Form 10-Q
period 1994-03-31
IDEX CORP /DE/
filed 1994-04-29
CIK 832101

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended March 31, 1994

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                         Commission file number 1-10235

                                IDEX Corporation
             (Exact name of registrant as specified in its charter)



             Delaware                           36-3555336
State or other jurisdiction of           (I.R.S. Employer
incorporation or organization           Identification No.)



630 Dundee Road, Suite 400
Northbrook, Illinois                               60062
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code  (708) 498-7070


Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X   No

Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of April 29, 1994: 12,707,626 shares.

Documents Incorporated by Reference:  None.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                          March 31,               December 31,
                                                                                            1994                      1993
                                                                                        -----------               ------------
                                                                                        (unaudited)
 ASSETS
  Current Assets

   Cash and cash equivalents.................                                            $  2,956                    $  3,513
   Receivables - net.........................                                              45,944                      43,318
   Inventories...............................                                              60,496                      60,973
   Deferred taxes............................                                               7,202                       6,602
   Other current assets......................                                               1,992                       1,060
                                                                                         --------                    --------
    Total Current Assets.....................                                             118,590                     115,466
  Property, Plant and Equipment - net........                                              52,699                      53,525
  Intangible Assets - net....................                                              83,970                      84,772
  Other Noncurrent Assets....................                                               5,112                       5,204
                                                                                         --------                    --------
     Total Assets............................                                            $260,371                    $258,967
                                                                                         --------                    --------
                                                                                         --------                    --------


 LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities
   Trade accounts payable....................                                            $ 23,682                    $ 21,405
   Accrued expenses..........................                                              21,979                      21,235
                                                                                         --------                    --------
     Total Current Liabilities...............                                              45,661                      42,640
  Long-Term Debt.............................                                             107,664                     117,464
  Other Noncurrent Liabilities...............                                              16,091                      15,177
                                                                                         --------                    --------
     Total Liabilities.......................                                             169,416                     175,281
                                                                                         --------                    --------

  Shareholders' Equity
   Common stock, par value $.01 per share;
    Shares authorized: 50,000,000
    Shares issued and outstanding:
     1994:  12,707,626
     1993:  12,701,588.......................                                                 127                         127
   Additional paid-in capital................                                              84,764                      84,713
   Retained earnings.........................                                               9,898                       2,551
   Accumulated translation adjustment........                                              (3,834)                    ( 3,705)
                                                                                         --------                    --------
    Total Shareholders' Equity...............                                              90,955                      83,686
                                                                                         --------                    --------
     Total Liabilities and Shareholders'
      Equity.................................                                            $260,371                    $258,967
                                                                                         --------                    --------
                                                                                         --------                    --------



See Notes to Consolidated Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (In thousands, except per share amounts)



 For the Three Months Ended March 31,                                                   1994                  1993
                                                                                        ----                  ----
                                                                                               (unaudited)
 Net sales................................                                           $85,874                 $73,551
 Cost of sales............................                                            52,484                  45,830
                                                                                     -------                 -------
 Gross profit.............................                                            33,390                  27,721
 Selling, general and administrative
  expenses................................                                            18,982                  17,220
                                                                                     -------                 -------
 Income from operations...................                                            14,408                  10,501
 Other expense - net......................                                               471                     135
 Interest expense.........................                                             2,633                   2,859
                                                                                     -------                 -------
 Income before income taxes...............                                            11,304                   7,507
 Provision for income taxes...............                                             3,957                   2,628
                                                                                     -------                 -------
 Net income...............................                                           $ 7,347                 $ 4,879
                                                                                     -------                 -------
                                                                                     -------                 -------

 Earnings per common share................                                           $   .56                 $   .38
                                                                                     -------                 -------
                                                                                     -------                 -------
 Weighted average common shares
  outstanding.............................                                            13,034                  12,944
                                                                                     -------                 -------
                                                                                     -------                 -------






 See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                 (In thousands)



                                         Shareholders' Equity
                             --------------------------------------------


                                     Additional               Accumulated
                             Common   Paid-In     Retained    Translation
                             Stock    Capital     Earnings    Adjustment
                             ------  ----------  -----------  -----------
Balance:
 December 31, 1993........   $127      $84,713    $  2,551     $(3,705)

Stock options exercised...                  51

Unrealized trans-
 lation adjustment........                                      (  129)

Net income................                           7,347
                             ----      -------    --------     -------

Balance:
 March 31, 1994...........   $127      $84,764    $  9,898     $(3,834)
                             ----      -------    --------     -------
                             ----      -------    --------     -------
 (unaudited)






See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In thousands)

 For the Three Months Ended March 31,                                                         1994            1993
                                                                                              ----            ----
                                                                                                  (unaudited)
 Cash Flows From Operating Activities:
  Net income.....................................                                           $ 7,347           $ 4,879
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization.................                                             2,239             2,231
   Amortization of intangibles...................                                               759               698
   Amortization of debt issuance expenses........                                               159               172
   Increase in receivables.......................                                            (2,626)           (  593)
   (Increase) decrease in inventories............                                               477            (  385)
   Increase (decrease) in trade accounts payable.                                             2,277            (  710)
   Increase (decrease) in accrued expenses.......                                               744            (2,196)
   (Increase) decrease in deferred taxes.........                                            (  600)            2,257
   Other transactions - net......................                                                25               441
                                                                                             ------            ------
    Net cash flows from operating activities.....                                            10,801             6,794
                                                                                             ------            ------

 Cash Flows From Investing Activities:
  Additions to property, plant and equipment.....                                            (1,558)           (1,660)
                                                                                             ------            ------
   Net cash flows from investing activities......                                            (1,558)           (1,660)
                                                                                             ------            ------
 Cash Flows From Financing Activities:
  Net repayments of long-term debt.. ............                                            (8,000)           (3,500)
  Decrease in accrued interest...................                                            (1,800)           (1,518)
  Payment of deferred financing costs............                                                              (  577)
                                                                                             ------            ------
   Net cash flows from financing activities......                                            (9,800)           (5,595)
                                                                                             ------            ------

 Net decrease in cash............................                                            (  557)           (  461)
 Cash and cash equivalents at beginning of period                                             3,513             2,370
                                                                                             ------            ------

 Cash and cash equivalents at end of period......                                           $ 2,956           $ 1,909
                                                                                             ------            ------
                                                                                             ------            ------


                                           Supplemental Disclosure of Cash Flow Information
                                           ------------------------------------------------

 Cash paid during the period for:
  Interest.......................................                                            $4,210            $4,140
  Taxes (including foreign)......................                                             1,066               580






See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Acquisition

     Pursuant to the requirements of the Securities and Exchange Commission, the January 22, 1988 Acquisition of the initial six businesses comprising IDEX Corporation ("IDEX" or the "Company") was not accounted for as a purchase transaction. Consequently, the accounting for the acquisition does not reflect any adjustment of the carrying value of the assets and liabilities to their fair values at the time of the acquisition. Accordingly, the shareholders' equity of IDEX at March 31, 1994 and December 31, 1993 includes a charge of $96.5 million which represents the excess of the purchase price over the book value of the subsidiaries purchased at the date of the acquisition.

2.(a) Significant Accounting Policies

     In the opinion of management, the unaudited information presented as of March 31, 1994 and for the three months ended March 31, 1994 and 1993 reflects all adjustments necessary, which consist only of normal recurring adjustments, for a fair presentation of the interim periods.

  (b) Earnings Per Share

     Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method.

3.   Balance Sheet Components

     The components of inventories as of March 31, 1994 and December 31, 1993 were (000's omitted):

                                                                                      March 31,            December 31,
                                                                                        1994                   1993
                                                                                      --------             ------------
 Inventories
    Raw materials and supplies                                                        $ 8,325                $ 8,498
    Work in process                                                                     8,034                  7,018
    Finished goods                                                                     44,137                 45,457
                                                                                      -------                -------
     Totals                                                                           $60,496                $60,973
                                                                                      -------                -------
                                                                                      -------                -------

     The inventories on a LIFO basis amounted to $25,929 and $25,874 at March 31, 1994 and December 31, 1993, respectively. The excess of current cost over LIFO inventory value and the impact on earnings of using the LIFO method are not material.

4.   Common and Preferred Stock

     The Company had five million shares of preferred stock authorized but unissued at March 31, 1994 and December 31, 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Historical Overview and Outlook

     IDEX sells a broad range of fluid handling and industrial products to a diverse customer base in the United States and internationally. Accordingly, IDEX's businesses are generally affected by levels of industrial activity and economic conditions in the United States and in those foreign countries where its products are sold, and to some extent, by the relationship of the dollar to other currencies. Among the factors that affect the demand for IDEX's products are interest rates, levels of capital spending by industry and overall industrial growth.

     The incoming order rate for IDEX for the first quarter of 1994 increased 14% over the first quarter of 1993, primarily due to improved market conditions and inclusion of Signfix (acquired late 1993). This represented a new record for orders written in a quarter. As a result, backlogs are somewhat stronger; however, the Company continues to operate with very low order backlogs, typically about 1-1/2 months' sales, in order to provide superior customer service, and any decline in orders would have an immediate effect on sales and profits.

     The first quarter of 1994 compared favorably to the first quarter of 1993 as IDEX achieved record quarterly sales, net income and earnings per common share. Sales increased 17%, net income was up 51% and earnings per share rose 47% in the first quarter of 1994 compared to the first quarter of 1993. Changes in IDEX's quarterly results from the comparable prior year period resulted primarily from improved economic conditions, inclusion of the 1993 acquisition of Signfix for the full 1994 first quarter and the fact that operating results in the first quarter of 1993 were unfavorably impacted by a two-week work stoppage at Viking Pump.

     The Company is well positioned in its markets, serves diverse industries, sells throughout the world and enjoys high margins. Given current business conditions and a continuation of current industrial activity, management expects that IDEX will attain new records in sales, net income, and earnings per share for the year.

                Company and Business Group Financial Information
                                (000's omitted)



For the Three Months Ended March 31,                                                  1994                  1993
                                                                                      ----                  ----
                                                                                             (unaudited)
 Fluid Handling Group (1)
  Net sales...............................                                          $56,551                $51,171
  Income from operations..................                                           11,896                  9,328
  Operating margin........................                                             21.0%                  18.2%
  Depreciation and amortization (3).......                                          $ 2,246                $ 2,278
  Capital expenditures....................                                            1,168                  1,380

 Industrial Products Group (1)
  Net sales...............................                                          $29,392                $22,446
  Income from operations..................                                            4,248                  2,764
  Operating margin........................                                             14.5%                  12.3%
  Depreciation and amortization (3).......                                          $   738                $   639
  Capital expenditures....................                                              390                    277

 Company (2)
  Net sales...............................                                          $85,874                $73,551
  Income from operations..................                                           14,408                 10,501
  Operating margin........................                                             16.8%                  14.3%
  Depreciation and amortization (3).......                                          $ 2,998                $ 2,929
  Capital expenditures....................                                            1,558                  1,660



  (1) Income from operations excludes net unallocated corporate operating expenses.

  (2) Includes the operations of the two business groups in addition to corporate operating expenses and inter-group eliminations.

  (3)  Excludes amortization of debt issuance expenses.

Results of Operations

     For purposes of this discussion and analysis section, reference is made to the tables set forth on the preceding page and the Company's Statements of Consolidated Operations included in the Financial Statement section. IDEX consists of two business segments: Fluid Handling and Industrial Products.

Performance in the Three Months Ended March 31, 1994 Compared to 1993

    Sales, net income and earnings per common share were at record levels in the three months ended March 31, 1994 versus the same period in 1993. Incoming orders, also at record levels, rose about 10% in the Company's base businesses and the acquisition of Signfix added another 4% to the prior year's first quarter order rate.

    Three-month 1994 consolidated net sales of $85.9 million increased $12.3 million or 17% from the comparable period in 1993. Fluid Handling Group sales increased $5.4 million or 11% due to stronger volume resulting from improved economic conditions. The first quarter of 1993 was adversely affected by the two-week work stoppage at Viking Pump. Sales in the Industrial Products Group increased $6.9 million or 31% due to the inclusion of the 1993 acquisition of Signfix in the first quarter of 1994 and improved sales demand in the other units in this Group.

    Gross profit of $33.4 million in the first three months of 1994 increased $5.7 million or 20% from the corresponding 1993 period. Gross profit as a percentage of sales rose to 38.9% in the 1994 period from 37.7% in 1993. Selling, general and administrative expenses increased to $19.0 million in the first quarter of 1994 from $17.2 million in the first quarter of 1993 and decreased as a percentage of sales to 22.1% in the 1994 period from 23.4% in the 1993 period.

    Income from operations increased to $14.4 million in the first quarter of 1994 from $10.5 million in the first quarter of 1993. In the Fluid Handling Group, income from operations increased 28% to $11.9 million in the first quarter of 1994 from $9.3 million in the first quarter of 1993. Operating margins for the Group improved to 21.0% in the first quarter of 1994 from 18.2% in the first quarter of 1993. The margin change resulted principally from volume-related gains with improving business conditions. Income from operations in the Industrial Products Group of $4.2 million and operating margins of 14.5% in the first quarter of 1994 were sharply higher than income from operations of $2.8 million and operating margins of 12.3% in the first quarter of 1993, as all units in the Industrial Products Group experienced volume-related improvements.

    Interest expense decreased to $2.6 million in the first quarter of 1994 from $2.9 million in the comparable 1993 period due to the favorable effect of reduced borrowings and interest rates under the Credit Agreement.

    The provision for income taxes increased to $4.0 million in the first
quarter of 1994 from $2.6 million in the first quarter of 1993.   The effective
tax rate of 35% in the first quarter of 1994 was equivalent to the 1993 rate. Net income was $7.3 million in the first quarter of 1994 and was 51% higher than the $4.9 million recorded in the 1993 period. Earnings per common share amounted to $.56 in the first quarter of 1994 which was 47% higher than the $.38 recorded in the first quarter of 1993. Last year's first quarter results were penalized by the Viking Pump work stoppage which reduced 1993 earnings by approximately $.06 per share.

Liquidity and Capital Resources

    On March 31, 1994 IDEX's working capital was $72.9 million and its current ratio was 2.6 to 1. Internally generated funds were adequate to fund capital expenditures of $1.6 million and $1.7 million for the three months ended March 31, 1994 and 1993, respectively. These expenditures were generally for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term. During the three months ended March 31, 1994 and 1993, depreciation and amortization expense, excluding amortization of debt issuance expenses, was $3.0 million, and $2.9 million, respectively.

    At March 31, 1994, the maximum amount available under the Credit Agreement was $100 million, of which $32 million was being used and $68 million was available. The availability under the Credit Agreement declines in stages commencing December 31, 1995 to $50 million on December 31, 1997. Any amount outstanding at June 30, 1999 becomes due at that date. Interest is payable quarterly on the outstanding balance at the Bank Agent's reference rate, or at rates applicable to certain dollar deposits in the interbank Eurodollar market plus 1-1/4%.

    IDEX believes it will generate sufficient cash flow from operations to meet its operating requirements, scheduled amortization payments under the Credit Agreement, interest and principal payments on the Senior Subordinated Notes and approximately $9 million of planned capital expenditures in 1994. From commencement of operations in January, 1988 until March 31, 1994, IDEX borrowed $115 million under the revolving Credit Agreement to complete six acquisitions and still has been able to reduce long-term debt by $58 million. IDEX intends to consider additional acquisitions in the future. In the event that suitable businesses or assets are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

                          Part II.  Other Information


Item 1.   Legal Proceedings.     None.


Item 2.   Changes in Securities.     Not Applicable.


Item 3.   Defaults upon Senior Securities.     None.


Item 4.   Submission of Matters to a Vote of Security Holders.   None.


Item 5.   Other Information.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

          (b)  Reports on Form 8-K

               There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacity and on the date indicated.






                                                  IDEX CORPORATION





April 29, 1994                                 /s/Wayne P. Sayatovic
                                                  Wayne P. Sayatovic
                                                  Vice President-
                                                  Finance, Chief Financial
                                                  Officer and Secretary
                                                  (Duly Authorized and Principal
                                                   Financial Officer)

                                EXHIBIT INDEX

Exhibit
Number                           Description                                                                                    Page
- - -------                          -----------                                                                                    ----
4.1            Restated Certificate of Incorporation of IDEX (formerly HI, Inc.) (incorporated by reference to Exhibit
               No. 3.1 to the Registration Statement on Form S-1 of IDEX Corporation, et al., Registration No. 33-21205,
               as filed on April 21, 1988).

4.1(a)         Amendment to Restated Certificate of Incorporation of IDEX (incorporated by reference to Exhibit No. 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation, Registration No.
               33-28317, as filed on June 1, 1989).

4.2            Amended and Restated Bylaws of IDEX (incorporated by reference to Exhibit No. 3.2 to Post-Effective Amendment
               No. 2 to the Registration Statement on Form S-1 of IDEX Corporation, et al., Registration No. 33-21205, as
               filed on July 17, 1989).

4.2(a)         Amended and Restated Article III, Section 13 of the Amended and Restated Bylaws of IDEX (incorporated by reference to Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of
               IDEX Corporation, et al., Registration No. 33-21205, as filed on February 12, 1990).

4.3            Indenture, dated as of September 15, 1992, among IDEX, the Subsidiaries and the Connecticut National Bank, as
               Trustee, relating to the 9-3/4% Senior Subordinated Notes of IDEX due 2002 (incorporated by reference to
               Exhibit No. 4.2 of the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31,
               1992, Commission File No. 1-10235).

4.4            Specimen Senior Subordinated Note including specimen guarantee  (incorporated by reference to Exhibit No. 4.3 of the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 1992, Commission
               File No. 1-10235).

4.5            Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.3 to the Registration Statement on
               Form S-2 of IDEX Corporation, et al., Registration No. 33-42208, as filed on September 16, 1991).

10.1           Second Amended and Restated Credit Agreement dated as of January 29, 1993 among IDEX, various banks named therein and Continental Bank N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Annual Report of
               IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-10235).

10.2           Pledge Agreement, dated January 22, 1988, between IDEX and the Bank Agent (incorporated by reference to
               Exhibit No. 10.3 to the Registration Statement on Form S-1 of IDEX Corporation, et al., Registration No.
               33-21205, as filed on April 21, 1988).

10.3           Guaranty Agreement, dated January 22, 1988, between each of the Guarantors named therein and the Bank Agent
               (incorporated by reference to Exhibit No. 10.4 to the Registration Statement on Form S-1 of IDEX Corporation,
               et al., Registration No. 33-21205, as filed on April 21, 1988).

10.3(a)        Guaranty Agreement, dated May 7, 1991, by CIC Acquisition Corporation in favor of the Bank Agent
               (incorporated by reference to Exhibit No. 10.3(a) to the Registration Statement on Form S-1 of IDEX
               Corporation, et al., Registration No. 33-50220, as filed on July 29, 1992).


10.3(b)        Guaranty Agreement, dated May 4, 1992, by PLF Acquisition Corporation and MCL Acquisition Corporation in
               favor of the Bank Agent (incorporated by reference to Exhibit No. 10.3(b) to the Registration Statement on
               Form S-1 of IDEX Corporation, et al., Registration No. 33-50220, as filed on July 29, 1992).

10.4           Inter-Guarantor Agreement, dated as of January 22, 1988, among the Subsidiaries named therein and the Bank
               Agent (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of IDEX Corporation,
               et al., Registration No. 33-21205, as filed on April 21, 1988).

10.4(a)        First Amendment to Inter-Guarantor Agreement, dated as of May 7, 1991, among IDEX Corporation and the
               Subsidiaries named therein (incorporated by reference to Exhibit No. 10.6(a) to the Registration Statement
               on Form S-1 of IDEX Corporation, et al., Registration No. 33-50220, as filed on July 29, 1992).

10.5           Amended and Restated Employment Agreement between IDEX Corporation and Donald N. Boyce, dated as of January 22,
               1988 (incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registration Statement on Form
               S-1 of IDEX Corporation, Registration No. 33-28317, as filed on June 1, 1989).

10.5(a)        First Amendment to the Amended and Restated Employment Agreement between IDEX Corporation and Donald N. Boyce, dated as of January 13, 1993 (incorporated by reference to Exhibit 10.5(a) to the Annual Report of IDEX on
               Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-10235).

10.6           Amended and Restated Employment Agreement between IDEX Corporation and Wayne P. Sayatovic, dated as of
               January 22, 1988 (incorporated by reference to Exhibit No. 10.17 to Amendment No. 1 to the Registration
               Statement on Form S-1 of IDEX Corporation, Registration No. 33-28317, as filed on June 1, 1989).

10.6(a)        First Amendment to the Amended and Restated Employment Agreement between IDEX Corporation and Wayne P.
               Sayatovic, dated as of January 13, 1993 (incorporated by reference to Exhibit 10.7(a) to the Annual Report of
               IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-10235).

10.7           Management Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.21 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation, Registration No. 33-28317, as filed on June 1,
               1989).

10.8           Form of Indemnification Agreement (incorporated by reference to Exhibit No. 10.23 to the Registration
               Statement on Form S-1 of IDEX Corporation, Registration No. 33-28317, as filed on April 26, 1989).

10.9           Form of Shareholder Purchase and Sale Agreement (incorporated by reference to Exhibit
               No. 10.24 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation, Registration
               No. 33-28317, as  filed on June 1, 1989).

10.10          Revised Form of IDEX Corporation Stock Option Plan for Outside Directors (incorporated by reference to
               Exhibit No. 10.22(a) to Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 of
               IDEX Corporation, et al., Registration No. 33-21205, as filed on March 2, 1990).

10.11          Amendment to the IDEX Corporation Stock Option Plan for Outside Directors, adopted by resolution of the
               Board of Directors dated as of January 28, 1992 (incorporated by reference to Exhibit 10.21(a) of the
               Annual Report of IDEX on Form 10-K for the fiscal year ended December 31, 1991, Commission File
               No. 1-10235).

10.12          Non-Qualified Stock Option Plan for Non-Officer Key Employees of IDEX Corporation (incorporated by reference to Exhibit 10.15 to the Annual Report of IDEX on Form 10-K for the fiscal year ending
               December 31, 1992, Commission File No. 1-102351).

10.13          Non-Qualified Stock Option Plan for Officers of IDEX Corporation (incorporated by reference to
               Exhibit 10.16 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992,
               Commission File No. 1-102351).

10.14          IDEX Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission
               File No. 1-102351).

10.15          Asset Purchase Agreement, dated as of February 19, 1991, by and among Corken International
               Corporation, Corken Properties, Inc., Hinderliter Industries, Inc., CIC Acquisition Corporation
               and IDEX (incorporated by reference to Exhibit 10.23 to the Annual Report of IDEX on Form 10-K for the
               fiscal year ended December 31, 1990, Commission file number 33-21205).

10.16          Asset Purchase Agreement, dated as of April 9, 1992 by and among PLF Acquisition Corporation,
               O.D.E. Manufacturing, Inc., Pulsafeeder, Inc., Morr Control, Inc., Pulsafeeder Far East Pte. Ltd.
               and PAC, Inc. (incorporated by reference to Exhibit No. 2.1 to the Current Report of IDEX on Form 8-K
               filed with the Commission on May 20, 1992, Commission File No. 1-10235).




*Filed herewith