Form 10-Q
period 1994-06-30
IDEX CORP /DE/
filed 1994-08-09
CIK 832101

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended June 30, 1994

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

______________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X     No

Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of August 9, 1994: 12,710,161 shares.

Documents Incorporated by Reference:  None.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      June 30,                  December 31,
                                                                       1994                         1993
                                                                     -----------                ------------
                                                                     (unaudited)
 ASSETS

  Current Assets
   Cash and cash equivalents.................                       $  3,427                    $  3,513
   Receivables - net.........................                         56,579                      43,318
   Inventories...............................                         79,119                      60,973
   Deferred taxes............................                          7,986                       6,602
   Other current assets......................                          2,426                       1,060
                                                                    --------                    --------
    Total Current Assets.....................                        149,537                     115,466
  Property, Plant and Equipment - net........                         66,361                      53,525
  Intangible Assets - net....................                        149,258                      84,772
  Other Noncurrent Assets....................                          5,006                       5,204
                                                                    --------                    --------
     Total Assets............................                       $370,162                    $258,967
                                                                    ========                    ========
 LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities
   Trade accounts payable....................                       $ 30,090                    $ 21,405
   Accrued expenses..........................                         30,338                      21,235
                                                                    --------                    --------
     Total Current Liabilities...............                         60,428                      42,640
  Long-Term Debt.............................                        191,930                     117,464
  Other Noncurrent Liabilities...............                         18,284                      15,177
                                                                    --------                    --------
     Total Liabilities.......................                        270,642                     175,281
                                                                    --------                    --------
  Shareholders' Equity

   Common stock, par value $.01 per share;
    Shares authorized:  50,000,000
    Shares issued and outstanding:
     1994:  12,708,744
     1993:  12,701,588.......................                            127                         127
   Additional paid-in capital................                         84,793                      84,713
   Retained earnings.........................                         18,076                       2,551
   Accumulated translation adjustment........                         (3,476)                    ( 3,705)
                                                                    --------                    --------
    Total Shareholders' Equity...............                         99,520                      83,686
                                                                    --------                    --------
     Total Liabilities and Shareholders'
      Equity.................................                       $370,162                    $258,967
                                                                    ========                    ========



See Notes to Consolidated Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (In thousands, except per share amounts)



 For the Second Quarter Ended June 30,          1994                    1993
                                                ----                    ----
                                                         (unaudited)
 Net sales................................      $93,559                 $78,052
 Cost of sales............................       57,402                  47,893
                                                -------                 -------
 Gross profit.............................       36,157                  30,159
 Selling, general and administrative
   expenses................................      19,799                  17,221
                                                -------                 -------
 Income from operations...................       16,358                  12,938
 Other expense - net......................          558                     242
 Interest expense.........................        3,113                   2,809
                                                -------                 -------
 Income before income taxes ..............       12,687                   9,887
 Provision for income taxes...............        4,509                   3,427
                                                -------                 -------
 Net income...............................      $ 8,178                 $ 6,460
                                                =======                 =======
 Earnings per common share................      $   .63                 $   .50
                                                =======                 =======

 Weighted average common shares
   outstanding.............................      13,042                  12,947
                                                =======                 =======






 See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (In thousands, except per share amounts)



 For the Six Months Ended June 30,             1994                    1993
                                               ----                    ----
                                                        (unaudited)
 Net sales................................     $179,433                $151,603
 Cost of sales............................      109,886                  93,723
                                               --------                --------
 Gross profit.............................       69,547                  57,880
 Selling, general and administrative
   expenses................................      38,781                  34,441
                                               --------                --------
 Income from operations...................       30,766                  23,439
 Other expense - net......................        1,029                     377

 Interest expense.........................        5,746                   5,668
                                               --------                --------
 Income before income taxes...............       23,991                  17,394
 Provision for income taxes...............        8,466                   6,055
                                               --------                --------
 Net income...............................     $ 15,525                $ 11,339
                                               ========                ========
 Earnings per common share................     $   1.19                $    .88
                                               ========                ========
 Weighted average common shares
   outstanding.............................      13,035                  12,943
                                               ========                ========






 See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                 (In thousands)



                                         Shareholders' Equity
                             --------------------------------------------


                                     Additional               Accumulated
                             Common   Paid-In     Retained    Translation
                             Stock    Capital     Earnings    Adjustment
                             ------  ----------  -----------  -----------
Balance:
 December 31, 1993........   $127    $84,713     $  2,551     $(3,705)

Stock options exercised...                80

Unrealized trans-
 lation adjustment........                                        229

Net income................                         15,525
                             ----    -------     --------     -------

Balance:
 June 30, 1994............   $127    $84,793     $ 18,076     $(3,476)
 (unaudited)                 ====    =======     ========     =======






See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In thousands)

 For the Six Months Ended June 30,                     1994              1993
                                                       ----              ----
                                                             (unaudited)
 Cash Flows From Operating Activities:
  Net income.....................................      $15,525           $11,339
  Adjustments to reconcile net income to net cash
   provided by operating  activities:
   Depreciation and amortization.................        4,619             4,463
   Amortization of intangibles...................        1,652             1,400
   Amortization of debt issuance expenses........          318               322
   Increase in receivables.......................      ( 4,762)          ( 2,743)
   Decrease in inventories.......................          479             1,343
   Increase (decrease) in trade accounts payable.        3,676           (   118)
   Increase (decrease) in accrued expenses.......      (   528)              492
   (Increase) decrease in deferred taxes.........      (   736)            1,809
   Other transactions - net......................          952             1,916
                                                       -------           -------
    Net cash flows from operating activities.....       21,195            20,223
                                                       -------           -------

 Cash Flows From Investing Activities:
  Additions to property, plant and equipment.....      ( 4,194)          ( 3,482)
  Acquisition of businesses (net of cash
   acquired).....................................      (91,553)
                                                       -------           -------
    Net cash flows from investing activities.....      (95,747)          ( 3,482)
                                                       -------           -------

 Cash Flows From Financing Activities:
  Net borrowings (repayments) of long-term debt..       74,000           (16,000)
  Increase in accrued interest...................          466               295
  Payment of deferred financing costs............                        (   638)
                                                       -------           -------
   Net cash flows from financing activities......       74,466           (16,343)
                                                       -------           -------

 Net increase (decrease) in cash.................      (    86)              398
 Cash and cash equivalents at beginning of period        3,513             2,370
                                                       -------           -------

 Cash and cash equivalents at end of period......      $ 3,427           $ 2,768
                                                       =======           =======


                Supplemental Disclosure of Cash Flow Information
                ------------------------------------------------
 Cash paid during the period for:
  Interest.......................................      $ 4,835           $ 4,943
  Taxes (including foreign)......................        7,016             1,095






See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Acquisition

     Pursuant to the requirements of the Securities and Exchange Commission, the January 22, 1988 Acquisition of the initial six businesses comprising IDEX Corporation ("IDEX" or the "Company") was not accounted for as a purchase transaction. Consequently, the accounting for the acquisition does not reflect any adjustment of the carrying value of the assets and liabilities to their fair values at the time of the acquisition. Accordingly, the shareholders' equity of IDEX at June 30, 1994 and December 31, 1993 includes a charge of $96.5 million which represents the excess of the purchase price over the book value of the subsidiaries purchased at the date of the acquisition.

2.   Acquisition of Hale Products, Inc.

     On May 26, 1994, IDEX purchased all of the outstanding shares of common stock of Hale Products, Inc. ("Hale"), a leading manufacturer of fire-fighting pumps and rescue tools. The purchase price for the acquisition including stock purchase, debt assumption and transaction fees was approximately $95 million in cash. The purchase was financed through borrowings under the Company's bank revolving credit facility which was amended to provide an additional $50 million of availability ($150 million of total availability) and improvement to the interest rate structure. The excess of the purchase price over the fair value of the net assets acquired of $61.5 million will be amortized over 40 years. The acquisition has been accounted for by the purchase method of accounting. The liabilities assumed in connection with the acquisition of Hale were as follows:

      Fair value of assets acquired............      $ 49,578
      Cost in excess of net assets acquired....        61,459
      Cash paid for common stock of Hale and
       related transaction expenses............       (56,068)
      Cash paid to retire Hale's senior notes..       (38,750)
                                                     --------
      Liabilities assumed......................      $ 16,219
                                                     ========


     Hale's financial performance for the period January 1 to May 25, 1994, prior to acquisition by IDEX, was adversely affected by several factors. Customarily, Hale's shipments are stronger in the second half of a calendar year than the first half due to the purchasing practices of customers in industries that it serves. In 1994, shipments were further reduced by production curtailments at the Conshohocken facilities because of severe winter weather and unexpected facility repairs at its foundry. In addition, Hale was in the process of moving production of certain products between its Conshohocken, Pennsylvania and St. Joseph, Tennessee facilities during this period which created certain temporary inefficiencies and loss of overhead absorption. Higher than normal selling, general and administrative expenses were incurred during this period due to Hale's participation in a major international fire and rescue trade show which is held every six years in Germany. During the period January 1 through May 25, 1994 order activity remained strong as sales backlogs increased by $5.5 million.

     The unaudited pro forma consolidated results of operations of IDEX for the six months ended June 30, 1994 and 1993 reflecting the allocation of the purchase price and related financing of the transactions, would have been as follows (in thousands except per share amounts), assuming that the Hale acquisition had occurred at the beginning of each of the respective periods.


                                                        1994                    1993
                                                        --------                --------
 Net sales................................              $202,019                $183,665
 Income before extraordinary item and
  cumulative effect of changes in
  accounting for income taxes.............                13,210                  11,476
 Net income...............................                13,210                  10,881
 Earnings per common share:
  Income before extraordinary item and
   cummulative effect of change in
   accounting for income tax..............                  1.01                     .89
 Net income...............................                  1.01                     .84


3.(a) Significant Accounting Policies

In the opinion of management, the unaudited information presented as of June 30, 1994 and for the six-month periods ended June 30, 1994 and 1993 reflects all adjustments necessary, which consist only of normal recurring adjustments, for a fair presentation of the interim periods.

  (b) Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method.

4. Inventory

The components of inventories as of June 30, 1994 and December 31, 1993 were (000's omitted):

                                           June 30,                 December 31,
                                             1994                       1993
                                           --------                 ------------
 Inventories
    Raw materials and supplies             $ 9,407                  $ 8,498
    Work in process                         10,776                    7,018
    Finished goods                          58,936                   45,457
                                           -------                  -------
     Totals                                $79,119                  $60,973
                                           =======                  =======


     The inventories on a LIFO basis amounted to $45,873 and $25,874 at June 30, 1994 and December 31, 1993, respectively. The excess of current cost over LIFO inventory value and the impact on earnings of using the LIFO method are not material.

5.   Preferred Stock

     The Company had five million shares of preferred stock authorized but unissued at June 30, 1994 and December 31, 1993.

                Company and Business Group Financial Information
                                (000's omitted)



For the Second Quarter Ended June 30,                 1994(1)                1993
                                                      ----                   ----
                                                             (unaudited)
 Fluid Handling Group (2)
  Net sales...............................            $63,267                $53,542
  Income from operations..................             13,739                 10,891
  Operating margin........................               21.7%                  20.3%
  Depreciation and amortization (4).......            $ 2,507                $ 2,275
  Capital expenditures....................              2,096                  1,292

 Industrial Products Group (2)
  Net sales...............................            $30,393                $24,582
  Income from operations..................              4,644                  3,646
  Operating margin........................               15.3%                  14.8%
  Depreciation and amortization (4).......            $   754                $   648
  Capital expenditures....................                490                    504

 Company (3)
  Net sales...............................            $93,559                $78,052
  Income from operations..................             16,358                 12,938
  Operating margin........................               17.5%                  16.6%
  Depreciation and amortization (4).......            $ 3,273                $ 2,935
  Capital expenditures....................              2,636                  1,822



  (1)  Includes the operations of Signfix from January 1,
       1994, which are not material to the Company, and Hale from May 26, 1994.

  (2) Income from operations excludes unallocated corporate operating expenses.

  (3) Includes the operations of the two business groups in addition to corporate operating expenses and inter-group eliminations.

  (4)  Excludes amortization of debt issuance expenses.

                Company and Business Group Financial Information
                                (000's omitted)



For the Six Months Ended June 30,                   1994(1)                 1993
                                                    ----                    ----
                                                           (unaudited)
 Fluid Handling Group (2)
  Net sales...............................          $119,818                $104,713
  Income from operations..................            25,635                  20,219
  Operating margin........................              21.4%                   19.3%
  Depreciation and amortization (4).......          $  4,753                $  4,553
  Capital expenditures....................             3,264                   2,672

 Industrial Products Group (2)
  Net sales...............................          $ 59,785                $ 47,028
  Income from operations..................             8,892                   6,410
  Operating margin........................              14.9%                   13.6%
  Depreciation and amortization (4).......          $  1,492                $  1,287
  Capital expenditures....................               880                     781

 Company (3)
  Net sales...............................          $179,433                $151,603
  Income from operations..................            30,766                  23,439
  Operating margin........................              17.1%                   15.5%
  Depreciation and amortization (4).......          $  6,271                $  5,863
  Capital expenditures....................             4,194                   3,482



  (1)  Includes the operations of Signfix from January 1,
       1994, which are not material to the Company, and Hale from May 26, 1994.

  (2) Income from operations excludes unallocated corporate operating expenses.

  (3) Includes the operations of the two business groups in addition to corporate operating expenses and inter-group eliminations.

  (4)  Excludes amortization of debt issuance expenses.

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

    The incoming order rate for IDEX for the second quarter of 1994 increased 24% over the second quarter of 1993 and represented a new record for orders written in a quarter. Base businesses contributed 14% of the increase while Signfix, acquired late in 1993, and Hale, acquired in May of 1994, contributed 10% of the increase. As a result, backlogs are somewhat stronger; however, the Company continues to operate with very low order backlogs, typically about 1-1/2 months' sales, in order to provide superior customer service, and any decline in orders would have an immediate effect on sales and profits.

    The second quarter of 1994 compared favorably to the second quarter of 1993 as IDEX achieved record quarterly sales, net income and earnings per common share. Sales increased 20%, net income was up 27% and earnings per share rose 26% in the second quarter of 1994 compared to the second quarter of 1993. Changes in IDEX's quarterly results from the comparable prior year period resulted from improved economic conditions as all of IDEX's base business units reported stronger operating results which were further enhanced by inclusion of activity from recent acquisitions - Signfix in November 1993 and Hale in May 1994. Signfix was an addition to the Company's Industrial Products group and Hale was added to the Fluid Handling Group.

    The Company is well positioned in its markets, serves diverse industries, sells throughout the world and enjoys high margins. Given current business conditions and a continuation of current industrial activity, management expects that IDEX will attain new records in sales, net income, and earnings per share for the year.

Results of Operations

     For purposes of this discussion and analysis section, reference is made to the tables set forth on pages 8 and 9 and the Company's Statements of Consolidated Operations included in the Financial Statement section. IDEX consists of two business segments: Fluid Handling and Industrial Products.

Performance in the Second Quarter Ended June 30, 1994 Compared to 1993

    Sales, net income and earnings per common share were at record levels in the three months ended June 30, 1994 versus the same period in 1993. Incoming orders, also at record levels, rose 14% in the Company's base businesses and the acquisition of Signfix and Hale added another 10% to the prior year's second quarter order rate.

    Second quarter 1994 consolidated net sales of $93.6 million increased $15.5 million or 20% from the comparable period in 1993. Fluid Handling Group sales of $63.3 million increased $9.7 million or 18% due to stronger volume resulting from improved economic conditions and inclusion of Hale activity from its May 1994 acquisition. Sales in the Industrial Products Group of $30.4 million increased $5.8 million or 24% due to the inclusion of Signfix activity from its November 1993 acquisition and improved sales demand for the other units in this Group.

    Gross profit of $36.2 million in the second quarter of 1994 increased $6.0 million or 20% from the corresponding 1993 period. Gross profit as a percentage of sales in the 1994 period of 38.7% was approximately equivalent to that of 1993. Selling, general and administrative expenses increased to $19.8 million in the second quarter of 1994 from $17.2 million in the second quarter of 1993 principally as a result of acquisitions, but decreased as a percentage of sales to 21.1% in 1994 from 22.1% in 1993.

    Income from operations increased 26% to $16.4 million in the second quarter of 1994 from $12.9 million in the second quarter of 1993 as operating margin as a percent of sales increased to 17.5% from 16.6%. In the Fluid Handling Group, income from operations of $13.7 million and operating margin of 21.7% for the second quarter of 1994 were higher than income from operations of $10.9 million and operating margin of 20.3% in the second quarter of 1993 due to volume-related gains with improving business conditions. Income from operations in the Industrial Products Group of $4.6 million and operating margin of 15.3% in the second quarter of 1994 were higher than income from operations of $3.6 million and operating margin of 14.8% in the second quarter of 1993 as all units in the Industrial Products Group experienced volume-related improvements.

    Interest expense increased to $3.1 million in the second quarter of 1994 from $2.8 million in the comparable 1993 period due to additional borrowings from the November 1993 acquisition of Signfix and the May 1994 acquisition of Hale and higher interest rates.

    The provision for income taxes increased to $4.5 million in the second quarter of 1994 from $3.4 million in the second quarter of 1993. The effective tax rate of 35.5% in the second quarter of 1994 increased from the 1993 rate of 35.0% as the amortization of goodwill expense arising from the Hale acquisition is not deductible for tax purposes. Net income was $8.2 million in the second quarter of 1994 and was 27% higher than the $6.5 million recorded in the 1993 period. Earnings per common share amounted to $.63 in the second quarter of 1994 which was 26% higher than the $.50 recorded in the second quarter of 1993.

Performance in the Six Months Ended June 30, 1994 Compared to 1993

    Sales, net income and earnings per common share were also at record levels in the six months ended June 30, 1994 versus 1993. Incoming orders rose 12% in the Company's base businesses and inclusion of Hale and Signfix activity added another 7% to the prior year's first six months rate.

    Six-month 1994 net sales of $179.4 million increased $27.8 million or 18% from 1993. Fluid Handling Group sales of $119.8 million increased $15.1 million or 14% due to stronger volume from improved market conditions and Hale activity from its May 1994 acquisition. Sales in the Industrial Products Group of $59.8 million increased $12.8 million or 27% due to the inclusion of Signfix activity in the first six months of 1994 and improved sales demand for the other units in this group.

    Gross profit of $69.5 million in the first six months of 1994 increased $11.7 million or 20% from the corresponding 1993 period, and gross profit as a percentage of sales of 38.8% in 1994 increased from 38.2% in 1993. Selling, general and administrative expenses increased to $38.8 million in the first six months of 1994 from $34.4 million in the first six months of 1993, but as a percentage of sales, decreased to 21.6% in 1994 from 22.7% in 1993.

    Income from operations for the six months ended June 30, 1994 increased to $30.8 million or 31% from $23.4 million in the same period of 1993. In the Fluid Handling Group, income from operations of $25.6 million and operating margin of 21.4% for the six months ended June 30, 1994 were higher than income from operations of $20.2 million and operating margin of 19.3% in the same period of 1993 due to volume-related gains with improving business conditions. Income from operations in the Industrial Products Group of $8.9 million and operating margin of 14.9% in the first six months of 1994 were higher than income from operations of $6.4 million and operating margin of 13.6% in the comparable 1993 period as all units in the Industrial Products Group experienced volume-related improvements.

    Interest expense of $5.7 million in the first six months of 1994 was approximately equivalent to the comparable 1993 period as interest rates and average borrowings outstanding under the Credit Agreement during the first six months of 1994 were approximately equivalent to the 1993 period.

    The provision for income taxes increased to $8.5 million in the first half of 1994 from $6.1 million in the first half of 1993. The 1994 effective tax rate of 35.3% increased slightly from the 35.0% 1993 rate as the amortization of goodwill expense arising from the Hale acquisition is not deductible for tax purposes. Net income was $15.5 million in the first six months of 1994, up 37% from $11.3 million in the 1993 period. Earnings per common share amounted to $1.19 in the first six months of 1994 which was 35% higher than the $.88 recorded in the first six months of 1993.

Liquidity and Capital Resources

    On June 30, 1994 IDEX's working capital was $89.1 million and its current ratio was 2.5 to 1. Internally generated funds were adequate to fund capital expenditures of $4.2 million and $3.5 million for the six months ended June 30, 1994 and 1993, respectively. These expenditures were generally for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term. During the six months ended June 30, 1994 and 1993, depreciation and amortization expense, excluding amortization of debt issuance expenses, was $6.3 million, and $5.9 million, respectively.

    In connection with the acquisition of Hale, the Credit Agreement was amended on May 23, 1994 to provide for an additional $50 million of availability and improved interest rate structure. IDEX borrowed approximately $95 million under the Credit Agreement to finance the acquisition of Hale. At June 30, 1994, the maximum amount available under the Credit Agreement was $150 million, of which $114 million was being used. The availability under the Credit Agreement declines in stages commencing December 31, 1995 to $100 million on December 31, 1997. Any amount outstanding at June 30, 1999 becomes due at that date. Interest is payable quarterly on the outstanding balance at the Bank Agent's reference rate, or at rates applicable to certain dollar deposits in the interbank Eurodollar market plus 1-1/4%.

    IDEX believes it will generate sufficient cash flow from operations to meet its operating requirements, scheduled amortization payments under the Credit Agreement, interest and principal payments on the Senior Subordinated Notes and approximately $11 million of planned capital expenditures in 1994. From commencement of operations in January, 1988 until June 30, 1994, IDEX borrowed $210 million to complete seven acquisitions and during this same period generated, principally from operation, cash flow of $186 million to reduce its indebtedness. IDEX intends to consider additional acquisitions in the future. In the event that suitable businesses or assets are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

                          Part II.  Other Information


Item 1.   Legal Proceedings.     None.


Item 2.   Changes in Securities.     Not Applicable.


Item 3.   Defaults upon Senior Securities.     None.


Item 4.   Submission of Matters to a Vote of Security Holders.   None.


Item 5.   Other Information.

          Set forth below is the information required by 7(a), Financial Statements of Acquired Businesses, and 7(b),
          Pro Forma Financial Statements of Form 8-K with respect to the Hale Products, Inc. acquisition filed with the SEC on June 6, 1994.

Financial Statements of Acquired Business and Pro Forma Financial Statements


Unaudited Financial Statements

  Consolidated Balance Sheet as of May 25, 1994 and
  December 31, 1993                                                      F-1

  Consolidated Statements of Operations for the period
  January 1 to May 25, 1994 and the six months ended
  June 30, 1993                                                          F-2

  Consolidated Statements of Stockholders' Equity
  (Deficit) for the period January 1 to May 25, 1994                     F-3

  Consolidated Statements of Cash Flows for the period
  January 1 to May 25, 1994 and the six months ended
  June 30, 1993                                                          F-4

  Notes to the Consolidated Financial Statements                         F-5


Audited Financial Statements

  Report of Independent Auditors                                         F-6

  Consolidated Balance Sheets as of December 31, 1993
  and 1992                                                               F-7

  Consolidated Statements of Operations for the
  Years Ended December 31, 1993, 1992, and 1991                          F-9

  Consolidated Statements of Stockholders' Equity
  (Deficit) for the Years Ended December 31, 1993,
  1992, and 1991                                                         F-10

  Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1993, 1992, and 1991                                F-11

  Notes to the Consolidated Financial Statements                         F-12

Pro Forma Financial Statements                                           F-21

 Unaudited Pro Forma Statement of Operations for the
  twelve months ended December 31, 1993                                  F-22

 Unaudited Pro Forma Statement of Operations for the six
   months ended June 30, 1994                                            F-23

 Unaudited Pro Forma Notes to Statements of Operations                   F-24



                                       F

                              Hale Products, Inc.
                         Consolidated Balance Sheets
                      May 25, 1994 and December 31, 1993

                                                            (IN THOUSANDS)
                                                    MAY 25,             DECEMBER 31,
                                                      1994                 1993
ASSETS                                                       (UNAUDITED)
- - ------                                             ------------        ------------
Current assets:
  Cash and cash equivalents                         $ 3,265              $4,583
  Accounts receivable                                 8,730              12,452
  Inventories                                        15,216              13,545
  Prepaid expenses                                      637                 355
  Income taxes receivable                               637
  Deferred income taxes                                 420                 449
                                                    -------             -------
Total current assets                                 28,905              31,384

Property, plant and equipment, at cost               22,889              22,174
  Less accumulated depreciation                      10,372               9,695
                                                    -------             -------
Net property, plant and equipment                    12,517              12,479

Other                                                 1,651               1,566
                                                    -------             -------
                                                    $43,073             $45,429
                                                    =======             =======
LIABILITIES AND EQUITY (DEFICIT)
- - --------------------------------
Current liabilities:
  Accounts payable                                   $4,480              $4,466
  Accrued interest                                      566                 892
  Income taxes payable                                                      447
  Current portion of long-term debt                     106                 844
  Other accrued liabilities                           3,507               3,537
                                                    -------             -------
Total current liabilities                             8,659              10,186

Deferred income taxes                                 1,235               1,006
Long-term debt                                       36,304              36,356

Stockholders' equity (deficit):
  Common stock $.01 par value; 1,000,000 shares
    authorized, 491,935  and 486,375 shares
    issued and outstanding in 1994 and 1993               5                   5
  Capital in excess of par value                      3,506               3,413
  Retained earnings (deficit)                        (6,663)             (5,400)
  Common stock held in treasury-at cost; 12,764
    shares in 1994 and 1993                            (149)               (149)
  Cumulative effect of foreign currency
     translation                                        176                  12
                                                    -------             -------
Total stockholders' equity (deficit)                 (3,125)             (2,119)
                                                    -------             -------
                                                    $43,073             $45,429
                                                    =======             =======

                              Hale Products, Inc.
                    Consolidated Statements of Operations
                 for the Period January 1 to May 25, 1994 and
                      the Six Months Ended June 30, 1993

                                                            (in thousands)
                                                       1994                1993
                                                             (unaudited)
                                                    ----------------------------
Revenues                                            $22,586             $32,062

Cost of goods sold                                   15,687              20,131
                                                    -------             -------
Gross margin                                          6,899              11,931

Operating costs:
  Selling, general and administrative                 6,475               7,681
  Depreciation                                          715                 833
  Amortization                                          159                 566
  Other                                                                     107
                                                    -------             -------
Operating income (loss)                                (450)              2,744

Interest expense                                      1,399               1,844

Minority interest in net loss of subsidiary                                 (37)
                                                    -------             -------
Income (loss) before income taxes,
  extraordinary item, and cumulative effect of
  change in accounting for income taxes              (1,849)                937

Income tax (benefit) provision                         (586)                471
                                                    -------             -------
Loss before extraordinary item and cumulative
  effect of change in accounting for
  income taxes                                       (1,263)                466

Extraordinary item, net of income tax benefit                               709
Cumulative effect of change in accounting
    for income taxes                                                       (114)
                                                    -------             -------
Net loss                                            $(1,263)              $(129)
                                                    =======               =====


                              Hale Products, Inc.
            Consolidated Statement of Stockholders' Equity (Deficit)
                       (in thousands, except share data)

                                                                                                               TOTAL
                                                        CAPITAL       RETAINED        FOREIGN               STOCKHOLDERS'
                                    COMMON STOCK       IN EXCESS      EARNINGS       CURRENCY     TREASURY     EQUITY
                              SHARES         AMOUNT   OF PAR VALUE    (DEFICIT)     TRANSLATION    STOCK     (DEFICIT)
                             ---------     --------   ------------   ----------     -----------   --------   ------------
Balance, January 1, 1994       486,375       $5       $3,413          $(5,400)         $12         $(149)    $(2,119)

Exercise of stock options        5,560                    93                                                      93
Foreign currency translation                                                           164                       164
Net loss                                                               (1,263)                                (1,263)
                               -------      --        -------        --------         ----         -------    -------
Balance, May 25, 1994
  (unaudited)                  491,935       $5       $3,506          $(6,663)        $176         $(149)     ($3,125)
                               =======      ===       =======         =======         ====         ======      =======

                               Hale Products, Inc.
                     Consolidated Statements of Cash Flows
                  for the Period January 1 to May 25, 1994 and
                       the Six Months Ended June 30, 1993

                                                              (in thousands)
                                                         1994                1993
                                                               (unaudited)
                                                        --------------------------
Operating activities
Net loss                                               $(1,263)             $(129)
Adjustments to reconcile net loss to
  net cash (used in) provided by operating
  activities:
    Depreciation and amortization                         874               1,399
    Noncash charges                                                           122
    Extraordinary items                                                       709
    Minority interest in net loss of subsidiary                               (37)
    Cumulative effect of change in accounting for
      income taxes                                                           (114)
    Change in operating assets and liabilities,
      net of extraordinary items:
      Accounts receivable                               3,840                 835
      Inventory                                        (1,466)             (1,391)
      Prepaid expenses                                   (250)               (588)
      Accounts payable                                    (66)             (2,151)
      Accrued interest                                   (326)                901
      Income taxes payable                             (1,133)               (391)
      Other liabilities                                   (10)               (127)
                                                       ------              ------
Total adjustments                                       1,463                (833)
                                                       ------              ------
Net cash (used in) provided by operating activities       200                (962)

Investing activities
Capital expenditures                                     (687)               (331)
Acquisition of minority interest                                             (102)
Other                                                      (5)               (215)
                                                       ------              ------
Net cash used in investing activities                    (692)               (648)

Financing activities
Proceeds from sale of senior notes                                         36,000
Net borrowings on line of credit agreements                                   278
Principal payments on long-term debt                     (806)            (33,062)
Proceeds from the exercise of stock options                93                  10
Purchase of treasury shares                                                    (3)
Debt fees                                                                  (1,850)
                                                       ------              ------
Net cash (used in) provided by financing
  activitities                                           (713)              1,373
Effect of exchange rate changes on cash                  (113)                151
                                                       ------              ------
Net decrease in cash                                   (1,318)                (86)
Cash and cash equivalents, beginning of period          4,583               2,491
                                                       ------              ------
Cash and cash equivalents, end of period               $3,265              $2,405
                                                       ======              ======

                              Hale Products, Inc.
                   Notes to Consolidated Financial Statements
                                  May 25, 1994

1.  SIGNIFICANT ACCOUNTING POLICIES

    In the opinion of Hale's management, the unaudited information presented as of May 25, 1994 and for the period January 1 to May 25, 1994 and for the six months ended June 30 1993 reflects all adjustments necessary, which consists only of normal recurring adjustments, for a fair presentation of the interim period.


2.  INVENTORIES

    Inventories are valued at lower of cost (first-in first-out) or market and at May 25, 1994 and December 31, 1993 of the following (in thousands):

                                               MAY 25,     DECEMBER
                                                1994         1993
                                             (unaudited)
                                             -----------------------
         Raw Materials and finished goods     $12,327        $11,364
         Work in progress                       2,889          2,181
                                              ----------------------
         Total inventory                      $15,216        $13,545
                                              ======================


3.    SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid during the period January 1 to May 25, 1994 and for the six months ended June 30, 1993 was as follows (in thousands):

                                              MAY 25,      JUNE 30
                                               1994          1993
                                                    (unaudited)
                                              ----------------------
         Interest                              $1,748        $896
         Income taxes                             557         829


4.  SUBSEQUENT EVENT

    On May 26, 1994, IDEX Corporation purchased all of the company's outstanding shares of common stock for $54 million and assumed $36 million of senior notes.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Hale Products, Inc.

We have audited the accompanying consolidated balance sheets of Hale Products, Inc. as of December 31, 1993 and 1992 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hale Products, Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.





                                                /s/ ERNST & YOUNG
                                                    ERNST & YOUNG


March 24, 1994

                              Hale Products, Inc.

                          Consolidated Balance Sheets


                                                        DECEMBER 31
                                                     1993         1992
                                                  ------------------------
                                                      (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                        $  4,583     $  2,491
  Accounts receivable, net of  allowance
    for doubtful accounts of  $171 and
    $343 in  1993 and 1992, respectively             12,452       12,049
  Inventories                                        13,545       12,622
  Prepaid expenses                                      355          513
  Deferred taxes                                        449           17
                                                    --------------------
Total current assets                                 31,384       27,692


Property, plant and equipment, at cost:
  Land                                                1,710        1,726
  Building                                            5,679        5,615
  Machinery and equipment                            13,012       11,995
  Furniture and fixtures                              1,773        1,481
                                                    --------------------
                                                     22,174       20,817
  Less accumulated depreciation                       9,695        8,006
                                                    --------------------
Net property, plant and equipment                    12,479       12,811

Excess   of   cost   over   net  assets
  acquired, net of accumulated amortization
  of $52 and $2,422 in 1993 and 1992,
  respectively                                          103       12,481
Other                                                 1,463          910
                                                    --------------------
                                                    $45,429      $53,894
                                                    ====================


See accompanying notes.

                             Hale Products, Inc.

                                                        DECEMBER 31
                                                     1993         1992
                                                  -----------------------
                                                     (In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                 $ 4,466      $ 4,738
  Accrued compensation                               1,056        1,504
  Accrued pension and profit-sharing                 1,383        1,033
  Accrued interest                                     892           22
  Income taxes payable                                 447          930
  Current portion of long-term debt                    844          995
  Other liabilities                                  1,098        2,680
                                                   --------------------
Total current liabilities                           10,186       11,902

Deferred taxes                                       1,006          917

Long-term debt, less current portion                36,356       33,406

Minority interest in subsidiary                          -          520

Stockholders' equity (deficit):
  Common Stock $.01 par value;
   1,000,000 shares authorized, 486,375
   and 437,702 shares issued and
   outstanding in 1993 and 1992                          5            4
  Capital in excess of par value                     3,413        2,732
  Retained earnings (deficit)                       (5,400)       4,595
  Common Stock held in treasury - at
   cost; 12,764 and 12,514 shares in
   1993 and 1992                                      (149)        (145)
  Cumulative effect of foreign currency
   translation                                          12          (37)
                                                   --------------------
Total stockholders' equity (deficit)                (2,119)       7,149
                                                   --------------------
                                                   $45,429      $53,894
                                                   ====================


See accompanying notes.

                              Hale Products, Inc.

                     Consolidated Statements of Operations


                                     YEAR ENDED DECEMBER 31
                                     1993      1992      1991
                                ----------------------------------
                                         (In Thousands)
Revenues                           $68,868   $70,339   $65,592

Cost of goods sold                  43,178    45,254    43,773
                                ----------------------------------
Gross margin                        25,690    25,085    21,819

Operating costs:
  Selling, general and
   administrative                   14,711    14,271    11,934
  Depreciation                       1,530     1,756     1,472
  Amortization                       1,330     1,328     1,620
  Goodwill write-off and other
   charges                          11,823         -         -
                                ----------------------------------
Operating (loss) income             (3,704)    7,730     6,793

Interest expense                     3,648     4,550     5,555

Minority interest in net loss
  (income) of subsidiary                37        (3)       74
                                ----------------------------------
(Loss) income before income taxes,
  extraordinary items, and
  cumulative effect of change in
  accounting for income taxes       (7,315)    3,177     1,312

Income tax provision                 1,941     1,235       863
                                ----------------------------------
(Loss) income before extraordinary
  items and cumulative effect of
  change in accounting for income
  taxes                             (9,256)    1,942       449

Extraordinary items, net of
  income tax benefit of $945           853         -         -

Cumulative effect of change in
  accounting for income taxes         (114)        -         -
                                ----------------------------------
Net (loss) income                  $(9,995)  $ 1,942   $   449
                                ==================================


See accompanying notes.

                               Hale Products, Inc.

           Consolidated Statements of Stockholders' Equity (Deficit)
                       (In thousands, except share data)


                                                        COMMON STOCK                  CAPITAL         RETAINED
                                                  ------------------------           IN EXCESS        EARNINGS
                                                  SHARES            AMOUNT          OF PAR VALUE      (DEFICIT)
                                                  ------------------------         -------------     ----------
        Balance, December 31, 1990                428,235          $4                 $2,672            $2,204

        Purchase of treasury stock
        Exercise of stock options                   3,700           -                     19
        Foreign currency translation
        Net income                                                                                         449
                                                  ------------------------------------------------------------
        Balance, December 31, 1991                431,935           4                  2,691             2,653

        Purchase of treasury stock
        Exercise of stock options                   5,767           -                     41
        Foreign currency translation
        Net income                                                                                       1,942
                                                  ------------------------------------------------------------
        Balance, December 31, 1992                437,702           4                  2,732             4,595

        Purchase of treasury stock
        Exercise of stock options                   1,000                                 10
        Stock issued in exchange for
            subsidiary minority interest           47,673           1                    671
        Foreign currency translation
        Net loss                                                                                        (9,995)
                                                  ------------------------------------------------------------
        Balance, December 31, 1993                486,375          $5                 $3,413           $(5,400)
                                                  ============================================================


                                                                                       TOTAL
                                                 FOREIGN                            STOCKHOLDERS'
                                                CURRENCY           TREASURY            EQUITY
                                               TRANSLATION          STOCK            (DEFICIT)
                                               -----------         --------         -------------
        Balance, December 31, 1990              $   287            $     -            $5,167

        Purchase of treasury stock                                     (84)              (84)
        Exercise of stock options                                                         19
        Foreign currency translation                (70)                                 (70)
        Net income                                                                       449
                                                  ------------------------------------------
        Balance, December 31, 1991                  217                (84)            5,481

        Purchase of treasury stock                                     (61)              (61)
        Exercise of stock options                                                         41
        Foreign currency translation               (254)                                (254)
        Net income                                                                     1,942
                                                  ------------------------------------------
        Balance, December 31, 1992                  (37)              (145)            7,149

        Purchase of treasury stock                                      (4)               (4)
        Exercise of stock options                                                         10
        Stock issued in exchange for
            subsidiary minority interest                                                 672
        Foreign currency translation                 49                                   49
        Net loss                                                                      (9,995)
                                                  ------------------------------------------
        Balance, December 31, 1993                $  12            $  (149)          $(2,119)
                                                  ==========================================

See accompanying notes.

                               Hale Products, Inc.

                     Consolidated Statements of Cash Flows

                                                                                YEAR ENDED DECEMBER 31
                                                                         1993            1992          1991
                                                                       --------------------------------------
                                                                                    (In Thousands)
OPERATING ACTIVITIES
Net (loss) income                                                       $(9,995)        $1,942          $ 449
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Depreciation and amortization                                         2,860          3,084          3,092
    Goodwill write-off and other noncash charges                         11,838             56             49
    Extraordinary items                                                     853              -              -
    Pension fund settlement                                              (1,290)             -              -
    Minority interest in net (loss) income of subsidiary                    (37)             3            (74)
    Deferred income tax provision (benefit)                                 145            (45)           477
    Cumulative effect of change in accounting for
      income taxes                                                         (114)             -              -
    Change in operating assets and liabilities,
      net of extraordinary items:
         Accounts receivable                                               (533)        (3,209)         3,204
         Inventory                                                       (1,045)           376           (475)
         Prepaid expenses                                                   102            659           (724)
         Accounts payable                                                  (261)        (1,216)           167
         Accrued interest                                                   870            (19)           (30)
         Income taxes payable                                               120            412            (89)
         Accrued compensation                                              (479)           553           (253)
         Accrued pension and profit sharing                                (139)           138            (35)
         Other liabilities                                                 (581)         1,367         (1,111)
                                                                       --------------------------------------
Total adjustments                                                        12,309          2,159          4,198
                                                                       --------------------------------------
Net cash provided by operating activities                                 2,314          4,101          4,647

INVESTING ACTIVITIES
Capital expenditures                                                     (1,183)          (767)        (1,507)
Acquisition of GPL minority interest                                       (102)             -              -
Other                                                                      (107)          (112)            17
                                                                       --------------------------------------
Net cash used in investing activities                                    (1,392)          (879)        (1,490)

FINANCING ACTIVITIES
Proceeds from sale of senior notes                                       36,000              -              -
Net borrowings (payments) on line of credit agreements                        -            438            (37)
Principal payments on long-term debt                                    (32,977)        (2,211)        (3,359)
Proceeds from the exercise of stock options                                  12             41             19
Purchase of treasury shares                                                  (4)           (61)           (84)
Debt fees                                                                (1,926)          (152)             -
                                                                       --------------------------------------
Net cash provided by (used in) financing activities                       1,105         (1,945)        (3,461)
Effect of exchange rate changes on cash                                      65           (228)           (25)
                                                                       --------------------------------------
Net increase (decrease) in cash                                           2,092          1,049           (329)

Cash and cash equivalents, beginning of year                              2,491          1,442          1,771
                                                                       --------------------------------------
Cash and cash equivalents, end of year                                   $4,583         $2,491         $1,442
                                                                       ======================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during year for:
    Interest                                                             $2,766         $4,459         $6,243
                                                                       ======================================
    Income taxes                                                         $1,625         $  628         $  848
                                                                       ======================================


See accompanying notes.

                              Hale Products, Inc.

                   Notes to Consolidated Financial Statements

                               December 31, 1993




1.  SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Hale Products, Inc. (the Company) is a worldwide manufacturer and distributor of products and services for the fire and rescue industry. The Company's wholly owned subsidiaries are Hale Fire Pump Company (HFP), American Godiva, Inc. (AGI), and Hale Products Finance, Inc. (HPF), all of which are located in the United States, and Godiva Products Limited (GPL), located in the United Kingdom.

The financial statements of those subsidiaries have been included in the Company's consolidated financial statements. The United States operations represent approximately 71% of the Company's revenues in 1993 and 1992 and 67% in 1991, and the United Kingdom represents the remaining 29% in 1993 and 1992 and 33% in 1991. All intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

CAPITALIZED LEASES

Assets recorded under capital leases are amortized over the initial or remaining term of the related leases by the straight-line method.
Amortization of assets recorded under capital leases is included within depreciation expense.

DEPRECIATION

For financial statement purposes, depreciation is determined on the straight-line method. The estimated useful lives for depreciation are as follows:

                          Building                   31-50 years
                          Machinery and equipment     2-13 years
                          Furniture and fixtures      5-13 years


The Company uses accelerated depreciation methods for income tax purposes.

EXCESS OF COST OVER NET ASSETS ACQUIRED

Excess of cost over net assets acquired arising from the acquisition of HFP is being amortized by the straight-line method over a period of 20 years. In 1993, the excess of cost over net assets acquired related to the acquisition of GPL was written off (see note 3).

                              Hale Products, Inc.

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED INCOME TAXES

The Company provides deferred income taxes on the differences between financial accounting and taxable income. The differences principally relate to the timing of depreciation, pension, and warranty expense.

In January 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." The adoption of this Statement caused a change in the Company's method of accounting for deferred income taxes as the new standard requires the liability method of accounting for income taxes.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign entities are translated using exchange rates in effect at the balance sheet date and operations are translated using average exchange rates for the year. Translation gains and losses are recorded in stockholders' equity, and transaction gains and losses (not significant in amount) are included in operating results for the year.

RECLASSIFICATION OF PRIOR YEAR AMOUNTS

Certain balances have been reclassified, where appropriate, to conform with the 1993 presentation.

2.  INVENTORIES

Inventories are valued at lower of cost (first-in, first-out) or market and at December 31 consisted of the following (in thousands):

                                                  1993     1992
                                                 -------  -------
          Raw materials and finished goods       $11,364  $10,392
          Work in progress                         2,181    2,230
                                                 -------  -------
          Total inventory                        $13,545  $12,622
                                                 =======  =======

                              Hale Products, Inc.

3.  GOODWILL WRITE-OFF

As a result of an analysis of the continuing value of its remaining excess of cost over net assets acquired, the Company recorded a charge of $11,716,000 for the year ended December 31, 1993 related to the excess of cost over net assets acquired of GPL. The primary factor in evaluating the continuing value was an assessment that cash flows from GPL's operations would not be sufficient to recover such excess cost. In that regard, since its acquisition in 1989, GPL has not achieved the sales, earnings or cash flow projections prepared at the time of the acquisition. In addition, future earnings and cash flow projections continue to deviate significantly from the original projections. A second factor relates to the management team which was in place at the time of the acquisition. The management team was assumed to contribute to the continued development of the acquired business, however, a number of the original members have had to be replaced in 1993. The third factor relates to industry standards that were in place at the time of the acquisition. The Company anticipated significant savings from the acquisition of an established product line which would require minimal additional development costs. In late 1993, the European regulatory body responsible for setting fire pump standards modified those standards which negated the anticipated savings. Accordingly, the Company's management determined that the excess of cost over net assets acquired related to the GPL acquisition was not recoverable.

4.  RETIREMENT PLANS

The Company sponsors a defined benefit pension plan for the bargaining unit employees in the United States and a contributory defined benefit pension plan for all eligible employees in the United Kingdom. In the pension plan for United States bargaining unit employees, benefits are based on years of service and the employee's compensation during the last five years of employment. Benefits for eligible United Kingdom employees are based on compensation during the employee's final year of service. Employee contributions are based on 2% of current salary. Assets of the United States plan are comprised principally of equity securities and fixed income investments. Assets of the United Kingdom plan are comprised of money market funds.

The Company's policy is to annually contribute an amount between the minimum required by law and the maximum which can be deducted for income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The provisions of Financial Accounting Standards Board Statement No. 87, "Employers Accounting for Pensions," require recognition of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets. At December 31, 1993 an additional liability of $192,000 and an intangible asset of equal value are reflected in the consolidated balance sheet.

                              Hale Products, Inc.

4.  RETIREMENT PLANS (CONTINUED)

Components of net periodic pension for the year ended December 31 were:

                                                             1993            1992            1991
                                                          U.S.    U.K.    U.S.    U.K.    U.S.    U.K.
                                                          PLAN    PLAN    PLAN    PLAN    PLAN    PLAN
                                                          --------------------------------------------
                                                                     (Dollars in thousands)
Service cost - benefits earned
  during the period                                       $138    $195    $150    $246    $151    $214
Interest cost                                              171     390     172     440     160     427
Actual return on plan assets                              (332)   (435)    (74)   (493)   (268)   (481)
Net amortization and deferral                              167     (60)   (101)    (70)    112     (71)
                                                          --------------------------------------------
Net periodic pension cost                                 $144    $ 90    $147    $123    $155    $ 89
                                                          ============================================

The funded status of these plans at December 31 was:

                                                                    1993            1992
                                                                U.S.    U.K.    U.S.    U.K.
                                                                PLAN    PLAN    PLAN    PLAN
                                                              ------------------------------
Plan assets at fair value                                     $2,239  $4,011  $2,075  $4,153
                                                              ==============================
Actuarial present value of benefit obligations:
  Vested benefits                                             $1,753  $3,922  $1,510  $3,080
  Nonvested                                                       11     533      21     423
                                                              ------------------------------
Accumulated benefit obligation                                 1,764   4,455   1,531   3,503
Additional benefits based on future salary increases           1,025     192     824     181
                                                              ------------------------------
Projected benefit obligation                                   2,789   4,647   2,355   3,684
                                                              ------------------------------
Projected benefit obligation  (in excess of) less than
  plan assets                                                   (550)   (636)   (280)    469
Unrecognized net loss (gain)                                      20   1,213    (258)    166
Unrecognized prior service cost                                  416       -     449       -
Unrecognized transition asset                                   (320)   (533)   (354)   (604)
Additional minimum liability recognized                            -    (192)      -       -
                                                              ------------------------------
Net (accrued) prepaid liability at year end                   $ (434) $ (148) $ (443) $   31
                                                              ==============================

                              Hale Products, Inc.

4.  RETIREMENT PLANS (CONTINUED)

Key economic assumptions used in these determinations were as follows:

                                                                   1993            1992
                                                               U.S.    U.K.    U.S.    U.K.
                                                               PLAN    PLAN    PLAN    PLAN
                                                               -----------------------------
Discount rate:
  January 1                                                    8.00%  10.50%   8.00%   10.75%
  December 31                                                  7.00    8.25    8.00    10.50
Rate of increase in compensation levels                        4.00    6.50    4.00     6.50
Expected long-term rate of return:
  January 1                                                    8.00    10.50   8.00    10.50
  December 31                                                  7.00    10.50   8.00    10.50

The Company also sponsors a defined contribution pension, profit-sharing and savings plan covering substantially all of the United States non bargaining unit employees. Contributions are determined each year by the Board of Directors. Expense for the years ended December 31, 1993, 1992 and 1991 was $490,000 $556,000 and $515,000, respectively.

5.  INCOME TAXES

Income taxes have been provided as follows:

                                                                  1993      1992      1991
                                                                       (In Thousands)
                                                                ---------------------------
Expected tax (benefit) at statutory tax rate                    $(2,077)   $1,080      $446
State taxes net of federal benefit                                  274       175        68
Net foreign losses not available to offset
  domestic taxes                                                      -       109        45
Permanent differences                                                58        31        13
Amortization of foreign goodwill (a)                              3,831       273       276
FSC Benefit                                                         (48)      (49)      (20)
Foreign tax refund (b)                                              (56)     (495)        -
Other                                                               (41)      111        35
                                                                ---------------------------
                                                                $ 1,941    $1,235      $863
                                                                ===========================

(a) In 1993, the Company wrote off all goodwill relating to GPL. The non-recurring charge of $11,716,000 provided no tax benefit.

(b) In 1992, The Company received a tax refund related to the pre-acquisition period of its subsidiary in the United Kingdom. In accordance with the original purchase agreement, part of the proceeds were payable to the previous owner and the remainder has been shown as a reduction to the 1992 tax provision.

                              Hale Products, Inc.

5.  INCOME TAXES (CONTINUED)


1993
- - ----

                               CURRENT     DEFERRED      TOTAL
                              --------------------------------
                                       (In Thousands)
Federal                       $1,052        $120       $1,172
State                            317          25          342
Foreign                          427           -          427
                              -------------------------------
                              $1,796        $145       $1,941
                              ===============================
1992
- - ----

                              CURRENT     DEFERRED      TOTAL
                              --------------------------------
                                       (In Thousands)

Federal                       $1,155        $(34)      $1,121
State                            273          (8)         265
Foreign                         (148)         (3)        (151)
                              -------------------------------
                              $1,280        $(45)      $1,235
                              ===============================

1991
- - ----

                              CURRENT     DEFERRED      TOTAL
                              --------------------------------
                                       (In Thousands)

Federal                         $199        $215         $414
State                             51          52          103
Foreign                           73         273          346
                              -------------------------------
                                $323        $540         $863
                              ===============================

At December 31, 1993, the Company had approximately $904,000 of foreign net operating loss (NOL) carryforwards available to reduce future foreign taxable income. The NOL carryforwards have no expiration date.

6.  EXTRAORDINARY ITEMS

At the time of the original acquisition of GPL by the Company, an agreement had been entered into with the seller to fund the acquired subsidiary's pension plan based on an actuarial valuation to be performed subsequent to the acquisition. The Company had also entered into an agreement to share tax refunds originating prior to the acquisition. In 1992, the Company received a tax refund, of which the seller was entitled to $929,000. In 1993, the actuarial valuation was finalized and the pension funding became due, however, the Company became concerned with the seller's ability to fund the pension plan and entered into an agreement by which the Company

                              Hale Products, Inc.

6.  EXTRAORDINARY ITEMS (CONTINUED)

would settle the seller's pension liability in exchange for the Company keeping the full tax refund. The pension funding, including related professional fees, is $1,607,000. The Company received a tax benefit related to the expense of $534,000 and since the $929,000 credit arose as the result of a tax refund, there was no tax effect.

In connection with the refinancing of substantially all of the Company's long-term debt, the Company incurred an extraordinary loss of $709,000 which is net of a tax benefit of $411,000. The charge resulted from the prepayment penalties on extinguishing the refinanced debt and the write-off of unamortized debt discount.

7.  LONG-TERM DEBT

                                                      1993         1992
                                                   -----------------------
Senior Notes due 2003                               $36,000      $    -
Various notes, refinanced March 1993                      -       33,223
Capitalized lease obligations                           460          423
Unsecured, interest-free note payable to
  vendor due September 1994                             740          755
                                                   -----------------------
                                                     37,200       34,401
Less amounts due within one year                        844          995
                                                   -----------------------
                                                    $36,356      $33,406
                                                   =======================

On March 26, 1993, the Company refinanced substantially all of its long-term debt with the proceeds from $36,000,000 of Senior Notes due 2003. The notes bear interest at rates between 9.28% and 9.86%. Principal is payable in annual installments of $5,775,000 beginning in March 1996 and interest is payable semiannually in arrears, each March and September.

The Company has established a $4,500,000 revolving credit facility with a bank. Borrowings under the revolving credit facility bear interest at the bank's prime rate plus 1.5%. There were no borrowings during 1993. The Company is charged a fee of .05% on the unused balance, as defined.

The Senior Notes and revolving credit facility require certain levels of net worth, working capital, and the maintenance of certain financial ratios.

                              Hale Products, Inc.

7.  LONG-TERM DEBT (CONTINUED)

Aggregate scheduled maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

                                  1994       $   844
                                  1995           124
                                  1996         5,901
                                  1997         5,841
                                  1998         5,815
                               Thereafter     18,675
                                             -------
                                             $37,200
                                             =======

Standby letters of credit are issued by the Company during the ordinary course of business through banks as required by certain vendor contracts. At December 31, 1993, the Company had outstanding standby letters of credit for $1,093,000.

8.  OPERATING LEASES

The Company has operating leases for supplemental office space, machinery and equipment which expire at various dates. Rental expense incurred for all operating leases was $644,000, $621,000 and $641,000 in 1993, 1992, and 1991,
respectively.

Minimum lease payments for each of the next five years are due as follows (in thousands):

                                1994            $387
                                1995             255
                                1996             144
                                1997              95
                                1998              71
                                                ----
                                                $952
                                                ====

9.  STOCK OPTIONS AND WARRANTS

The Company has a stock option plan which provides for the granting of incentive stock options to officers and key employees to purchase shares of common stock at prices ranging from $5.00 to $10.26. Transactions involving the plan are summarized as follows:

                                                  1993        1992
                                                 ------------------
             Shares outstanding at January 1      1,000      5,759
             Granted                                  -      2,500
             Exercised                           (1,000)    (5,767)
             Expired                                  -     (1,492)
                                                 ------------------
             Shares outstanding at December 31        -      1,000
                                                 ==================

                              Hale Products, Inc.

9.  STOCK OPTIONS AND WARRANTS (CONTINUED)

In connection with the acquisition of HFP, the Company issued warrants which enable the purchase of 100,000 shares of the Company's common stock for an aggregate price of $1,000. The warrants expire March 26, 2000 and all 100,000 were outstanding at December 31, 1993.

10.  RELATED PARTY TRANSACTIONS

The Company receives management services from a merchant banking group. Management fees charged to the Company for such services were $425,000 in 1993 (of which $175,000 related to the refinancing of the Company's debt in March
1993) and $200,000 in 1992 and 1991.

11.  RESEARCH AND DEVELOPMENT COSTS

The Company incurred total research and development expense of $1,109,000, $1,065,000 and $1,108,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

During 1992, the Company received fees totaling $154,000 for reimbursement of research and development performed for others.

                       IDEX CORPORATION AND HALE PRODUCTS
                  UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
           FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1993 AND THE SIX
                           MONTHS ENDED JUNE 30, 1994


The following unaudited pro forma combined statements of operations for the twelve months ended December 31, 1993 and the six months ended June 30, 1994 give effect to the acquisition by IDEX of the common stock of Hale Products, Inc. ("Hale") as if the acquisition had occurred on January 1, 1993. The transaction was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion No. 16.

The historical financial data included in the pro forma statements is as of the periods presented. The historical financial data of Hale included in the pro forma statement of operations for the twelve months ended December 31, 1993 was derived from audited financial statements for the year ended December 31, 1993. The historical financial data of Hale for the six months ended June 30, 1994 was derived from unaudited financial statements for the period January 1 to May 25, 1994.

The unaudited pro forma financial data is based on management's best estimate of the effects of the acquisition of Hale. Pro forma adjustments are based on currently available information; however, the actual adjustments will be based on more precise appraisals, evaluations and estimates of fair values. It is possible that the actual adjustments could differ substantially from those presented in the unaudited pro forma combined financial statements.

The unaudited pro forma statement of operations for the twelve months ended December 31, 1993, and the six months ended June 30, 1994, are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of Hale been consummated as of the dates indicated, or that may be achieved in the future. The unaudited pro forma financial statements should be read in conjunction with the accompanying notes and historical financial statements and notes thereto.

Hale's financial performance for the period January 1 to May 25, 1994, prior to acquisition by IDEX, was adversely affected by several factors. Customarily, Hale's shipments are stronger in the second half of a calendar year than the first half due to the purchasing practices of customers in industries that it serves. In 1994, shipments were further reduced by production curtailments at the Conshohocken facilities because of severe winter weather and unexpected facility repairs at its foundry. In addition, Hale was in the process of moving production of certain products between its Conshohocken, Pennsylvania and St. Joseph, Tennessee facilities during this period which created certain temporary inefficiencies and loss of overhead absorption. Higher than normal selling, general and administrative expenses were incurred during this period due to Hale's participation in a major international fire and rescue trade show which is held every six years in Germany. During the period January 1 through May 25, 1994 order activity remained strong as sales backlogs increased by $5.5 million.

                                IDEX CORPORATION
                  UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1993
                  (IN THOUSANDS EXCEPT PER SHARE INFORMATION)

                                                                        PRO FORMA
                                            IDEX            HALE         ADJUST-
                                          HISTORICAL     HISTORICAL      MENTS         PRO FORMA
                                          ----------     ----------     ---------     ----------
Net sales                                 $ 308,638      $ 68,868                      $377,506
Cost of sales                               190,286        43,178       $ 1,292 (1)     234,756
                                           --------        ------        ------        --------
Gross profit                                118,352        25,690        (1,292)        142,750
Selling, general, and administrative
  expenses                                   68,217        14,711            60 (2)      82,988
Depreciation                                                1,530        (1,530)(3)           -
Amortization and other charges                              1,437        (1,437)(4)           -
Goodwill write-off                                         11,716         ***            11,716
                                           --------        ------        ------        --------
Income (loss) from operations                50,135        (3,704)        1,615          48,046
Other expense--net                              830           (37)        1,538 (4)       2,331
                                           --------        ------        ------        --------
Income (loss) before interest                49,305        (3,667)           77          45,715
Interest expense                             11,007         3,648         1,053 (5)      15,708
                                           --------        ------        ------        --------
Income (loss) before income taxes,
  extraordinary item, and cumulative
  effect of change in accounting for
  income taxes                               38,298        (7,315)         (976)         30,007
Provision for income taxes                   12,972         1,941        (4,110)(6)      10,803
                                           --------        ------        ------        --------
Income from continuing operations          $ 25,326      $ (9,256)      $ 3,134        $ 19,204
                                           ========        ======        ======        ========
Earnings per common share                  $   1.97                                    $   1.49
                                           ========                                    ========
Weighted average shares outstanding          12,878                                      12,878
                                           ========                                    ========

***The Hale 1993 financial statements include a one-time charge of $11.7 million to write-off the unamortized balance of goodwill deemed unrecoverable relating to Godiva Products Limited, the United Kingdom subsidiary of Hale. This charge, while not an extraordinary item that would be reflected as an adjustment to these pro forma financial statements, is a nonrecurring charge having no effect on the continuing operations of Hale. Had this charge been a pro forma adjustment, the 1993 pro forma financial statements would have reflected the following:

                                      Income from continuing operations                 $26,703

                                      Earnings per share                                $  2.07

                                IDEX CORPORATION
                  UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1994
                  (IN THOUSANDS EXCEPT PER SHARE INFORMATION)

                                                                       PRO FORMA
                                              IDEX         HALE         ADJUST-
                                           HISTORICAL    HISTORICAL      MENTS        PRO FORMA
                                           ----------    ----------     ----------    ---------
Net sales                                 $ 179,433     $ 22,586                    $202,019
Cost of sales                               109,886       15,687      $  646 (1)     126,219
                                           --------       ------       -----        --------
Gross profit                                 69,547        6,899        (646)         75,800
Selling, general, and administrative
  expenses                                   38,781        6,475          55 (2)      45,311
Depreciation                                                 715        (715)(3)           -
Amortization                                                 159        (159)(4)           -
                                           --------       ------       -----        --------
Income (loss) from operations                30,766         (450)        173          30,489
Other expense--net                            1,029                      769 (4)       1,798
                                           --------       ------       -----        --------
Income (loss) before interest                29,737         (450)       (596)         28,691
Interest expense                              5,746        1,399         905 (5)       8,050
                                           --------       ------       -----        --------
Income (loss) before income taxes            23,991       (1,849)     (1,501)         20,641
Provision for income taxes                    8,466         (586)       (449)(6)       7,431
                                           --------       ------       -----        --------
Income from continuing operations          $ 15,525     $ (1,263)  $  (1,052)       $ 13,210
                                           ========       ======       =====        ========
Earnings per common share                  $   1.19                                 $   1.01
                                           ========                                 ========
Weighted average shares outstanding          13,035                                   13,035
                                           ========                                 ========

                                IDEX CORPORATION
             UNAUDITED PRO FORMA NOTES TO STATEMENTS OF OPERATIONS
                  (IN THOUSANDS EXCEPT PER SHARE INFORMATION)



NOTES:

(1) Represents depreciation expense on Hale's stepped up value of property, plant and equipment classified in cost of sales.

(2) Represents the estimated effect from the acquisition of Hale relating to depreciation expense ($431 for the twelve months and $215 for the six months) on stepped up value of property, plant and equipment classified in selling, general and administrative expenses. Elimination of certain Hale corporate operating expenses ($500 for the twelve months and $225 for the six months) which will no longer be incurred as a result of the Hale acquisition. Amortization on $4.5 million of other intangibles ($129 for the twelve months and $65 for the six months) arising from the acquisition of Hale.

(3) Represents the elimination of Hale's historical depreciation expense.

(4) Represents the reclassification and net increase of amortization expense and other charges resulting from the acquisition of Hale. The excess of the purchase price over the fair value of the net assets acquired of $61.5 million will be amortized over 40 years.

(5) Represents the estimated effect on interest expense ($4,740 for the twelve months and $2,370 for the six months) from the $94.8 million of borrowings under the IDEX Credit Agreement to finance the acquisition of Hale at an effective borrowing cost of approximately 5%. The elimination of interest expense ($3,487 for the twelve months and $1,365 for the six months) on Hale's $36 million Senior Notes retired by IDEX. Reduction of interest expense ($200 for the twelve months and $100 for the six months) from Hale's application of cash flow from operations to reduce indebtedness.

(6) Represents the tax effect of the pro forma adjustments described above.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

          (b)  Reports on Form 8-K

               On June 6, 1994, the company filed a current report on Form 8-K (item 2 and 7) stating that the Company purchased for cash all of the outstanding shares of common stock of Hale Products, Inc., on May 26, 1994.

               Under Item 5, Other Information, of this Form 10-Q, the Company filed amended items 7(a) and 7(b) to Form 8-K with respect to audited financial statements of Hale Products, Inc. for the years ended December 31, 1993, 1992 and 1991, unaudited interim financial statements of Hale products, Inc. for the period January 1 to May 25, 1994 and for the six months ended June 30, 1993, and unaudited pro forma financial statements of IDEX Corporation for the twelve months ended December 31, 1993 and for the six months ended June 30, 1994, giving effect to the Hale Products, Inc. acquisition as provided therein.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacity and on the date indicated.





                                             IDEX CORPORATION





August 9, 1994                            /s/Wayne P. Sayatovic
                                             ------------------------------
                                             Wayne P. Sayatovic
                                             Vice President-
                                             Finance, Chief Financial
                                             Officer and Secretary
                                             (Duly Authorized and Principal
                                             Financial Officer)

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

*10.17         Stock Purchase Agreement, dated as of May 6, 1994 by and among HPI Acquisition Corp., HFP Partners,
               L.P., HMTC Partners L.P., the persons listed on Schedule A and Hale Products, Inc.

*10.18         First Amendment dated as of May 23, 1994 to second amended and restated Credit Agreement dated as of January 29, 1993 by and among IDEX Corporation, various banks named therein and Continental
               Bank N.A., as agent.

*24.1          Consent of Ernst & Young


*Filed herewith