Form 10-Q
period 1994-09-30
IDEX CORP /DE/
filed 1994-11-08
CIK 832101

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         ---   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended September 30, 1994

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         ---   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                                              ---------    --------

                        Commission file number 1-10235
                                               -------

                               IDEX Corporation
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                     36-3555336
- - -----------------------------------         -----------------------------------
  State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization                       Identification No.)


630 Dundee Road, Suite 400
Northbrook Illinois                                                   60062
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code  (708) 498-7070
                                                    --------------

- - -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of November 4, 1994: 12,716,386 shares.

Documents Incorporated by Reference:  None.

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      IDEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                        September 30,           December 31,
                                                                            1994                    1993
                                                                        ------------            -----------
                                                                        (unaudited)
ASSETS

  Current Assets
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . .          $  3,715                $  3,513
   Receivables - net  . . . . . . . . . . . . . . . . . . . . . .            59,968                  43,318
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .            80,117                  60,973
   Deferred taxes   . . . . . . . . . . . . . . . . . . . . . . .             5,675                   6,602
   Other current assets   . . . . . . . . . . . . . . . . . . . .             1,638                   1,060
                                                                           --------                --------
     Total Current Assets   . . . . . . . . . . . . . . . . . . .           151,113                 115,466
  Property, Plant and Equipment - net . . . . . . . . . . . . . .            66,434                  53,525
  Intangible Assets - net . . . . . . . . . . . . . . . . . . . .           148,134                  84,772
  Other Noncurrent Assets . . . . . . . . . . . . . . . . . . . .             4,865                   5,204
                                                                           --------                --------
       Total Assets . . . . . . . . . . . . . . . . . . . . . . .          $370,546                $258,967
                                                                           ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities
   Trade accounts payable   . . . . . . . . . . . . . . . . . . .          $ 30,537                $ 21,405
   Accrued expenses   . . . . . . . . . . . . . . . . . . . . . .            28,723                  21,235
                                                                           --------                --------
       Total Current Liabilities  . . . . . . . . . . . . . . . .            59,260                  42,640
  Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . .           184,502                 117,464
  Other Noncurrent Liabilities  . . . . . . . . . . . . . . . . .            17,613                  15,177
                                                                           --------                --------
       Total Liabilities  . . . . . . . . . . . . . . . . . . . .           261,375                 175,281
                                                                           --------                --------

  Shareholders' Equity
   Common stock, par value $.01 per share;
     Shares authorized: 50,000,000
     Shares issued and outstanding:
       1994: 12,715,001
       1993: 12,701,588 . . . . . . . . . . . . . . . . . . . . .               127                     127
   Additional paid-in capital   . . . . . . . . . . . . . . . . .            84,936                  84,713
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . .            26,926                   2,551
   Accumulated translation adjustment   . . . . . . . . . . . . .            (2,818)                 (3,705)
                                                                           --------                --------
     Total Shareholders' Equity   . . . . . . . . . . . . . . . .           109,171                  83,686
                                                                           --------                --------
       Total Liabilities and Shareholders'
         Equity . . . . . . . . . . . . . . . . . . . . . . . . .          $370,546                $258,967
                                                                           ========                ========

_________________________
See Notes to Consolidated Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                   (In thousands, except per share amounts)



For the Third Quarter Ended September 30,                                    1994                    1993
                                                                             ----                    ----
                                                                                     (unaudited)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $106,975                 $77,726
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . .            66,340                  48,048
                                                                           --------                 -------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . .            40,635                  29,678
Selling, general and administrative
  expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .            22,020                  16,910
                                                                           --------                 -------
Income from operations  . . . . . . . . . . . . . . . . . . . . .            18,615                  12,768
Other expense - net . . . . . . . . . . . . . . . . . . . . . . .               744                      54
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .             3,982                   2,675
                                                                           --------                 -------
Income before income taxes  . . . . . . . . . . . . . . . . . . .            13,889                  10,039
Provision for income taxes  . . . . . . . . . . . . . . . . . . .             5,039                   3,272
                                                                           --------                 -------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  8,850                 $ 6,767
                                                                           ========                 =======

Earnings per common share . . . . . . . . . . . . . . . . . . . .          $    .68                 $   .52
                                                                           ========                 =======

Weighted average common shares
  outstanding . . . . . . . . . . . . . . . . . . . . . . . . . .            13,055                  12,981
                                                                           ========                 =======





_________________________
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                   (In thousands, except per share amounts)



For the Nine Months Ended September 30,                                      1994                    1993
                                                                             ----                    ----
                                                                                      (unaudited)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $286,408                $229,329
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . .           176,226                 141,771
                                                                           --------                --------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . .           110,182                  87,558
Selling, general and administrative
  expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .            60,801                  51,351
                                                                           --------                --------
Income from operations  . . . . . . . . . . . . . . . . . . . . .            49,381                  36,207
Other expense - net . . . . . . . . . . . . . . . . . . . . . . .             1,773                     431
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .             9,728                   8,343
                                                                           --------                --------
Income before income taxes  . . . . . . . . . . . . . . . . . . .            37,880                  27,433
Provision for income taxes  . . . . . . . . . . . . . . . . . . .            13,505                   9,327
                                                                           --------                --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 24,375                $ 18,106
                                                                           ========                ========

Earnings per common share . . . . . . . . . . . . . . . . . . . .          $   1.87                $   1.40
                                                                           ========                ========
Weighted average common shares
  outstanding . . . . . . . . . . . . . . . . . . . . . . . . . .            13,034                  12,943
                                                                           ========                ========





_________________________
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                (In thousands)



                                                                                  Shareholders' Equity
                                                             -----------------------------------------------------------
                                                                          Additional                         Accumulated
                                                             Common        Paid-In          Retained         Translation
                                                             Stock         Capital          Earnings         Adjustment
                                                             -----         -------          --------         -----------
Balance:
  December 31, 1993 . . . . . . . . . . . . . . .            $127           $84,713          $ 2,551            $(3,705)

Stock options exercised . . . . . . . . . . . . .                               223

Unrealized trans-
  lation adjustment . . . . . . . . . . . . . . .                                                                   887

Net income  . . . . . . . . . . . . . . . . . . .                                             24,375
                                                             ----           -------          -------            -------

Balance:
  September 30, 1994  . . . . . . . . . . . . . .            $127           $84,936          $26,926            $(2,818)
                                                             ====           =======          =======            =======
  (unaudited)





_________________________
See Notes to Consolidated Financial Statements.

                               IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (In thousands)


For the Nine Months Ended September 30,                                                      1994                1993
                                                                                             ----                ----
                                                                                                   (unaudited)
Cash Flows From Operating Activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 24,375             $18,106
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .             7,390               6,644
   Amortization of intangibles  . . . . . . . . . . . . . . . . . . . . . . . . .             2,830               2,096
   Amortization of debt issuance expenses . . . . . . . . . . . . . . . . . . . .               478                 474
   Increase in receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (8,186)            ( 1,549)
   (Increase) decrease in inventories   . . . . . . . . . . . . . . . . . . . . .            (  269)              3,620
   Increase (decrease) in trade accounts payable. . . . . . . . . . . . . . . . .             4,123             (   789)
   Decrease in accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .            (1,710)            ( 1,009)
   Decrease in deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . .             1,663               2,418
   Other transactions - net . . . . . . . . . . . . . . . . . . . . . . . . . . .               933               2,066
                                                                                           --------            --------
     Net cash flows from operating activities . . . . . . . . . . . . . . . . . .            31,627              32,077
                                                                                           --------            --------


Cash Flows From Investing Activities:
  Additions to property, plant and equipment  . . . . . . . . . . . . . . . . . .            (6,910)             (5,358)
  Acquisition of businesses (net of cash
   acquired)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (91,553)
                                                                                           --------            --------
     Net cash flows from investing activities . . . . . . . . . . . . . . . . . .           (98,463)            ( 5,358)
                                                                                           --------            --------

Cash Flows From Financing Activities:
  Net borrowings (repayments) of long-term debt . . . . . . . . . . . . . . . . .            68,000             (22,500)
  Decrease in accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . .           (   962)            (   638)
  Payment of deferred financing costs . . . . . . . . . . . . . . . . . . . . . .                               ( 1,645)
                                                                                           --------            --------
   Net cash flows from financing activities . . . . . . . . . . . . . . . . . . .            67,038             (24,783)
                                                                                           --------            --------

Net increase in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               202               1,936
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .             3,513               2,370
                                                                                           --------            --------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .          $  3,715            $  4,306
                                                                                           ========            ========


                Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 10,022            $  9,339
  Taxes (including foreign) . . . . . . . . . . . . . . . . . . . . . . . . . . .            10,926               4,329




_________________________
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Acquisition

         Pursuant to the requirements of the Securities and Exchange Commission, the January 22, 1988 Acquisition of the initial six businesses comprising IDEX Corporation ("IDEX" or the "Company") was not accounted for as a purchase transaction. Consequently, the accounting for the acquisition does not reflect any adjustment of the carrying value of the assets and liabilities to their fair values at the time of the acquisition. Accordingly, the shareholders' equity of IDEX at September 30, 1994 and December 31, 1993 includes a charge of $96.5 million which represents the excess of the purchase price over the book value of the subsidiaries purchased at the date of the acquisition.

2.       Acquisition of Hale Products, Inc.

         On May 26, 1994, IDEX purchased all of the outstanding shares of common stock of Hale Products, Inc. ("Hale"), a leading manufacturer of fire-fighting pumps and rescue tools. The purchase price for the acquisition including stock purchase, debt assumption and transaction fees was approximately $91.5 million net of cash acquired. The purchase was financed through borrowings under the Company's bank revolving credit facility which was amended to provide an additional $50 million of availability ($150 million of total availability) and improvement to the interest rate structure. The excess of the purchase price over the fair value of the net assets acquired of $61.5 million is being amortized over 40 years. The acquisition was accounted for by the purchase method of accounting.

         Hale's financial performance for the period January 1 to May 25, 1994, prior to acquisition by IDEX, was adversely affected by several factors. Customarily, Hale's shipments are stronger in the second half of a calendar year than the first half due to the purchasing practices of customers in industries that it serves. In 1994, shipments were further reduced by production curtailments at the Conshohocken facilities because of severe winter weather and unexpected facility repairs at its foundry. In addition, Hale was in the process of moving production of certain products between its Conshohocken, Pennsylvania and St. Joseph, Tennessee facilities during this period, which created certain temporary inefficiencies and loss of overhead absorption. Higher than normal selling, general and administrative expenses were incurred during this period due to Hale's participation in a major international fire and rescue trade show which is held every six years in Germany. During the period January 1 through May 25, 1994 order activity remained strong as sales backlogs increased by $5.5 million.

         The unaudited pro forma consolidated results of operations of IDEX for the nine months ended September 30, 1994 and 1993 reflecting the allocation of the purchase price and related financing of the transactions, would have been as follows (in thousands except per share amounts), assuming that the Hale acquisition had occurred at the beginning of each of the respective periods.


                                                                                                   Nine Months
                                                                                                Ended September 30,
                                                                                             ------------------------
                                                                                             1994                1993
                                                                                             ----                ----
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $308,994            $278,567

Income before extraordinary item and
  cumulative effect of change in
  accounting for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .            22,060              18,058

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            22,060              17,463

Earnings per common share:
  Income before extraordinary item and
   cumulative effect of change in
   accounting for income tax  . . . . . . . . . . . . . . . . . . . . . . . . . .              1.69                1.40

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1.69                1.35



3.(a)     Significant Accounting Policies

          In the opinion of management, the unaudited information presented as of September 30, 1994 and for the nine-month periods ended September 30, 1994 and 1993 reflects all adjustments necessary, which consist only of normal recurring adjustments, for a fair presentation of the interim periods.

   (b)    Earnings Per Share

          Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method.

4.       Inventory

         The components of inventories as of September 30, 1994 and December 31, 1993 were (000's omitted):

                                                                                         September 30,        December 31,
                                                                                             1994                 1993
                                                                                         -------------        ------------
Inventories
         Raw materials and supplies                                                         $ 9,254             $ 8,498
         Work in process                                                                     11,021               7,018
         Finished goods                                                                      59,842              45,457
                                                                                            -------             -------
          Totals                                                                            $80,117             $60,973
                                                                                            =======             =======



         The inventories on a LIFO basis amounted to $44,459 and $25,874 at September 30, 1994 and December 31, 1993, respectively. The excess of current cost over LIFO inventory value and the impact on earnings of using the LIFO method are not material.

5.       Preferred Stock

         The Company had five million shares of preferred stock authorized but unissued at September 30, 1994 and December 31, 1993.

               Company and Business Group Financial Information
                                (000's omitted)


For the Third Quarter Ended September 30,                                                    1994(1)              1993
                                                                                             ----                 ----
                                                                                                    (unaudited)
Fluid Handling Group (2)
  Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 77,433             $53,912
  Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,864              11,160
  Operating margin  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              20.5%               20.7%
  Depreciation and amortization (4) . . . . . . . . . . . . . . . . . . . . . . .          $  3,149             $ 2,237
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,258               1,404

Industrial Products Group (2)
  Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 29,594             $23,859
  Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,709               3,362
  Operating margin  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15.9%               14.1%
  Depreciation and amortization (4) . . . . . . . . . . . . . . . . . . . . . . .          $    784             $   627
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,447                 463

Company (3)
  Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $106,975             $77,726
  Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            18,615              12,768
  Operating margin  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17.4%               16.4%
  Depreciation and amortization (4) . . . . . . . . . . . . . . . . . . . . . . .          $  3,949             $ 2,877
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,716               1,876


(1) Includes the operations of Signfix from January 1, 1994, which are not material to the Company, and Hale from May 26, 1994.

(2) Income from operations excludes unallocated corporate operating expenses.

(3) Includes the operations of the two business groups in addition to corporate operating expenses and inter-group eliminations.

(4)      Excludes amortization of debt issuance expenses.

               Company and Business Group Financial Information
                                (000's omitted)


For the Nine Months Ended September 30,                                                      1994(1)             1993
                                                                                             ----                ----
                                                                                                   (unaudited)
Fluid Handling Group (2)
  Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $197,251            $158,625
  Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            41,499              31,379
  Operating margin  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              21.0%               19.8
  Depreciation and amortization (4) . . . . . . . . . . . . . . . . . . . . . . .          $  7,902            $  6,790
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,522               4,076

Industrial Products Group (2)
  Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 89,379            S 70,887
  Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,601               9,772
  Operating margin  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15.2%               13.8%
  Depreciation and amortization (4) . . . . . . . . . . . . . . . . . . . . . . .          $  2,276            $  1,914
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,327               1,244

Company (3)
  Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $286,408            $229,329
  Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            49,381              36,207
  Operating margin  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17.2%               15.8%
  Depreciation and amortization (4) . . . . . . . . . . . . . . . . . . . . . . .          $ 10,220            $  8,740
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,910               5,358


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

         New orders exceeded shipments in the third quarter of 1994. While shipments were up 38% from last year's third quarter, new orders were up 42% and represented a new record for orders written in a quarter. Orders in our base businesses improved by 16%, and the Signfix and Hale acquisitions in November 1993 and May 1994 added another 26%. As a result, backlogs are somewhat stronger. However, the Company continues to operate with low order backlogs, typically about 1-1/2 months' sales, in order to provide superior customer service. Therefore, any decline in orders would have an immediate effect on sales and profits.

         IDEX achieved record quarterly sales, net income and earnings per common share in the third quarter of 1994. Sales increased 38%, net income was up 31% and earnings per share rose 30% in the third quarter of 1994 compared to the third quarter of 1993. The higher quarterly results stemmed from improved economic conditions which enabled the Company's base businesses to report stronger operating results, and by inclusion of the recent acquisitions of Signfix and Hale.

         Both the near-term and long-term prospects for IDEX remain bright. Given the strong incoming order rate, results for the fourth quarter are expected to be in a range near or above the third quarter, and an exceptionally strong, record year in sales and earnings is expected in 1994. With strong market positions, a continuing flow of new and redesigned products, and opportunities for international expansion, the long-range outlook for the Company is excellent.

Results of Operations

         For purposes of this discussion and analysis section, reference is made to the tables set forth on pages 8 and 9 and the Company's Statements of Consolidated Operations included in the Financial Statement section. IDEX consists of two business segments: Fluid Handling and Industrial Products.

Performance in the Third Quarter
Ended September 30, 1994 Compared to 1993

         Sales, net income and earnings per common share were at record levels in the three months ended September 30, 1994 versus the same period in 1993. Incoming orders, also at record levels, rose 16% in the Company's base businesses and the acquisition of Signfix and Hale added another 26% to the prior year's third quarter order rate.

         Third quarter 1994 consolidated net sales of $107.0 million increased $29.3 million or 38% from the comparable period in 1993. Fluid Handling Group sales of $77.4 million increased $23.5 million or 44% due to stronger volume resulting from improved economic conditions and inclusion of Hale in the 1994 third quarter. Sales in the Industrial Products Group of $29.6 million increased $5.7 million or 24% with increased sales in the base businesses in this group, and inclusion of Signfix in the 1994 third quarter.

         Gross profit of $40.6 million in the third quarter of 1994 increased $11.0 million or 37% from the corresponding 1993 period. Gross profit as a percentage of sales was 38.0% and was approximately equivalent to 1993. Selling, general and administrative expenses increased to $22.0 million in the third quarter of 1994 from $16.9 million in the third quarter of 1993, but as a percentage of sales, decreased to 20.6% in 1994 from 21.8% in 1993 due to expense control and inclusion of Hale and Signfix which have lower selling, general and administrative expenses, as a percent of sales, than the core businesses.

         Income from operations increased $5.8 million or 46% to $18.6 million in the third quarter of 1994 from $12.8 million in the third quarter of 1993 and operating margin as a percent of sales increased to 17.4% from 16.4% in the prior year. In the Fluid Handling Group, income from operations of $15.9 million increased $4.7 million or 42% in the third quarter of 1994 from $11.2 million in 1993. Operating margin of 20.5% in the third quarter of 1994 decreased slightly from 20.7% in 1993 as volume-related gains at the core businesses were offset by inclusion of results of recently acquired Hale, which has lower margins than the rest of the Group. Income from operations in the Industrial Products Group of $4.7 million and operating margin of 15.9% in the third quarter of 1994 were higher than the $3.4 million and 14.1% in the third quarter of 1993 due to volume-related improvements at all the base businesses and inclusion of Signfix in this Group.

         Interest expense increased to $4.0 million in the third quarter of 1994 from $2.7 million in the comparable 1993 period due to additional borrowings for the acquisitions of Signfix and Hale, and higher interest rates.

         The provision for income taxes increased to $5.0 million in the third quarter of 1994 from $3.3 million in the third quarter of 1993. The effective tax rate of 36.3% in the third quarter of 1994 increased from the 1993 rate of 32.6%. The 1993 tax rate was impacted by tax code revisions related to the deductibility of goodwill amortization. The 1994 tax rate reflects the non-deductibility of goodwill amortization associated with the purchase of Hale's common stock. Net income was $8.9 million in the third quarter of 1994 and was 31% higher than the $6.8 million recorded in the 1993 period. Earnings per common share amounted to $.68 in the third quarter of 1994 which was 30% higher than the $.52 recorded in the third quarter of 1993.

Performance in the Nine Months
Ended September 30, 1994 Compared to 1993

         Sales, net income and earnings per common share were also at record levels in the nine months ended September 30, 1994. Approximately half of the 27% rise in order activity for this period versus last year was attributable to stronger business conditions in the markets served by the company's base business with the other half resulting from inclusion of Hale and Signfix activity.

         Nine-month 1994 net sales of $286.4 million increased $57.1 million or 25% from 1993. Fluid Handling Group sales of $197.3 million increased $38.6 million or 24% due to stronger volume from improved market conditions and the inclusion of Hale activity from its May 1994 acquisition. Sales in the Industrial Products Group of $89.4 million increased $18.5 million or 26% due to improved demand for products of the base business units in this group, and inclusion of Signfix in the first nine months of 1994.

         Gross profit of $110.2 million in the first nine months of 1994 increased $22.6 million or 26% from the corresponding 1993 period, and gross profit as a percentage of sales of 38.5% in 1994 increased slightly from 38.2% in 1993. Selling, general and administrative expenses increased to $60.8 million in the first nine months of 1994 from $51.4 million in the first nine months of 1993, but as a percentage of sales, decreased to 21.2% in 1994 from 22.4% in 1993 due to expense control and inclusion of Hale and Signfix which have lower selling, general and administrative expenses as a percent of sales, than the core businesses.

         Income from operations increased $13.2 million or 36% to $49.4 million for the nine months ended September 30, 1994 from $36.2 million in the same period of 1993 and operating margin as a percent of sales increased to 17.2% from 15.8% in the nine-month comparison. In the Fluid Handling Group, income from operations of $41.5 million and operating margin of 21.0% for the nine months ended September 30, 1994 were higher than income from operations of $31.4 million and operating margin of 19.8% in the same period of 1993 due to volume-related gains with improving business conditions and inclusion of Hale. Income from operations in the Industrial Products Group of $13.6 million and operating margin of 15.2% in the first nine months of 1994 were higher than income from operations of $9.8 million and operating margin of 13.8% in the comparable 1993 period due to volume-related improvements at the core businesses and inclusion of Signfix in this Group.

         Interest expense increased to $9.7 million in the first nine months of 1994 from $8.3 million in the comparable 1993 period due to additional borrowings for the acquisitions of Signfix and Hale, and higher interest rates.

         The provision for income taxes increased to $13.5 million in the first nine months of 1994 from $9.3 million in the first nine months of 1993. The 1994 effective tax rate of 35.7% increased from the 1993 rate of 34.0%. The 1993 tax rate was impacted by tax code revisions related to the deductibility of goodwill amortization. The 1994 tax rate reflects the non-deductibility of goodwill amortization associated with the purchase of Hale's common stock. Net income was $24.4 million in the first nine months of 1994, up 35% from $18.1 million in the 1993 period. Earnings per common share amounted to $1.87 in the first nine months of 1994 which was 34% higher than the $1.40 recorded in the first nine months of 1993.

Liquidity and Capital Resources

         On September 30, 1994 IDEX's working capital was $91.9 million and its current ratio was 2.6 to 1. Internally generated funds were adequate to fund capital expenditures of $6.9 million and $5.4 million for the nine months ended September 30, 1994 and 1993, respectively. These expenditures were generally for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term. During the nine months ended September 30, 1994 and 1993, depreciation and amortization expense, excluding amortization of debt issuance expenses, was $10.2 million and $8.7 million, respectively.

         In connection with the acquisition of Hale, the Credit Agreement was amended on May 23, 1994 to provide for an additional $50 million of availability and improved interest rate structure. IDEX borrowed approximately $92 million under the Credit Agreement to finance the acquisition of Hale. At September 30, 1994, the maximum amount available under the Credit Agreement was $150 million, of which $108 million was being used. The availability under the Credit Agreement declines in stages commencing December 31, 1995 to $100 million on December 31, 1997. Any amount outstanding at June 30, 1999 becomes due at that date. Interest is payable quarterly on the outstanding balance at the Bank Agent's reference rate plus 25 basis points, or at rates applicable to certain dollar deposits in the interbank Eurodollar market plus 125 basis points.

         IDEX believes it will generate sufficient cash flow from operations to meet its operating requirements, scheduled amortization payments under the Credit Agreement, interest and principal payments on the Senior Subordinated Notes and approximately $11 million of planned capital expenditures in 1994. From commencement of operations in January, 1988 until September 30, 1994, IDEX borrowed $207 million to complete seven acquisitions and during this same period generated, principally from operation, cash flow of $189 million to reduce its indebtedness. IDEX intends to consider additional acquisitions in the future. In the event that suitable businesses or assets are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

                          Part II.  Other Information

Item 1.        Legal Proceedings.                                                              None.

Item 2.        Changes in Securities.                                                          Not Applicable.

Item 3.        Defaults upon Senior Securities.                                                None.

Item 4.        Submission of Matters to a Vote of Security Holders.                            None.

Item 5.        Other Information.                                                              None.

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

                          On August 9, under Item 5, Other Information, of the June 30, 1994 Form 10-Q, the Company provided information in response to items 7(a) and 7(b) to Form 8-K with respect to audited financial statements of Hale Products, Inc. for the years ended December 31, 1993, 1992 and 1991, unaudited interim financial statements of Hale products, Inc. for the period January 1 to May 25, 1994 and for the six months ended
                          June 30, 1993, and unaudited pro forma financial statements of IDEX Corporation for the twelve months ended December 31, 1993 and for the six months ended June 30, 1994, giving effect to the Hale Products,
                          Inc. acquisition as provided therein.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacity and on the date indicated.





                                        IDEX CORPORATION




November 4, 1994                    /s/ Wayne P. Sayatovic
                                    ------------------------
                                        Wayne P. Sayatovic
                                        Senior Vice President-
                                        Finance, Chief Financial
                                        Officer and Secretary
                                        (Duly Authorized and Principal
                                        Financial Officer)

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

10.6(a)          First Amendment to the Amended and Restated Employment
                 Agreement between IDEX Corporation and Wayne P. Sayatovic, dated as of January 13, 1993 (incorporated by reference to Exhibit 10.7(a) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File
                 No. 1-10235).

*10.7            Employment Agreement between IDEX Corporation and
                 Frank J. Hansen dated as of August 1, 1994.

10.8 Management Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.21 to Amendment No. 1 to the
                 Registration Statement on Form S-1 of IDEX Corporation,
                 Registration No. 33-28317, as filed on June 1, 1989).

10.9 Form of Indemnification Agreement (incorporated by reference to Exhibit No. 10.23 to the Registration Statement on
                 Form S-1 of IDEX Corporation, Registration No. 33-28317, as filed on April 26, 1989).

10.10 Form of Shareholder Purchase and Sale Agreement (incorporated by reference to Exhibit No. 10.24 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation,
                 Registration No. 33-28317, as filed on June 1, 1989).

10.11            Revised Form of IDEX Corporation Stock Option Plan for
                 Outside Directors (incorporated by reference to Exhibit
                 No. 10.22(a) to Post-Effective Amendment No. 4 to the
                 Registration Statement on Form S-1 of IDEX Corporation, et al., Registration No. 33-21205, as filed on March 2, 1990).

10.12            Amendment to the IDEX Corporation Stock Option Plan for
                 Outside Directors, adopted by resolution of the Board of Directors dated as of January 28, 1992 (incorporated by reference to Exhibit 10.21(a) of the Annual Report of IDEX on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-10235).

10.13 Non-Qualified Stock Option Plan for Non-Officer Key Employees of IDEX Corporation (incorporated by reference to Exhibit
                 10.15 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File
                 No. 1-10235).

10.14            Non-Qualified Stock Option Plan for Officers of IDEX
                 Corporation (incorporated by reference to Exhibit 10.16 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-10235).

10.15            IDEX Corporation Supplemental Executive Retirement Plan
                 (incorporated by reference to Exhibit 10.17 to the Annual
                 Report of IDEX on Form 10-K for the fiscal year ending
                 December 31, 1992, Commission File No. 1-10235).

10.16 Stock Purchase Agreement, dated as of May 6, 1994 by and among HPI Acquisition Corp., HFP Partners, L.P., HMTC
                 Partners L.P., the persons listed on Schedule A and Hale
                 Products, Inc. (incorporated by reference to Exhibit 10.17 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1994, Commission File No. 1-10235).

10.17 First Amendment dated as of May 23, 1994 to Second Amended and restated Credit Agreement dated as of January 29, 1993 by and among IDEX Corporation, various banks named therein and Continental Bank N.A., as agent (incorporated by reference to Exhibit 10.18 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1994, Commission File
                 No. 1-10235).

_______________
*Filed herewith