Form 10-Q/A
period 1994-09-30
IDEX CORP /DE/
filed 1995-01-06
CIK 832101

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q/A

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


________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

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

                          Part II.  Other Information



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





                                      IDEX CORPORATION





January 4, 1994                    /s/Wayne P. Sayatovic
                                      Wayne P. Sayatovic
                                      Senior Vice President-
                                      Finance, Chief Financial
                                      Officer and Secretary
                                      (Duly Authorized and Principal
                                      Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                Description                                  Page
- - -------               -----------                                  ----

*27               Financial Data Schedule





- - ---------------
*Filed herewith

Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies

Article 5 of Regulation S-X

Financial Data Schedule
September 30, 1994

Item Number    Item Description                                                    Amount
- - -----------    ----------------                                                    ------
5-02(1)        cash and cash items                                             $       3,715
5-02(2)        marketable securities
5-02(3)(a)(1)  notes and accounts receivable-trade                                    61,888
5-02(4)        allowance for doubtful accounts                                         1,920
5-02(6)        inventory                                                              80,117
5-02(9)        total current assets                                                  151,113
5-02(13)       property, plant and equipment                                         185,300
5-02(14)       accumulated depreciation                                              118,866
5-02(18)       total assets                                                          370,546
5-02(21)       total current liabilities                                              59,260
5-02(22)       bonds, mortgages and similar debt                                      75,000
5-02(28)       preferred stock-mandatory redemption
5-02(29)       preferred stock-no mandatory redemption
5-02(30)       common stock                                                              127
5-02(31)       other stockholders' equity                                            109,044
5-02(32)       total liabilities and stockholders' equity                            370,546
5-03(b)1(a)    net sales of tangible products                                        286,408
5-03(b)1       total revenues                                                        286,408
5-03(b)2(a)    cost of tangible goods sold                                           176,226
5-03(b)(2)     total costs and expenses applicable to sales and revenues             237,027
5-03(b)(3)     other costs and expenses                                                1,773
5-03(b)5       provision for doubtful accounts and notes                                 234
5-03(b)(8)     interest and amortization of debt discount                              9,728
5-03(b)(10)    income before taxes and other items                                    37,880
5-03(b)(11)    income tax expense                                                     13,505
5-03(b)(14)    income/loss continuing operations                                      24,375
5-03(b)(15)    discontinued operations
5-03(b)(17)    extraordinary items
5-03(b)(18)    cumulative effect-changes in accounting principles
5-03(b)(19)    net income                                                             24,375
5-03(b)(20)    earnings per share-primary                                               1.87
5-03(b)(20)    earnings per share-fully diluted