Form 10-K
period 1994-12-31
IDEX CORP /DE/
filed 1995-03-20
CIK 832101

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   F0RM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1994
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to_________________

                         Commission file number 1-10235

                                IDEX CORPORATION
             (Exact Name of Registrant As Specified in Its Charter)

          Delaware                                       36-3555336
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



                                630 Dundee Road
                           Northbrook, Illinois                 60062
              (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (708) 498-7070

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



        TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH
                                                    REGISTERED

common stock, par value $.01 per share          New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

       The aggregate market value of the voting stock held by nonaffiliates of IDEX Corporation as of March 14, 1995 was $374,195,747.

       The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of March 14, 1995 was 19,080,621.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the 1994 annual report to shareholders of IDEX Corporation (the "1994 Annual Report") are incorporated by reference into Parts I and II of this Form 10-K and portions of the definitive Proxy Statement of IDEX Corporation (the "1995 Proxy Statement") with respect to the 1995 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

       IDEX ("IDEX" or the "Company") designs, manufactures and markets a broad range of fluid handling and industrial products serving a diverse customer base in the United States and internationally. IDEX competes with relatively few major manufacturers in most of its markets, and believes that each of its ten principal subsidiaries ( the "Subsidiaries") has a significant domestic market share in its principal product area. The Company manufactures proprietary products of its own design with an engineering content. Generally, all of the Company's businesses compete on the basis of performance, quality, service and price.

FLUID HANDLING GROUP

       The Fluid Handling Group, which in 1994 accounted for 69% of the Company's total sales, manufactures a wide variety of industrial pumps and controls, fire-fighting pumps and rescue equipment, small horsepower compressors, and lubrication systems. In 1994, approximately 30% of this Group's sales were to customers outside the U.S. The six business units comprising this Group are described below.

       CORKEN. Corken, headquartered in Oklahoma City, Oklahoma, with a sales office in Singapore, produces small horsepower compressors, vane and turbine pumps and valves used for the transfer of liquified petroleum gas ("LPG"), compressed natural gas, and other gaseous substances.

       Management believes Corken has approximately 50% of the market for pumps and small horsepower compressors used in LPG distribution. Its principal competitor in this market is the Blackmer division of Dover Corporation. Corken faces many significant competitors in the industrial (non-LPG distribution) segment of its business. Most of Corken's sales are made through domestic and international distributors which incorporate Corken's products in engineered packages sold to ultimate users. Repair and after-market sales account for approximately 40% of Corken's total sales volume. Shipments outside the United States represent approximately 35% of total Corken sales.

       HALE PRODUCTS. Hale Products, acquired by IDEX in May 1994, is the newest business in the Fluid Handling Group, and has its headquarters and a manufacturing facility in Conshohocken, Pennsylvania. It also has production facilities in Shelby, North Carolina; St. Joseph, Tennessee; and Warwick, England; and service and distribution centers in Dieburg, Germany and Singapore.

       Hale Products is the world's leading manufacturer of truck-mounted fire-fighting pumps and manufactures fire truck pumps under both the U.S. and European design standards. Hale complements its line of fire truck pumps with a range of portable, mobile and freestanding pumping units and also manufactures products which form the Hurst Jaws of Life(R) rescue system. It is estimated to have a 50% share of the U.S. and an 80% share of the U.K. markets for truck-mounted fire pumps and a 60% share of the U.S. market for rescue tools. Hale's principal competitor in the U.S. truck-mounted fire pump market is the Waterous Company, a subsidiary of American Cast Iron Pipe Company.

       Sales of Hale's truck-mounted fire pumps are made directly to manufacturers of fire trucks, while portable pumps and rescue tools are generally sold through independent distributors. Approximately 40% of Hale's sales occur outside the United States.

       LUBRIQUIP. Lubriquip is headquartered in Warrensville Heights, Ohio and also has manufacturing plants in McKees Rocks, Pennsylvania, and Madison, Wisconsin and a sales office in Singapore. Its products include a wide range of centralized oil and grease lubrication systems and force-feed lubricators marketed under the Trabon, Manzel, Grease Jockey, Kipp and OPCO trademarks for use in general industrial and transportation applications. Lubriquip offers a wide variety of customized systems using selected standard components to meet specific customer requirements. Lubriquip is subject to competition from several companies in both the domestic and international markets; however, management estimates that Lubriquip is the largest producer of such systems with approximately one-third of the domestic market for centralized lubricating systems.

       Lubriquip's system components include pumps and pump packages for pneumatic, mechanical, electric and hydraulic operation; metering devices, electronic controllers, monitors and timers, and accessories. These systems are sold through independent distributors to a wide range of industrial markets, including machine tools (both automotive and general purpose), chemical processing, construction equipment, food processing machinery, engine and compressor, railroad, and over-the-road truck industries. Lubriquip's products are available worldwide through over 100 independent distributors, with international sales representing approximately 15% of total shipments. Through these networks, Lubriquip also provides an extensive support system of application engineering, service and repair parts for its products.

       PULSAFEEDER. Pulsafeeder, acquired by IDEX in May 1992, has its headquarters and a manufacturing facility in Rochester, New York. It also manufactures products in Punta Gorda, Florida, and Muskogee, Oklahoma, and has sales offices in Singapore and Beijing, China. Pulsafeeder designs and markets a wide range of metering pumps and controls. These products precisely regulate the flow of liquids in mixing and blending applications. Primary markets served are water and wastewater treatment, chemical and hydrocarbon processing, food processing, and warewash institutional.

       Pulsafeeder products are grouped into three categories: engineered pumps, standard pumps and electronic controls. Engineered pumps, designed and manufactured in Rochester, New York, include positive displacement, hydraulically-actuated diaphragm pumps used in precise metering applications in such industries as electric/gas utilities, chemical process, petroleum refining and pharmaceuticals, as well as specialty pumps targeted at niche markets, including pumps designed to handle highly corrosive chemicals. Standard pumps, manufactured in Punta Gorda, Florida, represent a growing portion of Pulsafeeder's business, and include metering pumps designed for water treatment and water conditioning applications. Electronic controls, manufactured in Muskogee, Oklahoma, are of advanced microprocessor-based design, and are used to control the chemical composition of fluids being pumped, including such applications as recirculating systems for cooling towers and boilers in the water treatment market.

       Pulsafeeder pumps are sold through an extensive network of company sales personnel and independent representatives. Management believes that Pulsafeeder has approximately 35% of the domestic market for metering pumps used in the process industries and water treatment markets. Approximately 20% of its sales are outside of the United States. Pulsafeeder's principal competitor is Milton Roy Company, a subsidiary of Sunstrand Corporation.

       VIKING PUMP. Viking Pump, headquartered in Cedar Falls, Iowa, is the largest business unit in the Company's Fluid Handling Group and is one of the largest producers of positive displacement rotary internal gear pumps (Viking's main product) and spur gear pumps. Management believes that Viking pumps, which are classified as rotary pumps, represent approximately 25% of the domestic rotary pump market and 45% of the domestic rotary pump market in chemical processing. Viking's principal rotary pump competitors are Roper Industries and the Blackmer division of Dover Corporation. Viking's other products include rotary lobe and metering pumps, speed reducers, flow dividers and basket-type line strainers.

       Viking pumps are used by numerous industries such as the chemical, petroleum, food, pulp and paper, machinery and construction industries. Viking is not dependent on any one industry for a substantial percentage of its sales. Sales of Viking pumps and replacement parts are made through approximately 100 independent distributors and directly to original equipment manufacturers. Approximately 30% of Viking's sales occur outside of the United States. In addition to its facilities in Cedar Falls, Iowa, Viking also maintains manufacturing facilities in Eastbourne, England; Windsor, Ontario; Shannon, Ireland; participates in a joint venture in Mexico; and has sales offices in Amsterdam; Singapore; Woodbridge, Ontario; and Beijing, China.

       Viking operates two foundries in Cedar Falls, Iowa which supply a majority of Viking's castings requirements. In addition, these foundries sell a variety of castings to outside customers.

       WARREN RUPP. Warren Rupp is a producer of air-operated and motor-driven double-diaphragm pumps, generally sold under the SandPIPER tradename. This business unit is headquartered in Mansfield, Ohio and has a distribution facility in Shannon, Ireland to serve the European market and a sales office in Singapore. Warren Rupp's principal competitor is Wilden Pump and Engineering Co. Management believes that Warren Rupp has approximately one-third of the domestic market for air-operated double-diaphragm pumps.

       Warren Rupp's pumps are well suited for pumping liquids, slurries and solids in suspension. Its pump models are made from cast iron, stainless steel and non-metallic composites to meet requirements to pump various types of material. End-user markets include the paint, chemical, mining, construction, and automotive service industries. Warren Rupp pumps are sold through a network of independent distributors and directly to a small number of original equipment manufacturers. Sales outside of the United States represent approximately 40% of total Warren Rupp sales.

INDUSTRIAL PRODUCTS GROUP

       The Industrial Products Group, which in 1994 accounted for 31% of the Company's total sales, manufactures sheet metal fabricating equipment and tooling, stainless steel banding and clamping devices, vibration control devices, and sign-mounting products and systems. In 1994, approximately 36% of this Group's sales were to customers outside the U.S. The four business units comprising this Group are described below.

       BAND-IT. Band-It, headquartered in Denver, Colorado, is one of the largest worldwide producers of stainless steel bands, buckles and preformed clamps and related installation tools. Its clamps are used to secure hoses to nipples, devices to pipes and poles, signs to sign standards, fences to posts, insulation to pipes, and for hundreds of other industrial clamping functions. Band-It also has developed an exclusive line of tools for installing its clamping devices.

       Band-It is subject to competition from several companies in both the domestic and international markets; however, management believes that Band-It has approximately 50% of the domestic market for quality stainless steel bands and buckles. Band-It markets its products domestically and internationally. It has manufacturing and distribution facilities in Staveley, England and in Singapore to serve the European and Pacific Basin markets. International sales account for approximately 45% of Band-It's sales. Its products are sold through a worldwide network of nearly 4,000 distributors to a wide range of markets, including the transportation, utilities, mining, oil and gas, industrial maintenance, construction, communication and electronics industries.

       SIGNFIX. Signfix, acquired by IDEX in November 1993, has its headquarters and a manufacturing facility near Bristol, England, with another manufacturing facility in Tipton, England. Signfix also has distribution facilities in France and Germany.

       Signfix is the leading U.K.-based manufacturer of sign-mounting devices and related equipment with an estimated 45% U.K. market share. Signfix products include road, traffic and commercial sign-mounting systems and stainless steel bands and clamps for various municipal, commercial and industrial applications. Management estimates that 20% of Signfix sales are to customers outside the U.K.

       STRIPPIT. Strippit, headquartered in Akron, New York, with sales and service offices in Swindon, England; Paris, France; Singapore and Beijing, China, is the largest business unit in the Company's Industrial Products Group and is a manufacturer of a broad range of sheet metal fabricating equipment and tooling. Strippit produces equipment which incorporates a high proportion of state-of-the-art technology and has numerous active patents in machine tool technology, none of which is individually material to its operations. Strippit's products include single station semi-automatic fabricators; advanced computer-controlled turret punching machines (including models with plasma arc or laser cutting heads); punches, dies and related tooling items; load/unload systems for use in conjunction with Strippit's equipment; and hand-operated metal forming machines for use in industries which utilize light gauges of sheet metal. Strippit also is a distributor of Burgmaster metal-cutting machines and parts. Strippit's products are sold through a combination of direct sales and independent distributors and agents to a large and diverse customer base, including customers in the electronics, office, farm and hospital equipment markets. Approximately 25% of Strippit's total sales are to customers outside the U.S.

       Strippit is one of the largest domestic producers of its type of metal fabricating equipment, and management believes it has approximately 30% of the domestic market for numerically controlled punching machines. Its principal competitor, U.S. Amada, Ltd., is a Japanese firm which, based on its combined domestic production and imports, is currently believed to have a somewhat larger share of the numerically controlled punching machine market in the United States.

       VIBRATECH. Vibratech, headquartered in Buffalo, New York, produces a broad line of engineered long-life mechanical energy absorption devices, providing vibration and motion control for transportation equipment, machinery manufacturers and other users. Vibratech's three major product lines are: viscous torsional vibration dampers used primarily for heavy duty diesel engines and transmissions; fluid and friction ride control products for rail, truck and vehicle manufacturers; and specialized aircraft vibration and motion control dampers. In addition, Vibratech produces viscous torsional vibration dampers for motorsport engines. The largest portion of its sales are made directly to original equipment manufacturers who also service the replacement parts market.

       Vibratech's principal competitor in the viscous torsional vibration damper market for heavy duty diesel engines is a United Kingdom-based subsidiary of Cummins Engine, Inc., which serves the damper requirements of Cummins in the United States market. Management believes that Vibratech has approximately 40% of the domestic market for viscous torsional vibration dampers, including that portion serviced by captive producers. Sales outside the United States are approximately 10% of Vibratech's total sales.

GENERAL ASPECTS APPLICABLE TO THE COMPANY'S BUSINESS GROUPS

       EMPLOYEES. At December 31, 1994, IDEX had approximately 3,000 employees, of which approximately one-third were represented by labor unions with various contracts expiring from January 1996 through November 1998. Management believes that its relationship with its employees generally is good and that it will be able to satisfactorily renegotiate its collective bargaining agreements upon their expiration.

       SUPPLIERS. IDEX manufactures many of the materials and components used in its products. Substantially all materials and components purchased by IDEX are available from multiple sources.

       INVENTORY AND BACKLOG. Backlog does not have any material significance in either of the Company's business segments. The Company regularly and systematically adjusts production schedules and quantities based on the flow of incoming orders. While total inventory levels may also be affected by changes in orders, the Company generally tries to maintain relatively stable inventory levels based on its assessment of the requirements of the various industries served.

       SEGMENT INFORMATION. For segment financial information for the years 1994, 1993 and 1992 see the table presented on page 17 under "Management's Discussion and Analysis of Financial Condition and Results of Operations," as set forth in the 1994 Annual Report and incorporated herein by reference, and
Note 11 of the Notes to Consolidated Financial Statements on page 28 of the 1994 Annual Report, which is incorporated herein by reference.

       EXPORTS. For export information for the years 1994, 1993 and 1992, see
Note 11 of the Notes to Consolidated Financial Statements on page 28 of the 1994 Annual Report, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth the names of the executive officers of the Company, their ages, the positions and offices with the Company held by them, and their business experience during the past 5 years.

                                   Position with IDEX and
Name                                Business  Experience
- ----                               ----------------------
Donald N. Boyce (Age 56)          Chairman of the Board, President and Chief
                                  Executive Officer since prior to January 1990.

Frank J. Hansen (Age 53)          Senior Vice President - Operations and
                                  Chief Operating Officer since August 1994;
                                  Vice President-Group Executive from January
                                  1993 to July 1994; President of Viking Pump,
                                  Inc. from prior to January 1990 to July 1994.


Wayne P. Sayatovic (Age 49)       Senior Vice President - Finance, Chief
                                  Financial Officer and Secretary since August
                                  1994; Vice President - Finance, Chief
                                  Financial Officer and Secretary from January
                                  1992 to July 1994; Vice President, Treasurer and Secretary from prior to January 1990 to December 1991.

Jerry N. Derck (Age 48)           Vice President - Human Resources since
                                  November 1992; Vice President - Human
                                  Resources, North America of Tupperware
                                  Corporation, a subsidiary of Premark
                                  International from May 1990 to October 1992;
                                  Vice President, Quality and Human Resources of Schlegel Corporation from prior to January
                                  1990 to May 1990.


Wade H. Roberts, Jr. (Age 48)     Vice President - Group Executive since
                                  January 1993; President of Hale Products,
                                  Inc. since May 1994; President of Strippit,
                                  Inc. from August 1990 to May 1994.


Mark W. Baker (Age 47)            Vice President - Group Executive since
                                  August 1994; President of Lubriquip, Inc.
                                  from prior to January 1990.


        The Company's executive officers are elected at a meeting of the Board of Directors immediately following the annual meeting of shareholders, and they serve until the next annual meeting of the Board, or until their successors are duly elected.

ITEM 2. PROPERTIES.

       The Company's executive offices occupy approximately 10,000 square feet of leased space in Northbrook, Illinois. The Company's principal manufacturing facilities are listed below and are considered to be suitable and adequate for their operations. Management believes that, in general, approximately 50% to 80% of its manufacturing capacity is currently utilized in each facility.


                              FLUID HANDLING GROUP

                                                                     APPROXIMATE
                                                                        AREA              OWNED OR
LOCATION                                                              (IN SQ. FT.)         LEASED
- --------                                                             -------------        ---------
Corken
   Oklahoma City, Oklahoma ...........................                   67,000             Leased
Hale
   Conshohocken, Pennsylvania ........................                  187,000             Owned
   Shelby, North Carolina ............................                   39,000             Owned
   St. Joseph, Tennessee .............................                   34,000             Owned
   Warwick, England...................................                   61,000             Owned
   Dieburg, Germany ..................................                   12,000             Leased
Lubriquip
   Warrensville Heights, Ohio ........................                   90,000             Owned
   McKees Rocks, Pennsylvania ........................                   35,000             Owned
   Madison, Wisconsin ................................                   50,000             Leased
Pulsafeeder
   Rochester, New York ...............................                  113,000             Leased
   Punta Gorda, Florida ..............................                   80,000             Owned
   Muskogee, Oklahoma ................................                   31,000             Owned
Viking Pump
   Cedar Falls, Iowa .................................                  460,000             Owned
   Shannon, Ireland ..................................                   19,000             Leased
   St. Louis, Missouri ...............................                   11,000             Leased
   Windsor, Ontario ..................................                   35,000             Owned
   Eastbourne, England ...............................                   16,000             Leased
Warren Rupp
   Mansfield, Ohio ...................................                   79,000             Owned

                           INDUSTRIAL PRODUCTS GROUP

                                                                     APPROXIMATE
                                                                        AREA              OWNED OR
LOCATION                                                              (IN SQ. FT.)         LEASED
- --------                                                             -------------        ---------
Band-It
   Denver, Colorado ..................................                   84,000             Owned
   Staveley, England .................................                   34,000             Leased
Signfix
   Bristol, England ..................................                   13,000             Owned
   Bristol, England ..................................                   12,000             Leased
   Tipton, England....................................                   25,000             Owned
Strippit
   Akron, New York ...................................                  255,000             Owned
Vibratech
   Buffalo, New York .................................                  342,000             Owned
   Alden, New York ...................................                   93,000             Owned

ITEM 3. LEGAL PROCEEDINGS.

       The Company and the Subsidiaries are party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's business or financial condition.

       The Subsidiaries are subject to extensive federal, state and local laws, rules and regulations pertaining to environmental, waste management and health and safety matters. Permits are or may be required for some of the Subsidiaries' facilities and waste-handling activities and these permits are subject to revocation, modification and renewal. In addition, risks of substantial costs and liabilities are inherent in the Subsidiaries' operations and facilities, as they are with other companies engaged in similar industries, and there can be no assurance that such costs and liabilities will not be incurred. The Company is not aware of any environmental, health or safety matter which could, individually or in the aggregate, materially adversely affect the financial condition of the Company or any of the Subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

       Information regarding the prices of and dividends on the Common Stock, and certain related matters, is incorporated herein by reference to "Shareholder Information" at inside back cover of the 1994 Annual Report.

       The principal market for the Common Stock is the New York Stock Exchange. As of March 14, 1995, the Common Stock was held by 1,390 shareholders and there were 19,080,621 shares of Common Stock outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

       The information set forth under "Historical Data" at page 15 of the 1994 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 16 to 19 of the 1994 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The consolidated financial statements of IDEX, including the notes thereto, together with the report thereon of Deloitte & Touche LLP at pages 20 to 30 of the 1994 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Certain information regarding the directors of the Company is incorporated herein by reference to the information set forth under "Election of Directors" at pages 2 to 5 of the 1995 Proxy Statement.

       Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this report under the caption "Executive Officers of the Registrant" at page 5.

       Certain information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the information set forth under "Compliance with Section 16(a) of the Exchange Act" at page 18 of the 1995 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

       Information regarding executive compensation is incorporated by reference to the materials under the caption "Compensation of Directors and Executive Officers" at pages 7 to 14 of the 1995 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under "Principal Shareholders" at pages 15 to 17 of the 1995 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under "Election of Directors -- Certain Interests" and "Compensation of Directors and Executive Officers -- Compensation Committee Interlocks and Insider Participation" at pages 6 and 9 of the 1995 Proxy Statement.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.   Financial Statements

         The following financial statements are incorporated herein by reference to the 1994 Annual Report.

                                                                  1994 Annual
                                                                  Report Page
                                                                  -----------

         Consolidated Balance Sheets as of December 31,               18
         1994 and 1993

         Statements of Consolidated Operations for the                19
         Years Ended December 31, 1994, 1993 and 1992

         Statements of Consolidated Shareholders' Equity              20
         for the Years Ended December 31, 1994, 1993 and 1992

         Statements of Consolidated Cash Flows for the                21
         Years Ended December 31, 1994, 1993 and 1992

         Notes to Consolidated Financial Statements                   22


    2.   Financial Statement Schedules

         The financial statement schedule filed with this report are listed on the "Index to Financial Statement Schedules."

    3.   Exhibits

         The exhibits filed with this report are listed on the "Exhibit Index."

(b)      Reports on Form 8-K

         In a report filed on Form 8-K dated December 12, 1994, the Company reported that its Board of Directors authorized a three-for-two common stock split and approved a cash dividend on common stock. The three-for-two split is effected in the form of a 50 percent stock dividend, to be distributed on January 31, 1995, to shareholders of record as of January 17, 1995. The cash dividend on the post-split shares has been initially set at 14 cents per common share per calendar quarter. The first cash dividend was paid on January 31, 1995, to shareholders of record on January 17, 1995.

                                   SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 14th DAY OF MARCH, 1995.

                                           IDEX CORPORATION

                                           By /s/ WAYNE P. SAYATOVIC
                                           Wayne P. Sayatovic
                                           Senior Vice President - Finance,
                                           Chief Financial Officer and Secretary

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

SIGNATURE                       TITLE                                          DATE
- ---------                       -----                                          ----
/s/ DONALD N. BOYCE             Chairman of the Board,                         March 14, 1995
    Donald N. Boyce             President and Chief
                                Executive Officer (Principal
                                Executive Officer)

/s/ WAYNE P. SAYATOVIC          Senior Vice President - Finance,              March 14, 1995
    Wayne P. Sayatovic          Chief Financial Officer and Secretary
                                (Principal Financial
                                and Accounting Officer)

/s/ RICHARD E. HEATH            Director                                       March 14, 1995
    Richard E. Heath

/s/ HENRY R. KRAVIS             Director                                       March 14, 1995
    Henry R. Kravis

/s/ WILLIAM H. LUERS            Director                                       March 14, 1995
    William H. Luers

/s/ PAUL E. RAETHER             Director                                       March 14, 1995
    Paul E. Raether

/s/ CLIFTON S. ROBBINS          Director                                       March 14, 1995
    Clifton S. Robbins

/s/ GEORGE R. ROBERTS           Director                                       March 14, 1995
    George R. Roberts

/s/ NEIL A. SPRINGER            Director                                       March 14, 1995
    Neil A. Springer

/s/ MICHAEL T. TOKARZ           Director                                       March 14, 1995
    Michael T. Tokarz

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                          Page
                                                                          ----
Independent Auditors' Report                                              S-2
Schedule II - Valuation and Qualifying Accounts                           S-3



       All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of IDEX or the Notes thereto.

                         INDEPENDENT AUDITORS' REPORT

IDEX Corporation:

We have audited the financial statements of IDEX Corporation and its Subsidiaries as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 16, 1995; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of IDEX Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Chicago, lllinois

January 16, 1995

                       IDEX CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)


                                                       Balance        Charged To                                         Balance
                                                     Beginning of      Costs and      Deductions                          End
         Description                                     Year          Expenses          (1)              Other          of Year
         -----------                                  -----------      --------        ---------          -----          -------
YEAR ENDED DECEMBER 31, 1994:
 Deducted From Assets To Which They Apply:
  Allowance for Doubtful Accounts...........            $1,174            $591            $484            $541            $1,822

YEAR ENDED DECEMBER 31, 1993:
 Deducted From Assets To Which They Apply:
  Allowance for Doubtful Accounts...........             1,100             784             602            (108)            1,174

YEAR ENDED DECEMBER 31, 1992:
 Deducted From Assets To Which They Apply:
  Allowance for Doubtful Accounts...........               915             689             535              31             1,100

 --------------------
(1) Represents uncollectible accounts, net of recoveries.

                                            EXHIBIT INDEX
Exhibit
Number                                Description                                           Page
- -----------                           -----------                                           ----
 3.1                Restated Certificate of Incorporation of IDEX (formerly HI, Inc.)
                    (incorporated by reference to Exhibit No. 3.1 to the Registration
                    Statement on Form S-1 of IDEX Corporation, et al., Registration No.
                    33-21205, as filed on April 21, 1988).

 3.1(a)             Amendment to Restated Certificate of Incorporation of IDEX
                    (incorporated by reference to Exhibit No. 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation,
                    Registration No. 33-28317, as filed on June 1, 1989).

 3.2                Amended and Restated Bylaws of IDEX (incorporated by reference to
                    Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the
                    Registration Statement on Form S-1 of IDEX Corporation, et al.,
                    Registration No. 33-21205, as filed on July 17, 1989).

 3.2(a)             Amended and Restated Article III, Section 13 of the Amended and
                    Restated Bylaws of IDEX (incorporated by reference to Exhibit No.
                    3.2(a) to Post-Effective Amendment No. 3 to the Registration
                    Statement on Form S-1 of IDEX Corporation, et al., Registration No.
                    33-21205, as filed on February 12, 1990).

 4.1                Restated Certificate of Incorporation and Bylaws of IDEX (filed as
                    Exhibits 3.1 through 3.2(a)).

 4.2                Indenture, dated as of September 15, 1992, among IDEX, the
                    Subsidiaries and The Connecticut National Bank, as Trustee, relating to the 9-3/4% Senior Subordinated Notes of IDEX due 2002
                    (incorporated by reference to Exhibit 4.2 to the Annual Report of
                    IDEX on Form 10-K for the fiscal year ending December 31, 1992,
                    Commission File No. 1-10235).

 4.3                Specimen Senior Subordinated Note of IDEX (including specimen
                    Guarantee) (incorporated by reference to Exhibit 4.3 to the Annual
                    Report of IDEX on Form 10-K for the fiscal year ending December
                    31, 1992, Commission File No. 1-10235).

 4.4                Specimen Certificate of Common Stock (incorporated by reference to
                    Exhibit 4.3 to the Registration Statement on Form S-2 of IDEX
                    Corporation, et al., Registration No. 33-42208, as filed on September
                    16, 1991).

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

10.1(a)             First Amendment dated as of May 23, 1994 to Second Amended and
                    Restated Credit Agreement dated as of January 29, 1993 by and among IDEX Corporation, various banks named therein and
                    Continental Bank N.A. as agent (incorporated by reference to exhibit
                    10.18 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1994, Commission File No. 1-10235).



Exhibit
Number                                Description                                          Page
- ------                                -----------                                          ----
*10.1(b)         Second Amendment dated as of October 24, 1994, to Second
                 Amended and Restated Credit Agreement dated as of January 29,
                 1993, by and among IDEX Corporation, as borrower and Bank of
                 America Illinois (formerly known as Continental Bank N.A.), as a
                 Bank and as agent, and the other banks signatory thereto.

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

*10.3(c)         Guaranty Agreement, dated October 24, 1994, executed by Hale
                 Products, Inc. in favor of the Bank Agent.

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

*10.4(b)         Second Amendment to Inter-Guarantor Agreement, dated as of
                 October 24, 1994, by and among IDEX Corporation and the subsidiaries named therein.



Exhibit
Number                          Description                                                       Page
- -------                         -----------                                                       ----
 **10.5           Amended and Restated Employment Agreement between IDEX
                  Corporation and Donald N. Boyce, dated as of January 22, 1988
                  (incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation,
                  Registration No. 33-28317, as filed on June 1, 1989).

 **10.5(a)        First Amendment to the Amended and Restated Employment
                  Agreement between IDEX Corporation and Donald N. Boyce, dated as of January 13, 1993 (incorporated by reference to Exhibit 10.5(a)
                  to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-10235).

  *
 **10.5(b)        Second Amendment to the Amended and Restated Employment
                  Agreement between IDEX Corporation and Donald N. Boyce, dated as of September 27, 1994.

 **10.6           Amended and Restated Employment Agreement between IDEX
                  Corporation and Wayne P. Sayatovic, dated as of January 22, 1988
                  (incorporated by reference to Exhibit No. 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation,
                  Registration No. 33-28317, as filed on June 1, 1989).

 **10.6(a)        First Amendment to the Amended and Restated Employment
                  Agreement between IDEX Corporation and Wayne P. Sayatovic, dated as of January 13, 1993 (incorporated by reference to Exhibit
                  10.7(a) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-10235).

  *
 **10.6(b)        Second Amendment to the Amended and Restated Employment
                  Agreement between IDEX Corporation and Wayne P. Sayatovic, dated as of September 27, 1994.

 **10.7           Employment Agreement between IDEX Corporation and Frank J.
                  Hansen dated as of August 1, 1994 (incorporated by reference to
                  Exhibit No. 10.7 to the Quarterly Report of IDEX on Form 10-Q for
                  the quarter ended September 30, 1994, Commission File No.
                  1-10235).

  *
 **10.7(a)        First Amendment to the Employment Agreement between IDEX
                  Corporation and Frank J. Hansen, dated as of September 27, 1994.

  *
 **10.8           Employment Agreement between IDEX Corporation and Jerry N.
                  Derck, dated as of September 27, 1994.

 **10.9           Management Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.21 to Amendment No. 1 to the Registration
                  Statement on Form S-1 of IDEX Corporation, Registration No.
                  33-28317, as filed on June 1, 1989).

 **10.10          Form of Indemnification Agreement (incorporated by reference to
                  Exhibit No. 10.23 to the Registration Statement on Form S-1 of IDEX
                  Corporation, Registration No. 33-28317, as filed on April 26, 1989).



Exhibit
Number                             Description                                                Page
- -------                            -----------                                                ----
**10.11             Form of Shareholder Purchase and Sale Agreement (incorporated by reference to Exhibit No. 10.24 to Amendment No. 1 to the
                    Registration Statement on Form S-1 of IDEX Corporation,
                    Registration No. 33-28317, as filed on June 1, 1989).

**10.12             Revised Form of IDEX Corporation Stock Option Plan for Outside
                    Directors (incorporated by reference to Exhibit No. 10.22(a) to Post-
                    Effective Amendment No. 4 to the Registration Statement on Form
                    S-1 of IDEX Corporation, et al., Registration No. 33-21205, as filed on March 2, 1990).

**10.13             Amendment to the IDEX Corporation Stock Option Plan for Outside
                    Directors, adopted by resolution of the Board of Directors dated as of
                    January 28, 1992 (incorporated by reference to Exhibit 10.21(a) of the
                    Annual Report of IDEX on Form 10-K for the fiscal year ended
                    December 31, 1991, Commission File No. 1-10235).

**10.14             Non-Qualified Stock Option Plan for Non-Officer Key Employees of
                    IDEX Corporation (incorporated by reference to Exhibit 10.15 to the
                    Annual Report of IDEX on Form 10-K for the fiscal year ending
                    December 31, 1992, Commission File No. 1-102351).

**10.15             Non-Qualified Stock Option Plan for Officers of IDEX Corporation
                    (incorporated by reference to Exhibit 10.16 to the Annual Report of
                    IDEX on Form 10-K for the fiscal year ending December 31, 1992,
                    Commission File No. 1-102351).

**10.16             IDEX Corporation Supplemental Executive Retirement Plan
                    (incorporated by reference to Exhibit 10.17 to the Annual Report of
                    IDEX on Form 10-K for the fiscal year ending December 31, 1992,
                    Commission File No. 1-102351).

  10.17             Stock Purchase Agreement, dated as of May 6, 1994 by and among
                    HPI Acquisition Corp., HFP Partners, L., HMTC Partners L.P., the
                    persons listed on Schedule A and Hale Products, Inc. (incorporated by reference to Exhibit 10.17 to the Quarterly Report of IDEX on
                    Form 10-Q for the quarter ended June 30, 1994, Commission File
                    No. 1-10235).

*13                 1994 Annual Report to Shareholders of IDEX.

*22                 Subsidiaries of IDEX

*24                 Consent of Deloitte & Touche LLP

*27                 Financial Data Schedule

  -----------------
*   Filed herewith.
**  Management contract or compensatory plan or arrangement.