Form 10-Q
period 1995-03-31
IDEX CORP /DE/
filed 1995-05-09
CIK 832101

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  --------------

                                   Form 10-Q
      X
  --------  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended March 31, 1995

                                  --------------

                                       OR

  --------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                        Commission file number 1-12035

                               IDEX Corporation
             ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                   36-3555336
- ----------------------------------        ----------------------------------
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                     Identification No.)


630 Dundee Road
Northbrook, Illinois                                   60062
- ----------------------------------        ----------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (708) 498-7070

- -------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X   No___

Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of May 5, 1995: 19,114,252 shares.

Documents Incorporated by Reference:  None.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  March 31,                  December 31,
                                                    1995                         1994
                                                 -----------                 ------------
                                               (unaudited)
 ASSETS

  Current assets

   Cash and cash equivalents.................      $  5,741                    $  6,288
   Receivables - net.........................        61,539                      59,392
   Inventories...............................        83,818                      78,105
   Deferred taxes............................         6,245                       6,304
   Other current assets......................         2,715                       1,268
                                                   --------                    --------
    Total current assets.....................       160,058                     151,357
  Property, plant and equipment - net........        65,319                      66,241
  Intangible assets - net....................       147,365                     148,834
  Other noncurrent assets....................         4,401                       4,664
                                                   --------                    --------
     Total assets............................      $377,143                    $371,096
                                                   ========                    ========


 LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
   Trade accounts payable....................      $ 36,412                    $ 34,558
   Dividends payable.........................         2,671                       2,671
   Accrued expenses..........................        35,500                      32,121
                                                   --------                    --------
     Total current liabilities...............        74,583                      69,350
  Long-term debt.............................       160,721                     168,166
  Other noncurrent liabilities...............        16,973                      17,275
                                                   --------                    --------
     Total liabilities.......................       252,277                     254,791
                                                   --------                    --------


  Shareholders' equity
   Common stock, par value $.01 per share;
    Shares authorized: 50,000,000
    Shares issued and outstanding:
     1995:  19,080,592
     1994:  19,078,671.......................           191                         191
   Additional paid-in capital................        84,968                      84,943
   Retained earnings.........................        41,581                      33,490
   Accumulated translation adjustment........        (1,874)                    ( 2,319)
                                                   --------                    --------
    Total shareholders' equity...............       124,866                     116,305
                                                   --------                    --------
     Total liabilities and shareholders'
      equity.................................      $377,143                    $371,096
                                                   ========                    ========


- -------------------------
See Notes to Consolidated Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (In thousands, except per share amounts)


 For the Three Months Ended March 31,             1995                     1994
                                                  ----                     ----
                                                           (unaudited)
 Net sales................................      $116,580                 $85,874
 Operating costs and expenses:
 Cost of sales............................        71,507                  52,484
 Selling, general and administrative......        23,639                  18,982
 Goodwill amortization....................           960                     555
                                                 -------                 -------
 Income from operations...................        20,474                  13,853
 Other income - net. .....................             9                      84
 Interest expense.........................         3,666                   2,633
                                                 -------                 -------
 Income before income taxes...............        16,817                  11,304
 Provision for income taxes...............         6,055                   3,957
                                                 -------                 -------
 Net income...............................       $10,762                 $ 7,347
                                                 =======                 =======
 Earnings per common share................       $   .55                 $   .38
                                                 =======                 =======
 Weighted average common shares
 outstanding.............................         19,624                  19,551
                                                 =======                 =======





- --------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                 (In thousands)



                                         Shareholders' Equity
                             --------------------------------------------


                                     Additional               Accumulated
                             Common   Paid-In     Retained    Translation
                             Stock    Capital     Earnings    Adjustment
                             ------  ----------  -----------  -----------


Balance:
 December 31, 1994........   $191      $84,943    $ 33,490     $(2,319)

Stock options exercised...                  25

Unrealized trans-
 lation adjustment........                                         445

Cash dividends on common
 stock ($.14 per share)...                         ( 2,671)

Net income................                          10,762
                             ----      -------    --------     -------

Balance:
 March 31, 1995...........   $191      $84,968    $ 41,581     $(1,874)
 (unaudited)                 ====      =======    ========     =======




_________________________
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In thousands)

 For the Three Months Ended March 31,                      1995             1994
                                                           ----             ----
                                                                (unaudited)
 Cash Flows From Operating Activities:
  Net income.....................................       $ 10,762          $ 7,347
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation..................................          2,859            2,239
   Amortization of intangibles...................          1,199              759
   Amortization of debt issuance expenses........            156              159
   Increase in receivables.......................        ( 2,147)          (2,626)
   (Increase) decrease in inventories............        ( 5,713)             477
   Increase in trade accounts payable............          1,854            2,277
   Increase in accrued expenses..................          3,379              744
   (Increase) decrease in deferred taxes.........             59           (  600)
   Other transactions - net......................        (   581)              25
                                                         -------           ------

    Net cash flows from operating activities.....         11,826           10,801
                                                         -------           ------
 Cash Flows From Investing Activities:
  Additions to property, plant and equipment....         ( 2,257)          (1,558)
                                                         -------           ------
   Net cash flows from investing activities......        ( 2,257)          (1,558)
                                                         -------           ------
 Cash Flows From Financing Activities:
  Dividends paid.................................        ( 2,671)
  Net repayments of long-term debt...............        ( 5,500)          (8,000)
  Decrease in accrued interest...................        ( 1,945)          (1,800)
                                                         -------           ------
   Net cash flows from financing activities......        (10,116)          (9,800)
                                                         -------           ------


 Net decrease in cash............................        (   547)          (  557)
 Cash and cash equivalents at beginning of period          6,288            3,513
                                                         -------           ------
 Cash and cash equivalents at end of period......       $  5,741          $ 2,956
                                                         =======           ======



     Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

 Cash paid during the period for:
  Interest.......................................        $5,393            $4,210
  Taxes (including foreign)......................           946             1,066





_________________________
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Acquisition

     Pursuant to the requirements of the Securities and Exchange Commission, the January 22, 1988 Acquisition of the initial six businesses comprising IDEX Corporation ("IDEX" or the "Company") was not accounted for as a purchase transaction. Consequently, the accounting for the acquisition does not reflect any adjustment of the carrying value of the assets and liabilities to their fair values at the time of the acquisition. Accordingly, the shareholders' equity of IDEX at March 31, 1995 and December 31, 1994 includes a charge of $96.5 million which represents the excess of the purchase price over the book value of the subsidiaries purchased at the date of the acquisition.

2.(a) Significant Accounting Policies

     In the opinion of management, the unaudited information presented as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 reflects all adjustments necessary, which consist only of normal recurring adjustments, for a fair presentation of the interim periods.

  (b) Earnings Per Share

     Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method.

3.   Inventories

     The components of inventories as of March 31, 1995 and December 31, 1994 were (000's omitted):

                                               March 31,         December 31,
                                                 1995               1994
                                               --------          ------------

 Inventories
    Raw materials and supplies               $10,956                $ 9,430
    Work in process                           10,009                 10,648
    Finished goods                            62,853                 58,027
                                             -------                -------

     Totals                                  $83,818                $78,105
                                             =======                =======

     Those inventories which were carried on a LIFO basis amounted to $43,013 and $41,499 at March 31, 1995 and December 31, 1994, respectively. The excess of current cost over LIFO inventory value and the impact on earnings of using the LIFO method are not material.

4.   Common and Preferred Stock

     All share and per-share data has been restated to reflect the three-for-two stock split effected in the form of a 50% dividend paid in January 1995.

     The Company had five million shares of preferred stock authorized but unissued at March 31, 1995 and December 31, 1994.

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

     Business conditions remained strong in the three months ended March 31, 1995. Incoming orders in the quarter increased 42% over the first quarter of 1994, as base business orders rose 19% and Hale Products, acquired in May 1994, added another 23%. This represented a new record for orders written in a quarter. As a result, backlogs are somewhat stronger; however, the Company continues to operate with relatively low order backlogs of about 1-1/2 to 2 months' sales, in order to provide superior customer service. Any decline in orders would have an immediate effect on sales and profits.

     IDEX again achieved record sales, net income and earnings per common share in the first quarter of 1995. Sales increased 36% and net income and earnings per share both rose 46% compared to the first quarter of 1994. Changes in IDEX's results from the comparable prior year period resulted from improved economic conditions and inclusion of Hale Products' activity.

     IDEX expects to achieve record sales and earnings in 1995. The rate of quarterly earnings growth is expected to moderate from the 46% achieved in the first quarter both because the results of Hale Products are in the base for the last seven months of 1994, and because higher interest rates are expected to result in lower growth in the domestic economy as the year progresses.
However, barring unforeseen circumstances it is expected that earnings per share in each 1995 quarter will be above the same quarter of the prior year.

                Company and Business Group Financial Information
                                (000's omitted)



For the Three Months Ended March 31,               1995                   1994
                                                   ----                   ----
                                                          (unaudited)
 Fluid Handling Group (1)
  Net sales...............................       $ 81,527                $56,551
  Income from operations..................         16,907                 11,431
  Operating margin........................           20.7%                  20.2%
  Depreciation and amortization (3).......       $  3,202                $ 2,246
  Capital expenditures....................          1,341                  1,168


 Industrial Products Group (1)
  Net sales...............................       $ 35,160                $29,392
  Income from operations..................          5,890                  4,158
  Operating margin........................           16.8%                  14.2%
  Depreciation and amortization (3).......       $    841                $   738
  Capital expenditures....................            895                    390


 Company (2)
  Net sales...............................       $116,580                $85,874
  Income from operations..................         20,474                 13,853
  Operating margin........................           17.6%                  16.1%
  Depreciation and amortization (3).......       $  4,058                $ 2,998
  Capital expenditures....................          2,257                  1,558


  (1) Income from operations excludes net unallocated corporate operating expenses.

  (2) Includes the operations of the two business groups in addition to corporate operating expenses and inter-group eliminations.

  (3)  Excludes amortization of debt issuance expenses.

Results of Operations

     For purposes of this discussion and analysis section, reference is made to the table set forth on the preceding page and the Company's Statements of Consolidated Operations included in the Financial Statement section. IDEX consists of two business segments: Fluid Handling and Industrial Products.

Performance in the Three Months Ended March 31, 1995 Compared to 1994

    Sales, net income and earnings per common share were at record levels in the three months ended March 31, 1995. Incoming orders, also at record levels, rose 19% in the Company's base businesses and the inclusion of Hale Products added another 23% over the first quarter of the prior year.

    Three-month 1995 consolidated net sales of $116.6 million increased $30.7 million or 36% from the comparable period in 1994. Fluid Handling Group sales of $81.5 million increased $25.0 million or 44% due to the inclusion of Hale activity and the stronger volume resulting from improved worldwide business conditions. Sales in the Industrial Products Group of $35.2 million increased $5.8 million or 20% due to increased demand for products manufactured by the Group.

    Income from operations increased 48% to $20.5 million in the first quarter of 1995 from $13.9 million in the first quarter of 1994. In the Fluid Handling Group, income from operations increased 48% to $16.9 million in the first quarter from $11.4 million in the comparable 1994 quarter. Operating margins for the Group improved to 20.7% in the current quarter from 20.2% in the same quarter a year ago. The margin change resulted principally from volume-related gains with improving business conditions. Income from operations in the Industrial Products Group of $5.9 million and operating margins of 16.8% in the first quarter of 1995 were sharply higher than income from operations of $4.2 million and operating margins of 14.2% in the comparable quarter of 1994, due to volume-related improvements.

    Interest expense increased to $3.7 million in the first quarter of 1995 from $2.6 million in the comparable 1994 period principally due to increased borrowings under the Credit Agreement resulting from last year's acquisition of Hale Products.

    The provision for income taxes increased to $6.1 million in the first
quarter of 1995 from $4.0 million in the first quarter of 1994.   The effective
tax rate increased to 36% in the current quarter from 35% a year ago due to the non-deductibility of goodwill amortization expense associated with the 1994 purchase of Hale Products. Net income was $10.8 million in the first quarter of 1995 and was 46% higher than the $7.3 million recorded in the 1994 period. Earnings per common share amounted to $.55 in the current quarter which was 46% higher than the $.38 recorded in the first quarter of 1994.

    All share and per share data has been restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend paid in January 1995.

Liquidity and Capital Resources

    On March 31, 1995 IDEX's working capital was $85.5 million and its current ratio was 2.1 to 1. Internally generated funds were adequate to fund capital expenditures of $2.3 million and $1.6 million for the three months ended March 31, 1995 and 1994, respectively. These expenditures were generally for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term. During the three months ended March 31, 1995 and 1994, depreciation and amortization expense, excluding amortization of debt issuance expenses, was $4.1 million, and $3.0 million, respectively.

    At March 31, 1995, the maximum amount available under the Credit Agreement was $150 million, of which $85 million was being used and $65 million was available. The availability under the Credit Agreement declines in stages commencing December 31, 1995 to $100 million on December 31, 1997. Any amount outstanding at June 30, 1999 becomes due at that date. Interest is payable quarterly on the outstanding balance at the Bank Agent's reference rate, or at rates applicable to certain dollar deposits in the interbank Eurodollar market plus 75 basis points.

    IDEX believes it will generate sufficient cash flow from operations to meet its operating requirements, scheduled amortization payments under the Credit Agreement, interest and principal payments on the Senior Subordinated Notes, approximately $15 million of planned capital expenditures in 1995 and $11 million of annual dividend payments to holders of common stock. From commencement of operations in January, 1988 until March 31, 1995, IDEX borrowed $207 million under the revolving Credit Agreement to complete seven acquisitions. During this same period, IDEX generated, principally from operations, cash flow of $213 million to reduce its indebtedness. In the event that suitable businesses or assets are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

    On May 2, 1995, Micropump, Inc., a newly formed subsidiary of IDEX, acquired the assets of Micropump Corporation, a leading producer of very small magnetically driven gear pumps used in a variety of industrial, medical and technical applications where extremely accurate but very low flow output is necessary. With headquarters and principal manufacturing facilities in Vancouver, Washington, Micropump also has operations in St. Neots, England. Micropump's annual sales are in the $25 million range. The acquisition, which is not material to IDEX, will be accounted for using the purchase method of accounting and will be financed through a $32 million borrowing under the bank revolving Credit Agreement.

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





                               IDEX CORPORATION





May 5, 1995                    /s/Wayne P. Sayatovic
                                  ------------------------------------
                                  Wayne P. Sayatovic
                                  Senior Vice President-
                                  Finance, Chief Financial
                                  Officer and Secretary
                                  (Duly Authorized and Principal
                                  Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                         Description                                                 Page
- -------                                        -----------                                                 ----

     3.1                Restated Certificate of Incorporation of IDEX (formerly HI, Inc.)
                        (incorporated by reference to Exhibit No. 3.1 to the Registration
                        Statement on Form S-1 of IDEX Corporation, et al., Registration No. 33-
                        21205, as filed on April 21, 1988).

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

     3.2(a)             Amended and Restated Article III, Section 13 of the Amended and Restated
                        Bylaws of IDEX (incorporated by reference to Exhibit No. 3.2(a) to Post-
                        Effective Amendment No. 3 to the Registration Statement on Form S-1 of
                        IDEX Corporation, et al., Registration No. 33-21205, as filed on February
                        12, 1990).

     4.1                Restated Certificate of Incorporation and Bylaws of IDEX (filed as
                        Exhibits 3.1 through 3.2a).

     4.2                Indenture, dated as of September 15, 1992, among IDEX, the Subsidiaries and The Connecticut National Bank, as Trustee, relating to the 9-3/4
                        Senior Subordinated Notes of IDEX due 2002 (incorporated by reference to
                        Exhibit 4.2 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-10235).

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




Exhibit
Number                                        Description                                                     Page
- -------                                       -----------                                                     ----


     10.1(b)            Second Amendment dated as of October 24, 1994, to Second Amended and
                        Restated Credit Agreement dated as of January 29, 1993, by and among IDEX
                        Corporation, as borrower and Bank of America Illinois (formerly known as
                        Continental Bank N.A.), as a Bank and as agent, and the other banks signatory thereto (incorporated by reference to exhibit 10.1(b) to the
                        Annual Report of IDEX on Form 10-K for the fiscal year ending December 31,
                        1994, commission file number 1-10235).

     *10.1(c)           Third Amendment dated as of February 28, 1995, to Second Amended and
                        Restated Credit Agreement dated as of January 29, 1993, by and among IDEX
                        Corporation, as borrower and Bank of America Illinois.

     10.2               Pledge Agreement, dated January 22, 1988, between IDEX and the Bank Agent
                        (incorporated by reference to Exhibit No. 10.3 to the Registration
                        Statement on Form S-1 of IDEX Corporation, et al., Registration No. 33-
                        21205, as filed on April 21, 1988).

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

     10.3(c)            Guaranty Agreement, dated October 24, 1994, executed by Hale Products,
                        Inc. in favor of the Bank Agent (incorporated by reference to exhibit
                        10.3(c) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, commission file number 1-10235).

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




Exhibit
Number                                        Description                                                     Page
- -------                                       -----------                                                     ----

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

     10.4(b)            Second Amendment to Inter-Guarantor Agreement, dated as of October 24,
                        1994, by and among IDEX Corporation and the subsidiaries named therein
                        (incorporated by reference to exhibit 10.4(b) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, commission file number 1-10235).

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

     **10.5(b)          Second Amendment to the Amended and Restated Employment Agreement between
                        IDEX Corporation and Donald N. Boyce, dated as of September 27, 1994
                        (incorporated by reference to exhibit 10.5(b) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, commission file number 1-10235).

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

     **10.6(b)          Second Amendment to the Amended and Restated Employment Agreement between
                        IDEX Corporation and Wayne P. Sayatovic, dated as of September 27, 1994
                        (incorporated by reference to exhibit 10.6(b) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, commission file number 1-10235).

     **10.7             Employment Agreement between IDEX Corporation and Frank J. Hansen dated as of August 1, 1994 (incorporated by reference to Exhibit No. 10.7 to the
                        Quarterly Report of IDEX on Form 10-Q for the quarter ended September 30,
                        1994, Commission File No. 1-10235).


Exhibit
Number                                        Description                                                     Page
- -------                                       -----------                                                     ----
     **10.7(a)          First Amendment to the Employment Agreement between IDEX Corporation and
                        Frank J. Hansen, dated as of September 27, 1994 (incorporated by reference to exhibit 10.7(a) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, commission file number 1-10235).

     **10.8             Employment Agreement between IDEX Corporation and Jerry N. Derck, dated as of September 27, 1994 (incorporated by reference to exhibit 10.8 to the
                        Annual Report of IDEX on Form 10-K for the fiscal year ending December 31,
                        1994, commission file number 1-10235).

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




Exhibit
Number                                        Description                                                     Page
- -------                                       -----------                                                     ----

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

     *27                Financial Data Schedule

_________________

 * Filed herewith.
** Management contract or compensatory plan or arrangement.