Form 10-Q
period 1995-06-30
IDEX CORP /DE/
filed 1995-08-01
CIK 832101

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ____________

                                   Form 10-Q

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended June 30, 1995

                                       OR

  ________  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

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

______________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X   No___

Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of July 28, 1995: 19,118,193 shares.

Documents Incorporated by Reference:  None.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   June 30,                December 31,
                                                                    1995                      1994
                                                                 -----------               ------------
                                                                 (unaudited)
 ASSETS

  Current assets

   Cash and cash equivalents.................                   $  2,855                    $  6,288
   Receivables - net.........................                     71,422                      59,392
   Inventories...............................                     89,598                      78,105
   Deferred taxes............................                      6,154                       6,304
   Other current assets......................                      2,548                       1,268
                                                                --------                    --------
    Total current assets.....................                    172,577                     151,357
  Property, plant and equipment - net........                     73,602                      66,241
  Intangible assets - net....................                    166,911                     148,834
  Other noncurrent assets....................                      4,252                       4,664
                                                                --------                    --------
     Total assets............................                   $417,342                    $371,096
                                                                ========                    ========


 LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
   Trade accounts payable....................                   $ 37,120                    $ 34,558
   Dividends payable.........................                      2,676                       2,671
   Accrued expenses..........................                     35,258                      32,121
                                                                --------                    --------
     Total current liabilities...............                     75,054                      69,350
  Long-term debt.............................                    189,645                     168,166
  Other noncurrent liabilities...............                     17,214                      17,275
                                                                --------                    --------
     Total liabilities.......................                    281,913                     254,791
                                                                --------                    --------
  Shareholders' equity
   Common stock, par value $.01 per share;
    Shares authorized:  50,000,000
    Shares issued and outstanding:
     1995:  19,116,843
     1994:  19,078,671.......................
                                                                     191                         191
   Additional paid-in capital................                     85,636                      84,943
   Retained earnings.........................                     51,223                      33,490
   Accumulated translation adjustment........                     (1,621)                    ( 2,319)
                                                                --------                    --------
    Total shareholders' equity...............                    135,429                     116,305
                                                                --------                    --------
     Total liabilities and shareholders'
      equity.................................                   $417,342                    $371,096
                                                                ========                    ========


_________________________
See Notes to Consolidated Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (In thousands, except per share amounts)



 For the Second Quarter Ended June 30,                                                1995                    1994
                                                                                      ----                    ----
                                                                                              (unaudited)
 Net sales................................                                          $127,203                 $93,559
 Operating costs and expenses:
  Cost of sales...........................                                            78,030                  57,402
  Selling, general and administrative.....                                            24,976                  19,799
  Goodwill amortization...................                                             1,050                     679
                                                                                     -------                 -------
 Income from operations...................                                            23,147                  15,679
 Other income - net.......................                                                41                     121
 Interest expense.........................                                             3,941                   3,113
                                                                                     -------                 -------
 Income before income taxes...............                                            19,247                  12,687
 Provision for income taxes...............                                             6,928                   4,509
                                                                                     -------                 -------
 Net income...............................                                           $12,319                 $ 8,178
                                                                                     =======                 =======
 Earnings per common share................                                           $   .63                 $   .42
                                                                                     =======                 =======
 Weighted average common shares
 outstanding.............................                                             19,701                  19,563
                                                                                     =======                 =======





 _________________________
 See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (In thousands, except per share amounts)



 For the Six Months Ended June 30,                                                      1995                  1994
                                                                                        ----                  ----
                                                                                               (unaudited)
 Net sales................................                                          $243,783                $179,433
 Operating costs and expenses:
  Cost of sales...........................                                           149,537                 109,886
  Selling, general and administrative.....                                            48,615                  38,781
  Goodwill amortization...................                                             2,010                   1,233
                                                                                    --------                --------
 Income from operations...................                                            43,621                  29,533
 Other income - net. .....................                                                50                     204
 Interest expense.........................                                             7,607                   5,746
                                                                                    --------                --------
 Income before income taxes...............                                            36,064                  23,991
 Provision for income taxes...............                                            12,983                   8,466
                                                                                    --------                --------
 Net income...............................                                          $ 23,081                $ 15,525
                                                                                    ========                ========
 Earnings per common share................                                          $   1.17                $    .79
                                                                                    ========                ========
 Weighted average common shares
   outstanding............................                                            19,652                  19,553
                                                                                    ========                ========





 _________________________
 See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                 (In thousands)



                                         Shareholders' Equity
                             --------------------------------------------


                                     Additional               Accumulated
                             Common   Paid-In     Retained    Translation
                             Stock    Capital     Earnings    Adjustment
                             ------  ----------  -----------  -----------
Balance:
 December 31, 1994........   $191      $84,943    $ 33,490     $(2,319)

Stock options exercised...                 693

Unrealized translation
 adjustment...............                                         698

Cash dividends on common
 stock ($.28 per share)...                         ( 5,348)

Net income................                          23,081
                             ----      -------    --------     -------

Balance:
 June 30, 1995............   $191      $85,636    $ 51,223     $(1,621)
(unaudited)                  ====      =======    ========     =======





_________________________
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In thousands)

 For the Six Months Ended June 30,                                                             1995               1994
                                                                                               ----               ----
                                                                                                    (unaudited)
 Cash Flows From Operating Activities:
  Net income.....................................                                            $ 23,081          $15,525
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation..................................                                               5,681            4,619
   Amortization of intangibles...................                                               2,537            1,652
   Amortization of debt issuance expenses........                                                 312              318
   Increase in receivables.......................                                             ( 8,443)         ( 4,762)
   (Increase) decrease in inventories............                                             ( 8,114)             479
   Increase in trade accounts payable............                                               1,386            3,676
   Increase (decrease) in accrued expenses.......                                               2,016          (   528)
   (Increase) decrease in deferred taxes.........                                                 150          (   736)
   Other transactions - net......................                                                 274              952
                                                                                              -------           ------
    Net cash flows from operating activities.....                                              18,880           21,195
                                                                                              -------           ------
 Cash Flows From Investing Activities:
  Additions to property, plant and equipment.....                                             ( 5,539)         ( 4,194)
  Acquisition of business (net of cash acquired).                                             (32,905)         (91,553)
                                                                                             -------           -------

   Net cash flows from investing activities......                                             (38,444)         (95,747)
                                                                                              -------          -------
 Cash Flows From Financing Activities:
  Dividends paid.................................                                             ( 5,348)
  Net borrowings of long-term debt...............                                              21,500           74,000
  Increase (decrease) in accrued interest........                                             (    21)             446
                                                                                              -------          -------
   Net cash flows from financing activities......                                              16,131           74,466
                                                                                              -------          -------
 Net decrease in cash............................                                             ( 3,433)         (    86)
 Cash and cash equivalents at beginning of period                                               6,288            3,513
                                                                                              -------          -------
 Cash and cash equivalents at end of period......                                            $  2,855          $ 3,427
                                                                                              =======          -------


                Supplemental Disclosure of Cash Flow Information

 Cash paid during the period for:
  Interest.......................................                                           $ 7,192            $4,835
  Taxes (including foreign)......................                                            10,913             7,016





_________________________
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Acquisition

     Pursuant to the requirements of the Securities and Exchange Commission, the January 22, 1988 Acquisition of the initial six businesses comprising IDEX Corporation ("IDEX" or the "Company") was not accounted for as a purchase transaction. Consequently, the accounting for the acquisition does not reflect any adjustment of the carrying value of the assets and liabilities to their fair values at the time of the acquisition. Accordingly, the shareholders' equity of IDEX at June 30, 1995 and December 31, 1994 includes a charge of $96.5 million, which represents the excess of the purchase price over the book value of the subsidiaries purchased at the date of the acquisition.

2.  (a) Significant Accounting Policies

     In the opinion of management, the unaudited information presented as of June 30, 1995 and for the second quarter and six months ended June 30, 1995 and 1994 reflects all adjustments necessary, which consist only of normal recurring adjustments, for a fair presentation of the interim periods.

    (b) Earnings Per Share

     Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method.

3.   Inventories

     The components of inventories as of June 30, 1995 and December 31, 1994 were: (000's omitted)

                                        June 30,     December 31,
                                          1995           1994
                                        --------     ------------

 Inventories
    Raw materials and supplies        $11,848                $ 9,430
    Work in process                    10,557                 10,648
    Finished goods                     67,193                 58,027
                                       -------                -------

     Totals                           $89,598                $78,105
                                      =======                =======

     Those inventories which were carried on a LIFO basis amounted to $47,944 and $41,499 at June 30, 1995 and December 31, 1994, respectively. The excess of current cost over LIFO inventory value and the impact on earnings of using the LIFO method are not material.

4.   Common and Preferred Stock

     All share and per-share data has been restated to reflect the three-for-two stock split effected in the form of a 50% dividend paid in January 1995.

     The Company had five million shares of preferred stock authorized but unissued at June 30, 1995 and December 31, 1994.

5.   Acquisition

     On May 2, 1995, Micropump, Inc. ("Micropump"), a newly formed subsidiary of IDEX, acquired for approximately $33 million the net assets of Micropump Corporation, a manufacturer of small, precision-engineered, magnetically driven pumps. Micropump's products are used in a variety of industrial, medical and electronics applications where extremely accurate but very low flow output is necessary. The acquisition, which is not material to IDEX, has been accounted for using the purchase method of accounting and financed through a $33 million borrowing under the Credit Agreement.

                Company and Business Group Financial Information
                                (000's omitted)



For the Second Quarter Ended June 30,                           1995                    1994
                                                                ----                    ----
                                                                         (unaudited)
 Fluid Handling Group (1)
  Net sales...............................                    $ 91,426                $63,267
  Income from operations..................                      19,761                 13,152
  Operating margin........................                        21.6%                  20.8%
  Depreciation and amortization (3).......                    $  3,423                $ 2,507
  Capital expenditures....................                       2,258                  2,096

 Industrial Products Group (1)
  Net sales...............................                    $ 35,870                $30,393
  Income from operations..................                       5,822                  4,553
  Operating margin........................                        16.2%                  15.0%
  Depreciation and amortization (3).......                    $    722                $   754
  Capital expenditures....................                       1,024                    490

 Company (2)
  Net sales...............................                    $127,203                $93,559
  Income from operations..................                      23,147                 15,679
  Operating margin........................                        18.2%                  16.8%
  Depreciation and amortization (3).......                    $  4,160                $ 3,273
  Capital expenditures....................                       3,283                  2,636



  (1) Income from operations excludes net unallocated corporate operating expenses.

  (2) Includes the operations of the two business groups in addition to corporate operating expenses and inter-group eliminations.

  (3)  Excludes amortization of debt issuance expenses.

                Company and Business Group Financial Information
                                (000's omitted)



For the Six Months Ended June 30,                            1995                    1994
                                                             ----                    ----
                                                                     (unaudited)
 Fluid Handling Group (1)
  Net sales...............................                 $172,953                $119,818
  Income from operations..................                   36,668                  24,583
  Operating margin........................                     21.2%                   20.5%
  Depreciation and amortization (3).......                 $  6,625                $  4,753
  Capital expenditures....................                    3,599                   3,264

 Industrial Products Group (1)
  Net sales...............................                 $ 71,030                $ 59,785
  Income from operations..................                   11,712                   8,711
  Operating margin........................                     16.5%                   14.6%
  Depreciation and amortization (3).......                 $  1,563                $  1,492
  Capital expenditures....................                    1,919                     880

 Company (2)
  Net sales...............................                 $243,783                $179,433
  Income from operations..................                   43,621                  29,533
  Operating margin........................                     17.9%                   16.5%
  Depreciation and amortization (3).......                 $  8,218                $  6,271
  Capital expenditures....................                    5,539                   4,194



  (1) Income from operations excludes net unallocated corporate operating expenses.

  (2) Includes the operations of the two business groups in addition to corporate operating expenses and inter-group eliminations.

  (3)  Excludes amortization of debt issuance expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Historical Overview and Outlook

    IDEX sells a broad range of fluid handling and industrial products to a diverse customer base in the United States and internationally. Accordingly, IDEX's businesses are generally affected by levels of industrial activity and economic conditions in the United States and in those other countries where its products are sold and, to some extent, by the relationship of the dollar to other currencies. Among the factors that affect the demand for IDEX's products are interest rates, levels of capital spending by industry and overall industrial growth.

    IDEX again achieved record sales, net income and earnings per common share in the second quarter of 1995. Sales increased 36%, net income rose 51% and earnings per share were up 50% compared to the second quarter of 1994. These improvements resulted from higher shipping volumes in base businesses and inclusion of recently acquired businesses (Hale Products in May 1994 and Micropump in May 1995).

    While business conditions remained very good in the second quarter of 1995, as expected, the rate of increase in year-over-year orders was lower than in the first quarter. Incoming orders in the second quarter of 1995 increased 24% over the same quarter of 1994, with orders in recently acquired businesses accounting for about three-quarters of the increase. The Company was able to reduce backlogs at June 30, 1995 to about 1.6 months' sales from 1.8 months' sales at the end of the first quarter. The Company operates with relatively low order backlogs in an effort to provide superior customer service. Any decline in orders would have an immediate effect on sales and profits.

    IDEX expects to achieve record sales and earnings in 1995. The quarterly results for the second half of 1995 are expected to be above the same period of 1994, but are unlikely to match the exceptional second quarter results given the state of the industrial economy, the traditionally slower activity levels, especially in Europe, during the summer months and the fact that results of Hale Products were in the base for the last half of 1994.

Results of Operations

     For purposes of this discussion and analysis section, reference is made to the tables set forth on the preceding pages 7 and 8 and the Company's Statements of Consolidated Operations included in the Financial Statement section. IDEX consists of two business segments: Fluid Handling and Industrial Products.

Performance in the Second Quarter Ended June 30, 1995 Compared to 1994

    Sales, net income and earnings per common share were at record levels in the three months ended June 30, 1995. Incoming orders rose 24% over the second quarter of the prior year, with the Company's base businesses contributing about one quarter of the increase and the inclusion of recently acquired businesses adding the other three quarters.

    Second quarter 1995 consolidated net sales of $127.2 million increased $33.6 million, or 36%, from the comparable period in 1994 with about half of the increase coming from the nine businesses in the Company's base last year and the other half resulting from inclusion of recent acquisitions. Fluid Handling Group sales of $91.4 million increased $28.2 million, or 45%, with two-thirds of the increase due to the inclusion of recently acquired businesses and the other third reflecting increased sales of base businesses in the Group. Sales in the Industrial Products Group of $35.9 million increased $5.5 million, or 18%, from the prior year.

    Income from operations increased 48% to $23.1 million in the second quarter of 1995 from $15.7 million in the second quarter of 1994. In the Fluid Handling Group, income from operations increased 50% to $19.8 million in the second quarter of 1995 from $13.2 million in the comparable 1994 quarter. Operating margins for the Group improved to 21.6% in the current quarter from 20.8% in the same quarter a year ago. The margin change resulted principally from volume-related gains with improved business conditions. Income from operations in the Industrial Products Group of $5.8 million and operating margins of 16.2% in the second quarter of 1995 were higher than income from operations of $4.6 million and operating margins of 15.0% in the comparable quarter of 1994 due to volume-related improvements.

    Interest expense increased to $3.9 million in the second quarter of 1995 from $3.1 million in the comparable 1994 period principally due to increased borrowings under the Credit Agreement following the acquisition of Hale Products and Micropump.

    The provision for income taxes increased to $6.9 million in the second quarter of 1995 from $4.5 million in the second quarter of 1994. The effective tax rate increased to 36.0% in the current quarter from 35.5% a year ago primarily due to the non-deductibility of goodwill amortization associated with the 1994 purchase of Hale Products.

    Net income of $12.3 million in the second quarter of 1995 was 51% higher than the $8.2 million recorded in the 1994 period. Earnings per common share amounted to $.63 in the current quarter, which was 50% higher than the $.42 recorded in the second quarter of 1994.

    All share and per share data has been restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend in January 1995.

Performance in the Six Months Ended June 30, 1995 Compared to 1994

    Sales, net income and earnings per common share were at record levels in the six months ended June 30, 1995. Incoming orders rose 12% in the Company's base businesses and the inclusion of recently acquired businesses added another 21% over the first six months of the prior year.

    Six month 1995 consolidated net sales of $243.8 million increased $64.4 million, or 36%, from the comparable period in 1994, with sales improvements in the Company's base businesses accounting for 16% of the rise and acquisitions accounting for the other 20%. Fluid Handling Group sales of $173.0 million increased $53.1 million, or 44%, with about two-thirds of the increase due to the inclusion of recently acquired businesses and the other third resulting from improved sales activity at base businesses. Sales in the Industrial Products Group of $71.0 million increased $11.2 million, or 19%, due to increased demand for products manufactured by the Group.

    Income from operations increased 48% to $43.6 million in the first half of 1995 from $29.5 million in the same period of 1994. In the Fluid Handling Group, income from operations increased 49% to $36.7 million in the first half of 1995 from $24.6 million in the comparable 1994 period as operating margins improved to 21.2% from 20.5% in the same period a year ago. The margin change resulted principally from volume-related gains with improving business conditions. Income from operations in the Industrial Products Group of $11.7 million and operating margins of 16.5% in the first six months of 1995 were sharply higher than income from operations of $8.7 million and operating margins of 14.6% in the comparable period of 1994 due to volume-related improvements.

    Interest expense increased to $7.6 million in the first six months of 1995 from $5.7 million in the comparable 1994 period principally due to increased borrowings under the Credit Agreement from the acquisition of Hale Products and Micropump.

    The provision for income taxes increased to $13.0 million in the first half of 1995 from $8.5 million in the comparable period of 1994. The effective tax rate increased to 36.0% in the current six months from 35.3% a year ago primarily due to the non-deductibility of goodwill amortization associated with the 1994 purchase of Hale Products.

    Net income of $23.1 million in the first half of 1995 was 49% higher than the $15.5 million recorded in the 1994 period. Earnings per common share amounted to $1.17 in the current six months, which was 48% higher than the $.79 recorded in 1994.

    All share and per share data has been restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend paid in January 1995.

Liquidity and Capital Resources

    On June 30, 1995, IDEX's working capital was $97.5 million and its current ratio was 2.3 to 1. Internally generated funds were adequate to fund capital expenditures of $5.5 million and $4.2 million for the six months ended June 30, 1995 and 1994, respectively. These expenditures were primarily for machinery and equipment acquired to improve productivity, with a portion for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term. During the six months ended June 30, 1995 and 1994, depreciation and amortization expense, excluding amortization of debt issuance expenses, was $8.2 million and $6.3 million, respectively.

    At June 30, 1995, the maximum amount available under the Credit Agreement was $150 million, of which $112 million was being used and $38 million was available. The availability under the Credit Agreement declines in stages from $150 million to $135 million at December 31, 1995, to $115 million at December 31, 1996, and to $100 million on December 31, 1997. Any amount outstanding at June 30, 1999 becomes due at that date. Interest is payable quarterly on the outstanding balance at the Bank Agent's reference rate, or at rates applicable to certain dollar deposits in the interbank Eurodollar market plus 75 basis points.

    IDEX believes it will generate sufficient cash flow from operations to meet its operating requirements, scheduled amortization payments under the Credit Agreement, interest and principal payments on the Senior Subordinated Notes, approximately $16 million of expected aggregate capital expenditures in 1995 and $11 million of annual dividend payments to holders of common stock. From commencement of operations in January, 1988 until June 30, 1995, IDEX borrowed $240 million under the Credit Agreement to complete eight acquisitions. During this same period, IDEX generated, principally from operations, cash flow of $218 million to reduce its indebtedness. In the event that suitable businesses or assets are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

    On May 2, 1995, Micropump, Inc., a newly formed subsidiary of IDEX, acquired the net assets of Micropump Corporation, a leading producer of very small magnetically driven gear pumps used in a variety of industrial, medical and technical applications where extremely accurate but very low flow output is necessary. With headquarters and principal manufacturing facilities in Vancouver, Washington, Micropump also has operations in St. Neots, England. Micropump's annual sales are in the $25 million range. The acquisition has been accounted for using the purchase method of accounting and was financed through a $33 million borrowing under the bank revolving Credit Agreement.

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


                                        IDEX CORPORATION





July 28, 1995                           /s/ Wayne P. Sayatovic
                                            ------------------------
                                            Wayne P. Sayatovic
                                            Senior Vice President-
                                            Finance, Chief Financial
                                            Officer and Secretary
                                            (Duly Authorized and Principal
                                            Financial Officer)

                                EXHIBIT INDEX


Exhibit
Number                          Description                              Page
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


Exhibit
Number                         Description                           Page
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

10.1(c)       Third Amendment dated as of February 28, 1995, to
              Second Amended and Restated Credit Agreement dated as of January 29, 1993, by and among IDEX Corporation, as borrower and Bank of America Illinois (incorporated by reference to exhibit 10.1(c) to the Quarterly
              Report of IDEX on Form 10-Q for the quarter ended
              March 31, 1995, commission file number 1-10235).

10.2 Pledge Agreement, dated January 22, 1988, between IDEX and the Bank Agent (incorporated by reference to Exhibit No. 10.3 to Registration Statement on Form S-1 of IDEX Corporation, et al., Registration No. 33-21205, as filed on April 21, 1988).

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



Exhibit
Number                                Description                                        Page
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

10.4(b)         Second Amendment to Inter-Guarantor Agreement, dated as of
                October 24, 1994, by and among IDEX Corporation and the
                subsidiaries named therein (incorporated by reference to exhibit
                10.4(b) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, commission file number 1-10235).
**
10.5            Amended and Restated Employment Agreement between IDEX
                Corporation and Donald N. Boyce, dated as of January 22, 1988
                (incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation,
                Registration No. 33-28317, as filed on June 1, 1989).
**
10.5(a)         First Amendment to the Amended and Restated Employment
                Agreement between IDEX Corporation and Donald N. Boyce, dated as of January 13, 1993 (incorporated by reference to Exhibit 10.5(a)
                to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-10235).
**
10.5(b)         Second Amendment to the Amended and Restated Employment
                Agreement between IDEX Corporation and Donald N. Boyce, dated as of September 27, 1994 (incorporated by reference to exhibit
                10.5(b) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, commission file number 1-10235).
**
10.6            Amended and Restated Employment Agreement between IDEX
                Corporation and Wayne P. Sayatovic, dated as of January 22, 1988
                (incorporated by reference to Exhibit No. 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation,
                Registration No. 33-28317, as filed on June 1, 1989).
**
10.6(a)         First Amendment to the Amended and Restated Employment
                Agreement between IDEX Corporation and Wayne P. Sayatovic, dated as of January 13, 1993 (incorporated by reference to Exhibit
                10.7(a) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-10235).
**
10.6(b)         Second Amendment to the Amended and Restated Employment
                Agreement between IDEX Corporation and Wayne P. Sayatovic, dated as of September 27, 1994 (incorporated by reference to exhibit
                10.6(b) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, commission file number 1-10235).
**
10.7            Employment Agreement between IDEX Corporation and Frank J.
                Hansen dated as of August 1, 1994 (incorporated by reference to
                Exhibit No. 10.7 to the Quarterly Report of IDEX on Form 10-Q for
                the quarter ended September 30, 1994, Commission File No. 1-
                10235).

[CAPTION]

Exhibit
Number                                       Description                                        Page
-------                                      -----------                                        ----
**
  10.7(a)       First Amendment to the Employment Agreement between IDEX
                Corporation and Frank J. Hansen, dated as of September 27, 1994
                (incorporated by reference to exhibit 10.7(a) to the Annual Report of
                IDEX on Form 10-K for the fiscal year ending December 31, 1994, commission file number 1-10235).
**
  10.8          Employment Agreement between IDEX Corporation and Jerry N.
                Derck, dated as of September 27, 1994 (incorporated by reference to exhibit 10.8 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, commission file number 1-10235).
**
  10.9          Management Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.21 to Amendment No. 1 to the Registration
                Statement on Form S-1 of IDEX Corporation, Registration No. 33-
                28317, as filed on June 1, 1989).
**
  10.10         Form of Indemnification Agreement (incorporated by reference to
                Exhibit No. 10.23 to the Registration Statement on Form S-1 of IDEX
                Corporation, Registration No. 33-28317, as filed on April 26, 1989).
**
  10.11         Form of Shareholder Purchase and Sale Agreement (incorporated by reference to Exhibit No. 10.24 to Amendment No. 1 to the
                Registration Statement on Form S-1 of IDEX Corporation,
                Registration No. 33-28317, as filed on June 1, 1989).
**
  10.12         Revised Form of IDEX Corporation Stock Option Plan for Outside
                Directors (incorporated by reference to Exhibit No. 10.22(a) to Post-
                Effective Amendment No. 4 to the Registration Statement on Form
                S-1 of IDEX Corporation, et al., Registration No. 33-21205, as filed on March 2, 1990).
**
  10.13         Amendment to the IDEX Corporation Stock Option Plan for Outside
                Directors adopted by resolution of the Board of Directors dated as of
                January 28, 1992 (incorporated by reference to Exhibit 10.21(a) of the
                Annual Report of IDEX on Form 10-K for the fiscal year ended
                December 31, 1991, Commission File No. 1-10235).
**
  10.14         Non-Qualified Stock Option Plan for Non-Officer Key Employees of
                IDEX Corporation (incorporated by reference to Exhibit 10.15 to the
                Annual Report of IDEX on Form 10-K for the fiscal year ending
                December 31, 1992, Commission File No. 1-102351).
**
  10.15         Non-Qualified Stock Option Plan for Officers of IDEX Corporation
                (incorporated by reference to Exhibit 10.16 to the Annual Report of
                IDEX on Form 10-K for the fiscal year ending December 31, 1992,
                Commission File No. 1-102351).
**
  10.16         IDEX Corporation Supplemental Executive Retirement Plan
                (incorporated by reference to Exhibit 10.17 to the Annual Report of
                IDEX on Form 10-K for the fiscal year ending December 31, 1992,
                Commission File No. 1-102351).


Exhibit
Number                         Description                                 Page
-------                        -----------                                 ----
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

*27          Financial Data Schedule


------------------
 * Filed herewith.
** Management contract or compensatory plan or arrangement.