Form 10-Q
period 1995-09-30
IDEX CORP /DE/
filed 1995-11-08
CIK 832101

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ____________

                                   Form 10-Q

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  --- ----  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended September 30, 1995

                                       OR

  --------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to
                                           --------    --------
                         Commission file number 1-10235
                                                -------

                           IDEX Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  36-3555336
----------------------------------  -------------------------------------------
State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization                  Identification No.)


          630 Dundee Road
       Northbrook, Illinois                           60062
----------------------------------  -------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (708) 498-7070


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                --  --    ----
Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of November 6, 1995: 19,126,224 shares.

Documents Incorporated by Reference:  None.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      IDEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      ---------------------------------
                                (in thousands)

                                                      September 30,                December 31,
                                                           1995                         1994
                                                      -------------                ------------
                                                       (unaudited)
 ASSETS

  Current assets
   Cash and cash equivalents.................            $  3,227                    $  6,288
   Receivables - net.........................              64,040                      59,392
   Inventories...............................              91,796                      78,105
   Deferred taxes............................               6,071                       6,304
   Other current assets......................               2,664                       1,268
                                                         --------                    --------
    Total current assets.....................             167,798                     151,357
  Property, plant and equipment - net........              74,723                      66,241
  Intangible assets - net....................             165,323                     148,834
  Other noncurrent assets....................               4,207                       4,664
                                                         --------                    --------
     Total assets............................            $412,051                    $371,096
                                                         ========                    ========


 LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
   Trade accounts payable....................            $ 36,519                    $ 34,558
   Dividends payable.........................               2,677                       2,671
   Accrued expenses..........................              33,468                      32,121
                                                         --------                    --------
     Total current liabilities...............              72,664                      69,350
  Long-term debt.............................             179,061                     168,166
  Other noncurrent liabilities...............              17,455                      17,275
                                                         --------                    --------
     Total liabilities.......................             269,180                     254,791
                                                         --------                    --------


  Shareholders' equity
   Common stock, par value $.01 per share;
     Shares authorized: 50,000,000
     Shares issued and outstanding:
     1995:  19,125,474
     1994:  19,078,671.......................                 191                         191
   Additional paid-in capital................              85,781                      84,943
   Retained earnings.........................              59,227                      33,490
   Accumulated translation adjustment........              (2,328)                    ( 2,319)
                                                         --------                    --------
    Total shareholders' equity...............             142,871                     116,305
                                                         --------                    --------
     Total liabilities and shareholders'
      equity.................................            $412,051                    $371,096
                                                         ========                    ========



---------------
See Notes to Consolidated Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (In thousands, except per share amounts)



 For the Third Quarter Ended September 30,                1995                        1994
                                                          ----                        ----
                                                                  (unaudited)

 Net sales................................              $116,807                    $106,975
 Operating costs and expenses:
  Cost of sales...........................                71,910                      66,340
  Selling, general and administrative.....                23,414                      22,020
  Goodwill amortization...................                 1,114                         941
                                                         -------                     -------
 Income from operations...................                20,369                      17,674
 Other income - net.......................                   218                         197
 Interest expense.........................                 4,061                       3,982
                                                         -------                     -------
 Income before income taxes...............                16,526                      13,889
 Provision for income taxes...............                 5,845                       5,039
                                                         -------                     -------
 Net income...............................               $10,681                     $ 8,850
                                                         =======                     =======
 Earnings per common share................               $   .54                     $   .45
                                                         =======                     =======
 Weighted average common shares
 outstanding.............................                 19,841                      19,583
                                                         =======                     =======





---------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (In thousands, except per share amounts)



 For the Nine Months Ended September 30,                1995                    1994
                                                        ----                    ----
                                                                 (unaudited)

 Net sales................................             $360,590                $286,408
 Operating costs and expenses:
  Cost of sales...........................              221,447                 176,226
  Selling, general and administrative.....               72,029                  60,801
  Goodwill amortization...................                3,124                   2,175
                                                        -------                 -------
 Income from operations...................               63,990                  47,206
 Other income - net. .....................                  268                     402
 Interest expense.........................               11,668                   9,728
                                                        -------                 -------
 Income before income taxes...............               52,590                  37,880
 Provision for income taxes...............               18,828                  13,505
                                                        -------                 -------
 Net income...............................              $33,762                $ 24,375
                                                        =======                ========
 Earnings per common share................              $  1.71                $   1.25
                                                        =======                ========
 Weighted average common shares
 outstanding.............................                19,713                  19,551
                                                        =======                 =======





---------------
See Notes to Consolidated Financial Statements.

                      IDEX CORPORATION AND SUBSIDIARIES
                STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                (In thousands)



                                         Shareholders' Equity
                             --------------------------------------------


                                     Additional               Accumulated
                             Common   Paid-In     Retained    Translation
                             Stock    Capital     Earnings    Adjustment
                             ------  ----------  -----------  -----------


Balance:
 December 31, 1994........   $191      $84,943    $ 33,490     $(2,319)

Stock options exercised...                 838

Unrealized translation
 adjustment...............                                      (    9)

Cash dividends on common
 stock ($.42 per share)...                         ( 8,025)

Net income................                          33,762
                             ----      -------    --------     -------
Balance:
 September 30, 1995.......   $191      $85,781    $ 59,227     $(2,328)
 (unaudited)                 ====      =======    ========     =======




---------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In thousands)

 For the Nine Months Ended September 30,                            1995                1994
                                                                    ----                ----
                                                                          (unaudited)
 Cash Flows From Operating Activities:
  Net income........................................              $ 33,762            $ 24,375
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation.....................................                 8,616               7,390
   Amortization of intangibles......................                 3,963               2,830
   Amortization of debt issuance expenses...........                   467                 478
   Increase in receivables..........................               ( 1,061)            ( 8,186)
   (Increase) decrease in inventories...............               (10,312)                269
   Increase in trade accounts payable...............                   785               4,123
   Increase (decrease) in accrued expenses..........                   225             ( 1,710)
   (Increase) decrease in deferred taxes............                   232             ( 1,663)
   Other transactions - net.........................               (   108)                933
                                                                   -------              ------
    Net cash flows from operating activities........                36,569              31,627
                                                                   -------              ------
 Cash Flows From Investing Activities:
  Additions to property, plant and equipment........               ( 9,601)            ( 6,910)
  Acquisition of business (net of cash acquired)....               (32,905)            (91,553)
                                                                   -------             -------
   Net cash flows from investing activities.........               (42,506)            (98,463)
                                                                   -------             -------
 Cash Flows From Financing Activities:
  Dividends paid....................................               ( 8,019)
  Net borrowings of long-term debt..................                12,500              68,000
  Decrease in accrued interest......................               ( 1,605)            (   962)
                                                                   -------             -------
   Net cash flows from financing activities.........                 2,876              67,038
                                                                   -------             -------

 Net increase (decrease) in cash....................               ( 3,061)                202
 Cash and cash equivalents at beginning of period...                 6,288               3,513
                                                                   -------             -------
 Cash and cash equivalents at end of period.........              $  3,227            $  3,715
                                                                   =======            ========

                Supplemental Disclosure of Cash Flow Information

 Cash paid during the period for:

  Interest..........................................              $ 12,621            $ 10,022
  Taxes (including foreign).........................                16,859              10,926





---------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Acquisition

     Pursuant to the requirements of the Securities and Exchange Commission, the January 22, 1988 Acquisition of the initial six businesses comprising IDEX Corporation ("IDEX" or the "Company") was not accounted for as a purchase transaction. Consequently, the accounting for the acquisition does not reflect any adjustment of the carrying value of the assets and liabilities to their fair values at the time of the acquisition. Accordingly, the shareholders' equity of IDEX at September 30, 1995 and December 31, 1994 includes a charge of $96.5 million, which represents the excess of the purchase price over the book value of the subsidiaries purchased at the date of the acquisition.

2.(a) Significant Accounting Policies

     In the opinion of management, the unaudited information presented as of September 30, 1995 and for the third quarter and nine months ended September 30, 1995 and 1994 reflects all adjustments necessary, which consist only of normal recurring adjustments, for a fair presentation of the interim periods.

  (b) Earnings Per Share

     Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method.

3.   Inventories

     The components of inventories as of September 30, 1995 and December 31, 1994 were: (000's omitted)

                                             September 30,  December 31,
                                                 1995           1994
                                             ------------   ------------

 Inventories
    Raw materials and supplies                $12,543          $ 9,430
    Work in process                            10,780           10,648
    Finished goods                             68,473           58,027
                                              -------          -------

     Totals                                   $91,796          $78,105
                                              =======          =======

     Those inventories which were carried on a LIFO basis amounted to $49,256 and $41,499 at September 30, 1995 and December 31, 1994, respectively. The excess of current cost over LIFO inventory value and the impact on earnings of using the LIFO method are not material.

4.   Common and Preferred Stock

     All share and per-share data has been restated to reflect the three-for-two stock split effected in the form of a 50% dividend paid in January 1995.

     The Company had five million shares of preferred stock authorized but unissued at September 30, 1995 and December 31, 1994.

5.  Acquisitions

     On May 2, 1995 IDEX acquired the net assets of Micropump Corporation, a leading producer of very small magnetically driven gear pumps used in a variety of industrial, medical and technical applications where extremely accurate but very low flow output is necessary. With headquarters and principal manufacturing facilities in Vancouver, Washington, Micropump also has operations in St. Neots, England. Micropump's annual sales are in the $25 million range. This acquisition was financed through a $33 million borrowing under IDEX's bank revolving credit agreement (the "Domestic Credit Agreement").

     On October 2, 1995 IDEX acquired the outstanding stock of LUKAS Hydraulik GmbH, located in Erlangen, Germany, for the equivalent of approximately $35 million. LUKAS is a leading European manufacturer of emergency rescue tools, railroad rerailing equipment and specialty hydraulic devices used in a variety of worldwide markets, including fire and rescue, transportation, construction, and process industries. The acquisition was financed through borrowings under a new DM 52.5 million credit facility (the "German Credit Agreement") entered into by LUKAS and guaranteed by IDEX effective October 2, 1995. The availability under the German Credit Agreement declines in stages from DM 52.5 million to DM 31.3 million at November 1, 2000. Interest is payable quarterly on the outstanding balance at LIBOR plus 100 basis points.

     The Micropump acquisition was accounted for using the purchase method of accounting as will the LUKAS acquisition when it is recorded in October. These acquisitions are not material to the financial position or results of operations of IDEX either individually or in the aggregate, and therefore, proforma financial data is not presented.

               Company and Business Group Financial Information
                                (000's omitted)


For the Third Quarter Ended September 30,       1995          1994
                                                ----          ----
                                                   (unaudited)
 Fluid Handling Group (1)
  Net sales...............................    $ 85,130    $ 77,433
  Income from operations..................      16,649      15,015
  Operating margin........................        19.6%       19.4%
  Depreciation and amortization (3).......    $  3,561    $  3,149
  Capital expenditures....................       1,439       1,258


 Industrial Products Group (1)
  Net sales...............................    $ 31,739    $ 29,594
  Income from operations..................       5,328       4,617
  Operating margin........................        16.8%       15.6%
  Depreciation and amortization (3).......    $    785    $    784
  Capital expenditures....................       2,644       1,447


 Company (2)
  Net sales...............................    $116,807    $106,975
  Income from operations..................      20,369      17,674
  Operating margin........................        17.4%       16.5%
  Depreciation and amortization (3).......    $  4,361    $  3,949
  Capital expenditures....................       4,062       2,716



  (1) Income from operations excludes net unallocated corporate operating expenses.

  (2) Includes the operations of the two business groups in addition to corporate operating expenses and inter-group eliminations.

  (3) Excludes amortization of debt issuance expenses, which are classified as interest expense in the statements of consolidated operations.

               Company and Business Group Financial Information
                               (000's omitted)



For the Nine Months Ended September 30,         1995            1994
                                                ----            ----
                                                    (unaudited)
 Fluid Handling Group (1)
  Net sales...............................    $258,083        $197,251
  Income from operations..................      53,317          39,598
  Operating margin........................        20.7%           20.1%
  Depreciation and amortization (3).......    $ 10,186        $  7,902
  Capital expenditures....................       5,038           4,522


 Industrial Products Group (1)
  Net sales...............................    $102,769        $ 89,379
  Income from operations..................      17,040          13,328
  Operating margin........................        16.6%           14.9%
  Depreciation and amortization (3).......    $  2,348        $  2,276
  Capital expenditures....................       4,563           2,327


 Company (2)
  Net sales...............................    $360,590        $286,408
  Income from operations..................      63,990          47,206
  Operating margin........................        17.7%           16.5%
  Depreciation and amortization (3).......    $ 12,579        $ 10,220
  Capital expenditures....................       9,601           6,910



  (1) Income from operations excludes net unallocated corporate operating expenses.

  (2) Includes the operations of the two business groups in addition to corporate operating expenses and inter-group eliminations.

  (3) Excludes amortization of debt issuance expenses, which are classified as interest expense in the statements of consolidated operations.

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

    IDEX achieved record third quarter and September year-to-date sales, net income and earnings per common share in 1995.

    IDEX expects modest improvements in worldwide industrial activity during the next few quarters and has seen signs of renewed order activity following the slower growth of the summer months. IDEX believes its fourth quarter results are likely to be in the same range as the third quarter and a record year is expected for 1995. IDEX businesses, while heavily dependent on incoming orders, serve a broad cross section of industry with relatively low-priced, proprietary products. Management believes that these facts, together with the Company's leading market positions in its businesses, augur well for the future. IDEX expects to continue it's improvement in sales and earnings in 1996, emphasizing international development, market development, new product introductions and strategic acquisitions.

Results of Operations

     For purposes of this discussion and analysis section, reference is made to the tables set forth on the preceding pages 8 and 9 and the Company's Statements of Consolidated Operations included in the Financial Statement section. IDEX consists of two business segments: Fluid Handling and Industrial Products.

    All share and per share data has been restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend in January 1995.

Performance in the Third Quarter Ended September 30, 1995 Compared to 1994

    Sales, net income and earnings per common share established records for the third quarter ended September 30, 1995. Incoming orders were only slightly above the comparable prior year quarter as a 4% decline in base business bookings was offset by orders received by Micropump, a business acquired in May 1995.

    Third quarter 1995 consolidated net sales of $116.8 million increased $9.8 million, or 9%, from the comparable period in 1994 with shipments in base businesses improving by 4% and Micropump accounting for the other 5% of sales gain. Fluid Handling Group sales of $85.1 million increased $7.7 million, or 10%, with 7% of the increase due to the inclusion of Micropump and 3% reflecting increased sales of base businesses in the Group. Sales in the Industrial Products Group of $31.7 million increased $2.1 million, or 7%, due to increased demand.

    Income from operations increased 15% to $20.4 million in the third quarter of 1995 from $17.7 million in the third quarter of 1994. In the Fluid Handling Group, income from operations increased 11% to $16.6 million in the third quarter of 1995 from $15.0 million in the comparable 1994 quarter. Operating margins for the Group increased slightly to 19.6% in the current quarter from 19.4% in the same quarter a year ago. Income from operations in the Industrial Products Group of $5.3 million and operating margins of 16.8% in the third quarter of 1995 were higher than income from operations of $4.6 million and operating margins of 15.6% in the comparable quarter of 1994 primarily due to volume-related improvements.

    Interest expense at $4.1 million was virtually unchanged from the third quarter of the prior year.

    The provision for income taxes increased to $5.8 million in the third
quarter of 1995 from $5.0 million in the third quarter of 1994.   The effective
tax rate increased slightly to 35.4% in the current quarter from 35.0% a year ago.

    Net income of $10.7 million in the third quarter of 1995 was 21% higher than the $8.9 million recorded in the 1994 period. Earnings per common share amounted to $.54 in the current quarter, up 20% from the $.45 recorded in the third quarter of 1994.

Performance in the Nine Months Ended September 30, 1995 Compared to 1994

    Sales, net income and earnings per common share were at record levels in the nine months ended September 30, 1995. New orders received in this period were about $2 million less than shipments, and IDEX ended September with a very typical 1.6 months' sales in backlog.

    Nine month 1995 consolidated net sales of $360.6 million increased $74.2 million, or 26%, from the comparable period in 1994, with sales improvements in the Company's base businesses accounting for approximately half of the rise and acquisitions accounting for the other half. Fluid Handling Group sales of $258.1 million increased $60.8 million, or 31%, with about two-thirds of the increase due to the inclusion of recently acquired businesses and the other third resulting from improved sales activity in base businesses. Sales in the Industrial Products Group of $102.8 million increased $13.4 million, or 15%, due to increased demand.

    Income from operations increased 36% to $64.0 million in the first three quarters of 1995 from $47.2 million in the same period of 1994. In the Fluid Handling Group, September year to date income from operations increased 35% to $53.3 million from $39.6 million in the comparable 1994 period as operating margins improved to 20.7% from 20.1%. The margin change resulted principally from improvement at base business units which was partially offset by somewhat lower margins in recently acquired businesses and whose margins are further affected by purchase accounting adjustments. Year to date income from operations in the Industrial Products Group of $17.0 million and operating margins of 16.6% in 1995 were sharply higher than income from operations of $13.3 million and operating margins of 14.9% recorded in the comparable period of 1994 due to volume-related improvements.

    Interest expense increased to $11.7 million in the first nine months of 1995 from $9.7 million in the comparable 1994 period principally due to increased borrowings under the Domestic Credit Agreement for the acquisition of Hale Products and Micropump.

    The provision for income taxes increased to $18.8 million in the three quarters of 1995 from $13.5 million in the comparable period of 1994. The effective tax rate increased slightly to 35.8% this year from 35.3% a year ago primarily due to the non-deductibility of goodwill amortization associated with the 1994 purchase of Hale Products.

    September 1995 year to date net income of $33.8 million was 39% higher than the $24.4 million recorded in the 1994 period. Earnings per common share amounted to $1.71 in the current nine months, up 37% from the $1.25 recorded in 1994.

Liquidity and Capital Resources

    On September 30, 1995, IDEX's working capital was $95.1 million and its current ratio was 2.3 to 1. Internally generated funds were adequate to fund capital expenditures of $9.6 million and $6.9 million for the nine months ended September 30, 1995 and 1994, respectively. These expenditures were primarily for machinery and equipment acquired to improve productivity, with a portion for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term. During the nine months ended September 30, 1995 and 1994, depreciation and amortization expense, excluding amortization of debt issuance expenses, was $12.6 million and $10.2 million, respectively.

    On May 2, 1995 IDEX acquired the net assets of Micropump Corporation, a leading producer of very small magnetically driven gear pumps used in a variety of industrial, medical and technical applications where extremely accurate but very low flow output is necessary. With headquarters and principal manufacturing facilities in Vancouver, Washington, Micropump also has operations in St. Neots, England. Micropump's annual sales are in the $25 million range. This acquisition was financed through a $33 million borrowing under IDEX's Domestic Credit Agreement.

    On October 2, 1995 IDEX acquired the outstanding stock of LUKAS Hydraulik GmbH, located in Erlangen, Germany, for the equivalent of approximately $35 million. LUKAS is a leading European manufacturer of emergency rescue tools, railroad rerailing equipment and specialty hydraulic devices used in a variety of worldwide markets, including fire and rescue, transportation, construction, and process industries. The acquisition was financed through borrowings under a new DM 52.5 million credit facility (the "German Credit Agreement") entered into by LUKAS and guaranteed by IDEX effective October 2, 1995. The availability under the German Credit Agreement declines in stages from DM 52.5 million to 31.3 million at November 1, 2000. Interest is payable quarterly on the outstanding balance at LIBOR plus 100 basis points.

    At September 30, 1995, the maximum amount available under the Domestic Credit Agreement was $150 million, of which $103 million was being used. The availability under the Domestic Credit Agreement is scheduled to decline in stages from $150 million to $135 million at December 31, 1995, to $115 million at December 31, 1996, and to $100 million at December 31, 1997. Any amount outstanding at September 30, 1999 becomes due at that date. Interest is payable quarterly on the outstanding balance at the Bank Agent's reference rate, or at rates applicable to certain dollar deposits in the interbank Eurodollar market plus 75 basis points.

    IDEX believes it will generate sufficient cash flow from operations to meet its operating requirements, interest and scheduled amortization payments,prior to maturity,under its Domestic and German Credit Agreements, interest and principal payments on its 9-3/4% Senior Subordinated Notes, approximately $15 million of expected aggregate capital expenditures in 1995 and $11 million of annual dividend payments to holders of common stock. From commencement of operations in January, 1988 until September 30, 1995, IDEX borrowed $240 million under the Domestic Credit Agreement to complete eight acquisitions. During this same period, IDEX generated, principally from operations, cash flow of $227 million to reduce its indebtedness. In the event that suitable businesses or assets are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.


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





                                 IDEX CORPORATION





November 6, 1995                               /s/Wayne P. Sayatovic
                                                  ------------------------------
                                                  Wayne P. Sayatovic
                                                  Senior Vice President-
                                                  Finance, Chief Financial
                                                  Officer and Secretary
                                                  (Duly Authorized and Principal
                                                  Financial Officer)

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

Exhibit
Number                                        Description                                                     Page
-------                                       -----------                                                     ----
10.1(b)            Second Amendment dated as of October 24, 1994, to Second Amended and
                   Restated Credit Agreement dated as of January 29, 1993, by and among IDEX
                   Corporation, as borrower and Bank of America Illinois (formerly known as
                   Continental Bank N.A.), as a Bank and as agent, and the other banks signatory thereto (incorporated by reference to exhibit 10.1(b) to the
                   Annual Report of IDEX on Form 10-K for the fiscal year ending December 31,
                   1994, Commission File No. 1-10235).

10.1(c)            Third Amendment dated as of February 28, 1995, to Second Amended and
                   Restated Credit Agreement dated as of January 29, 1993, by and among IDEX
                   Corporation, as borrower and Bank of America Illinois (incorporated by reference to exhibit 10.1(c) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1995, Commission File No. 1-10235).

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

10.3(c)            Guaranty Agreement, dated October 24, 1994, executed by Hale Products,
                   Inc. in favor of the Bank Agent (incorporated by reference to exhibit
                   10.3(c) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, Commission File No. 1-10235).

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

Exhibit
Number                                        Description                                                     Page
-------                                       -----------                                                     ----

10.4(b)            Second Amendment to Inter-Guarantor Agreement, dated as of October 24,
                   1994, by and among IDEX Corporation and the subsidiaries named therein
                   (incorporated by reference to exhibit 10.4(b) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, Commission File
                   No. 1-10235).


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

**10.5(b)          Second Amendment to the Amended and Restated Employment Agreement between
                   IDEX Corporation and Donald N. Boyce, dated as of September 27, 1994
                   (incorporated by reference to exhibit 10.5(b) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, Commission File
                   No. 1-10235).


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

**10.6(b)          Second Amendment to the Amended and Restated Employment Agreement between
                   IDEX Corporation and Wayne P. Sayatovic, dated as of September 27, 1994
                   (incorporated by reference to exhibit 10.6(b) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, Commission File
                   No. 1-10235).

**10.7             Employment Agreement between IDEX Corporation and Frank J. Hansen dated as of August 1, 1994 (incorporated by reference to Exhibit No. 10.7 to the
                   Quarterly Report of IDEX on Form 10-Q for the quarter ended September 30,
                   1994, Commission File No. 1-10235).

**10.7(a)          First Amendment to the Employment Agreement between IDEX Corporation and
                   Frank J. Hansen, dated as of September 27, 1994 (incorporated by reference to exhibit 10.7(a) to the Annual Report of IDEX on Form 10-K for the
                   fiscal year ending December 31, 1994, Commission File No. 1-10235).

Exhibit
Number                                        Description                                                     Page
-------                                       -----------                                                     ----
**10.8             Employment Agreement between IDEX Corporation and Jerry N. Derck, dated as of September 27, 1994 (incorporated by reference to exhibit 10.8 to the
                   Annual Report of IDEX on Form 10-K for the fiscal year ending December 31,
                   1994, Commission File No. 1-10235).

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