Form 10-K405
period 1995-12-31
IDEX CORP /DE/
filed 1996-02-29
CIK 832101

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ___________________

                                  FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

                       Commission file number 1-10235

                              IDEX CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant As Specified in Its Charter)

          Delaware                                              36-3555336
--------------------------------------------          ---------------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
           or organization)

                              630 Dundee Road
                              Northbrook, Illinois                  60062
                   ----------------------------------------       ----------
                   (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (847) 498-7070


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE ON WHICH
              TITLE OF EACH CLASS                                                   REGISTERED
              -------------------                                          ------------------------------
       common stock, par value $.01 per share                                 New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No ______

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

         The aggregate market value of the voting stock held by nonaffiliates of IDEX Corporation as of February 28, 1996 was $447,758,941.

         The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of February 28, 1996 was 19,145,093.



                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 1995 annual report to shareholders of IDEX Corporation (the "1995 Annual Report") are incorporated by reference into Parts I and II of this Form 10-K and portions of the definitive Proxy Statement of IDEX Corporation (the "1996 Proxy Statement") with respect to the 1996 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I


ITEM 1.  BUSINESS.

         IDEX Corporation ("IDEX" or the "Company") designs, manufactures and markets a broad range of fluid handling and industrial products serving a diverse customer base in the U.S. and internationally. IDEX competes with relatively few major manufacturers in most of its markets, and believes that each of its eleven principal subsidiaries ( the "Subsidiaries") has a significant domestic market share in its principal product area. The Company manufactures proprietary products of its own design with an engineering content. Generally, all of the Company's businesses compete on the basis of performance, quality, service and price.

FLUID HANDLING GROUP

         The Fluid Handling Group, which in 1995 accounted for 71% of the Company's total sales, manufactures a wide variety of industrial pumps and controls, fire-fighting pumps and rescue tools, lubrication systems and low-horsepower compressors. In 1995, approximately 33% of this Group's sales were to customers outside the U.S. The seven business units comprising this Group are described below.

         CORKEN. Corken, headquartered in Oklahoma City, Oklahoma, produces low-horsepower compressors, vane and turbine pumps and valves used for the transfer of liquefied petroleum gas ("LPG"), compressed natural gas, and other gaseous substances.

         Management believes Corken has approximately 50% of the market for pumps and small-horsepower compressors used in LPG distribution. Its principal competitor in this market is the Blackmer division of Dover Corporation. Corken faces many significant competitors in the industrial (non-LPG distribution) segment of its business. Most of Corken's sales are made through domestic and international distributors which incorporate Corken's products in engineered packages sold to ultimate users. Repair and after-market sales account for approximately 40% of Corken's total sales volume. Shipments outside the U.S. represent approximately 40% of Corken sales.

         HALE PRODUCTS. Hale Products, acquired by IDEX in May 1994, has its headquarters and a manufacturing facility in Conshohocken, Pennsylvania. It also has production facilities in Shelby, North Carolina; St. Joseph, Tennessee; and Warwick, England; and service and distribution centers in Dieburg, Germany and Singapore. Hale's presence in Europe was enhanced with the October 1995 acquisition for $35 million of Lukas Hydraulik GmbH ("Lukas") of Erlangen, Germany. Lukas is the leading European manufacturer of rescue tools and also produces railroad rerailing equipment and other hydraulic devices.

         Hale Products is the world's leading manufacturer of truck-mounted fire-fighting pumps and manufactures a wide range of portable, mobile and freestanding pumping units. Hale also is the world's leading manufacturer of rescue tool systems with the Hurst Jaws of Life(R) and Lukas rescue systems. It is estimated to have a worldwide market share for truck-mounted fire-fighting pumps and rescue tools in excess of 50%. Hale's principal competitor in the U.S. truck-mounted fire-fighting pump market is the Waterous Company, a subsidiary of American Cast Iron Pipe Company.

         Sales of Hale's truck-mounted fire-fighting pumps are made directly to manufacturers of fire trucks, while portable pumps and rescue tools are generally sold through independent distributors. Approximately 40% of Hale's sales are to customers outside the U.S.

         LUBRIQUIP. Lubriquip is headquartered in Warrensville Heights, Ohio and also has manufacturing plants in McKees Rocks, Pennsylvania, and Madison, Wisconsin and sales offices in Antwerp, Belgium and Singapore. Its products include a wide range of centralized oil and grease lubrication systems and force-feed lubricators marketed under the Trabon, Manzel, Grease Jockey, Kipp and OPCO trademarks for use in general industrial and transportation applications. Lubriquip offers a wide variety of customized systems using selected standard components to meet specific customer requirements. Lubriquip is subject to competition from several companies in both the domestic and international markets; however, management estimates that Lubriquip is the largest U.S. producer of such systems with approximately one-third of the domestic market for centralized lubricating systems.

         Lubriquip's system components include pumps and pump packages for pneumatic, mechanical, electric and hydraulic operations; metering devices, electronic controllers, monitors and timers, and accessories. These systems are sold through independent distributors to a wide range of industrial markets, including machine tools (both automotive and general purpose), chemical processing, construction equipment, food processing machinery, engine and compressor, railroad, and over-the-road truck industries. Lubriquip's products are available worldwide through over 100 independent distributors, with international sales representing approximately 20% of total shipments. Through these networks, Lubriquip also provides an extensive support system of application engineering, service and repair parts for its products.

         MICROPUMP. Micropump, acquired by IDEX in May 1995 for $33 million, has its headquarters and principal manufacturing facilities in Vancouver, Washington, and also has operations in St. Neots, England.

         Micropump, the leader in corrosion-resistant, magnetically-driven miniature pump technology with an estimated 40% market share, is subject to competition from several companies. Its products include pumps and fluid management systems for low-flow abrasive and corrosive applications such as inks, dyes, solvents, chemicals, petrochemicals, acids, and chlorides. Micropump products are used in a variety of industries including chemical processing, laboratory, medical, printing, electronics, pulp and paper, water treatment and textiles. Management estimates that 45% of Micropump's sales are to customers outside the U.S.

         PULSAFEEDER. Pulsafeeder has its headquarters and a manufacturing facility in Rochester, New York. It also manufactures products in Punta Gorda, Florida, and Muskogee, Oklahoma, and has sales offices in Singapore and Beijing, China. Pulsafeeder designs and markets a wide range of metering pumps and controls. These products precisely regulate the flow of liquids in mixing and blending applications. Primary markets served are water and wastewater treatment, chemical and hydrocarbon processing, food processing, and warewash institutional.

         Pulsafeeder products are grouped into three categories: engineered pumps, standard pumps and electronic controls. Engineered pumps, designed and manufactured in Rochester, New York, include positive displacement, hydraulically-actuated diaphragm pumps used in precise metering applications in such industries as electric/gas utilities, chemical processing, petroleum refining and pharmaceuticals, as well as specialty pumps targeted at niche markets, including pumps designed to handle highly corrosive chemicals. Standard pumps, manufactured in Punta Gorda, Florida, represent a growing portion of Pulsafeeder's business, and include metering pumps designed for water treatment and water conditioning applications. Electronic controls, manufactured in Muskogee, Oklahoma, are of advanced microprocessor-based design, and are used to control the chemical composition of fluids being pumped, including such applications as recirculating systems for cooling towers and boilers, and in the water treatment market.

         Pulsafeeder pumps are sold through an extensive network of company sales personnel and independent representatives. Management believes that Pulsafeeder has approximately 40% of the domestic market for metering pumps used in the process industries and water treatment markets. Approximately 25% of its sales are outside of the U.S. Pulsafeeder's principal competitor is Milton Roy, a unit of Sundstrand Corporation.

         VIKING PUMP. Viking Pump, headquartered in Cedar Falls, Iowa, is the largest business unit in the Company's Fluid Handling Group and is one of the world's largest producers of positive displacement rotary gear pumps (Viking's main product) and spur gear pumps. Management believes that Viking pumps, which are classified as rotary gear pumps, represent approximately 35% of the domestic rotary gear pump market. Viking's principal rotary pump competitors are Roper Industries and the Blackmer division of Dover Corporation. Viking's other products include rotary lobe and metering pumps, speed reducers, flow dividers and basket-type line strainers.

         Viking pumps are used by numerous industries such as the chemical, petroleum, food, pulp and paper, machinery and construction industries. Viking is not dependent on any one industry for a substantial percentage of its sales. Sales of Viking pumps and replacement parts are made through approximately 100 independent distributors and directly to original equipment manufacturers. Approximately 35% of Viking's sales occur outside of the U.S. In addition to its facilities in Cedar Falls, Iowa, Viking also maintains manufacturing facilities in Eastbourne, England; Windsor, Ontario, Canada; Shannon, Ireland; and has sales offices in Alphen, Netherlands; Singapore; Toronto, Ontario, Canada; and Beijing, China.

         Viking operates two foundries in Cedar Falls, Iowa which supply a majority of Viking's castings requirements. In addition, these foundries sell a variety of castings to outside customers.

         WARREN RUPP. Warren Rupp is a producer of air-operated and motor-driven double-diaphragm pumps, generally sold under the SandPIPER tradename. This business unit is headquartered in Mansfield, Ohio and has a distribution and assembly facility in Shannon, Ireland to serve the European market and a sales office in Singapore. Warren Rupp's principal competitor is Wilden Pump and Engineering Co. Management believes that Warren Rupp has approximately one-third of the domestic market for air-operated double-diaphragm pumps.

         Warren Rupp's pumps are well suited for pumping liquids, slurries and solids in suspension. Its pump models are made from cast iron, stainless steel and non-metallic composites to meet requirements to pump various types of material. End-user markets include the paint, chemical, mining, construction, and automotive service industries. Warren Rupp pumps are sold through a network of independent distributors and directly to a small number of original equipment manufacturers. Sales outside of the U.S. represent approximately 45% of Warren Rupp sales.

 INDUSTRIAL PRODUCTS GROUP

         The Industrial Products Group, which in 1995 accounted for 29% of the Company's total sales, manufactures sheet metal fabricating equipment and tooling, stainless steel banding and clamping devices, vibration control devices, and sign-mounting products and systems. In 1995, approximately 38% of this Group's sales were to customers outside the U.S. The four business units comprising this Group are described below.

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

          Management believes that Band-It has approximately 50% of the domestic market for quality stainless steel bands and buckles; however, it is subject to competition from several companies in both the domestic and international markets. Band-It markets its products domestically and internationally. It has manufacturing and distribution facilities in Staveley, England and in Singapore to serve the European and Pacific Basin markets. International sales account for approximately 50% of Band-It's sales. Its products are sold through a worldwide network of nearly 4,000 distributors to a wide range of markets, including the transportation, utilities, mining, oil and gas, industrial maintenance, construction, communication and electronics industries.

         SIGNFIX. Signfix has its headquarters and a manufacturing facility near Bristol, England with another manufacturing facility in Tipton, England. Signfix also has a distribution facility in Germany.

         Signfix, the leading U.K.-based manufacturer of sign-mounting devices and related equipment with an estimated 45% U.K. market share, is subject to competition from several companies. Signfix products include road, traffic and commercial sign-mounting systems and stainless steel bands and clamps for various municipal, commercial and industrial applications. Management estimates that 20% of Signfix sales are to customers outside the U.K.

         STRIPPIT. Strippit, headquartered in Akron, New York, with sales and service offices in Swindon, England; Paris, France; Singapore and Beijing, China, is the largest business unit in the Company's Industrial Products Group and is a manufacturer of a broad range of sheet metal fabricating equipment and tooling. Strippit produces equipment which incorporates a high proportion of state-of-the-art technology and has numerous active patents in machine tool technology, none of which is individually material to its operations. Strippit's products include single station semi-automatic fabricators; advanced computer-controlled turret punching machines (including models with plasma arc or laser cutting heads); punches, dies and related tooling items; load/unload systems for use in conjunction with Strippit's equipment; and hand-operated metal forming machines for use in industries which utilize light gauges of sheet metal. Strippit also is a distributor of Burgmaster metal-cutting machines and parts. Strippit's products are sold through a combination of direct sales, and independent distributors and agents to a large and diverse customer base, including customers in the electronics, office, farm and hospital equipment markets. Approximately 30% of Strippit's total sales are to customers outside the U.S.

         Strippit is one of the largest domestic producers of its type of metal fabricating equipment, and management believes it has approximately 30% of the domestic market for numerically controlled punching machines. Its principal competitor, U.S. Amada, Ltd., is a Japanese firm which, based on its combined domestic production and imports, is currently believed to have a somewhat larger share of the numerically controlled punching machine market in the U.S.

         VIBRATECH. Vibratech, headquartered in Alden, New York, produces a broad line of engineered long-life mechanical energy absorption devices, providing vibration and motion control for transportation equipment, machinery manufacturers and other users. Vibratech's three major product lines are: viscous torsional vibration dampers used primarily for heavy duty diesel and high-horsepowered motorsport engines and transmissions; fluid and friction ride control products for rail, truck and vehicle manufacturers; and specialized aircraft vibration and motion control dampers. The largest portion of its sales are made directly to original equipment manufacturers who also service the replacement parts market.

         Vibratech's principal competitor in the viscous torsional vibration damper market for heavy duty diesel engines is a U.K. based subsidiary of Cummins Engine, Inc., which serves the damper requirements of Cummins Engine in the U.S. market. Management believes that Vibratech has approximately 40% of the domestic market for viscous torsional vibration dampers, including that portion serviced by captive producers. Sales outside the U.S. are approximately 10% of Vibratech's total sales.

GENERAL ASPECTS APPLICABLE TO THE COMPANY'S BUSINESS GROUPS

         EMPLOYEES. At December 31, 1995, IDEX had 3,233 employees, of which approximately one-third were represented by labor unions with various contracts expiring through February 2000. Management believes that its relationship with employees is generally good. While no assurances can be given, management believes that the Company will be able to satisfactorily renegotiate its collective bargaining agreements.

         SUPPLIERS. IDEX manufactures many of the parts and components used in its products. Substantially all materials, parts and components purchased by IDEX are available from multiple sources.

         INVENTORY AND BACKLOG. Backlogs do not have material significance in either of the Company's business segments. The Company regularly and systematically adjusts production schedules and quantities based on the flow of incoming orders. While total inventory levels may also be affected by changes in orders, the Company generally tries to maintain relatively stable inventory levels based on its assessment of the requirements of the various industries served.

         SEGMENT INFORMATION. For segment financial information for the years 1995, 1994 and 1993 see the table presented on page 17 under "Management's Discussion and Analysis of Financial Condition and Results of Operations," as set forth in the 1995 Annual Report and incorporated herein by reference, and
Note 12 of the Notes to Consolidated Financial Statements on page 28 of the 1995 Annual Report, which is incorporated herein by reference.

         EXPORTS. For export information for the years 1995, 1994 and 1993, see Note 12 of the Notes to Consolidated Financial Statements on page 28 of the 1995 Annual Report, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names of the executive officers of the Company, their ages, the positions and offices with the Company held by them, and their business experience during the past 5 years.

                                                            Position with IDEX and
Name                                                        Business Experience
----                                                        -------------------
Donald N. Boyce (Age 57)                        Chairman of the Board, President and Chief Executive
                                                Officer since prior to January 1991.

Frank J. Hansen (Age 54)                        Senior Vice President - Operations and Chief Operating Officer since
                                                August 1994; Vice President - Group Executive from January 1993 to July
                                                1994; President of Viking Pump, Inc. from prior to January 1991 to July
                                                1994.

Wayne P. Sayatovic (Age 50)                     Senior Vice President - Finance, Chief Financial Officer and Secretary
                                                since August 1994; Vice President - Finance, Chief Financial Officer and
                                                Secretary from January 1992 to July 1994; Vice President, Treasurer and
                                                Secretary from prior to January 1991 to December 1991.

Mark W. Baker (Age 48)                          Vice President - Group Executive since August 1994; President of
                                                Lubriquip, Inc. from prior to January 1991 to August 1994.

Jerry N. Derck (Age 49)                         Vice President - Human Resources since November 1992; Vice President -
                                                Human Resources, North America of Tupperware Corporation, a subsidiary of Premark International from prior to January 1991 to October 1992.

P. Peter Merkel, Jr. (Age 62)                   Vice President - Group Executive since October 1995; President of
                                                Band-It-IDEX, Inc. from prior to January 1991 to October 1995.

Wade H. Roberts, Jr. (Age 49)                   Vice President - Group Executive since January 1993; President of Hale
                                                Products, Inc. since May 1994; President of Strippit, Inc. from prior to
                                                January 1991 to April 1994.

Clinton L. Kooman (Age 52)                      Controller since November 1995; Assistant Controller of Manufacturing
                                                Accounting from prior to January 1991 to November 1995.

Douglas C. Lennox (Age 43)                      Treasurer since November 1995; Vice President - Controller of Lubriquip,
                                                Inc. from April 1991 to October 1995; Assistant Corporate Controller -
                                                Financial Accounting from prior to January 1991 to March 1991.

        The Company's executive officers are elected at a meeting of the Board of Directors immediately following the annual meeting of shareholders, and they serve until the next annual meeting of the Board, or until their successors are duly elected.

ITEM 2.         PROPERTIES.

        The Company's executive offices occupy approximately 10,000 square feet of leased space in Northbrook, Illinois. The Company's principal manufacturing facilities are listed below and are considered to be suitable and adequate for their operations. Management believes that utilization of manufacturing capacity ranges from 50% to 80% in each facility.


                              FLUID HANDLING GROUP

                                                                                       APPROXIMATE
                                                                                          AREA       OWNED OR
LOCATION                                                                               (IN SQ. FT.)   LEASED
--------                                                                               ------------  --------
Corken
         Oklahoma City, Oklahoma  . . . . . . . . . . . . . . . . . . . . . . . . .        67,000      Leased
Hale
         Conshohocken, Pennsylvania . . . . . . . . . . . . . . . . . . . . . . . .       148,000      Owned
         Shelby, North Carolina . . . . . . . . . . . . . . . . . . . . . . . . . .        39,000      Owned
         St. Joseph, Tennessee  . . . . . . . . . . . . . . . . . . . . . . . . . .        34,000      Owned
         Warwick, England . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        61,000      Owned
         Erlangen, Germany  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       127,000      Owned
         Dieburg, Germany . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,000      Leased
Lubriquip
         Warrensville Heights, Ohio . . . . . . . . . . . . . . . . . . . . . . . .        90,000      Owned
         McKees Rocks, Pennsylvania . . . . . . . . . . . . . . . . . . . . . . . .        35,000      Owned
         Madison, Wisconsin . . . . . . . . . . . . . . . . . . . . . . . . . . . .        50,000      Leased
Micropump
         Vancouver, Washington  . . . . . . . . . . . . . . . . . . . . . . . . . .        60,000      Owned
Pulsafeeder
         Rochester, New York  . . . . . . . . . . . . . . . . . . . . . . . . . . .        70,000      Leased
         Punta Gorda, Florida . . . . . . . . . . . . . . . . . . . . . . . . . . .        80,000      Owned
         Muskogee, Oklahoma . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31,000      Owned
Viking Pump
         Cedar Falls, Iowa  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       460,000      Owned
         Shannon, Ireland . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,000      Leased
         St. Louis, Missouri  . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,000      Leased
         Windsor, Ontario, Canada . . . . . . . . . . . . . . . . . . . . . . . . .        35,000      Owned
         Eastbourne, England  . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,000      Leased
Warren Rupp
         Mansfield, Ohio  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        79,000      Owned

                           INDUSTRIAL PRODUCTS GROUP

                                                                                       APPROXIMATE
                                                                                          AREA       OWNED OR
LOCATION                                                                               (IN SQ. FT.)   LEASED
--------                                                                               ------------  --------
Band-It
         Denver, Colorado . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        84,000      Owned
         Staveley, England  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34,000      Leased
Signfix
         Bristol, England . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,000      Owned
         Bristol, England . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,000      Leased
         Tipton, England. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,000      Owned
Strippit
         Akron, New York  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       255,000      Owned
Vibratech
         Alden,  New York . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        83,000      Owned
         Buffalo, New York (idle facility currently for sale) . . . . . . . . . . .       342,000      Owned

                                       7

ITEM 3.  LEGAL PROCEEDINGS.

        The Company and the Subsidiaries are party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's business or financial condition.

        The Subsidiaries are subject to extensive federal, state and local laws, rules and regulations pertaining to environmental, waste management and health and safety matters. Permits are or may be required for some of the Subsidiaries' facilities and waste-handling activities and these permits are subject to revocation, modification and renewal. In addition, risks of substantial costs and liabilities are inherent in the Subsidiaries' operations and facilities, as they are with other companies engaged in similar industries, and there can be no assurance that such costs and liabilities will not be incurred. The Company is not aware of any environmental, health or safety matter which could, individually or in the aggregate, materially adversely affect the business or financial condition of the Company or any of its Subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

        Information regarding the prices of and dividends on the Common Stock, and certain related matters, is incorporated herein by reference to "Shareholder Information" at page 33 of the 1995 Annual Report.

        The principal market for the Common Stock is the New York Stock Exchange. As of February 28, 1996 the Common Stock was held by 1,346 shareholders and there were 19,145,093 shares of Common Stock outstanding.

ITEM 6.  SELECTED FINANCIAL DATA.

        The information set forth under "Historical Data" at page 15 of the 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 16 to 19 of the 1995 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Consolidated Financial Statements of IDEX, including the Notes thereto, together with the report thereon of Deloitte & Touche LLP at pages 20 to 30 of the 1995 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Certain information regarding the directors of the Company is incorporated herein by reference to the information set forth under "Election of Directors" at pages 2 to 6 of the 1996 Proxy Statement.

        Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this report under the caption "Executive Officers of the Registrant" at page 6.

        Certain information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the information set forth under "Compliance with Section 16(a) of the Exchange Act" at page 24 to 25 of the 1996 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

        Information regarding executive compensation is incorporated by reference to the materials under the caption "Compensation of Directors and Executive Officers" at pages 7 to 13 of the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under "Principal Shareholders" at pages 21 to 23 of the 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under "Election of Directors -- Certain Interests" at page 6 and "Approval of Amended and Restated IDEX Corporation Directors Deferred Compensation Plan" at pages 19 to 20 of the 1996 Proxy Statement.

                                    PART IV

ITEM 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) 1.  Financial Statements

          The following financial statements are incorporated herein by reference to the 1995 Annual Report.


                                                                                         1995 Annual
                                                                                         Report Page
                                                                                         -----------
       Consolidated Balance Sheets as of December 31, 1995 and 1994                         20

       Statements of Consolidated Operations for the
       Years Ended December 31, 1995, 1994 and 1993                                         21

       Statements of Consolidated Shareholders' Equity
       for the Years Ended December 31, 1995, 1994 and 1993                                 22

       Statements of Consolidated Cash Flows for the
       Years Ended December 31, 1995, 1994 and 1993                                         23

       Notes to Consolidated Financial Statements                                           24 - 29

       Independent Auditors' Report                                                         30


         2.      Financial Statement Schedule

                 The financial statement schedule filed with this report is listed on the "Index to Financial Statement Schedules."

         3.      Exhibits

                 The exhibits filed with this report are listed on the "Exhibit Index."

  (b)    Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 28TH DAY OF FEBRUARY, 1996.

                                          IDEX CORPORATION

                                          By /s/ WAYNE P. SAYATOVIC
                                            -----------------------------------
                                          Wayne P. Sayatovic
                                          Senior Vice President - Finance,
                                          Chief Financial Officer and Secretary

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:



    SIGNATURE                       TITLE                                      DATE
    ---------                       -----                                      ----
/s/ DONALD N. BOYCE               Chairman of the Board,                    February 28, 1996
----------------------            President and Chief
  Donald N. Boyce                 Executive Officer (Principal
                                  Executive Officer)


/s/ WAYNE P. SAYATOVIC            Senior Vice President - Finance,          February 28, 1996
----------------------            Chief Financial Officer and Secretary
  Wayne P. Sayatovic              (Principal Financial
                                  and Accounting Officer)


/s/ RICHARD E. HEATH              Director                                  February 28, 1996
----------------------
  Richard E. Heath


/s/ HENRY R. KRAVIS               Director                                  February 28, 1996
----------------------
  Henry R. Kravis


/s/ WILLIAM H. LUERS              Director                                  February 28, 1996
----------------------
  William H. Luers


/s/ PAUL E. RAETHER               Director                                  February 28, 1996
----------------------
  Paul E. Raether


/s/ CLIFTON S. ROBBINS            Director                                  February 28, 1996
----------------------
  Clifton S. Robbins


/s/ GEORGE R. ROBERTS             Director                                  February 28, 1996
----------------------
  George R. Roberts


/s/ NEIL A. SPRINGER              Director                                  February 28, 1996
----------------------
  Neil A. Springer


/s/ MICHAEL T. TOKARZ             Director                                  February 28, 1996
----------------------
    Michael T. Tokarz


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

                          INDEPENDENT AUDITORS' REPORT


IDEX Corporation:


We have audited the consolidated financial statements of IDEX Corporation and its Subsidiaries as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 16, 1996; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of IDEX Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Chicago, Illinois

January 16, 1996

                       IDEX CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)


                                                             Balance         Charged To                                 Balance
                                                          Beginning of       Costs and    Deductions                      End
                                                              Year           Expenses        (1)          Other         of Year
                                                          ------------      ----------    -----------     ------        --------
YEAR ENDED DECEMBER 31, 1995:
  Deducted From Assets To Which They Apply:
      Allowance for Doubtful Accounts. . . . . . . . .        $1,822          $1,557        $1,006        $(214)        $2,159

YEAR ENDED DECEMBER 31, 1994:
  Deducted From Assets To Which They Apply:
      Allowance for Doubtful Accounts. . . . . . . . .         1,174             591           484          541          1,822

YEAR ENDED DECEMBER 31, 1993:
  Deducted From Assets To Which They Apply:
      Allowance for Doubtful Accounts. . . . . . . . .         1,100             784           602         (108)         1,174


____________________

(1)  Represents uncollectible accounts, net of recoveries.

                                 EXHIBIT INDEX


Exhibit
Number                                 Description                              Page
------                                 -----------                              ----
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

 3.2       Amended and Restated By-Laws of IDEX (incorporated by reference to
           Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the
           Registration Statement on Form S-1 of IDEX Corporation, et al.,
           Registration No. 33-21205, as filed on July 17, 1989).

 3.2(a)    Amended and Restated Article III, Section 13 of the Amended and
           Restated By-Laws of IDEX (incorporated by reference to Exhibit No.
           3.2(a) to Post-Effective Amendment No. 3 to the Registration
           Statement on Form S-1 of IDEX Corporation, et al., Registration
           No. 33-21205, as filed on February 12, 1990).

 4.1       Restated Certificate of Incorporation and By-Laws of IDEX (filed as
           Exhibits No. 3.1 through No. 3.2(a)).

 4.2       Indenture, dated as of September 15, 1992, among IDEX, the
           Subsidiaries and The Connecticut National Bank, as Trustee, relating to the 9-3/4% Senior Subordinated Notes of IDEX due 2002
           (incorporated by reference to Exhibit No. 4.2 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-10235).

*4.2(a)    First Supplemental Indenture dated as of December 22, 1995 among
           IDEX Corporation and the Subsidiaries named therein, and Fleet
           National Bank of Connecticut (formerly known as Shawmut Bank
           Connecticut, N.A., which was formerly known as The Connecticut
           National Bank), a national banking association, as trustee.

 4.3       Specimen Senior Subordinated Note of IDEX (including specimen
           Guarantee) (incorporated by reference to Exhibit No. 4.3 to the Annual Report of IDEX on Form 10-K for the fiscal year ending
           December 31, 1992, Commission File No. 1-10235).

 4.4       Specimen Certificate of Common Stock (incorporated by reference to
           Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX
           Corporation, et al., Registration No. 33-42208, as filed on September 16, 1991).


10.1       Second Amended and Restated Credit Agreement dated as of January
           29, 1993 among IDEX, various banks named therein and Continental
           Bank N.A., as Agent (incorporated by reference to Exhibit No. 10.1 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-10235).

Exhibit
Number                               Description                            Page
------                               -----------                            ----
 10.1(a)   First Amendment dated as of May 23, 1994, to Second Amended and
           Restated Credit Agreement dated as of January 29, 1993, by and among IDEX Corporation, various banks named therein and
           Continental Bank N.A., as Agent (incorporated by reference to
           Exhibit No. 10.18 to the Quarterly Report of IDEX on Form 10-Q
           for the quarter ended June 30, 1994, Commission File No. 1-10235).

 10.1(b)   Second Amendment dated as of October 24, 1994, to Second Amended and Restated Credit Agreement dated as of January 29, 1993, by and among IDEX Corporation, as borrower and Bank of America Illinois
           (formerly known as Continental Bank N.A.), as a Bank and as agent, and the other banks signatory thereto (incorporated by reference to Exhibit No. 10.1(b) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, Commission File No. 1-10235).

 10.1(c) Third Amendment dated as of February 28, 1995, to Second Amended and Restated Credit Agreement dated as of January 29, 1993, by and among IDEX Corporation, as borrower and Bank of America Illinois, as Agent (incorporated by reference to Exhibit No. 10.1(c) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended
           March 31, 1995, Commission File No. 1-10235).

*10.1(d) Fourth Amendment dated as of November 1, 1995, to Second Amended and Restated Credit Agreement dated as of January 29, 1993, by and among IDEX Corporation, as borrower and Bank of America
           Illinois, as Agent.

*10.1(e)   Fifth Amendment dated as of December 22, 1995, to Second Amended and
           Restated Credit Agreement dated as of January 29, 1993, by and among IDEX Corporation, as borrower and Bank of America Illinois, as Agent.

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

 10.3(b)   Guaranty Agreement, dated May 4, 1992, by PLF Acquisition
           Corporation and MCL Acquisition Corporation in favor of the Agent
           (incorporated by reference to Exhibit No. 10.3(b) to the Registration Statement on Form S-1 of IDEX Corporation, et al.,
           Registration No. 33-50220, as filed on July 29, 1992).



Exhibit
Number                                 Description                        Page
------                                 -----------                        ----
  10.3(c) Guaranty Agreement, dated October 24, 1994, executed by Hale
          Products, Inc. in favor of the Bank Agent (incorporated by reference to Exhibit No. 10.3(c) to the Annual Report of
          IDEX on Form 10-K for the fiscal year ending December 31,
          1994, Commission File No. 1-10235).

 *10.3(d) Guaranty Agreement, dated as of November 1, 1995, executed by Micropump, Inc. in favor of the Bank Agent.

 *10.3(e) Guaranty Agreement, dated as of December 22, 1995, executed by Dunja Verwaltungsgesellschaft mbH (a German corporation) in favor of the Bank Agent.

  10.4 Inter-Guarantor Agreement, dated as of January 22, 1988 among the Subsidiaries named therein and the Bank Agent
          (incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-1 of IDEX Corporation, et al.,
          Registration No. 33-21205, as filed on April 21, 1988).

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

 *10.4(c) Third Amendment to Inter-Guarantor Agreement, dated as of
          November 1, 1995, by and among IDEX Corporation and the Subsidiaries named therein.

 *10.4(d) Fourth Amendment to Inter-Guarantor Agreement, dated as of
          December 22, 1995, by and among IDEX Corporation and the Subsidiaries named therein.

**10.5    Amended and Restated Employment Agreement between IDEX
          Corporation and Donald N. Boyce, dated as of January 22, 1988
          (incorporated by reference to Exhibit No. 10.15 to Amendment
          No. 1 to the Registration Statement on Form S-1 of IDEX
          Corporation, Registration No. 33-28317, as filed on June 1,
          1989).

**10.5(a) First Amendment to the Amended and Restated Employment
          Agreement between IDEX Corporation and Donald N. Boyce, dated as of January 13, 1993 (incorporated by reference to Exhibit
          No. 10.5(a) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File
          No. 1-10235).

Exhibit
Number                                 Description                              Page
------                                 -----------                              ----
**10.5(b)  Second Amendment to the Amended and Restated Employment Agreement
           between IDEX Corporation and Donald N. Boyce, dated as of September
           27, 1994 (incorporated by reference to Exhibit No. 10.5(b) to the
           Annual Report of IDEX on Form 10-K for the fiscal year ending
           December 31, 1994, Commission File No. 1-10235).

**10.6 Amended and Restated Employment Agreement between IDEX Corporation and Wayne P. Sayatovic, dated as of January 22, 1988 (incorporated by reference to Exhibit No. 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation, Registration
           No. 33-28317, as filed on June 1, 1989).

**10.6(a)  First Amendment to the Amended and Restated Employment Agreement
           between IDEX Corporation and Wayne P. Sayatovic, dated as of January 13, 1993 (incorporated by reference to Exhibit No. 10.7(a) to the Annual Report of IDEX on Form 10-K for the fiscal year ending
           December 31, 1992, Commission File No. 1-10235).

**10.6(b)  Second Amendment to the Amended and Restated Employment Agreement
           between IDEX Corporation and Wayne P. Sayatovic, dated as of September 27, 1994 (incorporated by reference to Exhibit No. 10.6 (b) to the Annual Report of IDEX on Form 10-K for the fiscal year ending
           December 31, 1994, Commission File No. 1-10235).

**10.7 Employment Agreement between IDEX Corporation and Frank J. Hansen dated as of August 1, 1994 (incorporated by reference to Exhibit
           No. 10.7 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-10235).

**10.7(a)  First Amendment to the Employment Agreement between IDEX Corporation and Frank J. Hansen, dated as of September 27, 1994 (incorporated by reference to Exhibit No. 10.7(a) to the Annual Report of IDEX on Form
           10-K for the fiscal year ending December 31, 1994, Commission File
           No. 1-10235).

**10.8 Employment Agreement between IDEX Corporation and Jerry N. Derck, dated as of September 27, 1994 (incorporated by reference to Exhibit
           No. 10.8 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, Commission File No. 1-10235).

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

Exhibit
Number                                 Description                              Page
------                                 -----------                              ----
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

**10.13    Amendment to the IDEX Corporation Stock Option Plan for Outside
           Directors, adopted by resolution of the Board of Directors dated as of January 28, 1992 (incorporated by reference to Exhibit No.
           10.21(a) of the Annual Report of IDEX on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-10235).

**10.14    Non-Qualified Stock Option Plan for Non-Officer Key Employees of
           IDEX Corporation (incorporated by reference to Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K for the fiscal year ending
           December 31, 1992, Commission File No. 1-102351).

**10.15    Non-Qualified Stock Option Plan for Officers of IDEX Corporation
           (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-102351).

**10.16 IDEX Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission
           File No. 1-102351).

  10.17    Stock Purchase Agreement, dated as of May 6, 1994 by and among HPI
           Acquisition Corp., HFP Partners, L.P., the persons listed on Schedule
           A and Hale Products, Inc. (incorporated by reference to Exhibit No.
           10.17 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1994, Commission File No. 1-10235). Revolving Credit
           Facility, dated as of September 29, 1995, between Dunja
           Verwaltungsgesellschaft mbH and Bank of America NT & SA,
           Frankfurt Branch.

           Revolving Credit Facility, dated as of  September 29, 1995, between
           Dunja Verwaltungsgesellschaft mbH and Bank of America NT & SA,
           Frankfurt Branch (a copy of the agreement is available to the Commission upon request).

Exhibit
Number                                 Description                              Page
------                                 -----------                              ----
*13        1995 Annual Report to Shareholders of IDEX.

*21        Subsidiaries of IDEX.

*24        Consent of Deloitte & Touche LLP.

*27        Financial Data Schedule.

------------------------------
 *Filed herewith.
**Management contract or compensatory plan or arrangement.