Form 10-Q
period 1996-03-31
IDEX CORP /DE/
filed 1996-05-03
CIK 832101

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ____________

                                   Form 10-Q

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ----    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended March 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    ----    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to
                                           --------    --------
                         Commission file number 1-10235

                                IDEX Corporation
             (Exact name of registrant as specified in its charter)

             Delaware                           36-3555336
  ------------------------------    ----------------------------------
  State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization             Identification No.)


       630 Dundee Road
      Northbrook, Illinois                           60062
- ----------------------------------  ----------------------------------
     (Address of principal                        (Zip Code)
       executive offices)

Registrant's telephone number, including area code  (847) 498-7070

- ----------------------------------------------------------------------
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
Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of April 29, 1996: 19,181,604 shares.

Documents Incorporated by Reference:  None.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                          March 31,      December 31,
                                                            1996             1995
                                                         -----------     ------------
                                                         (unaudited)
 ASSETS

  Current assets
   Cash and cash equivalents.................              $  7,656         $  5,937
   Receivables - net.........................                72,616           70,338
   Inventories...............................                99,494          101,052
   Deferred taxes............................                 6,854            7,045
   Other current assets......................                 1,934            1,527
                                                           --------         --------
    Total current assets.....................               188,554          185,899
  Property, plant and equipment - net........                90,192           91,278
  Intangible assets - net....................               182,116          184,217
  Other noncurrent assets....................                 4,894            4,728
                                                           --------         --------
     Total assets............................              $465,756         $466,122
                                                           ========         ========


 LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
   Trade accounts payable....................              $ 33,303         $ 36,846
   Dividends payable.........................                 3,064            3,061
   Accrued expenses..........................                42,529           42,901
                                                           --------         --------
     Total current liabilities...............                78,896           82,808
  Long-term debt.............................               201,107          206,184
  Other noncurrent liabilities...............                25,023           26,185
                                                           --------         --------
     Total liabilities.......................               305,026          315,177
                                                           --------         --------
  Shareholders' equity
   Common stock, par value $.01 per share;
    Shares authorized:
     1996:  75,000,000
     1995:  50,000,000
    Shares issued and outstanding:
     1996:  19,148,043
     1995:  19,130,284.......................                   191              191
   Additional paid-in capital................                86,497           86,118
   Retained earnings.........................                76,879           67,729
   Accumulated translation adjustment........                (2,837)          (3,093)
                                                           --------         --------
    Total shareholders' equity...............               160,730          150,945
                                                           --------         --------
     Total liabilities and shareholders'
      equity.................................              $465,756         $466,122
                                                           ========         ========


- ---------------
See Notes to Consolidated Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (in thousands, except per share amounts)



 For the Three Months Ended March 31,            1996            1995
                                                 ----            ----
                                                     (unaudited)
 Net sales................................      $133,886       $116,580
 Cost of sales............................        82,222         71,507
                                                 -------        -------

 Gross profit.............................        51,664         45,073
 Selling, general and administrative......        27,016         23,639
 Goodwill amortization....................         1,232            960
                                                 -------        -------
 Income from operations...................        23,416         20,474
 Other income - net.......................            43              9
                                                 -------        -------
 Income before interest expense and
  income taxes............................        23,459         20,483
 Interest expense.........................         4,225          3,666
                                                  -------       -------

 Income before income taxes...............        19,234         16,817
 Provision for income taxes...............         7,020          6,055
                                                 -------        -------
 Net income...............................       $12,214        $10,762
                                                 =======        =======

 Earnings per common share................       $   .62        $   .55
                                                 =======        =======
 Weighted average common shares
 outstanding.............................         19,817         19,624
                                                 =======        =======





- ---------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                    (in thousands, except per share amounts)



                                             Common Stock &                            Accumulated              Total
                                                 Paid-In             Retained          Translation           Shareholders
                                                 Capital             Earnings           Adjustment              Equity
                                               -----------          ----------         ------------          ------------

 Balance:
  December 31, 1995.....                           $86,309              $67,729            $(3,093)                 $150,945

 Stock options
 exercised..............                               379                                                               379

 Unrealized translation
 adjustment ............                                                                       256                       256

 Cash dividends on common
 stock ($.16 per share)..                                                (3,064)                                      (3,064)

 Net income.............                                                 12,214                                       12,214
                                                   -------              -------            -------                  --------

 Balance:
  March 31, 1996........                           $86,688              $76,879            $(2,837)                 $160,720
   (unaudited)                                     =======              =======            =======                  ========




- ---------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (in thousands)

 For the Three Months Ended March 31,                              1996             1995
                                                                   ----             ----
                                                                        (unaudited)
 Cash Flows From Operating Activities:
  Net income.....................................                $ 12,214         $ 10,762
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation..................................                   3,486            2,859
   Amortization of intangibles...................                   1,704            1,199
   Amortization of debt issuance expenses........                     150              156
   Deferred income taxes.........................                     399              285
   Increase in receivables.......................                  (2,278)          (2,147)
   (Increase) decrease in inventories............                   1,558           (5,713)
   Increase (decrease) in trade accounts payable.                  (3,543)           1,854
   Increase (decrease) in accrued expenses.......                  (  372)           3,379
   Other transactions - net......................                  (  772)           ( 808)
                                                                  -------           ------
    Net cash flows from operating activities.....                  12,546           11,826
                                                                  -------          -------
 Cash Flows From Investing Activities:
  Additions to property, plant and equipment....                   (2,689)          (2,257)
                                                                  -------          -------
  Net cash flows from investing activities......                   (2,689)          (2,257)
                                                                  --------         --------
 Cash Flows From Financing Activities:
  Dividends paid.................................                  (3,061)          (2,671)
  Net repayments of long-term debt...............                  (3,268)          (5,500)
  Decrease in accrued interest...................                  (1,809)          (1,945)
                                                                  -------          -------
   Net cash flows from financing activities......                  (8,138)         (10,116)
                                                                  --------         --------

 Net increase (decrease) in cash.................                   1,719             (547)

 Cash and cash equivalents at beginning of period                   5,937            6,288
                                                                  -------          -------
 Cash and cash equivalents at end of period......                 $ 7,656          $ 5,741
                                                                  =======          =======
               Supplemental Disclosure of Cash Flow Information
               ------------------------------------------------

 Cash paid during the period for:
  Interest.......................................                 $5,479            $5,393
  Taxes (including foreign)......................                  2,859               946





- ---------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Acquisition

     Pursuant to the requirements of the Securities and Exchange Commission, the January 22, 1988 Acquisition of the initial six businesses comprising IDEX Corporation ("IDEX" or the "Company") was not accounted for as a purchase transaction. Consequently, the accounting for the acquisition does not reflect any adjustment of the carrying value of the assets and liabilities to their fair values at the time of the acquisition. Accordingly, the total shareholders' equity of IDEX at March 31, 1996 and December 31, 1995 includes a charge of $96.5 million which represents the excess of the purchase price over the book value of the subsidiaries purchased at the date of the acquisition.

2.(a) Significant Accounting Policies

     In the opinion of management, the unaudited information presented as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 reflects all adjustments necessary, which consist only of normal recurring adjustments, for a fair presentation of the interim periods.

  (b) Earnings Per Share

     Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding using the treasury stock method.

3.   Inventories

     The components of inventories as of March 31, 1996 and December 31, 1995 were (000's omitted):

                                               March 31,    December 31,
                                                 1996           1995
                                               --------     ------------
 Inventories
    Raw materials and supplies                 $ 12,492         $ 13,978
    Work in process                              14,611           15,434
    Finished goods                               72,391           71,640
                                               --------         --------

     Totals                                    $ 99,494         $101,052
                                               ========         ========

     Those inventories which were carried on a LIFO basis amounted to $57,684 and $57,409 at March 31, 1996 and December 31, 1995, respectively. The excess of current cost over LIFO inventory value and the impact on earnings of using the LIFO method are not material.

4.   Common and Preferred Stock

     The Company had five million shares of preferred stock authorized but unissued at March 31, 1996 and December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Historical Overview and Outlook

     IDEX sells a broad range of proprietary fluid handling and industrial products to a diverse customer base in the U.S. and, to an increasing extent, internationally. Accordingly, IDEX's businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where its products are sold and by the relationship of the dollar to other currencies. Among the factors that affect the demand for IDEX's products are interest rates, levels of capital spending in certain industries, and overall industrial growth.

     IDEX has a history of strong operating margins. The Company's operating margins are affected by, among other things, utilization of facilities as sales volumes change, and inclusion of newly acquired businesses which may have lower margins that could be further affected by purchase accounting adjustments.

     IDEX's orders, sales, net income and earnings per share in the first quarter of 1996 were the highest of any first quarter in its history. Business conditions showed moderate growth during that period. Incoming orders in the 1996 first quarter increased 6% over the same quarter of 1995, which was IDEX's previous record quarter. Sales in the first quarter of 1996 increased 15% over the same quarter of last year, as sales in the core businesses improved 4% and the inclusion of Micropump (May 1995) and Lukas (October 1995) added 11% to the volume increase. Shipments in the quarter kept pace with the incoming orders, so backlogs were unchanged and remain at IDEX's normal operating level of about 1-1/2 months' sales. This low level of backlog allows IDEX to provide excellent customer service, but also means that changes in orders are felt quickly in operating results.

     IDEX continues to expect record sales and earnings in 1996. As expected, the rate of growth, particularly in the U.S., has slowed somewhat, but IDEX's business activity continues at a high level. With modest economic growth expected during the next few quarters and barring unforeseen circumstances, IDEX should experience higher earnings in 1996 than in 1995. International expansion, new products, cost controls, integration of acquisitions, and use of the Company's strong cash flow to cut debt and interest expense are among the factors that should contribute to earnings growth.

                Company and Business Group Financial Information
                                (000's omitted)



For the Three Months Ended March 31,            1996         1995
                                                ----         ----
                                                   (unaudited)
 Fluid Handling Group (1)
  Net sales...............................     $ 96,617      $ 81,527
  Income from operations..................       19,793        16,907
  Operating margin........................         20.5%         20.7%
  Depreciation and amortization ..........     $  4,303      $  3,202
  Capital expenditures....................        1,330         1,341


 Industrial Products Group (1)
  Net sales...............................     $ 37,328      $ 35,160
  Income from operations..................        5,880         5,890
  Operating margin........................         15.8%         16.8%
  Depreciation and amortization ..........     $    851      $    841
  Capital expenditures....................        1,340           895


 Company
  Net sales...............................     $133,886      $116,580
  Income from operations..................       23,416        20,474
  Operating margin........................         17.5%         17.6%
  Depreciation and amortization (2).......     $  5,190      $  4,058
  Capital expenditures....................        2,689         2,257



  (1) Group income from operations excludes net unallocated corporate operating expenses.

  (2) Excludes amortization of debt issuance expenses.

Results of Operations

    For purposes of this discussion and analysis section, reference is made to the table on the preceding page and the Company's Statements of Consolidated Operations included in the Financial Statement section. IDEX consists of two business segments: Fluid Handling and Industrial Products.

Performance in the Three Months Ended March 31, 1996 Compared to 1995

    Net sales for the three months ended March 31, 1996 were $133.9 million an increase of 15% over the $116.6 million recorded in the first quarter of 1995.

    Fluid Handling Group sales of $96.6 million increased $15.1 million, or 19%, due to the inclusion of the recently acquired Micropump and Lukas operations and improving international business conditions. Sales outside the U.S. increased to 38% of total Fluid Handling Group sales in the first quarter of 1996 from 31% in the comparable 1995 period due to the inclusion of Lukas, based in Germany, the U.K.-based operations of Micropump, and stronger worldwide demand for products of the Group's core businesses.

    First quarter 1996 sales in the Industrial Products Group of $37.3 million increased $2.2 million, or 6%, over the same quarter of last year due to higher customer demand for banding and clamping devices and sign mounting systems. Shipments outside the U.S. were 37% of total sales in the Industrial Products Group in the first quarter of 1996, up from 36% in the comparable 1995 period.

    Income from operations increased $2.9 million or 14% to $23.4 million in the three months ended March 31, 1996 from $20.5 million in 1995's first quarter. Operating margin at 17.5% of sales in the 1996 period was virtually unchanged from 17.6% in 1995. In the Fluid Handling Group, income from operations of $19.8 million and operating margin of 20.5% in the first three months of 1996 compare to the $16.9 million and 20.7% recorded in 1995. The slight operating margin decline resulted from the inclusion of recent acquisitions whose operating margins, as expected, were somewhat lower than the other units in the Group and whose profits were further affected by purchase accounting adjustments. Income from operations in the Industrial Products Group of $5.9 million in the three-month 1996 period was unchanged from 1995. Operating margin of 15.8% in the 1996 first quarter decreased from the 16.8% achieved in 1995 due primarily to softness in the heavy-duty truck market and manufacturing inefficiencies associated with new product introduction.

    Interest expense increased to $4.2 million in the first quarter of 1996 from $3.7 million in the 1995 period because of additional borrowings under the Credit Agreements for the acquisitions of Micropump and Lukas.

    The provision for income taxes increased to $7.0 million in the three months ended March 31, 1996 from $6.1 million in the comparable 1995 period. The effective tax rate increased to 36.5% in 1996 from 36.0% in 1995.

    Net income of $12.2 million in the first quarter of 1996 was 13% higher than net income of $10.8 million in same period of 1995. Earnings per share amounted to $.62 in 1996's first quarter, which was 13% higher than the $.55 recorded in the first quarter of 1995.

Liquidity and Capital Resources

    At March 31, 1996, IDEX's working capital was $109.7 million and its current ratio was 2.4 to 1. Internally generated funds were adequate to fund capital expenditures of $2.7 million and $2.3 million, and dividends on common stock of $3.1 million and $2.7 million, for the three months ended March 31, 1996 and 1995, respectively. The capital expenditures were generally for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term. During the three months ended March 31, 1996 and 1995, depreciation and amortization expense, excluding amortization of debt issuance expenses, was $5.2 million and $4.1 million, respectively.

    At March 31, 1996, the maximum amount available under the U.S. Credit Agreement was $150 million, of which $93 million was being used. The availability under the U.S. Credit Agreement declines in stages commencing December 31, 1996 to $115 million on December 31, 1997. Any amount outstanding at June 30, 1999 becomes due at that date. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate, or at LIBOR plus 75 basis points. The maximum amount available at March 31, 1996 under the Company's German Credit Agreement was DM 52.5 million ($35.6 million), of which DM 46.7 million ($31.7 million) was being used. The availability under the Company's German Credit Agreement declines in stages from DM 52.5 million to DM
31.3 million at November 1, 2000. Any amount outstanding at November 1, 2001 becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus 100 basis points.

    IDEX believes it will generate sufficient cash flow from operations to meet its operating requirements, interest and scheduled amortization payments under both the U.S. Credit Agreement and the German Credit Agreement, interest and principal payments on the Senior Subordinated Notes, approximately $16 million of planned capital expenditures and $12 million of annual dividend payments to holders of common stock in 1996. From commencement of operations in January 1988 until March 31, 1996, IDEX has borrowed $277 million under the credit agreements to complete nine acquisitions. During this same period, IDEX generated, principally from operations, cash flow of $242 million to reduce its indebtedness. In the event that suitable businesses or assets are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

                          Part II.  Other Information


Item 1.   Legal Proceedings.     None.


Item 2.   Changes in Securities.     Not Applicable.


Item 3.   Defaults upon Senior Securities.     None.


Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company held its Annual Shareholders' Meeting on Tuesday, March 26, 1996. At the Annual Meeting, shareholders elected three directors to serve three-year terms on the Board of Directors of IDEX Corporation. The following persons received a majority of the votes cast for Class I Directors specifically as stated:

                   Director                 For              Withheld
                --------------         -------------       ------------
                Donald N. Boyce          17,686,019             55,177
                Richard E. Heath         16,478,569          1,262,627
                Henry R. Kravis          16,392,068          1,349,128

                Additionally, shareholders voted on the following matters:

                1) An amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized Common Shares from 50,000,000 to 75,000,000 shares received the votes of a majority of the common shares outstanding, specifically as stated:

                     Affirmative Votes   17,387,229
                                         ----------
                     Negative Votes         311,050
                                            -------
                     Abstentions             42,917
                                             ------
                     Broker Nonvotes              0
                                             ------

                2) Adoption of the 1996 Stock Plan for Officers of IDEX Corporation received a majority of the votes cast, specifically as stated:

                     Affirmative Votes   14,501,747
                                         ----------
                     Negative Votes       2,004,146
                                          ---------
                     Abstentions             21,200
                                             ------
                     Broker Nonvotes      1,214,103
                                          ---------

                3) A proposal to appoint Deloitte & Touche LLP as Auditors of IDEX Corporation received a majority of the votes cast, specifically as stated:

                     Affirmative Votes   17,697,103
                                         ----------
                     Negative Votes          38,155
                                             ------
                     Abstentions              5,938
                                              -----
                     Broker Nonvotes              0
                                              -----

                4) Approval of the Amended and Restated IDEX Corporation Directors Deferred Compensation Plan received a majority of the votes cast, specifically as stated:

                     Affirmative Votes   16,274,710
                                         ----------
                     Negative Votes         181,574
                                            -------
                     Abstentions             70,794
                                             ------
                     Broker Nonvotes      1,214,118
                                          ---------

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





                                        IDEX CORPORATION





May 3, 1996                               /s/Wayne P. Sayatovic
                                             ------------------------
                                             Wayne P. Sayatovic
                                             Senior Vice President-
                                             Finance, Chief Financial
                                             Officer and Secretary
                                             (Duly Authorized and Principal
                                              Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                          Description                                 Page
- ------                          -----------                                 ----


 3.1 Restated Certificate of Incorporation of IDEX (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX Corporation, et al., Registration No. 33-21205, as filed on April 21, 1988).

*3.1(a) Amendment to Restated Certificate of Incorporation of IDEX (formerly HI, Inc.), as amended.

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

 4.1 Restated Certificate of Incorporation and By-Laws of IDEX (filed as Exhibits 3.1 through 3.2(a)).

 4.2 Indenture, dated as of September 15, 1992, among IDEX, the Subsidiaries and The Connecticut National Bank, as Trustee, relating to the 9-3/4% Senior Subordinated Notes of IDEX due 2002 (incorporated by reference to Exhibit No. 4.2 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-10235).

 4.2(a) First Supplemental Indenture dated as of December 22, 1995 among IDEX and the Subsidiaries named therein and Fleet National Bank of Connecticut (formerly known as Shawmut
              Bank Connecticut, N.A., which was formerly known as The Connecticut National Bank), a national banking association, as trustee (incorporated by reference to Exhibit No. 4.2(a) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1995, Commission File No. 1-10235).

 4.3 Specimen Senior Subordinated Note of IDEX (including specimen Guarantee)(incorporated by reference to Exhibit No. 4.3 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-10235).

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

Exhibit
Number                              Description                             Page
- -------                             -----------                             ----
10.1(a) First Amendment dated as of May 23, 1994, to Second Amended and Restated Credit Agreement dated as of January 29, 1993, by and among IDEX, various banks named therein and Continental Bank N.A., as Agent (incorporated by reference to Exhibit No. 10.18 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended
           June 30, 1994, Commission File No. 1-10235).

10.1(b) Second Amendment dated as of October 24, 1994, to Second Amended and Restated Credit Agreement dated as of January 29, 1993, by and among IDEX, as borrower and Bank of America Illinois (formerly known as Continental Bank N.A.), as a Bank and as agent, and the other banks signatory thereto (incorporated by reference to Exhibit No. 10.1(b) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, Commission File No. 1-10235).

10.1(c) Third Amendment dated as of February 28, 1995, to Second Amended and Restated Credit Agreement dated as of January 29, 1993, by and among IDEX, as borrower and Bank of America Illinois, as Agent (incorporated by reference to Exhibit No.10.1(c) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1995, Commission File No. 1-10235).

10.1(d) Fourth Amendment dated as of November 1, 1995, to Second Amended and Restated Credit Agreement dated as of January 29, 1993, by and among IDEX, as borrower, and Bank of America Illinois, as Agent (incorporated by reference to Exhibit No. 10.1(d) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1995, Commission File No. 1-10235).

10.1(e) Fifth Amendment dated as of December 22, 1995, to Second Amended and Restated Credit Agreement dated as of January 29, 1993, by and among IDEX, as borrower and Bank of America Illinois, as Agent (incorporated by reference to Exhibit No. 10.1(e) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1995, Commission File No. 1-10235).

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

Exhibit
Number                          Description                                Page
- ------                          -----------                                ----

10.3(c) Guaranty Agreement, dated October 24, 1994, executed by Hale Products, Inc. in favor of the Bank Agent (incorporated by reference to Exhibit No. 10.3(c) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, Commission File No. 1-10235).

10.3(d) Guaranty Agreement, dated as of November 1, 1995, executed by Micropump, Inc. in favor of the Bank Agent (incorporated by reference to Exhibit No. 10.3(d) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1995, Commission File No. 1-10235).

10.3(e) Guaranty Agreement, dated as of December 22, 1995, executed by Dunja Verwaltungsgesellschaft mbH (a German corporation) in favor of the Bank Agent (incorporated by reference to Exhibit No. 10.3(e) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1995, Commission File No. 1-10235).

10.4 Inter-Guarantor Agreement, dated as of January 22, 1988 among the Subsidiaries named therein and the Bank Agent (incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-1 of IDEX Corporation, et al., Registration No. 33-21205, as filed on April 21, 1988).

10.4(a) First Amendment to Inter-Guarantor Agreement, dated as of May 7, 1991, among IDEX and the Subsidiaries named therein (incorporated by reference to Exhibit No. 10.6(a) to the Registration Statement on Form S-1 of IDEX Corporation, et al., Registration No. 33-50220, as filed on July 29, 1992).

10.4(b) Second Amendment to Inter-Guarantor Agreement, dated as of October 24, 1994, by and among IDEX and the Subsidiaries named therein (incorporated by reference to Exhibit No. 10.4(b) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, Commission File No. 1-10235).

10.4(c) Third Amendment to Inter-Guarantor Agreement, dated as of November 1, 1995, by and among IDEX and the Subsidiaries named therein (incorporated by reference to Exhibit No. 10.4(c) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1995, Commission File No. 1-10235).

10.4(d) Fourth Amendment to Inter-Guarantor Agreement, dated as of December 22, 1995, by and among IDEX and the Subsidiaries named therein (incorporated by reference to Exhibit No. 10.4(d) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1995, Commission File No. 1-10235).

**10.5 Amended and Restated Employment Agreement between IDEX and Donald N. Boyce, dated as of January 22, 1988 (incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation, Registration No. 33-28317, as filed on June 1, 1989).

Exhibit
Number                            Description                               Page
- ------                            -----------                               ----

**10.5(a)     First Amendment to the Amended and Restated Employment
              Agreement between IDEX and Donald N. Boyce, dated as of January 13, 1993 (incorporated by reference to Exhibit No.
              10.5(a) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No.
              1-10235).

**10.5(b)     Second Amendment to the Amended and Restated Employment
              Agreement between IDEX and Donald N. Boyce, dated as of September 27, 1994 (incorporated by reference to Exhibit
              No. 10.5(b) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, Commission File
              No. 1-10235).

**10.6 Amended and Restated Employment Agreement between IDEX and Wayne P. Sayatovic, dated as of January 22, 1988
              (incorporated by reference to Exhibit No. 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation, Registration No. 33-28317, as filed on June 1, 1989).

**10.6(a)     First Amendment to the Amended and Restated Employment
              Agreement between IDEX and Wayne P. Sayatovic, dated as of January 13, 1993 (incorporated by reference to Exhibit No.
              10.7(a) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No.
              1-10235).

**10.6(b)     Second Amendment to the Amended and Restated Employment
              Agreement between IDEX and Wayne P. Sayatovic, dated as of September 27, 1994 (incorporated by reference to Exhibit
              No. 10.6(b) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, Commission File
              No. 1-10235).

**10.7 Employment Agreement between IDEX and Frank J. Hansen dated as of August 1, 1994 (incorporated by reference to Exhibit
              No. 10.7 to the Quarterly Report of IDEX on Form 10-Q for quarter ended September 30, 1994, Commission File No. 1-10235).

**10.7(a)     First Amendment to the Employment Agreement between IDEX and
              Frank J. Hansen, dated as of September 27, 1994
              (incorporated by reference to Exhibit No. 10.7(a) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, Commission File No. 1-10235).

**10.8 Employment Agreement between IDEX and Jerry N. Derck, dated as of September 27, 1994 (incorporated by reference to Exhibit No. 10.8 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, Commission File No. 1-10235).

**10.9 Management Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.21 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation, Registration No. 33-283317, as filed on June 1, 1989).

 *10.9(a)     Amended Management Incentive Compensation Plan

Exhibit
Number                          Description                                 Page
- ------                          -----------                                 ----

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

**10.12       Revised Form of IDEX Stock Option Plan for Outside
              Directors (incorporated by reference to Exhibit No.
              10.22(a) to Post-Effective Amendment No. 4 to the
              Registration Statement on Form S-1 of IDEX Corporation, et al., Registration No. 33-21205, as filed on March 2, 1990).

 *10.13       Amendment to the IDEX Stock Option Plan for Outside
              Directors, adopted by resolution of the Board of Directors dated as of January 28, 1992 (incorporated by reference to Exhibit No. 10.21(a) of the Annual Report of IDEX on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-10235).

**10.14       Non-Qualified Stock Option Plan for Non-Officer Key
              Employees of IDEX (incorporated by reference to Exhibit No.
              10.15 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-102351).

**10.15 Non-Qualified Stock Option Plan for Officers of IDEX (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File No. 1-102351).

**10.16 IDEX Supplemental Executive Retirement Plan (incorporated by reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1991, Commission File No. 1-102351).

  10.17 Stock Purchase Agreement, dated as of May 6, 1994 by and among HPI Acquisition Corp., HFP Partners, L.P., the persons listed on Schedule A and Hale Products, Inc. (incorporated by reference to Exhibit No. 10.17 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1994, Commission File No. 1-10235).

 *10.18       1996 Stock Plan for Officers of IDEX.

 *10.19       Amended and Restated IDEX Directors Deferred Compensation Plan.

Exhibit
Number                                          Description                Page
- -------                                         -----------                ----

*27          Financial Data Schedule.

             Revolving Credit Facility, dated as of September 29, 1995, between Dunja Verwaltungsgesellschaft mbH and Bank of America NT & SA, Frankfurt Branch (a copy of the agreement will be furnished to the Commission upon request).




- ---------------
 *Filed her