Form 10-Q
period 1996-06-30
IDEX CORP /DE/
filed 1996-08-13
CIK 832101

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q


  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- -----
               SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- -----
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

                         Commission file number 1-10235

                               IDEX Corporation
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

          Delaware                                     36-3555336
- --------------------------------------   --------------------------------------
      State or other jurisdiction of            (I.R.S. Employer
      Incorporation or Organization             Identification No.)


            630 Dundee Road
           Northbrook, Illinois                         60062
- --------------------------------------   --------------------------------------
         (Address of principal                        (Zip Code)
           Executive Offices)

Registrant's telephone number, including area code (847) 498-7070
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changes since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing  requirements for the past 90 days.    Yes   X   No
                                                       -----    -----

Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of August 12, 1996: 19,267,471 shares.

Documents Incorporated by Reference: None.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         JUNE 30,          DECEMBER 31
                                                                                           1996                1995
                                                                                       ------------    ------------------
                                                                                        (UNAUDITED)
ASSETS

  Current assets
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .          $   6,766           $   5,937
    Receivables - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             70,540              70,338
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             93,864             101,052
    Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              6,944               7,045
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,038               1,527
                                                                                         ---------           ---------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .            180,152             185,899
  Property, plant and equipment - net . . . . . . . . . . . . . . . . . . . . .             90,077              91,278
  Intangible assets - net . . . . . . . . . . . . . . . . . . . . . . . . . . .            180,029             184,217
  Other non-current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .              4,773               4,728
                                                                                         ---------           ---------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 455,031           $ 466,122
                                                                                         =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
    Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .          $  32,331           $  36,846
    Dividends payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,069               3,061
    Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             37,355              42,901
                                                                                         ---------           ---------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . .             72,755              82,808
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            185,650             206,184
  Other non-current liabilities . . . . . . . . . . . . . . . . . . . . . . . .             25,407              26,185
                                                                                         ---------           ---------
      Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .            283,812             315,177
                                                                                         ---------           ---------

  Shareholders' equity
    Common stock, par value $.01 per share;
      Shares authorized:
        1996:   75,000,000
        1995:   50,000,000
      Shares issued and outstanding:
        1996:   19,183,661
        1995:   19,130,284  . . . . . . . . . . . . . . . . . . . . . . . . . .                192                 191
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .             86,976              86,118
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             86,472              67,729
  Accumulated translation adjustment  . . . . . . . . . . . . . . . . . . . . .             (2,421)             (3,093)
                                                                                         ---------           ---------
    Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .            171,219             150,945
                                                                                         ---------           ---------
      Total liabilities and shareholders' equity  . . . . . . . . . . . . . . .          $ 455,031           $ 466,122
                                                                                         =========           =========

- ---------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



For the Second Quarter Ended June 30,                                                     1996                  1995
                                                                                       ----------            ----------
                                                                                                  (UNAUDITED)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 131,169            $ 127,203
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             80,116               78,030
                                                                                          --------             --------

Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             51,053               49,173
Selling, general and administrative expenses  . . . . . . . . . . . . . . . . .             26,084               24,976
Goodwill amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,232                1,050
                                                                                          --------             --------

Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             23,737               23,147
Other income (expense) - net  . . . . . . . . . . . . . . . . . . . . . . . . .                (96)                  41
                                                                                          --------             --------

Income before interest expense and income taxes . . . . . . . . . . . . . . . .             23,641               23,188
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,066                3,941
                                                                                          --------             --------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .             19,575               19,247
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .              6,913                6,928
                                                                                          --------             --------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  12,662            $  12,319
                                                                                          ========             ========

Earnings per common share . . . . . . . . . . . . . . . . . . . . . . . . . . .          $     .64            $     .63
                                                                                          ========             ========

Weighted average common shares outstanding  . . . . . . . . . . . . . . . . . .             19,823               19,701
                                                                                          ========             ========





- ---------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



For the Six Months Ended June 30,                                                          1996                  1995
                                                                                        ----------            ----------
                                                                                                  (UNAUDITED)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 265,055            $ 243,783
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            162,338              149,537
                                                                                         ---------            ---------

Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            102,717               94,246
Selling, general and administrative expenses  . . . . . . . . . . . . . . . . .             53,100               48,615
Goodwill amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,464                2,010
                                                                                         ---------            ---------

Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             47,153               43,621
Other income (expense) - net  . . . . . . . . . . . . . . . . . . . . . . . . .                (53)                  50
                                                                                         ---------            ---------

Income before interest expense and income taxes . . . . . . . . . . . . . . . .             47,100               43,671
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              8,291                7,607
                                                                                         ---------            ---------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .             38,809               36,064
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .             13,933               12,983
                                                                                         ---------            ---------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  24,876            $  23,081
                                                                                         =========            =========

Earnings per common share . . . . . . . . . . . . . . . . . . . . . . . . . . .          $    1.26            $    1.17
                                                                                         =========            =========

Weighted average common shares outstanding  . . . . . . . . . . . . . . . . . .             19,804               19,652
                                                                                         =========            =========





- ---------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                      COMMON STOCK                              ACCUMULATED              TOTAL
                                     AND ADDITIONAL          RETAINED           TRANSLATION          SHAREHOLDERS'
                                     PAID-IN CAPITAL         EARNINGS            ADJUSTMENT              EQUITY
                                   -------------------      ----------          ------------      -------------------
Balance:
  December 31, 1995 . . . . . . . .     $ 86,309            $  67,729           $  (3,093)             $ 150,945

Stock options exercised . . . . . .          859                                                             859

Unrealized translation adjustment .                                                   672                    672

Cash dividends on common
stock ($.32 per share)  . . . . . .                            (6,133)                                    (6,133)

Net income  . . . . . . . . . . . .
                                                               24,876                                     24,876
                                        ---------           ---------           ---------              ---------

Balance:
  June 30, 1996 (unaudited) . . . .     $  87,168           $  86,472           $  (2,421)             $ 171,219
                                        =========           =========           =========              =========





- ---------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)


For the Six Months Ended June 30,                                                           1996               1995
                                                                                         ----------         ----------
                                                                                                  (UNAUDITED)
Cash Flows From Operating Activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 24,876            $ 23,081
  Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              6,865               5,681
     Amortization of intangibles  . . . . . . . . . . . . . . . . . . . . . . .              3,371               2,537
     Amortization of debt issuance expenses   . . . . . . . . . . . . . . . . .                312                 312
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                587                 150
     Increase in receivables  . . . . . . . . . . . . . . . . . . . . . . . . .               (202)             (8,443)
     (Increase) decrease in inventories   . . . . . . . . . . . . . . . . . . .              7,188              (8,114)
     Increase (decrease) in trade accounts payable  . . . . . . . . . . . . . .             (4,515)              1,386
     Increase (decrease) in accrued expenses  . . . . . . . . . . . . . . . . .             (5,546)              2,016
     Other transactions - net   . . . . . . . . . . . . . . . . . . . . . . . .                957                 274
                                                                                          --------           ---------
       Net cash flows from operating activities   . . . . . . . . . . . . . . .             33,893              18,880
                                                                                          --------           ---------
Cash Flows From Investing Activities:
  Additions to property, plant and equipment  . . . . . . . . . . . . . . . . .             (6,405)             (5,539)
  Acquisition of business (net of cash required)  . . . . . . . . . . . . . . .                                (32,905)
                                                                                          --------           ---------
    Net cash flows from investing activities  . . . . . . . . . . . . . . . . .             (6,405)            (38,444)
                                                                                          --------           ---------

Cash Flows From Financing Activities:
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (6,125)             (5,348)
  Net borrowings (repayments) of long-term debt . . . . . . . . . . . . . . . .            (20,138)             21,500
  Decrease in accrued interest  . . . . . . . . . . . . . . . . . . . . . . . .               (396)                (21)
                                                                                          --------           ---------
     Net cash flows from financing activities   . . . . . . . . . . . . . . . .            (26,659)             16,131
                                                                                          --------           ---------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . .                829              (3,433)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .              5,937               6,288
                                                                                          --------           ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .           $  6,766           $   2,855
                                                                                          ========           =========

                                         Supplemental Disclosure of Cash Flow Information
                                         ------------------------------------------------

Cash paid during the period for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   8,254           $   7,192
  Taxes (including foreign) . . . . . . . . . . . . . . . . . . . . . . . . . .             13,354              10,913





- ---------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Acquisition

     Pursuant to the requirements of the Securities and Exchange Commission, the January 22, 1988 acquisition of the initial six businesses comprising IDEX Corporation ("IDEX" or the "Company") was not accounted for as a purchase transaction. Consequently, the accounting for the acquisition does not reflect any adjustment of the carrying value of the assets and liabilities to their fair values at the time of the acquisition. Accordingly, the total shareholders' equity of IDEX at June 30, 1996 and December 31, 1995 includes a charge of $96.5 million which represents the excess of the purchase price over the book value of the subsidiaries purchased at the date of the acquisition.

2.   (a) Significant Accounting Policies

     In the opinion of management, the unaudited information presented as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 reflects all adjustments necessary, which consist only of normal recurring adjustments, for a fair presentation of the interim periods.

     (b) Earnings Per Share

     Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding using the treasury stock method.

3.   Inventories

     The components of inventories as of June 30, 1996 and December 31, 1995 were (000's omitted):

                                                                                  June 30,            December 31,
                                                                                  1996                   1995
                                                                              ------------           -------------
                                                                              (unaudited)
Inventories
     Raw materials and supplies                                                  $ 12,807                 $ 13,978
     Work in process                                                               13,311                   15,434
     Finished goods                                                                67,746                   71,640
                                                                                ---------                ---------
       Totals                                                                   $  93,864                 $101,052
                                                                                =========                 ========

     Those inventories which were carried on a LIFO basis amounted to $55,418 and $57,409 at June 30, 1996 and December 31, 1995, respectively. The excess of current cost over LIFO inventory value and the impact on earnings of using the LIFO method are not material.

4.   Common and Preferred Stock

     The Company had five million shares of preferred stock authorized but unissued at June 30, 1996 and December 31, 1995.

5.   Subsequent Events

     On July 17, 1996, IDEX entered into a multi-currency Third Amended and Restated Credit Agreement ("Amended U.S. Credit Agreement") increasing the maximum availability to $250 million along with making certain adjustments to the interest rate structure. The availability under the Amended U.S. Credit Agreement declines in stages commencing July 1, 1999 to $200 million on July 1, 2000. Any amount outstanding at July 1, 2001 becomes due at that date. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate, or at LIBOR plus an applicable margin.

     On July 29, 1996, IDEX purchased certain assets and assumed certain liabilities of Fluid Management L.P. for approximately $137 million. The purchase price was financed through a borrowing of $135 million under the Amended U.S. Credit Agreement and the issuance of 75,700 shares of IDEX Common Stock.

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

     IDEX's orders, sales, net income and earnings per share in the second quarter of 1996 were the highest of any second quarter in its history.
Business conditions have shown more modest growth this year than in the first half of 1995. Incoming orders in the 1996 second quarter increased 6% over the same quarter of 1995, which was IDEX's previous record second quarter. Sales in the second quarter of 1996 increased 3% over the same quarter of last year, as sales in the core businesses decreased 5%, while the inclusion of Micropump (acquired May 1995) and Lukas (acquired October 1995) added 8% to the volume increase. Shipments in the quarter outpaced incoming orders by $2.9 million, and backlogs declined accordingly, but remain at IDEX's typical operating level of about 1.4 months' sales. This low level of backlog allows IDEX to provide excellent customer service, but also means that changes in orders are felt quickly in operating results.

     Clearly, growth in the U.S. and Europe is more sluggish this year than last. Nevertheless, with the Company's strong market position, new product emphasis, international presence, and the integration of recent acquisitions, including the Fluid Management acquisition, IDEX's prospects are quite good. The second quarter provided a difficult comparison with the prior year because of IDEX's all-time record earnings in the three months ended June 30, 1995, following a surge in orders across the company. Based on current conditions and barring unforeseen circumstances, IDEX expects operating results in each of the third and fourth quarters will improve from those of the same quarters last year, and the Company will again set new records in sales, net income, and earnings per share in 1996.

Cautionary Statement Under the Private Securities Litigation Reform Act

     Demand for the company's products is cyclical in nature and subject to changes in general market conditions that affect demand. The Company's customers operate primarily in industries that are affected by changes in economic conditions, which in turn can affect orders. The Company operates without significant order backlogs. As a result, economic slowdowns could quickly have an adverse effect on the Company's performance. In addition, the Company's operating forecasts and budgets are based upon detailed assumptions, which it believes are reasonable, but inherent difficulties in predicting the impact of certain factors may cause actual results to differ materially from the forward-looking statements set forth above. These factors include, but are not limited to the following: The Company's utilization of its capacity and the impact of capacity utilization on costs; developments with respect to contingencies such as environmental matters and litigation; labor market conditions and raw materials costs; levels of industrial activity and economic conditions in the U.S. and other countries around the world and levels of capital spending in certain industries, all of which have a material influence on order rates: the relationship of the dollar to other currencies; interest rates; the Company's ability to integrate and operate acquired businesses on a profitable basis; and, other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                (000'S OMITTED)



For the Second Quarter Ended June 30,                                            1996                    1995
                                                                              ----------              ----------
                                                                                         (UNAUDITED)
Fluid Handling Group (1)  . . . . . . . . . . . . . . . . . . . . . .
     Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 96,513                $ 91,426
     Income from operations   . . . . . . . . . . . . . . . . . . . .             20,580                  19,761
     Operating margin   . . . . . . . . . . . . . . . . . . . . . . .               21.3%                   21.6%
     Depreciation and amortization  . . . . . . . . . . . . . . . . .           $  4,179                $  3,423
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . .              2,468                   2,258

Industrial Products Group (1)
     Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 34,712                $ 35,870
     Income from operations   . . . . . . . . . . . . . . . . . . . .              5,143                   5,822
     Operating margin   . . . . . . . . . . . . . . . . . . . . . . .               14.8%                   16.2%
     Depreciation and amortization  . . . . . . . . . . . . . . . . .                829                $    722
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . .           $  1,248                   1,024

Company
     Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $131,169                $127,203
     Income from operations   . . . . . . . . . . . . . . . . . . . .             23,737                  23,147
     Operating margin   . . . . . . . . . . . . . . . . . . . . . . .               18.1%                   18.2%
     Depreciation and amortization (2)  . . . . . . . . . . . . . . .           $  5,046                $  4,160
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . .              3,716                   3,283


     (1) Group income from operations excludes net unallocated corporate operating expenses.

     (2)   Excludes amortization of debt issuance expenses.

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                (000'S OMITTED)



For the Six Months Ended June 30,                                                1996                    1995
                                                                              ----------              ----------

                                                                                           (UNAUDITED)
Fluid Handling Group (1)  . . . . . . . . . . . . . . . . . . . . . .
     Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $193,130                $172,953
     Income from operations   . . . . . . . . . . . . . . . . . . . .             40,373                  36,668
     Operating margin   . . . . . . . . . . . . . . . . . . . . . . .                20.9%                    21.2%
     Depreciation and amortization  . . . . . . . . . . . . . . . . .           $  8,482                   6,625
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . .              3,798                   3,599

Industrial Products Group (1)
     Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 72,040                $ 71,030
     Income from operations   . . . . . . . . . . . . . . . . . . . .             11,023                  11,712
     Operating margin   . . . . . . . . . . . . . . . . . . . . . . .                15.3%                    16.5%
     Depreciation and amortization  . . . . . . . . . . . . . . . . .           $  1,680                $  1,563
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . .              2,588                   1,919

Company
     Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $265,055                $243,783
     Income from operations   . . . . . . . . . . . . . . . . . . . .             47,153                  43,621
     Operating margin   . . . . . . . . . . . . . . . . . . . . . . .               17.8%                   17.9%
     Depreciation and amortization (2)  . . . . . . . . . . . . . . .           $ 10,236                $  8,218
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . .              6,405                   5,539


(1) Group income from operations excludes net unallocated corporate operating expenses.

(2)   Excludes amortization of debt issuance expenses.

Results of Operations

     For purposes of this discussion and analysis section, reference is made to the tables on the preceding pages 8 and 9 and the Company's Statements of Consolidated Operations included in the Financial Statement section. IDEX consists of two business segments: Fluid Handling and Industrial Products.

Performance in the Second Quarter Ended June 30, 1996 Compared to 1995

     Sales in the second quarter of 1996 were $131.2 million, and increased by 3 percent over $127.2 million in the corresponding period of 1995.

     Fluid Handling Group sales of $96.5 million in the three months ended June 30, 1996 increased by $5.1 million, or 6% over the same period in 1995, due to the inclusion of recent acquisitions, Micropump (May, 1995) and Lukas (October, 1995). Sales outside the U.S. increased to 38% of total Fluid Handling Group sales in the second quarter of 1996 from 33% in the comparable 1995 period due to the inclusion of Lukas, based in Germany, and the U.K. - based operations of Micropump.

     Second quarter 1996 sales in the Industrial Products Group of $34.7 million decreased $1.2 million, or 3%, from the same quarter of last year due to lower worldwide demand for higher-ticket capital goods, particularly metal fabrication equipment. Shipments outside the U.S. were 39% of total sales in the Industrial Products Group in the second quarter of 1996, down from 42% in the comparable 1995 period.

     Income from operations increased $.6 million or 3% to $23.7 million in the three months ended June 30, 1996 from $23.1 million in 1995's second quarter. Second quarter 1996 operating margins of 18.1% were just about the same as the 18.2% recorded in last year's record second quarter. In the Fluid Handling Group, income from operations of $20.6 million and operating margin of 21.3% in the three-month 1996 period compare to the $19.8 million and 21.6% recorded in 1995. The slight operating margin decline resulted from the inclusion of recent acquisitions whose operating margins, as expected, were somewhat lower than the other units in the Group and whose profits were further affected by purchase accounting adjustments. Income from operations in the Industrial Products Group of $5.1 million in the second quarter of 1996 declined $.7 million from the $5.8 million in 1995. Operating margin of 14.8% in the 1996 second quarter decreased from the 16.2% achieved in 1995 due primarily to volume-related profit declines associated with lower sales of metal fabrication equipment.

     Interest expense increased to $4.1 million in the second quarter of 1996 from $3.9 million in the 1995 period because of additional borrowings under the credit agreements for the acquisitions of Micropump and Lukas.

     The provision for income taxes remained the same at $6.9 million in the three months ended June 30, 1996 and 1995. The effective tax rate decreased to 35.3% in the 1996 period from 36.0% in the corresponding period of 1995.

     Net income of $12.7 million in the second quarter of 1996 was 3% higher than the net income of $12.3 million in same period of 1995. Record earnings per share of 64 cents in this year's second quarter improved 2% from the 63 cents earned in the same quarter of last year, which was the previous all-time high for any quarter in IDEX's history.

Performance in the Six Months Ended June 30, 1996 Compared to 1995

     In the six months ended June 30, 1996, IDEX had record sales of $265.1 million, up 9% from last year's previous record of $243.8 million. Overall growth was dampened by those businesses that produce or sell to manufacturers of higher-ticket capital goods. Specifically, Strippit, which produces metal fabrication equipment; Vibratech, which serves the heavy-duty truck engine market; and Lubriquip, which makes centralized lubrication systems for machinery, have experienced sales declines this year. On an overall basis, sales in the base businesses were essentially flat with last year, with acquisitions accounting for the volume increases. International sales accounted for 38% of the total in the 1996 first half, up from 35% last year. Incoming orders in the first six months totaled $261.9 million, almost equivalent to sales, and backlogs at June 30 were at a typical 1.4 months' sales.

     Fluid Handling Group sales of $193.1 million increased $20.2 million, or 12%, due to the inclusion of the recently acquired Micropump and Lukas operations. Sales outside the U.S. increased to 38% of total Fluid Handling Group sales in the first six months of 1996 from 32% in the comparable 1995 period due to the inclusion of Lukas, based in Germany, the U.K. - based operations of Micropump, and stronger worldwide demand for products of the Group's core businesses.

     First half 1996 sales in the Industrial Products Group of $72.0 million increased $1.0 million, or 1%, over the same period of last year due to higher customer demand for banding and clamping devices and sign mounting systems, offset by lower worldwide shipments of metal fabrication equipment. Shipments outside the U.S. were 38% of total sales in the Industrial Products Group in the six-month 1996 period, down slightly from 39% in the comparable 1995 period.

     Income from operations increased $3.5 million or 8% to $47.2 million in the six months ended June 30, 1996 from $43.6 million in 1995's first half. Six-month 1996 operating margins of 17.8% were just about the same as the 17.9% posted in last year's record first six months. In the Fluid Handling Group, income from operations of $40.4 million and operating margin of 20.9 % in the first six months of 1996 compare to the $36.7 million and 21.2% recorded in 1995. The slight operating margin decline resulted from the inclusion of recent acquisitions whose operating margins, as expected, were somewhat lower than the other units in the Group and whose profits were further affected by purchase accounting adjustments. Income from operations in the Industrial Products Group of $11.0 million in the six-month 1996 period was down $.7 million from the $11.7 million in 1995. Operating margin of 15.3% in the 1996 first half decreased from the 16.5% achieved in 1995 because of volume-related profit declines at the Company's Strippit operations.

     Interest expense increased to $8.3 million in the first half of 1996 from $7.6 million in the 1995 period because of additional borrowings under the credit agreements for the acquisitions of Micropump and Lukas.

     The provision for income taxes increased to $13.9 million in the six months ended June 30, 1996 from $13.0 million in the comparable 1995 period. The effective tax rate decreased slightly to 35.9% in 1996 from 36.0% in 1995.

     Record net income of $24.9 million in the first six months of 1996 was 8% higher than the net income of $23.1 million in the same period of 1995. Earnings per share amounted to $1.26 in 1996's first half, a new all-time high, which was 8% higher than the $1.17 recorded in the year-ago period.

Liquidity and Capital Resources

     At June 30, 1996, IDEX's working capital was $107.4 million and its current ratio was 2.5 to 1. Internally generated funds were adequate to fund capital expenditures of $6.4 million and $5.5 million, and dividends on common stock of $6.1 million and $5.3 million, for the six months ended June 30, 1996 and 1995, respectively. The capital expenditures were generally for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term. During the six months ended June 30, 1996 and 1995, depreciation and amortization expense, excluding amortization of debt issuance expenses, was $10.2 million and $8.2 million, respectively.

     At June 30, 1996, the maximum amount available under the U.S. Credit Agreement was $150 million, of which $75 million was being used. On July 17, 1996, IDEX entered into an Amended U.S. Credit Agreement increasing the maximum amount available to $250 million along with making certain adjustments to the interest rate structure. The availability under the Amended U.S. Credit Agreement declines in stages commencing July 1, 1999 to $200 million on July 1, 2000. Any amount outstanding at July 1, 2001 becomes due at that date. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate, or at LIBOR plus an applicable margin. At June 30, 1996, that applicable margin was 35 basis points. In addition, a facility fee is payable quarterly on the entire $250 million available under the Amended U.S. Credit Agreement. At June 30, 1996, the applicable facility fee percentage was 15 basis points.

     The maximum amount available at June 30, 1996 under the Company's German Credit Agreement was DM 52.5 million ($34.5 million), of which DM 50.0 million ($32.8 million) was being used. The availability under the Company's German Credit Agreement declines in stages from DM 52.5 million to DM 31.3 million at November 1, 2000. Any amount outstanding at November 1, 2001 becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus 100 basis points.

     IDEX believes it will generate sufficient cash flow from operations to meet its operating requirements, interest and scheduled amortization payments under both the Amended U.S. Credit Agreement and the German Credit Agreement, interest and principal payments on the Senior Subordinated Notes, approximately $14 million of planned capital expenditures and $12 million of annual dividend payments to holders of common stock in 1996. From commencement of operations in January 1988 until June 30, 1996, IDEX has borrowed $277 million under the credit agreements to complete nine acquisitions. During this same period, IDEX generated, principally from operations, cash flow of $259 million to reduce its indebtedness. In the event that suitable businesses or assets are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

     On July 29, 1996 IDEX acquired Fluid Management, a Wheeling, Illinois-based manufacturer of color formulation equipment for paints, coatings, inks and dyes for approximately $137 million. Fluid Management, which also has operations in the Netherlands, Germany and Australia, is the world's leading producer of this type of equipment, with annual sales of approximately $90 million. The acquisition was accounted for using the purchase method of accounting and was financed through a $135 million borrowing under the Amended U.S. Credit Agreement and the issuance of 75,700 shares of IDEX common stock.

                          PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings.     None.

Item 2.       Changes in Securities.     Not Applicable.

Item 3.       Defaults upon Senior Securities.     None.

Item 4.       Submission of Matters to a Vote of Security Holders.     None.

Item 5.       Other Information.

                  On July 29, 1996, IDEX Corporation ("IDEX"), through its newly formed subsidiary Fluid Management, Inc. ("FM"), a Delaware Corporation, purchased certain assets and assumed certain liabilities of Fluid Management Limited Partnership ("FMLP") and certain related entities for approximately $137 million. The purchase price, arrived at through arms-length negotiations between IDEX and the partners of FMLP, is subject to an adjustment equal to the difference between certain targets provided in the contract and the amounts at closing. The purchase price was financed through a $135 million borrowing under IDEX's amended U.S. bank revolving credit facility with Bank of America Illinois as agent for the participating banks, and through the issuance of 75,700 shares of IDEX common stock.

                  The assets acquired from FMLP include trade accounts receivable, inventory, machinery and equipment comprising substantially all of FMLP's assets used in its business of manufacturing color formulation equipment for paints, coatings, inks, colorants and dyes. IDEX intends to operate the acquired assets in the same business in which FMLP operated.

                  It is impracticable, at this time, to provide the required financial statements and pro forma information for FM. Therefore, the required financial statements and pro forma information has not been included in this form 10-Q report. The required financial statements and pro forma financial information will be filed under cover of a report on Form 8K within 60 days.

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





                                                   IDEX CORPORATION




August 12, 1996                                /s/Wayne P. Sayatovic
                                                  Wayne P. Sayatovic
                                                  Senior Vice President -
                                                  Finance, Chief Financial
                                                  Officer and Secretary
                                                  (Duly Authorized and Principal
                                                   Financial Officer)

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                                                  DESCRIPTION                                              PAGE
     -------                                                 -----------                                              ----
        *2.1      Asset Purchase Agreement dated July 26, 1996 between IDEX and Fluid Management Limited Partnership, Fluid
                  Management U.S., L.L.C., Fluid Management Service, Inc., Fluid Management Canada, L.L.C., Fluid Management
                  France SNC, FM International, Inc., Fluid Management Europe B.V.

                  A copy of the omitted schedules will be furnished to the Commission upon request.

         3.1      Restated Certificate of Incorporation of IDEX (formerly HI, Inc.) (incorporated by reference to
                  Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX Corporation, et al.,
                  Registration No. 33-21205, as filed on April 21, 1988).

      3.1(a)      Amendment to Restated Certificate of Incorporation of IDEX (formerly HI, Inc.), as amended
                  (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form 10-Q
                  for the quarter ended March 31, 1996, Commission File No. 1-10235).


         3.2      Amended and Restated By-Laws of IDEX (incorporated by reference to Exhibit No. 3.2 to Post-
                  Effective Amendment No. 2 to the Registration Statement on Form S-1 of IDEX Corporation, et al.,
                  Registration No. 33-21205, as filed on July 17, 1989).

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

      4.2(a)      First Supplemental Indenture dated as of December 22, 1995 among IDEX and the Subsidiaries named therein and Fleet National Bank of Connecticut (formerly known as The Connecticut National
                  Bank), a national banking association, as trustee (incorporated by reference to Exhibit No.
                  4.2(a) to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1995,
                  Commission File No. 1-10235).

     *4.2(b)      Second Supplemental Indenture dated as of July 29, 1996 among IDEX and the Subsidiaries named therein and Fleet National Bank (formerly known as Fleet National Bank Connecticut), a national banking association, as trustee.


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

        *4.5      Third Amended and Restated Credit Agreement dated as of July 17, 1996 among IDEX, Bank of
                  America Illinois, as Agent, and other financial institutions named therein.

     Exhibit
     Number                                                  Description                                              Page
     -------                                                 -----------                                              ----

        *4.6      Amended and Restated Pledge Agreement dated as of July 17, 1996 by IDEX in favor of the Agent and
                  Banks.

     *4.6(a)      Supplement No. 1 to the Amended and Restated Pledge Agreement dated as of August 5, 1996 by IDEX in favor of the Agent and Banks.

        *4.7      Amended and Restated Subsidiary Guaranty Agreement dated as of July 17, 1996 by the Subsidiaries named therein in favor of the Agent and Banks.

     *4.7(a)      Supplement No. 1 to the Amended and Restated Subsidiary Guaranty Agreement dated as of August 5,
                  1996 by FMI Management Company in favor of the Agent and Banks.

     *4.7(b)      Supplement No. 2 to the Amended and Restated Subsidiary Guaranty Agreement dated as of August 5,
                  1996 by Fluid Management, Inc. in favor of the Agent and Banks.

        *4.8      Registration Rights Agreement dated as of July 29, 1996 between IDEX and Mitchell H. Saranow.


     Exhibit
     Number                                                  Description                                              Page
     -------                                                 -----------                                              ----
      **10.1      Amended and Restated Employment Agreement between IDEX and Donald N. Boyce, dated as of January
                  22, 1988 (incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registration
                  Statement on Form S-1 of IDEX Corporation, Registration No. 33-28317, as filed on June 1, 1989).

   **10.1(a)      First Amendment to the Amended and Restated Employment Agreement between IDEX and Donald N.
                  Boyce, dated as of January 13, 1993 (incorporated by reference to Exhibit No. 10.5(a) to the
                  Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission File
                  No. 1-10235).


   **10.1(b)      Second Amendment to the Amended and Restated Employment Agreement between IDEX and Donald N.
                  Boyce, dated as of September 27, 1994 (incorporated by reference to Exhibit No. 10.5(b) to the
                  Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, Commission File
                  No. 1-10235).

      **10.2      Amended and Restated Employment Agreement between IDEX and Wayne P. Sayatovic, dated as of
                  January 22, 1988 (incorporated by reference to Exhibit No. 10.17 to Amendment No. 1 to the
                  Registration Statement on Form S-1 of IDEX Corporation, Registration No. 33-28317, as filed on
                  June 1, 1989).


   **10.2(a)      First Amendment to the Amended and Restated Employment Agreement between IDEX and Wayne P.
                  Sayatovic, dated as of January 13, 1993 (incorporated by reference to Exhibit No. 10.6(b) to the
                  Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994, commission File
                  No. 1-10235).

      **10.3      Employment Agreement between IDEX and Frank J. Hansen dated as of August 1, 1994 (incorporated by reference to Exhibit No.10.7 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-10235).

   **10.3(a)      First Amendment to the Employment Agreement between IDEX and Frank J. Hansen, dated as of
                  September 27, 1994 (incorporated by reference to Exhibit No. 10.7(a) to the Annual Report of
                  IDEX on Form 10-K for the fiscal year ending December 31, 1994, Commission File No. 1-10235).

     Exhibit
     Number                                                  Description                                              Page
     -------                                                 -----------                                              ----
      **10.4      Employment Agreement between IDEX and Jerry N. Derck, dated as of September 27, 1994
                  (incorporated by reference to Exhibit No. 10.8 to the Annual Report of IDEX on Form 10-K for the
                  fiscal year ending December 31, 1994, Commission File No. 1-10235).


      **10.5      Management Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.21 to
                  Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation, Registration No.
                  33-28317, as filed on June 1, 1989).

   **10.5(a)      Amended Management Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.9(a)
                  to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission
                  File No. 1-10235).

      **10.6      Form of Indemnification Agreement (incorporated by reference to Exhibit No. 10.23 to the
                  Registration Statement on Form S-1 of IDEX Corporation, Registration No. 33-28317, as filed on
                  April 26, 1989).


      **10.7      Form of Shareholder Purchase and Sale Agreement (incorporated by reference to Exhibit No. 10.24 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation, Registration
                  No. 33-28317, as filed on June 1, 1989).

      **10.8      Revised Form of IDEX Stock Option Plan for Outside Directors (incorporated by reference to
                  Exhibit No. 10.22(a) to Post-Effective Amendment No. 4 to the Registration Statement on Form S-1
                  of IDEX Corporation, et al., Registration No. 33-21205, as filed on March 2, 1990).

      **10.9      Amendment to the IDEX Stock Option Plan for Outside Directors, adopted by resolution of the
                  Board of Directors dated as of January 28, 1992 (incorporated by reference to Exhibit No.
                  10.21(a) of the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992,
                  Commission File No. 1-102351).


     **10.10      Non-Qualified Stock Option Plan for Non-Officer Key Employees of IDEX (incorporated by reference to Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K for the fiscal year ending
                  December 31, 1992, Commission File No. 1-102351).

     **10.11      Non-Qualified Stock Option Plan for Officers of IDEX (incorporated by reference to Exhibit No.
                  10.16 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992,
                  Commission File No. 1-102351).

     **10.12      IDEX Supplemental Executive Retirement Plan (incorporated by reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1992, Commission
                  File No. 1-102351).


     **10.13      1996 Stock Plan for Officers of IDEX (incorporated by reference to Exhibit No. 10.18 to the
                  Quarterly Report of IDEX Corporation on Form 10-Q for the Quarter ended March 31, 1996,
                  Commission File No. 1-10235).

     Exhibit
     Number                                                  Description                                              Page
     -------                                                 -----------                                              ----
       10.14      Amended and Restated IDEX Directors Deferred Compensation Plan (incorporated by reference to
                  Exhibit No. 10.19 to the Quarterly Report of IDEX Corporation on Form 10-Q for the Quarter ended
                  March 31, 1996, Commission File No. 1-10235).

         *27      Financial Data Schedule.


                  Revolving Credit Facility, dated as of September 29, 1995, between Dunja Verwaltungsgesellschaft mbH and Bank of America NT & SA, Frankfurt Branch (a copy of the agreement will be furnished to the Commission upon request).




- ---------------
 *Filed herewith.
**Management contract or compensatory plan or arrangement.