Form 10-Q
period 1996-09-30
IDEX CORP /DE/
filed 1996-11-14
CIK 832101

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the quarter ended September 30, 1996

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from            to
                                      ----------    ----------

                         Commission file number 1-10235
                                                -------

                               IDEX Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             36-3555336
-----------------------------------                       ----------------------
  State or other jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization                             Identification No.)

        630 Dundee Road
      Northbrook, Illinois                                          60062
-----------------------------------                       ----------------------
      (Address of principal                                       (Zip Code)
       Executive Offices)

Registrant's telephone number, including area code (847) 498-7070
                                                   --------------

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
Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of November 12, 1996: 19,273,086 shares.

Documents Incorporated by Reference: None.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,        DECEMBER 31
                                                                                           1996                1995
                                                                                      -------------        -----------
                                                                                                 (UNAUDITED)
ASSETS
  Current assets
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .           $  4,133            $  5,937
    Receivables - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             83,520              70,338
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            103,151             101,052
    Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5,934               7,045
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,646               1,527
                                                                                          --------            --------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .            199,384             185,899
  Property, plant and equipment - net . . . . . . . . . . . . . . . . . . . . .            103,872              91,278
  Intangible assets - net . . . . . . . . . . . . . . . . . . . . . . . . . . .            283,682             184,217
  Other non-current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .              5,200               4,728
                                                                                          --------            --------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $592,138            $466,122
                                                                                          ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
    Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 37,253            $ 36,846
    Dividends payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,082               3,061
    Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             48,001              42,901
                                                                                          --------            --------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . .             88,336              82,808
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            297,113             206,184
  Other non-current liabilities . . . . . . . . . . . . . . . . . . . . . . . .             23,579              26,185
                                                                                          --------            --------
      Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .            409,028             315,177
                                                                                          --------            --------

  Shareholders' equity
    Common stock, par value $.01 per share;
      Shares authorized:
        1996:   75,000,000
        1995:   50,000,000
      Shares issued and outstanding:
        1996:   19,269,391
        1995:   19,130,284  . . . . . . . . . . . . . . . . . . . . . . . . . .                193                 191
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .             89,476              86,118
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             95,217              67,729
  Accumulated translation adjustment  . . . . . . . . . . . . . . . . . . . . .             (1,776)             (3,093)
                                                                                          --------            --------
    Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .            183,110             150,945
                                                                                          --------            --------
      Total liabilities and shareholders' equity  . . . . . . . . . . . . . . .           $592,138            $466,122
                                                                                          ========            ========

_________________________________________
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



For the Third Quarter Ended September 30,                                                   1996                 1995
                                                                                          --------             --------
                                                                                                 (UNAUDITED)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $140,864             $116,807
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             86,496               71,910
                                                                                          --------             --------

Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             54,368               44,897
Selling, general and administrative expenses  . . . . . . . . . . . . . . . . .             28,799               23,414
Goodwill amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,823                1,114
                                                                                          --------             --------

Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             23,746               20,369
Other income - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 42                  218
                                                                                          --------             --------

Income before interest expense and income taxes . . . . . . . . . . . . . . . .             23,788               20,587
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5,246                4,061
                                                                                          --------             --------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .             18,542               16,526
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .              6,713                5,845
                                                                                          --------             --------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 11,829             $ 10,681
                                                                                          ========             ========

Earnings per common share . . . . . . . . . . . . . . . . . . . . . . . . . . .           $    .60             $    .54
                                                                                          ========             ========

Weighted average common shares outstanding  . . . . . . . . . . . . . . . . . .             19,823               19,841
                                                                                          ========             ========




---------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



For the Nine Months Ended September 30,
                                                                                           1996                  1995
                                                                                          --------             --------
                                                                                                 (UNAUDITED)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $405,919             $360,590
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            248,834              221,447
                                                                                          --------             --------

Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            157,085              139,143
Selling, general and administrative expenses  . . . . . . . . . . . . . . . . .             81,899               72,029
Goodwill amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,287                3,124
                                                                                          --------             --------

Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             70,899               63,990
Other income (expense) - net  . . . . . . . . . . . . . . . . . . . . . . . . .                (12)                 268
                                                                                          --------             --------

Income before interest expense and income taxes . . . . . . . . . . . . . . . .             70,887               64,258
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13,537               11,668
                                                                                          --------             --------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .             57,350               52,590
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .             20,646               18,828
                                                                                          --------             --------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 36,704             $ 33,762
                                                                                          ========             ========

Earnings per common share . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   1.85             $   1.71
                                                                                          ========             ========

Weighted average common shares outstanding  . . . . . . . . . . . . . . . . . .             19,815               19,713
                                                                                          ========             ========





---------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (unaudited)


                                      COMMON STOCK                              ACCUMULATED              TOTAL
                                     AND ADDITIONAL          RETAINED           TRANSLATION          SHAREHOLDERS'
                                     PAID-IN CAPITAL         EARNINGS            ADJUSTMENT              EQUITY
                                     ---------------         --------            ----------          -------------
Balance:
  December 31, 1995 . . . . . . . .      $86,309             $67,729             $(3,093)              $150,945

Issuance of 75,700 shares
  of common stock . . . . . . . . .        2,270                                                          2,270

Stock options exercised . . . . . .        1,090                                                          1,090

Unrealized translation adjustment .                                                1,317                  1,317

Cash dividends on common
stock ($.48 per share)  . . . . . .                           (9,216)                                   ( 9,216)

Net income  . . . . . . . . . . . .
                                                              36,704                                     36,704
                                         -------             -------             -------               --------
Balance:
  September 30, 1996  . . . . . . .      $89,669             $95,217             $(1,776)              $183,110
                                         =======             =======             =======               ========





---------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)


For the Nine Months Ended September 30,                                                     1996                1995
                                                                                         ---------            --------
                                                                                                    (UNAUDITED)
Cash Flows From Operating Activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  36,704            $ 33,762
  Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10,740               8,616
     Amortization of intangibles  . . . . . . . . . . . . . . . . . . . . . . .              5,675               3,963
     Amortization of debt issuance expenses   . . . . . . . . . . . . . . . . .                475                 467
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .              2,532                 232
     (Increase) decrease in receivables   . . . . . . . . . . . . . . . . . . .              3,360              (1,061)
     (Increase) decrease in inventories   . . . . . . . . . . . . . . . . . . .             13,499             (10,312)
     Increase (decrease) in trade accounts payable  . . . . . . . . . . . . . .             (6,553)                785
     Increase (decrease) in accrued expenses  . . . . . . . . . . . . . . . . .             (3,345)                225
     Other transactions - net   . . . . . . . . . . . . . . . . . . . . . . . .               (160)               (108)
                                                                                         ---------            --------
       Net cash flows from operating activities   . . . . . . . . . . . . . . .             62,927              36,569
                                                                                         ---------            --------

Cash Flows From Investing Activities:
  Additions to property, plant and equipment  . . . . . . . . . . . . . . . . .             (9,310)             (9,601)
  Acquisition of business (net of cash acquired)  . . . . . . . . . . . . . . .           (137,395)            (32,905)
                                                                                         ---------            --------
    Net cash flows from investing activities  . . . . . . . . . . . . . . . . .           (146,705)            (42,506)
                                                                                         ---------            --------

Cash Flows From Financing Activities:
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (9,195)             (8,019)
  Net borrowings of long-term debt  . . . . . . . . . . . . . . . . . . . . . .             91,720              12,500
  Decrease in accrued interest  . . . . . . . . . . . . . . . . . . . . . . . .               (551)             (1,605)
                                                                                         ---------            --------
     Net cash flows from financing activities   . . . . . . . . . . . . . . . .             81,974               2,876
                                                                                         ---------            --------

Net decrease in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1,804)             (3,061)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .              5,937               6,288
                                                                                         ---------            --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .          $   4,133            $  3,227
                                                                                         =========            ========

                      Supplemental Disclosure of Cash Flow Information
                      ------------------------------------------------

Cash paid during the period for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  13,442            $ 12,621
  Taxes (including foreign) . . . . . . . . . . . . . . . . . . . . . . . . . .             19,652              16,859





---------------
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Acquisition

     Pursuant to the requirements of the Securities and Exchange Commission, the January 22, 1988 acquisition of the initial six businesses comprising IDEX Corporation ("IDEX" or the "Company") was not accounted for as a purchase transaction. Consequently, the accounting for the acquisition does not reflect any adjustment of the carrying value of the assets and liabilities to their fair values at the time of the acquisition. Accordingly, the total shareholders' equity of IDEX at September 30, 1996 and December 31, 1995 includes a charge of $96.5 million which represents the excess of the purchase price over the book value of the subsidiaries purchased at the date of the acquisition.

2.   (a) Significant Accounting Policies

     In the opinion of management, the unaudited information presented as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 reflects all adjustments necessary, which consist only of normal recurring adjustments, for a fair presentation of the interim periods.

     (b) Earnings Per Share

     Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding using the treasury stock method.

3.   Inventories

     The components of inventories as of September 30, 1996 and December 31, 1995 were (000's omitted):

                                                  September 30,  December 31,
                                                      1996           1995
                                                    --------       --------
Inventories                                              (unaudited)
     Raw materials and supplies                     $ 18,515       $ 13,978
     Work in process                                  16,496         15,434
     Finished goods                                   68,140         71,640
                                                    --------       --------
       Totals                                       $103,151       $101,052
                                                    ========       ========

     Those inventories which were carried on a LIFO basis amounted to $68,225 and $57,409 at September 30, 1996 and December 31, 1995, respectively. The excess of current cost over LIFO inventory value and the impact on earnings of using the LIFO method are not material.

4.   Common and Preferred Stock

     The Company had five million shares of preferred stock authorized but unissued at September 30, 1996 and December 31, 1995.

5.   Long-Term Debt

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

6.   Acquisition of Fluid Management Limited Partnership

     On July 29, 1996, IDEX purchased substantially all of the net operating assets of Fluid Management Limited Partnership ("FMLP"), the leading worldwide manufacturer of dispensing and mixing equipment for paints, coatings, inks, colorants and dyes. The $138 million purchase price was financed through a $136 million borrowing under the Amended U.S. Credit Agreement and the issuance of 75,700 shares of IDEX common stock. The excess of the purchase price over the fair market value of net assets acquired of approximately $104.2 million will be amortized over 30 years. The acquisition has been accounted for by the purchase method of accounting. The liabilities assumed in connection with the acquisition of FMLP were as follows:

     Fair value of assets acquired                                    $ 51,553
     Cost in excess of net assets acquired                             104,226
     Cash paid for net assets of FMLP and related transaction costs   (136,100)
     Common stock issued in connection with the acquisition           (  2,270)
                                                                      --------
     Liabilities assumed                                              $ 17,409
                                                                      ========

     The unaudited pro forma consolidated results of operations of IDEX for the nine months ended September 30, 1996 and 1995, reflecting the allocation of the purchase price and related financing of the transactions would have been as follows (in thousands except per share amounts), assuming that the FMLP acquisition had occurred at the beginning of each of the respective periods.

                                                                                   1996                   1995
                                                                                 --------               --------
Net Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $454,230               $426,401

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            36,978                 35,824

Earnings per common share . . . . . . . . . . . . . . . . . . . . . . .             1.86                    1.81

        Fluid Management's financial performance for the period January 1 to July 29, 1996, prior to the acquisition by IDEX was adversely affected by volume-related profit declines in Europe, and startup costs associated with major new product introductions.

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

     IDEX's orders, sales, net income and earnings per share in the third quarter of 1996 were the highest of any third quarter in its history. Incoming orders in the 1996 third quarter increased 28% over the same quarter of 1995, while sales increased 21%. This year's third quarter results include two months of activity for Fluid Management, acquired in late July 1996, and a full quarter of activity for Lukas Hydraulik, acquired in the fourth quarter of last year. Without these acquisitions, incoming orders in the base businesses were up 9% and sales were up by about 3% over the third quarter of last year. New orders exceeded shipments by about $2.5 million in this year's third quarter, while backlogs were reduced by $5 million in last year's third quarter. Although backlogs increased slightly in this year's third quarter, they remain at IDEX's typical operating level of about 1- 1/2 months' sales. This low level of backlog allows IDEX to provide excellent customer service, but also means that changes in orders are felt quickly in operating results.

     The following forward looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. As expected, IDEX was able to achieve nice growth in earnings in the third quarter. With customarily small backlogs of about 1- 1/2 months' sales, near-term sales volume hinges on the incoming order pace. Based on current activity levels, IDEX continues to expect that new records will be achieved in sales, net income and earnings per share for the fourth quarter and for the full year 1996. Beyond that, IDEX is well situated to continue its progression by stressing new product development, market share growth, international expansion, operating improvements in recently acquired businesses, and by continuing its disciplined acquisition program as appropriate opportunities arise.

Cautionary Statement Under the Private Securities Litigation Reform Act

     Demand for the Company's products is cyclical in nature and subject to changes in general market conditions that affect demand. The Company's customers operate primarily in industries that are affected by changes in economic conditions, which in turn can affect orders. The Company operates without significant order backlogs. As a result, economic slowdowns could quickly have an adverse effect on the Company's performance. In addition, the Company's operating forecasts and budgets are based upon detailed assumptions, which it believes are reasonable, but inherent difficulties in predicting the impact of certain factors may cause actual results to differ materially from the forward-looking statements set forth above. These factors include, but are not limited to the following: the Company's utilization of its capacity and the impact of capacity utilization on costs; developments with respect to contingencies such as environmental matters and litigation; labor market conditions and raw materials costs; levels of industrial activity and economic conditions in the U.S. and other countries around the world and levels of capital spending in certain industries, all of which have a material influence on order rates; the relationship of the dollar to other currencies; interest rates; the Company's ability to integrate and operate acquired businesses on a profitable basis; and, other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                (000'S OMITTED)



For the Third Quarter Ended September 30,                                       1996                    1995
                                                                               --------               --------
                                                                                       (UNAUDITED)
Fluid Handling Group  . . . . . . . . . . . . . . . . . . . . . . . .
     Net sales (1)  . . . . . . . . . . . . . . . . . . . . . . . . .          $107,798               $ 85,130
     Income from operations (2)   . . . . . . . . . . . . . . . . . .            20,158                 16,649
     Operating margin   . . . . . . . . . . . . . . . . . . . . . . .              18.7%                  19.6%
     Depreciation and amortization  . . . . . . . . . . . . . . . . .          $  5,338               $  3,561
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . .             2,170                  1,439

Industrial Products Group
     Net sales (1)  . . . . . . . . . . . . . . . . . . . . . . . . .          $ 34,492               $ 31,739
     Income from operations (2)   . . . . . . . . . . . . . . . . . .             5,801                  5,328
     Operating margin   . . . . . . . . . . . . . . . . . . . . . . .              16.8%                  16.8%
     Depreciation and amortization  . . . . . . . . . . . . . . . . .          $    819               $    785
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . .               725                  2,644

Company
     Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $140,864               $116,807
     Income from operations   . . . . . . . . . . . . . . . . . . . .            23,746                 20,369
     Operating margin   . . . . . . . . . . . . . . . . . . . . . . .              16.9%                  17.4%
     Depreciation and amortization (3)  . . . . . . . . . . . . . . .          $  6,179               $  4,361
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . .             2,905                  4,062


     (1)   Group net sales include intersegment sales.

     (2) Group income from operations excludes net unallocated corporate operating expenses.

     (3)   Excludes amortization of debt issuance expenses.

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                (000'S OMITTED)



For the Nine Months Ended September 30,                                          1996                    1995
                                                                                --------               --------
                                                                                         (UNAUDITED)
Fluid Handling Group  . . . . . . . . . . . . . . . . . . . . . . . .
     Net sales (1)  . . . . . . . . . . . . . . . . . . . . . . . . .           $300,928               $258,083
     Income from operations (2)   . . . . . . . . . . . . . . . . . .             60,531                 53,317
     Operating margin   . . . . . . . . . . . . . . . . . . . . . . .               20.1%                  20.7%
     Depreciation and amortization  . . . . . . . . . . . . . . . . .           $ 13,850               $ 10,186
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . .              5,968                  5,038

Industrial Products Group
     Net sales (1)  . . . . . . . . . . . . . . . . . . . . . . . . .           $106,532               $102,769
     Income from operations (2)   . . . . . . . . . . . . . . . . . .             16,824                 17,040
     Operating margin   . . . . . . . . . . . . . . . . . . . . . . .               15.8%                  16.6%
     Depreciation and amortization  . . . . . . . . . . . . . . . . .           $  2,499               $  2,348
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . .              3,313                  4,563

Company
     Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $405,919               $360,590
     Income from operations   . . . . . . . . . . . . . . . . . . . .             70,899                 63,990
     Operating margin   . . . . . . . . . . . . . . . . . . . . . . .               17.5%                  17.7%
     Depreciation and amortization (3)  . . . . . . . . . . . . . . .           $ 16,415               $ 12,579
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . .              9,310                  9,601


     (1)   Group net sales include intersegment sales.

     (2) Group income from operations excludes net unallocated corporate operating expenses.

     (3)   Excludes amortization of debt issuance expenses.

Results of Operations

     For purposes of this discussion and analysis section, reference is made to the tables on the preceding pages 9 and 10 and the Company's Statements of Consolidated Operations included in the Financial Statement section. IDEX consists of two business segments: Fluid Handling and Industrial Products.

Performance in the Third Quarter Ended September 30, 1996 Compared to 1995

     Net sales for the three months ended September 30, 1996 were $140.9 million, a gain of 21% over $116.8 million in the third quarter of last year. International sales rose to 41% of the total in the third quarter from 35% in the same quarter last year.

     Fluid Handling Group sales of $107.8 million in the three months ended September 30, 1996 increased by $22.7 million, or 27%, over the same period in 1995, primarily due to the inclusion of recent acquisitions, Lukas (October
1995) and Fluid Management (late July 1996).  Sales outside the U.S.
increased to 40% of total Fluid Handling Group sales in the third quarter of 1996 from 34% in the comparable 1995 period primarily due to the inclusion of Lukas, based in Germany, and the international operations of Fluid Management.

     Third quarter 1996 sales in the Industrial Products Group of $34.5 million increased $2.8 million, or 9%, from the same quarter of last year due to higher demand in international markets. Shipments outside the U.S. were 42% of total sales in the Industrial Products Group in the third quarter of 1996, up from 36% in the comparable 1995 period.

     Income from operations increased $3.3 million, or 16%, to $23.7 million in the three months ended September 30, 1996 from $20.4 million in 1995's third quarter. Overall operating profit margins are usually lower in the third quarter because of vacations and plant shutdowns. IDEX's 16.9% operating profit margins in the third quarter of this year were down slightly from last year's third quarter margins of 17.4% because margins in the recently acquired Fluid Management business do not yet match those of the Company's base businesses.

     In the Fluid Handling Group, income from operations of $20.2 million and operating margins of 18.7% in the three-month 1996 period compared to the $16.6 million and 19.6% recorded in 1995. The slight operating margin decline resulted from the inclusion of recent acquisitions whose operating margins, as expected, were somewhat lower than the other units in the Group, and whose profits were further affected by purchase accounting adjustments. Income from operations in the Industrial Products Group of $5.8 million in the third quarter of 1996 rose $.5 million from $5.3 million in 1995. Operating margin of 16.8% for the Group in the 1996 third quarter equaled the margin achieved in the same 1995 period.

     Interest expense increased to $5.2 million in the third quarter of 1996 from $4.1 million in the comparable period last year because of additional borrowings under the credit agreements for the acquisitions of Lukas and Fluid Management.

     The provision for income taxes increased 16% to $6.7 million in the three months ended September 30, 1996 from $5.8 million in 1995. The effective tax rate increased to 36.2% in the 1996 period from 35.4% in the corresponding period of 1995 due to increased profit from international operations in higher tax jurisdictions.

     Net income of $11.8 million was 11% higher than the $10.7 million earned in the same period in 1995. Earnings per share in this year's third quarter amounted to 60 cents, also an 11% improvement over last year's 54 cents.

Performance in the Nine Months Ended September 30, 1996 Compared to 1995

     In the nine months ended September 30, 1996, IDEX had record sales of $405.9 million, up 13% from last year's previous record of $360.6 million. Sales in the base businesses were up about 1% from last year, with acquisitions accounting for 12% of the Company's sales growth. International sales accounted for 39% of the total in the first nine months of 1996, up from 34% last year and incoming orders totaled $402.8 million, within 1% of sales. Backlogs at September 30 were at a typical 1- 1/2 months' equivalent sales.

     Fluid Handling Group sales of $300.9 million increased $42.8 million, or 17%, primarily due to the inclusion of the recently acquired Micropump, Lukas and Fluid Management operations. Sales outside the U.S. increased to 39% of total Fluid Handling Group sales in the first nine months of 1996 from 32% in the comparable 1995 period due to the inclusion of Lukas, based in Germany, the U.K. operations of Micropump, the international operations of Fluid Management, and stronger worldwide demand for products of the Group's core businesses.

     Sales of $106.5 million in the first nine months of 1996 in the Industrial Products Group increased $3.7 million, or 4%, over the same period of last year due to higher customer demand for the Group's products. Shipments outside the U.S. were 39% of total sales in the Industrial Products Group in the nine-month 1996 period, up slightly from 38% in the comparable 1995 period.

     Income from operations increased $6.9 million, or 11%, to $70.9 million in the nine months ended September 30, 1996 from $64.0 million in the same 1995 period. Nine-month 1996 operating margins of 17.5% were slightly lower than the 17.7% posted last year. In the Fluid Handling Group, income from operations of $60.5 million and operating margin of 20.1% in the first nine months of 1996 compare to the $53.3 million and 20.7% recorded in 1995. The slight operating margin decline resulted from the inclusion of recent acquisitions whose operating margins, as expected, were somewhat lower than the other units in the Group and whose profits were further affected by purchase accounting adjustments. Income from operations of $16.8 million in the Industrial Products Group in the nine-month 1996 period was down $.2 million from the $17.0 million recorded in 1995. The Group's operating margin of 15.8% in 1996's first nine months decreased from the 16.6% achieved in 1995, because of margin declines at the Company's Strippit business unit.

     Interest expense increased to $13.5 million in the first nine months of 1996 from $11.7 million in the 1995 period because of additional borrowings under the credit agreements for the acquisitions of Micropump, Lukas and Fluid Management.

     The provision for income taxes increased to $20.6 million in the nine months ended September 30, 1996 from $18.8 million in the comparable 1995 period. The effective tax rate increased slightly to 36.0% in 1996 from 35.8% in 1995.

     Record net income of $36.7 million improved by 9% over the $33.8 million in the same period last year, and record earnings per share of $1.85 in this year's first three quarters compared with $1.71 earned in last year's nine-month period.

Liquidity and Capital Resources

     At September 30, 1996, IDEX's working capital was $111.0 million and its current ratio was 2.3 to 1. Internally generated funds were adequate to fund capital expenditures of $9.3 million and $9.6 million, and dividends on common stock of $9.2 million and $8.0 million, for the nine months ended September 30, 1996 and 1995, respectively. The capital expenditures were generally for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term. During the nine months ended September 30, 1996 and 1995, depreciation and amortization expense, excluding amortization of debt issuance expenses, was $16.4 million and $12.6 million, respectively.

      On July 17, 1996, IDEX entered into an Amended U.S. Credit Agreement increasing the maximum amount available to $250 million and making certain adjustments to the interest rate structure. At September 30, 1996, $186 million was borrowed under this facility. The availability under the Amended U.S. Credit Agreement declines in stages commencing July 1, 1999 to $200 million on July 1, 2000. Any amount outstanding at July 1, 2001 becomes due at that date. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate, or at LIBOR plus an applicable margin. At September 30, 1996, that applicable margin was 62.5 basis points. In addition, a facility fee is payable quarterly on the entire $250 million available under the Amended U.S. Credit Agreement. At September 30, 1996, the applicable facility fee percentage was 20 basis points.

     The maximum amount available at September 30, 1996 under the Company's German Credit Agreement was DM 52.5 million ($35.4 million), of which DM 50.0 million ($33.7 million) was being used. The availability under the Company's German Credit Agreement declines in stages to DM 31.3 million at November 1, 2000. Any amount outstanding at November 1, 2001 becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus 100 basis points.

     IDEX believes it will generate sufficient cash flow from operations to meet its operating requirements, interest and scheduled amortization payments under both the Amended U.S. Credit Agreement and the German Credit Agreement, interest and principal payments on the Senior Subordinated Notes, approximately $16 million of planned capital expenditures and $12 million of annual dividend payments to holders of common stock in 1996. From commencement of operations in January 1988 until September 30, 1996, IDEX has borrowed $413 million under the credit agreements to complete ten acquisitions. During this same period, IDEX generated, principally from operations, cash flow of $283 million to reduce its indebtedness. In the event that suitable businesses or assets are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

     On July 29, 1996, IDEX acquired Fluid Management, a Wheeling, Illinois-based manufacturer of dispensing and mixing equipment for paints, coatings, inks, colorants and dyes for approximately $138 million, including IDEX common stock valued at about $2 million. Fluid Management, which also has operations in the Netherlands, Germany and Australia, is a leading producer of this type of equipment, with annual sales of approximately $90 million. The acquisition was accounted for using the purchase method of accounting and was financed through a $136 million borrowing under the Amended U.S. Credit Agreement and the issuance of 75,700 shares of IDEX common stock.

                          PART II.  OTHER INFORMATION


Item 1.       Legal Proceedings.     None.

Item 2.       Changes in Securities.

              On July 29, 1996, IDEX issued 75,700 shares of Common Stock, par value $.01 per share, in consideration for all of the outstanding capital stock of the Saranow Company, an entity engaged in the management of the Fluid Management business, as part of IDEX's acquisition of Fluid Management. The shares were issued in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

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





                                        IDEX CORPORATION




November 12, 1996                    /s/Wayne P. Sayatovic
                                        ---------------------------------
                                        Wayne P. Sayatovic
                                        Senior Vice President -
                                        Finance, Chief Financial
                                        Officer and Secretary
                                        (Duly Authorized and Principal
                                         Financial Officer)

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                                                  DESCRIPTION                                              PAGE
     -------                                                 -----------                                              ----
         2.1      Asset Purchase Agreement dated July 26, 1996 between IDEX and Fluid Management Limited
                  Partnership, Fluid Management U.S., L.L.C., Fluid Management Service, Inc., Fluid Management
                  Canada, LLC, Fluid Management France, SNC, FM International, Inc., Fluid Management Europe B.V.
                  (incorporated by reference to Exhibit No. 2.1 to the Quarterly Report of IDEX on Form 10-Q for
                  the quarter ended June 30, 1996, Commission File No. 1-10235).


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


      4.2(b)      Second Supplemental Indenture dated as of July 29, 1996 among IDEX and the Subsidiaries named therein and Fleet National Bank (formerly known as Fleet National Bank Connecticut), a national banking association, as trustee (incorporated by reference to Exhibit No. 4.2(b) to the
                  Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1996, Commission File No.
                  1-10235).

     EXHIBIT
     NUMBER                                                  DESCRIPTION                                                PAGE
     -------                                                 -----------                                                ----
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


         4.5      Third Amended and Restated Credit Agreement dated as of July 17, 1996 among IDEX, Bank of
                  America Illinois, as Agent, and other financial institutions named therein (incorporated by reference to Exhibit No. 4.5 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended
                  June 30, 1996, Commission File No. 1-10235).

         4.6      Amended and Restated Pledge Agreement dated as of July 17, 1996 by IDEX in favor of the Agent and Banks (incorporated by reference to Exhibit No. 4.6 to the Quarterly Report of IDEX on Form
                  10-Q for the quarter ended June 30, 1996, Commission File No. 1-10235).

      4.6(a)      Supplement No. 1 to the Amended and Restated Pledge Agreement dated as of August 5, 1996 by IDEX in favor of the Agent and Banks (incorporated by reference to Exhibit No. 4.6(a) to the
                  Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1996, Commission File No.
                  1-10235).


         4.7      Amended and Restated Subsidiary Guaranty Agreement dated as of July 17, 1996 by the Subsidiaries named therein in favor of the Agent and Banks (incorporated by reference to Exhibit No. 4.7 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1996, Commission File
                  No. 1-10235).

      4.7(a)      Supplement No. 1 to the Amended and Restated Subsidiary Guaranty Agreement dated as of August 5,
                  1996 by FMI Management Company in favor of the Agent and Banks (incorporated by reference to
                  Exhibit No. 4.7(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30,
                  1996, Commission File No. 1-10235).

      4.7(b)      Supplement No. 2 to the Amended and Restated Subsidiary Guaranty Agreement dated as of August 5,
                  1996 by Fluid Management, Inc. in favor of the Agent and Banks (incorporated by reference to
                  Exhibit No. 4.7(b) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30,
                  1996, Commission File No. 1-10235).


         4.8      Registration Rights Agreement dated as of July 26, 1996 between IDEX and Mitchell H. Saranow
                  (incorporated by reference to Exhibit No. 4.8 to the Quarterly Report of IDEX on Form 10-Q for
                  the quarter ended June 30, 1996, Commission File No. 1-10235).

      **10.1      Amended and Restated Employment Agreement between IDEX and Donald N. Boyce, dated as of January
                  22, 1988 (incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registration
                  Statement on Form S-1 of IDEX Corporation, Registration No. 33-28317, as filed on June 1, 1989).

     EXHIBIT
     NUMBER                                                  DESCRIPTION                                              PAGE
     -------                                                 -----------                                              ----
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

     EXHIBIT                                                 DESCRIPTION                                              PAGE
                                                             -----------                                              ----
     NUMBER
     -------
      **10.8      Revised Form of IDEX Stock Option Plan for Outside Directors (incorporated by reference to
                  Exhibit No. 10.22(a) to Post-Effective Amendment No. 4 to the Registration Statement on Form S-1
                  of IDEX Corporation, et al., Registration No. 33-21205, as filed on March 2, 1990).

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

       10.14      Amended and Restated IDEX Directors Deferred Compensation Plan (incorporated by reference to
                  Exhibit No. 10.19 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31,
                  1996, Commission File No. 1-10235).


         *27      Financial Data Schedule.

                  Revolving Credit Facility, dated as of September 29, 1995, between Dunja Verwaltungsgesellschaft
                  mbH and Bank of America NT & SA, Frankfurt Branch (a copy of the agreement will be furnished to the Commission upon request).




---------------
 *Filed herewith.
**Management contract or compensatory plan or arrangement.