Form 10-K405
period 1996-12-31
IDEX CORP /DE/
filed 1997-02-14
CIK 832101

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

(MARK ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                  OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM             TO
                    COMMISSION FILE NUMBER 1-10235

                                IDEX CORPORATION
             (Exact Name of Registrant As Specified in Its Charter)

                  DELAWARE                                          36-3555336
      (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
       incorporation or organization)

              630 DUNDEE ROAD                                         60062
            NORTHBROOK, ILLINOIS                                    (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (847) 498-7070
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
    COMMON STOCK, PAR VALUE $.01 PER SHARE                NEW YORK STOCK EXCHANGE
                                                           CHICAGO STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]     NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of IDEX Corporation as of December 31, 1996 was $487,210,569.

     The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of February 5, 1997 was 29,146,410.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1996 annual report to shareholders of IDEX Corporation (the "1996 Annual Report") are incorporated by reference into Parts I and II of this Form 10-K and portions of the definitive Proxy Statement of IDEX Corporation (the "1997 Proxy Statement") with respect to the 1997 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     IDEX Corporation ("IDEX" or the "Company") designs, manufactures and markets a broad range of fluid handling and industrial products serving a diverse customer base in the U.S. and internationally. IDEX competes with relatively few major manufacturers in most of its markets, and believes that each of its twelve principal subsidiaries (the "Subsidiaries") has a significant domestic market share in its principal product area. The Company manufactures proprietary products of its own design with an engineering content. Generally, all of the Company's businesses compete on the basis of performance, quality, service and price.

FLUID HANDLING GROUP

     The Fluid Handling Group, which in 1996 accounted for 75% of the Company's total sales, manufactures a wide variety of industrial pumps and controls, fire-fighting pumps and rescue tools, dispensing and mixing equipment, lubrication systems and low-horsepower compressors. In 1996, approximately 41% of this Group's sales were to customers outside the U.S. The eight business units comprising this Group are described below.

     CORKEN. Corken, headquartered in Oklahoma City, Oklahoma, produces low-horsepower compressors, vane and turbine pumps, and valves used for the transfer of liquefied petroleum gas ("LPG"), compressed natural gas, and other gaseous substances.

     Management believes Corken has approximately 50% of the market for pumps and small-horsepower compressors used in LP gas distribution facilities. Its principal competitor in this market is the Blackmer division of Dover Corporation. Corken faces many significant competitors in the industrial (non-LPG distribution) segment of its business. Most of Corken's sales are made through domestic and international distributors which incorporate Corken's products into engineered packages sold to ultimate users. Shipments outside the U.S. represent approximately 40% of Corken's sales.

     FLUID MANAGEMENT. Fluid Management, acquired July 29, 1996 for approximately $135 million, has its headquarters and a manufacturing facility in Wheeling, Illinois. Manufacturing facilities are also located in Sassenheim, Netherlands; Norderstedt, Germany; and Unanderra, Australia with sales and distribution facilities worldwide. Approximately 55% of sales are from outside the U.S.

     Fluid Management is the world's leading manufacturer of dispensing and mixing equipment that precisely meters and mixes a wide variety of liquids including paints, colorants, inks, dyes and other liquids and pastes. Its products, sold under such names as Miller(R), Harbil(R), Accutinter(R) and Eurotinter, can be found in local paint and building supply stores, paint plants, vehicle manufacturing facilities, and other locations where fluids are dispensed and mixed in precise volumes. Management believes Fluid Management has a 50% worldwide market share.

     HALE PRODUCTS. Hale has its headquarters and a manufacturing facility in Conshohocken, Pennsylvania. It also has production facilities in Shelby, North Carolina; St. Joseph, Tennessee; Warwick, England; and Erlangen, Germany and service and distribution centers in Dieburg, Germany and Singapore.

     Hale is the world's leading manufacturer of truck-mounted fire-fighting pumps and manufactures a wide range of portable, mobile and freestanding pumping units. Hale also is the world's leading manufacturer of rescue tool systems with the Hurst Jaws of Life(R) and Lukas rescue systems. It is estimated to have a worldwide market share for truck-mounted fire-fighting pumps and rescue systems in excess of 50%. Hale's principal competitor in the U.S. truck-mounted fire-fighting pump market is the Waterous Company, a subsidiary of American Cast Iron Pipe Company.

     Sales of Hale's truck-mounted fire-fighting pumps are made directly to manufacturers of fire trucks, while portable pumps and rescue tools are generally sold through independent distributors. Approximately 50% of Hale's sales are to customers outside the U.S.

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

     Lubriquip's system components include pumps and pump packages for pneumatic, mechanical, electric and hydraulic operations; metering devices; electronic controllers; monitors and timers; and accessories. These systems are sold through independent distributors to a wide range of industrial markets, including machine tools (both automotive and general purpose), chemical processing, construction equipment, food processing machinery, engine and compressor, railroad, and over-the-road truck industries. Lubriquip's products are available worldwide through over 100 independent distributors, with international sales representing approximately 20% of total shipments. Through these networks, Lubriquip also provides an extensive support system of application engineering, service and repair parts for its products.

     MICROPUMP. Micropump has its headquarters and principal manufacturing facilities in Vancouver, Washington, and also has operations in St. Neots, England. Micropump, the leader in corrosion-resistant, magnetically-driven miniature pump technology with an estimated 40% market share, is subject to competition from several companies.

     Micropump's products include pumps and fluid management systems for low-flow abrasive and corrosive applications such as inks, dyes, solvents, chemicals, petrochemicals, acids and chlorides. Micropump products are used in a variety of industries including chemical processing, laboratory, medical, printing, electronics, pulp and paper, water treatment and textiles. Management estimates that 50% of Micropump's sales are to customers outside the U.S.

     PULSAFEEDER. Pulsafeeder has its headquarters and a manufacturing facility in Rochester, New York. It also manufactures products in Punta Gorda, Florida, and has sales offices in Singapore and Beijing, China. Pulsafeeder designs and markets a wide range of metering pumps and controls. These products precisely regulate the flow of liquids in mixing and blending applications. Primary markets served are water and wastewater treatment, chemical and hydrocarbon processing, food processing, and warewash institutional.

     Pulsafeeder products are grouped into three categories: engineered pumps, standard pumps and electronic controls. Engineered pumps, designed and manufactured in Rochester, New York, include positive displacement, hydraulically-actuated diaphragm pumps used in precise metering applications in such industries as electric/gas utilities, chemical processing, petroleum refining and pharmaceuticals, as well as specialty pumps targeted at niche markets, including pumps designed to handle highly corrosive chemicals. Standard pumps, manufactured in Punta Gorda, Florida, represent a growing portion of Pulsafeeder's business, and include metering pumps designed for water treatment and water conditioning applications. Electronic controls, also manufactured in Punta Gorda, Florida, are of advanced microprocessor-based design, and are used to control the chemical composition of fluids being pumped, including such applications as recirculating systems for cooling towers and boilers, and in the water treatment market.

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

     WARREN RUPP. Warren Rupp is a producer of air-operated and motor-driven double-diaphragm pumps, generally sold under the SandPIPER trade name. This business unit is headquartered in Mansfield, Ohio and has a distribution and assembly facility in Shannon, Ireland to serve the European market and a sales office in Singapore. Warren Rupp's principal competitor is Wilden Pump and Engineering Co. Management believes that Warren Rupp has approximately one-third of the domestic market for air-operated double-diaphragm pumps.

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

INDUSTRIAL PRODUCTS GROUP

     The Industrial Products Group, which in 1996 accounted for 25% of the Company's total sales, manufactures sheet metal fabricating equipment and tooling, stainless steel banding and clamping devices, vibration control devices, and sign-mounting products and systems. In 1996, approximately 41% of this Group's sales were to customers outside the U.S. The four business units comprising this Group are described below.

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

     Signfix, the leading U.K.-based manufacturer of sign-mounting devices and related equipment with an estimated 45% U.K. market share, is subject to competition from several companies. Signfix products include road, traffic and commercial sign-mounting systems, and stainless steel bands and clamps for various municipal, commercial and industrial applications. Management estimates that 20% of Signfix sales are to customers outside the U.K.

     STRIPPIT. Strippit, headquartered in Akron, New York, with sales and service offices in Swindon, England; Paris, France; Singapore; and Beijing, China, is the largest business unit in the Company's Industrial Products Group and is a manufacturer of a broad range of sheet metal fabricating equipment and tooling.

Strippit produces equipment which incorporates a high proportion of state-of-the-art technology and has numerous active patents in machine tool technology, none of which is individually material to its operations. Strippit's products include single station semi-automatic fabricators; advanced computer-controlled turret punching machines (including models with plasma arc or laser cutting heads); punches, dies and related tooling items; load/unload systems for use in conjunction with Strippit's equipment; and hand-operated metal forming machines for use in industries which utilize light gauges of sheet metal. Strippit also is a distributor of Burgmaster metal-cutting machines and parts. Strippit's products are sold through a combination of direct sales, and independent distributors and agents to a large and diverse customer base, including customers in the electronics, office, farm and hospital equipment markets. Approximately 35% of Strippit's total sales are to customers outside the U.S.

     Strippit is one of the largest domestic producers of its type of metal fabricating equipment, and management believes it has approximately 25% of the domestic market for numerically controlled punching machines. Its principal competitor, U.S. Amada, Ltd., is a Japanese firm which, based on its combined domestic production and imports, is currently believed to have a somewhat larger share of the numerically controlled punching machine market in the U.S.

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

     Vibratech's principal competitor in the viscous torsional vibration damper market for heavy duty diesel engines is a U.K.-based subsidiary of Cummins Engine, Inc., which serves the damper requirements of Cummins Engine in the U.S. market. Management believes that Vibratech has approximately 40% of the domestic market for viscous torsional vibration dampers, including that portion serviced by captive producers. Sales outside the U.S. are approximately 10% of Vibratech's total sales.

GENERAL ASPECTS APPLICABLE TO THE COMPANY'S BUSINESS GROUPS

     EMPLOYEES. At December 31, 1996, IDEX had approximately 3,600 employees, of which approximately one-fourth were represented by labor unions with various contracts expiring through June 2000. Management believes that its relationship with employees is generally good. While no assurances can be given, management believes that the Company will be able to satisfactorily renegotiate its collective bargaining agreements.

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

     SEGMENT INFORMATION. For segment financial information for the years 1996, 1995 and 1994 see the table presented on page 17 under "Management's Discussion and Analysis of Financial Condition and Results of Operations," as set forth in the 1996 Annual Report and incorporated herein by reference, and Note 11 of the "Notes to Consolidated Financial Statements" on page 28 of the 1996 Annual Report, which is incorporated herein by reference.

     EXPORTS. For export information for the years 1996, 1995 and 1994, see Note 11 of the "Notes to Consolidated Financial Statements" on page 28 of the 1996 Annual Report, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names of the executive officers of the Company, their ages, the positions and offices with the Company held by them, and their business experience during the past 5 years.

                                                              POSITION WITH IDEX AND
                    NAME                                        BUSINESS EXPERIENCE
                    ----                                      ----------------------
Donald N. Boyce (Age 58).....................  Chairman of the Board, President and Chief Executive
                                               Officer since prior to January 1992.
Frank J. Hansen (Age 55).....................  Senior Vice President -- Operations and Chief
                                               Operating Officer since August 1994; Vice President
                                               -- Group Executive from January 1993 to July 1994;
                                               President of Viking Pump, Inc. from prior to January
                                               1992 to July 1994.
Wayne P. Sayatovic (Age 51)..................  Senior Vice President -- Finance, Chief Financial
                                               Officer and Secretary since August 1994; Vice
                                               President -- Finance, Chief Financial Officer and
                                               Secretary from January 1992 to July 1994.
Mark W. Baker (Age 49).......................  Vice President -- Group Executive since August 1994;
                                               President of Lubriquip, Inc. since prior to January
                                               1992.
Jerry N. Derck (Age 50)......................  Vice President -- Human Resources since November
                                               1992; Vice President -- Human Resources, North
                                               America of Tupperware Corporation, a subsidiary of
                                               Premark International from prior to January 1992 to
                                               October 1992.
P. Peter Merkel, Jr. (Age 63)................  Vice President -- Group Executive since October 1995;
                                               President of Band-It IDEX, Inc. since prior to
                                               January 1992.
Wade H. Roberts, Jr. (Age 50)................  Vice President -- Group Executive since January 1993;
                                               President of Hale Products, Inc. since May 1994;
                                               President of Strippit, Inc. from prior to January
                                               1992 to April 1994.
Clinton L. Kooman (Age 53)...................  Controller since November 1995; Assistant Controller of Manufacturing Accounting from prior to January
                                               1992 to November 1995.
Douglas C. Lennox (Age 44)...................  Treasurer since November 1995; Vice President --
                                               Controller of Lubriquip, Inc. from prior to January
                                               1992 to November 1995.

     The Company's executive officers are elected at a meeting of the Board of Directors immediately following the annual meeting of shareholders, and they serve until the next annual meeting of the Board, or until their successors are duly elected.

ITEM 2. PROPERTIES.

     The Company's principal plants and offices have an aggregate floor space area of approximately 2.4 million square feet, of which 1.8 million square feet (75%) are located in the U.S., and approximately .6 million (25%) are located outside the U.S., primarily in the U.K. (8%), Germany (7%) and the Netherlands (4%). These facilities are considered to be suitable and adequate for their operations. Management believes that utilization of manufacturing capacity ranges from 50% to 80% in each facility. The Company's executive offices occupy approximately 10,000 square feet of leased space in Northbrook, Illinois.

     Approximately 1.9 million square feet (79%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.9 million square feet (79%) of the principal plant and office floor area is held by business units in the Fluid Handling Group and .5 million square feet (21%) is held by business units in the Industrial Products Group.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     Information regarding the prices of and dividends on the Common Stock, and certain related matters, is incorporated herein by reference to "Shareholder Information" at page 33 of the 1996 Annual Report.

     The principal market for the Common Stock is the New York Stock Exchange. As of February 5, 1997, the Common Stock was held by 1,309 shareholders and there were 29,146,410 shares of Common Stock outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under "Historical Data" at page 15 of the 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 16 to 19 of the 1996 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of IDEX, including the Notes thereto, together with the independent auditors' report thereon of Deloitte & Touche LLP at pages 20 to 30 of the 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding the directors of the Company is incorporated herein by reference to the information set forth under "Election of Directors" at pages 2 to 6 of the 1997 Proxy Statement.

     Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this report under the caption "Executive Officers of the Registrant" at page 5.

     Certain information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the information set forth under "Compliance with Section 16(a) of the Exchange Act" at page 17 of the 1997 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding executive compensation is incorporated by reference to the materials under the caption "Compensation of Directors and Executive Officers" at pages 7 to 13 of the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference set forth under "Principal Shareholders" at pages 14 to 15 of the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under "Election of Directors -- Certain Interests" at page 6 of the 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. Financial Statements

     The following financial statements are incorporated herein by reference to the 1996 Annual Report.

                                                                1996 ANNUAL
                                                                REPORT PAGE
                                                                -----------
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................           20
Statements of Consolidated Operations for the Years Ended
  December 31, 1996, 1995 and 1994..........................           21
Statements of Consolidated Shareholders' Equity for the
  Years Ended December 31, 1996, 1995 and 1994..............           22
Statements of Consolidated Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994..........................           23
Notes to Consolidated Financial Statements..................        24-29
Independent Auditors' Report................................           30

                                                                 1996 FORM
                                                                 10-K PAGE
                                                                 ---------
     2. Financial Statement Schedule
        (a) Independent Auditors' Report....................            9
        (b) Schedule II -- Valuation and Qualifying
        Accounts............................................            9
               All other schedules are omitted because they
             are not applicable, or not
               required, or because the required information
             is included in the
               Consolidated Financial Statements of IDEX or
             the Notes thereto.

     3. Exhibits

        The exhibits filed with this report are listed on the "Exhibit Index."

(B) Reports on Form 8-K

    In a report on Form 8-K dated July 29, 1996 and filed with the Securities and Exchange Commission on October 15, 1996, the Company reported the purchase of certain assets and assumption of certain liabilities of Fluid Management Limited Partnership for approximately $133 million and issuance of 75,700 shares (113,550 shares, as adjusted to reflect the 3-for-2 common stock dividend effective January 31, 1997) of IDEX Common Stock.

                          INDEPENDENT AUDITORS' REPORT

IDEX Corporation:

     We have audited the financial statements of IDEX Corporation and its Subsidiaries as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon, dated January 21, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of IDEX Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

Deloitte & Touche LLP
Chicago, Illinois

January 21, 1997

                       IDEX CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                 BALANCE      CHARGED TO                        BALANCE
                                               BEGINNING OF   COSTS AND    DEDUCTIONS             END
                 DESCRIPTION                       YEAR        EXPENSES       (1)       OTHER   OF YEAR
                 -----------                   ------------   ----------   ----------   -----   -------
                                                                    (IN THOUSANDS)
Year Ended December 31, 1996:
  Deducted From Assets To Which They Apply:
     Allowance for Doubtful Accounts.........     $2,159        $1,516       $1,600     $ 312   $2,387
Year Ended December 31, 1995:
  Deducted From Assets To Which They Apply:
     Allowance for Doubtful Accounts.........      1,822         1,557        1,006      (214)   2,159
Year Ended December 31, 1994:
  Deducted From Assets To Which They Apply:
     Allowance for Doubtful Accounts.........      1,174           591          484       541    1,822

-------------------------
(1) Represents uncollectible accounts, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February, 1997.

                                          IDEX CORPORATION

                                          By /s/ WAYNE P. SAYATOVIC

                                          --------------------------------------
                                            Wayne P. Sayatovic
                                            Senior Vice President -- Finance,
                                            Chief Financial Officer and
                                         Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                   TITLE                       DATE
                   ---------                                   -----                       ----

              /s/ DONALD N. BOYCE                 Chairman of the Board, President  February 12, 1997
------------------------------------------------  and Chief Executive Officer
                Donald N. Boyce                   (Principal Executive Officer)

             /s/ WAYNE P. SAYATOVIC               Senior Vice President --          February 12, 1997
------------------------------------------------  Finance, Chief Financial Officer
               Wayne P. Sayatovic                 and Secretary (Principal
                                                  Financial and Accounting
                                                  Officer)

              /s/ RICHARD E. HEATH                Director                          February 12, 1997
------------------------------------------------
                Richard E. Heath

              /s/ HENRY R. KRAVIS                 Director                          February 12, 1997
------------------------------------------------
                Henry R. Kravis

              /s/ WILLIAM H. LUERS                Director                          February 12, 1997
------------------------------------------------
                William H. Luers

              /s/ PAUL E. RAETHER                 Director                          February 12, 1997
------------------------------------------------
                Paul E. Raether

             /s/ CLIFTON S. ROBBINS               Director                          February 12, 1997
------------------------------------------------
               Clifton S. Robbins

             /s/ GEORGE R. ROBERTS                Director                          February 12, 1997
------------------------------------------------
               George R. Roberts

              /s/ NEIL A. SPRINGER                Director                          February 12, 1997
------------------------------------------------
                Neil A. Springer

             /s/ MICHAEL T. TOKARZ                Director                          February 12, 1997
------------------------------------------------
               Michael T. Tokarz

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                              DESCRIPTION                             PAGE
 -------                             -----------                             ----
   2.1       Asset Purchase Agreement dated July 26, 1996 between IDEX
             and Fluid Management Limited Partnership, Fluid Management
             U.S., L.L.C., Fluid Management Service, Inc., Fluid
             Management Canada, LLC, Fluid Management France, SNC, FM
             International, Inc., Fluid Management Europe B.V.
             (incorporated by reference to Exhibit No. 2.1 to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             June 30, 1996, Commission File No. 1-10235).
   3.1       Restated Certificate of Incorporation of IDEX (formerly HI,
             Inc.) (incorporated by reference to Exhibit No. 3.1 to the
             Registration Statement on Form S-1 of IDEX Corporation, et
             al., Registration No. 33-21205, as filed on April 21, 1988).
   3.1(a)    Amendment to Restated Certificate of Incorporation of IDEX
             (formerly HI, Inc.), as amended (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
             Form 10-Q for the quarter ended March 31, 1996, Commission
             File No. 1-10235).
   3.2       Amended and Restated By-Laws of IDEX (incorporated by
             reference to Exhibit No. 3.2 to Post-Effective Amendment No.
             2 to the Registration Statement on Form S-1 of IDEX
             Corporation, et al., Registration No. 33-21205, as filed on
             July 17, 1989).
   3.2(a)    Amended and Restated Article III, Section 13 of the Amended
             and Restated By-Laws of IDEX (incorporated by reference to
             Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the
             Registration Statement on Form S-1 of IDEX Corporation, et
             at., Registration No. 33-21205, as filed on February 12,
             1990).
   4.1       Restated Certificate of Incorporation and By-Laws of IDEX
             (filed as Exhibits No. 3.1 through No. 3.2(a)).
   4.2       Indenture, dated as of September 15, 1992, among IDEX, the
             Subsidiaries and Fleet National Bank of Connecticut, as
             Trustee, relating to the 9 3/4% Senior Subordinated Notes of
             IDEX due 2002 (incorporated by reference to Exhibit No. 4.2 to the Annual Report of IDEX on Form 10-K for the year
             ending December 31, 1992, Commission File No. 1-10235).
   4.2(a)    First Supplemental Indenture dated as of December 22, 1995 among IDEX and the Subsidiaries named therein and Fleet
             National Bank of Connecticut, a national banking
             association, as trustee (incorporated by reference to
             Exhibit No. 4.2(a) to the Annual Report of IDEX on Form 10-K
             for the year ending December 31, 1995, Commission File No.
             1-10235).
   4.2(b)    Second Supplemental Indenture dated as of July 29, 1996
             among IDEX and the Subsidiaries named therein and Fleet
             National Bank of Connecticut, a national banking
             association, as trustee (incorporated by reference to
             Exhibit No. 4.2(b) to the Quarterly Report of IDEX on Form
             10-Q for the quarter ended June 30, 1996, Commission File
             No. 1-10235).
   4.3       Specimen Senior Subordinated Note of IDEX (including
             specimen Guarantee) (incorporated by reference to Exhibit
             No. 4.3 to the Annual Report of IDEX on Form 10-K for the
             year ending December 31, 1992, Commission File No.1-10235).
   4.4       Specimen Certificate of Common Stock (incorporated by
             reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX Corporation, et al., Registration No.
             33-42208, as filed on September 16, 1991).
   4.5       Third Amended and Restated Credit Agreement dated as of July
             17, 1996 among IDEX, Bank of America Illinois, as Agent, and other financial institutions named therein (incorporated by reference to Exhibit No. 4.5 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1996, Commission
             File No. 1-10235).
   4.6       Amended and Restated Pledge Agreement dated as of July 17,
             1996 by IDEX in favor of the Agent and Banks (incorporated by reference to Exhibit No. 4.6 to the Quarterly Report of
             IDEX on Form 10-Q for the quarter ended June 30, 1996,
             Commission File No. 1-10235).

    Exhibit
     Number                              Description                                                         Page
    -------                              -----------                                                         ----
     4.6(a)  Supplement No. 1 to the Amended and Restated Pledge Agreement dated as of August 5, 1996, by
             IDEX in favor of the Agent and Banks (incorporated by reference to Exhibit No. 4.6(a) to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1996, Commission File No.
             1-10235).
     4.7     Amended and Restated Subsidiary Guaranty Agreement dated as of July 17, 1996, by the
             Subsidiaries named therein in favor of the Agent and Banks (incorporated by reference to
             Exhibit No. 4.7 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30,
             1996, Commission File No. 1-10235).
     4.7(a)  Supplement No. 1 to the Amended and Restated Subsidiary Guaranty Agreement dated as of August
             5, 1996, by FMI Management Company in favor of the Agent and Banks (incorporated by reference to Exhibit No. 4.7(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June
             30, 1996, Commission File No. 1-10235).
     4.7(b)  Supplement No. 2 to the Amended and Restated Subsidiary Guaranty Agreement dated as of August
             5, 1996, by Fluid Management, Inc. in favor of the Agent and Banks (incorporated by reference to Exhibit No. 4.7(b) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June
             30, 1996, Commission File No. 1-10235).
     4.8     Registration Rights Agreement dated as of July 26, 1996, between IDEX and Mitchell H. Saranow
             (incorporated by reference to Exhibit No. 4.8 to the Quarterly Report of IDEX on Form 10-Q for
             the quarter ended June 30, 1996, Commission File No. 1-10235).
  **10.1     Amended and Restated Employment Agreement between IDEX Corporation and Donald N. Boyce, dated as of January 22, 1988 (incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation, Registration No. 33-28317, as filed on June 1, 1989).
  **10.1(a)  First Amendment to the Amended and Restated Employment Agreement between IDEX Corporation and
             Donald N. Boyce, dated as of January 13, 1993 (incorporated by reference to Exhibit No. 10.5(a)
             to the Annual Report of IDEX on Form 10-K for the year ending December 31, 1992, Commission
             File No. 1-10235).
  **10.1(b)  Second Amendment to the Amended and Restated Employment Agreement between IDEX Corporation and
             Donald N. Boyce, dated as of September 27, 1994 (incorporated by reference to Exhibit No.
             10.5(b) to the Annual Report of IDEX on Form 10-K for the year ending December 31, 1994,
             Commission File No. 1-10235).
  **10.2     Amended and Restated Employment Agreement between IDEX Corporation and Wayne P. Sayatovic, dated as of January 22, 1988 (incorporated by reference to Exhibit No. 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation, Registration No. 33-28317, as
             filed on June 1, 1989).
  **10.2(a)  First Amendment to the Amended and Restated Employment Agreement between IDEX Corporation and
             Wayne P. Sayatovic, dated as of January 13, 1993 (incorporated by reference to Exhibit No.
             10.7(a) to the Annual Report of IDEX on Form 10-K for the year ending December 31, 1992,
             Commission File No. 1-10235).
  **10.2(b)  Second Amendment to the Amended and Restated Employment Agreement between IDEX Corporation and
             Wayne P. Sayatovic, dated as of September 27, 1994 (incorporated by reference to Exhibit No.
             10.6(b) to Amendment No. 1 to the Annual Report of IDEX on Form 10-K for the year ending
             December 31, 1994, Commission File No. 1-10235).
  **10.3     Employment Agreement between IDEX Corporation and Frank J. Hansen dated as of August 1, 1994
             (incorporated by reference to Exhibit No. 10.7 to the Quarterly Report of IDEX on Form 10-Q for
             the quarter ended September 30, 1994, Commission File No. 1-10235).
  **10.3(a)  First Amendment to the Employment Agreement between IDEX Corporation and Frank J. Hansen, dated as of September 27, 1994 (incorporated by reference to Exhibit No. 10.7(a) to the Annual Report of IDEX on Form 10-K for the year ending December 31, 1994, Commission File No. 1-10235).

  Exhibit
   Number                                Description                                                         Page
  -------                                -----------                                                         ----
  **10.4     Employment Agreement between IDEX Corporation and Jerry N. Derck dated as of September 27, 1994
             (incorporated by reference to Exhibit No. 10.8 to the Annual Report of IDEX on Form 10-K for
             the fiscal year ending December 31, 1994, Commission File No. 1-10235).
  **10.5     Management Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.21 to
             Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation, Registration No.
             33-28317, as filed on June 1, 1989).
  **10.5(a)  Amended Management Incentive Compensation Plan (incorporated by reference to Exhibit No.
             10.9(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996,
             Commission File No. 1-10235).
  **10.6     Form of Indemnification Agreement (incorporated by reference to Exhibit No. 10.23 to the
             Registration Statement on Form S-1 of IDEX Corporation, Registration No. 33-28317, as filed on
             April 26, 1989).
  **10.7     Form of Shareholder Purchase and Sale Agreement (incorporated by reference to Exhibit No. 10.24 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX Corporation, Registration
             No. 33-28317, as filed on June 1, 1989).
  **10.8     Revised Form of IDEX Corporation Stock Option Plan for Outside Directors (incorporated by reference to Exhibit No. 10.22 to Post-Effective Amendment No. 4 to the Registration Statement
             on Form S-1 of IDEX Corporation, et al., Registration No. 33-21205, as filed on March 2, 1990).
  **10.9     Amendment to the IDEX Corporation Stock Option Plan for Outside Directors adopted by resolution to the Board of Directors dated as of January 28, 1992 (incorporated by reference to Exhibit
             No. 10.21(a) of the Annual Report of IDEX on Form 10-K for the year ended December 31, 1992,
             Commission File No. 1-10235).
  **10.10    Non-Qualified Stock Option Plan for Non-Officer Key Employees of IDEX Corporation (incorporated by reference to Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K for the year ended
             December 31, 1992, Commission File No. 1-102351).
 **10.10(a)  1996 Stock Plan for Non-Officer Key Employees of IDEX Corporation (incorporated by reference to
             Exhibit No. 4.5 to the Registration Statement on Form S-8 of IDEX, Registration No. 333-18643,
             as filed on December 23, 1996).
  **10.11    Non-Qualified Stock Option Plan for Officers of IDEX Corporation (incorporated by reference to
             Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended December 31,
             1992, Commission File No. 1-102351).
  **10.12    IDEX Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit
             No. 10.17 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1992,
             Commission File No. 1-102351).
  **10.13    1996 Stock Plan for Officers of IDEX (incorporated by reference to Exhibit No. 4.4 to the
             Registration Statement on Form S-8 of IDEX Registration No. 333-18643, as filed on December 23,
             1996).
  **10.14    Amended and Restated IDEX Corporation Directors Deferred Compensation Plan, as amended
             (incorporated by reference to Exhibit No. 4.6 to the Registration Statement on Form S-8 of IDEX
             Registration No. 333-18643, as filed on December 23, 1996).
  **10.15    IDEX Corporation 1996 Deferred Compensation Plan for Officers, as amended (incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-8 of IDEX, Registration
             No. 333-18643, as filed on December 23, 1996).
  **10.16    IDEX Corporation 1996 Deferred Compensation Plan for Non-Officer Presidents, as amended
             (incorporated by reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 of
             IDEX, Registrant No. 333-18643, as filed on December 23, 1996).
   *13       1996 Annual Report to Shareholders of IDEX.
   *21       Subsidiaries of IDEX.
   *24       Consent of Deloitte & Touche LLP.

  Exhibit
   Number                          Description                                                               Page
  -------                          -----------                                                               ----
   *27       Financial Data Schedule.
             Revolving Credit Facility, dated as of September 29, 1995, between Dunja
             Verwaltungsgesellschaft GmbH and Bank of America NT & SA, Frankfurt Branch (a copy of the agreement will be furnished to the Commission upon request).

-------------------------
 * Filed herewith.

** Management contract or compensatory plan or arrangement.