Form 10-Q
period 1997-03-31
IDEX CORP /DE/
filed 1997-05-09
CIK 832101

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ---------------
                                  Form 10-Q


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
------- OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended March 31, 1997
                              --------------
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
------- OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ----------   ------------

                        Commission file number 1-10235
                                               -------
                               IDEX Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                              36-3555336
-----------------------------------    -----------------------------------------
  State or other jurisdiction of               (I.R.S. Employer
  Incorporation or Organization                Identification No.)


         630 Dundee Road
       Northbrook, Illinois                          60062
-----------------------------------    -----------------------------------------
    (Address of principal                          (Zip Code)
     Executive Offices)

Registrant's telephone number, including area code (847) 498-7070

--------------------------------------------------------------------------------
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

Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of April 29, 1997: 29,170,699 shares.

Documents Incorporated by Reference:  None.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands except share and per share amounts)

                                                                                        March 31,           December 31,
                                                                                          1997                  1996
                                                                                     ---------------        ------------
                                                                                        (unaudited)
ASSETS

  Current assets
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .           $  4,220            $  5,295
    Receivables - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             90,483              91,200
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             97,158              97,516
    Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,984               4,835
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,010               2,324
                                                                                          --------            --------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .            197,855             201,170
  Property, plant and equipment - net . . . . . . . . . . . . . . . . . . . . .             99,491             102,383
  Intangible assets - net . . . . . . . . . . . . . . . . . . . . . . . . . . .            267,663             274,511
  Other non current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .              6,889               5,709
                                                                                          --------            --------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $571,898            $583,773
                                                                                          ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
    Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 42,026            $ 40,670
    Dividends payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,513               3,471
    Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             42,687              48,716
                                                                                          --------            --------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . .             88,226              92,857
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            256,286             271,709
  Other non current liabilities . . . . . . . . . . . . . . . . . . . . . . . .             24,475              23,698
                                                                                          --------            --------
      Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .            368,987             388,264
                                                                                          --------            --------

  Shareholders' equity
    Common stock, par value $.01 per share
      Shares authorized
        1997 and 1996 - 75,000,000
      Shares issued and outstanding
        1997 - 29,165,074; 1996 - 28,925,867  . . . . . . . . . . . . . . . . .                292                 289
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .             89,091              89,657
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            115,120             105,238
  Minimum pension liability adjustment  . . . . . . . . . . . . . . . . . . . .               (632)
  Accumulated translation adjustment  . . . . . . . . . . . . . . . . . . . . .               (960)                325
                                                                                          --------            --------
    Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .            202,911             195,509
                                                                                          --------            --------
      Total liabilities and shareholders' equity  . . . . . . . . . . . . . . .           $571,898            $583,773
                                                                                          ========            ========


________________________
See Notes to Consolidated Financial Statements

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (in thousands except per share amounts)



For the three months ended March 31,                                                        1997               1996
                                                                                          --------            --------
                                                                                                 (unaudited)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $151,839            $133,886
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             92,928              82,222
                                                                                          --------            --------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             58,911              51,664
Selling, general and administrative expenses  . . . . . . . . . . . . . . . . .             30,739              27,016
Goodwill amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,910               1,232
                                                                                          --------            --------
Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             26,262              23,416
Other income (expense) net  . . . . . . . . . . . . . . . . . . . . . . . . . .               (137)                 43
                                                                                          --------            --------
Income before interest expense and income taxes . . . . . . . . . . . . . . . .             26,125              23,459
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5,010               4,225
                                                                                          --------            --------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .             21,115              19,234
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .              7,720               7,020
                                                                                          --------            --------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 13,395            $ 12,214
                                                                                          ========            ========

Earnings per common share . . . . . . . . . . . . . . . . . . . . . . . . . . .           $    .45            $    .41
                                                                                          ========            ========

Weighted average common shares outstanding  . . . . . . . . . . . . . . . . . .             29,809              29,726
                                                                                          ========            ========





___________________
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                    (in thousands except per share amounts)



                                                                                         Minimum
                                                          Common Stock &                 Pension     Accumulated        Total
                                                        Additional Paid-In   Retained   Liability     Translation    Shareholders'
                                                             Capital         Earnings   Adjustment    Adjustment        Equity
                                                        ------------------   --------   ----------   ------------    -------------
Balance, December 31, 1996.......................       $           89,946   $105,238                    $    325    $     195,509

Issuance of  245,425 shares of common stock
from exercise of stock options net of stock
options surrendered..............................                     (563)                                                   (563)

Minimum pension liability adjustment.............                                         $   (632)                           (632)

Unrealized translation adjustment................                                                          (1,285)          (1,285)

Cash dividends declared on
common stock ($.12 per share)....................                              (3,513)                                      (3,513)

Net income.......................................                              13,395                                       13,395

                                                        ------------------   --------   ----------   ------------    -------------
Balance, March 31, 1997 (unaudited)..............       $           89,383   $115,120     $   (632)      $   (960)   $     202,911
                                                        ==================   ========   ==========   ============    =============



____________________
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (in thousands)


For the three months ended March 31,                                                        1997               1996
                                                                                           -------           ---------
                                                                                                 (unaudited)
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 13,395           $  12,214
  Adjustments to reconcile net income to net cash flows
   from operating activities
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .              4,192               3,486
     Amortization of intangibles  . . . . . . . . . . . . . . . . . . . . . . .              2,375               1,704
     Amortization of debt issuance expenses   . . . . . . . . . . . . . . . . .                162                 150
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .              2,102                 399
     (Increase) decrease in receivables   . . . . . . . . . . . . . . . . . . .                717             ( 2,278)
     Decrease in inventories  . . . . . . . . . . . . . . . . . . . . . . . . .                358               1,558
     Increase (decrease) in trade accounts payable  . . . . . . . . . . . . . .              1,356             ( 3,543)
     Decrease in accrued expenses   . . . . . . . . . . . . . . . . . . . . . .           (  5,979)            (   372)
     Other transactions - net   . . . . . . . . . . . . . . . . . . . . . . . .              2,142             (   772)
                                                                                           -------           ---------
     Net cash flows from operating activities   . . . . . . . . . . . . . . . .             20,820              12,546
                                                                                           -------           ---------

Cash flows from investing activities:
  Additions to property, plant and equipment  . . . . . . . . . . . . . . . . .           (  3,001)            ( 2,689)
                                                                                           -------           ---------
     Net cash flows from investing activities   . . . . . . . . . . . . . . . .           (  3,001)            ( 2,689)
                                                                                           -------           ---------

Cash flows from financing activities:
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (  3,471)            ( 3,061)
  Net repayments under the credit agreements  . . . . . . . . . . . . . . . . .           ( 13,456)            ( 3,268)
  Decrease in accrued interest  . . . . . . . . . . . . . . . . . . . . . . . .           (  1,967)            ( 1,809)
                                                                                           -------           ---------
     Net cash flows from financing activities   . . . . . . . . . . . . . . . .           ( 18,894)            ( 8,138)
                                                                                           -------           ---------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . .           (  1,075)              1,719
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .              5,295               5,937
                                                                                           -------           ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .            $ 4,220           $   7,656
                                                                                           =======           =========

                                            Supplemental Cash Flow Information
                                            ----------------------------------

Cash paid during the period for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  6,816           $   5,479
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,613               2,859





___________________
See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business

     IDEX Corporation ("IDEX" or the "Company") is a manufacturer of a wide array of proprietary, engineered industrial products sold to a diverse customer base in a variety of industries in the U.S. and internationally. Its products include industrial pumps and controls; fire-fighting pumps and rescue equipment; dispensing and mixing equipment; stainless steel banding, clamping and sign-mounting devices; sheet metal fabricating equipment and tooling; automatic lubrication systems; small-horsepower compressors; and energy absorption equipment. These activities are grouped into two business segments:
Fluid Handling and Industrial Products.

2.   Significant Accounting Policies

     In the opinion of management, the unaudited information presented as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 reflects all adjustments necessary, which consist only of normal recurring adjustments, for a fair presentation of the interim periods. Certain previously reported amounts have been reclassified to conform to the current presentation format.

     Earnings per common share (EPS) are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding using the treasury stock method. All share and per share data have been restated for the three-for-two stock split effected in the form of a 50% stock dividend in January 1997.

     In February 1997 the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," effective December 15, 1997 and superseding Accounting Principles Board Opinion No. 15. This statement replaces primary EPS with basic EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS, formerly fully diluted EPS, must be presented in all cases with basic EPS. Had SFAS No. 128 been effective for the periods ending March 31, 1997 and 1996, EPS for the Company would have been as follows:

                                                                                        1997               1996
                                                                                        ----               ----
                                                                                              (unaudited)
     Net income   . . . . . . . . . . . . . . . . . . . . . . . . . .                 $ 13,395         $  12,214
     Weighted average common shares outstanding   . . . . . . . . . .                   29,178            28,709
     Basic EPS  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $    .46         $     .43

     Weighted average common shares outstanding   . . . . . . . . . .                   29,178            28,709
     Weighted average stock options outstanding   . . . . . . . . . .                      631             1,017
                                                                                      --------         ---------
     Total weighted average shares outstanding  . . . . . . . . . . .                   29,809            29,726
     Diluted EPS  . . . . . . . . . . . . . . . . . . . . . . . . . .                 $    .45         $     .41

3.   Inventories

     The components of inventories as of March 31, 1997 and December 31, 1996 were (000's omitted):

                                                                                     March 31,        December 31,
                                                                                       1997              1996
                                                                                  ------------        ------------
                                                                                    (unaudited)
     Raw materials  . . . . . . . . . . . . . . . . . . . . . . . . .                $ 18,166          $ 18,351
     Work in process  . . . . . . . . . . . . . . . . . . . . . . . .                  16,474            14,909
     Finished goods   . . . . . . . . . . . . . . . . . . . . . . . .                  62,518            64,256
                                                                                      -------          --------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $ 97,158          $ 97,516
                                                                                     ========          ========

     Those inventories which were carried on a LIFO basis amounted to $60,583 and $62,068 at March 31, 1997 and December 31, 1996, respectively. The excess of current cost over LIFO inventory value and the impact on earnings of using the LIFO method are not material.

4.   Common and Preferred Stock

     The Company had five million shares of preferred stock authorized but unissued at March 31, 1997 and December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Historical Overview and Outlook

     IDEX sells a broad range of proprietary fluid handling and industrial products to a diverse customer base in the U.S. and, to an increasing extent, internationally. Accordingly, IDEX's businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where its products are sold and by the relationship of the U.S. dollar to other currencies. Among the factors that affect the demand for IDEX's products are interest rates, levels of capital spending in certain industries, and overall industrial growth.

     IDEX has a history of strong operating margins. The Company's operating margins are impacted by, among other things, utilization of facilities as sales volumes change, and inclusion of newly acquired businesses which may have lower margins that could be further affected by purchase accounting adjustments.

     IDEX's orders, sales, net income and earnings per share in the first quarter of 1997 were the highest of any first quarter in its history. The business pace has been steady at a high level. Incoming orders in the first quarter were $159.2 million and exceeded shipments by $7.4 million. First quarter orders increased by about 3% from the 1996 fourth quarter rate, and excluding orders at Fluid Management, were equivalent to the first quarter 1996 rate. Order improvements over last year in the company's pump businesses were offset by order declines in capital goods-related businesses. IDEX continues to run with relatively low backlogs of unfilled orders.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. IDEX continues to expect to set new records in sales, net income and earnings per share in 1997, barring unforeseen circumstances. Activity levels in the U.S. are expected to continue at a good rate, and IDEX's international focus, the integration of its recent acquisitions, and its strong cash flow - which will be used to cut debt and interest expense or to make acquisitions, are among the factors that should contribute to growth in 1997 and beyond.

Cautionary Statement Under the Private Securities Litigation Reform Act

     Demand for the Company's products is cyclical in nature and subject to changes in general market conditions that affect demand. The Company's customers operate primarily in industries that are rapidly impacted by changes in economic conditions, which in turn can influence orders. The Company operates without significant order backlogs. As a result, economic slowdowns could quickly have an adverse effect on the Company's performance. In addition, the Company's operating forecasts and budgets are based upon detailed assumptions which it believes are reasonable, but inherent difficulties in predicting the impact of certain factors may cause actual results to differ materially from the forward- looking statements set forth in this discussion and analysis section. These factors include but are not limited to the following: the Company's utilization of its capacity and the impact of capacity utilization on costs; developments with respect to contingencies such as environmental matters and litigation; labor market conditions and raw materials costs; levels of industrial activity and economic conditions in the U.S. and other countries around the world; and levels of capital spending in certain industries, all of which have a material influence on order rates; the relationship of the U.S. dollar to other currencies; interest rates; the Company's ability to integrate and operate acquired businesses on a profitable basis; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                Company and Business Group Financial Information
                                (000's omitted)



For the three months ended March 31,                                                       1997 (1)            1996
                                                                                       ------------        ------------
                                                                                                 (unaudited)
Fluid Handling Group  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     Net sales (2)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $117,699            $ 96,617
     Income from operations (3)   . . . . . . . . . . . . . . . . . . . . . . .             23,115              19,793
     Operating margin   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               19.6%               20.5%
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .           $  5,608            $  4,303
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . .              2,269               1,330

Industrial Products Group
     Net sales (2)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 34,225            $ 37,328
     Income from operations (3)   . . . . . . . . . . . . . . . . . . . . . . .              5,568               5,880
     Operating margin   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               16.3%               15.8%
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .           $    914            $    851
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . .                727               1,340

Company
     Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $151,839            $133,886
     Income from operations   . . . . . . . . . . . . . . . . . . . . . . . . .             26,262              23,416
     Operating margin   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               17.3%               17.5%
     Depreciation and amortization (4)  . . . . . . . . . . . . . . . . . . . .           $  6,567            $  5,190
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . .              3,001               2,689


     (1) Includes acquisition of Fluid Management (July 29, 1996) in the Fluid Handling Group.

     (2)   Group net sales include intersegment sales.

     (3) Group income from operations excludes net unallocated corporate operating expenses.

     (4)   Excludes amortization of debt issuance expenses.

Results of Operations

     For purposes of this discussion and analysis section, reference is made to the table on the preceding page and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of two business segments: Fluid Handling and Industrial Products.

Performance in the Three Months Ended March 31, 1997 Compared to 1996

     Net sales for the three months ended March 31, 1997 of $151.8 million increased by 13% over $133.9 million in the same period last year. The sales increase was due to the inclusion of Fluid Management (acquired in July 1996) in this year's results. Net income of $13.4 million in the first quarter of 1997 rose by 10% over the $12.2 million in 1996's first quarter. Earnings per share of $.45 in this year's first quarter rose by 10% over the $.41 earned in last year's first three months.

     In the first quarter of 1997, the Fluid Handling Group generated 77% of sales and 81% of profits, and the Industrial Products Group contributed 23% of sales and 19% of profits. International sales accounted for 39% of total sales in the first three months of 1997, versus 38% in the same period of 1996.

     Fluid Handling Group sales of $117.7 million increased by $21.1 million, or 22%, due to the inclusion of the recently acquired Fluid Management operation in this year's first quarter results. Sales outside the U.S. increased to 39% of total Fluid Handling Group sales in the first quarter of 1997 from 38% in the comparable 1996 period. Sales of $34.2 million in the Industrial Products Group in the first three months of 1997 decreased $3.1 million or 8%, from $37.3 million recorded in the same quarter of last year due to lower activity levels in the capital goods-related businesses. Shipments outside the U.S. were 38% of total sales in the Industrial Products Group in the first quarter of 1997, up from 37% in the comparable 1996 period.

     Gross profit of $58.9 million in the first quarter of 1997 increased $7.2 million, or 14%, from the comparable period of 1996. Gross profit as a percent to sales was 38.8% in the 1997 period, up slightly from 38.6% in last year's first quarter. Selling, general and administrative (SG & A) expenses of $30.7 million in 1997's first quarter increased 14% from $27.0 million in the first three months of 1996. As a percentage of sales, these expenses were unchanged at 20.2% in both periods. Goodwill amortization increased 55% to $1.9 million in the first three months of 1997 from $1.2 million in the comparable prior year period and as a percent of sales, increased to 1.3% from .9%. The year over year increases in gross profit, SG & A expenses and goodwill amortization were largely attributable to the inclusion of Fluid Management which was acquired in July 1996.

     Income from operations increased $2.9 million, or 12%, to $26.3 million in the three months ended March 31, 1997, from $23.4 million in 1996's first quarter. Overall operating margins remained very healthy at 17.3% of sales and were close to the 17.5% margins recorded in the first quarter of 1996.
While first quarter 1997 operating margins in IDEX's base Fluid Handling businesses improved somewhat over the first quarter of last year, including Fluid Management in this year's results caused operating margins for the group to slip slightly from 20.5% last year to 19.6% this year. Industrial Products margins improved from 15.8% last year to 16.3% this year.

     Interest expense increased to $5.0 million in the first quarter of 1997 from $4.2 million in the same period of 1996 because of additional borrowings under the U.S. credit agreement to complete the July 1996 acquisition of Fluid Management.

     The provision for income taxes increased to $7.7 million in the three months ended March 31, 1997, from $7.0 million in the comparable 1996 period. The effective tax rate was essentially unchanged at 36.6% in the 1997 period compared to 36.5% in 1996's first quarter.

     Net income of $13.4 million in the first quarter of 1997 was 10% higher than net income of $12.2 million in same period of 1996. Earnings per share amounted to $.45 in 1997's first quarter, which was 10% higher than the $.41 recorded in the first quarter of 1996.

     All share and per share data have been restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend paid on January 31, 1997.

Liquidity and Capital Resources

     At March 31, 1997, IDEX's working capital was $110 million and its current ratio was 2.2 to 1. Internally generated funds were adequate to fund capital expenditures of $3.0 million and $2.7 million, and dividends on common stock of $3.5 million and $3.1 million, for the three months ended March 31, 1997 and 1996, respectively. The capital expenditures were generally for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet any intermediate term needs for future growth as well as expected needs in the long term. During the three months ended March 31, 1997 and 1996, depreciation and amortization expense, excluding amortization of debt issuance expenses, was $6.6 million and $5.2 million, respectively.

     At March 31, 1997, the maximum amount available under the multi-currency amended U.S. credit agreement was $250 million, of which $148.5 million was borrowed, including a Netherlands guilder borrowing of 82.0 million ($43.5 million) which provides an economic hedge against the net investment in Fluid Management's Netherlands operation. The availability under this facility declines in stages commencing July 1, 1999, to $200 million on July 1, 2000. Any amount outstanding at July 1, 2001 becomes due at that date. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate or at LIBOR plus an applicable margin. At March 31, 1997, the applicable margin was 50 basis points. The Company also has a $10 million demand line of credit available for short-term borrowing requirements at the bank agent's reference rate or at an optional rate based on the bank's cost of funds. At March 31, 1997, there was $1.0 million borrowed under this short-term line of credit.

     At March 31, 1997, the maximum amount available under the German credit agreement was DM 52.5 million ($31.1 million), of which DM 50.0 ($29.6 million) was being used. The borrowing provides an economic hedge against the net investment in the Lukas operation. The availability under this agreement declines in stages commencing November 1, 1997, to DM 31.3 million at November 1, 2000. Any amount outstanding at November 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus 100 basis points.

     IDEX believes it will generate sufficient cash flow from operations in 1997 to meet its operating requirements, interest and scheduled amortization payments under both the amended U.S. credit agreement and the German credit agreement, interest and principal payments on the Senior Subordinated Notes, approximately $20 million of planned capital expenditures and approximately $14 million of annual dividend payments to holders of common stock. From commencement of operations in January 1988 until March 31, 1997, IDEX has borrowed $410 million under the credit agreements to complete 10 acquisitions. During this same period, IDEX generated, principally from operations, cash flow of $320 million to reduce its indebtedness. In the event that suitable businesses or assets are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

     On April 4, 1997, IDEX acquired Terry Harrison Holdings, Ltd. of Washington, Tyne & Wear, England. This company, with annual sales in the $8 million range, produces Blagdon air-operated diaphragm pumps. The business will continue to produce and sell products from its U.K. location under the Blagdon name but will be operated as a part of IDEX's Warren Rupp business unit. The acquisition, which is not material to IDEX, will be accounted for using the purchase method of accounting and has been financed through a borrowing under the amended U.S. credit agreement and the issuance of loan notes to the sellers.

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





                                                   IDEX CORPORATION




May 9, 1997                                        /s/Wayne P. Sayatovic
                                                  ------------------------------
                                                  Wayne P. Sayatovic
                                                  Senior Vice President -
                                                  Finance, Chief Financial
                                                  Officer and Secretary
                                                  (Duly Authorized and Principal
                                                   Financial Officer)

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

   3.1(a)    Amendment to Restated Certificate of Incorporation of IDEX (formerly HI, Inc.), as amended (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1997, Commission File No.
             1-10235).

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

   4.1       Restated Certificate of Incorporation and By-Laws of IDEX (filed as Exhibits No. 3.1 through No. 3.2(a)).

   4.2       Indenture, dated as of September 15, 1992, among IDEX, the Subsidiaries and
             Fleet National Bank of Connecticut, as Trustee, relating to the 9-3/4% Senior
             Subordinated Notes of IDEX due 2002 (incorporated by reference to Exhibit No. 4.2 to the Annual Report of IDEX on Form 10-K for the year ending December 31, 1992,
             Commission File No. 1-10235).

   4.2(a)    First Supplemental Indenture dated as of December 22, 1995, among IDEX and the
             Subsidiaries named therein and Fleet National Bank of Connecticut, a national banking association, as trustee (incorporated by reference to Exhibit No. 4.2(a) to to the Annual Report of IDEX on Form 10-K for the year ending December 31, 1995,
             Commission File No. 1-10235).

   4.2(b)    Second Supplemental Indenture dated as of July 29, 1996, among IDEX and the
             Subsidiaries named therein and Fleet National Bank of Connecticut, a national banking association, as trustee (incorporated by reference to Exhibit No. 4.2(b) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1996,
             Commission File No. 1-10235).

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

   4.5       Third Amended and Restated Credit Agreement dated as of July 17, 1996, among
             IDEX, Bank of America Illinois, as Agent, and other financial institutions named therein (incorporated by reference to Exhibit No. 4.5 to the Quarterly Report of
             IDEX on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-10235).

  *4.5(a)    First Amendment to the Third Amended and Restated Credit Agreement dated as of
             April 15, 1997, among IDEX, Bank of America Illinois, as Agent, and other financial institutions named therein.

 Exhibit
 Number                                         Description                                                       Page
 ------                                         -----------                                                       ----
      4.6     Amended and Restated Pledge Agreement dated as of July 17, 1996, by IDEX in in favor of the Agent and Banks (incorporated by reference to Exhibit No. 4.6 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1996,
              Commission File No. 1-10235).

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

    *10.1     Amended and Restated Employment Agreement between IDEX Corporation and
   **         Donald N. Boyce, dated as of November 22, 1996.

    *10.2     Amended and Restated Employment Agreement between IDEX Corporation and
   **         Wayne P. Sayatovic, dated as of November 22, 1996.

    *10.3     Amended and Restated Employment Agreement between IDEX Corporation and
   **         Frank J. Hansen, dated as of November 22, 1996.

    *10.4     Amended and Restated Employment Agreement between IDEX Corporation and
   **         Jerry N. Derck, dated as of November 22, 1996.

   **10.5     Management Incentive Compensation Plan (incorporated by reference to Exhibit
              No. 10.21 to Amendment No. 1 to the Registration Statement on Form S-1 of
              of IDEX Corporation, Registration No. 33-28317, as filed on June 1, 1989).

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

 Exhibit
 Number                                    Description                                                            Page
 ------                                    -----------                                                            ----
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

**10.13       1996 Stock Plan for Officers of IDEX (incorporated by reference to Exhibit
              No. 4.4 to the Registration Statement on Form S-8 of IDEX, Registration
              No. 333-18643, as filed on December 23, 1996).

**10.14       Amended and Restated IDEX Corporation Directors Deferred Compensation Plan,
              as amended (incorporated by reference to Exhibit No. 4.6 to the Registration
              Statement on Form S-8 of IDEX, Registration No. 333-18643, as filed on
              December 23, 1996).

**10.15       IDEX Corporation 1996 Deferred Compensation Plan for Officers, as amended
              (incorporated by reference to Exhibit No. 4.8 to the Registration Statement on
              Form S-8 of IDEX, Registration No. 333-18643, as filed on December 23, 1996).

**10.16       IDEX Corporation 1996 Deferred Compensation Plan for Non-Officer Presidents,
              as amended (incorporated by reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 of IDEX, Registration No. 333-18643, as filed on December 23, 1996).

  10.17       Asset Purchase Agreement dated July 26, 1996 between Idex and
              Fluid Management Limited Partnership, Fluid Management U.S.,
              L.L.C., Fluid Management Service, Inc., Fluid Management Canada,
              LLC, Fluid Management France, SNC, FM International, Inc., Fluid
              Management Europe B.U. (incorporated by reference to Exhibit No.
              2.1 to the Quarterly Report of IDEX on Form 10-Q for the Quarter ended June 30, 1996, Commission File No. 1-10235).

 *27          Financial Data Schedule.

              Revolving Credit Facility, dated as of September 29, 1995, between Dunja
              Verwaltungsgesellschaft GmbH and Bank of America NT & SA, Frankfurt
              Branch (a copy of the agreement will be furnished to the Commission upon request).





______________________
 *Filed herewith.
**Management contract or compensatory plan or arrangement.