Form 10-Q
period 1997-06-30
IDEX CORP /DE/
filed 1997-07-29
CIK 832101

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JUNE 30, 1997

                                      OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                 TO
                        COMMISSION FILE NUMBER 1-10235


                                IDEX CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                            36-3555336
     (State or other jurisdiction of                             (I.R.S. Employer
     Incorporation or Organization)                             Identification No.)

  630 DUNDEE ROAD, NORTHBROOK, ILLINOIS                                60062
(Address of principal Executive Offices)                            (Zip Code)

       Registrant's telephone number, including area code (847) 498-7070

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

     Number of shares of common stock of IDEX Corporation outstanding as of July 28, 1997: 29,217,748 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   1997            1996
                                                                -----------    ------------
                                                                (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................     $  5,408        $  5,295
  Receivables -- net........................................       94,291          91,200
  Inventories...............................................       96,794          97,516
  Other current assets......................................        6,223           7,159
                                                                 --------        --------
     Total current assets...................................      202,716         201,170
Property, plant and equipment -- net........................      100,521         102,383
Intangible assets -- net....................................      274,179         274,511
Other noncurrent assets.....................................        6,654           5,709
                                                                 --------        --------
     Total assets...........................................     $584,070        $583,773
                                                                 ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable....................................     $ 41,571        $ 40,670
  Dividends payable.........................................        3,503           3,471
  Accrued expenses..........................................       49,533          48,716
                                                                 --------        --------
     Total current liabilities..............................       94,607          92,857
Long-term debt..............................................      247,997         271,709
Other noncurrent liabilities................................       26,054          23,698
                                                                 --------        --------
     Total liabilities......................................      368,658         388,264
                                                                 --------        --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares authorized: 1997 and 1996 -- 75,000,000
     Shares issued and outstanding: 1997 -- 29,194,693; 1996
      -- 28,925,867.........................................          292             289
  Additional paid-in capital................................       89,481          89,657
  Retained earnings.........................................      126,625         105,238
  Minimum pension liability adjustment......................         (632)
  Accumulated translation adjustment........................         (354)            325
                                                                 --------        --------
     Total shareholders' equity.............................      215,412         195,509
                                                                 --------        --------
     Total liabilities and shareholders' equity.............     $584,070        $583,773
                                                                 ========        ========

See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      SECOND QUARTER ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                   JUNE 30,
                                                      --------------------       --------------------
                                                        1997        1996           1997        1996
                                                      --------    --------       --------    --------
                                                          (UNAUDITED)                (UNAUDITED)
Net sales.........................................    $165,174    $131,169       $317,013    $265,055
Cost of sales.....................................     100,148      80,116        193,076     162,338
                                                      --------    --------       --------    --------
Gross profit......................................      65,026      51,053        123,937     102,717
Selling, general and administrative expenses......      33,999      26,084         64,738      53,100
Goodwill amortization.............................       2,159       1,232          4,069       2,464
                                                      --------    --------       --------    --------
Income from operations............................      28,868      23,737         55,130      47,153
Other expense -- net..............................          19          96            156          53
                                                      --------    --------       --------    --------
Income before interest expense and income taxes...      28,849      23,641         54,974      47,100
Interest expense..................................       4,901       4,066          9,911       8,291
                                                      --------    --------       --------    --------
Income before income taxes........................      23,948      19,575         45,063      38,809
Provision for income taxes........................       8,953       6,913         16,673      13,933
                                                      --------    --------       --------    --------
Net income........................................    $ 14,995    $ 12,662       $ 28,390    $ 24,876
                                                      ========    ========       ========    ========
Earnings per common share.........................    $    .50    $    .43       $    .95    $    .84
                                                      ========    ========       ========    ========
Weighted average common shares outstanding........      30,028      29,735         29,902      29,706
                                                      ========    ========       ========    ========

See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                      COMMON STOCK                MINIMUM
                                      & ADDITIONAL                PENSION     ACCUMULATED       TOTAL
                                        PAID-IN       RETAINED   LIABILITY    TRANSLATION   SHAREHOLDERS'
                                        CAPITAL       EARNINGS   ADJUSTMENT   ADJUSTMENT       EQUITY
                                      ------------    --------   ----------   -----------   -------------
Balance, December 31, 1996.........     $89,946       $105,238                   $ 325        $ 195,509
Issuance of 268,827 shares of
  common stock from exercise of
  stock options, net of stock
  options surrendered..............        (173)                                                   (173)
Minimum pension liability
  adjustment.......................                               $  (632)                         (632)
Unrealized translation
  adjustment.......................                                               (679)            (679)
Cash dividends declared on common
  stock ($.24 per share)...........                     (7,003)                                  (7,003)
Net income.........................                     28,390                                   28,390
                                        -------       --------    -------        -----        ---------
Balance, June 30, 1997
  (unaudited)......................     $89,773       $126,625    $  (632)       $(354)       $ 215,412
                                        =======       ========    =======        =====        =========

See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
                                                                    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................    $ 28,390    $ 24,876
  Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation...........................................       8,550       6,865
     Amortization of intangibles............................       4,979       3,371
     Amortization of debt issuance expenses.................         324         312
     Deferred income taxes..................................       3,014         587
     Increase in receivables................................      (1,634)       (202)
     Decrease in inventories................................       3,162       7,188
     Decrease in trade accounts payable.....................        (884)     (4,515)
     Decrease in accrued expenses...........................        (223)     (5,546)
     Other transactions -- net..............................       4,226         957
                                                                --------    --------
     Net cash flows from operating activities...............      49,904      33,893
                                                                --------    --------
Cash flows from investing activities:
  Additions to property, plant and equipment................      (7,237)     (6,405)
  Acquisition of business (net of cash acquired)............     (11,871)
                                                                --------    --------
     Net cash flows from investing activities...............     (19,108)     (6,405)
                                                                --------    --------
Cash flows from financing activities:
  Dividends paid............................................      (6,971)     (6,125)
  Borrowing under notes payable for acquisition of
     business...............................................       9,909
  Borrowing under U.S. credit agreement for acquisition of
     business...............................................       3,073
  Net repayments under the credit agreements................     (36,404)    (20,138)
  Decrease in accrued interest..............................        (290)       (396)
                                                                --------    --------
     Net cash flows from financing activities...............     (30,683)    (26,659)
                                                                --------    --------
Net increase in cash........................................         113         829
Cash and cash equivalents at beginning of period............       5,295       5,937
                                                                --------    --------
Cash and cash equivalents at end of period..................    $  5,408    $  6,766
                                                                ========    ========
      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................    $  9,757    $  8,254
  Income taxes..............................................       6,218      13,354

See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

     IDEX Corporation ("IDEX" or the "Company") is a manufacturer of a wide array of proprietary, engineered industrial products sold to a diverse customer base in a variety of industries in the U.S. and internationally. Its products include industrial pumps and controls; fire-fighting pumps and rescue equipment; dispensing and mixing equipment; stainless steel banding, clamping and sign-mounting devices; sheet metal fabricating equipment and tooling; automatic lubrication systems; small-horsepower compressors; and energy absorption equipment. These activities are grouped into two business segments; Fluid Handling and Industrial Products.

2. SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the unaudited information presented as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 reflects all adjustments necessary, which consist only of normal recurring adjustments, for a fair presentation of the interim periods. Certain previously reported amounts have been reclassified to conform to the current presentation format.

     Earnings per common share (EPS) are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, in the form of stock options and deferred compensation units, have been included in the calculation of weighted average shares outstanding using the treasury stock method. All share and per share data have been restated for the three-for-two stock split effected in the form of a 50% stock dividend in January 1997.

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," effective for interim and annual periods ending after December 15, 1997 which superseded Accounting Principles Board Opinion No. 15. This statement replaces primary EPS with basic EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS, formerly fully diluted EPS, must be presented in all cases with basic EPS. Had SFAS No. 128 been effective for the six-month periods ending June 30, 1997 and 1996, EPS for the Company would have been as follows (in thousands except per share amounts):

                                                              1997          1996
                                                              ----          ----
                                                                  (UNAUDITED)
Net income...............................................    $28,390       $24,876
Weighted average common shares outstanding...............     29,140        28,736
Basic EPS................................................    $   .97       $   .87
Weighted average common shares outstanding...............     29,140        28,736
Weighted average common stock equivalents outstanding....        762           971
                                                             -------       -------
Total weighted average shares outstanding................     29,902        29,706
Diluted EPS..............................................    $   .95       $   .84

     In June 1997 the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. The requirements of both statements impact financial statement disclosure only. Accordingly, SFAS No. 130 and 131, when adopted, will not have a material impact on the Company's financial position or the results of its operations.

                       IDEX CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVENTORIES

     The components of inventories as of June 30, 1997 and December 31, 1996 were (in thousands):

                                                         JUNE 30,         DECEMBER 31,
                                                           1997               1996
                                                         --------         ------------
                                                        (UNAUDITED)
Raw materials and supplies..........................      $18,608           $18,351
Work in process.....................................       17,449            14,909
Finished goods......................................       60,737            64,256
                                                          -------           -------
     Total..........................................      $96,794           $97,516
                                                          =======           =======

     Those inventories which were carried on a LIFO basis amounted to $61,822 and $62,068 at June 30, 1997 and December 31, 1996, respectively. The excess of current cost over LIFO inventory value and the impact on earnings of using the LIFO method are not material.

4. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at June 30, 1997 and December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Historical Overview and Outlook

     IDEX sells a broad range of proprietary fluid handling and industrial products to a diverse customer base in the U.S. and, to an increasing extent, internationally. Accordingly, IDEX's businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where its products are sold and by the relationship of the U.S. dollar to other currencies. Among the factors that affect the demand for IDEX's products are interest rates, levels of capital spending in certain industries, currency exchange rate fluctuations, and overall industrial growth.

     IDEX has a history of strong operating margins. The Company's operating margins are impacted by, among other things, utilization of facilities as sales volumes change, and inclusion of newly acquired businesses which may have lower margins that could be further affected by purchase accounting adjustments.

     IDEX's orders, sales, net income and earnings per share in the second quarter of 1997 were the highest of any quarter in its history. Sales in the second quarter were $165.2 million and slightly exceeded orders of $164.6 million. Second quarter orders increased by about 3% from the 1997 first quarter rate, and excluding orders at recent acquisitions, were 5% higher than the second quarter 1996 rate. Backlogs of unfilled orders remain at IDEX's typical operating level of about 1.5 months' sales.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. The pace of incoming orders has been steady, IDEX's recent acquisitions are contributing nicely to earnings and the Company's prospects remain good. IDEX expects earnings in the next two quarters to exceed those of the corresponding 1996 quarters and second half results to at least match, if not exceed, first half results. That would enable the Company to again report new records in net income before extraordinary charges for every year since IDEX went public in 1989. For the longer term, management remains confident of IDEX's prospects given its strong market positions, new product and international emphasis and use of the Company's fine cash flow to cut debt and interest expense or make acquisitions following its disciplined approach.

Cautionary Statement Under the Private Securities Litigation Reform Act

     Demand for IDEX's products is cyclical in nature and subject to changes in general market conditions that affect demand. The Company's customers operate primarily in industries that are rapidly impacted by changes in economic conditions, which in turn can influence orders. IDEX operates without significant order backlogs. As a result, economic slowdowns could quickly have an adverse effect on its performance. In addition, the Company's operating forecasts and budgets are based upon detailed assumptions which it believes are reasonable, but inherent difficulties in predicting the impact of certain factors may cause actual results to differ materially from the forward-looking statements set forth in this discussion and analysis section. These factors include but are not limited to the following: the Company's utilization of its capacity and the impact of capacity utilization on costs; developments with respect to contingencies such as environmental matters and litigation; labor market conditions and raw materials costs; levels of industrial activity and economic conditions in the U.S. and other countries around the world; and levels of capital spending in certain industries, all of which have a material influence on order rates; the relationship of the U.S. dollar to other currencies; interest rates; the Company's ability to integrate and operate acquired businesses on a profitable basis; and other risks detailed from time to time in IDEX's filings with the Securities and Exchange Commission.

                       IDEX CORPORATION AND SUBSIDIARIES

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                                        SECOND QUARTER ENDED      SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                        --------------------    --------------------
                                                        1997(1)       1996      1997(1)       1996
                                                        --------    --------    --------    --------
                                                            (UNAUDITED)             (UNAUDITED)
Fluid Handling Group
  Net sales(2)......................................    $127,604    $ 96,513    $245,303    $193,130
  Income from operations(3).........................      25,422      20,580      48,537      40,373
  Operating margin..................................        19.9%       21.3%       19.8%       20.9%
  Depreciation and amortization.....................    $  5,987    $  4,179    $ 11,595    $  8,482
  Capital expenditures..............................       3,029       2,468       5,298       3,798
Industrial Products Group
  Net sales(2)......................................    $ 37,720    $ 34,712    $ 71,945    $ 72,040
  Income from operations(3).........................       6,240       5,143      11,808      11,023
  Operating margin..................................        16.5%       14.8%       16.4%       15.3%
  Depreciation and amortization.....................    $    925    $    829    $  1,839    $  1,680
  Capital expenditures..............................         933       1,248       1,660       2,588
Company
  Net sales.........................................    $165,174    $131,169    $317,013    $265,055
  Income from operations............................      28,868      23,737      55,130      47,153
  Operating margin..................................        17.5%       18.1%       17.4%       17.8%
  Depreciation and amortization(4)..................    $  6,962    $  5,046    $ 13,529    $ 10,236
  Capital expenditures..............................       4,236       3,716       7,237       6,405

-------------------------
(1) Includes acquisition of Blagdon Pumps (April 4, 1997) and Fluid Management (July 29, 1996) in the Fluid Handling Group.

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

PERFORMANCE IN THE SECOND QUARTER ENDED JUNE 30, 1997 COMPARED TO 1996

     Net sales of $165.2 million for the three months ended June 30, 1997 increased by 26% over $131.2 million in the same period last year. Sales in the base businesses were up about 5% in the second quarter of 1997, with acquisitions (Fluid Management on July 29, 1996 and Blagdon Pumps on April 4,
1997) contributing 21% of the rise in sales. Net income of $15.0 million in the second quarter of 1997 rose by 18% over the $12.7 million in 1996's second quarter. Earnings per share of $.50 in this year's second quarter improved by $.07 over the $.43 earned in the same quarter of last year.

     In the second quarter of 1997, the Fluid Handling Group generated 77% of sales and 80% of profits, and the Industrial Products Group contributed 23% of sales and 20% of profits. International sales accounted for 41% of total sales in the 1997 period, versus 38% in the corresponding quarter of 1996.

     Fluid Handling Group sales of $127.6 million increased by $31.1 million, or 32%, most of which was due to the inclusion of the Fluid Management and Blagdon operations in this year's second quarter results. Sales outside the U.S. increased to 41% of total Fluid Handling Group sales in the second quarter of 1997 from 38% in the comparable 1996 period. Second quarter 1997 sales of $37.7 million in the Industrial Products Group increased $3.0 million, or 9%, from $34.7 million recorded in the same period of last year. Shipments outside the U.S. were 38% of total sales in the Industrial Products Group in the second quarter of 1997, down slightly from 39% in the comparable 1996 period.

     Gross profit of $65.0 million in the second quarter of 1997 increased $14.0 million, or 27%, from the comparable period of 1996. Gross profit as a percent to sales was 39.4% in the 1997 period, up slightly from 38.9% in last year's second quarter. Selling, general and administrative (SG&A) expenses of $34.0 million in 1997's second quarter increased 30% from $26.1 million in the same three months of 1996. As a percentage of sales, these expenses increased slightly to 20.6% in 1997 from 19.9% in 1996. Goodwill amortization increased 75% to $2.2 million in the second quarter of 1997 from $1.2 million in the comparable prior year period and, as a percent of sales, increased to 1.3% from
 .9%. The year over year increases in gross profit, SG&A expenses and goodwill amortization were largely attributable to the inclusion of recent acquisitions.

     Income from operations increased $5.2 million, or 22%, to $28.9 million in the three months ended June 30, 1997 from $23.7 million in 1996's second quarter. Operating margins at 17.5% of sales also were very strong and improved slightly from the immediately preceding quarter. However, margins were off by about 6/10ths of 1% from last year's second quarter, with inclusion of acquired companies having a slight negative effect. Nevertheless, the acquired companies have good margins which are improving.

     Interest expense increased to $4.9 million in the second quarter of 1997 from $4.1 million in the same period of 1996 because of additional long-term debt incurred to complete the acquisitions of Fluid Management and Blagdon Pumps offset by cash flow from operations.

     The provision for income taxes increased to $9.0 million in the three months ended June 30, 1997, from $6.9 million in the comparable 1996 period. The effective tax rate increased to 37.4% in the 1997 period from 35.3% in 1996's second quarter due to the changing mix of international earnings and state franchise tax factors.

     Net income of $15.0 million in the second quarter of 1997 was 18% higher than the net income of $12.7 million in the same period of 1996. Earnings per share amounted to $.50 in this year's second quarter, which was 16% higher than the $.43 recorded in the second quarter of 1996.

PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO 1996

     In the six months ended June 30, 1997, IDEX had record sales of $317.0 million, up 20% from last year's record of $265.1 million and net income of $28.4 million, up 14% from last year's $24.9 million. Earnings per share of $.95 in this year's first half compared with $.84 in the year-ago period. Incoming orders in the first six months of 1997 totaled $323.8 million, slightly in excess of sales, indicating that business pace continues to be good. The Company ended the period with a typical backlog of approximately 1.5 months' sales.

     In the first half of 1997, the Fluid Handling Group generated 77% of sales and 80% of profits, and the Industrial Products Group contributed 23% of sales and 20% of profits. International sales accounted for 40% of total sales in the 1997 first half, up from 38% last year.

     Fluid Handling Group sales of $245.3 million increased $52.2 million, or 27%, due to the inclusion of the Fluid Management and Blagdon Pumps operations in this year's results. Sales outside the U.S. increased to 40% of total Fluid Handling Group sales in the first six months of 1997 from 38% in the comparable 1996 period due to the inclusion of Blagdon Pumps, based in the U.K., the international operations of Fluid Management, and stronger worldwide demand for industrial pumps and certain other products of the Group's base businesses.

     First half 1997 sales of $71.9 million in the Industrial Products Group were essentially equal to the $72.0 million recorded in the same period of last year due to higher customer demand for banding and clamping devices and sign mounting systems, offset by lower activity levels in the capital goods-related businesses. Shipments outside the U.S. were 38% of total sales in the Industrial Products Group in the six-month 1997 period, the same percentage as in the comparable 1996 period.

     Gross profit of $123.9 million in the first half of 1997 increased $21.2 million, or 21%, from the comparable period of 1996. Gross profit as a percent to sales was 39.1% in the 1997 period, up slightly from 38.8% in last year's first half. Selling, general and administrative (SG&A) expenses of $64.7 million in 1997's first six months increased 22% from $53.1 million in the same period of 1996. As a percentage of sales, these expenses increased slightly to 20.4% in 1997 from 20.0% in 1996. Goodwill amortization increased 65% to $4.1 million in the first half of 1997 from $2.5 million in the comparable prior year period and, as a percent of sales, increased to 1.3% from .9%. The year over year increases in gross profit dollars, SG&A expenses as a percent of sales and goodwill amortization resulted from the acquisitions of Fluid Management and Blagdon Pumps.

     Income from operations increased $7.9 million, or 17%, to $55.1 million in the six months ended June 30, 1997 from $47.2 million in 1996's first half. Operating profit margins in this year's first half were 17.4% of sales versus 17.8% in the same period last year, with the slight decline caused by including acquired companies in this year's results. Margins in the Company's base businesses actually improved somewhat. In the Fluid Handling Group, income from operations of $48.5 million and operating margin of 19.8% in the first six months of 1997 compare to the $40.4 million and 20.9% recorded in 1996. The slight operating margin decline resulted from the inclusion of recent acquisitions in this year's results. Income from operations in the Industrial Products Group of $11.8 million in the six-month 1997 period was up $.8 million from the $11.0 million in 1996. Operating margin of 16.4% in the 1997 first half compares favorably to the 15.3% achieved in 1996.

     Interest expense increased to $9.9 million in the first half of 1997 from $8.3 million in the 1996 period because of additional long-term debt incurred to complete the acquisitions of Fluid Management and Blagdon Pumps offset by cash flow from operations.

     The provision for income taxes increased to $16.7 million in the six months ended June 30, 1997 from $13.9 million in the comparable 1996 period. The effective tax rate increased to 37.0% in 1997 from 35.9% in 1996 due to the changing mix of international earnings and state franchise tax factors.

     Record net income of $28.4 million in the first six months of 1997 was 14% higher than the net income of $24.9 million in the same period of 1996. Earnings per share amounted to $.95 in 1997's first half, a new all-time high, which was 13% higher than the $.84 recorded in the year-ago period.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, IDEX's working capital was $108.1 million and its current ratio was 2.1 to 1. Internally generated funds were adequate to fund capital expenditures of $7.2 million and $6.4 million, and dividends on common stock of $7.0 million and $6.1 million, for the six months ended June 30, 1997 and 1996, respectively. The capital expenditures were generally for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet any intermediate and long-term needs for future growth. During the six months ended June 30, 1997 and 1996, depreciation and amortization expense, excluding amortization of debt issuance expenses, was $13.5 million and $10.2 million, respectively.

     At June 30, 1997, the maximum amount available under the multi-currency amended U.S. credit agreement was $250 million, of which $128.7 million was borrowed, including a Netherlands guilder borrowing of NGL 82.0 million ($42.7 million) which provides an economic hedge against the net investment in Fluid Management's Netherlands operation. The availability under this facility declines in stages commencing July 1, 1999, to $200 million on July 1, 2000. Any amount outstanding at July 1, 2001 becomes due at that date. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate or at LIBOR plus an applicable margin. At June 30, 1997, the applicable margin was 50 basis points. The Company also has a $10 million demand line of credit available for short-term borrowing requirements at the bank agent's reference rate or at an optional rate based on the bank's cost of funds. At June 30, 1997, there was $2.0 million borrowed under this short-term line of credit. The U.S. dollar equivalent of the notes payable at June 30, 1997 issued to the seller in the April 1997 acquisition of Blagdon Pumps was $9.9 million with interest payable quarterly at LIBOR plus an applicable margin.

     On May 23, 1997, the Company's Lukas subsidiary entered into an amended German credit agreement improving the interest rate structure and eliminating certain reductions in availability. At June 30, 1997, the maximum amount available under the German credit agreement was DM 52.5 million ($30.8 million), of which DM 52.0 ($30.5 million) was being used. The borrowing provides an economic hedge against the net investment in the Lukas operation. The availability under this agreement declines in stages commencing November 1, 1999, to DM 31.3 million at November 1, 2000. Any amount outstanding at November 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus an applicable margin. At June 30, 1997, the applicable margin was 77.5 basis points.

     IDEX believes it will generate sufficient cash flow from operations in 1997 to meet its operating requirements, interest and scheduled amortization payments under both the amended U.S. and German credit agreements, interest and principal payments on the Senior Subordinated Notes, approximately $23 million of planned capital expenditures and approximately $14 million of annual dividend payments to holders of common stock. From commencement of operations in January 1988 until June 30, 1997, IDEX has borrowed $422 million under its credit agreements to complete eleven acquisitions. During this same period, IDEX generated, principally from operations, cash flow of $343 million to reduce its indebtedness. In the event that suitable businesses or assets are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

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

                                          IDEX CORPORATION

                                          /s/ WAYNE P. SAYATOVIC
                                          --------------------------------------
                                          Wayne P. Sayatovic
                                          Senior Vice President -- Finance,
                                          Chief Financial Officer and Secretary
                                          (Duly Authorized and Principal
                                          Financial Officer)
July 29, 1997

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                             DESCRIPTION                           PAGE
 -------                             -----------                           ----

   3.1 Restated Certificate of Incorporation of IDEX (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX Corporation, et al., Registration No. 33-21205, as filed on April 21, 1988).
   3.1(a) Amendment to Restated Certificate of Incorporation of IDEX (formerly HI, Inc.), as amended (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235).
   3.2 Amended and Restated By-Laws of IDEX (incorporated by reference to Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of IDEX Corporation, et al., Registration No. 33-21205, as filed on July 17, 1989).
   3.2(a) Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX (incorporated by reference to Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX Corporation, et al., Registration No. 33-21205, as filed on February 12,
             1990).
   4.1 Restated Certificate of Incorporation and By-Laws of IDEX (filed as Exhibits No. 3.1 through No. 3.2(a)).
   4.2 Indenture, dated as of September 15, 1992, among IDEX, the Subsidiaries and Fleet National Bank of Connecticut, a national banking association, as Trustee, relating to the 9 3/4% Senior Subordinated Notes of IDEX due 2002 (incorporated by reference to Exhibit No. 4.2 to the Annual Report of IDEX on Form 10-K for the year ending December 31, 1992, Commission File No. 1-10235).
   4.2(a) First Supplemental Indenture dated as of December 22, 1995, among IDEX and the Subsidiaries named therein and Fleet National Bank of Connecticut, a national banking association, as Trustee (incorporated by reference to Exhibit No. 4.2(a) to the Annual Report of IDEX on Form 10-K for the year ending December 31, 1995, Commission File No. 1-10235).
   4.2(b) Second Supplemental Indenture dated as of July 29, 1996, among IDEX and the Subsidiaries named therein and Fleet National Bank of Connecticut, a national banking association, as Trustee (incorporated by reference to Exhibit No. 4.2(b) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-10235).
   4.3 Specimen Senior Subordinated Note of IDEX (including specimen Guarantee) (incorporated by reference to Exhibit No. 4.3 to the Annual Report of IDEX on Form 10-K for the year ending December 31, 1992, Commission File No.1-10235).
   4.4 Specimen Certificate of Common Stock (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX Corporation, et al., Registration No. 33-42208, as filed on September 16, 1991).
   4.5 Third Amended and Restated Credit Agreement dated as of July 17, 1996, among IDEX, Bank of America Illinois, as Agent, and other financial institutions named therein (the "Banks") (incorporated by reference to Exhibit No. 4.5 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-10235).
   4.5(a) First Amendment to the Third Amended and Restated Credit Agreement dated as of April 15, 1997, among IDEX, Bank of America Illinois, as Agent, and the Banks (incorporated by reference to Exhibit 4.5(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-10235).

 EXHIBIT
  NUMBER                             DESCRIPTION                           PAGE
 -------                             -----------                           ----
   4.6       Amended and Restated Pledge Agreement dated as of July 17,
             1996, by IDEX in favor of the Agent and the Banks
             (incorporated by reference to Exhibit No. 4.6 to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             June 30, 1996, Commission File No. 1-10235).
   4.6(a)    Supplement No. 1 to the Amended and Restated Pledge
             Agreement dated as of August 5, 1996, by IDEX in favor of
             the Agent and the Banks (incorporated by reference to
             Exhibit No. 4.6(a) to the Quarterly Report of IDEX on Form
             10-Q for the quarter ended June 30, 1996, Commission File
             No. 1-10235).
   4.7       Amended and Restated Subsidiary Guaranty Agreement dated as of July 17, 1996, by the Subsidiaries named therein in favor of the Agent and the Banks (incorporated by reference to
             Exhibit No. 4.7 to the Quarterly Report of IDEX on Form 10-Q
             for the quarter ended June 30, 1996, Commission File No.
             1-10235).
   4.7(a)    Supplement No. 1 to the Amended and Restated Subsidiary
             Guaranty Agreement dated as of August 5, 1996, by FMI
             Management Company in favor of the Agent and the Banks
             (incorporated by reference to Exhibit No. 4.7(a) to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             June 30, 1996, Commission File No. 1-10235).
   4.7(b)    Supplement No. 2 to the Amended and Restated Subsidiary
             Guaranty Agreement dated as of August 5, 1996, by Fluid
             Management, Inc. in favor of the Agent and the Banks
             (incorporated by reference to Exhibit No. 4.7(b) to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             June 30, 1996, Commission File No. 1-10235).
   4.8       Registration Rights Agreement dated as of July 26, 1996,
             between IDEX and Mitchell H. Saranow (incorporated by
             reference to Exhibit No. 4.8 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1996, Commission
             File No. 1-10235).
**10.1       Amended and Restated Employment Agreement between IDEX
             Corporation and Donald N. Boyce, dated as of November 22,
             1996.
**10.2       Amended and Restated Employment Agreement between IDEX
             Corporation and Wayne P. Sayatovic, dated as of November 22,
             1996.
**10.3       Amended and Restated Employment Agreement between IDEX
             Corporation and Frank J. Hansen, dated as of November 22,
             1996.
**10.4       Amended and Restated Employment Agreement between IDEX
             Corporation and Jerry N. Derck, dated as of November 22,
             1996.
**10.5       Management Incentive Compensation Plan (incorporated by
             reference to Exhibit No. 10.21 to Amendment No. 1 to the
             Registration Statement on Form S-1 of IDEX Corporation,
             Registration No. 33-28317, as filed on June 1, 1989).
**10.5(a)    Amended Management Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.9(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996,
             Commission File No. 1-10235).
**10.6       Form of Indemnification Agreement (incorporated by reference to Exhibit No. 10.23 to the Registration Statement on Form
             S-1 of IDEX Corporation, Registration No. 33-28317, as filed on April 26, 1989).
**10.7       Form of Shareholder Purchase and Sale Agreement
             (incorporated by reference to Exhibit No. 10.24 to Amendment
             No. 1 to the Registration Statement on Form S-1 of IDEX
             Corporation, Registration No. 33-28317, as filed on June 1,
             1989).

 EXHIBIT
  NUMBER                             DESCRIPTION                           PAGE
 -------                             -----------                           ----
**10.8       Revised Form of IDEX Corporation Stock Option Plan for
             Outside Directors (incorporated by reference to Exhibit No.
             10.22 to Post-Effective Amendment No. 4 to the Registration
             Statement on Form S-1 of IDEX Corporation, et al.,
             Registration No. 33-21205, as filed on March 2, 1990).
**10.9       Amendment to the IDEX Corporation Stock Option Plan for
             Outside Directors adopted by resolution to the Board of
             Directors dated as of January 28, 1992 (incorporated by
             reference to Exhibit No. 10.21(a) of the Annual Report of
             IDEX on Form 10-K for the year ended December 31, 1992,
             Commission File No. 1-10235).
**10.10      Non-Qualified Stock Option Plan for Non-Officer Key
             Employees of IDEX Corporation (incorporated by reference to
             Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K
             for the year ended December 31, 1992, Commission File No.
             1-10235).
**10.10(a)   1996 Stock Plan for Non-Officer Key Employees of IDEX
             Corporation (incorporated by reference to Exhibit No. 4.5 to the Registration Statement on Form S-8 of IDEX Corporation,
             et al., Registration No. 333-18643, as filed on December 23,
             1996).
**10.11      Non-Qualified Stock Option Plan for Officers of IDEX
             Corporation (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended
             December 31, 1992, Commission File No. 1-10235).
**10.12      IDEX Corporation Supplemental Executive Retirement Plan
             (incorporated by reference to Exhibit No. 10.17 to the
             Annual Report of IDEX on Form 10-K for the year ended
             December 31, 1992, Commission File No. 1-10235).
**10.13      1996 Stock Plan for Officers of IDEX Corporation
             (incorporated by reference to Exhibit No. 4.4 to the
             Registration Statement on Form S-8 of IDEX Corporation, et
             al., Registration No. 333-18643, as filed on December 23,
             1996).
**10.14      Amended and Restated IDEX Corporation Directors Deferred
             Compensation Plan, as amended (incorporated by reference to
             Exhibit No. 4.6 to the Registration Statement on Form S-8 of
             IDEX Corporation, et al., Registration No. 333-18643, as
             filed on December 23, 1996).
**10.15      IDEX Corporation 1996 Deferred Compensation Plan for
             Officers, as amended (incorporated by reference to Exhibit
             No. 4.8 to the Registration Statement on Form S-8 of IDEX
             Corporation, et al., Registration No. 333-18643, as filed on
             December 23, 1996).
**10.16      IDEX Corporation 1996 Deferred Compensation Plan for
             Non-Officer Presidents, as amended (incorporated by
             reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 of IDEX Corporation, et al., Registration No.
             333-18643, as filed on December 23, 1996).
  10.17      Asset Purchase Agreement dated July 26, 1996 between IDEX
             and Fluid Management Limited Partnership, Fluid Management
             U.S. LLC, Fluid Management Services, Inc., Fluid Management
             Canada LLC, Fluid Management France SNC, FM International,
             Inc., Fluid Management Europe B.V. (incorporated by
             reference to Exhibit No. 2.1 to the Quarterly Report on IDEX
             Form 10-Q for the quarter ended June 30, 1996, Commission
             File No. 1-10235).
 *27         Financial Data Schedule.
             Revolving Credit Facility dated as of September 29, 1995, as amended, between Dunja Verwaltungsgesellschaft GmbH and Bank of America NT & SA, Frankfurt Branch (a copy of the
             agreement will be furnished to the Commission upon request).

-------------------------
 * Filed herewith.
** Management contract or compensatory plan or arrangement.