Form 10-Q
period 1997-09-30
IDEX CORP /DE/
filed 1997-10-30
CIK 832101

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 1997
OR
     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM     TO
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

     Number of shares of common stock of IDEX Corporation outstanding as of October 29, 1997: 29,240,183 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................    $  3,646        $  5,295
  Receivables -- net........................................      93,608          91,200
  Inventories...............................................      94,050          97,516
  Other current assets......................................       7,321           7,159
                                                                --------        --------
     Total current assets...................................     198,625         201,170
Property, plant and equipment -- net........................      99,154         102,383
Intangible assets -- net....................................     270,254         274,511
Other noncurrent assets.....................................       6,598           5,709
                                                                --------        --------
     Total assets...........................................    $574,631        $583,773
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable....................................    $ 41,213        $ 40,670
  Dividends payable.........................................       3,508           3,471
  Accrued expenses..........................................      42,763          48,716
                                                                --------        --------
     Total current liabilities..............................      87,484          92,857
Long-term debt..............................................     233,000         271,709
Other noncurrent liabilities................................      28,232          23,698
                                                                --------        --------
     Total liabilities......................................     348,716         388,264
                                                                --------        --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares authorized: 1997 and 1996 -- 75,000,000
     Shares issued and outstanding: 1997 -- 29,233,454;
     1996 -- 28,925,867.....................................         292             289
  Additional paid-in capital................................      90,274          89,657
  Retained earnings.........................................     137,600         105,238
  Minimum pension liability adjustment......................        (632)
  Accumulated translation adjustment........................      (1,619)            325
                                                                --------        --------
     Total shareholders' equity.............................     225,915         195,509
                                                                --------        --------
     Total liabilities and shareholders' equity.............    $574,631        $583,773
                                                                ========        ========

See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      THIRD QUARTER ENDED         NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                      --------------------       --------------------
                                                        1997        1996           1997        1996
                                                      --------    --------       --------    --------
                                                          (UNAUDITED)                (UNAUDITED)
Net sales.........................................    $159,996    $140,864       $477,009    $405,919
Cost of sales.....................................      97,041      86,496        290,117     248,834
                                                      --------    --------       --------    --------
Gross profit......................................      62,955      54,368        186,892     157,085
Selling, general and administrative expenses......      32,919      28,799         97,657      81,899
Goodwill amortization.............................       2,101       1,823          6,170       4,287
                                                      --------    --------       --------    --------
Income from operations............................      27,935      23,746         83,065      70,899
Other income (expense) -- net.....................        (392)         42           (548)        (12)
                                                      --------    --------       --------    --------
Income before interest expense and income taxes...      27,543      23,788         82,517      70,887
Interest expense..................................       4,552       5,246         14,463      13,537
                                                      --------    --------       --------    --------
Income before income taxes........................      22,991      18,542         68,054      57,350
Provision for income taxes........................       8,507       6,713         25,180      20,646
                                                      --------    --------       --------    --------
Net income........................................    $ 14,484    $ 11,829       $ 42,874    $ 36,704
                                                      ========    ========       ========    ========
Earnings per common share.........................    $    .48    $    .40       $   1.43    $   1.23
                                                      ========    ========       ========    ========
Weighted average common shares outstanding........      30,333      29,735         30,053      29,723
                                                      ========    ========       ========    ========

See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                        MINIMUM
                                           COMMON STOCK                 PENSION     ACCUMULATED       TOTAL
                                           & ADDITIONAL     RETAINED   LIABILITY    TRANSLATION   SHAREHOLDERS'
                                          PAID-IN CAPITAL   EARNINGS   ADJUSTMENT   ADJUSTMENT       EQUITY
                                          ---------------   --------   ----------   -----------   -------------
Balance, December 31, 1996..............      $89,946       $105,238                  $   325       $195,509
Issuance of 307,587 shares of common
  stock from exercise of stock options,
  net of stock options surrendered......          620                                                    620
Minimum pension liability adjustment....                                 $(632)                         (632)
Unrealized translation adjustment.......                                               (1,944)        (1,944)
Cash dividends declared on common stock
  ($.36 per share)......................                     (10,512)                                (10,512)
Net income..............................                      42,874                                  42,874
                                              -------       --------     -----        -------       --------
Balance, September 30, 1997
  (unaudited)...........................      $90,566       $137,600     $(632)       $(1,619)      $225,915
                                              =======       ========     =====        =======       ========

See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $ 42,874   $ 36,704
  Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation...........................................    12,843     10,740
     Amortization of intangibles............................     7,550      5,675
     Amortization of debt issuance expenses.................       486        475
     Deferred income taxes..................................     3,455      2,532
     (Increase) decrease in receivables.....................      (951)     3,360
     Decrease in inventories................................     5,906     13,499
     Decrease in trade accounts payable.....................    (1,242)    (6,553)
     Decrease in accrued expenses...........................    (6,993)    (3,345)
     Other transactions -- net..............................     6,662       (160)
                                                              --------   --------
     Net cash flows from operating activities...............    70,590     62,927
                                                              --------   --------
Cash flows from investing activities:
  Additions to property, plant and equipment................   (11,184)    (9,310)
  Acquisition of business (net of cash acquired)............   (11,871)  (137,395)
                                                              --------   --------
     Net cash flows from investing activities...............   (23,055)  (146,705)
                                                              --------   --------
Cash flows from financing activities:
  Dividends paid............................................   (10,475)    (9,195)
  Borrowing under notes payable for acquisition of
     business...............................................     9,603
  Borrowing under U.S. credit agreement for acquisition of
     business...............................................     3,073    136,100
  Net repayments under the credit agreements................   (48,936)   (44,380)
  Decrease in accrued interest..............................    (2,449)      (551)
                                                              --------   --------
     Net cash flows from financing activities...............   (49,184)    81,974
                                                              --------   --------
Net decrease in cash........................................    (1,649)    (1,804)
Cash and cash equivalents at beginning of period............     5,295      5,937
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  3,646   $  4,133
                                                              ========   ========
                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................  $ 16,334   $ 13,442
  Income taxes..............................................    16,680     19,652

See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

     IDEX Corporation ("IDEX or the Company") is a manufacturer of a wide array of proprietary, engineered industrial products sold to a diverse customer base in a variety of industries in the U.S. and internationally. Its products include industrial pumps and controls; fire-fighting pumps and rescue equipment; dispensing and mixing equipment; stainless steel banding, clamping and sign-mounting devices; sheet metal fabricating equipment and tooling; automatic lubrication systems; small-horsepower compressors; and energy absorption equipment. These activities are grouped into two business segments: Fluid Handling and Industrial Products.

2. SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the unaudited information presented as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 reflects all adjustments necessary, which consist only of normal recurring adjustments, for a fair presentation of the interim periods. Certain previously reported amounts have been reclassified to conform to the current presentation format.

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

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," effective for interim and annual periods ending after December 15, 1997 which superseded Accounting Principles Board Opinion No. 15. This statement replaces primary EPS with basic EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS, formerly fully diluted EPS, must be presented in all cases with basic EPS. Had SFAS No. 128 been effective for the nine-month periods ending September 30, 1997 and 1996, EPS for the Company would have been as follows (in thousands except per share amounts):

                                                               1997      1996
                                                              -------   -------
                                                                 (UNAUDITED)
Net income..................................................  $42,874   $36,704
Weighted average common shares outstanding..................   29,166    28,787
Basic EPS...................................................  $  1.47   $  1.27
Weighted average common shares outstanding..................   29,166    28,787
Weighted average common stock equivalents outstanding.......      887       936
                                                              -------   -------
Total weighted average shares outstanding...................   30,053    29,723
Diluted EPS.................................................  $  1.43   $  1.23

     In September 1997 the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which are effective for fiscal years beginning after December 15, 1997. SFAS No.130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. The requirements of both statements impact financial statement disclosure only. Accordingly, SFAS No. 130 and 131, when adopted, will not have a material impact on the Company's financial position or the results of its operations.

                       IDEX CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVENTORIES

     The components of inventories as of September 30, 1997 and December 31, 1996 were (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   ------------
                                                               (UNAUDITED)
Raw materials and supplies..................................     $17,681        $18,351
Work in process.............................................      16,759         14,909
Finished goods..............................................      59,610         64,256
                                                                 -------        -------
     Total..................................................     $94,050        $97,516
                                                                 =======        =======

     Those inventories which were carried on a LIFO basis amounted to $60,028 and $62,068 at September 30, 1997 and December 31, 1996, respectively. The excess of current cost over LIFO inventory value and the impact on earnings of using the LIFO method are not material.

4. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at September 30, 1997 and December 31, 1996.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     IDEX's orders, sales, net income and earnings per share in the third quarter of 1997 were the highest of any third quarter in its history. Shipments in the third quarter exceeded new orders by about $5 million, as order activity in the summer season usually is somewhat slower. The backlog of unfilled orders at the end of the quarter represented a typical 1 1/2 months' sales.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. Given the current business pace, IDEX expects fourth quarter results to be at least in line with the average achieved in the first three quarters of the year. Possibilities for improvement from that level will depend on incoming order levels, because IDEX operates with low backlogs. At this time, management sees no reason why IDEX should not have record orders, sales, and earnings for any fourth quarter in history, and also expects records for the full year. The Company continues to be well positioned for the long term and to explore acquisition opportunities on a highly selective basis. Management believes IDEX's progression will continue in 1998 and beyond.

Cautionary Statement Under the Private Securities Litigation Reform Act

     Demand for the Company's products is cyclical in nature and subject to changes in general market conditions that influence demand. IDEX's customers operate primarily in industries that are rapidly affected by changes in economic conditions, which in turn can impact orders. The Company operates without significant order backlogs. As a result, economic slowdowns could quickly have an adverse effect on its performance. In addition, IDEX's operating forecasts and budgets are based upon detailed assumptions which it believes are reasonable, but inherent difficulties in predicting the impact of certain factors may cause actual results to differ materially from the forward-looking statements set forth in this discussion and analysis section. These factors include but are not limited to the following: IDEX's utilization of its capacity and the effect of capacity utilization on costs; developments with respect to contingencies such as environmental matters and litigation; labor market conditions and raw materials costs; levels of industrial activity and economic conditions in the U.S. and other countries around the world; and levels of capital spending in certain industries, all of which could have a material impact on order rates; the relationship of the U.S. dollar to other currencies; interest rates; IDEX's ability to integrate and operate acquired businesses on a profitable basis; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                       IDEX CORPORATION AND SUBSIDIARIES

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                          (IN THOUSANDS -- UNAUDITED)

                                                        THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,(1)        SEPTEMBER 30,(1)
                                                        --------------------    --------------------
                                                          1997        1996        1997        1996
                                                        --------    --------    --------    --------
Fluid Handling Group
  Net sales(2)......................................    $128,648    $107,798    $373,951    $300,928
  Income from operations(3).........................      26,093      20,158      74,630      60,531
  Operating margin..................................        20.3%       18.7%       20.0%       20.1%
  Depreciation and amortization.....................    $  5,988    $  5,338    $ 17,583    $ 13,850
  Capital expenditures..............................       2,894       2,170       8,192       5,968
Industrial Products Group
  Net sales(2)......................................    $ 31,410    $ 34,492    $103,355    $106,532
  Income from operations(3).........................       4,576       5,801      16,384      16,824
  Operating margin..................................        14.6%       16.8%       15.9%       15.8%
  Depreciation and amortization.....................    $    844    $    819    $  2,683    $  2,499
  Capital expenditures..............................       1,000         725       2,660       3,313
Company
  Net sales.........................................    $159,996    $140,864    $477,009    $405,919
  Income from operations............................      27,935      23,746      83,065      70,899
  Operating margin..................................        17.5%       16.9%       17.4%       17.5%
  Depreciation and amortization(4)..................    $  6,864    $  6,179    $ 20,393    $ 16,415
  Capital expenditures..............................       3,947       2,905      11,184       9,310

-------------------------
(1) Includes acquisition of Blagdon Pump (April 4, 1997) and Fluid Management (July 29, 1996) in the Fluid Handling Group.

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

PERFORMANCE IN THE THIRD QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO 1996

     Net sales for the three months ended September 30, 1997, were $160.0 million, up $19.1 million or 14% over $140.9 million in the third quarter of last year. Net income of $14.5 million was $2.7 million or 22% higher than the $11.8 million earned in the same period in 1996. Earnings per share in this year's third quarter totaled $.48, up $.08 from $.40 last year.

     The rise in sales and profits for the third quarter was encouraging, especially considering the effects of the strong U.S. dollar and British pound on sales in Continental Europe and monetary issues on business in the Far East. While currency translation had a negative effect of about 2% on reported sales volume in the third quarter, base business sales were up approximately 4% and acquisitions added about 12%. Softness in orders for the higher-ticket capital goods products in the Industrial Products Group caused sales and profits to decline in this segment. However, that was more than offset by volume and margin improvements -- and the inclusion of recently acquired businesses -- in the Fluid Handling Group.

     In the third quarter, the Fluid Handling Group accounted for 80% of sales and 85% of profits, and the Industrial Products Group contributed 20% of sales and 15% of profits. International sales rose to 43% of total in this year's third quarter from 41% in the same quarter last year.

     Fluid Handling Group sales of $128.6 million increased by $20.9 million, or 19%, most of which was due to the inclusion of Fluid Management for a full quarter in this year's third quarter results and the results of Blagdon Pump acquired in April 1997. Sales outside the U.S. increased to 44% of total Fluid Handling Group sales in the third quarter of 1997 from 40% in the comparable 1996 period. Third quarter 1997 sales of $31.4 million in the Industrial Products Group decreased $3.1 million, or 9%, from $34.5 million recorded in the same period of last year. Shipments outside the U.S. were 37% of total sales in the Industrial Products Group in the third quarter of 1997, down from 42% in the comparable 1996 period due to the adverse effects of foreign exchange on sales in Continental Europe and monetary issues affecting business activity in the Far East.

     Gross profit of $63.0 million in the third quarter of 1997 increased $8.6 million, or 16%, from the comparable period of 1996. Gross profit as a percent to sales was 39.3% in the 1997 period, up from 38.6% in last year's third quarter. Selling, general and administrative (S G & A) expenses of $32.9 million in 1997's third quarter increased 14% from $28.8 million in the same three months of 1996; however, as a percentage of sales, these expenses increased only slightly to 20.6% in 1997 from 20.4% in 1996. Goodwill amortization increased 15% to $2.1 million in the third quarter of 1997 from $1.8 million in the comparable prior year period and, as a percent of sales, remained at 1.3% for both periods. The year over year increases in gross profit dollars, S G & A expenses and goodwill amortization were largely attributable to the inclusion of recent acquisitions.

     Income from operations increased $4.2 million, or 18%, to $27.9 million in the three months ended September 30, 1997 from $23.7 million in 1996's third quarter. Operating profit margins in this year's third quarter were 17.5%, up from last year's third quarter margins of 16.9%. The higher proportion of volume from the more profitable Fluid Handling Group, and improving margins in recently acquired businesses, accounted for the margin increase. Margins in the Industrial Products Group slipped from last year's third quarter because of lower volume in its higher-ticket capital goods business.

     Interest expense decreased to $4.6 million in the third quarter of 1997 from $5.2 million in the same period of 1996 because of lower long-term debt levels and lower borrowing rates in the current quarter.

     The provision for income taxes increased to $8.5 million in the three months ended September 30, 1997, from $6.7 million in the comparable 1996 period. The effective tax rate increased to 37.0% in the 1997 period from 36.2% in 1996's third quarter due to the changing mix of international earnings and state franchise tax factors.

     Net income of $14.5 million in the third quarter of 1997 was 22% higher than the net income of $11.8 million in the same period of 1996. Earnings per share amounted to $.48 in this year's third quarter, which was 20% higher than the $.40 recorded in the third quarter of 1996.

PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO 1996

     In the first nine months of 1997, sales of $477.0 million rose by 18% over the $405.9 million recorded in the first three quarters of 1996. Net income of $42.9 million improved by $6.2 million or 17% over the corresponding period last year, and earnings per share of $1.43 in this year's first nine months compared with $1.23 earned in the same period last year.

     Overall base business volume was up about 2% in the first nine months, with acquisitions accounting for 16% of the Company's sales growth. Foreign currency translation had very little effect on volume comparisons in the nine-month period. Incoming orders for the first three quarters were about $2 million higher than shipments, and the Company ended the period with a typical backlog of approximately 1.5 months' sales.

     For the nine months this year, the Fluid Handling Group accounted for 78% of sales and 82% of profits, and the Industrial Products Group contributed 22% of sales and 18% of profits. Shipments to customers outside the U.S. represented 41% of total, up from 39% in the first three quarters of 1996.

     Fluid Handling Group sales of $374.0 million increased $73.0 million, or 24%, primarily due to the inclusion of Fluid Management for the full nine months in this year's results and the Blagdon Pump operations since its acquisition in April 1997. Sales outside the U.S. increased to 42% of total Fluid Handling Group sales in the first nine months of 1997 from 39% in the comparable 1996 period primarily due to the inclusion of the international operations of Fluid Management for an additional seven months and the U.K.-based Blagdon Pump business.

     First nine month 1997 sales of $103.4 million in the Industrial Products Group were down 3% from the $106.5 million recorded in the same period of last year due to lower activity levels in the capital goods-related businesses, offset by higher customer demand for banding and clamping devices and sign mounting systems. Shipments outside the U.S. were 37% of total sales in the Industrial Products Group in the nine-month 1997 period, down from 39% in the comparable 1996 period.

     Gross profit of $186.9 million in the first nine months of 1997 increased $29.8 million, or 19%, from the comparable period of 1996. Gross profit as a percent of sales was 39.2% in the 1997 period, up from 38.7% in last year's first three quarters. S G & A expenses of $97.7 million in 1997's first nine months increased 19% from $81.9 million in the same period of 1996; however, as a percentage of sales, these expenses increased only slightly to 20.5% in 1997 from 20.2% in 1996. Goodwill amortization increased 44% to $6.2 million in the first three quarters of 1997 from $4.3 million in the comparable prior year period and, as a percent of sales, increased to 1.3% from 1.1%. The year over year increases in gross profit dollars, S G & A expenses as a percent of sales and goodwill amortization resulted from the acquisitions of Fluid Management and Blagdon Pump.

     Income from operations increased $12.2 million, or 17%, to $83.1 million in the nine months ended September 30, 1997 from $70.9 million in 1996's first three quarters. Operating profit margins of 17.4% to date in 1997 compared with 17.5% in last year's first nine months. The very slight decline was attributable to margins in recently acquired businesses not reaching the IDEX average. In the Fluid Handling Group, income from operations of $74.6 million and operating margins of 20.0% in the first nine months of 1997 compare to the $60.5 million and 20.1% recorded in 1996. The minimal operating margin decline resulted from the inclusion of recent acquisitions in this year's results. Income from operations in the Industrial Products Group of $16.4 million in the nine-month 1997 period was down $.4 million from the $16.8 million in 1996. Operating margin of 15.9% in the 1997 first three quarters compared favorably to the 15.8% achieved in 1996.

     Interest expense increased to $14.5 million in the first three quarters of 1997 from $13.5 million in the 1996 period because of additional long-term debt incurred to complete the acquisitions of Fluid Management in July 1996 and Blagdon Pump in April 1997, partially offset by cash flow from operations.

     The provision for income taxes increased to $25.2 million in the nine months ended September 30, 1997 from $20.6 million in the comparable 1996 period. The effective tax rate increased to 37.0% in 1997 from 36.0% in 1996 due to the changing mix of international earnings and state franchise tax factors.

     Record net income of $42.9 million in the first nine months of 1997 was 17% higher than the net income of $36.7 million in the same period of 1996. Earnings per share amounted to $1.43 in 1997's first three quarters, a new all-time high, which was $.20 or 16% higher than the $1.23 recorded in the year-ago period.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, IDEX's working capital was $111.1 million and its current ratio was 2.3 to 1. Internally generated funds were adequate to fund capital expenditures of $11.2 million and $9.3 million, and dividends on common stock of $10.5 million and $9.2 million, for the nine months ended September 30, 1997 and 1996, respectively. The capital expenditures were generally for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet any intermediate and long-term needs for future growth. During the nine months ended September 30, 1997 and 1996, depreciation and amortization expense, excluding amortization of debt issuance expenses, was $20.4 million and $16.4 million, respectively.

     At September 30, 1997, the maximum amount available under the multi-currency amended U.S. credit agreement was $250 million, of which $116.4 million was borrowed, including a Netherlands guilder borrowing of NGL 82.0 million ($41.4 million) which provides an economic hedge against the net investment in Fluid Management's Netherlands operation. The availability under this facility declines in stages commencing July 1, 1999, to $200 million on July 1, 2000. Any amount outstanding at July 1, 2001 becomes due at that date. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate or at LIBOR plus an applicable margin. At September 30, 1997, the applicable margin was 35 basis points. The Company also has a $10 million demand line of credit available for short-term borrowing requirements at the bank agent's reference rate or at an optional rate based on the bank's cost of funds. At September 30, 1997, there were no borrowings under this short-term line of credit. The U.S. dollar equivalent of the notes payable at September 30, 1997 issued to the seller in the April 1997 acquisition of Blagdon Pump was $9.6 million with interest payable quarterly at LIBOR plus an applicable margin.

     On May 23, 1997, the Company's Lukas subsidiary entered into an amended German credit agreement improving the interest rate structure and eliminating certain reductions in availability. At September 30, 1997, the maximum amount available under the German credit agreement was DM 52.5 million ($29.8 million), of which DM 52.0 million ($29.6 million) was being used. The borrowing provides an economic hedge against the net investment in the Lukas operation. The availability under this agreement declines in stages commencing November 1, 1999, to DM 31.3 million at November 1, 2000. Any amount outstanding at November 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus an applicable margin. At September 30, 1997, the applicable margin was 62.5 basis points.

     IDEX believes it will generate sufficient cash flow from operations in 1997 to meet its operating requirements, interest and scheduled amortization payments under both the amended U.S. and German credit agreements, interest and principal payments on the Senior Subordinated Notes, approximately $20 million of planned capital expenditures and approximately $14 million of annual dividend payments to holders of common stock. From commencement of operations in January 1988 until September 30, 1997, IDEX has borrowed $422 million under its credit agreements to complete eleven acquisitions. During this same period, IDEX generated, principally from operations, cash flow of $356 million to reduce its indebtedness. In the event that suitable businesses or assets are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

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

                                          IDEX CORPORATION

                                          /s/ WAYNE P. SAYATOVIC
                                          --------------------------------------
                                          Wayne P. Sayatovic
                                          Senior Vice President -- Finance,
                                          Chief Financial Officer and Secretary
                                          (Duly Authorized and Principal
                                          Financial Officer)
October 29, 1997

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                             DESCRIPTION                           PAGE
 -------                             -----------                           ----
   3.1       Restated Certificate of Incorporation of IDEX (formerly HI,
             Inc.) (incorporated by reference to Exhibit No. 3.1 to the
             Registration Statement on Form S-1 of IDEX Corporation, et
             al., Registration No. 33-21205, as filed on April 21, 1988).
   3.1(a)    Amendment to Restated Certificate of Incorporation of IDEX
             (formerly HI, Inc.), as amended (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
             Form 10-Q for the quarter ended March 31, 1996, Commission
             File No. 1-10235).
   3.2       Amended and Restated By-Laws of IDEX (incorporated by
             reference to Exhibit No. 3.2 to Post-Effective Amendment No.
             2 to the Registration Statement on Form S-1 of IDEX
             Corporation, et al., Registration No. 33-21205, as filed on
             July 17, 1989).
   3.2(a)    Amended and Restated Article III, Section 13 of the Amended
             and Restated By-Laws of IDEX (incorporated by reference to
             Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the
             Registration Statement on Form S-1 of IDEX Corporation, et
             al., Registration No. 33-21205, as filed on February 12,
             1990).
   4.1       Restated Certificate of Incorporation and By-Laws of IDEX
             (filed as Exhibits No. 3.1 through No. 3.2(a)).
   4.2       Indenture, dated as of September 15, 1992, among IDEX, the
             Subsidiaries and State Street Bank and Trust Company
             (formerly known as Fleet National Bank of Connecticut), a
             national banking association, as Trustee, relating to the
             9 3/4% of Senior Subordinated Notes of IDEX due 2002
             (incorporated by reference to Exhibit No. 4.2 to the Annual
             Report of IDEX on Form 10-K for the year ending December 31,
             1992, Commission File No. 1-10235).
   4.2(a)    First Supplemental Indenture dated as of December 22, 1995, among IDEX and the Subsidiaries named therein and State
             Street Bank and Trust Company (formerly known as Fleet
             National Bank of Connecticut), a national banking
             association, as Trustee (incorporated by reference to
             Exhibit No. 4.2(a) to the Annual Report of IDEX on Form 10-K
             for the year ending December 31, 1995, Commission File No.
             1-10235).
   4.2(b)    Second Supplemental Indenture dated as of July 29, 1996,
             among IDEX and the Subsidiaries named therein and State
             Street Bank and Trust Company (formerly known as Fleet
             National Bank of Connecticut), a national banking
             association, as Trustee (incorporated by reference to
             Exhibit No. 4.2(b) to the Quarterly Report of IDEX on Form
             10-Q for the quarter ended June 30, 1996, Commission File
             No. 1-10235).
   4.3       Specimen Senior Subordinated Note of IDEX (including
             specimen Guarantee) (incorporated by reference to Exhibit
             No. 4.3 to the Annual Report of IDEX on Form 10-K for the
             year ending December 31, 1992, Commission File No. 1-10235).
   4.4       Specimen Certificate of Common Stock (incorporated by
             reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX Corporation, et al., Registration No.
             33-42208, as filed on September 16, 1991).
   4.5       Third Amended and Restated Credit Agreement dated as of July
             17, 1996, among IDEX, Bank of America NT&SA, as Agent, and other financial institutions named therein (the "Banks")
             (incorporated by reference to Exhibit No. 4.5 to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             June 30, 1996, Commission File No. 1-10235).

 EXHIBIT
  NUMBER                             DESCRIPTION                           PAGE
 -------                             -----------                           ----
   4.5(a)    First Amendment to the Third Amended and Restated Credit
             Agreement dated as of April 15, 1997, among IDEX, Bank of
             America NT&SA, as Agent, and the Banks (incorporated by
             reference to Exhibit 4.5(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1997,
             Commission File No. 1-10235).
   4.6       Amended and Restated Pledge Agreement dated as of July 17,
             1996, by IDEX in in favor of the Agent and the Banks
             (incorporated by reference to Exhibit No. 4.6 to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             June 30, 1996, Commission File No. 1-10235).
   4.6(a)    Supplement No. 1 to the Amended and Restated Pledge
             Agreement dated as of August 5, 1996, by IDEX in favor of
             the Agent and the Banks (incorporated by reference to
             Exhibit No. 4.6(a) to the Quarterly Report of IDEX on Form
             10-Q for the quarter ended June 30, 1996, Commission File
             No. 1-10235).
   4.7       Amended and Restated Subsidiary Guaranty Agreement dated as of July 17, 1996, by the Subsidiaries named therein in favor of the Agent and the Banks (incorporated by reference to
             Exhibit No. 4.7 to the Quarterly Report of IDEX on Form 10-Q
             for the quarter ended June 30, 1996, Commission File No.
             1-10235).
   4.7(a)    Supplement No. 1 to the Amended and Restated Subsidiary
             Guaranty Agreement dated as of August 5, 1996, by FMI
             Management Company in favor of the Agent and the Banks
             (incorporated by reference to Exhibit No. 4.7(a) to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             June 30, 1996, Commission File No. 1-10235).
   4.7(b)    Supplement No. 2 to the Amended and Restated Subsidiary
             Guaranty Agreement dated as of August 5, 1996, by Fluid
             Management, Inc. in favor of the Agent and the Banks
             (incorporated by reference to Exhibit No. 4.7(b) to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             June 30, 1996, Commission File No. 1-10235).
   4.8       Registration Rights Agreement dated as of July 26, 1996,
             between IDEX and Mitchell H. Saranow (incorporated by
             reference to Exhibit No. 4.8 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1996, Commission
             File No. 1-10235).
**10.1       Amended and Restated Employment Agreement between IDEX
             Corporation and Donald N. Boyce, dated as of November 22,
             1996 (incorporated by reference to Exhibit 10.1 to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             March 31, 1997, Commission File No. 1-10235).
**10.2       Amended and Restated Employment Agreement between IDEX
             Corporation and Wayne P. Sayatovic, dated as of November 22,
             1996 (incorporated by reference to Exhibit 10.2 to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             March 31, 1997, Commission File No. 1-10235).
**10.3       Amended and Restated Employment Agreement between IDEX
             Corporation and Frank J. Hansen, dated as of November 22,
             1996 (incorporated by reference to Exhibit 10.3 to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             March 31, 1997, Commission File No. 1-10235).
**10.4       Amended and Restated Employment Agreement between IDEX
             Corporation and Jerry N. Derck, dated as of November 22,
             1996 (incorporated by reference to Exhibit 10.4 to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             March 31, 1997, Commission File No. 1-10235).
**10.5       Management Incentive Compensation Plan (incorporated by
             reference to Exhibit No. 10.21 to Amendment No. 1 to the
             Registration Statement on Form S-1 of of IDEX Corporation,
             Registration No. 33-28317, as filed on June 1, 1989).

 EXHIBIT
  NUMBER                             DESCRIPTION                           PAGE
 -------                             -----------                           ----
**10.5(a)    Amended Management Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.9(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996,
             Commission File No. 1-10235).
**10.6       Form of Indemnification Agreement (incorporated by reference to Exhibit No. 10.23 to the Registration Statement on Form
             S-1 of IDEX Corporation, Registration No. 33-28317, as filed on April 26, 1989).
**10.7       Form of Shareholder Purchase and Sale Agreement
             (incorporated by reference to Exhibit No. 10.24 to Amendment
             No. 1 to the Registration Statement on Form S-1 of IDEX
             Corporation, Registration No. 33-28317, as filed on June 1,
             1989).
**10.8       Revised Form of IDEX Corporation Stock Option Plan for
             Outside Directors (incorporated by reference to Exhibit No.
             10.22 to Post-Effective Amendment No. 4 to the Registration
             Statement on Form S-1 of IDEX Corporation, et al.,
             Registration No. 33-21205, as filed on March 2, 1990).
**10.9       Amendment to the IDEX Corporation Stock Option Plan for
             Outside Directors adopted by resolution to the Board of
             Directors dated as of January 28, 1992 (incorporated by
             reference to Exhibit No. 10.21(a) of the Annual Report of
             IDEX on Form 10-K for the year ended December 31, 1992,
             Commission File No. 1-10235).
**10.10      Non-Qualified Stock Option Plan for Non-Officer Key
             Employees of IDEX Corporation (incorporated by reference to
             Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K
             for the year ended December 31, 1992, Commission File No.
             1-10235).
**10.10(a)   1996 Stock Plan for Non-Officer Key Employees of IDEX
             Corporation (incorporated by reference to Exhibit No. 4.5 to the Registration Statement on Form S-8 of IDEX Corporation,
             et al., Registration No. 333-18643, as filed on December 23,
             1996).
**10.11      Non-Qualified Stock Option Plan for Officers of IDEX
             Corporation (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended
             December 31, 1992, Commission File No. 1-10235).
**10.12      IDEX Corporation Supplemental Executive Retirement Plan
             (incorporated by reference to Exhibit No. 10.17 to the
             Annual Report of IDEX on Form 10-K for the year ended
             December 31, 1992, Commission File No. 1-10235).
**10.13      1996 Stock Plan for Officers of IDEX Corporation
             (incorporated by reference to Exhibit No. 4.4 to the
             Registration Statement on Form S-8 of IDEX Corporation, et
             al., Registration No. 333-18643, as filed on December 23,
             1996).
**10.14      Amended and Restated IDEX Corporation Directors Deferred
             Compensation Plan, as amended (incorporated by reference to
             Exhibit No. 4.6 to the Registration Statement on Form S-8 of
             IDEX Corporation, et al., Registration No. 333-18643, as
             filed on December 23, 1996).
**10.15      IDEX Corporation 1996 Deferred Compensation Plan for
             Officers, as amended (incorporated by reference to Exhibit
             No. 4.8 to the Registration Statement on Form S-8 of IDEX
             Corporation, et al., Registration No. 333-18643, as filed on
             December 23, 1996).
**10.16      IDEX Corporation 1996 Deferred Compensation Plan for
             Non-Officer Presidents, as amended (incorporated by
             reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 of IDEX Corporation, et al., Registration No.
             333-18643, as filed on December 23, 1996).

 EXHIBIT
  NUMBER                             DESCRIPTION                           PAGE
 -------                             -----------                           ----
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

-------------------------
 *Filed herewith.
**Management contract or compensatory plan or arrangement.