Form 10-K405
period 1997-12-31
IDEX CORP /DE/
filed 1998-02-06
CIK 832101

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

  (MARK
   ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                  OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM             TO
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of IDEX Corporation as of December 31, 1997 was $671,020,773.

     The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of January 30, 1998 was 29,262,375.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1997 annual report to shareholders of IDEX Corporation (the "1997 Annual Report") are incorporated by reference into Parts I and II of this Form 10-K and portions of the definitive Proxy Statement of IDEX Corporation (the "1998 Proxy Statement") with respect to the 1998 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

     IDEX Corporation ("IDEX" or the "Company") designs, manufactures and markets a broad range of pump products and engineered equipment serving a diverse customer base in the United States and internationally. For each of its ten principal business units, the Company believes that it holds the number-one or number-two market share position in that unit's niche market. IDEX believes that its consistent financial performance has been attributable to the manufacture of quality proprietary products designed and engineered by the Company and sold to a wide range of customers, coupled with its ability to identify and successfully integrate strategic acquisitions. IDEX consists of two business segments, the Pump Products Group and the Engineered Equipment Group.

PUMP PRODUCTS GROUP

     The Pump Products Group designs, manufactures and sells a wide variety of industrial pumps and related controls, and low-horsepower compressors for the movement of liquids, air, and gases. The devices and equipment produced by this Group are used in a large and diverse set of industries, including chemical processing, non-electrical machinery, water and wastewater treatment, medical equipment, petroleum distribution, oil and refining, and food processing. In 1997, the five business units then comprising the group -- Corken, Micropump, Pulsafeeder, Viking Pump, and Warren Rupp -- accounted for 48% of the Company's net sales. The Company acquired Gast Manufacturing Corporation ("Gast"), now part of the Pump Products Group, on January 21, 1998, for a cash purchase price of approximately $120 million. Approximately 36% of 1997 net sales in this Group were to customers outside the United States.

     Corken. Management estimates that Corken has approximately 50% of the U.S. market for pumps and small horsepower compressors used in liquefied petroleum gas distribution facilities. Corken produces low-horsepower compressors, vane and turbine pumps, and valves used for the transfer of liquefied petroleum gas, compressed natural gas and other gaseous substances. Most of Corken's sales are made through domestic and international distributors, and they often incorporate Corken's products into engineered packages sold to end users. Approximately 45% of Corken's 1997 net sales were to customers outside the United States.
Corken, which was acquired by IDEX in 1991, is based in Oklahoma City, Oklahoma.

     Gast. Gast is one of the world's leading manufacturers of an extensive and versatile line of air-moving products, including vacuum pumps, air motors, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast is headquartered in Benton Harbor, Michigan, with an assembly facility in England. Founded in 1921, Gast, had 1997 net sales of approximately $105 million. Approximately 17% of Gast's sales are outside the United States. Management believes that Gast has a leading position with an estimated one-third U.S. market share in air motors, low and medium range vacuum pumps, and rotary and diaphragm fractional horsepower compressors.

     Micropump. Micropump is, according to management estimates, the leader in corrosion-resistant, magnetically-driven miniature pump technology with an estimated 40% U.S. market share. Micropump's products include pumps and fluid management systems for low-flow abrasive and corrosive applications such as inks, dyes, solvents, chemicals, petrochemicals, acids and chlorides. Micropump products are used in a variety of industries including chemical processing, laboratory, medical, printing, electronics, pulp and paper, water treatment and textiles. Approximately 45% of Micropump's 1997 net sales were to customers outside the United States in 1997. Micropump, which was acquired by IDEX in 1995, has its headquarters and principal manufacturing facility in Vancouver, Washington, and also conducts operations in England.

     Pulsafeeder. Management estimates that Pulsafeeder has approximately 40% of the U.S. market for metering pumps used in the process industries and water treatment markets. Pulsafeeder designs and markets a wide range of metering pumps, dispensing equipment and controllers. These products regulate precisely the flow of liquids in mixing, blending and injection applications. Primary markets served are water conditioning and wastewater treatment, chemical and hydrocarbon processing, food processing, chemical metering and institutional warewash. Pulsafeeder products are grouped into three categories: engineered pumps, standard pumps and electronic controls. Engineered pumps include positive displacement, hydraulically-actuated diaphragm pumps used in precise metering applications, as well as specialty pumps targeted at niche markets. Standard pumps include lower-priced metering pumps designed for water treatment and water conditioning applications. Electronic controls are of microprocessor-based design and are used to control the chemical composition of fluids being pumped. Pulsafeeder products are sold through an extensive distribution network, which includes company sales personnel, distributors and independent representatives and an estimated 25% of its 1997 net sales to customers outside of the United States. Pulsafeeder, which was acquired by IDEX in 1992, is headquartered in Rochester, New York with an additional manufacturing facility in Punta Gorda, Florida, and has sales offices in Singapore and China.

     In December 1997, IDEX acquired Knight Equipment International, Inc. ("Knight") for a cash purchase price of approximately $38 million. The business will continue to operate as Knight, Inc., but administratively will function as part of Pulsafeeder. Knight is a leading manufacturer of pumps and dispensing equipment for the commercial dishwashing, industrial laundry and chemical metering markets with 1997 net sales of approximately $25 million, of which approximately 50% were to customers outside the United States. In addition, Knight manufactures a variety of pumps and electronic controls for industrial applications. Management believes that Knight has a leading position worldwide in commercial dishwashing and liquid-laundry systems, with an estimated 35% U.S. market share. In addition to its headquarters and manufacturing facility in Costa Mesa, California, Knight has manufacturing locations in Georgia, Australia, Canada, England and the Netherlands.

     Viking Pump. Viking Pump is one of the world's largest manufacturers of positive displacement rotary gear pumps. Management believes that Viking pumps represent approximately 35% of the U.S. rotary gear pump market. Viking's other products include rotary lobe and metering pumps, speed reducers, flow dividers and basket-type line strainers. Viking pumps are used by numerous industries such as the chemical, petroleum, food, pulp and paper, machinery and construction industries. Sales of Viking pumps and replacement parts are made through approximately 100 independent distributors and directly to original equipment manufacturers. Approximately 35% of Viking's 1997 net sales were to customers outside of the United States. In addition to its facilities in Cedar Falls, Iowa, Viking also maintains manufacturing facilities in England, Canada and Ireland, and has sales offices in the Netherlands, Singapore, Mexico, Canada and China. Viking operates two foundries in Cedar Falls, Iowa which supply a majority of Viking's castings requirements. In addition, these foundries sell a variety of castings to outside customers.

     Warren Rupp. Warren Rupp is a producer of air-operated and motor-driven double-diaphragm pumps. Management believes that Warren Rupp has approximately one-third of the U.S. market for air-operated double-diaphragm pumps. Blagdon Pump, the U.K.-based manufacturer of air-operated diaphragm pumps acquired by IDEX in April 1997, is operated as part of Warren Rupp. Warren Rupp's pumps are well suited for pumping liquids, slurries and solids in suspension. End-user markets include the paint, chemical, mining, construction, and automotive service industries. Warren Rupp pumps are sold through a network of independent distributors and directly to a small number of original equipment manufacturers. Sales to customers outside of the U.S. represented approximately 50% of Warren Rupp 1997 net sales. Warren Rupp is headquartered in Mansfield, Ohio, and has a distribution and assembly facility in Shannon, Ireland and a sales office in Singapore. Blagdon Pump has a manufacturing facility in England to serve the European market and a sales office in Singapore.

ENGINEERED EQUIPMENT GROUP

     The Engineered Equipment Group which is comprised of four business units, designs, manufactures, and sells proprietary equipment that may combine pumps or other devices into products for industrial, commercial and safety applications. The products and devices manufactured by these business units are used in a variety of industries and applications, including paints and coatings, fire and rescue, transportation equipment, non-electrical machinery, traffic sign and signal, and oil and refining. In 1997, the four business units comprising this group -- Band-It, Fluid Management, Hale and Lubriquip -- accounted for 52% of the Company's net sales. Approximately 52% of this Group's 1997 net sales were to customers outside the United States.

     Band-It. Band-It, headquartered in Denver, Colorado, is one of the largest worldwide producers of stainless steel bands, buckles and preformed clamps and related installation tools. Its products include stainless steel bands and clamps for various municipal, commercial and industrial applications and road, traffic and commercial sign-mounting systems. Management believes that Band-It has approximately 50% of the U.S. market for quality stainless steel band and buckle. Its clamps are used to secure hoses to nipples, devices to pipes and poles, signs to sign standards, fences to posts, insulation to pipes and for hundreds of other industrial clamping functions. Band-It also has developed an exclusive line of tools for installing its band, buckle and preformed clamps. Band-It's Signfix operating division, acquired by IDEX in 1993, is the leading U.K.-based manufacturer of sign-mounting devices and related equipment with an estimated 45% U.K. market share. Band-It markets its products domestically and internationally. It has manufacturing and distribution facilities in three locations in England, as well as in Germany and Singapore to serve the European and Far East markets. International sales accounted for approximately 60% of Band-It's 1997 net sales. Its products are sold through a worldwide network of over 4,500 distributors to a wide range of markets, including the transportation, commercial and governmental signage, utilities, mining, oil and gas, industrial maintenance, construction, communication and electronics industries.

     Fluid Management. Fluid Management is the world's leading manufacturer of dispensing and mixing equipment that precisely meters and mixes a wide variety of liquids including paints, colorants, inks, dyes and other liquids and pastes. Management believes Fluid Management has a 50% worldwide share in its niche market. Its products can be found in local paint and building supply stores, paint plants, vehicle manufacturing facilities and other locations where fluids are dispensed and mixed in precise volumes. Fluid Management, which was acquired by IDEX in 1996, has manufacturing facilities in Wheeling, Illinois, the Netherlands and Australia, with sales and distribution facilities worldwide. Approximately 55% of its 1997 net sales were to customers outside the United States.

     Hale. Hale, acquired by IDEX in 1994, is the world's leading manufacturer of truck-mounted fire-fighting pumps and also manufactures a wide range of portable, mobile and freestanding pumping units. Hale also is the world's leading manufacturer of rescue tool systems with the Hurst Jaws of Life(R) and Lukas rescue systems. Lukas, headquartered in Germany, was acquired by IDEX in 1995. Hale is estimated to have a worldwide market share for truck-mounted fire-fighting pumps and rescue systems in excess of 50%. Sales of Hale's truck-mounted fire-fighting pumps are made directly to manufacturers of fire trucks, while portable pumps and rescue tools are generally sold through independent distributors. Approximately 55% of Hale's 1997 net sales were to customers outside the United States. Hale has its headquarters and a manufacturing facility in Conshohocken, Pennsylvania. It also has production facilities in North Carolina, Tennessee, England and Germany and service and distribution centers in Germany and Singapore.

     Lubriquip. Lubriquip is, according to management estimates, the largest United States producer of centralized oil and grease lubrication systems and force-feed lubricators, with approximately one-third of the U.S. market for its type of products. Lubriquip's lubrication system components include pumps and pump packages for pneumatic, mechanical, electric and hydraulic operations, metering devices, electronic controllers, monitors and timers, and accessories. These systems are sold through a variety of sales channels, including independent distributors, to a wide range of industrial markets including machine tools (both automotive and general purpose), chemical processing, construction equipment, food processing machinery, engine and compressor, railroad, and over-the-road truck industries. Lubriquip's products are available worldwide through over 100 independent distributors, with international sales representing approximately 20% of its 1997 net sales. Lubriquip, headquartered in Warrensville Heights, Ohio, also has manufacturing plants in Pennsylvania and Wisconsin and has sales offices in Belgium and Singapore.

DISCONTINUED OPERATIONS

     In December 1997, the Company announced its intention to divest its Strippit and Vibratech businesses because management concluded that they no longer fit the profile of the Company's other business units or acquisition strategy. These two business units generated 1997 net sales and earnings before interest and taxes of approximately $84 million and $9 million, respectively. Strippit, which produces computer-controlled turret punch presses, laser cutting machinery and related tooling used in metal fabrication, and Vibratech, which makes engineered motion-damping products used in diesel and motor sport engines, rail cars, off-road vehicles and other applications, both serve higher ticket capital goods markets that tend to be more cyclical than the markets served by IDEX's other businesses. IDEX anticipates that these divestitures will allow resources formerly allocated to Strippit and Vibratech to be used for the development of positions in areas more consistent with its present strategy. Strippit and Vibratech have been treated as discontinued operations in the Company's 1997 consolidated financial statements.

GENERAL ASPECTS APPLICABLE TO THE COMPANY'S BUSINESS GROUPS

COMPETITORS

     The Company's businesses are highly competitive in most product lines. Generally, all of the Company's businesses compete on the basis of performance, quality, service and price.

     Principal competitors of the businesses in the Pump Products Group are the Blackmer division of Dover Corporation (with respect to rotary gear pumps, and pumps and small horsepower compressors used in liquefied petroleum gas distribution facilities); Milton Roy, a unit of Sundstrand Corporation (with respect to metering pumps and controls); Roper Industries (with respect to rotary gear pumps); Wilden Pump and Engineering Co. (with respect to air-operated double-diaphragm pumps); Tuthill Corporation (with respect to rotary gear pumps); and Thomas Industries (with respect to vacuum pumps and compressors).

     The principal competitors of the Engineered Equipment Group are the Waterous Company, a subsidiary of American Cast Iron Pipe Company (with respect to truck-mounted fire-fighting pumps); Corob North America (with respect to dispensing and mixing equipment for the paint industry); A.J. Gerrard (with respect to stainless steel bands, buckles and tools); and Lincoln, a unit of Pentair Corporation (with respect to centralized lubrication systems).

EMPLOYEES

     At December 31, 1997, IDEX had approximately 3,800 employees of which approximately 500 employees were employed by the Company's discontinued operations. Approximately 23% were represented by labor unions with various contracts expiring through December 2000. Management believes that the Company's relationship with its employees is good. The Company has historically been able to satisfactorily renegotiate its collective bargaining agreements, with its last work stoppage in March 1993.

SUPPLIERS

     IDEX manufactures many of the parts and components used in its products. Substantially all materials, parts and components purchased by IDEX are available from multiple sources.

INVENTORY AND BACKLOG

     Backlogs do not have material significance in either of the Company's business segments. The Company regularly and systematically adjusts production schedules and quantities based on the flow of incoming orders. Backlogs are therefore typically limited to approximately 1 to 1 1/2 months of production. While total inventory levels may also be affected by changes in orders, the Company generally tries to maintain relatively stable inventory levels based on its assessment of the requirements of the various industries served.

SEGMENT INFORMATION

     For segment financial information for the years 1997, 1996 and 1995 see the table titled "Company and Business Group Financial Information" presented on page 19 under "Management's Discussion and Analysis of Financial Condition and Results of Operations," as set forth in the 1997 Annual Report and incorporated herein by reference, and Note 11 of the "Notes to Consolidated Financial Statements" on page 32 of the 1997 Annual Report, which is incorporated herein by reference.

EXPORTS

     For export information for the years 1997, 1996 and 1995, see Note 11 of the "Notes to Consolidated Financial Statements" on page 32 of the 1997 Annual Report, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names of the executive officers of the Company, their ages, the positions and offices with the Company held by them, and their business experience during the past 5 years.

                                             YEARS OF
                NAME                   AGE  SERVICE(1)                      POSITION
                ----                   ---  ----------                      --------
Donald N. Boyce......................   59      28        Chairman of the Board and Chief Executive
                                                          Officer
Frank J. Hansen......................   56      22        President, Chief Operating Officer and
                                                          Director
Wayne P. Sayatovic...................   51      25        Senior Vice President--Finance, Chief
                                                          Financial Officer and Secretary
Jerry N. Derck.......................   51      5         Vice President--Human Resources
David T. Windmuller..................   40      17        Vice President--Operations
James R. Fluharty....................   54      7         Vice President--Corporate Marketing and
                                                          President, Fluid Management
P. Peter Merkel, Jr..................   64      25        Vice President--Group Executive and
                                                          President, Band-It
Dennis L. Metcalf....................   50      24        Vice President--Corporate Development
Wade H. Roberts, Jr..................   51      7         Vice President--Group Executive and
                                                          President, Hale
Rodney L. Usher......................   52      17        Vice President--Group Executive and
                                                          President, Pulsafeeder
Clinton L. Kooman....................   54      33        Controller
Douglas C. Lennox....................   45      18        Treasurer

(1) The years of service for executive officers include the period prior to acquisition by IDEX or with IDEX's predecessor company.

     Mr. Boyce was elected Chairman of the Board, President and Chief Executive Officer of the Company on January 22, 1988, the date of the Company's acquisition of its six original operating subsidiaries from Houdaille Industries, Inc. On January 1, 1998, Mr. Hansen assumed the title of President from Mr. Boyce with Mr. Boyce continuing as Chairman of the Board and Chief Executive Officer. Mr. Boyce is a director of United Dominion Industries Ltd. and Metromail Corporation.

     Mr. Hansen has served as President, Chief Operating Officer and Director of the Company since January 1998. Previously, he served as Senior Vice President--Operations and Chief Operating Officer from August 1994 to December 1997. Mr. Hansen was Vice President--Group Executive of the Company from January 1993 to July 1994. From 1989 to July 1994, Mr. Hansen was President of Viking Pump. Mr. Hansen is a director of Gardner Denver Machinery, Inc.

     Mr. Sayatovic has been Senior Vice President--Finance, Chief Financial Officer and Secretary of the Company since August 1994. Mr. Sayatovic was Vice President--Finance, Chief Financial Officer and Secretary from January 1992 to July 1994, and he was Vice President, Treasurer and Secretary from January 1988 to December 1991.

     Mr. Derck has been Vice President--Human Resources of the Company since November 1992.

     Mr. Windmuller has served as Vice President--Operations of the Company since January 1998. Previously, Mr. Windmuller was President of Fluid Management from January 1997 to December 1997. From July 1994 to December 1996, Mr. Windmuller served as President of Viking Pump, and from May 1993 to June 1994 as

Executive Vice President of Viking Pump. Mr. Windmuller served as Vice President--Engineering of Viking Pump from November 1991 to April 1993.

     Mr. Fluharty has served as Vice President--Corporate Marketing of the Company since March 1997 and as President of Fluid Management since January 1998. From April 1996 to February 1997, Mr. Fluharty was President of Micropump. Previously, Mr. Fluharty served as President of John Crane North America from May 1993 to March 1996, as Executive Vice President of Viking Pump from May 1992 to April 1993, and Vice President-Marketing of Viking Pump from 1988 to April 1992.

     Mr. Merkel has been Vice President--Group Executive of the Company since October 1995 and Chairman of Band-It since January 1998. He was President of Band-It from March 1978 to December 1997.

     Mr. Metcalf has served as Vice President--Corporate Development of the Company since March 1997. Mr. Metcalf was Director of Business Development of the Company from March 1991 to February 1997.

     Mr. Wade Roberts has been Vice President--Group Executive of the Company since January 1993 and President of Hale since May 1994. Mr. Roberts served as President of Strippit from September 1990 to April 1994.

     Mr. Usher has been Vice President--Group Executive of the Company since August 1997 and President of Pulsafeeder since August 1994. From 1986 to July 1994, Mr. Usher served as President of Warren Rupp.

     Mr. Kooman has been Controller of the Company since November 1995. Mr. Kooman served as Assistant Controller of Manufacturing Accounting from January 1988 to October 1995.

     Mr. Lennox has served as Treasurer of the Company since November 1995. From April 1991 to October 1995, Mr. Lennox was Vice President--Controller of Lubriquip. Mr. Lennox was Assistant Controller of Financial Accounting from January 1988 to March 1991.

     The Company's executive officers are elected at a meeting of the Board of Directors immediately following the annual meeting of shareholders, and they serve until the next annual meeting of the Board, or until their successors are duly elected.

ITEM 2. PROPERTIES.

     The Company's principal plants and offices have an aggregate floor space area of approximately 2.1 million square feet, of which 1.6 million square feet (76%) are located in the U.S., and approximately .5 million (24%) are located outside the U.S., primarily in the U.K. (10%), Germany (7%) and the Netherlands (4%). These facilities are considered to be suitable and adequate for their operations. Management believes that utilization of manufacturing capacity ranges from 50% to 80% in each facility. The Company's executive offices occupy approximately 12,000 square feet of leased space in Northbrook, Illinois.

     Approximately 1.5 million square feet (73%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.0 million square feet (48%) of the principal plant and office floor area is held by business units in the Pump Products Group and 1.1 million square feet (52%) is held by business units in the Engineered Equipment Group.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and the Company's Subsidiaries ("Subsidiaries") are party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's business or financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     Information regarding the prices of, and dividends on, the Common Stock, and certain related matters, is incorporated herein by reference to "Shareholder Information" at page 37 of the 1997 Annual Report.

     The principal market for the Common Stock is the New York Stock Exchange. As of January 30, 1998, the Common Stock was held by 1,269 shareholders and there were 29,262,375 shares of Common Stock outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under "Historical Data" at pages 14 and 15 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 17 to 21 of the 1997 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of IDEX, including the Notes thereto, together with the independent auditors' report thereon of Deloitte & Touche LLP at pages 22 to 34 of the 1997 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding the directors of the Company is incorporated herein by reference to the information set forth under "Election of Directors" in the 1998 Proxy Statement.

     Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this report under the caption "Executive Officers of the Registrant" at page 5.

     Certain information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the information set forth under "Compliance with Section 16(a) of the Exchange Act" in the 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding executive compensation is incorporated by reference to the materials under the caption "Compensation of Directors and Executive Officers" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference set forth under "Principal Shareholders" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under "Election of Directors -- Certain Interests" in the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. Financial Statements

     The following financial statements are incorporated herein by reference to the 1997 Annual Report.

                                                                1997 ANNUAL
                                                                REPORT PAGE
                                                                -----------
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................           22
Statements of Consolidated Operations for the Years Ended
  December 31, 1997, 1996 and 1995..........................           23
Statements of Consolidated Shareholders' Equity for the
  Years Ended December 31, 1997, 1996 and 1995..............           24
Statements of Consolidated Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995..........................           25
Notes to Consolidated Financial Statements..................        26-33
Independent Auditors' Report................................           34

                                                                 1997 FORM
                                                                 10-K PAGE
                                                                 ---------
     2. Financial Statement Schedule
        (a) Independent Auditors' Report....................           10
        (b) Schedule II -- Valuation and Qualifying
        Accounts............................................           10
               All other schedules are omitted because they
             are not applicable, or not
               required, or because the required information
             is included in the
               Consolidated Financial Statements of IDEX or
             the Notes thereto.

    3. Exhibits

       The exhibits filed with this report are listed on the "Exhibit Index."

(B) Reports on Form 8-K

    None filed in the fourth quarter of 1997.

                          INDEPENDENT AUDITORS' REPORT

IDEX Corporation:

     We have audited the financial statements of IDEX Corporation and its Subsidiaries as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and have issued our report thereon, dated January 20, 1998; such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of IDEX Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

Deloitte & Touche LLP
Chicago, Illinois

January 20, 1998

                       IDEX CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                              CHARGED
                                                BALANCE          TO                               BALANCE
                                              BEGINNING OF   COSTS AND    DEDUCTIONS                END
                DESCRIPTION                       YEAR        EXPENSES       (1)       OTHER(2)   OF YEAR
                -----------                   ------------   ---------    ----------   --------   -------
                                                                    (IN THOUSANDS)
Year Ended December 31, 1997:
  Deducted From Assets To Which They Apply:
     Allowance for Doubtful Accounts........     $2,111        $1,315       $1,083      $ 218     $2,561
Year Ended December 31, 1996:
  Deducted From Assets To Which They Apply:
     Allowance for Doubtful Accounts........      1,820         1,302        1,325        314      2,111
Year Ended December 31, 1995:
  Deducted From Assets To Which They Apply:
     Allowance for Doubtful Accounts........      1,526         1,145          643       (208)     1,820

-------------------------
(1) Represents uncollectible accounts, net of recoveries.

(2) Represents acquisition, translation and reclassification adjustments.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of February, 1998.

                                          IDEX CORPORATION

                                          By /s/ WAYNE P. SAYATOVIC

                                          --------------------------------------
                                          Wayne P. Sayatovic
                                          Senior Vice President -- Finance,
                                          Chief Financial Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----

              /s/ DONALD N. BOYCE                 Chairman of the Board               February 6, 1998
------------------------------------------------  and Chief Executive Officer
                Donald N. Boyce                   (Principal Executive Officer)

              /s/ FRANK J. HANSEN                 President, Chief Operating Officer  February 6, 1998
------------------------------------------------  and Director
                Frank J. Hansen

             /s/ WAYNE P. SAYATOVIC               Senior Vice President -- Finance,   February 6, 1998
------------------------------------------------  Chief Financial Officer and
               Wayne P. Sayatovic                 Secretary (Principal Financial and
                                                  Accounting Officer)

              /s/ RICHARD E. HEATH                Director                            February 6, 1998
------------------------------------------------
                Richard E. Heath

              /s/ HENRY R. KRAVIS                 Director                            February 6, 1998
------------------------------------------------
                Henry R. Kravis

              /s/ WILLIAM H. LUERS                Director                            February 6, 1998
------------------------------------------------
                William H. Luers

              /s/ PAUL E. RAETHER                 Director                            February 6, 1998
------------------------------------------------
                Paul E. Raether

             /s/ CLIFTON S. ROBBINS               Director                            February 6, 1998
------------------------------------------------
               Clifton S. Robbins

             /s/ GEORGE R. ROBERTS                Director                            February 6, 1998
------------------------------------------------
               George R. Roberts

              /s/ NEIL A. SPRINGER                Director                            February 6, 1998
------------------------------------------------
                Neil A. Springer

             /s/ MICHAEL T. TOKARZ                Director                            February 6, 1998
------------------------------------------------
               Michael T. Tokarz

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                             DESCRIPTION                           PAGE
 -------                             -----------                           ----
   2.1       Asset Purchase Agreement dated July 26, 1996 between IDEX
             and Fluid Management Limited Partnership, Fluid Management
             U.S., L.L.C., Fluid Management Service, Inc., Fluid
             Management Canada, LLC, Fluid Management France, SNC, FM
             International, Inc., Fluid Management Europe B.V.
             (incorporated by reference to Exhibit No. 2.1 to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             June 30, 1996, Commission File No. 1-10235).
   3.1       Restated Certificate of Incorporation of IDEX (formerly HI,
             Inc.) (incorporated by reference to Exhibit No. 3.1 to the
             Registration Statement on Form S-1 of IDEX Corporation, et
             al., Registration No. 33-21205, as filed on April 21, 1988).
   3.1(a)    Amendment to Restated Certificate of Incorporation of IDEX
             (formerly HI, Inc.), as amended (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
             Form 10-Q for the quarter ended March 31, 1996, Commission
             File No. 1-10235).
   3.2       Amended and Restated By-Laws of IDEX (incorporated by
             reference to Exhibit No. 3.2 to Post-Effective Amendment No.
             2 to the Registration Statement on Form S-1 of IDEX
             Corporation, et al., Registration No. 33-21205, as filed on
             July 17, 1989).
   3.2(a)    Amended and Restated Article III, Section 13 of the Amended
             and Restated By-Laws of IDEX (incorporated by reference to
             Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the
             Registration Statement on Form S-1 of IDEX Corporation, et
             at., Registration No. 33-21205, as filed on February 12,
             1990).
   4.1       Restated Certificate of Incorporation and By-Laws of IDEX
             (filed as Exhibits No. 3.1 through No. 3.2(a)).
   4.2       Indenture, dated as of September 15, 1992, among IDEX, the
             Subsidiaries and Fleet National Bank of Connecticut, as
             Trustee, relating to the 9 3/4% Senior Subordinated Notes of
             IDEX due 2002 (incorporated by reference to Exhibit No. 4.2 to the Annual Report of IDEX on Form 10-K for the year
             ending December 31, 1992, Commission File No. 1-10235).
   4.2(a)    First Supplemental Indenture dated as of December 22, 1995 among IDEX and the Subsidiaries named therein and Fleet
             National Bank of Connecticut, a national banking
             association, as trustee (incorporated by reference to
             Exhibit No. 4.2(a) to the Annual Report of IDEX on Form 10-K
             for the year ending December 31, 1995, Commission File No.
             1-10235).
   4.2(b)    Second Supplemental Indenture dated as of July 29, 1996
             among IDEX and the Subsidiaries named therein and Fleet
             National Bank of Connecticut, a national banking
             association, as trustee (incorporated by reference to
             Exhibit No. 4.2(b) to the Quarterly Report of IDEX on Form
             10-Q for the quarter ended June 30, 1996, Commission File
             No. 1-10235).
   4.3       Specimen Senior Subordinated Note of IDEX (including
             specimen Guarantee) (incorporated by reference to Exhibit
             No. 4.3 to the Annual Report of IDEX on Form 10-K for the
             year ending December 31, 1992, Commission File No.1-10235).
   4.4       Specimen Certificate of Common Stock (incorporated by
             reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX Corporation, et al., Registration No.
             33-42208, as filed on September 16, 1991).
   4.5       Third Amended and Restated Credit Agreement dated as of July
             17, 1996 among IDEX, Bank of America Illinois, as Agent, and other financial institutions named therein (incorporated by reference to Exhibit No. 4.5 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1996, Commission
             File No. 1-10235).
   4.6       Registration Rights Agreement dated as of July 26, 1996,
             between IDEX and Mitchell H. Saranow (incorporated by
             reference to Exhibit No. 4.8 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1996, Commission
             File No. 1-10235).
**10.1       Amended and Restated Employment Agreement between IDEX
             Corporation and Donald N. Boyce, dated as of January 22,
             1988 (incorporated by reference to Exhibit No. 10.15 to
             Amendment No. 1 to the Registration Statement on Form S-1 of
             IDEX Corporation, Registration No. 33-28317, as filed on
             June 1, 1989).

 EXHIBIT
  NUMBER                             DESCRIPTION                           PAGE
 -------                             -----------                           ----
**10.1(a)    First Amendment to the Amended and Restated Employment
             Agreement between IDEX Corporation and Donald N. Boyce,
             dated as of January 13, 1993 (incorporated by reference to
             Exhibit No. 10.5(a) to the Annual Report of IDEX on Form
             10-K for the year ending December 31, 1992, Commission File
             No. 1-10235).
**10.1(b)    Second Amendment to the Amended and Restated Employment
             Agreement between IDEX Corporation and Donald N. Boyce,
             dated as of September 27, 1994 (incorporated by reference to
             Exhibit No. 10.5(b) to the Annual Report of IDEX on Form
             10-K for the year ending December 31, 1994, Commission File
             No. 1-10235).
**10.1(c)*   First Amendment to the Amended and Restated Employment
             Agreement between IDEX Corporation and Donald N. Boyce,
             dated December 19, 1997.
**10.2       Amended and Restated Employment Agreement between IDEX
             Corporation and Wayne P. Sayatovic, dated as of January 22,
             1988 (incorporated by reference to Exhibit No. 10.17 to
             Amendment No. 1 to the Registration Statement on Form S-1 of
             IDEX Corporation, Registration No. 33-28317, as filed on
             June 1, 1989).
**10.2(a)    First Amendment to the Amended and Restated Employment
             Agreement between IDEX Corporation and Wayne P. Sayatovic, dated as of January 13, 1993 (incorporated by reference to
             Exhibit No. 10.7(a) to the Annual Report of IDEX on Form
             10-K for the year ending December 31, 1992, Commission File
             No. 1-10235).
**10.2(b)    Second Amendment to the Amended and Restated Employment
             Agreement between IDEX Corporation and Wayne P. Sayatovic, dated as of September 27, 1994 (incorporated by reference to
             Exhibit No. 10.6(b) to Amendment No. 1 to the Annual Report
             of IDEX on Form 10-K for the year ending December 31, 1994,
             Commission File No. 1-10235).
**10.3       Employment Agreement between IDEX Corporation and Frank J.
             Hansen dated as of August 1, 1994 (incorporated by reference to Exhibit No. 10.7 to the Quarterly Report of IDEX on Form
             10-Q for the quarter ended September 30, 1994, Commission
             File No. 1-10235).
**10.3(a)    First Amendment to the Employment Agreement between IDEX
             Corporation and Frank J. Hansen, dated as of September 27,
             1994 (incorporated by reference to Exhibit No. 10.7(a) to
             the Annual Report of IDEX on Form 10-K for the year ending
             December 31, 1994, Commission File No. 1-10235).
**10.3(b)*   Amended and Restated Employment Agreement between IDEX
             Corporation and Frank J. Hansen, dated December 19, 1997.
**10.4       Employment Agreement between IDEX Corporation and Jerry N.
             Derck dated as of September 27, 1994 (incorporated by
             reference to Exhibit No. 10.8 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994,
             Commission File No. 1-10235).
**10.5       Management Incentive Compensation Plan (incorporated by
             reference to Exhibit No. 10.21 to Amendment No. 1 to the
             Registration Statement on Form S-1 of IDEX Corporation,
             Registration No. 33-28317, as filed on June 1, 1989).
**10.5(a)    Amended Management Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.9(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996,
             Commission File No. 1-10235).
**10.6       Form of Indemnification Agreement (incorporated by reference to Exhibit No. 10.23 to the Registration Statement on Form
             S-1 of IDEX Corporation, Registration No. 33-28317, as filed on April 26, 1989).
**10.7       Form of Shareholder Purchase and Sale Agreement
             (incorporated by reference to Exhibit No. 10.24 to Amendment
             No. 1 to the Registration Statement on Form S-1 of IDEX
             Corporation, Registration No. 33-28317, as filed on June 1,
             1989).

 EXHIBIT
  NUMBER                             DESCRIPTION                           PAGE
 -------                             -----------                           ----
**10.8       Revised Form of IDEX Corporation Stock Option Plan for
             Outside Directors (incorporated by reference to Exhibit No.
             10.22 to Post-Effective Amendment No. 4 to the Registration
             Statement on Form S-1 of IDEX Corporation, et al.,
             Registration No. 33-21205, as filed on March 2, 1990).
**10.9       Amendment to the IDEX Corporation Stock Option Plan for
             Outside Directors adopted by resolution to the Board of
             Directors dated as of January 28, 1992 (incorporated by
             reference to Exhibit No. 10.21(a) of the Annual Report of
             IDEX on Form 10-K for the year ended December 31, 1992,
             Commission File No. 1-10235).
**10.10      Non-Qualified Stock Option Plan for Non-Officer Key
             Employees of IDEX Corporation (incorporated by reference to
             Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K
             for the year ended December 31, 1992, Commission File No.
             1-102351).
**10.10(a)   1996 Stock Plan for Non-Officer Key Employees of IDEX
             Corporation (incorporated by reference to Exhibit No. 4.5 to the Registration Statement on Form S-8 of IDEX, Registration
             No. 333-18643, as filed on December 23, 1996).
**10.11      Non-Qualified Stock Option Plan for Officers of IDEX
             Corporation (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended
             December 31, 1992, Commission File No. 1-102351).
**10.12      IDEX Corporation Supplemental Executive Retirement Plan
             (incorporated by reference to Exhibit No. 10.17 to the
             Annual Report of IDEX on Form 10-K for the year ended
             December 31, 1992, Commission File No. 1-102351).
**10.13      1996 Stock Plan for Officers of IDEX (incorporated by
             reference to Exhibit No. 4.4 to the Registration Statement on Form S-8 of IDEX Registration No. 333-18643, as filed on
             December 23, 1996).
**10.14*     Amended and Restated IDEX Corporation Directors Deferred
             Compensation Plan, as amended (incorporated by reference to
             Exhibit No. 4.6 to the Registration Statement on Form S-8 of
             IDEX Registration No. 333-18643, as filed on December 23,
             1996).
**10.14(b)   Second Amended and Restated IDEX Corporation Directors
             Deferred Compensation Plan, dated December 16, 1997.
**10.15      IDEX Corporation 1996 Deferred Compensation Plan for
             Officers, as amended (incorporated by reference to Exhibit
             No. 4.8 to the Registration Statement on Form S-8 of IDEX,
             Registration No. 333-18643, as filed on December 23, 1996).
**10.16      IDEX Corporation 1996 Deferred Compensation Plan for
             Non-Officer Presidents, as amended (incorporated by
             reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 of IDEX, Registrant No. 333-18643, as filed on
             December 23, 1996).
 *13         1997 Annual Report to Shareholders of IDEX.
 *21         Subsidiaries of IDEX.
 *24         Consent of Deloitte & Touche LLP.
 *27         Financial Data Schedule.
             Revolving Credit Facility, dated as of September 29, 1995, between Dunja Verwaltungsgesellschaft GmbH and Bank of
             America NT & SA, Frankfurt Branch (a copy of the agreement will be furnished to the Commission upon request).

-------------------------
 * Filed herewith.

** Management contract or compensatory plan or arrangement.