Form 10-Q
period 1998-03-31
IDEX CORP /DE/
filed 1998-05-12
CIK 832101

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

(MARK ONE)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-10235

                                IDEX CORPORATION
            (Exact name of registrant as specified in its character)

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

   Former name, former address and formal fiscal year, if changes since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of April 30, 1998: 29,303,275 shares.

================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1998            1997
                                                                -----------    ------------
                                                                (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................     $  6,757        $ 11,771
  Receivables -- net........................................       96,789          80,766
  Inventories...............................................      104,528          84,240
  Net current assets of companies held for disposition......       16,892          16,200
  Other current assets......................................        7,496           4,290
                                                                 --------        --------
     Total current assets...................................      232,462         197,267
  Property, plant and equipment -- net......................      126,935          88,628
  Intangible assets -- net..................................      364,652         293,803
  Net noncurrent assets of companies held for disposition...       12,740          13,089
  Other noncurrent assets...................................       10,040           6,406
                                                                 --------        --------
     Total assets...........................................     $746,829        $599,193
                                                                 ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable....................................     $ 40,674        $ 34,991
  Dividends payable.........................................        3,954           3,949
  Accrued expenses..........................................       37,167          38,861
                                                                 --------        --------
     Total current liabilities..............................       81,795          77,801
  Long-term debt............................................      374,389         258,417
  Other noncurrent liabilities..............................       42,640          24,304
                                                                 --------        --------
     Total liabilities......................................      498,824         360,522
                                                                 --------        --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares authorized: 1998 and 1997 -- 75,000,000
     Shares issued and outstanding: 1998 -- 29,291,850;
      1997 -- 29,249,608....................................          293             292
  Additional paid-in capital................................       91,205          90,506
  Retained earnings.........................................      157,642         149,403
  Minimum pension liability adjustment......................         (756)           (756)
  Accumulated translation adjustment........................         (379)           (774)
                                                                 --------        --------
     Total shareholders' equity.............................      248,005         238,671
                                                                 --------        --------
     Total liabilities and shareholders' equity.............     $746,829        $599,193
                                                                 ========        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                                                                    (UNAUDITED)
Net sales...................................................    $159,084    $131,375
Cost of sales...............................................      94,687      79,266
                                                                --------    --------
Gross profit................................................      64,397      52,109
Selling, general and administrative expenses................      33,425      26,259
Goodwill amortization.......................................       2,580       1,884
                                                                --------    --------
Operating income............................................      28,392      23,966
Other income (expense) -- net...............................          82         (95)
                                                                --------    --------
Income before interest expense and income taxes.............      28,474      23,871
Interest expense............................................       6,073       4,830
                                                                --------    --------
Income before income taxes..................................      22,401      19,041
Provision for income taxes..................................       8,512       6,940
                                                                --------    --------
Income from continuing operations before extraordinary
  item......................................................      13,889      12,101
Income from discontinued operations, net of taxes...........         818       1,294
Extraordinary loss from early extinguishment of debt, net of
  taxes.....................................................      (2,514)
                                                                --------    --------
Net income..................................................    $ 12,193    $ 13,395
                                                                ========    ========
Earnings Per Common Share -- Basic:
  Continuing operations.....................................    $    .47    $    .41
  Discontinued operations...................................         .04         .05
  Extraordinary loss from early extinguishment of debt......        (.09)
                                                                --------    --------
  Net income................................................    $    .42    $    .46
                                                                ========    ========
Earnings Per Common Share -- Diluted:
  Continuing operations.....................................    $    .46    $    .41
  Discontinued operations...................................         .02         .04
  Extraordinary loss from early extinguishment of debt......        (.08)
                                                                --------    --------
  Net income................................................    $    .40    $    .45
                                                                ========    ========
Share Data:
  Weighted average common shares outstanding................      29,267      29,178
  Weighted average common shares outstanding assuming full
     dilution...............................................      30,207      29,809
                                                                ========    ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                      COMMON
                                     STOCK &                  MINIMUM
                                    ADDITIONAL                PENSION     ACCUMULATED       TOTAL
                                     PAID-IN     RETAINED    LIABILITY    TRANSLATION   SHAREHOLDERS'
                                     CAPITAL     EARNINGS   ADJUSTMENT    ADJUSTMENT       EQUITY
                                    ----------   --------   -----------   -----------   -------------
Balance, December 31, 1997.......    $90,798     $149,403      $(756)        $(774)       $238,671
                                     -------     --------      -----         -----        --------
Net income.......................                  12,193                                   12,193
Unrealized translation
  adjustment.....................                                              395             395
                                                                                          --------
Comprehensive income.............                                                           12,588
Issuance of 42,242 shares of
  common stock from exercise of
  stock options..................        700                                                   700
Cash dividends declared on common
  stock ($.135 per share)........                  (3,954)                                  (3,954)
                                     -------     --------      -----         -----        --------
Balance, March 31, 1998
  (unaudited)....................    $91,498     $157,642      $(756)        $(379)       $248,005
                                     =======     ========      =====         =====        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                 (IN THOUSANDS)

                                                                FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                ---------------------------
                                                                    1998           1997
                                                                ------------    -----------
                                                                        (UNAUDITED)
Cash Flows from Operating Activities:
Income from continuing operations...........................     $  13,889       $ 12,101
Adjustments to reconcile to net cash provided by continuing
  operations:
  Depreciation and amortization.............................         5,013          3,676
  Amortization of intangibles...............................         2,950          2,348
  Amortization of debt issuance expenses....................           162            162
  Deferred income taxes.....................................           (85)         2,102
  (Increase) decrease in receivables........................        (3,423)           208
  (Increase) decrease in inventories........................        (1,190)         1,482
  Increase in trade accounts payable........................           230            119
  Decrease in accrued expenses..............................        (7,544)        (6,246)
  Other transactions -- net.................................         1,114         (4,089)
                                                                 ---------       --------
Net cash provided by continuing operations..................        11,116         11,863
Net cash provided by discontinued operations................           475          2,311
                                                                 ---------       --------
     Net cash flows from operating activities...............        11,591         14,174
                                                                 ---------       --------
Cash Flows from Investing Activities:
  Additions to property, plant and equipment................        (7,096)        (2,521)
  Acquisition of business (net of cash acquired)............      (118,088)
                                                                 ---------       --------
     Net cash flows from investing activities...............      (125,184)        (2,521)
                                                                 ---------       --------
Cash Flows from Financing Activities:
  Borrowings under credit agreements for acquisitions.......       118,088
  Net repayments under the credit agreements................       (75,088)        (6,959)
  Proceeds from issuance of long-term debt..................       150,000
  Repayment of long-term debt...............................       (75,000)
  Financing payments........................................        (4,375)
  Decrease in accrued interest..............................        (1,097)        (1,967)
  Dividends paid............................................        (3,949)        (3,471)
                                                                 ---------       --------
     Net cash flows from financing activities...............       108,579        (12,397)
                                                                 ---------       --------
Net decrease in cash........................................        (5,014)          (744)
Cash and cash equivalents at beginning of year..............        11,771          4,730
                                                                 ---------       --------
Cash and cash equivalents at end of year....................     $   6,757       $  3,986
                                                                 =========       ========
                            SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................     $   7,079       $  6,816
  Income taxes..............................................         7,018          1,613

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

     IDEX Corporation ("IDEX" or the "Company") designs, manufactures and markets a broad range of pump products and engineered equipment serving a diverse customer base in the United States and internationally. For each of its businesses, the Company believes that it holds the number-one or number-two market share position in that unit's niche market. IDEX believes that its consistent financial performance has been attributable to the manufacture of quality proprietary products designed and engineered by the Company and sold to a wide range of customers, coupled with its ability to identify and successfully integrate strategic acquisitions. IDEX consists of two business segments, the Pump Products Group and the Engineered Equipment Group.

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

     The Engineered Equipment Group designs, manufactures, and sells proprietary equipment that may combine pumps or other devices into products for industrial, commercial and safety applications. The products and devices manufactured by this Group are used in a variety of industries and applications, including paints and coatings, fire and rescue, transportation equipment, non-electrical machinery, traffic sign and signal, and oil and refining.

2. NEW ACCOUNTING PRONOUNCEMENT

     During the first quarter of 1998, the Company adopted Financial Accounting Standards Board ("SFAS") No. 130, "Reporting Comprehensive Income". In accordance with SFAS No. 130, the Company changed its reporting to display comprehensive income and its components in the Company's Statement of Consolidated Shareholders' Equity. Adoption of this statement had no effect on the Company's financial position, results of operations or cash flows.

3. ACQUISITIONS

     On January 21, 1998, IDEX completed the acquisition of Gast Manufacturing Corporation for a cash purchase price of $118.1 million with financing provided by borrowings under the Company's bank credit facilities. Gast, headquartered in Benton Harbor, Michigan, is one of the world's leading manufacturer's of its type of air-moving equipment.

     In 1997, the Company acquired Blagdon Pump on April 4 and Knight Equipment on December 9 at an aggregate purchase price of $49.7 million with financing provided by borrowings under the Company's U.S. bank credit facilities and the issuance of notes to the sellers. Blagdon Pump manufactures air-operated diaphragm pumps, is located in Washington, Tyne & Wear, England and is operated as part of Warren Rupp. Knight is based in Costa Mesa, California, is the leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing, and chemical metering, and is operated as part of Pulsafeeder.

                       IDEX CORPORATION AND SUBSIDIARIES

     All of these acquisitions, which were additions to the Pump Products Group, were accounted for as purchases, and operating results include the acquisitions from the dates of purchase. The excess of the acquisition purchase price over the fair market value of net assets acquired is being amortized on a straight-line basis over periods not exceeding 40 years. The unaudited proforma consolidated results of operations for the three months ended March 31, 1998 and 1997, reflecting the allocation of the purchase price and the related financing of the transactions are as follows, assuming that these acquisitions had occurred at the beginning of each of the respective periods (in thousands except per share).

                                                                  1998        1997
                                                                --------    --------
                                                                    (UNAUDITED)
Net sales...................................................    $165,278    $162,378
Income from continuing operations before extraordinary
  item......................................................      13,787      12,372
Net income..................................................      12,091      13,666
Basic EPS
  Continuing operations.....................................         .47         .42
  Net income................................................         .41         .47
Diluted EPS
  Continuing operations.....................................         .46         .42
  Net income................................................         .40         .46

4. DISCONTINUED OPERATIONS

     In December 1997, IDEX announced its intention to divest its Strippit and Vibratech businesses. During the fourth quarter of 1997, it also realigned the remaining business units into two groups: the Pump Products and Engineered Equipment Groups. The financial statements and the group financial information have been reclassified to reflect Strippit and Vibratech as discontinued operations and IDEX's revised group reporting structure. The revenues from the discontinued operations amounted to $19.9 million and $20.5 million in the first quarter of 1998 and 1997, respectively. Interest expense of $0.1 million and $0.2 million for the first quarter of 1998 and 1997, respectively, has been allocated to these operations based on their acquisition debt less repayments generated from subsequent operating cash flows that can be specifically attributed to these operations.

5. EXTRAORDINARY ITEM

     During the first quarter of 1998, the Company retired, at a premium, its 9 3/4% $75 million Senior Subordinated Notes due in 2002. The transaction resulted in an extraordinary charge of $2.5 million, net of an income tax benefit of $1.5 million.

6. EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the year. Common stock equivalents consist of stock options and have been included in the calculation of weighted

                       IDEX CORPORATION AND SUBSIDIARIES
average shares outstanding using the treasury stock method. The basic weighted average shares reconciles to fully diluted weighted average shares as follows (in thousands):

                                                                FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                                                                    (UNAUDITED)
Basic weighted average common shares outstanding............     29,267      29,178
Dilutive effect of stock options............................        940         631
                                                                 ------      ------
Weighted average common shares outstanding assuming full
  dilution..................................................     30,207      29,809
                                                                 ======      ======

7. INVENTORIES

     The components of inventories as of March 31, 1998 and December 31, 1997 were (in thousands):

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1998            1997
                                                                -----------    ------------
                                                                (UNAUDITED)
Raw materials and supplies..................................      $ 27,564       $20,841
Work in process.............................................        14,028        13,647
Finished goods..............................................        62,936        49,752
                                                                  --------       -------
  Total.....................................................      $104,528       $84,240
                                                                  ========       =======

     Those inventories which were carried on a LIFO basis amounted to $83,714 and $65,080 at March 31, 1998 and December 31, 1997, respectively. The excess of current cost over LIFO inventory value and the impact on earnings of using the LIFO method are not material.

8. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at March 31, 1998 and December 31, 1997.

9. RECLASSIFICATIONS

     Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

                       IDEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Historical Overview and Outlook

     IDEX sells a broad range of proprietary pump products and engineered equipment to a diverse customer base in the United States and internationally. Accordingly, IDEX's businesses are affected by levels of industrial activity and economic conditions in the United States and other countries where its products are sold, and by the relationship of the U.S. dollar to other currencies. Among the factors that influence the demand for IDEX's products are interest rates, levels of capital spending, and overall industrial activity.

     IDEX has a history of above-average operating margins. The Company's operating margins are affected by, among other things, utilization of facilities as sales volumes change and inclusion of newly acquired businesses which may have lower margins that usually are further reduced by purchase accounting adjustments.

     IDEX's orders and sales as well as income and diluted earnings per share from continuing operations in the first quarter of 1998 were the highest of any first quarter in its history. The business pace has been steady at a high level. Incoming orders in the first quarter were $168 million and exceeded shipments by $9 million. IDEX continues to run with relatively low backlogs of approximately 1 to 1 1/2 months' sales, which improves the Company's ability to respond quickly to customer needs, but also means that changes in orders are felt relatively quickly in operating results.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. The slow rate of growth in 1997 in the U.S. economy and many other economies in which IDEX sells its products continued during the first quarter of 1998. With a steady incoming order pace, strong market positions, a continuous flow of new and redesigned products, recent acquisitions, and increasing opportunities for expansion worldwide, management believes the outlook for IDEX remains positive. Based on current activity levels and barring unforeseen circumstances, IDEX expects that orders, net sales, income from continuing operations, net income and earnings per share in 1998 will exceed 1997 levels. By stressing new product development; market share growth; international expansion; operating improvements, particularly in newly acquired businesses; and by adhering to its disciplined approach to acquisitions, management believes IDEX is well positioned to continue profitable growth. The Company is addressing compliance with the year 2000 information processing issue and does not anticipate any significant expense or interruption to its operations.

Cautionary Statement Under the Private Securities Litigation Reform Act

     The preceding paragraph and the "Liquidity and Capital Resources" section of this management's discussion and analysis of IDEX's operations contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements relate to, among other things, capital expenditures, cost reduction, and cash flow and operating improvements, and are indicated by words such as "anticipates", "estimates", "expects", "plans", "should", "will", "management believes", "the Company intends", and similar words or phrases. Such statements are subject to inherent uncertainties and risks which could cause actual results to vary materially from suggested results, including but not limited to the following: levels of industrial activity and economic conditions in the United States and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company's results, particularly in light of the low levels of order backlogs typically maintained by the Company; IDEX's ability to integrate and operate acquired businesses, including Gast and Knight, on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of IDEX's capacity and the effect of capacity utilization on costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                       IDEX CORPORATION AND SUBSIDIARIES

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION

                          (IN THOUSANDS -- UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                --------------------
                                                                1998(1)       1997
                                                                --------    --------
Pump Products Group
  Net sales(2)..............................................    $ 94,471    $ 64,947
  Operating income(3).......................................      20,625      15,452
  Operating margin..........................................        21.8%       23.8%
  Depreciation and amortization.............................    $  4,597    $  2,624
  Capital expenditures......................................       2,236       1,261
Engineered Equipment Group
  Net sales(2)..............................................    $ 65,365    $ 66,947
  Operating income(3).......................................      11,103      10,857
  Operating margin..........................................        17.0%       16.2%
  Depreciation and amortization.............................    $  3,301    $  3,393
  Capital expenditures......................................       2,092       1,255
Company
  Net sales.................................................    $159,084    $131,375
  Operating income..........................................      28,392      23,966
  Operating margin..........................................        17.8%       18.2%
  Depreciation and amortization(4)..........................    $  7,963    $  6,024
  Capital expenditures......................................       7,096       2,521

---------------

(1) Includes acquisition of Gast Manufacturing (January 21, 1998), Knight Equipment (December 9, 1997) and Blagdon Pump (April 4, 1997) in the Pump Products Group from the dates of purchase.

(2) Group net sales include intersegment sales.

(3) Group operating income excludes net unallocated corporate operating expense.

(4) Excludes amortization of debt issuance expenses.

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on the preceding page and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of two business segments: Pump Products Group and Engineered Equipment Group.

PERFORMANCE IN THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO 1997

     IDEX achieved new highs in orders and sales as well as income and diluted earnings per share from continuing operations in the first quarter of 1998. Recent acquisitions have helped boost results significantly. Net sales for the three months ended March 31, 1998 were $159.1 million, and increased by 21% over the $131.4 million reported for the first quarter of 1997. Income from continuing operations before the extraordinary item amounted to $13.9 million and improved by 15% from the $12.1 million earned in the comparable quarter of last year. Diluted earnings per share from continuing operations in the first quarter of 1998 were 46 cents compared with 41 cents earned in the same period last year.

     New orders from continuing operations totaled a record $168 million; thus the Company's typically low backlog increased by $9 million in the quarter. The Pump Products Group outperformed the Engineered Equipment Group in the comparisons with the prior year; however, most of the backlog buildup was in the Engineered Equipment Group. Sales in base businesses were up 2% and currency translation decreased sales by 2%. Accordingly, the Gast Manufacturing, Knight Equipment and Blagdon Pump acquisitions completed within the past 12 months accounted for the Company's sales volume growth. The economic situation in the Far East has not been helpful to some of IDEX's business units that have historically performed well there and a couple of businesses had customers delay shipments into the second quarter while other businesses experienced nice growth this year. The diversity in IDEX's businesses, its markets and its customer base helped maintain financial performance and recent acquisitions provided the Company with significant sales and earnings growth in the first quarter of 1998 compared with the comparable quarter last year.

     In the first quarter of 1998, the Pump Products Group accounted for 59% of sales and 65% of operating income, and the Engineered Equipment Group contributed 41% of sales and 35% of operating income. International sales from continuing operations increased 15% over last year and represented 40% of total sales in the first three months of 1998 versus 42% last year. The percentage decline stems from inclusion of Gast Manufacturing, which has a smaller international presence than IDEX's other businesses.

     Pump Products Group sales of $94.5 million increased by $29.5 million, or 45%, for the three months ended March 31, 1998 compared with the same period in 1997 principally as a result of including the recently acquired Gast Manufacturing, Knight Equipment, and Blagdon Pump businesses. Base business sales volume was up 5% in 1998 while foreign currency translation had a negative effect of 1% on the Group's sales growth. Sales to customers outside the U.S. declined to 32% of total sales in the first quarter of 1998 from 34% in 1997 principally due to the inclusion of Gast Manufacturing in 1998.

     Engineered Equipment Group sales of $65.4 million decreased by $1.6 million, or 2% in the first quarter of 1998 versus 1997. The decrease in this Group's sales principally reflected foreign currency translation, which had a negative effect of 3% on sales volume. Base business sales in the first quarter of 1998 were up 1% from the prior year with steady demand for this Group's products. Sales to customers outside the U.S. increased to 50% of total Engineered Equipment Group sales in the quarter, up from 49% in the first quarter of 1997.

     Gross profit of $64.4 million in the first quarter of 1998 increased by $12.3 million, or 24% from 1997. Gross profit as a percent of sales was 40.5% in 1998, up from 39.7% in 1997. The improvement in gross profit margin was due to sales volume growth, a more favorable product mix and efficiency improvements. Selling, general and administrative expenses increased to $33.4 million in 1998 from $26.3 million in 1997, and as a percent of sales increased to 21.0% from 20.0% in 1997 reflecting the recently acquired businesses which have slightly higher selling, general and administrative expenses than IDEX's existing businesses. Goodwill amortization increased by 37% to $2.6 million in 1998 from $1.9 million in 1997. The year-over-year increases in gross profit, selling, general and administrative expenses and goodwill amortization are primarily due to inclusion of the recently acquired businesses.

     Operating income increased by $4.4 million, or 18%, to $28.4 million in the first quarter of 1998 from $24.0 million in 1997. Operating margin as a percent of sales decreased slightly to 17.8% in 1998 from 18.2% in 1997. In the Pump Products Group, operating income of $20.6 million and operating margin of 21.8% in 1998 compared to the $15.5 million and 23.8% in 1997. The operating margin decline resulted from the inclusion of recently acquired businesses, whose operating margins were lower than the other business units in the Group and whose operating income was further reduced by purchase accounting adjustments. The Engineered Equipment Group operating income of $11.1 million and operating margin of 17.0% in 1998 compared to the $10.9 million and 16.2% achieved in 1997. The slight improvement in operating margins resulted from changes in cost controls and efficiency improvements in companies acquired in recent years including Hale and Fluid Management.

     Interest expense increased to $6.1 million in the first quarter of 1998 from $4.8 million in 1997 because of additional borrowings to complete the Gast Manufacturing, Knight Equipment and Blagdon Pump acquisitions.

     The provision for income taxes increased to $8.5 million in 1998 from $6.9 million in 1997. The effective tax rate increased to 38.0% in 1998 from the 36.4% in 1997 mainly due to the higher non tax deductible goodwill amortization expense resulting from certain recently acquired businesses.

     Income from continuing operations of $13.9 million in 1998 was 15% higher than income of $12.1 million in 1997. Diluted earnings per share from continuing operations amounted to 46 cents per share in 1998, an increase of 5 cents per share or 12% from the 41 cents per share achieved in 1997.

     Late in 1997 IDEX announced that it intended to dispose of the Strippit and Vibratech business units because they no longer fit its profile and are not businesses the Company would choose to build upon. Consequently, results of these two businesses, which contributed 2 cents to diluted earnings per share for the first quarter of 1998, are treated as discontinued operations. The sale process is proceeding, and a number of parties have expressed interest in each of the businesses, although no agreement has been reached. It is presently expected that sale of these businesses will be completed around mid-year. Resources formerly allocated to these businesses will be used to develop positions in areas more consistent with the Company's present strategy.

     On March 24, 1998, the Company retired, at a premium, its 9 3/4% $75 million Senior Subordinated Notes due in 2002. The transaction resulted in an extraordinary charge of $2.5 million, net of an income tax benefit of $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, IDEX's working capital was $150.7 million and its current ratio was 2.8 to 1. Cash flow provided from continuing operations in the first quarter of 1998 was $0.7 million less than 1997 due largely to working capital changes. Cash flow from discontinued operations decreased $1.8 million to $0.5 million principally relating to lower operating earnings.

     Cash flow provided by operations was more than adequate to fund capital expenditures of $7.1 million and $2.5 million in 1998 and 1997, respectively. The majority of capital expenditures were for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate and long term.

     The Company acquired Gast Manufacturing Corporation on January 21, 1998 at a cost of approximately $118 million. The acquisition was accounted for using the purchase method of accounting and was financed through borrowings under the Company's bank credit facilities.

     On February 18, 1998, IDEX sold $150 million of senior notes due February 15, 2008 with a coupon interest rate of 6 7/8%, priced to yield 6.919% to maturity. Proceeds from the offering were used to reduce bank debt and to redeem the $75 million principal amount of the Company's 9 3/4% Senior Subordinated Notes due 2002.

     At March 31, 1998, the maximum amount available under the U.S. Credit Agreement was $250 million, of which $177.4 million was borrowed, including a Netherlands guilder borrowing of NGL 82 million ($39.4 million) which provides an economic hedge against the net investment in Fluid Management's Netherlands operation. The availability under this facility was reduced to $235 million on April 3, 1998 and declines in stages commencing July 1, 1999, to $200 million on July 1, 2000. Any amount outstanding at July 1, 2001 becomes due at that date. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin. At March 31, 1998, the applicable margin was 35 basis points. The Company also has a $10 million demand line of credit available for short-term borrowing requirements, which was increased to $15 million on April 3, 1998, at the bank reference rate or at an optional rate based on the bank's cost of funds. At March 31, 1998, there was $2.0 million of borrowing under this short-term line of credit and the interest rate was 6% per annum.

     On May 23, 1997, the Company's Lukas German credit agreement was amended improving the interest rate structure and eliminating certain reductions in availability. At March 31, 1998, the maximum amount available under the German Credit Agreement was DM 52.5 million ($28.4 million), of which DM 52 million ($28.1 million) was being used. The availability under this agreement declines in stages commencing November 1, 1999, to DM 31.3 million at November 1, 2000. Any amount outstanding at November 1, 2001 becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus an applicable margin. At March 31, 1998, the applicable margin was 62.5 basis points.

     IDEX believes it will generate sufficient cash flow from operations in 1998 to meet its operating requirements, interest and scheduled amortization payments under the U.S. Credit Agreement, short-term demand line of credit, and the German Credit Agreement, interest and principal payments on the 6 7/8% Senior Notes, approximately $25 million of planned capital expenditures, and approximately $16 million of annual dividend payments to holders of common stock. From commencement of operations in January 1988 until March 31, 1998, IDEX has borrowed $578 million under its various credit agreements to complete 13 acquisitions. During this same period IDEX generated, principally from operations, cash flow of $371 million to reduce its indebtedness. In the event that suitable businesses are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None.
Item 2. Changes in Securities. Not Applicable.
Item 3. Defaults upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders. The
        Company held its Annual Shareholders' Meeting on Tuesday, March 24, 1998. At the Annual Meeting, shareholders elected four directors to serve three-year terms on the Board of Directors of IDEX Corporation. The following persons received a majority of the votes cast for Class III.


        DIRECTOR              FOR       WITHHELD
------------------------   ----------   --------
Frank J. Hansen.........   26,207,854   114,908
Paul E. Raether.........   26,207,854   114,908
Clifton S. Robbins......   25,677,173   645,589
Neil A. Springer........   26,250,007    72,755

        Additionally, shareholders voted on the following matters:
        A proposal to appoint Deloitte & Touche LLP as auditors of IDEX Corporation received a majority of votes cast, specifically as stated:

        Affirmative Votes        26,260,769
        Negative Votes               35,532
        Abstentions                  26,460
        Broker Nonvotes                   0


Items 5. Other Information. None.
Items 6. Exhibits and Reports on Form 8-K.
         (a) Exhibits The exhibits listed in the accompanying
             "Exhibit Index" are filed as part of this report.
         (b) Reports on Form 8-K:
             (1) In a report on Form 8-K dated January 21,
                 1998, and filed with the Securities Exchange Commission on February 5, 1998, the Company reported the purchase of the Common Stock of Gast Manufacturing Corporation for approximately $118 million.
             (2) In a report on Form 8-K/A dated January 21, 1998, and filed with the Securities Exchange Commission on February 6, 1998, the Company filed financial statements of Gast Manufacturing and proforma financial statements of IDEX Corporation related to the Company's acquisition of Gast Manufacturing Corporation on January 21, 1998.
             (3) In a report on Form 8-K dated February 23, 1998, the Company reported the issuance of $150 million 6 7/8% Senior Notes due February 15, 2008. The notes were issued February 18, 1998 pursuant to the Company's registration statement No. 333-41627.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacity and on the date indicated.

                                          IDEX CORPORATION

                                          /s/ WAYNE P. SAYATOVIC

                                          --------------------------------------
                                          Senior Vice President -- Finance and
                                          Chief Financial Officer
                                          (Duly Authorized and Principal
                                          Financial Officer)

May 12, 1998

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                             DESCRIPTION                           PAGE
 -------                             -----------                           ----
   2.1       Agreement and Plan of Merger between IDEX Corporation and
             Gast Acquisition Corporation, dated January 7, 1998
             (Incorporated by reference to Exhibit 2.1 to the Current
             Report of IDEX on Form 8-K/A dated January 21, 1998 and
             filed on February 6, 1998, Commission File No. 1-10235).
   3.1       Restated Certificate of Incorporation of IDEX (formerly HI,
             Inc.) (incorporated by reference to Exhibit No. 3.1 to the
             Registration Statement on Form S-1 of IDEX Corporation, et
             al., Registration No. 33-21205, as filed on April 21, 1988).
   3.1(a)    Amendment to Restated Certificate of Incorporation of IDEX
             (formerly HI, Inc.), as amended (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
             Form 10-Q for the quarter ended March 31, 1996, Commission
             File No. 1-10235).
   3.2       Amended and Restated By-Laws of IDEX (incorporated by
             reference to Exhibit No. 3.2 to Post-Effective Amendment No.
             2 to the Registration Statement on Form S-1 of IDEX
             Corporation, et al., Registration No. 33-21205, as filed on
             July 17, 1989).
   3.2(a)    Amended and Restated Article III, Section 13 of the Amended
             and Restated By-Laws of IDEX (incorporated by reference to
             Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the
             Registration Statement on Form S-1 of IDEX Corporation, et
             al., Registration No. 33-21205, as filed on February 12,
             1990).
   4.1       Restated Certificate of Incorporation and By-Laws of IDEX
             (filed as Exhibits No. 3.1 through No. 3.2(a)).
   4.2       Indenture dated as of February 23, 1998 between IDEX and
             Norwest Bank Minnesota, National Association, as Trustee,
             relating to the 6 7/8% Senior Notes of IDEX due February 15,
             2008 (incorporated by reference to Exhibit No. 4.1 to the
             Current Report of IDEX Form 8-K dated February 23, 1998,
             Commission File No. 1-10235).
   4.3       Specimen Senior Note of IDEX (incorporated by reference to
             Exhibit No. 4.1 to the Current Report of IDEX Form 8-K dated
             February 23, 1998, Commission File No. 1-10235).
   4.4       Specimen Certificate of Common Stock (incorporated by
             reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX Corporation, et al., Registration No.
             33-42208, as filed on September 16, 1991).
   4.5       Third Amended and Restated Credit Agreement dated as of July
             17, 1996, among IDEX, Bank of America NT&SA, as Agent, and other financial institutions named therein (the "Banks")
             (incorporated by reference to Exhibit No. 4.5 to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             June 30, 1996, Commission File No. 1-10235).
   4.5(a)*   First Amendment to the Third Amended and Restated Credit
             Agreement dated as April 11, 1997.
   4.5(b)*   Second Amendment to the Third Amended and Restated Credit
             Agreement dated as January 20, 1998.
   4.5(c)*   Third Amendment to the Third Amended and Restated Credit
             Agreement dated as February 9, 1998.
   4.5(d)*   Fourth Amendment to the Third Amended and Restated Credit
             Agreement dated as April 3, 1998.
   4.6       Registration Rights Agreement dated as of July 26, 1996,
             between IDEX and Mitchell H. Saranow (incorporated by
             reference to Exhibit No. 4.8 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1996, Commission
             File No. 1-10235).
**10.1*      First Amended and Restated 1996 Stock Plan for Officers of
             IDEX Corporation dated as March 10, 1998.
 27*         Financial Data Schedule

---------------

*   Filed herewith

**  Management contract or compensatory plan or arrangement