Form 10-Q
period 1998-06-30
IDEX CORP /DE/
filed 1998-08-10
CIK 832101

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

FOR THE QUARTER ENDED JUNE 30, 1998, OR

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

                                Yes _X_  No ___

     Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of July 31, 1998: 29,341,365 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  5,849        $ 11,771
  Receivables -- net........................................     96,406          80,766
  Inventories...............................................    102,083          84,240
  Net current assets of companies held for disposition......     13,236          16,200
  Other current assets......................................      7,817           4,290
                                                               --------        --------
       Total current assets.................................    225,391         197,267
Property, plant and equipment -- net........................    127,082          88,628
Intangible assets -- net....................................    363,591         293,803
Net noncurrent assets of companies held for disposition.....      3,593          13,089
Other noncurrent assets.....................................     11,873           6,406
                                                               --------        --------
       Total assets.........................................   $731,530        $599,193
                                                               ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................   $ 37,173        $ 34,991
  Dividends payable.........................................      3,959           3,949
  Accrued expenses..........................................     42,391          38,861
                                                               --------        --------
       Total current liabilities............................     83,523          77,801
Long-term debt..............................................    335,224         258,417
Other noncurrent liabilities................................     44,511          24,304
                                                               --------        --------
       Total liabilities....................................    463,258         360,522
                                                               --------        --------
Shareholders' equity:
  Common stock, par value $.01 per share
     Shares authorized: 1998 and 1997 -- 75,000,000
     Shares issued and outstanding: 1998 -- 29,325,575; 1997
     -- 29,249,608..........................................        293             292
  Additional paid-in capital................................     92,376          90,506
  Retained earnings.........................................    177,595         149,403
  Minimum pension liability adjustment......................       (756)           (756)
  Accumulated translation adjustment........................     (1,236)           (774)
                                                               --------        --------
       Total shareholders' equity...........................    268,272         238,671
                                                               --------        --------
       Total liabilities and shareholders' equity...........   $731,530        $599,193
                                                               ========        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      SECOND QUARTER ENDED        SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                      --------------------      --------------------
                                                        1998        1997          1998        1997
                                                      --------    --------      --------    --------
                                                          (UNAUDITED)               (UNAUDITED)
Net sales..........................................   $169,461    $141,976      $328,545    $273,351
Cost of sales......................................    102,126      84,686       196,813     163,952
                                                      --------    --------      --------    --------
Gross profit.......................................     67,335      57,290       131,732     109,399
Selling, general and administrative expenses.......     34,203      29,189        67,628      55,448
Goodwill amortization..............................      2,689       2,135         5,269       4,019
                                                      --------    --------      --------    --------
Operating income...................................     30,443      25,966        58,835      49,932
Other income (expense) -- net......................        (50)          1            32         (94)
                                                      --------    --------      --------    --------
Income before interest expense and income taxes....     30,393      25,967        58,867      49,838
Interest expense...................................      5,961       4,754        12,034       9,584
                                                      --------    --------      --------    --------
Income before income taxes.........................     24,432      21,213        46,833      40,254
Provision for income taxes.........................      9,288       7,929        17,800      14,869
                                                      --------    --------      --------    --------
Income from continuing operations before
  extraordinary item...............................     15,144      13,284        29,033      25,385
                                                      --------    --------      --------    --------
Discontinued operations:
Income from discontinued operations, net of
  taxes............................................        384       1,711         1,202       3,005
Gain on sale of discontinued operations, net of
  taxes............................................      8,386                     8,386
                                                      --------    --------      --------    --------
Income from discontinued operations................      8,770       1,711         9,588       3,005
                                                      --------    --------      --------    --------
Extraordinary loss from early extinguishment of
  debt, net of taxes...............................                               (2,514)
                                                      --------    --------      --------    --------
Net income.........................................   $ 23,914    $ 14,995      $ 36,107    $ 28,390
                                                      ========    ========      ========    ========
Earnings Per Common Share -- Basic:
Continuing operations..............................   $    .52    $    .46      $    .99    $    .87
Discontinued operations............................        .30         .05           .33         .10
Extraordinary loss from early extinguishment of
  debt.............................................                                 (.09)
                                                      --------    --------      --------    --------
Net income.........................................   $    .82    $    .51      $   1.23    $    .97
                                                      ========    ========      ========    ========
Earnings Per Common Share -- Diluted:
Continuing operations..............................   $    .50    $    .44      $    .96    $    .85
Discontinued operations............................        .29         .06           .31         .10
Extraordinary loss from early extinguishment of
  debt.............................................                                 (.08)
                                                      --------    --------      --------    --------
Net income.........................................   $    .79    $    .50      $   1.19    $    .95
                                                      ========    ========      ========    ========
Share Data:
Weighted average common shares outstanding.........     29,308      29,180        29,287      29,140
Weighted average common shares outstanding assuming
  full dilution....................................     30,311      30,028        30,244      29,902
                                                      ========    ========      ========    ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                           COMMON
                                          STOCK &                 MINIMUM
                                         ADDITIONAL               PENSION     ACCUMULATED       TOTAL
                                          PAID-IN     RETAINED   LIABILITY    TRANSLATION   SHAREHOLDERS'
                                          CAPITAL     EARNINGS   ADJUSTMENT   ADJUSTMENT       EQUITY
                                         ----------   --------   ----------   -----------   -------------
Balance, December 31, 1997.............   $90,798     $149,403     $(756)       $  (774)      $238,671
                                          -------     --------     -----        -------       --------
Net income.............................                 36,107                                  36,107
Unrealized translation adjustment......                                            (462)          (462)
                                                                                              --------
  Comprehensive income.................                                                         35,645
Issuance of 75,967 shares of common
  stock from exercise of stock options
  and earned compensation..............     1,871                                                1,871
Cash dividends declared on common stock
  ($.27 per share).....................                 (7,915)                                 (7,915)
                                          -------     --------     -----        -------       --------
Balance, June 30, 1998 (unaudited).....   $92,669     $177,595     $(756)       $(1,236)      $268,272
                                          =======     ========     =====        =======       ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              ---------   --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
Income from continuing operations before extraordinary
  item......................................................  $  29,033   $ 25,385
Adjustments to reconcile to net cash provided by continuing
  operations:
  Depreciation and amortization.............................     10,439      7,511
  Amortization of intangibles...............................      6,024      4,926
  Amortization of debt issuance expenses....................        325        324
  Deferred income taxes.....................................      1,670      3,014
  Increase in receivables...................................     (3,040)    (2,342)
  Decrease in inventories...................................        317      3,301
  Decrease in trade accounts payable........................     (2,338)    (1,486)
  Decrease in accrued expenses..............................     (4,796)      (987)
  Other transactions -- net.................................     (3,294)    (4,076)
                                                              ---------   --------
Net cash provided by continuing operations..................     34,340     35,570
Net cash provided by discontinued operations................      4,666      5,333
                                                              ---------   --------
     Net cash flows from operating activities...............     39,006     40,903
                                                              ---------   --------
Cash flows from investing activities:
  Additions to property, plant and equipment................    (12,542)    (6,230)
  Acquisition of business (net of cash acquired)............   (118,088)   (11,871)
  Proceeds from sale of business............................     22,290
                                                              ---------   --------
     Net cash flows from investing activities...............   (108,340)   (18,101)
                                                              ---------   --------
Cash flows from financing activities:
  Borrowings under credit agreements for acquisitions.......    118,088      2,140
  (Repayments) borrowings under notes payable for
     acquisitions...........................................     (4,832)     9,731
  Net repayments under the credit agreements................   (113,088)   (26,935)
  Proceeds from issuance of long-term debt..................    150,000
  Repayment of long-term debt...............................    (75,000)
  Financing payments........................................     (5,031)
  Increase (decrease) in accrued interest...................      1,180       (290)
  Dividends paid............................................     (7,905)    (6,971)
                                                              ---------   --------
     Net cash flows from financing activities...............     63,412    (22,325)
                                                              ---------   --------
Net (decrease) increase in cash.............................     (5,922)       477
Cash and cash equivalents at beginning of year..............     11,771      4,730
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $   5,849   $  5,207
                                                              =========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................  $  10,576   $  9,757
  Income taxes..............................................     14,907      6,218

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

     IDEX Corporation designs, manufactures and markets a broad range of pump products and engineered equipment serving a diverse customer base in the United States and internationally. For each of its business units, the Company believes that it holds the number-one or number-two market share position in that unit's niche market. IDEX believes that its consistent financial performance has been attributable to the manufacture of quality proprietary products designed and engineered by the Company and sold to a wide range of customers, coupled with its ability to identify and successfully integrate strategic acquisitions. IDEX consists of two business segments: the Pump Products Group and the Engineered Equipment Group.

     The Pump Products Group designs, manufactures and sells a wide variety of industrial pumps and related controls, and low-horsepower compressors for the movement of liquids, air and gases. The devices and equipment produced by this Group are used in a large and diverse set of industries, including chemical processing, non-electrical machinery, water and wastewater treatment, medical equipment, petroleum distribution, oil and refining, and food processing.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

     During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." In accordance with SFAS No. 130, the Company expanded its reporting and display of comprehensive income and its components in the Company's Statement of Consolidated Shareholders' Equity. Adoption of this statement had no effect on the Company's financial position, results of operations or cash flows.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact of SFAS No. 133 on its reported financial position, results of operations and cash flows.

3. ACQUISITION

     On January 21, 1998, IDEX completed the acquisition of Gast Manufacturing Corporation ("Gast") for a cash purchase price of $118.1 million with financing provided by borrowings under the Company's U.S. bank credit facilities. Gast, headquartered in Benton Harbor, Michigan, is one of the world's leading manufacturers of its type of air-moving equipment.

     In 1997, the Company acquired Blagdon Pump on April 4 and Knight Equipment on December 9 at an aggregate purchase price of $49.7 million with financing provided by borrowings under the Company's bank credit facilities and the issuance of notes to the sellers. Blagdon manufactures air-operated diaphragm pumps, is located in Washington, Tyne & Wear, England, and is operated as part of Warren Rupp. Knight, based in Lake Forest, California, is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing, and chemical metering, and is operated as part of Pulsafeeder.

     All of these acquisitions, which were additions to the Pump Products Group, were accounted for as purchases, and operating results include the acquisitions from the dates of purchase. The excess of the acquisition purchase price over the fair market value of net assets acquired is being amortized on a

                       IDEX CORPORATION AND SUBSIDIARIES
straight-line basis over periods not exceeding 40 years. The unaudited proforma consolidated results of operations for the six months ended June 30, 1998 and 1997, reflecting the allocation of the purchase price and the related financing of the transactions are as follows, assuming that these acquisitions had occurred at the beginning of each of the respective periods (in thousands except per share).

                                                               1998        1997
                                                             --------    --------
                                                                 (UNAUDITED)
Net sales.................................................   $334,739    $331,485
Income from continuing operations before extraordinary
  item....................................................     28,931      26,318
Net income................................................     36,005      29,323
Basic EPS
  Continuing operations...................................        .99         .90
  Net income..............................................       1.23        1.01
Diluted EPS
  Continuing operations...................................        .96         .88
  Net income..............................................       1.19         .98

4. DISCONTINUED OPERATIONS

     In December 1997 IDEX announced its intention to divest its Strippit and Vibratech business units. During the fourth quarter of 1997, the Company also realigned the business units into two groups: the Pump Products and Engineered Equipment Groups. The Company completed the sale of Vibratech on June 9, 1998 for $22.3 million in cash and realized a gain from disposition.

     During the second quarter of 1998, the Company recorded an estimated net loss on the expected divestiture of Strippit, based on management's revised estimate of the net realizable value of Strippit. The net gain on these divestitures is reported separately in discontinued operations and is net of income taxes of $1.5 million. The financial statements and the group financial information have been reclassified to reflect Strippit and Vibratech as discontinued operations and IDEX's revised group reporting structure.

     Revenues from the discontinued operations amounted to $16.5 million and $23.2 million in the second quarter of 1998 and 1997, respectively, and $36.4 million and $43.7 million for the six months ended June 30, 1998 and 1997, respectively. Interest expense of $0.1 million and $0.2 million for the second quarter of 1998 and 1997, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 1998 and 1997, respectively, has been allocated to these operations based on their acquisition debt less repayments generated from subsequent operating cash flows that can be specifically attributed to these operations.

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

                                                              FOR THE QUARTER        FOR THE SIX MONTHS
                                                               ENDED JUNE 30,          ENDED JUNE 30,
                                                             ------------------      ------------------
                                                              1998        1997        1998        1997
                                                             ------      ------      ------      ------
                                                                (UNAUDITED)             (UNAUDITED)
Basic weighted average common shares outstanding.........    29,308      29,180      29,287      29,140
Dilutive effect of stock options.........................     1,003         848         957         762
                                                             ------      ------      ------      ------
Weighted average common shares outstanding assuming full
  dilution...............................................    30,311      30,028      30,244      29,902
                                                             ======      ======      ======      ======

7. INVENTORIES

     The components of inventories as of June 30, 1998 and December 31, 1997 were (in thousands):

                                                            JUNE 30,      DECEMBER 31,
                                                              1998            1997
                                                           -----------    ------------
                                                           (UNAUDITED)
Raw materials and supplies.............................     $ 27,857        $20,841
Work in process........................................       13,308         13,647
Finished goods.........................................       60,918         49,752
                                                            --------        -------
  Total................................................     $102,083        $84,240
                                                            ========        =======

     Those inventories which were carried on a LIFO basis amounted to $80,795 and $65,080 at June 30, 1998 and December 31, 1997, respectively. The excess of current cost over LIFO inventory value and the impact on earnings of using the LIFO method are not material.

8. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at June 30, 1998 and December 31, 1997.

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

     IDEX has a history of operating margins which are above average for an industrial manufacturer. The Company's operating margins are affected by, among other things, utilization of facilities as sales volumes change and inclusion of newly acquired businesses which may have lower margins that usually are further reduced by purchase accounting adjustments.

     Orders, net sales, income from continuing operations, net income and earnings per share from continuing operations for the first half of 1998 surpassed the levels achieved for comparable periods in all prior years. New orders from continuing operations in the second quarter of 1998 totaled $161 million and trailed shipments by about $9 million, eliminating the $9 million first quarter backlog build. IDEX ended the second quarter with a typical backlog of unfilled orders of about 1 1/3 months' sales. This customarily low level of backlog improves IDEX's ability to respond quickly to customer needs, but also means that changes in orders are felt quickly in operating results.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. The slow rate of growth in 1997 in the U.S. economy and many other economies in which IDEX sells its products continued during the first half of 1998. With the incoming order pace, strong market positions, new and redesigned products, recent acquisitions, and opportunities for expansion worldwide, management believes the outlook for IDEX remains positive. Based on current activity levels and barring unforeseen circumstances, IDEX expects that orders, net sales, income from continuing operations, net income and earnings per share from continuing operations in 1998 will exceed 1997 levels. By stressing new product development, market share growth, international expansion, operating improvements particularly in newly acquired businesses, and by adhering to its disciplined approach to acquisitions, management believes IDEX is well positioned to continue profitable growth. The Company has addressed compliance with the year 2000 information processing issue and does not anticipate any material expense or interruption to its operations.

  Cautionary Statement Under the Private Securities Litigation Reform Act

     The preceding paragraph and the "Liquidity and Capital Resources" section of this management's discussion and analysis of IDEX's operations contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements relate to, among other things, capital expenditures, cost reduction, and cash flow and operating improvements, and are indicated by words such as "anticipates," "estimates," "expects," "plans," "should," "will," "management believes," "the Company intends," and similar words or phrases. Such statements are subject to inherent uncertainties and risks which could cause actual results to vary materially from suggested results, including but not limited to the following: levels of industrial activity and economic conditions in the United States and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company's results, particularly in light of the low levels of order backlogs typically maintained by the Company; IDEX's ability to integrate and operate acquired businesses, including Gast and Knight, on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of IDEX's capacity and the effect of capacity utilization on costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                       IDEX CORPORATION AND SUBSIDIARIES

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                          (IN THOUSANDS -- UNAUDITED)

                                                      SECOND QUARTER ENDED     SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                      ---------------------   -------------------
                                                        1998        1997        1998       1997
                                                      ---------   ---------   --------   --------
Pump Products Group (1)
  Net sales (2).....................................  $ 99,273    $ 65,612    $193,744   $130,559
  Operating income (3)..............................    19,623      14,500      40,248     29,952
  Operating margin..................................      19.8%       22.1%       20.8%      22.9%
  Depreciation and amortization.....................  $  5,095    $  2,708    $  9,692   $  5,332
  Capital expenditures..............................     2,920       2,150       5,156      3,411
Engineered Equipment Group
  Net sales (2).....................................  $ 70,676    $ 76,312    $136,041   $143,259
  Operating income (3)..............................    13,639      14,294      24,742     25,151
  Operating margin..................................      19.3%       18.7%       18.2%      17.6%
  Depreciation and amortization.....................  $  3,348    $  3,660    $  6,649   $  7,053
  Capital expenditures..............................     2,516       1,285       4,608      2,540
Company
  Net sales.........................................  $169,461    $141,976    $328,545   $273,351
  Operating income..................................    30,443      25,966      58,835     49,932
  Operating margin..................................      18.0%       18.3%       17.9%      18.3%
  Depreciation and amortization(4)..................  $  8,500    $  6,413    $ 16,463   $ 12,437
  Capital expenditures..............................     5,446       3,709      12,542      6,230

-------------------------
(1) Includes acquisition of Gast (January 21, 1998), Knight Equipment (December 9, 1997) and Blagdon Pump (April 4, 1997) from the dates of purchase.

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

PERFORMANCE IN THE SECOND QUARTER ENDED JUNE 30, 1998 COMPARED TO THE SAME PERIOD OF 1997

     IDEX achieved new highs in sales as well as income and diluted earnings per share from continuing operations in the second quarter of 1998. Net sales for the three months ended June 30, 1998 were $169.5 million, and increased by 19% over the $142.0 million reported for the second quarter of 1997. Income from continuing operations before the extraordinary item amounted to $15.1 million and improved by 14% from the $13.3 million earned in last year's second quarter. Diluted earnings per share from continuing operations in the second quarter of 1998 were 50 cents compared with 44 cents earned in the same quarter of the prior year.

     New orders from continuing operations totaled $161 million in the quarter and trailed shipments by about $9 million, eliminating the $9 million first quarter backlog build. The Company ended the second quarter with a typical backlog of unfilled orders of about 1 1/3 months' sales.

     In the second quarter of 1998, the Pump Products Group generated 58% of sales and 59% of operating income, and the Engineered Equipment Group contributed 42% of sales and 41% of operating income. International sales from continuing operations represented 39% of total sales in the second quarter of 1998 versus 44% last year. The percentage decline stems from inclusion of the recently acquired Gast Manufacturing Corporation, whose international sales were 17% of their total sales. Total sales in base businesses were down about 4% in the second quarter year-to-year comparison, and currency translation caused a further 1% decline. Accordingly, acquisitions accounted for all of the sales improvement in the second quarter of 1998 compared with the second quarter of 1997.

     Pump Products Group sales of $99.3 million increased by $33.7 million, or 51%, for the three months ended June 30, 1998 compared with 1997 principally resulting from the recently acquired Gast and Knight Equipment businesses. Base business sales volume in 1998 was approximately equal to that of 1997 and the foreign currency effect on year-to-year comparisons was less than 1%. Sales to customers outside the U.S. declined to 31% of the Group's total sales in the second quarter of 1998 from 35% in 1997 principally due to the inclusion of Gast in 1998.

     Engineered Equipment Group sales of $70.7 million decreased $5.6 million, or 7%, in the second quarter of 1998 versus the comparable quarter of 1997. The decrease in this Group's sales principally reflected a decrease in base business sales which were down 6% from the prior year and foreign currency translation, which had a negative effect of 1% on this Group's sales volume. Sales to customers outside the U.S. were 51% of the total Engineered Equipment Group sales in the second quarters of 1998 and 1997.

     Gross profit was $67.3 million in the second quarter of 1998 and increased by $10.0 million, or 18%, from 1997 principally reflecting higher sales volume. Gross profit as a percent of sales was 39.7% in 1998, down from 40.4% in 1997. The decrease in gross profit margin was due principally to inclusion of recent acquisitions whose margins were lower than IDEX's base businesses. Selling, general and administrative expenses increased to $34.2 million in 1998 from $29.2 million in 1997; however, as a percent of sales decreased modestly to 20.2% in 1998 from 20.6% in 1997. Goodwill amortization increased by 29% to $2.7 million in 1998 from $2.1 million in 1997. The year-over-year increases in gross profit; selling, general and administrative expenses; and goodwill amortization were due primarily to inclusion of the recently acquired businesses.

     Operating income increased by $4.4 million, or 17%, to $30.4 million in the second quarter of 1998 from $26.0 million in same quarter of 1997. Operating income as a percent of sales decreased slightly to 18.0% in 1998 from 18.3% in 1997. In the Pump Products Group, operating income of $19.6 million and operating margin of 19.8% compared with $14.5 million and 22.1% in 1997. The operating margin decline resulted from the inclusion of recently acquired businesses, whose operating margins were lower than the other business units in the Group and whose operating income was further reduced by purchase accounting adjustments.

Engineered Equipment Group operating income of $13.6 million and operating margin of 19.3% compared with $14.3 million and 18.7% achieved in 1997. The improvement in operating margins resulted from margin improvement efforts and changes in product mix.

     Interest expense increased to $6.0 million in the second quarter of 1998 from $4.8 million in 1997 because of additional borrowings to complete the Blagdon Pump, Knight Equipment, and Gast acquisitions, partially offset by debt reductions from operating cash flow.

     The provision for income taxes increased to $9.3 million for the three months ended June 30, 1998 from $7.9 million in 1997. The effective tax rate increased to 38.0% in 1998 from 37.4% in 1997 mainly due to the higher nondeductible goodwill amortization resulting from recently acquired businesses.

     Income from continuing operations of $15.1 million in the second quarter of 1998 was 14% higher than the $13.3 million in the same quarter of 1997. Diluted earnings per share from continuing operations amounted to 50 cents in 1998, an increase of 6 cents per share, or 14%, from 44 cents in the second quarter of last year.

     During the second quarter of 1998, the Company recorded income of $8.8 million, or 29 cents per share, from discontinued operations. This included a net gain of $8.4 million related to the sale of discontinued business units. IDEX announced late in 1997 that it intended to sell the Strippit and Vibratech business units. The sale of Vibratech was completed on June 9. The Company entered into an agreement for the sale of Strippit and currently expects that the sale of Strippit will be completed in the third quarter of 1998.

     Diluted earnings per share on a net income basis were 79 cents in 1998 versus 50 cents in 1997.

PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SAME PERIOD OF 1997

     In the six months ended June 30, 1998, IDEX had record sales of $328.5 million, up 20% from the previous record achieved last year of $273.4 million. Income from continuing operations before the extraordinary item amounted to $29.0 million, and was 14% above the $25.4 million of the comparable period of 1997. Diluted earnings per share from continuing operations were 96 cents compared with 85 cents earned in the prior year.

     In the first half of 1998, the Pump Products Group represented 59% of sales and 62% of operating income, and the Engineered Equipment Group accounted for 41% of sales and 38% of operating income. International sales from continuing operations were 40% of total sales in this year's first half compared to 43% in the first half of 1997. The decline in international sales as a percent of total was attributable to inclusion of the recently acquired Gast Manufacturing Corporation, whose international sales were 17% of their total sales. Sales to Asian countries from the base businesses declined by about 30%, and represented 4% of sales in this year's first half versus 6% last year. Overall, sales to customers outside the U.S. increased by about 10%, primarily due to inclusion of recent acquisitions. In 1998's first half, acquisitions accounted for all of the sales growth with foreign currency and base business volume each having an approximate 1% negative effect on sales.

     Pump Products Group sales of $193.7 million increased by $63.2 million, or 48%, for the six months ended June 30, 1998 compared with 1997 principally resulting from the recently acquired Gast, Knight Equipment, and Blagdon Pump businesses. Base business sales volume was up 2% in 1998 while foreign currency translation had a negative effect of 1% on the Group's sales growth. Sales to customers outside the U.S. declined to 32% of total sales in the first half of 1998 from 35% in 1997 principally due to the inclusion of Gast in 1998.

     Engineered Equipment Group sales of $136.0 million decreased $7.2 million, or 5%, in the first half of 1998 versus the comparable period of 1997. The decrease in this Group's sales was caused primarily by a 3% decline in base sales due to conditions in the domestic paint dispensing and fire equipment markets. Foreign currency translation had a negative effect of 2% on this Group's sales volume. Sales to customers outside the U.S. represented 50% of total Engineered Equipment Group sales in both 1998 and 1997.

     Gross profit was $131.7 million for the six months ended June 30, 1998 and increased by $22.3 million, or 20%, from the corresponding period of 1997 principally reflecting higher sales volume. Gross profit as a percent of sales was 40.1% in 1998, up modestly from 40.0% in 1997. The improvement in gross profit margin was due principally to sales volume growth, product mix and margin improvement efforts partially offset by inclusion of recent acquisitions whose gross margins were lower than IDEX's base businesses.

     Selling, general and administrative expenses increased to $67.6 million in the first half of 1998 from $55.4 million in the same period of 1997, and as a percent of sales increased to 20.6% from 20.3% in 1997 reflecting the recently acquired businesses which had slightly higher selling, general and administrative expenses than IDEX's existing businesses. Goodwill amortization increased by 33% to $5.3 million in 1998 from $4.0 million in 1997. The year-over-year increases in gross profit; selling, general and administrative expenses; and goodwill amortization were primarily due to inclusion of the recently acquired businesses.

     Operating income increased by $8.9 million, or 18%, to $58.8 million in 1998 from $49.9 million in 1997. Operating margin as a percent of sales decreased slightly to 17.9% in 1998 from 18.3% in 1997. In the Pump Products Group, operating income of $40.2 million and operating margin of 20.8% compared with $30.0 million and 22.9% in 1997. The operating margin decline resulted from the inclusion of recently acquired businesses, whose operating margins were lower than the other business units in the Group and whose operating income was further reduced by purchase accounting adjustments. Margins in the base businesses in the Pump Products Group improved slightly due to margin improvement efforts. The Engineered Equipment Group operating income of $24.7 million and operating margin of 18.2% compared with $25.2 million and 17.6% achieved in 1997. The slight improvement in operating margins resulted from margin improvement efforts and changes in product mix.

     Interest expense increased to $12.0 million in the first half of 1998 from $9.6 million in 1997 because of additional borrowings to complete the Blagdon Pump, Knight Equipment, and Gast acquisitions, partially offset by debt reductions from operating cash flow.

     The provision for income taxes increased to $17.8 million for the six months ended June 30, 1998 from $14.9 million in first six months of 1997. The effective tax rate increased to 38.0% in 1998 from 36.9% in 1997 mainly due to the higher nondeductible goodwill amortization resulting from recently acquired businesses.

     Income from continuing operations of $29.0 million in the first half of 1998 was 14% higher than the $25.4 million in the comparable period of 1997. Diluted earnings per share from continuing operations amounted to 96 cents in 1998, an increase of 11 cents per share, or 13%, from the 85 cents achieved in the first half of last year.

     During the six months ended June 30, 1998, the Company recorded income of $9.6 million, or 31 cents per share, from discontinued operations. This included a net gain of $8.4 million related to the sale of discontinued business units. IDEX announced late in 1997 that it intended to sell the Strippit and Vibratech business units. The sale of Vibratech was completed on June 9. The Company entered into an agreement for the sale of Strippit and currently expects that the sale of Strippit will be completed in the third quarter of 1998.

     During the first quarter of 1998, the Company retired, at a premium, its 9 3/4% $75 million Senior Subordinated Notes due in 2002. The transaction resulted in an extraordinary charge of $2.5 million, net of an income tax benefit of $1.5 million. This extraordinary loss adversely effected diluted earnings per share by 8 cents.

     Diluted earnings per share on a net income basis were $1.19 in 1998 versus $0.95 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, IDEX's working capital was $141.9 million and its current ratio was 2.7 to 1. The Company's cash flow from continuing operations decreased by $1.2 million in 1998 to $34.3 million. The decrease resulted principally from an increase in working capital partially offset by an increase in income from continuing operations. Cash from discontinued operations decreased $0.7 million to $4.7 million principally because of lower operating income.

     Cash flow provided by operations was more than adequate to fund capital expenditures of $12.5 million and $6.2 million in 1998 and 1997, respectively. The majority of capital expenditures were for machinery and equipment which improved productivity, although a portion was for replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth.

     The Company acquired Gast on January 21, 1998 at a cost of approximately $118 million. The acquisition was accounted for using the purchase method of accounting and was financed through borrowings under the Company's U.S. bank credit facilities.

     Late in 1997 IDEX announced that it intended to dispose of the Strippit and Vibratech business units because they no longer fit its profile and are not businesses the Company would choose to build upon. Consequently, results of these two businesses, which contributed net income of $9.6 million, including a net gain of $8.4 million related to the sale of discontinued business units, for the first half of 1998 were treated as discontinued operations. IDEX completed the sale of Vibratech on June 9 for $22.3 million in cash and realized a gain from disposition. The proceeds were used to repay borrowings under the Company's bank credit facilities. During the second quarter of 1998, the Company recorded an estimated net loss on the expected divestiture of Strippit. The net gain on these divestitures was reported separately in discontinued operations and was net of income taxes of $1.5 million. The Company currently expects that the sale of Strippit will be completed in the third quarter of 1998.

     On February 18, 1998, IDEX sold $150 million of Senior Notes due February 15, 2008 with a coupon interest rate of 6 7/8%, priced to yield 6.919% to maturity. Proceeds from the offering were used to reduce bank debt and to redeem the $75 million principal amount of the Company's 9 3/4% Senior Subordinated Notes due 2002. This redemption resulted in an after-tax extraordinary loss of $2.5 million, net of an income tax benefit of $1.5 million.

     At June 30, 1998, the maximum amount available under the U.S. credit agreement was $235 million, of which $140.2 million was borrowed, including a Netherlands guilder borrowing of NGL 82.0 million ($40.2 million) which provides an economic hedge against the net investment in Fluid Management's Netherlands operation. The availability under this facility declines in stages commencing July 1, 1999, to $200 million on July 1, 2000. Any amount outstanding at July 1, 2001 becomes due at that date. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin. At June 30, 1998, the applicable margin was 50 basis points. The Company also has a $15 million demand line of credit available for short-term borrowing requirements at the bank's reference rate or at an optional rate based on the bank's cost of funds. At June 30, 1998, there was $2.0 million of borrowing under this short-term line of credit and the interest rate was 6.3% per annum.

     On May 23, 1997, the Company's Lukas subsidiary entered into an amended German credit agreement improving the interest rate structure and eliminating certain reductions in availability. At June 30, 1998, the maximum amount available under the German credit agreement was DM 52.5 million ($29.0 million), of which DM 52 million ($28.8 million) was being used. The availability under this agreement declines in stages commencing November 1, 1999, to DM 31.3 million at November 1, 2000. Any amount outstanding at November 1, 2001 becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus an applicable margin. At June 30, 1998, the applicable margin was
77.5 basis points.

     IDEX believes it will generate sufficient cash flow from operations in 1998 to meet its operating requirements, interest and scheduled amortization payments under both the amended U.S. credit agreement and the amended German credit agreement, interest and principal payments on the Senior Notes, approximately $25 million of planned capital expenditures, and approximately $16 million of annual dividend payments to holders of common stock. From commencement of operations in January 1988 through June 30, 1998, IDEX has borrowed $578 million under its various credit agreements to complete 13 acquisitions. During this same period IDEX generated, principally from operations, cash flow of $412 million to reduce its indebtedness. In the event that suitable businesses are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

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

     (b) Reports on Form 8-K:

          1) In a report on Form 8-K dated April 23, 1998, and filed with the Securities Exchange Commission on April 23, 1998, the Company filed unaudited quarterly condensed statements of consolidated operations and group financial information for 1997 and 1996 reflecting Strippit and Vibratech as discontinued operations and reflecting IDEX's revised group reporting structure.

          2) In a report on Form 8-K dated May 28, 1998, and filed with the Securities Exchange Commission on May 28, 1998, the Company filed Exhibit 27, financial data schedule, restating certain IDEX financial information reflecting adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share and reflecting Vibratech and Strippit as discontinued operations.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacity and on the date indicated.

                                          IDEX CORPORATION

                                                /s/ WAYNE P. SAYATOVIC

                                          --------------------------------------
                                          Wayne P. Sayatovic
                                          Senior Vice President -- Finance and
                                            Chief Financial Officer
                                          (Duly Authorized and Principal
                                          Financial Officer)

August 10, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                           PAGE
-------                           -----------                           ----
 3.1      Restated Certificate of Incorporation of IDEX (formerly HI,
          Inc.) (incorporated by reference to Exhibit No. 3.1 to the
          Registration Statement on Form S-1 of IDEX Corporation, et
          al., Registration No. 33-21205, as filed on April 21,
          1988).......................................................

 3.1(a)   Amendment to Restated Certificate of Incorporation of IDEX
          (formerly HI, Inc.), as amended (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
          Form 10-Q for the quarter ended March 31, 1996, Commission
          File No. 1-10235)...........................................

 3.2      Amended and Restated By-Laws of IDEX (incorporated by
          reference to Exhibit No. 3.2 to Post-Effective Amendment No.
          2 to the Registration Statement on Form S-1 of IDEX
          Corporation, et al., Registration No. 33-21205, as filed on
          July 17, 1989)..............................................

 3.2(a)   Amended and Restated Article III, Section 13 of the Amended
          and Restated By-Laws of IDEX (incorporated by reference to
          Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the
          Registration Statement on Form S-1 of IDEX Corporation, et
          al., Registration No. 33-21205, as filed on February 12,
          1990).......................................................

 4.1      Restated Certificate of Incorporation and By-Laws of IDEX
          (filed as Exhibits No. 3.1 through No. 3.2(a))..............

 4.2      Indenture, dated as of February 23, 1998, between IDEX, and
          Norwest Bank Minnesota, National Association, as Trustee,
          relating to the 6 7/8% of Senior Notes of IDEX due February
          15, 2008 (incorporated by reference to Exhibit No. 4.1 to
          the Current Report of IDEX Form 8-K dated February 23, 1998,
          Commission File No. 1-10235)................................

 4.3      Specimen Senior Note of IDEX (incorporated by reference to
          Exhibit No. 4.1 to the Current Report of IDEX Form 8-K dated
          February 23, 1998, Commission File No. 1-10235).............

 4.4      Specimen Certificate of Common Stock (incorporated by
          reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX Corporation, et al., Registration No.
          33-42208, as filed on September 16, 1991)...................

 4.5      Third Amended and Restated Credit Agreement dated as of July
          17, 1996, among IDEX, Bank of America NT&SA, as Agent, and other financial institutions named therein (the "Banks")
          (incorporated by reference to Exhibit No. 4.5 to the
          Quarterly Report of IDEX on Form 10-Q for the quarter ended
          June 30, 1996, Commission File No. 1-10235).................

 4.5(a)   First Amendment to the Third Amended and Restated Credit
          Agreement dated as of April 11, 1997........................

 4.5(b)   Second Amendment to the Third Amended and Restated Credit
          Agreement dated as of January 20, 1998......................

 4.5(c)   Third Amendment to the Third Amended and Restated Credit
          Agreement dated as of February 9, 1998......................

 4.5(d)   Fourth Amendment to the Third Amended and Restated Credit
          Agreement dated as April 3, 1998............................

**10.1    First Amended and Restated 1996 Stock Plan for Officers of
          IDEX Corporation dated March 10, 1998.......................

*27       Financial Data Schedule.....................................

-------------------------
 * Filed herewith

** Management contract or compensatory plan or arrangement