Form 10-Q
period 1998-09-30
IDEX CORP /DE/
filed 1998-10-30
CIK 832101

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1998, OR

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

     Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of October 26, 1998: 29,344,710 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................    $  7,007         $ 11,771
  Receivables -- net........................................      90,672           80,766
  Inventories...............................................     100,244           84,240
  Net current assets of companies held for disposition......                       16,200
  Other current assets......................................       7,070            4,290
                                                                --------         --------
          Total current assets..............................     204,993          197,267
Property, plant and equipment -- net........................     126,290           88,628
Intangible assets -- net....................................     364,464          293,803
Net noncurrent assets of companies held for disposition.....                       13,089
Other noncurrent assets.....................................      11,805            6,406
                                                                --------         --------
          Total assets......................................    $707,552         $599,193
                                                                ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable....................................    $ 33,559         $ 34,991
  Dividends payable.........................................       3,961            3,949
  Accrued expenses..........................................      39,204           38,861
                                                                --------         --------
          Total current liabilities.........................      76,724           77,801
Long-term debt..............................................     305,325          258,417
Other noncurrent liabilities................................      46,280           24,304
                                                                --------         --------
          Total liabilities.................................     428,329          360,522
                                                                --------         --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares authorized: 1998 and 1997 -- 75,000,000
     Shares issued and outstanding: 1998 -- 29,342,685; 1997
      -- 29,249,608.........................................         294              292
  Additional paid-in capital................................      93,699           90,506
  Retained earnings.........................................     187,889          149,403
  Minimum pension liability adjustment......................        (756)            (756)
  Accumulated translation adjustment........................      (1,903)            (774)
                                                                --------         --------
          Total shareholders' equity........................     279,223          238,671
                                                                --------         --------
          Total liabilities and shareholders' equity........    $707,552         $599,193
                                                                ========         ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      THIRD QUARTER ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                      --------------------      --------------------
                                                        1998        1997          1998        1997
                                                      --------    --------      --------    --------
                                                          (UNAUDITED)               (UNAUDITED)
Net sales..........................................   $159,406    $141,799      $487,951    $415,150
Cost of sales......................................     96,963      84,811       293,776     248,763
                                                      --------    --------      --------    --------
Gross profit.......................................     62,443      56,988       194,175     166,387
Selling, general and administrative expenses.......     32,240      28,345        99,868      83,793
Goodwill amortization..............................      2,686       2,075         7,955       6,094
                                                      --------    --------      --------    --------
Operating income...................................     27,517      26,568        86,352      76,500
Other income (expense) -- net......................        (12)       (363)           20        (457)
                                                      --------    --------      --------    --------
Income before interest expense and income taxes....     27,505      26,205        86,372      76,043
Interest expense...................................      5,481       4,421        17,515      14,005
                                                      --------    --------      --------    --------
Income before income taxes.........................     22,024      21,784        68,857      62,038
Provision for income taxes.........................      8,362       8,060        26,162      22,929
                                                      --------    --------      --------    --------
Income from continuing operations before
  extraordinary item...............................     13,662      13,724        42,695      39,109
                                                      --------    --------      --------    --------
Discontinued operations:
Income from discontinued operations, net of
  taxes............................................                    760         1,202       3,765
Gain on sale of discontinued operations, net of
  taxes............................................        594                     8,980
                                                      --------    --------      --------    --------
Income from discontinued operations................        594         760        10,182       3,765
                                                      --------    --------      --------    --------
Extraordinary loss from early extinguishment of
  debt, net of taxes...............................                               (2,514)
                                                      --------    --------      --------    --------
Net income.........................................   $ 14,256    $ 14,484      $ 50,363    $ 42,874
                                                      ========    ========      ========    ========
Earnings Per Common Share -- Basic:
Continuing operations..............................   $    .47    $    .47      $   1.46    $   1.34
Discontinued operations............................        .02         .03           .35         .13
Extraordinary loss from early extinguishment of
  debt.............................................                                 (.09)
                                                      --------    --------      --------    --------
Net income.........................................   $    .49    $    .50      $   1.72    $   1.47
                                                      ========    ========      ========    ========
Earnings Per Common Share -- Diluted:
Continuing operations..............................   $    .46    $    .45      $   1.42    $   1.30
Discontinued operations............................        .02         .03           .33         .13
Extraordinary loss from early extinguishment of
  debt.............................................                                 (.08)
                                                      --------    --------      --------    --------
Net income.........................................   $    .48    $    .48      $   1.67    $   1.43
                                                      ========    ========      ========    ========
Share Data:
Weighted average common shares outstanding.........     29,339      29,226        29,305      29,166
Weighted average common shares outstanding assuming
  full dilution....................................     29,980      30,333        30,159      30,053
                                                      ========    ========      ========    ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                           COMMON
                                          STOCK &                 MINIMUM
                                         ADDITIONAL               PENSION     ACCUMULATED       TOTAL
                                          PAID-IN     RETAINED   LIABILITY    TRANSLATION   SHAREHOLDERS'
                                          CAPITAL     EARNINGS   ADJUSTMENT   ADJUSTMENT       EQUITY
                                         ----------   --------   ----------   -----------   -------------
Balance, December 31, 1997.............   $90,798     $149,403     $(756)       $  (774)      $238,671
                                          -------     --------     -----        -------       --------
Net income.............................                 50,363                                  50,363
Unrealized translation adjustment......                                          (1,129)        (1,129)
                                                                                              --------
  Comprehensive income.................                                                         49,234
Issuance of 93,077 shares of common
  stock from exercise of stock options
  and earned compensation..............     3,195                                                3,195
Cash dividends declared on common stock
  ($.405 per share)....................                (11,877)                                (11,877)
                                          -------     --------     -----        -------       --------
Balance, September 30, 1998
  (unaudited)..........................   $93,993     $187,889     $(756)       $(1,903)      $279,223
                                          =======     ========     =====        =======       ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOW
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                ---------------------
                                                                  1998         1997
                                                                ---------    --------
                                                                     (UNAUDITED)
Cash flows from operating activities:
Income from continuing operations before extraordinary
  item......................................................    $  42,695    $ 39,109
Adjustments to reconcile to net cash provided by continuing
  operations:
  Depreciation and amortization.............................       15,959      11,343
  Amortization of intangibles...............................        9,092       7,471
  Amortization of debt issuance expenses....................          491         486
  Deferred income taxes.....................................        2,302       3,084
  Decrease (increase) in receivables........................        2,694      (2,561)
  Decrease in inventories...................................        2,156       6,805
  Decrease in trade accounts payable........................       (5,952)     (2,091)
  Decrease in accrued expenses..............................       (8,111)     (7,879)
  Other transactions -- net.................................          427      (2,739)
                                                                ---------    --------
Net cash provided by continuing operations..................       61,753      53,028
Net cash provided by discontinued operations................        4,490       6,459
                                                                ---------    --------
     Net cash flows from operating activities...............       66,243      59,487
                                                                ---------    --------
Cash flows from investing activities:
  Additions to property, plant and equipment................      (16,320)     (9,577)
  Acquisition of business (net of cash acquired)............     (118,088)    (11,871)
  Proceeds from sale of businesses..........................       39,695
                                                                ---------    --------
     Net cash flows from investing activities...............      (94,713)    (21,448)
                                                                ---------    --------
Cash flows from financing activities:
  Borrowings under credit agreements for acquisitions.......      118,088       2,140
  (Repayments) borrowings under notes payable for
     acquisitions...........................................       (4,832)      9,731
  Net repayments under the credit agreements................     (147,039)    (38,180)
  Proceeds from issuance of long-term debt..................      150,000
  Repayment of long-term debt...............................      (75,000)
  Financing payments........................................       (5,031)
  Decrease in accrued interest..............................         (615)     (2,449)
  Dividends paid............................................      (11,865)    (10,475)
                                                                ---------    --------
     Net cash flows from financing activities...............       23,706     (39,233)
                                                                ---------    --------
Net decrease in cash........................................       (4,764)     (1,194)
Cash and cash equivalents at beginning of year..............       11,771       4,730
                                                                ---------    --------
Cash and cash equivalents at end of period..................    $   7,007    $  3,536
                                                                =========    ========

                       SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
  Interest..................................................    $  17,911    $ 16,334
  Income taxes..............................................       24,690      16,680

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

     IDEX Corporation designs, manufactures and markets a broad range of pump products and engineered equipment serving a diverse customer base in the United States and internationally. The Company believes that it holds the number-one or number-two market share position in each of its business units' niche markets. IDEX attributes its consistent financial performance to the manufacture of quality proprietary products designed and engineered by the Company and sold to a wide range of customers, coupled with its ability to identify and successfully integrate strategic acquisitions. IDEX consists of two business segments: the Pump Products Group and the Engineered Equipment Group.

     The Pump Products Group designs, manufactures, and sells a wide variety of industrial pumps and related controls, and low-horsepower compressors for the movement of liquids, air and gases. The devices and equipment produced by this Group are used in a large and diverse set of industries, including chemical processing, non-electrical machinery, water and wastewater treatment, medical equipment, petroleum distribution, oil and refining, and food processing.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

     During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." In accordance with SFAS No. 130, the Company expanded its reporting and display of comprehensive income and its components in the Company's Statement of Consolidated Shareholders' Equity. Adoption of this statement had no effect on the Company's financial position, results of operations or cash flows.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a significant effect on the Company's reported financial position, results of operations or cash flow.

3. ACQUISITIONS

     On January 21, 1998, IDEX completed the acquisition of Gast Manufacturing Corporation ("Gast") for a cash purchase price of $118.1 million with financing provided by borrowings under the Company's U.S. bank credit facilities. Gast, headquartered in Benton Harbor, Michigan, is one of the world's leading manufacturers of its type of air-moving equipment.

     In 1997, the Company acquired Blagdon Pump on April 4 and Knight Equipment on December 9 at an aggregate purchase price of $49.7 million with financing provided by borrowings under the Company's bank credit facilities and the issuance of notes to the sellers. Blagdon, which manufactures air-operated diaphragm pumps, is located in Washington, Tyne & Wear, England, and is operated as part of Warren Rupp. Knight, based in Lake Forest, California, is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing, and chemical metering, and is operated as part of Pulsafeeder.

     All of these acquisitions, which were additions to the Pump Products Group, were accounted for as purchases, and operating results include the acquisitions from the dates of purchase. The excess of the

                       IDEX CORPORATION AND SUBSIDIARIES
acquisition purchase price over the fair market value of net assets acquired is being amortized on a straight-line basis over periods not exceeding 40 years. The unaudited proforma consolidated results of operations for the nine months ended September 30, 1998 and 1997, reflecting the allocation of the purchase price and the related financing of the transactions are as follows, assuming that these acquisitions had occurred at the beginning of each of the respective periods (in thousands except per share amounts).

                                                               1998        1997
                                                             --------    --------
                                                                 (UNAUDITED)
Net sales.................................................   $494,145    $512,053
Income from continuing operations before extraordinary
  item....................................................     42,593      40,142
Net income................................................     50,261      43,907
Basic EPS
  Continuing operations...................................       1.45        1.38
  Net income..............................................       1.72        1.51
Diluted EPS
  Continuing operations...................................       1.41        1.34
  Net income..............................................       1.67        1.46

4. DISCONTINUED OPERATIONS

     In December 1997, IDEX announced its intention to divest its Strippit and Vibratech business units. During the fourth quarter of 1997, the Company also realigned the business units into two groups: the Pump Products and Engineered Equipment Groups. The Company completed the sale of Vibratech on June 9, 1998, for $22.3 million in cash and realized a gain from disposition. IDEX completed the sale of Strippit on August 25, 1998, for $18.4 million in cash and notes and realized a loss from disposition. The combined dispositions of Vibratech and Strippit resulted in a net gain which is reported separately in discontinued operations and is net of income taxes of $3.1 million. The financial statements and the group financial information have been reclassified to reflect Strippit and Vibratech as discontinued operations and IDEX's revised group reporting structure.

     Revenues from the discontinued operations amounted to $5.7 million and $18.2 million in the third quarter of 1998 and 1997, respectively, and $42.1 million and $61.9 million for the nine months ended September 30, 1998 and 1997, respectively. Interest income of $0.1 million and interest expense of $0.2 million for the third quarter of 1998 and 1997, respectively, and interest expense of $0.1 million and $0.5 million for the nine months ended September 30, 1998 and 1997, respectively, have been allocated to these operations based on their acquisition debt less repayments generated from subsequent operating cash flows that can be specifically attributed to these operations.

5. EXTRAORDINARY ITEM

     During the first quarter of 1998, the Company retired, at a premium, its 9 3/4% $75 million Senior Subordinated Notes due in 2002. The transaction resulted in an extraordinary charge of $2.5 million, net of an income tax benefit of $1.5 million.

6. EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the period. Common stock equivalents consist of stock options and have been included in the calculation of

                       IDEX CORPORATION AND SUBSIDIARIES
weighted average shares outstanding using the treasury stock method. The basic weighted average shares reconciles to fully diluted weighted average shares as follows:

                                                          FOR THE QUARTER           FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                        -------------------         -------------------
                                                         1998         1997           1998         1997
                                                        ------       ------         ------       ------
                                                            (UNAUDITED)                 (UNAUDITED)
Basic weighted average common shares
  outstanding....................................       29,339       29,226         29,305       29,166
Dilutive effect of stock options.................          641        1,107            854          887
                                                        ------       ------         ------       ------
Weighted average common shares outstanding
  assuming full dilution.........................       29,980       30,333         30,159       30,053
                                                        ======       ======         ======       ======

7. INVENTORIES

     The components of inventories as of September 30, 1998 and December 31, 1997 were (in thousands):

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             1998             1997
                                                         -------------    ------------
                                                          (UNAUDITED)
Raw materials and supplies...........................      $ 28,374         $20,841
Work in process......................................        12,518          13,647
Finished goods.......................................        59,352          49,752
                                                           --------         -------
  Total..............................................      $100,244         $84,240
                                                           ========         =======

     Those inventories which were carried on a LIFO basis amounted to $80,596 and $65,080 at September 30, 1998 and December 31, 1997, respectively. The excess of current cost over LIFO inventory value and the impact on earnings of using the LIFO method are not material.

8. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized, but unissued at September 30, 1998 and December 31, 1997.

9. RECLASSIFICATIONS

     Certain 1997 amounts have been reclassified to conform with the 1998 presentations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Historical Overview and Outlook

     IDEX sells a broad range of proprietary pump products and engineered equipment to a diverse customer base in the United States and internationally. Accordingly, IDEX's businesses are affected by levels of industrial activity and economic conditions in the United States and other countries where its products are sold, and by the relationship of the U.S. dollar to other currencies. Among the factors that influence the demand for IDEX's products are interest rates, levels of capital spending and overall industrial activity.

     IDEX has a history of operating margins that are above average for an industrial manufacturer. The Company's operating margins are affected by, among other things, utilization of facilities as sales volumes change and inclusion of newly acquired businesses which may have lower margins that usually are further reduced by purchase accounting adjustments.

     Orders, net sales, income from continuing operations, net income and earnings per share from continuing operations for the nine months ended September 30, 1998, surpassed the levels achieved for comparable periods in all prior years. New orders from continuing operations received in the first nine months of 1998 totaled $481 million and trailed shipments by about $7 million. IDEX ended the third quarter with a typical backlog of unfilled orders of about 1 1/3 months' sales. This customarily low level of backlog improves IDEX's ability to respond quickly to customer needs, but also means that changes in orders are felt quickly in operating results.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. The slow rate of growth in 1997 in the U.S. economy and many other economies in which IDEX sells its products continued during 1998. While the Company has strong market positions, and emphasizes new product development and sales opportunities worldwide, it is not able to escape the economic turmoil that is currently affecting most manufacturing companies. However, the Company does not sell the more cyclical, higher-ticket capital goods. It has high margins and strong cash flow, thus should not face severe financial pressure in an economic downturn. Based on current activity levels and barring unforeseen circumstances, IDEX expects that orders, net sales, income from continuing operations, net income and earnings per share from continuing operations in 1998 will exceed 1997 levels. By stressing new product development, market share growth, international expansion, and operating improvements, particularly in newly acquired businesses, and by adhering to its disciplined approach to acquisitions, management believes IDEX is well positioned to continue profitable growth over the long-term.

  Cautionary Statement Under the Private Securities Litigation Reform Act

     The preceding paragraph and the "Liquidity and Capital Resources" section of this management's discussion and analysis of IDEX's operations contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements relate to, among other things, capital expenditures, cost reduction, cash flow and operating improvements, and are indicated by words such as "anticipates," "estimates," "expects," "plans," "should," "will," "management believes," "the Company intends," and similar words or phrases. Such statements are subject to inherent uncertainties and risks which could cause actual results to vary materially from suggested results, including but not limited to the following: levels of industrial activity and economic conditions in the United States and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company's results, particularly in light of the low levels of order backlogs typically maintained by the Company; IDEX's ability to integrate and operate acquired businesses, including Gast, Knight, and Blagdon on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of IDEX's capacity and the effect of capacity utilization on costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                       IDEX CORPORATION AND SUBSIDIARIES

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                          (IN THOUSANDS -- UNAUDITED)

                                                      THIRD QUARTER ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        1998       1997       1998       1997
                                                      --------   --------   --------   --------
Pump Products Group (1)
  Net sales (2).....................................  $ 93,049   $ 68,274   $286,793   $198,833
  Operating income (3)..............................    17,962     15,397     58,210     45,349
  Operating margin..................................      19.3%      22.6%      20.3%      22.8%
  Depreciation and amortization.....................  $  5,145   $  2,654   $ 14,837   $  7,986
  Capital expenditures..............................     1,344      1,848      6,500      5,259
Engineered Equipment Group
  Net sales (2).....................................  $ 66,888   $ 74,782   $202,929   $218,041
  Operating income (3)..............................    12,848     13,929     37,590     39,080
  Operating margin..................................      19.2%      18.6%      18.5%      17.9%
  Depreciation and amortization.....................  $  3,385   $  3,648   $ 10,034   $ 10,701
  Capital expenditures..............................     2,434      1,446      7,042      3,986
Company
  Net sales.........................................  $159,406   $141,799   $487,951   $415,150
  Operating income..................................    27,517     26,568     86,352     76,500
  Operating margin..................................      17.3%      18.7%      17.7%      18.4%
  Depreciation and amortization (4).................  $  8,588   $  6,377   $ 25,051   $ 18,814
  Capital expenditures..............................     3,778      3,347     16,320      9,577

-------------------------
1) Includes acquisition of Gast (January 21, 1998), Knight Equipment (December 9, 1997) and Blagdon Pump (April 4, 1997) from the dates of purchase.

2) Group net sales include intersegment sales.

3) Group operating income excludes net unallocated corporate operating expense.

4) Excludes amortization of debt issuance expenses.

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on the preceding page and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of two business segments: Pump Products and Engineered Equipment.

PERFORMANCE IN THE THIRD QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO THE SAME PERIOD OF 1997

     Net sales for the three months ended September 30, 1998 were $159.4 million, and increased by 12% over the $141.8 million reported for the third quarter of 1997. Income from continuing operations before the extraordinary item amounted to $13.7 million, and was essentially equal to last year's third quarter. Diluted earnings per share from continuing operations in the third quarter of 1998 were 46 cents compared with 45 cents earned in the same quarter last year.

     New orders from continuing operations totaled $152 million in the quarter and trailed shipments by about $7 million. The Company ended the third quarter with a typical unfilled orders backlog of about 1 1/3 months' sales.

     In the third quarter of 1998, the Pump Products Group generated 58% of both sales and operating income, and the Engineered Equipment Group contributed 42% of sales and operating income. The Gast Manufacturing and Knight Equipment acquisitions accounted for all of the sales improvement in the third quarter of 1998 compared with same period of 1997. Total base business sales were down about 9%, and foreign currency translation had virtually no effect in the third quarter year-to-year comparison. In the quarter, total international sales in base businesses were down 16%, primarily because of the adverse economic condition in the Far East and Asia, while domestic sales were down 4% from last year. Sales to the Far East and Asian countries from base businesses declined by about 54%, and represented 4% of base business sales in the third quarter of 1998 versus 8% for the comparable period last year. International sales from continuing operations represented 39% of total sales in the third quarter of 1998 versus 46% last year. The decline in international sales as a percent of total was principally attributable to inclusion of Gast Manufacturing, acquired in January, whose international sales were 17% of its total sales and to the decline in international sales to the Far East and Asia.

     Pump Products Group sales of $93.0 million increased by $24.8 million, or 36%, for the three months ended September 30, 1998 compared with 1997 principally resulting from the recently acquired Gast Manufacturing and Knight Equipment businesses. Base business sales volume in the third quarter decreased 9% and the foreign currency translation had virtually no effect on year-to-year comparisons. Total sales to customers outside the U.S. declined to 31% of total sales in the third quarter of 1998 from 37% in 1997, principally due to the inclusion of Gast Manufacturing in 1998 and to the decline in international sales to the Far East and Asia.

     Engineered Equipment Group sales of $66.9 million decreased $7.9 million, or 11%, in the third quarter of 1998 versus the comparable quarter of 1997. Sales to customers outside the U.S. were 49% of total sales in the third quarter of 1998, down from 53% in the comparable quarter of 1997.

     Gross profit was $62.4 million in the third quarter of 1998 and increased by $5.5 million, or 10%, from 1997. Gross profit as a percent of sales was 39.2% in 1998, down from 40.2% in 1997. Selling, general and administrative expenses increased to $32.2 million in 1998 from $28.3 million in 1997. As a percent of sales, selling, general and administrative expenses increased modestly to 20.2% in 1998 from 20.0% in 1997. Goodwill amortization increased by 29% to $2.7 million from $2.1 million in 1997. The year-over-year increases in gross profit; selling, general and administrative expenses; and goodwill amortization were primarily due to inclusion of the recently acquired businesses.

     Operating income increased by $0.9 million, or 3%, to $27.5 million in the third quarter of 1998 from $26.6 million in same quarter of 1997. Operating income as a percent of sales decreased to 17.3% in 1998 from 18.7% in 1997. In the Pump Products Group, operating income of $18.0 million and operating margin of 19.3% compared to the $15.4 million and 22.6% in 1997. The operating margin decline for the Company and the Pump Products Group resulted from the inclusion of recently acquired businesses, whose operating margins were lower than base business units in the Group and whose operating income was further reduced by purchase accounting adjustments. The Engineered Equipment Group operating income of $12.8 million and operating margin of 19.2% compared to the $13.9 million and 18.6% achieved in 1997. The increase in operating margins resulted from cost controls and changes in product mix.

     Interest expense increased to $5.5 million in the third quarter of 1998 from $4.4 million in 1997 because of additional borrowings to complete the Knight Equipment and Gast Manufacturing acquisitions, partially offset by lower interest rates, debt reductions from operating cash flow and the proceeds from the sale of discontinued operations.

     The provision for income taxes increased to $8.4 million for the three months ended September 30, 1998, from $8.1 million in 1997. The effective tax rate increased to 38.0% in 1998 from 37.0% in 1997 mainly due to higher nondeductible goodwill amortization resulting from recently acquired businesses.

     Income from continuing operations of $13.7 million in the third quarter of 1998 was virtually the same as the comparable quarter of 1997. Diluted earnings per share from continuing operations amounted to 46 cents per share in 1998 compared with 45 cents per share in the same quarter last year.

     IDEX announced late in 1997 that it intended to sell the Strippit and Vibratech business units. The Company completed the sale of Vibratech on June 9 and the sale of Strippit on August 25, 1998. During the third quarter of 1998, the Company recorded income of $0.6 million or 2 cents per share from discontinued operations representing an adjustment to the net gain on the sale of discontinued business units recorded in the second quarter of 1998.

     Diluted earnings per share on a net income basis were 48 cents in the third quarter of 1998 and 1997.

PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SAME PERIOD OF 1997

     In the first nine months of 1998, sales of $488.0 million increased by 18% over the $415.2 million recorded in the corresponding 1997 period. Income from continuing operations before the extraordinary item of $42.7 million was 9% above the $39.1 million of 1997's first three quarters and diluted earnings per share from continuing operations of $1.42 compared with $1.30 in the prior year.

     New orders from continuing operations totaled $481 million for the first nine months of 1998 and trailed shipments by about $7 million. The Company's unfilled orders backlog was typical at about 1 1/3 months' sales at September 30, 1998.

     In the first three quarters of 1998, the Pump Products Group represented 59% of sales and 61% of operating income, and the Engineered Equipment Group accounted for 41% of sales and 39% of operating income. In 1998's first nine months, acquisitions accounted for all of the sales growth, with foreign currency translation having a 1% negative effect on sales. Base business sales volume decreased 4% in 1998 compared to the same period of 1997. In the first nine months of 1998, total international sales in base businesses were down 7%, primarily due to softness in the Far East and Asia, while base business domestic sales were down 3%. Sales to the Far East and Asian countries from base businesses declined by about 38%, and represented 4% of base business sales in this year's first nine months versus 6% last year. Sales from continuing operations to customers outside the U.S. were 39% of total sales in this year's first nine months compared with 44% in the first nine months of 1997. The decline in international sales as a percent of total was primarily attributable to inclusion of the recently acquired Gast Manufacturing, whose international sales represented only 17% of its total sales and to the decline in international sales to the Far East and Asia.

     Pump Products Group sales of $286.8 million increased by $88.0 million, or 44%, for the nine months ended September 30, 1998, compared with 1997 due to the recently acquired Gast Manufacturing, Knight Equipment, and Blagdon Pump businesses. Base business sales volume was down 1% in the first nine months of 1998 and foreign currency translation had a negative effect of 1% on the Group's sales. Sales to customers outside the U.S. declined to 31% of total sales in the first nine months of 1998 from 35% for the comparable period of 1997 principally due to the inclusion of Gast Manufacturing in 1998.

     Engineered Equipment Group sales of $202.9 million decreased $15.1 million, or 7%, in the first nine months of 1998 versus the comparable period of 1997. The decrease in this Group's sales principally reflected conditions in the domestic paint dispensing and fire equipment markets and lower sales to the Far East and Asia. Foreign currency translation had a negative effect of 2% on this Group's sales volume. Sales to customers outside the U.S. were 50% of total sales in the first nine months of 1998, down slightly from 51% in 1997.

     Gross profit was $194.2 million for the nine months ended September 30, 1998, and increased by $27.8 million, or 17%, from the corresponding period of 1997. Gross profit as a percent of sales was 39.8% in 1998, down modestly from 40.1% in 1997. Selling, general and administrative expenses increased to $99.9 million in 1998 from $83.8 million in 1997, and as a percent of sales, increased to 20.5% from 20.2% in 1997. Goodwill amortization increased by 31% to $8.0 million from $6.1 million in 1997. The year-over-year increases in gross profit; selling, general and administrative expenses; and goodwill amortization were primarily due to inclusion of the recently acquired businesses.

     Operating income increased by $9.9 million, or 13%, to $86.4 million in 1998 from $76.5 million in 1997. Operating income as a percent of sales decreased slightly to 17.7% in 1998 from 18.4% in 1997. In the Pump Products Group, operating income of $58.2 million and operating margin of 20.3% compared to $45.3 million and 22.8% in 1997. The operating margin decline for the Company and the Pump Products Group resulted from the inclusion of recently acquired businesses, whose operating margins were lower than the other business units in the Group and whose operating income was further reduced by purchase accounting adjustments. The Engineered Equipment Group operating income of $37.6 million and operating margin of 18.5% compared to the $39.1 million and 17.9% achieved in 1997. The modest increase in operating margins resulted from cost controls and changes in product mix.

     Interest expense increased to $17.5 million in the first nine months of 1998 from $14.0 million in 1997 because of additional borrowings to complete the Blagdon Pump, Knight Equipment, and Gast Manufacturing acquisitions, partially offset by lower interest rates, debt reductions from operating cash flow and the proceeds from the sale of discontinued operations.

     The provision for income taxes increased to $26.2 million for the nine months ended September 30, 1998, from $22.9 million in first nine months of 1997. The effective tax rate increased to 38.0% in 1998 from 37.0% in 1997 mainly due to the higher nondeductible goodwill amortization resulting from recently acquired businesses.

     Income from continuing operations of $42.7 million for the nine months ended September 30, 1998, was 9% higher than income of $39.1 million in the same period of 1997. Diluted earnings per share from continuing operations amounted to $1.42 per share in 1998, an increase of 12 cents per share, or 9%, from the $1.30 per share achieved in 1997.

     During the nine months ended September 30, 1998, the Company recorded $10.2 million of income or 33 cents per share from discontinued operations. This included a net gain of $9.0 million related to the sale of discontinued business units.

     During the first quarter of 1998, the Company retired, at a premium, its 9 3/4% $75 million Senior Subordinated Notes due in 2002. The transaction resulted in an extraordinary charge of $2.5 million, net of an income tax benefit of $1.5 million.

     Diluted earnings per share on a net income basis were $1.67 for the nine months ended September 30, 1998, versus $1.43 for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, IDEX's working capital was $128.3 million and its current ratio was 2.7 to 1. The Company's cash flow from continuing operations increased by $8.7 million in 1998 to $61.8 million principally due to increased operating income. Cash from discontinued operations decreased $2.0 million to $4.5 million because of lower operating earnings.

     Cash flow provided by operations was more than adequate to fund capital expenditures of $16.3 million and $9.6 million in 1998 and 1997, respectively. The majority of capital expenditures were for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth.

     The Company acquired Gast on January 21, 1998, at a cost of $118.1 million. The acquisition was accounted for using the purchase method of accounting and was financed through borrowings under the Company's U.S. bank credit facilities.

     Late in 1997, IDEX announced that it intended to dispose of the Strippit and Vibratech business units because they no longer fit its profile and are not businesses the Company would choose to build upon. Consequently, the results of these two businesses, which in the first nine months of 1998 contributed net income of $10.2 million including a net gain of $9.0 million related to the sale, were treated as discontinued operations. IDEX completed the sale of Vibratech on June 9 for $22.3 million in cash and realized a gain from disposition. IDEX completed the sale of Strippit on August 25 for $18.4 million in cash and notes and realized a loss from disposition. The proceeds were used to repay borrowings under the Company's U.S. bank credit facilities. The net gain on these divestitures was reported separately in discontinued operations and was net of income taxes of $3.1 million. Resources formerly allocated to these businesses will be used to develop positions in areas more consistent with the Company's present strategy.

     On February 18, 1998, IDEX sold $150 million of Senior Notes due February 15, 2008, with a coupon interest rate of 6 7/8%, priced to yield 6.919% to maturity. Proceeds from the offering were used to reduce bank debt and on March 25, 1998, to redeem the $75 million principal amount of the Company's 9 3/4% Senior Subordinated Notes due 2002. This redemption resulted in an after-tax extraordinary loss of $2.5 million, net of an income tax benefit of $1.5 million.

     At September 30, 1998, the maximum amount available under the U.S. credit agreement was $235 million, of which $111.6 million was borrowed, including a Netherlands guilder borrowing of NGL 82.0 million ($43.6 million) which provides an economic hedge against the net investment in Fluid Management's Netherlands operation. The availability under this facility declines in stages commencing July 1, 1999, to $200 million on July 1, 2000. Any amount outstanding at July 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin. At September 30, 1998, the applicable margin was 50 basis points. The Company also has a $15 million demand line of credit available for short-term borrowing requirements at the bank's reference rate or at an optional rate based on the bank's cost of funds. At September 30, 1998, there were no borrowings under this short-term line of credit.

     On May 23, 1997, the Company's Lukas subsidiary entered into an amended German credit agreement improving the interest rate structure and eliminating certain reductions in availability. This agreement provides an economic hedge against the net investment in the Lukas operations in Germany. At September 30, 1998, the maximum amount available under the German credit agreement was DM 52.5 million ($31.4 million), of which DM 52 million ($31.1 million) was being used. The availability under this agreement declines in stages commencing November 1, 1999, to DM 31.3 million at November 1, 2000. Any amount outstanding at November 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus an applicable margin. At September 30, 1998, the applicable margin was 77.5 basis points.

     On October 20, 1998, IDEX announced that its board of directors authorized the repurchase of up to 1.5 million shares of its common stock either at market prices or on a negotiated basis as market conditions warrant. The program will be funded with borrowings under the Company's existing lines of credit.

     IDEX believes it will generate sufficient cash flow from operations in 1998 to meet its operating requirements, interest and scheduled amortization payments under both the amended U.S. and German credit agreements, interest and principal payments on the Senior Notes, approximately $25 million of planned capital expenditures, and approximately $16 million of annual dividend payments to holders of common stock. From commencement of operations in January 1988 until September 30, 1998, IDEX has borrowed $578 million under its various credit agreements to complete 13 acquisitions. During this same period, IDEX generated, principally from operations, cash flow of $440 million to reduce its indebtedness. In the event that suitable businesses are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

YEAR 2000

     IDEX initiated a Year 2000 compliance program in late 1996 to ensure that its information systems and other date sensitive equipment continue uninterrupted into the Year 2000. The Company is currently in the final phases of correcting systems with identified deficiencies and is completing the final validation testing of its Year 2000 compliance program. IDEX currently believes all essential processes, systems, and business functions will comply with the Year 2000 requirements by the middle of 1999. While IDEX does not expect that the consequences of any unsuccessful modifications would significantly affect the financial position, liquidity, or results of operations, there can be no assurance that failure to be fully compliant by 2000 would not have an impact on the Company.

     The Company is also surveying critical suppliers and customers to assure that their systems will be Year 2000 compliant and anticipates this survey will be complete by January 1999. While the failure of a single third party to timely achieve Year 2000 compliance should not have a material adverse effect on IDEX's results of operations in a particular period, the failure of several key third parties to achieve such compliance could have such an effect. IDEX will develop contingency plans by the middle of 1999 to alter business relationships in the event certain third parties fail to become Year 2000 compliant.

     The costs of IDEX's Year 2000 transition program are being funded with cash flows from operations. Some of these costs relate solely to the modification of existing systems, while others are for new systems, which will improve business functionality. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for system development and implementation, in part due to the reallocation of internal resources to implement the new business systems. As a result, these costs are not expected to have a material adverse effect on IDEX's overall results of operations or cash flows.

EURO PREPARATIONS

     The Company is in the process of upgrading its systems to accommodate the Euro currency by January 1, 1999. The cost of this upgrade is expected to be immaterial to the Company's financial results. Although difficult to predict, any competitive implications and any impact on existing financial instruments resulting from the Euro implementation are also expected to be immaterial to the Company's results of operations, financial position or liquidity.

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

October 30, 1998

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

   4.1      Restated Certificate of Incorporation and By-Laws of IDEX
            (filed as Exhibits No. 3.1 through No. 3.2(a))..............

   4.2      Indenture, dated as of February 23, 1998, between IDEX, and
            Norwest Bank Minnesota, National Association, as Trustee,
            relating to the 6 7/8% of Senior Notes of IDEX due February
            15, 2008 (incorporated by reference to Exhibit No. 4.1 to
            the Current Report of IDEX on Form 8-K dated February 23,
            1998, Commission File No. 1-10235)..........................

   4.3      Specimen Senior Note of IDEX (incorporated by reference to
            Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K
            dated February 23, 1998, Commission File No. 1-10235).......

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

   4.5(a)   First Amendment to the Third Amended and Restated Credit
            Agreement dated as of April 11, 1997 (incorporated by
            reference to Exhibit 4.5(a) the Quarterly Report on Form
            10-Q for the quarter ended June 30, 1998, Commission File
            No. 1-10235)................................................

   4.5(b)   Second Amendment to the Third Amended and Restated Credit
            Agreement dated as of January 20, 1998 (incorporated by
            reference to Exhibit 4.5(b) the Quarterly Report on Form
            10-Q for the quarter ended June 30, 1998, Commission File
            No. 1-10235)................................................

   4.5(c)   Third Amendment to the Third Amended and Restated Credit
            Agreement dated as of February 9, 1998 (incorporated by
            reference to Exhibit 4.5(c) the Quarterly Report on Form
            10-Q for the quarter ended June 30, 1998, Commission File
            No. 1-10235)................................................

   4.5(d)   Fourth Amendment to the Third Amended and Restated Credit
            Agreement dated as April 3, 1998 (incorporated by reference to Exhibit 4.5(d) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 1-10235)...

 *27        Financial Data Schedule.....................................

-------------------------
 * Filed herewith