Form 10-K405
period 1998-12-31
IDEX CORP /DE/
filed 1999-02-05
CIK 832101

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-K
(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES ACT OF 1934

         FOR THE TRANSITION PERIOD FROM           TO
                                        ---------    ----------

                         COMMISSION FILE NUMBER 1-10235

                                IDEX CORPORATION
             (Exact Name of Registrant As Specified in Its Charter)


                 DELAWARE                                          36-3555336
     (State or other jurisdiction of                            (I.R.S. Employer
      incorporation or organization)                          Identification No.)

             630 DUNDEE ROAD                                         60062
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of IDEX Corporation as of December 31, 1998 was $479,086,630.

     The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of January 29, 1999 was 29,463,390.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1998 Annual Report to shareholders of IDEX Corporation (the "1998 Annual Report") are incorporated by reference into Parts I and II of this Form 10-K and portions of the definitive Proxy Statement of IDEX Corporation (the "1999 Proxy Statement") with respect to the 1999 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART 1

ITEM 1. BUSINESS.

     IDEX Corporation ("IDEX" or the "Company") designs, manufactures and markets a broad range of pump products, dispensing equipment and other engineered products serving a diverse customer base in the United States and internationally. The Company believes that each of its principal business units holds the number-one or number-two market share position in that unit's niche market. IDEX believes that its consistent financial performance has been attributable to the manufacture of quality proprietary products designed and engineered by the Company and sold to a wide range of customers, coupled with its ability to identify and successfully integrate strategic acquisitions. IDEX consists of three reportable business segments: Pump Products Group, Dispensing Equipment Group and Other Engineered Products Group.

PUMP PRODUCTS GROUP

     The Pump Products Group designs, manufactures and sells a wide variety of industrial pumps and related controls, and low-horsepower compressors for the movement of liquids, air and gases. The devices and equipment produced by this Group are used in a large and diverse set of industries, including chemical processing, machinery, water treatment, medical equipment, petroleum distribution, oil and refining, and food processing. In 1998, the six business units comprising the group -- Corken, Gast Manufacturing, Micropump, Pulsafeeder, Viking Pump, and Warren Rupp -- accounted for 59% of the Company's net sales. The Company acquired Gast Manufacturing Corporation ("Gast") on January 21, 1998, for a cash purchase price of approximately $118 million. Approximately 32% of 1998 net sales in this Group were to customers outside the United States.

     Corken. Management estimates that Corken has approximately 50% of the U.S. market for pumps and small horsepower compressors used in liquefied petroleum gas distribution facilities. Corken produces low-horsepower compressors, vane and turbine pumps and valves used for the transfer of liquefied petroleum gas, compressed natural gas and other gaseous substances. Most of Corken's sales are made through domestic and international distributors, and they often incorporate Corken's products into engineered packages sold to end-users. Approximately 45% of Corken's 1998 net sales were to customers outside the United States. Corken, which was acquired by IDEX in 1991, is based in Oklahoma City, Oklahoma.

     Gast Manufacturing. Gast Manufacturing is one of the world's leading manufacturers of an extensive and versatile line of air-moving products, including vacuum pumps, air motors, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast is headquartered in Benton Harbor, Michigan, and has an assembly facility in England. Approximately 20% of Gast's sales are to customers outside the United States. Management believes that Gast has a leading position with an estimated one-third U.S. market share in air motors, low and medium range vacuum pumps, and rotary and diaphragm fractional horsepower compressors.

     Micropump. Micropump is, according to management estimates, the leader in corrosion-resistant, magnetically-driven miniature pump technology with an estimated 40% U.S. market share. Micropump's products include pumps and fluid management systems for low-flow abrasive and corrosive applications such as inks, dyes, solvents, chemicals, petrochemicals, acids and chlorides. Micropump products are used in a variety of industries including chemical processing, laboratory, medical, printing, electronics, pulp and paper, water treatment, pharmaceutical and textiles. Approximately 50% of Micropump's 1998 net sales were to customers outside the United States. Micropump, which was acquired by IDEX in 1995, has its headquarters and principal manufacturing facility in Vancouver, Washington, and also conducts operations in England.

     Pulsafeeder. Management estimates that Pulsafeeder has approximately 40% of the U.S. market for metering pumps used in the process industries and water treatment markets. Pulsafeeder designs, manufactures and markets a wide range of metering pumps, special purpose rotary pumps, peristalic pumps, electronic controls and dispensing equipment. These products regulate the precise flow of liquids in mixing, blending and injection applications. Primary markets served are water conditioning and wastewater treatment, chemical and hydrocarbon processing, food processing, chemical metering and institutional warewash. Pulsafeeder products are sold through an extensive distribution network, which includes company sales personnel, distributors and independent representatives and an estimated 30% of its 1998 net sales were to customers outside the United States. IDEX acquired Knight Equipment International, Inc. ("Knight"), a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering, in December 1997. Knight is operated as part of Pulsafeeder. Pulsafeeder, which was acquired by IDEX in 1992, is headquartered in Rochester, New York, with additional manufacturing facilities in Punta Gorda, Florida, Lake Forest, California, Covington, Georgia and Enschede, The Netherlands. Pulsafeeder also has sales offices in Singapore and China.

     Viking Pump. Viking Pump is one of the world's largest manufacturers of positive displacement rotary gear pumps. Management believes that Viking pumps represent approximately 35% of the U.S. rotary gear pump market. Viking's other products include rotary lobe and metering pumps, speed reducers, flow dividers and basket-type line strainers. Viking pumps are used by numerous industries such as the chemical, petroleum, food, pulp and paper, machinery and construction industries. Sales of Viking pumps and replacement parts are made through approximately 100 independent distributors and directly to original equipment manufacturers. Approximately 30% of Viking's 1998 net sales were to customers outside the United States. In addition to its facilities in Cedar Falls, Iowa, Viking also maintains manufacturing facilities in England, Canada and Ireland, and has sales offices in the Netherlands, Singapore, Mexico, Canada and China. Viking operates two foundries in Cedar Falls, Iowa which supply a majority of Viking's castings requirements. In addition, these foundries sell a variety of castings to outside customers.

     Warren Rupp. Warren Rupp is a producer of air-operated and motor-driven double-diaphragm pumps. Management believes that Warren Rupp has approximately one-quarter of the U.S. market for air-operated double-diaphragm pumps. Blagdon Pump, the U.K.-based manufacturer of air-operated diaphragm pumps acquired by IDEX in April 1997, is operated as part of Warren Rupp. Warren Rupp's pumps are well suited for pumping liquids, slurries and solids in suspension. End-user markets include paint, chemical, mining, construction, and automotive service industries. Warren Rupp pumps are sold through a network of independent distributors and directly to a small number of original equipment manufacturers. Sales to customers outside the U.S. represented approximately 50% of Warren Rupp's 1998 net sales. Warren Rupp is headquartered in Mansfield, Ohio, and has a sales office in Singapore. Blagdon Pump has a manufacturing facility in England to serve the European market and a sales office in Singapore.

DISPENSING EQUIPMENT GROUP

     The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing tints, colorants, paints, inks and dyes, and centralized lubrication systems. This equipment is used in a wide array of industries around the world, such as paints and coatings, machinery, and transportation equipment. In 1998, the two business units comprising this group -- Fluid Management and Lubriquip -- accounted for 19% of the Company's net sales. Approximately 46% of this Group's 1998 net sales were to customers outside the United States.

     Fluid Management. Fluid Management is the world's leading manufacturer of dispensing and mixing equipment that precisely meters and mixes a wide variety of liquids including paints, colorants, ink, dyes and other liquids and pastes. Management believes Fluid Management has an approximate 50% worldwide share in its niche market. Its products can be found in local paint and building supply stores, paint plants, vehicle manufacturing facilities and other locations where fluids are dispensed and mixed in precise volumes. Fluid Management, which was acquired by IDEX in 1996, has manufacturing facilities in Wheeling, Illinois, the Netherlands and Australia, with sales and distribution facilities worldwide. Approximately 55% of its 1998 sales were to customers outside the United States.

     Lubriquip. Lubriquip is, according to management estimates, the largest United States producer of centralized oil and grease lubrication systems and force-feed lubricators, with approximately one-third of the U.S. market for its type of products. Lubriquip's lubrication system components include pumps and pump packages for pneumatic, mechanical, electric and hydraulic operations, metering devices, electronic controllers, monitors and timers, and accessories. These systems are sold through a variety of sales channels, including independent distributors, to a wide range of industrial markets including machine tools (both automotive and general purpose), chemical processing, construction equipment, food processing machinery, engine and compressor, railroad, and over-the-road industries. Lubriquip's products are available worldwide through over 100 independent distributors, with international sales representing approximately 20% of its 1998 net sales. Lubriquip, headquartered in Warrensville Heights, Ohio, also has a manufacturing plant in Madison, Wisconsin and has sales offices in Belgium and Singapore.

OTHER ENGINEERED PRODUCTS GROUP

     The Other Engineered Products Group manufactures proprietary equipment, including banding and clamping devices, fire fighting pumps and rescue tools. These products are used in a broad range of industrial and commercial markets, including transportation equipment, oil and gas, electronics, communications, traffic and commercial signs, and fire and rescue. In 1998, the two business units comprising this group -- Band-It and Hale Products -- accounted for 22% of the Company's net sales. Approximately 53% of 1998 net sales in this group were to customers outside the United States.

     Band-It. Band-It, headquartered in Denver, Colorado, is one of the largest worldwide producers of stainless steel bands, buckles and preformed clamps and related installation tools. Its products include stainless steel bands and clamps for various municipal, commercial and industrial applications and road, traffic and commercial sign-mounting systems. Management believes that Band-It has approximately 50% of the U.S. market for high quality stainless steel band and buckle. Its clamps are used to secure hoses to nipples, devices to pipes and poles, signs to sign standards, cables in a group, insulation to pipes and for hundreds of other industrial clamping applications. Band-It also has developed an exclusive line of tools for installing its band, buckle and preformed clamps. Band-It's Signfix subsidiary, acquired by IDEX in 1993, is the leading U.K.-based manufacturer of sign-mounting devices and related equipment. Band-It markets its products domestically and internationally. It has manufacturing and distribution facilities in three locations in England, as well as Germany and Singapore to serve the European and Far East markets. International sales accounted for approximately 60% of Band-It's 1998 net sales. Its products are sold through a worldwide network of over 4,500 distributors to a wide range of markets, including the transportation, commercial and governmental signage, utilities, mining, oil and gas, industrial maintenance, construction, communication and electronics industries.

     Hale Products. Hale Products ("Hale"), acquired by IDEX in 1994, is the world's leading manufacturer of truck-mounted fire-fighting pumps and also manufactures a wide range of portable, mobile and freestanding pumping units. Hale also is the world's leading manufacturer of rescue tool systems with the Hurst Jaws of Life(R) and Lukas(R) rescue systems. Lukas, headquartered in Germany, was acquired by IDEX in 1995. Hale is estimated to have a worldwide market share for truck-mounted fire-fighting pumps and rescue systems in excess of 50%. Sales of Hale's truck-mounted fire-fighting pumps are made directly to manufacturers of fire trucks, while portable pumps and rescue tools are generally sold through independent distributors. Approximately 50% of Hale's 1998 net sales were to customers outside the United States. Hale has its headquarters and a manufacturing facility in Conshohocken, Pennsylvania. It also has production facilities in North Carolina, Tennessee, England and Germany, and service and distribution centers in Germany and Singapore.

DISCONTINUED OPERATIONS

     In December 1997, IDEX announced its intention to divest its Strippit and Vibratech businesses. The Company completed the sale of Vibratech on June 9, 1998, for $23.0 million in cash, and the sale of Strippit on August 25, 1998, for $19.5 million in cash and notes. The sale of Vibratech generated a gain on disposition, while the Strippit sale resulted in a small loss. The proceeds were used to repay borrowings under the Company's U.S. bank credit facilities. In 1998, these two businesses contributed net income of $10.2 million, including a net gain of $9.0 million (net of taxes of $3.1 million) from the sale of these units.

GENERAL ASPECTS APPLICABLE TO THE COMPANY'S BUSINESS GROUPS

COMPETITORS

     The Company's businesses are highly competitive in most product lines. Generally, all of the Company's businesses compete on the basis of performance, quality, service and price.

     Principal competitors of the businesses in the Pump Products Group are the Blackmer division of Dover Corporation (with respect to rotary gear pumps, and pumps and small horsepower compressors used in liquefied petroleum gas distribution facilities); Milton Roy, a unit of Sundstrand Corporation (with respect to metering pumps and controls); Roper Industries (with respect to rotary gear pumps); Wilden Pump and Engineering Co., a division of Dover Corporation (with respect to air-operated double-diaphragm pumps); Tuthill Corporation (with respect to rotary gear pumps); and Thomas Industries (with respect to vacuum pumps and compressors).

     The principal competitors of the Dispensing Equipment Group are Corob (with respect to dispensing and mixing equipment for the paint industry) and Lincoln, a unit of Pentair Corporation (with respect to centralized lubrication systems).

     The Other Engineered Products Group's principal competitors are A. J. Gerrard (with respect to stainless steel bands, buckles and tools) and Waterous Company, a subsidiary of American Cast Iron Pipe Company (with respect to truck-mounted fire-fighting pumps).

EMPLOYEES

     At December 31, 1998, IDEX had approximately 3,800 employees. Approximately 16% were represented by labor unions with various contracts expiring through March 2003. Management believes that the Company's relationship with its employees is good. The Company has historically been able to satisfactorily renegotiate its collective bargaining agreements, with its last work stoppage in March 1993.

SUPPLIERS

     IDEX manufactures many of the parts and components used in its products. Substantially all materials, parts and components purchased by IDEX are available from multiple sources.

INVENTORY AND BACKLOG

     Backlogs do not have material significance in any of the Company's business segments. The Company regularly and systematically adjusts production schedules and quantities based on the flow of incoming orders. Backlogs are therefore typically limited to approximately 1 to 1 1/2 months of production. While total inventory levels may also be affected by changes in orders, the Company generally tries to maintain relatively stable inventory levels based on its assessment of the requirements of the various industries served.

SEGMENT INFORMATION

     For segment financial information for the years 1998, 1997, and 1996, see the table titled "Company Business Group Financial Information" presented on page 18 under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the "Notes to Consolidated Financial Statements" on page 30 of the 1998 Annual Report, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past 5 years.

                                                  YEAR OF
                 NAME                     AGE    SERVICE(1)                   POSITION
                 ----                     ---    ----------                   --------
Donald N. Boyce.......................    60         29        Chairman of the Board, Chief Executive
                                                                 Officer and Director
Frank J. Hansen.......................    57         23        President, Chief Operating Officer and
                                                                 Director
Wayne P. Sayatovic....................    52         26        Senior Vice President-Finance and
                                                               Chief Financial Officer
Jerry N. Derck........................    51          6        Vice President-Human Resources
David T. Windmuller...................    41         18        Vice President-Operations
James R. Fluharty.....................    55         11        Vice President-Corporate Marketing and
                                                                 Group Executive
Dennis L. Metcalf.....................    51         25        Vice President-Corporate Development
John L. McMurray......................    48          6        Vice President-Group Executive and
                                                                 President, Viking Pump
Frank J. Notaro.......................    35          1        Vice President-General Counsel and
                                                                 Secretary
Rodney L. Usher.......................    53         18        Vice President-Group Executive and
                                                                 President, Pulsafeeder
Clinton L. Kooman.....................    55         34        Controller
Douglas C. Lennox.....................    46         19        Treasurer

---------------
(1) The years of service for executive officers include the period prior to acquisition by IDEX or with IDEX's predecessor company.

     Mr. Boyce was elected Chairman of the Board, President and Chief Executive Officer of the Company on January 22, 1988, the date of the Company's acquisition of its six original operating subsidiaries from Houdaille Industries, Inc. On January 1, 1998, Mr. Hansen assumed the title of President from Mr. Boyce with Mr. Boyce continuing as Chairman of the Board and Chief Executive Officer. In connection with Mr. Boyce's planned retirement on March 31, 1999, the Board named Mr. Hansen to serve as Chief Executive Officer on April 1, 1999, with Mr. Boyce remaining as Chairman of the Board. Mr. Boyce is a director of United Dominion Industries Ltd. and Walter Industries, Inc.

     Mr. Hansen was appointed President, Chief Operating Officer and Director of IDEX by the Board on January 1, 1998. In connection with Mr. Boyce's planned retirement on March 31, 1999, Mr. Hansen will serve as Chief Executive Officer effective April 1, 1999. Previously, Mr. Hansen served as Vice President-Operations and Chief Operating Officer from August 1994 to December 1997. Mr. Hansen was Vice President-Group Executive of the Company from January 1993 to July 1994. From 1989 to July 1994, Mr. Hansen was President of Viking Pump. Mr. Hansen is a director of Gardner Denver Machinery, Inc.

     Mr. Sayatovic has been Senior Vice President-Finance and Chief Financial Officer of the Company since January 1992 and was Vice President-Treasurer from January 1988 to December 1991. He also served as Secretary from January 1988 to February 1998.

     Mr. Derck has been Vice President-Human Resources of the Company since November 1992.

     Mr. Windmuller has served as Vice President-Operations of the Company since January 1998. Previously, Mr. Windmuller was President of Fluid Management from January 1997 to December 1997. From July 1994 to December 1996, Mr. Windmuller served as President of Viking Pump, and from May 1993 to June 1994 as Executive Vice President of Viking Pump. Mr. Windmuller served as Vice President-Engineering of Viking Pump from November 1991 to April 1993.

     Mr. Fluharty has served as Vice President-Corporate Marketing of the Company since March 1997 and as Vice President-Group Executive since December 1998. He was President of Fluid Management from January 1998 to December 1998 and from April 1996 to February 1997, was President of Micropump. Previously, Mr. Fluharty served as President of John Crane North America from May 1993 to March 1996, as Executive Vice President of Viking Pump from May 1992 to April 1993, and Vice President-Marketing of Viking Pump from 1988 to April 1992.

     Mr. Metcalf has served as Vice President-Corporate Development of the Company since March 1997. Mr. Metcalf was Director of Business Development of the Company from March 1991 to February 1997.

     Mr. McMurray has been Vice President-Group Executive of the Company since November 1998 and President of Viking Pump since January 1997. He was Executive Vice President of Viking Pump from August 1994 to December 1996, and Vice President Finance of Viking Pump from October 1992 to July 1994.

     Mr. Notaro has served as Vice President-General Counsel and Secretary since March 1998. Previously, Mr. Notaro was a Partner of Hodgson, Russ, Andrews, Woods and Goodyear LLP from January 1993 to February 1998.

     Mr. Usher has been Vice President-Group Executive of the Company since August 1997 and President of Pulsafeeder since August 1994. From 1986 to July 1994, Mr. Usher served as President of Warren Rupp.

     Mr. Kooman has been Controller of the Company since November 1995. Mr. Kooman served as Assistant Controller of Manufacturing Accounting from January 1988 to October 1995.

     Mr. Lennox has served as Treasurer of the Company since November 1995. From April 1991 to October 1995, Mr. Lennox was Vice President-Controller of Lubriquip. Mr. Lennox was Assistant Controller of Financial Accounting from January 1988 to March 1991.

     The Company's executive officers are elected at a meeting of the Board of Directors immediately following the annual meeting of shareholders, and they serve until the next annual meeting of the Board, or until their successors are duly elected.

ITEM 2. PROPERTIES.

     The Company's principal plants and offices have an aggregate floor space area of approximately 2.6 million square feet, of which 2.0 million square feet (77%) are located in the U.S. and approximately .6 million (23%) are located outside the U.S., primarily in the U.K. (10%), Germany (6%) and the Netherlands (4%). These facilities are considered to be suitable and adequate for their operations. Management believes that utilization of manufacturing capacity ranges from 50% to 80% in each facility. The Company's executive office occupies approximately 12,000 square feet of leased space in Northbrook, Illinois.

     Approximately 2.0 million square feet (77%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.5 million square feet (58%) of the principal plant and office floor area is held by business units in the Pump Products Group; .5 million square feet (19%) is held by business units in the Dispensing Equipment Group; and .6 million square feet (23%) is held by business units in the Other Engineered Products Group.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and the Company's Subsidiaries ("Subsidiaries") are party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's business or financial condition.

     The Subsidiaries are subject to extensive federal, state, and local laws, rules and regulations pertaining to environmental, waste management, and health and safety matters. Permits are or may be required for some of the Subsidiaries' facilities and waste-handling activities and these permits are subject to revocation, modification and renewal. In addition, risks of substantial costs and liabilities are inherent in the Subsidiaries' operations and facilities, as they are with other companies engaged in similar industries, and there can be no assurance that such costs and liabilities will not be incurred. The Company is not aware of any environmental, health or safety matter which could, individually or in the aggregate, cause a material adverse effect on the business, financial condition, results of operations, or cash flows of the Company or any of its Subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     Information regarding the prices of, and dividends on, the Common Stock, and certain related matters, is incorporated herein by reference to "Shareholder Information" on page 37 of the 1998 Annual Report.

     The principal market for the Common Stock is the New York Stock Exchange, but the Common Stock is also listed on the Chicago Stock Exchange. As of January 29, 1999, the Common Stock was held by approximately 7,700 shareholders and there were 29,463,390 shares of Common Stock outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under "Historical Data" on pages 14 and 15 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 to 21 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. Interest rate exposure is principally limited to the $283.4 million of long-term debt of the Company outstanding at December 31, 1998. Approximately one-quarter of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $350,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is either fixed rate debt or debt that has been essentially fixed through the use of interest rate swaps. The Company will from time to time enter into interest rate swaps on its debt, when it believes there is a clear financial advantage for doing so. A formalized treasury risk management policy, adopted by the Board of Directors, exists which describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

     The Company's foreign currency exchange rate risk is limited principally to the British Pound Sterling, German Mark, Dutch Guilder and other Western European currencies. The Company manages its foreign exchange risk principally through the invoicing of customers in the same currency as the source of the products. The implementation of the Euro currency as of January 1, 1999 is not expected to materially affect the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of IDEX, including the Notes thereto, together with the independent auditors' report thereon of Deloitte & Touche LLP on pages 22 to 34 of the 1998 Annual Report are incorporated herein by reference.

     During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Pursuant to SFAS No. 131, IDEX realigned its historical presentation of business segments into three reportable segments:
Pump Products, Dispensing Equipment and Other Engineered Products. As additional information, presented below is IDEX's unaudited quarterly group financial information for 1998 and 1997 reflecting the revised reporting structure.

                                IDEX CORPORATION
                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                                     1998(1)
                                         ----------------------------------------------------------------
                                          FIRST         SECOND        THIRD         FOURTH         FULL
                                         QUARTER       QUARTER       QUARTER       QUARTER         YEAR
                                         -------       -------       -------       -------         ----
                                                            (UNAUDITED)
                                         --------------------------------------------------
PUMP PRODUCTS
Net sales(2).........................    $ 94,471      $ 99,273      $ 93,049      $ 88,899      $375,692
Operating income(3)..................      20,625        19,623        17,962        16,602        74,812
Operating margin.....................        21.8%         19.8%         19.3%         18.7%         19.9%
Depreciation and amortization........    $  4,597      $  5,095      $  5,145      $  4,489      $ 19,326
Capital expenditures.................       2,236         2,920         1,344         2,152         8,652
DISPENSING EQUIPMENT
Net sales(2).........................    $ 29,973      $ 33,356      $ 30,759      $ 28,756      $122,844
Operating income(3)..................       5,333         7,417         6,009         3,724        22,483
Operating margin.....................        17.8%         22.2%         19.5%         13.0%         18.3%
Depreciation and amortization........    $  1,732      $  1,770      $  1,796      $  1,834      $  7,132
Capital expenditures.................         629         1,119         1,030         1,222         4,000
OTHER ENGINEERED PRODUCTS
Net sales(2).........................    $ 35,392      $ 37,320      $ 36,129      $ 35,163      $144,004
Operating income(3)..................       5,770         6,222         6,839         5,765        24,596
Operating margin.....................        16.3%         16.7%         18.9%         16.4%         17.1%
Depreciation and amortization........    $  1,569      $  1,578      $  1,589      $  1,539      $  6,275
Capital expenditures.................       1,463         1,397         1,404         1,064         5,328
COMPANY
Net sales............................    $159,084      $169,461      $159,406      $152,180      $640,131
Operating income.....................      28,392        30,443        27,517        23,191       109,543
Operating margin.....................        17.8%         18.0%         17.3%         15.2%         17.1%
Depreciation and amortization(4).....    $  7,963      $  8,500      $  8,588      $  7,884      $ 32,935
Capital expenditures.................       7,096         5,446         3,778         4,443        20,763

---------------
See page 9 for note explanations.

                                IDEX CORPORATION
                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                                     1997(5)
                                         ----------------------------------------------------------------
                                          FIRST         SECOND        THIRD         FOURTH         FULL
                                         QUARTER       QUARTER       QUARTER       QUARTER         YEAR
                                         -------       -------       -------       -------         ----
                                                            (UNAUDITED)
                                         --------------------------------------------------
PUMP PRODUCTS
Net sales(2).........................    $ 64,947      $ 65,612      $ 68,274      $ 67,085      $265,918
Operating income(3)..................      15,452        14,500        15,397        16,094        61,443
Operating margin.....................        23.8%         22.1%         22.6%         24.0%         23.1%
Depreciation and amortization........    $  2,624      $  2,708      $  2,654      $  2,207      $ 10,193
Capital expenditures.................       1,261         2,150         1,848         1,616         6,875
DISPENSING EQUIPMENT
Net sales(2).........................    $ 31,043      $ 35,527      $ 37,009      $ 34,623      $138,202
Operating income(3)..................       4,849         7,410         7,017         6,360        25,636
Operating margin.....................        15.6%         20.9%         19.0%         18.4%         18.5%
Depreciation and amortization........    $  1,690      $  1,860      $  1,756      $  1,786      $  7,092
Capital expenditures.................         789           577           515         1,119         3,000
OTHER ENGINEERED PRODUCTS
Net sales(2).........................    $ 35,904      $ 40,785      $ 37,773      $ 35,993      $150,455
Operating income(3)..................       6,008         6,884         6,912         6,622        26,426
Operating margin.....................        16.7%         16.9%         18.3%         18.4%         17.6%
Depreciation and amortization........    $  1,703      $  1,800      $  1,892      $  1,521      $  6,916
Capital expenditures.................         466           708           931         1,213         3,318
COMPANY
Net sales............................    $131,375      $141,976      $141,799      $137,013      $552,163
Operating income.....................      23,966        25,966        26,568        27,095       103,595
Operating margin.....................        18.2%         18.3%         18.7%         19.8%         18.8%
Depreciation and amortization(4).....    $  6,024      $  6,413      $  6,377      $  5,479      $ 24,293
Capital expenditures.................       2,521         3,709         3,347         3,985        13,562

---------------
(1) Includes acquisition of Gast Manufacturing (January 21, 1998), Knight Equipment (December 9, 1997) and Blagdon Pump (April 4, 1997) in the Pump Products Group.

(2) Group net sales include intersegment sales.

(3) Group operating income excludes unallocated corporate operating expenses.

(4) Excludes amortization of debt issuance expenses.

(5) Includes acquisition of Knight Equipment (December 9, 1997) and Blagdon Pump (April 4, 1997) in the Pump Products Group.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding the directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the 1999 Proxy Statement.

     Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this report under the caption "Executive Officers of the Registrant" on page 5.

     Certain information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the information set forth under "Compliance with Section 16(a) of the Exchange Act" in the 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding executive compensation is incorporated herein by reference to the materials under the caption "Compensation of Executive Officers" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference set forth under the caption "Security Ownership" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption "Certain Interests" in the 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. Financial Statements

    The following financial statements are incorporated herein by reference to the 1998 Annual Report.

                                                             1998 ANNUAL
                                                             REPORT PAGE
                                                             -----------
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................       22
Statements of Consolidated Operations for the Years Ended
  December 31, 1998, 1997 and 1996..........................       23
Statements of Consolidated Shareholders' Equity for the
  Years Ended December 31, 1998, 1997 and 1996..............       24
Statements of Consolidated Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..........................       25
Notes to Consolidated Financial Statements..................    26-33
Independent Auditors' Report................................       34

                                                                1998 FORM
                                                                10-K PAGE
    2. Financial Statement Schedule                             ---------
       (a) Independent Auditors' Report....................       12
       (b) Schedule II -- Valuation and Qualifying
             Accounts......................................       12
           All other schedules are omitted because they are
           not applicable, or not required, or because the
           required information is included in the
           Consolidated Financial Statements of IDEX or the
           Notes thereto.

    3. Exhibits

        The exhibits filed with this report are listed on the "Exhibit Index."

(B) Report on Form 8-K

     In a report on Form 8-K, dated December 21, 1998, and filed with the Securities Exchange Commission on December 21, 1998, the Company announced that Donald N. Boyce, Chairman and Chief Executive Officer, plans to retire as Chief Executive Officer as of March 31, 1999, but will remain as Chairman of the Company's Board of Directors. Mr. Boyce, 60, has been the Chief Executive Officer of IDEX since its founding in 1988 and was previously Chief Executive Officer of IDEX's predecessor, Houdaille Industries, Inc.

     Frank J. Hansen, 57, currently President and Chief Operating Officer, will be named President and Chief Executive Officer as of April 1, 1999. The position of Chief Operating Officer will remain unfilled for the present time. Mr. Hansen joined IDEX's Viking Pump business unit in 1975 and held several management positions there prior to being named President of Viking Pump in 1989. He became an IDEX Vice President-Group Executive in 1993, was named Senior Vice President-Operations in 1994, and assumed the positions of President and Chief Operating Officer in January 1998.

                          INDEPENDENT AUDITORS' REPORT

IDEX Corporation:

     We have audited the consolidated financial statements of IDEX Corporation and its Subsidiaries as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and have issued our report thereon, dated January 19, 1999: such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of IDEX Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth herein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
January 19, 1999

                       IDEX CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                  BALANCE       CHARGED TO                              BALANCE
                                                BEGINNING OF    COSTS AND     DEDUCTIONS                  END
                DESCRIPTION                         YEAR         EXPENSES        (1)        OTHER(2)    OF YEAR
                -----------                     ------------    ----------    ----------    --------    -------
                                                                        (IN THOUSANDS)
Year Ended December 31, 1998:
  Deducted From Assets To Which They Apply:
     Allowance for Doubtful Accounts........       $2,561         $  665        $1,060        $318      $2,484
Year Ended December 31, 1997:
  Deducted From Assets To Which They Apply:
     Allowance for Doubtful Accounts........        2,111          1,315         1,083         218       2,561
Year Ended December 31, 1996:
  Deducted From Assets To Which They Apply:
     Allowance for Doubtful Accounts........        1,820          1,302         1,325         314       2,111

---------------
(1) Represents uncollectible accounts, net of recoveries.

(2) Represents acquisition, translation and reclassification adjustments.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February, 1999.

                                          IDEX CORPORATION

                                          By     /s/ WAYNE P. SAYATOVIC
                                            ------------------------------------
                                                     Wayne P. Sayatovic
                                              Senior Vice President -- Finance
                                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              SIGNATURE                                     TITLE                              DATE
              ---------                                     -----                              ----

         /s/ DONALD N. BOYCE             Chairman of the Board, Chief Executive
------------------------------------     Officer (Principal Executive Officer) and
           Donald N. Boyce               Director                                        February 5, 1999

         /s/ FRANK J. HANSEN             President, Chief Operating Officer and
------------------------------------     Director
           Frank J. Hansen                                                               February 5, 1999

       /s/ WAYNE P. SAYATOVIC            Senior Vice President -- Finance and Chief
------------------------------------     Financial Officer (Principal Financial and
         Wayne P. Sayatovic              Accounting Officer)                             February 5, 1999

        /s/ RICHARD E. HEATH             Director
------------------------------------
          Richard E. Heath                                                               February 5, 1999

         /s/ HENRY R. KRAVIS             Director
------------------------------------
           Henry R. Kravis                                                               February 5, 1999

        /s/ WILLIAM H. LUERS             Director
------------------------------------
          William H. Luers                                                               February 5, 1999

         /s/ PAUL E. RAETHER             Director
------------------------------------
           Paul E. Raether                                                               February 5, 1999

       /s/ CLIFTON S. ROBBINS            Director
------------------------------------
         Clifton S. Robbins                                                              February 5, 1999

        /s/ GEORGE R. ROBERTS            Director
------------------------------------
          George R. Roberts                                                              February 5, 1999

        /s/ NEIL A. SPRINGER             Director
------------------------------------
          Neil A. Springer                                                               February 5, 1999

        /s/ MICHAEL T. TOKARZ            Director
------------------------------------
          Michael T. Tokarz                                                              February 5, 1999

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                              DESCRIPTION                           PAGE
  -------                             -----------                           ----
   2.1        Agreement and Plan of Merger between IDEX Corporation and
              Gast Acquisition Corporation dated January 7, 1998
              (incorporated by reference to Exhibit No. 2.1 to the IDEX
              Form 8-K/A dated January 21, 1998, and filed on February 6,
              1998, Commission File No. 1-10235)..........................
   3.1        Restated Certificate of Incorporation of IDEX (formerly HI,
              Inc.) (incorporated by reference to Exhibit No. 3.1 to the
              Registration Statement on Form S-1 of IDEX Corporation, et
              al., Registration No. 33-21205, as filed on April 21,
              1988).......................................................
   3.1(a)     Amendment to Restated Certificate of Incorporation of IDEX
              (formerly HI, Inc.) as amended (incorporated by reference to
              Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form
              10-Q for the quarter ended March 31, 1996, Commission File
              No. 1-10235)................................................
   3.2        Amended and Restated By-Laws of IDEX (incorporated by
              reference to Exhibit No. 3.2 to Post-Effective Amendment No.
              2 to the Registration Statement on Form S-1 of IDEX
              Corporation, et al., Registration No. 33-21205, as filed on
              July 17, 1989)..............................................
   3.2(a)     Amended and Restated Article III, Section 13 of the Amended
              and Restated By-Laws of IDEX (incorporated by reference to
              Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the
              Registration Statement on Form S-1 of IDEX Corporation, et
              al., Registration No. 33-21205, as filed on February 12,
              1990).......................................................
   4.1        Restated Certificate of Incorporation and By-laws of IDEX
              (filed as Exhibits No. 3.1 through No. 3.2(a))..............
   4.2        Indenture, dated as of February 23, 1998, between IDEX, and
              Norwest Bank Minnesota, National Association, as Trustee,
              relating to the 6 7/8% Senior Notes of IDEX due February 15,
              2008 (incorporated by reference to Exhibit No. 4.1 to the
              Current Report of IDEX on Form 8-K dated February 23, 1998,
              Commission File No. 1-10235)................................
   4.3        Specimen Senior Note of IDEX (incorporated by reference to
              Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K
              dated February 23, 1998, Commission File No. 1-10235).......
   4.4        Specimen Certificate of Common Stock (incorporated by
              reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX Corporation, et al., Registration No.
              33-42208, as filed on September 16, 1991)...................
   4.5        Third Amended and Restated Credit Agreement dated as of July
              17, 1996, among IDEX, Bank of America NT&SA, as Agent, and other financial institutions named therein (the 'Banks')
              (incorporated by reference to Exhibit No. 4.5 to the
              Quarterly Report of IDEX on Form 10-Q for the quarter ended
              June 30, 1996, Commission File No. 1-10235).................
   4.5(a)     First Amendment to the Third Amended and Restated Credit
              Agreement dated as of April 11, 1997 (incorporated by
              reference to Exhibit No. 4.5 (a) to the Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1998, Commission
              File No. 1-10235)...........................................
   4.5(b)     Second Amendment to the Third Amended and Restated Credit
              Agreement dated as of January 20, 1998 (incorporated by
              reference to Exhibit No. 4.5 (b) to the Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1998, Commission
              File No. 1-10235)...........................................

  EXHIBIT
  NUMBER                              DESCRIPTION                           PAGE
  -------                             -----------                           ----
   4.5(c)     Third Amendment to the Third Amended and Restated Credit
              Agreement dated as of February 9, 1998 (incorporated by
              reference to Exhibit No. 4.5 (c) to the Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1998, Commission
              File No. 1-10235)...........................................
   4.5(d)     Fourth Amendment to the Third Amended and Restated Credit
              Agreement dated as of April 3, 1998 (incorporated by
              reference to Exhibit No. 4.5 (d) to the Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1998, Commission
              File No. 1-10235)...........................................
**10.1        Amended and Restated Employment Agreement between IDEX
              Corporation and Donald N. Boyce, dated as of January 22,
              1988 (incorporated by reference to Exhibit No. 10.15 to
              Amendment No. 1 to the Registration Statement on Form S-1 of
              IDEX Corporation, Registration No. 33-28317, as filed on
              June 1, 1989)...............................................
**10.1(a)     First Amendment to the Amended and Restated Employment
              Agreement between IDEX Corporation and Donald N. Boyce,
              dated as of January 13, 1993 (incorporated by reference to
              Exhibit No. 10.5(a) to the Annual Report of IDEX on Form
              10-K for the year ending December 31, 1992, Commission File
              No. 1-10235)................................................
**10.1(b)     Second Amendment to the Amended and Restated Employment
              Agreement between IDEX Corporation and Donald N. Boyce,
              dated as of September 27, 1994 (incorporated by reference to
              Exhibit No. 10.5(b) to the Annual Report of IDEX on Form
              10-K for the year ending December 31, 1994, Commission File
              No. 1-10235)................................................
**10.1(c)     Third Amendment to the Amended and Restated Employment
              Agreement between IDEX Corporation and Donald N. Boyce,
              dated December 19, 1997 (incorporated by reference to
              Exhibit No. 10.1(c) to the Annual Report of IDEX on Form
              10-K for the year ending December 31, 1997, Commission File
              No. 1-10235)................................................
**10.2        Amended and Restated Employment Agreement between IDEX
              Corporation and Wayne P. Sayatovic, dated as of January 22,
              1988 (incorporated by reference to Exhibit No. 10.17 to
              Amendment No. 1 to the Registration Statement on Form S-1 of
              IDEX Corporation, Registration No. 33-28317, as filed on
              June 1, 1989)...............................................
**10.2(a)     First Amendment to the Amended and Restated Employment
              Agreement between IDEX Corporation and Wayne P. Sayatovic, dated as of January 13, 1993 (incorporated by reference to
              Exhibit No. 10.7(a) to the Annual Report of IDEX on Form
              10-K for the year ending December 31, 1992, Commission File
              No. 1-10235)................................................
**10.2(b)     Second Amendment to the Amended and Restated Employment
              Agreement between IDEX Corporation and Wayne P. Sayatovic, dated as of September 27, 1994 (incorporated by reference to
              Exhibit No. 10.6(b) to Amendment No. 1 to the Annual Report
              of IDEX on Form 10-K for the year ending December 31, 1994,
              Commission File No. 1-10235)................................
**10.3        Employment Agreement between IDEX Corporation and Frank J.
              Hansen dated as of August 1, 1994 (incorporated by reference to Exhibit No. 10.7 to the Quarterly Report of IDEX on Form
              10-Q for the quarter ended September 30, 1994, Commission
              File No. 1-10235)...........................................
**10.3(a)     First Amendment to the Employment Agreement between IDEX
              Corporation and Frank J. Hansen, dated as of September 27,
              1994 (incorporated by reference to Exhibit No. 10.7(a) to
              the Annual Report of IDEX on Form 10-K for the year ending
              December 31, 1994, Commission File No. 1-10235).............

  EXHIBIT
  NUMBER                              DESCRIPTION                           PAGE
  -------                             -----------                           ----
**10.3(b)     Amended and Restated Employment Agreement between IDEX
              Corporation and Frank J. Hansen, dated December 19, 1997
              (incorporated by reference to Exhibit No. 10.3(b) to the
              Annual Report of IDEX on Form 10-K for the year ending
              December 31, 1997, Commission File No. 1-10235).............
**10.3(c)*    Amended and Restated Employment Agreement between IDEX
              Corporation and Frank J. Hansen, dated December 23, 1998....
**10.4        Employment Agreement between IDEX Corporation and Jerry N.
              Derck dated as of September 27, 1994 (incorporated by
              reference to Exhibit No. 10.8 to the Annual Report of IDEX on Form 10-K for the fiscal year ending December 31, 1994,
              Commission File No. 1-10235)................................
**10.5        Management Incentive Compensation Plan (incorporated by
              reference to Exhibit No. 10.21 to Amendment No. 1 to the
              Registration Statement on Form S-1 of IDEX Corporation,
              Registration No. 33-28317, as filed on June 1, 1989)........
**10.5(a)     Amended Management Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.9(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996,
              Commission File No. 1-10235)................................
**10.6        Form of Indemnification Agreement (incorporated by reference to Exhibit No. 10.23 to the Registration Statement on Form
              S-1 of IDEX Corporation, Registration No. 33-28317, as filed on April 26, 1989)..........................................
**10.7        Form of Shareholder Purchase and Sale Agreement
              (incorporated by reference to Exhibit No. 10.24 to Amendment
              No. 1 to the Registration Statement on Form S-1 of IDEX
              Corporation, Registration No. 33-28317, as filed on June 1,
              1989).......................................................
**10.8        Revised Form of IDEX Corporation Stock Option Plan for
              Outside Directors (incorporated reference to Exhibit No.
              10.22 to Post-Effective Amendment No. 4 to the Registration
              Statement on Form S-1 of IDEX Corporation, et al.,
              Registration No. 33-21205, as filed on March 2, 1990).......
**10.9        Amendment to the IDEX Corporation Stock Option Plan for
              Outside Directors adopted by resolution to the Board of
              Directors dated as of January 28, 1992 (incorporated by
              reference to Exhibit No. 10.21(a) of the Annual Report of
              IDEX on Form 10-K for the year ended December 31, 1992,
              Commission File No. 10-10235)...............................
**10.10       Non-Qualified Stock Option Plan for Non-Officer Key
              Employees of IDEX Corporation (incorporated by reference to
              Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K
              for the year ended December 31, 1992, Commission File No.
              1-102351)...................................................
**10.10(a)    1996 Stock Plan for Non-Officer Key Employees of IDEX
              Corporation (incorporated by reference to Exhibit No. 4.5 to the Registration Statement on Form S-8 of IDEX, Registration
              No. 333-18643, as filed on December 23, 1996)...............
**10.11       Non-Qualified Stock Option Plan for Officers of IDEX
              Corporation (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended
              December 31, 1992, Commission File No. 1-102351)............
**10.12       IDEX Corporation Supplemental Executive Retirement Plan
              (incorporated by reference to Exhibit No. 10.17 to the
              Annual Report of IDEX on Form 10-K for the year ended
              December 31, 1992, Commission File No. 1-102351)............
**10.13       1996 Stock Plan for Officers of IDEX (incorporated by
              reference to Exhibit No. 4.4 to the Registration Statement on Form S-8 of IDEX Registration No. 333-18643, as filed on
              December 23, 1996)..........................................

  EXHIBIT
  NUMBER                              DESCRIPTION                           PAGE
  -------                             -----------                           ----
**10.14       Amended and Restated IDEX Corporation Directors Deferred
              Compensation Plan, as amended (incorporated by reference to
              Exhibit No. 4.6 to the Registration Statement on Form S-8 of
              IDEX Registration No. 333-18643, as filed on December 23,
              1996).......................................................
**10.14(a)    Second Amended and Restated IDEX Corporation Directors
              Deferred Compensation Plan, dated December 16, 1997
              (incorporated by reference to Exhibit No. 10.14(b) to the
              Annual Report of IDEX on Form 10-K for the year ending
              December 31, 1997, Commission File No. 1-10235).............
**10.15       IDEX Corporation 1996 Deferred Compensation Plan for
              Officers, as amended (incorporated by reference to Exhibit
              No. 4.8 to the Registration Statement on Form S-8 of IDEX,
              Registration No. 333-18643, as filed on December 23,
              1996).......................................................
**10.16       IDEX Corporation 1996 Deferred Compensation Plan for
              Non-Officer Presidents, as amended (incorporated by
              reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 of IDEX, Registrant No. 333-18643, as filed on
              December 23, 1996)..........................................
 *13          1998 Annual Report to Shareholders of IDEX..................
 *21          Subsidiaries of IDEX........................................
 *24          Consent of Deloitte & Touche LLP............................
 *27          Financial Data Schedule.....................................
              Revolving Credit Facility, dated as of September 29, 1995, between Dunja Verwaltungsgesellschaft GmbH and Bank of
              America NT & SA, Frankfurt Branch (a copy of the agreement will be furnished to the Commission upon request)...........

---------------
 * Filed herewith.

** Management contract or compensatory plan or agreement.