Form 10-Q
period 1999-03-31
IDEX CORP /DE/
filed 1999-05-07
CIK 832101

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

                    For the quarter ended March 31, 1999, or

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

                 Registrant's telephone number: (847) 498-7070

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No ___

     Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of April 30, 1999: 29,464,110.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................   $  3,865        $  2,721
  Receivables -- net........................................     91,461          86,006
  Inventories...............................................     97,484         101,201
  Other current assets......................................      7,318           5,972
                                                               --------        --------
          Total current assets..............................    200,128         195,900
Property, plant and equipment -- net........................    122,468         125,422
Intangible assets -- net....................................    354,251         360,810
Other noncurrent assets.....................................     13,490          13,679
                                                               --------        --------
          Total assets......................................   $690,337        $695,811
                                                               ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable....................................   $ 38,270        $ 39,521
  Dividends payable.........................................      4,125           4,125
  Accrued expenses..........................................     37,172          36,619
                                                               --------        --------
          Total current liabilities.........................     79,567          80,265
Long-term debt..............................................    269,908         283,410
Other noncurrent liabilities................................     46,482          46,099
                                                               --------        --------
          Total liabilities.................................    395,957         409,774
                                                               --------        --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares authorized: 1999 and 1998 -- 75,000,000
     Shares issued and outstanding: 1999 -- 29,463,390;
      1998 -- 29,466,416....................................        295             295
  Additional paid-in capital................................     96,110          96,064
  Retained earnings.........................................    203,260         195,465
  Minimum pension liability adjustment......................     (1,489)         (1,489)
  Accumulated translation adjustment........................     (3,698)         (4,298)
  Treasury stock............................................        (98)
                                                               --------        --------
          Total shareholders' equity........................    294,380         286,037
                                                               --------        --------
          Total liabilities and shareholders' equity........   $690,337        $695,811
                                                               ========        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                                   (UNAUDITED)
Net sales...................................................  $156,488    $159,084
Cost of sales...............................................    95,168      94,687
                                                              --------    --------
Gross profit................................................    61,320      64,397
Selling, general and administrative expenses................    34,981      33,425
Goodwill amortization.......................................     2,714       2,580
                                                              --------    --------
Operating income............................................    23,625      28,392
Other income -- net.........................................       120          82
                                                              --------    --------
Income before interest expense and income taxes.............    23,745      28,474
Interest expense............................................     4,518       6,073
                                                              --------    --------
Income before income taxes..................................    19,227      22,401
Provision for income taxes..................................     7,306       8,512
                                                              --------    --------
Income from continuing operations before extraordinary
  item......................................................    11,921      13,889
Income from discontinued operations, net of taxes...........                   818
Extraordinary loss from early extinguishment of debt, net of
  taxes.....................................................                (2,514)
                                                              --------    --------
Net income..................................................  $ 11,921    $ 12,193
                                                              ========    ========
Earnings Per Common Share -- Basic:
Continuing operations.......................................  $    .40    $    .47
Discontinued operations.....................................                   .04
Extraordinary loss from early extinguishment of debt........                  (.09)
                                                              --------    --------
Net income..................................................  $    .40    $    .42
                                                              ========    ========
Earnings Per Common Share -- Diluted:
Continuing operations.......................................  $    .40    $    .46
Discontinued operations.....................................                   .02
Extraordinary loss from early extinguishment of debt........                  (.08)
                                                              --------    --------
Net income..................................................  $    .40    $    .40
                                                              ========    ========
Share Data:
Weighted average common shares outstanding..................    29,464      29,267
Weighted average common shares outstanding assuming full
  dilution..................................................    29,880      30,207
                                                              ========    ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     COMMON
                                    STOCK &                 MINIMUM
                                   ADDITIONAL               PENSION     ACCUMULATED                  TOTAL
                                    PAID-IN     RETAINED   LIABILITY    TRANSLATION   TREASURY   SHAREHOLDERS'
                                    CAPITAL     EARNINGS   ADJUSTMENT   ADJUSTMENT     STOCK        EQUITY
                                   ----------   --------   ----------   -----------   --------   -------------
Balance, December 31, 1998.......   $96,359     $195,465    $(1,489)      $(4,298)      $ --       $286,037
                                    -------     --------    -------       -------       ----       --------
Net income.......................                 11,921                                             11,921
Unrealized translation
  adjustment.....................                                             600                       600
                                                                                                   --------
  Comprehensive income...........                                                                    12,521
Issuance of 1,474 shares of
  common stock from exercise of
  stock options..................        46                                                              46
Purchase of common stock.........                                                        (98)           (98)
Cash dividends declared on common
  stock ($.14 per share).........                 (4,126)                                            (4,126)
                                    -------     --------    -------       -------       ----       --------
Balance, March 31, 1999
  (unaudited)....................   $96,405     $203,260    $(1,489)      $(3,698)      $(98)      $294,380
                                    =======     ========    =======       =======       ====       ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                ---------------------
                                                                  1999        1998
                                                                --------    ---------
                                                                     (UNAUDITED)
Cash flows from operating activities:
Income from continuing operations...........................    $ 11,921    $  13,889
Adjustments to reconcile to net cash provided by continuing
  operations:
  Depreciation and amortization.............................       5,352        5,013
  Amortization of intangibles...............................       3,063        2,950
  Amortization of debt issuance expenses....................         139          162
  Deferred income taxes.....................................        (141)         (85)
  Increase in receivables...................................      (5,455)      (3,423)
  Decrease (increase) in inventories........................       3,717       (1,190)
  (Decrease) increase in trade accounts payable.............      (1,251)         230
  Increase (decrease) in accrued expenses...................         553       (7,544)
  Other transactions -- net.................................      (1,016)         717
                                                                --------    ---------
Net cash provided by continuing operations..................      16,882       10,719
Net cash provided by discontinued operations................                      475
                                                                --------    ---------
     Net cash flows from operating activities...............      16,882       11,194
                                                                --------    ---------
Cash flows from investing activities:
  Additions to property, plant and equipment................      (4,104)      (7,096)
  Acquisition of business (net of cash acquired)............                 (118,088)
                                                                --------    ---------
     Net cash flows from investing activities...............      (4,104)    (125,184)
                                                                --------    ---------
Cash flows from financing activities:
  Net repayments under the credit agreements................      (4,758)     (75,088)
  Borrowing under credit agreements for acquisition.........                  118,088
  Proceeds from issuance of 6.875% Senior Notes.............                  150,000
  Repayment of 9.75% Senior Subordinated Notes..............                  (75,000)
  Financing payments........................................                   (4,375)
  Decrease in accrued interest..............................      (2,689)      (1,097)
  Dividends paid............................................      (4,126)      (3,949)
  Proceeds from stock option exercises......................          37          397
  Purchase of common stock..................................         (98)
                                                                --------    ---------
     Net cash flows from financing activities...............     (11,634)     108,976
                                                                --------    ---------
Net increase (decrease) in cash.............................       1,144       (5,014)
Cash and cash equivalents at beginning of year..............       2,721       11,771
                                                                --------    ---------
Cash and cash equivalents at end of period..................    $  3,865    $   6,757
                                                                ========    =========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
  Interest..................................................    $  7,136    $   7,079
  Income taxes..............................................       2,793        7,018

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

     IDEX Corporation ("IDEX" or the "Company") is a manufacturer of a broad range of proprietary pump products, dispensing equipment and other engineered products sold to a diverse customer base in a variety of industries in the U.S. and internationally. The Company believes that each of its principal business units holds the number-one or number-two market share position in that unit's niche market. IDEX believes that its consistent financial performance has been attributable to the manufacture of quality proprietary products designed and engineered by the Company and sold to a wide range of customers, coupled with its ability to identify and successfully integrate strategic acquisitions. IDEX consists of three reportable business segments: Pump Products, Dispensing Equipment and Other Engineered Products.

     The Pump Products Group manufactures engineered industrial pumps and related controls. The Group's complementary lines of specialized positive displacement pumps and related products include rotary gear, vane and lobe pumps, vacuum pumps, air-operated diaphragm pumps, miniature magnetically and electromagnetically driven pumps, and diaphragm and peristaltic metering pumps. These products are used for a wide range of process applications, including moving chemicals, paints, inks, foods, lubricants and fuels, as well as in medical applications, water treatment and industrial production operations.

     The Dispensing Equipment Group manufactures highly engineered equipment for dispensing, metering and mixing tints, colorants, paints, inks and dyes, and centralized lubrication systems. This equipment is used in a wide array of industries around the world, such as paints and coatings, machinery and transportation equipment.

     The Other Engineered Products Group manufactures proprietary equipment, including engineered banding and clamping devices, fire fighting pumps and rescue tools. These products are used in a broad range of industrial and commercial markets, including fire and rescue, transportation equipment, oil and gas, electronics, communications, traffic and commercial signs.

     Information about to the operations of IDEX in different business segments follows based on the nature of products and services offered. The Company's basis of segmentation and basis of segment profit measurement during the quarter ended March 31, 1999, are the same as those set forth under "Business Segments and Geographic Information" on pages 30 and 31 of the 1998 Annual Report. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                       IDEX CORPORATION AND SUBSIDIARIES

                                                             FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                          --------------------------
                                                             1999           1998
                                                          -----------    -----------
                                                          (IN THOUSANDS - UNAUDITED)
Net sales
  Pump Products
     From external customers............................   $ 93,661       $ 93,738
     Intersegment sales.................................        647            733
                                                           --------       --------
          Total group sales.............................     94,308         94,471
                                                           --------       --------
  Dispensing Equipment
     From external customers............................     26,259         29,954
     Intersegment sales.................................                        19
                                                           --------       --------
          Total group sales.............................     26,259         29,973
                                                           --------       --------
  Other Engineered Products
     From external customers............................     36,568         35,392
     Intersegment sales.................................          1
                                                           --------       --------
          Total group sales.............................     36,569         35,392
                                                           --------       --------
  Intersegment elimination..............................       (648)          (752)
                                                           --------       --------
          Total net sales...............................   $156,488       $159,084
                                                           ========       ========
Operating income
  Pump Products.........................................   $ 17,253       $ 20,625
  Dispensing Equipment..................................      3,676          5,333
  Other Engineered Products.............................      6,315          5,770
  Corporate Office and Other............................     (3,619)        (3,336)
                                                           --------       --------
          Total operating income........................   $ 23,625       $ 28,392
                                                           ========       ========

2. ACQUISITION

     On January 21, 1998, IDEX completed the acquisition of Gast Manufacturing Corporation (Gast) for a cash purchase price of $118 million, with financing provided by borrowings under the Company's U.S. bank credit facilities. Gast, headquartered in Benton Harbor, Michigan, is one of the world's leading manufacturers of its type of air-moving equipment.

     The acquisition, which was an addition to the Pump Products Group, was accounted for as a purchase, and operating results include the acquisition from the date of purchase. The excess of the acquisition purchase price over the fair market value of net assets acquired is being amortized on a straight-line basis over a period not exceeding 40 years. The unaudited pro forma consolidated results of operations for the three months ended March 31, 1998, reflecting the allocation of the purchase price and the related financing of the transaction are as follows, assuming that the acquisition had occurred at the beginning of the period (in thousands except per share amounts):

                       IDEX CORPORATION AND SUBSIDIARIES

                                                                 1998
                                                              -----------
                                                              (UNAUDITED)
Net sales...................................................   $165,278
Income from continuing operations before extraordinary
  item......................................................     13,787
Net income..................................................     12,091
Basic EPS
  Continuing operations.....................................        .47
  Net income................................................        .41
Diluted EPS
  Continuing operations.....................................        .46
  Net income................................................        .40

3. DISCONTINUED OPERATIONS

     In December 1997 IDEX announced its intention to divest its Strippit and Vibratech businesses. The Company completed the sale of Vibratech on June 9, 1998, for $23.0 million in cash, and the sale of Strippit on August 25, 1998, for $19.5 million in cash and notes. Revenues from discontinued operations for the first quarter of 1998 amounted to $19.9 million. Interest expense of $0.1 million for the first quarter of 1998 was allocated to these operations based on their acquisition debt, less repayments generated from operating cash flows that could be specifically attributed to these operations.

4. EXTRAORDINARY ITEM

     During the first quarter of 1998, the Company retired, at a premium, its 9 3/4% $75 million Senior Subordinated Notes due in 2002. The transaction resulted in an extraordinary loss of $2.5 million, net of an income tax benefit of $1.5 million.

5. EARNINGS PER COMMON SHARE

     Earnings per common share (EPS) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the year. Common stock equivalents consist of stock options and have been included in the calculation of weighted average shares outstanding using the treasury stock method. Basic weighted average shares reconciles to fully diluted weighted average shares as follows (in thousands):

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                               1999           1998
                                                              ------         ------
                                                                   (UNAUDITED)
Basic weighted average common shares outstanding...........   29,464         29,267
Dilutive effect of stock options...........................      416            940
                                                              ------         ------
Weighted average common shares outstanding assuming full
  dilution.................................................   29,880         30,207
                                                              ======         ======

                       IDEX CORPORATION AND SUBSIDIARIES

6. INVENTORIES

     The components of inventories as of March 31, 1999, and December 31, 1998, were (in thousands):

                                                      MARCH 31,    DECEMBER 31,
                                                        1999           1998
                                                     -----------   ------------
                                                     (UNAUDITED)
Raw materials and supplies.........................    $25,504       $ 27,361
Work in process....................................     14,565         13,904
Finished goods.....................................     57,415         59,936
                                                       -------       --------
          Total....................................    $97,484       $101,201
                                                       =======       ========

     Those inventories which were carried on a LIFO basis amounted to $77,949 and $81,317 at March 31, 1999, and December 31, 1998, respectively. The excess of current cost over LIFO inventory value and the impact of using the LIFO method on earnings are not material.

7. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at March 31, 1999, and December 31, 1998.

8. RECLASSIFICATIONS

     Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Historical Overview and Outlook

     IDEX sells a broad range of proprietary pump products, dispensing equipment and other engineered products to a diverse customer base in the United States and internationally. Accordingly, IDEX's businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where its products are sold and by the relationship of the U.S. dollar to other currencies. Among the factors that influence the demand for IDEX's products are interest rates, levels of capacity utilization and capital spending in certain industries, and overall industrial activity.

     IDEX has a history of above-average operating margins. The Company's operating margins are affected by, among other things, utilization of facilities as sales volumes change, and inclusion of newly acquired businesses, which may have lower margins and whose margins are normally further reduced by purchase accounting adjustments.

     IDEX's orders, sales, income from continuing operations and earnings per share from continuing operations for the three months ended March 31, 1999, were below last year's levels by 1%, 2%, 14% and 13%, respectively. New orders totaled $165.9 million in the first quarter of 1999, a 13% improvement from the fourth quarter of 1998 and within 1% of the record order level achieved in the first quarter of last year. As a result, order backlog rose more than $9 million during the three months ended March 31, 1999, the first increase in the last year. IDEX continues to operate with a relatively low backlog of unfilled orders of about 1 1/3 months' sales. This customarily low level of backlog allows the Company to provide excellent customer service but also means that changes in orders are felt quickly in operating results.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. The slow rate of growth in 1998 in the U.S. economy and many other economies in which IDEX sells its products continued into 1999. While the Company has strong market positions, and emphasizes new product development and sales opportunities worldwide, it is not able to escape the soft economic conditions that affect most manufacturing companies. However, the Company does not sell the more cyclical, higher-ticket capital goods, has high margins and strong cash flow, and thus should not face severe financial pressure in an economic downturn. At the beginning of 1999, IDEX recognized that uncertainties existed in the economies of the world and in some of the markets it serves. IDEX anticipated a slow start to the year and knew comparisons for the first half of 1999 would be difficult. The Company currently is seeing a general improvement in the industrial economy, but lingering weakness in some of the process industries that it serves. Backlogs were up from December 31, 1998, in all business segments, with the largest increases occurring in the Dispensing Equipment and Pump Products Groups. IDEX continues to believe the situation will improve as the year progresses and, barring unforeseen circumstances, expects that orders, sales, income from continuing operations and earnings per share in 1999 will exceed comparable 1998 levels. Several factors should contribute to our 1999 earnings growth: the increased order pace; reducing our backlog build with added sales in the second and third quarters; continuing to emphasize new product development, stringent cost controls and margin improvements at recently acquired businesses; and using the Company's strong cash flow to cut debt and interest expense.

  Cautionary Statement Under the Private Securities Litigation Reform Act

     The preceding paragraph and the "Liquidity and Capital Resources" and "Year 2000" sections of this management's discussion and analysis of IDEX's operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements relate to, among other things, capital expenditures, cost reduction, cash flow and operating improvements, and are indicated by words such as "anticipate," "estimate," "expects," "plans," "projects," "should," "will," "management believes," "the Company intends" and similar words or phrases. Such statements are subject to inherent uncertainties and risks that could cause actual results to vary materially from suggested results, including but not limited to the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company's results, particularly in light of the low levels of order backlogs typically maintained by the Company; IDEX's ability to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of IDEX's capacity and the effect of capacity utilization on costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on page 11 and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of three reportable business segments: Pump Products, Dispensing Equipment and Other Engineered Products.

PERFORMANCE IN THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE SAME PERIOD OF 1998

     Net sales for the three months ended March 31, 1999, were $156.5 million, a decrease of 2% from the sales of $159.1 million for the first quarter of 1998. Net income from continuing operations for the quarter amounted to $11.9 million, 14% lower than the $13.9 million earned in last year's first quarter. Diluted earnings per share from continuing operations were 40 cents versus 46 cents in the same quarter last year.

     New orders from continuing operations totaled $165.9 million and exceeded shipments by more than $9 million in the first quarter of 1999. The Company ended the first quarter with a typical unfilled orders backlog of about 1 1/3 months' sales.

     In the first quarter of 1999, the Pump Products Group contributed 60% of sales and 63% of operating income, the Dispensing Equipment Group accounted for 17% of sales and 14% of operating income, and the Other Engineered Products Group represented 23% of both sales and operating income. The inclusion of Gast, acquired on January 21, 1998, for a full quarter of 1999 added 4% to the quarterly sales growth but was offset by a 6% decline in base business activity. International sales were 37% of total sales in the first quarter of 1999, down from 40% in last year's first quarter. A portion of this reduction came from including Gast for a full quarter in 1999, which only has about 20% of its sales outside of the United States. Certain international markets, particularly Europe and Latin America, experienced softer economic conditions this quarter compared to the first quarter of last year, which also contributed to the reduction in the international sales. Partially offsetting this international decline were shipments to Asia, which were about 5% higher than either the first or fourth quarters of 1998. Compared to the first quarter of last year, total domestic sales increased 2%, while international sales declined 8%.

     Pump Products Group sales of $94.3 million for the three months ended March 31, 1999, were essentially equal to the sales of $94.5 million in same period of 1998. The inclusion of Gast for a full quarter of 1999 added 8% to the quarterly sales growth but was offset by a decline in base business activity of the Pump Products Group. Sales to customers outside the U.S. declined to 30% of total sales in the first quarter of 1999 from 32% in 1998, principally due to the inclusion of Gast for the full first quarter of 1999.

     Dispensing Equipment Group sales of $26.3 million decreased by $3.7 million, or 12%, in the first quarter of 1999 compared with last year's first quarter principally due to lower sales volume in certain international markets, particularly Europe and Latin America. As a result of the decrease in international sales, shipments to customers outside the U.S. decreased to 40% of total Dispensing Equipment Group sales in the first quarter of 1999, down from 44% in the first quarter of 1998.

     Other Engineered Products Group sales of $36.6 million increased by $1.2 million, or 3%, in the first quarter of 1999 compared with 1998. The increase principally reflected higher sales in the U.S. fire and rescue markets. As a result of the strengthening in U.S. sales, international sales were 52% of total group sales in the first quarter of 1999, down from 54% in same quarter of 1998.

                       IDEX CORPORATION AND SUBSIDIARIES

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                1999       1998(1)
                                                              ---------   ---------
                                                                   (UNAUDITED)
Pump Products Group
  Net sales (2).............................................  $ 94,308    $ 94,471
  Operating income (3)......................................    17,253      20,625
  Operating margin..........................................      18.3%       21.8%
  Depreciation and amortization.............................  $  4,909    $  4,597
  Capital expenditures......................................     1,863       2,236
Dispensing Equipment Group
  Net sales (2).............................................  $ 26,259    $ 29,973
  Operating income (3)......................................     3,676       5,333
  Operating margin..........................................      14.0%       17.8%
  Depreciation and amortization.............................  $  1,699    $  1,732
  Capital expenditures......................................     1,197         629
Other Engineered Products Group
  Net sales (2).............................................  $ 36,569    $ 35,392
  Operating income (3)......................................     6,315       5,770
  Operating margin..........................................      17.3%       16.3%
  Depreciation and amortization.............................  $  1,729    $  1,569
  Capital expenditures......................................     1,017       1,463
Company
  Net sales.................................................  $156,488    $159,084
  Operating income..........................................    23,625      28,392
  Operating margin..........................................      15.1%       17.8%
  Depreciation and amortization (4).........................  $  8,415    $  7,963
  Capital expenditures......................................     4,104       7,096

-------------------------
1) Includes acquisition of Gast Manufacturing (January 21, 1998) from date of purchase.

2) Group net sales include intersegment sales.

3) Group operating income excludes net unallocated corporate operating expenses.

4) Excludes amortization of debt issuance expenses.

     Gross profit of $61.3 million in the first quarter of 1999 decreased by $3.1 million, or 5%, from 1998. Gross profit as a percent of sales was 39.2% in 1999, down from 40.5% in 1998. The year-over-year decrease in gross profit primarily reflects lower sales volume. The decrease in gross profit margins was caused primarily by sales mix with a greater portion of sales in the first quarter of 1999 coming from recent acquisitions whose gross margins are lower than the existing base businesses. Selling, general and administrative expenses increased to $35.0 million in 1999 from $33.4 million in 1998, and as a percent of net sales, increased to 22.4% from 21.0% in 1998 principally due to lower sales volume of the base businesses and including a full quarter of Gast expenses in the current year. Goodwill amortization expense increased by 5% to $2.7 million in the first quarter of 1999 primarily due to the inclusion of Gast for the full quarter in 1999. As a percent of sales, goodwill amortization expense remained flat at about 2% for both periods.

     Operating income decreased by $4.8 million, or 17%, to $23.6 million in 1999 from $28.4 million in 1998. Operating income as a percent of sales decreased to 15.1% in 1999 from 17.8% in 1998. In the Pump Products Group, operating income of $17.3 million and operating margin of 18.3% in 1999 compared to the $20.6 million and 21.8% in 1998. The declines in operating income and margins for the Company and the Pump Products Group were primarily caused by having a greater portion of sales in the first quarter of 1999 coming from Gast, whose operating margin is lower than the base businesses. Lower sales volume was also a factor in the operating margin decline. The Dispensing Equipment Group operating income of $3.7 million and operating margin of 14.0% compared to $5.3 million and 17.8% achieved in 1998. The decrease in operating income and margin resulted from lower sales volume. Operating income in the Other Engineered Products Group of $6.3 million and operating margin of 17.3% in 1999 increased from $5.8 million and 16.3% achieved in 1998, principally due to higher sales volume.

     Interest expense decreased to $4.5 million in the first quarter of 1999 from $6.1 million in 1998 because of debt reductions from operating cash flow, the proceeds from the sale of discontinued businesses during 1998, and lower interest rates.

     The provision for income taxes decreased to $7.3 million in 1999 from $8.5 million in 1998. The effective tax rate was 38.0% in the first quarters of 1999 and 1998.

     Income from continuing operations of $11.9 million in 1999 was 14% lower than income of $13.9 million in 1998. Diluted earnings per share from continuing operations amounted to 40 cents per share in 1999, a decrease of 6 cents per share, or 13%, from the 46 cents achieved in 1998.

     During the first quarter of 1998, the Company recorded income of $0.8 million, or 2 cents per share, from discontinued operations. The Company completed the sale of Vibratech on June 9, 1998, and the sale of Strippit on August 25, 1998.

     In the first quarter of 1998, the Company retired, at a premium, its 9 3/4% $75 million Senior Subordinated Notes due in 2002. The transaction resulted in an extraordinary charge of $2.5 million, net of an income tax benefit.

     Total net income of $11.9 million in the first quarter of 1999 was 2% lower than net income of $12.2 million in 1998. Diluted earnings per share on a net income basis were 40 cents per share in the first quarter of 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, IDEX's working capital was $120.6 million and its current ratio was 2.5 to 1. The Company's cash flow from continuing operations increased by $6.2 million in 1999 to $16.9 million. The improvement in cash flow principally resulted from lower working capital requirements partially offset by lower income from continuing operations. Cash from discontinued operations decreased $0.5 million as a result of selling the discontinued operations during 1998.

     Cash flow provided by operations was more than adequate to fund capital expenditures of $4.1 million and $7.1 million in 1999 and 1998, respectively. The majority of capital expenditures was for machinery and equipment that improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample production capacity to meet expected needs for future growth.

     At March 31, 1999, the maximum amount available under the U.S. Credit Agreement was $235 million, of which $80.1 million was borrowed, including an 82 million Netherlands guilder borrowing ($40.1 million), which provides an economic hedge against the net investment in Fluid Management's Netherlands operation. The availability under this facility declines in stages commencing July 1, 1999, to $185 million on July 1, 2000. Any amount outstanding at July 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin. At March 31, 1999, the applicable margin was 35 basis points. The Company also pays a facility fee of 15 basis points on the total facility. The Company also has a $15 million demand line of credit available for short-term borrowing requirements at the bank's reference rate or at an optional rate based on the bank's cost of funds. At March 31, 1999, the Company had $3 million borrowed under this short-term line of credit at an interest rate of 5.1% per annum.

     At March 31, 1999, the maximum amount available under the Company's German credit agreement was 52.5 million marks ($28.9 million), of which 52 million marks ($28.6 million) was being used, which provides an economic hedge against the net investment in the Company's Lukas subsidiary. The availability under this agreement declines to 37 million marks at November 1, 2000. Any amount outstanding at November 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus an applicable margin. At March 31, 1999, the applicable margin was 62.5 basis points.

     On October 20, 1998, IDEX's Board of Directors authorized the repurchase of up to 1.5 million shares of common stock either at market prices or on a negotiated basis as market conditions warrant, which will be funded with borrowings under the Company's existing lines of credit. During the first quarter of 1999, 4,500 shares had been repurchased under the program.

     IDEX believes it will generate sufficient cash flow from operations in 1999 to meet its operating requirements, interest and scheduled amortization payments under the U.S. Credit Agreement, demand line and the German credit agreement, interest and principal payments on the Senior Notes, any share repurchases, approximately $25 million of planned capital expenditures, and approximately $17 million of annual dividend payments to holders of common stock. From commencement of operations in January 1988 until March 31, 1999, IDEX has borrowed $578 million under its various credit agreements to complete 13 acquisitions. During this same period IDEX generated, principally from operations, cash flow of $477 million to reduce its indebtedness. In the event that suitable businesses are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

YEAR 2000

     IDEX initiated a Year 2000 compliance program in late 1996 to ensure that its information systems and other date-sensitive equipment continue an uninterrupted transition into the Year 2000. The Company is currently in the final phases of correcting systems with identified deficiencies and is performing the final validation testing of its Year 2000 compliance program. IDEX currently believes all essential processes, systems and business functions will comply with the Year 2000 requirements by the middle of 1999. While IDEX does not expect that the consequences of any unsuccessful modifications would significantly affect the financial position, liquidity or results of operations, there can be no assurance that failure to be fully compliant by 2000 would not have an impact on the Company.

     The Company is also surveying critical suppliers and customers to ensure that their systems will be Year 2000 compliant and anticipates this survey will be complete by mid-1999. While the failure of a single third party to timely achieve Year 2000 compliance should not have a material adverse effect on IDEX's results of operations in a particular period, the failure of several key third parties to achieve such compliance could have such an effect. IDEX will develop contingency plans by mid-1999 to alter business relationships in the event certain third parties fail to become Year 2000 compliant.

     The cost of IDEX's Year 2000 transition program is being funded with cash flows from operations. Some of the cost relates solely to the modification of existing systems, while some is for new systems, that will improve business functionality. In total, the cost is not expected to be substantially different from the normal recurring cost incurred for system development and implementation, in part due to the reallocation of internal resources to implement the new business systems. Expenditures related to this program are projected to total $6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $269.9 million of long-term debt of the Company outstanding at March 31, 1999. Approximately one-quarter of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $325,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is either fixed rate debt or debt that has been essentially fixed through the use of interest rate swaps. The Company will from time to time enter into interest rate swaps on its debt when it believes there is a clear financial advantage for doing so. A formalized treasury risk management policy adopted by the Board of Directors exists that describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes, and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

     The Company's foreign currency exchange rate risk is limited principally to the British Pound, German Mark, Dutch Guilder, Euro and other Western European currencies. The Company manages its foreign exchange risk principally through the invoicing of its customers in the same currency as the source of the products.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  None.

ITEM 2. CHANGES IN SECURITIES.  Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Shareholders' Meeting on Tuesday, March 23, 1999. At the Annual Meeting, shareholders elected three directors to serve three-year terms on the Board of Directors of IDEX Corporation. The following persons received a majority of votes cast for Class I directors:

                         DIRECTOR                              FOR       WITHHELD
                         --------                           ----------   --------
Donald N. Boyce...........................................  27,016,980   149,403
Richard E. Heath..........................................  27,016,980   149,403
Henry R. Kravis...........................................  26,767,299   399,084

     Additionally, shareholders voted on the following matter:

       A proposal to appoint Deloitte & Touche LLP as auditors of IDEX Corporation received a majority of the votes cast, specifically as stated:

Affirmative Votes...........................................  27,142,354
Negative Votes..............................................      15,053
Abstentions.................................................       8,975
Broker Nonvotes.............................................           0

ITEM 5. OTHER INFORMATION.  None.

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

May 7, 1999

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION                           PAGE
 -------                            -----------                           ----
   3.1      Restated Certificate of Incorporation of IDEX (formerly HI,
            Inc.) (incorporated by reference to Exhibit No. 3.1 to the
            Registration Statement on Form S-1 of IDEX Corporation, et
            al., Registration No. 33-21205, as filed on April 21,
            1988).......................................................
   3.1(a)   Amendment to Restated Certificate of Incorporation of IDEX
            (formerly HI, Inc.), as amended (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
            Form 10-Q for the quarter ended March 31, 1996, commission
            File No. 1-10235)...........................................
   3.2      Amended and Restated By-Laws of IDEX (incorporated by
            reference to Exhibit No. 3.2 to Post-Effective Amendment No.
            2 to the Registration Statement on Form S-1 of IDEX
            Corporation, et al., Registration No. 33-21205, as filed on
            July 17, 1989)..............................................
   3.2(a)   Amended and Restated Article III, Section 13 of the Amended
            and Restated By-Laws of IDEX (incorporated by reference to
            Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the
            Registration Statement on Form S-1 of IDEX Corporation, et
            al., Registration No. 33-21205, as filed on February 12,
            1990).......................................................
   4.1      Restated Certificate of Incorporation and By-Laws of IDEX
            (filed as Exhibits No. 3.1 through 3.2(a))..................
   4.2      Indenture, dated as of February 23, 1998, between IDEX, and
            Norwest Bank Minnesota, National Association, as Trustee,
            relating to the 6 7/8% of Senior Notes of IDEX due February
            15, 2008 (incorporated by reference to Exhibit No. 4.1 to
            the Current Report of IDEX on Form 8-K dated February 23,
            1998, Commission File No. 1-10235)..........................
   4.3      Specimen Senior Note of IDEX (incorporated by reference to
            Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K
            dated February 23, 1998, Commission File No. 1-10235).......
   4.4      Specimen Certificate of Common Stock (incorporated by
            reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX Corporation, et al., Registration No.
            33-42208, as filed on September 16, 1991)...................
   4.5      Third Amended and Restated Credit Agreement dated as of July
            17, 1996, among IDEX, Bank of America NT&SA, as Agent, and other financial institutions named therein (the "Banks")
            (incorporated by reference to Exhibit No. 4.5 to the
            Quarterly Report of IDEX on Form 10-Q for the quarter ended
            June 30, 1996, Commission File No. 1-10235).................
   4.5(a)   First Amendment to the Third Amended and Restated Credit
            Agreement dated as of April 11, 1997 (incorporated by
            reference to Exhibit 4.5(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1998, Commission file No. 1-10235)...........................................
   4.5(b)   Second Amendment to the Third Amended and Restated Credit
            Agreement dated as of January 20, 1998 (incorporated by
            reference to Exhibit 4.5(b) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1998, Commission
            File No. 1-10235)...........................................
   4.5(c)   Third Amendment to the Third Amended and Restated Credit
            Agreement dated as of February 9, 1998 (incorporated by
            reference to Exhibit 4.5(c) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1998, Commission file No. 1-10235)...........................................
   4.5(d)   Fourth Amendment to the Third Amended and Restated Credit
            Agreement dated as of April 3, 1998 (incorporated by
            reference to Exhibit 4.5(d) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1998, Commission
            File No. 1-10235)...........................................
 *10.1      Consulting Agreement between IDEX Corporation and Donald N.
            Boyce, dated March 31, 1999.................................
 *27        Financial Data Schedule.....................................

-------------------------
 * Filed herewith