Form 10-Q
period 1999-06-30
IDEX CORP /DE/
filed 1999-08-11
CIK 832101

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

                      FOR THE QUARTER ENDED JUNE 30, 1999

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 1-10235

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

                         Yes  X                No ____

     Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of July 30, 1999: 29,571,685.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                JUNE 30,      DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................    $  7,012        $  2,721
  Receivables - net.........................................     107,958          86,006
  Inventories...............................................     107,335         101,201
  Other current assets......................................       7,505           5,972
                                                                --------        --------
          Total current assets..............................     229,810         195,900
Property, plant and equipment - net.........................     131,665         125,422
Intangible assets - net.....................................     392,192         360,810
Other noncurrent assets.....................................      10,233          13,679
                                                                --------        --------
          Total assets......................................    $763,900        $695,811
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable....................................    $ 45,876        $ 39,521
  Dividends payable.........................................       4,144           4,125
  Accrued expenses..........................................      38,483          36,619
                                                                --------        --------
          Total current liabilities.........................      88,503          80,265
Long-term debt..............................................     318,757         283,410
Other noncurrent liabilities................................      50,054          46,099
                                                                --------        --------
          Total liabilities.................................     457,314         409,774
                                                                --------        --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares authorized: 1999 and 1998 - 75,000,000
     Shares issued and outstanding: 1999 - 29,553,125; 1998
      - 29,466,416..........................................         296             295
  Additional paid-in capital................................      97,966          96,064
  Retained earnings.........................................     213,237         195,465
  Minimum pension liability adjustment......................      (1,489)         (1,489)
  Accumulated translation adjustment........................      (3,326)         (4,298)
  Treasury stock............................................         (98)
                                                                --------        --------
          Total shareholders' equity........................     306,586         286,037
                                                                --------        --------
          Total liabilities and shareholders' equity........    $763,900        $695,811
                                                                ========        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                     ----------------------      ----------------------
                                                       1999          1998          1999          1998
                                                     --------      --------      --------      --------
                                                          (UNAUDITED)                 (UNAUDITED)
Net sales..........................................  $161,484      $169,461      $317,972      $328,545
Cost of sales......................................    96,754       102,126       191,922       196,813
                                                     --------      --------      --------      --------
Gross profit.......................................    64,730        67,335       126,050       131,732
Selling, general and administrative expenses.......    35,018        34,203        69,999        67,628
Goodwill amortization..............................     2,704         2,689         5,418         5,269
                                                     --------      --------      --------      --------
Operating income...................................    27,008        30,443        50,633        58,835
Other income (expense) -- net......................       114           (50)          234            32
                                                     --------      --------      --------      --------
Income before interest expense and income taxes....    27,122        30,393        50,867        58,867
Interest expense...................................     4,345         5,961         8,863        12,034
                                                     --------      --------      --------      --------
Income before income taxes.........................    22,777        24,432        42,004        46,833
Provision for income taxes.........................     8,656         9,288        15,962        17,800
                                                     --------      --------      --------      --------
Income from continuing operations before
  extraordinary item...............................    14,121        15,144        26,042        29,033
                                                     --------      --------      --------      --------
Discontinued operations:
Income from discontinued operations, net of
  taxes............................................                     384                       1,202
Gain on sale of discontinued operations, net of
  taxes............................................                   8,386                       8,386
                                                     --------      --------      --------      --------
Income from discontinued operations................                   8,770                       9,588
                                                     --------      --------      --------      --------
Extraordinary loss from early extinguishment of
  debt, net of taxes...............................                                              (2,514)
                                                     --------      --------      --------      --------
Net income.........................................  $ 14,121      $ 23,914      $ 26,042      $ 36,107
                                                     ========      ========      ========      ========
Earnings Per Common Share -- Basic:
Continuing operations..............................  $    .48      $    .52      $    .88      $    .99
Discontinued operations............................                     .30                         .33
Extraordinary loss from early extinguishment of
  debt.............................................                                                (.09)
                                                     --------      --------      --------      --------
Net income.........................................  $    .48      $    .82      $    .88      $   1.23
                                                     ========      ========      ========      ========
Earnings Per Common Share -- Diluted:
Continuing operations..............................  $    .47      $    .50      $    .87      $    .96
Discontinued operations............................                     .29                         .31
Extraordinary loss from early extinguishment of
  debt.............................................                                                (.08)
                                                     --------      --------      --------      --------
Net income.........................................  $    .47      $    .79      $    .87      $   1.19
                                                     ========      ========      ========      ========
Share Data:
Weighted average common shares outstanding.........    29,484        29,308        29,474        29,287
Weighted average common shares outstanding assuming
  full dilution....................................    30,109        30,311        29,955        30,244
                                                     ========      ========      ========      ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                       COMMON
                                      STOCK &                 MINIMUM
                                     ADDITIONAL               PENSION     ACCUMULATED                  TOTAL
                                      PAID-IN     RETAINED   LIABILITY    TRANSLATION   TREASURY   SHAREHOLDERS'
                                      CAPITAL     EARNINGS   ADJUSTMENT   ADJUSTMENT     STOCK        EQUITY
                                     ----------   --------   ----------   -----------   --------   -------------
Balance, December 31, 1998.........   $96,359     $195,465    $(1,489)      $(4,298)      $ --       $286,037
                                      -------     --------    -------       -------       ----       --------
Net income.........................                 26,042                                             26,042
Unrealized translation
  adjustment.......................                                             972                       972
                                                  --------                  -------                  --------
  Comprehensive income.............                 26,042                      972                    27,014
                                                  --------                  -------                  --------
Issuance of 91,209 shares of common
  stock from exercise of stock
  options..........................     1,903                                                           1,903
Purchase of common stock...........                                                        (98)           (98)
Cash dividends declared on common
  stock ($.28 per share)...........                 (8,270)                                            (8,270)
                                      -------     --------    -------       -------       ----       --------
Balance, June 30, 1999
  (unaudited)......................   $98,262     $213,237    $(1,489)      $(3,326)      $(98)      $306,586
                                      =======     ========    =======       =======       ====       ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                ---------------------
                                                                  1999        1998
                                                                --------    ---------
                                                                     (UNAUDITED)
Cash flows from operating activities:
Income from continuing operations...........................    $ 26,042    $  29,033
Adjustments to reconcile to net cash provided by continuing
  operations:
  Depreciation and amortization.............................      10,759       10,439
  Amortization of intangibles...............................       6,078        6,024
  Amortization of debt issuance expenses....................         242          325
  Deferred income taxes.....................................       2,668        1,670
  Increase in receivables...................................      (7,929)      (3,040)
  Decrease in inventories...................................       3,634          317
  Decrease in trade accounts payable........................      (1,361)      (2,338)
  Decrease in accrued expenses..............................      (1,922)      (4,796)
  Other transactions - net..................................      (1,368)      (4,166)
                                                                --------    ---------
Net cash provided by continuing operations..................      36,843       33,468
Net cash provided by discontinued operations................                    4,666
                                                                --------    ---------
     Net cash flows from operating activities...............      36,843       38,134
                                                                --------    ---------
Cash flows from investing activities:
  Additions to property, plant and equipment................      (8,881)     (12,542)
  Acquisition of businesses (net of cash acquired)..........     (48,175)    (118,088)
  Proceeds from sale of businesses..........................                   22,290
                                                                --------    ---------
     Net cash flows from investing activities...............     (57,056)    (108,340)
                                                                --------    ---------
Cash flows from financing activities:
  Borrowings under credit agreements for acquisitions.......      48,175      118,088
  Net repayments under the credit agreements................     (12,493)    (113,088)
  Repayments of other long-term debt........................      (3,815)      (4,832)
  Proceeds from issuance of 6.875% Senior Notes.............                  150,000
  Repayment of 9.75% Senior Subordinated Notes..............                  (75,000)
  Financing payments........................................                   (5,031)
  (Decrease) increase in accrued interest...................        (486)       1,180
  Dividends paid............................................      (8,250)      (7,905)
  Proceeds from stock option exercises......................       1,471          872
  Purchase of common stock..................................         (98)
                                                                --------    ---------
     Net cash flows from financing activities...............      24,504       64,284
                                                                --------    ---------
Net increase (decrease) in cash.............................       4,291       (5,922)
Cash and cash equivalents at beginning of year..............       2,721       11,771
                                                                --------    ---------
Cash and cash equivalents at end of period..................    $  7,012    $   5,849
                                                                ========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................    $  9,107    $  10,576
  Income taxes..............................................      10,866       14,907
SIGNIFICANT NON-CASH ACTIVITIES
Debt acquired with acquisition of business..................      13,065

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

     Information about the operations of IDEX in different business segments follows based on the nature of products and services offered. The Company's basis of segmentation and basis of segment profit measurement for the quarter and six months ended June 30, 1999, are the same as those set forth under "Business Segments and Geographic Information" on pages 30 and 31 of the 1998 Annual Report. Intersegment sales are accounted for at fair value as if the sales were to third parties. Amounts are in thousands.

                       IDEX CORPORATION AND SUBSIDIARIES

                                         SECOND QUARTER ENDED     SIX MONTHS ENDED
                                               JUNE 30,               JUNE 30,
                                         ---------------------   -------------------
                                           1999        1998        1999       1998
                                         ---------   ---------   --------   --------
                                              (UNAUDITED)            (UNAUDITED)
Net sales
  Pump Products
     From external customers...........  $ 94,137    $ 98,792    $187,798   $192,530
     Intersegment sales................       754         481       1,401      1,214
                                         --------    --------    --------   --------
          Total group sales............    94,891      99,273     189,199    193,744
                                         --------    --------    --------   --------
  Dispensing Equipment
     From external customers...........    33,141      33,350      59,400     63,304
     Intersegment sales................         2           6           2         25
                                         --------    --------    --------   --------
          Total group sales............    33,143      33,356      59,402     63,329
                                         --------    --------    --------   --------
  Other Engineered Products
     From external customers...........    34,206      37,319      70,774     72,711
     Intersegment sales................         1           1           2          1
                                         --------    --------    --------   --------
          Total group sales............    34,207      37,320      70,776     72,712
                                         --------    --------    --------   --------
  Intersegment elimination.............      (757)       (488)     (1,405)    (1,240)
                                         --------    --------    --------   --------
          Total net sales..............  $161,484    $169,461    $317,972   $328,545
                                         ========    ========    ========   ========
Operating income
  Pump Products........................  $ 17,430    $ 19,623    $ 34,683   $ 40,248
  Dispensing Equipment.................     7,462       7,417      11,138     12,750
  Other Engineered Products............     5,766       6,222      12,081     11,992
  Corporate Office and Other...........    (3,650)     (2,819)     (7,269)    (6,155)
                                         --------    --------    --------   --------
          Total operating income.......  $ 27,008    $ 30,443    $ 50,633   $ 58,835
                                         ========    ========    ========   ========

2. ACQUISITIONS

     On June 4, 1999, IDEX acquired FAST S.p.A. (FAST) at a cost of approximately $61 million, with financing provided by borrowings under the Company's U.S. bank credit facilities and debt acquired from FAST. FAST, with headquarters near Milan, Italy, is a leading European manufacturer of refinishing and color-formulation equipment for a number of applications, including paints, coatings, inks, colorants and dyes. FAST is being operated as a stand-alone business unit in IDEX's Dispensing Equipment Group.

     On January 21, 1998, the Company completed the acquisition of Gast Manufacturing Corporation (Gast) for a cash purchase price of $118 million, with financing provided by borrowings under the Company's U.S. bank credit facilities. Gast, headquartered in Benton Harbor, Michigan, is one of the world's leading manufacturers of its type of air-moving equipment. Gast is being operated as a stand-alone business unit in IDEX's Pump Products Group.

     Each of these acquisitions was accounted for as a purchase, and operating results include the acquisitions from the dates of purchase. Cost in excess of net assets acquired is amortized on a straight-line basis over a period not exceeding 40 years. The unaudited pro forma consolidated results of operations for the six months ended June 30, 1999 and 1998, reflecting the allocation of the purchase price and the related financing of the

                       IDEX CORPORATION AND SUBSIDIARIES
transactions are as follows, assuming that these acquisitions had occurred at the beginning of each of the respective periods (in thousands except per share amounts):

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                               (UNAUDITED)
Net sales................................................  $337,781   $355,346
Income from continuing operations before extraordinary
  item...................................................    27,612     30,150
Net income...............................................    27,612     37,224
Basic EPS
  Continuing operations..................................      0.94       1.03
  Net income.............................................      0.94       1.27
Diluted EPS
  Continuing operations..................................      0.92       1.00
  Net income.............................................      0.92       1.23

3. DISCONTINUED OPERATIONS

     In December 1997, IDEX announced its intention to divest its Strippit and Vibratech businesses. The Company completed the sale of Vibratech on June 9, 1998, for $23.0 million in cash, and the sale of Strippit on August 25, 1998, for $19.5 million in cash and notes. Revenues from discontinued operations amounted to $16.5 million and $36.4 million in the second quarter and for the six months ended June 30, 1998, respectively. Interest expense of $0.1 million and $0.2 million for the second quarter and for the six months ended June 30, 1998, respectively, was allocated to these operations based on their acquisition debt, less repayments generated from operating cash flows that could be specifically attributed to these operations.

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

                                            SECOND QUARTER ENDED     SIX MONTHS ENDED
                                                  JUNE 30,               JUNE 30,
                                            ---------------------   -------------------
                                             1999          1998      1999         1998
                                            -------       -------   ------       ------
                                                 (UNAUDITED)            (UNAUDITED)
Basic weighted average common shares
  outstanding.............................  29,484        29,308    29,474       29,287
Dilutive effect of stock options..........     625         1,003       481          957
                                            ------        ------    ------       ------
Weighted average common shares outstanding
  assuming full dilution..................  30,109        30,311    29,955       30,244
                                            ======        ======    ======       ======

                       IDEX CORPORATION AND SUBSIDIARIES

6. INVENTORIES

     The components of inventories as of June 30, 1999, and December 31, 1998, were (in thousands):

                                                           JUNE 30,     DECEMBER 31,
                                                             1999           1998
                                                          -----------   ------------
                                                          (UNAUDITED)
Raw materials and supplies..............................   $ 31,830       $ 27,361
Work in process.........................................     13,176         13,904
Finished goods..........................................     62,329         59,936
                                                           --------       --------
          Total.........................................   $107,335       $101,201
                                                           ========       ========

     Those inventories which were carried on a LIFO basis amounted to $87,538 and $81,317 at June 30, 1999, and December 31, 1998, respectively. The excess of current cost over LIFO inventory value and the impact of using the LIFO method on earnings are not material.

7. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at June 30, 1999, and December 31, 1998.

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

     IDEX's orders, sales, income from continuing operations and earnings per share from continuing operations for the first half of 1999 were below last year's levels by 1%, 3%, 10% and 9%, respectively. New orders totaled $161.3 million in the second quarter of 1999, slightly higher than last year's second quarter and within 3% of this year's first quarter. Since the beginning of the year, IDEX's order backlog has increased by $9 million. IDEX continues to operate with relatively low backlogs of about 1 1/3 months' sales. This customarily low level of backlog allows the Company to provide excellent customer service, but also means that changes in orders are felt quickly in operating results.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. The slow rate of growth in 1998 in the United States economy and many other economies in which IDEX sells its products continued into 1999. While the Company has strong market positions, and emphasizes new product development and sales opportunities worldwide, it is not able to escape the soft economic conditions that affect most manufacturing companies. However, the Company does not sell the more cyclical, higher-ticket capital goods, has high margins and strong cash flow, and thus should not face severe financial pressure in an economic downturn. At the beginning of 1999, IDEX recognized that uncertainties existed in the economies of the world and in some of the markets it serves. IDEX anticipated a slow start to the year and knew comparisons for the first half of 1999 would be difficult. The Company is seeing a general improvement in the industrial economy, but lingering weakness in some of the process industries that it serves. Backlogs at June 30, 1999, were unchanged from December 31, 1998, in the Pump Products Group but increased in both the Dispensing Equipment and Other Engineered Products Groups. IDEX continues to believe the situation will improve as the year progresses and, barring unforeseen circumstances, expects that orders, sales, income from continuing operations and earnings per share in 1999 will exceed comparable 1998 levels. Several factors should contribute to our 1999 earnings growth: the current order pace; reducing the $9 million backlog build with added sales in the last two quarters; the acquisition of FAST; continued emphasis on profitable growth initiatives; margin improvements at recently acquired businesses; and the using of the Company's strong cash flow to cut debt and interest expense.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     The preceding paragraph, the "Liquidity and Capital Resources" and "Year 2000" sections of this management's discussion and analysis of IDEX's operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements relate to, among other things, capital expenditures, cost reduction, cash flow and operating improvements, and are indicated by words such as "anticipate," "estimate," "expects," "plans," "projects," "should," "will," "management believes," "the Company intends" and similar words or phrases. Such statements are subject to inherent uncertainties and risks that could cause actual results to vary materially from suggested results, including but not limited to the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company's results, particularly in light of the low levels of order backlogs typically maintained by the

Company; IDEX's ability to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of IDEX's capacity and the effect of capacity utilization on costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on page 11 and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of three reportable business segments: Pump Products, Dispensing Equipment and Other Engineered Products.

PERFORMANCE IN THE SECOND QUARTER ENDED JUNE 30, 1999 COMPARED TO THE SAME PERIOD OF 1998

     Net sales for the three months ended June 30, 1999, were $161.5 million, a decrease of 5% from the sales of $169.5 million for the second quarter of 1998. Foreign currency translation accounted for 1% of this difference. Net income from continuing operations for the quarter amounted to $14.1 million, 7% lower than the $15.1 million earned in last year's second quarter. Diluted earnings per share from continuing operations were 47 cents versus 50 cents in the same quarter last year. Second quarter diluted earnings per share were the third highest in the Company's history but fell short of the record performance set in the same quarter last year.

     New orders from continuing operations totaled $161.3 million and essentially equaled shipments, maintaining the $9 million backlog build which occurred during the first quarter of the year. The Company ended the second quarter with a typical unfilled orders backlog of about 1 1/3 months' sales.

     In the second quarter of 1999, the Pump Products Group contributed 59% of sales and 57% of operating income, the Dispensing Equipment Group accounted for 20% of sales and 24% of operating income, and the Other Engineered Products Group represented 21% of sales and 19% of operating income. International sales were 38% of total sales in the second quarter of 1999, down from 39% in last year's second quarter.

     Compared to the second quarter of last year, total domestic sales decreased 2%, while international sales declined 9%. Certain international markets, especially Europe, experienced softer economic conditions this quarter compared to the second quarter of last year.

     Pump Products Group sales of $94.9 million decreased by $4.4 million, or 4%, in the second quarter of 1999 compared with last year's second quarter chiefly due to lower sales from certain business units that serve the chemical processing, oil and gas, and pulp and paper markets. Sales to customers outside the U.S. declined to 30% of total sales in the first quarter of 1999 from 31% in 1998.

     Dispensing Equipment Group sales of $33.1 million for the three months ended June 30, 1999, were essentially equal to the sales of $33.4 million in the same period of 1998. Compared to the second quarter of last year, domestic sales increased 6%, while international sales declined 8%. As a result of the decrease in international sales, sales to customers outside the U.S. decreased to 45% of total Dispensing Equipment Group sales in the second quarter of 1999 down from 49% in the second quarter of 1998 principally due to lower sales volume in Europe.

     Other Engineered Products Group sales of $34.2 million decreased by $3.1 million, or 8%, in the second quarter of 1999 compared with 1998. The decrease principally reflected lower international sales in the fire, rescue and banding and clamping markets. Sales to customers outside the U.S. were 49% of total group sales in the second quarter of 1999, down from 52% in same quarter of 1998 principally due to lower sales volume in certain international markets including Europe and Asia.

     Gross profit of $64.7 million in the second quarter of 1999 decreased by $2.6 million, or 4%, from 1998 and primarily reflects the lower sales volume. Gross profit as a percent of sales was 40.1% in 1999, up from 39.7% in 1998. The increase in year-to-year gross profit margins was caused primarily by sales mix.

                       IDEX CORPORATION AND SUBSIDIARIES

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                               SECOND QUARTER ENDED      SIX MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                               --------------------    --------------------
                                                 1999        1998        1999      1998 (1)
                                               --------    --------    --------    --------
                                                   (UNAUDITED)             (UNAUDITED)
Pump Products Group
  Net sales(2).............................    $ 94,891    $ 99,273    $189,199    $193,744
  Operating income(3)......................      17,430      19,623      34,683      40,248
  Operating margin.........................        18.4%       19.8%       18.3%       20.8%
  Depreciation and amortization............    $  4,901    $  5,095    $  9,810    $  9,692
  Capital expenditures.....................       2,336       2,920       4,199       5,156
Dispensing Equipment Group
  Net sales(2).............................    $ 33,143    $ 33,356    $ 59,402    $ 63,329
  Operating income(3)......................       7,462       7,417      11,138      12,750
  Operating margin.........................        22.5%       22.2%       18.8%       20.1%
  Depreciation and amortization............    $  1,723    $  1,770    $  3,422    $  3,502
  Capital expenditures.....................       1,310       1,119       2,507       1,748
Other Engineered Products Group
  Net sales(2).............................    $ 34,207    $ 37,320    $ 70,776    $ 72,712
  Operating income(3)......................       5,766       6,222      12,081      11,992
  Operating margin.........................        16.9%       16.7%       17.1%       16.5%
  Depreciation and amortization............    $  1,720    $  1,578    $  3,449    $  3,147
  Capital expenditures.....................       1,108       1,397       2,125       2,860
Company
  Net sales................................    $161,484    $169,461    $317,972    $328,545
  Operating income.........................      27,008      30,443      50,633      58,835
  Operating margin.........................        16.7%       18.0%       15.9%       17.9%
  Depreciation and amortization(4).........    $  8,422    $  8,500    $ 16,837    $ 16,463
  Capital expenditures.....................       4,777       5,446       8,881      12,542

---------------
(1) Includes acquisition of Gast (January 21, 1998) from date of purchase.

(2) Group net sales include intersegment sales.

(3) Group operating income excludes net unallocated corporate operating expenses.

(4) Excludes amortization of debt issuance expenses.

     Selling, general and administrative expenses increased to $35.0 million in 1999 from $34.2 million in 1998, and as a percent of sales, increased to 21.7% from 20.2% in 1998 principally reflecting lower sales volume. Goodwill amortization expense remained unchanged at $2.7 million and as a percent of sales, goodwill amortization expense remained flat at about 2% for both years.

     Operating income decreased by $3.4 million, or 11%, to $27.0 million in 1999 from $30.4 million in 1998. Operating income as a percent of sales decreased to 16.7% in 1999 from 18.0% in 1998. In the Pump Products Group, operating income of $17.4 million and operating margin of 18.4% in 1999 compared to the $19.6 million and 19.8% achieved in 1998. The declines in operating income and margins for the Company and the Pump Products Group were chiefly caused by lower sales from certain business units in the Pump Products Group which have higher operating margins and serve the chemical processing, oil and gas, and pulp and paper markets. The Dispensing Equipment Group operating income of $7.5 million and operating margin of 22.5% were up slightly from the $7.4 million and 22.2% achieved in 1998. Operating income in the Other Engineered Products Group of $5.8 million was below the $6.2 million achieved in 1998 while second quarter 1999 operating margins of 16.9% were slightly improved from last year's margins of 16.7%.

     Interest expense decreased to $4.3 million in the second quarter of 1999 from $6.0 million in 1998 because of debt reductions from operating cash flow, the proceeds from the sale of discontinued businesses during 1998, and lower interest rates.

     The provision for income taxes decreased to $8.7 million in 1999 from $9.3 million in 1998. The effective tax rate was 38.0% in the second quarters of 1999 and 1998.

     Income from continuing operations of $14.1 million in the second quarter of 1999 was 7% lower than income of $15.1 million in 1998. Diluted earnings per share from continuing operations amounted to 47 cents per share in 1999, a decrease of 3 cents per share, or 6%, from the 50 cents achieved in 1998.

     During the second quarter of 1998, the Company recorded income of $8.8 million, or 29 cents per share, from discontinued operations. This included a net gain of $8.4 million related to the sale of discontinued business units. The Company completed the sale of Vibratech on June 9, 1998, and the sale of Strippit on August 25, 1998.

     Total net income of $14.1 million in the second quarter of 1999 was 41% lower than net income of $23.9 million in 1998. Diluted earnings per share on a net income basis were 47 cents per share in the second quarter of 1999 versus 79 cents in 1998.

PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SAME PERIOD OF 1998

     In the first six months of 1999, net sales of $318.0 million were 3% lower than the $328.5 million recorded in the first half of 1998. Last year's first half sales were particularly strong and a 5% decline in base business sales volume more than offset a 2% increase from acquisitions.. Net income from continuing operations of $26.0 million was 10% below the $29.0 million of 1998's first half and diluted earnings per share from continuing operations of 87 cents decreased from 96 cents last year.

     In the first half of 1999, the Pump Products Group represented 59% of sales and 60% of operating income, the Dispensing Equipment Group accounted for 19% of both sales and operating income, and the Other Engineered Products Group contributed 22% of sales and 21% of operating income. International sales were 37% of total sales in this year's first half compared with 40% in the first half of 1998.

     In the first six months of 1999, total domestic sales equaled last year, while international sales decreased by 9%. Weaker sales in Europe and Latin America were only partially offset by slightly improved shipments to the Asia Pacific region.

     Pump Products Group sales of $189.2 million decreased $4.5 million, or 2%, for the six months ended June 30, 1999, compared with 1998. The inclusion of Gast, acquired on January 21, 1998, for a full six months of 1999 added 4% to the sales growth, but was offset by a 6% decline in base business activity of the Pump Products Group. Sales to customers outside the U.S. declined to 30% of total sales in the first half of 1999 from 32% in 1998 principally due to lower sales in Europe.

     Dispensing Equipment Group sales of $59.4 million decreased by $3.9 million, or 6%, in the first half of 1999 compared with the comparable period of last year primarily due to lower sales volume in international markets. As a result of the decrease in international sales, sales to customers outside the U.S.
decreased to 43% of total Dispensing Equipment Group sales in the first six months of 1999, down from 47% of total sales in 1998.

     Other Engineered Products Group sales of $70.8 million decreased by $1.9 million, or 3%, in the six months ended June 30, 1999, compared with 1998. The decrease chiefly reflects lower international sales in the fire, rescue and banding and clamping markets. Sales to customers outside the U.S. were 51% of total group sales in the first half of 1999, down from 53% in 1998.

     Operating income decreased by $8.2 million, or 14%, to $50.6 million in 1999 from $58.8 million in 1998. Operating income as a percent of sales decreased to 15.9% in 1999 from 17.9% in 1998. In the Pump Products Group, operating income of $34.7 million and operating margin of 18.3% in 1999 compared to the $40.2 million and 20.8% in 1998. The declines in operating income and margins for the Company and the Pump Products Group were primarily caused by lower sales from certain business units in the Pump Products Group which have higher operating margins and serve the chemical processing, oil and gas, and pulp and paper markets. The Dispensing Equipment Group operating income of $11.1 million and operating margin of 18.8% compared to the $12.8 million and 20.1% achieved in 1998. The decrease in operating income and margin resulted from lower sales volume. Operating income in the Other Engineered Products Group of $12.1 million was essentially equal to 1998 while operating margins were 17.1% this year versus 16.5% in the prior year.

     Selling, general and administrative expenses increased to $70.0 million in 1999 from $67.6 million in 1998, and as a percent of sales, increased to 22.0% from 20.6% in 1998 principally reflecting a full six months of Gast expenses in 1999 and lower total sales. Goodwill amortization expense increased by 3% to $5.4 million primarily due to inclusion of Gast for the full six months of 1999. As a percent of sales, goodwill amortization expense remained flat at about 2% for both years.

     Interest expense decreased to $8.9 million in the first six months of 1999 from $12.0 million in 1998 because of debt reductions from operating cash flow, the proceeds from the sale of discontinued businesses in 1998, and lower interest rates.

     The provision for income taxes decreased to $16.0 million in 1999 from $17.8 million in 1998. The effective tax rate was 38.0% in the first six months of 1999 and 1998.

     Income from continuing operations of $26.0 million in the first half of 1999 was 10% lower than income of $29.0 million in 1998. Diluted earnings per share from continuing operations amounted to 87 cents per share in the first half of 1999, a decrease of 9 cents per share, or 9%, from the 96 cents achieved in the first half of 1998.

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

     Total net income of $26.0 million in the first half of 1999 was 28% lower than net income of $36.1 million in 1998. Diluted earnings per share on a net income basis were $0.87 in 1999 versus $1.19 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, IDEX's working capital was $141.3 million and its current ratio was 2.6 to 1. The Company's cash flow from continuing operations increased by $3.4 million in 1999 to $36.8 million. The improvement in cash flow principally resulted from lower working capital requirements partially offset by lower income from operations. Cash flow from discontinued operations decreased $4.7 million as a result of selling the discontinued operations during 1998.

     Cash flow provided by operations was more than adequate to fund capital expenditures of $8.9 million and $12.5 million in 1999 and 1998, respectively. The majority of capital expenditures were for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity to meet expected needs for future growth.

     The Company acquired FAST on June 4, 1999, at a cost of approximately $61 million. The acquisition was accounted for using the purchase method and was financed through borrowings under the Company's U.S. bank credit facilities and debt acquired from FAST. IDEX acquired bank borrowings and notes payable of 24.3 million lira ($13.1 million) in connection with the Company's acquisition of FAST. Interest is payable on the outstanding balance at rates ranging from 1.9% to 4.7%.

     At June 30, 1999, the maximum amount available under the U.S. Credit Agreement was $235 million, of which $121.6 million was borrowed, including a 82 million Netherlands guilder borrowing ($38.5 million) and a 90 million Italian lira borrowing ($48.1 million). The Netherlands guilder and Italian lira borrowings provide an economic hedge against the net investment in Fluid Management's Netherlands operation and FAST's Italian operation, respectively. The availability under this facility declines to $210 million on July 1, 2000. Any amount outstanding at July 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin. At June 30, 1999, the applicable margin was 35 basis points. The Company also pays a facility fee of 15 basis points on the total facility. The Company has a $15 million demand line of credit available for short-term borrowing requirements at the bank's reference rate or at an optional rate based on the bank's cost of funds. At June 30, 1999, the Company had $1.0 million borrowed under this short-term line of credit at an interest rate of 5.1% per annum.

     At June 30, 1999, the maximum amount available under the Company's German credit agreement was 52.5 million marks ($27.8 million), of which 52 million marks ($27.5 million) was being used, which provides an economic hedge against the net investment in the Company's Lukas subsidiary. The availability under this agreement declines to 37 million marks at November 1, 2000. Any amount outstanding at November 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus an applicable margin. At June 30, 1999, the applicable margin was 62.5 basis points.

     On October 20, 1998, IDEX's Board of Directors authorized the repurchase of up to 1.5 million shares of common stock either at market prices or on a negotiated basis as market conditions warrant, which will be funded with borrowings under the Company's existing lines of credit. During the first six months of 1999, 4,500 shares had been repurchased under the program at a cost of approximately $98,000.

     IDEX believes it will generate sufficient cash flow from operations in 1999 to meet its operating requirements, interest and scheduled amortization payments under the U.S. Credit Agreement, the demand line of credit and the German credit agreement, interest and principal payments on the Senior Notes, any share repurchases, approximately $22 million of planned capital expenditures, and approximately $17 million of annual dividend payments to holders of common stock. From commencement of operations in January 1988 until June 30, 1999, IDEX has borrowed $639 million under its various credit agreements to complete 14 acquisitions. During this same period IDEX generated, principally from operations, cash flow of $490 million to reduce its indebtedness. In the event that suitable businesses are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

YEAR 2000

     IDEX initiated a Year 2000 compliance program in late 1996 to ensure that its information systems and other date-sensitive equipment continue an uninterrupted transition into the Year 2000. The Company is currently in the final phases of correcting systems with identified deficiencies and is performing the final validation testing of its Year 2000 compliance program. IDEX currently believes all essential processes, systems and business functions will comply with the Year 2000 requirements by the end of 1999. While IDEX does not expect that the consequences of any unsuccessful modifications would significantly affect the financial position, liquidity or results of operations, there can be no assurance that failure to be fully compliant by 2000 would not have an impact on the Company.

     The Company is also surveying critical suppliers and customers to ensure that their systems will be Year 2000 compliant. While the failure of a single third party to timely achieve Year 2000 compliance should not have a material adverse effect on IDEX's results of operations in a particular period, the failure of several key third parties to achieve such compliance could have such an effect. IDEX will adopt contingency plans to alter business relationships in the event certain third parties fail to become Year 2000 compliant.

     The cost of IDEX's Year 2000 transition program is being funded with cash flows from operations. Some of the cost relates solely to the modification of existing systems, while some is for new systems that will improve business functionality. In total, the cost is not expected to be substantially different from the normal recurring cost incurred for system development and implementation, in part due to the reallocation of internal resources to implement the new business systems. Expenditures related to this program are projected to total $6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $318.8 million of long-term debt of the Company outstanding at June 30, 1999. Approximately one-quarter of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $385,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is either fixed rate debt or debt that has been essentially fixed through the use of interest rate swaps. The Company will from time to time enter into interest rate swaps on its debt when it believes there is a clear financial advantage for doing so. A formalized treasury risk management policy adopted by the Board of Directors exists that describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes, and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

     The Company's foreign currency exchange rate risk is limited principally to the British pound, German mark, Dutch guilder, Italian lira, euro and other Western European currencies. The Company manages its foreign exchange risk principally through the invoicing of its customers in the same currency as the source of the products.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  None.

ITEM 2. CHANGES IN SECURITIES.  Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5. OTHER INFORMATION.  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits:

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

August 11, 1999

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                             DESCRIPTION                             PAGE
--------                            -----------                             ----
 2.1*       Acquisition Agreement between IDEX Corporation, Gecofin
            S.p.A., and PL&C S.r.l. dated June 3, 1999..................
 3.1        Restated Certificate of Incorporation of IDEX (formerly HI,
            Inc.) (incorporated by reference to Exhibit No. 3.1 to the
            Registration Statement on Form S-1 of IDEX Corporation, et
            al., Registration No. 33-21205, as filed on April 21,
            1988).......................................................
 3.1(a)     Amendment to Restated Certificate of Incorporation of IDEX
            (formerly HI, Inc.), as amended (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
            Form 10-Q for the quarter ended March 31, 1996, commission
            File No. 1-10235)...........................................
 3.2        Amended and Restated By-Laws of IDEX (incorporated by
            reference to Exhibit No. 3.2 to Post-Effective Amendment No.
            2 to the Registration Statement on Form S-1 of IDEX
            Corporation, et al., Registration No. 33-21205, as filed on
            July 17, 1989)..............................................
 3.2(a)     Amended and Restated Article III, Section 13 of the Amended
            and Restated By-Laws of IDEX (incorporated by reference to
            Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the
            Registration Statement on Form S-1 of IDEX Corporation, et
            al., Registration No. 33-21205, as filed on February 12,
            1990).......................................................
 4.1        Restated Certificate of Incorporation and By-Laws of IDEX
            (filed as Exhibits No. 3.1 through 3.2(a))..................
 4.2        Indenture, dated as of February 23, 1998, between IDEX, and
            Norwest Bank Minnesota, National Association, as Trustee,
            relating to the 6 7/8% of Senior Notes of IDEX due February
            15, 2008 (incorporated by reference to Exhibit No. 4.1 to
            the Current Report of IDEX on Form 8-K dated February 23,
            1998, Commission File No. 1-10235)..........................
 4.3        Specimen Senior Note of IDEX (incorporated by reference to
            Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K
            dated February 23, 1998, Commission File No. 1-10235).......
 4.4        Specimen Certificate of Common Stock (incorporated by
            reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX Corporation, et al., Registration No.
            33-42208, as filed on September 16, 1991)...................
 4.5        Third Amended and Restated Credit Agreement dated as of July
            17, 1996, among IDEX, Bank of America NT&SA, as Agent, and other financial institutions named therein (the "Banks")
            (incorporated by reference to Exhibit No. 4.5 to the
            Quarterly Report of IDEX on Form 10-Q for the quarter ended
            June 30, 1996, Commission File No. 1-10235).................
 4.5(a)     First Amendment to the Third Amended and Restated Credit
            Agreement dated as of April 11, 1997 (incorporated by
            reference to Exhibit 4.5(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1998, Commission file No. 1-10235)...........................................
 4.5(b)     Second Amendment to the Third Amended and Restated Credit
            Agreement dated as of January 20, 1998 (incorporated by
            reference to Exhibit 4.5(b) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1998, Commission
            File No. 1-10235)...........................................
 4.5(c)     Third Amendment to the Third Amended and Restated Credit
            Agreement dated as of February 9, 1998 (incorporated by
            reference to Exhibit 4.5(c) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1998, Commission file No. 1-10235)...........................................
 4.5(d)     Fourth Amendment to the Third Amended and Restated Credit
            Agreement dated as of April 3, 1998 (incorporated by
            reference to Exhibit 4.5(d) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1998, Commission
            File No. 1-10235)...........................................
 4.5(e)*    Fifth Amendment to the Third Amended and Restated Credit
            Agreement dated as of June 8, 1999..........................
10.1        Consulting Agreement between IDEX Corporation and Donald N.
            Boyce, dated March 31, 1999 (incorporated by reference to
            Exhibit 10.1 to the Quarterly Report of IDEX on Form 10-Q
            for the quarter ended March 31, 1999, Commission File No.
            1-10235)....................................................
10.2*       Indemnity Agreement between IDEX Corporation and Donald N.
            Boyce, dated April 1, 1999..................................
27*         Financial Data Schedule.....................................

---------------
* Filed herewith