Form 10-Q
period 1999-09-30
IDEX CORP /DE/
filed 1999-11-04
CIK 832101

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-10235
                                IDEX CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)

                     630 DUNDEE ROAD, NORTHBROOK, ILLINOIS
                    (Address of principal executive offices)
                                   36-3555336
                                (I.R.S. Employer
                              Identification No.)

                                     60062
                                   (Zip Code)

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

                           Yes X               No __

     Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of October 29, 1999: 29,632,761.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                -------------    ------------
                                                                 (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................      $  4,938         $  2,721
  Receivables -- net........................................       107,226           86,006
  Inventories...............................................       105,891          101,201
  Other current assets......................................         6,504            5,972
                                                                  --------         --------
       Total current assets.................................       224,559          195,900
Property, plant and equipment -- net........................       132,558          125,422
Intangible assets -- net....................................       392,582          360,810
Other noncurrent assets.....................................        10,078           13,679
                                                                  --------         --------
          Total assets......................................      $759,777         $695,811
                                                                  ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable....................................      $ 44,428         $ 39,521
  Dividends payable.........................................         4,149            4,125
  Accrued expenses..........................................        38,803           36,619
                                                                  --------         --------
       Total current liabilities............................        87,380           80,265
Long-term debt..............................................       303,538          283,410
Other noncurrent liabilities................................        50,789           46,099
                                                                  --------         --------
          Total liabilities.................................       441,707          409,774
                                                                  --------         --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares authorized: 1999 and 1998 -- 75,000,000
     Shares issued and outstanding: 1999 -- 29,632,761; 1998
      -- 29,466,416.........................................           296              295
  Additional paid-in capital................................        99,731           96,064
  Retained earnings.........................................       223,545          195,465
  Minimum pension liability adjustment......................        (1,489)          (1,489)
  Accumulated translation adjustment........................        (3,915)          (4,298)
  Treasury stock............................................           (98)
                                                                  --------         --------
          Total shareholders' equity........................       318,070          286,037
                                                                  --------         --------
          Total liabilities and shareholders' equity........      $759,777         $695,811
                                                                  ========         ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                        THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                        --------------------    --------------------
                                                          1999        1998        1999        1998
                                                          ----        ----        ----        ----
                                                            (UNAUDITED)             (UNAUDITED)
Net sales...........................................    $169,892    $159,406    $487,864    $487,951
Cost of sales.......................................     104,065      96,963     295,987     293,776
                                                        --------    --------    --------    --------
Gross profit........................................      65,827      62,443     191,877     194,175
Selling, general and administrative expenses........      35,401      32,240     105,400      99,868
Goodwill amortization...............................       2,921       2,686       8,339       7,955
                                                        --------    --------    --------    --------
Operating income....................................      27,505      27,517      78,138      86,352
Other income (expense) -- net.......................         100         (12)        334          20
                                                        --------    --------    --------    --------
Income before interest expense and income taxes.....      27,605      27,505      78,472      86,372
Interest expense....................................       4,716       5,481      13,579      17,515
                                                        --------    --------    --------    --------
Income before income taxes..........................      22,889      22,024      64,893      68,857
Provision for income taxes..........................       8,438       8,362      24,400      26,162
                                                        --------    --------    --------    --------
Income from continuing operations before
  extraordinary item................................      14,451      13,662      40,493      42,695
                                                        --------    --------    --------    --------
Discontinued operations:
Income from discontinued operations, net of taxes...                                           1,202
Gain on sale of discontinued operations, net of
  taxes.............................................                     594                   8,980
                                                        --------    --------    --------    --------
Income from discontinued operations.................                     594                  10,182
                                                        --------    --------    --------    --------
Extraordinary loss from early extinguishment of
  debt, net of taxes................................                                          (2,514)
                                                        --------    --------    --------    --------
Net income..........................................    $ 14,451    $ 14,256    $ 40,493    $ 50,363
                                                        ========    ========    ========    ========
Earnings Per Common Share -- Basic:
Continuing operations...............................    $    .49    $    .47    $   1.37    $   1.46
Discontinued operations.............................                     .02                     .35
Extraordinary loss from early extinguishment of
  debt..............................................                                            (.09)
                                                        --------    --------    --------    --------
Net income..........................................    $    .49    $    .49    $   1.37    $   1.72
                                                        ========    ========    ========    ========
Earnings Per Common Share -- Diluted:
Continuing operations...............................    $    .48    $    .46    $   1.35    $   1.42
Discontinued operations.............................                     .02                     .33
Extraordinary loss from early extinguishment of
  debt..............................................                                            (.08)
                                                        --------    --------    --------    --------
Net income..........................................    $    .48    $    .48    $   1.35    $   1.67
                                                        ========    ========    ========    ========
Share Data:
Weighted average common shares outstanding..........      29,594      29,339      29,514      29,305
Weighted average common shares outstanding
  assuming full dilution............................      30,301      29,980      30,056      30,159
                                                        ========    ========    ========    ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                    COMMON
                                   STOCK &                   MINIMUM
                                  ADDITIONAL                 PENSION      ACCUMULATED                    TOTAL
                                   PAID-IN      RETAINED    LIABILITY     TRANSLATION    TREASURY    SHAREHOLDERS'
                                   CAPITAL      EARNINGS    ADJUSTMENT    ADJUSTMENT      STOCK         EQUITY
                                  ----------    --------    ----------    -----------    --------    -------------
Balance, December 31, 1998....     $ 96,359     $195,465     $(1,489)       $(4,298)       $--         $286,037
                                   --------     --------     -------        -------        ----        --------
Net income....................                    40,493                                                 40,493
Unrealized translation
  adjustment..................                                                  383                         383
                                                --------                    -------                    --------
  Comprehensive income........                    40,493                        383                      40,876
                                                --------                    -------                    --------
Issuance of 170,845 shares of
  common stock from exercise
  of stock options............        3,668                                                               3,668
Purchase of common stock......                                                              (98)            (98)
Cash dividends declared on
  common stock ($.42 per
  share)......................                   (12,413)                                               (12,413)
                                   --------     --------     -------        -------        ----        --------
Balance, September 30, 1999
  (unaudited).................     $100,027     $223,545     $(1,489)       $(3,915)       $(98)       $318,070
                                   ========     ========     =======        =======        ====        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                ---------------------
                                                                  1999        1998
                                                                  ----        ----
                                                                     (UNAUDITED)
Cash flows from operating activities
Income from continuing operations...........................    $ 40,493    $  42,695
Adjustments to reconcile to net cash provided by continuing
  operations:
  Depreciation and amortization.............................      16,351       15,959
  Amortization of intangibles...............................       9,534        9,092
  Amortization of debt issuance expenses....................         307          491
  Deferred income taxes.....................................       3,052        2,302
  (Increase) decrease in receivables........................      (7,197)       2,694
  Decrease in inventories...................................       5,078        2,156
  Decrease in trade accounts payable........................      (2,809)      (5,952)
  Decrease in accrued expenses..............................        (805)      (8,111)
  Other transactions -- net.................................      (1,906)        (790)
                                                                --------    ---------
Net cash provided by continuing operations..................      62,098       60,536
Net cash provided by discontinued operations................                    4,490
                                                                --------    ---------
     Net cash flows from operating activities...............      62,098       65,026
                                                                --------    ---------
Cash flows from investing activities
  Additions to property, plant and equipment................     (14,812)     (16,320)
  Acquisition of businesses (net of cash acquired)..........     (48,175)    (118,088)
  Proceeds from sale of businesses..........................                   39,695
                                                                --------    ---------
     Net cash flows from investing activities...............     (62,987)     (94,713)
                                                                --------    ---------
Cash flows from financing activities
  Borrowings under credit agreements for acquisitions.......      48,175      118,088
  Net repayments under the credit agreements................     (28,608)    (147,039)
  Repayments of other long-term debt........................      (3,815)      (4,832)
  Proceeds from issuance of 6.875% Senior Notes.............                  150,000
  Repayment of 9.75% Senior Subordinated Notes..............                  (75,000)
  Financing payments........................................                   (5,031)
  Decrease in accrued interest..............................      (3,029)        (615)
  Dividends paid............................................     (12,390)     (11,865)
  Proceeds from stock option exercises......................       2,871        1,217
  Purchase of common stock..................................         (98)
                                                                --------    ---------
     Net cash flows from financing activities...............       3,106       24,923
                                                                --------    ---------
Net increase (decrease) in cash.............................       2,217       (4,764)
Cash and cash equivalents at beginning of year..............       2,721       11,771
                                                                --------    ---------
Cash and cash equivalents at end of period..................    $  4,938    $   7,007
                                                                ========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................    $ 16,301    $  17,911
  Income taxes..............................................      18,790       24,690
SIGNIFICANT NON-CASH ACTIVITIES
Debt acquired with acquisition of business..................    $ 13,065

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

     The Dispensing Equipment Group manufactures highly engineered equipment for dispensing, metering and mixing tints, colorants, paints, inks and dyes, refinishing equipment and centralized lubrication systems. This equipment is used in a wide array of industries around the world, such as paints and coatings, machinery and transportation equipment, and industrial and automotive refinishing applications.

     The Other Engineered Products Group manufactures proprietary equipment, including engineered banding and clamping devices, fire fighting pumps and rescue tools. These products are used in a broad range of industrial and commercial markets, including fire and rescue, transportation equipment, oil and gas, electronics, communications, traffic and commercial signs.

     Information about the operations of IDEX in different business segments follows based on the nature of products and services offered. The Company's basis of segmentation and basis of segment profit measurement for the quarter and nine months ended September 30, 1999, are the same as those set forth under "Business Segments and Geographic Information" on pages 30 and 31 of the 1998 Annual Report to shareholders. Intersegment sales are accounted for at fair value as if the sales were to third parties. Amounts are in thousands.

                       IDEX CORPORATION AND SUBSIDIARIES

                                                        THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                        --------------------    --------------------
                                                          1999        1998        1999        1998
                                                          ----        ----        ----        ----
                                                            (UNAUDITED)             (UNAUDITED)
Net sales
  Pump Products
     From external customers........................    $ 92,880    $ 92,536    $280,678    $285,066
     Intersegment sales.............................         657         513       2,058       1,727
                                                        --------    --------    --------    --------
       Total group sales............................      93,537      93,049     282,736     286,793
                                                        --------    --------    --------    --------
  Dispensing Equipment
     From external customers........................      41,470      30,741     100,870      94,045
     Intersegment sales.............................           3          18           5          43
                                                        --------    --------    --------    --------
       Total group sales............................      41,473      30,759     100,875      94,088
                                                        --------    --------    --------    --------
  Other Engineered Products
     From external customers........................      35,542      36,129     106,316     108,840
     Intersegment sales.............................                                   2           1
                                                        --------    --------    --------    --------
       Total group sales............................      35,542      36,129     106,318     108,841
                                                        --------    --------    --------    --------
  Intersegment elimination..........................        (660)       (531)     (2,065)     (1,771)
                                                        --------    --------    --------    --------
       Total net sales..............................    $169,892    $159,406    $487,864    $487,951
                                                        ========    ========    ========    ========
Operating income
  Pump Products.....................................    $ 15,486    $ 17,962    $ 50,169    $ 58,210
  Dispensing Equipment..............................       8,414       6,009      19,552      18,759
  Other Engineered Products.........................       6,591       6,839      18,672      18,831
  Corporate Office and Other........................      (2,986)     (3,293)    (10,255)     (9,448)
                                                        --------    --------    --------    --------
       Total operating income.......................    $ 27,505    $ 27,517    $ 78,138    $ 86,352
                                                        ========    ========    ========    ========

2. ACQUISITIONS

     On June 4, 1999, IDEX acquired FAST S.p.A. (FAST) at a cost of approximately $61 million, with financing provided by borrowings under the Company's U.S. bank credit facilities and debt acquired from FAST. FAST, with headquarters near Milan, Italy, is a leading European manufacturer of refinishing and color-formulation equipment for a number of applications, including paints, coatings, inks, colorants and dyes. FAST is being operated as part of IDEX's Dispensing Equipment Group.

     On January 21, 1998, the Company completed the acquisition of Gast Manufacturing Corporation (Gast) for a cash purchase price of $118 million, with financing provided by borrowings under the Company's U.S. bank credit facilities. Gast, headquartered in Benton Harbor, Michigan, is one of the world's leading manufacturers of its type of air-moving equipment. Gast is being operated as part of IDEX's Pump Products Group.

     Both of these acquisitions were accounted for as a purchase, and operating results include the acquisitions from the dates of purchase. Cost in excess of net assets acquired is amortized on a straight-line basis over a period not exceeding 40 years. The unaudited pro forma consolidated results of operations for the nine months ended September 30, 1999 and 1998, reflecting the allocation of the purchase price and the related financing of the transactions are as follows, assuming that these acquisitions had occurred at the beginning of each of the respective periods (in thousands except per share amounts):

                       IDEX CORPORATION AND SUBSIDIARIES

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                --------------------
                                                                  1999        1998
                                                                  ----        ----
                                                                    (UNAUDITED)
Net sales...................................................    $507,673    $522,379
Income from continuing operations before extraordinary
  item......................................................      42,063      43,934
Net income..................................................      42,063      51,602
Basic EPS
  Continuing operations.....................................        1.43        1.50
  Net income................................................        1.43        1.76
Diluted EPS
  Continuing operations.....................................        1.40        1.46
  Net income................................................        1.40        1.71

3. DISCONTINUED OPERATIONS

     In December 1997, IDEX announced its intention to divest its Strippit and Vibratech businesses. The Company completed the sale of Vibratech on June 9, 1998, for $23.0 million in cash, and the sale of Strippit on August 25, 1998, for $19.5 million in cash and notes. Revenues from discontinued operations amounted to $5.7 million and $42.1 million in the third quarter and for the nine months ended September 30, 1998, respectively. Interest income of $0.1 million and interest expense of $0.1 million for the third quarter and for the nine months ended September 30, 1998, respectively, were allocated to these operations based on their acquisition debt, less repayments generated from operating cash flows that could be specifically attributed to these operations.

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

                                                         THIRD QUARTER ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                         -------------------       -------------------
                                                          1999         1998         1999         1998
                                                          ----         ----         ----         ----
                                                             (UNAUDITED)               (UNAUDITED)
Basic weighted average common shares
outstanding.......................................       29,594       29,339       29,514       29,305
Dilutive effect of stock options..................          707          641          542          854
                                                         ------       ------       ------       ------
Weighted average common shares outstanding
  assuming full dilution..........................       30,301       29,980       30,056       30,159
                                                         ======       ======       ======       ======

                       IDEX CORPORATION AND SUBSIDIARIES

6. INVENTORIES

     The components of inventories as of September 30, 1999, and December 31, 1998, were (in thousands):

                                                        SEPTEMBER 30,      DECEMBER 31,
                                                            1999               1998
                                                        -------------      ------------
                                                         (UNAUDITED)
Raw materials and supplies..........................      $ 29,974           $ 27,361
Work in process.....................................        11,417             13,904
Finished goods......................................        64,500             59,936
                                                          --------           --------
       Total........................................      $105,891           $101,201
                                                          ========           ========

     Those inventories which were carried on a LIFO basis amounted to $86,514 and $81,317 at September 30, 1999, and December 31, 1998, respectively. The excess of current cost over LIFO inventory value and the impact of using the LIFO method on earnings are not material.

7. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at September 30, 1999, and December 31, 1998.

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

     New orders totaled $164.3 million in the third quarter of 1999, exceeding last year's third quarter by 8% and sales of $169.9 million were 7% above the same period of last year. Income from continuing operations and earnings per diluted share from continuing operations were above last year's third quarter by 6% and 4%, respectively.

     In the first nine months of 1999, new orders exceeded last year by 2% and sales of $487.9 million were virtually the same as the first three quarters of 1998. Income from continuing operations and earnings per share from continuing operations were below last year's levels by 5%. Since the beginning of the year, IDEX order backlog has increased by more than $3 million and IDEX ended the third quarter with a typical unfilled backlog of about 1 1/4 months' sales. This customarily low level of backlog allows the Company to provide excellent customer service, but also means that changes in orders are felt quickly in operating results.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. The slow rate of growth in 1998 in the United States economy and many other economies in which IDEX sells its products continued into 1999. While the Company has strong market positions, and emphasizes new product development and sales opportunities worldwide, it is not able to escape the soft economic conditions that affect most manufacturing companies. However, the Company does not sell the more cyclical, higher-ticket capital goods, has high margins and strong cash flow, and thus should not face severe financial pressure in an economic downturn. IDEX anticipated a slow start to 1999 because of uncertainties in world economies and in some of its end markets. As expected, economic conditions have continued to improve, but at a pace slower than anticipated, particularly for the process industries served by our pump businesses. This gradual strengthening of the economy is evident in the Company's improvement in third quarter orders, sales and earnings in 1999 compared with the prior year. During the first half of the year, the order backlog had increased by $9 million, which was reduced by almost $6 million during the third quarter. Backlogs at September 30, 1999, decreased from December 31, 1998, in the Pump Products Group but increased in both the Dispensing Equipment and Other Engineered Products Groups. IDEX expects to enhance shipments with further backlog reductions in the fourth quarter. IDEX operates with a very small backlog and must rely on incoming orders to meet sales and profit targets. Given this situation, and with the current pace of incoming orders, IDEX expects earnings per share from continuing operations will be nicely above last year's fourth quarter and at or above this year's third quarter level. The Company remains very optimistic about its long-range prospects as it actively pursues profitable top-line growth initiatives, market share expansion, margin improvement, and its acquisition program.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     The preceding paragraph, the "Liquidity and Capital Resources" and "Year 2000" sections of this management's discussion and analysis of IDEX's operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements relate to, among other things, capital expenditures, cost reduction, cash flow and operating improvements, and are indicated by words such as "anticipate," "estimate," "expects," "plans," "projects," "should," "will," "management believes," "the Company intends" and similar words or phrases. Such statements are subject to inherent uncertainties and risks that could cause actual results to vary materially from suggested results, including but not limited to the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company's results, particularly in light of the low levels of order backlogs IDEX typically maintains; IDEX's ability to integrate and operate acquired businesses, including FAST, on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of IDEX's capacity and the effect of capacity utilization on costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on page 11 and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of three reportable business segments: Pump Products, Dispensing Equipment and Other Engineered Products.

PERFORMANCE IN THE THIRD QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THE SAME PERIOD OF 1998

     Net sales for the three months ended September 30, 1999, were $169.9 million, an increase of 7% from the sales of $159.4 million for the third quarter of 1998. An increase in base business sales of 3% and a 5% contribution from newly acquired FAST were partially offset by a 1% decline related to foreign currency translation. Net income from continuing operations for the quarter amounted to $14.5 million, 6% higher than the $13.7 million earned in last year's third quarter. Diluted earnings per share from continuing operations were 48 cents versus 46 cents in the same quarter last year, and were the second highest for any quarter in the Company's history.

     New orders from continuing operations totaled $164.3 million exceeding last year's third quarter by 8%. The Company ended the third quarter with a typical unfilled orders backlog of about 1 1/4 months' sales.

     In the third quarter of 1999, the Pump Products Group contributed 55% of sales and 51% of operating income, the Dispensing Equipment Group accounted for 24% of sales and 27% of operating income, and the Other Engineered Products Group represented 21% of sales and 22% of operating income. International sales were 40% of total sales in the third quarter of 1999, up from 39% in last year's third quarter.

     Compared to the third quarter of last year, total domestic sales increased 5%, while international sales increased 9%. The increase in international sales principally reflected the sales contribution from the newly acquired FAST business. Excluding FAST, international sales decreased 2% principally reflecting foreign currency translation and lower sales volume. Weaker sales in Europe were only partially offset by slightly improved shipments to the Asia Pacific region.

     Pump Products Group sales of $93.5 million increased by $0.5 million, or 1%, in the third quarter of 1999 compared with last year's third quarter. Sales to customers outside the U.S. declined to 30% of total sales in the third quarter of 1999 from 31% in 1998.

     Dispensing Equipment Group sales of $41.5 million for the three months ended September 30, 1999, increased $10.7 million, or 35%, principally resulting from the recently acquired FAST business. Base business sales volume in the third quarter increased 11% due to higher sales in the paint dispensing markets. Compared to the third quarter of last year, international sales increased 47% reflecting the recent FAST acquisition and domestic sales increased 24% resulting from higher base sales volume in the paint dispensing markets. As a result of the higher rate of international sales improvement, sales to customers outside the U.S. increased to 52% of total Dispensing Equipment Group sales in the third quarter of 1999, up from 48% in the third quarter of 1998.

                       IDEX CORPORATION AND SUBSIDIARIES

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                                        THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                        --------------------    --------------------
                                                          1999        1998      1999(1)     1998(2)
                                                          ----        ----      -------     -------
                                                            (UNAUDITED)             (UNAUDITED)
Pump Products Group
  Net sales(3)......................................    $ 93,537    $ 93,049    $282,736    $286,793
  Operating income(4)...............................      15,486      17,962      50,169      58,210
  Operating margin..................................        16.6%       19.3%       17.7%       20.3%
  Depreciation and amortization.....................    $  4,846    $  5,145    $ 14,656    $ 14,837
  Capital expenditures..............................       2,767       1,344       6,966       6,500
Dispensing Equipment Group
  Net sales(3)......................................    $ 41,473    $ 30,759    $100,875    $ 94,088
  Operating income(4)...............................       8,414       6,009      19,552      18,759
  Operating margin..................................        20.3%       19.5%       19.4%       19.9%
  Depreciation and amortization.....................    $  2,453    $  1,796    $  5,875    $  5,298
  Capital expenditures..............................       2,258       1,030       4,765       2,778
Other Engineered Products Group
  Net sales(3)......................................    $ 35,542    $ 36,129    $106,318    $108,841
  Operating income(4)...............................       6,591       6,839      18,672      18,831
  Operating margin..................................        18.5%       18.9%       17.6%       17.3%
  Depreciation and amortization.....................    $  1,671    $  1,589    $  5,120    $  4,736
  Capital expenditures..............................         902       1,404       3,027       4,264
Company
  Net sales.........................................    $169,892    $159,406    $487,864    $487,951
  Operating income..................................      27,505      27,517      78,138      86,352
  Operating margin..................................        16.2%       17.3%       16.0%       17.7%
  Depreciation and amortization(5)..................    $  9,048    $  8,588    $ 25,885    $ 25,051
  Capital expenditures..............................       5,931       3,778      14,812      16,320

-------------------------
(1) Includes acquisition of FAST (June 4, 1999) from date of purchase.

(2) Includes acquisition of Gast (January 21, 1998) from date of purchase.

(3) Group net sales include intersegment sales.

(4) Group operating income excludes net unallocated corporate operating expenses.

(5) Excludes amortization of debt issuance expenses.

     Other Engineered Products Group sales of $35.5 million decreased by $0.6 million, or 2%, in the third quarter of 1999 compared with 1998. The decrease was caused mainly by lower international sales in the fire and rescue markets and unfavorable foreign currency translation. Sales to customers outside the U.S. were 50% of total group sales in the third quarter of 1999, down from 51% in same quarter of 1998.

     Gross profit of $65.8 million in the third quarter of 1999 increased by $3.4 million, or 5%, from 1998 and primarily reflected the higher sales volume. Gross profit as a percent of sales was 38.7% in 1999, down from 39.2% in 1998. The decrease in year-to-year gross profit margins was principally caused by sales mix.

     Selling, general and administrative expenses increased to $35.4 million in 1999 from $32.2 million in 1998, and as a percent of sales, increased to 20.8% from 20.2% in 1998. Goodwill amortization expense increased $0.2 million to $2.9 million as a result of the FAST acquisition.

     Operating income totaled $27.5 million in 1999 and was essentially unchanged from 1998. Operating income as a percent of sales decreased to 16.2% in 1999 from 17.3% in 1998. In the Pump Products Group, operating income of $15.5 million and operating margin of 16.6 % in 1999 compared to the $18.0 million and 19.3% achieved in 1998. The declines in operating income and margins for the Company and the Pump Products Group were chiefly caused by sales mix. The unfavorable sales mix was caused by lower sales from certain business units in the Pump Products Group which have higher operating margins and serve the chemical processing, oil and gas, and pulp and paper markets. The Dispensing Equipment Group operating income of $8.4 million increased from the $6.0 million achieved in 1998 resulting from the inclusion of the recently acquired FAST business and the increase in base sales volume. Operating margins in the Dispensing Equipment Group were 20.3% in the third quarter of this year and compared favorably to the 19.5% operating margins of the comparable 1998 quarter. The Other Engineered Products Group operating income of $6.6 million and operating margin of 18.5% were down slightly from $6.8 million and 18.9% achieved in 1998.

     Interest expense decreased to $4.7 million in the third quarter of 1999 from $5.5 million in 1998. The decrease in interest was due to lower interest rates, debt reductions from operating cash flow and the proceeds from the sale of discontinued businesses during 1998, partially offset by additional debt required for the FAST acquisition.

     The provision for income taxes totaled $8.4 million in 1999 and was unchanged from 1998. The effective tax rate was 36.9% in the third quarter of 1999, down from the 38.0% in 1998.

     Income from continuing operations of $14.5 million in the third quarter of 1999 was 6% higher than income of $13.7 million in 1998. Diluted earnings per share from continuing operations amounted to 48 cents per share in 1999, an increase of 2 cents per share, or 4%, from the 46 cents achieved in 1998.

     During the third quarter of 1998, the Company recorded income of $0.6 million, or 2 cents per share, from discontinued operations related to the sale of discontinued business units. The Company completed the sale of Vibratech on June 9, 1998, and the sale of Strippit on August 25, 1998.

     Total net income of $14.5 million in the third quarter of 1999 was 1% higher than net income of $14.3 million in 1998. Diluted earnings per share on a net income basis were 48 cents per share in the third quarter of 1999 and were unchanged from 1998.

PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE SAME PERIOD OF 1998

     In the first nine months of 1999, net sales of $487.9 million were virtually the same as the first three quarters of 1998. A 2% decline in base business volume and an unfavorable 1% foreign currency translation were offset by a 3% increase from recent acquisitions. Net income from continuing operations of $40.5 million was 5% below the $42.7 million of 1998's first nine months, and diluted earnings per share from continuing operations of $1.35 compared to $1.42 last year.

     In the first nine months of 1999, the Pump Products Group represented 58% of sales and 57% of operating income, the Dispensing Equipment Group accounted for 20% of sales and 22% of operating income, and the Other Engineered Products Group contributed 22% of sales and 21% of operating income.

International sales were 38% of total sales in this year's first three quarters, compared with 39% in the same period last year.

     In the first nine months of 1999, total domestic sales increased 2% while international sales declined by 3%. Weaker sales in Europe and Latin America were only partially offset by slightly improved shipments to the Asia Pacific region.

     Pump Products Group sales of $282.7 million decreased $4.1 million, or 1%, for the nine months ended September 30, 1999, compared with 1998. The inclusion of Gast, acquired on January 21, 1998, for a full nine months of 1999 added 4% to the sales growth, but was offset by a 5% decline in base business activity of the Pump Products Group. Sales to customers outside the U.S. declined to 30% of total sales in the first nine months of 1999 from 31% in 1998 principally due to lower sales in Europe.

     Dispensing Equipment Group sales of $100.9 million increased by $6.8 million, or 7%, in the first nine months of 1999 compared with the comparable period of last year mainly due to the inclusion of the recently acquired FAST business in 1999. Sales to customers outside the U.S. were 47% of total Dispensing Equipment Group sales in the first nine months of 1999, unchanged from 1998 as the additional international sales from the acquired FAST business were offset by lower base international sales in Europe.

     Other Engineered Products Group sales of $106.3 million decreased by $2.5 million, or 2%, in the nine months ended September 30, 1999, compared with 1998. The decrease chiefly reflects lower international sales in the fire, rescue and banding and clamping markets. Sales to customers outside the U.S. were 50% of total group sales in the first nine months of 1999, down from 53% in 1998.

     Gross profit of $191.9 million for the first nine months of 1999 decreased by $2.3 million, or 1%, from 1998. Gross profit as a percent of sales was 39.3% in 1999, down from 39.8% in 1998. The decrease in year-to-year gross profit margins was caused primarily by sales mix with lower sales from certain business units in the Pump Products Group which have higher margins and serve the chemical processing, oil and gas, and pulp and paper markets.

     Selling, general and administrative expenses increased $5.5 million, or 6%, to $105.4 million in 1999, and as a percent of sales, increased to 21.6% from 20.5% in 1998 principally reflecting recently acquired businesses. Goodwill amortization expense increased by 5% to $8.3 million primarily due to inclusion of recently acquired businesses. As a percent of sales, goodwill amortization expense remained flat at about 2% for both years.

     Operating income decreased by $8.2 million, or 10%, to $78.1 million in 1999 from $86.4 million in 1998. Operating income as a percent of sales decreased to 16.0% in 1999 from 17.7% in 1998. In the Pump Products Group, operating income of $50.2 million and operating margin of 17.7% in 1999 compared to the $58.2 million and 20.3% in 1998. The declines in operating income and margins for the Company and the Pump Products Group were primarily caused by lower sales from certain business units in the Pump Products Group which have higher operating margins and serve the chemical processing, oil and gas, and pulp and paper markets. Operating income in the Dispensing Equipment Group of $19.6 million in 1999 was $0.8 million higher than the $18.8 million achieved in 1998 principally due to the inclusion of the recent FAST acquisition in 1999. Operating margin in the Dispensing Equipment Group of 19.4% in the third quarter of 1999 was down slightly from last year's margin of 19.9% principally due to inclusion of FAST in 1999 which has lower margins. Operating income in the Other Engineered Products Group of $18.7 million was essentially equal to 1998 while operating margin was 17.6% this year versus 17.3% in the prior year.

     Interest expense decreased to $13.6 million in the first nine months of 1999 from $17.5 million in 1998. The decrease in interest was due to lower interest rates, debt reductions from operating cash flow and the proceeds from the sale of discontinued businesses during 1998, partially offset by additional debt required for the acquisition of the FAST business.

     The provision for income taxes decreased to $24.4 million in 1999 from $26.2 million 1998. The effective tax rate was 37.6% for the first nine months of 1999, down from the 38.0% in 1998.

     Income from continuing operations of $40.5 million in the first nine months of 1999 was 5% lower than income of $42.7 million in 1998. Diluted earnings per share from continuing operations amounted to $1.35 in the first nine months of 1999, a decrease of 7 cents per share, or 5%, from the $1.42 achieved in the first three quarters of 1998.

     During the nine months ended September 30, 1998, the Company recorded income of $10.2 million, or 33 cents per share, from discontinued operations. This included a net gain of $9.0 million related to the sale of discontinued business units. The Company completed the sale of Vibratech on June 9, 1998, and the sale of Strippit on August 25, 1998.

     In the first quarter of 1998, the Company retired, at a premium, its 9 3/4% $75 million Senior Subordinated Notes due in 2002. The transaction resulted in an extraordinary charge of $2.5 million, net of an income tax benefit.

     Total net income of $40.5 million in the first nine months of 1999 was 20% lower than net income of $50.4 million in 1998. Diluted earnings per share on a net income basis were $1.35 in 1999 versus $1.67 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, IDEX's working capital was $137.2 million and its current ratio was 2.6 to 1. The Company's cash flow from continuing operations increased by $1.6 million in 1999 to $62.1 million. The improvement in cash flow principally resulted from lower income tax payments partially offset by lower income from continuing operations. Cash flow from discontinued operations decreased $4.5 million as a result of selling the discontinued operations during 1998.

     Cash flow provided by operations was more than adequate to fund capital expenditures of $14.8 million and $16.3 million in 1999 and 1998, respectively. The majority of capital expenditures were for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample production capacity in its plants to meet expected needs for future growth.

     The Company acquired FAST on June 4, 1999, at a cost of approximately $61 million. The acquisition was accounted for using the purchase method and was financed through borrowings under the Company's U.S. bank credit facilities and debt acquired from FAST. IDEX acquired bank borrowings and notes payable of 24.3 billion lira ($13.1 million) in connection with this acquisition. Interest is payable on the outstanding balance at rates ranging from 1.9% to 4.7%.

     At September 30, 1999, the maximum amount available under the U.S. Credit Agreement was $235 million, of which $100.4 million was borrowed, including an 82 million Netherlands guilder borrowing ($39.8 million) and a 90 billion Italian lira borrowing ($49.7 million). The Netherlands guilder and Italian lira borrowings provide an economic hedge against the net investment in Fluid Management's Netherlands operation and FAST's Italian operation, respectively. The availability under this facility declines in stages, to $210 million on July 1, 2000. Any amount outstanding at July 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin. At September 30, 1999, the applicable margin was 50 basis points. The Company also pays a facility fee of 15 basis points on the total facility. The Company also has a $15 million demand line of credit available for short-term borrowing requirements at the bank's reference rate or at an optional rate based on the bank's cost of funds. At September 30, 1999, the Company had $9.0 million borrowed under this short-term line of credit at an interest rate of 5.8% per annum.

     At September 30, 1999, the maximum amount available under the Company's German credit agreement was 52.5 million marks ($28.7 million), of which 52 million marks ($28.4 million) was being used, which provides an economic hedge against the net investment in the Company's Lukas subsidiary. The availability under this agreement declines to 37 million marks at November 1, 2000. Any amount outstanding at November 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus an applicable margin. At September 30, 1999, the applicable margin was 77.5 basis points.

     On October 20, 1998, IDEX's Board of Directors authorized the repurchase of up to 1.5 million shares of common stock either at market prices or on a negotiated basis as market conditions warrant, which will be funded with borrowings under the Company's existing lines of credit. During the first nine months of 1999, 4,500 shares had been repurchased under the program at a cost of approximately $98,000.

     IDEX believes it will generate sufficient cash flow from operations in 1999 to meet its operating requirements, interest and scheduled amortization payments under the U.S. Credit Agreement, the demand line of credit and the German credit agreement, interest and principal payments on the Senior Notes, any share repurchases, approximately $22 million of planned capital expenditures, and approximately $17 million of annual dividend payments to holders of common stock. From commencement of operations in January 1988 until September 30, 1999, IDEX has borrowed $639 million under its various credit agreements to complete 14 acquisitions. During this same period IDEX generated, principally from operations, cash flow of $504 million to reduce its indebtedness. In the event that suitable businesses are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $303.5 million of long-term debt of the Company outstanding at September 30, 1999. Approximately 20% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $305,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is either fixed rate debt or debt that has been essentially fixed through the use of interest rate swaps. The Company will from time to time enter into interest rate swaps on its debt when it believes there is a clear financial advantage for doing so. A formalized treasury risk management policy adopted by the Board of Directors exists that describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes, and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

     The Company's foreign currency exchange rate risk is limited principally to the German mark, Dutch guilder, Italian lira, British pound, euro and other Western European currencies. The Company manages its foreign exchange risk principally through the invoicing of its customers in the same currency as the source of the products.

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

November 4, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
3.1        Restated Certificate of Incorporation of IDEX (formerly HI,
           Inc.) (incorporated by reference to Exhibit No. 3.1 to the
           Registration Statement on Form S-1 of IDEX, et al.,
           Registration No. 33-21205, as filed on April 21, 1988)
3.1(a)     Amendment to Restated Certificate of Incorporation of IDEX
           (formerly HI, Inc.), as amended (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
           Form 10-Q for the quarter ended March 31, 1996, commission
           File No. 1-10235)
3.2        Amended and Restated By-Laws of IDEX (incorporated by
           reference to Exhibit No. 3.2 to Post-Effective Amendment No.
           2 to the Registration Statement on Form S-1 of IDEX, et al.,
           Registration No. 33-21205, as filed on July 17, 1989)
3.2(a)     Amended and Restated Article III, Section 13 of the Amended
           and Restated By-Laws of IDEX (incorporated by reference to
           Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the
           Registration Statement on Form S-1 of IDEX, et al.,
           Registration No. 33-21205, as filed on February 12, 1990)
4.1        Restated Certificate of Incorporation and By-Laws of IDEX
           (filed as Exhibits No. 3.1 through 3.2 (a))
4.2        Indenture, dated as of February 23, 1998, between IDEX, and
           Norwest Bank Minnesota, National Association, as Trustee,
           relating to the 6 7/8% of Senior Notes of IDEX due February
           15, 2008 (incorporated by reference to Exhibit No. 4.1 to
           the Current Report of IDEX on Form 8-K dated February 23,
           1998, Commission File No. 1-10235)
4.3        Specimen Senior Note of IDEX (incorporated by reference to
           Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K
           dated February 23, 1998, Commission File No. 1-10235)
4.4        Specimen Certificate of Common Stock (incorporated by
           reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as
           filed on September 16, 1991)
4.5        Third Amended and Restated Credit Agreement dated as of July
           17, 1996, among IDEX, Bank of America NT&SA, as Agent, and other financial institutions named therein (the "Banks")
           (incorporated by reference to Exhibit No. 4.5 to the
           Quarterly Report of IDEX on Form 10-Q for the quarter ended
           June 30, 1996, Commission File No. 1-10235)
4.5(a)     First Amendment to the Third Amended and Restated Credit
           Agreement dated as of April 11, 1997 (incorporated by
           reference to Exhibit No. 4.5(a) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
4.5(b)     Second Amendment to the Third Amended and Restated Credit
           Agreement dated as of January 20, 1998 (incorporated by
           reference to Exhibit No. 4.5(b) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
4.5(c)     Third Amendment to the Third Amended and Restated Credit
           Agreement dated as of February 9, 1998 (incorporated by
           reference to Exhibit No. 4.5(c) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
4.5(d)     Fourth Amendment to the Third Amended and Restated Credit
           Agreement dated as of April 3, 1998 (incorporated by
           reference to Exhibit No. 4.5(d) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
4.5(e)     Fifth Amendment to the Third Amended and Restated Credit
           Agreement dated as of June 8, 1999 (incorporated by
           reference to Exhibit No. 4.5(e) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1999,
           Commission File No. 1-10235)
27*        Financial Data Schedule

-------------------------
* Filed herewith