Form 10-K405
period 1999-12-31
IDEX CORP /DE/
filed 2000-02-04
CIK 832101

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

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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


                 Registrant's telephone number: (847) 498-7070

          Securities registered pursuant to section 12(B) of the act:


      TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------             -----------------------------------------
         Common stock,                         New York Stock Exchange
   par value $.01 per share                    Chicago Stock Exchange



        Securities registered pursuant to section 12(g) of the act: none

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of IDEX Corporation as of December 31, 1999 was $601,638,111.

     The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of January 28, 2000 was 29,661,553.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1999 Annual Report to Shareholders of IDEX Corporation (the "1999 Annual Report") are incorporated by reference into Parts I and II of this Form 10-K and portions of the definitive Proxy Statement of IDEX Corporation (the "2000 Proxy Statement") with respect to the 2000 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     IDEX Corporation ("IDEX" or the "Company") manufactures an extensive array of proprietary, engineered industrial products sold to customers in a variety of industries around the world. The Company believes that each of its principal business units holds the number-one or number-two market share position in each unit's niche market. IDEX believes that its consistent financial performance has been attributable to the manufacture of quality proprietary products designed and engineered by the Company, coupled with its ability to identify and successfully integrate strategic acquisitions. IDEX consists of three reportable business segments: Pump Products Group, Dispensing Equipment Group, and Other Engineered Products Group.

PUMP PRODUCTS GROUP

     The Pump Products Group designs, produces and distributes a wide variety of industrial pumps, compressors and related controls for the movement of liquids, air and gases. The devices and equipment produced by this Group are used by a large and diverse set of industries, including chemical processing, machinery, water treatment, medical equipment, petroleum distribution, oil and refining, and food processing. In 1999, the six business units that comprised this group were Corken, Gast Manufacturing, Micropump, Pulsafeeder, Viking Pump, and Warren Rupp. The group accounted for 57% of sales and 56% of operating income in 1999, with 31% of sales shipped to customers outside the U.S.

     Corken. Corken is a leading producer of positive displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Management estimates that Corken has approximately a 50% U.S. market share for pumps and compressors used in liquefied petroleum gas distribution facilities. Corken's products are used for the transfer and recovery of non-viscous, toxic, and hazardous fluids in either liquid or vapor form. Corken's products are used in a variety of industries including liquefied petroleum gas, oil and gas, petrochemical, pulp and paper, transportation, marine, food processing and general industrial. Approximately 45% of Corken's 1999 sales were to customers outside the U.S. Corken, which was acquired by IDEX in 1991, is based in Oklahoma City, Oklahoma.

     Gast Manufacturing. Gast Manufacturing (Gast) is a leading manufacturer of air-moving products with an estimated 33% U.S. market share in air motors, low and medium range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast's products are used in applications requiring a quiet, clean source of moderate vacuum or pressure. Gast's primary markets served are medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts and industrial manufacturing. Approximately 20% of Gast's 1999 sales were to customers outside the U.S. Gast was acquired in 1998 and is based in Benton Harbor, Michigan, with an additional operation in England.

     Micropump. Micropump is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps with an approximate 40% U.S. market share. Micropump's products are used in low-flow abrasive and corrosive applications. Micropump serves markets including printing machinery, medical equipment, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp and paper, water treatment and textiles. Micropump's sales in 1999 to customers outside the U.S. were 50%. Micropump, which was acquired by IDEX in 1995, has its headquarters facility in Vancouver, Washington, and also has an operation in England.

     Pulsafeeder. Pulsafeeder is a leading manufacturer of metering pumps, special purpose rotary pumps, peristaltic pumps, electronic controls and dispensing equipment with an estimated 40% U.S. market share. Pulsafeeder's products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition. Pulsafeeder's markets include water and wastewater treatment, power generation, pulp and paper, chemical and hydrocarbon processing, swimming pool, industrial and commercial laundry and dishwashing. In 1999, approximately 30% of Pulsafeeder's sales were to customers outside the U.S. Knight Equipment International (Knight) was acquired in 1997 and is operated as part of the Pulsafeeder business unit. Pulsafeeder was acquired in 1992 and is headquartered in Rochester, New York, with additional operations in Lake Forest, California, Punta Gorda, Florida, and Enschede, The Netherlands.

     Viking Pump. Viking Pump is one of the world's largest internal gear pump producers. Management believes that Viking has an estimated 35% of the U.S. rotary gear pump market. Viking also produces lobe and metering pumps, strainers and reducers, and related controls. These products are used for transferring and metering thin and viscous liquids. Markets served by Viking include chemical, petroleum, pulp and paper, plastics, paints, inks, tanker trucks, compressor, construction, food, beverage, personal care, pharmaceutical and biotech. Approximately 30% of Viking's 1999 sales were to customers outside the U.S. Viking operates two foundries that supply a majority of Viking's castings requirements. In addition, these foundries sell a variety of castings to outside customers. Viking is based in Cedar Falls, Iowa with additional operations in Canada, England and Ireland.

     Warren Rupp. Warren Rupp is a leading producer of double-diaphragm pumps, both air-operated and motor-driven, and accessories with an estimated 25% U.S. market share. Warren Rupp's products are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. Warren Rupp serves markets including chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance. Sales to customers outside the U.S. in 1999 were 50%. Blagdon Pump was acquired in 1997 and is operated as part of the Warren Rupp business unit. Warren Rupp is based in Mansfield, Ohio, with an additional operation in England.

DISPENSING EQUIPMENT GROUP

     The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks, dyes; refinishing equipment; and centralized lubrication systems. This proprietary equipment is used in a variety of retail and commercial industries around the world. These units provide componentry and systems for applications such as tinting paints and coatings; providing industrial and automotive refinishing equipment; and the precise lubrication of machinery and transportation equipment. In 1999, the three business units that comprised this group were FAST, Fluid Management, and Lubriquip. The group accounted for 21% of sales and 22% of operating income in 1999, with 48% of sales shipped to customers outside the U.S.

     FAST. The Company acquired FAST S.p.A. (FAST) on June 4, 1999, at a cost of approximately $62 million. FAST is a leading European manufacturer of precision-designed tinting, mixing, dispensing and measuring equipment for refinishing, architectural and industrial paints, inks, dyes, pastes and other liquids. Management estimates that FAST has a 33% worldwide share of the refinishing equipment market. FAST's products are used for the precise and reliable reproduction of colors based on paint producers' formulas. Through architectural, refinishing and industrial paint producers, precision equipment is supplied to retail and commercial stores, home centers, and automotive body shops. Approximately 95% of FAST's sales in 1999 were to customers outside the U.S. FAST is based in Milan, Italy.

     Fluid Management. Fluid Management is a market leader in automatic and manually operated dispensing, metering and mixing equipment for the paints and coatings market with an estimated 50% worldwide market share. Fluid Management's products are used for the precise blending of base paints, tints and colorants, and inks and dyes. Fluid Management's markets include retail and commercial paint stores, hardware stores, home centers, department stores, printers, and paint and ink manufacturers. Approximately 50% of Fluid Management's 1999 sales were to customers outside the U.S. Fluid Management was acquired by IDEX in 1996 and is based in Wheeling, Illinois. Additional operations are located in The Netherlands and Australia.

     Lubriquip. Lubriquip is a market leader in centralized oil and grease lubrication systems, force-feed lubricators, metering devices, related electronic controls and accessories with an estimated 33% share of the U.S. market for centralized oil lubrication systems. Lubriquip's products are used to prolong equipment life, reduce maintenance costs and increase productivity. Lubriquip serves markets including machine tools, transfer machines, conveyors, packaging equipment, transportation equipment, construction machinery, food processing and paper machinery. Approximately 20% of Lubriquip's sales in 1999 were to customers outside the U.S. Lubriquip is headquartered in Warrensville Heights, Ohio, with an additional operation in Madison, Wisconsin.

OTHER ENGINEERED PRODUCTS GROUP

     The Other Engineered Products Group manufactures engineered banding and clamping devices, fire fighting pumps and rescue tools. The high-quality stainless steel bands, buckles and preformed clamps and related installation tools are used in applications including securing hoses, signals, pipes, poles, electrical lines, sign-mounting systems and numerous other "hold-together" applications. The group also includes the world's leading manufacturer of truck-mounted fire pumps and rescue tool systems used by public and private fire and rescue organizations. In 1999, the two units that comprised this group were Band-It and Hale Products. The group accounted for 22% of sales and operating income in 1999, with 51% of sales shipped to customers outside the U.S.

     Band-It. Band-It is a leading producer of high-quality stainless steel bands, buckles and clamping systems with an estimated 40% worldwide market share. Band-It's products are used for securing hose fittings, signs, signals, pipes, poles, electrical shielding and bundling and numerous other "hold-together" applications for industrial and commercial use. Band-It's markets include transportation equipment, oil and gas, industrial maintenance, electronics, electrical, communications, aerospace, traffic and commercial signs. In 1999, approximately 60% of Band-It's sales were to customers outside the U.S. Signfix was acquired in 1993 and is being operated as part of the Band-It business unit. Band-It is based in Denver, Colorado, with three additional operations in England and one in Singapore.

     Hale Products. Hales Products (Hale) is the world's leading manufacturer of truck-mounted fire pumps and rescue systems with an estimated 50% worldwide market share. Hale's products include the Hurst Jaws of Life(R) and Lukas(R) rescue systems. Hale's pumps are used to pump water or foam to extinguish fires; its rescue equipment is used to extricate accident victims; and its forced entry equipment is used for law enforcement and disaster recovery. Hale's markets include public and private fire and rescue organizations. Approximately 45% of Hale's 1999 sales were to customers outside the U.S. Lukas was acquired in 1995 and is operated as part of the Hale Products business unit. Hale was acquired by IDEX in 1994. Hale is headquarted in Conshohocken, Pennsylvania, with additional operations in Shelby, North Carolina, St. Joseph, Tennessee, Warwick, England, and Erlangen, Germany.

GENERAL ASPECTS APPLICABLE TO THE COMPANY'S BUSINESS GROUPS

COMPETITORS

     The Company's businesses are highly competitive in most product lines. Generally, all of the Company's businesses compete on the basis of performance, quality, service, and price.

     Principal competitors of the businesses in the Pump Products Group are the Blackmer division of Dover Corporation (with respect to rotary gear pumps, and pumps and small horsepower compressors used in liquified petroleum gas distribution facilities); Milton Roy, a division of United Technologies Corporation (with respect to metering pumps and controls); Roper Industries (with respect to rotary gear pumps); Wilden Pump and Engineering Co., a division of Dover Corporation (with respect to air-operated double-diaphragm pumps); Tuthill Corporation (with respect to rotary gear pumps); and Thomas Industries (with respect to vacuum pumps and compressors).

     The principal competitors of the Dispensing Equipment Group are Corob (with respect to dispensing and mixing equipment for the paint industry); Dedoes Industries Incorporated (with respect to automotive and industrial refinishing equipment); and Lincoln Industrial, a division of Pentair Incorporated (with respect to centralized lubrication systems).

     The Other Engineered Products Group's principal competitors are A.J. Gerrard & Company (with respect to stainless steel bands, buckles and tools); Waterous Company, a division of American Cast Iron Pipe Company (with respect to truck-mounted fire-fighting pumps); and Holmotro (with respect to rescue tools).

EMPLOYEES

     At December 31, 1999, IDEX had approximately 3,800 employees. Approximately 15% were represented by labor unions with various contracts expiring though March 2003. Management believes that the Company's relationship with its employees is good. The Company has historically been able to satisfactorily renegotiate its collective bargaining agreements, with its last work stoppage in March 1993.

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

SEGMENT INFORMATION

     For segment financial information for the years 1999, 1998, and 1997, see the table titled "Company and Business Group Financial Information" presented on page 18 under "Management's Discussion & Analysis of Financial Condition & Results of Operations" and Note 10 of the "Notes to Consolidated Financial Statements" on pages 30 and 31 of the 1999 Annual Report, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past 5 years.

                                              YEARS OF
NAME                                   AGE   SERVICE (1)                 POSITION
----                                   ---   -----------                 --------
Frank J. Hansen......................  58        24        President, Chief Executive Officer
                                                                and Director
Wayne P. Sayatovic...................  53        27        Senior Vice President-Finance and
                                                                Chief Financial Officer
Jerry N. Derck.......................  52         7        Vice President-Human Resources
James R. Fluharty....................  56        12        Vice President-Corporate Marketing
                                                                and Group Executive
Clinton L. Kooman....................  56        35        Vice President-Controller
Douglas C. Lennox....................  47        20        Vice President-Treasurer
John L. McMurray.....................  49         7        Vice President-Group Executive and
                                                                President, Viking Pump
Dennis L. Metcalf....................  52        26        Vice President-Corporate Development
Frank J. Notaro......................  36         2        Vice President-General Counsel and
                                                                Secretary
Rodney L. Usher......................  54        19        Vice President-Group Executive and
                                                                President, Pulsafeeder
David T. Windmuller..................  42        19        Vice President-Operations

-------------------------
(1) The years of service for executive officers include the period prior to acquisition by IDEX or with IDEX's predecessor company.

     Mr. Hansen was appointed President and Director of IDEX by the Board of Directors on January 1, 1998 and was appointed Chief Executive Officer on April 1, 1999. Previously, Mr. Hansen served as Senior Vice President-Operations and Chief Operating Officer from August 1994 to December 1997. Mr. Hansen was Vice President-Group Executive of the Company from January 1993 to July 1994. From 1989 to July 1994, Mr. Hansen was president of Viking Pump. Mr. Hansen is a director of Gardner Denver Machinery, Inc. In the fourth quarter of 1999, the Company announced that Mr. Hansen had made a decision to retire. Mr. Hansen will remain President and Chief Executive Officer until his replacement has been selected.

     Mr. Sayatovic has been Senior Vice President-Finance and Chief Financial Officer of the Company since January 1992 and was Vice President-Treasurer from January 1988 to December 1991. He also served as Secretary from January 1988 to February 1998.

     Mr. Derck has been Vice President-Human Resources of the Company since November 1992.

     Mr. Fluharty has served as Vice President-Corporate Marketing of the Company since March 1997 and as Vice President-Group Executive since December 1998. He was President of Fluid Management from January 1998 to December 1998 and from April 1996 to February 1997 he was President of Micropump. Previously, Mr. Fluharty served as President of John Crane North America from May 1993 to March 1996, as Executive Vice President of Viking Pump from May 1992 to April 1993, and Vice President-Marketing of Viking Pump from 1988 to April 1992.

     Mr. Kooman has been Vice President-Controller of the Company since November 1995. Mr. Kooman served as Assistant Controller of Manufacturing Accounting from January 1988 to October 1995.

     Mr. Lennox has served as Vice President-Treasurer of the Company since November 1995. From April 1991 to October 1995, Mr. Lennox was Vice President-Controller of Lubriquip. Mr. Lennox was Assistant Controller of Financial Accounting from January 1988 to March 1991.

     Mr. McMurray has been Vice President-Group Executive of the Company since November 1998 and President of Viking Pump since January 1997. He was Executive Vice President of Viking Pump from August 1994 to December 1996, and Vice President-Finance of Viking Pump from October 1992 to July 1994.

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

ITEM 2. PROPERTIES.

     The Company's principal plants and offices have an aggregate floor space area of approximately 2.7 million square feet, of which 1.9 million square feet (70%) are located in the U.S. and approximately 800,000 square feet (30%) are located outside the U.S., primarily in the U.K. (10%), Italy (10%), Germany (5%) and The Netherlands (4%). These facilities are considered to be suitable and adequate for their operations. Management believes that utilization of manufacturing capacity ranges from 50% to 80% in each facility. The Company's executive office occupies approximately 12,000 square feet of leased space in Northbrook, Illinois.

     Approximately 2.0 million square feet (74%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.5 million square feet (56%) of the principal plant and office floor area is held by business units in the Pump Products Group; 600,000 square feet (22%) is held by business units in the Dispensing Equipment Group; and 600,000 square feet (22%) is held by business units in the Other Engineered Products Group.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and the Company's subsidiaries (Subsidiaries) are party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's business or financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     Information regarding the prices of, and dividends on, the Common Stock, and certain related matters, is incorporated herein by reference to "Shareholder Information" on page 37 of the 1999 Annual Report.

     The principal market for the Common Stock is the New York Stock Exchange, but the Common Stock is also listed on the Chicago Stock Exchange. As of January 28, 2000, the Common Stock was held by approximately 7,000 shareholders and there were 29,661,553 shares of Common Stock outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under "Historical Data" on pages 14 and 15 of the 1999 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under "Management's Discussion & Analysis of Financial Condition & Results of Operations" on pages 16 to 21 of the 1999 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information set forth under the caption "Quantitative and Qualitative Disclosure about Market Risk" on page 21 of the 1999 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of IDEX, including Notes thereto, together with the independent auditors' report thereon of Deloitte & Touche LLP on pages 22 to 34 of the 1999 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding the directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the 2000 Proxy Statement.

     Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this report under the caption "Executive Officers of the Registrant" on page 5.

     Certain information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the information set forth under "Compliance with Section 16(a) of the Exchange Act" in the 2000 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding executive compensation is incorporated herein by reference to the materials under the caption "Compensation of Executive Officers" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption "Security Ownership" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption "Certain Interests" in the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  1. Financial Statements

     The following financial statements are incorporated herein by reference to the 1999 Annual Report.



                                                              1999 ANNUAL
                                                              REPORT PAGE
                                                              -----------

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................        22
Statements of Consolidated Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................        23
Statements of Consolidated Shareholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............        24
Statements of Consolidated Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................        25
Notes to Consolidated Financial Statements..................     26-33
Independent Auditors' Report................................        34



                                                                       1999 FORM
                                                                       10-K PAGE
                                                                       ---------

     2. Financial Statement Schedule
        (a) Independent Auditors' Report............................        10
        (b) Schedule II - Valuation and Qualifying Accounts.........        10
            All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial
            Statements of IDEX or the Notes thereto.

     3. Exhibits

          The exhibits filed with this report are listed on the "Exhibit Index."

(B) Report on Form 8-K

     In a report on Form 8-K, dated December 6, 1999, and filed with the Securities and Exchange Commission on December 6, 1999, IDEX Corporation announced that Frank J. Hansen, the Company's President and Chief Executive Officer had made a decision to retire. Mr. Hansen, 58, has been with the Company for 24 years, was named President in January 1998 and assumed the additional duties of CEO as of April 1, 1999.

     The Board of Directors expressed its appreciation for his many years of valuable contributions to the success of the Company and reported that the search for a successor is underway. Mr. Hansen will remain President and CEO until his replacement has been selected.

                          INDEPENDENT AUDITORS' REPORT

IDEX CORPORATION:

     We have audited the consolidated financial statements of IDEX Corporation and its Subsidiaries as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon, dated January 18, 2000: such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of IDEX Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
January 18, 2000

                       IDEX CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                               BALANCE     CHARGED TO                                   BALANCE
                                              BEGINNING    COSTS AND                                    END OF
               DESCRIPTION                     OF YEAR      EXPENSES     DEDUCTIONS (1)    OTHER (2)     YEAR
               -----------                    ---------    ----------    --------------    ---------    -------
                                                                         (IN THOUSANDS)
Year Ended December 31, 1999:
  Deducted from Assets to Which They
     Apply:
     Allowance for Doubtful Accounts......     $2,484        $1,392          $1,051          $310       $3,135
Year Ended December 31, 1998:
  Deducted from Assets to Which They
     Apply:
     Allowance for Doubtful Accounts......      2,561           665           1,060           318        2,484
Year Ended December 31, 1997:
  Deducted from Assets to Which They
     Apply:
     Allowance for Doubtful Accounts......      2,111         1,315           1,083           218        2,561

-------------------------
(1) Represents uncollectible accounts, net of recoveries.

(2) Represents acquisition, translation and reclassification adjustments.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of February, 2000.
                                          IDEX CORPORATION
                                          By     /s/ WAYNE P. SAYATOVIC
                                            ------------------------------------
                                                     Wayne P. Sayatovic
                                              Senior Vice President - Finance
                                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----
              /s/ DONALD N. BOYCE                 Chairman of the Board and Director  February 4, 2000
------------------------------------------------
                Donald N. Boyce

              /s/ FRANK J. HANSEN                 President, Chief Executive Officer  February 4, 2000
------------------------------------------------  (Principal Executive Officer) and
                Frank J. Hansen                   Director

             /s/ WAYNE P. SAYATOVIC               Senior Vice President - Finance     February 4, 2000
------------------------------------------------  and Chief Financial Officer
               Wayne P. Sayatovic                 (Principal Financial and
                                                  Accounting Officer)

              /s/ RICHARD E. HEATH                Director                            February 4, 2000
------------------------------------------------
                Richard E. Heath

              /s/ HENRY R. KRAVIS                 Director                            February 4, 2000
------------------------------------------------
                Henry R. Kravis

              /s/ WILLIAM H. LUERS                Director                            February 4, 2000
------------------------------------------------
                William H. Luers

              /s/ PAUL E. RAETHER                 Director                            February 4, 2000
------------------------------------------------
                Paul E. Raether

             /s/ GEORGE R. ROBERTS                Director                            February 4, 2000
------------------------------------------------
               George R. Roberts

              /s/ NEIL A. SPRINGER                Director                            February 4, 2000
------------------------------------------------
                Neil A. Springer

             /s/ MICHAEL T. TOKARZ                Director                            February 4, 2000
------------------------------------------------
               Michael T. Tokarz

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                             DESCRIPTION
  -------                             -----------
2.1           Acquisition Agreement between IDEX Corporation, Gecofin
              S.p.A., and PL&C S.r.l. dated June 3, 1999 (incorporated by reference to Exhibit No. 2.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 1999, Commission
              File No. 1-10235)
3.1           Restated Certificate of Incorporation of IDEX Corporation
              (formerly HI, Inc.) (incorporated by reference to Exhibit
              No. 3.1 to the Registration Statement on Form S-1 of IDEX,
              et al., Registration No. 33-21205, as filed on April 21,
              1988)
3.1(a)        Amendment to Restated Certificate of Incorporation of IDEX
              Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
              Form 10-Q for the quarter ended March 31, 1996, Commission
              File No. 1-10235)
3.2           Amended and Restated By-Laws of IDEX Corporation
              (incorporated by reference to Exhibit No. 3.2 to
              Post-Effective Amendment No. 2 to the Registration Statement
              on Form S-1 of IDEX, et al., Registration No. 33-21205, as
              filed on July 17, 1989)
3.2(a)        Amended and Restated Article III, Section 13 of the Amended
              and Restated By-Laws of IDEX Corporation (incorporated by
              reference to Exhibit No. 3.2(a) to Post-Effective Amendment
              No. 3 to the Registration Statement on Form S-1 of IDEX, et
              al., Registration No. 33-21205, as filed on February 12,
              1990)
4.1           Restated Certificate of Incorporation and By-Laws of IDEX
              Corporation (filed as Exhibits No. 3.1 through 3.2 (a))
4.2           Indenture, dated as of February 23, 1998, between IDEX
              Corporation, and Norwest Bank Minnesota, National
              Association, as Trustee, relating to the 6 7/8% of Senior
              Notes of IDEX due February 15, 2008 (incorporated by
              reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File
              No.1-10235)
4.3           Specimen Senior Note of IDEX Corporation (incorporated by
              reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
              1-10235)
4.4           Specimen Certificate of Common Stock of IDEX Corporation
              (incorporated by reference to Exhibit No. 4.3 to the
              Registration Statement on Form S-2 of IDEX, et al.,
              Registration No. 33-42208, as filed on September 16, 1991)
4.5           Third Amended and Restated Credit Agreement dated as of July
              17, 1996, among IDEX Corporation, Bank of America NT&SA, as
              Agent, and other financial institutions named therein (the
              "Banks") (incorporated by reference to Exhibit No. 4.5 to
              the Quarterly Report of IDEX on Form 10-Q for the quarter
              ended June 30, 1996, Commission File No. 1-10235)
4.5(a)        First Amendment to the Third Amended and Restated Credit
              Agreement dated as of April 11, 1997 (incorporated by
              reference to Exhibit No. 4.5(a) to the Quarterly Report of
              IDEX on Form 10-Q for the quarter ended June 30, 1998,
              Commission File No. 1-10235)
4.5(b)        Second Amendment to the Third Amended and Restated Credit
              Agreement dated as of January 20, 1998 (incorporated by
              reference to Exhibit No. 4.5(b) to the Quarterly Report of
              IDEX on Form 10-Q for the quarter ended June 30, 1998,
              Commission File No. 1-10235)
4.5(c)        Third Amendment to the Third Amended and Restated Credit
              Agreement dated as of February 9, 1998 (incorporated by
              reference to Exhibit No. 4.5(c) to the Quarterly Report of
              IDEX on Form 10-Q for the quarter ended June 30, 1998,
              Commission File No. 1-10235)

  EXHIBIT
   NUMBER                             DESCRIPTION
  -------                             -----------
4.5(d)        Fourth Amendment to the Third Amended and Restated Credit
              Agreement dated as of April 3, 1998 (incorporated by
              reference to Exhibit No. 4.5(d) to the Quarterly Report of
              IDEX on Form 10-Q for the quarter ended June 30, 1998,
              Commission File No. 1-10235)
4.5(e)        Fifth Amendment to the Third Amended and Restated Credit
              Agreement dated as of June 8, 1999 (incorporated by
              reference to Exhibit No. 4.5(e) to the Quarterly Report of
              IDEX on Form 10-Q for the quarter ended June 30, 1999,
              Commission File No. 1-10235)
10.1**        Amended and Restated Employment Agreement between IDEX
              Corporation and Donald N. Boyce, dated as of January 22,
              1988 (incorporated by reference to Exhibit No. 10.15 to
              Amendment No. 1 to the Registration Statement on Form S-1 of
              IDEX , et al., Registration No. 33-28317, as filed on June
              1, 1989)
10.1(a)**     First Amendment to the Amended and Restated Employment
              Agreement between IDEX Corporation and Donald N. Boyce,
              dated as of January 13, 1993 (incorporated by reference to
              Exhibit No. 10.5(a) to the Annual Report of IDEX on Form
              10-K for the year ending December 31, 1992, Commission File
              No. 1-10235)
10.1(b)**     Second Amendment to the Amended and Restated Employment
              Agreement between IDEX Corporation and Donald N. Boyce,
              dated as of September 27, 1994 (incorporated by reference to
              Exhibit No. 10.5(b) to the Annual Report of IDEX on Form
              10-K for the year ending December 31, 1994, Commission File
              No. 1-10235)
10.1(c)**     Third Amendment to the Amended and Restated Employment
              Agreement between IDEX Corporation and Donald N. Boyce,
              dated December 19, 1997 (incorporated by reference to
              Exhibit No. 10.1(c) to the Annual Report of IDEX on Form
              10-K for the year ending December 31, 1997, Commission File
              No. 1-10235)
10.1(d)**     Consulting Agreement between IDEX Corporation and Donald N.
              Boyce, dated March 31, 1999 (incorporated by reference to
              Exhibit No. 10.1 to the Quarterly Report of IDEX on Form
              10-Q for the quarter ended March 31, 1999, Commission File
              No. 1-10235)
10.1(e)**     Indemnity Agreement between IDEX Corporation and Mr. Donald
              N. Boyce, dated April 1, 1999 (incorporated by reference to
              Exhibit No. 10.2 to the Quarterly Report of IDEX on Form
              10-Q for the quarter ended June 30, 1999, Commission File
              No. 1-10235)
10.2**        Amended and Restated Employment Agreement between IDEX
              Corporation and Wayne P. Sayatovic, dated as of January 22,
              1988 (incorporated by reference to Exhibit No. 10.17 to
              Amendment No. 1 to the Registration Statement on Form S-1 of
              IDEX, et al., Registration No. 33-28317, as filed on June 1,
              1989)
10.2(a)**     First Amendment to the Amended and Restated Employment
              Agreement between IDEX Corporation and Wayne P. Sayatovic, dated as of January 13, 1993 (incorporated by reference to
              Exhibit No. 10.7(a) to the Annual Report of IDEX on Form
              10-K for the year ending December 31, 1992, Commission File
              No. 1-10235)
10.2(b)**     Second Amendment to the Amended and Restated Employment
              Agreement between IDEX Corporation and Wayne P. Sayatovic, dated as of September 27, 1994 (incorporated by reference to
              Exhibit No. 10.6(b) to the Annual Report of IDEX on Form
              10-K for the year ended December 31, 1994, Commission File
              No. 1-10235)
*10.2(c)**    Letter Agreement between IDEX Corporation and Wayne P.
              Sayatovic dated December 3, 1999.
10.3**        Employment Agreement between IDEX Corporation and Frank J.
              Hansen dated as of August 1, 1994 (incorporated by reference to Exhibit No. 10.7 to the Quarterly Report of IDEX on Form
              10-Q for the quarter ended September 30, 1994, Commission
              File No. 1-10235)

  EXHIBIT
   NUMBER                             DESCRIPTION
  -------                             -----------
10.3(a)**     First Amendment to the Employment Agreement between IDEX
              Corporation and Frank J. Hansen, dated as of September 27,
              1994 (incorporated by reference to Exhibit No. 10.7(a) to
              the Annual Report of IDEX on Form 10-K for the year ending
              December 31, 1994, Commission File No.1-10235)
10.3(b)**     Amended and Restated Employment Agreement between IDEX
              Corporation and Frank J. Hansen, dated as of December 19,
              1997 (incorporated by reference to Exhibit No. 10.3(b) to
              the Annual Report of IDEX on Form 10-K for the year ending
              December 31, 1997, Commission File No. 1-10235)
10.3(c)**     Amended and Restated Employment Agreement between IDEX
              Corporation and Frank J. Hansen, dated December 23, 1998
              (incorporated by reference to Exhibit No. 10.3(c) to the
              Annual Report of IDEX on Form 10-K for the year ending
              December 31, 1998, Commission File No. 1-10235)
*10.3(d)**    Letter Agreement between IDEX Corporation and Frank J.
              Hansen dated November 24, 1999.
10.4**        Employment Agreement between IDEX Corporation and Jerry N.
              Derck dated as of September 27, 1994 (incorporated by
              reference to Exhibit No. 10.8 to the Annual Report of IDEX on Form 10-K for the year ending December 31, 1994,
              Commission File No.
              1-10235)
10.5**        Management Incentive Compensation Plan of IDEX Corporation
              (incorporated by reference to Exhibit No. 10.21 to Amendment
              No. 1 to the Registration Statement on Form S-1 of IDEX, et
              al., Registration No. 33-28317, as filed on June 1, 1989)
10.5(a)**     Amended Management Incentive Compensation Plan of IDEX
              Corporation (incorporated by reference to Exhibit No.
              10.9(a) to the Quarterly Report of IDEX on Form 10-Q for the
              quarter ended March 31, 1996, Commission File No. 1-10235)
10.6**        Form of Indemnification Agreement of IDEX Corporation
              (incorporated by reference to Exhibit No. 10.23 to the
              Registration Statement on Form S-1 of IDEX, et al.,
              Registration No. 33-28317, as filed on April 26, 1989)
10.7**        Form of Shareholder Purchase and Sale Agreement of IDEX
              Corporation (incorporated by reference to Exhibit No. 10.24 to Amendment No. 1 to the Registration Statement on Form S-1
              of IDEX, et al., Registration No. 33-28317, as filed on June
              1, 1989)
10.8**        Revised Form of IDEX Corporation Stock Option Plan for
              Outside Directors (incorporated reference to Exhibit No.
              10.22 to Post-Effective Amendment No. 4 to the Registration
              Statement on Form S-1 of IDEX, et al., Registration No.
              33-21205, as filed on March 2, 1990)
10.9**        Amendment to the IDEX Corporation Stock Option Plan for
              Outside Directors adopted by resolution to the Board of
              Directors dated as of January 28, 1992 (incorporated by
              reference to Exhibit No. 10.21(a) of the Annual Report of
              IDEX on Form 10-K for the year ended December 21, 1992,
              Commission File No. 1-10235)
10.10**       Non-Qualified Stock Option Plan for Non-Officer Key
              Employees of IDEX Corporation (incorporated by reference to
              Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K
              for the year ended December 31, 1992, Commission File No.
              1-10235)
10.10(a)**    1996 Stock Plan for Non-Officer Key Employees of IDEX
              Corporation (incorporated by reference to Exhibit No. 4.5 to the Registration Statement on Form S-8 of IDEX, et al.,
              Registration No. 333-18643, as filed on December 23, 1996)
10.11**       Non-Qualified Stock Option Plan for Officers of IDEX
              Corporation (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended
              December 31, 1992, Commission File No. 1-10235)

  EXHIBIT
   NUMBER                             DESCRIPTION
  -------                             -----------
10.12**       IDEX Corporation Supplemental Executive Retirement Plan
              (incorporated by reference to Exhibit No. 10.17 to the
              Annual Report of IDEX on Form 10-K for the year ended
              December 31, 1992, Commission File No. 1-10235)
10.13**       1996 Stock Plan for Officers of IDEX Corporation
              (incorporated by reference to Exhibit No. 4.4 to the
              Registration Statement on Form S-8 of IDEX, et al.,
              Registration No. 333-18643, as filed on December 23, 1996)
10.14**       Amended and Restated IDEX Corporation Directors Deferred
              Compensation Plan (incorporated by reference to Exhibit No.
              4.6 to the Registration Statement on Form S-8 of IDEX, et
              al., Registration No. 333-18643, as filed on December 23,
              1996)
10.14(a)**    Second Amended and Restated IDEX Corporation Directors
              Deferred Compensation Plan (incorporated by reference to
              Exhibit No. 10.14(b) to the Annual Report of IDEX on Form
              10-K for the year ending December 31, 1997, Commission File
              No. 1-10235)
10.15**       IDEX Corporation 1996 Deferred Compensation Plan for
              Officers (incorporated by reference to Exhibit No. 4.8 to
              the Registration Statement on Form S-8 of IDEX, et al.,
              Registration No. 333-18643, as filed on December 23, 1996)
10.16**       IDEX Corporation 1996 Deferred Compensation Plan for
              Non-Officer Presidents (incorporated by reference to Exhibit
              No. 4.7 to the Registration Statement on Form S-8 of IDEX,
              et al., Registrant No. 333-18643, as filed on December 23,
              1996)
*10.17**      Letter Agreement between IDEX Corporation and David T.
              Windmuller dated December 3, 1999.
*10.18**      Letter Agreement between IDEX Corporation and James R.
              Fluharty dated December 3, 1999.
*10.19**      Letter Agreement between IDEX Corporation and Rodney L.
              Usher dated December 3, 1999.
13*           1999 Annual Report to Shareholders of IDEX
21*           Subsidiaries of IDEX
23*           Consent of Deloitte & Touche LLP
27*           Financial Data Schedule
99            Revolving Credit Facility, dated as of September 29, 1995, as amended, between Dunja Verwaltungsgesellschaft GmbH and
              Bank of America NT & SA, Frankfurt Branch (a copy of the
              agreement will be furnished to the Commission upon request)

-------------------------
 * Filed herewith

** Management contract or compensatory plan or agreement.