Form 10-Q
period 2000-03-31
IDEX CORP /DE/
filed 2000-04-27
CIK 832101

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-Q

(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

                           Yes X               No __

     Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of April 21, 2000: 29,675,393.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................   $  4,414        $  2,895
  Receivables -- net........................................    105,369         100,805
  Inventories...............................................    106,138         106,141
  Other current assets......................................      6,827           3,874
                                                               --------        --------
       Total current assets.................................    222,748         213,715
Property, plant and equipment -- net........................    127,361         129,917
Intangible assets -- net....................................    377,831         385,061
Other noncurrent assets.....................................     11,098           9,874
                                                               --------        --------
       Total assets.........................................   $739,038        $738,567
                                                               ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable....................................   $ 48,977        $ 44,289
  Dividends payable.........................................      4,155           4,153
  Accrued expenses..........................................     47,473          43,192
                                                               --------        --------
       Total current liabilities............................    100,605          91,634
Long-term debt..............................................    249,081         268,589
Other noncurrent liabilities................................     48,809          49,320
                                                               --------        --------
       Total liabilities....................................    398,495         409,543
                                                               --------        --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares authorized: 2000 and 1999 -- 75,000,000
     Shares issued and outstanding: 2000 -- 29,673,893;
      1999 -- 29,635,576....................................        297             296
  Additional paid-in capital................................    100,558          99,802
  Retained earnings.........................................    244,984         233,326
  Minimum pension liability adjustment......................     (1,759)         (1,759)
  Accumulated translation adjustment........................     (3,393)         (2,543)
  Treasury stock............................................       (144)            (98)
                                                               --------        --------
       Total shareholders' equity...........................    340,543         329,024
                                                               --------        --------
       Total liabilities and shareholders' equity...........   $739,038        $738,567
                                                               ========        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                                ----        ----
                                                                  (UNAUDITED)
Net sales...................................................  $176,662    $156,488
Cost of sales...............................................   106,107      95,168
                                                              --------    --------
Gross profit................................................    70,555      61,320
Selling, general and administrative expenses................    37,692      34,981
Goodwill amortization.......................................     2,900       2,714
                                                              --------    --------
Operating income............................................    29,963      23,625
Other (expense) income -- net...............................      (499)        120
                                                              --------    --------
Income before interest expense and income taxes.............    29,464      23,745
Interest expense............................................     4,164       4,518
                                                              --------    --------
Income before income taxes..................................    25,300      19,227
Provision for income taxes..................................     9,487       7,306
                                                              --------    --------
Net income..................................................  $ 15,813    $ 11,921
                                                              ========    ========
Basic Earnings Per Common Share.............................  $    .53    $    .40
                                                              ========    ========
Diluted Earnings Per Common Share...........................  $    .52    $    .40
                                                              ========    ========
Share Data:
Weighted average common shares outstanding..................    29,663      29,464
                                                              ========    ========
Weighted average common shares outstanding assuming full
  dilution..................................................    30,188      29,880
                                                              ========    ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                        COMMON
                                       STOCK &                 MINIMUM
                                      ADDITIONAL               PENSION     ACCUMULATED                  TOTAL
                                       PAID-IN     RETAINED   LIABILITY    TRANSLATION   TREASURY   SHAREHOLDERS'
                                       CAPITAL     EARNINGS   ADJUSTMENT   ADJUSTMENT     STOCK        EQUITY
                                      ----------   --------   ----------   -----------   --------   -------------
Balance, December 31, 1999..........   $100,098    $233,326    $(1,759)      $(2,543)     $ (98)      $329,024
                                       --------    --------    -------       -------      -----       --------
Net income..........................                 15,813                                             15,813
Unrealized translation adjustment...                                            (850)                     (850)
                                                   --------                  -------                  --------
  Comprehensive income..............                 15,813                     (850)                   14,963
                                                   --------                  -------                  --------
Issuance of 40,317 shares of common
  stock from exercise of stock
  options...........................        757                                                            757
Purchase of common stock............                                                        (46)           (46)
Cash dividends declared on common
  stock ($.14 per share)............                 (4,155)                                            (4,155)
                                       --------    --------    -------       -------      -----       --------
Balance, March 31, 2000
  (unaudited).......................   $100,855    $244,984    $(1,759)      $(3,393)     $(144)      $340,543
                                       ========    ========    =======       =======      =====       ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                 FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                ----------------------
                                                                  2000         1999
                                                                  ----         ----
                                                                     (UNAUDITED)
Cash flows from operating activities
Net income..................................................    $  15,813    $  11,921
Adjustments to reconcile to net cash provided by operations:
  Depreciation and amortization.............................        5,697        5,352
  Amortization of intangibles...............................        3,268        3,063
  Amortization of debt issuance expenses....................           56          139
  Deferred income taxes.....................................         (463)        (141)
  Increase in receivables...................................       (4,564)      (5,455)
  Decrease in inventories...................................            3        3,717
  Increase (decrease) in trade accounts payable.............        4,688       (1,251)
  Increase in accrued expenses..............................        4,281          553
  Other -- net..............................................       (4,904)      (1,016)
                                                                ---------    ---------
     Net cash flows from operating activities...............       23,875       16,882
                                                                ---------    ---------
Cash flows from investing activities
  Additions to property, plant and equipment................       (4,348)      (4,104)
                                                                ---------    ---------
     Net cash flows from investing activities...............       (4,348)      (4,104)
                                                                ---------    ---------
Cash flows from financing activities
  Net repayments under credit facilities....................      (11,336)      (4,758)
  Repayments of other long-term debt........................         (310)
  Decrease in accrued interest..............................       (2,596)      (2,689)
  Dividends paid............................................       (4,152)      (4,126)
  Proceeds from stock option exercises......................          432           37
  Purchase of common stock..................................          (46)         (98)
                                                                ---------    ---------
     Net cash flows from financing activities...............      (18,008)     (11,634)
                                                                ---------    ---------
Net increase in cash........................................        1,519        1,144
Cash and cash equivalents at beginning of year..............        2,895        2,721
                                                                ---------    ---------
Cash and cash equivalents at end of period..................    $   4,414    $   3,865
                                                                =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................    $   6,704    $   7,136
  Income taxes..............................................        1,598        2,793

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

     IDEX Corporation ("IDEX" or the "Company") manufactures an extensive array of proprietary engineered industrial products sold to customers in a variety of industries around the world. The Company believes that each of its principal business units holds the number-one or number-two market share position in each unit's niche market. IDEX believes that its consistent financial performance has been attributable to the manufacture of quality proprietary products designed and engineered by the Company, coupled with its ability to identify and successfully integrate strategic acquisitions. IDEX consists of three reportable business segments: Pump Products Group, Dispensing Equipment Group, and Other Engineered Products Group.

     The Pump Products Group designs, produces and distributes a wide variety of industrial pumps, compressors and related controls for the movement of liquids, air and gases. The devices and equipment produced by the Group are used by a large and diverse set of industries, including chemical processing, machinery, water treatment, medical equipment, petroleum distribution, oil and refining, and food processing.

     The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes; refinishing equipment; and centralized lubrication systems. This proprietary equipment is used in a variety of retail and commercial industries around the world. These units provide componentry and systems for applications such as tinting paints and coatings; providing industrial and automotive refinishing equipment; and the precise lubrication of machinery and transportation equipment.

     The Other Engineered Products Group manufactures engineered banding and clamping devices, fire fighting pumps and rescue tools. The high-quality stainless steel bands, buckles and preformed clamps and related installation tools are used in applications including securing hoses, signals, pipes, poles, electrical lines, sign-mounting systems and numerous other "hold-together" applications. The group also includes a leading manufacturer of truck-mounted fire pumps and rescue tool systems used by public and private fire and rescue organizations.

     Information about the operations of IDEX in different business segments follows based on the nature of products and services offered. The Company's basis of segmentation and basis of segment profit measurement for the three months ended March 31, 2000, are the same as those set forth under "Business Segments and Geographic Information" on pages 30 and 31 of the 1999 Annual Report to Shareholders. Intersegment sales are accounted for at fair value as if the sales were to third parties. Amounts are in thousands.

                       IDEX CORPORATION AND SUBSIDIARIES

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                                ----        ----
                                                                  (UNAUDITED)
Net sales
  Pump Products
     From external customers................................  $ 98,341    $ 93,661
     Intersegment sales.....................................       646         647
                                                              --------    --------
       Total group sales....................................    98,987      94,308
                                                              --------    --------
  Dispensing Equipment
     From external customers................................    39,919      26,259
     Intersegment sales.....................................         1
                                                              --------    --------
       Total group sales....................................    39,920      26,259
                                                              --------    --------
  Other Engineered Products
     From external customers................................    38,402      36,568
     Intersegment sales.....................................         1           1
                                                              --------    --------
       Total group sales....................................    38,403      36,569
                                                              --------    --------
  Intersegment elimination..................................      (648)       (648)
                                                              --------    --------
       Total net sales......................................  $176,662    $156,488
                                                              ========    ========
Operating income
  Pump Products.............................................  $ 19,323    $ 17,253
  Dispensing Equipment......................................     7,217       3,676
  Other Engineered Products.................................     7,439       6,315
  Corporate Office and Other................................    (4,016)     (3,619)
                                                              --------    --------
       Total operating income...............................  $ 29,963    $ 23,625
                                                              ========    ========

2. ACQUISITION

     On June 4, 1999, IDEX acquired FAST S.p.A. (FAST) at a cost of $61.6 million, with financing provided by borrowings under the Company's U.S. bank credit facilities and debt acquired from FAST. FAST, with headquarters near Milan, Italy, is a leading European manufacturer of refinishing and color-formulation equipment for a number of applications, including paints, coatings, inks, colorants and dyes. FAST is being operated as part of IDEX's Dispensing Equipment Group.

     The acquisition was accounted for as a purchase, and operating results include the acquisition from the date of purchase. Cost in excess of net assets acquired is amortized on a straight-line basis over a period not exceeding 40 years. The unaudited pro forma consolidated results of operations for the three months ended March 31, 1999, reflecting the allocation of the purchase price and the related financing of the transaction are as follows, assuming that the acquisition had occurred at the beginning of the period (in thousands except per share amounts):

                                                                 1999
                                                              -----------
                                                              (UNAUDITED)
Net sales...................................................   $166,608
Net income..................................................     12,746
Basic EPS -- Net income.....................................        .43
Diluted EPS -- Net income...................................        .43

                       IDEX CORPORATION AND SUBSIDIARIES

3. EARNINGS PER COMMON SHARE

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

                                                          FOR THE THREE
                                                              MONTHS
                                                         ENDED MARCH 31,
                                                         ----------------
                                                          2000      1999
                                                         ------    ------
                                                           (UNAUDITED)
Basic weighted average common shares outstanding.......  29,663    29,464
Dilutive effect of stock options.......................     525       416
                                                         ------    ------
Weighted average common shares outstanding assuming
  full dilution........................................  30,188    29,880
                                                         ======    ======

4. INVENTORIES

     The components of inventories as of March 31, 2000, and December 31, 1999, were (in thousands):

                                                     MARCH 31,     DECEMBER 31,
                                                       2000            1999
                                                    -----------    ------------
                                                    (UNAUDITED)
Raw materials and supplies........................    $ 29,954       $ 28,930
Work in process...................................      14,407         12,722
Finished goods....................................      61,777         64,489
                                                      --------       --------
  Total...........................................    $106,138       $106,141
                                                      ========       ========

     Those inventories which were carried on a LIFO basis amounted to $85,352 and $86,587 at March 31, 2000, and December 31, 1999, respectively. The excess of current cost over LIFO inventory value and the impact of using the LIFO method on earnings are not material.

5. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at March 31, 2000, and December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HISTORICAL OVERVIEW AND OUTLOOK

     IDEX sells a broad range of proprietary pump products, dispensing equipment and other engineered products to a diverse customer base in the United States and internationally. Accordingly, IDEX's businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where its products are sold, and by the relationship of the U.S. dollar to other currencies. Among the factors that influence the demand for IDEX's products are interest rates, levels of capacity utilization and capital spending in certain industries, and overall industrial activity.

     IDEX has a history of above-average operating margins. The Company's operating margins are affected by, among other things, utilization of facilities as sales volumes change, and inclusion of newly acquired businesses, which may have lower margins and whose margins are normally further reduced by purchase accounting adjustments.

     IDEX achieved records in orders, sales, net income and earnings per share for the first quarter of 2000. New orders for the first quarter totaled $193.2 million, a 16% improvement from the first quarter of last year and 17% ahead of 1999's fourth quarter. As a result, the order backlog rose almost $17 million during the quarter, the largest increase in the Company's history. IDEX continues to operate with a relatively low backlog of unfilled orders of about
1 1/3 months' sales. This customarily low level of backlog allows the Company to provide excellent customer service, but also means that changes in orders are felt quickly in operating results.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. Management is very optimistic about the Company's short-and long-term prospects. IDEX anticipates improving results as the year progresses and expects to achieve record orders, sales and earning per share in 2000. Several factors should contribute to the Company's sales and earnings growth. These factors include the positive trend of leading economic indicators for our end-markets and an improving international economy. IDEX will also benefit from our continued emphasis on profitable growth initiatives, margin improvement at recently acquired businesses, the use of the Company's strong cash flow to cut debt and interest expense, and the continued pursuit of an active and successful acquisition strategy. Management believes that IDEX is well-positioned to continue its profitable growth.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     The preceding paragraph, the "Liquidity and Capital Resources" and "Euro Preparations" sections of this management's discussion and analysis of IDEX's operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements relate to, among other things, capital expenditures, cost reduction, cash flow and operating improvements, and are indicated by words such as "anticipate," "estimate," "expects," "plans," "projects," "should," "will," "management believes," "the Company intends," and similar words or phrases. Such statements are subject to inherent uncertainties and risks that could cause actual results to vary materially from suggested results. These uncertainties and risks include but are not limited to the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries -- all of which could have a material impact on order rates and the Company's results, particularly in light of the low levels of order backlogs typically maintained by the Company; IDEX's ability to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of IDEX's capacity and the effect of capacity utilization on costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on the following page and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of three reportable business segments: Pump Products, Dispensing Equipment and Other Engineered Products.

PERFORMANCE IN THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE SAME PERIOD OF 1999

     Orders, sales, net income and earnings per share for the first quarter of 2000 were the highest for any quarter in the Company's history. Incoming orders, $193.2 million, were 16% higher than in 1999, with the base businesses contributing the majority of the growth. Net sales for the three months ended March 31, 2000, were $176.7 million, an increase of 13% over the $156.5 million for the comparable 1999 period. The FAST acquisition (June 1999) added 4% to first quarter sales, base business volume was up 11%, but foreign currency translation had a 2% negative effect. Net income was $15.8 million, 33% higher than the $11.9 million earned in last year's first quarter. Diluted earnings per share rose 12 cents to 52 cents, up 30% over the same period a year ago.

     In the first quarter of 2000, the Pump Products Group contributed 56% of sales and 57% of operating income, the Dispensing Equipment Group accounted for 22% of sales and 21% of operating income, and the Other Engineered Products Group represented 22% of both sales and operating income. International sales were 40% of total sales, up from 37% in the same quarter of 1999. In the first quarter of 2000, international sales grew by 20%, while domestic sales increased by 9%. Excluding FAST, international sales increased 9%.

     Pump Products Group sales of $99.0 million for the three months ended March 31, 2000, increased by $4.7 million, or 5%, from 1999 principally reflecting higher sales volume. Foreign currency had almost no effect on the Group's sales comparison to 1999. In the first quarter of 2000, international sales grew by 8%, while domestic sales increased by 3%. As a result, sales to customers outside the U.S. increased to 31% of total group sales in 2000 from 30% in 1999 principally due to higher sales in Europe.

     Dispensing Equipment Group sales of $39.9 million increased $13.7 million, or 52%, in the first quarter of 2000 compared with last year's first quarter. The FAST acquisition added 24% to first quarter sales, base business volume was up 34%, but foreign currency translation had a 6% negative effect. In the first quarter of 2000, international sales grew by 94%, while domestic sales increased by 23%. The increase in international sales reflected the FAST acquisition and higher base business volume. Excluding FAST, international sales increased by 34% reflecting higher sales volume in all of the Dispensing Equipment Group's international markets. Sales to customers outside the U.S. were 51% of total group sales in 2000, up from 40% in 1999 reflecting the additional international sales from the FAST acquisition and higher base business international sales.

     Other Engineered Products sales of $38.4 million increased by $1.8 million, or 5%, in the first quarter of 2000 compared with 1999. Overall base business increased by 8% and foreign currency translation had a negative effect of 3% on this Group's sales volume. In the first quarter of 2000, domestic sales increased by 15%, while international sales decreased by 4% with the decline in international sales principally reflecting foreign currency translation. Sales to customers outside the U.S. were 48% of total group sales in 2000, down from 52% in 1999.

     Gross profit of $70.6 million in the first quarter of 2000 increased by $9.2 million, or 15%, from 1999 reflecting higher sales volume and productivity improvements at all of IDEX's business operations. Gross profit as a percent of sales was 39.9% in 2000, versus 39.2% in 1999 reflecting productivity improvements. Selling, general and administrative expenses increased 8% to $37.7 million in 2000 from $35.0 million in 1999 principally reflecting volume related increases and the FAST acquisition. As a percent of net sales, selling, general and administrative expenses decreased to 21.3% from 22.4% in 1999. Goodwill amortization increased by 7% to $2.9 million in 2000 from $2.7 million in 1999 reflecting the FAST acquisition. As a percent of sales, goodwill amortization remained flat at about 2% for both years.

                       IDEX CORPORATION AND SUBSIDIARIES

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2000      1999(1)
                                                                ----      -------
                                                                  (UNAUDITED)
Pump Products Group
  Net sales(2)..............................................  $ 98,987    $ 94,308
  Operating income(3).......................................    19,323      17,253
  Operating margin..........................................      19.5%       18.3%
  Depreciation and amortization.............................  $  4,975    $  4,909
  Capital expenditures......................................     1,966       1,863
Dispensing Equipment Group
  Net sales(2)..............................................  $ 39,920    $ 26,259
  Operating income(3).......................................     7,217       3,676
  Operating margin..........................................      18.1%       14.0%
  Depreciation and amortization.............................  $  2,138    $  1,699
  Capital expenditures......................................     1,101       1,197
Other Engineered Products Group
  Net sales(2)..............................................  $ 38,403    $ 36,569
  Operating income(3).......................................     7,439       6,315
  Operating margin..........................................      19.4%       17.3%
  Depreciation and amortization.............................  $  1,768    $  1,729
  Capital expenditures......................................     1,267       1,017
Company
  Net sales.................................................  $176,662    $156,488
  Operating income..........................................    29,963      23,625
  Operating margin..........................................      17.0%       15.1%
  Depreciation and amortization(4)..........................  $  8,965    $  8,415
  Capital expenditures......................................     4,348       4,104

---------------

(1) On June 4, 1999, IDEX completed the acquisition of FAST S.p.A. for a cash purchase price of $61.6 million. The acquisition was accounted for as a purchase, and operating results include the acquisition from the date of purchase.

(2) Group net sales include intersegment sales.

(3) Group operating income excludes net unallocated corporate operating expenses.

(4) Excludes amortization of debt issuance expenses.

     Operating income increased by 27% to $30.0 million in 2000 from $23.6 million in 1999. Operating income as a percent of sales increased to 17.0% in 2000 from 15.1% in 1999. The increase in operating income and margin growth reflected improvements at all three business groups and resulted from higher sales volumes, expense controls and productivity improvements. In the Pump Products Group, operating income of $19.3 million and operating margin of 19.5% in 2000 compared to the $17.3 million and 18.3% recorded in 1999. Operating income of $7.2 million and operating margin of 18.1% in the Dispensing Equipment Group increased from the $3.7 million and 14.0% recorded in 1999. Operating income in the Other Engineered Products Group of $7.4 million and operating margin of 19.4% in 2000 increased from $6.3 million and 17.3% achieved in 1999.

     Interest expense decreased to $4.2 million in the first quarter of 2000 from $4.5 million in 1999. The decrease in interest was due to lower interest rates and debt reductions from operating cash flow.

     The provision for income taxes increased to $9.5 million in 2000 from $7.3 million in 1999 reflecting higher income. The effective tax rate decreased to 37.5% in 2000 from 38.0% in 1999.

     Net income of $15.8 million in 2000 was 33% higher than net income of $11.9 million in 1999. Diluted earnings per share amounted to 52 cents in 2000, an increase of 12 cents per share, or 30%, from the 40 cents achieved in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, IDEX's working capital was $122.1 million and its current ratio was 2.2 to 1. The Company's cash flow from operations increased by $7.0 million to $23.9 million in 2000. The improvement principally reflected higher income, lower income tax payments, and lower working capital requirements.

     Cash flow provided from operations was more than adequate to fund capital expenditures of $4.3 million and $4.1 million in 2000 and 1999, respectively. Capital expenditures were generally for machinery and equipment, which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term.

     At March 31, 2000, the maximum amount available under the U.S. Bank Credit Facility was $235 million, of which $80.1 million was borrowed, including an 82 million Netherlands guilder borrowing ($35.6 million) and a 90 billion Italian lira borrowing ($44.5 million). The Netherlands guilder and Italian lira borrowings provide an economic hedge against the net investment in Fluid Management's Netherlands operation and FAST's Italian operation, respectively. The availability under this facility declines in stages, to $210 million on July 1, 2000. Any amount outstanding at July 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin. At March 31, 2000, the applicable margin was 50 basis points. The Company pays an annual facility fee of 15 basis points on the total facility.

     The Company also has a $15 million demand line of credit available for short-term borrowing requirements at the bank's reference rate or at an optional rate based on the bank's cost of funds. At March 31, 2000, the Company had no borrowings under this short-term line of credit.

     At March 31, 2000, the maximum amount available under the Company's German credit agreement was 52.5 million marks ($25.7 million), of which 16.5 million marks ($8.1 million) was being used, which provides an economic hedge against the net investment in Hale Product's German subsidiary. The availability under this agreement declines to 37 million marks at November 1, 2000. Any amount outstanding at November 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus an applicable margin. At March 31, 2000, the applicable margin was 62.5 basis points.

     On October 20, 1998, IDEX's Board of Directors authorized the repurchase of up to 1.5 million shares of common stock either at market prices or on a negotiated basis as market conditions warrant. Any such purchases would be funded with borrowings under the Company's existing lines of credit. At March 31, 2000

6,500 shares had been repurchased under the program at a cost of approximately $144,000 including 2,000 shares at a cost of approximately $46,000 during the first quarter of 2000.

     IDEX believes it will generate sufficient cash flow from operations in 2000 to meet its operating requirements, interest and scheduled amortization payments under the U.S. Bank Credit Facility, the Italian credit facilities and notes payable, the demand line of credit, the German credit agreement, interest and principal payments on the Senior Notes, any share repurchases, approximately $25 million of planned capital expenditures, and approximately $17 million of annual dividend payments to holders of common stock. From commencement of operations in January 1988 until March 31, 2000, IDEX has borrowed $639 million under its various credit agreements to complete 14 acquisitions. During this same period IDEX generated, principally from operations, cash flow of $559 million to reduce its indebtedness. In the event that suitable businesses are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

YEAR 2000

     IDEX initiated a Year 2000 compliance program in late 1996 to ensure that its information systems and other date-sensitive equipment continue an uninterrupted transition into the Year 2000. All of the Company's essential processes, systems, and business functions were compliant with the Year 2000 requirements by the end of 1999. IDEX did not experience any Year 2000 consequences affecting its financial position, liquidity, or results of operations.

     The costs of IDEX's Year 2000 transition program were funded with cash flows from operations. Some of these costs related solely to the modification of existing systems, while others were for new systems, which also improved business functionality. In total, these costs were not substantially different from the normal, recurring costs incurred for system development and implementation, in part due to the reallocation of internal resources to implement the new business systems. Expenditures related to this multi-year program were approximately $6 million.

EURO PREPARATIONS

     During 1998, 1999 and 2000, the Company upgraded its business systems to accommodate the euro currency. The cost of this upgrade was immaterial to the Company's financial results. Although difficult to predict, any competitive implications and any impact on existing financial instruments resulting from the euro implementation are also expected to be immaterial to the Company's results of operations, financial position or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $249.1 million of long-term debt of the Company outstanding at March 31, 2000. Approximately 11% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $140,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is either fixed rate debt or debt that has been essentially fixed through the use of interest rate swaps. The Company will from time to time enter into interest rate swaps on its debt when it believes there is a clear financial advantage for doing so. A formalized treasury risk management policy adopted by the Board of Directors exists that describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes, and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

     The Company's foreign currency exchange rate risk is limited principally to the euro, British pound sterling, German mark, Dutch guilder, Italian lira and other Western European currencies. The Company manages its foreign exchange risk principally through the invoicing of its customers in the same currency as the source of the products.

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

April 27, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       Restated Certificate of Incorporation of IDEX Corporation
           (formerly HI, Inc.) (incorporated by reference to Exhibit
           No. 3.1 to the Registration Statement on Form S-1 of IDEX,
           et al., Registration No. 33-21205, as filed on April 21,
           1988)
 3.1(a)    Amendment to Restated Certificate of Incorporation of IDEX
           Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
           Form 10-Q for the quarter ended March 31, 1996, Commission
           File No. 1-10235)
 3.2       Amended and Restated By-Laws of IDEX Corporation
           (incorporated by reference to Exhibit No. 3.2 to
           Post-Effective Amendment No. 2 to the Registration Statement
           on Form S-1 of IDEX, et al., Registration No. 33-21205, as
           filed on July 17, 1989)
 3.2(a)    Amended and Restated Article III, Section 13 of the Amended
           and Restated By-Laws of IDEX Corporation (incorporated by
           reference to Exhibit No. 3.2(a) to Post-Effective Amendment
           No. 3 to the Registration Statement on Form S-1 of IDEX, et
           al., Registration No. 33-21205, as filed on February 12,
           1990)
 4.1       Restated Certificate of Incorporation and By-Laws of IDEX
           Corporation (filed as Exhibits No. 3.1 through 3.2(a))
 4.2       Indenture, dated as of February 23, 1998, between IDEX
           Corporation, and Norwest Bank Minnesota, National
           Association, as Trustee, relating to the 6 7/8% Senior Notes of IDEX Corporation due February 15, 2008 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
           1-10235)
 4.3       Specimen Senior Note of IDEX Corporation (incorporated by
           reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
           1-10235)
 4.4       Specimen Certificate of Common Stock of IDEX Corporation
           (incorporated by reference to Exhibit No. 4.3 to the
           Registration Statement on Form S-2 of IDEX, et al.,
           Registration No. 33-42208, as filed on September 16, 1991)
 4.5       Third Amended and Restated Credit Agreement dated as of July
           17, 1996, among IDEX Corporation, Bank of America NT&SA, as
           Agent, and other financial institutions named therein (the
           "Banks") (incorporated by reference to Exhibit No. 4.5 to
           the Quarterly Report of IDEX on Form 10-Q for the quarter
           ended June 30, 1996, Commission File No. 1-10235)
 4.5(a)    First Amendment to the Third Amended and Restated Credit
           Agreement dated as of April 11, 1997 (incorporated by
           reference to Exhibit No. 4.5(a) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
 4.5(b)    Second Amendment to the Third Amended and Restated Credit
           Agreement dated as of January 20, 1998 (incorporated by
           reference to Exhibit No. 4.5(b) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
 4.5(c)    Third Amendment to the Third Amended and Restated Credit
           Agreement dated as of February 9, 1998 (incorporated by
           reference to Exhibit No. 4.5(c) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
 4.5(d)    Fourth Amendment to the Third Amended and Restated Credit
           Agreement dated as of April 3, 1998 (incorporated by
           reference to Exhibit No. 4.5(d) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
 4.5(e)    Fifth Amendment to the Third Amended and Restated Credit
           Agreement dated as of June 8, 1999 (incorporated by
           reference to Exhibit No. 4.5(e) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1999,
           Commission File No. 1-10235)
10.1*      IDEX Corporation Amended and Restated Stock Option Plan for
           Outside Directors
10.2*      Amended and Restated Employment Agreement between IDEX
           Corporation and Wayne P. Sayatovic, dated March 31, 2000

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.3*      First Amendment to the Letter Agreement between IDEX
           Corporation and Wayne P. Sayatovic, dated March 15, 2000
10.4*      First Amendment to the Letter Agreement between IDEX
           Corporation and James R. Fluharty, dated March 15, 2000
10.5*      First Amendment to the Letter Agreement between IDEX
           Corporation and Rodney L. Usher, dated March 15, 2000
27*        Financial Data Schedule

-------------------------
* Filed herewith