Form 10-Q
period 2000-06-30
IDEX CORP /DE/
filed 2000-08-10
CIK 832101

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

                      For the quarter ended June 30, 2000

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

                           Yes X               No __

     Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of July 31, 2000: 30,081,333.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2000            1999
                                                                -----------    ------------
                                                                (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................     $  5,508        $  2,895
  Receivables net...........................................      115,380         100,805
  Inventories...............................................      114,021         106,141
  Other current assets......................................        6,449           3,874
                                                                 --------        --------
       Total current assets.................................      241,358         213,715
Property, plant and equipment -- net........................      129,444         129,917
Intangible assets -- net....................................      398,128         385,061
Other noncurrent assets.....................................       11,040           9,874
                                                                 --------        --------
       Total assets.........................................     $779,970        $738,567
                                                                 ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable....................................     $ 51,347        $ 44,289
  Dividends payable.........................................        4,211           4,153
  Accrued expenses..........................................       43,794          43,192
                                                                 --------        --------
       Total current liabilities............................       99,352          91,634
Long-term debt..............................................      279,444         268,589
Other noncurrent liabilities................................       50,932          49,320
                                                                 --------        --------
       Total liabilities....................................      429,728         409,543
                                                                 --------        --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares authorized: 2000 and 1999 -- 75,000,000
     Shares issued and outstanding: 2000 -- 30,072,448;
      1999 -- 29,635,576....................................          301             296
  Additional paid-in capital................................      111,079          99,802
  Retained earnings.........................................      258,257         233,326
  Minimum pension liability adjustment......................       (1,759)         (1,759)
  Accumulated translation adjustment........................       (8,315)         (2,543)
  Treasury stock............................................         (144)            (98)
  Unearned compensation on restricted stock.................       (9,177)             --
                                                                 --------        --------
       Total shareholders' equity...........................      350,242         329,024
                                                                 --------        --------
       Total liabilities and shareholders' equity...........     $779,970        $738,567
                                                                 ========        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                        SECOND QUARTER ENDED      SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                        --------------------    --------------------
                                                          2000        1999        2000        1999
                                                          ----        ----        ----        ----
                                                            (UNAUDITED)             (UNAUDITED)
Net sales...........................................    $185,258    $161,484    $361,920    $317,972
Cost of sales.......................................     112,327      96,754     218,434     191,922
                                                        --------    --------    --------    --------
Gross profit........................................      72,931      64,730     143,486     126,050
Selling, general and administrative expenses........      38,257      35,018      75,949      69,999
Goodwill amortization...............................       2,918       2,704       5,818       5,418
                                                        --------    --------    --------    --------
Operating income....................................      31,756      27,008      61,719      50,633
Other income (expense) -- net.......................         356         114        (143)        234
                                                        --------    --------    --------    --------
Income before interest expense and income taxes.....      32,112      27,122      61,576      50,867
Interest expense....................................       4,060       4,345       8,224       8,863
                                                        --------    --------    --------    --------
Income before income taxes..........................      28,052      22,777      53,352      42,004
Provision for income taxes..........................      10,520       8,656      20,007      15,962
                                                        --------    --------    --------    --------
Net income..........................................    $ 17,532    $ 14,121    $ 33,345    $ 26,042
                                                        ========    ========    ========    ========
Basic earnings per common share.....................    $    .58    $    .48    $   1.12    $    .88
                                                        ========    ========    ========    ========
Diluted earnings per common share...................    $    .57    $    .47    $   1.09    $    .87
                                                        ========    ========    ========    ========
Share data:
Weighted average common shares outstanding..........      29,989      29,484      29,826      29,474
                                                        ========    ========    ========    ========
Weighted average common shares outstanding assuming
  full dilution.....................................      30,808      30,109      30,486      29,955
                                                        ========    ========    ========    ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  COMMON
                                 STOCK &                 MINIMUM                                UNEARNED
                                ADDITIONAL               PENSION     ACCUMULATED              COMPENSATION        TOTAL
                                 PAID-IN     RETAINED   LIABILITY    TRANSLATION   TREASURY   ON RESTRICTED   SHAREHOLDERS'
                                 CAPITAL     EARNINGS   ADJUSTMENT   ADJUSTMENT     STOCK         STOCK          EQUITY
                                ----------   --------   ----------   -----------   --------   -------------   -------------
Balance, December 31, 1999....   $100,098    $233,326    $(1,759)      $(2,543)     $ (98)       $    --        $329,024
                                 --------    --------    -------       -------      -----        -------        --------
Net income....................                 33,345                                                             33,345
Unrealized translation
  adjustment..................                                          (5,772)                                   (5,772)
                                             --------                  -------                                  --------
Comprehensive income..........                 33,345                   (5,772)                                   27,573
                                             --------                  -------                                  --------
Issuance of 88,872 shares of
  common stock from exercise
  of stock options............      1,788                                                                          1,788
Issuance of 350,000 shares of
  restricted common stock.....      9,494                                                         (9,494)             --
Amortization of restricted
  stock awards................                                                                       317             317
Purchase of common stock......                                                        (46)                           (46)
Cash dividends declared on
  common stock ($.28 per
  share)......................                 (8,414)                                                            (8,414)
                                 --------    --------    -------       -------      -----        -------        --------
Balance, June 30, 2000
  (unaudited).................   $111,380    $258,257    $(1,759)      $(8,315)     $(144)       $(9,177)       $350,242
                                 ========    ========    =======       =======      =====        =======        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                 FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,
                                                                --------------------
                                                                  2000        1999
                                                                  ----        ----
                                                                    (UNAUDITED)
Cash flows from operating activities
Net income..................................................    $ 33,345    $ 26,042
Adjustments to reconcile to net cash provided by operations:
  Depreciation and amortization.............................      11,484      10,759
  Amortization of intangibles...............................       6,593       6,078
  Amortization of unearned compensation.....................         317          --
  Amortization of debt issuance expenses....................         112         242
  Deferred income taxes.....................................          25       2,668
  Increase in receivables...................................     (12,051)     (7,929)
  (Increase) decrease in inventories........................      (3,160)      3,634
  Increase (decrease) in trade accounts payable.............       6,406      (1,361)
  Decrease in accrued expenses..............................        (426)     (1,922)
  Other -- net..............................................      (6,286)     (1,368)
                                                                --------    --------
     Net cash flows from operating activities...............      36,359      36,843
                                                                --------    --------
Cash flows from investing activities
  Additions to property, plant and equipment................      (8,567)     (8,881)
  Acquisitions of businesses (net of cash acquired).........     (34,369)    (48,175)
                                                                --------    --------
     Net cash flows from investing activities...............     (42,936)    (57,056)
                                                                --------    --------
Cash flows from financing activities
  Borrowings under credit facilities for acquisitions.......      34,369      48,175
  Net repayments under credit facilities....................     (15,847)    (12,493)
  Repayments of other long-term debt........................      (2,154)     (3,815)
  Increase (decrease) in accrued interest...................          30        (486)
  Dividends paid............................................      (8,355)     (8,250)
  Proceeds from stock option exercises......................       1,193       1,471
  Purchase of common stock..................................         (46)        (98)
                                                                --------    --------
     Net cash flows from financing activities...............       9,190      24,504
                                                                --------    --------
Net increase in cash........................................       2,613       4,291
Cash and cash equivalents at beginning of year..............       2,895       2,721
                                                                --------    --------
Cash and cash equivalents at end of period..................    $  5,508    $  7,012
                                                                ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................    $  8,082    $  9,107
  Income taxes..............................................      18,937      10,866
Significant non-cash activities:
  Debt acquired with acquisition of business................          --      13,065

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

     The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes; refinishing equipment; and centralized lubrication systems. This proprietary equipment is used in a variety of retail and commercial industries around the world. These units provide componentry and systems for applications such as tinting paints and coatings, industrial and automotive refinishing, and the precise lubrication of machinery and transportation equipment.

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

     Information about the operations of IDEX in different business segments follows based on the nature of products and services offered. The Company's basis of segmentation and basis of segment profit measurement for the quarter and six months ended June 30, 2000, are the same as those set forth under "Business Segments and Geographic Information" on pages 30 and 31 of the 1999 Annual Report to Shareholders. Intersegment sales are accounted for at fair value as if the sales were to third parties. Amounts are in thousands.

                       IDEX CORPORATION AND SUBSIDIARIES

                                                        SECOND QUARTER ENDED      SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                        --------------------    --------------------
                                                          2000        1999        2000        1999
                                                          ----        ----        ----        ----
                                                            (UNAUDITED)             (UNAUDITED)
Net sales
  Pump Products
     From external customers........................    $101,109    $ 94,137    $199,450    $187,798
     Intersegment sales.............................         797         754       1,443       1,401
                                                        --------    --------    --------    --------
       Total group sales............................     101,906      94,891     200,893     189,199
                                                        --------    --------    --------    --------
  Dispensing Equipment
     From external customers........................      47,172      33,141      87,091      59,400
     Intersegment sales.............................          --           2           1           2
                                                        --------    --------    --------    --------
       Total group sales............................      47,172      33,143      87,092      59,402
                                                        --------    --------    --------    --------
  Other Engineered Products
     From external customers........................      36,977      34,206      75,379      70,774
     Intersegment sales.............................           1           1           2           2
                                                        --------    --------    --------    --------
       Total group sales............................      36,978      34,207      75,381      70,776
                                                        --------    --------    --------    --------
  Intersegment elimination..........................        (798)       (757)     (1,446)     (1,405)
                                                        --------    --------    --------    --------
       Total net sales..............................    $185,258    $161,484    $361,920    $317,972
                                                        ========    ========    ========    ========
Operating income
  Pump Products.....................................    $ 18,942    $ 17,430    $ 38,265    $ 34,683
  Dispensing Equipment..............................      10,715       7,462      17,932      11,138
  Other Engineered Products.........................       6,549       5,766      13,988      12,081
  Corporate Office and Other........................      (4,450)     (3,650)     (8,466)     (7,269)
                                                        --------    --------    --------    --------
       Total operating income.......................    $ 31,756    $ 27,008    $ 61,719    $ 50,633
                                                        ========    ========    ========    ========

2. ACQUISITIONS

     The Company acquired Ismatec SA on April 17, 2000 and Trebor International, Inc. on May 31, 2000 at a total cost of approximately $34 million with borrowings under the Company's U.S. bank credit facilities. Ismatec, with headquarters near Zurich, Switzerland is a leading European manufacturer of peristalic metering pumps, analytical process controllers and sample preparation systems. These products typically are used for scientific research and development in the pharmaceutical, medical, biotech and institutional laboratory markets. Trebor, with headquarters near Salt Lake City, is a leading designer and manufacturer of high purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Trebor's products are incorporated into wet chemical processing and chemical delivery and blending systems. Ismatec and Trebor are being operated as part of the Pump Products group.

     On June 4, 1999, IDEX acquired FAST S.p.A. at a cost of $61.6 million with financing provided by borrowings under the Company's U.S. bank credit facilities and debt acquired. FAST, with headquarters near Milan, Italy is a leading European manufacturer of refinishing and color-formulation equipment for a number of applications, including paints, coatings, inks, colorants and dyes. FAST is being operated as part of IDEX's Dispensing Equipment Group.

     All acquisitions were accounted for as purchases, and operating results include the acquisitions from the dates of purchase. Cost in excess of net assets acquired is amortized on a straight-line basis over a period not exceeding 40 years. The unaudited pro forma consolidated results of operations, including FAST, for the six months ended June 30, 1999, reflecting the allocation of the purchase price and related financing of the

                       IDEX CORPORATION AND SUBSIDIARIES
transaction are as follows, assuming the acquisition had occurred at the beginning of the period (in thousands except per share amounts):

                                                                   1999
                                                                -----------
                                                                (UNAUDITED)
Net sales...................................................     $337,781
Net income..................................................       27,612
Basic EPS -- Net income.....................................          .94
Diluted EPS -- Net income...................................          .92

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

                                              SECOND QUARTER
                                                  ENDED          SIX MONTHS ENDED
                                                 JUNE 30,            JUNE 30,
                                             ----------------    ----------------
                                              2000      1999      2000      1999
                                              ----      ----      ----      ----
                                               (UNAUDITED)         (UNAUDITED)
Basic weighted average common shares
  outstanding............................    29,989    29,484    29,826    29,474
Dilutive effect of stock options.........       819       625       660       481
                                             ------    ------    ------    ------
Weighted average common shares
  outstanding assuming full dilution.....    30,808    30,109    30,486    29,955
                                             ======    ======    ======    ======

4. INVENTORIES

     The components of inventories as of June 30, 2000, and December 31, 1999, were (in thousands):

                                                        JUNE 30,      DECEMBER 31,
                                                          2000            1999
                                                        --------      ------------
                                                       (UNAUDITED)
Raw materials and supplies.........................     $ 33,166        $ 28,930
Work in process....................................       14,715          12,722
Finished goods.....................................       66,140          64,489
                                                        --------        --------
  Total............................................     $114,021        $106,141
                                                        ========        ========

     Those inventories which were carried on a LIFO basis amounted to $92,394 and $86,587 at June 30, 2000, and December 31, 1999, respectively. The excess of current cost over LIFO inventory value and the impact of using the LIFO method on earnings are not material.

5. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at June 30, 2000, and December 31, 1999.

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

     IDEX has a history of above-average operating margins. The Company's operating margins are impacted by, among other things, utilization of facilities as sales volumes change and inclusion of newly acquired businesses, which may have lower margins and whose margins are normally further reduced by purchase accounting adjustments.

     IDEX sales, net income and earnings per share for the three months ended June 30, 2000 were the highest for any quarter in its history. New orders for the second quarter totaled $180.9 million, a 12% improvement from the second quarter of last year and 6% lower than this year's first quarter. Order activity is strongest for IDEX in its first quarter, as OEM customers often will order their requirements for the new year during this period. As expected, the order backlog was reduced $4 million during the second quarter. IDEX ended the quarter with a typical unfilled order backlog of about 1 1/3 months' sales. This customarily low level of backlog allows the Company to provide excellent customer service, but also means that changes in orders are felt quickly in operating results.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. Management is very optimistic about the short and long term prospects of the Company. IDEX anticipates its excellent results to continue as the year progresses and expects to achieve record orders, sales and earning per share in 2000. Management believes that IDEX is well positioned and will benefit from its continued emphasis on profitable growth initiatives, margin improvements at recently acquired businesses, the use of the Company's strong cash flow to cut debt and interest expense, and its continued pursuit of an active and successful acquisition strategy.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     The preceding paragraph and the "Liquidity and Capital Resources" sections of this management's discussion and analysis of IDEX operations contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements relate to, among other things, capital expenditures, cost reduction, cash flow and operating improvements, and are indicated by words such as "anticipate," "estimate," "expects," "plans," "projects," "should," "will," "management believes," "the Company intends" and similar words or phrases. Such statements are subject to inherent uncertainties and risks which could cause actual results to vary materially from suggested results, including but not limited to the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company's results, particularly in light of the low levels of order backlogs typically maintained by the Company; IDEX's ability to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of IDEX's capacity and the affect of capacity utilization on costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on the following page and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of three reporting groups: Pump Products, Dispensing Equipment and Other Engineered Products.

PERFORMANCE IN THE SECOND QUARTER ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD OF 1999

     Sales, net income and earnings per share for the second quarter of 2000 were the highest for any quarter in the Company's history. Incoming orders, $180.9 million, were 12% higher than in 1999, with base businesses and recent acquisitions (FAST-June 1999, Ismatec-April 2000 and Trebor-May 2000) contributing growth of 6% and 8%, respectively, while foreign currency translation had a 2% negative effect. Net sales for the three months ended June 30, 2000 were $185.3 million, a 15% increase over the $161.5 million for the comparable 1999 period. Acquisitions added 8% to second quarter sales and base business volume was up 9%, but foreign currency translation had a 2% negative effect. Net income was $17.5 million, 24% higher than the $14.1 million earned in the second quarter of 1999. Diluted earnings per share rose 10 cents to 57 cents, up 21% compared with the same period a year ago.

     In the second quarter of 2000, the Pump Products Group contributed 55% of sales and 52% of operating income, the Dispensing Equipment Group accounted for 25% of sales and 30% of operating income, and the Engineered Products Group represented 20% of sales and 18% of operating income. International sales were 41% of total sales, up from 38% in the same quarter of 1999. In the second quarter of 2000, international sales grew by 25% while domestic sales increased by 9% compared with last year. Excluding the recent acquisitions and currency translation, international sales increased 10% reflecting increases in all international markets.

     Pump Products Group sales of $101.9 million for the three months ended June 30, 2000 increased by $7.0 million, or 7%, from 1999 principally reflecting higher base business sales volume, up 6% from last year. The Ismatec and Trebor acquisitions added 2% to the second quarter sales while foreign currency had a 1% negative effect on the Group's sales comparison to 1999. In the second quarter of 2000, international sales grew by 16%, while domestic sales increased by 4%. As a result, sales to customers outside the U.S. increased to 33% of total group sales in 2000 from 31% in 1999 due to higher sales in all international markets.

     Dispensing Equipment Group sales of $47.2 million increased $14.0 million, or 42%, in the second quarter of 2000 compared with last year's second quarter. The FAST acquisition added 32% to second quarter sales and base business volume was up 13%, but foreign currency translation had a 3% negative effect. In the second quarter of 2000, international sales grew by 68%, while domestic sales increased by 21%. The increase in international sales reflected the FAST acquisition and higher base business volume. Sales to customers outside the U.S. were 53% of total group sales in 2000, up from 45% in 1999 primarily reflecting the additional international sales from the FAST acquisition.

     Other Engineered Products sales of $37.0 million increased by $2.8 million, or 8%, in the second quarter of 2000 compared with 1999. Overall base business increased by 12% and foreign currency translation had a negative effect of 4% on this Group's sales volume. In the second quarter of 2000, domestic sales increased by 14% and international sales increased by 2%. Sales to customers outside the U.S. were 47% of total group sales in 2000, down from 49% in 1999 principally reflecting a change in sales mix due to the stronger domestic sales increase in 2000.

     Gross profit of $72.9 million in the second quarter of 2000 increased by $8.2 million, or 13%, from 1999 reflecting higher sales volume at all of IDEX's business groups. Gross profit as a percent of sales was 39.4% in 2000 and declined from 40.1% in 1999 principally reflecting recent acquisitions, where gross margins were lower than the base businesses partially offset by productivity improvements at the Company's base businesses. Selling, general and administrative expenses increased to $38.3 million in 2000 from $35.0 million in 1999, and as a percent of net sales, decreased to 20.7% from 21.7% in 1999. Goodwill amortization increased by 8% to $2.9 million in 2000 from $2.7 million in 1999 reflecting the recent acquisitions. As a percent of sales, goodwill amortization remained flat at about 2% for both years.

                       IDEX CORPORATION AND SUBSIDIARIES
                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                                        SECOND QUARTER ENDED      SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                        --------------------    --------------------
                                                        2000 (1)      1999      2000 (1)      1999
                                                        --------      ----      --------      ----
                                                            (UNAUDITED)             (UNAUDITED)
Pump Products Group
  Net sales(2)......................................    $101,906    $ 94,891    $200,893    $189,199
  Operating income(3)...............................      18,942      17,430      38,265      34,683
  Operating margin..................................        18.6%       18.4%       19.0%       18.3%
  Depreciation and amortization.....................    $  5,047    $  4,901    $ 10,022    $  9,810
  Capital expenditures..............................       1,867       2,336       3,833       4,199
Dispensing Equipment Group
  Net sales(2)......................................    $ 47,172    $ 33,143    $ 87,092    $ 59,402
  Operating income(3)...............................      10,715       7,462      17,932      11,138
  Operating margin..................................        22.7%       22.5%       20.6%       18.8%
  Depreciation and amortization.....................    $  2,244    $  1,723    $  4,382    $  3,422
  Capital expenditures..............................       1,382       1,310       2,483       2,507
Other Engineered Products
  Group Net sales(2)................................    $ 36,978    $ 34,207    $ 75,381    $ 70,776
  Operating income(3)...............................       6,549       5,766      13,988      12,081
  Operating margin..................................        17.7%       16.9%       18.6%       17.1%
  Depreciation and amortization.....................    $  1,737    $  1,720    $  3,505    $  3,449
  Capital expenditures..............................         889       1,108       2,156       2,125
Company
  Net sales.........................................    $185,258    $161,484    $361,920    $317,972
  Operating income..................................      31,756      27,008      61,719      50,633
  Operating margin..................................        17.1%       16.7%       17.1%       15.9%
  Depreciation and amortization(4)..................    $  9,028    $  8,422    $ 18,077    $ 16,837
  Capital expenditures..............................       4,219       4,777       8,567       8,881

-------------------------
(1) Includes acquisition of Ismatec SA (April 17, 2000) and Trebor International, Inc. (May 31, 2000) in the Pump Products Group; and FAST S.p.A. (June 4, 1999) in the Dispensing Equipment Group from the dates of acquisition.

(2) Group net sales include intersegment sales.

(3) Group operating income excludes net unallocated corporate operating expenses.

(4) Excludes amortization of debt issuance expenses.

     Operating income increased by $4.8 million, or 18%, to $31.8 million in 2000 from $27.0 million in 1999. Operating income as a percent of sales increased to 17.1% in 2000 from 16.7% in 1999. The increase in operating income and margin growth reflected improvements at all three business groups and resulted from higher sales volumes, expense controls and productivity improvements. In the Pump Products Group, operating income of $18.9 million and operating margin of 18.6% in 2000 compared to the $17.4 million and 18.4% recorded in 1999. Operating income of $10.7 million and operating margin of 22.7% in the Dispensing Equipment Group increased from the $7.5 million and 22.5% recorded in 1999. Operating income in the Other Engineered Products Group of $6.5 million and operating margin of 17.7% in 2000 increased from $5.8 million and 16.9% achieved in 1999.

     Interest expense decreased to $4.1 million in the second quarter of 2000 from $4.3 million in 1999. The decrease in interest was due to debt reductions from operating cash flow, partially offset by additional debt required for the acquisition of the FAST, Ismatec and Trebor businesses.

     The provision for income taxes increased to $10.5 million in 2000 from $8.7 million in 1999 reflecting higher income. The effective tax rate decreased to 37.5% in 2000 from 38.0% in 1999.

     Net income of $17.5 million in 2000 was 24% higher than income of $14.1 million in 1999. Diluted earnings per share amounted to 57 cents in 2000, an increase of 10 cents per share, or 21%, from the 47 cents achieved in 1999.

PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD OF 1999

     Orders, sales, net income and earnings per share for the first six months of 2000 were the highest for any comparable period in the Company's history. Incoming orders, $374.1 million, were 14% higher than in 1999, with base businesses and recent acquisitions contributing growth of 10% and 6%, respectively, while foreign currency had a 2% negative effect. In the first half of 2000, sales of $361.9 million also rose 14% from the comparable 1999 period. Similar to the order pattern, base business sales increased 10%, acquisitions added 6% but foreign currency translation had a 2% negative effect. Net income was $33.3 million, 28% higher than the $26.0 million earned in last year's first six months. Diluted earnings per share rose 22 cents to $1.09, up 25% over the same period a year ago.

     In the first half of 2000, the Pump Products Group contributed 55% of sales and 54% of operating income, the Dispensing Equipment Group accounted for 24% of sales and 26% of operating income, and the Engineered Products Group represented 21% of sales and 20% of operating income. International sales were 40% of total sales, up from 37% in the same period last year. International sales grew by 22% for the first six months of 2000, while domestic sales increased by 9%. Excluding the recent acquisitions and foreign currency, international sales increased 12% reflecting higher sales volume in all international markets.

     Pump Products Group sales of $200.9 million increased by $11.7 million, or 6%, for the six months ended June 30, 2000 compared with 1999 principally reflecting 6% higher base sales volume. The Ismatec and Trebor acquisitions added 1% to the first half sales while foreign currency had a 1% negative effect on the Group's sales comparison to 1999. In the first half of 2000, international sales grew by 12%, while domestic sales increased by 4%. As a result, sales to customers outside the U.S. increased to 32% of total group sales in 2000 from 30% in 1999 due to higher sales in all international markets.

     Dispensing Equipment Group sales of $87.1 million increased $27.7 million, or 47%, in the first six months of 2000 compared with the comparable period of last year. The FAST acquisition added 29% to the first six months sales and base business volume was up 22%, but foreign currency translation had a 4% negative effect. In the first half of 2000, international sales grew by 79%, while domestic sales increased by 22%. The increase in international sales reflected the FAST acquisition and higher base business volume. Sales to customers outside the U.S. were 52% of total group sales in 2000, up from 43% in 1999 chiefly resulting from the additional international sales from the FAST acquisition.

     Other Engineered Products sales of $75.4 million increased by $4.6 million, or 7%, in the first half of 2000 compared with 1999. Overall base business increased by 10% and foreign currency translation had a negative effect of 3% on this Group's sales volume. In the six months ended June 30, 2000, domestic sales increased by

14% and international sales were 1% lower. Sales to customers outside the U.S. were 47% of total group sales in 2000, down from 51% in 1999 principally reflecting a change in sales mix due to the stronger domestic sales increase in 2000.

     Gross profit of $143.5 million in the first six months of 2000 increased by $17.4 million, or 14%, from 1999 reflecting higher sales volume at all of IDEX's business groups. Gross profit as a percent of sales was 39.6% in 2000 and was the same as 1999. Selling, general and administrative expenses increased to $75.9 million in 2000 from $70.0 million in 1999, and as a percent of net sales, decreased to 21.0% from 22.0% in 1999. Goodwill amortization increased by 7% to $5.8 million in 2000 from $5.4 million in 1999 reflecting the recent acquisitions. As a percent of sales, goodwill amortization remained flat at about 2% for both years.

     Operating income increased by $11.1 million, or 22%, to $61.7 million in 2000 from $50.6 million in 1999. Operating income as a percent of sales increased to 17.1% in 2000 from 15.9% in 1999. The increase in operating income and margin growth reflected improvements at all three business groups and resulted from higher sales volumes, expense controls and productivity improvements. In the Pump Products Group, operating income of $38.3 million and operating margin of 19.0% in 2000 compared to the $34.7 million and 18.3% recorded in 1999. Operating income of $17.9 million and operating margin of 20.6% in the Dispensing Equipment Group increased from the $11.1 million and 18.8% recorded in 1999. Operating income in the Other Engineered Products Group of $14.0 million and operating margin of 18.6% in 2000 increased from $12.1 million and 17.1% achieved in 1999.

     Interest expense decreased to $8.2 million in the first six months of 2000 from $8.9 million in 1999. The decrease in interest was due to debt reductions from operating cash flow, partially offset by additional debt required for the acquisition of the FAST, Ismatec and Trebor businesses.

     The provision for income taxes increased to $20.0 million in 2000 from $16.0 million in 1999 reflecting higher income. The effective tax rate decreased to 37.5% in 2000 from 38.0% in 1999.

     Net income of $33.3 million in 2000 was 28% higher than income of $26.0 million in 1999. Diluted earnings per share amounted to $1.09 in 2000, an increase of 22 cents per share, or 25%, from the 87 cents achieved in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, IDEX's working capital was $142.0 million and its current ratio was 2.4 to 1. The Company's cash flow from continuing operations decreased by $0.4 million to $36.4 million in 2000. The decrease principally reflected higher working capital requirements due to higher sales volume partially offset by higher income.

     Cash flow provided from operations was more than adequate to fund capital expenditures of $8.6 million and $8.9 million in 2000 and 1999, respectively. Capital expenditures were generally for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term.

     The Company acquired Ismatec SA on April 17, 2000 and Trebor International, Inc. on May 31, 2000 at a total cost of approximately $34 million. The acquisitions were accounted for using the purchase method and were financed under the Company's U.S. bank credit facilities. Interest is payable at rates ranging from 3.7% to 6.9%.

     At June 30, 2000, the maximum amount available under the U.S. Bank Credit Facility was $235 million, of which $105.2 million was borrowed including $92.2 million in western european currencies. The western european currency borrowings provide an economic hedge against the Company's net investment in its Dutch, Italian and Swiss operations. Any amount outstanding at July 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin. At June 30, 2000, the applicable margin was 25 basis points. In addition, the Company pays an annual fee of 15 basis points on the total facility.

     The Company also has a $15 million demand line of credit available for short-term borrowing requirements at the bank's reference rate or at an optional rate based on the bank's cost of funds. At June 30, 2000, the Company had $4 million borrowed under this short-term line of credit.

     At June 30, 2000, the maximum amount available under the Company's German Credit Agreement was 52.5 million marks ($25.6 million), of which 16.5 million marks ($8.1 million) was being used, which provides an economic hedge against the net investment in the Company's German operation. The availability under this agreement declines to 37 million marks at November 1, 2000. Any amount outstanding at November 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus an applicable margin. At June 30, 2000, the applicable margin was 62.5 basis points.

     On October 20, 1998, IDEX's Board of Directors authorized the repurchase of up to 1.5 million shares of common stock either at market prices or on a negotiated basis as market conditions warrant. Any such purchases would be funded with borrowings under the Company's existing lines of credit. At June 30, 2000 IDEX has purchased a total of 6,500 shares under the program at a cost of approximately $144,000 including 2,000 shares at a cost of approximately $46,000 during the first six months of 2000.

     IDEX believes it will generate sufficient cash flow from operations in 2000 to meet its operating requirements, interest and scheduled amortization payments under the U.S. Bank Credit Facility, the demand line of credit and the German Credit Agreement, interest and principal payments on the Senior Notes, any share repurchases, approximately $20 million of planned capital expenditures, and approximately $17 million of annual dividend payments to holders of common stock. From commencement of operations in January 1988 until June 30, 2000, IDEX has borrowed $674 million under its various credit agreements to complete 16 acquisitions. During this same period IDEX generated, principally from operations, cash flow of $564 million to reduce its indebtedness. In the event that suitable businesses are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

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

     The costs of IDEX's year 2000 transition program were funded with cash flows from operations. Some of these costs related solely to the modification of existing systems, while others were for new systems, which also improved business functionality. In total, these costs were not substantially different from the normal, recurring costs incurred for system development and implementation, in part due to the reallocation of internal resources to implement the new business systems. Expenditures related to this multi year program were approximately $6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $279.4 million of long-term debt of the Company outstanding at June 30, 2000. Approximately 20% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $285,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is either fixed rate debt or debt that has been essentially fixed through the use of interest rate swaps. The Company will from time to time enter into interest rate swaps on its debt when it believes there is a clear financial advantage for doing so. A formalized treasury risk management policy adopted by the Board of Directors exists that describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes, and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

     The Company's foreign currency exchange rate risk is limited principally to the euro, British pound sterling, German mark, Dutch guilder, Italian lira, Swiss franc and other western european currencies. The Company manages its foreign exchange risk principally through the invoicing of its customers in the same currency as the source of the products.

                           PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS. None.
ITEM 2. CHANGES IN SECURITIES. Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. The Company held its Annual Shareholders' Meeting on Wednesday, April 19, 2000. At the Annual Meeting, shareholders elected three directors to serve three-year terms on the Board of Directors of IDEX Corporation. The following persons received a majority of votes cast for Class II directors:

                DIRECTOR                        FOR        WITHHELD
-----------------------------------------    ----------    ---------
William H. Luers.........................    27,266,426      159,562
George R. Roberts........................    24,648,235    2,777,753
Michael T. Tokarz........................    27,280,158      145,830

         In addition to the Class II directors named above, the following IDEX directors' terms also continued after the April 19, 2000 Annual Shareholders' Meeting:
              Frank J. Hansen (retired as of April 30, 2000);
              Paul E. Raether;
              Neil A. Springer;
              Richard E. Heath; and
              Henry R. Kravis

         Secondly, shareholders voted on an amendment, restatement and continuation of the IDEX Amended and Restated Option Plan for Outside Directors. The proposal received a majority of votes cast, specifically as follows:

Affirmative Votes........................    25,513,476
Negative Votes...........................     1,895,971
Abstentions..............................        16,541
Broker Nonvotes..........................             0

         Additionally, shareholders voted on a proposal to appoint Deloitte & Touche LLP as auditors of IDEX Corporation. The proposal received a majority of the votes cast as follows:

Affirmative Votes........................    27,368,948
Negative Votes...........................        46,369
Abstentions..............................        10,671
Broker Nonvotes..........................             0

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

          The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

     (b) Reports on Form 8-K:

     (1) In a report on form 8-K dated April 3, 2000 and filed with the Securities Commission on April 3, 2000, the Company reported that Donald N. Boyce, the Company's Chairman of the Board of Directors, retired on March 31, 2000. Mr. Boyce's decision to retire was consistent with his plan to remain on the Board of Directors for one year following his retirement on March 31, 1999, as chief executive officer. Mr. Boyce, 61, has been with the company since its founding in 1988. He served as chairman, president and chief executive officer through 1997, and as chairman and chief executive officer through March 31, 1999.

     (2) In a report on form 8-K dated April 17, 2000 and filed with the Securities Commission on April 17, 2000, the Company reported Dennis K. Williams, 54, as the Company's Chairman of the Board, President and Chief Executive Officer effective May 1, 2000. With his appointment, Mr. Williams succeeded Donald N. Boyce, who retired as Chairman on March 31, and Frank J. Hansen who retired as President and Chief Executive Officer and as Director as of April 30, 2000.

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

August 10, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       Restated Certificate of Incorporation of IDEX Corporation
           (formerly HI, Inc.) (incorporated by reference to Exhibit
           No. 3.1 to the Registration Statement on Form S-1 of IDEX,
           et al., Registration No. 33-21205, as filed on April 21,
           1988)
 3.1(a)    Amendment to Restated Certificate of Incorporation of IDEX
           Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
           Form 10-Q for the quarter ended March 31, 1996, Commission
           File No. 1-10235)
 3.2       Amended and Restated By-Laws of IDEX Corporation
           (incorporated by reference to Exhibit No. 3.2 to
           Post-Effective Amendment No. 2 to the Registration Statement
           on Form S-1 of IDEX, et al., Registration No. 33-21205, as
           filed on July 17, 1989)
 3.2(a)    Amended and Restated Article III, Section 13 of the Amended
           and Restated By-Laws of IDEX Corporation (incorporated by
           reference to Exhibit No. 3.2(a) to Post-Effective Amendment
           No. 3 to the Registration Statement on Form S-1 of IDEX, et
           al., Registration No. 33-21205, as filed on February 12,
           1990)
 4.1       Restated Certificate of Incorporation and By-Laws of IDEX
           Corporation (filed as Exhibits No. 3.1 through 3.2(a))
 4.2       Indenture, dated as of February 23, 1998, between IDEX
           Corporation, and Norwest Bank Minnesota, National
           Association, as Trustee, relating to the 6 7/8% Senior Notes of IDEX Corporation due February 15, 2008 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
           1-10235)
 4.3       Specimen Senior Note of IDEX Corporation (incorporated by
           reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
           1-10235)
 4.4       Specimen Certificate of Common Stock of IDEX Corporation
           (incorporated by reference to Exhibit No. 4.3 to the
           Registration Statement on Form S-2 of IDEX, et al.,
           Registration No. 33-42208, as filed on September 16, 1991)
 4.5       Third Amended and Restated Credit Agreement dated as of July
           17, 1996, among IDEX Corporation, Bank of America NT&SA, as
           Agent, and other financial institutions named therein (the
           "Banks") (incorporated by reference to Exhibit No. 4.5 to
           the Quarterly Report of IDEX on Form 10-Q for the quarter
           ended June 30, 1996, Commission File No. 1-10235)
 4.5(a)    First Amendment to the Third Amended and Restated Credit
           Agreement dated as of April 11, 1997 (incorporated by
           reference to Exhibit No. 4.5(a) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
 4.5(b)    Second Amendment to the Third Amended and Restated Credit
           Agreement dated as of January 20, 1998 (incorporated by
           reference to Exhibit No. 4.5(b) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
 4.5(c)    Third Amendment to the Third Amended and Restated Credit
           Agreement dated as of February 9, 1998 (incorporated by
           reference to Exhibit No. 4.5(c) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
 4.5(d)    Fourth Amendment to the Third Amended and Restated Credit
           Agreement dated as of April 3, 1998 (incorporated by
           reference to Exhibit No. 4.5(d) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
 4.5(e)    Fifth Amendment to the Third Amended and Restated Credit
           Agreement dated as of June 8, 1999 (incorporated by
           reference to Exhibit No. 4.5(e) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1999,
           Commission File No. 1-10235)
10.1*      IDEX Corporation Amended and Restated Stock Option Plan for
           Outside Directors

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.2       Amended and Restated Employment Agreement between IDEX
           Corporation and Wayne P. Sayatovic, dated March 31, 2000
10.3       First Amendment to the Letter Agreement between IDEX
           Corporation and Wayne P. Sayatovic, dated March 15, 2000
10.4       First Amendment to the Letter Agreement between IDEX
           Corporation and James R. Fluharty, dated March 15, 2000
10.5       First Amendment to the Letter Agreement between IDEX
           Corporation and Rodney L. Usher, dated March 15, 2000
10.6*      Employment Agreement between IDEX Corporation and Dennis K.
           Williams dated April 14, 2000
10.7*      Letter Agreement between IDEX Corporation and Wayne P.
           Sayatovic, dated April 24, 2000
10.8*      Letter Agreement between IDEX Corporation and James R.
           Fluharty, dated April 24, 2000
10.9*      Letter Agreement between IDEX Corporation and David T.
           Windmuller, dated April 24, 2000
10.10*     Letter Agreement between IDEX Corporation and Rodney L.
           Usher, dated April 24, 2000
27*        Financial Data Schedule

-------------------------
* Filed herewith