Form 10-Q
period 2000-09-30
IDEX CORP /DE/
filed 2000-10-27
CIK 832101

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                           Yes X               No __

     Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of October 25, 2000: 30,105,973.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2000             1999
                                                                -------------    ------------
                                                                 (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................      $  6,851         $  2,895
  Receivables -- net........................................       107,492          100,805
  Inventories...............................................       112,104          106,141
  Other current assets......................................         6,110            3,874
                                                                  --------         --------
       Total current assets.................................       232,557          213,715
Property, plant and equipment -- net........................       125,721          129,917
Intangible assets -- net....................................       389,759          385,061
Other noncurrent assets.....................................        10,994            9,874
                                                                  --------         --------
       Total assets.........................................      $759,031         $738,567
                                                                  ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt...........................................      $ 92,638         $     --
  Trade accounts payable....................................        43,259           44,289
  Dividends payable.........................................         4,214            4,153
  Accrued expenses..........................................        42,154           43,192
                                                                  --------         --------
       Total current liabilities............................       182,265           91,634
Long-term debt..............................................       162,680          268,589
Other noncurrent liabilities................................        50,829           49,320
                                                                  --------         --------
       Total liabilities....................................       395,774          409,543
                                                                  --------         --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares authorized: 2000 and 1999 -- 75,000,000
     Shares issued and outstanding: 2000 -- 30,101,593;
      1999 -- 29,635,576....................................           301              296
  Additional paid-in capital................................       111,738           99,802
  Retained earnings.........................................       270,608          233,326
  Minimum pension liability adjustment......................        (1,759)          (1,759)
  Accumulated translation adjustment........................        (8,784)          (2,543)
  Treasury stock............................................          (144)             (98)
  Unearned compensation on restricted stock.................        (8,703)              --
                                                                  --------         --------
       Total shareholders' equity...........................       363,257          329,024
                                                                  --------         --------
       Total liabilities and shareholders' equity...........      $759,031         $738,567
                                                                  ========         ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                     THIRD QUARTER ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2000       1999       2000       1999
                                                     --------   --------   --------   --------
                                                         (UNAUDITED)           (UNAUDITED)
Net sales..........................................  $176,218   $169,892   $538,138   $487,864
Cost of sales......................................   106,041    104,065    324,475    295,987
                                                     --------   --------   --------   --------
Gross profit.......................................    70,177     65,827    213,663    191,877
Selling, general and administrative expenses.......    36,593     35,401    112,542    105,400
Goodwill amortization..............................     3,006      2,921      8,824      8,339
                                                     --------   --------   --------   --------
Operating income...................................    30,578     27,505     92,297     78,138
Other income (expense) -- net......................      (172)       100       (315)       334
                                                     --------   --------   --------   --------
Income before interest expense and income taxes....    30,406     27,605     91,982     78,472
Interest expense...................................     4,284      4,716     12,508     13,579
                                                     --------   --------   --------   --------
Income before income taxes.........................    26,122     22,889     79,474     64,893
Provision for income taxes.........................     9,557      8,438     29,564     24,400
                                                     --------   --------   --------   --------
Net income.........................................  $ 16,565   $ 14,451   $ 49,910   $ 40,493
                                                     ========   ========   ========   ========
Basic earnings per common share....................  $    .56   $    .49   $   1.68   $   1.37
                                                     ========   ========   ========   ========
Diluted earnings per common share..................  $    .54   $    .48   $   1.63   $   1.35
                                                     ========   ========   ========   ========
Share data:
Weighted average common shares outstanding.........    29,740     29,594     29,700     29,514
                                                     ========   ========   ========   ========
Weighted average common shares outstanding assuming
  full dilution....................................    30,899     30,301     30,618     30,056
                                                     ========   ========   ========   ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     COMMON
                                    STOCK &                 MINIMUM                                UNEARNED
                                   ADDITIONAL               PENSION     ACCUMULATED              COMPENSATION        TOTAL
                                    PAID-IN     RETAINED   LIABILITY    TRANSLATION   TREASURY   ON RESTRICTED   SHAREHOLDERS'
                                    CAPITAL     EARNINGS   ADJUSTMENT   ADJUSTMENT     STOCK         STOCK          EQUITY
                                   ----------   --------   ----------   -----------   --------   -------------   -------------
Balance, December 31, 1999.......   $100,098    $233,326    $(1,759)      $(2,543)     $ (98)       $    --        $329,024
                                    --------    --------    -------       -------      -----        -------        --------
Net income.......................                 49,910                                                             49,910
Unrealized translation
  adjustment.....................                                          (6,241)                                   (6,241)
                                                --------                  -------                                  --------
Comprehensive income.............                 49,910                   (6,241)                                   43,669
                                                --------                  -------                                  --------
Issuance of 118,017 shares of
  common stock from exercise of
  stock options..................      2,447                                                                          2,447
Issuance of 350,000 shares of
  restricted common stock........      9,494                                                         (9,494)             --
Amortization of restricted stock
  awards.........................                                                                       791             791
Purchase of common stock.........                                                        (46)                           (46)
Cash dividends declared on common
  stock ($.42 per share).........                (12,628)                                                           (12,628)
                                    --------    --------    -------       -------      -----        -------        --------
Balance, September 30, 2000
  (unaudited)....................   $112,039    $270,608    $(1,759)      $(8,784)     $(144)       $(8,703)       $363,257
                                    ========    ========    =======       =======      =====        =======        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Cash flows from operating activities
Net income..................................................  $ 49,910   $ 40,493
Adjustments to reconcile to net cash provided by operations:
  Depreciation and amortization.............................    17,033     16,351
  Amortization of intangibles...............................     9,986      9,534
  Amortization of unearned compensation.....................       791         --
  Amortization of debt issuance expenses....................       168        307
  Deferred income taxes.....................................        --      3,052
  Increase in receivables...................................    (4,163)    (7,197)
  (Increase) decrease in inventories........................    (1,243)     5,078
  Decrease in trade accounts payable........................    (1,682)    (2,809)
  Decrease in accrued expenses..............................    (2,066)      (805)
  Other -- net..............................................    (5,724)    (1,906)
                                                              --------   --------
     Net cash flows from operating activities...............    63,010     62,098
                                                              --------   --------
Cash flows from investing activities
  Additions to property, plant and equipment................   (13,825)   (14,812)
  Acquisitions of businesses (net of cash acquired).........   (34,369)   (48,175)
                                                              --------   --------
     Net cash flows from investing activities...............   (48,194)   (62,987)
                                                              --------   --------
Cash flows from financing activities
  Borrowings under credit facilities for acquisitions.......    34,369     48,175
  Net repayments under credit facilities....................   (28,156)   (28,608)
  Repayments of other long-term debt........................    (3,517)    (3,815)
  Decrease in accrued interest..............................    (2,637)    (3,029)
  Dividends paid............................................   (12,566)   (12,390)
  Proceeds from stock option exercises......................     1,693      2,871
  Purchase of common stock..................................       (46)       (98)
                                                              --------   --------
     Net cash flows from financing activities...............   (10,860)     3,106
                                                              --------   --------
Net increase in cash........................................     3,956      2,217
Cash and cash equivalents at beginning of year..............     2,895      2,721
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  6,851   $  4,938
                                                              ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................  $ 15,314   $ 16,301
  Income taxes..............................................    30,116     18,790
Significant non-cash activities:
  Debt acquired with acquisition of business................        --     13,065

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

     Information about the operations of IDEX in different business segments follows based on the nature of products and services offered. The Company's basis of segmentation and basis of segment profit measurement for the quarter and nine months ended September 30, 2000, are the same as those set forth under "Business Segments and Geographic Information" on pages 30 and 31 of the 1999 Annual Report to Shareholders. Intersegment sales are accounted for at fair value as if the sales were to third parties. Amounts are in thousands.

                       IDEX CORPORATION AND SUBSIDIARIES

                                                        THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                        --------------------    --------------------
                                                          2000        1999        2000        1999
                                                          ----        ----        ----        ----
                                                            (UNAUDITED)             (UNAUDITED)
Net sales
  Pump Products
     From external customers........................    $ 99,304    $ 92,880    $298,754    $280,678
     Intersegment sales.............................         718         657       2,161       2,058
                                                        --------    --------    --------    --------
          Total group sales.........................     100,022      93,537     300,915     282,736
                                                        --------    --------    --------    --------
  Dispensing Equipment
     From external customers........................      41,713      41,470     128,804     100,870
     Intersegment sales.............................          --           3           1           5
                                                        --------    --------    --------    --------
          Total group sales.........................      41,713      41,473     128,805     100,875
                                                        --------    --------    --------    --------
  Other Engineered Products
     From external customers........................      35,201      35,542     110,580     106,316
     Intersegment sales.............................           1          --           3           2
                                                        --------    --------    --------    --------
          Total group sales.........................      35,202      35,542     110,583     106,318
                                                        --------    --------    --------    --------
  Intersegment elimination..........................        (719)       (660)     (2,165)     (2,065)
                                                        --------    --------    --------    --------
          Total net sales...........................    $176,218    $169,892    $538,138    $487,864
                                                        ========    ========    ========    ========
Operating income
  Pump Products.....................................    $ 18,783    $ 15,486    $ 57,048    $ 50,169
  Dispensing Equipment..............................       8,538       8,414      26,470      19,552
  Other Engineered Products.........................       7,042       6,591      21,030      18,672
  Corporate Office and Other........................      (3,785)     (2,986)    (12,251)    (10,255)
                                                        --------    --------    --------    --------
          Total operating income....................    $ 30,578    $ 27,505    $ 92,297    $ 78,138
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

     All acquisitions were accounted for as purchases, and operating results include the acquisitions from the dates of purchase. Cost in excess of net assets acquired is amortized on a straight-line basis over a period not exceeding 40 years. The effects of the Ismatec and Trebor acquisitions on IDEX's results of operations are not significant. The unaudited pro forma consolidated results of operations, including FAST, for the nine months

                       IDEX CORPORATION AND SUBSIDIARIES
ended September 30, 1999, reflecting the allocation of the purchase price and related financing of the transaction are as follows, assuming the acquisition had occurred at the beginning of the period (in thousands except per share amounts):

                                                                  1999
                                                               -----------
                                                               (UNAUDITED)
Net sales...................................................    $507,673
Net income..................................................      42,063
Basic EPS -- Net income.....................................        1.43
Diluted EPS -- Net income...................................        1.40

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

                                           THIRD QUARTER ENDED    NINE MONTHS ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,
                                           --------------------   ------------------
                                             2000        1999      2000       1999
                                           --------    --------   -------    -------
                                               (UNAUDITED)           (UNAUDITED)
Basic weighted average common shares
  outstanding............................   29,740      29,594    29,700     29,514
Dilutive effect of stock options.........    1,159         707       918        542
                                            ------      ------    ------     ------
Weighted average common shares
  outstanding assuming full dilution.....   30,899      30,301    30,618     30,056
                                            ======      ======    ======     ======

4. INVENTORIES

     The components of inventories as of September 30, 2000, and December 31, 1999, were (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                       (UNAUDITED)
Raw materials and supplies..........................    $ 32,757        $ 28,930
Work in process.....................................      13,787          12,722
Finished goods......................................      65,560          64,489
                                                        --------        --------
          Total.....................................    $112,104        $106,141
                                                        ========        ========

     Those inventories which were carried on a LIFO basis amounted to $90,564 and $86,587 at September 30, 2000, and December 31, 1999, respectively. The excess of current cost over LIFO inventory value and the impact of using the LIFO method on earnings are not material.

5. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at September 30, 2000, and December 31, 1999.

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

     IDEX reported record sales, net income and earnings per share for the third quarter ended September 30, 2000. New orders for the third quarter totaled $164.0 million, unchanged from the third quarter of last year and 9% lower than this year's second quarter. Order activity is strongest for IDEX in its first six months, as OEM customers often will order their requirements for the new year during this period. As expected, the order backlog was reduced $12.2 million during the third quarter. IDEX ended the quarter with a typical unfilled order backlog of slightly over one month's sales. This customarily low level of backlog allows the Company to provide excellent customer service, but also means that changes in orders are felt quickly in operating results.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. Management is very optimistic about the short- and long-term prospects of the Company. IDEX anticipates its strong results will continue, with fourth quarter performance at third quarter levels. This would lead to record orders, sales and earnings per share in 2000. Management believes that IDEX will benefit from its continued emphasis on profitable growth initiatives, margin improvements at recently acquired businesses, the use of the Company's strong cash flow to cut debt and interest expense, and an active and successful acquisition strategy.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     The preceding paragraph and the "Liquidity and Capital Resources" sections of this management's discussion and analysis of IDEX operations contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements relate to, among other things, capital expenditures, cost reduction, cash flow and operating improvements, and are indicated by words such as "anticipate," "estimate," "expects," "plans," "projects," "should," "will," "management believes," "the Company intends" and similar words or phrases. Such statements are subject to inherent uncertainties and risks which could cause actual results to vary materially from suggested results, including but not limited to the following: levels of industrial activity and economic conditions in the U.S and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company's results, particularly in light of the low levels of order backlogs typically maintained by the Company; IDEX's ability to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of IDEX's capacity and the affect of capacity utilization on costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on page 10 and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of three reporting groups: Pump Products, Dispensing Equipment and Other Engineered Products.

PERFORMANCE IN THE THIRD QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME PERIOD OF 1999

     IDEX reported record sales, net income and earnings per share for the third quarter ended September 30, 2000. Incoming orders, $164.0 million, were unchanged from 1999 with 3% growth from recent acquisitions (FAST-June 1999, Ismatec-April 2000 and Trebor-April 2000) offset by a 3% decline from base business which was totally attributable to the negative effect from foreign currency translation. Net sales for the three months ended September 30, 2000 were $176.2 million, a 4% increase over the $169.9 million for the comparable 1999 period. Acquisitions added 4% to third quarter sales and base business volume was up 3%, while foreign currency translation had a 3% negative effect. Net income was $16.6 million, 15% higher than the $14.5 million earned in the third quarter of 1999. Diluted earnings per share rose 6 cents to 54 cents, up 13% compared with the same period a year ago.

     In the third quarter of 2000, the Pump Products Group contributed 56% of sales and 55% of operating income, the Dispensing Equipment Group accounted for 24% of sales and 25% of operating income, and the Other Engineered Products Group represented both 20% of sales and operating income. International sales were 42% of total sales, up from 40% in the same quarter of 1999. In the third quarter of 2000, international sales grew by 9% while domestic sales increased by 1% compared with last year. Excluding the recent acquisitions and currency translation, international sales increased 11% reflecting increases in all international markets.

     Pump Products Group sales of $100.0 million for the three months ended September 30, 2000 increased by $6.5 million, or 7%, from 1999 principally reflecting the Ismatec and Trebor acquisitions which added 6% to the third quarter sales. Base business sales volume was up 2% from last year while foreign currency had a 1% negative effect on the Group's sales comparison to 1999. In the third quarter of 2000, international sales grew by 19%, while domestic sales increased by 2%. As a result, sales to customers outside the U.S. increased to 33% of total group sales in 2000 from 30% in 1999 due to higher sales in all international markets.

     Dispensing Equipment Group sales of $41.7 million increased $0.2 million, or 1%, in the third quarter of 2000 compared with last year's third quarter. Base business volume was up 6% from 1999 and acquisitions added 1% to this Group's sales growth, while foreign currency translation had a 6% negative effect. In the third quarter of 2000, international sales grew by 9%, while domestic sales decreased by 8%, principally reflecting a temporary change in market conditions in the paints and coatings markets. The business environment for the Group's dispensing equipment, which primarily serves the paints and coatings markets, remains robust in Europe, due to the European Union-mandated change to water-based pigments. However, this strength is being offset as some paint manufacturers and retailers in the U.S. have reduced their short-term demand for paint dispensing equipment. Sales to customers outside the U.S. were 56% of total group sales in 2000, up from 52% in 1999 primarily reflecting a change in sales mix due to the stronger European sales increase in 2000.

     Other Engineered Products Group sales of $35.2 million decreased by $0.3 million, or 1%, in the third quarter of 2000 compared with 1999. Overall base business increased by 3% and foreign currency translation had a negative effect of 4% on this Group's sales volume. In the third quarter of 2000, domestic sales increased by 6% and international sales decreased by 8% with the lower international sales resulting from foreign currency translation. Excluding foreign currency, international sales increased by 1% in 2000 compared to last year. Sales to customers outside the U.S. were 46% of total group sales in 2000, down from 50% in 1999 principally reflecting the foreign currency translation effect on international sales in 2000.

     Gross profit of $70.2 million in the third quarter of 2000 increased by $4.4 million, or 7%, from 1999 reflecting higher sales volume at the Pump Products Group. Gross profit as a percent of sales was 39.8% in 2000 and increased from 38.7% in 1999 principally reflecting productivity improvements at the Company's

                       IDEX CORPORATION AND SUBSIDIARIES

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                                     THIRD QUARTER ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2000       1999     2000(1)    1999(2)
                                                     --------   --------   --------   --------
                                                         (UNAUDITED)           (UNAUDITED)
Pump Products Group
  Net sales(3).....................................  $100,022   $ 93,537   $300,915   $282,736
  Operating income(4)..............................    18,783     15,486     57,048     50,169
  Operating margin.................................      18.8%      16.6%      19.0%      17.7%
  Depreciation and amortization....................  $  4,959   $  4,846   $ 14,981   $ 14,656
  Capital expenditures.............................     2,732      2,767      6,565      6,966

Dispensing Equipment Group
  Net sales(3).....................................  $ 41,713   $ 41,473   $128,805   $100,875
  Operating income(4)..............................     8,538      8,414     26,470     19,552
  Operating margin.................................      20.5%      20.3%      20.6%      19.4%
  Depreciation and amortization....................  $  2,347   $  2,453   $  6,729   $  5,875
  Capital expenditures.............................     1,413      2,258      3,896      4,765

Other Engineered Products Group
  Net sales(3).....................................  $ 35,202   $ 35,542   $110,583   $106,318
  Operating income(4)..............................     7,042      6,591     21,030     18,672
  Operating margin.................................      20.0%      18.5%      19.0%      17.6%
  Depreciation and amortization....................  $  1,615   $  1,671   $  5,120   $  5,120
  Capital expenditures.............................     1,181        902      3,337      3,027

Company
  Net sales........................................  $176,218   $169,892   $538,138   $487,864
  Operating income.................................    30,578     27,505     92,297     78,138
  Operating margin.................................      17.4%      16.2%      17.2%      16.0%
  Depreciation and amortization(5).................  $  9,416   $  9,048   $ 27,810   $ 25,885
  Capital expenditures.............................     5,258      5,931     13,825     14,812

---------------

(1) Includes acquisition of Ismatec SA (April 17, 2000) and Trebor International, Inc. (May 31, 2000) in the Pump Products Group from the dates of acquisition.

(2) Includes acquisition of FAST S.p.A. (June 4, 1999) in the Dispensing Equipment Group from the date of acquisition.

(3) Group net sales include intersegment sales.

(4) Group operating income excludes net unallocated corporate operating expenses.

(5) Excludes amortization of debt issuance expenses.

base businesses. Selling, general and administrative expenses increased to $36.6 million in 2000 from $35.4 million in 1999, and as a percent of net sales, was 20.8%, unchanged from 1999. Goodwill amortization increased by $0.1 million to $3.0 million in 2000 reflecting the recent acquisitions. As a percent of sales, goodwill amortization remained flat at about 1.7% for both years.

     Operating income increased by $3.1 million, or 11%, to $30.6 million in 2000 from $27.5 million in 1999. Operating income as a percent of sales increased to 17.4% in 2000 from 16.2% in 1999. The increase in operating income and margin growth reflected improvements at all three business groups and resulted from expense controls and productivity improvements at all business groups and from higher sales volumes in the Pump Products Group. In the Pump Products Group, operating income of $18.8 million and operating margin of 18.8% in 2000 compared to the $15.5 million and 16.6% recorded in 1999. Operating income of $8.5 million and operating margin of 20.5% in the Dispensing Equipment Group increased from the $8.4 million and 20.3% recorded in 1999. Operating income in the Other Engineered Products Group of $7.0 million and operating margin of 20.0% in 2000 increased from $6.6 million and 18.5% achieved in 1999.

     Other expense increased $0.3 million to expense of $0.2 million in the third quarter of 2000 from income of $0.1 million last year reflecting lower income from fixed asset dispositions.

     Interest expense decreased to $4.3 million in the third quarter of 2000 from $4.7 million in 1999. The decrease in interest was due to debt reductions from operating cash flow, partially offset by additional debt required for the acquisition of the FAST, Ismatec and Trebor businesses.

     The provision for income taxes increased to $9.6 million in 2000 from $8.4 million in 1999 reflecting higher income. The effective tax rate decreased to 36.6% in 2000 from 36.9% in 1999.

     Net income of $16.6 million in 2000 was 15% higher than income of $14.5 million recorded in 1999. Diluted earnings per share amounted to 54 cents in 2000, an increase of 6 cents per share, or 13%, from the 48 cents achieved in 1999.

PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME PERIOD OF 1999

     Orders, sales, net income and earnings per share for the first nine months of 2000 were the highest for any comparable period in the Company's history. New orders in the first three quarters of 2000 totaled $538.1 million, a 10% increase from the same period last year. In the first nine months, sales of $538.1 million also rose 10% from the comparable 1999 period. Acquisitions added 5% to nine-month sales, and base business was up 7%, while foreign currency translation had a 2% negative effect. Net income of $49.9 million was 23% above the $40.5 million recorded in 1999. Year-to-date diluted earnings per share rose 28 cents to $1.63, a 21% improvement over the same period a year ago.

     For the first three quarters of 2000, the Pump Products Group contributed 56% of sales and 55% of operating income, the Dispensing Equipment Group accounted for 24% of sales and 25% of operating income, and the Other Engineered Products Group represented both 20% of sales and operating income. International sales were 41% of total sales, up from 38% in the same period last year. International sales grew by 17 percent for the first nine months of 2000, while domestic sales increased by 6%. Excluding the recent acquisitions and foreign currency, international sales increased 12% reflecting higher sales volume in all international markets.

     Pump Products Group sales of $300.9 million increased by $18.2 million, or 6%, for the nine months ended September 30, 2000 compared with 1999 principally reflecting 4% higher base sales volume. The Ismatec and Trebor acquisitions added 3% to the first nine months sales while foreign currency had a 1% negative on the Group's sales comparison to 1999. In the first three quarters of 2000, international sales grew by 14%, while domestic sales increased by 3%. As a result, sales to customers outside the U.S. increased to 33% of total group sales in 2000 from 30% in 1999 due to higher sales in all international markets.

     Dispensing Equipment Group sales of $128.8 million increased $27.9 million, or 28%, in the first nine months of 2000 compared with the comparable period of last year. The FAST acquisition added 17% to the first nine months sales and base business volume was up 16%, but foreign currency translation had a 5% negative effect. In the first nine months of 2000, international sales grew by 47%, while domestic sales increased by 11%. The increase in international sales reflected the FAST acquisition and higher base business volume. Sales to customers outside the U.S. were 54% of total group sales in 2000, up from 47% in 1999 chiefly resulting from the additional international sales from the FAST acquisition.

     Other Engineered Products Group sales of $110.6 million increased by $4.3 million, or 4%, in the first nine months of 2000 compared with 1999. Overall base business increased by 8% and foreign currency translation had a negative effect of 4% on this Group's sales volume. In the nine months ended September 30, 2000, domestic sales increased by 11% and international sales were 3% lower. Sales to customers outside the U.S. were 47% of total group sales in 2000, down from 50% in 1999 principally reflecting a change in sales mix due to the stronger domestic sales increase in 2000.

     Gross profit of $213.7 million in the first nine months of 2000 increased by $21.8 million, or 11%, from 1999 reflecting higher sales volume in all of IDEX's business groups. Gross profit as a percent of sales was 39.7% in 2000 and increased from 39.3% in 1999 principally reflecting productivity improvements at the Company's base businesses. Selling, general and administrative expenses increased to $112.5 million in 2000 from $105.4 million in 1999, and as a percent of net sales, decreased to 20.9% from 21.6% in 1999. Goodwill amortization increased by 6% to $8.8 million in 2000 from $8.3 million in 1999 reflecting the recent acquisitions. As a percent of sales, goodwill amortization remained flat at about 2% for both years.

     Operating income increased by $14.2 million, or 18%, to $92.3 million in 2000 from $78.1 million in 1999. Operating income as a percent of sales increased to 17.2% in 2000 from 16.0% in 1999. The increase in operating income and margin growth reflected improvements at all three business groups and resulted from higher sales volumes, expense controls and productivity improvements. In the Pump Products Group, operating income of $57.0 million and operating margin of 19.0% in 2000 compared to the $50.2 million and 17.7% recorded in 1999. Operating income of $26.5 million and operating margin of 20.6% in the Dispensing Equipment Group increased from the $19.6 million and 19.4% recorded in 1999. Operating income in the Other Engineered Products Group of $21.0 million and operating margin of 19.0% in 2000 increased from $18.7 million and 17.6% achieved in 1999.

     Other expense increased $0.6 million to expense of $0.3 million for the nine months ended September 30, 2000 from income of $0.3 million last year reflecting lower income from fixed asset dispositions.

     Interest expense decreased to $12.5 million in the first nine months of 2000 from $13.6 million in 1999. The decrease in interest was due to debt reductions from operating cash flow, partially offset by additional debt required for the acquisition of the FAST, Ismatec and Trebor businesses.

     The provision for income taxes increased to $29.6 million in 2000 from $24.4 million in 1999 reflecting higher income. The effective tax rate decreased to 37.2% in 2000 from 37.6% in 1999.

     Net income of $49.9 million in 2000 was 23% higher than income of $40.5 million in 1999. Diluted earnings per share amounted to $1.63 in 2000, an increase of 28 cents per share, or 21%, from the $1.35 achieved in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, excluding short-term debt, IDEX's working capital was $142.9 million and its current ratio was 2.6 to 1. The Company's cash flow from operations increased by $0.9 million to $63.0 million in 2000. The increase principally reflected higher income partially offset by higher working capital requirements due to higher sales volume.

     Cash flow provided from operations was more than adequate to fund capital expenditures of $13.8 million and $14.8 million in 2000 and 1999, respectively. Capital expenditures were generally for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term.

     The Company acquired Ismatec SA on April 17, 2000 and Trebor International, Inc. on May 31, 2000 at a total cost of approximately $34 million. The acquisitions were accounted for using the purchase method and were financed under the Company's U.S. bank credit facilities. Interest is payable at rates ranging from 3.8% to 7.0%.

     At September 30, 2000, the maximum amount available under the U.S. Bank Credit Facility was $235 million, of which $90.9 million was borrowed including $85.4 million in western european currencies. The western european currency borrowings provide an economic hedge against the net investment in Fluid Management's Netherlands operation, FAST's Italian operation and Micropump's Ismatec Switzerland operation. Any amount outstanding at July 1, 2001, becomes due at that date, accordingly, the company has classified the borrowings under the U.S. Bank Credit Facility, along with accrued interest, as short-term debt at September 30, 2000. The Company anticipates securing a similar credit facility prior to July 1, 2001. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin. At September 30, 2000, the applicable margin was 35 basis points. The Company pays an annual facility fee of 15 basis points on the total facility.

     The Company also has an $8 million demand line of credit available for short-term borrowing requirements at the bank's reference rate or at an optional rate based on the bank's cost of funds. At September 30, 2000, the Company had no borrowings under this short-term line of credit.

     At September 30, 2000, the maximum amount available under the Company's German credit agreement was 52.5 million marks ($23.7 million), of which 16.5 million marks ($7.4 million) was being used, which provides an economic hedge against the net investment in the Company's Lukas subsidiary. The availability under this agreement declines to 37 million marks at November 1, 2000. Any amount outstanding at November 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus an applicable margin. At September 30, 2000, the applicable margin was 62.5 basis points.

     On October 20, 1998, IDEX's Board of Directors authorized the repurchase of up to 1.5 million shares of common stock either at market prices or on a negotiated basis as market conditions warrant. Any such purchases would be funded with borrowings under the Company's existing lines of credit. At September 30, 2000, IDEX has purchased a total of 6,500 shares under the program at a cost of approximately $144,000 including 2,000 shares at a cost of approximately $46,000 during the first nine months of 2000.

     IDEX believes it will generate sufficient cash flow from operations in 2000 to meet its operating requirements, interest and scheduled amortization payments under the U.S. Bank Credit Facility, the demand line of credit and the German credit agreement, interest and principal payments on the Senior Notes, any share repurchases, approximately $20 million of planned capital expenditures, and approximately $17 million of annual dividend payments to holders of common stock. From commencement of operations in January 1988 until September 30, 2000, IDEX has borrowed $674 million under its various credit agreements to complete 16 acquisitions. During this same period IDEX generated, principally from operations, cash flow of $585 million to reduce its indebtedness. In the event that suitable businesses are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $255.3 million of total debt of the Company outstanding at September 30, 2000. Approximately 23% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $292,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is either fixed rate debt or debt that has been essentially fixed through the use of interest rate swaps. The Company will from time to time enter into interest rate swaps on its debt when it believes there is a clear financial advantage for doing so. A formalized treasury risk management policy adopted by the Board of Directors exists that describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes, and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

     The Company's foreign currency exchange rate risk is limited principally to the euro, British pound and Swiss franc. The Company manages its foreign exchange risk principally through the invoicing of its customers in the same currency as the source of the products.

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

October 27, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       Restated Certificate of Incorporation of IDEX Corporation
           (formerly HI, Inc.) (incorporated by reference to Exhibit
           No. 3.1 to the Registration Statement on Form S-1 of IDEX,
           et al., Registration No. 33-21205, as filed on April 21,
           1988)
 3.1(a)    Amendment to Restated Certificate of Incorporation of IDEX
           Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
           Form 10-Q for the quarter ended March 31, 1996, Commission
           File No. 1-10235)
 3.2       Amended and Restated By-Laws of IDEX Corporation
           (incorporated by reference to Exhibit No. 3.2 to
           Post-Effective Amendment No. 2 to the Registration Statement
           on Form S-1 of IDEX, et al., Registration No. 33-21205, as
           filed on July 17, 1989)
 3.2(a)    Amended and Restated Article III, Section 13 of the Amended
           and Restated By-Laws of IDEX Corporation (incorporated by
           reference to Exhibit No. 3.2(a) to Post-Effective Amendment
           No. 3 to the Registration Statement on Form S-1 of IDEX, et
           al., Registration No. 33-21205, as filed on February 12,
           1990)
 4.1       Restated Certificate of Incorporation and By-Laws of IDEX
           Corporation (filed as Exhibits No. 3.1 through 3.2(a))
 4.2       Indenture, dated as of February 23, 1998, between IDEX
           Corporation, and Norwest Bank Minnesota, National
           Association, as Trustee, relating to the 6 7/8% Senior Notes of IDEX Corporation due February 15, 2008 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
           1-10235)
 4.3       Specimen Senior Note of IDEX Corporation (incorporated by
           reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
           1-10235)
 4.4       Specimen Certificate of Common Stock of IDEX Corporation
           (incorporated by reference to Exhibit No. 4.3 to the
           Registration Statement on Form S-2 of IDEX, et al.,
           Registration No. 33-42208, as filed on September 16, 1991)
 4.5       Third Amended and Restated Credit Agreement dated as of July
           17, 1996, among IDEX Corporation, Bank of America NT&SA, as
           Agent, and other financial institutions named therein (the
           "Banks") (incorporated by reference to Exhibit No. 4.5 to
           the Quarterly Report of IDEX on Form 10-Q for the quarter
           ended June 30, 1996, Commission File No. 1-10235)
 4.5(a)    First Amendment to the Third Amended and Restated Credit
           Agreement dated as of April 11, 1997 (incorporated by
           reference to Exhibit No. 4.5(a) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
 4.5(b)    Second Amendment to the Third Amended and Restated Credit
           Agreement dated as of January 20, 1998 (incorporated by
           reference to Exhibit No. 4.5(b) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
 4.5(c)    Third Amendment to the Third Amended and Restated Credit
           Agreement dated as of February 9, 1998 (incorporated by
           reference to Exhibit No. 4.5(c) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
 4.5(d)    Fourth Amendment to the Third Amended and Restated Credit
           Agreement dated as of April 3, 1998 (incorporated by
           reference to Exhibit No. 4.5(d) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1998,
           Commission File No. 1-10235)
 4.5(e)    Fifth Amendment to the Third Amended and Restated Credit
           Agreement dated as of June 8, 1999 (incorporated by
           reference to Exhibit No. 4.5(e) to the Quarterly Report of
           IDEX on Form 10-Q for the quarter ended June 30, 1999,
           Commission File No. 1-10235)
10.1       IDEX Corporation Amended and Restated Stock Option Plan for
           Outside Directors

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.2       Amended and Restated Employment Agreement between IDEX
           Corporation and Wayne P. Sayatovic, dated March 31, 2000
10.3       First Amendment to the Letter Agreement between IDEX
           Corporation and Wayne P. Sayatovic, dated March 15, 2000
10.4       First Amendment to the Letter Agreement between IDEX
           Corporation and James R. Fluharty, dated March 15, 2000
10.5       First Amendment to the Letter Agreement between IDEX
           Corporation and Rodney L. Usher, dated March 15, 2000
10.6       Employment Agreement between IDEX Corporation and Dennis K.
           Williams dated April 14, 2000
10.7       Employment Agreement between IDEX Corporation and Wayne P.
           Sayatovic, dated April 24, 2000
10.8       Employment Agreement between IDEX Corporation and James R.
           Fluharty, dated April 24, 2000
10.9       Employment Agreement between IDEX Corporation and David T.
           Windmuller, dated April 24, 2000
10.10      Employment Agreement between IDEX Corporation and Rodney L.
           Usher, dated April 24, 2000
27*        Financial Data Schedule

-------------------------
*  Filed herewith