Form 10-K405
period 2000-12-31
IDEX CORP /DE/
filed 2001-01-31
CIK 832101

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 1-10235

                                IDEX CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                 DELAWARE                                          36-3555336
     (State or other jurisdiction of                            (I.R.S. Employer
      incorporation or organization)                          Identification No.)

             630 DUNDEE ROAD,                                        60062
           NORTHBROOK, ILLINOIS                                    (Zip Code)
 (Address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of IDEX Corporation as of December 31, 2000 was $683,622,355.

     The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of January 29, 2001 was 30,356,579.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2000 Annual Report to Shareholders of IDEX Corporation (the "2000 Annual Report") are incorporated by reference into Parts I and II of this Form 10-K and portions of the definitive Proxy Statement of IDEX Corporation (the "2001 Proxy Statement") with respect to the 2001 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

PUMP PRODUCTS GROUP

     The Pump Products Group designs, produces and distributes a wide variety of industrial pumps, compressors, meters and related controls for the movement of liquids, air and gases. The devices and equipment produced by this Group are used by a large and diverse set of industries, including chemical processing, machinery, water treatment, medical equipment, LP gas distribution, oil and refining, and food and drug processing. In 2000, the six business units that comprised this group were Corken, Gast Manufacturing, Micropump, Pulsafeeder, Viking Pump, and Warren Rupp. The company acquired Liquid Controls L.L.C. ("Liquid Controls"), now part of the Pump Products Group, in January 2001. The group accounted for 56% of sales and 55% of operating income in 2000, with 33% of sales shipped to customers outside the U.S.

     Corken. Corken is a leading producer of positive displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Management estimates that Corken has approximately a 50% U.S. market share for pumps and compressors used in LP gas distribution facilities. Corken's products are used for the transfer and recovery of non-viscous, toxic, and hazardous fluids in either liquid or vapor form. Corken's products are used in a variety of industries including LP gas, oil and gas, petrochemical, pulp and paper, transportation, marine, food processing and general industrial. Approximately 45% of Corken's 2000 sales were to customers outside the U.S. Corken, which was acquired by IDEX in 1991, is based in Oklahoma City, Oklahoma.

     Gast Manufacturing. Gast Manufacturing (Gast) is a leading manufacturer of air-moving products with an estimated 33% U.S. market share in air motors, low and medium range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast's products are used in applications requiring a quiet, clean source of moderate vacuum or pressure. Gast's primary markets served are medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts and industrial manufacturing. Approximately 20% of Gast's 2000 sales were to customers outside the U.S. Gast was acquired in 1998 and is based in Benton Harbor, Michigan, with an additional operation in England.

     Liquid Controls. Liquid Controls is a leading manufacturer of positive displacement flow meters and electronic registration and control products with an estimated one-third market share in its U.S. markets. Applications for its products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and LP gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Liquid Controls was acquired in January 2001 and is headquartered in Lake Bluff, Illinois with joint ventures in Italy and India. Approximately 50% of its sales outside the United States.

     Micropump. Micropump is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps with an approximate 40% U.S. market share. Micropump's products are used in low-flow abrasive and corrosive applications. Micropump serves markets including printing machinery, medical equipment, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp and paper, water treatment and textiles. Micropump's sales in 2000 to customers outside the U.S. were 60%. In April 2000, IDEX acquired Ismatec SA. Ismatec is a leading manufacturer of peristaltic metering pumps, analytic process controllers, and sample preparation systems. Headquartered near Zurich, Switzerland, the business operates as part of Micropump and provides Micropump with entry into scientific R&D markets including pharmaceutical, medical, biotech and institutional laboratory. Micropump, which was acquired by IDEX in 1995, has its headquarters facility in Vancouver, Washington, and also has operations in Switzerland and England.

     Pulsafeeder. Pulsafeeder is a leading manufacturer of metering pumps, special purpose rotary pumps, peristaltic pumps, electronic controls and dispensing equipment with an estimated 40% U.S. market share. Pulsafeeder's products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition. Pulsafeeder's markets include water and wastewater treatment, power generation, pulp and paper, chemical and hydrocarbon processing, swimming pool, industrial and commercial laundry and dishwashing. In 2000, approximately 30% of Pulsafeeder's sales were to customers outside the U.S. Knight Equipment International (Knight) was acquired in 1997 and is operated as part of the Pulsafeeder business unit. Pulsafeeder was acquired in 1992 and is headquartered in Rochester, New York, with additional operations in Lake Forest, California, Punta Gorda, Florida, and Enschede, The Netherlands.

     Viking Pump. Viking Pump is one of the world's largest internal gear pump producers. In the U.S. it has an estimated 40% of the rotary gear pump market. Viking also produces lobe and metering pumps, strainers and reducers, and related controls. These products are used for transferring and metering thin and viscous liquids. Markets served by Viking include chemical, petroleum, pulp and paper, plastics, paints, inks, tanker trucks, compressor, construction, food, beverage, personal care, pharmaceutical and biotech. Approximately 30% of Viking's 2000 sales were to customers outside the U.S. Viking operates two foundries that supply a majority of Viking's castings requirements and also sells a variety of castings to outside customers. Viking is based in Cedar Falls, Iowa, with additional operations in Canada, England and Ireland.

     Warren Rupp. Warren Rupp is a leading producer of double-diaphragm pumps, both air-operated and motor-driven, and accessories with an estimated 25% U.S. market share. Warren Rupp's products are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. Warren Rupp serves markets including chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance. Sales to customers outside the U.S. in 2000 were 50%. In May 2000, IDEX acquired Trebor International which now operates as part of Warren Rupp. Trebor is headquartered in Salt Lake City, Utah, and is a leader in high purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Its products are used to make semiconductors, disk drives and flat panel displays. Blagdon Pump was acquired in 1997 and is operated as part of the Warren Rupp business unit. Warren Rupp is based in Mansfield, Ohio, with additional operations in Utah and England.

DISPENSING EQUIPMENT GROUP

     The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks, dyes; refinishing equipment; and centralized lubrication systems. This proprietary equipment is used in a variety of retail and commercial industries around the world. These units provide equipment, systems, and service for applications such as tinting paints and coatings; providing industrial and automotive refinishing equipment; and the precise lubrication of machinery and transportation equipment. In 2000, the three business units that comprised this group were FAST, Fluid Management, and Lubriquip. The group accounted for 23% of sales and 24% of operating income in 2000, with 55% of sales shipped to customers outside the U.S.

     FAST. The Company acquired FAST S.p.A. (FAST) on June 4, 1999. FAST is a leading European manufacturer of precision-designed tinting, mixing, dispensing and measuring equipment for refinishing, architectural and industrial paints, inks, dyes, pastes and other liquids. Management estimates that FAST has a 20% worldwide share of the architectural and refinishing equipment markets. FAST's products are used for the precise and reliable reproduction of colors based on paint producers' formulas. Through architectural, refinishing and industrial paint producers, precision equipment is supplied to retail and commercial stores, home centers, and automotive body shops. Approximately 95% of FAST's sales in 2000 were to customers outside the U.S. FAST is based in Milan, Italy.

     Fluid Management. Fluid Management is a market leader in automatic and manually operated dispensing, metering and mixing equipment for the paints and coatings market with an estimated 50% worldwide market share. Fluid Management's products are used for the precise blending of base paints, tints and colorants, and inks and dyes. Fluid Management's markets include retail and commercial paint stores, hardware stores, home centers, department stores, printers, and paint and ink manufacturers. Approximately 50% of Fluid Management's 2000 sales were to customers outside the U.S. Fluid Management was acquired by IDEX in 1996 and is based in Wheeling, Illinois. Additional operations are located in The Netherlands and Australia.

     Lubriquip. Lubriquip is a market leader in centralized oil and grease lubrication systems, force-feed lubricators, metering devices, related electronic controls and accessories with an estimated 25% share of the U.S. market for centralized oil lubrication systems. Lubriquip's products are used to prolong equipment life, reduce maintenance costs and increase productivity. Lubriquip serves markets including machine tools, transfer machines, conveyors, packaging equipment, transportation equipment, construction machinery, food processing and paper machinery. Approximately 20% of Lubriquip's sales in 2000 were to customers outside the U.S. Lubriquip is headquartered in Warrensville Heights, Ohio, with an additional operation in Madison, Wisconsin.

OTHER ENGINEERED PRODUCTS GROUP

     The Other Engineered Products Group manufactures engineered banding and clamping devices, fire fighting pumps and rescue tools. The high-quality stainless steel bands, buckles and preformed clamps and related installation tools are used in applications including securing hoses, signals, pipes, poles, electrical lines, sign-mounting systems and numerous other "hold-together" applications. The group also includes the world's leading manufacturer of truck-mounted fire pumps and rescue tool systems used by public and private fire and rescue organizations. In 2000, the two units that comprised this group were Band-It and Hale Products. The group accounted for 21% of both sales and operating income in 2000, with 46% of sales shipped to customers outside the U.S.

     Band-It. Band-It is a leading producer of high-quality stainless steel bands, buckles and clamping systems with an estimated 45% worldwide market share. Band-It's products are used for securing hose fittings, signs, signals, pipes, poles, electrical shielding and bundling and numerous other "hold-together" applications for industrial and commercial use. Band-It's markets include transportation equipment, oil and gas, industrial maintenance, electronics, electrical, communications, aerospace, traffic and commercial signs. In 2000, approximately 55% of Band-It's sales were to customers outside the U.S. Signfix was acquired in 1993 and is being operated as part of the Band-It business unit. Band-It is based in Denver, Colorado, with three additional operations in England and one in Singapore.

     Hale Products. Hale Products (Hale) is the world's leading manufacturer of truck-mounted fire pumps and rescue systems with an estimated 50% worldwide market share. Hale's products include the Hurst Jaws of Life(R) and Lukas(R) rescue systems. Hale's pumps are used to pump water or foam to extinguish fires; its rescue equipment is used to extricate accident victims; and its forced entry equipment is used for law enforcement, disaster recovery, and recycling. Hale's markets include public and private fire and rescue organizations. Approximately 40% of Hale's 2000 sales were to customers outside the U.S. Hale was acquired by IDEX in 1994. Lukas was acquired in 1995 and is operated as part of the Hale Products business unit. In January 2001, IDEX also acquired Class 1, headquartered in Ocala, Florida, which now administratively functions as part of Hale. Class 1 is a leading supplier of components and systems to the fire and rescue vehicle market. Its primary products include electronic information controls, engine information systems, electronic multiplexing units, electrical monitoring equipment and systems and fire truck mechanical components. Hale is headquartered in Conshohocken, Pennsylvania, with additional operations in North Carolina, Tennessee, Florida, England and Germany.

GENERAL ASPECTS APPLICABLE TO THE COMPANY'S BUSINESS GROUPS

COMPETITORS

     The Company's businesses participate in highly competitive markets. Generally, all of the Company's businesses compete on the basis of performance, quality, service, and price.

     Principal competitors of the businesses in the Pump Products Group are the Blackmer division of Dover Corporation (with respect to rotary gear pumps, and pumps and small horsepower compressors used in liquified petroleum gas distribution facilities); Milton Roy, a division of United Technologies Corporation (with respect to metering pumps and controls); Roper Industries and Tuthill Corporation (with respect to rotary gear pumps); Wilden Pump and Engineering Co., a division of Dover Corporation (with respect to air-operated double-diaphragm pumps); and Thomas Industries (with respect to vacuum pumps and compressors.)

     The principal competitors of the Dispensing Equipment Group are Corob (with respect to dispensing and mixing equipment for the paint industry) and Lincoln Industrial, a division of Pentair Incorporated (with respect to centralized lubrication systems).

     The Other Engineered Products Group's principal competitors are A.J. Gerrard & Company, a division of Illinois Tool Works Inc. (with respect to stainless steel bands, buckles and tools) and Waterous Company, a division of American Cast Iron Pipe Company (with respect to truck-mounted fire-fighting pumps).

EMPLOYEES

     At December 31, 2000, IDEX had approximately 3,900 employees. Approximately 15% were represented by labor union with various contracts expiring though March 2003. Management believes that the Company's relationship with its employees is good. The Company has historically been able to satisfactorily renegotiate its collective bargaining agreements, with its last work stoppage in March 1993.

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

SEGMENT INFORMATION

     For segment financial information for the years 2000, 1999, and 1998, see the table titled "Company and Business Group Financial Information" presented on page 18 under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the "Notes to Consolidated Financial Statements" on pages 30 and 31 of the 2000 Annual Report, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past 5 years.

                                                  YEARS OF
                 NAME                     AGE    SERVICE(1)                   POSITION
                 ----                     ---    ----------                   --------
Dennis K. Williams....................    54          1        Chairman of the Board, President and
                                                               Chief Executive Officer
Wayne P. Sayatovic....................    54         28        Senior Vice President-Finance and
                                                               Chief Financial Officer
Jerry N. Derck........................    53          8        Vice President-Human Resources
James R. Fluharty.....................    57         10        Vice President-Group Executive
Clinton L. Kooman.....................    57         36        Vice President-Controller
Douglas C. Lennox.....................    48         21        Vice President-Treasurer
John L. McMurray......................    50          8        Vice President-Operational Excellence
Dennis L. Metcalf.....................    53         27        Vice President-Corporate Development
Frank J. Notaro.......................    37          3        Vice President-General Counsel and
                                                                 Secretary
Rodney L. Usher.......................    55         20        Vice President-Group Executive
David T. Windmuller...................    43         20        Vice President-Group Executive

---------------
(1) The years of service for executive officers include the period prior to acquisition by IDEX or with IDEX's predecessor company.

     Mr. Williams was appointed Chairman of the Board, President and Chief Executive Officer by the Board of Directors, effective May 1, 2000. Prior to joining IDEX, Mr. Williams was a senior executive of the General Electric Company during the past five years, most recently serving as President and Chief Executive Officer of GE Power Systems Industrial Products, a global business with $4 billion in sales, based in Florence, Italy. Prior to heading GE Power Systems Industrial Products, he was President and Chief Executive Officer of GE's Nuovo Pignone business, one of the world's leading manufacturers of gas turbines and high-pressure industrial compressors.

     Mr. Sayatovic has been Senior Vice President-Finance and Chief Financial Officer of the Company since January 1992.

     Mr. Derck has been Vice President-Human Resources of the Company since November 1992.

     Mr. Fluharty has served as Vice President-Group Executive since December 1998. Mr. Fluharty was Vice President-Corporate Marketing from March 1997 through September 2000. He was President of Fluid Management from January 1998 to December 1998 and from April 1996 to February 1997 he was President of Micropump.

     Mr. Kooman has been Vice President-Controller of the Company since November 1995.

     Mr. Lennox has served as Vice President-Treasurer of the Company since November 1995.

     Mr. McMurray has been Vice President-Operational Excellence of the Company since October 2000. Mr. McMurray previously served as Vice President-Group Executive from November 1998 through September 2000, and President of Viking Pump from January 1997 through September 2000. He was Executive Vice President of Viking Pump from August 1994 to December 1996.

     Mr. Metcalf has served as Vice President-Corporate Development of the Company since March 1997. Mr. Metcalf was Director of Business Development of the Company from March 1991 to February 1997.

     Mr. Notaro has served as Vice President-General Counsel and Secretary since March 1998. Previously, Mr. Notaro was a partner of Hodgson, Russ LLP.

     Mr. Usher has been Vice President-Group Executive of the Company since August 1997 and President of Pulsafeeder from August 1994 through September 2000.

     Mr. Windmuller has served as Vice President-Group Executive since October 2000. Mr. Windmuller served as Vice President-Operations of the Company from January 1998 through September 2000. Previously, Mr. Windmuller was President of Fluid Management from January 1997 to December 1997 and from July 1994 to December 1996, served as President of Viking Pump.

     The Company's executive officers are elected at a meeting of the Board of Directors immediately following the annual meeting of shareholders, and they serve until the next annual meeting of the Board, or until their successors are duly elected.

ITEM 2. PROPERTIES.

     The Company's principal plants and offices have an aggregate floor space area of approximately 2.7 million square feet, of which 1.9 million square feet (70%) are located in the U.S. and approximately 800,000 square feet (30%) are located outside the U.S., primarily in the U.K. (10%), Italy (10%), Germany (6%) and The Netherlands (4%). These facilities are considered to be suitable and adequate for their operations. Management believes that utilization of manufacturing capacity ranges from 50% to 80% in each facility. The Company's executive office occupies approximately 12,000 square feet of leased space in Northbrook, Illinois.

     Approximately 2.0 million square feet (74%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.5 million square feet (56%) of the principal plant and office floor area is held by business units in the Pump Products Group; 700,000 square feet (26%) is held by business units in the Dispensing Equipment Group; and 500,000 square feet (18%) is held by business units in the Other Engineered Products Group.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     Information regarding the prices of, and dividends on, the Common Stock, and certain related matters, is incorporated herein by reference to "Shareholder Information" on page 37 of the 2000 Annual Report.

     The principal market for the Common Stock is the New York Stock Exchange, but the Common Stock is also listed on the Chicago Stock Exchange. As of January 29, 2001, the Common Stock was held by approximately 4,300 shareholders and there were 30,356,579 shares of Common Stock outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under "Historical Data" on pages 14 and 15 of the 2000 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 to 21 of the 2000 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information set forth under the caption "Quantitative and Qualitative Disclosure about Market Risk" on page 21 of the 2000 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of IDEX, including Notes thereto, together with the independent auditors' report thereon of Deloitte & Touche LLP on pages 22 to 34 of the 2000 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding the directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the 2001 Proxy Statement.

     Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this report under the caption "Executive Officers of the Registrant" on page 5.

     Certain information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the information set forth under "Compliance with Section 16(a) of the Exchange Act" in the 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding executive compensation is incorporated herein by reference to the materials under the caption "Compensation of Executive Officers" in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption "Security Ownership" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption "Certain Interests" in the 2001 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. Financial Statements

     The following financial statements are incorporated herein by reference to the 2000 Annual Report.

                                                             2000 ANNUAL
                                                             REPORT PAGE
                                                             -----------
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................       22
Statements of Consolidated Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................       23
Statements of Consolidated Shareholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............       24
Statements of Consolidated Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................       25
Notes to Consolidated Financial Statements..................    26-33
Independent Auditors' Report................................       34

                                                                2000 FORM
                                                                10-K PAGE
              2. Financial Statement Schedule                   ---------
        (a) Independent Auditors' Report....................       10
        (b) Schedule II -- Valuation and Qualifying
      Accounts..............................................       10
           All other schedules are omitted because they are
           not applicable, not required, or because the
           required information is included in the
           Consolidated Financial Statements of IDEX or the
           Notes thereto.

     3. Exhibits

        The exhibits filed with this report are listed on the "Exhibit Index."

(B) Report on Form 8-K

     In a report on Form 8-K, dated October 5, 2000, and filed with the Securities and Exchange Commission on October 5, 2000, IDEX Corporation announced a realignment in the management structure and responsibilities of several of its senior executives, allowing it to more efficiently and effectively pursue profitable growth opportunities and margin enhancing activities. The new management structure became effective October 1.

     Rodney L. Usher was appointed vice president-group executive for pump businesses. He is now responsible for the Corken, Micropump, Pulsafeeder, Viking Pump, and Warren Rupp business units. Mr. Usher had served as vice president-group executive and president of Pulsafeeder. The vacancy in the president's position at Pulsafeeder was filled by Andrew W. Molodetz, formerly the executive vice president of that business unit.

     David T. Windmuller was appointed vice president-group executive of IDEX's industrial product businesses and is now responsible for the Band-It, Gast Manufacturing and Hale Products business units. Mr. Windmuller had been serving as vice president of operations for IDEX since 1998.

     James R. Fluharty was appointed vice president-group executive of IDEX's dispensing equipment businesses, which include FAST, Fluid Management and Lubriquip. Mr. Fluharty had served as vice president-group executive and vice president of corporate marketing.

     John L. McMurray was appointed vice president of operational excellence. In this new role, he is responsible for company-wide implementation of IDEX's growth and margin initiatives. Mr. McMurray had served as vice president-group executive and president of Viking Pump. The vacancy in Viking Pump's presidency was filled by Glen C. Springer, who had been this unit's executive vice president.

                          INDEPENDENT AUDITORS' REPORT

IDEX Corporation:

     We have audited the consolidated financial statements of IDEX Corporation and its Subsidiaries as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, and have issued our report thereon; dated January 16, 2001: such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of IDEX Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
January 16, 2001

                       IDEX CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                  BALANCE       CHARGED TO                              BALANCE
                                                BEGINNING OF    COSTS AND     DEDUCTIONS                  END
                DESCRIPTION                         YEAR         EXPENSES        (1)        OTHER(2)    OF YEAR
                -----------                     ------------    ----------    ----------    --------    -------
Year Ended December 31, 2000:
  Deducted from Assets to Which They Apply:
     Allowance for Doubtful Accounts........       $3,135         $1,585        $1,563        $185      $3,342
Year Ended December 31, 1999:
  Deducted from Assets to Which They Apply:
     Allowance for Doubtful Accounts........        2,484          1,392         1,051         310       3,135
Year Ended December 31, 1998:
  Deducted from Assets to Which They Apply:
     Allowance for Doubtful Accounts........        2,561            665         1,060         318       2,484

---------------
(1) Represents uncollectible accounts, net of recoveries.

(2) Represents acquisition, translation and reclassification adjustments.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of January, 2001.

                                          IDEX CORPORATION

                                          By     /s/ WAYNE P. SAYATOVIC
                                            ------------------------------------
                                                     Wayne P. Sayatovic
                                              Senior Vice President -- Finance
                                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              SIGNATURE                                     TITLE                              DATE
              ---------                                     -----                              ----

       /s/ DENNIS K. WILLIAMS            Chairman of the Board, President, Chief
------------------------------------     Executive Officer (Principal Executive
         Dennis K. Williams              Officer) and Director                           January 31, 2001

       /s/ WAYNE P. SAYATOVIC            Senior Vice President -- Finance and Chief
------------------------------------     Financial Officer (Principal Financial and
         Wayne P. Sayatovic              Accounting Officer)                             January 31, 2001

        /s/ RICHARD E. HEATH             Director
------------------------------------
          Richard E. Heath                                                               January 31, 2001

         /s/ HENRY R. KRAVIS             Director
------------------------------------
           Henry R. Kravis                                                               January 31, 2001

        /s/ WILLIAM H. LUERS             Director
------------------------------------
          William H. Luers                                                               January 31, 2001

         /s/ PAUL E. RAETHER             Director
------------------------------------
           Paul E. Raether                                                               January 31, 2001

        /s/ GEORGE R. ROBERTS            Director
------------------------------------
          George R. Roberts                                                              January 31, 2001

        /s/ NEIL A. SPRINGER             Director
------------------------------------
          Neil A. Springer                                                               January 31, 2001

        /s/ MICHAEL T. TOKARZ            Director
------------------------------------
          Michael T. Tokarz                                                              January 31, 2001

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
  3.1         Restated Certificate of Incorporation of IDEX Corporation
              (formerly HI, Inc.) (incorporated by reference to Exhibit
              No. 3.1 to the Registration Statement on Form S-1 of IDEX,
              et al., Registration No. 33-21205, as filed on April 21,
              1988)
  3.1(a)      Amendment to Restated Certificate of Incorporation of IDEX
              Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
              Form 10-Q for the quarter ended March 31, 1996, Commission
              File No. 1-10235)
  3.2         Amended and Restated By-Laws of IDEX Corporation
              (incorporated by reference to Exhibit No. 3.2 to
              Post-Effective Amendment No. 2 to the Registration Statement
              on Form S-1 of IDEX, et al., Registration No. 33-21205, as
              filed on July 17, 1989)
  3.2(a)      Amended and Restated Article III, Section 13 of the Amended
              and Restated By-Laws of IDEX Corporation (incorporated by
              reference to Exhibit No. 3.2(a) to Post-Effective Amendment
              No. 3 to the Registration Statement on Form S-1 of IDEX, et
              al., Registration No. 33-21205, as filed on February 12,
              1990)
  4.1         Restated Certificate of Incorporation and By-Laws of IDEX
              Corporation (filed as Exhibits No. 3.1 through 3.2 (a))
  4.2         Indenture, dated as of February 23, 1998, between IDEX
              Corporation, and Norwest Bank Minnesota, National
              Association, as Trustee, relating to the 6 7/8% of Senior
              Notes of IDEX due February 15, 2008 (incorporated by
              reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
              1-10235)
  4.3         Specimen Senior Note of IDEX Corporation (incorporated by
              reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
              1-10235)
  4.4         Specimen Certificate of Common Stock of IDEX Corporation
              (incorporated by reference to Exhibit No. 4.3 to the
              Registration Statement on Form S-2 of IDEX, et al.,
              Registration No. 33-42208, as filed on September 16, 1991)
  4.5         Third Amended and Restated Credit Agreement dated as of July
              17, 1996, among IDEX Corporation, Bank of America NT&SA, as
              Agent, and other financial institutions named therein (the
              "Banks") (incorporated by reference to Exhibit No. 4.5 to
              the Quarterly Report of IDEX on Form 10-Q for the quarter
              ended June 30, 1996, Commission File No. 1-10235)
  4.5(a)      First Amendment to the Third Amended and Restated Credit
              Agreement dated as of April 11, 1997 (incorporated by
              reference to Exhibit No. 4.5(a) to the Quarterly Report of
              IDEX on Form 10-Q for the quarter ended June 30, 1998,
              Commission File No. 1-10235)
  4.5(b)      Second Amendment to the Third Amended and Restated Credit
              Agreement dated as of January 20, 1998 (incorporated by
              reference to Exhibit No. 4.5(b) to the Quarterly Report of
              IDEX on Form 10-Q for the quarter ended June 30, 1998,
              Commission File No. 1-10235)
  4.5(c)      Third Amendment to the Third Amended and Restated Credit
              Agreement dated as of February 9, 1998 (incorporated by
              reference to Exhibit No. 4.5(c) to the Quarterly Report of
              IDEX on Form 10-Q for the quarter ended June 30, 1998,
              Commission File No. 1-10235)
  4.5(d)      Fourth Amendment to the Third Amended and Restated Credit
              Agreement dated as of April 3, 1998 (incorporated by
              reference to Exhibit No. 4.5(d) to the Quarterly Report of
              IDEX on Form 10-Q for the quarter ended June 30, 1998,
              Commission File No. 1-10235)
  4.5(e)      Fifth Amendment to the Third Amended and Restated Credit
              Agreement dated as of June 8, 1999 (incorporated by
              reference to Exhibit No. 4.5(e) to the Quarterly Report of
              IDEX on Form 10-Q for the quarter ended June 30, 1999,
              Commission File No. 1-10235)

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
 *4.5(f)      Sixth Amendment to the Third Amended and Restated Credit
              Agreement dated August 18, 2000
 10.1**       Employment Agreement between IDEX Corporation and Dennis K.
              Williams, dated April 14, 2000 (incorporated by reference to
              Exhibit No. 10.6 to the Quarterly Report of IDEX on Form
              10-Q for the quarter ended June 30, 2000, Commission File
              No. 1-10235)
 10.2**       Amended and Restated Employment Agreement between IDEX
              Corporation and Wayne P. Sayatovic, dated March 31, 2000
              (incorporated by reference to Exhibit No. 10.2 to the
              Quarterly Report of IDEX on Form 10-Q for the quarter ended
              March 31, 2000, Commission File No. 1-10235)
 10.2(a)**    Letter Agreement between IDEX Corporation and Wayne P.
              Sayatovic, dated December 3, 1999 (incorporated by reference to Exhibit No. 10.2(c) to the Annual Report of IDEX on Form
              10-K for the year ended December 31, 1999, Commission File
              No. 1-10235)
 10.2(b)**    First Amendment to the Letter Agreement between IDEX
              Corporation and Wayne P. Sayatovic, dated March 15, 2000
              (incorporated by reference to Exhibit No. 10.3 to the
              Quarterly Report of IDEX on Form 10-Q for the quarter ended
              March 31, 2000, Commission File No. 1-10235)
 10.2(c)**    Letter Agreement between IDEX Corporation and Wayne P.
              Sayatovic, dated April 24, 2000 (incorporated by reference to Exhibit No. 10.7 to the Quarterly Report of IDEX on Form
              10-Q for the quarter ended June 30, 2000, Commission File
              No. 1-10235)
 10.3**       Amended and Restated Employment Agreement between IDEX
              Corporation and Frank J. Hansen, dated December 23, 1998
              (incorporated by reference to Exhibit No. 10.3(c) to the
              Annual Report of IDEX on Form 10-K for the year ending
              December 31, 1998, Commission File No. 1-10235)
 10.4**       Amended Management Incentive Compensation Plan of IDEX
              Corporation (incorporated by reference to Exhibit No.
              10.9(a) to the Quarterly Report of IDEX on Form 10-Q for the
              quarter ended March 31, 1996, Commission File No. 1-10235)
 10.5**       Form of Indemnification Agreement of IDEX Corporation
              (incorporated by reference to Exhibit No. 10.23 to the
              Registration Statement on Form S-1 of IDEX, et al.,
              Registration No. 33-28317, as filed on April 26, 1989)
 10.6**       Form of Shareholder Purchase and Sale Agreement of IDEX
              Corporation (incorporated by reference to Exhibit No. 10.24 to Amendment No. 1 to the Registration Statement on Form S-1
              of IDEX, et al., Registration No. 33-28317, as filed on June
              1, 1989)
 10.7**       IDEX Corporation Amended and Restated Stock Option Plan for
              Outside Directors adopted by resolution of the Board of
              Directors dated as of January 25, 2000 (incorporated by
              reference to Exhibit No. 10.1 of the Quarterly Report of
              IDEX on Form 10-Q for the quarter ended March 31, 2000,
              Commission File No. 10-10235)
 10.8**       Non-Qualified Stock Option Plan for Non-Officer Key
              Employees of IDEX Corporation (incorporated by reference to
              Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K
              for the year ended December 31, 1992, Commission File No.
              1-102351)
 10.8(a)**    1996 Stock Plan for Non-Officer Key Employees of IDEX
              Corporation (incorporated by reference to Exhibit No. 4.5 to the Registration Statement on Form S-8 of IDEX, et al.,
              Registration No. 333-18643, as filed on December 23, 1996)
 10.9**       Non-Qualified Stock Option Plan for Officers of IDEX
              Corporation (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended
              December 31, 1992, Commission File No. 1-102351)
 10.10**      IDEX Corporation Supplemental Executive Retirement Plan
              (incorporated by reference to Exhibit No. 10.17 to the
              Annual Report of IDEX on Form 10-K for the year ended
              December 31, 1992, Commission File No. 1-102351)

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
 10.11**      First Amended and Restated 1996 Stock Plan for Officers of
              IDEX Corporation (incorporated by reference to Exhibit No.
              10.1 to the Quarterly Report of IDEX on Form 10-Q for the
              quarter ended March 31, 1998, Commission File No. 1-102351)
 10.12**      Second Amended and Restated IDEX Corporation Directors
              Deferred Compensation Plan (incorporated by reference to
              Exhibit No. 10.14(b) to the Annual Report of IDEX on Form
              10-K for the year ended December 31, 1997, Commission File
              No. 1-10235)
 10.13**      IDEX Corporation 1996 Deferred Compensation Plan for
              Officers (incorporated by reference to Exhibit No. 4.8 to
              the Registration Statement on Form S-8 of IDEX, et al.,
              Registration No. 333-18643, as filed on December 23, 1996)
 10.14**      IDEX Corporation 1996 Deferred Compensation Plan for
              Non-Officer Presidents (incorporated by reference to Exhibit
              No. 4.7 to the Registration Statement on Form S-8 of IDEX,
              et al., Registrant No. 333-18643, as filed on December 23,
              1996)
 10.15**      Letter Agreement between IDEX Corporation and David T.
              Windmuller, dated December 3, 1999 (incorporated by
              reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1999,
              Commission File No. 1-10235)
 10.15(a)**   Letter Agreement between IDEX Corporation and David T.
              Windmuller, dated April 24, 2000 (incorporated by reference to Exhibit No. 10.9 to the Quarterly Report of IDEX on Form
              10-Q for the quarter ended June 30, 2000, Commission File
              No. 1-10235)
 10.16**      Letter Agreement between IDEX Corporation and James R.
              Fluharty, dated December 3, 1999 (incorporated by reference to Exhibit No. 10.18 to the Annual Report of IDEX on Form
              10-K for the year ended December 31, 1999, Commission File
              No. 1-10235)
 10.16(a)**   First Amendment to the Letter Agreement between IDEX
              Corporation and James R. Fluharty, dated March 15, 2000
              (incorporated by reference to Exhibit No. 10.4 to the
              Quarterly Report of IDEX on Form 10-Q for the quarter ended
              March 31, 2000, Commission File No. 1-10235)
 10.16(b)**   Letter Agreement between IDEX Corporation and James R.
              Fluharty, dated April 24, 2000 (incorporated by reference to
              Exhibit No. 10.8 to the Quarterly Report of IDEX on Form
              10-Q for the quarter ended June 30, 2000, Commission File
              No. 1-10235)
*10.17**      Letter Agreement between IDEX Corporation and John L.
              McMurray, dated December 3, 1999
*10.17(a)**   Letter Agreement between IDEX Corporation and John L.
              McMurray, dated April 24, 2000.
*13           2000 Annual Report to Shareholders of IDEX
*21           Subsidiaries of IDEX
*23           Consent of Deloitte & Touche LLP
 99           Revolving Credit Facility, dated as of September 29, 1995, as amended, between Dunja Verwaltungsgesellschaft GmbH and
              Bank of America NT & SA, Frankfurt Branch (a copy of the
              agreement will be furnished to the Commission upon request)

---------------
 * Filed herewith

** Management contract or compensatory plan or agreement.