Form 10-Q
period 2001-03-31
IDEX CORP /DE/
filed 2001-05-11
CIK 832101

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

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

                           Yes X               No __

     Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of April 30, 2001: 30,378,234.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                MARCH 31,    DECEMBER 31,
                                                                  2001           2000
                                                                ---------    ------------
                                                                       (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................    $  8,317       $  8,415
  Receivables -- net........................................     110,631        104,950
  Inventories...............................................     120,231        113,052
  Other current assets......................................       9,773          5,672
                                                                --------       --------
       Total current assets.................................     248,952        232,089
Property, plant and equipment -- net........................     145,291        128,283
Intangible assets -- net....................................     462,475        388,163
Other noncurrent assets.....................................      11,025         10,319
                                                                --------       --------
       Total assets.........................................    $867,743       $758,854
                                                                ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt...........................................    $180,629       $ 88,077
  Trade accounts payable....................................      48,232         43,342
  Dividends payable.........................................       4,252          4,236
  Accrued expenses..........................................      44,797         42,156
                                                                --------       --------
       Total current liabilities............................     277,910        177,811
Long-term debt..............................................     151,857        153,809
Other noncurrent liabilities................................      56,249         52,732
                                                                --------       --------
       Total liabilities....................................     486,016        384,352
                                                                --------       --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares authorized: 2001 and 2000 -- 75,000,000
     Shares issued and outstanding: 2001 -- 30,370,799;
      2000 -- 30,258,231....................................         304            303
  Additional paid-in capital................................     116,052        115,280
  Retained earnings.........................................     282,884        279,907
  Minimum pension liability adjustment......................      (2,127)        (2,127)
  Accumulated translation adjustment........................      (7,510)       (10,489)
  Unrealized gains on derivatives...........................          21             --
  Treasury stock............................................        (144)          (144)
  Unearned compensation on restricted stock.................      (7,753)        (8,228)
                                                                --------       --------
       Total shareholders' equity...........................     381,727        374,502
                                                                --------       --------
       Total liabilities and shareholders' equity...........    $867,743       $758,854
                                                                ========       ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                --------------------
                                                                  2001        2000
                                                                --------    --------
                                                                    (UNAUDITED)
Net sales...................................................    $187,395    $176,662
Cost of sales...............................................     118,618     106,107
                                                                --------    --------
Gross profit................................................      68,777      70,555
Selling, general and administrative expenses................      42,801      37,692
Goodwill amortization.......................................       3,479       2,900
Restructuring charge........................................       5,661          --
                                                                --------    --------
Operating income............................................      16,836      29,963
Other income (expense) -- net...............................         226        (499)
                                                                --------    --------
Income before interest expense and income taxes.............      17,062      29,464
Interest expense............................................       5,403       4,164
                                                                --------    --------
Income before income taxes..................................      11,659      25,300
Provision for income taxes..................................       4,430       9,487
                                                                --------    --------
Net income..................................................    $  7,229    $ 15,813
                                                                ========    ========
Basic earnings per common share.............................    $    .24    $    .53
                                                                ========    ========
Diluted earnings per common share...........................    $    .23    $    .52
                                                                ========    ========
Share data:
Weighted average common shares outstanding..................      29,997      29,663
                                                                ========    ========
Weighted average common shares outstanding assuming full
  dilution..................................................      30,987      30,188
                                                                ========    ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                COMMON
                               STOCK &                 MINIMUM                                                UNEARNED
                              ADDITIONAL               PENSION     ACCUMULATED   UNREALIZED                 COMPENSATION
                               PAID-IN     RETAINED   LIABILITY    TRANSLATION    GAINS ON     TREASURY          ON
                               CAPITAL     EARNINGS   ADJUSTMENT   ADJUSTMENT    DERIVATIVES    STOCK     RESTRICTED STOCK
                              ----------   --------   ----------   -----------   -----------   --------   ----------------
Balance, December 31,
  2000.....................    $115,583    $279,907    $(2,127)     $(10,489)       $  --       $(144)        $(8,228)
                               --------    --------    -------      --------        -----       -----         -------
Net Income.................                   7,229
Other comprehensive income
  Cumulative effect of
    accounting change......                                                           204
  Unrealized derivative
    losses.................                                                          (183)
  Unrealized translation
    adjustment.............                                            2,979
                                           --------                 --------        -----
    Other comprehensive
      income...............                                            2,979           21
                                           --------                 --------        -----
    Comprehensive income...                   7,229                    2,979           21
                                           --------                 --------        -----
Issuance of 112,568 shares
  of common stock, net of
  those surrendered........         773
Amortization of restricted
  stock....................                                                                                       475
Cash dividends declared on
  common Stock ($.14 per
  share)...................                  (4,252)
                               --------    --------    -------      --------        -----       -----         -------
Balance, March 31, 2001,
  (unaudited)..............    $116,356    $282,884    $(2,127)     $ (7,510)       $  21       $(144)        $(7,753)
                               ========    ========    =======      ========        =====       =====         =======


                                 TOTAL
                             SHAREHOLDERS'
                                EQUITY
                             -------------
Balance, December 31,
  2000.....................    $374,502
                               --------
Net Income.................       7,229
Other comprehensive income
  Cumulative effect of
    accounting change......         204
  Unrealized derivative
    losses.................        (183)
  Unrealized translation
    adjustment.............       2,979
                               --------
    Other comprehensive
      income...............       3,000
                               --------
    Comprehensive income...      10,229
                               --------
Issuance of 112,568 shares
  of common stock, net of
  those surrendered........         773
Amortization of restricted
  stock....................         475
Cash dividends declared on
  common Stock ($.14 per
  share)...................      (4,252)
                               --------
Balance, March 31, 2001,
  (unaudited)..............    $381,727
                               ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                ---------------------
                                                                  2001         2000
                                                                ---------    --------
                                                                     (UNAUDITED)
Cash flows from operating activities
Net income..................................................    $   7,229    $ 15,813
Adjustments to reconcile to net cash provided by operations:
  Depreciation and amortization.............................        6,898       5,697
  Amortization of intangibles...............................        3,852       3,268
  Amortization of unearned compensation.....................          475          --
  Amortization of debt issuance expenses....................           57          56
  Restructuring charge......................................        5,661          --
  Deferred income taxes.....................................          524        (463)
  Decrease (increase) in receivables........................        3,260      (4,564)
  Decrease in inventories...................................        2,781           3
  Increase in trade accounts payable........................          880       4,688
  (Decrease) increase in accrued expenses...................       (6,777)      4,281
  Other -- net..............................................       (4,343)     (4,904)
                                                                ---------    --------
     Net cash flows from operating activities...............       20,497      23,875
                                                                ---------    --------
Cash flows from investing activities
  Additions to property, plant and equipment................       (5,303)     (4,348)
  Acquisition of businesses (net of cash acquired)..........     (106,506)         --
                                                                ---------    --------
     Net cash flows from investing activities...............     (111,809)     (4,348)
                                                                ---------    --------
Cash flows from financing activities
  Borrowings under credit facilities for acquisitions.......      106,506          --
  Net repayments under credit facilities....................       (8,313)    (11,336)
  Repayments of other long-term debt........................       (2,505)       (310)
  Decrease in accrued interest..............................       (2,318)     (2,596)
  Dividends paid............................................       (4,236)     (4,152)
  Proceeds from stock option exercises......................        2,080         432
  Purchase of common stock..................................           --         (46)
                                                                ---------    --------
     Net cash flows from financing activities...............       91,214     (18,008)
                                                                ---------    --------
Net increase in cash........................................          (98)      1,519
Cash and cash equivalents at beginning of year..............        8,415       2,895
                                                                ---------    --------
Cash and cash equivalents at end of period..................    $   8,317    $  4,414
                                                                =========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................    $   7,778    $  6,704
  Income taxes..............................................        1,913       1,598
SIGNIFICANT NON-CASH ACTIVITIES
Debt acquired with acquisition of business..................        2,931

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     The Other Engineered Products Group manufactures engineered banding and clamping devices, fire fighting pumps and rescue tools. The high-quality stainless steel bands, buckles and preformed clamps and related installation tools are used in applications including securing hoses, signals, pipes, poles, electrical lines, sign-mounting systems and numerous other "hold-together" applications. The Group also includes a leading manufacturer of truck-mounted fire pumps and rescue tool systems used by public and private fire and rescue organizations and electronic devices and systems for the specialty vehicle market.

     Information follows about the operations of IDEX in different business segments based on the nature of products and services offered. The Company's basis of segmentation and basis of segment profit measurement for the three months ended March 31, 2001, are the same as those set forth under "Business Segments and Geographic Information" on pages 30 and 31 of the 2000 Annual Report to Shareholders. Intersegment sales are accounted for at fair value as if the sales were to third parties. Amounts are in thousands.

                       IDEX CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                --------------------
                                                                  2001        2000
                                                                  ----        ----
Net sales
  Pump Products
     From external customers................................    $109,282    $ 98,341
     Intersegment sales.....................................         460         646
                                                                --------    --------
          Total group sales.................................     109,742      98,987
                                                                --------    --------
  Dispensing Equipment
     From external customers................................      35,834      39,919
     Intersegment sales.....................................          --           1
                                                                --------    --------
          Total group sales.................................      35,834      39,920
                                                                --------    --------
  Other Engineered Products
  From external customers...................................      42,279      38,402
     Intersegment sales.....................................          --           1
                                                                --------    --------
          Total group sales.................................      42,279      38,403
                                                                --------    --------
  Intersegment elimination..................................        (460)       (648)
                                                                --------    --------
          Total net sales...................................    $187,395    $176,662
                                                                ========    ========
Operating income
  Pump Products.............................................    $ 16,225    $ 19,323
  Dispensing Equipment......................................       4,648       7,217
  Other Engineered Products.................................       6,047       7,439
  Restructuring charge......................................      (5,661)         --
  Corporate Office and Other................................      (4,423)     (4,016)
                                                                --------    --------
          Total operating income............................    $ 16,836    $ 29,963
                                                                ========    ========

     Operating income represents business segment operating income after noncash amortization of intangible assets. The restructuring charge of $5,661 was not assigned to the individual group segments. Had the Company allocated the restructuring charge, the charge would have been assigned to the groups as follows: Pump Products ($4,623), Dispensing Equipment ($592), and Other Engineered Products ($446).

2. DERIVATIVE INSTRUMENTS

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that derivative financial instruments be recognized in the financial statements at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 did not have a material effect on IDEX's balance sheet or statement of operations, but did initially increase comprehensive income by $0.2 million in the accompanying consolidated statement of shareholders' equity.

     IDEX uses derivative financial instruments principally to manage the risk that changes in interest rates will affect either the fair value of its debt obligations or the amount of its future interest payments. At March 31, 2001, the Company had four interest rate swaps, expiring between June 2001 and March 2002,

                       IDEX CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

which effectively converted $88.7 million of floating rate debt into fixed rate debt at interest rates approximating 4.4%. The fair market value of these interest rate swaps totaled less than $0.1 million at March 31, 2001. Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of March 31, 2001. The net gain or loss on these interest rate swap contracts was not material during the first quarter of 2001.

3. ACQUISITIONS

     The Company completed separate acquisitions of Liquid Controls L.L.C. and Class 1, Inc. in January 2001, for an aggregate purchase price of $109 million, with financing provided by borrowings under the U.S. Credit Facility. Liquid Controls, headquartered in Lake Bluff, Illinois, is a leading manufacturer of positive displacement flow meters, electronic registration and process control systems and is operated as part of the Pump Products Group. Class 1, headquartered in Ocala, Florida, is a leading manufacturer of electronic and mechanical components and systems for the specialty vehicle market and is operated as part of the Other Engineered Products Group.

     The Company acquired Ismatec SA on April 17, 2000, and Trebor International, Inc. on May 31, 2000, at a total purchase price of approximately $35 million with borrowings under the Company's U.S. Credit Facility. Ismatec, with headquarters near Zurich, Switzerland, is a leading European manufacturer of peristalic metering pumps, analytical process controllers and sample preparation systems. These products typically are used for scientific research and development in the pharmaceutical, medical, biotech and institutional laboratory markets. Trebor, with headquarters near Salt Lake City, is a leading designer and manufacturer of high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Trebor's products are incorporated into wet chemical processing, and chemical delivery and blending systems. Ismatec and Trebor are being operated as part of the Pump Products group.

     All acquisitions were accounted for as purchases, and operating results include the acquisitions from the effective dates of purchase. Cost in excess of net assets acquired is amortized on a straight-line basis over a 40 year period.

4. RESTRUCTURING CHARGE

     In April 2001, the Company announced a restructuring program with aggressive actions to properly size its operations to current business conditions. These actions were designed to reduce costs and improve operating efficiencies. The program included, among other items, severance of employees, fringe benefits, outplacement fees, and the plant consolidation of two facilities. The restructuring, affecting all three business groups, will reduce the Company's current workforce by approximately 250 employees, representing 6% of the total workforce, and will include consolidation of Gast Manufacturing's two production facilities in southwest Michigan.

     The restructuring program costs are shown as a separate item in the accompanying income statement and resulted in a charge to operations of $5,661 ($3,509 after taxes), or $0.12 per share. Excluding the charge, fully diluted earnings per share would have been $0.35 a share for the three months ended March 31, 2001. At March 31, 2001, the amount remaining in the accruals for the restructuring program was approximately $5.0 million. Approximately $4.0 million of the restructuring accrual will be utilized by December 31,2001 and the remainder will be utilized by March 2003.

                       IDEX CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

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

                                                                 FOR THE THREE
                                                                     MONTHS
                                                                ENDED MARCH 31,
                                                                ----------------
                                                                 2001      2000
                                                                ------    ------
Basic weighted average common shares outstanding............    29,997    29,663
Dilutive effect of stock options and unvested restricted
  shares....................................................       990       525
                                                                ------    ------
Weighted average common shares outstanding assuming
  full dilution.............................................    30,987    30,188
                                                                ======    ======

6. INVENTORIES

     The components of inventories as of March 31, 2001, and December 31, 2000, were (in thousands):

                                                          MARCH 31,    DECEMBER 31,
                                                            2001           2000
                                                          ---------    ------------
Raw materials.........................................    $ 38,523       $ 32,020
Work in process.......................................      13,106         13,852
Finished goods........................................      68,602         67,180
                                                          --------       --------
       Total..........................................    $120,231       $113,052
                                                          ========       ========

     Those inventories which were carried on a LIFO basis amounted to $99,436 and $91,532 at March 31, 2001, and December 31, 2000, respectively. The excess of current cost over LIFO inventory value and the impact of using the LIFO method on earnings are not material.

7. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at March 31, 2001, and December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HISTORICAL OVERVIEW AND OUTLOOK

     IDEX sells a broad range of proprietary pump products, dispensing equipment and other engineered products to a diverse customer base in the United States and internationally. Accordingly, IDEX's businesses are affected by levels of industrial activity and economic conditions in the United States and in other countries where its products are sold and by the relationship of the U.S. dollar to other currencies. Among the factors that influence the demand for IDEX's products are interest rates, levels of capacity utilization and capital spending in certain industries, and overall industrial activity.

     IDEX has a history of above-average operating margins. The Company's operating margins are impacted by, among other things, utilization of facilities as sales volumes change and inclusion of newly acquired businesses, which may have lower margins and whose margins are normally further reduced by purchase accounting adjustments.

     IDEX reported record sales; however, recorded lower net income and earnings per share for the three months ended March 31, 2001 compared with the corresponding period of the prior year. New orders for the first quarter totaled $189.7 million, 2% below the comparable 2000 period. Excluding the impact of foreign currency and the four acquisitions made during the last year
(Ismatec -- April 2000, Trebor -- May 2000, Class 1 -- January 2001 and Liquid Controls -- January 2001), orders were 11% lower than the record first quarter of 2000 but showed an 8% improvement from the fourth quarter of last year. During the first quarter, backlog increased $2.3 million and IDEX ended the quarter with a typical unfilled order backlog of slightly over one month's sales. This customarily low level of backlog allows the Company to provide excellent customer service, but also means that changes in orders are felt quickly in operating results.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. Management is very optimistic about the short- and long-term prospects of the Company. Looking ahead to the second quarter, the Company believes its sales and earnings will be higher than the first quarter of 2001. However, IDEX expects that diluted earnings per share could be about 20 to 25% lower than the record 57 cents earned in the second quarter of 2000. IDEX operates with a very small backlog of unfilled orders, and it is not able to assess how long the softness in several of its end-markets will last. The Company's performance will depend upon the strength of the U.S. and key international economies. The Company's management continues to believe IDEX is well positioned for future growth, with diversity in products and markets served and leading positions in its niches. In the second half of this year, management expects that IDEX will benefit from its continued emphasis on profitable growth, the margin improvement initiatives of Six Sigma, global sourcing and e-business, and also the use of strong cash flow to cut debt and interest expense. The Company will also continue to pursue acquisitions that will drive its longer-term profitable growth.

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

PERFORMANCE IN THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE SAME PERIOD OF 2000

     IDEX reported record sales; however, recorded lower net income and earnings per share for the first quarter of 2001 compared with last year. Incoming orders of $189.7 million were 2% lower than 2000 as a result of an 11% decrease in the base businesses and a 2% negative effect from foreign currency translation partially offset by 11% growth from recent acquisitions. Net sales for the three months ended March 31, 2001 were $187.4 million, a 6% increase over the $176.7 million for the comparable 2000 period. Acquisitions accounted for a 13% improvement, which was partially offset by a 5% decline in base sales activity and a 2% unfavorable currency translation. Net income was $7.2 million, 54% lower than the $15.8 million earned in the first quarter of 2000. Diluted earnings per share decreased 29 cents to 23 cents, down 56% compared with the same period a year ago. Excluding the one-time restructuring charge, net income was $10.7 million, 32% lower than the $15.8 million earned in last year's first quarter, and diluted earnings per share were 35 cents, down 33% from 52 cents last year.

     In the first three months of 2001, the Pump Products Group contributed 58% of sales and 60% of operating income, the Dispensing Equipment Group accounted for 19% of sales and 17% of operating income, and the Engineered Products Group represented both 23% of sales and operating income. In the first three months of 2001, international sales grew by 9% while domestic sales increased by 4% compared with last year. As a result, international sales were 41% of total sales, up from 40% in the same quarter of 2000.

     Pump Products Group sales of $109.7 million for the three months ended March 31, 2001 increased by $10.8 million, or 11%, from 2000 principally reflecting the Ismatec, Trebor and Liquid Controls acquisitions which added 16% to the first quarter sales. Base business sales volume was down 4% from last year and foreign currency had a 1% negative effect on the Group's sales comparison to 2000. In the first quarter of 2001, international sales grew by 24% and domestic sales increased by 5% principally reflecting the recent acquisitions. Excluding acquisitions and foreign currency, base international sales increased 1%, while base U.S. sales volume decreased 7% due to weak conditions in the U.S. manufacturing sector. Sales to customers outside the United States increased to 35% of total group sales in 2001 from 31% in 2000 principally due to recent acquisitions and the change in sales mix caused by the weaker domestic sales in 2001.

     Dispensing Equipment Group sales of $35.8 million decreased $4.1 million, or 10%, in the first quarter of 2001 compared with last year's first quarter. Base business volume was down 6% from 2000 and foreign currency translation had a 4% negative effect. In the first quarter of 2001, international sales were essentially equal to last year, while domestic sales decreased by 21% due to continuing weak conditions in the U.S. manufacturing sector, which caused significant year-over-year volume declines. Sales to customers outside the United States were 57% of total group sales in 2001, up from 51% in 2000 primarily reflecting a change in sales mix due to the weaker domestic sales in 2001.

     Other Engineered Products sales of $42.3 million increased by $3.9 million, or 10%, in the first quarter of 2001 compared with 2000 principally reflecting the Class 1 acquisition which added 18% to the first quarter sales. Overall base business sales decreased by 5% and foreign currency translation had a negative effect of 3%. In the first quarter of 2001, domestic sales increased by 24% and international sales decreased by 6% with the lower international sales resulting from foreign currency translation. Excluding foreign currency and acquisitions, international base sales increased by 1% in 2001, while the base U.S. sales volume decreased 10% compared to last year due to the weak conditions in the U.S. manufacturing markets. Sales to customers outside the United States were 41% of total group sales in 2001, down from 48% in 2000 principally reflecting the change in sales mix due to the Class 1 acquisition.

                       IDEX CORPORATION AND SUBSIDIARIES
                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                                                   FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                  ----------------------
                                                                  2001(1)         2000
                                                                  --------      --------
                                                                       (UNAUDITED)
Pump Products Group
  Net sales(2)..............................................      $109,742      $ 98,987
  Operating income before restructuring(3)..................        16,225        19,323
  Operating margin..........................................          14.8%         19.5%
  Depreciation and amortization.............................      $  6,173      $  4,975
  Capital expenditures......................................         2,627         1,966

Dispensing Equipment Group
  Net sales(2)..............................................      $ 35,834      $ 39,920
  Operating income before restructuring(3)..................         4,648         7,217
  Operating margin..........................................          13.0%         18.1%
  Depreciation and amortization.............................      $  2,410      $  2,138
  Capital expenditures......................................         1,112         1,101

Other Engineered Products Group
  Net sales(2)..............................................      $ 42,279      $ 38,403
  Operating income before restructuring(3)..................         6,047         7,439
  Operating margin..........................................          14.3%         19.4%
  Depreciation and amortization.............................      $  2,077      $  1,768
  Capital expenditures......................................         1,490         1,267

Company
  Net sales.................................................      $187,395      $176,662
  Before restructuring: operating income....................        22,497        29,963
                        operating margin....................          12.0%         17.0%
  After restructuring: operating income.....................      $ 16,836      $ 29,963
                       operating margin.....................           9.0%         17.0%
  Depreciation and amortization(4)..........................      $ 11,225      $  8,965
  Capital expenditures......................................         5,303         4,348

---------------

(1) IDEX completed the acquisitions of Liquid Controls L.L.C. and Class 1, Inc. in January 2001, with the operating results of Liquid Controls and Class 1 included in the Pump Products Group and Other Engineered Products Group, respectively. The results also include the acquisition of Ismatec SA (April
    2000) and Trebor International, Inc. (May 2000) in the Pump Products Group from the dates of acquisition.

(2) Group net sales include intersegment sales.

(3) Group operating income excludes net unallocated corporate operating expenses and the restructuring charge in 2001. The restructuring charge of $5,661 was included with corporate and other and was not assigned to the individual group segments. Had the Company allocated the restructuring charge, the charge would have been assigned to the groups as follows: Pump Products ($4,623), Dispensing Equipment ($592), and Other Engineered Products ($446).

(4) Excludes amortization of debt issuance expenses.

     Gross profit of $68.8 million in the first quarter of 2001 decreased by $1.8 million, or 3%, from 2000. Gross profit as a percent of sales was 36.7% in 2001 and decreased from 39.9% in 2000. The lower gross profit and gross margins reflected reduced sales volume at the base businesses and inclusion of the recent acquisitions whose margins are lower than those of the base businesses. Selling, general and administrative expenses increased to $42.8 million in 2001 from $37.7 million in 2000, and as a percent of net sales, were 22.8%, up from 21.3% in 2000. The increase in selling, general and administrative expenses was attributable to including recent acquisitions and the incremental up-front costs associated with implementing the Company's Six Sigma and e-business initiatives. Goodwill amortization increased by $0.6 million to $3.5 million in 2001 from $2.9 million in 2000 also reflecting the recent acquisitions. As a percent of sales, goodwill amortization remained flat at about 2% for both years. During the first quarter of 2001, IDEX recorded a one-time restructuring charge amounting to $5.7 million, or 12 cents per share, to properly size the Company's operations to current business conditions. The restructuring, affecting all three business groups, will reduce the Company's current workforce by approximately 250 employees, representing 6% of the total workforce, and will include the consolidation Gast Manufacturing's two production facilities in southwest Michigan.

     Operating income decreased by $13.1 million, or 44%, to $16.8 million in 2001 from $30.0 million in 2000. Excluding the restructuring charge, operating income as a percent of sales decreased to 12.0% in 2001 from 17.0% in 2000. The decrease in operating income and operating margin reflected decreases at all three business groups and were attributable to reduced volumes at base businesses, inclusion of recent acquisitions whose margins are lower than those of the base businesses, and incremental up-front costs associated with implementing the Company's Six Sigma and e-business initiatives. In the Pump Products Group, operating income of $16.2 million and operating margin of 14.8% in 2001 compared to the $19.3 million and 19.5% recorded in 2000. Operating income of $4.7 million and operating margin of 13.0% in the Dispensing Equipment Group decreased from the $7.2 million and 18.1% recorded in 2000. Operating income in the Other Engineered Products Group of $6.0 million and operating margin of 14.3% in 2001 decreased from $7.4 million and 19.4% achieved in 2000.

     Other income increased $0.7 million to income of $0.2 million in the first quarter of 2001 from expense of $0.5 million last year reflecting higher income from fixed asset dispositions.

     Interest expense increased to $5.4 million in the first quarter of 2001 from $4.2 million in 2000. The increase in interest was principally due to the additional debt required for the acquisition of the Ismatec, Trebor, Liquid Controls and Class 1 businesses.

     The provision for income taxes decreased to $4.4 million in 2001 from $9.5 million in 2000 reflecting lower income. The effective tax rate increased to 38.0% in 2001 from 37.5% in 2000.

     Net income of $7.2 million in 2001 was 54% lower than income of $15.8 million in 2000. Diluted earnings per share amounted to 23 cents in 2001, a decrease of 29 cents per share, or 56%, from the 52 cents achieved in 2000. Net income before the restructuring charge was $10.7 million, 32% lower than the $15.8 million earned in last year's first quarter, and diluted earnings per share were 35 cents, down 33% from 52 cents last year.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, IDEX's working capital was $151.7 million and its current ratio was 2.6 to 1, excluding short-term debt. The Company's cash flow from operations decreased by $3.4 million to $20.5 million in 2001 principally reflecting lower income.

     Cash flow provided from operations was more than adequate to fund capital expenditures of $5.3 million and $4.3 million in 2001 and 2000, respectively. Capital expenditures were generally for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term.

     The Company completed the acquisitions of Liquid Controls and Class 1 for a cash purchase price of $109 million. The acquisitions were accounted for using the purchase method and were financed under the Company's U.S. Credit Facility. Interest is payable at rates averaging 5.25%.

     At March 31, 2001, the maximum amount available under the U.S. Credit Facility was $235 million, of which $166.1 million was borrowed including $73.4 million in Western European currencies. The Western European currency borrowings provide an economic hedge against the net investment in Fluid Management's Netherlands operation, FAST's Italian operation and Micropump's Ismatec Switzerland operation, respectively. Any amount outstanding at July 1, 2001, becomes due at that date, accordingly, the Company has classified the borrowings under the U.S. Credit Facility, along with accrued interest, as short-term debt at March 31, 2001. The Company anticipates securing a similar credit facility prior to July 1, 2001. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin. At March 31, 2001, the applicable margin was 25 basis points. The Company pays an annual facility fee of 15 basis points on the total facility.

     The Company also has an $8 million demand line of credit available for short-term borrowing requirements at the bank's reference rate or at an optional rate based on the bank's cost of funds. At March 31, 2001, the Company had $2 million borrowed under this short-term line of credit.

     At March 31, 2001, the maximum amount available under the Company's German Facility was 37 million marks ($16.6 million), of which 16.5 million marks ($7.4 million) was being used, which provides an economic hedge against the net investment in the Company's Lukas subsidiary. Any amount outstanding at November 1, 2001, becomes due at that date. Interest is payable quarterly on the outstanding balance at LIBOR plus an applicable margin. At March 31, 2001, the applicable margin was 62.5 basis points.

     IDEX believes it will generate sufficient cash flow from operations in 2001 to meet its operating requirements, interest and the demand line of credit and the German Facility, interest and principal payments on the Senior Notes, any share repurchases, approximately $25 million of planned capital expenditures, and approximately $17 million of annual dividend payments to holders of common stock. The Company also expects to secure similar credit facilities to its existing U.S. Credit Facility and German Facility prior to their expiration in 2001. From commencement of operations in January 1988 until March 31, 2001, IDEX has borrowed $783 million under its various credit agreements to complete 18 acquisitions. During this same period IDEX generated, principally from operations, cash flow of $620 million to reduce its indebtedness. In the event that suitable businesses are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

EURO PREPARATIONS

     Beginning in 1998, the Company upgraded its business systems to accommodate the euro currency. The cost of this upgrade was immaterial to the Company's financial results. Although difficult to predict, any competitive implications and any impact on existing financial instruments resulting from the euro implementation also are expected to be immaterial to the Company's results of operations, financial position or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $332.5 million of total debt of the Company outstanding at March 31, 2001. Approximately 54% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $893,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is either fixed rate debt or debt that has been essentially fixed through the use of interest rate swaps. The Company will from time to time enter into interest rate swaps on its debt when it believes there is a clear financial advantage for doing so. A formalized treasury risk management policy adopted by the Board of Directors exists that describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes, and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

     The Company's foreign currency exchange rate risk is limited principally to the euro, British pound and Swiss franc. The Company manages its foreign exchange risk principally through the invoicing of its customers in the same currency as the source of the products.

                           PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES. Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. The Company held its Annual Shareholders' Meeting on Tuesday, March 27, 2001. At the Annual Meeting, shareholders elected three directors to serve three-year terms on the Board of Directors of IDEX Corporation. The following persons received a majority of votes cast for Class III directors:

                 DIRECTOR                         FOR        WITHHELD
                 --------                         ---        --------
Paul E. Raether............................    27,689,742    807,452
Neil A. Springer...........................    27,684,924    812,270
Dennis K. Williams.........................    27,689,819    807,375

       In addition to the Class III directors named above, the following directors' terms also continued after the March 27, 2001, Annual Shareholders' Meeting:

              Richard E. Heath;
              Henry R. Kravis;
              William H. Luers;
              George R. Roberts; and
              Michael T. Tokarz

      Secondly, shareholders voted on the 2001 Stock Plan for Officers. The proposal received a majority of votes cast, specifically as follows:

Affirmative Votes..................................    21,537,776
Negative Votes.....................................     6,914,650
Abstentions........................................        44,767

       Thirdly, shareholders voted on a new management incentive compensation plan titled, the Executive Incentive Bonus Plan (the "Incentive Plan") to govern the award and payment of cash bonuses to certain of the Company's executive officers. The proposal received a majority of votes cast, specifically as follows:

Affirmative Votes..................................    27,320,821
Negative Votes.....................................     1,135,731
Abstentions........................................        40,642

       Additionally, shareholders voted on a proposal to appoint Deloitte & Touche LLP as auditors. The proposal received a majority of the votes cast as follows:

Affirmative Votes..................................    28,405,583
Negative Votes.....................................        84,144
Abstentions........................................         7,467

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits:

           The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

       (b) Reports on Form 8-K:

           In a report dated March 2, 2001, and filed with Securities Commission on March 2, 2001, the Company reported that it expected earnings per diluted share for the first quarter of 2001 to be in the range of 32 to 37 cents. In the same period of 2000, IDEX earned 52 cents, and in the fourth quarter of 2000, the Company earned 44 cents. The decline in profits is primarily attributable to continuing weakness in several of the Company's important end-markets.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacity and on the date indicated.

                                          IDEX CORPORATION

                                                /s/ WAYNE P. SAYATOVIC
                                          --------------------------------------
                                          WAYNE P. SAYATOVIC
                                          Senior Vice President -- Finance
                                          and Chief Financial Officer
                                          (Duly Authorized and Principal
                                          Financial Officer)
May 11, 2001

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
  3.1       Restated Certificate of Incorporation of IDEX Corporation
            (formerly HI, Inc.) (incorporated by reference to Exhibit
            No. 3.1 to the Registration Statement on Form S-1 of IDEX,
            et al., Registration No. 33-21205, as filed on April 21,
            1988)
  3.1(a)    Amendment to Restated Certificate of Incorporation of IDEX
            Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
            Form 10-Q for the quarter ended March 31, 1996, Commission
            File No. 1-10235)
  3.2       Amended and Restated By-Laws of IDEX Corporation
            (incorporated by reference to Exhibit No. 3.2 to
            Post-Effective Amendment No. 2 to the Registration Statement
            on Form S-1 of IDEX, et al., Registration No. 33-21205, as
            filed on July 17, 1989)
  3.2(a)    Amended and Restated Article III, Section 13 of the Amended
            and Restated By-Laws of IDEX Corporation (incorporated by
            reference to Exhibit No. 3.2(a) to Post-Effective Amendment
            No. 3 to the Registration Statement on Form S-1 of IDEX, et
            al., Registration No. 33-21205, as filed on February 12,
            1990)
  4.1       Restated Certificate of Incorporation and By-Laws of IDEX
            Corporation (filed as Exhibits No. 3.1 through 3.2(a))
  4.2       Indenture, dated as of February 23, 1998, between IDEX
            Corporation, and Norwest Bank Minnesota, National
            Association, as Trustee, relating to the 6 7/8% Senior Notes of IDEX Corporation due February 15, 2008 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
            1-10235)
  4.3       Specimen Senior Note of IDEX Corporation (incorporated by
            reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
            1-10235)
  4.4       Specimen Certificate of Common Stock of IDEX Corporation
            (incorporated by reference to Exhibit No. 4.3 to the
            Registration Statement on Form S-2 of IDEX, et al.,
            Registration No. 33-42208, as filed on September 16, 1991)
  4.5       Third Amended and Restated Credit Agreement dated as of July
            17, 1996, among IDEX Corporation, Bank of America NT&SA, as
            Agent, and other financial institutions named therein (the
            "Banks") (incorporated by reference to Exhibit No. 4.5 to
            the Quarterly Report of IDEX on Form 10-Q for the quarter
            ended June 30, 1996, Commission File No. 1-10235)
  4.5(a)    First Amendment to the Third Amended and Restated Credit
            Agreement dated as of April 11, 1997 (incorporated by
            reference to Exhibit No. 4.5(a) to the Quarterly Report of
            IDEX on Form 10-Q for the quarter ended June 30, 1998,
            Commission File No. 1-10235)
  4.5(b)    Second Amendment to the Third Amended and Restated Credit
            Agreement dated as of January 20, 1998 (incorporated by
            reference to Exhibit No. 4.5(b) to the Quarterly Report of
            IDEX on Form 10-Q for the quarter ended June 30, 1998,
            Commission File No. 1-10235)
  4.5(c)    Third Amendment to the Third Amended and Restated Credit
            Agreement dated as of February 9, 1998 (incorporated by
            reference to Exhibit No. 4.5(c) to the Quarterly Report of
            IDEX on Form 10-Q for the quarter ended June 30, 1998,
            Commission File No. 1-10235)
  4.5(d)    Fourth Amendment to the Third Amended and Restated Credit
            Agreement dated as of April 3, 1998 (incorporated by
            reference to Exhibit No. 4.5(d) to the Quarterly Report of
            IDEX on Form 10-Q for the quarter ended June 30, 1998,
            Commission File No. 1-10235)
  4.5(e)    Fifth Amendment to the Third Amended and Restated Credit
            Agreement dated as of June 8, 1999 (incorporated by
            reference to Exhibit No. 4.5(e) to the Quarterly Report of
            IDEX on Form 10-Q for the quarter ended June 30, 1999,
            Commission File No. 1-10235)

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
  4.5(f)    Sixth Amendment to the Third Amended and Restated Credit
            Agreement dated August 18, 2000 (incorporated by reference to Exhibit No. 4.5(f) to the Annual Report of IDEX on Form
            10-K for the year ended December 31, 2000, Commission File
            No. 1-10235)
*10.1**     Executive Incentive Bonus Plan dated March 27, 2001
*10.2**     2001 Stock Plan for Officers dated March 27, 2001

---------------
 *  Filed herewith

**  Management contract or compensatory plan or agreement.