Form 10-Q
period 2001-06-30
IDEX CORP /DE/
filed 2001-08-09
CIK 832101

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

                      FOR THE QUARTER ENDED JUNE 30, 2001

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

                           Yes X               No __

     Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of July 31, 2001: 30,559,071.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2001            2000
                                                                 --------      ------------
                                                                (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................     $  9,850        $  8,415
  Receivables -- net........................................      111,425         104,950
  Inventories...............................................      115,401         113,052
  Other current assets......................................        9,441           5,672
                                                                 --------        --------
       Total current assets.................................      246,117         232,089
Property, plant and equipment -- net........................      146,403         128,283
Intangible assets -- net....................................      469,724         388,163
Other noncurrent assets.....................................       11,885          10,319
                                                                 --------        --------
       Total assets.........................................     $874,129        $758,854
                                                                 ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt...........................................     $     --        $ 88,077
  Trade accounts payable....................................       43,761          43,342
  Dividends payable.........................................        4,274           4,236
  Accrued expenses..........................................       48,634          42,156
                                                                 --------        --------
       Total current liabilities............................       96,669         177,811
Long-term debt..............................................      331,801         153,809
Other noncurrent liabilities................................       57,574          52,732
                                                                 --------        --------
       Total liabilities....................................      486,044         384,352
                                                                 --------        --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares authorized: 2001 and 2000 -- 75,000,000
     Shares issued and outstanding: 2001 -- 30,505,994;
      2000 -- 30,258,231....................................          305             303
  Additional paid-in capital................................      119,702         115,280
  Retained earnings.........................................      291,599         279,907
  Minimum pension liability adjustment......................       (2,127)         (2,127)
  Accumulated translation adjustment........................      (13,133)        (10,489)
  Unrealized losses on derivatives..........................         (117)             --
  Treasury stock............................................         (865)           (144)
  Unearned compensation on restricted stock.................       (7,279)         (8,228)
                                                                 --------        --------
       Total shareholders' equity...........................      388,085         374,502
                                                                 --------        --------
       Total liabilities and shareholders' equity...........     $874,129        $758,854
                                                                 ========        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                        SECOND QUARTER ENDED      SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                        --------------------    --------------------
                                                          2001        2000        2001        2000
                                                        --------    --------    --------    --------
                                                            (UNAUDITED)             (UNAUDITED)
Net sales...........................................    $192,622    $185,258    $380,017    $361,920
Cost of sales.......................................     121,914     112,327     240,532     218,434
                                                        --------    --------    --------    --------
Gross profit........................................      70,708      72,931     139,485     143,486
Selling, general and administrative expenses........      40,977      38,257      83,778      75,949
Goodwill amortization...............................       3,490       2,918       6,969       5,818
Restructuring charge................................          --          --       5,661          --
                                                        --------    --------    --------    --------
Operating income....................................      26,241      31,756      43,077      61,719
Other income (expense) -- net.......................         179         356         405        (143)
                                                        --------    --------    --------    --------
Income before interest expense and income taxes.....      26,420      32,112      43,482      61,576
Interest expense....................................       5,198       4,060      10,601       8,224
                                                        --------    --------    --------    --------
Income before income taxes..........................      21,222      28,052      32,881      53,352
Provision for income taxes..........................       8,229      10,520      12,659      20,007
                                                        --------    --------    --------    --------
Net income..........................................    $ 12,993    $ 17,532    $ 20,222    $ 33,345
                                                        ========    ========    ========    ========
Basic earnings per common share.....................    $    .43    $    .58    $    .67    $   1.12
                                                        ========    ========    ========    ========
Diluted earnings per common share...................    $    .42    $    .57    $    .65    $   1.09
                                                        ========    ========    ========    ========
Share data:
Weighted average common shares outstanding..........      30,137      29,989      30,067      29,826
                                                        ========    ========    ========    ========
Weighted average common shares outstanding assuming
  full dilution.....................................      31,073      30,808      30,994      30,486
                                                        ========    ========    ========    ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                COMMON
                               STOCK &                 MINIMUM                   UNREALIZED                   UNEARNED
                              ADDITIONAL               PENSION     ACCUMULATED      GAINS                   COMPENSATION
                               PAID-IN     RETAINED   LIABILITY    TRANSLATION   (LOSSES) ON   TREASURY          ON
                               CAPITAL     EARNINGS   ADJUSTMENT   ADJUSTMENT    DERIVATIVES    STOCK     RESTRICTED STOCK
                              ----------   --------   ----------   -----------   -----------   --------   ----------------
Balance, December 31,
  2000.....................    $115,583    $279,907    $(2,127)     $(10,489)       $  --       $(144)        $(8,228)
                               --------    --------    -------      --------        -----       -----         -------
Net Income.................                  20,222
                                           --------
Other comprehensive income
  (loss)
  Cumulative effect of
    accounting change......                                                           204
  Unrealized derivative
    losses.................                                                          (321)
  Unrealized translation
    adjustment.............                                           (2,644)
                                           --------                 --------        -----
    Other comprehensive
      income (loss)........                                           (2,644)        (117)
                                           --------                 --------        -----
    Comprehensive income
      (loss)...............                  20,222                   (2,644)        (117)
                                           --------                 --------        -----
Issuance of 270,478 shares
  of common stock, net of
  those surrendered........       4,424
Amortization of restricted
  stock....................                                                                                       949
Restricted shares
  surrendered for tax
  withholdings.............                                                                      (721)
Cash dividends declared on
  common stock ($.14 per
  share)...................                  (8,530)
                               --------    --------    -------      --------        -----       -----         -------
Balance, June 30, 2001.....    $120,007    $291,599    $(2,127)     $(13,133)       $(117)      $(865)        $(7,279)
                               ========    ========    =======      ========        =====       =====         =======


                                 TOTAL
                             SHAREHOLDERS'
                                EQUITY
                             -------------
Balance, December 31,
  2000.....................    $374,502
                               --------
Net Income.................      20,222
                               --------
Other comprehensive income
  (loss)
  Cumulative effect of
    accounting change......         204
  Unrealized derivative
    losses.................        (321)
  Unrealized translation
    adjustment.............      (2,644)
                               --------
    Other comprehensive
      income (loss)........      (2,761)
                               --------
    Comprehensive income
      (loss)...............      17,461
                               --------
Issuance of 270,478 shares
  of common stock, net of
  those surrendered........       4,424
Amortization of restricted
  stock....................         949
Restricted shares
  surrendered for tax
  withholdings.............        (721)
Cash dividends declared on
  common stock ($.14 per
  share)...................      (8,530)
                               --------
Balance, June 30, 2001.....    $388,085
                               ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                ---------------------
                                                                  2001         2000
                                                                ---------    --------
                                                                     (UNAUDITED)
Cash flows from operating activities
Net income..................................................    $  20,222    $ 33,345
Adjustments to reconcile to net cash provided by operations:
  Depreciation and amortization.............................       13,424      11,484
  Amortization of intangibles...............................        7,717       6,593
  Amortization of unearned compensation.....................          949         317
  Amortization of debt issuance expenses....................          130         112
  Restructuring charge......................................        5,661          --
  Deferred income taxes.....................................        2,243          25
  Decrease (increase) in receivables........................        5,666     (12,051)
  Decrease (increase) in inventories........................       10,992      (3,160)
  (Decrease) increase in trade accounts payable.............       (4,600)      6,406
  Decrease in accrued expenses..............................       (2,997)       (426)
  Other -- net..............................................       (8,890)     (6,286)
                                                                ---------    --------
     Net cash flows from operating activities...............       50,517      36,359
                                                                ---------    --------
Cash flows from investing activities
  Additions to property, plant and equipment................      (11,110)     (8,567)
  Acquisition of businesses (net of cash acquired)..........     (129,637)    (34,369)
                                                                ---------    --------
     Net cash flows from investing activities...............     (140,747)    (42,936)
                                                                ---------    --------
Cash flows from financing activities
  Borrowings under credit facilities for acquisitions.......      129,637      34,369
  Net repayments under credit facilities....................      (31,369)    (15,847)
  Repayments of other long-term debt........................       (3,412)     (2,154)
  Increase in accrued interest..............................          307          30
  Dividends paid............................................       (8,493)     (8,355)
  Proceeds from stock option exercises......................        4,995       1,193
  Purchase of common stock..................................           --         (46)
                                                                ---------    --------
     Net cash flows from financing activities...............       91,665       9,190
                                                                ---------    --------
Net increase in cash........................................        1,435       2,613
Cash and cash equivalents at beginning of year..............        8,415       2,895
                                                                ---------    --------
Cash and cash equivalents at end of period..................    $   9,850    $  5,508
                                                                =========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................    $  10,425    $  8,082
  Income taxes..............................................        6,321      18,937
Significant non-cash activities:
  Debt acquired with acquisition of business................        2,931          --

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

     Information follows about the operations of IDEX in different business segments based on the nature of products and services offered. The Company's basis of segmentation and basis of segment profit measurement for the six months ended June 30, 2001, are the same as those set forth under "Business Segments and Geographic Information" on pages 30 and 31 of the 2000 Annual Report to Shareholders. Intersegment sales are accounted for at fair value as if the sales were to third parties. Amounts are in thousands.

                       IDEX CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                        SECOND QUARTER ENDED      SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                        --------------------    --------------------
                                                          2001        2000        2001        2000
                                                          ----        ----        ----        ----
Net sales
  Pump Products
     From external customers........................    $109,713    $101,109    $218,995    $199,450
     Intersegment sales.............................         720         797       1,180       1,443
                                                        --------    --------    --------    --------
          Total group sales.........................     110,433     101,906     220,175     200,893
                                                        --------    --------    --------    --------
  Dispensing Equipment
     From external customers........................      41,577      47,172      77,411      87,091
     Intersegment sales.............................          --          --          --           1
                                                        --------    --------    --------    --------
          Total group sales.........................      41,577      47,172      77,411      87,092
                                                        --------    --------    --------    --------
  Other Engineered Products
  From external customers...........................      41,332      36,977      83,611      75,379
     Intersegment sales.............................           1           1           1           2
                                                        --------    --------    --------    --------
          Total group sales.........................      41,333      36,978      83,612      75,381
                                                        --------    --------    --------    --------
  Intersegment elimination..........................        (721)       (798)     (1,181)     (1,446)
                                                        --------    --------    --------    --------
          Total net sales...........................    $192,622    $185,258    $380,017    $361,920
                                                        ========    ========    ========    ========
Operating income
  Pump Products.....................................    $ 16,721    $ 18,942    $ 32,946    $ 38,265
  Dispensing Equipment..............................       6,626      10,715      11,274      17,932
  Other Engineered Products.........................       6,627       6,549      12,674      13,988
  Restructuring charge..............................          --          --      (5,661)         --
  Corporate Office and Other........................      (3,733)     (4,450)     (8,156)     (8,466)
                                                        --------    --------    --------    --------
          Total operating income....................    $ 26,241    $ 31,756    $ 43,077    $ 61,719
                                                        ========    ========    ========    ========

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

     IDEX uses derivative financial instruments principally to manage the risk that changes in interest rates will affect either the fair value of its debt obligations or the amount of its future interest payments. At June 30, 2001, the Company had three interest rate swaps, expiring between August 2001 and March 2002, which effectively converted $67.1 million of floating rate debt into fixed rate debt at interest rates approximating 5.2%. The fair market value of these interest rate swaps was a net expense of $0.1 million at June 30, 2001 as reported in accumulated other comprehensive income. Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of June 30, 2001. The net gain or loss on these interest rate swap contracts was not material during the first six months of 2001.

                       IDEX CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3. ACQUISITIONS

     The Company completed the acquisitions of Versa-Matic Tool, Inc. (June
2001); Liquid Controls L.L.C. (January 2001); and Class 1, Inc. (January 2001) for an aggregate purchase price of $133 million, with financing provided by borrowings under the U.S. Credit Facility. Versa-Matic, headquartered in Export, Pennsylvania, is a leading manufacturer and distributor of air-operated double diaphragm pumps and pump replacement parts. Liquid Controls, headquartered in Lake Bluff, Illinois, is a leading manufacturer of positive displacement flow meters, electronic registration and process control systems. Class 1, headquartered in Ocala, Florida, is a leading manufacturer of electronic and mechanical components and systems for the specialty vehicle market. Versa-Matic and Liquid Controls are operated as part of the Pump Products Group, and Class 1 is operated as part of the Other Engineered Products Group.

     The Company acquired Ismatec SA (April 2000), and Trebor International, Inc. (May 2000), at a total purchase price of approximately $35 million with borrowings under the Company's U.S. Credit Facility. Ismatec, with headquarters near Zurich, Switzerland, is a leading European manufacturer of peristaltic metering pumps, analytical process controllers and sample preparation systems. These products typically are used for scientific research and development in the pharmaceutical, medical, biotech and institutional laboratory markets. Trebor, with headquarters near Salt Lake City, is a leading designer and manufacturer of high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Trebor's products are incorporated into wet chemical processing, and chemical delivery and blending systems. Ismatec and Trebor are being operated as part of the Pump Products Group.

     All acquisitions were accounted for as purchases, and operating results include the acquisitions from the dates of purchase. Cost in excess of net assets acquired is amortized on a straight-line basis over a 40 year period.

4. RESTRUCTURING CHARGE

     In April 2001, the Company announced a restructuring program with aggressive actions to properly size its operations to current business conditions. These actions were designed to reduce costs and improve operating efficiencies. The program included, among other items, severance of employees, fringe benefits, outplacement fees, and the plant consolidation of two facilities. The restructuring, affected all three business groups, reduced the Company's current workforce by approximately 250 employees, representing 6% of the total workforce, and consolidates Gast Manufacturing's two production facilities in southwest Michigan.

     The restructuring program costs are shown as a separate item in the accompanying income statement and resulted in a charge to operations of $5,661 ($3,509 after taxes), or $0.12 per share. Excluding the charge, fully diluted earnings per share would have been $0.77 a share for the six months ended June 30, 2001. At June 30, 2001, the amount remaining in the accruals for the restructuring program was approximately $4.0 million. Approximately $4.0 million of the restructuring accrual will be utilized by December 31, 2001 and the remainder will be utilized by March 2003.

5. DEBT

     During June 2001, IDEX entered into a new five-year Credit Agreement replacing the former Credit Facility which was to expire on July 1, 2001. Accordingly, the Company's borrowings thereunder, along with accrued interest, have been classified as long-term debt at June 30, 2001.

                       IDEX CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

6. EARNINGS PER COMMON SHARE

     Earnings per common share (EPS) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents and unvested restricted shares (diluted) outstanding during the year. Common stock equivalents consist of stock options and have been included in the calculation of weighted average shares outstanding using the treasury stock method. Basic weighted average shares reconciles to fully diluted weighted average shares as follows (in thousands):

                                                 SECOND QUARTER        SIX MONTHS
                                                     ENDED               ENDED
                                                    JUNE 30,            JUNE 30,
                                                ----------------    ----------------
                                                 2001      2000      2001      2000
                                                ------    ------    ------    ------
Basic weighted average common shares
  outstanding...............................    30,137    29,989    30,067    29,826
Dilutive effect of stock options and
  unvested restricted shares................       936       819       927       660
                                                ------    ------    ------    ------
Weighted average common shares outstanding
  assuming full dilution....................    31,073    30,808    30,994    30,486
                                                ======    ======    ======    ======

7. INVENTORIES

     The components of inventories as of June 30, 2001 and December 31, 2000 were (in thousands):

                                                          JUNE 30,    DECEMBER 31,
                                                            2001          2000
                                                          --------    ------------
Raw materials.........................................    $ 39,558      $ 32,020
Work in process.......................................      14,783        13,852
Finished goods........................................      61,060        67,180
                                                          --------      --------
Total.................................................    $115,401      $113,052
                                                          ========      ========

     Those inventories which were carried on a LIFO basis amounted to $95,276 at June 30, 2001, and $91,532 December 31, 2000, respectively. The excess of current cost over LIFO inventory value and the impact of using the LIFO method on earnings are not material.

8. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at June 30, 2001, and December 31, 2000.

9. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and does not permit the pooling-of interests method for business combinations initiated after June 30, 2001. IDEX has historically accounted for all business combinations using the purchase method and will continue to use the purchase method for prospective business combinations consistent with SFAS No.
141. SFAS No. 142 establishes the accounting and reporting standards for intangible assets and goodwill. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and certain intangible assets will cease upon the required adoption of SFAS No. 142 on January 1, 2002. Management is assessing the effects that adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position, liquidity, or results of operations.

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

     IDEX reported increased orders and sales and lower net income and earnings per share for the three months ended June 30, 2001 compared with the corresponding period of the prior year. New orders for the second quarter totaled $191 million, 6% above the comparable 2000 period and $2 million more than the first quarter 2001. Excluding the impact of foreign currency and the five acquisitions made since the beginning of 2000 (Ismatec -- April 2000, Trebor -- May 2000, Class 1 -- January 2001, Liquid Controls -- January 2001 and Versa-Matic -- June 2001), orders were 7% lower than the second quarter of 2000. Backlog was reduced $1 million during the second quarter, and IDEX ended the quarter with a typical unfilled order backlog of slightly over one month's sales. This customarily low level of backlog allows the Company to provide excellent customer service, but also means that changes in orders are felt quickly in operating results.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. Management is very optimistic about the short- and long-term prospects of the Company. Looking ahead to the balance of the year given the current economic environment, the Company believes its sales will be in the same range as the second quarter, and diluted earnings per share will be slightly improved due to the restructuring and initiatives underway. IDEX operates with a very small backlog of unfilled orders, and it is not able to assess how long the softness in several of its end-markets is likely to last. The Company's performance will depend upon the strength of the U.S. and key international economies. Management is confident that in the second half of the year, IDEX will benefit from its continued emphasis on profitable growth; the margin improvement initiatives of Six Sigma, global sourcing and eBusiness; and by using strong cash flow to cut debt and interest expense. The Company's management believes IDEX is well positioned for future growth, with diversity in products and markets served and leading positions in its niches. The Company will also continue to pursue acquisitions that will drive the longer-term profitable growth of the Company.

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

PERFORMANCE IN THE SECOND QUARTER ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD OF 2000

     IDEX reported increased orders and sales and lower net income and earnings per share for the second quarter of 2001 compared with last year. Incoming orders, $191.4 million, were 6% higher than 2000 as a result of recent acquisitions (Ismatec -- April 2000, Trebor -- May 2000, Class 1 -- January 2001, Liquid Controls -- January 2001 and Versa-Matic -- June 2001) contributing growth of 15%, partially offset by a 7% decrease in the base businesses and a 2% negative effect from foreign currency translation. Net sales in the second quarter grew 4% to $192.6 million from $185.3 million for the comparable 2000 period. Acquisitions accounted for a 13% improvement, which was partially offset by a 7% decline in base business activity and a 2% unfavorable currency translation. Net income was $13.0 million, 26% lower than the record $17.5 million earned in last year's second quarter. Diluted earnings per share, at 42 cents, also were down 26% from last year's record 57 cents.

     In the second quarter of 2001, the Pump Products Group contributed 57% of sales and 56% of operating income, the Dispensing Equipment Group accounted for 22% of sales and operating income, and the Engineered Products Group represented 21% of sales and 22% of operating income. International sales were 43% of total sales, up from 41% in the same quarter of 2000. In the second quarter of 2001, international sales grew by 8% while domestic sales increased by 1% compared with last year. Excluding the recent acquisitions and currency translation, international sales increased 1% while domestic sales decreased 13%.

     Pump Products Group sales of $110.4 million for the three months ended June 30, 2001 increased by $8.5 million, or 8%, from 2000 principally reflecting the Ismatec, Trebor, Liquid Controls and Versa-Matic acquisitions which added 16% to the second quarter sales. Base business sales volume was down 7% from last year and foreign currency had a 1% negative effect on the Group's sales comparison to 2000. In the second quarter of 2001, international sales grew by 22% and domestic sales increased by 2% principally reflecting the recent acquisitions. Excluding acquisitions and foreign currency, base international sales decreased 2%, while base U.S. sales volume decreased 10% with the lower U.S. sales principally caused by weak conditions in the U.S. manufacturing sector. As a result, sales to customers outside the U.S. increased to 37% of total group sales in 2001 from 33% in 2000 principally due to recent acquisitions.

     Dispensing Equipment Group sales of $41.6 million decreased $5.6 million, or 12%, in the second quarter of 2001 compared with last year's second quarter. Base business volume was down 8% from 2000 and foreign currency translation had a 4% negative effect. In the second quarter of 2001, international sales essentially were equal to last year, while domestic sales decreased by 25% due to continuing weak conditions in the U.S. manufacturing sector, which caused significant year-over-year volume declines in U.S. markets. Sales to customers outside the U.S. were 60% of total group sales in 2001, up from 53% in 2000 primarily reflecting a change in sales mix due to weaker U.S. sales in 2001.

     Other Engineered Products sales of $41.3 million increased by $4.4 million, or 12%, in the second quarter of 2001 compared with 2000 principally reflecting the Class 1 acquisition which added 19% to the second quarter sales. Overall base business decreased by 6% and foreign currency translation had a negative effect of 1% on this Group's sales volume. In the second quarter of 2001, domestic sales increased by 26% and international sales decreased by 4%. Excluding foreign currency and acquisitions, international base sales decreased by 3% in 2001, while the base U.S. sales volume decreased 8% compared to last year. Sales to customers outside the U.S. were 40% of total group sales in 2001, down from 47% in 2000 principally reflecting the change in sales mix due to the Class 1 acquisition.

                       IDEX CORPORATION AND SUBSIDIARIES
                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                  SECOND QUARTER ENDED      SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                  2001(1)     2000(2)     2001(1)     2000(2)
                                                  --------    --------    --------    --------
Pump Products Group
  Net sales(3)................................    $110,433    $101,906    $220,175    $200,893
  Operating income before restructuring(4)....      16,721      18,942      32,946      38,265
  Operating margin............................        15.1%       18.6%       15.0%       19.0%
  Depreciation and amortization...............    $  6,146    $  5,047    $ 12,319    $ 10,022
  Capital expenditures........................       2,656       1,867       5,283       3,833
Dispensing Equipment Group
  Net sales(3)................................    $ 41,577    $ 47,172    $ 77,411    $ 87,092
  Operating income before restructuring(4)....       6,626      10,715      11,274      17,932
  Operating margin............................        15.9%       22.7%       14.6%       20.6%
  Depreciation and amortization...............    $  2,247    $  2,244    $  4,657    $  4,382
  Capital expenditures........................       1,591       1,382       2,703       2,483
Other Engineered Products Group
  Net sales(3)................................    $ 41,333    $ 36,978    $ 83,612    $ 75,381
  Operating income before restructuring(4)....       6,627       6,549      12,674      13,988
  Operating margin............................        16.0%       17.7%       15.2%       18.6%
  Depreciation and amortization...............    $  1,910    $  1,737    $  3,987    $  3,505
  Capital expenditures........................       1,429         889       2,919       2,156
Company
  Net sales(3)................................    $192,622    $185,258    $380,017    $361,920
  Before restructuring: operating income......      26,241      31,756      48,738      61,719
                        operating margin......        13.6%       17.1%       12.8%       17.1%
  After restructuring: operating income.......    $ 26,241    $ 31,756    $ 43,077    $ 61,719
                       operating margin.......        13.6%       17.1%       11.3%       17.1%
  Depreciation and amortization(5)............    $ 10,865    $  9,429    $ 22,090    $ 18,394
  Capital expenditures........................       5,807       4,219      11,110       8,567

---------------

(1) Includes acquisition of Versa-Matic Tool, Inc. (June 2001) and Liquid Controls L.L.C. (January 2001) in the Pump Products Group and Class 1 (January 2001) in the Other Engineered Products Group from the dates of acquisition.

(2) Includes the acquisition of Ismatec SA (April 2000) and Trebor International, Inc. (May 2000) in the Pump Products Group from the dates of acquisition.

(3) Group net sales include intersegment sales.

(4) Group operating income excludes net unallocated corporate operating expenses and the restructuring charge in the six months ended June 30, 2001. The restructuring charge of $5,661 was included with corporate and other and was not assigned to the individual group segments. Had the Company allocated the restructuring charge, the charge would have been assigned to the groups as follows: Pump Products ($4,623), Dispensing Equipment ($592), and Other Engineered Products ($446). Excluding the restructuring charge, IDEX's fully diluted earnings per share would have been 77 cents a share for the six months ended June 30, 2001.

(5) Excludes amortization of debt issuance expenses.

     Gross profit of $70.7 million in the second quarter of 2001 decreased by $2.2 million, or 3%, from 2000. Gross profit as a percent of sales was 36.7% in 2001 and decreased from 39.4% in 2000. The lower gross profit and gross margins reflected reduced sales volume at the base businesses and inclusion of the recent acquisitions whose margins are lower than those of the base businesses. Selling, general and administrative expenses increased to $41.0 million in 2001 from $38.3 million in 2000, principally reflecting recent acquisitions. As a percent of net sales, selling, general and administrative expenses were 21.3%, up from 20.7% in 2000 with the increase principally reflecting up-front costs associated with implementing the Company's Six Sigma and eBusiness initiatives. Goodwill amortization increased by $0.6 million to $3.5 million in 2001 from $2.9 million in 2000 reflecting the recent acquisitions. As a percent of sales, goodwill amortization remained flat at about 2% for both years.

     Operating income decreased 17% to $26.2 million in 2001 from $31.8 million in 2000. Operating income as a percent of sales decreased to 13.6% in 2001 from 17.1% in 2000. The decrease in operating income resulted from lower operating income at the Pump Products and Dispensing Equipment Groups partially offset by higher operating income at the Other Engineered Products Group. The decrease in operating margin resulted from decreases in margins at all three business groups. The decrease in operating margins and the lower operating income in the Pump Products and Dispensing Equipment Groups were attributable to reduced volumes at base businesses, inclusion of recent acquisitions whose margins are lower than those of the base businesses, and incremental up-front costs associated with implementing the Company's Six Sigma and eBusiness initiatives. The increase in operating income in the Other Engineered Products Group principally reflected the recent Class 1 acquisition. In the Pump Products Group, operating income of $16.7 million and operating margin of 15.1% in 2001 compared to the $18.9 million and 18.6% recorded in 2000. Operating income of $6.6 million and operating margin of 15.9% in the Dispensing Equipment Group decreased from the $10.7 million and 22.7% recorded in 2000. Operating income in the Other Engineered Products Group of $6.6 million and operating margin of 16.0% in 2001 compared to the operating income of $6.5 million and margins of 17.7% achieved in 2000.

     Other income of $0.2 million in the second quarter of 2001 was essentially unchanged from income of $0.4 million recorded last year.

     Interest expense increased to $5.2 million in the second quarter of 2001 from $4.1 million in 2000. The increase in interest was principally due to the additional debt required for the acquisition of the Ismatec, Trebor, Liquid Controls, Class 1 and Versa-Matic businesses.

     The provision for income taxes decreased to $8.2 million in 2001 from $10.5 million in 2000 reflecting lower income. The effective tax rate increased to 38.8% in 2001 from 37.5% in 2000 principally reflecting lower income and the effects of nondeductible goodwill and amortization expenses.

     Net income of $13.0 million in 2001 was 26% lower than the record income of $17.5 million earned in last year's second quarter. Diluted earnings per share amounted to 42 cents in 2001, a decrease of 15 cents per share, or 26%, from last year's record 57 cents.

PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD OF 2000

     IDEX achieved higher orders and sales and lower net income and earnings per share for the first six months of 2001 compared with last year. New orders for the first half of 2001 totaled $381.1 million and were 2% above the prior year. Excluding the impact of foreign currency and the five acquisitions made since the beginning of last year, orders were 10% lower than in the first six months of 2000. Sales in the first six months increased 5% to $380.0 million from $361.9 million. Acquisitions accounted for a 13% improvement, which was partially offset by a 6% decline in base business sales and a 2% unfavorable currency translation. Net income was $20.2 million, 39% lower than the $33.3 million earned in the first six months of 2000. Diluted earnings per share decreased 44 cents to 65 cents, down 40% compared with the same period a year ago. Excluding the one-time restructuring charge, net income was $23.7 million, 29% lower than the $33.3 million earned in last year's first six months, and diluted earnings per share were 77 cents, also down 29% from $1.09 last year.

     In the first half of 2001, the Pump Products Group contributed 58% of sales and operating income, the Dispensing Equipment Group accounted for 20% of sales and operating income, and the Engineered Products Group represented 22% of sales and operating income. In the first six months of 2001, international sales were up 9% and domestic sales increased by 2% compared with last year. As a result, international sales were 42% of total sales, up from 40% in the same period of 2000.

     Pump Products Group sales of $220.2 million increased by $19.3 million, or 10%, for the six months ended June 30, 2001 compared with 2000 principally reflecting the Ismatec, Trebor, Liquid Controls and Versa-Matic acquisitions which added 17% to the first half sales. Base business sales volume was down 6% from last year and foreign currency had a 1% negative effect on the Group's sales comparison to 2000. In the first six months of 2001, international sales grew by 23% and domestic sales increased by 3% principally reflecting the recent acquisitions. Excluding acquisitions and foreign currency, base international sales were essentially equal to last year, while base U.S. sales volume decreased 8% with the lower U.S. sales principally caused by weak conditions in the U.S. manufacturing sector. As a result, sales to customers outside the U.S. increased to 36% of total group sales in 2001 from 32% in 2000.

     Dispensing Equipment Group sales of $77.4 million decreased $9.7 million, or 11%, in the first half of 2001 compared with the same period of last year. Base business volume was down 7% from 2000 and foreign currency translation had a 4% negative effect. Excluding foreign currency, international sales were up 6% in 2001 from last year, while domestic sales decreased by 23% due to continuing weak conditions in U.S. end-markets. Sales to customers outside the U.S. were 59% of total group sales in 2001, up from 52% in 2000 primarily reflecting a change in sales mix due to the weaker U.S. demand in 2001.

     Other Engineered Products sales of $83.6 million increased by $8.2 million, or 11%, in the first six months of 2001 compared with 2000 principally reflecting the Class 1 acquisition which added 18% to sales in 2001. Overall base business decreased by 5% and foreign currency translation had a negative effect of 2% on this Group's sales volume. In the first six months of 2001, domestic sales increased by 25% and international sales decreased by 5% with the lower international sales principally resulting from foreign currency translation. Excluding foreign currency and acquisitions, international base sales decreased by 1% in 2001, while the base U.S. sales volume decreased 9% compared to last year with the decline in U.S. sales due to the weak conditions in U.S. markets. Sales to customers outside the U.S. were 40% of total group sales in 2001, down from 47% in 2000 principally reflecting the change in sales mix due to the Class 1 acquisition which primarily sells its products in the U.S.

     Gross profit of $139.5 million in the first six months of 2001 decreased by $4.0 million, or 3%, from 2000. As a percent of sales, gross profit was 36.7% in 2001 and decreased from 39.6% in 2000. The lower gross profit and gross margins reflected reduced sales volume at the base businesses and inclusion of the recent acquisitions whose margins are lower than those of the base businesses. Selling, general and administrative expenses increased to $83.8 million in 2001 from $75.9 million in 2000, principally reflecting recent acquisitions, and as a percent of net sales, was 22.0%, up from 21.0% in 2000. Goodwill amortization increased by $1.2 million to $7.0 million in 2001 from $5.8 million in 2000 reflecting the recent acquisitions. As a percent of sales, goodwill amortization remained flat at about 2% for both years.

     Operating income decreased by $18.6 million, or 30%, to $43.1 million in 2001 from $61.7 million in 2000. Excluding the restructuring charge, operating income as a percent of sales decreased to 12.8% in 2001 from 17.1% in 2000. The decrease in operating income and operating margin reflected decreases at all three business groups and were attributable to reduced volumes at base businesses, inclusion of recent acquisitions whose margins are lower than those of the base businesses, and incremental up-front costs associated with implementing the Company's Six Sigma and eBusiness initiatives. In the Pump Products Group, operating income of $32.9 million and operating margin of 15.0% in 2001 compared to the $38.3 million and 19.0% recorded in 2000. Operating income of $11.3 million and operating margin of 14.6% in the Dispensing Equipment Group decreased from the $17.9 million and 20.6% recorded in 2000. Operating income in the Other Engineered Products Group of $12.7 million and operating margin of 15.2% in 2001 decreased from $14.0 million and 18.6% achieved in 2000. During the first quarter of 2001, IDEX recorded a one-time restructuring charge amounting to $5.7 million, or 12 cents per share, to properly size the Company's operations to current business conditions. The restructuring, affecting all three business groups, reduced the Company's current workforce by approximately 250 employees, representing 6% of the total workforce, and consolidates the Gast Manufacturing's two production facilities in southwest Michigan.

     Other income increased $0.5 million to income of $0.4 million in the first six months of 2001 from expense of $0.1 million last year reflecting higher income from fixed asset dispositions.

     Interest expense increased to $10.6 million in the first half of 2001 from $8.2 million in 2000. The increase in interest was principally due to the additional debt required for the acquisition of the Ismatec, Trebor, Liquid Controls, Class 1 and Versa-Matic businesses.

     The provision for income taxes decreased to $12.7 million in 2001 from $20.0 million in 2000 reflecting lower income. The effective tax rate increased to 38.5% in 2001 from 37.5% in 2000 principally reflecting lower income and the effects of nondeductible goodwill and amortization expenses.

     Net income of $20.2 million in 2001 was 39% lower than income of $33.3 million in 2000. Diluted earnings per share amounted to 65 cents in 2001, a decrease of 44 cents per share, or 40%, from the $1.09 achieved in 2000. Net income before the restructuring charge was $23.7 million, 29% lower than the $33.3 million earned in last year's first six months, and diluted earnings per share were 77 cents, also down 29% from $1.09 last year.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, IDEX's working capital was $149.4 million and its current ratio was 2.5 to 1. The Company's cash flow from operations increased by $14.2 million to $50.5 million in 2001 principally reflecting receivable and inventory reductions which were partially offset by lower income.

     Cash flow provided from operations was more than adequate to fund capital expenditures of $11.1 million and $8.6 million in 2001 and 2000, respectively. Capital expenditures were generally for machinery and equipment which improved productivity, although a portion was for repair and replacement of equipment and facilities and information technology requirements. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term.

     The Company completed the acquisitions of Liquid Controls, Class 1 and Versa-Matic for a cash purchase price of $132.6 million. The acquisitions were accounted for using the purchase method and were financed under the Company's U.S. bank credit facilities. Interest is payable at rates averaging 5.1%.

     During June 2001, IDEX signed a new five-year Credit Agreement replacing the former Credit Facility which was to expire on July 1, 2001. At June 30, 2001, the maximum amount available under the Credit Agreement was $270 million, of which $173.4 million was borrowed including $72.4 million in western european currencies. The maximum amount available under this facility was subsequently increased to $300 million on August 8. The western european currency borrowings provide an economic hedge against the net investment in Fluid Management's Netherlands operation, FAST's Italian operation, Micropump's Ismatec Switzerland operation, and Hale's Germany operation. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin and a utilization fee if the total borrowing's exceed certain levels. At June 30, 2001, the applicable margin was 80 basis points plus a utilization fee of 12.5 basis points since the borrowings outstanding exceeded 33% of the total available. The Company pays an annual facility fee of 20 basis points on the total facility.

     IDEX believes it will generate sufficient cash flow from operations in 2001 to meet its operating requirements, interest payments, approximately $25 million of planned capital expenditures, and approximately $17 million of annual dividend payments to holders of common stock. From commencement of operations in January 1988 until June 30, 2001, IDEX has borrowed $806 million under its various credit agreements to complete 19 acquisitions. During this same period IDEX generated, principally from operations, cash flow of $644 million to reduce its indebtedness. In the event that suitable businesses are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and does not permit the pooling-of interests method for business combinations initiated after June 30, 2001. IDEX has historically accounted for all business combinations using the purchase method and will continue to use the purchase method for prospective business combinations consistent with SFAS No.
141. SFAS No. 142 establishes the accounting and reporting standards for intangible assets and goodwill. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and certain intangible assets will cease upon the required adoption of SFAS No. 142 on January 1, 2002. Management is assessing the effects that adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position, liquidity, or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $331.8 million of total debt of the Company outstanding at June 30, 2001. Approximately 53% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $886,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is either fixed rate debt or debt that has been essentially fixed through the use of interest rate swaps. The Company will from time to time enter into interest rate swaps on its debt when it believes there is a clear financial advantage for doing so. A formalized treasury risk management policy adopted by the Board of Directors exists that describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes, and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

     The Company's foreign currency exchange rate risk is limited principally to the euro and British pound. The Company manages its foreign exchange risk principally through the invoicing of its customers in the same currency as the source of the products.

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

       (b) Reports on Form 8-K:

           In a report dated April 5, 2001, the Company announced that diluted earnings per share before restructuring charges for the first quarter are on track with earlier estimates of 32 to 37 cents announced on March 1, 2001. In addition, the Company also announced its decision to take aggressive actions to properly size its operations with current business conditions. This restructuring -- which affects all three business groups -- will result in a workforce reduction of approximately 250 employees (or 6 percent of the total workforce) and the consolidation of two Pump Products Group manufacturing plants into a single more efficient operation.

           The reduced demand in the U.S. manufacturing sector continues to affect sales volumes and profitability in its base businesses. Last year, IDEX introduced three key initiatives -- global sourcing, eBusiness and Six Sigma -- that the Company's management believes will help it improve margins starting in the third quarter of 2001, continuing into 2002 and beyond. In addition, the Company's management continues to drive top-line growth in new market niches and to make acquisitions that meet its strict criteria. While all of these efforts will improve IDEX's longer term performance, the Company's management believes the current actions are necessary to appropriately size its businesses, lower costs and improve efficiencies. For example, the decision to consolidate two of Gast Manufacturing's southwest Michigan production facilities addresses excess capacity issues that have resulted from the combination of lower current demand and improving process efficiencies that have been realized at this business. The Company expects the annualized savings from these actions will exceed the charge taken in the second quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacity and on the date indicated.
                                          IDEX CORPORATION

                                                /s/ WAYNE P. SAYATOVIC
                                          --------------------------------------
                                          WAYNE P. SAYATOVIC
                                          Senior Vice President -- Finance and
                                          Chief Financial Officer
                                          (Duly Authorized and Principal
                                          Financial Officer)
August 9, 2001

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------
   3.1       Restated Certificate of Incorporation of IDEX Corporation
             (formerly HI, Inc.) (incorporated by reference to Exhibit
             No. 3.1 to the Registration Statement on Form S-1 of IDEX,
             et al., Registration No. 33-21205, as filed on April 21,
             1988)
   3.1(a)    Amendment to Restated Certificate of Incorporation of IDEX
             Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
             Form 10-Q for the quarter ended March 31, 1996, Commission
             File No. 1-10235)
   3.2       Amended and Restated By-Laws of IDEX Corporation
             (incorporated by reference to Exhibit No. 3.2 to
             Post-Effective Amendment No. 2 to the Registration Statement
             on Form S-1 of IDEX, et al., Registration No. 33-21205, as
             filed on July 17, 1989)
   3.2(a)    Amended and Restated Article III, Section 13 of the Amended
             and Restated By-Laws of IDEX Corporation (incorporated by
             reference to Exhibit No. 3.2(a) to Post-Effective Amendment
             No. 3 to the Registration Statement on Form S-1 of IDEX, et
             al., Registration No. 33-21205, as filed on February 12,
             1990)
   4.1       Restated Certificate of Incorporation and By-Laws of IDEX
             Corporation (filed as Exhibits No. 3.1 through 3.2(a))
   4.2       Indenture, dated as of February 23, 1998, between IDEX
             Corporation, and Norwest Bank Minnesota, National
             Association, as Trustee, relating to the 6 7/8% Senior Notes of IDEX Corporation due February 15, 2008 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
             1-10235)
   4.3       Specimen Senior Note of IDEX Corporation (incorporated by
             reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
             1-10235)
   4.4       Specimen Certificate of Common Stock of IDEX Corporation
             (incorporated by reference to Exhibit No. 4.3 to the
             Registration Statement on Form S-2 of IDEX, et al.,
             Registration No. 33-42208, as filed on September 16, 1991)
   4.5*      Credit Agreement, dated as of June 8, 2001, among IDEX
             Corporation, Bank of America, N.A. as Agent and Issuing
             Bank, and the Other Financial Institutions Party Hereto:
             Bank of America Securities LLC.
**10.1       Executive Incentive Bonus Plan dated March 27, 2001
**10.2       2001 Stock Plan for Officers dated March 27, 2001

---------------
 *  Filed herewith
**  Management contract or compensatory plan or agreement.