Form 10-Q
period 2001-09-30
IDEX CORP /DE/
filed 2001-11-09
CIK 832101

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

                           Yes X               No __

     Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of October 31, 2001: 30,692,448.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2001             2000
                                                                -------------    ------------
                                                                 (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................      $  6,352         $  8,415
  Receivables -- net........................................       109,274          104,950
  Inventories...............................................       112,866          113,052
  Other current assets......................................         8,801            5,672
                                                                  --------         --------
       Total current assets.................................       237,293          232,089
Property, plant and equipment -- net........................       146,681          128,283
Intangible assets -- net....................................       471,756          388,163
Other noncurrent assets.....................................        12,196           10,319
                                                                  --------         --------
       Total assets.........................................      $867,926         $758,854
                                                                  ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt...........................................      $     --         $ 88,077
  Trade accounts payable....................................        46,290           43,342
  Dividends payable.........................................         4,296            4,236
  Accrued expenses..........................................        49,140           42,156
                                                                  --------         --------
       Total current liabilities............................        99,726          177,811
Long-term debt..............................................       308,157          153,809
Other noncurrent liabilities................................        60,312           52,732
                                                                  --------         --------
       Total liabilities....................................       468,195          384,352
                                                                  --------         --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares authorized: 2001 and 2000 -- 75,000,000
     Shares issued and outstanding: 2001 -- 30,687,948;
      2000 -- 30,258,231....................................           307              303
  Additional paid-in capital................................       123,574          115,280
  Retained earnings.........................................       295,488          279,907
  Minimum pension liability adjustment......................        (2,127)          (2,127)
  Accumulated translation adjustment........................        (9,617)         (10,489)
  Unrealized losses on derivatives..........................          (225)              --
  Treasury stock............................................          (865)            (144)
  Unearned compensation on restricted stock.................        (6,804)          (8,228)
                                                                  --------         --------
       Total shareholders' equity...........................       399,731          374,502
                                                                  --------         --------
       Total liabilities and shareholders' equity...........      $867,926         $758,854
                                                                  ========         ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                        THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                        --------------------    --------------------
                                                          2001        2000        2001        2000
                                                        --------    --------    --------    --------
                                                            (UNAUDITED)             (UNAUDITED)
Net sales...........................................    $178,137    $176,218    $558,154    $538,138
Cost of sales.......................................     113,480     106,041     354,012     324,475
                                                        --------    --------    --------    --------
Gross profit........................................      64,657      70,177     204,142     213,663
Selling, general and administrative expenses........      42,302      36,593     126,080     112,542
Goodwill amortization...............................       3,571       3,006      10,540       8,824
Restructuring charge................................          --          --       5,661          --
                                                        --------    --------    --------    --------
Operating income....................................      18,784      30,578      61,861      92,297
Other income (expense) -- net.......................          24        (172)        429        (315)
                                                        --------    --------    --------    --------
Income before interest expense and income taxes.....      18,808      30,406      62,290      91,982
Interest expense....................................       5,206       4,284      15,807      12,508
                                                        --------    --------    --------    --------
Income before income taxes..........................      13,602      26,122      46,483      79,474
Provision for income taxes..........................       5,418       9,557      18,077      29,564
                                                        --------    --------    --------    --------
Net income..........................................    $  8,184    $ 16,565    $ 28,406    $ 49,910
                                                        ========    ========    ========    ========
Basic earnings per common share.....................    $   0.27    $   0.56    $   0.94    $   1.68
                                                        ========    ========    ========    ========
Diluted earnings per common share...................    $   0.26    $   0.54    $   0.92    $   1.63
                                                        ========    ========    ========    ========
Share data:
Weighted average common shares outstanding..........      30,331      29,740      30,155      29,700
                                                        ========    ========    ========    ========
Weighted average common shares outstanding assuming
  full dilution.....................................      31,225      30,899      31,026      30,618
                                                        ========    ========    ========    ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                COMMON
                               STOCK &                 MINIMUM
                              ADDITIONAL               PENSION     ACCUMULATED
                               PAID-IN     RETAINED   LIABILITY    TRANSLATION
                               CAPITAL     EARNINGS   ADJUSTMENT   ADJUSTMENT
                              ----------   --------   ----------   -----------
Balance, December 31,
  2000......................   $115,583    $279,907    $(2,127)     $(10,489)
                               --------    --------    -------      --------
Net Income..................                 28,406
                                           --------
Other comprehensive income
  (loss)
  Cumulative effect of
    accounting change.......
  Unrealized derivative
    losses..................
  Unrealized translation
    adjustment..............                                             872
                                           --------                 --------
    Other comprehensive
      income (loss).........                                             872
                                           --------                 --------
    Comprehensive income
      (loss)................                 28,406                      872
                                           --------                 --------
Issuance of 429,717 shares
  of common stock, net of
  those surrendered.........      8,298
Amortization of restricted
  stock.....................
Restricted shares
  surrendered for tax
  withholdings..............
Cash dividends declared on
  common stock ($.42 per
  share)....................                (12,825)
                               --------    --------    -------      --------
Balance, September 30,
  2001......................   $123,881    $295,488    $(2,127)     $ (9,617)
                               ========    ========    =======      ========


                              UNREALIZED                   UNEARNED
                                 GAINS                   COMPENSATION         TOTAL
                              (LOSSES) ON   TREASURY          ON          SHAREHOLDERS'
                              DERIVATIVES    STOCK     RESTRICTED STOCK      EQUITY
                              -----------   --------   ----------------   -------------
Balance, December 31,
  2000......................     $  --       $(144)        $(8,228)         $374,502
                                 -----       -----         -------          --------
Net Income..................                                                  28,406
                                                                            --------
Other comprehensive income
  (loss)
  Cumulative effect of
    accounting change.......       204                                           204
  Unrealized derivative
    losses..................      (429)                                         (429)
  Unrealized translation
    adjustment..............                                                     872
                                 -----                                      --------
    Other comprehensive
      income (loss).........      (225)                                          647
                                 -----                                      --------
    Comprehensive income
      (loss)................      (225)                                       29,053
                                 -----                                      --------
Issuance of 429,717 shares
  of common stock, net of
  those surrendered.........                                                   8,298
Amortization of restricted
  stock.....................                                 1,424             1,424
Restricted shares
  surrendered for tax
  withholdings..............                  (721)                             (721)
Cash dividends declared on
  common stock ($.42 per
  share)....................                                                 (12,825)
                                 -----       -----         -------          --------
Balance, September 30,
  2001......................     $(225)      $(865)        $(6,804)         $399,731
                                 =====       =====         =======          ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                ---------------------
                                                                  2001         2000
                                                                  ----         ----
                                                                     (UNAUDITED)
Cash flows from operating activities
Net income..................................................    $  28,406    $ 49,910
Adjustments to reconcile to net cash provided by operations:
  Depreciation and amortization.............................       20,582      17,033
  Amortization of intangibles...............................       11,671       9,986
  Amortization of unearned compensation.....................        1,424         791
  Amortization of debt issuance expenses....................          246         168
  Restructuring charge......................................        5,661          --
  Deferred income taxes.....................................        3,434          --
  Decrease (increase) in receivables........................        7,817      (4,163)
  Decrease (increase) in inventories........................       13,477      (1,243)
  Decrease in trade accounts payable........................       (2,069)     (1,682)
  Decrease in accrued expenses..............................       (2,608)     (2,066)
  Other -- net..............................................       (5,083)     (5,724)
                                                                ---------    --------
     Net cash flows from operating activities...............       82,958      63,010
                                                                ---------    --------
Cash flows from investing activities
  Additions to property, plant and equipment................      (16,291)    (13,825)
  Acquisition of businesses (net of cash acquired)..........     (129,762)    (34,369)
                                                                ---------    --------
     Net cash flows from investing activities...............     (146,053)    (48,194)
                                                                ---------    --------
Cash flows from financing activities
  Borrowings under credit facilities for acquisitions.......      129,762      34,369
  Net repayments under credit facilities....................      (58,210)    (28,156)
  Repayments of other long-term debt........................       (3,760)     (3,517)
  Decrease in accrued interest..............................       (2,151)     (2,637)
  Dividends paid............................................      (12,765)    (12,566)
  Proceeds from stock option exercises......................        8,156       1,693
  Purchase of common stock..................................           --         (46)
                                                                ---------    --------
     Net cash flows from financing activities...............       61,032     (10,860)
                                                                ---------    --------
Net (decrease) increase in cash.............................       (2,063)      3,956
Cash and cash equivalents at beginning of year..............        8,415       2,895
                                                                ---------    --------
Cash and cash equivalents at end of period..................    $   6,352    $  6,851
                                                                =========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................    $  18,204    $ 15,314
  Income taxes..............................................        9,459      30,116
Significant non-cash activities:
  Debt acquired with acquisition of businesses..............        2,931          --

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BUSINESS

     IDEX Corporation ("IDEX" or the "Company") manufactures an extensive array of proprietary engineered industrial products sold to customers in a variety of industries around the world. The Company believes that each of its principal business units holds the number-one or number-two market share position in it's niche market. IDEX believes that its consistent financial performance has been attributable to the manufacture of quality proprietary products designed and engineered by the Company, coupled with its ability to identify and successfully integrate strategic acquisitions. IDEX consists of three reportable business segments: Pump Products Group, Dispensing Equipment Group, and Other Engineered Products Group.

     The Pump Products Group designs, produces and distributes a wide variety of industrial pumps, compressors, flow meters and related controls for the movement of liquids, air and gases. The devices and equipment produced by the group are used by a large and diverse set of industries, including chemical processing, machinery, water treatment, medical equipment, petroleum distribution, oil and refining, and food processing.

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

     Information follows about the operations of IDEX in different business segments based on the nature of products and services offered. The Company's basis of segmentation and basis of segment profit measurement for the nine months ended September 30, 2001, are the same as those set forth under "Business Segments and Geographic Information" on pages 30 and 31 of the 2000 Annual Report to Shareholders. Intersegment sales are accounted for at fair value as if the sales were to third parties. Amounts are in thousands, unless otherwise specified.

                       IDEX CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                        THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                        --------------------    --------------------
                                                          2001        2000        2001        2000
                                                          ----        ----        ----        ----
Net sales
  Pump Products
     External customers.............................    $105,092    $ 99,304    $324,087    $298,754
     Intersegment sales.............................         711         718       1,891       2,161
                                                        --------    --------    --------    --------
          Total group sales.........................     105,803     100,022     325,978     300,915
                                                        --------    --------    --------    --------
  Dispensing Equipment
     External customers.............................      32,441      41,713     109,852     128,804
     Intersegment sales.............................          --          --          --           1
                                                        --------    --------    --------    --------
          Total group sales.........................      32,441      41,713     109,852     128,805
                                                        --------    --------    --------    --------
  Other Engineered Products
     External customers.............................      40,604      35,201     124,215     110,580
     Intersegment sales.............................          --           1           1           3
                                                        --------    --------    --------    --------
          Total group sales.........................      40,604      35,202     124,216     110,583
                                                        --------    --------    --------    --------
     Intersegment elimination.......................        (711)       (719)     (1,892)     (2,165)
                                                        --------    --------    --------    --------
          Total net sales...........................    $178,137    $176,218    $558,154    $538,138
                                                        ========    ========    ========    ========
Operating income
  Pump Products.....................................    $ 13,500    $ 18,783    $ 46,446    $ 57,048
  Dispensing Equipment..............................       3,380       8,538      14,654      26,470
  Other Engineered Products.........................       5,720       7,042      18,394      21,030
  Restructuring charge..............................          --          --      (5,661)         --
  Corporate Office and Other........................      (3,816)     (3,785)    (11,972)    (12,251)
                                                        --------    --------    --------    --------
          Total operating income....................    $ 18,784    $ 30,578    $ 61,861    $ 92,297
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

2. DERIVATIVE INSTRUMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that derivative financial instruments be recognized in the financial statements at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 did not have a material effect on IDEX's balance sheet or statement of operations, but did initially increase comprehensive income by $0.2 million in the accompanying statement of consolidated shareholders' equity.

     IDEX uses derivative financial instruments principally to manage the risk that changes in interest rates will affect either the fair value of its debt obligations or the amount of its future interest payments. At September 30, 2001, the Company had two interest rate swaps, expiring in March 2002, which effectively converted $52.8 million of floating rate debt into fixed rate debt at interest rates approximating 5.6%. The fair market value of these interest rate swaps was a net expense of $0.2 million at September 30, 2001 as reported in accumulated other comprehensive income. Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of September 30, 2001. The net gain or loss on these interest rate swap contracts was not material during the first nine months of 2001.

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

     The Company acquired Ismatec SA (April 2000) and Trebor International, Inc. (May 2000) for a total purchase price of approximately $35 million with borrowings under the Company's U.S. Credit Facility. Ismatec, with headquarters near Zurich, Switzerland, is a leading European manufacturer of peristaltic metering pumps, analytical process controllers and sample preparation systems. These products typically are used for scientific research and development in the pharmaceutical, medical, biotech and institutional laboratory markets. Trebor, with headquarters near Salt Lake City, is a leading designer and manufacturer of high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Trebor's products are incorporated into wet chemical processing and chemical delivery and blending systems. Ismatec and Trebor are being operated as part of the Pump Products Group.

     All acquisitions were accounted for as purchases, and operating results include the acquisitions from the dates of purchase. Cost in excess of net assets acquired is amortized on a straight-line basis up to 40 years.

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

     The restructuring program costs are shown as a separate item in the accompanying income statement and resulted in a charge to operations of $5,661 ($3,509 after taxes), or $0.11 per share. Excluding the charge, fully diluted earnings per share would have been $1.03 per share for the nine months ended September 30, 2001. At September 30, 2001, the amount remaining in the accruals for the restructuring program was approximately $2.6 million. It is estimated that the restructuring accrual will be approximately $2.5 million at December 31, 2001 and that the remainder of the accrual will be utilized by March 31, 2003.

5. DEBT

     During June 2001, IDEX entered into a new five-year Credit Agreement replacing the former Credit Facility which was to expire on July 1, 2001. Accordingly, the Company's borrowings thereunder, along with accrued interest, have been classified as long-term debt at September 30, 2001.

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

                                                 THIRD QUARTER        NINE MONTHS
                                                     ENDED               ENDED
                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                ----------------    ----------------
                                                 2001      2000      2001      2000
                                                 ----      ----      ----      ----
Basic weighted average common shares
  Outstanding...............................    30,331    29,740    30,155    29,700
Dilutive effect of stock options and
  unvested restricted shares................       894     1,159       871       918
                                                ------    ------    ------    ------
Weighted average common shares outstanding
  assuming full dilution....................    31,225    30,899    31,026    30,618
                                                ======    ======    ======    ======

7. INVENTORIES

     The components of inventories as of September 30, 2001 and December 31, 2000 were:

                                                      SEPTEMBER 30,       DECEMBER 31,
                                                          2001                2000
                                                      -------------       ------------
Raw materials..................................         $ 40,385            $ 33,844
Work in process................................           13,799              13,852
Finished goods.................................           58,682              65,356
                                                        --------            --------
Total..........................................         $112,866            $113,052
                                                        ========            ========

     Those inventories which were carried on a LIFO basis amounted to $95,016 at September 30, 2001, and $91,532 December 31, 2000, respectively. The excess of current cost over LIFO inventory value and the impact of using the LIFO method on earnings are not material. Certain amounts at December 31, 2000 have been reclassified between raw materials and finished goods to conform to current year presentation. Such reclassifications did not affect previously reported total inventory, other components of financial position, liquidity or results of operations.

8. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at September 30, 2001, and December 31, 2000.

9. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001, and does not permit the pooling-of-interests method for business combinations initiated after June 30, 2001. IDEX has historically accounted for all business combinations using the purchase method and will continue to use the purchase method for prospective business combinations consistent with SFAS No. 141. SFAS No. 142 establishes the accounting and reporting standards for intangible assets and goodwill. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and certain intangible assets will cease upon the required adoption of SFAS No. 142 on January 1, 2002. Management is assessing the effects that Adoption of SFAS No. 142 will have on its financial position, liquidity, and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HISTORICAL OVERVIEW AND OUTLOOK

     IDEX sells a broad range of proprietary pump products, dispensing equipment and other engineered products to a diverse customer base in the U.S. and internationally. Accordingly, IDEX's businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where its products are sold and by the relationship of the U.S. dollar to other currencies. Among the factors that influence the demand for IDEX's products are interest rates, levels of capacity utilization and capital spending in certain industries, and overall industrial activity.

     IDEX has a history of above-average operating margins. The Company's operating margins are impacted by, among other things, utilization of facilities as sales volumes change and inclusion of newly acquired businesses, which may have lower margins and whose margins are normally further reduced by purchase accounting adjustments.

     For the three months ended September 30, 2001 compared with the corresponding period of the prior year, IDEX reported record orders and sales; however, recorded lower net income and earnings per share. New orders for the third quarter totaled $171 million, 4% above the comparable 2000 period but 10% below the average for the first two quarters of this year. Excluding the impact of foreign currency and the five acquisitions made since the beginning of 2000 (Ismatec -- April 2000, Trebor -- May 2000, Class 1 -- January 2001, Liquid Controls -- January 2001 and Versa-Matic -- June 2001), orders were 7% lower than the third quarter of 2000. The Company's order declines were associated with the continuing weaknesses in the North America and European manufacturing sectors and the aftermath of the September 11 terrorists attacks. At September 30, IDEX had an unfilled order backlog of slightly over one month's sales, consistent with recent periods.

     IDEX saw significant weakness in the July business conditions and then a slight improvement in August. This prompted the Company to issue a revised earnings outlook for the third and fourth quarters on September 10. Following the tragic events of September 11, IDEX experienced a further deterioration in business conditions. The Company's September incoming orders totaled $52 million, 12% below the July/ August average, and 18% below the monthly average for the first half of the year. While IDEX has seen lower business levels in virtually all end-markets, the most significant impact has been felt at the Company's dispensing equipment operations that serve the paints and coatings, automotive and general industrial markets. Here, sales were down 22% from both the second quarter of this year and the third quarter of last year. All three businesses in this group were affected. IDEX operates with a very small backlog of unfilled order, so reductions in order activity very quickly affect sales levels and profitability.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. As a direct result of the current depressed business environment, the Company's management has decided to take aggressive action to further downsize operations in the fourth quarter to be consistent with reduced business activity levels. This will result in a restructuring charge of approximately $5 million before income taxes, or 10 cents per diluted share, to be recorded in the fourth quarter. The restructuring, which will affect all three business groups, will result in a workforce reduction of approximately 250 employees, or 6%, of the total workforce. Management believes the restructuring is necessary to appropriately size the Company's business, lower costs and improve efficiencies. The annualized savings from these actions will exceed the charge recorded in the fourth quarter. Looking ahead to the fourth quarter, the Company's performance will depend on the pace of incoming business. It is exceedingly difficult for management to project what those orders will be given the current economic and political environment. IDEX operates with a very small backlog of unfilled orders, and it is not able to assess how long the softness in several of its end-markets is likely to last. The Company's performance will depend upon the strength of the U.S. and key international economies. The Company's management continues to believe IDEX is well positioned for a strong recovery once economic conditions improve. This is based on its reduced cost structures; the margin improvement initiatives of Six Sigma, global sourcing and eBusiness; and use of strong cash flow to cut debt and interest expense. In addition, IDEX continues to pursue acquisitions to drive the Company's longer-term profitable growth.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     The preceding paragraph and the "Liquidity and Capital Resources" sections of this management's discussion and analysis of IDEX operations contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements relate to, among other things, capital expenditures, cost reduction, cash flow and operating improvements, and are indicated by words such as "anticipate," "estimate," "expects," "plans," "projects," "should," "will," "management believes," "the Company intends" and similar words or phrases. Such statements are subject to inherent uncertainties and risks which could cause actual results to vary materially from suggested results, including but not limited to the following: economic and political consequences resulting from the September 11, 2001 terrorist actions; levels of industrial activity and economic conditions in the U.S. and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company's results, particularly in light of the low levels of order backlogs typically maintained by the Company; IDEX's ability to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of IDEX's capacity and the affect of capacity utilization on costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on page 11 and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of three reporting groups: Pump Products, Dispensing Equipment and Other Engineered Products.

PERFORMANCE IN THE THIRD QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD OF 2000

     IDEX achieved record orders and sales; however, reported lower net income and earnings per share for the third quarter of 2001 compared with last year. Incoming orders, $171.0 million, were 4% higher than 2000 as a result of recent acquisitions (Ismatec -- April 2000, Trebor -- May 2000, Class 1 -- January 2001, Liquid Controls -- January 2001 and Versa-Matic -- June 2001) contributing growth of 12%, partially offset by a 7% decrease in the base businesses and a 1% negative effect from foreign currency translation. Net sales in the third quarter increased 1% to $178.1 million from $176.2 million for the comparable 2000 period. Acquisitions accounted for a 13% improvement, but an 11% decline in base business activity and a negative 1% currency translation reduced the total increase. Net income was $8.2 million, 51% lower than the record $16.6 million earned in last year's third quarter. Diluted earnings per share, at 26 cents, also were down 52% from last year's record 54 cents.

     In the third quarter of 2001, the Pump Products Group contributed 59% of sales and 60% of operating income, the Dispensing Equipment Group accounted for 18% of sales and 15% of operating income, and the Engineered Products Group represented 23% of sales and 25% of operating income. International sales were 41% of total sales, down from 42% in the same quarter of 2000. In the third quarter of 2001, international sales were unchanged while domestic sales grew 2%.

     Pump Products Group sales of $105.8 million for the three months ended September 30, 2001 increased by $5.8 million, or 6%, from 2000 principally reflecting the Ismatec, Trebor, Liquid Controls and Versa-Matic acquisitions which added 16% to the third quarter sales. Base business sales volume was down 9% from last year and foreign currency had a 1% negative effect on the Group's sales compared to 2000. In the third quarter of 2001, international sales grew by 17% and domestic sales were essentially unchanged principally reflecting the recent acquisitions. As a result, sales to customers outside the U.S. increased to 37% of total group sales in 2001 from 33% in 2000. Excluding acquisitions and foreign currency, base international sales decreased 11%, and base U.S. sales volume decreased 8% with the lower sales principally caused by weak conditions in the European and North American manufacturing sectors.

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                  THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    2001        2000      2001(1)     2000(2)
                                                    ----        ----      -------     -------
Pump Products Group
  Net sales(3)................................    $105,803    $100,022    $325,978    $300,915
  Operating income before restructuring(4)....      13,500      18,783      46,446      57,048
  Operating margin............................        12.8%       18.8%       14.2%       19.0%
  Depreciation and amortization...............    $  6,455    $  4,959    $ 18,774    $ 14,981
  Capital expenditures........................       2,347       2,732       7,630       6,565
Dispensing Equipment Group
  Net sales(3)................................    $ 32,441    $ 41,713    $109,852    $128,805
  Operating income before restructuring(4)....       3,380       8,538      14,654      26,470
  Operating margin............................        10.4%       20.5%       13.3%       20.6%
  Depreciation and amortization...............    $  2,563    $  2,347    $  7,220    $  6,729
  Capital expenditures........................       1,230       1,413       3,933       3,896
Other Engineered Products Group
  Net sales(3)................................    $ 40,604    $ 35,202    $124,216    $110,583
  Operating income before restructuring(4)....       5,720       7,042      18,394      21,030
  Operating margin............................        14.1%       20.0%       14.8%       19.0%
  Depreciation and amortization...............    $  2,006    $  1,615    $  5,993    $  5,120
  Capital expenditures........................       1,559       1,181       4,478       3,337
Company
  Net sales...................................    $178,137    $176,218    $558,154    $538,138
  Before restructuring: operating income......      18,784      30,578      67,522      92,297
                        operating margin......        10.5%       17.4%       12.1%       17.2%
  After restructuring: operating income.......    $ 18,784    $ 30,578    $ 61,861    $ 92,297
                       operating margin.......        10.5%       17.4%       11.1%       17.2%
  Depreciation and amortization(5)............    $ 11,587    $  9,416    $ 33,677    $ 27,810
  Capital expenditures........................       5,181       5,258      16,291      13,825

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

(4) Group operating income excludes net unallocated corporate operating expenses and the restructuring charge in the nine months ended September 30, 2001. The restructuring charge of $5,661 was included with corporate and other and was not assigned to the individual group segments. Had the Company allocated the restructuring charge, the charge would have been assigned to the groups as follows: Pump Products ($4,623), Dispensing Equipment ($592), and Other Engineered Products ($446). Excluding the restructuring charge, IDEX's fully diluted earnings per share would have been $1.03 a share for the nine months ended September 30, 2001.

(5) Excludes amortization of debt issuance expenses.

     Dispensing Equipment Group sales of $32.4 million decreased $9.3 million, or 22%, in the third quarter of 2001 compared with last year's third quarter. Business volume was down 21% from 2000 and foreign currency translation had a 1% negative effect. In the third quarter of 2001, international sales decreased 23% from last year and domestic sales decreased by 21% due to lower business levels in virtually all end-markets. Sales to customers outside the U.S. were 56% of total group sales in 2001, unchanged from 2000.

     Other Engineered Products Group sales of $40.6 million increased by $5.4 million, or 15%, in the third quarter of 2001 compared with 2000 principally reflecting the Class 1 acquisition, which added 18% to the third quarter sales. Overall base business decreased by 1% and foreign currency translation had a 2% negative effect on this Group's sales volume. In the third quarter of 2001, domestic sales increased by 30%, while international sales decreased by 2%. Sales to customers outside the U.S. were 39% of total group sales in 2001, down from 46% in 2000, principally reflecting the change in sales mix due to the Class 1 acquisition. Excluding foreign currency and acquisitions, international base sales increased by 2% in 2001, while the base U.S. sales volume decreased 4% compared to last year with the decline in U.S. sales due to the weak conditions in most U.S. end-markets.

     Gross profit of $64.7 million in the third quarter of 2001 decreased by $5.5 million, or 8%, from 2000. Gross profit as a percent of sales was 36.3% in 2001 and decreased from 39.8% in 2000. The lower gross profit and gross margins reflected significantly reduced volumes at base businesses, production inefficiencies and under-absorption of manufacturing expenses related to lower volumes and planned inventory reductions, and the addition of recent acquisitions (whose margins are lower than those of base businesses). Selling, general and administrative expenses increased to $42.3 million in 2001 from $36.6 million in 2000, and as a percent of net sales, was 23.7%, up from 20.8% in 2000. These increases principally reflected significantly lower base sales volumes, acquisitions and incremental costs associated with implementing the Company's Six Sigma and eBusiness initiatives. Goodwill amortization increased by $0.6 million to $3.6 million in 2001 from $3.0 million in 2000 reflecting the recent acquisitions. As a percent of sales, goodwill amortization remained at about 2% for both years.

     Operating income decreased 39% to $18.8 million in 2001 from $30.6 million in 2000. Operating income as a percent of sales decreased to 10.5% in 2001 from 17.4% in 2000. The decrease in operating income and operating margins resulted from lower operating income and lower margins in all three business groups. The lower operating income and margins were attributable to significantly reduced volumes at base businesses, production inefficiencies and under-absorption of manufacturing expenses related to lower volumes and planned inventory reductions, the addition of recent acquisitions (whose margins are lower than those of base businesses), and the incremental costs of implementing the Company's Six Sigma and eBusiness initiatives. In the Pump Products Group, operating income of $13.5 million and operating margin of 12.8% in 2001 compared to the $18.8 million and 18.8% recorded in 2000. Operating income of $3.4 million and operating margin of 10.4% in the Dispensing Equipment Group decreased from the $8.5 million and 20.5% recorded in 2000. Operating income in the Other Engineered Products Group of $5.7 million and operating margin of 14.1% in 2001 compared to the operating income of $7.0 million and margins of 20.0% achieved in 2000.

     Other income of less than $0.1 million in the third quarter of 2001 was essentially unchanged from expense of $0.2 million recorded last year.

     Interest expense increased to $5.2 million in the third quarter of 2001 from $4.3 million in 2000. The increase in interest was principally due to the additional debt required for the acquisition of the Liquid Controls, Class 1 and Versa-Matic businesses, partially offset by lower interest rates.

     The provision for income taxes decreased to $5.4 million in 2001 from $9.6 million in 2000 reflecting lower income. The effective tax rate increased to 39.8% in 2001 from 36.6% in 2000 principally reflecting lower income and the increased relative impact of nondeductible goodwill expense.

     Net income of $8.2 million in 2001 was 51% lower than the record income of $16.6 million earned in last year's third quarter. Diluted earnings per share amounted to 26 cents in 2001, a decrease of 28 cents per share, or 52%, from last year's record 54 cents.

PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD OF 2000

     IDEX achieved record orders and sales; however reported lower net income and earnings per share for the first nine months of 2001 compared with last year. New orders in the first three quarters of 2001 totaled $552.1 million and were 3% above the prior year. Excluding the impact of foreign currency and the five acquisitions made since the beginning of last year, orders were 9% lower than in the first nine months of 2000. Sales in the first nine months increased 4% to $558.2 million from $538.1 million. Acquisitions accounted for a 13% improvement, which was partially offset by a 7% decline in base business sales and a 2% unfavorable currency translation. Net income was $28.4 million, 43% lower than the $49.9 million earned in the first nine months of 2000. Diluted earnings per share decreased 71 cents to 92 cents, down 44% compared with the same period a year ago. Excluding the one-time restructuring charge, net income was $31.9 million, 36% lower than the $49.9 million earned in last year's first nine months, and diluted earnings per share were $1.03, down 37% from $1.63 last year.

     For the first three quarters of 2001, the Pump Products Group contributed 58% of sales and operating income, the Dispensing Equipment Group accounted for 20% of sales and 19% of operating income, and the Other Engineered Products Group represented 22% of sales and 23% of operating income. In the first nine months of 2001, international sales were up 6% and domestic sales increased 2% compared with last year. As a result, international sales were 42% of total sales, up from 41% in the same period of 2000.

     Pump Products Group sales of $326.0 million increased by $25.1 million, or 8%, for the nine months ended September 30, 2001, compared with 2000, principally reflecting the Ismatec, Trebor, Liquid Controls and Versa-Matic acquisitions which added 16% to the first three quarters sales. Base business sales volume was down 7% from last year and foreign currency had a 1% negative effect on the Group's sales compared to 2000. In the first nine months of 2001, international sales grew by 21% and domestic sales increased by 2%, principally reflecting the recent acquisitions. As a result, sales to customers outside the U.S. increased to 36% of total group sales in 2001 from 33% in 2000, principally due to recent acquisitions. Excluding acquisitions and foreign currency, base international sales were down 6% from last year and base U.S. sales volume decreased 8% with the lower sales principally caused by continuing weaknesses in the European and North American manufacturing sectors.

     Dispensing Equipment Group sales of $109.9 million decreased $19.0 million, or 15%, in the first three quarters of 2001, compared with the same period of last year. Business volume was down 12% from 2000 and foreign currency translation had a 3% negative effect. Excluding foreign currency, international sales were down 3% in 2001 from last year and domestic sales decreased by 23% due to continuing weak conditions in the European and North American manufacturing sectors, which caused significant year-over-year volume declines at all three businesses in this group. Sales to customers outside the U.S. were 58% of total group sales in 2001, up from 54% in 2000, primarily reflecting a change in sales mix due to the sharper decline in U.S. sales in 2001.

     Other Engineered Products Group sales of $124.2 million increased by $13.6 million, or 12%, in the first nine months of 2001, compared with 2000 principally reflecting the Class 1 acquisition which added 18% to sales in 2001. Overall base business decreased by 4% and foreign currency translation had a 2% negative effect on this Group's sales volume. In the first nine months of 2001, domestic sales increased by 27% while international sales decreased by 4%. Sales to customers outside the U.S. were 40% of total group sales in 2001, down from 47% in 2000 principally reflecting the change in sales mix due to the Class 1 acquisition. Excluding foreign currency and acquisitions, base international sales in 2001 were essentially equal to last year, while the base U.S. sales volume decreased 7% compared to last year with the decline in U.S. sales due to the weak conditions in most U.S. end-markets.

     Gross profit of $204.1 million in the first nine months of 2001 decreased by $9.5 million, or 4%, from 2000. Gross profit as a percent of sales was 36.6% in 2001 and decreased from 39.7% in 2000. The lower gross profit and gross margins was attributable to significantly lower base business sales volumes, production inefficiencies and under absorption of manufacturing expenses related to lower volumes and planned inventory reductions and addition of lower-margin acquisitions. Selling, general and administrative expenses increased to $126.1 million in 2001 from $112.5 million in 2000, and as a percent of net sales, was 22.6%, up from 20.9% in

2000. These increases principally reflected significantly lower base business sales volumes, acquisitions and incremental up-front costs associated with implementing the Company's Six Sigma and eBusiness initiatives. Goodwill amortization increased by $1.7 million to $10.5 million in 2001 from $8.8 million in 2000 reflecting the recent acquisitions. As a percent of sales, goodwill amortization remained flat at about 2% for both years.

     Operating income decreased by $30.4 million, or 33%, to $61.9 million in 2001 from $92.3 million in 2000. Excluding the restructuring charge, operating income as a percent of sales decreased to 12.1% in 2001 from 17.2% in 2000. The decreases in operating income and operating margin reflected decreases at all three business groups and were attributable to significantly lower base business sales volumes, production inefficiencies and under absorption of manufacturing expenses related to lower volumes and planned inventory reductions, addition of lower-margin acquisitions and incremental costs associated with implementing the company's Six Sigma and eBusiness initiatives. In the Pump Products Group, operating income of $46.4 million and operating margin of 14.2% in 2001 compared to the $57.0 million and 19.0% recorded in 2000. Operating income of $14.7 million and operating margin of 13.3% in the Dispensing Equipment Group decreased from the $26.5 million and 20.6% recorded in 2000. Operating income in the Other Engineered Products Group of $18.4 million and operating margin of 14.8% in 2001 decreased from $21.0 million and 19.0% achieved in 2000. During the first quarter of 2001, IDEX recorded a one-time restructuring charge amounting to $5.7 million, or 11 cents per share, to properly size the Company's' operations to then current business conditions. The restructuring, affected all three business groups and reduced the workforce and lowered costs, improved efficiencies and addressed excess capacity that resulted from lower demand and more efficient processes at the Gast business unit.

     Other income increased $0.7 million to income of $0.4 million in the first nine months of 2001 from expense of $0.3 million last year reflecting higher income from fixed asset dispositions.

     Interest expense increased to $15.8 million in the first three quarters of 2001 from $12.5 million in 2000. The increase in interest was principally due to the additional debt required for the acquisition of the Ismatec, Trebor, Liquid Controls, Class 1 and Versa-Matic businesses.

     The provision for income taxes decreased to $18.1 million in 2001 from $29.6 million in 2000 reflecting lower income. The effective tax rate increased to 38.9% in 2001 from 37.2% in 2000 principally reflecting lower income and the increased relative impact of nondeductible goodwill expense.

     Net income of $28.4 million in 2001 was 43% lower than income of $49.9 million in 2000. Diluted earnings per share amounted to 92 cents in 2001, a decrease of 71 cents per share, or 44%, from the $1.63 achieved in 2000. Net income before the restructuring charge was $31.9 million, 36% lower than the $49.9 million earned in last year's first nine months, and diluted earnings per share were $1.03, down 37% from $1.63 last year.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, IDEX's working capital was $137.6 million and its current ratio was 2.4 to 1. The Company's cash flow from operations increased by $19.9 million to $83.0 million in 2001 principally reflected receivable and inventory reductions which were partially offset by lower income.

     Cash flow provided from operations was more than adequate to fund capital expenditures of $16.3 million and $13.8 million in 2001 and 2000, respectively. Capital expenditures were generally for machinery and equipment which improved productivity, although a portion was for business system technology and for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term.

     The Company completed the acquisitions of Liquid Controls, Class 1 and Versa-Matic during 2001 for a cash purchase price of $132.7 million. The acquisitions were accounted for using the purchase method and were financed under the Company's U.S. bank credit facilities. Interest is payable at rates averaging 5.1%.

     During June 2001, IDEX signed a new five-year Credit Agreement replacing the former Credit Facility which was to expire on July 1, 2001. At September 30, 2001, the maximum amount available under the Credit Agreement was $300 million, of which $152.2 million was borrowed including $78.0 million in western european currencies. The western european currency borrowings provide an economic hedge against the net investment in Fluid Management's Netherlands operation, FAST's Italian operation, Micropump's Switzerland operation, and Hale's Germany operation. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin and a utilization fee if the total borrowings exceed certain levels. At September 30, 2001, the applicable margin was 80 basis points plus a utilization fee of 12.5 basis points since the borrowings exceeded 33% of the total available. The Company pays an annual facility fee of 20 basis points on the total facility.

     IDEX believes it will generate sufficient cash flow from operations in 2001 to meet its operating requirements, interest and scheduled amortization payments under the U.S. Credit Agreement, interest and principal payments on the Senior Notes, any share repurchases, approximately $23 million of planned capital expenditures, and approximately $17 million of annual dividend payments to holders of common stock. From commencement of operations in January 1988 until September 30, 2001, IDEX has borrowed $806 million under its various credit agreements to complete 19 acquisitions. During this same period IDEX generated, principally from operations, cash flow of $667 million to reduce its indebtedness. In the event that suitable businesses are available for acquisition by IDEX upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term indebtedness.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and does not permit the pooling-of interests method for business combinations initiated after June 30, 2001. IDEX has historically accounted for all business combinations using the purchase method and will continue to use the purchase method for prospective business combinations consistent with SFAS No. 141. SFAS No. 142 establishes the accounting and reporting standards for intangible assets and goodwill. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and certain intangible assets will cease upon the required adoption of SFAS No. 142 on January 1, 2002. Management is assessing the effects that Adoption of SFAS No. 142 will have on its financial position, liquidity, or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $308.2 million of total debt of the Company outstanding at September 30, 2001. Approximately 51% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $780,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is either fixed rate debt or debt that has been essentially fixed through the use of interest rate swaps. The Company will from time to time enter into interest rate swaps on its debt when it believes there is a clear financial advantage for doing so. A formalized treasury risk management policy adopted by the Board of Directors exists that describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes, and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

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

       (b) Reports on Form 8-K:

           In a report dated September 10, 2001, IDEX Corporation announced that it expects earnings per diluted share for the third quarter of 2001 to be in the range of 25 to 30 cents. In the same period last year, IDEX earned 54 cents; in the second quarter of this year, the company earned 42 cents; and in the first quarter, earnings were 35 cents before restructuring charges. The decline in profits is primarily attributable to weaker-than-expected business conditions in the U.S. and some international markets.

           The Company's July 17, 2001 earnings guidance for the third quarter was based on the expectation that orders and sales levels would remain at the rate achieved in the first half of the year. Unfortunately, this has not occurred. Orders received in July were the lowest this year. While August orders increased somewhat, they still were below the first-half average. As a result, it is highly unlikely that the full third quarter will match the first or second quarter's orders and sales, let alone the performance seen at this time last year. These expected declines are primarily associated with the continuing weakness in North America and declines in European business activity. While IDEX has seen softness in virtually all end-markets, the most significant impact has been felt at the Company's pump and dispensing equipment business units that serve the paints and coatings, general industrial, automotive and chemical processing markets. These are the same problems that many of IDEX's peers and customers are facing. However, two positive points are worth noting. First, the Asian market remains strong and is growing, and second, the Company's management believes IDEX is maintaining its market shares.

           The Company's fourth quarter performance will depend on the pace of incoming business over the next few months. IDEX operates with a very small backlog of unfilled orders, and it is not able to assess how long the current softness in our markets will last.

           The Company's management believes IDEX is well positioned for a strong recovery once economic conditions improve. This is based on the Company's reduced cost structure; margin improvement initiatives of Six Sigma, global sourcing and eBusiness; and also the use of strong cash flow to cut debt and interest expense. In addition, IDEX continues to pursue acquisitions to drive the Company's longer-term profitable growth.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacity and on the date indicated.

                                          IDEX CORPORATION

                                                /s/ WAYNE P. SAYATOVIC
                                          --------------------------------------
                                          WAYNE P. SAYATOVIC
                                          Senior Vice President -- Finance and
                                          Chief Financial Officer
                                          (Duly Authorized and Principal
                                          Financial Officer)
November 9, 2001

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------
   3.1       Restated Certificate of Incorporation of IDEX Corporation
             (formerly HI, Inc.) (incorporated by reference to Exhibit
             No. 3.1 to the Registration Statement on Form S-1 of IDEX,
             et al., Registration No. 33-21205, as filed on April 21,
             1988)
   3.1(a)    Amendment to Restated Certificate of Incorporation of IDEX
             Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
             Form 10-Q for the quarter ended March 31, 1996, Commission
             File No. 1-10235)
   3.2       Amended and Restated By-Laws of IDEX Corporation
             (incorporated by reference to Exhibit No. 3.2 to
             Post-Effective Amendment No. 2 to the Registration Statement
             on Form S-1 of IDEX, et al., Registration No. 33-21205, as
             filed on July 17, 1989)
   3.2(a)    Amended and Restated Article III, Section 13 of the Amended
             and Restated By-Laws of IDEX Corporation (incorporated by
             reference to Exhibit No. 3.2(a) to Post-Effective Amendment
             No. 3 to the Registration Statement on Form S-1 of IDEX, et
             al., Registration No. 33-21205, as filed on February 12,
             1990)
   4.1       Restated Certificate of Incorporation and By-Laws of IDEX
             Corporation (filed as Exhibits No. 3.1 through 3.2 (a))
   4.2       Indenture, dated as of February 23, 1998, between IDEX
             Corporation, and Norwest Bank Minnesota, National
             Association, as Trustee, relating to the 6 7/8% Senior Notes of IDEX Corporation due February 15, 2008 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
             1-10235)
   4.3       Specimen Senior Note of IDEX Corporation (incorporated by
             reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
             1-10235)
   4.4       Specimen Certificate of Common Stock of IDEX Corporation
             (incorporated by reference to Exhibit No. 4.3 to the
             Registration Statement on Form S-2 of IDEX, et al.,
             Registration No. 33-42208, as filed on September 16, 1991)
   4.5       Credit Agreement, dated as of June 8, 2001, among IDEX
             Corporation, Bank of America, N.A. as Agent and Issuing
             Bank, and the Other Financial Institutions Party Hereto:
             Bank of America Securities LLC. (incorporated by reference to Exhibit 4.5 to the Quarterly Report of IDEX on Form 10-Q
             for the quarter ended June 30, 2001, Commission File No.
             1-10235)
**10.1       Executive Incentive Bonus Plan dated March 27, 2001
             (incorporated by reference to Exhibit 10.1 to the Quarterly
             Report of IDEX on Form 10-Q for the quarter ended March 31,
             2001, Commission File No. 1-10235)
**10.2       2001 Stock Plan for Officers dated March 27, 2001
             (incorporated by reference to Exhibit 10.2 to the Quarterly
             Report of IDEX on Form 10-Q for the quarter ended March 31,
             2001, Commission File No. 1-10235)

---------------
**  Management contract or compensatory plan or agreement.