Form 10-K405
period 2001-12-31
IDEX CORP /DE/
filed 2002-03-04
CIK 832101

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

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM
         ------------------------------- TO
         -------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of IDEX Corporation as of December 31, 2001 was $731,491,356.

     The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of January 31, 2002 was 30,748,819 (net of treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2001 Annual Report to Shareholders of IDEX Corporation (the "2001 Annual Report") are incorporated by reference into Parts I and II of this Form 10-K and portions of the definitive Proxy Statement of IDEX Corporation (the "2002 Proxy Statement") with respect to the 2002 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

PUMP PRODUCTS GROUP

     The Pump Products Group designs, produces and distributes a wide variety of industrial pumps, compressors, flow meters and related controls for the movement of liquids, air and gases. The devices and equipment produced by this Group are used by a large and diverse set of industries, including chemical processing, machinery, water treatment, medical equipment, Liquid Petroleum distribution, oil and refining, and food and drug processing. In 2001, the six business units that comprised this group were Gast Manufacturing, Liquid Controls, Micropump, Pulsafeeder, Viking Pump, and Warren Rupp. The group accounted for 59% of sales and 61% of operating income in 2001, with 37% of sales shipped to customers outside the U.S.

     Gast Manufacturing. Gast Manufacturing (Gast), acquired in 1998, is a leading manufacturer of air-moving products with an estimated one-third U.S. market share in air motors, low- and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast's products are used in applications requiring a quiet, clean source of moderate vacuum or pressure. Gast's primary markets served are medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts and industrial manufacturing. Gast is based in Benton Harbor, Michigan, with an additional operation in England. Approximately 20% of Gast's 2001 sales were to customers outside the U.S.

     Liquid Controls. Liquid Controls, acquired in January 2001, is a leading manufacturer of positive displacement flow meters and electronic registration and control products with an estimated one-third market share in its U.S. markets. Applications for its products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and Liquid Petroleum gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Liquid Controls is headquartered in Lake Bluff, Illinois, with additional operations in Italy and India. During 2001, the Company decided to operate its previously acquired Corken business unit as part of Liquid Controls. Corken, based in Oklahoma City, Oklahoma and acquired by IDEX in 1991, is a leading producer of positive displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Approximately 50% of Liquid Controls' sales were to customers outside the U.S.

     Micropump. Micropump, acquired in 1995, is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps with an approximate 40% U.S. market share. Micropump's products are used in low-flow abrasive and corrosive applications. Micropump serves markets including printing machinery, medical equipment, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp and paper, water treatment and textiles. Micropump has its headquarters facility in Vancouver, Washington, and also has operations in England. In April 2000, IDEX acquired Ismatec SA. Ismatec is a leading manufacturer of peristaltic metering pumps, analytic process controllers, and sample preparation systems. Headquartered near Zurich, Switzerland, the business operates as part of Micropump and provides Micropump with entry into scientific R&D markets including pharmaceutical, medical, biotech and institutional laboratory. In May 2000, IDEX acquired Trebor International, which also now operates as part of Micropump. Trebor is headquartered in Salt Lake City, Utah, and is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Its products are used to make semiconductors, disk drives and flat panel displays. Approximately 65% of Micropump's 2001 sales were to customers outside the U.S.

     Pulsafeeder. Pulsafeeder, acquired in 1992, is a leading manufacturer of metering pumps, special purpose rotary pumps, peristaltic pumps, electronic controls and dispensing equipment with an estimated one-third U.S. market share. Pulsafeeder's products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition. Pulsafeeder's markets include water and wastewater treatment, power generation, pulp and paper, chemical and hydrocarbon processing and swimming pools. This business is headquartered in Rochester, New York, with additional operations in Punta Gorda, Florida. Knight Equipment International was acquired in 1997 and is operated as part of the Pulsafeeder business unit. Knight, headquartered in Lake Forest, California, also has additional operations in The Netherlands. Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. In 2001, approximately 30% of Pulsafeeder's sales were to customers outside the U.S.

     Viking Pump. Viking Pump is one of the world's largest internal gear pump producers. In the U.S., it has an estimated 40% of the rotary gear pump market. Viking also produces lobe and metering pumps, strainers and reducers, and related controls. These products are used for transferring and metering thin and viscous liquids. Markets served by Viking include chemical, petroleum, pulp and paper, plastics, paints, inks, tanker trucks, compressor, construction, food, beverage, personal care, pharmaceutical and biotech. Viking operates two foundries that supply a majority of Viking's castings requirements and also sells a variety of castings to outside customers. Viking is based in Cedar Falls, Iowa, with additional operations in Canada, England and Ireland. Approximately 30% of Viking's 2001 sales were to customers outside the U.S.

     Warren Rupp. Warren Rupp is a leading producer of double-diaphragm pumps, both air-operated and motor-driven, and accessories with an estimated 30% U.S. market share. Warren Rupp's products are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. This business serves markets including chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance. Warren Rupp is based in Mansfield, Ohio, with additional operations in England. Blagdon Pump, located in England, was acquired in 1997 and is also operated as part of the Warren Rupp business unit. Versa-Matic Tool, Inc. (Versa-Matic) was acquired in June, 2001 and is operated as part of Warren Rupp. Headquartered in Export, Pennsylvania, Versa-Matic is a leading manufacturer and distributor of air-operated double-diaphragm pumps and pump replacement parts. Approximately 50% of Warren Rupp's sales were to customers located outside the U.S.

DISPENSING EQUIPMENT GROUP

     The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes; refinishing equipment; and centralized lubrication systems. This proprietary equipment is used in a variety of retail and commercial industries around the world. These units provide equipment, systems, and service for applications such as tinting paints and coatings; providing industrial and automotive refinishing equipment; and the precise lubrication of machinery and transportation equipment. In 2001, the three business units that comprised this group were FAST, Fluid Management, and Lubriquip. The group accounted for 19% of sales and 14% of operating income in 2001, with 57% of sales shipped to customers outside the U.S.

     FAST. The Company acquired FAST S.p.A. (FAST) in June, 1999. FAST is a leading European manufacturer of precision-designed tinting, mixing, dispensing and measuring equipment for refinishing, architectural and industrial paints, inks, dyes, pastes and other liquids. Management estimates that FAST has a 20% European share of the architectural and refinishing equipment markets. FAST's products are used for the precise and reliable reproduction of colors based on paint producers' formulas. Through architectural, refinishing and industrial paint producers, precision equipment is supplied to retail and commercial stores, home centers, and automotive body shops. Approximately 95% of FAST's sales in 2001 were to customers outside the U.S. FAST is based in Milan, Italy.

     Fluid Management. Fluid Management, acquired in 1996, is the market leader in automatic and manually operated dispensing, metering and mixing equipment for the paints and coatings market with an estimated 50% worldwide market share. Fluid Management's products are used for the precise blending of base paints, tints and colorants, and inks and dyes. Fluid Management's markets include retail and commercial paint stores, hardware stores, home centers, department stores, printers, and paint and ink manufacturers. Fluid Management is based in Wheeling, Illinois. Additional operations are located in The Netherlands and Australia. Approximately 55% of Fluid Management's 2001 sales were to customers outside the U.S.

     Lubriquip. Lubriquip is a market leader in centralized oil and grease lubrication systems, force-feed lubricators, metering devices, related electronic controls and accessories with an estimated 25% share of the U.S. market for centralized oil lubrication systems. Lubriquip's products are used to prolong equipment life, reduce maintenance costs and increase productivity. Lubriquip serves markets including machine tools, transfer machines, conveyors, packaging equipment, transportation equipment, construction machinery, food processing and paper machinery. Lubriquip is headquartered in Warrensville Heights, Ohio, with an additional operation in Madison, Wisconsin. Approximately 20% of Lubriquip's sales in 2001 were to customers outside the U.S.

OTHER ENGINEERED PRODUCTS GROUP

     The Other Engineered Products Group manufactures engineered banding and clamping devices, fire fighting pumps, rescue tools, and other components and systems for the fire and rescue industry. The high-quality stainless steel bands, buckles and preformed clamps and related installation tools are used in a wide variety of "hold-together" industrial and commercial applications. The group also includes the world's leading manufacturer of truck-mounted fire pumps, rescue tool systems, and control devices and systems used by public and private fire and rescue organizations. In 2001, the two units that comprised this group were Band-It and Hale Products. The group accounted for 22% of sales and 25% of operating income in 2001, with 41% of sales shipped to customers outside the U.S.

     Band-It. Band-It is a leading producer of high-quality stainless steel bands, buckles and clamping systems with an estimated 45% worldwide market share. Band-It's products are used for securing hose fittings, signs, signals, pipes, poles, electrical shielding and bundling and numerous other industrial and commercial applications. Signfix was acquired in 1993 and is being operated as part of the Band-It business unit. Band-It's markets include transportation equipment, oil and gas, industrial maintenance, electronics, electrical, communications, aerospace, traffic and commercial signs. Band-It is based in Denver, Colorado, with three additional operations in England and one in Singapore. In 2001, approximately 60% of Band-It's sales were to customers outside the U.S.

     Hale Products. Hale Products (Hale), acquired in 1994, is a leading manufacturer of truck-mounted fire pumps and rescue systems with an estimated 50% worldwide market share. Hale's products include the Hurst Jaws of Life(R) and Lukas(R) rescue tool systems. Hale's pumps are used to pump water or foam to extinguish fires; its rescue equipment is used to extricate accident victims; and its forced entry equipment is used for law enforcement, disaster recovery, and recycling. Hale's markets include public and private fire and rescue organizations. Lukas was acquired in 1995 and is operated as part of the Hale business unit. Hale is headquartered in Conshohocken, Pennsylvania, with additional operations in Shelby, North Carolina, St Joseph, Tennessee, England and Germany. In January 2001, IDEX acquired Class 1, headquartered in Ocala, Florida, which now is also operated as part of Hale. Class 1 is a leading supplier of components and systems to the fire and rescue vehicle market. Its primary products include electronic information controls, engine information systems, electronic multiplexing units, electrical monitoring equipment and systems and fire truck mechanical components. Approximately 35% of Hale's 2001 sales were to customers outside the U.S.

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

     The principal competitors of the Dispensing Equipment Group are Corob (with respect to dispensing and mixing equipment for the paint industry) and Lincoln Industrial (with respect to centralized lubrication systems).

     The Other Engineered Products Group's principal competitors are A.J. Gerrard & Company, a division of Illinois Tool Works Inc. (with respect to stainless steel bands, buckles and tools) and Waterous Company, a division of American Cast Iron Pipe Company (with respect to truck-mounted fire-fighting pumps).

EMPLOYEES

     At December 31, 2001, IDEX had approximately 3,900 employees. Approximately 15% were represented by labor union with various contracts expiring though January 2005. Management believes that the Company's relationship with its employees is good. The Company has historically been able to satisfactorily renegotiate its collective bargaining agreements, with its last work stoppage in March 1993.

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

SEGMENT INFORMATION

     For segment financial information for the years 2001, 2000, and 1999, see the table titled "Company and Business Group Financial Information" presented on page 18 under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the "Notes to Consolidated Financial Statements" on pages 30 and 31 of the 2001 Annual Report, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past 5 years.

                                                   YEARS OF
NAME                                        AGE   SERVICE(1)                   POSITION
----                                        ---   ----------                   --------
Dennis K. Williams........................  55         2       Chairman of the Board, President and
                                                               Chief Executive Officer
Wayne P. Sayatovic........................  55        29       Senior Vice President-Finance and Chief
                                                                 Financial Officer
Jerry N. Derck............................  54         9       Vice President-Human Resources
Clinton L. Kooman.........................  58        37       Vice President-Controller
Douglas C. Lennox.........................  49        22       Vice President-Treasurer
John L. McMurray..........................  51         9       Vice President-Operational Excellence
Dennis L. Metcalf.........................  54        28       Vice President-Corporate Development
Frank J. Notaro...........................  38         4       Vice President-General Counsel and
                                                               Secretary
Rodney L. Usher...........................  56        21       Vice President-Group Executive
David T. Windmuller.......................  44        21       Vice President-Group Executive

---------------

(1) The years of service for executive officers include the period prior to acquisition by IDEX or with IDEX's predecessor company.

     Mr. Williams was appointed Chairman of the Board, President and Chief Executive Officer by the Board of Directors, effective May 1, 2000. Prior to joining IDEX, Mr. Williams was a senior executive of the General Electric Company, most recently serving as President and Chief Executive Officer of GE Power Systems Industrial Products, a global business with $4 billion in sales, based in Florence, Italy. Prior to heading GE Power Systems Industrial Products, he was President and Chief Executive Officer of GE's Nuovo Pignone business, one of the world's leading manufacturers of gas turbines and high-pressure industrial compressors.

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

     Mr. Notaro has served as Vice President-General Counsel and Secretary since March 1998. Previously, Mr. Notaro was a partner of Hodgson Russ LLP.

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

ITEM 2. PROPERTIES.

     The Company's principal plants and offices have an aggregate floor space area of approximately 2.9 million square feet, of which 2.0 million square feet (69%) are located in the U.S. and approximately 0.9 million square feet (31%) are located outside the U.S., primarily in the U.K. (9%), Italy (10%), Germany (6%) and The Netherlands (4%). These facilities are considered to be suitable and adequate for their operations. Management believes that utilization of manufacturing capacity ranges from 40% to 70% in each facility. The Company's executive office occupies approximately 18,000 square feet of leased space in Northbrook, Illinois.

     Approximately 2.1 million square feet (72%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.5 million square feet (54%) of the principal plant and office floor area is held by business units in the Pump Products Group; 0.7 million square feet (23%) is held by business units in the Dispensing Equipment Group; and 0.7 million square feet (23%) is held by business units in the Other Engineered Products Group.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and the Company's subsidiaries (Subsidiaries) are party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's business or financial condition.

     The Subsidiaries are subject to extensive federal, state, and local laws, rules and regulations pertaining to environmental, waste management, and health and safety matters. Permits are or may be required for some of the Subsidiaries' facilities and waste-handling activities and these permits are subject to revocation, modification and renewal. In addition, risks of substantial costs and liabilities are inherent in the Subsidiaries' operations and facilities, as they are with other companies engaged in similar industries, and there can be no assurance that such costs and liabilities will not be incurred. The Company is not aware of any environmental, health or safety matter which could, individually or in the aggregate, cause a material adverse effect on the financial position, results of operations, or cash flows of the Company or any of its Subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     Information regarding the prices of, and dividends on, the Common Stock, and certain related matters, is incorporated herein by reference to "Shareholder Information" on page 37 and to the "Statements of Consolidated Shareholders' Equity" on page 24 of the 2001 Annual Report.

     The principal market for the Common Stock is the New York Stock Exchange, but the Common Stock is also listed on the Chicago Stock Exchange. As of January 31, 2002, the Common Stock was held by approximately 5,500 shareholders and there were 30,748,819 shares of Common Stock outstanding, net of treasury shares.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under "Historical Data" on page 14 of the 2001 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 to 21 of the 2001 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" on page 21 of the 2001 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of IDEX, including Notes thereto, together with the independent auditors' report thereon of Deloitte & Touche LLP on pages 22 to 34 of the 2001 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding the directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the 2002 Proxy Statement.

     Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this report under the caption "Executive Officers of the Registrant" on page 5.

     Certain information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the information set forth under "Compliance with Section 16(a) of the Exchange Act" in the 2002 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding executive compensation is incorporated herein by reference to the materials under the caption "Compensation of Executive Officers" in the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption "Security Ownership" in the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption "Certain Interests" in the 2002 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. Financial Statements

     The following financial statements are incorporated herein by reference to the 2001 Annual Report.

                                                             2001 ANNUAL
                                                             REPORT PAGE
                                                             -----------
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................       22
Statements of Consolidated Operations for the Years Ended
  December 31, 2001, 2000 and 1999..........................       23
Statements of Consolidated Shareholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999..............       24
Statements of Consolidated Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................       25
Notes to Consolidated Financial Statements..................    26-33
Independent Auditors' Report................................       34

                                                                2001 FORM
                                                                10-K PAGE
              2. Financial Statement Schedule                   ---------
        (a) Independent Auditors' Report....................       10
        (b) Schedule II -- Valuation and Qualifying
      Accounts..............................................       10
           All other schedules are omitted because they are
           not applicable, not required, or because the
           required information is included in the
           Consolidated Financial Statements of IDEX or the
           Notes thereto.

     3. Exhibits

        The exhibits filed with this report are listed on the "Exhibit Index."

(B) Report on Form 8-K

     None filed in the fourth quarter 2001.

                          INDEPENDENT AUDITORS' REPORT

IDEX Corporation:

     We have audited the consolidated financial statements of IDEX Corporation and its subsidiaries as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, and have issued our report thereon; dated January 15, 2002: such financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of IDEX Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 4, 2002

                       IDEX CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                  BALANCE       CHARGED TO                              BALANCE
                                                BEGINNING OF    COSTS AND                               END OF
                DESCRIPTION                         YEAR         EXPENSES     DEDUCTIONS    OTHER(3)     YEAR
                -----------                     ------------    ----------    ----------    --------    -------
Allowance for Doubtful Accounts
--------------------------------------------
Year Ended December 31, 2001:
  Deducted from Assets to Which They Apply:
     Allowance for Doubtful Accounts........       $3,342        $ 3,737(1)     $4,176(2)     $472      $3,375
Year Ended December 31, 2000:
  Deducted from Assets to Which They Apply:
     Allowance for Doubtful Accounts........        3,135          1,585(1)      1,563(2)      185       3,342
Year Ended December 31, 1999:
  Deducted from Assets to Which They Apply:
     Allowance for Doubtful Accounts........        2,484          1,392(1)      1,051(2)      310       3,135
Accrued Restructuring Expense
--------------------------------------------
Year ended December 31, 2001:
  Deducted from Liabilities to which They
     Apply:
     Accrued Restructuring Expense..........       $   --        $11,226        $5,747(4)     $ --      $5,479
Year ended December 31, 2000:
  Deducted from Liabilities to which They
     Apply:
     Accrued Restructuring Expense..........           --             --            --          --          --
Year ended December 31, 1999:
  Deducted from Liabilities to which They
     Apply:
     Accrued Restructuring Expense..........           --             --            --          --          --

---------------
(1) Includes provision for doubtful accounts and sales discounts granted to customers of $2.9 million, $1.1 million and $0.8 million in 2001, 2000 and 1999, respectively.

(2) Represents uncollectible accounts, net of recoveries and sales discounts taken by customers of $2.8 million, $1.1 million and $0.7 million in 2001, 2000 and 1999, respectively.

(3) Represents acquisition, translation and reclassification adjustments.

(4) Represents expenditures on liabilities established on restructuring liabilities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March, 2002.

                                          IDEX CORPORATION

                                          By     /s/ WAYNE P. SAYATOVIC
                                            ------------------------------------
                                                     Wayne P. Sayatovic
                                              Senior Vice President -- Finance
                                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              SIGNATURE                                      TITLE                             DATE
              ---------                                      -----                             ----



       /s/ DENNIS K. WILLIAMS            Chairman of the Board, President, Chief
------------------------------------     Executive Officer (Principal Executive
         Dennis K. Williams              Officer) and Director                             March 4, 2002




       /s/ WAYNE P. SAYATOVIC            Senior Vice President -- Finance and Chief
------------------------------------     Financial Officer (Principal Financial and
         Wayne P. Sayatovic              Accounting Officer)                               March 4, 2002




         /s/ BRADLEY J. BELL             Director
------------------------------------
           Bradley J. Bell                                                                 March 4, 2002




        /s/ RICHARD E. HEATH             Director
------------------------------------
          Richard E. Heath                                                                 March 4, 2002




        /s/ GREGORY B. KENNY             Director
------------------------------------
          Gregory B. Kenny                                                                 March 4, 2002




         /s/ HENRY R. KRAVIS             Director
------------------------------------
           Henry R. Kravis                                                                 March 4, 2002




        /s/ WILLIAM H. LUERS             Director
------------------------------------
          William H. Luers                                                                 March 4, 2002




         /s/ PAUL E. RAETHER             Director
------------------------------------
           Paul E. Raether                                                                 March 4, 2002




        /s/ GEORGE R. ROBERTS            Director
------------------------------------
          George R. Roberts                                                                March 4, 2002




        /s/ NEIL A. SPRINGER             Director
------------------------------------
          Neil A. Springer                                                                 March 4, 2002




        /s/ MICHAEL T. TOKARZ            Director
------------------------------------
          Michael T. Tokarz                                                                March 4, 2002

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
   3.1        Restated Certificate of Incorporation of IDEX Corporation
              (formerly HI, Inc.) (incorporated by reference to Exhibit
              No. 3.1 to the Registration Statement on Form S-1 of IDEX,
              et al., Registration No. 33-21205, as filed on April 21,
              1988)
   3.1(a)     Amendment to Restated Certificate of Incorporation of IDEX
              Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
              Form 10-Q for the quarter ended March 31, 1996, Commission
              File No. 1-10235)
   3.2        Amended and Restated By-Laws of IDEX Corporation
              (incorporated by reference to Exhibit No. 3.2 to
              Post-Effective Amendment No. 2 to the Registration Statement
              on Form S-1 of IDEX, et al., Registration No. 33-21205, as
              filed on July 17, 1989)
   3.2(a)     Amended and Restated Article III, Section 13 of the Amended
              and Restated By-Laws of IDEX Corporation (incorporated by
              reference to Exhibit No. 3.2(a) to Post-Effective Amendment
              No. 3 to the Registration Statement on Form S-1 of IDEX, et
              al., Registration No. 33-21205, as filed on February 12,
              1990)
   4.1        Restated Certificate of Incorporation and By-Laws of IDEX
              Corporation (filed as Exhibits No. 3.1 through 3.2(a))
   4.2        Indenture, dated as of February 23, 1998, between IDEX
              Corporation, and Norwest Bank Minnesota, National
              Association, as Trustee, relating to the 6 7/8% of Senior
              Notes of IDEX due February 15, 2008 (incorporated by
              reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
              1-10235)
   4.3        Specimen Senior Note of IDEX Corporation (incorporated by
              reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
              1-10235)
   4.4        Specimen Certificate of Common Stock of IDEX Corporation
              (incorporated by reference to Exhibit No. 4.3 to the
              Registration Statement on Form S-2 of IDEX, et al.,
              Registration No. 33-42208, as filed on September 16, 1991)
   4.5        Credit Agreement, dated as of June 8, 2001, among IDEX
              Corporation, Bank of America N.A. as Agent and Issuing Bank,
              and the Other Financial Institutions Party Herto: Bank of
              America Securities LLC. (incorporated by reference to
              Exhibit No. 4.5 to the Quarterly Report of IDEX on Form 10-Q
              for the quarter ended June 30, 2001, Commission File No.
              1-10235)
  *4.6        Credit Lyonnais Uncommitted Line of Credit, dated as of
              December 3, 2001
  *4.7        Receivables Purchase Agreement dated as of December 20, 2001 among IDEX Receivables Corporation, as Seller, IDEX
              Corporation, as Servicer, Falcon Asset Securitization
              Corporation, the Several Financial Institutions from Time to
              Time Party Hereto, and Bank One, NA (Main Office Chicago),
              as Agent
  10.1**      Employment Agreement between IDEX Corporation and Dennis K.
              Williams, dated April 14, 2000 (incorporated by reference to
              Exhibit No. 10.6 to the Quarterly Report of IDEX on Form
              10-Q for the quarter ended June 30, 2000, Commission File
              No. 1-10235)
  10.2**      Amended and Restated Employment Agreement between IDEX
              Corporation and Wayne P. Sayatovic, dated March 31, 2000
              (incorporated by reference to Exhibit No. 10.2 to the
              Quarterly Report of IDEX on Form 10-Q for the quarter ended
              March 31, 2000, Commission File No. 1-10235)

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
  10.2(a)**   Letter Agreement between IDEX Corporation and Wayne P.
              Sayatovic, dated December 3, 1999 (incorporated by reference to Exhibit No. 10.2(c) to the Annual Report of IDEX on Form
              10-K for the year ended December 31, 1999, Commission File
              No, 1-10235)
  10.2(b)**   First Amendment to the Letter Agreement between IDEX
              Corporation and Wayne P. Sayatovic, dated March 15, 2000
              (incorporated by reference to Exhibit No. 10.3 to the
              Quarterly Report of IDEX on Form 10-Q for the quarter ended
              March 31, 2000, Commission File No. 1-10235)
  10.2(c)**   Letter Agreement between IDEX Corporation and Wayne P.
              Sayatovic dated April 24, 2000 (incorporated by reference to
              Exhibit No. 10.7 to the Quarterly Report of IDEX on Form
              10-Q for the quarter ended June 30, 2000, Commission File
              No. 1-10235)
  10.3**      Amended and Restated Employment Agreement between IDEX
              Corporation and Frank J. Hansen, dated December 23, 1998
              (incorporated by reference to Exhibit No. 10.3(c) to the
              Annual Report of IDEX on Form 10-K for the year ended
              December 31, 1998, Commission File No. 1-10235)
 *10.4**      Revised and Restated Management Incentive Compensation Plan
              for Key Employees Effective January 1, 2002
  10.5**      Form of Indemnification Agreement of IDEX Corporation
              (incorporated by reference to Exhibit No. 10.23 to the
              Registration Statement on Form S-1 of IDEX, et al.,
              Registration No. 33-28317, as filed on April 26, 1989)
  10.6**      Form of Shareholder Purchase and Sale Agreement of IDEX
              Corporation (incorporated by reference to Exhibit No. 10.24 to Amendment No. 1 to the Registration Statement on Form S-1
              of IDEX, et al., Registration No. 33-28317, as filed on June
              1, 1989)
  10.7**      IDEX Corporation Amended and Restated Stock Option Plan for
              Outside Directors adopted by resolution of the Board of
              Directors dated as of January 25, 2000 (incorporated by
              reference to Exhibit No. 10.1 of the Quarterly Report of
              IDEX on Form 10-Q for the quarter ended March 31, 2000,
              Commission File No. 10-10235)
  10.8        Registration Rights Agreement, dated January 22, 1988, among
              IDEX, KKR Associates and IDEX Associates, relating to the
              Common Stock (Incorporated by reference to Exhibit No. 10.8 to the Registration Statement on Form S-1 of IDEX
              Corporation, et al., Registration No. 33-21205, as filed on
              April 21, 1988)
  10.9**      Non-Qualified Stock Option Plan for Non-Officer Key
              Employees of IDEX Corporation (incorporated by reference to
              Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K
              for the year ended December 31, 1992, Commission File No.
              1-102351)
  10.9(a)**   1996 Stock Plan for Non-Officer Key Employees of IDEX
              Corporation (incorporated by reference to Exhibit No. 4.5 to the Registration Statement on Form S-8 of IDEX, et al.,
              Registration No. 333-18643, as filed on December 23, 1996)
 *10.9(b)**   First Amended and Restated 1996 Stock Option Plan for
              Non-Officer Key Employees of IDEX Corporation dated March
              27, 2001
  10.10**     Non-Qualified Stock Option Plan for Officers of IDEX
              Corporation (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended
              December 31, 1992, Commission File No. 1-102351)

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
  10.11**     First Amended and Restated 1996 Stock Plan for Officers of
              IDEX Corporation (incorporated by reference to Exhibit No.
              10.1 to the Quarterly Report of IDEX on Form 10-Q for the
              quarter ended March 31, 1998, Commission File No. 1-102351)
  10.12**     2001 Stock Plan for Officers dated March 27, 2001
              (incorporated by reference to Exhibit No. 10.2 to the
              Quarterly Report of IDEX on Form 10-Q for the quarter ended
              March 31, 2001, Commission File No. 1-10235)
  10.13**     Executive Incentive Bonus Plan dated March 27, 2001
              (incorporated by reference to Exhibit No. 10.1 to the
              Quarterly Report of IDEX on Form 10-Q for the quarter ended
              March 31, 2001, Commission File No. 1-10235)
  10.14**     IDEX Corporation Supplemental Executive Retirement Plan
              (incorporated by reference to Exhibit No. 10.17 to the
              Annual Report of IDEX on Form 10-K for the year ended
              December 31, 1992, Commission File No. 1-102351)
  10.15**     Second Amended and Restated IDEX Corporation Directors
              Deferred Compensation Plan (incorporated by reference to
              Exhibit No. 10.14(b) to the Annual Report of IDEX on Form
              10-K for the year ended December 31, 1997, Commission File
              No. 1-10235)
  10.16**     IDEX Corporation 1996 Deferred Compensation Plan for
              Officers (incorporated by reference to Exhibit No. 4.8 to
              the Registration Statement on Form S-8 of IDEX, et al.,
              Registration No. 333-18643, as filed on December 23, 1996)
  10.17**     IDEX Corporation 1996 Deferred Compensation Plan for
              Non-Officer Presidents (incorporated by reference to Exhibit
              No. 4.7 to the Registration Statement on Form S-8 of IDEX,
              et al., Registrant No. 333-18643, as filed on December 23,
              1996)
  10.18**     Letter Agreement between IDEX Corporation and David T.
              Windmuller, dated December 3, 1999 (incorporated by
              reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1999,
              Commission File No. 1-10235)
 10.18(a)**   Letter Agreement between IDEX Corporation and David T.
              Windmuller, dated April 24, 2000 (incorporated by reference to Exhibit No. 10.9 to the Quarterly Report of IDEX on Form
              10-Q for the quarter ended June 30, 2000, Commission File
              No. 1-10235)
  10.19**     Letter Agreement between IDEX Corporation and James R.
              Fluharty, dated December 3, 1999 (incorporated by reference to Exhibit No. 10.18 to the Annual Report of IDEX on Form
              10-K for the year ended December 31, 1999, Commission File
              No. 1-10235)
 10.19(a)**   First Amendment to the Letter Agreement between IDEX
              Corporation and James R. Fluharty, dated March 15, 2000
              (incorporated by reference to Exhibit No. 10.4 to the
              Quarterly Report of IDEX on Form 10-Q for the quarter ended
              March 31, 2000, Commission File No. 1-10235)
 10.19(b)**   Letter Agreement between IDEX Corporation and James R.
              Fluharty, dated April 24, 2000 (incorporated by reference to
              Exhibit No. 10.8 to the Quarterly Report of IDEX on Form
              10-Q for the quarter ended June 30, 2000, Commission File
              No. 1-10235)
  10.20**     Letter Agreement between IDEX Corporation and John L.
              McMurray, dated December 3, 1999 (incorporated by reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form
              10-K for the year ended December 31, 2001, Commission File
              No. 1-10235)

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
 10.20(a)**   Letter Agreement between IDEX Corporation and John L.
              McMurray, dated April 24, 2000 (incorporated by reference to
              Exhibit No. 10.17(a) to the Annual Report of IDEX on Form
              10-K for the year ended December 31, 2001, Commission File
              No. 1-10235)
  10.21**     Letter Agreement between IDEX Corporation and Rodney L.
              Usher, dated December 3, 1999 (incorporated by reference to
              Exhibit No. 10.19 to the Annual Report of IDEX on Form 10-K
              for the year ended December 31, 1999, Commission File No.
              1-10235)
 10.21(a)**   First Amendment to the Letter Agreement between IDEX
              Corporation and Rodney L. Usher, dated March 15, 2000
              (incorporated by reference to Exhibit No. 10.5 to the
              Quarterly Report of IDEX on Form 10-Q for the quarter ended
              March 31, 2000, Commission File No. 1-10235)
 10.21(b)**   Letter Agreement between IDEX Corporation and Rodney L.
              Usher, dated April 24, 2000 (incorporated by reference to
              Exhibit No. 10.10 to the Quarterly Report of IDEX on Form
              10-Q for the quarter ended June 30, 2000, Commission File
              No. 1-10235)
 *13          2001 Annual Report to Shareholders of IDEX
 *21          Subsidiaries of IDEX
 *23          Consent of Deloitte & Touche LLP

---------------

 * Filed herewith

** Management contract or compensatory plan or agreement.