Form 10-Q
period 2002-03-31
IDEX CORP /DE/
filed 2002-05-07
CIK 832101

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

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-10235

                                IDEX CORPORATION
             Exact Name of Registrant as Specified in its Charter)

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

                            Yes [X]          No [ ]

     Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of April 30, 2002 was 30,916,184 (net of treasury shares).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,        DECEMBER 31,
                                                                  2002              2001
                                                               ---------        ------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................    $  6,721          $  4,972
  Receivables -- net........................................      97,598            93,053
  Inventories...............................................     101,120           104,111
  Other current assets......................................      18,500            12,767
                                                                --------          --------
       Total current assets.................................     223,939           214,903
Property, plant and equipment -- net........................     136,894           144,146
Goodwill -- net.............................................     453,343           454,560
Intangible assets -- net....................................      12,449            12,776
Other noncurrent assets.....................................      12,316            12,419
                                                                --------          --------
       Total assets.........................................    $838,941          $838,804
                                                                ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable....................................    $ 46,238          $ 41,260
  Dividends payable.........................................       4,326             4,303
  Accrued expenses..........................................      42,148            41,775
                                                                --------          --------
       Total current liabilities............................      92,712            87,338
Long-term debt..............................................     275,619           291,820
Other noncurrent liabilities................................      59,431            58,534
                                                                --------          --------
       Total liabilities....................................     427,762           437,692
                                                                --------          --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares issued and outstanding: 2002 -- 30,903,779;
     2001 -- 30,763,193.....................................         309               308
  Additional paid-in capital................................     128,249           124,658
  Retained earnings.........................................     302,708           295,489
  Accumulated other comprehensive loss......................     (13,367)          (12,149)
  Treasury stock, at cost: 2002 and 2001 -- 29,215 shares...        (865)             (865)
  Unearned compensation on restricted stock.................      (5,855)           (6,329)
                                                                --------          --------
       Total shareholders' equity...........................     411,179           401,112
                                                                --------          --------
       Total liabilities and shareholders' equity...........    $838,941          $838,804
                                                                ========          ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                   (UNAUDITED)
Net sales...................................................  $174,936    $187,395
Cost of sales...............................................   109,511     118,618
                                                              --------    --------
Gross profit................................................    65,425      68,777
Selling, general and administrative expenses................    42,919      42,801
Goodwill amortization (Note 3)..............................        --       3,479
Restructuring charge........................................        --       5,661
                                                              --------    --------
Operating income............................................    22,506      16,836
Other income -- net.........................................       203         226
                                                              --------    --------
Income before interest expense and income taxes.............    22,709      17,062
Interest expense............................................     4,670       5,403
                                                              --------    --------
Income before income taxes..................................    18,039      11,659
Provision for income taxes..................................     6,494       4,430
                                                              --------    --------
Net income..................................................  $ 11,545    $  7,229
                                                              ========    ========
Basic earnings per common share (Note 3)....................  $    .38    $    .24
                                                              ========    ========
Diluted earnings per common share (Note 3)..................  $    .37    $    .23
                                                              ========    ========
Share data:
Weighted average common shares outstanding..................    30,513      29,997
                                                              ========    ========
Weighted average common shares outstanding assuming full
  dilution..................................................    31,544      30,987
                                                              ========    ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                 COMMON                 ACCUMULATED
                                STOCK &                    OTHER                    UNEARNED
                               ADDITIONAL              COMPREHENSIVE              COMPENSATION        TOTAL
                                PAID-IN     RETAINED      (LOSS)       TREASURY   ON RESTRICTED   SHAREHOLDERS'
                                CAPITAL     EARNINGS      INCOME        STOCK         STOCK          EQUITY
                               ----------   --------   -------------   --------   -------------   -------------
Balance, December 31, 2001...   $124,966    $295,489     $(12,149)      $(865)       $(6,329)       $401,112
                                --------    --------     --------       -----        -------        --------
Net Income...................                 11,545                                                  11,545
Other comprehensive income
  Unrealized derivative
     gains...................                                 140                                        140
  Unrealized translation
     adjustment..............                              (1,358)                                    (1,358)
                                            --------     --------                                   --------
     Other comprehensive
       income................                     --       (1,218)                                    (1,218)
                                            --------     --------                                   --------
     Comprehensive income....                 11,545       (1,218)                                    10,327
                                            --------     --------                                   --------
Issuance of 140,586 shares of
  common stock from exercise
  of stock options and
  deferred compensation
  plans......................      3,592                                                               3,592
Amortization of restricted
  stock......................                                                            474             474
Cash dividends declared --
  $.14 per common share
  outstanding................                 (4,326)                                                 (4,326)
                                --------    --------     --------       -----        -------        --------
Balance, March 31, 2002......   $128,558    $302,708     $(13,367)      $(865)       $(5,855)       $411,179
                                ========    ========     ========       =====        =======        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2002       2001
                                                              --------   ---------
                                                                  (UNAUDITED)
Cash flows from operating activities
Net income..................................................  $ 11,545   $   7,229
Adjustments to reconcile to net cash provided by operations:
  Depreciation and amortization.............................     7,039       6,898
  Amortization of intangibles...............................       192       3,852
  Amortization of unearned compensation.....................       474         475
  Amortization of debt issuance expenses....................       145          57
  Restructuring charge......................................    (1,581)      5,661
  Deferred income taxes.....................................       250         524
  (Increase) decrease in receivables........................    (2,973)      3,260
  Decrease in inventories...................................     2,991       2,781
  Increase in trade accounts payable........................     4,978         880
  Increase (decrease) in accrued expenses...................     1,954      (6,777)
  Other -- net..............................................    (1,167)     (4,343)
                                                              --------   ---------
     Net cash flows from operating activities...............    23,847      20,497
                                                              --------   ---------
Cash flows from investing activities
  Additions to property, plant and equipment................    (4,385)     (5,303)
  Acquisition of businesses (net of cash acquired)..........        --    (106,506)
                                                              --------   ---------
     Net cash flows from investing activities...............    (4,385)   (111,809)
                                                              --------   ---------
Cash flows from financing activities
  Net repayments under credit facilities....................   (13,133)     (8,313)
  Borrowings under credit facilities for acquisitions.......        --     106,506
  Repayments of other long-term debt........................     1,134      (2,505)
  Decrease in accrued interest..............................    (2,891)     (2,318)
  Dividends paid............................................    (4,303)     (4,236)
  Proceeds from stock option exercises......................     1,480       2,080
                                                              --------   ---------
     Net cash flows from financing activities...............   (17,713)     91,214
                                                              --------   ---------
Net increase (decrease) in cash.............................     1,749         (98)
Cash and cash equivalents at beginning of year..............     4,972       8,415
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $  6,721   $   8,317
                                                              ========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................  $  7,705   $   7,778
  Income taxes..............................................     2,027       1,913
SIGNIFICANT NON-CASH ACTIVITIES:
Debt acquired with acquisition of business..................        --       2,931

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BUSINESS

     IDEX is a leading global manufacturer of fluid handling products and other specialized industrial equipment. We manufacture an extensive array of proprietary, engineered industrial products sold to customers in a variety of industries around the world. The Company believes that each of its principal business units holds the number-one or number-two market share position in the niche markets they serve. The Company believes that its financial performance has been attributable to its expertise in designing and manufacturing quality proprietary products, coupled with its ability to identify and successfully integrate strategic acquisitions. IDEX reports results in three segments: Pump Products Group, Dispensing Equipment Group, and Other Engineered Products Group.

     Pump Products Group. The Pump Products Group produces a wide variety of industrial pumps, compressors, flow meters and related controls for the movement of liquids, air and gasses. The devices and equipment produced by this group are used by a large and diverse set of industries including chemical processing, machinery, water treatment, medical equipment, liquid petroleum distribution, oil and refining, and food and drug processing. The six business units that comprise this group are Gast Manufacturing, Liquid Controls, Micropump, Pulsafeeder, Viking Pump, and Warren Rupp.

     Dispensing Equipment Group. The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes; refinishing equipment; and centralized lubrication systems. This proprietary equipment is used in a variety of retail and commercial industries around the world. This group provides equipment, systems, and service for applications such as tinting paints and coatings, industrial and automotive refinishing, and the precise lubrication of machinery and transportation equipment. The three business units that comprise this group are FAST, Fluid Management and Lubriquip.

     Other Engineered Products Group. The Other Engineered Products Group produces engineered banding and clamping devices, fire fighting pumps and rescue tools, and other components and systems for the fire and rescue industry. The high-quality stainless steel bands, buckles and preformed clamps and related installation tools are used in a wide variety of industrial and commercial applications. The group also includes the world's leading manufacturer of truck-mounted fire pumps and rescue tool systems used by public and private fire and rescue organizations. The two business units that comprise this group are Band-It and Hale Products.

     Information follows about the operations of IDEX in different business segments based on the nature of products and services offered. The Company's basis of segmentation and basis of segment profit measurement for the three months ended March 31, 2002, are the same as those set forth under "Business Segments and Geographic Information" on pages 30 and 31 of the 2001 Annual Report to Shareholders. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                   (UNAUDITED)
Net sales
  Pump Products
     External customers.....................................  $101,482    $109,282
     Intersegment sales.....................................       691         460
                                                              --------    --------
          Total group sales.................................   102,173     109,742
                                                              --------    --------
  Dispensing Equipment
     External customers.....................................    33,090      35,834
     Intersegment sales.....................................       651          --
                                                              --------    --------
          Total group sales.................................    33,741      35,834
                                                              --------    --------
  Other Engineered Products
     External customers.....................................    40,364      42,279
     Intersegment sales.....................................        --          --
                                                              --------    --------
          Total group sales.................................    40,364      42,279
                                                              --------    --------
  Intersegment elimination..................................    (1,342)       (460)
                                                              --------    --------
          Total net sales...................................  $174,936    $187,395
                                                              ========    ========
Operating income
  Pump Products.............................................  $ 16,418    $ 18,087
  Dispensing Equipment......................................     4,139       5,634
  Other Engineered Products.................................     5,655       6,781
  Corporate office and other................................    (3,706)     (4,423)
  Goodwill and trademark amortization.......................        --      (3,582)
  Restructuring charge......................................        --      (5,661)
                                                              --------    --------
          Total operating income............................  $ 22,506    $ 16,836
                                                              ========    ========

     IDEX discontinued amortizing goodwill and trademark amortization as of January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 as further explained in note 3. To facilitate comparison of segment operating results, prior-period goodwill and trademark amortization are treated as a corporate cost rather than a segment cost and the information for 2001 was reclassified accordingly. The restructuring charge was not assigned to the operating segments. Had the Company allocated the charge, the restructuring charge would have been assigned to Pump Products ($4,623), Dispensing Equipment ($592) and Other Engineered Products ($446).

2. RESTRUCTURING CHARGE

     As a result of the declining business environment, IDEX took aggressive actions in the first and fourth quarters of 2001 to downsize operations to lower its cost structure. These steps were necessary to appropriately size the Company's businesses, lower costs and improve efficiencies. The charge included, among other things, employee severance, fringe benefits, outplacement fees, and the consolidation of two plants into one at both Gast Manufacturing and Hale Products.

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     The restructuring costs are separately identified in the statements of consolidated operations and resulted in a pretax charge to operations of $5,661 ($3,509 after taxes, or $.12 per diluted share) and $5,565 ($3,563 after taxes, or $.11 per diluted share) in the first and fourth quarters, respectively. The annualized savings from these actions will exceed the total charge recorded. At March 31, 2002, the amount remaining in accrued expenses for the restructuring program was $3,898. It is expected that the restructuring accrual will be utilized during 2002.

3. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes the accounting and reporting standards for intangible assets and goodwill. It requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed periodically for impairment. IDEX adopted SFAS No. 142 on January 1, 2002. After reviewing the estimated fair market values, both in aggregate and at individual business units, IDEX recorded no impairment to goodwill and other intangible assets on January 1, 2002. Had the new pronouncement been adopted on January 1, 2001, IDEX's net income and earnings per share would have been as follows:

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                   (UNAUDITED)
Net Income:
  Net income as reported....................................   $11,545     $ 7,229
  Add back: Goodwill amortization...........................        --       2,732
  Add back: Trademark amortization..........................        --          65
                                                               -------     -------
  Adjusted net income.......................................   $11,545     $10,026
                                                               =======     =======
Basic Earnings Per Share
  Net income as reported....................................   $   .38     $   .24
  Goodwill amortization.....................................        --         .09
  Trademark amortization....................................        --          --
                                                               -------     -------
  Adjusted net income.......................................   $   .38     $   .33
                                                               =======     =======
Diluted Earnings Per Share
  Net income as reported....................................   $   .37     $   .23
  Goodwill amortization.....................................        --         .09
  Trademark amortization....................................        --          --
                                                               -------     -------
  Adjusted net income.......................................   $   .37     $   .32
                                                               =======     =======
Weighted Average Shares Outstanding
  Basic.....................................................    30,513      29,997
  Full Diluted..............................................    31,544      30,987

     Excluding the restructuring charge in first quarter of 2001, IDEX's diluted earnings per share in the quarter would have increased to $.44, after also adding back the effect of goodwill and trademark amortization expense.

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

4. DERIVATIVE INSTRUMENTS

     IDEX uses derivative financial instruments principally to manage the risk that changes in interest rates will affect either the fair value of its debt obligations or the amount of its future interest payments. At December 31, 2001, the Company had two interest rate swaps, expiring in March 2002, which effectively converted $52.3 million of floating rate debt into fixed rate debt at interest rates approximating 5.6%. There were no swap agreements outstanding at March 31, 2002. Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of December 31, 2001. The net gain or loss on these interest rate swap contracts was not material during the first quarter of 2002.

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

                                                               FOR THE THREE
                                                                  MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                                                (UNAUDITED)
Basic weighted average common shares outstanding............  30,513   29,997
Dilutive effect of stock options and unvested restricted
  shares....................................................   1,031      990
                                                              ------   ------
Weighted average common shares outstanding assuming full
  dilution..................................................  31,544   30,987
                                                              ======   ======

6. INVENTORIES

     The components of inventories as of March 31, 2002, and December 31, 2001, were:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                                    (UNAUDITED)
Raw materials...............................................  $ 37,126      $ 38,813
Work in process.............................................    12,220        11,797
Finished goods..............................................    51,774        53,501
                                                              --------      --------
     Total..................................................  $101,120      $104,111
                                                              ========      ========

     Those inventories which were carried on a LIFO basis amounted to $84,813 and $87,661 at March 31, 2002, and December 31, 2001, respectively. The excess of current cost over LIFO inventory value and the impact of using the LIFO method on earnings are not material.

7. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at March 31, 2002, and December 31, 2001.

8. LEGAL PROCEEDINGS

     IDEX and certain of its subsidiaries have been named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured by the Company with components containing asbestos. Neither IDEX, nor does IDEX's management believe its

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

subsidiaries, manufactured any such components, which were acquired from third party suppliers. To date, all of the Company's payments and legal costs have been covered in full by insurance. Accordingly, IDEX has not made any provision in its financial statements for these cases and does not currently believe such claims represent a material contingent liability, although the outcome of asbestos claims is inherently uncertain and always difficult to predict and IDEX cannot give any assurance that the resolution of such claims will not be significant in the future. IDEX is also the party to various other legal proceedings arising in ordinary business, none of which are expected to have a material adverse effect on its business, financial condition or results of operations.

     IDEX is also subject to extensive federal, state, and local laws, rules and regulations pertaining to environmental, waste management, and health and safety matters. Permits are or may be required for some of its facilities and waste-handling activities and these permits are subject to revocation, modification and renewal. In addition, risks of substantial costs and liabilities are inherent in IDEX's operations and facilities, as they are with other companies engaged in similar industries, and IDEX cannot give any assurance that such costs and liabilities will not be incurred. IDEX is not aware of any environmental, health or safety matters which could, individually or in the aggregate, cause a material adverse effect on its business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HISTORICAL OVERVIEW AND OUTLOOK

     We sell a broad range of proprietary pump products, dispensing equipment and other engineered products to a diverse customer base in the United States and internationally. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where our products are sold and by the relationship of the U.S. dollar to other currencies. Among the factors that influence the demand for our products are interest rates, levels of capacity utilization and capital spending in certain industries, and overall industrial activity.

     We have a history of above-average operating margins. Our operating margins are impacted by, among other things, utilization of facilities as sales volumes change and inclusion of newly acquired businesses. Beginning in 2002, purchase accounting adjustments will not significantly affect our margins, since we will no longer amortize goodwill and intangible assets with indefinite lives to earnings, in accordance with new accounting rules. Instead, we will periodically review these assets for impairment.

     For the three months ended March 31, 2002, we reported higher orders, sales and profits from the fourth quarter of 2001 but lower than the comparable quarter of last year. New orders for the first quarter totaled $184.1 million, 14% stronger than the fourth quarter of 2001 but 3% lower than the first quarter of last year. Excluding the impact of foreign currency and the June 2001 Versa-Matic acquisition, orders were 4% lower than in the first quarter of 2001. During the first quarter of this year, IDEX built $9.2 million of backlog. At March 31, we had a typical unfilled order backlog of slightly over one month's sales.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. While not up to performance levels of a year ago, we are very encouraged by the orders, sales and earnings improvements achieved in the first quarter 2002 versus last year's fourth quarter. The 14% increase in order activity -- from $161 million to $184 million -- reflects a long overdue strengthening of activity levels in the manufacturing sector. This improvement allowed us to increase our backlog entering the second quarter, which should enhance our performance this year. We operate with a very small backlog of unfilled orders, so changes in order activity very quickly have an impact on sales and profitability. Looking ahead, while it's clear that economic conditions have improved from the second half of 2001, we must wait to see if the recovery continues. As a short-cycle business, our financial performance depends on the current pace of incoming orders, and we have very limited visibility of future business conditions. We believe IDEX is well positioned for earnings improvement as the economy strengthens. This is based on our lower cost structures resulting from the 2001 restructuring; our margin improvement initiatives of Six Sigma, global sourcing and eBusiness; and the use of our strong cash flow to cut debt and interest expense. In addition, we continue to pursue acquisitions to drive our longer-term profitable growth.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     The preceding paragraph and the "Liquidity and Capital Resources" sections of this management's discussion and analysis of our operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended. Such statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as "anticipate," "estimate," "plans," "expects," "projects," "should," "will," "management believes," "we believe," "we intend" and similar words or phrases. Such statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from the September 11, 2001 terrorist attacks; levels of industrial activity and economic conditions in the U.S. and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on order rates and our results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; utilization of our capacity and the effect of capacity utilization on costs; labor market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. We undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on such forward-looking statements when evaluating the information presented here.

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on the following page and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of three reporting groups: Pump Products, Dispensing Equipment and Other Engineered Products.

PERFORMANCE IN THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE SAME PERIOD OF 2001

     For the three months ended March 31, 2002, we reported higher orders, sales and profits from the fourth quarter of 2001 but lower than the comparable quarter of last year. New orders for the first quarter totaled $184.1 million, 14% stronger than the fourth quarter of 2001 but 3% lower than the first quarter of last year. Excluding the impact of foreign currency and the June 2001 Versa-Matic acquisition, orders were 4% lower than in the first quarter of 2001.

     Sales in the first quarter were $174.9 million, which represented a 4% improvement from the fourth quarter of 2001. This was 7% lower than our first quarter 2001 performance, when stronger business conditions prevailed throughout the manufacturing sector. Compared with the first quarter last year, acquisitions accounted for a 2% sales improvement, which was offset by an 8% decline in base business shipments and a 1% unfavorable currency translation effect. International sales declined by 8% and domestic sales were 6% lower.

     Net income for the current quarter was $11.5 million, 60% higher than the $7.2 million earned in the first quarter of 2001. Our first quarter diluted earnings per share of $.37 was significantly better than last year's first quarter of $.23 due to the restructuring and goodwill expenses recorded in 2001. Our diluted earnings per share for the first quarter was $.07 lower than the $.44 earned on the same accounting basis last year before goodwill and restructuring expenses.

     For the quarter, the Pump Products Group contributed 58% of sales and 62% of operating income, the Dispensing Equipment Group accounted for 19% of sales and 16% of operating income, and the Other Engineered Products Group represented 23% of sales and 22% of operating income. Sales to international customers were 40% of the total, down slightly from 41% last year.

     Pump Products Group sales of $102.2 million for the three months ended March 31, 2002 decreased by $7.6 million, or 7%, from 2001 principally reflecting lower base business sales partially offset by the Versa-Matic acquisition. Compared with the first quarter last year, acquisitions accounted for a 4% sales improvement, which was offset by a 10% decline in base business sales volume and a 1% unfavorable foreign currency translation effect. In the first quarter of 2002, domestic sales decreased by 6% and international sales decreased by 9%. Excluding acquisitions and foreign currency, U.S. sales volume decreased 10% and international sales decreased 11% caused by weaker conditions in our end markets. Sales to customers outside the U.S. decreased to 34% of total group sales in 2002 from 35% in 2001.

     Dispensing Equipment Group sales of $33.7 million decreased $2.1 million, or 6%, in the first quarter of 2002 compared with last year's first quarter as base business volume was down 3% and foreign currency translation had a 3% negative effect. In the first quarter of 2002, domestic sales were essentially equal to last year while international sales decreased by 9%. Excluding foreign currency, international sales volume decreased 4% caused by weaker conditions in our end markets. Sales to customers outside the U.S. were 54% of total group sales in 2001, down from 56% in 2001 primarily reflecting foreign currency translation.

     Other Engineered Products Group sales of $40.4 million decreased by $1.9 million, or 5%, in the first quarter of 2002 compared with 2001 as base business volume was down 3% and foreign currency translation had a 2% negative effect. In the first quarter of 2002, domestic sales decreased by 6% and international sales decreased by 3%. Excluding foreign currency, international sales increased 1% from the comparable period of last year. The decrease in domestic sales was caused by weaker conditions in our end markets. Sales to customers outside the U.S. were 42% of total group sales in 2001, up from 41% in 2001.

                       IDEX CORPORATION AND SUBSIDIARIES

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                               2002(1)      2001
                                                              ---------   ---------
                                                                   (UNAUDITED)
Pump Products Group
  Net sales(3)..............................................  $102,173    $109,742
  Operating income(2)(4)....................................    16,418      18,087
  Operating margin(2).......................................      16.1%       16.5%
  Depreciation and amortization(2)..........................  $  4,297    $  4,311
  Capital expenditures......................................     1,945       2,627
Dispensing Equipment
  Net sales(3)..............................................  $ 33,741    $ 35,834
  Operating income(2)(4)....................................     4,139       5,634
  Operating margin(2).......................................      12.3%       15.7%
  Depreciation and amortization(2)..........................  $  1,595    $  1,424
  Capital expenditures......................................       916       1,112
Other Engineered Products
  Net sales(3)..............................................  $ 40,364    $ 42,279
  Operating income(2)(4)....................................     5,655       6,781
  Operating margin(2).......................................      14.0%       16.0%
  Depreciation and amortization(2)..........................  $  1,265    $  1,343
  Capital expenditures......................................     1,460       1,490
Company
  Net sales(3)..............................................  $174,936    $187,395
  Before restructuring charge, goodwill and trademark
     amortization income:(2)
     Operating income.......................................    22,506      26,079
     Operating margin.......................................      12.9%       13.9%
     Depreciation and amortization..........................  $  7,705    $  7,643
  As reported:
     Operating income.......................................    22,506      16,836
     Operating margin.......................................      12.9%        9.0%
  Depreciation and amortization(5)..........................  $  7,705    $ 11,225
  Capital expenditures......................................     4,385       5,303

---------------

(1) Includes acquisition of Versa-Matic Tool, Inc. (June 2001) in the Pump Products Group.

(2) IDEX discontinued amortizing goodwill and trademark amortization as of January 1, 2002, in accordance with SFAS No. 142 as further explained in note 3 to the consolidated financial statements. To facilitate comparison of segment operating results, prior-period goodwill and trademark amortization now are treated as a corporate cost rather than a segment cost and the information for 2001 was reclassified accordingly.

(3) Group net sales include intersegment sales.

(4) Group operating income excludes net unallocated corporate operating expenses and the restructuring charge in the first quarter 2001. The restructuring charge of $5,661 was included with corporate and other and was not assigned to the individual group segments. Had the Company allocated the restructuring charge, it would have been assigned to the groups as follows:
    Pump Products ($4,623), Dispensing Equipment ($592) and Other Engineered Products ($446).

(5) Excludes amortization of debt issuance expenses.

     Gross profit of $65.4 million in the first quarter of 2002 decreased by $3.4 million, or 5%, from 2001 principally reflecting lower sales volume in 2002 partially offset by reduced material costs resulting from our increased global sourcing activities. Gross profit as a percent of sales was 37.4% in 2002 and increased from 36.7% in 2001. The improved gross margins reflected the aforementioned lower material costs from our global sourcing activities and cost savings actions taken in 2001 to consolidate certain production facilities. Selling, general and administrative (SG&A) expenses increased slightly to $42.9 million in 2002 from $42.8 million in 2001 due to inclusion of the acquisition. As a percent of net sales, SG&A expenses were 24.5%, up from 22.8% in 2001. This increase as a percent of sales largely resulted from the lower sales volume in 2002. In accordance with the new accounting rule, we discontinued amortizing goodwill and trademark amortization as of January 1, 2002. As a result, we recorded no goodwill amortization expense in the first quarter of 2002 compared with $3.5 million in the comparable quarter of last year. During the first quarter of 2001, we recorded a one-time restructuring charge amounting to $5.7 million, to properly size operations to current business conditions. The restructuring, affecting all three business groups, reduced our current workforce by approximately 250 employees, representing 6% of the total workforce, and provided for the consolidation of Gast Manufacturing's two production facilities in southwest Michigan, which was completed in the third quarter of 2001.

     Operating income increased by $5.7 million, or 34%, to $22.5 million in 2002 from $16.8 million in 2001 primarily reflecting goodwill amortization and restructuring recorded in 2001 partially offset by the effects of lower sales volume. First quarter 2002 operating margins were 12.9% of sales. Compared on the same accounting basis (excluding goodwill amortization in accordance with new accounting rules effective January 1, 2002), margins, before restructuring charges, showed a .5 percentage point improvement from the fourth quarter but were 1.0 percentage point below last year's first quarter. These differences were largely attributable to changes in sales volume versus the two prior-year quarters.

     In the Pump Products Group, operating income of $16.4 million and operating margin of 16.1% in 2002 compared to the $18.1 million and 16.5% recorded in 2001. Operating income of $4.1 million and operating margin of 12.3% in the Dispensing Equipment Group decreased from the $5.6 million and 15.7% recorded in 2001. Operating income in the Other Engineered Products Group of $5.7 million and operating margin of 14.0% in 2002 decreased from $6.8 million and 16.0% achieved in 2002.

     Interest expense decreased to $4.7 million in the first quarter of 2002 from $5.4 million in 2001. The decrease in interest was principally due to lower interest rates and lower debt levels resulting from cash provided from operations partially offset by the additional debt required for the June 2001 acquisition of the Versa-Matic.

     The provision for income taxes increased to $6.5 million in 2002 from $4.4 million in 2001 reflecting higher income. The effective tax rate decreased to 36.0% in 2002 from 38.0% in 2001 primarily resulting from the discontinuation of recording goodwill amortization in 2002 which included certain nondeductible amounts for tax purposes.

     Net income for the current quarter was $11.5 million, 60% higher than the $7.2 million earned in the first quarter of 2001. First quarter diluted earnings per share of $.37 was significantly better than last year's first quarter of $.23 due to the restructuring ($3.5 million, or $.12 per fully diluted share) and goodwill expenses ($2.8 million, or $.09 per fully diluted share) recorded in 2001. Compared on the same accounting basis (excluding goodwill amortization in accordance with new accounting rules effective January 1, 2002), diluted earnings per share for the first quarter was $.07 lower than the $.44 earned last year before goodwill and restructuring expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, working capital was $131.2 million and our current ratio was 2.4 to 1. Cash flow from operations increased by $3.4 million to $23.8 million for the first quarter of 2002 principally reflecting lower working capital requirements.

     Cash flow provided from operations was more than adequate to fund capital expenditures of $4.4 million and $5.3 million for the first quarters of 2002 and 2001, respectively. Capital expenditures were generally for machinery and equipment which improved productivity, although a portion was for business system technology and repair and replacement of equipment and facilities. Management believes that we have ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term.

     At March 31, 2002, the maximum amount available under our five-year multi-currency loan and revolving credit facility (Credit Facility) was $300 million, of which $95.9 million was borrowed including $58.1 million in Western European currencies. The Western European currency borrowings provide an economic hedge against the four operations located in Europe. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin, and a utilization fee if the total borrowings exceed certain levels. The applicable margin is based on our debt rating and can range from 25 basis points to 100 basis points. The utilization fee can range from zero to 25 basis points. At March 31, 2002, the applicable margin was 80 basis points and the utilization fee was zero. We pay an annual facility fee of 20 basis points on the total facility.

     We and certain of our subsidiaries entered into an agreement on December 20, 2001 with a financial institution under which we collateralized certain receivables for borrowings (Receivables Facility). The Receivables Facility provides for borrowings of up to $50 million depending upon the level of eligible receivables. At March 31, 2002, $25 million was borrowed and included in long-term debt at an interest rate of approximately 3.3% per annum.

     We also have a $20 million demand line of credit (Short-Term Facility), which expires December 1, 2002. Borrowings under the Short-Term Facility are at the bank's reference rate, or based on LIBOR plus 80 basis points per annum. At March 31, 2002, we had borrowings of $12 million under this facility included in long-term debt at an interest rate of approximately 2.7% per annum.

     We believe we will generate sufficient cash flow from operations in 2002 to meet our operating requirements, interest on all borrowings outstanding in long-term debt, any authorized share repurchases, restructuring expenses, approximately $25 million of planned capital expenditures, and approximately $17 million of annual dividend payments to holders of common stock. Since we began operations in January 1988 through March 31, 2002, we have borrowed approximately $809 million under various credit agreements to complete 19 acquisitions. During this same period we generated, principally from operations, cash flow of $698 million to reduce indebtedness. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, we may obtain all or a portion of the financing for the acquisitions through incurring additional long-term debt. The Credit Facility contains a covenant that limits total debt outstanding to three times operating cash flow. At March 31, 2002, we were limited to $364 million of total debt outstanding. Our contractual obligations and commercial commitments include rental payments under operating leases, payments under capital leases, long-term obligations and other long-term obligations arising in the ordinary course of business. We have no off-balance sheet arrangements or material long-term purchase obligations. There are no identifiable events or uncertainties, including the lowering of our credit rating, that would accelerate payment or maturity of any of these commitments or obligations.

REGISTRATION STATEMENT FILING FOR COMMON STOCK OFFERING

     On March 8, 2002, we announced the filing of a registration statement on Form S-3 with the Securities and Exchange Commission covering the secondary offering of 2,939,199 shares of common stock owned by IDEX Associates, L.P. These shares have been owned by IDEX Associates since the formation of IDEX in January 1988. On April 10, 2002, we announced that an amendment had been filed to this registration statement to include, in addition to the secondary offering of 2,939,199 shares of IDEX stock owned by IDEX Associates, L.P., the secondary offering of 560,801 shares of IDEX common stock owned by KKR Associates, L.P. and the primary offering of 1,500,000 shares of IDEX common stock. We expect to utilize the net proceeds from the primary offering to repay a portion under the revolving credit facility, although any amount repaid under this facility could be reborrowed.

NEW ACCOUNTING PRONOUNCEMENT

     We historically accounted for all business combinations using the purchase method and will continue to use this method for all prospective business combinations. At March 31, 2002, goodwill totaled $453.3 million, which is subject to periodic review for impairment under SFAS No. 142. After reviewing the estimated fair market values, both in aggregate an at individual business unit reporting levels, we recorded no impairment to goodwill on January 1, 2002. Conditions that indicate an impairment issue that might exist include a long-term economic downturn in a market or a change in the assessment of future operations. If such a condition is identified, an assessment will be performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. If a goodwill impairment exists, we would reflect a non-cash charge to our results of operations in that period.

     The pronouncement also requires that goodwill and certain intangible assets with indefinite lives no longer be amortized to earnings. In accordance with this rule, we discontinued amortizing goodwill and trademark assets on January 1, 2002. Had the new accounting pronouncement been adopted on January 1, 2001, reported diluted earnings per share in the first quarter of 2001 would have increased by $.09 from $.23 to $.32.

RESTRUCTURING ACTIONS

     As a direct result of the depressed business environment, the Company's management took aggressive actions in the first and fourth quarters of 2001 to downsize operations to be consistent with reduced business activity levels. A total restructuring charge of $11.2 million was taken that affected all three business groups and included a charge of $5.7 million ($3.5 million after tax, or $.12 per diluted share) in the first quarter of 2001. At March 31, 2002, the amount remaining in accrued expenses for the restructuring program was $3.9 million. It is expected that the restructuring accrual will be utilized during 2002. During the year, the workforce at IDEX was reduced by 15%, affecting almost 600 employees. These actions were necessary to appropriately size IDEX's businesses, lower costs and improve efficiencies. The annual savings from these actions will exceed the total charge recorded. Excluding the restructuring charge in the first quarter of 2001, diluted earnings per share would have increased to $.44, after also adding back the effect of goodwill and trademark amortization expense as explained in the "New Accounting Pronouncement" section above.

     Net earnings per diluted share excluding restructuring charges is commonly used as an analytical indicator to compare operating results for various periods. It should not be considered as an alternative to net earnings per diluted share calculated in accordance with U.S. generally accepted accounting principles, or as an indicator of our operating performance for a specific period.

LEGAL PROCEEDINGS AND OTHER MATTERS

     We and certain of our subsidiaries have been named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured by us with components containing asbestos. Neither we, nor do we believe our subsidiaries, manufactured any such components, which were acquired from third party suppliers. To date, all of our payments and legal costs have been covered in full by insurance. Accordingly, we have not made any provision in our financial statements for these cases and do not currently believe such claims represent a material contingent liability, although the outcome of asbestos claims is inherently uncertain and always difficult to predict and we cannot give any assurance that the resolution of such claims will not be significant in the future. We are also the party to various other legal proceedings arising in ordinary business, none of which are expected to have a material adverse effect on our business, financial condition or results of operations.

     We are also subject to extensive federal, state, and local laws, rules and regulations pertaining to environmental, waste management, and health and safety matters. Permits are or may be required for some of our facilities and waste-handling activities and these permits are subject to revocation, modification and renewal. In addition, risks of substantial costs and liabilities are inherent in our operations and facilities, as they are with other companies engaged in similar industries, and we cannot give any assurance that such costs and liabilities will not be incurred. We are not aware of any environmental, health or safety matters which could, individually or in the aggregate, cause a material adverse effect on our business, financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $275.6 million of total debt outstanding at March 31, 2002. Approximately 45% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $620,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will from time to time enter into interest rate swaps on our debt when we believe there is a clear financial advantage for doing so. A formalized treasury risk management policy adopted by the Board of Directors exists that describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on our outstanding long-term debt. Our exposure related to such derivative instruments is, in the aggregate, not material to our financial position, results of operations and cash flows.

     Our foreign currency exchange rate risk is limited principally to the euro and British pound. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of the products.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES. Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. The Company held its Annual Shareholders' Meeting on Tuesday, March 26, 2002. At the Annual Meeting, shareholders elected two directors to serve three-year terms on the Board of Directors of IDEX Corporation. The following persons received a majority of votes cast for Class I directors.

               DIRECTOR                    FOR        WITHHELD
               --------                 ----------    --------
Bradley J. Bell                         27,292,345     51,299
Gregory B. Kenny                        27,311,517     32,127

        In addition to the Class I directors named above, the following directors' terms also continued after the March 26, 2002, Annual Shareholders' Meeting.

                  William L. Luers
                  Paul E. Raether
                  Neil A. Springer
                  Michael T. Tokarz
                  Dennis K. Williams

        Secondly, shareholders voted on a proposal to appoint Deloitte & Touche LLP as auditors. The proposal received a majority of the votes cast as follows.

                  Affirmative Votes                 27,079,065
                  Negative Votes                       261,378
                  Abstentions                            3,201

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

May 7, 2002

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------
   3.1       Restated Certificate of Incorporation of IDEX Corporation
             (formerly HI, Inc.) (incorporated by reference to Exhibit
             No. 3.1 to the Registration Statement on Form S-1 of IDEX,
             et al., Registration No. 33-21205, as filed on April 21,
             1988)
   3.1(a)    Amendment to Restated Certificate of Incorporation of IDEX
             Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
             Form 10-Q for the quarter ended March 31, 1996, Commission
             File No. 1-10235)
   3.2       Amended and Restated By-Laws of IDEX Corporation
             (incorporated by reference to Exhibit No. 3.2 to
             Post-Effective Amendment No. 2 to the Registration Statement
             on Form S-1 of IDEX, et al., Registration No. 33-21205, as
             filed on July 17, 1989)
   3.2(a)    Amended and Restated Article III, Section 13 of the Amended
             and Restated By-Laws of IDEX Corporation (incorporated by
             reference to Exhibit No. 3.2(a) to Post-Effective Amendment
             No. 3 to the Registration Statement on Form S-1 of IDEX, et
             al., Registration No. 33-21205, as filed on February 12,
             1990)
   4.1       Restated Certificate of Incorporation and By-Laws of IDEX
             Corporation (filed as Exhibits No. 3.1 through 3.2 (a))
   4.2       Indenture, dated as of February 23, 1998, between IDEX
             Corporation, and Norwest Bank Minnesota, National
             Association, as Trustee, relating to the 6 7/8% Senior Notes of IDEX Corporation due February 15, 2008 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
             1-10235)
   4.3       Specimen Senior Note of IDEX Corporation (incorporated by
             reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
             1-10235)
   4.4       Specimen Certificate of Common Stock of IDEX Corporation
             (incorporated by reference to Exhibit No. 4.3 to the
             Registration Statement on Form S-2 of IDEX, et al.,
             Registration No. 33-42208, as filed on September 16, 1991)
   4.5       Credit Agreement, dated as of June 8, 2001, among IDEX
             Corporation, Bank of America N.A. as Agent and Issuing Bank,
             and the Other Financial Institutions Party Hereto
             (incorporated by reference to Exhibit No. 4.5 to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             June 30, 2001, Commission File No. 1-10235)
   4.6       Credit Lyonnais Uncommitted Line of Credit, dated as of
             December 3, 2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended
             December 31, 2001, Commission File No. 1-10235)
   4.7       Receivables Purchase Agreement dated as of December 20, 2001 among IDEX Receivables Corporation, as Seller, IDEX
             Corporation, as Servicer, Falcon Asset Securitization
             Corporation, the Several Financial Institutions from Time to
             Time Party Hereto, and Bank One, NA (Main Office Chicago),
             as Agent (incorporated by reference to Exhibit 4.7 to the
             Annual Report of IDEX on Form 10-K for the year ended
             December 31, 2001, Commission File No. 1-10235)
 *10.1**     Second Amended and Restated 1996 Stock Option Plan for
             Non-Officer Key Employees of IDEX Corporation dated March
             26, 2002

---------------
 * Filed herewith

** Management contract or compensatory plan or agreement.