Form 10-Q
period 2002-06-30
IDEX CORP /DE/
filed 2002-08-13
CIK 832101

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

                      FOR THE QUARTER ENDED JUNE 30, 2002

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

                            Yes [X]          No [ ]

     Number of shares of common stock of IDEX Corporation ("IDEX" or the "Company") outstanding as of July 31, 2002: 32,456,671.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                               --------     ------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................   $  7,692       $  4,972
  Receivables -- net........................................    105,371         93,053
  Inventories...............................................    103,296        104,111
  Other current assets......................................     14,202         12,767
                                                               --------       --------
       Total current assets.................................    230,561        214,903
Property, plant and equipment -- net........................    138,539        144,146
Goodwill -- net.............................................    469,870        454,560
Intangible assets -- net....................................     13,054         12,776
Other noncurrent assets.....................................     12,223         12,419
                                                               --------       --------
       Total assets.........................................   $864,247       $838,804
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable....................................   $ 53,020       $ 41,260
  Dividends payable.........................................      4,542          4,303
  Accrued expenses..........................................     43,700         41,775
                                                               --------       --------
       Total current liabilities............................    101,262         87,338
Long-term debt..............................................    210,908        291,820
Other noncurrent liabilities................................     63,756         58,534
                                                               --------       --------
       Total liabilities....................................    375,926        437,692
                                                               --------       --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares issued and outstanding: 2002 -- 32,444,111;
     2001 -- 30,763,193.....................................        324            308
  Additional paid-in capital................................    181,773        124,658
  Retained earnings.........................................    313,770        295,489
  Accumulated other comprehensive loss......................       (221)       (12,149)
  Treasury stock, at cost: 2002 -- 59,350 and 2001 -- 29,215
     shares.................................................     (1,945)          (865)
  Unearned compensation on restricted stock.................     (5,380)        (6,329)
                                                               --------       --------
       Total shareholders' equity...........................    488,321        401,112
                                                               --------       --------
       Total liabilities and shareholders' equity...........   $864,247       $838,804
                                                               ========       ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     SECOND QUARTER ENDED     SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                     ---------------------   -------------------
                                                       2002        2001        2002       2001
                                                     ---------   ---------   --------   --------
Net sales..........................................  $190,430    $192,622    $365,366   $380,017
Cost of sales......................................   116,292     121,914     225,803    240,532
                                                     --------    --------    --------   --------
Gross profit.......................................    74,138      70,708     139,563    139,485
Selling, general and administrative expenses.......    45,871      40,977      88,790     83,778
Goodwill amortization (Note 4).....................        --       3,490          --      6,969
Restructuring charge (Note 2)......................       107          --         107      5,661
                                                     --------    --------    --------   --------
Operating income...................................    28,160      26,241      50,666     43,077
Other income -- net................................       134         179         337        405
                                                     --------    --------    --------   --------
Income before interest expense and income taxes....    28,294      26,420      51,003     43,482
Interest expense...................................     3,904       5,198       8,574     10,601
                                                     --------    --------    --------   --------
Income before income taxes.........................    24,390      21,222      42,429     32,881
Provision for income taxes.........................     8,780       8,229      15,274     12,659
                                                     --------    --------    --------   --------
Net income.........................................  $ 15,610    $ 12,993    $ 27,155   $ 20,222
                                                     ========    ========    ========   ========
Basic earnings per common share (Note 4)...........  $    .49    $    .43    $    .87   $    .67
                                                     ========    ========    ========   ========
Diluted earnings per common share (Note 4).........  $    .48    $    .42    $    .85   $    .65
                                                     ========    ========    ========   ========
Share data:
Weighted average common shares outstanding.........    31,668      30,137      31,090     30,067
                                                     ========    ========    ========   ========
Weighted average common shares outstanding assuming
  full dilution....................................    32,653      31,073      32,074     30,994
                                                     ========    ========    ========   ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                 COMMON                 ACCUMULATED
                                STOCK &                    OTHER                    UNEARNED
                               ADDITIONAL              COMPREHENSIVE              COMPENSATION        TOTAL
                                PAID-IN     RETAINED      (LOSS)       TREASURY   ON RESTRICTED   SHAREHOLDERS'
                                CAPITAL     EARNINGS      INCOME        STOCK         STOCK          EQUITY
                               ----------   --------   -------------   --------   -------------   -------------
Balance, December 31, 2001...   $124,966    $295,489     $(12,149)     $  (865)      $(6,329)       $401,112
                                --------    --------     --------      -------       -------        --------
Net Income...................                 27,155                                                  27,155
Other comprehensive income
  Unrealized derivative
     gains...................                                 140                                        140
  Unrealized translation
     adjustment..............                              11,788                                     11,788
                                            --------     --------                                   --------
     Other comprehensive
       income................                     --       11,928                                     11,928
                                            --------     --------                                   --------
     Comprehensive income....                 27,155       11,928                                     39,083
                                            --------     --------                                   --------
Issuance of 1,500,000 shares
  of common stock............     50,935                                                              50,935
Issuance of 240,268 shares of
  common stock from exercise
  of stock options and
  deferred compensation
  plans......................      6,196                                                               6,196
Amortization of restricted
  stock......................                                                            949             949
Restricted shares surrendered
  for tax withholdings.......                                           (1,080)                       (1,080)
Cash dividends
  declared -- $.28 per common
  share
  outstanding................                 (8,874)                                                 (8,874)
                                --------    --------     --------      -------       -------        --------
Balance, June 30, 2002.......   $182,097    $313,770     $   (221)     $(1,945)      $(5,380)       $488,321
                                ========    ========     ========      =======       =======        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Cash flows from operating activities
Net income..................................................  $  27,155   $  20,222
Adjustments to reconcile to net cash provided by operations:
  Depreciation and amortization.............................     14,021      13,424
  Amortization of intangibles...............................        378       7,717
  Amortization of unearned compensation.....................        949         949
  Amortization of debt issuance expenses....................        290         130
  Restructuring charge......................................     (2,928)      4,032
  Deferred income taxes.....................................      3,075       2,243
  (Increase) decrease in receivables........................    (12,011)      5,666
  Decrease in inventories...................................      1,184      10,992
  Increase (decrease) in trade accounts.....................     11,521      (4,600)
  Increase (decrease) in accrued expenses...................      4,824      (1,368)
  Other -- net..............................................      6,060      (8,890)
                                                              ---------   ---------
     Net cash flows from operating activities...............     54,518      50,517
                                                              ---------   ---------
Cash flows from investing activities
  Additions to property, plant and equipment................     (9,045)    (11,110)
  Acquisition of businesses (net of cash acquired)..........     (5,538)   (129,637)
                                                              ---------   ---------
     Net cash flows from investing activities...............    (14,583)   (140,747)
                                                              ---------   ---------
Cash flows from financing activities
  Borrowings under credit facilities for acquisitions.......      5,538     129,637
  Net repayments under credit facilities....................    (89,235)    (31,369)
  Repayments of other long-term debt........................       (487)     (3,412)
  Proceeds from issuance of common stock....................     50,935          --
  (Decrease) increase in accrued interest...................       (443)        307
  Dividends paid............................................     (8,635)     (8,493)
  Proceeds from stock option exercises......................      5,112       4,995
                                                              ---------   ---------
     Net cash flows from financing activities...............    (37,215)     91,665
                                                              ---------   ---------
Net increase in cash........................................      2,720       1,435
Cash and cash equivalents at beginning of year..............      4,972       8,415
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $   7,692   $   9,850
                                                              =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................  $   9,307   $  10,425
  Income taxes..............................................     14,709       6,321
Significant non-cash activities:
Debt assumed with acquisition of business...................      1,886       2,931

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BUSINESS

     IDEX is a leading global manufacturer of fluid handling products and other specialized industrial equipment. We manufacture an extensive array of proprietary, engineered industrial products sold to customers in a variety of industries around the world. The Company believes that each of our principal business units holds the number-one or number-two market share position in the niche markets they serve. The Company believes that its financial performance has been attributable to its expertise in designing and manufacturing quality proprietary products, coupled with its ability to identify and successfully integrate strategic acquisitions. IDEX reports results in three segments: Pump Products Group, Dispensing Equipment Group, and Other Engineered Products Group.

     Pump Products Group. The Pump Products Group produces a wide variety of pumps, compressors, flow meters and related controls for the movement of liquids, air and gases. The devices and equipment produced by this group are used by a large and diverse set of industries including chemical processing, machinery, water treatment, medical equipment, liquid petroleum distribution, oil and refining, food and beverage, biotech, and drug processing. The seven business units that comprise this group are Gast Manufacturing, Liquid Controls, Micropump, Pulsafeeder, Rheodyne, Viking Pump, and Warren Rupp.

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

     Other Engineered Products Group. The Other Engineered Products Group produces engineered banding and clamping devices, firefighting pumps and rescue tools, and other components and systems for the fire and rescue industry. The high-quality stainless steel bands, buckles and preformed clamps and related installation tools are used in a wide variety of industrial and commercial applications. The group also includes the world's leading manufacturer of truck-mounted fire pumps and rescue tool systems used by public and private fire and rescue organizations. The two business units that comprise this group are Band-It and Hale Products.

     Information follows about the operations of IDEX in different business segments based on the nature of products and services offered. The Company's basis of segmentation and basis of segment profit measurement for the six months ended June 30, 2002, are the same as those set forth under Business Segments and Geographic Information on pages 30 and 31 of the 2001 Annual Report to Shareholders. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                             SECOND QUARTER ENDED     SIX MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                             ---------------------   -------------------
                                               2002        2001        2002       2001
                                             ---------   ---------   --------   --------
Net sales
  Pump Products
     From external customers...............  $109,296    $109,713    $210,778   $218,995
     Intersegment sales....................       710         720       1,401      1,180
                                             --------    --------    --------   --------
          Total group sales................   110,006     110,433     212,179    220,175
                                             --------    --------    --------   --------
  Dispensing Equipment
     From external customers...............    40,355      41,577      74,096     77,411
     Intersegment sales....................        --          --          --         --
                                             --------    --------    --------   --------
          Total group sales................    40,355      41,577      74,096     77,411
                                             --------    --------    --------   --------
  Other Engineered Products
     From external customers...............    42,176      41,332      82,540     83,611
     Intersegment sales....................         1           1           1          1
                                             --------    --------    --------   --------
          Total group sales................    42,177      41,333      82,541     83,612
                                             --------    --------    --------   --------
  Intersegment elimination.................    (2,108)       (721)     (3,450)    (1,181)
                                             --------    --------    --------   --------
          Total net sales..................  $190,430    $192,622    $365,366   $380,017
                                             ========    ========    ========   ========
Operating income
  Pump Products............................  $ 18,461    $ 18,615    $ 34,879   $ 36,702
  Dispensing Equipment.....................     7,617       7,595      11,756     13,229
  Other Engineered Products................     6,596       7,356      12,251     14,137
  Corporate office and other...............    (4,407)     (3,733)     (8,113)    (8,156)
  Goodwill and trademark amortization......        --      (3,592)         --     (7,174)
  Restructuring charge.....................      (107)         --        (107)    (5,661)
                                             --------    --------    --------   --------
          Total operating income...........  $ 28,160    $ 26,241    $ 50,666   $ 43,077
                                             ========    ========    ========   ========

     IDEX discontinued goodwill and trademark amortization as of January 1, 2002, in accordance with SFAS No. 142 as further explained in Note 4. To facilitate comparison of segment operating results, prior-period goodwill and trademark amortization are treated as a corporate cost rather than a segment cost and the information for 2001 was reclassified accordingly. The restructuring charges of $107 (net of reversal amount of $1,221) and $5,661 in 2002 and 2001, respectively, were not assigned to the individual group segments. Had the Company allocated the 2002 restructuring charge, the charge would have been assigned to the groups as follows: Pump Products (income of $736), Dispensing Equipment (expense of $121) and Other Engineered Products (expense of $722). Had the Company allocated the 2001 restructuring charge, the charge would have been assigned to the groups as follows: Pump Products ($4,623), Dispensing Equipment ($592) and Other Engineered Products ($446).

2. RESTRUCTURING CHARGE

     IDEX took actions in 2002 and 2001 to downsize operations to lower its cost structure. These steps were necessary to appropriately size the Company's businesses, lower costs and improve efficiencies. The

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

restructuring charges included, among other things, employee severance, fringe benefits, outplacement fees, and the consolidation of certain manufacturing facilities. In June 2002, IDEX reversed $1,221 of certain accrued restructuring expenses initially recorded during 2001. This reversal resulted primarily from higher than anticipated proceeds on asset sales.

     The restructuring costs are separately identified in the statement of consolidated operations and resulted in the following charges to operations:

                                           SECOND QUARTER ENDED        SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                           ---------------------      ------------------
                                             2002         2001         2002        2001
                                           --------      -------      -------     ------
Pretax income charge.....................  $ 1,328       $   --       $ 1,328     $5,661
Reversal of 2001 charges.................   (1,221)          --        (1,221)        --
                                           -------       ------       -------     ------
Total pretax charge......................      107           --           107      5,661
Income taxes.............................       39           --            39      2,152
                                           -------       ------       -------     ------
Total charge after taxes.................  $    68       $   --       $    68     $3,509
                                           =======       ======       =======     ======
Impact on fully diluted earnings per
  share..................................  $    --       $   --       $    --     $  .12
                                           =======       ======       =======     ======

     The annualized savings from these actions will exceed the total restructuring charges recorded. The balance sheet at June 30, 2002, and December 31, 2001, included accrued restructuring costs of $2,551 and $5,479, respectively, in "accrued expenses." It is expected that the restructuring accrual will be utilized by December 31, 2002. Restructuring charges and spending associated with the restructuring actions were as follows:

                                                              RESTRUCTURING
                                                                 ACCRUAL
                                                              -------------
Balance January 1, 2001.....................................     $    --
Restructuring charge -- first quarter 2001..................       5,661
Restructuring charge -- fourth quarter 2001.................       5,565
Deductions..................................................      (5,747)
                                                                 -------
Balance December 31, 2001...................................       5,479
Restructuring charge -- second quarter 2002.................       1,328
Reversal of 2001 charges -- second quarter 2002.............      (1,221)
Deductions..................................................      (3,035)
                                                                 -------
Balance June 30, 2002.......................................     $ 2,551
                                                                 =======

3. ACQUISITIONS

     On July 18, the Company completed the acquisition of Rheodyne, L.P. based in Rohnert Park, California. Rheodyne, with sales of approximately $23 million, is a leading manufacturer of injectors, valves, fittings and accessories for the analytical instrumentation market. Its products are used by manufacturers of high performance liquid chromatography (HPLC) and ion chromatography (IC) equipment serving the pharmaceutical, biotech, life science, food and beverage, and chemical markets.

     During the second quarter, IDEX also completed the acquisition of Halox Technologies, Inc., a small Bridgeport, Connecticut-based manufacturer of point-of-use chlorine dioxide equipment. Its proprietary

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

products safely produce chlorine dioxide for use in water treatment and disinfectant applications. Chlorine dioxide is a very effective biocide treatment of legionella and other water-borne pathogens. Halox products can be used in a wide variety of end markets including food and beverage, cooling towers and potable water treatment.

4. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes the accounting and reporting standards for intangible assets and goodwill. It requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed periodically for impairment. IDEX adopted SFAS No. 142 on January 1, 2002. After reviewing the estimated fair market values, both in the aggregate and at individual business units, IDEX recorded no impairment to goodwill and other intangible assets on January 1, 2002. Had the new pronouncement been adopted on January 1, 2001, IDEX's net income and earnings per share, net of tax, would have been as follows:

                                                 SECOND QUARTER ENDED    SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                 ---------------------   -----------------
                                                   2002        2001       2002      2001
                                                 ---------   ---------   -------   -------
Net income
  Net income as reported.......................   $15,610     $12,993    $27,155   $20,222
  Add back: Goodwill amortization..............        --       2,743         --     5,475
  Add back: Trademark amortization.............        --          64         --       129
                                                  -------     -------    -------   -------
  Adjusted net income..........................   $15,610     $15,800    $27,155   $25,826
                                                  =======     =======    =======   =======
Basic earnings per share
  Net income as reported.......................   $   .49     $   .43    $   .87   $   .67
  Goodwill amortization........................        --         .09         --       .18
  Trademark amortization.......................        --          --         --        --
                                                  -------     -------    -------   -------
  Adjusted net income..........................   $   .49     $   .52    $   .87   $   .85
                                                  =======     =======    =======   =======
Diluted earnings per share
  Net income as reported.......................   $   .48     $   .42    $   .85   $   .65
  Goodwill amortization........................        --         .09         --       .18
  Trademark amortization.......................        --          --         --        --
                                                  -------     -------    -------   -------
  Adjusted net income..........................   $   .48     $   .51    $   .85   $   .83
                                                  =======     =======    =======   =======
Weighted average shares outstanding
  Basic........................................    31,668      30,137     31,090    30,067
  Fully diluted................................    32,653      31,073     32,074    30,994

     Excluding the restructuring charge in 2001, IDEX's diluted earnings per share would have increased by another $.12 from $.83 to $.95 for the six months ended June 30, 2001.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

December 31, 2002. Management is still assessing the effects adoption of SFAS No. 146 will have on its financial position, liquidity, or results of operations.

5. DERIVATIVE INSTRUMENTS

     IDEX uses derivative financial instruments principally to manage the risk that changes in interest rates will affect either the fair value of its debt obligations or the amount of its future interest payments. At December 31, 2001, the Company had two interest rate swaps, expiring in March 2002, which effectively converted $52.3 million of floating rate debt into fixed rate debt at interest rates approximating 5.6%. There were no swap agreements outstanding at June 30, 2002. The net gain or loss on these interest rate swap contracts was not material during the first six months of 2002.

6. EARNINGS PER COMMON SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of stock options and have been included in the calculation of weighted average shares outstanding using the treasury stock method. Basic weighted average shares reconciles to fully diluted weighted average shares as follows:

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------    ----------------
                                                   2002       2001       2002      2001
                                                  -------    -------    ------    ------
Basic weighted average common shares
  outstanding...................................  31,668     30,137     31,090    30,067
Dilutive effect of stock options and unvested
  restricted shares.............................     985        936        984       927
                                                  ------     ------     ------    ------
Weighted average common shares outstanding
  assuming full dilution........................  32,653     31,073     32,074    30,994
                                                  ======     ======     ======    ======

7. INVENTORIES

     The components of inventories as of June 30, 2002, and December 31, 2001, were:

                                                                JUNE 30,     DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Raw materials...............................................    $ 39,043       $ 38,813
Work in process.............................................      13,483         11,797
Finished goods..............................................      50,770         53,501
                                                                --------       --------
     Total..................................................    $103,296       $104,111
                                                                ========       ========

     Those inventories, which were carried on a LIFO basis, amounted to $87,372 and $87,661 at June 30, 2002, and December 31, 2001, respectively. The impact on earnings of using the LIFO method is not material.

8. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at June 30, 2002, and December 31, 2001.

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

9. LEGAL PROCEEDINGS

     IDEX and five of its subsidiaries have been named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. IDEX does not believe that its subsidiaries manufactured any such components, which were acquired from third party suppliers. To date, all of the Company's settlements and legal costs, except for costs of coordination, administration, and insurance investigation, have been covered in full by insurance. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them.

     Claims have been filed principally in Illinois, Michigan, Mississippi, New Jersey, Ohio, and Pennsylvania. A few claims have been settled for minimal amounts and some have been dismissed without payment. None have been tried.

     No provision for these cases has been made in the financial statements of the Company, and IDEX does not currently believe the asbestos-related claims will have a material adverse effect on the Company's business or financial position. The outcome of asbestos claims, however, is inherently uncertain and always difficult to predict. Consequently, IDEX cannot give any assurance that the resolution of such claims will not be significant in the future.

     IDEX is also party to various other legal proceedings arising in ordinary course of business, none of which are expected to have a material adverse effect on its business, financial condition or results of operations.

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

     We have a history of above-average operating margins. The Company's operating margins are impacted by, among other things, utilization of facilities as sales volumes change and inclusion of newly acquired businesses. Beginning in 2002, purchase accounting adjustments did not significantly affect our reported margins, since we are no longer required, in accordance with new accounting rules, to amortize goodwill and intangible assets with indefinite lives to earnings. Instead, we periodically review these assets for impairment.

     For the three months ended June 30, 2002, we reported higher orders, sales and profits than in the first quarter of 2002 but lower than the comparable quarter of last year. New orders for the second quarter totaled $188.7 million, 2% higher than the first quarter of 2002 but 1% lower than the second quarter of last year. Excluding the impact of foreign currency translation and the June 2001 Versa-Matic acquisition, orders were 5% lower than in the second quarter of 2001. During the first half of this year, IDEX built $7.4 million of backlog. At June 30, the Company had a typical unfilled order backlog of slightly over one month's sales.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. While not up to performance levels of a year ago, we are encouraged by our performance in the first half compared with the second half of last year. While the economic conditions in our markets have not fully recovered to the year-ago levels, we were able to report sequential sales and earnings improvement in both the first and second quarters. Looking ahead, while economic conditions have clearly improved from the second half of 2001, we must wait to see if the recovery continues. As a short-cycle business, IDEX operates with a very small backlog of unfilled orders, so changes in order activity very quickly have an impact on sales and profitability. Our financial performance depends on the current pace of incoming orders, and we have very limited visibility of future business conditions. We believe IDEX is well positioned for earnings improvement as the economy strengthens. This is based on our lower cost structures resulting from recent restructurings; our margin improvement initiatives of Six Sigma, global sourcing and eBusiness; and the use of our strong cash flow to cut debt and interest expense. In addition, we continue to pursue acquisitions that meet our criteria to drive the Company's longer-term profitable growth.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     The preceding paragraph and the Liquidity and Capital Resources section of this management's discussion and analysis of our operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended. Such statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as "anticipate," "estimate," "plans," "expects," "projects," "should," "will," "management believes," "the Company believes," "the Company intends" and similar words or phrases. Such statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties are more fully detailed in our registration statement on Form S-3 filed with the Securities and Exchange Commission on April 29, 2002, registration no. 333-84036. These risks include, but are not limited to, the following: economic and political consequences resulting from the September 11, 2001 terrorist attacks; levels of industrial activity and economic conditions in the U.S. and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on order rates and our results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; utilization of our capacity and the effect of capacity utilization on costs; labor markets, market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. We undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on such forward-looking statements when evaluating the information presented here.

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on the following page and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of three reporting groups: Pump Products, Dispensing Equipment and Other Engineered Products.

PERFORMANCE IN THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD OF 2001

     For the three months ended June 30, 2002, we reported higher orders, sales and profits than in the first quarter of 2002 but lower than the comparable quarter of last year. New orders for the second quarter totaled $188.7 million, 2% higher than the first quarter of 2002 but 1% lower than the second quarter of last year. Excluding the impact of foreign currency translation and the June 2001 Versa-Matic acquisition, orders were 5% lower than in the second quarter of 2001.

     Sales in the second quarter were $190.4 million, which represented a 9% improvement from the first quarter of 2002. This was 1% lower than our second quarter 2001 performance, when stronger business conditions prevailed throughout the manufacturing sector. Compared with the second quarter last year, acquisitions accounted for a 2% sales improvement and favorable currency translation contributed 1%. These items were offset by a 4% decline in base business shipments. Domestic sales increased slightly, while international sales were 3% lower.

     For the quarter, the Pump Products Group contributed 57% of both sales and operating income, the Dispensing Equipment Group accounted for 21% of sales and 23% of operating income, and the Other Engineered Products Group represented 22% of sales and 20% of operating income. Sales to international customers were 42% of the total, down slightly from 43% last year.

     Pump Products Group sales of $110.0 million for the three months ended June 30, 2002 were slightly below the prior year, principally reflecting lower base business partially offset by the Versa-Matic acquisition. Compared with the second quarter last year, acquisitions accounted for a 3% sales improvement and foreign currency translation added 1%, which was offset by a 4% decline in base business sales volume. In the second quarter of 2002, domestic sales increased by 3% and international sales decreased by 7%. Excluding acquisitions and foreign currency translation, U.S. sales volume was virtually unchanged while international sales decreased 9% due to weaker conditions in those markets. Sales to customers outside the U.S. decreased to 35% of total group sales in 2002 from 38% in 2001.

     Dispensing Equipment Group sales of $40.4 million decreased $1.2 million, or 3%, in the second quarter of 2002 compared with last year's second quarter as a 6% decline in business volume was partially offset by a 3% favorable currency translation. In the second quarter of 2002, domestic and international sales both decreased by 3%. Excluding foreign currency, international sales volume decreased 8% due to weaker conditions in certain end markets. Sales to customers outside the U.S. were 59% of total group sales in 2002, the same as in 2001.

     Other Engineered Products Group sales of $42.2 million increased by $0.8 million, or 2%, in the second quarter of 2002 compared with 2001 as business volume was up 1% and foreign currency translation added another 1%. In the second quarter of 2002, domestic sales decreased by 1% while international sales increased by 6%. Excluding foreign currency, international sales increased 4% from the comparable period of last year. Sales to customers outside the U.S. were 42% of total group sales in 2002, up from 40% in 2001.

                       IDEX CORPORATION AND SUBSIDIARIES

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                  SECOND QUARTER ENDED      SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                  2002(1)     2001(1)     2002(1)     2001(1)
                                                  --------    --------    --------    --------
Pump Products Group
  Net sales(3)..................................  $110,006    $110,433    $212,179    $220,175
  Operating income(2)(4)........................    18,461      18,615      34,879      36,702
  Operating margin(2)(4)........................      16.8%       16.9%       16.4%       16.7%
  Depreciation and amortization(2)..............  $  4,351    $  4,252    $  8,648    $  8,563
  Capital expenditures..........................     2,325       2,626       4,270       5,283
Dispensing Equipment Group
  Net sales(3)..................................  $ 40,355    $ 41,577    $ 74,096    $ 77,411
  Operating income(2)(4)........................     7,617       7,595      11,756      13,229
  Operating margin(2)(4)........................      18.9%       18.3%       15.9%       17.1%
  Depreciation and amortization(2)..............  $  1,420    $  1,278    $  3,015    $  2,702
  Capital expenditures..........................       861       1,591       1,777       2,703
Other Engineered Products Group
  Net sales(3)..................................  $ 42,177    $ 41,333    $ 82,541    $ 83,612
  Operating income(2)(4)........................     6,596       7,356      12,251      14,137
  Operating margin(2)(4)........................      15.6%       17.8%       14.8%       16.9%
  Depreciation and amortization(2)..............  $  1,322    $  1,181    $  2,587    $  2,524
  Capital expenditures..........................     1,370       1,429       2,830       2,919
Company
  Net sales(3)..................................  $190,430    $192,622    $365,366    $380,017
  Before goodwill and trademark amortization(2):
     Operating income before restructuring(4)...    28,267      29,833      50,773      55,912
     Operating margin before restructuring(4)...      14.8%       15.5%       13.9%       14.7%
  Depreciation and amortization(2)..............  $  7,643    $  7,273    $ 15,348    $ 14,916
  As reported:
     Operating income(2)(4).....................    28,160      26,241      50,666    $ 43,077
     Operating margin(2)(4).....................      14.8%       13.6%       13.9%       11.3%
  Depreciation and amortization(5)..............  $  7,643    $ 10,865    $ 15,348    $ 22,090
  Capital expenditures..........................     4,660       5,807       9,045      11,110

---------------

(1) Includes acquisition of Versa-Matic Tool, Inc. (June 2001) in the Pump Products Group.

(2) IDEX discontinued amortizing goodwill and trademark amortization as of January 1, 2002, in accordance with SFAS No. 142 as further explained in
    Note 4 to the consolidated financial statements. To facilitate comparison of segment operating results, prior-period goodwill and trademark amortization now are treated as a corporate cost rather than a segment cost and the information for 2001 was reclassified accordingly.

(3) Group net sales include intersegment sales.

(4) IDEX took actions in 2002 and 2001 to downsize operations to lower its cost structure. Group operating income in these years excludes net unallocated corporate operating expenses and the restructuring charges. In June 2002, IDEX reversed $1.2 million of certain accrued restructuring expenses initially recorded during 2001. The reversal primarily resulted from higher than anticipated proceeds on asset sales. The restructuring charges of $107 (net of reversal amount of $1.2 million) and $5,661 were included with corporate and other in 2002 and 2001, respectively, and were not assigned to the individual group segments. Had the Company allocated the 2002 restructuring charge, this would have been assigned to the groups as follows: Pump Products (income of $736), Dispensing Equipment (expense of $121) and Other Engineered Products (expense of $722). Had the Company allocated the 2001 restructuring charge, this would have been assigned to the groups as follows: Pump Products ($4,623), Dispensing Equipment ($592) and Other Engineered Products ($446).

(5) Excludes amortization of debt issuance expenses.

     Gross profit of $74.1 million in the second quarter of 2002 increased by $3.4 million, or 5%, from 2001. Gross profit as a percent of sales was 38.9% in 2002 and increased from 36.7% in 2001. The improved gross margins reflected lower material costs from our global sourcing activities and cost savings actions taken in 2001 to consolidate certain production facilities. Selling, general and administrative expenses increased to $45.9 million in 2002 from $41.0 million in 2001, and as a percent of net sales, were 24.1%, up from 21.3% in 2001. The increase in selling, general and administrative expenses resulted from several factors, including the impact of acquisitions and the reinvestment in the business to drive organic growth. In accordance with the new accounting rule, we discontinued amortizing goodwill and trademark amortization as of January 1, 2002. As a result, we recorded no goodwill amortization expense in the second quarter of 2002 compared with $3.5 million in the comparable quarter of last year. We also recorded a net restructuring charge of $0.1 million in the second quarter of 2002.

     Operating income increased by $1.9 million, or 7%, to $28.2 million in 2002 from $26.2 million in 2001, primarily reflecting goodwill amortization partially offset by the effects of lower current year sales volume. Second quarter 2002 operating margins were 14.8% of sales. Compared on the same accounting basis (excluding goodwill amortization in accordance with new accounting rules effective January 1, 2002), margins showed a .7 percentage point decline from the second quarter 2001 but were 1.9 percentage points above the first quarter of 2002. The sequential margin improvement was largely attributable to the increase in sales volume in the second quarter compared to the first.

     In the Pump Products Group, operating income of $18.5 million and operating margin of 16.8% in 2002 compared to the $18.6 million and 16.9% recorded in 2001. Operating income for the Dispensing Equipment Group was unchanged at $7.6 million while operating margins declined slightly from 18.9% last year to 18.3% in this year's second quarter. Operating income in the Other Engineered Products Group of $6.6 million and operating margin of 15.6% in 2002 decreased from $7.4 million and 17.8% achieved in 2001.

     Other income remained virtually unchanged at $0.1 million in the second quarter of 2002 compared to $0.2 million during the same period last year.

     Interest expense decreased to $3.9 million in the second quarter of 2002 from $5.2 million in 2001. This reduction was principally attributable to significantly lower debt levels this year due to debt paydowns from operating cash flow and proceeds from the common stock offering.

     The provision for income taxes increased to $8.8 million in 2002 from $8.2 million in 2001. The effective tax rate decreased to 36.0% in 2002 from 38.8% in 2001 primarily due to the discontinuation of recording goodwill amortization in 2002 which included certain nondeductible amounts for tax purposes.

     Net income for the current quarter was $15.6 million, 20% higher than the $13.0 million earned in the second quarter of 2001. Second quarter diluted earnings per share of $.48 were improved from last year's second quarter of $.42 due to goodwill amortization in 2001. Compared on the same accounting basis diluted earnings per share for the second quarter were $.03 lower than the $.51 earned last year before goodwill amortization. Compared to the first quarter of 2002, diluted earnings per share in the second quarter improved $.11 or 30%.

PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD OF 2001

     Orders, sales, net income and earnings per share were lower for the first six months of 2002 compared with last year. New orders for the first half of 2002 totaled $372.8 million and were 2% below the prior year. Excluding the Versa-Matic acquisition (June 2001), orders were 4% lower than in the first six months of 2001.

     Sales in the first six months decreased 4% to $365.4 million from $380.0 million a year ago. Acquisitions accounted for a 2% improvement, which was offset by a 6% decline in base business sales as stronger business conditions prevailed in the manufacturing sector last year. Domestic sales declined 3% and international sales were lower by 5%.

     In the first half of 2002, the Pump Products Group contributed 58% of sales and 59% of operating income, the Dispensing Equipment Group accounted for 20% of both sales and operating income, and the

Engineered Products Group represented 22% of sales and 21% of operating income. Sales to international customers were 41% of the total, down slightly from 42% last year.

     Pump Products Group sales of $212.2 million decreased by $8.0 million or 4% for the six months ended June 30, 2002 compared with 2001. Acquisitions accounted for a 3% sales improvement, but this was more than offset by a 7% decline in base business activity. In the first six months of 2002, domestic sales declined by 1%, and international sales declined by 8% compared to the first half of 2001. Excluding acquisitions, base U.S. sales volume decreased 5%, while base international sales decreased by 10%. Sales to customers outside the U.S. decreased slightly to 35% of total group sales in 2002 from 36% in 2001.

     Dispensing Equipment Group sales of $74.1 million decreased $3.3 million, or 4%, in the first half of 2002 compared with the same period of last year. Base business volume was down 4% from 2001. Domestic sales decreased by 1%, and international sales were down 6% from last year. Sales to customers outside the U.S. were 57% of total group sales in 2002, down from 58% in 2001.

     Other Engineered Products sales of $82.5 million decreased by $1.1 million, or 1%, in the first six months of 2002 compared with 2001. In the first six months of 2002, domestic sales decreased by 3%, while international sales increased by 2%. Sales to customers outside the U.S. were 42% of total group sales in 2002, up from 40% in 2001.

     Gross profit of $139.6 million in the first six months of 2002 was essentially equal to 2001. As a percent of sales, gross profit was 38.2% in 2002 which represents an increase from 36.7% in 2001. The improved gross margin primarily reflected lower material costs from our increased global sourcing activities and savings from actions taken within the last year to consolidate certain production facilities. Selling, general and administrative expenses increased to $88.8 million in 2002 from $83.8 million in 2001 and as a percent of net sales were 24.3%, up from 22.0% in 2001. The increase in selling, general and administrative expenses resulted from several factors, including the impact of acquisitions and the reinvestment in the business to drive organic growth. In accordance with the new accounting rule, we discontinued amortizing goodwill and trademarks as of January 1, 2002. As a result, we recorded no goodwill amortization expense in the first half of 2002 compared with $7.0 million last year. We also recorded a net restructuring charge of $0.1 million in the first half of 2002 compared with $5.7 million last year. The restructuring charges were to size our work force and facilities to current business conditions.

     Operating income increased by $7.6 million, or 18%, to $50.7 million in 2002 from $43.1 million in 2001, primarily reflecting goodwill amortization and restructuring recorded in 2001 partially offset by the effects of lower current year sales volume. Operating margins for the first half of 2002 were 13.9% of sales. Excluding 2001 goodwill amortization and restructuring charges, operating income as a percent of sales was 14.7% in 2001. This decline was primarily attributable to lower base business sales volumes in 2002.

     In the Pump Products Group, operating income of $34.9 million and operating margin of 16.4% in 2002 compared to $36.7 million and 16.7% recorded in 2001. Operating income for the Dispensing Equipment Group decreased to $11.8 million from $13.2 million last year, and operating margins declined to 15.9% from 17.1% recorded in 2001. Operating income in the Other Engineered Products Group of $12.3 million and operating margin of 14.8% decreased from the $14.1 million and 16.9% achieved in 2001.

     Other income of $0.3 million in the first six months of 2002 was $0.1 million below 2001.

     Interest expense decreased to $8.6 million in the first half of 2002 from $10.6 million in 2001. The decrease in interest was principally due to lower debt levels resulting from debt paydowns from operating cash flow and proceeds from the common stock offering.

     The provision for income taxes increased to $15.3 million in 2002 from $12.7 million in 2001. The effective tax rate decreased to 36.0% in 2002 from 38.5% in 2001 primarily due to the discontinuation of recording goodwill amortization in 2002, which included certain nondeductible amounts for tax purposes.

     Year-to-date net income was $27.2 million. After adjusting last year's results to exclude restructuring charges and goodwill amortization, this represented a 7% decline from the $29.3 million for the first half of

2001. Compared on the same basis, diluted earnings per share were $.85 this year, down from $.95 a year ago. First half 2001 diluted earnings per share were $.65 on an "as reported" basis.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, working capital was $129.3 million and our current ratio was 2.3 to 1. Cash flow from operations increased by $4.0 million to $54.5 million in the first half of 2002 versus the prior year, principally reflecting lower working capital requirements.

     Cash flow provided from operations was more than adequate to fund capital expenditures of $9.0 million and $11.1 million in the first six months of 2002 and 2001, respectively. Capital expenditures were generally for machinery and equipment which improved productivity, although a portion was for business system technology and repair and replacement of equipment and facilities. Management believes that we have ample capacity in our plant and equipment to meet expected needs for future growth in the intermediate term.

     At June 30, 2002, the maximum amount available under our five-year multi-currency loan and revolving credit facility which terminates in 2006 (Credit Facility) was $300 million, of which $26.0 million was borrowed. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin, and a utilization fee if the total borrowings exceed certain levels. The applicable margin is based on our debt rating and can range from 25 basis points to 100 basis points. The utilization fee can range from zero to 25 basis points. At June 30, 2002, the applicable margin was 80 basis points and the utilization fee was zero. We pay an annual facility fee of 20 basis points on the total facility.

     We and certain of our subsidiaries entered into an agreement in December 2001 with a financial institution under which we collateralized certain receivables for borrowings (Receivables Facility). The Receivables Facility provides for borrowings of up to $50 million depending upon the level of eligible receivables. At June 30, 2002, $25 million was borrowed and included in long-term debt at an interest rate of approximately 3.2% per annum.

     We also have a $20 million demand line of credit (Short-Term Facility), which expires December 1, 2002. Borrowings under the Short-Term Facility are at the bank's reference rate, or based on LIBOR plus 80 basis points per annum. At June 30, 2002 we had no borrowings under this facility.

     We believe the Company will generate sufficient cash flow from operations in 2002 to meet our operating requirements, interest on all borrowings outstanding in long-term debt, any authorized share repurchases, restructuring expenses, approximately $25 million of planned capital expenditures, and approximately $18 million of annual dividend payments to holders of common stock. Since we began operations in January 1988 through June 30, 2002, we have borrowed approximately $815 million under our various credit agreements to complete 20 acquisitions. During this same period we generated, principally from operations, cash flow of $769 million to reduce indebtedness. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, we may obtain all or a portion of the financing for the acquisitions through incurring additional long-term debt. The Credit Facility contains a covenant that limits total debt outstanding to three times operating cash flow. At June 30, 2002, under this covenant we were limited to $350 million of total debt outstanding. Our contractual obligations and commercial commitments include rental payments under operating leases, payments under capital leases, long-term obligations and other long-term obligations arising in the ordinary course of business. We have no off-balance sheet arrangements or material long-term purchase obligations. There are no identifiable events or uncertainties, including the lowering of our credit rating that would accelerate payment or maturity of any of these commitments or obligations.

REGISTRATION STATEMENT FILING FOR COMMON STOCK OFFERING

     On March 8, 2002, we announced the filing of a registration statement on Form S-3 with the Securities and Exchange Commission covering the secondary offering of 2,939,199 shares of common stock owned by IDEX Associates, L.P. On April 10, 2002, we announced that an amendment had been filed to this registration statement to include, in addition to the secondary offering of 2,939,199 shares of IDEX stock owned by IDEX Associates, L.P., the secondary offering of 560,801 shares of IDEX common stock owned by KKR Associates, L.P. and the primary offering of 1,500,000 shares of IDEX common stock. On April 29, IDEX announced the pricing of the public offering $36 per share. Subsequently, the overallotment option was exercised by the underwriter for the sale of an additional 750,000 secondary shares owned by KKR Associates, L.P. bringing the total size of the offering to 5,750,000 shares. The $50.9 million of net proceeds we received was used to repay debt under our revolving credit facility. This increased the amount available for borrowing under the facility, which IDEX intends to use for general corporate purposes, including acquisitions.

NEW ACCOUNTING PRONOUNCEMENT

     We historically have accounted for all business combinations using the purchase method and will continue to use this method for all prospective business combinations. At June 30, 2002, goodwill totaled $469.9 million, which is subject to periodic review for impairment under SFAS No. 142. After reviewing the estimated fair market values, both in the aggregate and at individual business unit reporting levels, we recorded no impairment to goodwill on January 1, 2002 or subsequently. Conditions that indicate an impairment issue that might exist include a long-term economic downturn in a market or a change in the assessment of future operations. If such a condition is identified, an assessment will be performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. If a goodwill impairment exists, we would reflect a non-cash charge to our results of operations in that period.

     The pronouncement also requires that goodwill and certain intangible assets with indefinite lives no longer be amortized to earnings. In accordance with this rule, we discontinued amortizing goodwill and trademark assets on January 1, 2002. Had the new accounting pronouncement been adopted on January 1, 2001, reported diluted earnings per share would have increased $.18 for the first half of 2001.

RESTRUCTURING ACTIONS

     As a direct result of the depressed business environment in 2002 and 2001, Company management took actions to downsize operations to be consistent with reduced business activity levels. In June 2002, IDEX reversed $1.2 million of certain accrued restructuring expenses initially recorded in 2001. The reversal primarily resulted from higher than anticipated proceeds on asset sales. A restructuring charge of $107 (net of reversal amount of $1.2 million) was recorded in the second quarter of 2002. A total restructuring charge of $11.2 million was taken in 2001 that affected all three business groups and included a charge of $5.7 million ($3.5 million after tax, or $.12 per diluted share) in the first half of 2001. At June 30, 2002, the amount remaining in accrued expenses for the restructuring program was $2.6 million. It is expected that the restructuring accrual will be utilized during 2002. These actions were necessary to appropriately size IDEX's businesses, lower costs and improve efficiencies. The annual savings from these actions will exceed the total charge recorded. Excluding the restructuring charge in the first half of 2001, diluted earnings per share would have increased by another $.12 to $.95 after adding back the effect of goodwill and trademark amortization expense as explained in the New Accounting Pronouncement section above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $210.9 million of total debt outstanding at June 30, 2002. Approximately 27% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $284,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will from time to time enter into interest rate swaps on our debt when we believe there is a clear financial advantage for doing so. A formalized treasury risk management policy adopted by the Board of Directors exists that describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on our outstanding long-term debt.

     Our foreign currency exchange rate risk is limited principally to the euro and British pound. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of the products.

                           PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS. IDEX and five of its subsidiaries have been named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. IDEX does not believe that its subsidiaries manufactured any such components, which were acquired from third party suppliers. To date, all of the Company's settlements and legal costs, except for costs of coordination, administration, and insurance investigation, have been covered in full by insurance. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them.

       Claims have been filed principally in Illinois, Michigan, Mississippi, New Jersey, Ohio, and Pennsylvania. A few claims have been settled for minimal amounts and some have been dismissed without payment. None have been tried.

       No provision has been made in the financial statements of the Company, and IDEX does not currently believe the asbestos-related claims will have a material adverse effect on the Company's business or financial position. The outcome of asbestos claims, however, is inherently uncertain and always difficult to predict. Consequently, IDEX cannot give any assurance that the resolution of such claims will be not significant in the future.

       IDEX is also party to various other legal proceedings arising in ordinary course of business, none of which are expected to have a material adverse effect on its business, financial condition or results of operations.

ITEM 2.CHANGES IN SECURITIES. Not Applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.OTHER INFORMATION. None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits:

           The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

       (b) Reports on Form 8-K:

           On April 10, IDEX Corporation announced that it expected to report net income per diluted common share of 37 cents for the first quarter of 2002. Sales for the quarter were projected to total $175 million and orders written to total approximately $184 million. First quarter earnings were to be announced on Tuesday, April 16, 2002.

           On April 16, IDEX Corporation reported that orders, sales and earnings for the three months ended March 31, 2002, were improving from fourth quarter levels but lower than the comparable quarter of last year. Sales in the first quarter were $174.9 million, net income was $11.5 million and diluted earnings per share were $.37.

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

August 13, 2002

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