Form 10-Q
period 2002-09-30
IDEX CORP /DE/
filed 2002-11-14
CIK 832101

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

                            Yes [X]          No [ ]

     Number of shares of common stock of IDEX Corporation outstanding as of October 31, 2002: 32,458,881.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................    $  6,088        $  4,972
  Receivables -- net........................................     105,605          93,053
  Inventories...............................................     104,152         104,111
  Other current assets......................................      12,761          12,767
                                                                --------        --------
       Total current assets.................................     228,606         214,903
Property, plant and equipment -- net........................     146,895         144,146
Goodwill -- net.............................................     518,574         454,560
Intangible assets -- net....................................      13,126          12,776
Other noncurrent assets.....................................      12,080          12,419
                                                                --------        --------
       Total assets.........................................    $919,281        $838,804
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable....................................    $ 51,420        $ 41,260
  Dividends payable.........................................       4,544           4,303
  Accrued expenses..........................................      46,776          41,775
                                                                --------        --------
       Total current liabilities............................     102,740          87,338
Long-term debt..............................................     249,572         291,820
Other noncurrent liabilities................................      66,450          58,534
                                                                --------        --------
       Total liabilities....................................     418,762         437,692
                                                                --------        --------
Shareholders' equity
  Common stock, par value $.01 per share
     Shares issued and outstanding: 2002 -- 32,458,781;
     2001 -- 30,763,193.....................................         325             308
  Additional paid-in capital................................     182,173         124,658
  Retained earnings.........................................     324,012         295,489
  Accumulated other comprehensive income (loss).............         859         (12,149)
  Treasury stock, at cost: 2002 -- 59,350 and 2001 -- 29,215
     shares.................................................      (1,945)           (865)
  Unearned compensation on restricted stock.................      (4,905)         (6,329)
                                                                --------        --------
       Total shareholders' equity...........................     500,519         401,112
                                                                --------        --------
       Total liabilities and shareholders' equity...........    $919,281        $838,804
                                                                ========        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THIRD QUARTER ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2002       2001       2002       2001
                                                     --------   --------   --------   --------
Net sales..........................................  $189,105   $178,137   $554,471   $558,154
Cost of sales......................................   117,491    113,480    343,294    354,012
                                                     --------   --------   --------   --------
Gross profit.......................................    71,614     64,657    211,177    204,142
Selling, general and administrative expenses.......    44,669     42,302    133,459    126,080
Goodwill amortization (Note 4).....................        --      3,571         --     10,540
Restructuring charge (Note 5)......................        --         --        107      5,661
                                                     --------   --------   --------   --------
Operating income...................................    26,945     18,784     77,611     61,861
Other (expense) income -- net......................      (398)        24        (61)       429
                                                     --------   --------   --------   --------
Income before interest expense and income taxes....    26,547     18,808     77,550     62,290
Interest expense...................................     3,951      5,206     12,525     15,807
                                                     --------   --------   --------   --------
Income before income taxes.........................    22,596     13,602     65,025     46,483
Provision for income taxes.........................     7,810      5,418     23,084     18,077
                                                     --------   --------   --------   --------
Net income.........................................  $ 14,786   $  8,184   $ 41,941   $ 28,406
                                                     ========   ========   ========   ========
Basic earnings per common share (Note 4)...........  $    .46   $    .27   $   1.33   $    .94
                                                     ========   ========   ========   ========
Diluted earnings per common share (Note 4).........  $    .45   $    .26   $   1.30   $    .92
                                                     ========   ========   ========   ========
Share data:
Weighted average common shares outstanding.........    32,245     30,331     31,475     30,155
                                                     ========   ========   ========   ========
Weighted average common shares outstanding assuming
  full dilution....................................    32,883     31,225     32,352     31,026
                                                     ========   ========   ========   ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                  COMMON                 ACCUMULATED
                                 STOCK &                    OTHER                    UNEARNED
                                ADDITIONAL              COMPREHENSIVE              COMPENSATION        TOTAL
                                 PAID-IN     RETAINED      (LOSS)       TREASURY   ON RESTRICTED   SHAREHOLDERS'
                                 CAPITAL     EARNINGS      INCOME        STOCK         STOCK          EQUITY
                                ----------   --------   -------------   --------   -------------   -------------
Balance, December 31, 2001....   $124,966    $295,489      $(12,149)    $  (865)      $(6,329)       $401,112
                                 --------    --------      --------     -------       -------        --------
Net Income....................                 41,941                                                  41,941
Other comprehensive income
  Unrealized derivative
     gains....................                                  140                                       140
  Unrealized translation
     adjustment...............                               12,868                                    12,868
                                             --------      --------                                  --------
     Other comprehensive
       income.................                     --        13,008                                    13,008
                                             --------      --------                                  --------
     Comprehensive income.....                 41,941        13,008                                    54,949
                                             --------      --------                                  --------
Issuance of 1,500,000 shares
  of common stock.............     50,920                                                              50,920
Issuance of 254,938 shares of
  common stock from exercise
  of stock options and
  deferred compensation
  plans.......................      6,612                                                               6,612
Amortization of restricted
  stock.......................                                                          1,424           1,424
Restricted shares surrendered
  for tax withholdings........                                           (1,080)                       (1,080)
Cash dividends
  declared -- $.42 per common
  share outstanding...........                (13,418)                                                (13,418)
                                 --------    --------      --------     -------       -------        --------
Balance, September 30, 2002...   $182,498    $324,012      $    859     $(1,945)      $(4,905)       $500,519
                                 ========    ========      ========     =======       =======        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                  2002          2001
                                                              ------------   -----------
Cash flows from operating activities
Net income..................................................   $   41,941     $  28,406
Adjustments to reconcile to net cash provided by operations:
  Depreciation and amortization.............................       20,942        20,582
  Amortization of intangibles...............................          424        11,671
  Amortization of unearned compensation.....................        1,424         1,424
  Amortization of debt issuance expenses....................          435           246
  Deferred income taxes.....................................        5,515         3,434
  (Increase) decrease in receivables........................       (9,889)        7,817
  Decrease in inventories...................................        3,135        13,477
  Increase (decrease) in trade accounts.....................        9,626        (2,069)
  Increase in accrued expenses..............................        4,007         3,053
  Other -- net..............................................        8,749        (5,083)
                                                               ----------     ---------
     Net cash flows from operating activities...............       86,309        82,958
                                                               ----------     ---------
Cash flows from investing activities
  Additions to property, plant and equipment................      (13,114)      (16,291)
  Acquisition of businesses (net of cash acquired)..........      (69,536)     (129,762)
                                                               ----------     ---------
     Net cash flows from investing activities...............      (82,650)     (146,053)
                                                               ----------     ---------
Cash flows from financing activities
  Borrowings under credit facilities for acquisitions.......       69,536       129,762
  Net repayments under credit facilities....................     (111,841)      (58,210)
  Repayments of other long-term debt........................         (645)       (3,760)
  Proceeds from issuance of common stock....................       50,920            --
  Decrease in accrued interest..............................       (3,001)       (2,151)
  Dividends paid............................................      (13,177)      (12,765)
  Proceeds from stock option exercises......................        5,665         8,156
                                                               ----------     ---------
     Net cash flows from financing activities...............       (2,543)       61,032
                                                               ----------     ---------
Net increase (decrease) in cash.............................        1,116        (2,063)
Cash and cash equivalents at beginning of year..............        4,972         8,415
                                                               ----------     ---------
Cash and cash equivalents at end of period..................   $    6,088     $   6,352
                                                               ==========     =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................   $   15,960     $  18,204
  Income taxes..............................................       17,596         9,459
Significant non-cash activities:
Debt assumed upon acquisition of businesses.................        1,886         2,931

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BUSINESS

     IDEX is a leading global manufacturer of fluid handling products and other specialized industrial equipment. We manufacture an extensive array of engineered industrial products sold to customers in a variety of industries around the world. The Company believes that each of its principal business units holds the number-one or number-two market share position in the niche markets it serves. The Company believes that its financial performance has been attributable to its expertise in designing and manufacturing quality products, coupled with its ability to identify and successfully integrate strategic acquisitions. IDEX reports results in three segments: Pump Products Group, Dispensing Equipment Group, and Other Engineered Products Group.

     Pump Products Group. The Pump Products Group produces a wide variety of pumps, compressors, flow meters and related controls for the movement of liquids, air and gases. The devices and equipment produced by this group are used by a large and diverse set of industries including chemical processing, machinery, water treatment, medical equipment, liquid petroleum gas distribution, oil and refining, food and beverage, biotech, and drug processing. The seven business units that comprise this group are Gast Manufacturing, Liquid Controls, Micropump, Pulsafeeder, Rheodyne, Viking Pump and Warren Rupp.

     Dispensing Equipment Group. The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes; refinishing equipment; and centralized lubrication systems. This equipment is used in a variety of retail and commercial industries around the world. This group provides equipment, systems, and service for applications such as tinting paints and coatings, industrial and automotive refinishing, and the precise lubrication of machinery and transportation equipment. The three business units that comprise this group are FAST, Fluid Management and Lubriquip.

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

2. SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the Company and its subsidiaries. Significant intercompany transactions and accounts have been eliminated.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent asset and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition. IDEX recognizes revenue from product sales upon shipment. Customary terms are FOB shipping point. The Company, based on its experience, estimates and records provisions for sales returns, sales allowances and original warranties in the period the related products are sold.

     Cash Equivalents. The Company considers all highly liquid debt instruments purchased with a maturity of three or fewer months to be cash equivalents.

     Inventories. Inventories are stated at the lower of cost or market. Cost, which includes labor, material and factory overhead, is determined on the first-in, first-out (FIFO) basis or the last-in, first-out (LIFO)

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

basis. Generally for other than newly introduced products, a reserve for excess inventory is recorded for inventory on hand in excess of one year of historical usage. An obsolescence reserve is recorded for inventory made obsolete by marketplace, product or engineering changes.

     Debt Expenses. Expenses incurred in securing and issuing debt are amortized over the life of the related debt.

     Depreciation and Amortization. Depreciation is recorded using the straight-line method. The estimated useful lives used in the computation of depreciation are as follows:

Land improvements...........................................   10 to 12 years
Buildings and improvements..................................    3 to 30 years
Machinery and equipment and engineering drawings............    3 to 12 years
Office and transportation equipment.........................    3 to 10 years

     Identifiable intangible assets are amortized over their estimated useful lives using the straight-line method. Cost in excess of net assets acquired is amortized over a period of 30 to 40 years for periods prior to 2002.

     The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation or amortization period or to the unamortized balance is warranted. This evaluation is based on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are used.

     Research and Development Expenditures. Costs associated with research and development are expensed in the year incurred and included in cost of sales.

     Reclassifications. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

3. BUSINESS SEGMENTS

     Information on IDEX's business segments is presented below, based on the nature of products and services offered. IDEX evaluates performance based on several factors, of which operating income is the primary financial measure. The accounting policies of the business segments are described in Note 2. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                             THIRD QUARTER ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------------   -------------------
                                               2002       2001       2002       2001
                                             --------   --------   --------   --------
Net sales
  Pump Products
     From external customers...............  $113,015   $105,092   $323,793   $324,087
     Intersegment sales....................       770        711      2,171      1,891
                                             --------   --------   --------   --------
          Total group sales................   113,785    105,803    325,964    325,978
                                             --------   --------   --------   --------
  Dispensing Equipment
     From external customers...............    32,710     32,441    104,758    109,852
     Intersegment sales....................         1         --          1         --
                                             --------   --------   --------   --------
          Total group sales................    32,711     32,441    104,759    109,852
                                             --------   --------   --------   --------
  Other Engineered Products
     From external customers...............    43,380     40,604    125,920    124,215
     Intersegment sales....................        --         --          1          1
                                             --------   --------   --------   --------
          Total group sales................    43,380     40,604    125,921    124,216
                                             --------   --------   --------   --------
  Intersegment elimination.................      (771)      (711)    (2,173)    (1,892)
                                             --------   --------   --------   --------
          Total net sales..................  $189,105   $178,137   $554,471   $558,154
                                             ========   ========   ========   ========
Operating income(1)
  Pump Products............................  $ 20,165   $ 15,473   $ 55,044   $ 52,175
  Dispensing Equipment.....................     4,006      4,349     15,762     17,578
  Other Engineered Products................     7,050      6,451     19,301     20,588
  Corporate office and other...............    (4,276)    (3,816)   (12,496)   (11,972)
  Goodwill and trademark amortization......        --     (3,673)        --    (10,847)
  Restructuring charge.....................        --         --       (107)    (5,661)
                                             --------   --------   --------   --------
          Total operating income...........  $ 26,945   $ 18,784   $ 77,611   $ 61,861
                                             ========   ========   ========   ========

---------------

(1) IDEX discontinued goodwill and trademark amortization as of January 1, 2002, in accordance with SFAS No. 142 as further explained in Note 4. To facilitate comparison of segment operating results, prior-period goodwill and trademark amortization are treated as a corporate expense rather than a segment cost and the information for 2001 was reclassified accordingly. The restructuring charges of $107 (net of reversal amount of $1,221) and $5,661 in 2002 and 2001 nine-month periods, respectively, were not assigned to the individual group segments. Had the Company allocated the 2002 restructuring charge, it would have been assigned to the nine month period as follows:
    Pump Products (income of $736), Dispensing Equipment (expense of $121) and Other Engineered Products (expense of $722). Had the Company allocated the 2001 restructuring charge, the charge would have been assigned to the nine month period as follows: Pump Products ($4,623), Dispensing Equipment ($592) and Other Engineered Products ($446).

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes the accounting and reporting standards for intangible assets and goodwill. It eliminates the amortization of goodwill and certain intangible assets to earnings, but instead these assets should be reviewed periodically for impairment. IDEX adopted SFAS No. 142 on January 1, 2002. After reviewing the estimated fair market values, both in the aggregate and at its 11 individual reporting units, no impairment to goodwill and other intangible assets was recorded on January 1, 2002. Had the new pronouncement been adopted on January 1, 1999, IDEX's net income and EPS would have been as follows:

                            THIRD QUARTER ENDED   NINE MONTHS ENDED       TWELVE MONTHS ENDED
                               SEPTEMBER 30,        SEPTEMBER 30,            DECEMBER 31,
                            -------------------   -----------------   ---------------------------
                              2002       2001      2002      2001      2001      2000      1999
                            --------   --------   -------   -------   -------   -------   -------
Net income
  Net income as
     reported.............  $14,786    $ 8,184    $41,941   $28,406   $32,710   $63,445   $54,428
  Goodwill amortization...       --      2,742         --     8,217    11,175     9,290     8,983
  Trademark
     amortization.........       --         64         --       193       258       234       227
                            -------    -------    -------   -------   -------   -------   -------
  Adjusted net income.....  $14,786    $10,990    $41,941   $36,816   $44,143   $72,969   $63,638
                            =======    =======    =======   =======   =======   =======   =======
Basic EPS
  Net income as
     reported.............  $   .46    $   .27    $  1.33   $   .94   $  1.08   $  2.13   $  1.84
  Goodwill amortization...       --        .09         --       .27       .37       .31       .30
  Trademark
     amortization.........       --         --         --       .01       .01       .01       .01
                            -------    -------    -------   -------   -------   -------   -------
  Adjusted net income.....  $   .46    $   .36    $  1.33   $  1.22   $  1.46   $  2.45   $  2.15
                            =======    =======    =======   =======   =======   =======   =======
Diluted EPS
  Net income as
     reported.............  $   .45    $   .26    $  1.30   $   .92   $  1.05   $  2.07   $  1.81
  Goodwill amortization...       --        .08         --       .26       .36       .30       .30
  Trademark
     amortization.........       --        .01         --       .01       .01       .01       .01
                            -------    -------    -------   -------   -------   -------   -------
  Adjusted net income.....  $   .45    $   .35    $  1.30   $  1.19   $  1.42   $  2.38   $  2.12
                            =======    =======    =======   =======   =======   =======   =======
Weighted average shares
  outstanding
  Basic...................   32,245     30,331     31,475    30,155    30,222    29,726    29,544
                            =======    =======    =======   =======   =======   =======   =======
  Full diluted............   32,883     31,225     32,352    31,026    31,047    30,632    30,085
                            =======    =======    =======   =======   =======   =======   =======

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to impact the Company's financial position, liquidity, or results of operations.

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

5. RESTRUCTURING CHARGE

     IDEX took actions in 2002 and 2001 to downsize operations to lower its cost structure. These steps, which were taken in three separate quarters, were necessary to appropriately size the Company's production capacity to match the declining levels of demand for a broad range of products. The restructuring actions affected multiple employee groups in approximately twenty locations across all 11 of our operating business units. No business activities or product lines were abandoned. All costs of the restructuring activities were charged to expense and included in the single caption "Restructuring Charge" on the face of the Statements of Consolidated Operations. The restructuring charges included employee severance, fringe benefits, outplacement fees, idle facility carrying costs, lease termination costs, the loss on sale of equipment, and the loss on disposal of two manufacturing facilities owned by the Company. Determination of the restructuring charges was based on the estimated severance benefits paid to terminated employees, the net book value of surplus assets less expected proceeds and estimated other costs.

     In June 2002, IDEX reversed $1,221 of accrued restructuring expenses initially recorded during 2001. Of this reversal, $1,090 was attributable to the fact that the Company was able to sell one manufacturing facility for more than the appraisal value submitted by an independent appraiser at the time the restructuring plan was adopted.

     The restructuring costs are separately identified in the statement of consolidated operations and resulted in the following charges to operations:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                2002      2001
                                                              --------   -------
Pretax income charge........................................  $ 1,328    $5,661
Reversal of 2001 charges....................................   (1,221)       --
                                                              -------    ------
Total pretax charge.........................................      107     5,661
Income taxes................................................       39     2,152
                                                              -------    ------
Total charge after taxes....................................  $    68    $3,509
                                                              =======    ======

     The balance sheet at September 30, 2002, and December 31, 2001, included accrued restructuring costs of $1,936 and $5,479, respectively, in "accrued expenses." Restructuring charges and spending associated with the restructuring actions were as follows:

                                              EMPLOYEE               IDLE FACILITY
                                             TERMINATION    FIXED      COSTS AND
                                                COSTS      ASSETS        OTHER        TOTAL
                                             -----------   -------   -------------   -------
Balance January 1, 2001....................    $    --     $    --       $  --       $    --
Restructuring charge -- first quarter
  2001.....................................      4,137         966         558         5,661
Restructuring charge -- fourth quarter
  2001.....................................      3,424       1,774         367         5,565
Deductions.................................     (5,462)         (2)       (283)       (5,747)
                                               -------     -------       -----       -------
Balance December 31, 2001..................      2,099       2,738         642         5,479
Restructuring charge -- second quarter
  2002.....................................        948         139         241         1,328
Reversal of 2001 charges...................       (131)     (1,090)         --        (1,221)
Deductions.................................     (2,057)     (1,046)       (547)       (3,650)
                                               -------     -------       -----       -------
Balance September 30, 2002.................    $   859     $   741       $ 336       $ 1,936
                                               =======     =======       =====       =======

                       IDEX CORPORATION AND SUBSIDIARIES

        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND NUMBER OF EMPLOYEES)
                                  (UNAUDITED)

     The deductions in 2002 were $2,604 cash and $1,046 non-cash. The non-cash deductions in 2002 consisted of losses on sale of facilities and disposals of fixed assets. There were no non-cash deductions in 2001. The cash requirements for the restructuring plans did not have a significant impact on the Company's liquidity. The restructuring actions resulted in the termination of 508 employees, both hourly and salaried, across all eleven business units, representing approximately 12% of our labor force. The three restructurings taking place in the first quarter 2001, fourth quarter 2001, and second quarter 2002 led to 250, 231, and 27 employee terminations, respectively. As of September 30, 2002, substantially all employee terminations planned have been completed. It is expected that the restructuring accrual will be fully utilized by December 31, 2002. The estimated future usage is $1,195 in cash items consisting primarily of severance payments to terminated employees who elected to receive these benefits over time and $741 for non-cash items related to expected losses on the disposal of fixed assets. All expenditures have been funded with cash from operations.

     The annualized savings from these actions are expected to exceed the total restructuring charges recorded. These restructuring actions will result in decreased employee costs and depreciation expense charged to cost of sales and selling, general and administrative expense of approximately $12,000 and $8,000 per annum, respectively.

6. ACQUISITIONS

     On October 2, IDEX acquired Wrightech Corporation based in Waukesha, Wisconsin. Wrightech is a small manufacturer of stainless-steel positive displacement pumps and replacement parts for the sanitary product marketplace. This market includes beverage, food processing, pharmaceutical, cosmetics and other industries that require sanitary processing. It will operate as part of Viking Pump.

     On July 18, the Company acquired Rheodyne, L.P. based in Rohnert Park, California. Rheodyne, with sales of approximately $23,000 is a manufacturer of injectors, valves, fittings and accessories for the analytical instrumentation market. Its products are used by manufacturers of high performance liquid chromatography (HPLC) equipment servicing the pharmaceutical, biotech, life science, food and beverage, and chemical markets. This acquisition became IDEX's twelfth stand-alone business unit and its activities are closely coordinated with those of Ismatec, Micropump and Trebor.

     On April 19, IDEX completed the acquisition of Halox Technologies, Inc., a small Bridgeport, Connecticut-based manufacturer of point-of-use chlorine dioxide equipment. Its products safely produce chlorine dioxide for use in water treatment and disinfectant applications. Chlorine dioxide is a very effective biocide treatment of legionella and other water-borne pathogens. Halox products can be used in a wide variety of end markets including food and beverage, cooling towers and potable water treatment. This acquisition operates as part of Pulsafeeder.

     The total cost for acquisitions completed in the first nine months was $71,549 of which $69,663 was paid in cash and $1,886 was assumed as debt. Goodwill recognized as part of these acquisitions was estimated to be $55,381 all of which was assigned to the Pump Products Group.

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

7. EARNINGS PER COMMON SHARE

     Earnings per common share (EPS) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method, unvested restricted shares, and shares issuable in connection with certain deferred compensation agreements (DCUs). Basic weighted average shares reconciles to diluted weighted average shares as follows:

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------    ------------------
                                                   2002       2001       2002       2001
                                                  -------    -------    -------    -------
Basic weighted average common shares
  outstanding...................................  32,245     30,331     31,475     30,155
Dilutive effect of stock options, unvested
  restricted shares, and DCUs...................     638        894        877        871
                                                  ------     ------     ------     ------
Weighted average common shares outstanding
  assuming full dilution........................  32,883     31,225     32,352     31,026
                                                  ======     ======     ======     ======

8. INVENTORIES

     The components of inventories as of September 30, 2002, and December 31, 2001, were:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
Raw materials...............................................    $ 41,699        $ 38,813
Work-in-process.............................................      11,874          11,797
Finished goods..............................................      50,579          53,501
                                                                --------        --------
  Total.....................................................    $104,152        $104,111
                                                                ========        ========

     Those inventories which were carried on a LIFO basis amounted to $88,215 and $87,661 at September 30, 2002, and December 31, 2001, respectively. The impact on earnings of using the LIFO method is not material.

9. DERIVATIVE INSTRUMENTS

     IDEX uses derivative financial instruments principally to manage the risk that changes in interest rates will affect either the fair value of its debt obligations or the amount of its future interest payments. At December 31, 2001, the Company had two interest rate swaps, expiring in March 2002, which effectively converted $52,288 of floating rate debt into fixed rate debt at interest rates approximating 5.6%. There were no swap agreements outstanding at September 30, 2002. The net gain or loss on these interest rate swap contracts was not material during the first nine months of 2002.

10. COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at September 30, 2002, and December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HISTORICAL OVERVIEW AND OUTLOOK

     We sell a broad range of pump products, dispensing equipment and other engineered products to a diverse customer base in the United States and other countries around the world. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where our products are sold and by the relationship of the U.S. dollar to other currencies. Among the factors that influence the demand for IDEX's products are interest rates, levels of capacity utilization and capital spending in certain industries, and overall industrial activity.

     IDEX has a history of achieving above-average operating margins. The Company's operating margins have exceeded the average operating margin of the companies that comprise the Value Line Corporate Index (VLCI) every year since 1988, except for 2001, which was impacted by the recession and restructuring actions. IDEX views the VLCI operating performance statistics as a proxy for an average industrial company. IDEX's operating margins are influenced by, among other things, utilization of facilities as sales volumes change and inclusion of newly-acquired businesses. Newly-acquired businesses may have lower operating margins than the Company's operating margins and, prior to 2002, those margins were further reduced by amortization of goodwill and intangible assets. Beginning in 2002, we are no longer required to amortize to earnings these assets with indefinite lives in accordance with new accounting rules. Instead, we review these assets for impairment periodically.

     For the three months ended September 30, 2002, we reported higher orders, sales and operating income from the comparable quarter of last year but slightly lower sales and profits than this year's second quarter. New orders for the third quarter totaled $188.0 million, 10% higher than the same period last year, but unchanged from this year's second quarter. Excluding the impact of the Versa-Matic (June 2001), Halox (April 2002), and Rheodyne (July 2002) acquisitions and foreign currency translation, orders were 4% higher than in the third quarter of 2001. During the first nine months of this year, IDEX built $6.3 million of backlog. At September 30, the Company had a typical unfilled order backlog in orders of slightly over one month's sales.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. While clearly economic conditions so far this year have improved from last year's second half, we have not seen any meaningful order growth for the last three quarters. As a result, sales and earnings have been essentially flat for the last two quarters. Unfortunately, we are not in the position to project how the economy will perform in the near term. As a short-cycle business, our financial performance depends on the current pace of incoming orders, and we have very limited visibility of future business conditions. We believe IDEX is well positioned for earnings improvement as the economy strengthens. This is based on our lower cost structures resulting from recent restructuring actions; our operational excellence initiatives of Lean, Kaizen, Six Sigma, global sourcing and eBusiness; and using IDEX's strong cash flow to cut debt and interest expense. In addition, we continue to pursue acquisitions -- like Rheodyne, Halox, and Wrightech -- to drive the Company's longer-term profitable growth.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     The preceding paragraph and the "Liquidity and Capital Resources" sections of this management's discussion and analysis of our operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended. Such statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as "anticipate," "estimate," "plans," "expects," "projects," "should," "will," "management believes," "the Company believes," "the Company intends" and similar words or phrases. Such statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties are more fully detailed in our registration statement on Form S-3 filed with the Securities and Exchange Commission, Registration No. 333-99591. These risks include, but are not limited to, the following: economic and political consequences resulting from the September 11, 2001 terrorist attacks; levels of industrial activity and economic conditions in the U.S. and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on order rates and our results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; utilization of our capacity and the effect of capacity utilization on costs; labor markets, market conditions and material costs; and developments with respect to contingencies, such as asbestos and other litigation, and environmental matters. We undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on such forward-looking statements when evaluating the information presented here.

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on the following page and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of three reporting groups: Pump Products, Dispensing Equipment and Other Engineered Products.

PERFORMANCE IN THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD OF 2001

     For the three months ended September 30, 2002, we reported significantly higher orders, sales and profits than the comparable quarter of last year, but sales and profits were slightly below the second quarter 2002 levels. New orders for the latest three months totaled $188.0 million, 10% higher than the same period last year, but were unchanged from this year's second quarter. Excluding the impact of the Versa-Matic (June 2001), Halox (April 2002), and Rheodyne (July 2002) acquisitions and foreign currency translation, orders were 4% higher than in the third quarter of 2001.

     Sales in the third quarter were $189.1 million, a 6% improvement from last year's third quarter, but 1% lower than in the second quarter. Compared with the 2001 third quarter, acquisitions accounted for a 4% sales improvement, and foreign currency translation added another 2%, while base business shipments were unchanged. Domestic sales increased 3% and international sales -- net of foreign currency translation -- were 5% higher. Sales to international customers were 43% of the total, up from 41% last year.

     For the quarter, the Pump Products Group contributed 60% of sales and 65% of operating income, the Dispensing Equipment Group accounted for 17% of sales and 13% of operating income, and the Other Engineered Products Group represented 23% of sales and 22% of operating income.

     Pump Products Group sales of $113.8 million for the three months ended September 30, 2002, were 7% higher than prior year mainly due to the acquisition of Rheodyne. Compared with the third quarter last year, acquisitions accounted for a 6% sales improvement and foreign currency translation added 1%. In the third quarter of 2002, domestic sales increased by 6% and international sales increased by 11%. Excluding acquisitions and foreign currency translation, U.S. sales volume decreased by 1% while international sales were unchanged. Sales to customers outside the U.S. increased to 38% of total group sales in 2002 from 37% in 2001.

     Dispensing Equipment Group sales of $32.7 million increased $0.3 million, or 1%, in the third quarter of 2002 compared with last year's third quarter, as a 3% decline in business volume was more than offset by a 4% favorable currency translation. In the third quarter of 2002, domestic sales increased by 5% and international sales decreased by 3%. Excluding foreign currency, international sales volume decreased 10% primarily due to weaker conditions in the international paint and coating market in Europe and Latin America. Sales to customers outside the U.S. were 54% of total group sales in 2002, compared to 56% in 2001.

     Other Engineered Products Group sales of $43.4 million increased by $2.8 million, or 7%, in the third quarter of 2002 compared with 2001, as business volume was up 3% and foreign currency translation added another 4%. In the third quarter of 2002, domestic sales increased by 2%, while international sales increased by 14%. Excluding foreign currency, international sales increased 4% from the comparable period of last year. Sales to customers outside the U.S. were 42% of total group sales in 2002, up from 39% in 2001.

                       IDEX CORPORATION AND SUBSIDIARIES

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                 THIRD QUARTER ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                 --------------------    ----------------------
                                                 2002(1)       2001      2002(1)(2)    2001(2)
                                                 --------    --------    ----------    --------
Pump Products Group
  Net sales(4).................................  $113,785    $105,803     $325,964     $325,978
  Operating income(3)(5).......................    20,165      15,473       55,044       52,175
  Operating margin(3)(5).......................      17.7%       14.6%        16.9%        16.0%
  Depreciation and amortization(3).............  $  4,254    $  4,482     $ 12,902     $ 13,045
  Capital expenditures.........................     1,595       2,347        5,865        7,630
Dispensing Equipment Group
  Net sales(4).................................  $ 32,711    $ 32,441     $104,759     $109,852
  Operating income(3)(5).......................     4,006       4,349       15,762       17,578
  Operating margin(3)(5).......................      12.2%       13.4%        15.0%        16.0%
  Depreciation and amortization(3).............  $  1,502    $  1,594     $  4,517     $  4,296
  Capital expenditures.........................     1,098       1,230        2,875        3,933
Other Engineered Products Group
  Net sales(4).................................  $ 43,380    $ 40,604     $125,921     $124,216
  Operating income(3)(5).......................     7,050       6,451       19,301       20,588
  Operating margin(3)(5).......................      16.3%       15.9%        15.3%        16.6%
  Depreciation and amortization (3)............  $  1,118    $  1,275     $  3,705     $  3,799
  Capital expenditures.........................     1,336       1,559        4,166        4,478
Company
  Net sales....................................  $189,105    $178,137     $554,471     $558,154
  Operating income(3)..........................    26,945      18,784       77,611       61,861
  Operating margin(3)..........................      14.2%       10.5%        14.0%        11.1%
  Depreciation and amortization(3)(6)..........  $  7,442    $ 11,587     $ 22,790     $ 33,677
  Capital expenditures.........................     4,069       5,181       13,114       16,291
Before goodwill and trademark amortization(3):
  Operating income.............................    26,945      22,457       77,611       72,708
  Operating margin.............................      14.2%       12.6%        14.0%        13.0%
  Depreciation and amortization(6).............  $  7,275    $  7,914     $ 22,790     $ 22,830

---------------

(1) Includes acquisition of Rheodyne, L.P. (July 2002) in the Pump Products
    Group.

(2) Includes acquisition of Versa-Matic Tool, Inc. (June 2001) in the Pump Products Group.

(3) IDEX discontinued amortizing goodwill and trademark amortization as of January 1, 2002, in accordance with SFAS No. 142 as further explained in
    Note 4 to the consolidated financial statements. To facilitate comparison of segment operating results, prior-period goodwill and trademark amortization now are treated as a corporate expense rather than a segment expense and the information for 2001 was reclassified accordingly.

(4) Group net sales include intersegment sales.

(5) IDEX took actions in 2002 and 2001 to downsize operations to lower its cost structure. Group operating income in these years excludes net unallocated corporate operating expenses and the restructuring charges. In June 2002, IDEX reversed $1,221 of certain accrued restructuring expenses initially recorded during 2001. The reversal primarily resulted from higher than anticipated proceeds on asset sales. The restructuring charges of $107 (net of reversal amount of $1,221) and $5,661 were included with corporate and other in the nine months ended September 30, 2002 and 2001, respectively, and were not assigned to the individual group segments. Had the Company allocated the 2002 restructuring charge, it would have been assigned to the nine months ended September 30, as follows: Pump Products (income of $736), Dispensing Equipment (expense of $121) and Other Engineered Products (expense of $722). Had the Company allocated the 2001 restructuring charge, it would have been assigned to the nine months ended September 30, as follows: Pump Products ($4,623), Dispensing Equipment ($592) and Other Engineered Products ($446).

(6) Excludes amortization of debt issuance expenses which is included in interest expense.

     Gross profit of $71.6 million in the third quarter of 2002 increased by $7.0 million, or 11%, from 2001. Gross profit as a percent of sales was 37.9% in 2002 and increased from 36.3% in 2001. The improved gross margins primarily reflected lower material costs from our global sourcing activities and cost savings actions taken in 2001 to consolidate certain production facilities. Selling, general and administrative (SG&A) expenses increased to $44.7 million in 2002 from $42.3 million in 2001, and as a percent of net sales, were 23.6% down from 23.7% in 2001. The increased SG&A expenses were primarily due to the inclusion of acquisitions. In accordance with the new accounting rule, we discontinued amortizing goodwill and trademark assets as of January 1, 2002. As a result, we recorded no goodwill or trademark amortization expense in the third quarter of 2002 compared with $3.7 million expensed in the third quarter of 2001.

     Operating income increased by $8.2 million, or 43%, to $26.9 million in 2002 from $18.8 million in 2001, primarily reflecting the higher sales volume and the elimination of goodwill amortization in 2002. Third quarter operating margins were 14.2%. Compared on the same accounting basis (excluding goodwill amortization in accordance with new accounting rules effective January 1, 2002), margins showed 1.6 percentage points of improvement from last year's third quarter, but were 0.6 of a percentage point below this year's second quarter. The margin increase over last year was due primarily to higher sales plus savings realized from both IDEX's operational excellence initiatives and last year's restructuring actions. The sequential decline from this year's second quarter primarily reflects lower sales and profitability in the Dispensing Equipment Group. Of IDEX's three segments, this group is the most dependent on the European market. Vacation shutdowns in Europe and the lower sales volumes that typically occur there during the third quarter have a direct impact on this group's operating results.

     In the Pump Products Group, operating income before goodwill and trademark amortization of $20.2 million and operating margin of 17.7% in 2002 compared to the $15.5 million and 14.6% recorded in 2001. Operating income for the Dispensing Equipment Group of $4.0 million and operating margin of 12.2% in 2002 was down from $4.3 million and 13.4% in 2001. Operating income in the Other Engineered Products Group of $7.1 million and operating margin of 16.3% in 2002 increased from $6.5 million and 15.9% achieved in 2001.

     Other income (expense) remained relatively unchanged declining to an expense of $0.4 million in the third quarter of 2002 from essentially zero during the same period last year.

     Interest expense decreased to $4.0 million in the third quarter of 2002 from $5.2 million in 2001. This reduction was principally attributable to significantly lower debt levels this year due to debt paydowns from operating cash flow and proceeds from the common stock offering, and a lower interest rate environment.

     The provision for income taxes increased to $7.8 million in 2002 from $5.4 million in 2001. The effective tax rate decreased to 34.6% in 2002 from 39.8% in 2001 primarily due to the discontinuation of recording goodwill amortization in 2002, which included certain nondeductible amounts for tax purposes.

     Net income for the current quarter was $14.8 million, 80% higher than the $8.2 million earned in the third quarter of 2001. Third quarter diluted earnings per share of $.45 was improved from $.26 in last year's third quarter due to goodwill amortization recorded in 2001 and higher operating profits on incremental sales in 2002. Compared on the same accounting basis, diluted earnings per share for the third quarter were $.10 higher than the $.35 earned last year, excluding goodwill and trademark amortization.

PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD OF 2001

     Orders, net income and earnings per share were higher for the first nine months of 2002 compared with last year while sales were slightly lower. New orders for the first nine months of 2002 totaled $560.8 million and were 2% above the prior year. Excluding the impact of the three acquisitions made since the beginning of last year, orders were 1% lower than a year ago.

     Sales for the nine months of 2002 were $554.5 million and essentially flat with the $558.2 million recorded a year ago. Acquisitions accounted for a 3% improvement, which was offset by a 4% decline in the base business. Foreign currency translation did not affect the year-to-date comparison. Domestic sales were unchanged and international sales decreased 1%. Year-to-date, international sales were 42% of total sales, the same as last year.

     Year-to-date, the Pump Products Group contributed 58% of sales and 61% of operating income, the Dispensing Equipment Group accounted for 19% of sales and 18% of operating income, and the Other Engineered Products Group represented 23% of sales and 21% of operating income.

     Pump Products Group sales of $326.0 million for the nine months ended September 30, 2002, were essentially equal to 2001. Acquisitions accounted for a 4% sales improvement, but this was offset by a 4% decline in base business activity. In the first nine months of 2002, domestic sales increased by 1% and international sales declined 2% compared to last year. Excluding acquisitions, base U.S. sales volume decreased 4%, while base international sales decreased by 7%. Sales to customers outside the U.S. were 36% of total group sales in 2002, unchanged from 2001.

     Dispensing Equipment Group sales of $104.8 million decreased $5.1 million, or 5%, in the first nine months of 2002 compared with the same period of last year. Business volume was down 6% from 2001 while currency added 1%. Domestic sales increased by 1%, while international sales were down 9% from last year. Sales to customers outside the U.S. were 55% of total group sales in 2002, down from 58% in 2001.

     Other Engineered Products Group sales of $125.9 million increased by $1.7 million, or 1%, in the first nine months of 2002 compared with 2001. In the first nine months of 2002, domestic sales decreased by 1%, while international sales increased by 5%. Sales to customers outside the U.S. were 42% of total group sales in 2002, up from 40% in 2001.

     Gross profit of $211.2 million in the first nine months of 2002 was $7.0 million higher than 2001. As a percent of sales, gross profit was 38.1% in 2002, which represented an increase from 36.6% in 2001. The higher gross profit margin primarily reflects reduced material costs from our increased global sourcing activities and savings from actions taken within the last year to consolidate certain production facilities. SG&A expenses increased to $133.5 million in 2002 from $126.1 million in 2001. This increase was primarily due to the inclusion of three acquisitions that incrementally added $2.9 million of cost and increased spending on corporate initiatives and product/market development. The increased corporate initiative costs included both implementation and training expenses for programs such as eBusiness, Six Sigma, Lean/Kaizen and global sourcing. The goal of these initiatives is to increase organic sales and profit growth of the Company. As a percent of net sales, SG&A expenses were 24.1%, up from 22.6% in 2001. While year-to-date SG&A expenses are up for the reasons noted, we do not believe this is indicative of a significant negative trend. In fact, SG&A expense as a percentage of net sales for the third quarter of 23.6% compared with 23.7% one year ago and 24.1% in the 2002 second quarter. In accordance with the new accounting rules, we discontinued amortizing goodwill and trademarks as of January 1, 2002. As a result, we did not record any goodwill and trademark amortization expense in the first nine months of 2002 compared with $10.8 million last year. We also recorded a net restructuring charge of $0.1 million in the first nine months of 2002 compared with $5.7 million last year. The restructuring charges were to size our work force and facilities to the current business conditions. For more details on the restructuring charges, see "Restructuring Actions" on page 19.

     Operating income increased by $15.7 million, or 25%, to $77.6 million in 2002 from $61.9 million in 2001, primarily reflecting goodwill amortization and restructuring recorded in 2001 and higher 2002 gross profit despite the 1% lower sales. Operating margins for the first nine months of 2002 were 14.0% of sales. Excluding 2001 goodwill amortization and restructuring charges, operating income as a percent of sales in 2002 was equal to the 14.0% in 2001.

     In the Pump Products Group, operating income before goodwill amortization and restructuring of $55.0 million and operating margin of 16.9% in 2002 compared to $52.2 million and 16.0% recorded in 2001. Operating income on the same basis for the Dispensing Equipment Group decreased to $15.8 million from $17.6 million last year, and operating margins declined to 15.0% from 16.0% recorded in 2001. Operating income before goodwill amortization and restructuring in the Other Engineered Products Group of $19.3 million and operating margin of 15.3% decreased from the $20.6 million and 16.6% achieved in 2001. The expenses related to the corporate initiatives of eBusiness (including ERP implementation), Six Sigma, Lean/

Kaizen, and global sourcing are allocated to reporting units in each segment based on expected usage. The units in the Pump Products and Dispensing Equipment segments have been more successful than those in the Other Engineered Products segment at offsetting the SG&A cost increases resulting from the corporate initiatives, new product/market development, and other cost increases. The offsetting cost reductions have come from efficiencies related to the initiatives as well as other operational improvements.

     Other income (expense) of $0.1 million expense in the first nine months of 2002 was $0.5 million higher than 2001.

     Interest expense decreased to $12.5 million in the first nine months of 2002 from $15.8 million in 2001. The decrease was principally due to lower debt levels resulting from debt paydowns from operating cash flow, proceeds from the common stock offering and a lower interest rate environment.

     The provision for income taxes increased to $23.1 million in 2002 from $18.1 million in 2001. The effective tax rate decreased to 35.5% in 2002 from 38.9% in 2001 primarily due to the discontinuation of recording goodwill and trademark amortization in 2002, which included certain nondeductible amounts for tax purposes.

     Year-to-date income was $41.9 million and $1.30 in diluted earnings per share. This compares with last year's income of $28.4 million and $.92 in diluted earnings per share. When adjusted to exclude goodwill and trademark amortization, last year's income and earnings per diluted share are $36.8 million and $1.19, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, working capital was $125.9 million and our current ratio was 2.2 to 1. Free cash flow (Net Cash Flows from Operating Activities of $86.3 million less Additions to Property, Plant and Equipment of $13.1 million) increased by $6.5 million to $73.2 million in the first nine months of 2002 versus the prior year, reflecting lower working capital requirements.

     Accounts receivable increased from $93.1 million at December 31, 2001 to $105.6 million at September 30, 2002. The primary reason for the increase was a 12% increase in sales volume from the fourth quarter of 2001 to the third quarter of 2002. Accounts payable increased from $41.3 million at December 31, 2001 to $51.4 million at September 30, 2002. The primary reason for the increase was increased purchase volume in line with the higher sales. During the fourth quarter of 2001 we were drawing down our inventories in response to lower sales so we were purchasing less. The combined impact of the receivables and payables fluctuations was immaterial to operating cash flow.

     Cash flow provided from operations was more than adequate to fund capital expenditures of $13.1 million and $16.3 million in the first nine months of 2002 and 2001, respectively. Capital expenditures were generally for machinery and equipment which improved productivity, although a portion was for business system technology and repair and replacement of equipment and facilities. Management believes that we have ample capacity in our plant and equipment to meet expected needs for future growth in the intermediate term.

     At September 30, 2002, the maximum amount available under our five-year multi-currency loan and revolving credit facility (Credit Facility) was $300.0 million, of which $60.0 million was borrowed. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin and a utilization fee if the total borrowings exceed certain levels. The applicable margin is based on our debt rating and can range from 25 basis points to 100 basis points. The utilization fee can range from zero to 25 basis points. At September 30, 2002, the applicable margin was 80 basis points and the utilization fee was zero. We pay an annual facility fee of 20 basis points on the total facility.

     The Company completed the acquisitions of Halox and Rheodyne for a cost of $71.5 million of which $69.7 million was paid in cash and $1.9 million was assumed as debt. The acquisitions were financed under the Credit Facility.

     In December 2001, we and certain of our subsidiaries entered into an agreement with a financial institution under which we collateralized certain receivables for borrowings (Receivables Facility). The

Receivables Facility provides for borrowings of up to $50.0 million depending upon the level of eligible receivables. At September 30, 2002, $25.0 million was borrowed and included in long-term debt at an interest rate of approximately 3.2% per annum.

     We also have a $20.0 million demand line of credit (Short-Term Facility), which expires December 1, 2002. Borrowings under the Short-Term Facility are at the bank's reference rate, or based on LIBOR plus 80 basis points per annum. At September 30, 2002, $7.0 million was borrowed under this facility at an interest rate of 2.85%.

     We believe the Company will generate sufficient cash flow from operations for the next twelve months and in the long term to meet our operating requirements, interest on all borrowings, any authorized share repurchases, restructuring expenses, planned capital expenditures, and annual dividend payments to holders of common stock. Since we began operations in January 1988 through September 30, 2002, we have borrowed approximately $879 million under our various credit agreements to complete 21 acquisitions. During this same period we generated, principally from operations, cash flow of $794 million to reduce indebtedness. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, we may obtain all or a portion of the financing for the acquisitions through incurring additional long-term debt. The Credit Facility contains a covenant that limits total debt outstanding to three times operating cash flow. At September 30, 2002, we were limited to $378 million of total debt outstanding. Our contractual obligations and commercial commitments include rental payments under operating leases, payments under capital leases, long-term obligations and other long-term obligations arising in the ordinary course of business. We have no off-balance sheet arrangements or material long-term purchase obligations. There are no identifiable events or uncertainties, including the lowering of our credit rating that would accelerate payment or maturity of any of these commitments or obligations.

REGISTRATION STATEMENT FILINGS FOR COMMON STOCK OFFERINGS

     On March 8, we announced the filing of a registration statement on Form S-3 with the Securities and Exchange Commission covering the secondary offering of 2,939,199 shares of common stock owned by IDEX Associates, L.P. On April 10, that registration statement was amended to include, in addition to the secondary offering of 2,939,199 shares of IDEX stock owned by IDEX Associates, L.P., the secondary offering of 560,801 shares of IDEX common stock owned by KKR Associates, L.P. and the primary offering of 1,500,000 shares of IDEX common stock. On April 29, IDEX announced the pricing of the public offering at $36 per share. Subsequently, the overallotment option was exercised by the underwriter for the sale of an additional 750,000 secondary shares owned by KKR Associates, L.P. bringing the total size of the offering to 5,750,000 shares. The $50.9 million of net proceeds we received was used to repay debt under our revolving credit facility. This increased the amount available for borrowing under the facility, which IDEX will continue to use for general corporate purposes, including acquisitions.

     On September 13, IDEX announced that it has filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the secondary offering of 1,350,000 shares of IDEX common stock owned by KKR Associates, L.P. The shares covered by this registration statement have been owned by KKR Associates, L.P. since the formation of IDEX in January 1988, and constitute 30% of the IDEX shares currently owned by KKR Associates, L.P. This offering will not increase the number of IDEX shares outstanding, and IDEX will not receive any proceeds from this offering.

NEW ACCOUNTING PRONOUNCEMENTS

     We historically accounted for all business combinations using the purchase method and will continue to use this method for all prospective business combinations. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." which eliminated the amortization of goodwill and certain intangible assets to earnings, and instead required these assets be reviewed periodically for impairment. IDEX adopted SFAS No. 142 on January 1, 2002. In accordance with this rule, we discontinued amortizing goodwill and trademark assets on January 1, 2002. Had the new accounting pronouncement been adopted on January 1, 2001, reported diluted earnings per share would have increased $.27 per share in the first nine months of 2001.

     After reviewing the estimated fair market values, both in the aggregate and at the individual reporting units, no impairment to goodwill and other intangible assets was recorded on January 1, 2002 or subsequently. Conditions that indicate that an impairment issue might exist include a long-term economic downturn in a market or a change in the assessment of future operations. If such a condition is identified, an assessment will be performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. If a goodwill impairment exists, we would reflect a non-cash charge to our results of operations in that period. At September 30, 2002, goodwill totaled $518.6 million.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to impact the Company's financial position, liquidity, or results of operations.

RESTRUCTURING ACTIONS

     IDEX took actions in 2002 and 2001 to downsize operations to lower its cost structure. These steps which were taken in three separate quarters, were necessary to appropriately size the Company's production capacity to match the declining levels of demand for a broad range of products. The restructuring actions affected multiple employee groups in approximately twenty locations across all eleven of our operating business units. No business activities or product lines were abandoned. The restructuring actions resulted in the termination of 508 employees with 250 terminations resulting from the first quarter 2001 plan, 231 from the fourth quarter 2001 plan, and 27 from the second quarter 2002 plan. All costs of the restructuring activities were charged to expense and included in the single caption "Restructuring Charge" on the face of the Statements of Consolidated Operations. The restructuring charges included employee severance, fringe benefits, outplacement fees, idle facility carrying costs, lease termination costs, the loss on sale of equipment and the loss on disposal of two manufacturing facilities owned by the Company. Determination of the restructuring charges was based on the estimated severance benefits paid to terminated employees, the net book value of surplus assets less expected proceeds and estimated other costs. The restructuring plans have been effected as originally planned.

     In June 2002, IDEX reversed $1.2 million of certain accrued restructuring expenses initially recorded in 2001. The reversal primarily resulted from higher than anticipated proceeds on asset sales. Of the $1.2 million reversal, $1.1 million was attributable to the fact that we were able to sell one manufacturing facility for more than the appraised value submitted by an independent appraiser at the time the restructuring plan was adopted.

     A total restructuring charge of $11.2 million was taken in 2001 that affected all three business groups and included a charge of $5.7 million in the first nine months of 2001. At September 30, 2002, the amount remaining in accrued expenses for both the 2001 and 2002 restructuring programs was $1.9 million. It is expected that the restructuring accrual will be utilized during 2002. The estimated future usage is $1.2 million in cash items consisting primarily of severance payments to terminated employees who elected to receive these benefits over time and $0.7 million for non-cash items related to expected losses on the disposal of fixed assets. All expenditures have been funded with cash from operations.

     The annualized savings from these actions are expected to exceed the total restructuring charges recorded. These restructuring actions will result in decreased employee costs and depreciation expense charged to cost of sales and selling, general and administrative expense of approximately $12.0 million and $8.0 million per annum, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $249.6 million of total debt outstanding at September 30, 2002. Approximately 40% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.5 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will from time to time enter into interest rate swaps on our debt when we believe there is a clear financial advantage for doing so. A formalized treasury risk management policy adopted by the Board of Directors exists that describes the procedures and controls over derivative financial and commodity instruments, including strict approval levels by senior officers. Under the policy, derivatives can only be used for the purpose of hedging bona fide exposures to changes in financial markets. We do not use derivative instruments for speculative or trading purposes. Typically, the use of such derivative instruments has been limited to interest rate swaps on our outstanding long-term debt.

     Our foreign currency exchange rate risk is limited principally to the euro and British pound. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of the products.

ITEM 4. CONTROLS AND PROCEDURES.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

       Claims have been filed in California, Illinois, Michigan, Mississippi, New Jersey, New York, Ohio, and Pennsylvania. A few claims have been settled for minimal amounts and some have been dismissed without payment. None have been tried.

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

       IDEX is also party to various other legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on its business, financial condition or results of operations.

ITEM 2.CHANGES IN SECURITIES. Not Applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.OTHER INFORMATION. None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits:

           The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

       (b) Reports on Form 8-K:

           On August 14, IDEX reported the certification of its Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission by Dennis K. Williams, Chairman, President, and Chief Executive Officer and Wayne P. Sayatovic, Senior Vice President -- Finance and Chief Financial Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

November 14, 2002

                                 CERTIFICATIONS

I, Dennis K. Williams, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IDEX Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ DENNIS K. WILLIAMS
                                          --------------------------------------
                                          DENNIS K. WILLIAMS
                                          Chairman, President and Chief
                                          Executive Officer

November 14, 2002

I, Wayne P. Sayatovic, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IDEX Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

November 14, 2002

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
   3.1      Restated Certificate of Incorporation of IDEX Corporation
            (formerly HI, Inc.) (incorporated by reference to Exhibit
            No. 3.1 to the Registration Statement on Form S-1 of IDEX,
            et al., Registration No. 33-21205, as filed on April 21,
            1988)
   3.1(a)   Amendment to Restated Certificate of Incorporation of IDEX
            Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
            Form 10-Q for the quarter ended March 31, 1996, Commission
            File No. 1-10235)
   3.2      Amended and Restated By-Laws of IDEX Corporation
            (incorporated by reference to Exhibit No. 3.2 to
            Post-Effective Amendment No. 2 to the Registration Statement
            on Form S-1 of IDEX, et al., Registration No. 33-21205, as
            filed on July 17, 1989)
   3.2(a)   Amended and Restated Article III, Section 13 of the Amended
            and Restated By-Laws of IDEX Corporation (incorporated by
            reference to Exhibit No. 3.2(a) to Post-Effective Amendment
            No. 3 to the Registration Statement on Form S-1 of IDEX, et
            al., Registration No. 33-21205, as filed on February 12,
            1990)
   4.1      Restated Certificate of Incorporation and By-Laws of IDEX
            Corporation (filed as Exhibits No. 3.1 through 3.2(a))
   4.2      Indenture, dated as of February 23, 1998, between IDEX
            Corporation, and Norwest Bank Minnesota, National
            Association, as Trustee, relating to the 6 7/8% Senior Notes of IDEX Corporation due February 15, 2008 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
            1-10235)
   4.3      Specimen Senior Note of IDEX Corporation (incorporated by
            reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
            1-10235)
   4.4      Specimen Certificate of Common Stock of IDEX Corporation
            (incorporated by reference to Exhibit No. 4.3 to the
            Registration Statement on Form S-2 of IDEX, et al.,
            Registration No. 33-42208, as filed on September 16, 1991)
   4.5      Credit Agreement, dated as of June 8, 2001, among IDEX
            Corporation, Bank of America N.A. as Agent and Issuing Bank,
            and the Other Financial Institutions Party Hereto:
            (incorporated by reference to Exhibit No. 4.5 to the
            Quarterly Report of IDEX on Form 10-Q for the quarter ended
            June 30, 2001, Commission File No. 1-10235)
   4.6      Credit Lyonnais Uncommitted Line of Credit, dated as of
            December 3, 2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended
            December 31, 2001, Commission File No. 1-10235)
   4.7      Receivables Purchase Agreement dated as of December 20, 2001 among IDEX Receivables Corporation, as Seller, IDEX
            Corporation, as Servicer, Falcon Asset Securitization
            Corporation, the Several Financial Institutions from Time to
            Time Party Hereto, and Bank One, NA (Main Office Chicago),
            as Agent (incorporated by reference to Exhibit 4.7 to the
            Annual Report of IDEX on Form 10-K for the year ended
            December 31, 2001, Commission File No. 1-10235)
  10.1      Amendment to Registration Rights Agreement, dated as of
            September 13, 2002, among IDEX and KKR Associates, L.P.
            (incorporated by reference to Exhibit No. 10.3 to the
            Registration Statement on Form S-3 of IDEX, Registration No.
            333- 99591, as filed on September 13, 2002)
**99.1*     Disclosure Regarding Miscellaneous Compensation Information
  99.2*     Additional Information

---------------

 * Filed herewith

** Management contract or compensatory plan or agreement