Form 10-K/A
period 2001-12-31
IDEX CORP /DE/
filed 2002-12-19
CIK 832101

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                  FORM 10-K/A

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

     The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of October 31, 2002 was 32,458,881 (net of treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Form 10-K/A is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to amend Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, to add data from several charts included in our 2001 Annual Report that were not included on Exhibit 13 to our Form 10-K.

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HISTORICAL OVERVIEW AND OUTLOOK

     IDEX sells a broad range of proprietary pumps, metering devices, dispensing equipment and other engineered products to a diverse customer base in the United States and internationally. Accordingly, IDEX's businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where its products are sold, and by the relationship of the U.S. dollar to other currencies. Among the factors that influence the demand for IDEX's products are interest rates, levels of capacity utilization and capital spending in certain industries, and overall industrial activity.

     IDEX has a history of above-average operating margins. The Company's operating margins are affected by, among other things, utilization of facilities as sales volumes change and including newly acquired businesses, which may have lower margins and whose margins are normally further reduced by purchase accounting adjustments.

     Beginning in 2002, purchase accounting adjustments will not significantly affect IDEX's margins, since the Company will no longer amortize goodwill and intangible assets with indefinite lives to earnings, in accordance with new accounting rules. Instead, IDEX will periodically review these assets for impairment as explained under the "New Accounting Pronouncement" section on page 21.

     For 2001, IDEX reported record orders and sales, while recording lower net income and earnings per share compared with the prior year. New orders in 2001 totaled $713.4 million, 2% above the prior year. Excluding the impact of foreign currency and the five acquisitions made since the beginning of 2000
(Ismatec -- April 2000, Trebor -- May 2000, Class 1 -- January 2001, Liquid Controls -- January 2001 and Versa-Matic -- June 2001), orders were 9% lower than 2000. The Company's order declines were associated with the weaknesses in the North American and European manufacturing sectors and the aftermath of the September 11 terrorist attacks. At December 31, 2001, IDEX had an unfilled order backlog of slightly over one month's sales, consistent with recent periods.

     The year 2001 was a very difficult one for the country and for IDEX as a manufacturer of industrial products. The slowdown in IDEX's business that started in the second half of 2000, lingered into the first half of 2001, and then deteriorated further in the third quarter even before the tragic events of September 11. Business activity levels for the fourth quarter dropped even more in the aftermath of the terrorist attacks and the onset of the war against terrorism. In 2001, IDEX wrote $190 million of orders in the first quarter, $191 million in the second, $171 million in the third, and only $161 million in the last quarter. Since IDEX operates with a very small backlog of unfilled orders, reductions in order activity very quickly will reduce sales and profitability.

     These order declines were associated with continuing weaknesses in virtually all worldwide manufacturing sectors. The most significant impact has been felt in the Dispensing Equipment Group -- which serves the paints and coatings, automotive and general industrial markets -- where sales comparisons with the prior year were down 27% for the fourth quarter and 17% for the full year. All three businesses in this Group were affected, as fourth quarter operations were below breakeven levels and full-year profits were down 57% from 2000.

     As a direct result of the depressed business environment, the Company's management took aggressive actions in the first and fourth quarters to further downsize operations to be consistent with reduced business activity levels. A total restructuring charge of $11.2 million ($7.1 million after tax, or 23 cents per diluted share) was taken that affected all three business groups. During the year, the workforce at IDEX was reduced by 15 percent, affecting almost 600 employees. These actions were necessary to appropriately size IDEX's businesses, lower costs and improve efficiencies. The annual savings from these actions will exceed the total charge recorded. Despite the very difficult economic environment, IDEX continued to generate excellent cash flow. The Company's free cash flow (cash flow from operations minus capital expenditures) has exceeded net income every year since IDEX was formed in 1988. Free cash flow in 2001 was a record $86 million, which was more than double its net income before restructuring.

     Looking ahead to 2002, the Company's performance will depend on the pace of incoming business. It is exceedingly difficult to project what orders will be given the current economic and political environment. IDEX operates with a very small backlog of unfilled orders, and it is not able to assess how long the softness in several of its end-markets is likely to last. The Company's performance will depend upon the strength of the U.S. and key international economies. The Company believes IDEX is well positioned for a strong recovery once economic conditions improve. This is based on its reduced cost structures; the margin improvement initiatives of Six Sigma, global sourcing and eBusiness; and the use of strong cash flow to cut debt and interest expense. In addition, IDEX continues to pursue acquisitions to drive its longer term profitable growth.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     The "Historical Overview and Outlook" and the "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis" of IDEX's financial condition and results of operations contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements relate to, among other things, capital expenditures, cost reduction, cash flow and operating improvements, and are indicated by words such as "anticipate," "estimate," "expects," "plans," "projects," "should," "will," "management believes," "the Company intends" and similar words or phrases. The statements are subject to inherent uncertainties and risks that could cause actual results to vary materially from suggested results, including but not limited to the following: economic and political consequences resulting from the September 11, 2001 terrorist actions; levels of industrial activity and economic conditions in the U.S. and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company's results, particularly in light of the low levels of order backlogs it typically maintains; IDEX's ability to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of IDEX's capacity and the affect of capacity utilization on costs; labor market conditions and raw material costs; developments with respect to contingencies, such as litigation and environmental matters; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

     Investors also should be aware that while IDEX does, from time to time, communicate with securities analysts, it is against IDEX's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that IDEX agrees with any statement or report issued by any analyst regardless of the content of the statement or report. In addition, IDEX has a policy against issuing or confirming their financial forecasts, projections, or opinions and these reports are not developed by, nor are they the responsibility of, IDEX.

RESULTS OF OPERATIONS

     For purposes of this "Management's Discussion and Analysis" section, reference is made to the table on page 18 and the Company's Statements of Consolidated Operations on page 23.

     IDEX consists of three reporting groups: Pump Products, Dispensing Equipment and Other Engineered Products.

     The Pump Products Group designs, produces and markets a wide range of engineered industrial pumps, compressors, flow meters and related controls for process applications, including mixing and metering paints, inks, chemicals, foods, lubricants and fuels, as well as in medical, pharmaceutical and semiconductor applications, water treatment and industrial production operations. The Dispensing Equipment Group designs, manufactures and distributes precision-engineered equipment for dispensing, metering and mixing paints; refinishing equipment; and automatic lubrication systems. The Other Engineered Products Group designs, produces and distributes proprietary engineered products for industrial and commercial markets including fire and rescue, transportation equipment, oil and gas, electronics, communications, and traffic and commercial signs.

PERFORMANCE IN 2001 COMPARED WITH 2000

     IDEX achieved record orders and sales, but reported lower net income and earnings per share in 2001 compared with the prior year. New orders in 2001 totaled $713.4 million and were 2% above the prior year. Excluding the impact of foreign currency and the five acquisitions made since the beginning of 2000, orders were 9% lower.

     Sales for 2001 increased by 3% to $726.9 million from $704.3 million. Acquisitions accounted for a 13% improvement, which was partially offset by a 9% decline in base business sales and a 1% unfavorable currency translation. Net income was $32.7 million, which was 48% lower than the $63.4 million earned in 2000. Diluted earnings per share decreased by $1.02 to $1.05, down 49% compared with 2000. Excluding the restructuring charge, net income was $39.8 million, 37% lower than the $63.4 million earned in the prior year, and diluted earnings per share were $1.28, down 38% from $2.07.

                              INTERNATIONAL SALES

                                                      PERCENT OF NET SALES   AMOUNT IN MILLIONS
                                                      --------------------   ------------------
2001................................................          42%                   $305
2000................................................          41%                   $288
1999................................................          39%                   $256
1998................................................          39%                   $251
1997................................................          44%                   $245
1996................................................          43%                   $206
1995................................................          37%                   $146
1994................................................          34%                   $109
1993................................................          29%                   $ 70
1992................................................          31%                   $ 66
1991................................................          31%                   $ 52
1990................................................          28%                   $ 44
1989................................................          27%                   $ 40

     International growth continues to be a key factor in IDEX's success.

            EBITDA(1) (EXCLUDING RESTRUCTURING) AND INTEREST EXPENSE
                                 (IN THOUSANDS)

                                                             EBITDA
                                                    (EXCLUDING RESTRUCTURING)   INTEREST EXPENSE
                                                    -------------------------   ----------------
2001..............................................          $129,328                $20,738
2000..............................................          $154,027                $16,521
1999..............................................          $139,709                $18,020
1998..............................................          $142,957                $22,359
1997..............................................          $127,195                $18,398
1996..............................................          $107,592                $17,476
1995..............................................          $ 89,946                $14,301
1994..............................................          $ 69,360                $11,939
1993..............................................          $ 52,244                $ 9,168
1992..............................................          $ 46,045                $ 9,809
1991..............................................          $ 38,723                $10,397
1990..............................................          $ 39,581                $11,795
1989..............................................          $ 37,284                $13,989

IDEX's cash flow coverage of interest expense has improved significantly.

---------------

(1) EBITDA means earnings before interest, income taxes, depreciation and amortization. EBITDA is commonly used as an analytical indicator and also serves as a measure of leverage capacity and debt servicing ability. EBITDA should not be considered as an alternative to net income, cash flows or any other items calculated in accordance with generally accepted accounting principles or as an indicator of our operating performance. The definition of EBITDA used herein may differ from the definition used by other companies.

                             ASSETS AND TOTAL DEBT
                                 (IN THOUSANDS)

                                                               ASSETS    TOTAL DEBT
                                                              --------   ----------
2001........................................................  $838,804    $291,820
2000........................................................  $758,854    $241,886
1999........................................................  $738,567    $268,589
1998........................................................  $695,811    $283,410
1997........................................................  $599,193    $258,417
1996........................................................  $569,745    $271,709
1995........................................................  $450,077    $206,184
1994........................................................  $357,980    $168,166
1993........................................................  $245,291    $117,464
1992........................................................  $240,175    $139,827
1991........................................................  $137,349    $ 65,788
1990........................................................  $127,466    $103,863
1989........................................................  $124,998    $124,942

     IDEX's balance sheet has strengthened considerably.

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)

FOR THE YEARS ENDED DECEMBER 31,(1)                             2001       2000       1999
-----------------------------------                           --------   --------   --------
Pump Products Group
Net sales(2)................................................  $427,037   $394,999   $372,440
Operating income(3).........................................    61,758     73,557     65,673
Operating margin............................................      14.5%      18.6%      17.6%
Identifiable assets.........................................  $462,275   $391,831   $355,983
Depreciation and amortization...............................    24,124     19,658     19,327
Capital expenditures........................................    10,251     10,656      8,616

Dispensing Equipment Group
Net sales (2)...............................................  $137,407   $166,362   $140,996
Operating income(3).........................................    13,957     32,496     25,614
Operating margin............................................      10.2%      19.5%      18.2%
Identifiable assets.........................................  $180,361   $204,891   $216,273
Depreciation and amortization...............................     9,719      8,845      8,124
Capital expenditures........................................     5,129      5,175      5,896

Other Engineered Products Group
Net sales(2)................................................  $164,815   $145,823   $144,486
Operating income(3).........................................    25,032     27,437     26,660
Operating margin............................................      15.2%      18.8%      18.5%
Identifiable assets.........................................  $181,032   $148,753   $154,490
Depreciation and amortization...............................     7,920      6,474      6,769
Capital expenditures........................................     5,987      4,796      3,739

Company
Net sales...................................................  $726,947   $704,276   $655,041
Before restructuring:
  Operating income..........................................    84,664    116,516    104,677
  Operating margin..........................................      11.6%      16.5%      16.0%
After restructuring:
  Operating income..........................................  $ 73,438   $116,516   $104,677
  Operating margin..........................................      10.1%      16.5%      16.0%
Total assets................................................   838,804    758,854    738,567
Depreciation and amortization(4)............................    43,933     36,480     34,464
Capital expenditures........................................    21,639     20,739     18,338

---------------

(1) Includes acquisition of Versa-Matic Tool, Inc. (June 2001), Liquid Controls L.L.C. (January 2001), Trebor International, Inc. (May 2000) and Ismatec S.A. (April 2000) in the Pump Products Group; FAST S.p.A. (June 1999) in the Dispensing Equipment Group; and Class 1, Inc. (January 2001) in the Other Engineered Products Group from dates of acquisition.

(2) Group net sales include intersegment sales.

(3) Group operating income excludes net unallocated corporate operating expenses for all years and the restructuring charge in 2001. The restructuring charge of $11,226 was not assigned to the individual groups. Had the Company allocated the restructuring charge, it would have been assigned to the groups as follows: Pump Products ($7,769), Dispensing Equipment ($1,894) and Other Engineered Products ($1,563). Excluding the restructuring charge, IDEX's fully diluted earnings per share would have been $1.28 for the year ended December 31, 2001.

(4) Excludes amortization of debt issuance expenses.

     For 2001, the Pump Products Group contributed 59% of sales and 61% of operating income, the Dispensing Equipment Group accounted for 19% of sales and 14% of operating income, and the Other Engineered Products Group represented 22% of sales and 25% of operating income. In 2001, international sales were up 6% and domestic sales increased by 1% compared with 2000. International sales were 42% of total sales, up from 41% in the prior year.

     Pump Products Group sales of $427.0 million increased by $32.0 million, or 8%, in 2001 compared with 2000, principally reflecting the Ismatec, Trebor, Liquid Controls and Versa-Matic acquisitions, which added 17% to sales in 2001. Compared to 2000, base business sales volume was down 8% and foreign currency had a 1% negative effect. In 2001, international sales grew 22% and domestic sales increased by 1%, principally reflecting the recent acquisitions. As a result, sales to customers outside the U.S. increased to 37% of total group sales in 2001 from 33% in 2000. Excluding acquisitions and foreign currency, base international sales were down 3% from the prior year and base U.S. sales volume decreased by 10%, with the lower sales principally caused by continuing weakness in the North American and European manufacturing sectors.

     Dispensing Equipment Group sales of $137.4 million decreased by $29.0 million, or 17%, in 2001 compared with 2000. Base business sales were down 16% and foreign currency translation had a 1% negative effect. Excluding foreign currency, international sales were down 10% in 2001 from the prior year and domestic sales decreased by 22% due to continuing weak conditions in the North American and European end-markets, which caused significant year-over-year volume declines at all three businesses in this group. Sales to customers outside the U.S. were 57% of total group sales in 2001, up from 55% in 2000.

     Other Engineered Products Group sales of $164.8 million increased by $19.0 million, or 13%, in 2001 compared with 2000, principally reflecting the Class 1 acquisition, which added 18% to sales in 2001. Overall base business sales decreased by 3% and foreign currency translation had a 2% negative effect. In 2001, domestic sales increased by 23% and international sales increased by 1%. Sales to customers outside the U.S. were 41% of total group sales in 2001, down from 46% in 2000, principally reflecting the change in sales mix due to the Class 1 acquisition. Excluding foreign currency and acquisitions, base international sales in 2001 increased by 4% compared with the prior year, while the base U.S. sales volume decreased by 9%, due to the soft conditions in most U.S. end-markets.

     Gross profit of $263.7 million in 2001 decreased by $14.2 million, or 5%, from 2000. Gross profit as a percent of sales was 36.3% in 2001 and decreased from 39.5% in 2000. The decline in gross profit and gross margins was attributable to significantly lower base business sales volumes, production inefficiencies and under-absorption of manufacturing expenses related to lower volumes and planned inventory reductions, and the addition of lower margin acquisitions. Selling, general and administrative (SG&A) expenses increased to $164.9 million in 2001 from $149.6 million in 2000 due to including acquisitions. As a percent of net sales, SG&A expenses were 22.7%, up from 21.2% in 2000. The increase principally reflected significantly lower base business sales volumes and incremental up-front costs associated with implementing the Company's Six Sigma and eBusiness initiatives. Goodwill amortization increased by $2.4 million to $14.2 million in 2001, reflecting the recent acquisitions. As a percent of sales, goodwill amortization remained flat at about 2% for both years.

     Operating income decreased by $43.1 million, or 37%, to $73.4 million in 2001 from $116.5 million in 2000. Excluding the restructuring charge, operating income as a percent of sales decreased to 11.6% in 2001 from 16.5% in 2000. The decreases in operating income and operating margin were reflected at all three business groups. They were attributable to significantly lower base business sales volumes, production inefficiencies and under-absorption of manufacturing expenses related to lower volumes and planned inventory reductions, addition of lower margin acquisitions and incremental costs associated with implementing the company initiatives. In the Pump Products Group, operating income of $61.8 million and operating margin of 14.5% in 2001 compared with the $73.6 million and 18.6% recorded in 2000. With a 17% year-over-year sales decline, profitability of the Dispensing Equipment Group had the most significant decrease of the Company's three groups, as operating income of $14.0 million and operating margin of 10.2% decreased from $32.5 million and 19.5% in 2000. Operating income in the Other Engineered Products Group of $25.0 million and operating margin of 15.2% in 2001 decreased from $27.4 million and 18.8% recorded in 2000. During 2001, IDEX recorded a restructuring charge totaling $11.2 million ($7.1 million after tax, or $.23 per share), to properly size the Company's operations to the then current business conditions. The restructuring affected all three business groups and reduced the workforce, lowered costs, improved efficiencies and addressed excess capacity that resulted from lower demand and more efficient processes at the Gast and Hale business units.

     Interest expense increased to $20.7 million in 2001 from $16.5 million in 2000. The increase principally was due to the additional debt incurred to acquire the Ismatec, Trebor, Liquid Controls, Class 1 and Versa-Matic businesses, which was partially offset by lower interest rates.

     The provision for income taxes decreased to $20.7 million in 2001 from $37.6 million in 2000, reflecting lower income. The effective tax rate increased to 38.8% in 2001 from 37.2% in 2000, primarily due to the lower income combined with the relative impact of certain nondeductible goodwill amortization expenses.

     Net income of $32.7 million in 2001 was 48% lower than the $63.4 million recorded in 2000. Diluted earnings per share were $1.05 in 2001, a decrease of $1.02, or 49%, from the $2.07 achieved in 2000. Net income before the restructuring charge was $39.8 million, 37% lower than the $63.4 million earned in the prior year, and diluted earnings per share were $1.28, down 38% from $2.07.

PERFORMANCE IN 2000 COMPARED WITH 1999

     IDEX achieved record orders, sales, net income and earnings per share in 2000. Incoming orders totaled $699 million, 7% higher than in 1999. Recent acquisitions (FAST -- June 1999, Ismatec -- April 2000 and Trebor -- May 2000) added 5% to full-year orders, and base business orders increased by 5%, while foreign currency translation had a 3% negative effect. All three groups showed year-over-year improvements.

     Net sales for 2000 reached $704.3 million and increased $49.3 million, or 8%, over 1999. Base business sales were up 6% and acquisitions added 5%, while foreign currency translation had a 3% negative effect. Sales to customers outside the U.S. were 41% of total sales in 2000, up from 39% in the prior year. International sales increased by 12% for 2000, while domestic sales rose 4%. Excluding the recent acquisitions and foreign currency translation, international sales increased by 11%, reflecting higher sales volume in all international markets.

     Pump Products Group sales of $395.0 million in 2000 increased by $22.6 million, or 6%, from 1999, principally reflecting 3% higher base business sales and the Ismatec and Trebor acquisitions, which added 4% to the sales growth. Foreign currency translation had a 1% negative effect on the Group's sales comparison to 1999. International sales grew by 13%, while domestic sales increased by 3%. As a result, sales to customers outside the U.S. increased to 33% of total group sales in 2000 from 31% in 1999, principally due to higher sales in Europe.

     Dispensing Equipment Group sales of $166.4 million increased by $25.4 million, or 18%, compared with the prior year. Overall base business sales increased by 13% and the FAST acquisition added 11%, while foreign currency translation had a 6% negative effect. International sales grew by 34%, while domestic sales increased by 3%. The increase in international sales reflected including FAST in 2000 for a full year and higher base business volume. Sales to customers outside the U.S. were 55% of total group sales in 2000, up from 48% in 1999, resulting primarily from the additional international sales from the FAST acquisition.

     Other Engineered Products Group sales of $145.8 million increased by $1.3 million, or 1%, compared with 1999. Overall base business sales increased by 5% and foreign currency translation had a 4% negative effect. Domestic sales increased by 10%, while international sales were 8% lower (1% excluding foreign currency translation). Sales to customers outside the U.S. were 46% of total group sales in 2000, down from 51% in 1999, reflecting a change in sales mix and the effects of foreign currency translation.

     Gross profit of $278.0 million in 2000 increased by $21.5 million, or 8%, from 1999. Gross profit as a percent of sales was 39.5% in 2000, up slightly from 39.2% in 1999. SG&A expenses increased to $149.6 million in 2000 from $140.5 million in the prior year, but as a percent of net sales, decreased to 21.2% from 21.4%. Goodwill amortization increased by 4% to $11.8 million in 2000 from $11.3 million in 1999. As a percent of sales, goodwill amortization remained flat at about 2% for both years.

     Operating income increased by $11.8 million, or 11%, to $116.5 million in 2000 from $104.7 million in the prior year, and as a percent of sales, improved to 16.5% from 16.0%. These increases reflected improvements at all three business groups and resulted from higher sales volumes, expense controls and productivity improvements. In the Pump Products Group, operating income of $73.6 million and operating margin of 18.6% compared with the $65.7 million and 17.6% recorded in 1999. In the Dispensing Equipment Group, operating income of $32.5 million and operating margin of 19.5%, increased from the $25.6 million and the 18.2% recorded in 1999. Operating income in the Other Engineered Products Group of $27.4 million and operating margin of 18.8%, increased from the $26.7 million and 18.5% achieved in 1999.

     Interest expense decreased to $16.5 million in 2000 from $18.0 million in 1999. The change was due to debt reductions from operating cash flow, partially offset by additional debt incurred to acquire the FAST, Ismatec and Trebor businesses.

     The provision for income taxes increased to $37.6 million in 2000 from $32.8 million in 1999, reflecting higher income. The effective tax rate decreased to 37.2% in 2000 from the 37.6% in 1999.

     Net income of $63.4 million in 2000 was 17% higher than the $54.4 million recorded in 1999. Diluted earnings per share were $2.07, an increase of $.26, or 14%, from the $1.81 achieved in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, IDEX's working capital was $127.6 million and its current ratio was 2.5 to 1. The Company's cash flow provided from operations increased by $14.6 million to $107.3 million in 2001, principally due to reductions in receivables and inventories, which were partially offset by lower income.

     Cash flow from operations was more than adequate to fund capital expenditures of $21.6 million, $20.7 million and $18.3 million in 2001, 2000 and 1999, respectively. Capital expenditures generally were used for machinery and equipment to improve productivity, although a portion was for business system technology and for repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term.

     The Company completed the acquisitions of Liquid Controls, Class 1 and Versa-Matic during 2001 for a cash purchase price of $132.3 million. The acquisitions were accounted for using the purchase method and were financed under the Company's U.S. bank credit facilities.

     During June 2001, IDEX signed a new, five-year multi-currency Credit Agreement replacing the former Credit Facility, which was to expire on July 1, 2001, and the German Facility, which was to expire on November 1, 2001. At December 31, 2001, the maximum amount available under the Credit Agreement was $300 million, of which $112.3 million was borrowed, including $59.3 million in western European currencies. These borrowings provide an economic hedge against the net investment in the four operations located in Europe. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate, or at LIBOR plus an applicable margin, and a utilization fee if the total borrowings exceed certain levels. The applicable margin is based on IDEX's debt rating and can range from 25 basis points to 100 basis points. The utilization fee can range from zero to 25 basis points. At December 31, 2001, the applicable margin was 80 basis points plus a utilization fee of 12.5 basis points since the borrowings exceeded 33% of the total available. The Company pays an annual fee of 20 basis points on the total facility.

     The Company and certain of its subsidiaries entered into an agreement in December 2001 with a financial institution under which it collateralized certain receivables for the borrowings (Receivables Facility). The Receivables Facility provides for borrowings of up to $50 million depending upon the level of eligible receivables. At December 31, 2001, $25 million was borrowed and included in long-term debt at an annual interest rate of approximately 3.4%.

     The Company has a $20 million demand line of credit (Short-Term Facility), which expires December 1, 2002. Borrowings under the Short-Term Facility are at the bank's reference rate, or based on LIBOR plus 80 basis points per annum. At December 31, 2001, there were no borrowings under the Short-Term Facility.

     IDEX believes it will generate sufficient cash flow from operations in 2002 to meet its operating requirements, interest on all borrowings outstanding in long-term debt, any authorized share repurchases, restructuring expenses, approximately $27 million of planned capital expenditures and $17 million of annual dividend payments to holders of common stock. Since it began operations in January 1988 through December 31, 2001, IDEX has borrowed $809 million under its various credit agreements to complete 19 acquisitions. During this period IDEX generated, principally from operations, cash flow of $682 million to reduce its indebtedness. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, IDEX may obtain all or a portion of the financing for the acquisitions through incurring additional long-term debt. The Credit Agreement contains a covenant that limits total debt outstanding to three-times operating cash flow. At December 31, 2001, IDEX was limited to $377 million of total debt outstanding. IDEX's contractual obligations and commercial commitments include rental payments under operating leases, payments under capital leases, long-term debt obligations and other long-term obligations arising in the ordinary course of business. The Company has no off-balance sheet arrangements or material long-term purchase obligations. There are no identifiable events or uncertainties, including the lowering of IDEX's credit rating, that would accelerate payment or maturity of any of these commitments or obligations.

NEW ACCOUNTING PRONOUNCEMENT

     IDEX historically accounted for all business combinations using the purchase method and will continue to use this method for all prospective business combinations. At December 31, 2001, goodwill totaled $454.6 million, which is subject to periodic review for impairment under SFAS No. 142. After reviewing the estimated fair market values, both in the aggregate and at individual business units, IDEX recorded no impairment to goodwill on January 1, 2002. If future operating performance at its business units would fall significantly below current levels, the Company would reflect a non-cash charge for goodwill impairment to its results of operations in that period.

     The pronouncement also requires that goodwill and certain intangible assets with indefinite lives no longer be amortized to earnings. Had the new accounting pronouncement been adopted on January 1, 2001, IDEX's reported diluted earnings per share in 2001 would have increased by $.37 from $1.05 to $1.42.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $291.8 million of total debt outstanding at December 31, 2001. Approximately 47% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $686,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. The Company will from time to time enter into interest rate swaps on its debt when it believes there is a clear financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. IDEX's exposure related to derivative instruments is, in the aggregate, not material to its financial position, results of operations and cash flows.

     The Company's foreign currency exchange rate risk is limited principally to the euro and British pound. IDEX manages its foreign exchange risk principally through invoicing its customers in the same currency as the source of the products.

                               NET SALES BY GROUP
                                 (IN THOUSANDS)

                                                                                OTHER
                                                                 DISPENSING   ENGINEERED
                                                 PUMP PRODUCTS   EQUIPMENT     PRODUCTS    COMBINED
                                                 -------------   ----------   ----------   --------
2001...........................................    $427,037       $137,407     $164,815    $729,259
2000...........................................    $394,999       $166,362     $145,823    $707,184
1999...........................................    $372,440       $140,996     $144,486    $657,922
1998...........................................    $375,692       $122,844     $144,004    $642,540
1997...........................................    $265,918       $138,202     $150,455    $554,575
1996...........................................    $245,620       $ 80,169     $149,949    $475,738
1995...........................................    $228,909       $ 42,007     $125,118    $396,034
1994...........................................    $197,013       $ 37,890     $ 84,784    $319,687
1993...........................................    $180,906       $ 31,944     $ 27,364    $240,214
1992...........................................    $156,172       $ 31,200     $ 28,856    $216,228
1991...........................................    $109,938       $ 29,646     $ 27,574    $167,158
1990...........................................    $103,323       $ 30,947     $ 26,883    $161,153
1989...........................................    $ 98,298       $ 26,976     $ 24,341    $149,615

                           OPERATING INCOME BY GROUP
                                 (IN THOUSANDS)

                                                                                OTHER
                                                                 DISPENSING   ENGINEERED
                                                 PUMP PRODUCTS   EQUIPMENT     PRODUCTS    COMBINED
                                                 -------------   ----------   ----------   --------
2001...........................................     $61,758       $13,957      $25,032     $100,747
2000...........................................     $73,726       $32,566      $27,498     $133,790
1999...........................................     $65,673       $25,614      $26,660     $117,947
1998...........................................     $74,812       $22,483      $24,596     $121,891
1997...........................................     $61,443       $25,636      $26,426     $113,505
1996...........................................     $55,129       $14,370      $26,595     $ 96,094
1995...........................................     $48,365       $11,739      $22,889     $ 82,993
1994...........................................     $40,303       $ 9,736      $14,954     $ 64,993
1993...........................................     $34,501       $ 6,761      $ 7,585     $ 48,847
1992...........................................     $31,252       $ 6,251      $ 7,887     $ 45,390
1991...........................................     $26,583       $ 5,322      $ 7,850     $ 39,755
1990...........................................     $26,175       $ 6,258      $ 7,733     $ 40,166
1989...........................................     $24,440       $ 6,813      $ 6,072     $ 37,325

2001 SALES BY REGION

     - 58% United States

     - 24% Europe

     - 10% Asia/Rest of World

     - 8% Canada/Latin America

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IDEX CORPORATION

                                          By     /s/ WAYNE P. SAYATOVIC
                                            ------------------------------------
                                                     Wayne P. Sayatovic
                                              Senior Vice President -- Finance
                                                and Chief Financial Officer
Date: December 19, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                    TITLE                             DATE
              ---------                                    -----                             ----



       /s/ DENNIS K. WILLIAMS            Chairman of the Board, President, Chief
------------------------------------     Executive Officer (Principal Executive
         Dennis K. Williams              Officer) and Director                         December 19, 2002




       /s/ WAYNE P. SAYATOVIC            Senior Vice President -- Finance and Chief
------------------------------------     Financial Officer (Principal Financial and
         Wayne P. Sayatovic              Accounting Officer)                           December 19, 2002




         /s/ BRADLEY J. BELL             Director
------------------------------------
           Bradley J. Bell                                                             December 19, 2002




        /s/ GREGORY B. KENNY             Director
------------------------------------
          Gregory B. Kenny                                                             December 19, 2002




        /s/ WILLIAM H. LUERS             Director
------------------------------------
          William H. Luers                                                             December 19, 2002




         /s/ PAUL E. RAETHER             Director
------------------------------------
           Paul E. Raether                                                             December 19, 2002




        /s/ NEIL A. SPRINGER             Director
------------------------------------
          Neil A. Springer                                                             December 19, 2002




        /s/ MICHAEL T. TOKARZ            Director
------------------------------------
          Michael T. Tokarz                                                            December 19, 2002

                                 CERTIFICATIONS

I, Dennis K. Williams, certify that:

     1. I have reviewed this annual report on Form 10-K/A of IDEX Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 19, 2002
                                                /s/ DENNIS K. WILLIAMS
                                          --------------------------------------
                                          Dennis K. Williams
                                          Chairman, President and
                                          Chief Executive Officer

I, Wayne P. Sayatovic, certify that:

     1. I have reviewed this annual report on Form 10-K/A of IDEX Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 19, 2002
                                                /s/ WAYNE P. SAYATOVIC
                                          --------------------------------------
                                          Wayne P. Sayatovic
                                          Senior Vice President -- Finance and
                                          Chief Financial Officer