Form 10-K
period 2002-12-31
IDEX CORP /DE/
filed 2003-02-28
CIK 832101

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM  __________________ TO ___________________


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

                 Registrant's telephone number: (847) 498-7070

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------                -----------------------------------------
COMMON STOCK, PAR VALUE                        NEW YORK STOCK EXCHANGE
    $.01 PER SHARE                             CHICAGO STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of IDEX Corporation as of December 31, 2002 was $891,691,395.

     The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of January 31, 2003 was 32,504,959 (net of treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2002 Annual Report to Shareholders of IDEX Corporation (the "2002 Annual Report") are incorporated by reference into Parts I and II of this Form 10-K and portions of the definitive Proxy Statement of IDEX Corporation (the "2003 Proxy Statement") with respect to the 2003 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

     We manufacture an extensive array of engineered industrial products sold to customers in a variety of industries around the world. We believe that each of our principal business units holds the number-one or number-two market share position in each unit's niche market. We also believe that our consistent financial performance has been attributable to the manufacture of quality products designed and engineered by us, coupled with our ability to identify and successfully integrate strategic acquisitions. IDEX Corporation ("IDEX" or the "Company") consists of three reportable business segments: Pump Products Group, Dispensing Equipment Group, and Other Engineered Products Group.

PUMP PRODUCTS GROUP

     The Pump Products Group produces a wide variety of pumps, compressors, flow meters, injectors and valves and related controls for the movement of liquids, air and gases. The devices and equipment produced by this group are used by a large and diverse set of industries including chemical processing, machinery, water treatment, medical equipment, liquid petroleum distribution, oil and refining, food and beverage, biotech, life sciences and drug processing. The seven business units that comprise this group are Gast Manufacturing, Liquid Controls, Micropump, Pulsafeeder, Rheodyne, Viking Pump and Warren Rupp. The group accounted for 58% of sales and 62% of operating income in 2002, with 37% of sales shipped to customers outside the U.S.

     Gast Manufacturing. Gast Manufacturing (Gast), acquired in 1998, is a leading manufacturer of air-moving products with an estimated one-third U.S. market share in air motors, low- and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast's products are used in applications requiring a quiet, clean source of moderate vacuum or pressure. Gast's primary markets served are medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts and industrial manufacturing. Gast is based in Benton Harbor, Michigan, with an additional operation in England. Approximately 20% of Gast's 2002 sales were to customers outside the U.S.

     Liquid Controls. Liquid Controls, acquired in January 2001, is a leading manufacturer of positive displacement flow meters and electronic registration and control products with an estimated one-third market share in its U.S. markets. Applications for its products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and LP gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Liquid Controls is headquartered in Lake Bluff, Illinois, with additional operations in Italy and India. During 2001, the Company decided to operate its previously acquired Corken business unit as part of Liquid Controls. Corken, based in Oklahoma City, Oklahoma and acquired by IDEX in 1991, is a leading producer of positive displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Approximately 50% of Liquid Controls' 2002 sales were outside the U.S.

     Micropump. Micropump, acquired in 1995, is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps with an approximate 40% U.S. market share. Micropump's products are used in low-flow abrasive and corrosive applications. Micropump serves markets including printing machinery, medical equipment, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp and paper, water treatment and textiles. Micropump has its headquarters facility in Vancouver, Washington, and also has operations in England. In April 2000, IDEX acquired Ismatec SA. Ismatec is a leading manufacturer of peristaltic metering pumps, analytical process controllers, and sample preparation systems. Headquartered near Zurich, Switzerland, the business operates as part of Micropump and provides Micropump with entry into scientific R&D markets including pharmaceutical, medical, biotech and institutional laboratory. In May 2000, IDEX acquired Trebor International, which also now operates as part of Micropump. Trebor is headquartered in Salt Lake City, Utah, and is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Its products are used to make semiconductors, disk drives and flat panel displays. Approximately 65% of Micropump's 2002 sales were to customers outside the U.S.

     Pulsafeeder. Pulsafeeder, acquired in 1992, is a leading manufacturer of metering pumps, special purpose rotary pumps, peristaltic pumps, electronic controls and dispensing equipment with an estimated one-third U.S. market share. Pulsafeeder's products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition. Pulsafeeder's markets include water and wastewater treatment, power generation, pulp and paper, chemical and hydrocarbon processing and swimming pools. This business is headquartered in Rochester, New York, with additional operations in Punta Gorda, Florida. Knight Equipment International was acquired in 1997 and is operated as part of the Pulsafeeder business unit. Knight, headquartered in Lake Forest, California, also has additional operations in The Netherlands. Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Halox Technologies, Inc. was acquired in April 2002 and is also operated as part of the Pulsafeeder business unit. Halox is a small Bridgeport, Connecticut based manufacturer of point-of-use chlorine dioxide equipment. Its products produce chlorine dioxide for use in water treatment and disinfectant applications. Chlorine dioxide is an effective biocide treatment of legionella and other water-borne pathogens. Halox products can be used in a wide variety of end markets including food and beverage, cooling towers and potable water treatement. In 2002, approximately 30% of Pulsafeeder's sales were to customers outside the U.S.

     Rheodyne. Rheodyne L.P., acquired in July 2002, is a leading manufacturer of injectors, valves, fittings and accessories for the analytical instrumentation market. Its products are used by manufacturers of high performance liquid chromatography equipment servicing the pharmaceutical, biotech, life science, food and beverage, and chemical markets. Rheodyne, based in Rohnert Park, California, became IDEX's twelfth stand-alone business unit and its activities are closely coordinated with those of Ismatec, Trebor and Micropump. Approximately 45% of Rheodyne's 2002 sales were to customers outside the U.S.

     Viking Pump. Viking Pump is one of the world's largest internal gear pump producers. In the U. S., it has an estimated 40% of the rotary gear pump market. Viking also produces lobe and external gear pumps, strainers and reducers, and related controls. These products are used for transferring and metering thin and viscous liquids. Markets served by Viking include chemical, petroleum, pulp and paper, plastics, paints, inks, tanker trucks, compressor, construction, food, beverage, personal care, pharmaceutical and biotech. Viking operates two foundries that supply a majority of Viking's castings requirements and also sells a variety of castings to outside customers. Viking is based in Cedar Falls, Iowa, with additional operations in Canada, England and Ireland. Wrightech Corporation was acquired in October 2002 and is headquartered in Waukesha, Wisconsin. Wrightech, which operates as part of Viking Pump, is a small manufacturer of stainless-steel positive displacement pumps and replacement parts for the sanitary product marketplace. This market includes beverage, food processing, pharmaceutical, cosmetics and other industries that require sanitary processing. Approximately 30% of Viking's 2002 sales were to customers outside the U.S.

     Warren Rupp. Warren Rupp is a leading producer of double-diaphragm pumps, both air-operated and motor-driven, and accessories with an estimated 30% U.S. market share. Warren Rupp's products are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. This business serves markets including chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance. Warren Rupp is based in Mansfield, Ohio, with additional operations in England. Blagdon Pump, located in the U.K., was acquired in 1997 and is operated as part of the Warren Rupp business unit. Versa-Matic Tool, Inc. (Versa-Matic) was acquired in June 2001 and also operates as part of Warren Rupp. Headquartered in Export, Pennsylvania, Versa-Matic is a leading manufacturer and distributor of air-operated double-diaphragm pumps and pump replacement parts. Warren Rupp's sales to customers outside the U.S. in 2002 were approximately 45%.

DISPENSING EQUIPMENT GROUP

     The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes; refinishing equipment; and centralized lubrication systems. This equipment is used in a variety of retail and commercial industries around the world. This group provides equipment, systems, and services for applications such as tinting paints and coatings, industrial and automotive refinishing, and the precise lubrication of machinery and transportation equipment. The three business units that comprise this group are FAST, Fluid Management and Lubriquip. The group accounted for 19% of sales and 16% of operating income in 2002, with 54% of sales shipped to customers outside the U.S.

     FAST. The Company acquired FAST S.p.A. (FAST) in 1999. FAST is a leading European manufacturer of precision-designed tinting, mixing, dispensing and measuring equipment for refinishing, architectural and industrial paints, inks, dyes, pastes and other liquids. Management estimates that FAST has a 20% European share of the architectural and refinishing equipment markets. FAST's products are used for the precise and reliable reproduction of colors based on paint producers' formulas. Through architectural, refinishing and industrial paint producers, precision equipment is supplied to retail and commercial stores, home centers, and automotive body shops. Over 95% of FAST's sales in 2002 were to customers outside the U.S. FAST is based in Milan, Italy.

     Fluid Management. Fluid Management, acquired in 1996, is the market leader in automatic and manually operated dispensing, metering and mixing equipment for the paints and coatings market with an estimated 50% worldwide market share. Fluid Management's products are used for the precise blending of base paints, tints and colorants, and inks and dyes. Fluid Management's markets include retail and commercial paint stores, hardware stores, home centers, department stores, printers, and paint and ink manufacturers. Fluid Management is based in Wheeling, Illinois. Additional operations are located in The Netherlands and Australia. Approximately 45% of Fluid Management's 2002 sales were to customers outside the U.S.

     Lubriquip. Lubriquip is a market leader in centralized oil and grease lubrication systems, force-feed lubricators, metering devices, related electronic controls and accessories with an estimated 25% share of the U.S. market for centralized oil lubrication systems. Lubriquip's products are used to prolong equipment life, reduce maintenance costs and increase productivity. Lubriquip serves markets including machine tools, transfer machines, conveyors, packaging equipment, transportation equipment, construction machinery, food processing and paper machinery. Lubriquip is headquartered in Warrensville Heights, Ohio, with an additional operation in Madison, Wisconsin. Approximately 20% of Lubriquip's sales in 2002 were to customers outside the U.S.

OTHER ENGINEERED PRODUCTS GROUP

     The Other Engineered Products Group produces firefighting pumps, rescue tools and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications. The two business units that comprise this group are Hale Products and Band-It. The group accounted for 23% of sales and 22% of operating income in 2002, with 42% of sales shipped to customers outside the U.S.

     Band-It. Band-It is a leading producer of high-quality stainless steel bands, buckles and clamping systems with an estimated 45% worldwide market share. Band-It's products are used for securing hose fittings, signs, signals, pipes, poles, electrical shielding and bundling and numerous other industrial and commercial applications. Signfix was acquired in 1993 and is being operated as part of the Band-It business unit. Band-It's markets include transportation equipment, oil and gas, industrial maintenance, electronics, electrical, communications, aerospace, traffic and commercial signs. Band-It is based in Denver, Colorado, with three additional operations in England and one in Singapore. In 2002, approximately 55% of Band-It's sales were to customers outside the U.S.

     Hale Products. Hale Products (Hale), acquired in 1994, is a leading manufacturer of truck-mounted fire pumps and rescue systems with an estimated 40% worldwide market share. Hale's products include the Hurst Jaws of Life(R) and LUKAS(R) rescue tool and re-railing systems. Hale's pumps are used to pump water or foam to extinguish fires; its rescue equipment is used to extricate accident victims; and its forced entry equipment is used for law enforcement, disaster recovery, and recycling. Hale's markets include public and private fire and rescue organizations. In January 2001, IDEX acquired Class 1, headquartered in Ocala, Florida, which now is also operated as part of Hale. Class 1 is a leading supplier of components and systems to the fire and rescue vehicle market. Its primary products include electronic information controls, engine information systems, electronic multiplexing units, electrical monitoring equipment and systems and fire truck mechanical components. LUKAS was acquired in 1995 and is operated as part of the Hale business unit. Hale is headquartered in Ocala, Florida, with additional operations in Conshohocken, Pennsylvania, Shelby, North Carolina, England and Germany. Approximately 35% of Hale's 2002 sales were to customers outside the U.S.

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

     The principal competitors of the Dispensing Equipment Group are Corob S.p.A. (with respect to dispensing and mixing equipment for the paint industry) and Lincoln Industrial (with respect to centralized lubrication systems).

     The Other Engineered Products Group's principal competitors are A.J. Gerrard & Company, a division of Illinois Tool Works Inc. (with respect to stainless steel bands, buckles and tools) and Waterous Company, a division of American Cast Iron Pipe Company (with respect to truck-mounted fire-fighting pumps).

EMPLOYEES

     At December 31, 2002, IDEX had approximately 3,900 employees. Approximately 15% were represented by labor union with various contracts expiring though March 2007. Management believes that the Company's relationship with its employees is good. The Company has historically been able to satisfactorily renegotiate its collective bargaining agreements, with its last work stoppage in March 1993.

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

SEGMENT INFORMATION

     For segment financial information for the years 2002, 2001, and 2000, see the table titled "Company and Business Group Financial Information" presented on page 18 under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of the "Notes to Consolidated Financial Statements" on page 31 of the 2002 Annual Report, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past 5 years.

                                    YEARS OF
NAME                         AGE   SERVICE (1)            POSITION
----                         ---   -----------            --------
Dennis K. Williams........   56         3       Chairman of the Board, President and
                                                  Chief Executive Officer
Wayne P. Sayatovic........   56        30       Senior Vice President-Finance and  Chief
                                                  Financial Officer
Kimberly K. Bors..........   42        --       Vice President-Human Resources
James S. Dahlke...........   52        --       Vice President-Group Executive

Harley B. Kaplan..........   48         1       Vice President-Group Executive
Clinton L. Kooman.........   59        38       Vice President-Controller
Douglas C. Lennox.........   50        23       Vice President-Treasurer
John L. McMurray..........   52        10       Vice President-Operational Excellence
Dennis L. Metcalf.........   55        29       Vice President-Corporate Development
Frank J. Notaro...........   39         5       Vice President-General Counsel and
                                                  Secretary
David T. Windmuller.......   45        22       Vice President-Group Executive


-------------
(1) The years of service for executive officers include the period prior to acquisition by IDEX or with IDEX's predecessor company.

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

     Mr. Sayatovic has been Senior Vice President-Finance and Chief Financial Officer of the Company since January 1992.

     Ms. Bors has been Vice President-Human Resources of the Company since January 2003. Prior to joining IDEX, Ms. Bors was vice president of people and process integration from December 2000 to December 2002 for Brunswick Corporation's Boat Group, a $1.4 billion manufacturer of recreational boats. From December 1998 to December 2000, Ms. Bors was president of Chris Craft Boat, a division of Outboard Marine Corporation, a $1 billion recreational marine company. From December 1995 to December 1998, Ms. Bors was vice president of human resources at Outboard Marine Corporation.

     Mr. Dahlke has been Vice President-Group Operations since September 2002. Prior to joining IDEX, Mr. Dahlke was president from September 1999 to August 2002 of the Office Products Division of Knape & Vogt, a manufacturer of hardware for the office furniture industry as well as office accessories. From 1995 to 1999, Mr. Dahlke was president of Harrow Industries in Grand Rapids, MI. Harrow Industries was a holding company of six autonomous businesses serving the commercial, industrial and consumer markets. Mr. Dahlke was also a shareholder and officer of Wrightech Corporation, which was acquired by IDEX in October 2002.

     Mr. Kaplan has been Vice President-Group Operations since March 2002. Prior to joining IDEX, Mr. Kaplan was president and chief executive officer from March 2001 to March 2002 of Wells Lamont Corporation, a worldwide leader in industrial and consumer hand protection. From October 1996 to March 2001, Mr. Kaplan was president of Koehler-Bright Star, Inc., a wholly-owned subsidiary of the Marmon Group.

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

PUBLIC FILINGS

     Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available through the Company's web site at http://www.idexcorp.com.
                                            -----------------------

ITEM 2. PROPERTIES.

     The Company's principal plants and offices have an aggregate floor space area of approximately 2.9 million square feet, of which 2.0 million square feet (69%) are located in the U.S. and approximately 0.9 million square feet (31%) are located outside the U.S., primarily in Italy (10%), the U.K. (9%), The Netherlands (5%) and Germany (4%). These facilities are considered to be suitable and adequate for their operations. Management believes that utilization of manufacturing capacity ranges from 40% to 70% in each facility. The Company's executive office occupies approximately 18,000 square feet of leased space in Northbrook, Illinois.

     Approximately 2.1 million square feet (72%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.6 million square feet (55%) of the principal plant and office floor area is held by business units in the Pump Products Group; 0.7 million square feet (23%) is held by business units in the Dispensing Equipment Group; and 0.6 million square feet (22%) is held by business units in the Other Engineered Products Group.

ITEM 3. LEGAL PROCEEDINGS.

     IDEX and five of its subsidiaries have been named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. Such components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, all of the Company's settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs have been covered in full by insurance. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them.

     Claims have been filed in California, Illinois, Michigan, Mississippi, New Jersey, New York, Ohio, Pennsylvania and Washington. A few claims have been settled for minimal amounts and some have been dismissed without payment. None have been tried.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     Information regarding the prices of, and dividends on, the Common Stock, and certain related matters, is incorporated herein by reference to "Shareholder Information" on page 41 of the 2002 Annual Report.

     The principal market for the Common Stock is the New York Stock Exchange, but the Common Stock is also listed on the Chicago Stock Exchange. As of January 31, 2003, the Common Stock was held by approximately 4,700 shareholders and there were 32,504,959 shares of Common Stock outstanding, net of treasury shares.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under "Historical Data" on pages 14 and 15 of the 2002 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 to 23 of the 2002 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information set forth under the caption "Market Risk" on page 23 of the 2002 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of IDEX, including Notes thereto, together with the independent auditors' report thereon of Deloitte & Touche LLP on pages 24 to 37 of the 2002 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding the directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the 2003 Proxy Statement.

     Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this report under the caption "Executive Officers of the Registrant" on page 5.

     Certain information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the information set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding executive compensation is incorporated herein by reference to the materials under the caption "Compensation of Executive Officers" in the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption "Security Ownership" in the 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption "Certain Interests" in the 2003 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  1. Financial Statements

     The following financial statements are incorporated herein by reference to the 2002 Annual Report.

                                                                                                 2002 ANNUAL
                                                                                                 REPORT PAGE
                                                                                                 -----------
Consolidated Balance Sheets as of December 31, 2002 and 2001 ................................       24
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000...       25
Consolidated Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000 ......       26
Consolidated Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 ................       27
Notes to Consolidated Financial Statements ..................................................     28-36
Independent Auditors' Report ................................................................       37

     2. Financial Statement Schedule

                                                                                              2002 FORM
                                                                                              10-K PAGE
                                                                                              ---------
        (a) Independent Auditors' Report..................................................       10
        (b) Schedule II -- Valuation and Qualifying Accounts..............................       11

             All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements of IDEX or the Notes thereto.

     3. Exhibits

        The exhibits filed with this report are listed on the "Exhibit Index."

(B)  Report on Form 8-K

     None filed in the fourth quarter 2002.

                          INDEPENDENT AUDITORS' REPORT

IDEX Corporation:

     We have audited the consolidated financial statements of IDEX Corporation and its Subsidiaries as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, and have issued our report thereon; dated January 23, 2003: such financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of IDEX Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
January 23, 2003

                        IDEX CORPORATION AND SUBSIDIARIES
                 SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                    BALANCE    CHARGED TO                                   BALANCE
                                                   BEGINNING    TO COSTS                                    END OF
DESCRIPTION                                         OF YEAR     EXPENSES      DEDUCTIONS      OTHER          YEAR
-----------                                        ---------   ----------     ----------    ------------    -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
--------------------------------
Year Ended December 31, 2002:
  Deducted from assets to which they apply:
    Allowance for Doubtful Accounts ............     $3,375      $    75(1)     $  533(2)     $  172(3)      $3,089

Year Ended December 31, 2001:
  Deducted from assets to which they apply:
    Allowance for Doubtful Accounts ............      3,342          830(1)      1,269(2)        472(3)       3,375

Year Ended December 31, 2000:
  Deducted from assets to which they apply:
    Allowance for Doubtful Accounts ............      3,135          481(1)        459(2)        185(3)       3,342

ACCRUED RESTRUCTURING
---------------------
Year ended December 31, 2002:
  Deducted from liabilities to which they apply:
    Accrued Restructuring ......................     $5,479      $ 1,328        $4,796(4)     (1,531)(5)     $  480

Year ended December 31, 2001:
  Deducted from liabilities to which they apply:
    Accrued Restructuring ......................         --       11,226         5,747(4)         --          5,479

Year ended December 31, 2000:
  Deducted from liabilities to which they apply:
    Accrued Restructuring ......................         --           --            --            --             --

-----------
(1) Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.
(2)  Represents uncollectible accounts, net of recoveries.
(3)  Represents acquisition, translation and reclassification adjustments.
(4)  Represents expenditures on liabilities established for restructuring.
(5)  Represents reversal of restructuring charges initially recorded.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      IDEX CORPORATION

                                      By: /s/ WAYNE P. SAYATOVIC
                                          ----------------------------------
                                          WAYNE P. SAYATOVIC
                                          Senior Vice President -- Finance and
                                          Chief Financial Officer

Date: February 28, 2003

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

             SIGNATURE                                     TITLE                              DATE
             ---------                                     -----                              ----

/S/     DENNIS K. WILLIAMS               Chairman of the Board, President, Chief
-------------------------------------    Executive Officer (Principal Executive Officer)
         Dennis K. Williams              and Director                                     February 28, 2003


/S/    WAYNE P. SAYATOVIC                Senior Vice President -- Finance and Chief
-------------------------------------    Financial Officer (Principal Financial and
         Wayne P. Sayatovic              Accounting Officer)                              February 28, 2003


/S/         BRADLEY J. BELL              Director
-------------------------------------
          Bradley J. Bell                                                                 February 28, 2003

/S/     GREGORY B. KENNY                 Director
-------------------------------------
          Gregory B. Kenny                                                                February 28, 2003

/S/       WILLIAM H. LUERS               Director
-------------------------------------
          William H. Luers                                                                February 28, 2003

/S/        PAUL E. RAETHER               Director
-------------------------------------
          Paul E. Raether                                                                 February 28, 2003

/S/       NEIL A. SPRINGER               Director
-------------------------------------
          Neil A. Springer                                                                February 28, 2003

/S/     MICHAEL T. TOKARZ                Director
-------------------------------------
         Michael T. Tokarz                                                                February 28, 2003

                                  CERTIFICATION

I, Dennis K. Williams, certify that:

1. I have reviewed this annual report on Form 10-K of IDEX Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 28, 2003                            /s/ DENNIS K. WILLIAMS
                                             -----------------------------------
                                             DENNIS K. WILLIAMS
                                             Chairman, President and Chief
                                             Executive Officer

                                 CERTIFICATION

I, Wayne P. Sayatovic, certify that:

1. I have reviewed this annual report on Form 10-K of IDEX Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 28, 2003                           /s/ WAYNE P. SAYATOVIC
                                            ------------------------------------
                                            WAYNE P. SAYATOVIC
                                            Senior Vice President -- Finance and
                                            Chief Financial Officer

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

 4.2 Indenture, dated as of February 23, 1998, between IDEX Corporation, and Norwest Bank Minnesota, National Association, as Trustee, relating to the 6-7/8% of Senior Notes of IDEX due February 15, 2008 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No. 1-10235)

 4.3 Specimen Senior Note of IDEX Corporation (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No. 1-10235)

 4.4 Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)

 4.5 Credit Agreement, dated as of June 8, 2001, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the Other Financial Institutions Party Hereto: Bank of America Securities LLC. (incorporated by reference to Exhibit No. 4.5 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 2001, Commission File No. 1-10235) 4.6 Credit Lyonnais Uncommitted Line of Credit, dated as of December 3, 2001

*4.6 (a) Amendment No. 1 dated as of November 22, 2002 to the Credit Lyonnais Uncommitted Line of Credit Agreement dated December 3, 2001 4.7 Receivables Purchase Agreement dated as of December 20, 2001 among IDEX Receivables Corporation, as Seller, IDEX Corporation, as Servicer, Falcon Asset Securitization Corporation, the Several Financial Institutions from Time to Time Party Hereto, and Bank One, NA (Main Office Chicago), as Agent

 4.7 Receivables Purchase Agreement dated as of December 20, 2001 among IDEX Receivables Corporation, as Seller, IDEX Corporation, as Servicer, Falcon Asset Securitization Corporation, the Several Financial Institutions from Time to Time Party Hereto, and Bank One, NA (Main Office Chicago), as Agent

*4.7 (a) Amended and Restated Fee Letter dated as of December 18, 2002 of the Receivables Purchase Agreement dated as of December 20, 2001

 4.8** Form of Shareholder Purchase and Sale Agreement of IDEX Corporation (incorporated by reference to Exhibit No. 10.24 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-28317, as filed on June 1, 1989)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

 4.9 Registration Rights Agreement, dated January 22, 1988, among IDEX, KKR Associates and IDEX Associates, relating to the Common Stock (Incorporated by reference to Exhibit No. 10.8 to the Registration Statement on Form S-1 of IDEX Corporation, et al., Registration No. 33-21205, as filed on April 21, 1988)

 4.9 (a) Amendment to Registration Rights Agreement, dated as of September 13, 2002, among IDEX and KKR Associates, L.P. (incorporated by reference to Exhibit No. 10.3 to the Registration Statement on Form S-3 of IDEX, Registration No. 333-99591, as filed on September 13, 2002)

10.1**         Employment Agreement between IDEX Corporation and Dennis K.
               Williams, dated April 14, 2000 (incorporated by reference to Exhibit No. 10.6 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 1-10235)

10.2** Amended and Restated Employment Agreement between IDEX Corporation and Wayne P. Sayatovic, dated March 31, 2000 (incorporated by reference to Exhibit No. 10.2 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2000, Commission File No. 1-10235)

10.2(a)**      Letter Agreement between IDEX Corporation and Wayne P.
               Sayatovic dated April 24, 2000 (incorporated by reference to
               Exhibit No. 10.7 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 2000, Commission File No.
               1-10235)

10.3** Revised and Restated Management Incentive Compensation Plan for Key Employees Effective January 1, 2002

10.4** Form of Indemnification Agreement of IDEX Corporation (incorporated by reference to Exhibit No. 10.23 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-28317, as filed on April 26, 1989)

10.5** Form of Shareholder Purchase and Sale Agreement of IDEX Corporation (filed as Exhibit No. 4.8)

10.6** IDEX Corporation Amended and Restated Stock Option Plan for Outside Directors adopted by resolution of the Board of Directors dated as of January 25, 2000 (incorporated by reference to Exhibit No. 10.1 of the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2000, Commission File No. 10-10235)

10.7 Registration Rights Agreement, dated January 22, 1988, among IDEX, KKR Associates and IDEX Associates, relating to the Common Stock (filed as Exhibit No. 4.9)

10.7(a) Amendment to Registration Rights Agreement, dated as of September 13, 2002, among IDEX and KKR Associates, L.P. (filed as Exhibit No. 4.9(a))

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

10.8(b)**      First Amended and Restated 1996 Stock Option Plan for Non-Officer
               Key Employees of IDEX Corporation dated March 27, 2001

10.8(c)**      Second Amended and Restated 1996 Stock Option Plan for
               Non-Officer Key Employees of IDEX Corporation dated March 26,
               2002

 10.9** Non-Qualified Stock Option Plan for Officers of IDEX Corporation (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1992, Commission File No. 1-102351)

 10.10** First Amended and Restated 1996 Stock Plan for Officers of IDEX Corporation (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 1-102351)

 10.11** 2001 Stock Plan for Officers dated March 27, 2001 (incorporated by reference to Exhibit No. 10.2 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 1-10235)

 10.12** Executive Incentive Bonus Plan dated March 27, 2001 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 1-10235)

 10.13** IDEX Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1992, Commission File No. 1-102351)

 10.14** Second Amended and Restated IDEX Corporation Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.14(b) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1997, Commission File No. 1-10235)

 10.15** IDEX Corporation 1996 Deferred Compensation Plan for Officers (incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-8 of IDEX, et al., Registration No. 333-18643, as filed on December 23, 1996)

 10.16** IDEX Corporation 1996 Deferred Compensation Plan for Non-Officer Presidents (incorporated by reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 of IDEX, et al., Registrant No. 333-18643, as filed on December 23, 1996)

 10.17** Letter Agreement between IDEX Corporation and David T. Windmuller, dated April 24, 2000 (incorporated by reference to Exhibit No. 10.9 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 1-10235)

 10.18** Letter Agreement between IDEX Corporation and John L. McMurray, dated April 24, 2000 (incorporated by reference to Exhibit No. 10.17(a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)

*12            Ratio of Earnings to Fixed Charges

*13 The portions of IDEX Corporation's 2002 Annual Report to Shareholders which are specifically incorporated by reference.

*21            Subsidiaries of IDEX

*23            Consent of Deloitte & Touche LLP

*99.1 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*99.2 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

-------------
 *  Filed herewith
**  Management contract or compensatory plan or agreement.