Form 10-K/A
period 2002-12-31
IDEX CORP /DE/
filed 2003-03-14
CIK 832101

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                  FORM 10-K/A
                               (Amendment No. 1)

(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                  TO
                                        ----------------    ------------------

                         COMMISSION FILE NUMBER 1-10235

                                IDEX CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      36-3555336
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

              630 DUNDEE ROAD,
            NORTHBROOK, ILLINOIS                                   60062
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2) YES [X]     NO [ ]

     The aggregate market value of the voting stock held by non-affiliates of IDEX Corporation as of December 31, 2002 was $891,691,395.

     The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of January 31, 2003 was 32,504,959 (net of treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement of IDEX Corporation (the "2003 Proxy Statement") with respect to the 2003 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K/A.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Form 10-K/A is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to amend Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 14 Controls and Procedures. In addition, Part III,
Item 14 is renumbered as Item 15.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


     Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the information set forth under the captions "Security Ownership" on pages 8 and 9 of the 2003 Proxy Statement and "Proposal 2 -- Approval of the Third Amended and Restated 1996 Stock Option Plan For Non-Officer Key Employees of IDEX Corporation" on pages 16 through 19 of the 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES.


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

ITEM 15.


     Item 14 in the Form 10-K for the fiscal year ended December 31, 2002 is renumbered as Item 15.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IDEX CORPORATION

                                          By     /s/ WAYNE P. SAYATOVIC
                                            ------------------------------------
                                                     Wayne P. Sayatovic
                                              Senior Vice President -- Finance
                                                and Chief Financial Officer
Date: March 13, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003
                                                /s/ DENNIS K. WILLIAMS
                                          --------------------------------------
                                          Dennis K. Williams
                                          Chairman, President and
                                          Chief Executive Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003
                                                /s/ WAYNE P. SAYATOVIC
                                          --------------------------------------
                                          Wayne P. Sayatovic
                                          Senior Vice President -- Finance and
                                          Chief Financial Officer