Form 10-Q
period 2003-03-31
IDEX CORP /DE/
filed 2003-05-13
CIK 832101

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

(MARK ONE)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________
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

                               Yes  [X]   No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes  [X]   No [ ]

      Number of shares of common stock of IDEX Corporation outstanding as of April 30, 2003: 32,494,719 (net of treasury shares).


================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                        IDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                             MARCH 31,      DECEMBER 31,
                                                                            -----------     -----------
                                                                               2003            2002
                                                                            -----------     -----------
                                                                            (UNAUDITED)
ASSETS
Current assets
    Cash and cash equivalents ..........................................     $   7,772      $   6,952
    Receivables - net ..................................................       107,353        101,494
    Inventories ........................................................       106,257        105,580
    Other current assets ...............................................        10,004          7,234
                                                                             ---------      ---------
      Total current assets .............................................       231,386        221,260
Property, plant and equipment - net ....................................       144,373        148,246
Goodwill - net .........................................................       532,821        530,663
Intangible assets - net ................................................        19,301         19,377
Other noncurrent assets ................................................        11,473         11,504
                                                                             ---------      ---------
      Total assets .....................................................     $ 939,354      $ 931,050
                                                                             =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Trade accounts payable .............................................     $  54,915      $  61,153
    Dividends payable ..................................................         4,552          4,548
    Accrued expenses ...................................................        43,111         42,631
                                                                             ---------      ---------
      Total current liabilities ........................................       102,578        108,332
Long-term debt .........................................................       238,156        241,051
Other noncurrent liabilities ...........................................        78,613         74,876
                                                                             ---------      ---------
      Total liabilities ................................................       419,347        424,259

Shareholders' equity
     Common stock, par value $.01 per share
     Shares issued and outstanding: 2003 - 32,570,184; 2002 - 32,536,166           326            325
     Additional paid-in capital ........................................       183,383        182,538
     Retained earnings .................................................       339,776        331,635
     Minimum pension liability adjustment ..............................       (10,571)       (10,571)
     Accumulated translation adjustment ................................        12,995          9,240
     Treasury stock, at cost: 2003 and 2002 - 59,350 ...................        (1,946)        (1,946)
     Unearned compensation on restricted stock .........................        (3,956)        (4,430)
                                                                             ---------      ---------
      Total shareholders' equity .......................................       520,007        506,791
                                                                             ---------      ---------
      Total liabilities and shareholders' equity .......................     $ 939,354      $ 931,050
                                                                             =========      =========


                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                            ---------------------
                                                              2003         2002
                                                            --------     --------
Net sales .............................................     $195,498     $174,936
Cost of sales .........................................      121,195      109,511
                                                            --------     --------
Gross profit ..........................................       74,303       65,425
Selling, general and administrative expenses ..........       50,902       42,919
                                                            --------     --------
Operating income ......................................       23,401       22,506
Other income - net ....................................           20          203
                                                            --------     --------
Income before interest expense and income taxes .......       23,421       22,709
Interest expense ......................................        3,739        4,670
                                                            --------     --------
Income before income taxes ............................       19,682       18,039
Provision for income taxes ............................        6,987        6,494
                                                            --------     --------
Net income ............................................     $ 12,695     $ 11,545
                                                            ========     ========

Basic earnings per common share .......................          .39          .38
                                                            ========     ========
Diluted earnings per common share .....................          .39          .37
                                                            ========     ========

Share data:
Basic weighted average common shares outstanding ......       32,291       30,513
                                                            ========     ========
Diluted weighted average common shares outstanding ....       32,805       31,544
                                                            ========     ========


                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                         COMMON                                                         UNEARNED
                                        STOCK &                  MINIMUM                              COMPENSATION
                                       ADDITIONAL                PENSION     ACCUMULATED                   ON              TOTAL
                                        PAID-IN     RETAINED    LIABILITY    TRANSLATION   TREASURY    RESTRICTED      SHAREHOLDERS'
                                        CAPITAL     EARNINGS    ADJUSTMENT    ADJUSTMENT     STOCK        STOCK           EQUITY
                                       ----------   --------    ----------   -----------   ---------  ------------     ------------
Balance, December 31, 2002 ..........  $ 182,863   $ 331,635    $ (10,571)     $  9,240    $ (1,946)    $  (4,430)     $ 506,791
Net income ..........................                 12,695                                                              12,695
Other comprehensive income
 Unrealized translation adjustment ..                                             3,755                                    3,755
                                                                                  -----                                   ------
      Other comprehensive income ....                                             3,755                                    3,755
                                                      ------                      -----                                   ------
      Comprehensive income ..........                 12,695                      3,755                                   16,450
                                                      ------                      -----                                   ------
Issuance of 34,018 shares of
  common stock from exercise of
  stock options and deferred
  compensation plans.................        846                                                                             846
Amortization of restricted stock ....                                                                         474            474
Cash dividends declared - $.14 per
 common share outstanding ...........                 (4,554)                                                             (4,554)
                                       ---------   ---------    ---------      --------    --------     ---------      ---------
Balance, March 31, 2003 .............  $ 183,709   $ 339,776    $ (10,571)     $ 12,995    $ (1,946)    $  (3,956)     $ 520,007
                                       =========   =========    =========      ========    ========     =========      =========


                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      FOR THE THREE MONTHS
                                                                                                         ENDED MARCH 31,
                                                                                                    -----------------------
                                                                                                      2003           2002
                                                                                                    --------      ---------
Cash flows from operating activities
Net income ....................................................................................     $ 12,695      $ 11,545
Adjustments to reconcile to net cash provided by operations:
    Depreciation and amortization .............................................................        7,282         7,039
    Amortization of intangibles ...............................................................          154           192
    Amortization of unearned compensation .....................................................          474           474
    Amortization of debt issuance expenses ....................................................          145           145
    Deferred income taxes .....................................................................        1,402           250
    Changes in:
       Receivables - net ......................................................................       (8,533)       (2,973)
       Inventories ............................................................................       (2,525)        2,991
       Trade accounts payable .................................................................        4,006         4,978
       Accrued expenses .......................................................................          479           373
    Other - net ...............................................................................        1,281        (1,222)
                                                                                                    --------      --------
     Net cash flows from operating activities .................................................       16,860        23,792

Cash flows from investing activities
    Additions to property, plant and equipment ................................................       (3,792)       (4,385)
    Proceeds from fixed asset disposals .......................................................           15            55
    Disposition of product line ...............................................................        3,022          --
    Acquisition of businesses .................................................................       (8,000)         --
                                                                                                    --------      --------
      Net cash flows from investing activities ................................................       (8,755)       (4,330)

Cash flows from financing activities
    Borrowings under credit facilities for acquisitions .......................................        8,000          --
    Net repayments under credit facilities ....................................................       (6,432)      (13,133)
    Repayments (borrowings) of other long-term debt ...........................................       (2,268)        1,134
    Decrease in accrued interest ..............................................................       (2,582)       (2,891)
    Dividends paid ............................................................................       (4,551)       (4,303)
    Proceeds from stock option exercises ......................................................          548         1,480
                                                                                                    --------      --------
      Net cash flows from financing activities ................................................       (7,285)      (17,713)
                                                                                                    --------      --------
Net increase in cash ..........................................................................          820         1,749
Cash and cash equivalents at beginning of year ................................................        6,952         4,972
                                                                                                    --------      --------
Cash and cash equivalents at end of period ....................................................     $  7,772      $  6,721
                                                                                                    ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid for:
  Interest ....................................................................................     $  6,176      $  7,705
  Income taxes ................................................................................          947         2,027


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


                                          FOR THE THREE MONTHS
                                             ENDED MARCH 31,
                                        ------------------------
                                           2003           2002
                                        ---------      ---------
Net sales
  Pump Products:
    External customers ............     $ 110,212      $ 101,482
    Intersegment sales ............           792            691
                                        ---------      ---------
      Total group sales ...........       111,004        102,173
                                        ---------      ---------
  Dispensing Equipment:
    External customers ............        39,282         33,090
    Intersegment sales ............          --             --
                                        ---------      ---------
      Total group sales ...........        39,282         33,090
                                        ---------      ---------
  Other Engineered Products:
    External customers ............        46,004         40,364
    Intersegment sales ............          --             --
                                        ---------      ---------
      Total group sales ...........        46,004         40,364
                                        ---------      ---------
  Intersegment elimination ........          (792)          (691)
                                        ---------      ---------
      Total net sales .............     $ 195,498      $ 174,936
                                        =========      =========

Operating income
  Pump Products ...................     $  15,675      $  16,418
  Dispensing Equipment ............         4,852          4,139
  Other Engineered Products .......         7,150          5,655
  Corporate office and other ......        (4,276)        (3,706)
                                        ---------      ---------
       Total operating income .....     $  23,401      $  22,506
                                        =========      =========


2.   RESTRUCTURING CHARGE

     IDEX took actions in 2001 and 2002 to downsize operations to lower its cost structure. These steps were necessary to appropriately size the Company's production capacity and administrative support levels to match the declining levels of demand for a broad range of products. A rollforward of the remaining restructuring accrual related to the restructuring plans from December 31, 2002 to March 31, 2003 is included below:


                                     EMPLOYEE     IDLE FACILITY
                                   TERMINATION        COSTS
                                      COSTS         AND OTHER         TOTAL
                                   -----------    -------------     ---------
Balance January 1, 2003 ......       $ 394            $  86          $ 480
Payments .....................         (16)             (26)           (42)
                                     -----            -----          -----
Balance March 31, 2003 .......       $ 378            $  60          $ 438
                                     =====            =====          =====

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

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


                                                                              FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                              --------------------
                                                                                2003        2002
                                                                              --------     -------
Basic weighted average common shares outstanding ..........................     32,291     30,513
Dilutive effect of stock options, unvested restricted shares, and DCUs ....        514      1,031
                                                                                ------     ------
Diluted weighted average common shares outstanding ........................     32,805     31,544
                                                                                ======     ======


4.   INVENTORIES

     The components of inventories as of March 31, 2003, and December 31, 2002, were:

                                 MARCH 31,   DECEMBER 31,
                                   2003         2002
                                 --------    -----------
Raw materials ..............     $ 41,591     $ 41,985
Work-in-process ............       13,095       11,960
Finished goods .............       51,571       51,635
                                 --------     --------
       Total ...............     $106,257     $105,580
                                 ========     ========


     Those inventories which were carried on a LIFO basis amounted to $92,838 and $91,743 at March 31, 2003, and December 31, 2002, respectively. The impact on earnings of using the LIFO method is not material.

5.   COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at March 31, 2003, and December 31, 2002.

6.   STOCK OPTIONS

     The Company has stock option plans for outside directors, executives and certain key employees. These options are accounted for using the intrinsic value method and, accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method, the Company's pro forma net income and earnings per share would have been as follows:


                                FOR THE THREE MONTHS
                                   ENDED MARCH 31,
                              -----------------------
                                 2003          2002
                              ---------     ---------
Net income
     As reported ........     $  12,695     $  11,545
                              =========     =========
     Pro forma ..........     $  11,503     $  10,618
                              =========     =========

Basic EPS
     As reported ........     $     .39     $     .38
                              =========     =========
     Pro forma ..........     $     .36     $     .35
                              =========     =========

Diluted EPS
     As reported ........     $    .39      $     .37
                              ========      =========
     Pro forma ..........     $    .35      $     .34
                              ========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HISTORICAL OVERVIEW AND OUTLOOK

      We sell a broad range of pump products, dispensing equipment and other engineered products to a diverse customer base in the United States and other countries around the world. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where our products are sold, and by the relationship of the U.S. dollar to other currencies. Among the factors that influence the demand for our products are interest rates, levels of capacity utilization and capital spending in certain industries and overall industrial activity.

      We have a history of achieving above-average operating margins. Our operating margins have exceeded the average for the companies that comprise the Value Line Corporate Index (VLCI) every year since 1988. IDEX views the VLCI operating performance statistics as a proxy for an average industrial company. Our operating margins are influenced by, among other things, utilization of facilities as sales volumes change and inclusion of newly acquired businesses. The operating margins of newly acquired businesses typically have been lower than the average of our base businesses and, prior to 2002, those margins were further reduced by amortization of goodwill and trademark assets. In accordance with new accounting rules, we discontinued amortizing intangible assets with indefinite lives as of January 1, 2002. Instead, these intangible assets are reviewed periodically for impairment.

      For the three months ended March 31, 2003, we reported higher orders, sales, operating income, net income and diluted earnings per share as compared with the first quarter of last year.

      The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. We are encouraged by the orders, sales and earnings improvements achieved in the first quarter versus both the preceding and year-ago quarters. This quarter represented the second consecutive period our base businesses showed year-over-year quarterly sales growth. The last time this occurred was in the third quarter of 2000. As a short-cycle business, our financial performance depends on the current pace of incoming orders, and we have very limited visibility of future business conditions. However, we believe IDEX is well positioned for earnings improvements as the economy strengthens. This is based on our lower cost structures resulting from restructuring actions; our operational excellence initiatives of Kaizen and Lean Manufacturing, Six Sigma, global sourcing and eBusiness; and using our strong cash flow to cut debt and interest expense. In addition, we continue to pursue acquisitions to drive the Company's longer term profitable growth.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

      The "Historical Overview and Outlook" and the "Liquidity and Capital Resources" sections of this management's discussion and analysis of our operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as "anticipate," "estimate," "plans," "expects," "projects," "should," "will," "management believes," "the Company believes," "we believe," "the Company intends" and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from the September 11, 2001 terrorist attacks and the war with Iraq; levels of industrial activity and economic conditions in the U.S. and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries - all of which could have a material impact on order rates and our results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and we undertake no obligation to publicly update them to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

RESULTS OF OPERATIONS

      For purposes of this discussion and analysis section, reference is made to the table on the following page and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of three reporting groups: Pump Products, Dispensing Equipment and Other Engineered Products.

PERFORMANCE IN THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE SAME PERIOD OF 2002

      For the three months ended March 31, 2003, orders, sales and profits were higher than the comparable first quarter of last year. New orders for the latest three months totaled $206.1 million, 12% higher than the same period last year. Excluding the impact of the Halox (April 2002), Rheodyne (July 2002) and Wrightech (October 2002) acquisitions and foreign currency translation, orders were 3% higher than in the first quarter of 2002. During the first three months of this year, unfilled order backlogs increased $10.6 million and, at quarter end, IDEX had a typical order backlog of slightly over one month's sales.

      Sales in the first quarter were $195.5 million, a 12% improvement from last year's first quarter as acquisitions accounted for a 4% sales improvement, foreign currency translation added another 5% and base business shipments were up 3%. Domestic sales were unchanged while international sales - net of foreign currency translation - were 7% higher. Sales to international customers were 45% of the total, up from 40% last year.

      For the quarter, the Pump Products Group contributed 57% of both sales and operating income, the Dispensing Equipment Group accounted for 20% of sales and 17% of operating income, and the Other Engineered Products Group represented 23% of sales and 26% of operating income.

      Pump Products Group sales of $111.0 million for the three months ended March 31, 2003, were $8.8 million, or 9%, higher than the prior year mainly due to the acquisition of Rheodyne. Compared with the first quarter last year, acquisitions accounted for a 6% sales improvement, foreign currency translation added 2% and base business shipments were up 1% as demand in the chemical processing and industrial end markets remained soft. In the first quarter of 2003, domestic sales increased by 1% and international sales increased by 23%. Excluding acquisitions and foreign currency translation, U.S. sales volume decreased by 4% while international sales increased 9%. Sales to customers outside the U.S. increased to 39% of total group sales in the 2003 period from 34% in 2002.

      Dispensing Equipment Group sales of $39.3 million increased $6.2 million, or 19%, in the first quarter of 2003 compared with last year's first quarter. This increase was attributed to favorable foreign currency translation of 13% and a 6% increase in base business volume as demand for color formulation equipment in Europe strengthened. In the first quarter of 2003, domestic sales increased by 2% and international sales increased by 25%. Excluding the favorable foreign currency translation effect, international sales volume increased by 3%. Sales to customers outside the U.S. were 59% of total group sales in the 2003 quarter, compared with 54% in 2002.

      Other Engineered Products Group sales of $46.0 million increased by $5.6 million, or 14%, in the first quarter of 2003 compared with 2002, as business volume was up 7%, particularly for fire and rescue products, and foreign currency added another 7%. In the first quarter of 2003, domestic sales increased by 6%, while international sales increased by 25%. Excluding foreign currency, international sales increased 9% from the comparable period of last year. Sales to customers outside the U.S. were 46% of total group sales in 2003, up from 42% in 2002.

                        IDEX CORPORATION AND SUBSIDIARIES
                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                 FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                                ----------------------
                                                 2003(1)        2002
                                                --------      --------
Pump Products Group
     Net sales ............................     $111,004      $102,173
     Operating income (2) .................       15,675        16,418
     Operating margin .....................         14.1%         16.1%
     Depreciation and amortization ........     $  4,432      $  4,297
     Capital expenditures .................        2,339         1,945
Dispensing Equipment Group
     Net sales ............................     $ 39,282      $ 33,090
     Operating income (2) .................        4,852         4,139
     Operating margin .....................         12.4%         12.5%
     Depreciation and amortization ........     $  1,574      $  1,595
     Capital expenditures .................          414           916
Other Engineered Products Group
     Net sales ............................     $ 46,004      $ 40,364
     Operating income (2) .................        7,150         5,655
     Operating margin .....................         15.5%         14.0%
     Depreciation and amortization ........     $  1,300      $  1,265
     Capital expenditures .................        1,008         1,460
Company
     Net sales ............................     $195,498      $174,936
     Operating income (2) .................       23,401        22,506
     Operating margin .....................         12.0%         12.9%
     Depreciation and amortization (3) ....     $  7,911      $  7,705
     Capital expenditures .................        3,792         4,385



(1) Includes acquisition of Halox Technologies, Inc. (April 2002), Rheodyne, L.P. (July 2002) and Wrightech (October 2002) in the Pump Products Group.

(2) Group operating income excludes unallocated corporate operating expenses.

(3) Excludes amortization of debt issuance expenses.

      Gross profit of $74.3 million in the first quarter of 2003 increased by $8.9 million, or 14%, from 2002. Gross profit as a percent of sales was 38.0% in 2003 and increased from 37.4% in 2002. The improved gross margins primarily reflected lower material costs from our global sourcing activities.

      Operating income increased by $.9 million, or 4%, to $23.4 million in 2003 from $22.5 million in 2002, primarily reflecting the higher sales volume and gross margins discussed above partially offset by increased selling, general and administrative expenses (SG&A). First quarter operating margins were 12.0% compared with 12.9% in the prior year period and 12.1% in the fourth quarter of 2002. The margin decrease over last year was primarily due to an unfavorable mix of sales (away from higher margin Pump sales) and an increase in SG&A, partially offset by an improvement in gross margins.

      SG&A increased to $50.9 million in 2003 from $42.9 million in 2002, and as a percent of sales were 26.0%, up from 24.5% in 2002. Approximately a quarter of the $8.0 million increase was attributable to costs associated with the sale of a non-material product line, final resolution of the previously mentioned patent infringement litigation, and higher than normal adjustments to estimates and accruals for one of IDEX's foreign subsidiaries. The other portion of the increase reflected the cumulative impact of acquisitions made in 2002, deliberate reinvestment in the businesses to drive organic growth, and cost inflation including pension and insurance expenses.

      In the Pump Products Group, operating income of $15.7 million and operating margins of 14.1% in 2003 was down from the $16.4 million and 16.1% recorded in 2002. Operating income for the Dispensing Equipment Group of $4.9 million and operating margins of 12.4% in 2003 was comparable with the $4.1 million and 12.5% in 2002. Operating income in the Other Engineered Products Group of $7.2 million and operating margins of 15.5% in 2003 increased from $5.7 million and 14.0% achieved in 2002.

      Other income declined to essentially zero in the first quarter of 2003 from $.2 million of income during the same period last year.

      Interest expense decreased to $3.7 million in the first quarter of 2003 from $4.7 million in 2002. This reduction was principally attributable to significantly lower debt levels this year due to debt paydowns from operating cash flow and a lower interest rate environment.

      The provision for income taxes increased slightly to $7.0 million in 2003 from $6.5 million in 2002. The effective tax rate decreased to 35.5% in 2003 from 36.0% in 2002.

      Net income for the current quarter was $12.7 million, 10% higher than the $11.5 million earned in the first quarter of 2002. Diluted earnings per share in the first quarter of 2003 of $.39 increased $.02 compared with the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2003, working capital was $128.8 million and our current ratio was 2.3 to 1. Free cash flow (Net Cash Flows from Operating Activities of $16.9 million less Additions to Property, Plant and Equipment of $3.8 million) decreased by $6.3 million to $13.1 million in the first quarter of 2003 compared with the prior year, reflecting an improvement in first quarter sales activity and the related increase in accounts receivable and inventory to support a higher business volume. Compared with a year ago, both days' sales in receivables and inventory turns showed improvement.

      Cash flows from operating activities decreased $6.9 million, or 29%, to $16.9 million in 2003 mainly due to less favorable working capital changes from last year caused by a 12% rise in sales volume in the first quarter of 2003 compared with the first quarter 2002.

      Cash flow provided from operations was more than adequate to fund capital expenditures of $3.8 million and $4.4 million in the first three months of 2003 and 2002, respectively. Capital expenditures were generally for machinery and equipment which improved productivity and tooling to support IDEX's global sourcing initiatives; although a portion was for business system technology and repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term.

      In February 2003, an $8.0 million payment of deferred consideration was made in respect of the Rheodyne acquisition, which was consumated in July 2002.

      At March 31, 2003, the maximum amount available under our multi-currency bank revolving credit facility (Credit Facility) was $300.0 million, of which $50.0 million was borrowed. The Credit Facility contains a covenant that limits total debt outstanding to three times operating cash flow, as defined in the agreement. Our total debt outstanding was $238.2 million at March 31, 2003, and based on the covenant we were limited to $396 million of total debt outstanding. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin and a utilization fee if the total borrowings exceed certain levels. The applicable margin is based on the credit rating of our 6.875% senior notes due February 15, 2008, and can range from 25 basis points to 100 basis points. The utilization fee can range from zero to 25 basis points. On March 27, 2003, Standard & Poor's upgraded its corporate credit and senior unsecured debt ratings on IDEX to BBB from BBB-. As a result of this change, at March 31, 2003, the applicable margin was 57.5 basis points and the utilization fee was zero. We pay an annual fee of 17.5 basis points on the total Credit Facility.

      In December 2001, we, and certain of our subsidiaries, entered into a one-year agreement with a financial institution, under which we collateralized certain receivables for borrowings (Receivables Facility). This agreement was renewed in December 2002 for another year. The Receivables Facility provides for borrowings of up to $50.0 million, depending upon the level of eligible receivables. At March 31, 2003, $20.0 million was borrowed and included in long-term debt at an interest rate of approximately 2.7% per annum.

      We also have a $30.0 million demand line of credit (Short-Term Facility), which expires May 24, 2003. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At March 31, 2003, $9.0 million was borrowed under this facility at an interest rate of 1.95%.

      We believe the Company will generate sufficient cash flow from operations for the next twelve months and in the long term to meet its operating requirements, interest on all borrowings, any authorized share repurchases, restructuring expenses, planned capital expenditures, and annual dividend payments to holders of common stock. Since we began operations in January 1988 and through March 31, 2003, we have borrowed approximately $892 million under our various credit agreements to complete 22 acquisitions. During this same period we generated, principally from operations, cash flow of $819 million to reduce indebtedness. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, we may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term debt.

      Our contractual obligations and commercial commitments include rental payments under operating leases, payments under capital leases, and other long-term obligations arising in the ordinary course of business. We have no off-balance sheet arrangements or material long-term purchase obligations. There are no identifiable events or uncertainties, including the lowering of our credit rating, that would accelerate payment or maturity of any of these commitments or obligations.

CRITICAL ACCOUNTING ESTIMATES

      We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Notes to the Consolidated Financial Statements in our 2002 Annual Report on Form 10-K.

Noncurrent assets - The Company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. In particular, the recoverability of March 31, 2003 balances for goodwill and intangible assets of $532.8 million and $19.3 million, respectively, are subject to estimation processes, which depend on the accuracy of underlying assumptions, including future operating results. The Company evaluates the recoverability of each of these assets based on estimated business values and estimated future cash flows (derived from estimated earnings and cash flow multiples). The recoverability of these assets depends on the reasonableness of these assumptions and how they compare with the eventual operating performance of the specific businesses to which the assets are attributed. To the extent actual business values or cash flows differ from those estimated amounts, the recoverability of these noncurrent assets could be affected.

Income taxes - Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. The management of the Company, along with third-party advisors, periodically estimates the Company's probable tax obligations using historical experience in tax jurisdictions and informed judgments.

Contingencies and litigation - We are currently involved in certain legal and regulatory proceedings and, as required and where it is reasonably possible to do so, have accrued our estimates of the probable costs for the resolution of these matters. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future operating results for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Defined benefit retirement plans - The plan obligations and related assets of defined benefit retirement plans are presented in Note 14 of the Notes to the Consolidated Financial Statements in the 2002 Annual Report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by consulting actuaries using a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate at which the obligation could be effectively settled and the anticipated rate of future salary increases. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected.

REGISTRATION STATEMENT FILINGS FOR COMMON STOCK OFFERINGS

      In March 2002, we filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the secondary offering of 2,939,199 shares of common stock owned by IDEX Associates, L.P. In April 2002, that registration statement was amended to also include the secondary offering of 560,801 shares of IDEX common stock owned by KKR Associates, L.P., and the primary offering of 1,500,000 shares of IDEX common stock. Also in April 2002, we announced the pricing of this public offering at $36 per common share. Subsequently, the overallotment option was exercised by the underwriter for the sale of an additional 750,000 secondary shares owned by KKR Associates, L.P., bringing the total offering to 5,750,000 shares. The $50.8 million of net proceeds we received was used to repay debt under the Credit Facility. This increased the amount available for borrowing under the facility, which we will continue to use for general corporate purposes, including acquisitions.

      In September 2002, we filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the secondary offering of 1,350,000 shares of IDEX common stock owned by KKR Associates, L.P. This offering, completed in January 2003, did not increase the number of IDEX shares outstanding, and the Company did not receive any proceeds from the offering.

      The secondary shares covered by both of these registration statements had been owned by KKR Associates, L.P. and IDEX Associates, L.P. since IDEX was formed in January 1988.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $238.2 million of total debt outstanding at March 31, 2003. Approximately 36% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $.4 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt.

      Our foreign currency exchange rate risk is limited principally to the euro and British pound. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of our products.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      IDEX and six of its subsidiaries have been named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. Such components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, all of the Company's settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs have been covered in full by insurance. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company held its Annual Shareholders' Meeting on Tuesday, March 25, 2003 and voted on three matters. The first matter was the election of one director to serve a three-year term on the Board of Directors of IDEX Corporation. The following person received a majority of votes cast for Class II directors.


         Director                       For              Withheld
         --------                       ---              ---------
         Michael T. Tokarz           22,593,099          1,102,089

      In addition to the Class II director named above, the following directors' terms also continued after the March 25, 2003 Annual Shareholders' Meeting.


         Bradley J. Bell             Neil A. Springer
         Gregory B. Kenny            Dennis K. Williams
         Paul E. Raether

      Secondly, shareholders voted on the third amendment to the 1996 Stock Option Plan for Non-Officer Key Employees. The proposal received a majority of votes cast, specifically as follows:


         Affirmative votes           20,366,049
         Negative votes               3,263,743
         Abstentions                     65,396

      Thirdly, shareholders voted on a proposal to appoint Deloitte & Touche LLP as auditors. The proposal received a majority of the votes cast as follows:

          Affirmative votes                          21,534,510
          Negative votes                              2,156,078
          Abstentions                                     4,600

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

               The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

         (b) Reports on Form 8-K:

                A report under Item 5 dated January 8, 2003

                A report under Item 5 dated March 25, 2003



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             IDEX CORPORATION


May 13, 2003                                  /s/ WAYNE P. SAYATOVIC
                                             -----------------------------------
                                             Wayne P. Sayatovic
                                             Senior Vice President -
                                             Finance and Chief Financial Officer

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



May 13, 2003                                   /s/ DENNIS K. WILLIAMS
                                              ----------------------------------
                                              Dennis K. Williams
                                              Chairman, President and Chief
                                              Executive Officer

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



May 13, 2003                                  /s/  WAYNE P. SAYATOVIC
                                              ----------------------------------
                                              Wayne P. Sayatovic
                                              Senior Vice President - Finance
                                              and Chief Financial Officer

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

 4.1      Restated Certificate of Incorporation and By-Laws of IDEX Corporation
          (filed as Exhibits No. 3.1 through 3.2 (a))

 4.2 Indenture, dated as of February 23, 1998, between IDEX Corporation, and Norwest Bank Minnesota, National Association, as Trustee, relating to the 6-7/8% Senior Notes of IDEX Corporation due February 15, 2008
          (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No. 1-10235)

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

 4.6(a)   Amendment No. 1 dated as of November 22, 2002 to the Credit Lyonnais
          Uncommitted Line of Credit Agreement dated December 3, 2001
          (incorporated by reference to Exhibit 4.6 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2002, Commission
          File No. 1-10235)

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

 4.7(a)   Amended and Restated Fee Letter dated as of December 18, 2002 of the
          Receivables Purchase Agreement dated as of December 20, 2001
          (incorporated by reference to Exhibit 4.7 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2002, Commission
          File No. 1-10235)

 4.8**    Form of Shareholder Purchase and Sale Agreement of IDEX Corporation
          (incorporated by reference to Exhibit No. 10.24 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX, et al, Registration
          No. 33-28317, as filed on June 1, 1989)

 4.9      Registration Rights Agreement, dated January 22, 1988, among IDEX, KKR
          Associates, L.P. and IDEX Associates, L.P., relating to the Common
          Stock (incorporated by reference to Exhibit No. 10.8 to the Registration Statement on Form S-1 of IDEX Corporation, et al.,
          Registration No. 33-21205, as filed on April 21, 1988)

 4.9(a)   Amendment to Registration Rights Agreement, dated as of September 13,
          2002, among IDEX and KKR Associates, L.P. (incorporated by reference to Exhibit No. 10.3 to the Registration Statement on Form S-3 of IDEX,
          Registration No. 333-99591, as filed on September 13, 2002)

 10.1     Third Amended and Restated 1996 Stock Option Plan for Non-Officer Key
          Employees of IDEX Corporation dated January 9, 2003 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of IDEX, Registration No. 333-104768, as filed on April 25, 2003)

*10.2**   Revised and Restated IDEX Management Incentive Compensation Plan for
          Key Employees effective January 1, 2003

*99.1 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code ***

*99.2 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code ***


----------

*      Filed herewith

**     Management contract or compensatory plan or agreement

*** Exhibit being "furnished", not filed, and thus not incorporated by reference into any 1933 Act registration statement