Form 10-Q
period 2003-06-30
IDEX CORP /DE/
filed 2003-08-11
CIK 832101

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(Mark one)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTER ENDED JUNE 30, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-10235

                             ---------------------

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

     Number of shares of common stock of IDEX Corporation outstanding as of July 31, 2003: 32,752,045 (net of treasury shares).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       IDEX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,        DECEMBER 31,
                                                                 2003              2002
                                                              ----------      --------------
                                                              (IN THOUSANDS EXCEPT SHARE AND
                                                                    PER SHARE AMOUNTS)
                                           ASSETS
Current assets
Cash and cash equivalents...................................   $  5,856          $  6,952
  Receivables -- net........................................    118,443           101,494
  Inventories...............................................    108,484           105,580
  Other current assets......................................      8,130             7,234
                                                               --------          --------
       Total current assets.................................    240,913           221,260
Property, plant and equipment -- net........................    144,538           148,246
Goodwill -- net.............................................    545,984           530,663
Intangible assets -- net....................................     19,626            19,377
Other noncurrent assets.....................................     11,375            11,504
                                                               --------          --------
       Total assets.........................................   $962,436          $931,050
                                                               ========          ========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable....................................   $ 60,525          $ 61,153
  Dividends payable.........................................      4,575             4,548
  Accrued expenses..........................................     47,394            42,631
                                                               --------          --------
       Total current liabilities............................    112,494           108,332
Long-term debt..............................................    222,671           241,051
Other noncurrent liabilities................................     81,752            74,876
                                                               --------          --------
       Total liabilities....................................    416,917           424,259
                                                               --------          --------
Shareholders' equity
  Common stock, par value $.01 per share
  Shares issued and outstanding: 2003 -- 32,767,827;
     2002 -- 32,536,166.....................................        328               325
  Additional paid-in capital................................    188,575           182,538
  Retained earnings.........................................    352,144           331,635
  Minimum pension liability adjustment......................    (10,571)          (10,571)
  Accumulated translation adjustment........................     21,427             9,240
  Treasury stock, at cost: 2003 -- 89,485;
     2002 -- 59,350.........................................     (2,903)           (1,946)
  Unearned compensation on restricted stock.................     (3,481)           (4,430)
                                                               --------          --------
       Total shareholders' equity...........................    545,519           506,791
                                                               --------          --------
       Total liabilities and shareholders' equity...........   $962,436          $931,050
                                                               ========          ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                                       SECOND QUARTER          SIX MONTHS
                                                       ENDED JUNE 30,        ENDED JUNE 30,
                                                     -------------------   -------------------
                                                       2003       2002       2003       2002
                                                     --------   --------   --------   --------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales..........................................  $207,147   $190,430   $402,645   $365,366
Cost of sales......................................   125,024    116,292    246,219    225,803
                                                     --------   --------   --------   --------
Gross profit.......................................    82,123     74,138    156,426    139,563
Selling, general and administrative expenses.......    52,566     45,871    103,468     88,790
Restructuring charge...............................        --        107         --        107
                                                     --------   --------   --------   --------
Operating income...................................    29,557     28,160     52,958     50,666
Other income -- net................................       341        134        361        337
                                                     --------   --------   --------   --------
Income before interest expense and income taxes....    29,898     28,294     53,319     51,003
Interest expense...................................     3,630      3,904      7,369      8,574
                                                     --------   --------   --------   --------
Income before income taxes.........................    26,268     24,390     45,950     42,429
Provision for income taxes.........................     9,325      8,780     16,312     15,274
                                                     --------   --------   --------   --------
Net income.........................................  $ 16,943   $ 15,610   $ 29,638   $ 27,155
                                                     ========   ========   ========   ========
Basic earnings per common share....................  $    .52   $    .49   $    .92   $    .87
                                                     ========   ========   ========   ========
Diluted earnings per common share..................  $    .51   $    .48   $    .90   $    .85
                                                     ========   ========   ========   ========
Share data:
Basic weighted average common shares outstanding...    32,384     31,668     32,337     31,090
                                                     ========   ========   ========   ========
Diluted weighted average common shares
  outstanding......................................    33,131     32,653     32,946     32,074
                                                     ========   ========   ========   ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                 COMMON
                                STOCK &                 MINIMUM                                UNEARNED
                               ADDITIONAL               PENSION     ACCUMULATED              COMPENSATION        TOTAL
                                PAID-IN     RETAINED   LIABILITY    TRANSLATION   TREASURY   ON RESTRICTED   SHAREHOLDERS'
                                CAPITAL     EARNINGS   ADJUSTMENT   ADJUSTMENT     STOCK         STOCK          EQUITY
                               ----------   --------   ----------   -----------   --------   -------------   -------------
                                                    (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
Balance, December 31, 2002...   $182,863    $331,635   $(10, 571)     $ 9,240     $(1,946)      $(4,430)       $506,791
Net income...................                 29,638                                                             29,638
Other comprehensive income
  Unrealized translation
    adjustment...............                                          12,187                                    12,187
                                                                      -------                                  --------
    Other comprehensive
      income.................                                          12,187                                    12,187
                                            --------                  -------                                  --------
    Comprehensive income.....                 29,638                   12,187                                    41,825
                                            --------                  -------                                  --------
Issuance of 231,661 shares of
  common stock from exercise
  of stock options and
  deferred compensation
  plans......................      6,040                                                                          6,040
Amortization of restricted
  stock......................                                                                       949             949
Restricted shares surrendered
  for tax withholdings.......                                                        (957)                         (957)
Cash dividends declared --
  $.28 per common share
  outstanding................                 (9,129)                                                            (9,129)
                                --------    --------   ---------      -------     -------       -------        --------
Balance, June 30, 2003.......   $188,903    $352,144   $(10, 571)     $21,427     $(2,903)      $(3,481)       $545,519
                                ========    ========   =========      =======     =======       =======        ========

                See Notes to Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Cash flows from operating activities
Net income..................................................  $ 29,638   $ 27,155
Adjustments to reconcile to net cash provided by operations:
  Depreciation and amortization.............................    14,099     14,021
  Amortization of intangibles...............................       319        378
  Amortization of unearned compensation.....................       949        949
  Amortization of debt issuance expenses....................       290        290
  Deferred income taxes.....................................     3,622      3,075
  Changes in:
     Receivables -- net.....................................   (18,600)   (12,011)
     Inventories............................................    (4,156)     1,184
     Trade accounts payable.................................     9,362     11,521
     Accrued expenses.......................................     4,674      1,896
  Other -- net..............................................     6,855      3,372
                                                              --------   --------
     Net cash flows from operating activities...............    47,052     51,830
Cash flows from investing activities
  Additions to property, plant and equipment................    (8,407)    (9,045)
  Acquisition of businesses.................................   (18,376)    (5,538)
  Other -- net..............................................     3,194      3,768
                                                              --------   --------
     Net cash flows from investing activities...............   (23,589)   (10,815)
Cash flows from financing activities
  Borrowings under credit facilities for acquisitions.......    18,376      5,538
  Net repayments under credit facilities....................   (32,624)   (89,235)
  Repayments of other long-term debt........................    (4,784)      (487)
  Proceeds from issuance of common stock....................        --     50,935
  Dividends paid............................................    (9,102)    (8,635)
  Proceeds from stock option exercises......................     4,569      5,112
  Other-net.................................................      (994)    (1,523)
                                                              --------   --------
     Net cash flows from financing activities...............   (24,559)   (38,295)
                                                              --------   --------
Net (decrease) increase in cash.............................    (1,096)     2,720
Cash and cash equivalents at beginning of year..............     6,952      4,972
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  5,856   $  7,692
                                                              ========   ========
Supplemental cash flow information
Cash paid for:
     Interest...............................................  $  7,116   $  9,307
     Income taxes...........................................     7,688     14,709
Significant non-cash activities:
     Debt assumed upon acquisition of businesses............        --      1,886

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

                                               SECOND QUARTER          SIX MONTHS
                                               ENDED JUNE 30,        ENDED JUNE 30,
                                             -------------------   -------------------
                                               2003       2002       2003       2002
                                             --------   --------   --------   --------
Net sales
  Pump Products:
     External customers....................  $112,508   $109,296   $222,720   $210,778
     Intersegment sales....................       629        710      1,421      1,401
                                             --------   --------   --------   --------
       Total group sales...................   113,137    110,006    224,141    212,179
                                             --------   --------   --------   --------
  Dispensing Equipment:
     External customers....................    47,483     38,958     86,765     72,048
     Intersegment sales....................         1         --          1         --
                                             --------   --------   --------   --------
       Total group sales...................    47,484     38,958     86,766     72,048
                                             --------   --------   --------   --------
  Other Engineered Products:
     External customers....................    47,156     42,176     93,160     82,540
     Intersegment sales....................         2          1          2          1
                                             --------   --------   --------   --------
       Total group sales...................    47,158     42,177     93,162     82,541
                                             --------   --------   --------   --------
  Intersegment elimination.................      (632)      (711)    (1,424)    (1,402)
                                             --------   --------   --------   --------
       Total net sales.....................  $207,147   $190,430   $402,645   $365,366
                                             ========   ========   ========   ========
Operating income
  Pump Products............................  $ 16,112   $ 18,461   $ 31,787   $ 34,879
  Dispensing Equipment.....................     9,857      7,617     14,709     11,756
  Other Engineered Products................     8,771      6,596     15,921     12,251
  Corporate office and other...............    (5,183)    (4,514)    (9,459)    (8,220)
                                             --------   --------   --------   --------
       Total operating income..............  $ 29,557   $ 28,160   $ 52,958   $ 50,666
                                             ========   ========   ========   ========

     A restructuring charge of $107 (net of reversal amount of $1,221) in 2002 is included within Corporate office and other and was not assigned to the individual group segments. Had the Company allocated the 2002 restructuring charge, the charge would have been assigned to the groups as follows: Pump Products (income of $736), Dispensing Equipment (expense of $121) and Other Engineered Products (expense of $722).

2.  ACQUISITIONS

     On June 2, 2003, IDEX acquired Sponsler Co., Inc. based in Westminster, South Carolina. Sponsler, with sales of approximately $6 million, is a manufacturer of a complete line of precision turbine flowmeters to meet all flow applications, including low-flow and situations where viscosity, corrosive media, extreme temperature or hazardous materials are factors. It operates as part of Liquid Controls. The Company does not consider this acquisition to be material to its financial position, liquidity or results of operations.

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

3.  RESTRUCTURING CHARGE

     IDEX took actions in 2001 and 2002 to downsize operations to lower its cost structure. These steps were necessary to appropriately size the Company's production capacity and administrative support levels to match the lower levels of demand for a broad range of products. A rollforward of the remaining restructuring accrual related to the restructuring plans from January 1, 2003 to June 30, 2003 is included below:

                                                          EMPLOYEE     IDLE FACILITY
                                                         TERMINATION     COSTS AND
                                                            COSTS          OTHER       TOTAL
                                                         -----------   -------------   -----
Balance January 1, 2003................................     $394           $ 86        $480
Payments...............................................      (16)           (26)        (42)
                                                            ----           ----        ----
Balance June 30, 2003..................................     $378           $ 60        $438
                                                            ====           ====        ====

4.  EARNINGS PER COMMON SHARE

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

                                                     SECOND QUARTER      SIX MONTHS
                                                     ENDED JUNE 30,    ENDED JUNE 30,
                                                     ---------------   ---------------
                                                      2003     2002     2003     2002
                                                     ------   ------   ------   ------
Basic weighted average common shares outstanding...  32,384   31,668   32,337   31,090
Dilutive effect of stock options, unvested
  restricted shares, and DCUs......................     747      985      609      984
                                                     ------   ------   ------   ------
Diluted weighted average common shares
  outstanding......................................  33,131   32,653   32,946   32,074
                                                     ======   ======   ======   ======

5.  INVENTORIES

     The components of inventories as of June 30, 2003 and December 31, 2002 were:

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
Raw materials...............................................  $ 41,939     $ 41,985
Work-in-process.............................................    13,623       11,960
Finished goods..............................................    52,922       51,635
                                                              --------     --------
     Total..................................................  $108,484     $105,580
                                                              ========     ========

     Those inventories which were carried on a LIFO basis amounted to $94,703 and $91,743 at June 30, 2003 and December 31, 2002, respectively. The impact on earnings of using the LIFO method is not material.

6.  COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at June 30, 2003, and December 31, 2002.

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

7.  STOCK OPTIONS

     The Company has stock option plans for outside directors, executives and certain key employees. These options are accounted for using the intrinsic value method and, accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method, the Company's pro forma net income and earnings per share would have been as follows:

                                                  SECOND QUARTER        SIX MONTHS
                                                  ENDED JUNE 30,      ENDED JUNE 30,
                                                 -----------------   -----------------
                                                  2003      2002      2003      2002
                                                 -------   -------   -------   -------
Net income
  As reported..................................  $16,943   $15,610   $29,638   $27,155
                                                 =======   =======   =======   =======
  Pro forma....................................  $15,746   $14,477   $27,249   $25,095
                                                 =======   =======   =======   =======
Basic EPS
  As reported..................................  $   .52   $   .49   $   .92   $   .87
                                                 =======   =======   =======   =======
  Pro forma....................................  $   .49   $   .46   $   .84   $   .81
                                                 =======   =======   =======   =======
Diluted EPS
  As reported..................................  $   .51   $   .48   $   .90   $   .85
                                                 =======   =======   =======   =======
  Pro forma....................................  $   .48   $   .44   $   .83   $   .78
                                                 =======   =======   =======   =======

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

     For the three and six month periods ended June 30, 2003, we reported higher orders, sales, operating income, net income and diluted earnings per share as compared with the same periods of last year.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. The latest three months represented the third consecutive quarter of year-over-year organic growth in the business. This has not occurred since the third quarter of 2000. We are pleased with the strength of our Dispensing Equipment and Other Engineered Products groups. A

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

significant part of this growth is due to new products that have been recently introduced across the Company. The improved performance demonstrates the success of our efforts to drive organic growth, in combination with the great diversity of products and a broad and expanding global presence. While the second quarter showed nice improvement sequentially and year-over-year, as a short-cycle business our financial performance depends on the current pace of incoming orders, and we have very limited visibility of future business conditions. However, we believe IDEX is well positioned for earnings improvement as the economy strengthens. This is based on our lower cost structure resulting from restructuring actions; our operational excellence initiatives of Kaizen and Lean Manufacturing, Six Sigma, global sourcing and eBusiness; and using our strong cash flow to cut debt and interest expense. In addition, we continue to pursue acquisitions to drive the Company's longer term profitable growth.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     The "Historical Overview and Outlook" and the "Liquidity and Capital Resources" sections of this management's discussion and analysis of our operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as "anticipate," "estimate," "plans," "expects," "projects," "should," "will," "management believes," "the Company believes," "we believe," "the Company intends" and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries -- all of which could have a material impact on our order rates and results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and we undertake no obligation to publicly update them to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on the following page and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of three reporting groups: Pump Products, Dispensing Equipment and Other Engineered Products.

PERFORMANCE IN THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SAME PERIOD OF 2002

     For the three months ended June 30, 2003, orders, sales and profits were higher than the comparable second quarter of last year. New orders for the latest three months totaled $204.2 million, 8% higher than the same period last year. Excluding the impact of foreign currency, the sales reduction associated with an immaterial product line sold earlier this year, and the Halox (April
2002), Rheodyne (July 2002), Wrightech (October 2002) and Sponsler (June 2003) acquisitions, orders were virtually unchanged compared with the second quarter of 2002.

                       IDEX CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     Sales in the second quarter were $207.1 million, a 9% improvement from last year's second quarter as acquisitions net of the product line sold combined for a 2% sales improvement, foreign currency translation provided a 5% increase and base business shipments were up 2%. Domestic sales in the quarter were 3% lower while international sales -- net of foreign currency translation -- rose 12% as all three groups experienced global growth. Sales to international customers, including the impact of currency translation, were 48% of the total, up from 42% last year.

     For the quarter, the Pump Products Group contributed 54% of sales and 47% of operating income, the Dispensing Equipment Group accounted for 23% of sales and 28% of operating income, and the Other Engineered Products Group represented 23% of sales and 25% of operating income.

     Pump Products Group sales of $113.1 million for the three months ended June 30, 2003, were $3.1 million, or 3%, higher than the prior year mainly due to the acquisition of Rheodyne. Compared with the second quarter last year, acquisitions accounted for a 6% sales improvement and foreign currency translation added 2% while base business shipments were down 5% as demand in the chemical processing and industrial end-markets remained soft. In the second quarter of 2003, domestic sales decreased by 4% while international sales increased by 16%. Excluding acquisitions and foreign currency translation, U.S. sales volume decreased by 10% while international sales increased 3%. Sales to customers outside the U.S., including the impact of currency translation, increased to 40% of total group sales in the 2003 period from 35% in 2002.

     Dispensing Equipment Group sales of $47.5 million increased $8.5 million, or 22%, in the second quarter of 2003 compared with last year's second quarter. This increase was attributed to favorable foreign currency translation of 18% and a 4% increase in base business volume as demand for color formulation equipment in Europe strengthened. In the second quarter of 2003, domestic sales decreased by 9% and international sales increased by 49%. Excluding the favorable foreign currency translation effect, international sales volume increased by 17%. Sales to customers outside the U.S., including the impact of currency translation, were 69% of total group sales in the 2003 quarter, compared with 58% in 2002.

     Other Engineered Products Group sales of $47.2 million increased by $5.0 million, or 12%, in the second quarter of 2003 compared with 2002, as base business volume was up 18%, particularly for fire and rescue products, and foreign currency added another 2% while the impact of the sale of the product line reduced sales by 8%. In the second quarter of 2003, domestic sales increased by 8%, while international sales increased by 17%. Excluding foreign currency and the impact of the sale of the product line, international sales increased 37% from the comparable period of last year. Sales to customers outside the U.S., including the impact of currency translation, were 44% of total group sales in 2003, up from 42% in 2002.

                       IDEX CORPORATION AND SUBSIDIARIES

                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION

                                                       SECOND QUARTER          SIX MONTHS
                                                       ENDED JUNE 30,        ENDED JUNE 30,
                                                     -------------------   -------------------
                                                     2003(1)    2002(1)    2003(1)    2002(1)
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Pump Products Group
  Net sales........................................  $113,137   $110,006   $224,141   $212,179
  Operating income(2)..............................    16,112     18,461     31,787     34,879
  Operating margin.................................      14.2%      16.8%      14.2%      16.4%
  Depreciation and amortization....................  $  4,059   $  4,351   $  8,491   $  8,648
  Capital expenditures.............................     2,948      2,325      5,287      4,270
Dispensing Equipment Group
  Net sales........................................  $ 47,484   $ 38,958   $ 86,766   $ 72,048
  Operating income(2)..............................     9,857      7,617     14,709     11,756
  Operating margin.................................      20.8%      19.6%      17.0%      16.3%
  Depreciation and amortization....................  $  1,495   $  1,420   $  3,069   $  3,015
  Capital expenditures.............................       659        861      1,073      1,777
Other Engineered Products Group
  Net sales........................................  $ 47,158   $ 42,177   $ 93,162   $ 82,541
  Operating income(2)..............................     8,771      6,596     15,921     12,251
  Operating margin.................................      18.6%      15.6%      17.1%      14.8%
  Depreciation and amortization....................  $  1,300   $  1,322   $  2,600   $  2,587
  Capital expenditures.............................       927      1,370      1,935      2,830
Company
  Net sales........................................  $207,147   $190,430   $402,645   $365,366
  Operating income(2)..............................    29,557     28,160     52,958     50,666
  Operating margin.................................      14.3%      14.8%      13.2%      13.9%
  Depreciation and amortization(3).................  $  7,456   $  7,643   $ 15,367   $ 15,348
  Capital expenditures.............................     4,615      4,660      8,407      9,045

---------------

(1) Includes acquisition of Halox Technologies, Inc. (April 2002), Rheodyne, L.P. (July 2002), Wrightech Corporation (October 2002) and Sponsler Co., Inc. (June 2003) in the Pump Products Group from the dates of acquisition.

(2) Group operating income excludes unallocated corporate operating expenses in both years and the restructuring activity discussed below in 2002. IDEX took actions in 2002 to downsize operations to lower its cost structure. In June 2002, IDEX reversed $1.2 million of certain accrued restructuring expenses initially recorded in 2001. The reversal primarily resulted from higher than anticipated proceeds on asset sales. The restructuring charge of $107 (net of the reversal amount of $1.2 million) was included with corporate and other in 2002 and was not assigned to the individual group segments. Had the company allocated the 2002 restructuring charge, it would have been assigned to the groups as follows: Pump Products (income of $736), Dispensing Equipment (expense of $121) and Other Engineered Products (expense of $722).

(3) Excludes amortization of debt issuance expenses.

     Gross profit of $82.1 million in the second quarter of 2003 increased by $8.0 million, or 11%, from 2002. Gross profit as a percent of sales was 39.6% in 2003 and increased from 38.9% in 2002. The improved gross margins primarily reflected increased sales volume, lower material costs from our global sourcing activities, and savings from Lean, Kaizen and Six Sigma initiatives.

     Operating income increased by $1.4 million, or 5%, to $29.6 million in 2003 from $28.2 million in 2002, primarily reflecting the higher gross margins discussed above partially offset by increased selling, general and administrative expenses (SG&A). Second quarter operating margins were 14.3% of sales, .5 of a percentage point lower than at this time last year. The decline from last year resulted from continuing weakness in Pump Products due to soft demand, particularly in traditional U.S. industrial markets, and an increase in total Company SG&A, which was partially offset by the .7% improvement in gross margins. In the Pump Products Group, operating income of $16.1 million and operating margins of 14.2% in 2003 were down from the $18.5 million and 16.8% recorded in 2002. Operating income for the Dispensing Equipment Group of $9.9 million and operating margins of 20.8% in 2003 were up from the $7.6 million and 19.6% in 2002. Operating income in the Other Engineered Products Group of $8.8 million and operating margins of 18.6% in 2003 increased from $6.6 million and 15.6% achieved in 2002.

     SG&A increased to $52.6 million in 2003 from $45.9 million in 2002, and as a percent of sales was 25.4%, up from 24.1% in 2002. The increase in SG&A expenses reflected the cumulative impact of acquisitions made in 2003 and 2002, deliberate reinvestment in the businesses to drive organic growth, and cost increases including pension, insurance, audit and legal expenses.

     Interest expense decreased to $3.6 million in the second quarter of 2003 from $3.9 million in 2002. This reduction was principally attributable to significantly lower debt levels this year due to debt paydowns from operating cash flow and proceeds from the April 2002 issuance of common stock as well as a lower interest rate environment.

     The provision for income taxes increased slightly to $9.3 million in 2003 from $8.8 million in 2002. The effective tax rate decreased to 35.5% in 2003 from 36.0% in 2002.

     Net income for the current quarter was $16.9 million, 9% higher than the $15.6 million earned in the second quarter of 2002. Diluted earnings per share in the second quarter of 2003 of $.51 increased $.03 compared with the second quarter of 2002.

PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SAME PERIOD OF 2002

     Orders, sales and profits were higher for the first six months of 2003 compared with the same period last year. New orders for the first nine months of 2003 totaled $410.3 million, 10% higher than the same period last year. Excluding the impact of foreign currency, the immaterial product line sold, and acquisitions made since the beginning of 2002, orders were 2% higher than in the first half of 2002.

     Sales in the first six months increased 10% to $402.6 million from $365.4 million a year ago. Acquisitions less the sales impact of the product line sold accounted for a 3% improvement, foreign currency translation added 5% and base business rose 2%. Domestic sales were unchanged, while international sales -- net of foreign currency translation -- were 12% higher. Sales to international customers, including the impact of currency translation, were 46% of the total, up from 41% last year.

     In the first half of 2003, the Pump Products Group contributed 56% of sales and 51% of operating income, the Dispensing Equipment Group accounted for 21% of sales and 24% of operating income, and the Other Engineered Products Group represented 23% of sales and 25% of operating income.

     Pump Products Group sales of $224.1 million increased $12.0 million, or 6%, for the six months ended June 30, 2003 compared with 2002. Acquisitions accounted for a 6% sales improvement and foreign currency added 3% but this was offset by a 3% decline in base business sales. In the first six months of 2003, domestic sales decreased by 2% while international sales increased by 19%. Excluding acquisitions and foreign currency translation, U.S. sales volume decreased by 7% while international sales increased 6%. Sales to customers outside the U.S., including the impact of currency translation, increased to 39% of total group sales in the 2003 period from 35% in 2002.

     Dispensing Equipment Group sales of $86.8 million increased $14.7 million, or 20%, in the first half of 2003 compared with the same period last year. This increase was attributed to favorable foreign currency translation of 15% and a 5% increase in base business volume as demand in European markets has remained strong for color formulation equipment. Domestic sales decreased by 3% and international sales increased by 38%. Excluding the favorable foreign currency translation effect, international sales volume increased by 11%. Sales to customers outside the U.S., including the impact of currency translation, were 65% of total group sales in the 2003 period, compared with 56% in 2002.

     Other Engineered Products Group sales of $93.2 million increased by $10.6 million, or 13%, in the first half of 2003 compared with 2002 and reflected a 14% increase in base business volume, particularly for fire and rescue products, and a 4% improvement from foreign currency translation which was partially offset by a 5% decline related to the product line sale. In the first six months of 2003, domestic sales increased by 7%, while international sales increased by 21%. Excluding foreign currency and the impact of the sale of the product line, international sales increased 26% from the comparable period of last year. Sales to customers outside the U.S., including the impact of currency translation, were 45% of total group sales in 2003, up from 42% in 2002.

     Gross profit of $156.4 million in the first six months of 2003 increased by $16.9 million, or 12%, from 2002. Gross profit as a percent of sales was 38.8% in 2003 and increased from 38.2% in 2002. The improved gross margins primarily reflected increased sales volume, lower material costs from our global sourcing activities, and Lean, Kaizen and Six Sigma initiatives.

     Operating income increased by $2.3 million, or 5%, to $53.0 million in 2003 from $50.7 million in 2002, primarily reflecting the higher gross margins discussed above partially offset by increased selling, general and administrative expenses. Operating margins for the first half of 2003 were 13.2% compared with 13.9% in the prior year period. The margin decrease from last year was primarily due to an unfavorable mix of sales (away from higher margin pump sales) and an increase in SG&A, partially offset by the improvement in gross margins. In the Pump Products Group, operating income of $31.8 million and operating margins of 14.2% in 2003 were down from the $34.9 million and 16.4% recorded in 2002. Operating income for the Dispensing Equipment Group of $14.7 million and operating margins of 17.0% in 2003 were up from the $11.8 million and 16.3% in 2002. Operating income in the Other Engineered Products Group of $15.9 million and operating margins of 17.1% in 2003 increased from $12.3 million and 14.8% achieved in 2002.

     SG&A increased to $103.5 million in 2003 from $88.8 million in 2002, and as a percent of sales was 25.7%, up from 24.3% in 2002. The increase in SG&A expenses reflected the cumulative impact of acquisitions made in 2003 and 2002, deliberate reinvestment in the businesses to drive organic growth, and cost increases including pension, insurance, audit and legal expenses.

     Interest expense decreased to $7.4 million in the first six months of 2003 from $8.6 million in 2002. This reduction was principally attributable to significantly lower debt levels this year due to debt paydowns from operating cash flow and proceeds from the April 2002 issuance of common stock as well as a lower interest rate environment.

     The provision for income taxes increased to $16.3 million in 2003 from $15.3 million in 2002. The effective tax rate decreased to 35.5% in 2003 from 36.0% in 2002.

     Net income for the first six months of 2003 was $29.6 million, 9% higher than the $27.2 million earned in the same period of 2002. Diluted earnings per share in the first half of 2003 of $.90 increased $.05 compared with the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, working capital was $128.4 million and our current ratio was 2.1 to 1. Cash flows from operating activities decreased $4.8 million, or 9%, to $47.0 million in 2003 mainly due to less favorable working capital changes from last year. This was primarily caused by the 10% rise in sales volume in the first half of the year with a higher proportion of international sales, which generally have longer payment terms.

     Cash flow provided from operations was more than adequate to fund capital expenditures of $8.4 million and $9.0 million in the first six months of 2003 and 2002, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support IDEX's global sourcing initiatives; although a portion was for business system technology and repair and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term.

     In February 2003, an $8.0 million payment of deferred consideration was made in respect of the Rheodyne acquisition, which was consummated in July 2002. The Company also completed the acquisition of Sponsler in June 2003 for a cost of $10.4 million. These payments were financed under the Company's credit facility.

     At June 30, 2003, the maximum amount available under our multi-currency bank revolving credit facility (Credit Facility) was $300.0 million, of which $43.2 million was borrowed. The Credit Facility contains a covenant that limits total debt outstanding to three times operating cash flow, as defined in the agreement. Our total debt outstanding was $222.7 million at June 30, 2003, and based on the covenant was limited to $401.4 million of total debt outstanding. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin and a utilization fee if the total borrowings exceed certain levels. The applicable margin is based on the credit rating of our 6.875% senior notes due February 15, 2008, and can range from 25 basis points to 100 basis points. The utilization fee can range from zero to 25 basis points. On March 27, 2003, Standard & Poor's upgraded its corporate credit and senior unsecured debt ratings on IDEX to BBB from BBB-. As a result of this change, at June 30, 2003, the applicable margin was 57.5 basis points and the utilization fee was zero. We also pay an annual fee of 17.5 basis points on the total Credit Facility.

     In December 2001, we, and certain of our subsidiaries, entered into a one-year agreement with a financial institution, under which we collateralized certain receivables for borrowings (Receivables Facility). This agreement was renewed in December 2002 for another year. The Receivables Facility provides for borrowings of up to $50.0 million, depending upon the level of eligible receivables. At June 30, 2003, $20.0 million was borrowed and included in long-term debt at an interest rate of approximately 2.7% per annum.

     We also have a $30.0 million demand line of credit (Short-Term Facility), which expires May 24, 2004. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At June 30, 2003, no borrowings were outstanding under this facility.

     We believe the Company will generate sufficient cash flow from operations for the next twelve months and in the long term to meet its operating requirements, interest on all borrowings, any authorized share repurchases, restructuring expenses, planned capital expenditures, and annual dividend payments to holders of common stock. Since we began operations in January 1988 and through June 30, 2003, we have borrowed approximately $902 million under our various credit agreements to complete 23 acquisitions. During this same period we generated, principally from operations, cash flow of $844 million to reduce indebtedness. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, we may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term debt.

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

     Noncurrent assets The Company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. In particular, the recoverability of June 30, 2003 balances for goodwill and intangible assets of $546.0 million and $19.6 million, respectively, are subject to estimation processes, which depend on the accuracy of underlying assumptions, including future operating results. The Company evaluates the recoverability of each of these assets based on estimated business values and estimated future cash flows (derived from estimated earnings and cash flow multiples). The recoverability of these assets depends on the reasonableness of these assumptions and how they compare with the eventual operating performance of the specific businesses to which the assets are attributed. To the extent actual business values or cash flows differ from those estimated amounts, the recoverability of these noncurrent assets could be affected.

     Income taxes Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. The management of the Company, along with third-party advisors, periodically estimates the Company's probable tax obligations using historical experience in tax jurisdictions and informed judgments.

     Contingencies and litigation We are currently involved in certain legal and regulatory proceedings and, as required and where it is reasonably possible to do so, have accrued our estimates of the probable costs for the resolution of these matters. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future operating results for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

     Defined benefit retirement plans The plan obligations and related assets of defined benefit retirement plans are presented in Note 14 of the Notes to the Consolidated Financial Statements in the 2002 Annual Report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by consulting actuaries using a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate at which the obligation could be effectively settled and the anticipated rate of future salary increases. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $222.7 million of total debt outstanding at June 30, 2003. Approximately 31% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $.3 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt.

     Our foreign currency exchange rate risk is limited principally to the euro and British pound. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of our products.

ITEM 4.  CONTROLS AND PROCEDURES.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     IDEX and nine of its subsidiaries have been named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. Such components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, all of the Company's settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense, costs have been covered in full by insurance. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them.

     Claims have been filed in California, Connecticut, Georgia, Illinois, Louisiana, Michigan, Mississippi, New Jersey, New York, Ohio, Pennsylvania, Texas and Washington. A few claims have been settled for minimal amounts and some have been dismissed without payment. None have been tried.

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

     (b) Reports on Form 8-K:

          A report under Item 9 dated April 16, 2003

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

                                          IDEX CORPORATION

                                                /s/ WAYNE P. SAYATOVIC
                                          --------------------------------------
                                                    Wayne P. Sayatovic
                                           Senior Vice President -- Finance and
                                                 Chief Financial Officer

August 11, 2003

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
  3.1       Restated Certificate of Incorporation of IDEX Corporation
            (formerly HI, Inc.) (incorporated by reference to Exhibit
            No. 3.1 to the Registration Statement on Form S-1 of IDEX,
            et al., Registration No. 33-21205, as filed on April 21,
            1988)
  3.1(a)    Amendment to Restated Certificate of Incorporation of IDEX
            Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
            Form 10-Q for the quarter ended March 31, 1996, Commission
            File No. 1-10235)
  3.2       Amended and Restated By-Laws of IDEX Corporation
            (incorporated by reference to Exhibit No. 3.2 to
            Post-Effective Amendment No. 2 to the Registration Statement
            on Form S-1 of IDEX, et al., Registration No. 33-21205, as
            filed on July 17, 1989)
  3.2(a)    Amended and Restated Article III, Section 13 of the Amended
            and Restated By-Laws of IDEX Corporation (incorporated by
            reference to Exhibit No. 3.2(a) to Post-Effective Amendment
            No. 3 to the Registration Statement on Form S-1 of IDEX, et
            al., Registration No. 33-21205, as filed on February 12,
            1990)
  4.1       Restated Certificate of Incorporation and By-Laws of IDEX
            Corporation (filed as Exhibits No. 3.1 through 3.2 (a))
  4.2       Indenture, dated as of February 23, 1998, between IDEX
            Corporation, and Norwest Bank Minnesota, National
            Association, as Trustee, relating to the 6 7/8% Senior Notes of IDEX Corporation due February 15, 2008 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
            1-10235)
  4.3       Specimen Senior Note of IDEX Corporation (incorporated by
            reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
            1-10235)
  4.4       Specimen Certificate of Common Stock of IDEX Corporation
            (incorporated by reference to Exhibit No. 4.3 to the
            Registration Statement on Form S-2 of IDEX, et al.,
            Registration No. 33-42208, as filed on September 16, 1991)
  4.5       Credit Agreement, dated as of June 8, 2001, among IDEX
            Corporation, Bank of America N.A. as Agent and Issuing Bank,
            and the Other Financial Institutions Party Hereto
            (incorporated by reference to Exhibit No. 4.5 to the
            Quarterly Report of IDEX on Form 10-Q for the quarter ended
            June 30, 2001, Commission File No. 1-10235)
  4.6       Credit Lyonnais Uncommitted Line of Credit, dated as of
            December 3, 2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended
            December 31, 2001, Commission File No. 1-10235)
 *4.6 (a)   Amendment No. 2 dated as of May 24, 2003 to the Credit
            Lyonnais Uncommitted Line of Credit Agreement dated December
            3, 2001 (incorporated by reference to Exhibit 4.6 (a) to the
            Annual Report of IDEX on Form 10-K for the year ended
            December 31, 2002, Commission File No. 1-10235)
  4.7       Receivables Purchase Agreement dated as of December 20, 2001 among IDEX Receivables Corporation, as Seller, IDEX
            Corporation, as Servicer, Falcon Asset Securitization
            Corporation, the Several Financial Institutions from Time to
            Time Party Hereto, and Bank One, NA (Main Office Chicago),
            as Agent (incorporated by reference to Exhibit 4.7 to the
            Annual Report of IDEX on Form 10-K for the year ended
            December 31, 2001, Commission File No. 1-10235)
  4.7 (a)   Amended and Restated Fee Letter dated as of December 18,
            2002 of the Receivables Purchase Agreement dated as of
            December 20, 2001 (incorporated by reference to Exhibit 4.7
            (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2002, Commission File No. 1-10235)
 10.1       Third Amended and Restated 1996 Stock Option Plan for
            Non-Officer Key Employees of IDEX Corporation dated January
            9, 2003 (incorporated by reference to Exhibit 4.1 to the
            Registration Statement on Form S-8 of IDEX, Registration No.
            333-104768, as filed on April 25, 2003)
 10.2**     Revised and Restated IDEX Management Incentive Compensation
            Plan for key employees effective January 1, 2003

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
*31.1       Certification of Chief Executive Officer Pursuant to Rule
            13a-14(a) or Rule 15d-14(a)
*31.2       Certification of Chief Financial Officer Pursuant to Rule
            13a-14(a) or Rule 15d-14(a)
*32.1       Certification pursuant to Section 1350 of Chapter 63 of
            Title 18 of the United States Code
*32.2       Certification pursuant to Section 1350 of Chapter 63 of
            Title 18 of the United States Code

---------------

 * Filed herewith

** Management contract or compensatory plan or agreement