Form 10-Q
period 2003-09-30
IDEX CORP /DE/
filed 2003-11-10
CIK 832101

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

      Number of shares of common stock of IDEX Corporation outstanding as of October 31, 2003: 32,905,401 (net of treasury shares).

================================================================================

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                        IDEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                  2003              2002
                                                                              -------------     ------------
ASSETS
Current assets
Cash and cash equivalents ...................................................     $   8,163      $   6,952
    Receivables - net .......................................................       108,763        101,494
    Inventories .............................................................       104,820        105,580
    Other current assets ....................................................         6,253          7,234
                                                                                  ---------      ---------
      Total current assets ..................................................       227,999        221,260
Property, plant and equipment - net .........................................       143,143        148,246
Goodwill ....................................................................       551,154        530,663
Intangible assets - net .....................................................        19,712         19,377
Other noncurrent assets .....................................................        11,941         11,504
                                                                                  ---------      ---------
      Total assets ..........................................................     $ 953,949      $ 931,050
                                                                                  =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Trade accounts payable ..................................................     $  57,520      $  61,153
    Dividends payable .......................................................         4,605          4,548
    Accrued expenses ........................................................        52,735         42,631
                                                                                  ---------      ---------
      Total current liabilities .............................................       114,860        108,332
Long-term debt ..............................................................       188,707        241,051
Other noncurrent liabilities ................................................        83,814         74,876
                                                                                  ---------      ---------
      Total liabilities .....................................................       387,381        424,259
                                                                                  ---------      ---------

Shareholders' equity
    Common stock, par value $.01 per share
    Shares issued and outstanding: 2003 - 32,982,188; 2002 - 32,536,166 .....           330            325
    Additional paid-in capital ..............................................       195,289        182,538
    Retained earnings .......................................................       364,046        331,635
    Minimum pension liability adjustment ....................................       (10,571)       (10,571)
    Accumulated translation adjustment ......................................        23,384          9,240
    Treasury stock, at cost: 2003 - 89,485; 2002 - 59,350 ...................        (2,903)        (1,946)
    Unearned compensation on restricted stock ...............................        (3,007)        (4,430)
                                                                                  ---------      ---------
      Total shareholders' equity ............................................       566,568        506,791
                                                                                  ---------      ---------
      Total liabilities and shareholders' equity ............................     $ 953,949      $ 931,050
                                                                                  =========      =========


                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                 THIRD QUARTER                 NINE MONTHS
                                                              ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                            -----------------------      -----------------------
                                                               2003          2002           2003         2002
                                                            ---------     ---------      ---------     ---------
Net sales .............................................     $ 197,314     $ 189,105      $ 599,959     $ 554,471
Cost of sales .........................................       121,136       117,491        367,355       343,294
                                                            ---------     ---------      ---------     ---------
Gross profit ..........................................        76,178        71,614        232,604       211,177
Selling, general and administrative expenses ..........        47,235        44,669        150,703       133,459
Restructuring charge ..................................             -             -              -           107
                                                            ---------     ---------      ---------     ---------
Operating income ......................................        28,943        26,945         81,901        77,611
Other income - net ....................................             5          (398)           366           (61)
                                                            ---------     ---------      ---------     ---------
Income before interest expense and income taxes .......        28,948        26,547         82,267        77,550
Interest expense ......................................         3,352         3,951         10,721        12,525
                                                            ---------     ---------      ---------     ---------
Income before income taxes ............................        25,596        22,596         71,546        65,025
Provision for income taxes ............................         9,087         7,810         25,399        23,084
                                                            ---------     ---------      ---------     ---------
Net income ............................................     $  16,509     $  14,786      $  46,147     $  41,941
                                                            =========     =========      =========     =========

Basic earnings per common share .......................     $     .51     $     .46      $    1.42     $    1.33
                                                            =========     =========      =========     =========

Diluted earnings per common share .....................     $     .49     $     .45      $    1.39     $    1.30
                                                            =========     =========      =========     =========

Share data:
Basic weighted average common shares outstanding ......        32,661        32,245         32,445        31,475
                                                            =========     =========      =========     =========
Diluted weighted average common shares outstanding ....        33,640        32,883         33,166        32,352
                                                            =========     =========      =========     =========


                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                         COMMON                                                          UNEARNED
                                         STOCK &                 MINIMUM                               COMPENSATION
                                       ADDITIONAL                PENSION      ACCUMULATED                   ON            TOTAL
                                         PAID-IN    RETAINED    LIABILITY     TRANSLATION   TREASURY    RESTRICTED    SHAREHOLDERS'
                                         CAPITAL    EARNINGS    ADJUSTMENT     ADJUSTMENT     STOCK       STOCK          EQUITY
                                       ----------   --------    ----------    -----------   --------   ------------   ------------
Balance, December 31, 2002...........    $182,863   $331,635    $(10,571)       $ 9,240     $(1,946)     $ (4,430)      $506,791
Net income...........................                 46,147                                                              46,147
Other comprehensive income
 Unrealized translation adjustment                                               14,144                                   14,144
                                                                                -------                                 --------
      Other comprehensive income.....                                            14,144                                   14,144
                                                    --------                    -------                                 --------
      Comprehensive income...........                 46,147                     14,144                                   60,291
                                                    --------                    -------                                 --------
Issuance of 446,022 shares of
 common stock from exercise of
 stock options and deferred
 compensation plans..................      12,756                                                                         12,756
Amortization of restricted stock.....                                                                       1,423          1,423
Restricted shares surrendered for
 tax withholdings....................                                                          (957)                        (957)
Cash dividends declared - $.42 per
 common share outstanding............                (13,736)                                                            (13,736)
                                         --------   --------    --------        -------     -------      --------       --------
Balance, September 30, 2003..........    $195,619   $364,046    $(10,571)       $23,384     $(2,903)     $ (3,007)      $566,568
                                         ========   ========    ========        =======     =======      ========       ========


                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)


                                                                            NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                      ------------------------
                                                                         2003          2002
                                                                      ---------      ---------
Cash flows from operating activities
Net income ......................................................     $  46,147      $  41,941
Adjustments to reconcile to net cash provided by operations:
    Depreciation and amortization ...............................        20,976         20,942
    Amortization of intangibles .................................           487            424
    Amortization of unearned compensation .......................         1,423          1,424
    Amortization of debt issuance expenses ......................           435            435
    Deferred income taxes .......................................         5,678          5,515
    Changes in:
       Receivables - net ........................................        (8,700)        (9,889)
       Inventories ..............................................          (192)         3,135
       Trade accounts payable ...................................         5,929          9,626
       Accrued expenses .........................................         9,958          4,007
    Other - net .................................................         8,139          5,981
                                                                      ---------      ---------
     Net cash flows from operating activities ...................        90,280         83,541

Cash flows from investing activities
    Additions to property, plant and equipment ..................       (13,614)       (13,114)
    Acquisition of businesses ...................................       (22,163)       (69,536)
    Other - net .................................................         3,326          3,848
                                                                      ---------      ---------
      Net cash flows from investing activities ..................       (32,451)       (78,802)

Cash flows from financing activities
    Borrowings under credit facilities for acquisitions .........        22,163         69,536
    Net repayments under credit facilities ......................       (67,973)      (111,841)
    Repayments of other long-term debt ..........................        (4,402)          (645)
    Proceeds from issuance of common stock ......................             -         50,920
    Dividends paid ..............................................       (13,679)       (13,177)
    Proceeds from stock option exercises ........................        10,853          5,665
    Other - net .................................................        (3,580)        (4,081)
                                                                      ---------      ---------
      Net cash flows from financing activities ..................       (56,618)        (3,623)
                                                                      ---------      ---------

Net increase in cash ............................................         1,211          1,116
Cash and cash equivalents at beginning of year ..................         6,952          4,972
                                                                      ---------      ---------
Cash and cash equivalents at end of period ......................     $   8,163      $   6,088
                                                                      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid for:
     Interest ...................................................     $  12,908      $  15,960
     Income taxes ...............................................         9,409         17,596
 Significant non-cash activities:
     Debt assumed upon acquisition of businesses ................             -          1,886


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


                                                   THIRD QUARTER                   NINE MONTHS
                                                 ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                              ------------------------      ------------------------
                                                2003            2002           2003           2002
                                              ---------      ---------      ---------      ---------
Net sales
Pump Products:
  External customers ....................     $ 114,161      $ 113,015      $ 336,881      $ 323,793
  Intersegment sales ....................           745            770          2,166          2,171
                                              ---------      ---------      ---------      ---------
    Total group sales ...................       114,906        113,785        339,047        325,964
                                              ---------      ---------      ---------      ---------
Dispensing Equipment:
  External customers ....................        36,791         32,710        123,556        104,758
  Intersegment sales ....................             -              1              1              1
                                              ---------      ---------      ---------      ---------
    Total group sales ...................        36,791         32,711        123,557        104,759
                                              ---------      ---------      ---------      ---------
Other Engineered Products:
  External customers ....................        46,362         43,380        139,522        125,920
  Intersegment sales ....................             2              -              4              1
                                              ---------      ---------      ---------      ---------
    Total group sales ...................        46,364         43,380        139,526        125,921
                                              ---------      ---------      ---------      ---------
Intersegment elimination ................          (747)          (771)        (2,171)        (2,173)
                                              ---------      ---------      ---------      ---------
    Total net sales .....................     $ 197,314      $ 189,105      $ 599,959      $ 554,471
                                              =========      =========      =========      =========

Operating income
  Pump Products .........................     $  18,649      $  20,165      $  50,436      $  55,044
  Dispensing Equipment ..................         5,878          4,006         20,587         15,762
  Other Engineered Products .............         8,660          7,050         24,581         19,301
  Corporate office and other ............        (4,244)        (4,276)       (13,703)       (12,496)
                                              ---------      ---------      ---------      ---------
    Total operating income ..............     $  28,943      $  26,945      $  81,901      $  77,611
                                              =========      =========      =========      =========


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

2. ACQUISITIONS

      On September 5, 2003, the Company acquired Classic Engineering, Inc. based in Jacksonville, Florida. Classic, with annual sales of approximately $4 million, is a supplier of fully integrated pump and metering systems to chemical companies and municipal water treatment facilities. It engineers, designs and manufactures a line of standard and custom chemical-feed systems for the water, wastewater, chemical OEM, pulp and paper, cement and general industrial markets. This acquisition operates as part of Pulsafeeder.

      On June 2, 2003, IDEX acquired Sponsler Co., Inc., based in Westminster, South Carolina. Sponsler, with annual sales of approximately $6 million, is a manufacturer of a line of precision turbine flowmeters to meet all flow applications, including low-flow and situations where viscosity, corrosive media, extreme temperature or hazardous materials are factors. It operates as part of Liquid Controls.

      IDEX acquired the above businesses for an aggregate purchase price of $14.2 million, with financing provided by borrowings under the Company's credit facilities. The Company does not consider either of these acquisitions, individually or combined, to be material to its financial position, liquidity or results of operations.

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


3. RESTRUCTURING CHARGE

      IDEX took actions in 2001 and 2002 to downsize operations to lower its cost structure. These steps were necessary to appropriately size the Company's production capacity and administrative support levels to match the lower levels of demand for a broad range of products. A rollforward of the remaining restructuring accrual related to the restructuring plans from January 1, 2003 to September 30, 2003 is included below:


                                        EMPLOYEE     IDLE FACILITY
                                       TERMINATION       COSTS
                                          COSTS        AND OTHER       TOTAL
                                       -----------   -------------    ------
Balance January 1, 2003 ...........     $ 394          $  86           $ 480
Payments ..........................       (16)           (37)            (53)
                                        -----          -----           -----
Balance September 30, 2003 ........     $ 378          $  49           $ 427
                                        =====          =====           =====


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


                                                                                 THIRD QUARTER          NINE MONTHS
                                                                               ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                               -------------------   -------------------
                                                                                 2003       2002       2003       2002
                                                                               -------     -------   -------     -------
Basic weighted average common shares outstanding ..........................     32,661     32,245     32,445     31,475
Dilutive effect of stock options, unvested restricted shares,
and DCUs ..................................................................        979        638        721        877
                                                                                ------     ------     ------     ------
Diluted weighted average common shares outstanding ........................     33,640     32,883     33,166     32,352
                                                                                ======     ======     ======     ======


5. INVENTORIES

      The components of inventories as of September 30, 2003 and December 31, 2002 were:


                                      SEPTEMBER 30,       DECEMBER 31,
                                          2003               2002
                                      -------------       ------------
Raw materials .....................     $ 39,008           $ 41,985
Work-in-process ...................       14,139             11,960
Finished goods ....................       51,673             51,635
                                        --------           --------
         Total ....................     $104,820           $105,580
                                        ========           ========


      Those inventories which were carried on a LIFO basis amounted to $91,544 and $91,743 at September 30, 2003 and December 31, 2002, respectively. The impact on earnings of using the LIFO method is not material.

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


6. COMMON AND PREFERRED STOCK

      The Company had five million shares of preferred stock authorized but unissued at September 30, 2003 and December 31, 2002.

7. STOCK OPTIONS

      The Company has stock option plans for outside directors, executives and certain key employees. These options are accounted for using the intrinsic value method and, accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method, the Company's pro forma net income and earnings per share would have been as follows:


                                      THIRD QUARTER                   NINE MONTHS
                                    ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                ---------------------------     --------------------------
                                   2003            2002            2003           2002
                                -----------     -----------     -----------    -----------
Net income
     As reported ..........     $    16,509     $    14,786     $    46,147    $    41,941
                                ===========     ===========     ===========    ===========
     Pro forma ............     $    15,316     $    13,643     $    42,565    $    38,738
                                ===========     ===========     ===========    ===========

Basic EPS
     As reported ..........     $       .51     $       .46     $      1.42    $      1.33
                                ===========     ===========     ===========    ===========
     Pro forma ............     $       .47     $       .42     $      1.31    $      1.23
                                ===========     ===========     ===========    ===========

Diluted EPS
     As reported ..........     $       .49     $       .45     $      1.39    $      1.30
                                ===========     ===========     ===========    ===========
     Pro forma ............     $       .46     $       .41     $      1.28    $      1.20
                                ===========     ===========     ===========    ===========


8. LEGAL PROCEEDINGS

      IDEX is a party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HISTORICAL OVERVIEW AND OUTLOOK

      IDEX Corporation sells a broad range of pump products, dispensing equipment and other engineered products to a diverse customer base in the United States and other countries around the world. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where our products are sold, and by the relationship of the U.S. dollar to other currencies. Among the factors that influence the demand for our products are interest rates, levels of capacity utilization and capital spending in certain industries and overall industrial activity.

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

      For the three and nine month periods ended September 30, 2003, we reported higher orders, sales, operating income, net income and diluted earnings per share as compared with the same periods of last year.

      Although the third quarter tends to be weaker than the second quarter due to some business seasonality and slower activity in Europe during the summer holidays, we were pleased with our financial performance. Orders and sales were up versus a year ago and we recorded our fifth consecutive quarter of year-over-year earnings improvement. We had our fourth consecutive quarter of year-over-year organic growth in our businesses, driven by new product introductions in all three segments, as well as our continued focus on operational excellence. During the quarter, IDEX generated record cash flow from operations, acquired Classic Engineering to expand our presence in a strategic market, established a manufacturing operation in China, and continued to invest in new products and new markets.

      The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. As anticipated, we had a decrease in sales sequentially as the second quarter tends to be the strongest of the year. The fourth quarter also tends to be seasonally lower than the second quarter and, in recent years, has been lower than the third quarter. Due to the short-cycle nature of our business, our financial performance depends on the current pace of incoming orders, and we have very limited visibility of future business conditions. However, we believe IDEX is well positioned for earnings improvement as the economy strengthens. This is based on our lower cost structure resulting from restructuring actions; our operational excellence initiatives of Kaizen and Lean Manufacturing, Six Sigma, Global Sourcing and eBusiness; and using our strong cash flow to cut debt and interest expense. In addition, we continue to pursue acquisitions to drive the Company's longer term profitable growth.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

      The "Historical Overview and Outlook" and the "Liquidity and Capital Resources" sections of this management's discussion and analysis of our operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as "anticipate," "estimate," "plans," "expects," "projects," "should," "will," "management believes," "the Company believes," "we believe," "the Company intends" and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries - all of which could have a material impact on our order rates and results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and we undertake no obligation to publicly update them to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

RESULTS OF OPERATIONS

      For purposes of this discussion and analysis section, reference is made to the table on the following page and the Company's Statements of Consolidated Operations included in the Financial Statements section. IDEX consists of three reporting groups: Pump Products, Dispensing Equipment and Other Engineered Products.

PERFORMANCE IN THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME PERIOD OF 2002

      For the three months ended September 30, 2003, orders, sales and profits were higher than the comparable third quarter of last year. New orders for the latest three months totaled $193.7 million, 3% higher than the same period last year. Excluding the impact of foreign currency, the sales reduction associated with an immaterial product line sold earlier this year, and the Halox (April
2002), Rheodyne (July 2002), Wrightech (October 2002), Sponsler (June 2003) and Classic (September 2003) acquisitions, orders were 2% lower than the third quarter of 2002.

      Sales in the third quarter were $197.3 million, a 4% improvement from last year's third quarter as foreign currency translation provided a 4% increase and base business shipments were up slightly. Acquisitions net of the product line sold did not affect the year-over-year comparison. Domestic sales in the quarter were 1% lower, while international sales - net of foreign currency translation - rose 3% as all three groups experienced global growth. Sales to international customers, including the impact of currency translation, were 44% of the total, up from 43% last year.

      For the quarter, the Pump Products Group contributed 58% of sales and 56% of operating income, the Dispensing Equipment Group accounted for 19% of sales and 18% of operating income, and the Other Engineered Products Group represented 23% of sales and 26% of operating income.

      Pump Products Group sales of $114.9 million for the three months ended September 30, 2003, were $1.1 million, or 1%, higher than the prior year mainly due to the acquisition of Rheodyne in July 2002. Compared with the third quarter last year, acquisitions accounted for a 3% sales improvement and foreign currency translation added 2%, while base business shipments were down 4% as demand in the chemical processing and industrial end-markets remained soft. In the third quarter of 2003, domestic sales increased slightly while international sales increased by 2%. Excluding acquisitions and foreign currency translation, U.S. sales volume decreased 4% while international sales decreased 5%. Sales to customers outside the U.S., including the impact of currency translation, was 38% of total group sales in both periods.

      Dispensing Equipment Group sales of $36.8 million increased $4.1 million, or 12%, in the third quarter of 2003 compared with last year's third quarter. This increase was attributed to favorable foreign currency translation of 11% and a 1% increase in base business volume as demand for color formulation equipment in Europe strengthened. In the third quarter of 2003, domestic sales decreased by 14% and international sales increased by 21%. Excluding the favorable foreign currency translation effect, international sales volume increased by 2%. Sales to customers outside the U.S., including the impact of currency translation, were 63% of total group sales in the 2003 quarter, compared with 54% in 2002.

      Other Engineered Products Group sales of $46.4 million increased by $3.0 million, or 7%, in the third quarter of 2003 compared with 2002. This increase reflects an 11% increase in base business volume. Foreign currency translation added another 3%, while the impact of the sale of the product line reduced sales by 7%. In the third quarter of 2003, domestic sales increased by 6%, while international sales increased by 8%. Excluding foreign currency translation and the impact of the sale of the product line, international sales increased 19% from the comparable period of last year. Sales to customers outside the U.S., including the impact of currency translation, were 42% of total group sales in 2003, unchanged from 2002.

                        IDEX CORPORATION AND SUBSIDIARIES
                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)


                                                     THIRD QUARTER               NINE MONTHS
                                                ENDED SEPTEMBER 30, (1)     ENDED SEPTEMBER 30, (1)
                                                ----------------------      ----------------------
                                                  2003          2002          2003          2002
                                                --------      --------      --------      --------
Pump Products Group
     Net sales ............................     $114,906      $113,785      $339,047      $325,964
     Operating income (2) .................       18,649        20,165        50,436        55,044
     Operating margin .....................         16.2%         17.7%         14.9%         16.9%
     Depreciation and amortization ........     $  4,139      $  4,254      $ 12,630      $ 12,902
     Capital expenditures .................        3,796         1,595         9,083         5,865
Dispensing Equipment Group
     Net sales ............................     $ 36,791      $ 32,711      $123,557      $104,759
     Operating income (2) .................        5,878         4,006        20,587        15,762
     Operating margin .....................         16.0%         12.2%         16.7%         15.0%
     Depreciation and amortization ........     $  1,390      $  1,502      $  4,459      $  4,517
     Capital expenditures .................          582         1,098         1,655         2,875
Other Engineered Products Group
     Net sales ............................     $ 46,364      $ 43,380      $139,526      $125,921
     Operating income (2) .................        8,660         7,050        24,581        19,301
     Operating margin .....................         18.7%         16.3%         17.6%         15.3%
     Depreciation and amortization ........     $  1,389      $  1,118      $  3,989      $  3,705
     Capital expenditures .................          723         1,336         2,658         4,166
Company
     Net sales ............................     $197,314      $189,105      $599,959      $554,471
     Operating income (2) .................       28,943        26,945        81,901        77,611
     Operating margin .....................         14.7%         14.2%         13.7%         14.0%
     Depreciation and amortization (3) ....     $  7,520      $  7,442      $ 22,887      $ 22,790
     Capital expenditures .................        5,207         4,069        13,614        13,114

(1) Includes acquisition of Halox Technologies, Inc. (April 2002), Rheodyne, L.P. (July 2002), Wrightech Corporation (October 2002), Sponsler Co., Inc. (June 2003) and Classic Engineering, Inc. (September 2003) in the Pump Products Group from the dates of acquisition.

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

      Gross profit of $76.2 million in the third quarter of 2003 increased by $4.6 million, or 6%, from 2002. Gross profit as a percent of sales was 38.6% in 2003 and increased from 37.9% in 2002. The improved gross margins primarily reflected increased sales volume, lower material costs from our Global Sourcing activities, and savings from Lean, Kaizen and Six Sigma initiatives.

      Operating income increased by $2.0 million, or 7%, to $28.9 million in 2003 from $26.9 million in 2002, primarily reflecting the higher gross margins discussed above partially offset by increased selling, general and administrative expenses (SG&A). Third quarter operating margins were 14.7% of sales, .5 of a percentage point higher than at this time last year. The improvement from last year resulted from the .7 percentage point increase in gross margins discussed above, which was slightly offset by an increase in total Company SG&A. In the Pump Products Group, operating income of $18.6 million and operating margins of 16.2% in 2003 were down from the $20.2 million and 17.7% recorded in 2002 principally due to lower base business shipments. Operating income for the Dispensing Equipment Group of $5.9 million and operating margins of 16.0% in 2003 were up from the $4.0 million and 12.2% in 2002 due to increased volume and production efficiencies. Operating income in the Other Engineered Products Group of $8.7 million and operating margins of 18.7% in 2003 increased from $7.1 million and 16.3% achieved in 2002 and primarily reflected increased sales volume and a more favorable mix of product shipments.

      SG&A increased to $47.2 million in 2003 from $44.7 million in 2002, and as a percent of sales was 23.9%, slightly up from 23.6% in 2002. The increase in SG&A expenses reflected the cumulative impact of acquisitions made in 2003 and 2002, deliberate reinvestment in the businesses to drive organic growth, and cost increases including pension, insurance, audit and legal expenses.

      Interest expense decreased to $3.4 million in the third quarter of 2003 from $4.0 million in 2002. This reduction was principally attributable to significantly lower debt levels this year due to debt paydowns from operating cash flow and a lower interest rate environment.

      The provision for income taxes increased to $9.1 million in 2003 from $7.8 million in 2002. The effective tax rate increased to 35.5% in 2003 from 34.6% in 2002.

      Net income for the current quarter was $16.5 million, 12% higher than the $14.8 million earned in the third quarter of 2002. Diluted earnings per share in the third quarter of 2003 of $.49 increased $.04 compared with the third quarter of 2002.

PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME PERIOD OF 2002

      Orders, sales and profits were higher for the first nine months of 2003 compared with the same period last year. New orders for the first nine months of 2003 totaled $604.0 million, 8% higher than last year. Excluding the impact of foreign currency translation, the immaterial product line sold, and acquisitions made since the beginning of 2002, orders were 1% higher than the comparable period of 2002.

      Sales in the first nine months increased 8% to $600.0 million from $554.5 million a year ago. Acquisitions less the sales impact of the product line sold accounted for a 1% improvement, foreign currency translation added 5% and base business rose 2%. Domestic sales were 1% lower, while international sales - net of foreign currency translation - were 11% higher. Sales to international customers, including the impact of currency translation, were 45% of the total, up from 42% last year.

      For the first nine months of 2003, the Pump Products Group contributed 56% of sales and 53% of operating income, the Dispensing Equipment Group accounted for 21% of both sales and operating income, and the Other Engineered Products Group represented 23% of sales and 26% of operating income.

      Pump Products Group sales of $339.0 million increased $13.1 million, or 4%, for the nine months ended September 30, 2003 compared with 2002. Acquisitions accounted for a 5% sales improvement and foreign currency translation added 2% but this was offset by a 3% decline in base business sales. In the first nine months of 2003, domestic sales decreased by 1% while international sales increased by 13%. Excluding acquisitions and foreign currency translation, U.S. sales volume decreased by 6% while international sales increased 2%. Sales to customers outside the U.S., including the impact of currency translation, increased to 39% of total group sales in the 2003 period from 36% in 2002.

      Dispensing Equipment Group sales of $123.6 million increased $18.8 million, or 18%, in the first nine months of 2003 compared with the same period last year. This increase was attributed to favorable foreign currency translation of 14% and a 4% increase in base business volume as demand in European markets has remained strong for color formulation equipment. Domestic sales decreased by 7% and international sales increased by 33%. Excluding the favorable foreign currency translation effect, international sales volume increased by 8%. Sales to customers outside the U.S., including the impact of currency translation, were 64% of total group sales in the 2003 period, compared with 55% in 2002.

      Other Engineered Products Group sales of $139.5 million increased by $13.6 million, or 11%, in the first nine months of 2003 compared with 2002.This reflected a 13% increase in base business volume, particularly for fire and rescue products, and a 4% improvement from foreign currency translation, which was partially offset by a 6% decline related to the product line sale. In the first nine months of 2003, domestic sales increased by 7%, while international sales increased by 16%. Excluding foreign currency and the impact of the sale of the product line, international sales increased 23% from the comparable period of last year. Sales to customers outside the U.S., including the impact of currency translation, were 43% of total group sales in 2003, up from 42% in 2002.

      Gross profit of $232.6 million in the first nine months of 2003 increased by $21.4 million, or 10%, from 2002. Gross profit as a percent of sales was 38.8% in 2003 and increased from 38.1% in 2002. The improved gross margins primarily reflected increased sales volume, lower material costs from our Global Sourcing activities, and savings from Lean, Kaizen and Six Sigma initiatives.

      Operating income increased by $4.3 million, or 6%, to $81.9 million in 2003 from $77.6 million in 2002, primarily reflecting the higher gross margins discussed above partially offset by increased SG&A expenses. Operating margins for the first nine months of 2003 were 13.7% compared with 14.0% in the prior year period. The margin decrease from last year was primarily due to an unfavorable mix of sales (away from higher margin pump sales) and an increase in SG&A, partially offset by the improvement in gross margins. In the Pump Products Group, operating income of $50.4 million and operating margins of 14.9% in 2003 were down from the $55.0 million and 16.9% recorded in 2002. Operating income for the Dispensing Equipment Group of $20.6 million and operating margins of 16.7% in 2003 were up from the $15.8 million and 15.0% in 2002. Operating income in the Other Engineered Products Group of $24.6 million and operating margins of 17.6% in 2003 increased from $19.3 million and 15.3% achieved in 2002.

      SG&A increased to $150.7 million in 2003 from $133.5 million in 2002, and as a percent of sales was 25.1%, up from 24.1% in 2002. The increase in SG&A expenses reflected the cumulative impact of acquisitions made in 2003 and 2002, deliberate reinvestment in the businesses to drive organic growth, and cost increases including pension, insurance, audit and legal expenses.

      Interest expense decreased to $10.7 million in the first nine months of 2003 from $12.5 million in 2002. This reduction was principally attributable to significantly lower debt levels this year due to debt paydowns from operating cash flow and proceeds from the April 2002 issuance of common stock, as well as a lower interest rate environment.

      The provision for income taxes increased to $25.4 million in 2003 from $23.1 million in 2002. The effective tax rate was 35.5% for both the 2003 and 2002 periods.

      Net income for the first nine months of 2003 was $46.1 million, 10% higher than the $41.9 million earned in the same period of 2002. Diluted earnings per share in the first nine months of 2003 of $1.39 increased $.09 compared with the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2003, working capital was $113.1 million and our current ratio was 2.0 to 1. Cash flows from operating activities increased $6.7 million, or 8%, to $90.3 million in 2003 mainly due to the improved operating results discussed above.

      Cash flow provided from operations was more than adequate to fund capital expenditures of $13.6 million and $13.1 million in the first nine months of 2003 and 2002, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support IDEX's Global Sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term.

      In February 2003, an $8.0 million payment of deferred consideration was made in respect of the Rheodyne acquisition, which was consummated in July 2002. The Company also completed the acquisitions of Sponsler in June 2003 and Classic Engineering in September 2003 for a cost of $10.4 million and $3.8 million, respectively. These payments were financed under the Company's credit facility.

      At September 30, 2003, the maximum amount available under our multi-currency bank revolving credit facility (Credit Facility) was $300.0 million, of which $5.6 million was borrowed. The Credit Facility contains a covenant that limits total debt outstanding to three times operating cash flow, as defined in the agreement. Our total debt outstanding was $188.7 million at September 30, 2003, and based on the covenant was limited to $410.1 million of total debt outstanding. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin and a utilization fee if the total borrowings exceed certain levels. The applicable margin is based on the credit rating of our 6.875% senior notes due February 15, 2008, and can range from 25 basis points to 100 basis points. The utilization fee can range from zero to 25 basis points. On March 27, 2003, Standard & Poor's upgraded its corporate credit and senior unsecured debt ratings on IDEX to BBB from BBB-. As a result of this change, at September 30, 2003, the applicable margin was 57.5 basis points and the utilization fee was zero. We also pay an annual fee of 17.5 basis points on the total Credit Facility.

      In December 2001, we, and certain of our subsidiaries, entered into a one-year agreement with a financial institution, under which we collateralized certain receivables for borrowings (Receivables Facility). This agreement was renewed in December 2002 for another year. The Receivables Facility provides for borrowings of up to $50.0 million, depending upon the level of eligible receivables. At September 30, 2003, $20.0 million was borrowed and included in long-term debt at an interest rate of approximately 2.5% per annum.

      We also have a $30.0 million demand line of credit (Short-Term Facility), which expires May 24, 2004. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At September 30, 2003, $6.0 million was borrowed and included in long-term debt at an interest rate of approximately 1.7% per annum.

      We believe the Company will generate sufficient cash flow from operations for the next twelve months and in the long term to meet its operating requirements, interest on all borrowings, any authorized share repurchases, restructuring expenses, planned capital expenditures, and annual dividend payments to holders of common stock. Since we began operations in January 1988 and through September 30, 2003, we have borrowed approximately $906.0 million under our various credit agreements to complete 24 acquisitions. During the same period we generated, principally from operations, cash flow of $882.0 million to reduce indebtedness. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, we may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term debt.

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

Noncurrent assets - The Company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. In particular, the recoverability of September 30, 2003 balances for goodwill and intangible assets of $551.2 million and $19.7 million, respectively, are subject to estimation processes, which depend on the accuracy of underlying assumptions, including future operating results. The Company evaluates the recoverability of each of these assets based on estimated business values and estimated future cash flows (derived from estimated earnings and cash flow multiples). The recoverability of these assets depends on the reasonableness of these assumptions and how they compare with the eventual operating performance of the specific businesses to which the assets are attributed. To the extent actual business values or cash flows differ from those estimated amounts, the recoverability of these noncurrent assets could be affected.

Income taxes - Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. The management of the Company, along with third-party advisors, periodically estimate the Company's probable tax obligations using historical experience in tax jurisdictions and informed judgments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $188.7 million of total debt outstanding at September 30, 2003. Approximately 20% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $.2 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      IDEX and nine of its subsidiaries have been named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. Such components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, all of the Company's settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them.

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

      IDEX is also party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits:

               The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

      (b)  Reports on Form 8-K:

               A report under Item 9 dated July 17, 2003





                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                IDEX CORPORATION


November 10, 2003                               /s/ WAYNE P. SAYATOVIC
                                                --------------------------------
                                                Wayne P. Sayatovic
                                                Senior Vice President - Finance
                                                and Chief Financial Officer

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

  4.2 Indenture, dated as of February 23, 1998, between IDEX Corporation, and Norwest Bank Minnesota, National Association, as Trustee, relating to the 6-7/8% Senior Notes of IDEX Corporation due February 15, 2008 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No. 1-10235)

  4.3 Specimen Senior Note of IDEX Corporation (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No. 1-10235)

  4.4 Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)

  4.5 Credit Agreement, dated as of June 8, 2001, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the Other Financial Institutions Party Hereto (incorporated by reference to Exhibit No. 4.5 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 2001, Commission File No. 1-10235)

  4.6 Credit Lyonnais Uncommitted Line of Credit, dated as of December 3, 2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)

  4.6(a) Amendment No. 2 dated as of May 24, 2003 to the Credit Lyonnais Uncommitted Line of Credit Agreement dated December 3, 2001 (incorporated by reference to Exhibit 4.6 (a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 1-10235)

  4.7 Receivables Purchase Agreement dated as of December 20, 2001 among IDEX Receivables Corporation, as Seller, IDEX Corporation, as Servicer, Falcon Asset Securitization Corporation, the Several Financial Institutions from Time to Time Party Hereto, and Bank One, NA (Main Office Chicago), as Agent (incorporated by reference to
            Exhibit 4.7 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)

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

                             EXHIBIT INDEX (CON'T.)




EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

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

  *31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

  *31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

  *32.1 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

  *32.2 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

            -----------
            *  Filed herewith

            ** Management contract or compensatory plan or agreement