Form 10-K
period 2003-12-31
IDEX CORP /DE/
filed 2004-03-05
CIK 832101

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-10235

                                IDEX CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                   DELAWARE                                      36-3555336
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

    630 DUNDEE ROAD, NORTHBROOK, ILLINOIS                          60062
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

    The aggregate market value of the voting stock (based on the June 30, 2003 closing price of $36.24) held by non-affiliates of IDEX Corporation was $1,152,017,741.

    The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of January 31, 2004 was 33,108,535 (net of treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 2003 Annual Report to Shareholders of IDEX Corporation (the "2003 Annual Report") are incorporated by reference into Parts I and II of this Form 10-K and portions of the definitive Proxy Statement of IDEX Corporation (the "2004 Proxy Statement") with respect to the 2004 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

     We manufacture an extensive array of engineered industrial products sold to customers in a variety of industries around the world. We believe that each of our business units is a leader in its niche market. We also believe that our consistent financial performance has been attributable to the manufacture of quality products designed and engineered by us, coupled with our ability to identify and successfully consummate and integrate strategic acquisitions. IDEX Corporation ("IDEX" or the "Company") consists of three reportable business segments: Pump Products Group, Dispensing Equipment Group, and Other Engineered Products Group.

PUMP PRODUCTS GROUP

     The Pump Products Group produces a wide variety of pumps, compressors, flow meters, injectors and valves and related controls for the movement of liquids and gases. The devices and equipment produced by this group are used by a large and diverse set of industries including chemical processing, machinery, water treatment, medical equipment, liquid petroleum distribution, oil and refining, food and beverage, biotech, life sciences and drug processing. The seven business units that comprise this group are Gast Manufacturing, Liquid Controls, Micropump, Pulsafeeder, Rheodyne, Viking Pump and Warren Rupp. The group accounted for 57% of sales and 55% of operating income in 2003, with 39% of sales to customers outside the U.S.

     Gast Manufacturing. Gast Manufacturing, acquired in 1998, is a leading manufacturer of air-moving products, including air motors, low- and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast's products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure. Gast's primary markets served are medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts and industrial manufacturing. Gast is based in Benton Harbor, Michigan, with additional facilities in England. Approximately 20% of Gast's 2003 sales were to customers outside the U.S.

     Liquid Controls. Liquid Controls, acquired in January 2001, is a leading manufacturer of positive displacement flow meters and electronic registration and control products. Applications for its products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Liquid Controls is headquartered in Lake Bluff, Illinois, with additional operations in Italy and India. During 2001, the Company decided to operate its previously acquired Corken business unit as part of Liquid Controls. Corken, based in Oklahoma City, Oklahoma and acquired by IDEX in 1991, is a leading producer of positive displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Sponsler Co., Inc., with headquarters in Westminster, South Carolina, was acquired in June 2003. Sponsler, which operates as part of Liquid Controls, is a manufacturer of a line of precision turbine flowmeters to meet all flow applications, including low-flow and applications where viscosity, corrosive media, extreme temperature or hazardous materials are factors. Approximately 50% of Liquid Controls' 2003 sales were outside the U.S.

     Micropump. Micropump, acquired in 1995, is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump's products are used in low-flow applications, including abrasive and corrosive applications. Micropump serves markets including printing machinery, medical equipment, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp and paper, water treatment and textiles. Micropump is based in Vancouver, Washington, and also has operations in England. In April 2000, IDEX acquired Ismatec SA. Ismatec is a leading manufacturer of peristaltic metering pumps, analytical process controllers, and sample preparation systems. Headquartered near Zurich, Switzerland, the business operates as part of Micropump and provides Micropump with entry into scientific R&D markets including pharmaceutical, medical, biotech and institutional laboratory. In May 2000, IDEX acquired Trebor International, which also now operates as part of Micropump. Trebor is headquartered in Salt Lake City, Utah, and is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Its products are used in the manufacturing of semiconductors, disk drives and flat panel displays. Approximately 65% of Micropump's 2003 sales were to customers outside the U.S.

     Pulsafeeder. Pulsafeeder, acquired in 1992, is a leading manufacturer of metering pumps, special purpose rotary pumps, peristaltic pumps, electronic controls and dispensing equipment. Pulsafeeder's products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition. Pulsafeeder's markets include water and wastewater treatment, power generation, pulp and paper, chemical and hydrocarbon processing and swimming pools. This business is headquartered in Rochester, New York, with additional operations in Punta Gorda, Florida. Knight Equipment, Inc. was acquired in 1997 and is operated as part of the Pulsafeeder business unit. Knight, headquartered in Lake Forest, California, also has additional operations in The Netherlands. Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Halox Technologies, Inc. was acquired in April 2002 and is also operated as part of the Pulsafeeder business unit. Halox is a small Bridgeport, Connecticut-based manufacturer of point-of-use chlorine dioxide equipment. Its products produce chlorine dioxide for use in water treatment and disinfectant applications. Chlorine dioxide is an effective biocide treatment of legionella and other water-borne pathogens. Halox products can be used in a wide variety of end markets including food and beverage, cooling towers and potable water treatment. Classic Engineering, Inc. was acquired in September 2003 and operates as part of the Pulsafeeder group. Classic, based in Jacksonville, Florida, is a supplier of fully integrated pump and metering systems to chemical companies and municipal water treatment facilities. Classic also engineers, designs and manufactures a line of standard and custom chemical-feed systems for the water, wastewater, chemical OEM, pulp and paper, cement and general industrial markets. In 2003, approximately 30% of Pulsafeeder's sales were to customers outside the U.S.

     Rheodyne. Rheodyne, acquired in July 2002, is a leading manufacturer of injectors, valves, fittings and accessories for the analytical instrumentation market. Its products are used by manufacturers of high performance liquid chromatography equipment servicing the pharmaceutical, biotech, life science, food and beverage, and chemical markets. Rheodyne, based in Rohnert Park, California, became IDEX's twelfth stand-alone business unit and its activities are closely coordinated with those of Ismatec, Trebor and Micropump. Approximately 40% of Rheodyne's 2003 sales were to customers outside the U.S.

     Viking Pump. Viking Pump is one of the world's largest internal gear pump producers. Viking also produces lobe and external gear pumps, strainers and reducers, and related controls. These products are used for transferring and metering thin and viscous liquids. Markets served by Viking include chemical, petroleum, pulp and paper, plastics, paints, inks, tanker trucks, compressor, construction, food and beverage, personal care, pharmaceutical and biotech. Viking operates two foundries that supply a portion of Viking's castings requirements and also sells a variety of castings to outside customers. Viking is based in Cedar Falls, Iowa, with additional operations in Canada, England and Ireland. Wrightech Corporation was acquired in October 2002 and is headquartered in Waukesha, Wisconsin. Wrightech, which operates as part of Viking Pump, is a small manufacturer of stainless-steel positive displacement pumps and replacement parts for the sanitary product marketplace. This market includes beverage, food processing, pharmaceutical, cosmetics and other industries that require sanitary processing. Approximately 35% of Viking's 2003 sales were to customers outside the U.S.

     Warren Rupp. Warren Rupp is a leading producer of double-diaphragm pumps, both air-operated and motor-driven. Warren Rupp's products are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. This business serves markets including chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance. Warren Rupp is based in Mansfield, Ohio. Blagdon Pump, located in the U.K., was acquired in 1997 and is operated as part of the Warren Rupp business unit. Versa-Matic Tool, Inc. was acquired in June 2001 and also operates as part of Warren Rupp. Headquartered in Export, Pennsylvania, Versa-Matic is also a manufacturer and distributor of air-operated double-diaphragm pumps and pump replacement parts. Warren Rupp's sales to customers outside the U.S. in 2003 were approximately 50%.

DISPENSING EQUIPMENT GROUP

     The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes; refinishing equipment; and centralized lubrication systems. This equipment is used in a variety of retail and commercial industries around the world. This group provides equipment, systems and services for applications such as tinting paints and coatings, industrial and automotive refinishing, and the precise lubrication of machinery and transportation equipment. The three business units that comprise this group are FAST, Fluid Management and Lubriquip. The group accounted for 20% of both sales and operating income in 2003, with 62% of sales to customers outside the U.S.

     FAST. The Company acquired FAST (now Fast & Fluid Management Srl -- Italy) in 1999. F&FM is a leading European manufacturer of precision-designed tinting, mixing, dispensing and measuring equipment for refinishing, architectural and industrial paints, inks, dyes, pastes and other liquids. F&FM's products are used for the precise and reliable reproduction of colors based on paint producers' formulas. Through architectural, refinishing and industrial paint producers, precision equipment is supplied to retail and commercial stores, home centers and automotive body shops. F&FM is headquartered in Milan, Italy, with additional operations in France, Spain and the United Kingdom. Over 95% of F&FM's sales in 2003 were to customers outside the U.S.

     Fluid Management. Fluid Management, acquired in 1996, is the market leader in automatic and manually operated dispensing, metering and mixing equipment for the paints and coatings market. Fluid Management's products are used for the precise blending and mixing of base paints, tints and colorants, and inks and dyes. Fluid Management's markets include retail and commercial paint stores, hardware stores, home centers, department stores, printers, paint and ink manufacturers and point of purchase dispensers and mixing equipment for the personal care and health and beauty industry. Fluid Management is based in Wheeling, Illinois. Additional operations are located in The Netherlands and Australia. Approximately 55% of Fluid Management's 2003 sales were to customers outside the U.S.

     Lubriquip. Lubriquip is a market leader in centralized oil and grease lubrication systems, force-feed lubricators, metering devices, related electronic controls and accessories. Lubriquip's products are used to prolong equipment life, reduce maintenance costs and increase productivity. Lubriquip serves markets including machine tools, transfer machines, conveyors, packaging equipment, transportation equipment, construction machinery, food processing and paper machinery. Lubriquip is headquartered in Warrensville Heights, Ohio, with an additional operation in Madison, Wisconsin. Approximately 25% of Lubriquip's sales in 2003 were to customers outside the U.S.

OTHER ENGINEERED PRODUCTS GROUP

     The Other Engineered Products Group produces firefighting pumps, rescue tools and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications. The two business units that comprise this group are Hale Products and Band-It. The group accounted for 23% of sales and 25% of operating income in 2002, with 43% of sales to customers outside the U.S.

     Band-It. Band-It is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The Band-It brand is highly recognized worldwide. Band-It's products are used for securing exhaust system heat and sound shields, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling, and numerous other industrial and commercial applications. Band-It's markets include transportation equipment, oil and gas, general industrial maintenance, electronics, electrical, communications, aerospace, utility and municipal. Band-It is based in Denver, Colorado, with additional manufacturing operations in the United Kingdom, Singapore and South Africa. In 2003, approximately 45% of Band-It's sales were to customers outside the U.S.

     Hale Products. Hale Products, acquired in 1994, is a leading manufacturer of rescue systems and truck-mounted fire pumps. Hale's products include the Hurst Jaws of Life(R) and LUKAS(R) rescue tool and re-railing systems. Hale's pumps are used to pump water or foam to extinguish fires; its rescue equipment is used to extricate accident victims; its forced-entry equipment is used for law enforcement; and its hydraulic products are used for re-railing, disaster recovery and recycling. Hale's markets include public and private fire and rescue organizations. LUKAS Hydraulik was acquired in 1995 and is operated as part of the Hale business unit. In January 2001, IDEX acquired Class 1, Inc., headquartered in Ocala, Florida, which now is also operated as part of Hale. Class 1 is a leading supplier of components and systems to the fire and rescue vehicle market. Its primary products include electronic information controls, engine information systems, electronic multiplexing units, electrical monitoring equipment and systems and fire truck mechanical components. Hale is headquartered in Ocala, Florida, with additional operations in Conshohocken, Pennsylvania, Shelby, North Carolina, England and Germany. Approximately 40% of Hale's 2003 sales were to customers outside the U.S.

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

  EMPLOYEES

     At December 31, 2003, IDEX had approximately 3,700 employees. Approximately 13% were represented by labor union with various contracts expiring though February 2008. Management believes that the Company's relationship with its employees is good. The Company has historically been able to satisfactorily renegotiate its collective bargaining agreements, with its last work stoppage in March 1993.

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

  SEGMENT INFORMATION

     For segment financial information for the years 2003, 2002, and 2001, see the table titled "Company and Business Group Financial Information" presented on page 20 under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of the "Notes to Consolidated Financial Statements" starting on page 32 of the 2003 Annual Report, which is incorporated herein by reference.

  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past 5 years.

                                        YEARS OF
NAME                             AGE   SERVICE(1)                    POSITION
----                             ---   ----------                    --------
Dennis K. Williams.............  58         4       Chairman of the Board, President and Chief
                                                    Executive Officer
Wayne P. Sayatovic.............  58        31       Senior Vice President-Finance and Chief
                                                    Financial Officer
Dominic A. Romeo...............  44        --       Vice President and Chief Financial Officer
Kimberly K. Bors...............  43         1       Vice President-Human Resources
Clinton L. Kooman..............  60        39       Vice President-Controller
Douglas C. Lennox..............  51        24       Vice President-Treasurer
John L. McMurray...............  53        11       Vice President-Group Executive of Pumps
                                                    and Operational Excellence
Dennis L. Metcalf..............  56        30       Vice President-Corporate Development
Frank J. Notaro................  40         6       Vice President-General Counsel and
                                                    Secretary
David T. Windmuller............  46        23       Vice President-Group Executive of
                                                    Dispensing Equipment and Engineered
                                                    Products

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

     Mr. Sayatovic has been Senior Vice President-Finance and Chief Financial Officer of the Company since January 1992. Mr. Sayatovic retired from the Company in January 2004.

     Mr. Romeo has been Vice President and Chief Financial Officer of the Company since January 2004. Prior to joining IDEX, Mr. Romeo was Vice President
- Chief Financial Officer of Honeywell Aerospace, a segment of Honeywell International, from August 2001 to January 2004. He also held the position of Chief Financial Officer of Engine Systems and Services from April 1999 to August 2001, and Avionics and Electronics Systems from July 1997 to April 1999, both units of Honeywell International.

     Ms. Bors has been Vice President-Human Resources of the Company since January 2003. Prior to joining IDEX, Ms. Bors was vice president of people and process integration from December 2000 to December 2002 for Brunswick Corporation's Boat Group, a $1.4 billion manufacturer of recreational boats. From December 1998 to December 2000, Ms. Bors was president of Chris Craft Boats, a division of Outboard Marine Corporation, a $1 billion recreational marine company.

     Mr. Kooman has been Vice President-Controller of the Company since November 1995.

     Mr. Lennox has served as Vice President-Treasurer of the Company since November 1995.

     Mr. McMurray has been Vice President-Group Executive of Pumps and Operational Excellence since August 2003. Prior to that, Mr. McMurray was Vice President-Operational Excellence since October 2000.

Mr. McMurray also served as Vice President-Group Executive from November 1998 through September 2000, and President of Viking Pump from January 1997 through September 2000.

     Mr. Metcalf has served as Vice President-Corporate Development of the Company since March 1997.

     Mr. Notaro has served as Vice President-General Counsel and Secretary since March 1998.

     Mr. Windmuller has served as Vice President-Group Executive of Dispensing Equipment and Engineered Products since April 2003. Prior to that, Mr. Windmuller was Vice President-Group Executive since October 2000. Mr. Windmuller served as Vice President-Operations of the Company from January 1998 through September 2000.

     The Company's executive officers are elected at a meeting of the Board of Directors immediately following the annual meeting of shareholders, and they serve until the next annual meeting of the Board, or until their successors are duly elected.

PUBLIC FILINGS

     Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge through the Company's web site at www.idexcorp.com as soon as reasonably practicable after we electronically file them with the SEC.

ITEM 2.  PROPERTIES.

     The Company's principal plants and offices have an aggregate floor space area of approximately 2.9 million square feet, of which 2.0 million square feet (70%) are located in the U.S. and approximately 0.9 million square feet (30%) are located outside the U.S., primarily in Italy (8%), the U.K. (6%), The Netherlands (5%) and Germany (4%). These facilities are considered to be suitable and adequate for their operations. Management believes that utilization of manufacturing capacity ranges from 40% to 70% in each facility. The Company's executive office occupies approximately 19,000 square feet of leased space in Northbrook, Illinois.

     Approximately 2.2 million square feet (74%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.7 million square feet (57%) of the principal plant and office floor area is held by business units in the Pump Products Group; 0.6 million square feet (21%) is held by business units in the Dispensing Equipment Group; and 0.6 million square feet (19%) is held by business units in the Other Engineered Products Group.

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

     Claims have been filed in Alabama, California, Connecticut, Georgia, Illinois, Louisiana, Michigan, Mississippi, Nevada, New Jersey, New York, Ohio, Pennsylvania, Texas and Washington. A few claims have been settled for minimal amounts and some have been dismissed without payment. None have been tried.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Information regarding the prices of, and dividends on, the Common Stock, and certain related matters, is incorporated herein by reference to "Shareholder Information" on page 44 of the 2003 Annual Report.

     The principal market for the Common Stock is the New York Stock Exchange, but the Common Stock is also listed on the Chicago Stock Exchange. As of January 31, 2004, Common Stock was held by approximately 5,700 shareholders and there were 33,108,535 shares of Common Stock outstanding, net of treasury shares.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information set forth under "Historical Data" on pages 16 and 17 of the 2003 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 to 25 of the 2003 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information set forth under the caption "Market Risk" on page 25 of the 2003 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of IDEX, including Notes thereto, together with the independent auditors' report thereon of Deloitte & Touche LLP on pages 26 to 39 of the 2003 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and the information under the subheading "Information Regarding the Board of Directors and Committees," in the Company's 2004 Proxy Statement is incorporated herein by reference. Information regarding executive officers of the Company is located in Part I, Item 1 of this report under the caption "Executive Officers of the Registrant."

     The Company has adopted a Code of Business Conduct and Ethics applicable to the Company's directors, officers (including the Company's principal executive officer and principal financial & accounting officer) and employees. The Code of Business Conduct and Ethics, along with the Audit Committee Charter, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines are available on the Company's website at www.idexcorp.com. In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer or principal financial & accounting officer, we intend to disclose the same on the Company's website.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information under the heading "Compensation of Executive Officers" in the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information under the heading "Security Ownership" and the information under the subheading "Equity Compensation Plan Information" in the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information under the subheading "Certain Interests" in the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information under the heading "Principal Accountant Fees and Services" in the Company's 2004 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)1. Financial Statements

     The following financial statements are incorporated herein by reference to the 2003 Annual Report.

                                                               2003 ANNUAL
                                                               REPORT PAGE
                                                               -----------
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................       26
Consolidated Statements of Operations for the Years Ended
  December 31, 2003, 2002 and 2001..........................       27
Consolidated Shareholders' Equity for the Years Ended
  December 31, 2003, 2002 and 2001..........................       28
Consolidated Cash Flows for the Years Ended December 31,
  2003, 2002 and 2001.......................................       29
Notes to Consolidated Financial Statements..................      30-38
Independent Auditors' Report................................       39

     2. Financial Statement Schedule

                                                                    2003 FORM
                                                                    10-K PAGE
                                                                    ---------
(a)  Independent Auditors' Report................................      11
(b)  Schedule II -- Valuation and Qualifying Accounts............      12

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements of IDEX or the Notes thereto.

     3. Exhibits

     The exhibits filed with this report are listed on the "Exhibit Index."

     (b) Report on Form 8-K

     On October 16, 2003, we furnished a Current Report on Form 8-K of a press release reporting our financial results for the third quarter and nine months ended September 30, 2003.

     (c) Exhibit Index

     Reference is made to the Exhibit Index beginning on page 14 hereof.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of IDEX Corporation:

     We have audited the consolidated financial statements of IDEX Corporation and its Subsidiaries as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated January 22, 2004; such financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of IDEX Corporation, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  DELOITTE & TOUCHE LLP

Chicago, Illinois
January 22, 2004

                       IDEX CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                           BALANCE    CHARGED TO                               BALANCE
                                          BEGINNING    COSTS AND                               END OF
DESCRIPTION                                OF YEAR    EXPENSES(1)   DEDUCTIONS(2)   OTHER(3)    YEAR
-----------                               ---------   -----------   -------------   --------   -------
                                                                 (IN THOUSANDS)
Allowance for Doubtful Accounts
Year Ended December 31, 2003:
  Deducted from assets to which they
     apply:
     Allowance for Doubtful Accounts....   $3,089       $1,150         $  565         $120     $3,794
Year Ended December 31, 2002:
  Deducted from assets to which they
     apply:
     Allowance for Doubtful Accounts....    3,375           75            533          172      3,089
Year Ended December 31, 2001:
  Deducted from assets to which they
     apply:
     Allowance for Doubtful Accounts....    3,342          830          1,269          472      3,375

---------------

(1) Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.

(2) Represents uncollectible accounts, net of recoveries.

(3) Represents acquisition, divestiture, translation and reclassification adjustments.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IDEX CORPORATION

                                          By:     /s/ DOMINIC A. ROMEO
                                            ------------------------------------
                                                      Dominic A. Romeo
                                             Vice President and Chief Financial
                                                           Officer

Date: March 5, 2004

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

                    SIGNATURE                                       TITLE                      DATE
                    ---------                                       -----                      ----

              /s/ DENNIS K. WILLIAMS                  Chairman of the Board, President,    March 5, 2004
 ------------------------------------------------          Chief Executive Officer
                Dennis K. Williams                    (Principal Executive Officer) and
                                                                  Director


               /s/ DOMINIC A. ROMEO                  Vice President and Chief Financial    March 5, 2004
 ------------------------------------------------                  Officer
                 Dominic A. Romeo                    (Principal Financial and Accounting
                                                                  Officer)


               /s/ BRADLEY J. BELL                                Director                 March 5, 2004
 ------------------------------------------------
                 Bradley J. Bell


              /s/ FRANK S. HERMANCE                               Director                 March 5, 2004
 ------------------------------------------------
                Frank S. Hermance


               /s/ GREGORY B. KENNY                               Director                 March 5, 2004
 ------------------------------------------------
                 Gregory B. Kenny


               /s/ PAUL E. RAETHER                                Director                 March 5, 2004
 ------------------------------------------------
                 Paul E. Raether


               /s/ NEIL A. SPRINGER                               Director                 March 5, 2004
 ------------------------------------------------
                 Neil A. Springer


              /s/ MICHAEL T. TOKARZ                               Director                 March 5, 2004
 ------------------------------------------------
                Michael T. Tokarz

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
  3.1        Restated Certificate of Incorporation of IDEX Corporation
             (formerly HI, Inc.) (incorporated by reference to Exhibit
             No. 3.1 to the Registration Statement on Form S-1 of IDEX,
             et al., Registration No. 33-21205, as filed on April 21,
             1988)
  3.1(a)     Amendment to Restated Certificate of Incorporation of IDEX
             Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
             Form 10-Q for the quarter ended March 31, 1996, Commission
             File No. 1-10235)
  3.2        Amended and Restated By-Laws of IDEX Corporation
             (incorporated by reference to Exhibit No. 3.2 to
             Post-Effective Amendment No. 2 to the Registration Statement
             on Form S-1 of IDEX, et al., Registration No. 33-21205, as
             filed on July 17, 1989)
  3.2(a)     Amended and Restated Article III, Section 13 of the Amended
             and Restated By-Laws of IDEX Corporation (incorporated by
             reference to Exhibit No. 3.2(a) to Post-Effective Amendment
             No. 3 to the Registration Statement on Form S-1 of IDEX, et
             al., Registration No. 33-21205, as filed on February 12,
             1990)
  4.1        Restated Certificate of Incorporation and By-Laws of IDEX
             Corporation (filed as Exhibits No. 3.1 through 3.2(a))
  4.2        Indenture, dated as of February 23, 1998, between IDEX
             Corporation, and Norwest Bank Minnesota, National
             Association, as Trustee, relating to the 6 7/8% of Senior
             Notes of IDEX due February 15, 2008 (incorporated by
             reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
             1-10235)
  4.3        Specimen Senior Note of IDEX Corporation (incorporated by
             reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
             1-10235)
  4.4        Specimen Certificate of Common Stock of IDEX Corporation
             (incorporated by reference to Exhibit No. 4.3 to the
             Registration Statement on Form S-2 of IDEX, et al.,
             Registration No. 33-42208, as filed on September 16, 1991)
  4.5        Credit Agreement, dated as of June 8, 2001, among IDEX
             Corporation, Bank of America N.A. as Agent and Issuing Bank,
             and the Other Financial Institutions Party Herto:
             (incorporated by reference to Exhibit No. 4.5 to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             June 30, 2001, Commission File No. 1-10235)
  4.6        Credit Lyonnais Uncommitted Line of Credit, dated as of
             December 3, 2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended
             December 31, 2001, Commission File No. 1-10235)
  4.6(a)     Amendment No. 2 dated as of May 24, 2003 to the Credit
             Lyonnais Uncommitted Line of Credit Agreement dated December
             3, 2001 (incorporated by reference to Exhibit 4.6(a) to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             June 30, 2003, Commission File No. 1-10235)
  4.7        Receivables Purchase Agreement dated as of December 20, 2001 among IDEX Receivables Corporation, as Seller, IDEX
             Corporation, as Servicer, Falcon Asset Securitization
             Corporation, the Several Financial Institutions from Time to
             Time Party Hereto, and Bank One, NA (Main Office Chicago),
             as Agent (incorporated by reference to Exhibit 4.7 to the
             Annual Report of IDEX on Form 10-K for the year ended
             December 31, 2001, Commission File No. 1-10235)
 *4.7(a)     Second Amended and Restated Fee Letter dated as of December
             17, 2003 of the Receivables Purchase Agreement dated as of
             December 20, 2001
 10.1**      Employment Agreement between IDEX Corporation and Dennis K.
             Williams, dated April 14, 2000 (incorporated by reference to
             Exhibit No. 10.6 to the Quarterly Report of IDEX on Form
             10-Q for the quarter ended June 30, 2000, Commission File
             No. 1-10235)
 10.2**      Amended and Restated Employment Agreement between IDEX
             Corporation and Wayne P. Sayatovic, dated March 31, 2000
             (incorporated by reference to Exhibit No. 10.2 to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             March 31, 2000, Commission File No. 1-10235)

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
 10.2(a)**   Letter Agreement between IDEX Corporation and Wayne P.
             Sayatovic dated April 24, 2000 (incorporated by reference to
             Exhibit No. 10.7 to the Quarterly Report of IDEX on Form
             10-Q for the quarter ended June 30, 2000, Commission File
             No. 1-10235)
 10.3**      Revised and Restated IDEX Management Incentive Compensation
             Plan for Key Employees Effective January 1, 2003
 10.4**      Form of Indemnification Agreement of IDEX Corporation
             (incorporated by reference to Exhibit No. 10.23 to the
             Registration Statement on Form S-1 of IDEX, et al.,
             Registration No. 33-28317, as filed on April 26, 1989)
 10.5**      Form of Shareholder Purchase and Sale Agreement of IDEX
             Corporation (filed as Exhibit No. 4.8)
 10.6**      IDEX Corporation Amended and Restated Stock Option Plan for
             Outside Directors adopted by resolution of the Board of
             Directors dated as of January 25, 2000 (incorporated by
             reference to Exhibit No. 10.1 of the Quarterly Report of
             IDEX on Form 10-Q for the quarter ended March 31, 2000,
             Commission File No. 10-10235)
*10.6(a)     First Amendment to IDEX Corporation Amended and Restated
             Stock Option Plan for Outside Directors, adopted by
             resolution of the Board of Directors dated as of November
             20, 2003
 10.7**      Non-Qualified Stock Option Plan for Non-Officer Key
             Employees of IDEX Corporation (incorporated by reference to
             Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K
             for the year ended December 31, 1992, Commission File No.
             1-102351)
 10.8**      Third Amended and Restated 1996 Stock Option Plan for
             Non-Officer Key Employees of IDEX Corporation dated January
             9, 2003 (incorporated by reference to Exhibit 4.1 to the
             Registration Statement on Form S-8 of IDEX, Registration No.
             333-104768, as filed on April 25, 2003)
 10.9**      Non-Qualified Stock Option Plan for Officers of IDEX
             Corporation (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended
             December 31, 1992, Commission File No. 1-102351)
 10.10**     First Amended and Restated 1996 Stock Plan for Officers of
             IDEX Corporation (incorporated by reference to Exhibit No.
             10.1 to the Quarterly Report of IDEX on Form 10-Q for the
             quarter ended March 31, 1998, Commission File No. 1-102351)
 10.11**     2001 Stock Plan for Officers dated March 27, 2001
             (incorporated by reference to Exhibit No. 10.2 to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             March 31, 2001, Commission File No. 1-10235)
 10.12**     Executive Incentive Bonus Plan dated March 27, 2001
             (incorporated by reference to Exhibit No. 10.1 to the
             Quarterly Report of IDEX on Form 10-Q for the quarter ended
             March 31, 2001, Commission File No. 1-10235)
 10.13**     IDEX Corporation Supplemental Executive Retirement Plan
             (incorporated by reference to Exhibit No. 10.17 to the
             Annual Report of IDEX on Form 10-K for the year ended
             December 31, 1992, Commission File No. 1-102351)
 10.14**     Second Amended and Restated IDEX Corporation Directors
             Deferred Compensation Plan (incorporated by reference to
             Exhibit No. 10.14(b) to the Annual Report of IDEX on Form
             10-K for the year ended December 31, 1997, Commission File
             No. 1-10235)
 10.15**     IDEX Corporation 1996 Deferred Compensation Plan for
             Officers (incorporated by reference to Exhibit No. 4.8 to
             the Registration Statement on Form S-8 of IDEX, et al.,
             Registration No. 333-18643, as filed on December 23, 1996)
 10.16**     IDEX Corporation 1996 Deferred Compensation Plan for
             Non-Officer Presidents (incorporated by reference to Exhibit
             No. 4.7 to the Registration Statement on Form S-8 of IDEX,
             et al., Registrant No. 333-18643, as filed on December 23,
             1996)
 10.17**     Letter Agreement between IDEX Corporation and David T.
             Windmuller, dated April 24, 2000 incorporated by reference to Exhibit No. 10.9 to the Quarterly Report of IDEX on Form
             10-Q for the quarter ended June 30, 2000, Commission File
             No. 1-10235)
 10.18**     Letter Agreement between IDEX Corporation and John L.
             McMurray, dated April 24, 2000 (incorporated by reference to
             Exhibit No. 10.17(a) to the Annual Report of IDEX on Form
             10-K for the year ended December 31, 2001, Commission File
             No. 1-10235)

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
*10.19**     Letter Agreement between IDEX Corporation and Kimberly K.
             Bors, dated November 13, 2002
*10.20**     Letter Agreement between IDEX Corporation and Kimberly K.
             Bors, dated November 22, 2002
*10.21**     Letter Agreement between IDEX Corporation and Dominic A.
             Romeo, dated December 1, 2003
*10.22**     Restricted Stock Award Agreement between IDEX Corporation
             and Dominic A. Romeo, dated January 14, 2004
*12          Ratio of Earnings to Fixed Charges
*13          The portions of IDEX Corporation's 2003 Annual Report to
             Shareholders, which are specifically incorporated by
             reference.
*21          Subsidiaries of IDEX
*23          Consent of Deloitte & Touche LLP
*31.1        Certification of Chief Executive Officer Pursuant to Rule
             13a-14(a) or Rule 15d-14(a)
*31.2        Certification of Chief Financial Officer Pursuant to Rule
             13a-14(a) or Rule 15d-14(a)
*32.1        Certification pursuant to Section 1350 of Chapter 63 of
             Title 18 of the United States Code
*32.2        Certification pursuant to Section 1350 of Chapter 63 of
             Title 18 of the United States Code

---------------

 * Filed herewith

** Management contract or compensatory plan or agreement.