Form 10-Q
period 2004-03-31
IDEX CORP /DE/
filed 2004-05-04
CIK 832101

================================================================================

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

                      FOR THE QUARTER ENDED MARCH 31, 2004

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

                                     Yes [X]  No [ ]

         Number of shares of common stock of IDEX Corporation outstanding as of April 30, 2004: 33,428,534 (net of treasury shares).

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        IDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    2004           2003
                                                                                 -----------    -----------
ASSETS
Current assets
    Cash and cash equivalents ................................................   $     7,832    $     8,552
    Receivables - net ........................................................       113,216        101,859
    Inventories ..............................................................       109,077        105,304
    Other current assets .....................................................        10,464          8,781
                                                                                 -----------    -----------
      Total current assets ...................................................       240,589        224,496
Property, plant and equipment - net ..........................................       150,127        147,095
Goodwill - net ...............................................................       592,556        559,008
Intangible assets - net ......................................................        19,470         19,401
Other noncurrent assets ......................................................        17,276         10,739
                                                                                 -----------    -----------
      Total assets ...........................................................   $ 1,020,018    $   960,739
                                                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Trade accounts payable ...................................................   $    67,233    $    56,252
    Dividends payable ........................................................         4,669          4,622
    Accrued expenses .........................................................        60,667         54,807
                                                                                 -----------    -----------
      Total current liabilities ..............................................       132,569        115,681
Long-term debt ...............................................................       198,794        176,546
Other noncurrent liabilities .................................................        77,532         76,410
                                                                                 -----------    -----------
      Total liabilities ......................................................       408,895        368,637
                                                                                 -----------    -----------

Shareholders' equity
    Common stock, par value $.01 per share
    Shares issued and outstanding: 2004 - 33,389,615; 2003 - 33,075,552 .....            334            331
    Additional paid-in capital ..............................................        208,659        198,165
    Retained earnings .......................................................        388,646        375,629
    Minimum pension liability adjustment ....................................        (12,481)       (12,481)
    Accumulated translation adjustment ......................................         31,729         35,892
    Treasury stock, at cost: 2004 and 2003 - 89,485 .........................         (2,903)        (2,903)
    Unearned compensation on restricted stock ...............................         (2,861)        (2,531)
                                                                                 -----------    -----------
      Total shareholders' equity .............................................       611,123        592,102
                                                                                 -----------    -----------
      Total liabilities and shareholders' equity .............................   $ 1,020,018    $   960,739
                                                                                 ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              FIRST QUARTER
                                                             ENDED MARCH 31,
                                                           -------------------
                                                             2004       2003
                                                           --------   --------
Net sales ..............................................   $214,600   $195,498
Cost of sales ..........................................    128,870    121,195
                                                           --------   --------
Gross profit ...........................................     85,730     74,303
Selling, general and administrative expenses ...........     54,444     50,902
                                                           --------   --------
Operating income .......................................     31,286     23,401
Other income - net .....................................         11         20
                                                           --------   --------
Income before interest expense and income taxes ........     31,297     23,421
Interest expense .......................................      3,436      3,739
                                                           --------   --------
Income before income taxes .............................     27,861     19,682
Provision for income taxes .............................     10,169      6,987
                                                           --------   --------
Net income .............................................   $ 17,692   $ 12,695
                                                           ========   ========

Basic earnings per common share ........................   $    .54   $    .39
                                                           ========   ========

Diluted earnings per common share ......................   $    .52   $    .39
                                                           ========   ========

Share data:
Basic weighted average common shares outstanding .......     32,983     32,291
                                                           ========   ========
Diluted weighted average common shares outstanding .....     34,186     32,805
                                                           ========   ========

                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                           COMMON                                                   UNEARNED
                                           STOCK &              MINIMUM                           COMPENSATION
                                         ADDITIONAL             PENSION    ACCUMULATED                 ON          TOTAL
                                           PAID-IN   RETAINED  LIABILITY   TRANSLATION  TREASURY   RESTRICTED   SHAREHOLDERS'
                                           CAPITAL   EARNINGS  ADJUSTMENT   ADJUSTMENT    STOCK       STOCK        EQUITY
                                         ----------  --------  ----------  -----------  --------  ------------  -------------
Balance, December 31, 2003.............  $  198,496  $375,629  $  (12,481)  $ 35,892    $ (2,903)  $  (2,531)     $  592,102
Net income.............................                17,692                                                         17,692
Other comprehensive income
 Unrealized translation adjustment                                            (4,163)                                 (4,163)
                                                                            --------                              ----------
      Other comprehensive income.......                                       (4,163)                                 (4,163)
                                                     --------               --------                              ----------
      Comprehensive income.............                17,692                 (4,163)                                 13,529
                                                     --------               --------                              ----------
Issuance of 294,063 shares of
 common stock from exercise of
 stock options and deferred
 compensation plans....................      10,497                                                                   10,497
Issuance of restricted stock...........                                                                 (839)           (839)
Amortization of restricted stock.......                                                                  509             509
Cash dividends declared - $.14 per
 common share outstanding..............                (4,675)                                                        (4,675)
                                         ----------  --------  ----------   --------    --------   ---------      ----------
Balance, March 31, 2004................  $  208,993  $388,646  $  (12,481)  $ 31,729    $ (2,903)  $  (2,861)     $  611,123
                                         ==========  ========  ==========   ========    ========   =========      ==========

                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         FIRST QUARTER
                                                                         ENDED MARCH 31,
                                                                       --------------------
                                                                         2004        2003
                                                                       --------    --------
Cash flows from operating activities
Net income .........................................................   $ 17,692    $ 12,695
Adjustments to reconcile to net cash from operating activities:
    Depreciation and amortization ..................................      6,976       7,282
    Amortization of intangibles ....................................        143         154
    Amortization of unearned compensation ..........................        509         475
    Amortization of debt issuance expenses .........................        145         145
    Deferred income taxes ..........................................      1,143       1,402
    Changes in:
       Receivables - net ...........................................     (9,729)     (6,736)
       Inventories .................................................     (1,668)     (1,544)
       Trade accounts payable ......................................      6,817       3,302
       Accrued expenses ............................................      5,336         181
    Other - net ....................................................     (7,904)       (496)
                                                                       --------    --------
     Net cash flows from operating activities ......................     19,460      16,860

Cash flows from investing activities
    Additions to property, plant and equipment .....................     (5,348)     (3,792)
    Acquisition of businesses, net of cash acquired ................    (40,648)     (8,000)
    Other - net ....................................................        330       3,037
                                                                       --------    --------
      Net cash flows from investing activities .....................    (45,666)     (8,755)

Cash flows from financing activities
    Borrowings under credit facilities for acquisitions ............     40,648       8,000
    Net repayments under credit facilities .........................    (16,644)     (6,432)
    Repayments (borrowings) of other long-term debt ................        643      (2,268)
    Dividends paid .................................................     (4,628)     (4,551)
    Proceeds from stock option exercises ...........................      8,017         548
    Other - net ....................................................     (2,550)     (2,582)
                                                                       --------    --------
      Net cash flows from financing activities .....................     25,486      (7,285)
                                                                       --------    --------
Net (decrease) increase in cash ....................................       (720)        820
Cash and cash equivalents at beginning of year .....................      8,552       6,952
                                                                       --------    --------
Cash and cash equivalents at end of period .........................   $  7,832    $  7,772
                                                                       ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
     Interest ......................................................   $  5,841    $  6,176
     Income taxes ..................................................       (881)        947
Significant non-cash activities:
     Debt assumed upon acquisition of businesses ...................          -           -

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

                                                    FIRST QUARTER
                                                   ENDED MARCH 31,
                                                ----------------------
                                                  2004          2003
                                                ---------    ---------
Net sales
  Pump Products:
    External customers ......................   $ 120,538    $ 110,212
    Intersegment sales ......................         672          792
                                                ---------    ---------
      Total group sales .....................     121,210      111,004
                                                ---------    ---------
  Dispensing Equipment:
    External customers ......................      41,619       39,282
    Intersegment sales ......................           -            -
                                                ---------    ---------
      Total group sales .....................      41,619       39,282
                                                ---------    ---------
  Other Engineered Products:
    External customers ......................      52,443       46,004
    Intersegment sales ......................           1            -
                                                ---------    ---------
      Total group sales .....................      52,444       46,004
                                                ---------    ---------
  Intersegment elimination ..................        (673)        (792)
                                                ---------    ---------
      Total net sales .......................   $ 214,600    $ 195,498
                                                =========    =========

Operating income
  Pump Products .............................   $  18,800    $  15,675
  Dispensing Equipment ......................       7,896        4,852
  Other Engineered Products .................      10,669        7,150
  Corporate office and other ................      (6,079)      (4,276)
                                                ---------    ---------
       Total operating income ...............   $  31,286    $  23,401
                                                =========    =========

2. ACQUISITIONS

         On January 6, 2004, the company acquired Manfred Vetter GmbH, based in Zulpich, Germany. Vetter, with annual sales of approximately $15 million, designs and manufactures pneumatic lifting and sealing bags for vehicle and air rescue, environmental protection, industrial maintenance, and disaster recovery and control. Vetter will operate as part of our Hale business unit. IDEX acquired Vetter for an aggregate purchase price of $40.6 million, with financing provided by borrowings under the company's credit facilities. This acquisition also contains a purchase price contingency, which is not considered material to the company.

         On April 26, 2004, the company announced that it has entered into a definitive agreement to acquire Scivex, Inc., a leading provider of fluidic components and systems for the analytical, biotechnology and diagnostic instrumentation markets. Scivex operates Upchurch Scientific in Oak Harbor, Washington, Sapphire Engineering in Pocasset, Massachusetts, and J.L. White in Santa Clara, California, and has annual sales of approximately $31 million. It is expected that Scivex will be operated as a stand-alone business in IDEX's Pump Products Group.

         On April 28, 2004, the company acquired Systec, Inc., based in New Brighton, Minnesota. Systec, with annual sales of approximately $9 million, designs and manufactures vacuum degassing products for the analytical chemistry instrumentation market. Degassing of fluids is critical to the instrumentation and analytical chemistry markets since dissolved gasses within a given fluid can be detrimental to the accuracy of test results. Systec will operate as part of IDEX's Pump Products Group.

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

         The Company does not consider any of the acquisitions to be material to its financial position, liquidity or results of operations.

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

                                                                                  FIRST QUARTER
                                                                                 ENDED MARCH 31,
                                                                                 ---------------
                                                                                  2004     2003
                                                                                 ------   ------
Basic weighted average common shares outstanding .............................   32,983   32,291
Dilutive effect of stock options, unvested restricted shares, and DCUs .......    1,203      514
                                                                                 ------   ------
Diluted weighted average common shares outstanding ...........................   34,186   32,805
                                                                                 ======   ======

4. INVENTORIES

         The components of inventories as of March 31, 2004 and December 31, 2003 were:

                                               MARCH 31,  DECEMBER 31,
                                                 2004        2003
                                               ---------  -----------
Raw materials ...............................   $ 41,502   $ 38,998
Work-in-process .............................     13,270     13,651
Finished goods ..............................     54,305     52,655
                                                --------   --------
         Total ..............................   $109,077   $105,304
                                                ========   ========

         Those inventories which were carried on a LIFO basis amounted to $93,380 and $90,812 at March 31, 2004 and December 31, 2003, respectively. The impact on earnings of using the LIFO method is not material.

5. COMMON AND PREFERRED STOCK

         The company had five million shares of preferred stock authorized but unissued at March 31, 2004 and December 31, 2003.

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

6. STOCK OPTIONS

         The company uses the intrinsic-value method of accounting for stock option awards as prescribed by Accounting Principles Bulletin No. 25 and, accordingly, does not recognize compensation expense for its stock option awards in the Consolidated Statements of Operations. The following table reflects pro-forma net income and net income per common share had the company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                         FIRST QUARTER
                                         ENDED MARCH 31,
                                     -----------------------
                                        2004         2003
                                     ----------   ----------
Net income
     As reported .................   $   17,692   $   12,695
                                     ==========   ==========
     Pro forma ...................   $   16,470   $   11,503
                                     ==========   ==========
Basic EPS
     As reported .................   $      .54   $      .39
                                     ==========   ==========
     Pro forma ...................   $      .50   $      .36
                                     ==========   ==========

Diluted EPS
     As reported .................   $      .52   $      .39
                                     ==========   ==========
     Pro forma ...................   $      .48   $      .35
                                     ==========   ==========

7. RETIREMENT BENEFITS

         The company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following table provides the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

                                           PENSION BENEFITS      OTHER BENEFITS
                                          ------------------    -----------------
                                            FIRST QUARTER         FIRST QUARTER
                                           ENDED MARCH 31,       ENDED MARCH 31,
                                          ------------------    -----------------
                                           2004       2003       2004      2003
                                          -------    -------    -------   -------
Service cost ..........................   $ 1,097    $   844    $   100   $    95
Interest cost .........................     1,252      1,054        279       308
Expected return on plan assets ........    (1,126)      (773)         -         -
Net amortization ......................       760        721         29        (9)
                                          -------    -------    -------   -------
Net periodic benefit cost .............   $ 1,983    $ 1,846    $   408   $   394
                                          =======    =======    =======   =======

         The company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $9.0 million to these pension plans and $.7 million to its other postretirement benefit plans in 2004. As of March 31, 2004, $8.6 million of contributions have been made to the pension plans and $.1 million has been made to its other postretirement benefit plans. The company presently anticipates contributing an additional $.8 million and $.4 million to fund the pension plans and other postretirement benefit plans, respectively, in 2004 for a total of $9.4 million and $.5 million.

8. LEGAL PROCEEDINGS

         IDEX is a party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HISTORICAL OVERVIEW AND OUTLOOK

         IDEX Corporation sells a broad range of pump products, dispensing equipment and other engineered products to a diverse customer base in the United States and other countries around the world. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where our products are sold and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries are among the factors that influence the demand for our products.

         We have a history of achieving above-average operating margins. Our operating margins have exceeded the average operating margin for the companies that comprise the Value Line Composite Index (VLCI) every year since 1988. We view the VLCI operating performance statistics as a proxy for an average industrial company. Our operating margins are influenced by, among other things, utilization of facilities as sales volumes change and inclusion of newly acquired businesses. Newly acquired businesses may have lower operating margins than the company's operating margins.

         For the three months ended March 31, 2004, we reported higher orders, sales, operating income, net income and diluted earnings per share as compared with the same period of last year. We are encouraged by the company's financial and operating performance during the first three months of 2004. Improving economic conditions and global demand enabled our business units to deliver historic high levels of orders and sales and a 39% increase in first quarter earnings. The quarter reflects our ninth consecutive quarter of year-over-year gross margin expansion, our seventh consecutive quarter of year-over-year earnings growth, and our sixth consecutive quarter of year-over-year growth in base business sales. Organic revenue growth in our pump and engineered products businesses more than offset the slight weakness we experienced during the quarter in dispensing equipment sales.

         The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. Business conditions in the first three months of 2004 certainly improved from the prior year and our performance in subsequent quarters will depend on the strength of the economic recovery. As a short-cycle business, our performance is reliant upon the current pace of incoming orders, and we have limited visibility on future business conditions. We believe IDEX is well positioned for earnings growth as the economy improves. This is based on our lower cost levels resulting from our restructuring actions; our operational excellence initiatives; and our use of strong cash flow to cut debt and interest expense. We continue to invest in new products, applications and global markets, while pursuing strategic acquisitions to help drive IDEX's longer term profitable growth.

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

RESULTS OF OPERATIONS

         For purposes of this discussion and analysis section, reference is made to the table on the following page and the company's Consolidated Statements of Operations included in the Financial Statements section. IDEX consists of three reporting groups: Pump Products, Dispensing Equipment and Other Engineered Products.

PERFORMANCE IN THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE SAME PERIOD OF 2003

         For the three months ended March 31, 2004, orders, sales and profits were higher than the comparable first quarter of last year. New orders for the latest three months totaled $237.8 million, 15% higher than the same period last year. Excluding the impact of foreign currency translation and the Sponsler (June 2003), Classic (September 2003) and Vetter (January 2004) acquisitions, orders were 7% higher than the first quarter of 2003.

         Sales in the first quarter were $214.6 million, a 10% improvement from last year's first quarter as base business shipments grew 3%, foreign currency translation provided a 5% improvement and acquisitions accounted for a 2% increase. Base business sales grew 4% domestically and 2% internationally during the quarter. Sales to international customers from base businesses represented approximately 44% of total sales for both the 2004 and 2003 first quarters.

         For the quarter, the Pump Products Group contributed 56% of sales and 50% of operating income, the Dispensing Equipment Group accounted for 19% of sales and 21% of operating income, and the Other Engineered Products Group represented 25% of sales and 29% of operating income.

         Pump Products Group sales of $121.2 million for the three months ended March 31, 2004, were $10.2 million, or 9%, higher than the prior year mainly due to increased base business activity, favorable foreign currency translation, and the acquisition of Sponsler and Classic in June 2003 and September 2003, respectively. Compared with the first quarter last year, acquisitions accounted for a 3% sales improvement, foreign currency translation added 2%, while base business shipments were up 4%. In the first quarter of 2004, base business sales grew 6% domestically and 2% internationally. Base business sales to customers outside the U.S. were approximately 38% of total group sales in both periods.

         Dispensing Equipment Group sales of $41.6 million increased $2.3 million, or 6%, in the first quarter of 2004 compared with last year's first quarter. This increase was attributed to favorable foreign currency translation of 10% partially offset by a 4% decrease in base business volume related to weaker domestic demand. In the first quarter of 2004, base business sales decreased 10% domestically and 1% internationally. Base business sales to customers outside the U.S. were approximately 61% of total group sales in the 2004 quarter, compared with 59% in 2003.

         Other Engineered Products Group sales of $52.4 million increased by $6.4 million, or 14%, in the first quarter of 2004 compared with 2003. This increase reflects a 6% increase in base business volume, favorable foreign currency translation of 6% and a 2% increase due to acquisitions. In the first quarter of 2004, base business sales increased 8% domestically and 5% internationally. Base business sales to customers outside the U.S. were approximately 42% of total group sales in both periods.

                        IDEX CORPORATION AND SUBSIDIARIES
                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    FIRST QUARTER
                                                 ENDED MARCH 31, (1)
                                                --------------------
                                                  2004        2003
                                                --------    --------
Pump Products Group
     Net sales ..............................   $121,210    $111,004
     Operating income (2) ...................     18,800      15,675
     Operating margin .......................       15.5%       14.1%
     Depreciation and amortization ..........   $  3,859    $  4,432
     Capital expenditures ...................      3,733       2,339
Dispensing Equipment Group
     Net sales ..............................   $ 41,619    $ 39,282
     Operating income (2) ...................      7,896       4,852
     Operating margin .......................       19.0%       12.4%
     Depreciation and amortization ..........   $  1,430    $  1,574
     Capital expenditures ...................        651         414
Other Engineered Products Group
     Net sales ..............................   $ 52,444    $ 46,004
     Operating income (2) ...................     10,669       7,150
     Operating margin .......................       20.3%       15.5%
     Depreciation and amortization ..........   $  1,432    $  1,300
     Capital expenditures ...................        844       1,008
Company
     Net sales ..............................   $214,600    $195,498
     Operating income .......................     31,286      23,401
     Operating margin .......................       14.6%       12.0%
     Depreciation and amortization (3) ......   $  7,628    $  7,911
     Capital expenditures ...................      5,348       3,792

(1) Includes acquisition of Sponsler Co., Inc. (June 2003) and Classic Engineering, Inc. (September 2003) in the Pump Products Group and Manfred Vetter GmbH (January 2004) in the Other Engineered Products Group from the dates of acquisition.

(2) Group operating income excludes unallocated corporate operating expenses in both years.

(3)      Excludes amortization of debt issuance expenses.

         Gross profit of $85.7 million in the first quarter of 2004 increased by $11.4 million, or 15%, from 2003. Gross profit as a percent of sales was 39.9% in 2004 and increased from 38.0% in 2003. The improved gross margins primarily reflected volume leverage and savings realized from the company's Global Sourcing, Six Sigma, Kaizen and Lean Manufacturing initiatives.

         Selling, general and administrative expenses (SG&A) increased to $54.4 million in 2004 from $50.9 million in 2003, and as a percent of sales was 25.3%, down from 26.0% in 2003. The increase in SG&A expenses reflected acquisitions, currency effects, and expenses related to higher volume in this year's first quarter partially offset by higher than normal legal, professional and other costs in the first quarter of 2003.

         Operating income increased by $7.9 million, or 34%, to $31.3 million in 2004 from $23.4 million in 2003, primarily reflecting the higher gross margins partially offset by the increased SG&A expenses. First quarter operating margins were 14.6% of sales, 2.6 percentage points higher than at this time last year. The improvement from last year resulted from the 1.9 percentage point increase in gross margins and a .7 percentage point decrease in SG&A as a percent of sales. In the Pump Products Group, operating income of $18.8 million and operating margins of 15.5% in 2004 were up from the $15.7 million and 14.1% recorded in 2003 principally due to increased volumes. Operating income for the Dispensing Equipment Group of $7.9 million and operating margins of 19.0% in 2004 were up from the $4.9 million and 12.4% in 2003 due to favorable sales volumes and higher than normal expenses in the first quarter of 2003. Operating income in the Other Engineered Products Group of $10.7 million and operating margins of 20.3% in 2004 increased from $7.2 million and 15.5% achieved in 2003 and primarily reflected increased sales volume and a more favorable mix of product shipments.

         Interest expense decreased to $3.4 million in the first quarter of 2004 from $3.7 million in 2003. This reduction was principally attributable to lower debt levels this year due to debt paydowns from operating cash flow and a slightly lower interest rate environment.

         The provision for income taxes increased to $10.2 million in 2004 from $7.0 million in 2003. The effective tax rate increased to 36.5% in 2004 from 35.5% in 2003 due to a greater proportion of income in higher tax jurisdictions and the resolution of certain tax matters.

         Net income for the current quarter was $17.7 million, 39% higher than the $12.7 million earned in the first quarter of 2003. Diluted earnings per share in the first quarter of 2004 of $.52 increased $.13 compared with the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, working capital was $108.0 million and our current ratio was 1.8 to 1. Cash flows from operating activities increased $2.5 million, or 15%, to $19.4 million in 2004 mainly due to the improved operating results discussed above, offset by a contribution to one of our pension plans of $6.7 million in 2004.

         Cash flow provided from operations was more than adequate to fund capital expenditures of $5.3 million and $3.8 million in the first quarter of 2004 and 2003, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support IDEX's Global Sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plant and equipment to meet expected needs for future growth in the intermediate term.

         In January 2004, the company acquired Manfred Vetter at a cost of $40.6 million. In February 2003, an $8.0 million payment of deferred consideration was made in respect of the Rheodyne acquisition, which was consummated in July 2002. All payments for acquisitions, including the pending payments for the acquisitions of Scivex and Systec, were financed under the company's credit facility.

         In addition to the $150.0 million of 6.875% Senior Notes due February 15, 2008, the company also has a $300.0 million domestic multi-currency bank revolving credit facility (Credit Facility), which expires June 8, 2006. At March 31, 2004, the maximum amount available under the Credit Facility was $300.0 million, of which $30.0 million was borrowed, with outstanding letters of credit totaling $4.0 million. The Credit Facility contains a covenant that limits total debt outstanding to three times operating cash flow, as defined in the agreement. Our total debt outstanding was $198.8 million at March 31, 2004, and based on the covenant, total debt outstanding was limited to $456.5 million. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin and a utilization fee if the total borrowings exceed certain levels. The applicable margin is based on the credit rating of our Senior Notes, and can range from 25 basis points to 100 basis points. The utilization fee can range from zero to 25 basis points. On March 27, 2003, Standard & Poor's upgraded its corporate credit and senior unsecured debt ratings on IDEX to BBB from BBB-. As a result of this change, at March 31, 2004, the applicable margin was 57.5 basis points and the utilization fee was zero. We also pay an annual fee of 17.5 basis points on the total Credit Facility.

         In December 2001, we, and certain of our subsidiaries, entered into a one-year, renewable agreement with a financial institution, under which we collateralized certain receivables for borrowings (Receivables Facility). This agreement was renewed in December 2003 for another year. The Receivables Facility provides for borrowings of up to $25.0 million, depending upon the level of eligible receivables. At March 31, 2004, there were no borrowings outstanding under the Receivables Facility.

         We also have a $30.0 million demand line of credit (Short-Term Facility), which expires May 21, 2004. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At March 31, 2004, $8.0 million was borrowed under this facility at an interest rate of 1.68% per annum.

         We believe the company will generate sufficient cash flow from operations for the next twelve months and in the long term to meet its operating requirements, interest on all borrowings, required debt repayments, any authorized share repurchases, planned capital expenditures, and annual dividend payments to holders of common stock. Since we began operations in January 1988 and through March 31, 2004, we have borrowed approximately $947.0 million under our various credit agreements to complete 25 acquisitions. During the same period we generated, principally from operations, cash flow of $913.0 million to reduce indebtedness. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, we may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term debt.

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

CRITICAL ACCOUNTING ESTIMATES

         We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Notes to Consolidated Financial Statements in our 2003 Annual Report on Form 10-K.

Revenue Recognition - We recognize revenue from products sales when title passes and the risks of ownership have passed to the customer, based on the terms of the sale. Our customary terms are FOB shipping point. We estimate and record provisions for sales returns, sales allowances and original warranties in the period the related products are sold, in each case based on our historical experience. To the extent actual results differ from these estimated amounts, results could be adversely affected.

Noncurrent assets - The company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. In particular, the recoverability of March 31, 2004 balances for goodwill and intangible assets of $592.5 million and $19.5 million, respectively, are subject to estimation processes, which depend on the accuracy of underlying assumptions, including future operating results. The company evaluates the recoverability of each of these assets based on estimated business values and estimated future cash flows (derived from estimated earnings and cash flow multiples). The recoverability of these assets depends on the reasonableness of these assumptions and how they compare with the eventual operating performance of the specific businesses to which the assets are attributed. To the extent actual business values or cash flows differ from those estimated amounts, the recoverability of these noncurrent assets could be affected.

Income taxes - Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. The management of the company, along with third-party advisors, periodically estimates the company's probable tax obligations using historical experience in tax jurisdictions and informed judgments. To the extent actual results differ from these estimated amounts, results could be adversely affected.

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

Defined benefit retirement plans - The plan obligations and related assets of defined benefit retirement plans are presented in Note 14 of the Notes to Consolidated Financial Statements in the 2003 Annual Report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by consulting actuaries using a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate at which the obligation could be effectively settled and the anticipated rate of future salary increases. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases, and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $198.8 million of total debt outstanding at March 31, 2004. Approximately 24% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $.2 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the company's outstanding long-term debt.

         Our foreign currency exchange rate risk is limited principally to the euro and British pound. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of our products. As a result, the company's exposure to any movement in foreign currency exchange rates is immaterial to the Consolidated Statements of Operations.

         At December 31, 2003 the company had a foreign currency contract that it entered into in anticipation of the funding of the January 2004 purchase of Manfred Vetter.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         IDEX and nine of its subsidiaries have been named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. Such components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, all of the company's settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance subject to applicable deductibles. However, the company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them.

         Claims have been filed in Alabama, California, Connecticut, Georgia, Illinois, Louisiana, Michigan, Mississippi, Nevada, New Jersey, New York, Ohio, Pennsylvania, Texas, Utah and Washington. A few claims have been settled for minimal amounts and some have been dismissed without payment. None have been tried.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

                                                                   Total Number of          Maximum Number
                                                                 Shares Purchased as       of Shares that May
                                                                   Part of Publicly         Yet be Purchased
                        Total Number of       Average Price         Announced Plans         Under the Plans
      Period           Shares Purchased       Paid per Share          or Programs             or Programs
      ------           ----------------      ---------------     --------------------      ------------------
January 1, 2004 to
  March 31, 2004             -                     -                       -                   1,493,500

         On October 20, 1998 IDEX's Board of Directors authorized the repurchase of up to 1.5 million shares of its common stock, either at market prices or on a negotiated basis as market conditions warrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The company held its Annual Shareholders' Meeting on Tuesday, March 23, 2004 and voted on two matters. The first matter was the election of three directors to serve a three-year term on the Board of Directors of IDEX Corporation. The following persons received a plurality of votes cast for Class III directors.

   Director                               For            Withheld       Broker Non-votes
   --------                               ---            --------       ----------------
Paul E. Raether                        20,964,116       9,708,924              -
Neil A. Springer                       28,117,478       2,555,563              -
Dennis K. Williams                     28,311,505       2,361,536              -

         In addition to the Class III directors named above, the following directors' terms also continued after the March 23, 2004 Annual Shareholders' Meeting.

            Bradley J. Bell                           Gregory B. Kenny
            Frank S. Hermance                         Michael T. Tokarz

         Secondly, shareholders voted on a proposal to appoint Deloitte & Touche LLP as auditors. The proposal received a majority of the votes cast as follows:

            Affirmative votes                          29,425,683
            Negative votes                              1,244,617
            Abstentions                                     2,741
            Broker Non-votes                                    -

ITEM 5. OTHER INFORMATION.

         There has been no material change to the procedures by which security holders may recommend nominees to the company's board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

                  The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

         (b) Reports on Form 8-K:

                  On January 22, 2004, we furnished a Current Report on Form 8-K of a press release reporting our financial results for the fourth quarter and full year ended December 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IDEX CORPORATION

May 4, 2004                        /s/ DOMINIC A. ROMEO
                                   -------------------------------------
                                   Dominic A. Romeo
                                   Vice President and Chief Financial Officer
                                   (duly authorized principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                               DESCRIPTION

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

4.7(a) Second Amended and Restated Fee Letter dated as of December 17, 2003 of the Receivables Purchase Agreement dated as of December 20, 2001 (incorporated by reference to Exhibit 4.7 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2003, Commission File No. 1-10235)

*10.1** First Amendment to the IDEX Corporation 1996 Deferred Compensation Plan for Officers dated March 23, 2004

                             EXHIBIT INDEX (CON'T.)

EXHIBIT
NUMBER                                 DESCRIPTION

*31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*32.1 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*32.2 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

         --------------------

         *      Filed herewith

         **     Management contract or compensatory plan or agreement