Form 10-Q
period 2004-06-30
IDEX CORP /DE/
filed 2004-08-04
CIK 832101

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q



     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                               Yes [X]   No [ ]

      Number of shares of common stock of IDEX Corporation outstanding as of July 31, 2004: 50,410,393 (net of treasury shares).


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                        IDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              JUNE 30,       DECEMBER 31,
                                                                                2004            2003
                                                                             ----------      -----------

ASSETS
Current assets
    Cash and cash equivalents ..........................................     $    5,989      $    8,552
    Receivables - net ..................................................        124,648         101,859
    Inventories ........................................................        119,701         105,304
    Other current assets                                                         11,849           8,781
                                                                             ----------      ----------
      Total current assets .............................................        262,187         224,496
Property, plant and equipment - net ....................................        153,555         147,095
Goodwill - net .........................................................        692,253         559,008
Intangible assets - net ................................................         29,237          19,401

Other noncurrent assets ................................................     $   16,571      $   10,739
                                                                             ----------      ----------
      Total assets .....................................................     $1,153,803      $  960,739
                                                                             ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Trade accounts payable .............................................     $   77,577      $   56,252
    Dividends payable ..................................................          6,055           4,622
    Accrued expenses ...................................................         58,924          54,807
                                                                             ----------      ----------
      Total current liabilities ........................................        142,556         115,681
Long-term debt .........................................................        286,150         176,546
Other noncurrent liabilities ...........................................         86,453          76,410
                                                                             ----------      ----------
      Total liabilities ................................................        515,159         368,637
                                                                             ----------      ----------

Shareholders' equity
     Common stock, par value $.01 per share
     Shares issued and outstanding: 2004 - 50,580,868; 2003 - 49,613,328            504             331
     Additional paid-in capital ........................................        219,714         198,165
     Retained earnings .................................................        405,426         375,629
     Minimum pension liability adjustment ..............................        (12,481)        (12,481)
     Accumulated translation adjustment ................................         32,034          35,892
     Treasury stock, at cost: 2004 - 175,650; 2003 - 134,228 ...........         (4,209)         (2,903)
     Unearned compensation on restricted stock .........................         (2,344)         (2,531)
                                                                             ----------      ----------
      Total shareholders' equity .......................................        638,644         592,102
                                                                             ----------      ----------
      Total liabilities and shareholders' equity .......................     $1,153,803      $  960,739
                                                                             ==========      ==========


                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                            SECOND QUARTER                  SIX MONTHS
                                                             ENDED JUNE 30,               ENDED JUNE 30,
                                                             --------------               --------------
                                                         2004           2003          2004           2003
                                                       ---------      ---------     ---------      ---------
Net sales ........................................     $ 233,590      $ 207,147     $ 448,190      $ 402,645
Cost of sales ....................................       139,667        125,024       268,537        246,219
                                                       ---------      ---------     ---------      ---------
Gross profit .....................................        93,923         82,123       179,653        156,426
Selling, general and administrative expenses .....        54,109         52,566       108,553        103,468
                                                       ---------      ---------     ---------      ---------
Operating income .................................        39,814         29,557        71,100         52,958
Other (expense) income - net .....................          (235)           341          (224)           361
                                                       ---------      ---------     ---------      ---------
Income before interest expense and income taxes ..        39,579         29,898        70,876         53,319
Interest expense .................................         3,619          3,630         7,055          7,369
                                                       ---------      ---------     ---------      ---------
Income before income taxes .......................        35,960         26,268        63,821         45,950
Provision for income taxes .......................        13,126          9,325        23,295         16,312
                                                       ---------      ---------     ---------      ---------
Net income .......................................     $  22,834      $  16,943     $  40,526      $  29,638
                                                       =========      =========     =========      =========

Basic earnings per common share ..................     $     .46      $     .35     $     .81      $     .61
                                                       =========      =========     =========      =========

Diluted earnings per common share ................     $     .44      $     .34     $     .79      $     .60
                                                       =========      =========     =========      =========
Share data:
Basic weighted average common shares
 outstanding .....................................        50,060         48,576        49,768         48,505
Diluted weighted average common shares
 outstanding .....................................        52,037         49,697        51,578         49,419



                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                              COMMON                                                        UNEARNED
                                             STOCK &                MINIMUM                               COMPENSATION
                                            ADDITIONAL              PENSION     ACCUMULATED                    ON          TOTAL
                                             PAID-IN    RETAINED   LIABILITY    TRANSLATION    TREASURY    RESTRICTED  SHAREHOLDERS'
                                             CAPITAL    EARNINGS   ADJUSTMENT    ADJUSTMENT      STOCK        STOCK       EQUITY
                                             -------    --------   ----------    ----------      -----        -----       ------
  Balance, December 31, 2003.............   $ 198,496   $375,629   $  (12,481)   $   35,892    $  (2,903)   $  (2,531)   $  592,102
                                            ---------   --------   ----------    ----------    ---------    ---------    ----------
  Net income.............................                 40,526                                                             40,526
  Other comprehensive income
   Unrealized translation adjustment.....                                            (3,858)                                 (3,858)
                                                                                 ----------                              ----------
        Other comprehensive income.......                                            (3,858)                                 (3,858)
                                                        --------                 ----------                              ----------
        Comprehensive income.............                 40,526                     (3,858)                                 36,668
                                                        --------                 ----------                              ----------
  Issuance of 937,607 shares of
   common stock from exercise of
   stock options and deferred
   compensation plans....................      20,883                                                                        20,883
  Issuance of restricted stock...........         839                                                            (839)            -
  Amortization of restricted stock.......                                                                       1,026         1,026
  Restricted shares surrendered for
   tax withholdings......................                                                         (1,306)                    (1,306)
  Cash dividends declared - $.21 per
    common share outstanding.............                (10,729)                                                           (10,729)
                                            ---------   --------   ----------    ----------    ---------    ---------    ----------
  Balance, June 30, 2004.................   $ 220,218   $405,426   $  (12,481)   $   32,034    $  (4,209)   $  (2,344)   $  638,644
                                            =========   ========   ==========    ==========    =========    =========    ==========


                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                          --------------
                                                                      2004           2003
                                                                    ---------      ---------
Cash flows from operating activities
Net income ....................................................     $  40,526      $  29,638
Adjustments to reconcile to net cash from operating activities:
    Depreciation and amortization .............................        14,068         14,099
    Amortization of intangibles ...............................           291            319
    Amortization of unearned compensation .....................         1,026            949
    Amortization of debt issuance expenses ....................           290            290
    Deferred income taxes .....................................         2,957          3,622
    Changes in:
       Receivables - net ......................................       (17,193)       (12,781)
       Inventories ............................................        (4,941)        (1,270)
       Trade accounts payable .................................        15,984          6,431
       Accrued expenses .......................................         1,922          3,507
    Other - net ...............................................        (2,765)         2,248
                                                                    ---------      ---------
     Net cash flows from operating activities .................        52,165         47,052

Cash flows from investing activities
    Additions to property, plant and equipment ................        (9,759)        (8,407)
    Acquisition of businesses, net of cash acquired ...........      (161,470)       (18,376)
    Other - net ...............................................           392          3,194
                                                                    ---------      ---------
      Net cash flows from investing activities ................      (170,837)       (23,589)

Cash flows from financing activities
    Borrowings under credit facilities for acquisitions .......       161,470         18,376
    Net repayments under credit facilities ....................       (51,736)       (32,624)
    Borrowings of other long-term debt ........................          (409)        (4,784)
    Dividends paid ............................................        (9,297)        (9,102)
    Proceeds from stock option exercises ......................        17,284          4,569
    Other - net ...............................................        (1,203)          (994)
                                                                    ---------      ---------
      Net cash flows from financing activities ................       116,109        (24,559)
                                                                    ---------      ---------
Net decrease in cash ..........................................        (2,563)        (1,096)
Cash and cash equivalents at beginning of year ................         8,552          6,952
                                                                    ---------      ---------
Cash and cash equivalents at end of period ....................     $   5,989      $   5,856
                                                                    =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION Cash paid for:
     Interest .................................................     $   6,662      $   7,116
     Income taxes .............................................        16,380          7,688



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

                                       SECOND QUARTER                   SIX MONTHS
                                        ENDED JUNE 30,                ENDED JUNE 30,
                                        --------------                --------------
                                    2004           2003           2004           2003
                                  ---------      ---------      ---------      ---------
Net sales
  Pump Products:
    External customers ......     $ 133,253      $ 112,508      $ 253,791      $ 222,720
    Intersegment sales ......           718            629          1,390          1,421
                                  ---------      ---------      ---------      ---------
      Total group sales .....       133,971        113,137        255,181        224,141
                                  ---------      ---------      ---------      ---------
  Dispensing Equipment:
    External customers ......        45,898         47,483         87,517         86,765
    Intersegment sales ......             1              1              1              1
                                  ---------      ---------      ---------      ---------
      Total group sales .....        45,899         47,484         87,518         86,766
                                  ---------      ---------      ---------      ---------
  Other Engineered Products:
    External customers ......        54,439         47,156        106,882         93,160
    Intersegment sales ......             1              2              2              2
                                  ---------      ---------      ---------      ---------
      Total group sales .....        54,440         47,158        106,884         93,162
                                  ---------      ---------      ---------      ---------
  Intersegment elimination ..          (720)          (632)        (1,393)        (1,424)
                                  ---------      ---------      ---------      ---------
      Total net sales .......     $ 233,590      $ 207,147      $ 448,190      $ 402,645
                                  =========      =========      =========      =========
Operating income
  Pump Products .............     $  23,150      $  16,112      $  41,950      $  31,787
  Dispensing Equipment ......        11,346          9,857         19,242         14,709
  Other Engineered
  Products ..................        10,882          8,771         21,551         15,921
  Corporate office and other         (5,564)        (5,183)       (11,643)        (9,459)
                                  ---------      ---------      ---------      ---------
       Total operating income     $  39,814      $  29,557      $  71,100      $  52,958
                                  =========      =========      =========      =========


2.   ACQUISITIONS

      On January 6, 2004, the company acquired Manfred Vetter GmbH, based in Zulpich, Germany. Vetter, with annual sales of approximately $15 million, designs and manufactures pneumatic lifting and sealing bags for vehicle and air rescue, environmental protection, industrial maintenance, and disaster recovery and control. Vetter operates as part of our Hale business unit within the Other Engineered Products Group. IDEX acquired Vetter for an aggregate purchase price of $40.6 million, with financing provided by borrowings under the company's credit facilities. This acquisition also contained a purchase price contingency, which was settled for $4.2 million in July 2004.

      On April 28, 2004, the company acquired Systec, Inc., based in New Brighton, Minnesota. Systec, with annual sales of approximately $9 million, designs and manufactures vacuum degassing products for the analytical chemistry instrumentation market. Degassing of fluids is critical to the instrumentation and analytical chemistry markets since dissolved gasses within a given fluid can be detrimental to the accuracy of test results. Systec will operate as part of our Rheodyne business unit within IDEX's Pump Products Group. IDEX acquired Systec for an aggregate purchase price of $22.3 million, with financing provided by borrowings under the company's credit facilities.

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      On May 24, 2004, the company completed its acquisition of Scivex, Inc., a leading provider of fluidic components and systems for the analytical, biotechnology and diagnostic instrumentation markets. Scivex operates Upchurch Scientific in Oak Harbor, Washington, Sapphire Engineering in Pocasset, Massachusetts, and J.L. White in Santa Clara, California, and has annual sales of approximately $31 million. Scivex will be operated as a stand-alone business in IDEX's Pump Products Group. IDEX acquired Scivex for an aggregate purchase price of $98.6 million, with financing provided by borrowings under the company's credit facilities.

      On July 19, 2004, the company acquired Tianjin Dinglee Machine and Motor Co., Ltd., based in Tianjin, China, outside of Beijing. Dinglee, which will operate as part of our Hale business unit within the Other Engineered Products Group, is a leading manufacturer of rescue tools in the Chinese rescue tool market.

      The company does not consider any of the acquisitions, individually or in aggregate, to be material to its results of operations, financial position, or cash flows for any of the periods noted.

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

                                                                   SECOND QUARTER           SIX MONTHS
                                                                    ENDED JUNE 30,        ENDED JUNE 30,
                                                                    --------------        --------------
                                                                   2004       2003       2004       2003
                                                                  ------     ------     ------     ------
Basic weighted average common shares outstanding ............     50,060     48,576     49,768     48,505
Dilutive effect of stock options, unvested restricted shares,
and DCUs ....................................................      1,977      1,121      1,810        914
                                                                  ------     ------     ------     ------
Diluted weighted average common shares outstanding ..........     52,037     49,697     51,578     49,419
                                                                  ======     ======     ======     ======


4.   INVENTORIES

     The components of inventories as of June 30, 2004 and December 31, 2003 were:

                                                      JUNE 30,    DECEMBER 31,
                                                       2004          2003
                                                     ---------     ---------
Raw materials................................        $  48,333     $  38,998
Work-in-process..............................           19,343        13,651
Finished goods...............................           52,025        52,655
                                                     ---------     ---------
         Total...............................        $ 119,701     $ 105,304
                                                     =========     =========


      Those inventories which were carried on a LIFO basis amounted to $102,458 and $90,812 at June 30, 2004 and December 31, 2003, respectively. The impact on earnings of using the LIFO method is not material.

5.   COMMON AND PREFERRED STOCK

     On April 22, 2004, the company's Board of Directors authorized a three-for-two common stock split effected in the form of a 50% dividend payable on May 28, 2004, to shareholders of record on May 14, 2004. Par value of common stock remained at $.01 per share. All prior share and per share amounts have been restated to reflect the stock split.

     The company had five million shares of preferred stock authorized but unissued at June 30, 2004 and December 31, 2003.

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

                           SECOND QUARTER                  SIX MONTHS
                           ENDED JUNE 30,                ENDED JUNE 30,
                           --------------                --------------
                        2004           2003           2004          2003
                     ----------     ----------     ----------     ----------
Net income
  As reported...     $   22,834     $   16,943     $   40,526     $   29,638
                     ==========     ==========     ==========     ==========
  Pro forma ....     $   21,473     $   15,746     $   37,943     $   27,249
                     ==========     ==========     ==========     ==========

Basic EPS
  As reported...     $      .46     $      .35     $      .81     $      .61
                     ==========     ==========     ==========     ==========
  Pro forma ....     $      .43     $      .32     $      .76     $      .56
                     ==========     ==========     ==========     ==========

Diluted EPS
  As reported...     $      .44     $      .34     $      .79     $      .60
                     ==========     ==========     ==========     ==========
  Pro forma ....     $      .41     $      .32     $      .74     $      .55
                     ==========     ==========     ==========     ==========


7.   RETIREMENT BENEFITS

      The company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

                                                 PENSION BENEFITS
                                   ----------------------------------------------
                                      SECOND QUARTER              SIX MONTHS
                                       ENDED JUNE 30,            ENDED JUNE 30,
                                       --------------            --------------
                                    2004         2003         2004          2003
                                   -------      -------      -------      -------
Service cost .................     $   871      $   984      $ 1,968      $ 1,828
Interest cost ................         984        1,230        2,236        2,284
Expected return on plan assets        (973)        (902)      (2,099)      (1,675)
Net amortization .............         624          841        1,384        1,562
                                   -------      -------      -------      -------
Net periodic benefit cost ....     $ 1,506      $ 2,153      $ 3,489      $ 3,999
                                   =======      =======      =======      =======

                                                  OTHER BENEFITS
                                   ----------------------------------------------
                                      SECOND QUARTER              SIX MONTHS
                                       ENDED JUNE 30,            ENDED JUNE 30,
                                       --------------            --------------
                                    2004         2003         2004          2003
                                   -------      -------      -------      -------
Service cost .................     $    97      $    96      $   197      $   191
Interest cost ................         268          309          547          617
Net amortization .............          29           (9)          58          (18)
                                   -------      -------      -------      -------
Net periodic benefit cost ....     $   394      $   396      $   802      $   790
                                   =======      =======      =======      =======

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      The company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $9.0 million to these pension plans and $.7 million to its other postretirement benefit plans in 2004. As of June 30, 2004, $8.9 million of contributions have been made to the pension plans and $.2 million has been made to its other postretirement benefit plans. The company presently anticipates contributing an additional $.5 million and $.3 million to fund the pension plans and other postretirement benefit plans, respectively, in 2004 for a total of $9.4 million and $.5 million.

      The provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) have not been taken into account in the determination of IDEX's accumulated postretirement benefit obligation or net periodic benefit cost. The company does not expect that the effects of the Act will have a material impact on its results of operations, financial condition or cash flows.

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

      We have a history of achieving above-average operating margins. Our operating margins have exceeded the average operating margin for the companies that comprise the Value Line Composite Index (VLCI) every year since 1988. We view the VLCI operating performance statistics as a proxy for an average industrial company. Our operating margins are influenced by, among other things, utilization of facilities as sales volumes change and the inclusion of newly acquired businesses. Newly acquired businesses may have lower operating margins than the company's operating margins.

      For the three and six months ended June 30, 2004, we reported higher orders, sales, operating income, net income and diluted earnings per share as compared with the same period of last year. We are encouraged by the company's financial and operating performance during the first six months of 2004. Improving economic conditions and global demand enabled our business units to deliver record levels of sales and earnings for both the quarter and first half of the year. The quarter reflects our tenth consecutive quarter of year-over-year gross margin expansion, our eighth consecutive quarter of year-over-year earnings growth, and our seventh consecutive quarter of year-over-year growth in base business sales. Organic revenue growth in our pump and engineered products businesses more than offset the decline we experienced during the quarter in dispensing equipment sales following that segment's record second quarter performance in 2003.

      The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. Business conditions in the first three months of 2004 certainly improved from the prior year and our performance in subsequent quarters will depend on the strength of the economic recovery. As a short-cycle business, our performance is reliant upon the current pace of incoming orders, and we have limited visibility on future business conditions. We believe IDEX is well positioned for earnings growth as the economy improves. This is based on our lower cost structure; our operational excellence initiatives; and our use of strong cash flow to cut debt and interest expense. We continue to invest in new products, applications and global markets, while pursuing strategic acquisitions to help drive IDEX's longer term profitable growth.

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

PERFORMANCE IN THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SAME PERIOD OF 2003

      For the three months ended June 30, 2004, orders, sales and profits were higher than the comparable second quarter of last year. New orders for the latest three months totaled $230.7 million, 13% higher than the same period last year. Excluding the impact of foreign currency translation and the Sponsler (June 2003), Classic (September 2003), Vetter (January 2004), Systec (April
2004) and Scivex (May 2004) acquisitions, orders were 5% higher than the second quarter of 2003.

      Sales in the second quarter were $233.6 million, a 13% improvement from last year's second quarter as base business shipments grew 5%, foreign currency translation provided a 2% improvement and acquisitions accounted for a 6% increase. Base business sales grew 10% domestically, but were down 2% internationally during the quarter. Sales to international customers from base businesses represented approximately 45% of total sales, compared with 48% in 2003.

      For the quarter, the Pump Products Group contributed 57% of sales and 51% of operating income, the Dispensing Equipment Group accounted for 20% of sales and 25% of operating income, and the Other Engineered Products Group represented 23% of sales and 24% of operating income.

      Pump Products Group sales of $134.0 million for the three months ended June 30, 2004, were $20.8 million, or 18%, higher than the prior year mainly due to a 9% increase in base business activity, a 1% favorable impact from foreign currency translation, and an 8% increase due to the acquisitions of Sponsler, Classic, Systec and Scivex. In the second quarter of 2004, base business sales grew 12% domestically and 7% internationally. Base business sales to customers outside the U.S. were approximately 38% of total group sales in 2004 compared with 39% in 2003.

      Dispensing Equipment Group sales of $45.9 million decreased $1.6 million, or 3%, in the second quarter of 2004 compared with last year's second quarter. This decrease was attributed to favorable foreign currency translation of 2%, offset by a 5% reduction in base business volume related to lower European demand versus the prior year's record performance. In the second quarter of 2004, base business sales increased 3% domestically but decreased 10% internationally. Base business sales to customers outside the U.S. were approximately 66% of total group sales in the 2004 quarter, compared with 69% in 2003.

      Other Engineered Products Group sales of $54.4 million increased by $7.3 million, or 15%, in the second quarter of 2004 compared with 2003. This increase reflects a 4% increase in base business volume, favorable foreign currency translation of 3% and an 8% increase due to the Vetter acquisition. In the second quarter of 2004, base business sales increased 11% domestically, but declined 4% internationally. Base business sales to customers outside the U.S. were approximately 40% of total group sales in the 2004 quarter, compared with 44% in 2003.




                        IDEX CORPORATION AND SUBSIDIARIES
                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                               SECOND QUARTER                SIX MONTHS
                                             ENDED JUNE 30, (1)          ENDED JUNE 30, (1)
                                             ------------------          ------------------
                                             2004          2003          2004          2003
                                           --------      --------      --------      --------
Pump Products Group
     Net sales .......................     $133,971      $113,137      $255,181      $224,141
     Operating income (2) ............       23,150        16,112        41,950        31,787
     Operating margin ................         17.3%         14.2%         16.4%         14.2%
     Depreciation and amortization ...     $  4,318      $  4,059      $  8,177      $  8,491
     Capital expenditures ............        2,868         2,948         6,601         5,287
Dispensing Equipment Group
     Net sales .......................     $ 45,899      $ 47,484      $ 87,518      $ 86,766
     Operating income (2) ............       11,346         9,857        19,242        14,709
     Operating margin ................         24.7%         20.8%         22.0%         17.0%
     Depreciation and amortization ...     $  1,404      $  1,495      $  2,834      $  3,069
     Capital expenditures ............          765           659         1,416         1,073
Other Engineered Products Group
     Net sales .......................     $ 54,440      $ 47,158      $106,884      $ 93,162
     Operating income (2) ............       10,882         8,771        21,551        15,921
     Operating margin ................         20.0%         18.6%         20.2%         17.1%
     Depreciation and amortization ...     $  1,671      $  1,300      $  3,103      $  2,600
     Capital expenditures ............          678           927         1,522         1,935
Company
     Net sales .......................     $233,590      $207,147      $448,190      $402,645
     Operating income ................       39,814        29,557        71,100        52,958
     Operating margin ................         17.0%         14.3%         15.9%         13.2%
     Depreciation and amortization (3)     $  7,757      $  7,456      $ 15,385      $ 15,367
     Capital expenditures ............        4,411         4,615         9,759         8,407


(1) Includes acquisition of Sponsler Co., Inc. (June 2003), Classic Engineering, Inc. (September 2003), Systec, Inc. (April 2004) and Scivex, Inc. (May 2004) in the Pump Products Group and Manfred Vetter GmbH (January
     2004) in the Other Engineered Products Group from the dates of acquisition.
(2) Group operating income excludes unallocated corporate operating expenses in both years.
(3)  Excludes amortization of debt issuance expenses.

      Gross profit of $93.9 million in the second quarter of 2004 increased by $11.8 million, or 14%, from 2003. Gross profit as a percent of sales was 40.2% in 2004 and increased from 39.6% in 2003. The improved gross margins primarily reflected volume leverage and savings realized from the company's Global Sourcing, Six Sigma, Kaizen and Lean Manufacturing initiatives.

      Selling, general and administrative expenses (SG&A) increased to $54.1 million in 2004 from $52.6 million in 2003 primarily due to acquisitions, and as a percent of sales was 23.2%, down from 25.3% in 2003.

      Operating income increased by $10.2 million, or 35%, to $39.8 million in 2004 from $29.6 million in 2003, primarily reflecting the higher gross margins partially offset by the increased SG&A expenses. Second quarter operating margins were 17.0% of sales, 2.7 percentage points higher than at this time last year. The improvement from last year resulted from the .6 percentage point increase in gross margins and a 2.1 percentage point decrease in SG&A as a percent of sales. In the Pump Products Group, operating income of $23.2 million and operating margins of 17.3% in 2004 were up from the $16.1 million and 14.2% recorded in 2003 principally due to volume leverage and the impact of our operational excellence initiatives. Operating income for the Dispensing Equipment Group of $11.3 million and operating margins of 24.7% in 2004 were up from the $9.9 million and 20.8% in 2003 primarily due to company's operational excellence initiatives, as well as volume improvement in the domestic units. Operating income in the Other Engineered Products Group of $10.9 million and operating margins of 20.0% in 2004 increased from $8.8 million and 18.6% achieved in 2003 and primarily reflected increased sales volume.

      Other expense in the quarter of $.2 million was unfavorable compared with $.3 million of income in the second quarter of 2003 mainly due to foreign currency translation.

      The provision for income taxes increased to $13.1 million in 2004 from $9.3 million in 2003. The effective tax rate increased to 36.5% in 2004 from 35.5% in 2003 due to a greater proportion of income in higher tax jurisdictions and the resolution of certain tax matters.

      Net income for the current quarter was $22.8 million, 35% higher than the $16.9 million earned in the second quarter of 2003. Diluted earnings per share in the second quarter of 2004 of $.44 increased $.10 compared with the second quarter of 2003.

PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SAME PERIOD OF 2003

      Orders, sales and profits were higher for the first six months of 2004 compared with the same period last year. New orders for the first six months of 2004 totaled $468.6 million, 14% higher than last year. Excluding the impact of foreign currency translation and acquisitions, orders were 6% higher than the comparable period of 2003.

      Sales in the first half of the year increased 11% to $448.2 million from $402.6 million a year ago. Base business sales rose 4%, foreign currency translation added 3%, and acquisitions accounted for a 4% improvement. Base business sales, which grew 7% domestically, were down 2% internationally during the first six months of 2004. For the first half of the year, base business sales to international customers were approximately 44% of total sales, versus 46% in the first half of 2003.

      For the first six months of 2004, the Pump Products Group contributed 57% of sales and 51% of operating income, the Dispensing Equipment Group accounted for 19% of sales and 23% of operating income, and the Other Engineered Products Group represented 24% of sales and 26% of operating income.

      Pump Products Group sales of $255.2 million increased $31.0 million, or 14%, for the six months ended June 30, 2004 compared with 2003. Base business sales provided a 7% increase, acquisitions accounted for a 5% sales improvement and foreign currency translation added 2%. In the first six months of 2004, base business sales grew 9% domestically and 4% internationally. Base business sales to customers outside the U.S. were approximately 38% of total group sales in the 2004 period versus 39% in 2003.

      Dispensing Equipment Group sales of $87.5 million increased $.8 million, or 1%, in the first half of the year of 2004 compared with the same period in 2003. This increase was attributed to favorable foreign currency translation of 6%, offset by a 5% decrease in base business volume due to a decline in European demand. In the first half of 2004, base business sales decreased 3% domestically and 6% internationally. Base business sales to customers outside the U.S. were approximately 64% of total group sales in the first six months of 2004, compared with 65% in 2003.

      Other Engineered Products Group sales of $106.9 million increased by $13.7 million, or 15%, in the first six months of 2004 compared with 2003. This reflected a 5% increase in base business volume, a 5% improvement from foreign currency translation, and a 5% favorable impact from the Vetter acquisition. In the first half of 2004, base business sales increased 10% domestically and were flat internationally. Base business sales to customers outside the U.S. were approximately 41% of total group sales in 2004, compared with 43% in 2003.

      Gross profit of $179.7 million in the first six months of 2004 increased by $23.2 million, or 15%, from 2003. Gross profit as a percent of sales was 40.1% in 2004 and increased from 38.8% in 2003. The improved gross margins primarily reflected volume leverage and savings realized from our Global Sourcing, Six Sigma, Kaizen and Lean Manufacturing initiatives.

      Operating income increased by $18.1 million, or 34%, to $71.1 million in the first half of 2004 from $53.0 million in 2003, primarily reflecting the higher gross margins discussed above, partially offset by increased SG&A expenses. Operating margins for the first six months of 2004 were 15.9% compared with 13.2% in the prior year period. The margin increase from last year was primarily due to volume leverage and the improvement in gross margins discussed above. In the Pump Products Group, operating income of $42.0 million and operating margins of 16.4% in 2004 were up from the $31.8 million and 14.2% recorded in 2003. Operating income for the Dispensing Equipment Group of $19.2 million and operating margins of 22.0% in 2004 were up from the $14.7 million and 17.0% in 2003. Operating income in the Other Engineered Products Group of $21.6 million and operating margins of 20.2% in 2004 increased from $15.9 million and 17.1% achieved in 2003.

      SG&A increased to $108.6 million in 2004 from $103.5 million in 2003, and as a percent of sales was 24.2%, down from 25.6% in 2003. The increase in SG&A expenses reflected the cumulative impact of acquisitions made in 2004 and 2003, volume-related expenses and the deliberate reinvestment in the businesses to drive organic growth.

      Other expense in the first six months of 2004 of $.2 million was unfavorable compared with $.4 million of income in 2003 mainly due to foreign currency translation.

      Interest expense decreased to $7.1 million in the first six months of 2004 from $7.4 million in 2003. This reduction was principally attributable to lower debt levels this year due to debt paydowns from operating cash flow as well as a lower interest rate environment.

      The provision for income taxes increased to $23.3 million in 2004 from $16.3 million in 2003. The effective tax rate increased to 36.5% in 2004 from 35.5% in 2003 due to a greater proportion of income in higher tax jurisdictions and the resolution of certain tax matters.

      Net income for the first half of 2004 was $40.5 million, 37% higher than the $29.6 million earned in the same period of 2003. Diluted earnings per share in the first six months of 2004 of $.79 increased $.19 compared with the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2004, working capital was $119.6 million and our current ratio was 1.8 to 1. Cash flows from operating activities increased $5.1 million, or 11%, to $52.2 million in 2004 mainly due to the improved operating results discussed above.

      Cash flow provided from operations was more than adequate to fund capital expenditures of $9.8 million and $8.4 million in the first half of 2004 and 2003, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support IDEX's Global Sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

      The company acquired Manfred Vetter in January 2004, Systec in April 2004 and Scivex in May 2004 at a cost of $40.6 million, $22.3 million and $98.6 million, respectively. In February 2003, an $8.0 million payment of deferred consideration was made in respect of the Rheodyne acquisition, which was consummated in July 2002. All payments for acquisitions, including the pending payment for the acquisition of Dinglee, were financed under the company's credit facility.

      In addition to the $150.0 million of 6.875% Senior Notes due February 15, 2008, the company also has a $300.0 million domestic multi-currency bank revolving credit facility (Credit Facility), which expires June 8, 2006. At June 30, 2004, the maximum amount available under the Credit Facility was $300.0 million, of which $98.7 million was borrowed, with outstanding letters of credit totaling $4.0 million. The Credit Facility contains a covenant that limits total debt outstanding to three times operating cash flow, as defined in the agreement. Our total debt outstanding was $286.2 million at June 30, 2004, and based on the covenant, total debt outstanding was limited to $511.5 million. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin and a utilization fee if the total borrowings exceed certain levels. The applicable margin is based on the credit rating of our Senior Notes, and can range from 25 basis points to 100 basis points. The utilization fee can range from zero to 25 basis points. On March 27, 2003, Standard & Poor's upgraded its corporate credit and senior unsecured debt ratings on IDEX to BBB from BBB-. As a result of this change, at June 30, 2004, the applicable margin was 57.5 basis points and the utilization fee was zero. We also pay an annual fee of 17.5 basis points on the total Credit Facility.

      In December 2001, we, and certain of our subsidiaries, entered into a one-year, renewable agreement with a financial institution, under which we collateralized certain receivables for borrowings (Receivables Facility). This agreement was renewed in December 2003 for another year. The Receivables Facility provides for borrowings of up to $25.0 million, depending upon the level of eligible receivables. At June 30, 2004, $25.0 million was borrowed and included in long-term debt at an interest rate of approximately 1.7%.

      We also have a $30.0 million demand line of credit (Short-Term Facility), which expires May 20, 2005. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At June 30, 2004, no borrowings were outstanding under this facility.

      We believe the company will generate sufficient cash flow from operations for the next twelve months and in the long term to meet its operating requirements, interest on all borrowings, required debt repayments, any authorized share repurchases, planned capital expenditures, and annual dividend payments to holders of common stock. Since we began operations in January 1988 and through June 30, 2004, we have borrowed approximately $1,067.0 million under our various credit agreements to complete 27 acquisitions. During the same period we generated, principally from operations, cash flow of $945.0 million to reduce indebtedness. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, we may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term debt.

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

Noncurrent assets - The company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. In particular, the recoverability of June 30, 2004 balances for goodwill and intangible assets of $692.3 million and $29.2 million, respectively, are subject to estimation processes, which depend on the accuracy of underlying assumptions, including future operating results. The company evaluates the recoverability of each of these assets based on estimated business values and estimated future cash flows (derived from estimated earnings and cash flow multiples). The recoverability of these assets depends on the reasonableness of these assumptions and how they compare with the eventual operating performance of the specific businesses to which the assets are attributed. To the extent actual business values or cash flows differ from those estimated amounts, the recoverability of these noncurrent assets could be affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $286.2 million of total debt outstanding at June 30, 2004. Approximately 46% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $.7 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the company's outstanding long-term debt.

      Our foreign currency exchange rate risk is limited principally to the euro and British pound. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of our products. As a result, the company's exposure to any movement in foreign currency exchange rates is immaterial to the Consolidated Statements of Operations.

      At December 31, 2003, the company had a foreign currency contract that it entered into in anticipation of the funding of the January 2004 purchase of Manfred Vetter.

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

      There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.


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

      Claims have been filed in Alabama, California, Connecticut, Georgia, Illinois, Louisiana, Michigan, Mississippi, Nevada, New Jersey, New York, Ohio, Pennsylvania, Texas, Utah and Washington. Most of the claims resolved to date have been dismissed without payment. The balances have been settled for reasonable amounts. Only one case has been tried, resulting in a verdict for the company's business unit.

      No provision has been made in the financial statements of the company, other than for insurance deductibles in the ordinary course, and IDEX does not currently believe the asbestos-related claims will have a material adverse effect on the company's business or financial position.

      IDEX is also party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition or results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

                                                                            Total Number of       Maximum Number of
                                                                          Shares Purchased as    Shares that May Yet
                                                                           Part of Publicly      be Purchased Under
                             Total Number of         Average Price          Announced Plans           the Plans
         Period              Shares Purchased        Paid per Share         or Programs (1)        or Programs (1)
         ------              ----------------        --------------         ---------------        ---------------

    April 1, 2004 to
     April 30, 2004                 -                      -                       -                  2,240,250
     May 1, 2004 to
      May 31, 2004                  -                      -                       -                  2,240,250
     June 1, 2004 to
      June 30, 2004                 -                      -                       -                  2,240,250


      (1) On October 20, 1998, IDEX's Board of Directors authorized the repurchase of up to 2.25 million shares of its common stock, either at market prices or on a negotiated basis as market conditions warrant.

ITEM 5.  OTHER INFORMATION.

      There has been no material change to the procedures by which security holders may recommend nominees to the company's board.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

                  The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

(b)      Reports on Form 8-K:

                  On April 22, 2004, we furnished a report under Item 12 of a press release reporting our financial results for the first quarter ended March 31, 2004.

                  On April 22, 2004, we filed a report under Item 5 of a press release announcing a 3-for-2 stock split and an increase in the quarterly dividend.

                  On April 27, 2004, we filed a report under Item 2 of a press release announcing that we had entered into a definitive agreement to acquire Scivex, Inc.

                  On April 29, 2004, we filed a report under Item 2 of a press release announcing our acquisition of Systec, Inc.

                  On May 25, 2004, we filed a report under Item 9 of a press release announcing the completion of the Scivex acquisition and the strategic expansion of our life sciences business.









                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   IDEX CORPORATION


August 4, 2004                     /s/  DOMINIC A. ROMEO
                                   --------------------------------------------
                                   Dominic A. Romeo
                                   Vice President and Chief Financial Officer
                                   (duly authorized principal financial officer)

                                  EXHIBIT INDEX



EXHIBIT
 NUMBER                                 DESCRIPTION
 ------                                 -----------

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

4.2 Indenture, dated as of February 23, 1998, between IDEX Corporation, and Norwest Bank Minnesota, National Association, as Trustee, relating to the 6-7/8% Senior Notes of IDEX Corporation due February 15, 2008 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No. 1-10235)

4.3 Specimen Senior Note of IDEX Corporation (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No. 1-10235)

4.4 Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)

4.5 Credit Agreement, dated as of June 8, 2001, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the Other Financial Institutions Party Hereto (incorporated by reference to Exhibit No. 4.5 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 2001, Commission File No. 1-10235)

4.6 Credit Lyonnais Uncommitted Line of Credit, dated as of December 3, 2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)

4.6(a) Amendment No. 2 dated as of May 24, 2003 to the Credit Lyonnais Uncommitted Line of Credit Agreement dated December 3, 2001 (incorporated by reference to Exhibit 4.6 (a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 1-10235)

*4.6(b) Amendment No. 3 dated as of May 21, 2004 to the Credit Lyonnais Uncommitted Line of Credit Agreement dated December 3, 2001

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

                             EXHIBIT INDEX (CON'T.)




EXHIBIT
 NUMBER                                 DESCRIPTION
 ------                                 -----------


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