Form 10-Q
period 2004-09-30
IDEX CORP /DE/
filed 2004-11-03
CIK 832101

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                 Yes [X] No [ ]

      Number of shares of common stock of IDEX Corporation outstanding as of October 31, 2004: 50,631,365 (net of treasury shares).

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        IDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                 2004           2003
                                                                              -------------  ------------
ASSETS
Current assets
    Cash and cash equivalents ..............................................  $     6,360    $   8,552
    Receivables - net ......................................................      126,781      101,859
    Inventories ............................................................      124,688      105,304
    Other current assets ...................................................        7,150        8,781
                                                                              -----------    ---------
      Total current assets .................................................      264,979      224,496
Property, plant and equipment - net ........................................      151,900      147,095
Goodwill - net .............................................................      700,038      559,008
Intangible assets -  net ...................................................       29,245       19,401
Other noncurrent assets ....................................................       16,227       10,739
                                                                              -----------    ---------
      Total assets .........................................................  $ 1,162,389    $ 960,739
                                                                              ===========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Trade accounts payable .................................................  $    71,445    $  56,252
    Dividends payable ......................................................        6,074        4,622
    Accrued expenses .......................................................       71,912       54,807
                                                                              -----------    ---------
      Total current liabilities ............................................      149,431      115,681
Long-term debt .............................................................      264,252      176,546
Other noncurrent liabilities ...............................................       87,886       76,410
                                                                              -----------    ---------
      Total liabilities ....................................................      501,569      368,637
                                                                              -----------    ---------
Shareholders' equity
   Common stock, par value $.01 per share
   Shares issued and outstanding: 2004 - 50,746,308; 2003 - 49,613,328 .....          507          496
   Additional paid-in capital ..............................................      224,687      198,000
   Retained earnings .......................................................      422,576      375,629
   Minimum pension liability adjustment ....................................      (12,481)     (12,481)
   Accumulated translation adjustment ......................................       35,022       35,892
   Treasury stock, at cost: 2004 - 175,650; 2003 - 134,228 .................       (4,209)      (2,903)
   Unearned compensation on restricted stock ...............................       (5,282)      (2,531)
                                                                              -----------    ---------
      Total shareholders' equity ...........................................      660,820      592,102
                                                                              -----------    ---------
      Total liabilities and shareholders' equity ...........................  $ 1,162,389    $ 960,739
                                                                              ===========    =========

                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             THIRD QUARTER           NINE MONTHS
                                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                          --------------------  --------------------
                                                           2004         2003        2004        2003
                                                          ---------   --------  ---------   --------
Net sales ..............................................  $ 237,557   $197,314  $ 685,747   $599,959
Cost of sales ..........................................    142,568    121,136    411,105    367,355
                                                          ---------   --------  ---------   --------
Gross profit ...........................................     94,989     76,178    274,642    232,604
Selling, general and administrative expenses ...........     55,028     47,235    163,581    150,703
                                                          ---------   --------  ---------   --------
Operating income .......................................     39,961     28,943    111,061     81,901
Other (expense) income - net ...........................       (384)         5       (608)       366
                                                          ---------   --------  ---------   --------
Income before interest expense and income taxes ........     39,577     28,948    110,453     82,267
Interest expense .......................................      3,856      3,352     10,911     10,721
                                                          ---------   --------  ---------   --------
Income before income taxes .............................     35,721     25,596     99,542     71,546
Provision for income taxes .............................     12,502      9,087     35,797     25,399
                                                          ---------   --------  ---------   --------
Net income .............................................  $  23,219   $ 16,509  $  63,745   $ 46,147
                                                          =========   ========  =========   ========
Basic earnings per common share ........................  $     .46   $    .34  $    1.28   $    .95
                                                          =========   ========  =========   ========
Diluted earnings per common share ......................  $     .44   $    .33  $    1.23   $    .93
                                                          =========   ========  =========   ========
Share data:
Basic weighted average common shares outstanding .......     50,293     48,992     49,943     48,668
Diluted weighted average common shares outstanding .....     52,400     50,460     51,837     49,749

                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 COMMON                                                     UNEARNED
                                                 STOCK &               MINIMUM                            COMPENSATION
                                                ADDITIONAL             PENSION   ACCUMULATED                  ON           TOTAL
                                                 PAID-IN   RETAINED   LIABILITY  TRANSLATION    TREASURY   RESTRICTED  SHAREHOLDERS'
                                                 CAPITAL   EARNINGS   ADJUSTMENT ADJUSTMENT      STOCK       STOCK        EQUITY
                                                 -------   --------   ---------- ----------      -----       -----        ------
Balance, December 31, 2003 .................... $ 198,496  $ 375,629  $(12,481)    $35,892      $(2,903)      $(2,531)   $592,102
Net income ....................................               63,745                                                       63,745
Other comprehensive income
 Unrealized translation adjustment ............                                       (870)                                  (870)
                                                                                   -------                               --------
      Other comprehensive income ..............                                       (870)                                  (870)
                                                                                   -------                               --------
      Comprehensive income ....................               63,745                  (870)                                62,875
                                                           ---------               -------                               --------
Issuance of 988,047 shares of common
 stock from exercise of stock
 options and deferred compensation
 plans ........................................    22,327                                                                  22,327
Issuance of restricted stock ..................     4,371                                                      (4,371)          -
Amortization of restricted stock ..............                                                                 1,620       1,620
Restricted shares surrendered for
 tax withholdings .............................                                                  (1,306)                   (1,306)
Cash dividends declared - $.33 per
 common share outstanding .....................              (16,798)                                                     (16,798)
                                                ---------  ---------  --------     -------      -------       -------    --------
Balance, September 30, 2004 ................... $ 225,194  $ 422,576  $(12,481)    $35,022      $(4,209)      $(5,282)   $660,820
                                                =========  =========  ========     =======      =======       =======    ========

                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                                -------------------
                                                                   2004      2003
                                                                ---------  --------
Cash flows from operating activities
Net income .................................................... $  63,745  $ 46,147
Adjustments to reconcile to net cash from operating activities:
    Depreciation and amortization .............................    21,252    20,976
    Amortization of intangibles ...............................       463       487
    Amortization of unearned compensation .....................     1,620     1,424
    Amortization of debt issuance expenses ....................       435       435
    Deferred income taxes .....................................     6,250     5,678
    Changes in:
     Receivables - net ........................................   (18,217)   (3,195)
     Inventories ..............................................    (9,018)    2,798
     Trade accounts payable ...................................    13,591     3,419
     Accrued expenses .........................................    14,085     9,009
    Other - net ...............................................       (27)    3,102
                                                                ---------  --------
     Net cash flows from operating activities .................    94,179    90,280

Cash flows from investing activities
    Additions to property, plant and equipment ................   (14,805)  (13,614)
    Acquisition of businesses, net of cash acquired ...........  (171,220)  (22,163)
    Other - net ...............................................       345     3,326
                                                                ---------  --------
      Net cash flows from investing activities ................  (185,680)  (32,451)

Cash flows from financing activities
    Borrowings under credit facilities for acquisitions .......   171,220    22,163
    Net repayments under credit facilities ....................   (81,187)  (67,973)
    Repayments of other long-term debt ........................       (37)   (4,402)
    Dividends paid ............................................   (15,345)  (13,679)
    Proceeds from stock option exercises ......................    18,439    10,853
    Other - net ...............................................    (3,781)   (3,580)
                                                                ---------  --------
      Net cash flows from financing activities ................    89,309   (56,618)
                                                                ---------  --------
Net (decrease) increase in cash ...............................    (2,192)    1,211
Cash and cash equivalents at beginning of year ................     8,552     6,952
                                                                ---------  --------
Cash and cash equivalents at end of period .................... $   6,360  $  8,163
                                                                =========  ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest........................................................$  12,951  $ 12,908
Income taxes....................................................   19,286     9,409

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

                                        THIRD QUARTER          NINE MONTHS
                                     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                     --------------------   --------------------
                                      2004       2003       2004        2003
                                     --------   ---------   --------   ---------
Net sales
  Pump Products:
    External customers ............  $ 141,526   $ 114,161   $ 395,317   $ 336,881
    Intersegment sales ............        832         745       2,222       2,166
                                     ---------   ---------   ---------   ---------
      Total group sales ...........    142,358     114,906     397,539     339,047
                                     ---------   ---------   ---------   ---------
  Dispensing Equipment:
    External customers ............     40,028      36,791     127,545     123,556
    Intersegment sales ............          -           -           1           1
                                     ---------   ---------   ---------   ---------
      Total group sales ...........     40,028      36,791     127,546     123,557
                                     ---------   ---------   ---------   ---------
  Other Engineered Products:
    External customers ............     56,003      46,362     162,885     139,522
    Intersegment sales ............          2           2           4           4
                                     ---------   ---------   ---------   ---------
      Total group sales ...........     56,005      46,364     162,889     139,526
                                     ---------   ---------   ---------   ---------
  Intersegment elimination ........       (834)       (747)     (2,227)     (2,171)
                                     ---------   ---------   ---------   ---------
      Total net sales .............  $ 237,557   $ 197,314   $ 685,747   $ 599,959
                                     =========   =========   =========   =========
Operating income
  Pump Products ...................  $  26,284   $  18,649   $  68,234   $  50,436
  Dispensing Equipment ............      7,348       5,878      26,590      20,587
  Other Engineered Products .......     12,501       8,660      34,052      24,581
  Corporate office and other ......     (6,172)     (4,244)    (17,815)    (13,703)
                                     ---------   ---------   ---------   ---------
    Total operating income ........  $  39,961   $  28,943   $ 111,061   $  81,901
                                     =========   =========   =========   =========

2.    ACQUISITIONS

      On January 6, 2004, the company acquired Manfred Vetter GmbH, based in Zulpich, Germany. Vetter, with annual sales of approximately $15 million, designs and manufactures pneumatic lifting and sealing bags for vehicle and air rescue, environmental protection, industrial maintenance, and disaster recovery and control. Vetter operates as part of our Hale business unit within the Other Engineered Products Group. IDEX acquired Vetter for an initial purchase price of $40.6 million, with financing provided by borrowings under the company's credit facilities. This acquisition also contained a purchase price adjustment, which was settled for $4.2 million in July 2004.

      On April 28, 2004, the company acquired Systec, Inc., based in New Brighton, Minnesota. Systec, with annual sales of approximately $9 million, designs and manufactures vacuum degassing products for the analytical chemistry instrumentation market. Degassing of fluids is critical to the instrumentation and analytical chemistry markets since dissolved gasses within a given fluid can be detrimental to the accuracy of test results. Systec operates as part of our Rheodyne business unit within IDEX's Pump Products Group. IDEX acquired Systec for an aggregate purchase price of $22.4 million, with financing provided by borrowings under the company's credit facilities.

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      On May 24, 2004, the company completed its acquisition of Scivex, Inc., a leading provider of fluidic components and systems for the analytical, biotechnology and diagnostic instrumentation markets. Scivex, with annual sales of approximately $31 million, operates Upchurch Scientific in Oak Harbor, Washington and Sapphire Engineering in Pocasset, Massachusetts. Scivex is being operated as a stand-alone business in IDEX's Pump Products Group. IDEX acquired Scivex for an aggregate purchase price of $98.7 million, with financing provided by borrowings under the company's credit facilities.

      On July 19, 2004, the company acquired Tianjin Dinglee Machine and Motor Co., Ltd., based in Tianjin, China, outside of Beijing. Dinglee, which operates as part of our Hale business unit within the Other Engineered Products Group, is a leading manufacturer of rescue tools in the Chinese rescue tool market. IDEX acquired Dinglee for an aggregate purchase price of $4.2 million, with financing provided by borrowings under the company's credit facilities.

      The company does not consider any of the acquisitions, individually or in aggregate, to be material to its results of operations, financial position, or cash flows for any of the periods presented.

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

                                                                 THIRD QUARTER        NINE MONTHS
                                                               ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                               -------------------  -------------------
                                                                  2004    2003         2004    2003
                                                                 ------  ------       ------  ------
Basic weighted average common shares outstanding ............    50,293  48,992       49,943  48,668
Dilutive effect of stock options, unvested restricted shares,
and  DCUs ...................................................     2,107   1,468        1,894   1,081
                                                                 ------  ------       ------  ------
Diluted weighted average common shares outstanding ..........    52,400  50,460       51,837  49,749
                                                                 ======  ======       ======  ======

4.    INVENTORIES

      The components of inventories as of September 30, 2004 and December 31, 2003 were:

                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                   2004         2003
                                                               -------------  ------------
Raw materials................................................    $  51,516     $  38,998
Work-in-process..............................................       14,609        13,651
Finished goods...............................................       58,563        52,655
   Total.....................................................   ----------     ---------
                                                                 $ 124,688     $ 105,304
                                                                ==========     =========

      Inventories carried on a LIFO basis amounted to $103,955 and $90,812 at September 30, 2004 and December 31, 2003, respectively. The impact on earnings of using the LIFO method is not material.

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

5.    COMMON AND PREFERRED STOCK

      On April 22, 2004, the company's Board of Directors authorized a three-for-two common stock split effected in the form of a 50% dividend paid on May 28, 2004, to shareholders of record on May 14, 2004. Par value of common stock remained at $.01 per share. All prior share and per share amounts have been restated to reflect the stock split.

      The company had five million shares of preferred stock authorized but unissued at September 30, 2004 and December 31, 2003.

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

                                                THIRD QUARTER             NINE MONTHS
                                            ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                            -------------------       -------------------
                                              2004       2003        2004            2003
                                          ----------  ----------   ---------      ---------
Net income
     As reported ......................   $  23,219     $  16,509  $  63,745      $  46,147
                                          =========     =========  =========      =========
     Pro forma ........................   $  21,833     $  15,316  $  59,776      $  42,565
                                          =========     =========  =========      =========
Basic EPS
     As reported ......................   $     .46     $     .34  $    1.28      $     .95
                                          =========     =========  =========      =========
     Pro forma ........................   $     .43     $     .31  $    1.20      $     .87
                                          =========     =========  =========      =========
Diluted EPS
     As reported ......................   $     .44     $     .33  $    1.23      $     .93
                                          =========     =========  =========      =========
     Pro forma ........................   $     .42     $     .30  $    1.15      $     .86
                                          =========     =========  =========      =========

7.    RETIREMENT BENEFITS

      The company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

                                               PENSION BENEFITS
                                     ----------------------------------------
                                       THIRD QUARTER        NINE MONTHS
                                     ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                     -------------------  -------------------
                                       2004      2003       2004      2003
                                     -------   -------    -------   -------
Service cost ......................  $ 1,078   $   941   $ 3,216   $ 2,769
Interest cost .....................    1,270     1,175     3,797     3,459
Expected return on plan assets ....   (1,379)     (862)   (4,141)   (2,537)
Net amortization ..................      791       803     2,377     2,365
                                     -------   -------   -------   -------
    Net periodic benefit cost .....  $ 1,760   $ 2,057   $ 5,249   $ 6,056
                                     =======   =======   =======   =======

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                         OTHER BENEFITS
                               ----------------------------------------
                                 THIRD QUARTER          NINE MONTHS
                               ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                               -------------------  -------------------
                                  2004    2003         2004     2003
                                  ----    ----         ----     ----
Service cost ................    $ 107   $  88        $  304  $   279
Interest cost ...............      250     284           797      901
Net amortization ............       (9)     (8)           49      (26)
                                 -----   -----        ------  -------
 Net periodic benefit cost...    $ 348   $ 364        $1,150  $ 1,154
                                 =====   =====        ======  =======

      The company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $9.0 million to these pension plans and $.7 million to its other postretirement benefit plans in 2004. As of September 30, 2004, $9.2 million of contributions have been made to the pension plans and $.3 million has been made to its other postretirement benefit plans. The company presently anticipates contributing an additional $.3 million and $.1 million to fund the pension plans and other postretirement benefit plans, respectively, in 2004 for a total of $9.5 million and $.4 million.

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

      For the three and nine months ended September 30, 2004, we reported higher orders, sales, operating income, net income and diluted earnings per share as compared with the same period of last year. We are encouraged by the company's financial and operating performance during the quarter and the first nine months of 2004. Improving economic conditions and global demand enabled our business units to deliver record levels of sales and earnings for both the quarter and first nine months of the year. The quarter reflected our 11th consecutive quarter of year-over-year gross margin expansion, our ninth consecutive quarter of year-over-year earnings growth, and our eighth consecutive quarter of year-over-year growth in base business sales. All three of our segments experienced organic growth led by our Pump Products business.

      The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below. Business conditions in the quarter improved from the prior year and our performance in subsequent quarters will depend on the strength of the economic recovery. As a short-cycle business, our performance is reliant upon the current pace of incoming orders. Although we have limited visibility on future business conditions, we believe IDEX is well positioned for earnings growth as the economy improves, based on our lower cost levels resulting from our operational excellence initiatives. At the same time, we continue to invest in new products, applications and global markets, while pursuing strategic acquisitions to drive longer term profitable growth.

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

PERFORMANCE IN THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE SAME PERIOD OF 2003

      For the three months ended September 30, 2004, orders, sales and profits were higher than the comparable third quarter of last year. New orders totaled $235.0 million, 21% higher than the same period last year. Excluding the impact of foreign currency translation and the Sponsler (June 2003), Classic (September
2003), Vetter (January 2004), Systec (April 2004), Scivex (May 2004) and Dinglee (July 2004) acquisitions, orders were 9% higher than the third quarter of 2003.

      Sales in the third quarter were $237.6 million, a 20% improvement from last year's third quarter as base business shipments grew 9%, foreign currency translation provided a 3% improvement and acquisitions accounted for an 8% increase. Base business sales grew 13% domestically and were up 4% internationally during the quarter. Sales to international customers from base businesses represented approximately 42% of total sales, compared with 44% in 2003.

      For the quarter, the Pump Products Group contributed 60% of sales and 57% of operating income, the Dispensing Equipment Group accounted for 17% of sales and 16% of operating income, and the Other Engineered Products Group represented 23% of sales and 27% of operating income.

      Pump Products Group sales of $142.4 million for the three months ended September 30, 2004 rose $27.5 million, or 24% compared with 2003, reflecting 11% base business growth, a 2% favorable impact from foreign currency translation, and an 11% increase due to the acquisitions of Sponsler, Classic, Systec and Scivex. In the third quarter of 2004, base business sales grew 12% domestically and 10% internationally. Base business sales to customers outside the U.S. were approximately 38% of total group sales in 2004 compared with 39% in 2003.

      Dispensing Equipment Group sales of $40.0 million increased $3.2 million, or 9%, in the third quarter of 2004 compared with last year's third quarter. This increase was attributed to favorable foreign currency translation of 4% and a 5% increase in base business volume. In the third quarter of 2004, base business sales increased 14% domestically but decreased 1% internationally. Base business sales to customers outside the U.S. were approximately 60% of total group sales in the 2004 quarter, compared with 63% in 2003.

      Other Engineered Products Group sales of $56.0 million increased by $9.6 million, or 21%, in the third quarter of 2004 compared with 2003. This increase reflects an 8% increase in base business volume, favorable foreign currency translation of 4% and a 9% increase due to the Vetter and Dinglee acquisitions. In the third quarter of 2004, base business sales increased 17% domestically, but declined 3% internationally. Base business sales to customers outside the U.S. were approximately 38% of total group sales in the 2004 quarter, compared with 42% in 2003.

                        IDEX CORPORATION AND SUBSIDIARIES
                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                               THIRD QUARTER           NINE MONTHS
                                          ENDED SEPTEMBER 30, (1) ENDED SEPTEMBER 30, (1)
                                          ----------------------- -----------------------
                                              2004       2003        2004       2003
                                            --------   --------    --------   --------
Pump Products Group
     Net sales ...........................  $142,358   $114,906    $397,539   $339,047
     Operating income (2) ................    26,284     18,649      68,234     50,436
     Operating margin ....................      18.5%      16.2%       17.2%      14.9%
     Depreciation and amortization .......  $  4,290   $  4,139    $ 12,467   $ 12,630
     Capital expenditures ................     3,234      3,796       9,835      9,083
Dispensing Equipment Group
     Net sales ...........................  $ 40,028   $ 36,791    $127,546   $123,557
     Operating income (2) ................     7,348      5,878      26,590     20,587
     Operating margin ....................      18.4%      16.0%       20.8%      16.7%
     Depreciation and amortization .......  $  1,384   $  1,390    $  4,218   $  4,459
     Capital expenditures ................       545        582       1,961      1,655
Other Engineered Products Group
     Net sales ...........................  $ 56,005   $ 46,364    $162,889   $139,526
     Operating income (2) ................    12,501      8,660      34,052     24,581
     Operating margin ....................      22.3%      18.7%       20.9%      17.6%
     Depreciation and amortization .......  $  1,546   $  1,389    $  4,649   $  3,989
     Capital expenditures ................       940        723       2,462      2,658
Company
     Net sales ...........................  $237,557   $197,314    $685,747   $599,959
     Operating income ....................    39,961     28,943     111,061     81,901
     Operating margin ....................      16.8%      14.7%       16.2%      13.7%
     Depreciation and amortization (3) ...  $  7,950   $  7,520    $ 23,335   $ 22,887
     Capital expenditures ................     5,046      5,207      14,805     13,614

(1) Includes acquisitions of Sponsler (June 2003), Classic Engineering (September 2003), Systec (April 2004) and Scivex (May 2004) in the Pump Products Group and Manfred Vetter (January 2004) and Tianjin Dinglee (July
      2004) in the Other Engineered Products Group from the dates of acquisition.

(2)   Group operating income excludes unallocated corporate operating expenses.

(3)   Excludes amortization of debt issuance expenses.

      Gross profit of $95.0 million in the third quarter of 2004 increased by $18.8 million, or 25%, from 2003. Gross profit as a percent of sales was 40.0% in 2004 and increased from 38.6% in 2003. The improved gross margins primarily reflected volume leverage and savings realized from the company's Global Sourcing, Six Sigma, Kaizen and Lean Manufacturing initiatives.

      Selling, general and administrative expenses (SG&A) increased to $55.0 million in 2004 from $47.2 million in 2003 primarily due to acquisitions, and as a percent of sales was 23.2%, down from 23.9% in 2003.

      Operating income increased by $11.1 million, or 38%, to $40.0 million in the third quarter of 2004 from $28.9 million in 2003, primarily reflecting the higher gross margins partially offset by the increased SG&A expenses. Third quarter operating margins were 16.8% of sales, 2.1 percentage points higher than the third quarter of 2003. The improvement from last year resulted from a 1.4 percentage point increase in gross margins and a .7 percentage point decrease in SG&A as a percent of sales. In the Pump Products Group, operating income of $26.3 million and operating margins of 18.5% in the third quarter of 2004 were up from the $18.6 million and 16.2% recorded in 2003 principally due to volume leverage and the impact of our operational excellence initiatives. Operating income for the Dispensing Equipment Group of $7.3 million and operating margins of 18.4% in the third quarter of 2004 were up from the $5.9 million and 16.0% in 2003 primarily due to the company's operational excellence initiatives, as well as volume improvement. Operating income in the Other Engineered Products Group of $12.5 million and operating margins of 22.3% in the third quarter of 2004 increased from $8.7 million and 18.7% achieved in 2003 and primarily reflected increased sales volume and the impact of operational excellence initiatives.

      Other expense in the quarter was $.4 million and included approximately $.7 million of hurricane - related costs incurred at our Punta Gorda, Florida, pump manufacturing facility.

      The provision for income taxes increased to $12.5 million in the third quarter of 2004 from $9.1 million in 2003. The effective tax rate decreased to 35.0% in 2004 from 35.5% in 2003 due to a favorable impact from research and development credits net of the resolution of certain tax matters.

      Net income for the current quarter was $23.2 million, 41% higher than the $16.5 million earned in the third quarter of 2003. Diluted earnings per share in the third quarter of 2004 of $.44 increased $.11, or 33%, compared with the third quarter of 2003.

PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE SAME PERIOD OF 2003

      Orders, sales and profits were higher for the first nine months of 2004 compared with the same period last year. New orders for the first nine months of 2004 totaled $703.6 million, 16% higher than last year. Excluding the impact of foreign currency translation and acquisitions, orders were 8% higher than the comparable period of 2003.

      Sales in the first nine months of 2004 increased 14% to $685.7 million from $600.0 million a year ago. Base business sales rose 5%, foreign currency translation added 3%, and acquisitions accounted for a 6% improvement. Base business sales grew 9% domestically and 2% internationally during the first nine months of 2004. For the first nine months of the year, base business sales to international customers were approximately 44% of total sales, versus 45% in 2003.

      For the first nine months of 2004, the Pump Products Group contributed 58% of sales and 53% of operating income, the Dispensing Equipment Group accounted for 18% of sales and 21% of operating income, and the Other Engineered Products Group represented 24% of sales and 26% of operating income.

      Pump Products Group sales of $397.5 million increased $58.5 million, or 17%, for the first nine months ended September 30, 2004 compared with 2003. Base business sales provided an 8% increase, acquisitions accounted for a 7% sales improvement and foreign currency translation added 2%. In the first nine months of 2004, base business sales grew 10% domestically and 6% internationally. Base business sales to customers outside the U.S. were approximately 38% of total group sales in the 2004 period versus 39% in 2003.

      Dispensing Equipment Group sales of $127.5 million increased $4.0 million, or 3%, in the first nine months of 2004 compared with the same period in 2003. This increase was attributed to favorable foreign currency translation of 5%, offset by a 2% decrease in base business volume. In the first nine months of 2004, base business sales increased 2% domestically, but declined 5% internationally. Base business sales to customers outside the U.S. were approximately 63% of total group sales in the first nine months of 2004, compared with 64% in 2003.

      Other Engineered Products Group sales of $162.9 million increased by $23.4 million, or 17%, in the first nine months of 2004 compared with 2003. This reflected a 6% increase in base business volume, a 4% improvement from foreign currency translation, and a 7% favorable impact from the Vetter and Dinglee acquisitions. In the first nine months of 2004, base business sales increased 12% domestically and were down less than 1% internationally. Base business sales to customers outside the U.S. were approximately 40% of total group sales in 2004, compared with 43% in 2003.

      Gross profit of $274.6 million in the first nine months of 2004 increased by $42.0 million, or 18%, from 2003. Gross profit as a percent of sales was 40.1% in 2004 and increased from 38.8% in 2003. The improved gross margins primarily reflected volume leverage and savings realized from our Global Sourcing, Six Sigma, Kaizen and Lean Manufacturing initiatives.

      Operating income increased by $29.2 million, or 36%, to $111.1 million in the first nine months of 2004 from $81.9 million in 2003, primarily reflecting the higher gross margins discussed above, partially offset by increased SG&A expenses. Operating margins for the first nine months of 2004 were 16.2% compared with 13.7% in the prior year period. The margin increase from last year was primarily due to volume leverage and the improvement in gross margins discussed above. In the Pump Products Group, operating income of $68.2 million and operating margins of 17.2% in 2004 were up from the $50.4 million and 14.9% recorded in 2003. Operating income for the Dispensing Equipment Group of $26.6 million and operating margins of 20.8% in 2004 were up from the $20.6 million and 16.7% in 2003. Operating income in the Other Engineered Products Group of $34.1 million and operating margins of 20.9% in 2004 increased from $24.6 million and 17.6% achieved in 2003.

      SG&A increased to $163.6 million in the first nine months of 2004 from $150.7 million in 2003, and as a percent of sales was 23.9%, down from 25.1% in 2003. The increase in SG&A expenses reflected the cumulative impact of acquisitions made in 2004 and 2003, volume-related expenses and the deliberate reinvestment in the businesses to drive organic growth.

      Other expense in the first nine months of 2004 of $.6 million was unfavorable compared with $.4 million of income in 2003. The $1.0 million variance was due to approximately $.7 million of hurricane-related costs incurred at our Punta Gorda, Florida, pump manufacturing facility.

      The provision for income taxes increased to $35.8 million in the first nine months of 2004 from $25.4 million in 2003. The effective tax rate increased to 36.0% in 2004 from 35.5% in 2003 due to a greater proportion of income in higher tax jurisdictions, and the resolution of certain tax matters, net of a favorable impact from research and development credits.

      Net income for the first nine months of 2004 was $63.7 million, 38% higher than the $46.1 million earned in the same period of 2003. Diluted earnings per share in the first nine months of 2004 of $1.23 increased $.30, or 32%, compared with the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2004, working capital was $115.5 million and our current ratio was 1.8 to 1. Cash flows from operating activities increased $3.9 million, or 4%, to $94.2 million in 2004 mainly due to the improved operating results discussed above partially offset by higher working capital.

      Cash flows provided from operations was more than adequate to fund capital expenditures of $14.8 million and $13.6 million in the first nine months of 2004 and 2003, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support IDEX's Global Sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

      The company acquired Manfred Vetter in January 2004, Systec in April 2004, Scivex in May 2004 and Dinglee in July 2004 at a cost of $44.8 million, $22.4 million, $98.7 million and $4.2 million, respectively. All payments for acquisitions were financed under the company's credit facility.

      In addition to the $150.0 million of 6.875% Senior Notes due February 15, 2008, the company also has a $300.0 million domestic multi-currency bank revolving credit facility (Credit Facility), which expires June 8, 2006. At September 30, 2004, the maximum amount available under the Credit Facility was $300.0 million, of which $66.0 million was borrowed, with outstanding letters of credit totaling $4.0 million. The Credit Facility contains a covenant that limits total debt outstanding to three times operating cash flow, as defined in the agreement. Our total debt outstanding was $264.3 million at September 30, 2004, and based on the covenant, total debt outstanding was limited to $533.7 million. Interest is payable quarterly on the outstanding balance at the agent bank's reference rate or at LIBOR plus an applicable margin and a utilization fee if the total borrowings exceed certain levels. The applicable margin is based on the credit rating of our Senior Notes, and can range from 25 basis points to 100 basis points. The utilization fee can range from zero to 25 basis points. On March 27, 2003, Standard & Poor's upgraded its corporate credit and senior unsecured debt ratings on IDEX to BBB from BBB-. As a result of this change, at September 30, 2004, the applicable margin was 57.5 basis points and the utilization fee was zero. We also pay an annual fee of 17.5 basis points on the total Credit Facility.

      In December 2001, we, and certain of our subsidiaries, entered into a one-year, renewable agreement with a financial institution, under which we collateralized certain receivables for borrowings (Receivables Facility). This agreement was renewed in December 2003 for another year. The Receivables Facility provides for borrowings of up to $25.0 million, depending upon the level of eligible receivables. At September 30, 2004, $25.0 million was borrowed and included in long-term debt at an interest rate of approximately 1.9%.

      We also have a $30.0 million demand line of credit (Short-Term Facility), which expires May 20, 2005. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At September 30, 2004, $13.0 million was borrowed and included in long-term debt at an interest rate of approximately 2.4%.

      We believe the company will generate sufficient cash flow from operations for the next 12 months and in the long term to meet its operating requirements, interest on all borrowings, required debt repayments, any authorized share repurchases, planned capital expenditures, and annual dividend payments to holders of common stock. Since we began operations in January 1988 and through September 30, 2004, we have borrowed approximately $1,077.0 million under our various credit agreements to complete 28 acquisitions. During the same period we generated, principally from operations, cash flow of $978.0 million to reduce indebtedness. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, we may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term debt.

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

Noncurrent assets - The company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. In particular, the recoverability of September 30, 2004 balances for goodwill and intangible assets of $700.0 million and $29.2 million, respectively, are subject to estimation processes, which depend on the accuracy of underlying assumptions, including future operating results. The company evaluates the recoverability of each of these assets based on estimated business values and estimated future cash flows (derived from estimated earnings and cash flow multiples). The recoverability of these assets depends on the reasonableness of these assumptions and how they compare with the eventual operating performance of the specific businesses to which the assets are attributed. To the extent actual business values or cash flows differ from those estimated amounts, the recoverability of these noncurrent assets could be affected.

Income taxes - Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. The management of the company periodically estimates the company's probable tax obligations using historical experience in tax jurisdictions and informed judgments. To the extent actual results differ from these estimated amounts, results could be adversely affected.

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

Defined benefit retirement plans - The plan obligations and related assets of defined benefit retirement plans are presented in Note 14 of the Notes to Consolidated Financial Statements in the 2003 Annual Report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by consulting actuaries using a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate at which the obligation could be effectively settled and the anticipated rate of future salary increases. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases, and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, operating results could be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $264.3 million of total debt outstanding at September 30, 2004. Approximately 43% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $.6 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the company's outstanding long-term debt.

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

      Claims have been filed in Alabama, California, Connecticut, Georgia, Illinois, Louisiana, Massachusetts, Michigan, Mississippi, Nevada, New Jersey, New York, Ohio, Pennsylvania, Texas, Utah, Washington and Wyoming. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for reasonable amounts. Only one case has been tried, resulting in a verdict for the company's business unit.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                                                             Total Number of     Maximum Number of
                                                           Shares Purchased as  Shares that May Yet
                                                            Part of Publicly    be Purchased Under
                        Total Number of   Average Price      Announced Plans         the Plans
       Period           Shares Purchased  Paid per Share     or Programs (1)      or Programs (1)
       ------           ----------------  --------------   -------------------  -------------------

   July 1, 2004 to
    July 31, 2004              -                -                   -                2,240,250
  August 1, 2004 to
   August 31, 2004             -                -                   -                2,240,250
September 1, 2004 to
 September 30, 2004            -                -                   -                2,240,250

      (1) On October 20, 1998, IDEX's Board of Directors authorized the repurchase of up to 2.25 million shares of its common stock, either at market prices or on a negotiated basis as market conditions warrant.

ITEM 5. OTHER INFORMATION.

      There has been no material change to the procedures by which security holders may recommend nominees to the company's board.

ITEM 6. EXHIBITS.

      The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IDEX CORPORATION

November 3, 2004                   /s/  DOMINIC A. ROMEO
                                   --------------------------------------------
                                   Dominic A. Romeo
                                   Vice President and Chief Financial Officer
                                   (duly authorized principal financial officer)

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

4.6         Credit Lyonnais Uncommitted Line of Credit, dated as of December 3,
            2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)

4.6(a)      Amendment No. 3 dated as of May 21, 2004 to the Credit Lyonnais
            Uncommitted Line of Credit Agreement dated December 3, 2001
            (incorporated by reference to Exhibit 4.6 (b) to the Quarterly
            Report of IDEX on Form 10-Q for the quarter ended June 30, 2004,
            Commission File No. 1-10235)

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

                             EXHIBIT INDEX (CON'T.)

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
*10.1**     Employment Agreement between IDEX Corporation and Lawrence D.
            Kingsley, dated July 21, 2004

*31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*32.1 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*32.2 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

-------------------------
*   Filed herewith

**  Management contract or compensatory plan or agreement