Form 10-K
period 2004-12-31
IDEX CORP /DE/
filed 2005-02-28
CIK 832101

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

    The aggregate market value of the voting stock (based on the June 30, 2004 closing price of $34.35) held by non-affiliates of IDEX Corporation was $1,695,856,649.

    The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of January 31, 2005 was 50,846,087 (net of treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 2004 Annual Report to Shareholders of IDEX Corporation (the "2004 Annual Report") are incorporated by reference into Parts I and II of this Form 10-K and portions of the definitive Proxy Statement of IDEX Corporation (the "2005 Proxy Statement") with respect to the 2005 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

PUMP PRODUCTS GROUP

     The Pump Products Group produces a wide variety of pumps, compressors, flow meters, injectors and valves and related controls for the movement of liquids and gases. The devices and equipment produced by this group are used by a large and diverse set of industries including chemical processing, machinery, water treatment, medical equipment, liquid petroleum distribution, oil and refining, food and beverage, biotech, life sciences and drug processing. The eight business units that comprise this group are Gast Manufacturing, Liquid Controls, Micropump, Pulsafeeder, Rheodyne, Scivex, Viking Pump and Warren Rupp/Versa-Matic. The group accounted for 58% of sales and 54% of operating income in 2004, with 38% of sales to customers outside the U.S.

     Gast Manufacturing. Gast Manufacturing, acquired in 1998, is a leading manufacturer of air-moving products, including air motors, low- and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast's products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure. Gast's primary markets served are medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts and industrial manufacturing. Gast is based in Benton Harbor, Michigan, with additional facilities in England. Approximately 20% of Gast's 2004 sales were to customers outside the U.S.

     Liquid Controls. Liquid Controls, acquired in January 2001, is a leading manufacturer of positive displacement flow meters and electronic registration and control products. Applications for its products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Liquid Controls is headquartered in Lake Bluff, Illinois, with additional operations in Italy and India. During 2001, the Company decided to operate its previously acquired Corken business unit as part of Liquid Controls. Corken, based in Oklahoma City, Oklahoma and acquired by IDEX in 1991, is a leading producer of positive displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Sponsler Co., Inc., with headquarters in Westminster, South Carolina, was acquired in June 2003. Sponsler, which operates as part of Liquid Controls, is a manufacturer of a line of precision turbine flowmeters to meet all flow applications, including low-flow and applications where viscosity, corrosive media, extreme temperature or hazardous materials are factors. Approximately 50% of Liquid Controls' 2004 sales were outside the U.S.

     Micropump. Micropump, acquired in 1995, is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump's products are used in low-flow applications, including abrasive and corrosive applications. Micropump serves markets including printing machinery, medical equipment, paints and inks, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp and paper, water treatment and textiles. Micropump is based in Vancouver, Washington, and also has operations in England. In April 2000, IDEX acquired Ismatec SA, a leading manufacturer of peristaltic metering pumps, analytical process controllers, and sample preparation systems. Headquartered near Zurich, Switzerland, the business operates as part of Micropump and provides Micropump with entry into scientific R&D markets including pharmaceutical, medical, biotech and institutional laboratory. In May 2000, IDEX acquired Trebor International, which also now operates as part of Micropump. Headquartered in

Salt Lake City, Utah, Trebor is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Its products are used in the manufacturing of semiconductors, disk drives and flat panel displays. Approximately 60% of Micropump's 2004 sales were to customers outside the U.S.

     Pulsafeeder. Pulsafeeder, acquired in 1992, is a leading manufacturer of metering pumps, special purpose rotary pumps, peristaltic pumps, electronic controls and dispensing equipment. Pulsafeeder's products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition, and its markets include water and wastewater treatment, power generation, pulp and paper, chemical and hydrocarbon processing and swimming pools. Pulsafeeder is headquartered in Rochester, New York, with additional operations in Punta Gorda, Florida. Knight Equipment, Inc., acquired in 1997, is operated as part of the Pulsafeeder business unit, and has its headquarters in Lake Forest, California, with additional operations in The Netherlands. Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Halox Technologies, Inc., acquired in April 2002, is also operated as part of the Pulsafeeder business unit and is a small Bridgeport, Connecticut-based manufacturer of point-of-use chlorine dioxide equipment. Its products produce chlorine dioxide for use in water treatment and disinfectant applications. Chlorine dioxide is an effective biocide treatment of legionella and other water-borne pathogens. Halox products can be used in a wide variety of end markets including food and beverage, cooling towers and potable water treatment. Classic Engineering, Inc. was acquired in September 2003 and operates as part of the Pulsafeeder group. Classic, based in Jacksonville, Florida, is a supplier of fully integrated pump and metering systems to chemical companies and municipal water treatment facilities. Classic also designs, engineers and manufactures a line of standard and custom chemical-feed systems for the water, wastewater, chemical OEM, pulp and paper, cement and general industrial markets. In 2004, approximately 30% of Pulsafeeder's sales were to customers outside the U.S.

     Rheodyne. Rheodyne, acquired in July 2002, is a leading manufacturer of injectors, valves, fittings and accessories for the analytical instrumentation market. Its products are used by manufacturers of high performance liquid chromatography equipment servicing the pharmaceutical, biotech, life science, food and beverage, and chemical markets. Rheodyne is based in Rohnert Park, California, and its activities are closely coordinated with those of Ismatec, Trebor, Scivex, and Micropump. Systec, Inc., acquired in April 2004, designs and manufactures vacuum degassing products for the analytical chemistry instrumentation market. Systec, based in New Brighton, Minnesota, is operated as part of the Rheodyne business unit. Approximately 35% of Rheodyne's 2004 sales were to customers outside the U.S.

     Scivex. Scivex, acquired in May 2004, is a leading provider of fluidic components and systems for the analytical, biotechnology and diagnostic instrumentation markets. Its fluidic components and subassemblies include: fittings, precision dispensing pumps and valves, tubing and integrated tubing assemblies, filters sensors and other micro- and nano-fluidic components. Markets served by Scivex include pharmaceutical, drug discovery, chemical, biochemical processing, genomics/proteomics research, environmental labs, food/ agriculture, medical lab, personal care, and plastics/polymer/rubber production. Scivex operates Upchurch Scientific in Oak Harbor, Washington and Sapphire Engineering in Pocasset, Massachusetts. Approximately 20% of Scivex's 2004 sales were to customers outside the U.S.

     Viking Pump. Viking Pump is one of the world's largest internal gear pump producers. Viking also produces lobe and external gear pumps, strainers and reducers, and related controls. These products are used for transferring and metering thin and viscous liquids. Markets served by Viking include chemical, petroleum, pulp and paper, plastics, paints, inks, tanker trucks, compressor, construction, food and beverage, personal care, pharmaceutical and biotech. Viking operates two foundries that supply a portion of Viking's castings requirements and also sells a variety of castings to outside customers. Viking is based in Cedar Falls, Iowa, with additional operations in Canada, England and Ireland. Wrightech Corporation was acquired in October 2002 and is headquartered in Waukesha, Wisconsin. Wrightech, which operates as part of Viking Pump, is a small manufacturer of stainless-steel positive displacement pumps and replacement parts for the sanitary product marketplace. This market includes beverage, food processing, pharmaceutical, cosmetics and other industries that require sanitary processing. Approximately 35% of Viking's 2004 sales were to customers outside the U.S.

     Warren Rupp/Versa-Matic. Warren Rupp is a leading producer of air-operated and motor-driven double-diaphragm pumps. Warren Rupp's products are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. This business serves markets including chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance. Warren Rupp is based in Mansfield, Ohio. Blagdon Pump, located in the U.K., was acquired in 1997 and is operated as part of the Warren Rupp business unit. Versa-Matic Tool, Inc. was acquired in June 2001 and also operates as part of Warren Rupp. Headquartered in Export, Pennsylvania, Versa-Matic is a manufacturer and distributor of air-operated double-diaphragm pumps and pump-replacement parts. Warren Rupp's sales to customers outside the U.S. in 2004 were approximately 50%.

DISPENSING EQUIPMENT GROUP

     The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes; refinishing equipment; and centralized lubrication systems. This equipment is used in a variety of retail and commercial industries around the world. This group provides equipment, systems and services for applications such as tinting paints and coatings, industrial and automotive refinishing, and the precise lubrication of machinery and transportation equipment. The three business units that comprise this group are FAST, Fluid Management and Lubriquip. The group accounted for 18% of sales and 19% of operating income in 2004, with 63% of sales to customers outside the U.S.

     FAST. The Company acquired FAST (now FAST & Fluid Management Srl -- Italy) in 1999. F&FM is a leading European manufacturer of precision-designed tinting, mixing, dispensing and measuring equipment for refinishing, architectural and industrial paints, inks, dyes, pastes and other liquids. F&FM's products are used for the precise and reliable reproduction of colors based on paint producers' formulas. Through architectural, refinishing and industrial paint producers, precision equipment is supplied to retail and commercial stores, home centers and automotive body shops. F&FM is headquartered in Milan, Italy, with additional operations in France, Spain and the United Kingdom. Over 95% of F&FM's sales in 2004 were to customers outside the U.S.

     Fluid Management. Fluid Management, acquired in 1996, is the market leader in automatic and manually operated dispensing, metering and mixing equipment for the paints and coatings market. Fluid Management's products are used for the precise blending and mixing of base paints, tints and colorants, and inks and dyes. Fluid Management's markets include retail and commercial paint stores, hardware stores, home centers, department stores, printers, paint and ink manufacturers and point of purchase dispensers and mixing equipment for the personal care and health and beauty industry. Fluid Management is based in Wheeling, Illinois. Additional operations are located in The Netherlands and Australia. Approximately 55% of Fluid Management's 2004 sales were to customers outside the U.S.

     Lubriquip. Lubriquip is a market leader in centralized oil and grease lubrication systems, force-feed lubricators, metering devices, related electronic controls and accessories. Lubriquip's products are used to prolong equipment life, reduce maintenance costs and increase productivity. Lubriquip serves markets including machine tools, transfer machines, conveyors, packaging equipment, transportation equipment, construction machinery, food processing and paper machinery. Lubriquip is headquartered in Warrensville Heights, Ohio, with an additional operation in Madison, Wisconsin. Approximately 25% of Lubriquip's sales in 2004 were to customers outside the U.S.

OTHER ENGINEERED PRODUCTS GROUP

     The Other Engineered Products Group produces firefighting pumps, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications. The two business units that comprise this group are Hale Products and Band-It. The group accounted for 24% of sales and 27% of operating income in 2004, with 45% of sales to customers outside the U.S.

     Band-It. Band-It is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The Band-It brand is highly recognized worldwide. Band-It's products are used for securing exhaust system heat and sound shields, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling, and numerous other industrial and commercial applications. Band-It's markets include transportation equipment, oil and gas, general industrial maintenance, electronics, electrical, communications, aerospace, utility and municipal. Band-It is based in Denver, Colorado, with additional manufacturing operations in the United Kingdom, Singapore and South Africa. In 2004, approximately 45% of Band-It's sales were to customers outside the U.S.

     Hale Products. Hale Products, acquired in 1994, is a leading manufacturer of rescue systems, lifting bags, and truck-mounted fire pumps. Hale's products include the Hurst Jaws of Life(R) and LUKAS(R) rescue tool and re-railing systems. Hale's pumps are used to pump water or foam to extinguish fires; its rescue equipment is used to extricate accident victims; its forced-entry equipment is used for law enforcement; and its hydraulic products are used for re-railing, disaster recovery and recycling. Hale's markets include public and private fire and rescue organizations. LUKAS Hydraulik was acquired in 1995 and is operated as part of the Hale business unit. In January 2001, IDEX acquired Class 1, Inc., headquartered in Ocala, Florida, and now is operated as part of Hale. Class 1 is a leading supplier of components and systems to the fire and rescue vehicle market. Its primary products include electronic information controls, engine information systems, electronic multiplexing units, electrical monitoring equipment and systems and fire truck mechanical components. In January 2004, IDEX acquired Manfred Vetter GmbH, headquartered in Zulpich, Germany. Vetter, operating as part of the Hale business unit, designs and manufactures pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection, industrial maintenance, and disaster recovery and control. Tianjin Dinglee Machine and Motor Co., Ltd., based in Tianjin, China, was acquired in July 2004 and operates as part of Hale. Dinglee is a leading manufacturer of rescue tools in China. Hale is headquartered in Ocala, Florida, with additional operations in Conshohocken, Pennsylvania, Shelby, North Carolina, as well as England, Germany and China. Approximately 45% of Hale's 2004 sales were to customers outside the U.S.

GENERAL ASPECTS APPLICABLE TO THE COMPANY'S BUSINESS GROUPS

  COMPETITORS

     The Company's businesses participate in highly competitive markets. Generally, all of the Company's businesses compete on the basis of performance, quality, service and price.

     Principal competitors of the businesses in the Pump Products Group are the Blackmer division of Dover Corporation (with respect to rotary gear pumps, and pumps and small horsepower compressors used in liquified petroleum gas distribution facilities); Milton Roy, a division of United Technologies Corporation (with respect to metering pumps and controls); Roper Industries and Tuthill Corporation (with respect to rotary gear pumps); Wilden Pump and Engineering Co., a division of Dover Corporation (with respect to air-operated double-diaphragm pumps); Thomas Industries (with respect to vacuum pumps and compressors); and Valco Instruments Co. (with respect to fluid injectors and valves).

     The principal competitors of the Dispensing Equipment Group are Corob S.p.A. (with respect to dispensing and mixing equipment for the paint industry) and Lincoln Industrial (with respect to centralized lubrication systems).

     The Other Engineered Products Group's principal competitors are A.J. Gerrard & Company, a division of Illinois Tool Works Inc. (with respect to stainless steel bands, buckles and tools) and Waterous Company, a division of American Cast Iron Pipe Company (with respect to truck-mounted firefighting pumps).

  EMPLOYEES

     At December 31, 2004, IDEX had approximately 4,200 employees. Approximately 11% were represented by labor unions with various contracts expiring though February 2008. Management believes that the Company's relationship with its employees is good. The Company has historically been able to satisfactorily renegotiate its collective bargaining agreements, with its last work stoppage in March 1993.

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

  SEGMENT INFORMATION

     For segment financial information for the years 2004, 2003, and 2002, see the table titled "Company and Business Group Financial Information" presented on page 20 under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of the "Notes to Consolidated Financial Statements" starting on page 32 of the 2004 Annual Report, which is incorporated herein by reference.

  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past 5 years.

                                        YEARS OF
NAME                             AGE   SERVICE(1)                     POSITION
----                             ---   ----------                     --------
Dennis K. Williams.............  59         5       Chairman of the Board, President and Chief
                                                      Executive Officer
Lawrence D. Kingsley...........  42        --       Chief Operating Officer
Dominic A. Romeo...............  45         1       Vice President and Chief Financial Officer
Kimberly K. Bors...............  44         2       Vice President -- Human Resources
Thomas S. Giordano.............  53        --       Vice President -- Supply Chain & Logistics
Clinton L. Kooman..............  61        40       Vice President -- Controller
Douglas C. Lennox..............  52        25       Vice President -- Treasurer
John L. McMurray...............  54        12       Vice President -- Group Executive of Pump
                                                      Products and Operational Excellence
Dennis L. Metcalf..............  57        31       Vice President -- Corporate Development
Frank J. Notaro................  41         7       Vice President -- General Counsel and
                                                    Secretary
Daniel J. Salliotte............  38        --       Vice President -- Strategy and Business
                                                      Development
David T. Windmuller............  47        24       Vice President -- Group Executive of
                                                    Dispensing Equipment and Other Engineered
                                                      Products

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

     Mr. Kingsley was appointed to the position of Chief Operating Officer of the Company in August 2004. Prior to joining IDEX, Mr. Kingsley served as Corporate Vice President and Group Executive responsible for the Sensors and Controls businesses at Danaher Corporation, a $5.3 billion industrial and consumer products manufacturing company. During his tenure at Danaher, he served as President, Industrial Controls Group from April 2002 to July 2004; as President, Motion Group, Special Purpose Systems from January 2001 to March 2002; and as Vice President and General Manager, Industrial and Commercial Products Division, Kollmorgen Corporation, from June 1999 to January 2001.

     Mr. Romeo has been Vice President and Chief Financial Officer of the Company since January 2004. Prior to joining IDEX, Mr. Romeo was Vice President -- Chief Financial Officer of Honeywell Aerospace, a segment of Honeywell International, from August 2001 to January 2004. He also held the position of Chief Financial Officer of Engine Systems and Services from April 1999 to August 2001.

     Ms. Bors has been Vice President -- Human Resources of the Company since January 2003. Prior to joining IDEX, Ms. Bors was vice president of people and process integration from December 2000 to December 2002 for Brunswick Corporation's Boat Group, a $1.4 billion manufacturer of recreational boats. From December 1998 to December 2000, Ms. Bors was president of Chris Craft Boats, a division of Outboard Marine Corporation, a $1 billion recreational marine company.

     Mr. Giordano has been Vice President -- Supply Chain and Logistics of the Company since September 2004. Prior to joining IDEX, Mr. Giordano was President of Fortune Enterprises, LLC, a business enterprise providing supply chain services with primary focus on strategic sourcing and the development/management of suppliers in emerging geographies, from December 2003 to September 2004. From October 1999 to December 2003, Mr. Giordano was Executive Vice President, Global Supply Chain & Engineering Services for APW Ltd. -- Applied Power Inc./APW Ltd., a composite of global business units supporting the automotive, industrial, telecom, retail and consumer products markets.

     Mr. Kooman has been Vice President -- Controller of the Company since November 1995.

     Mr. Lennox has served as Vice President -- Treasurer of the Company since November 1995.

     Mr. McMurray has been Vice President -- Group Executive of Pumps and Operational Excellence since August 2003. Prior to that, Mr. McMurray was Vice President -- Operational Excellence since October 2000. Mr. McMurray also served as Vice President -- Group Executive from November 1998 through September 2000, and President of Viking Pump from January 1997 through September 2000.

     Mr. Metcalf has served as Vice President -- Corporate Development of the Company since March 1997.

     Mr. Notaro has served as Vice President -- General Counsel and Secretary since March 1998.

     Mr. Salliotte has been Vice President -- Strategy and Business Development of the Company since October 2004. From May 2003 to October 2004, Mr. Salliotte was a transaction advisor on behalf of two private equity firms located in Bloomfield, Michigan -- Quantum Value Management LLC and Oxford Investment Group. From April 1998 to May 2003, Mr. Salliotte worked at SPX Corporation, a multi-industrial corporation headquartered in Charlotte, North Carolina.

     Mr. Windmuller has served as Vice President -- Group Executive of Dispensing Equipment and Other Engineered Products since April 2003. Prior to that, Mr. Windmuller was Vice President -- Group Executive since October 2000. Mr. Windmuller served as Vice President -- Operations of the Company from January 1998 through September 2000.

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

ITEM 2.  PROPERTIES.

     The Company's principal plants and offices have an aggregate floor space area of approximately 3.1 million square feet, of which 2.2 million square feet (70%) are located in the U.S. and approximately 0.9 million square feet (30%) are located outside the U.S., primarily in Italy (7%), the U.K. (6%), Germany (6%) and The Netherlands (4%). These facilities are considered to be suitable and adequate for their operations. Management believes that utilization of manufacturing capacity ranges from 40% to 70% in each facility. The Company's executive office occupies approximately 19,000 square feet of leased space in Northbrook, Illinois.

     Approximately 2.3 million square feet (74%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.7 million square feet (56%) of the principal plant and office floor area is held by business units in the Pump Products Group; 0.6 million square feet (20%) is held by business units in the Dispensing Equipment Group; and 0.7 million square feet (21%) is held by business units in the Other Engineered Products Group.

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

     Claims have been filed in Alabama, California, Connecticut, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania, Texas, Utah, Washington and Wyoming. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for reasonable amounts. Only one case has been tried, resulting in a verdict for the Company's business unit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Information regarding the prices of, and dividends on, the Common Stock, and certain related matters, is incorporated herein by reference to "Shareholder Information" on page 44 of the 2004 Annual Report.

     The principal market for the Common Stock is the New York Stock Exchange, but the Common Stock is also listed on the Chicago Stock Exchange. As of January 31, 2005, Common Stock was held by approximately 6,000 shareholders and there were 50,846,087 shares of Common Stock outstanding, net of treasury shares.

                                                                 TOTAL NUMBER OF       MAXIMUM NUMBER
                                                               SHARES PURCHASED AS   OF SHARES THAT MAY
                                                                PART OF PUBLICLY      YET BE PURCHASED
                           TOTAL NUMBER OF    AVERAGE PRICE      ANNOUNCED PLANS       UNDER THE PLANS
PERIOD                     SHARES PURCHASED   PAID PER SHARE       OR PROGRAMS           OR PROGRAMS
------                     ----------------   --------------   -------------------   -------------------
October 1, 2004 to
  October 31, 2004.......          --                --                 --                2,240,250
November 1, 2004 to
  November 30, 2004......          --                --                 --                2,240,250
December 1, 2004 to
  December 31, 2004......          --                --                 --                2,240,250

ITEM 6.  SELECTED FINANCIAL DATA.

     The information set forth under "Historical Data" on pages 16 and 17 of the 2004 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 to 25 of the 2004 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information set forth under the caption "Market Risk" on page 25 of the 2004 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of IDEX, including Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon of Deloitte & Touche LLP on pages 26 to 41 of the 2004 Annual Report are incorporated herein by reference.

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

     The information set forth under the captions "Report of Independent Registered Public Accounting Firm" and "Management's Report on Internal Control Over Financial Reporting" on pages 40 and 41 of the 2004 Annual Report is incorporated herein by reference.

     There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and the information under the subheading "Information Regarding the Board of Directors and Committees," in the Company's 2005 Proxy Statement is incorporated herein by reference. Information regarding executive officers of the Company is located in Part I, Item 1, of this report under the caption "Executive Officers of the Registrant."

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

ITEM 11.  EXECUTIVE COMPENSATION.

     Information under the heading "Compensation of Executive Officers" in the Company's 2005 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information under the heading "Security Ownership" and the information under the subheading "Equity Compensation Plan Information" in the Company's 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information under the heading "Principal Accountant Fees and Services" in the Company's 2005 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)1. Financial Statements

     The following financial statements are incorporated herein by reference to the 2004 Annual Report.

                                                                  2004
                                                              ANNUAL REPORT
                                                                  PAGE
                                                              -------------
Consolidated Balance Sheets as of December 31, 2004 and
  2003......................................................       26
Consolidated Statements of Operations for the Years Ended
  December 31, 2004, 2003 and 2002..........................       27
Consolidated Shareholders' Equity for the Years Ended
  December 31, 2004, 2003 and 2002..........................       28
Consolidated Cash Flows for the Years Ended December 31,
  2004, 2003 and 2002.......................................       29
Notes to Consolidated Financial Statements..................      30-39
Reports of Independent Registered Public Accounting Firm....       40

        2. Financial Statement Schedule

                                                                     2004
                                                                   FORM 10-K
                                                                     PAGE
                                                                   ---------
(a)  Report of Independent Registered Public Accounting Firm.....     11
(b)  Schedule II -- Valuation and Qualifying Accounts............     12

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements of IDEX or the Notes thereto.

        3. Exhibits

     The exhibits filed with this report are listed on the "Exhibit Index."

     (B) Exhibit Index

     Reference is made to the Exhibit Index beginning on page 14 hereof.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

     We have audited the consolidated financial statements of IDEX Corporation and its Subsidiaries (the Company) as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated February 14, 2005; such consolidated financial statements and reports are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of IDEX Corporation, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

Chicago, Illinois
February 14, 2005

                       IDEX CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                           BALANCE    CHARGED TO                               BALANCE
                                          BEGINNING    COSTS AND                               END OF
DESCRIPTION                                OF YEAR    EXPENSES(1)   DEDUCTIONS(2)   OTHER(3)    YEAR
-----------                               ---------   -----------   -------------   --------   -------
                                                                 (IN THOUSANDS)
Allowance for Doubtful Accounts
Year Ended December 31, 2004:
  Deducted from assets to which they
     apply:
     Allowance for Doubtful Accounts....   $3,794       $  987          $906          $385     $4,260
Year Ended December 31, 2003:
  Deducted from assets to which they
     apply:
     Allowance for Doubtful Accounts....    3,089        1,150           565           120      3,794
Year Ended December 31, 2002:
  Deducted from assets to which they
     apply:
     Allowance for Doubtful Accounts....    3,375           75           533           172      3,089

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

Date: February 25, 2005

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

                    SIGNATURE                                     TITLE                       DATE
                    ---------                                     -----                       ----

              /s/ DENNIS K. WILLIAMS                Chairman of the Board, President,   February 25, 2005
 ------------------------------------------------        Chief Executive Officer
                Dennis K. Williams                  (Principal Executive Officer) and
                                                                Director


               /s/ DOMINIC A. ROMEO                     Vice President and Chief        February 25, 2005
 ------------------------------------------------     Financial Officer (Principal
                 Dominic A. Romeo                   Financial and Accounting Officer)


               /s/ BRADLEY J. BELL                              Director                February 25, 2005
 ------------------------------------------------
                 Bradley J. Bell


              /s/ FRANK S. HERMANCE                             Director                February 25, 2005
 ------------------------------------------------
                Frank S. Hermance


               /s/ GREGORY B. KENNY                             Director                February 25, 2005
 ------------------------------------------------
                 Gregory B. Kenny


               /s/ PAUL E. RAETHER                              Director                February 25, 2005
 ------------------------------------------------
                 Paul E. Raether


               /s/ NEIL A. SPRINGER                             Director                February 25, 2005
 ------------------------------------------------
                 Neil A. Springer


              /s/ MICHAEL T. TOKARZ                             Director                February 25, 2005
 ------------------------------------------------
                Michael T. Tokarz

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
  3.1          Restated Certificate of Incorporation of IDEX Corporation
               (formerly HI, Inc.) (incorporated by reference to Exhibit
               No. 3.1 to the Registration Statement on Form S-1 of IDEX,
               et al., Registration No. 33-21205, as filed on April 21,
               1988)
  3.1(a)       Amendment to Restated Certificate of Incorporation of IDEX
               Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on
               Form 10-Q for the quarter ended March 31, 1996, Commission
               File No. 1-10235)
  3.2          Amended and Restated By-Laws of IDEX Corporation
               (incorporated by reference to Exhibit No. 3.2 to
               Post-Effective Amendment No. 2 to the Registration Statement
               on Form S-1 of IDEX, et al., Registration No. 33-21205, as
               filed on July 17, 1989)
  3.2(a)       Amended and Restated Article III, Section 13 of the Amended
               and Restated By-Laws of IDEX Corporation (incorporated by
               reference to Exhibit No. 3.2(a) to Post-Effective Amendment
               No. 3 to the Registration Statement on Form S-1 of IDEX, et
               al., Registration No. 33-21205, as filed on February 12,
               1990)
  4.1          Restated Certificate of Incorporation and By-Laws of IDEX
               Corporation (filed as Exhibits No. 3.1 through 3.2(a))
  4.2          Indenture, dated as of February 23, 1998, between IDEX
               Corporation, and Norwest Bank Minnesota, National
               Association, as Trustee, relating to the 6 7/8% of Senior
               Notes of IDEX due February 15, 2008 (incorporated by
               reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
               1-10235)
  4.3          Specimen Senior Note of IDEX Corporation (incorporated by
               reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No.
               1-10235)
  4.4          Specimen Certificate of Common Stock of IDEX Corporation
               (incorporated by reference to Exhibit No. 4.3 to the
               Registration Statement on Form S-2 of IDEX, et al.,
               Registration No. 33-42208, as filed on September 16, 1991)
 *4.5          Credit Agreement, dated as of December 14, 2004, among IDEX
               Corporation, Bank of America N.A. as Agent and Issuing Bank,
               and the Other Financial Institutions Party Hereto
  4.6          Credit Lyonnais Uncommitted Line of Credit, dated as of
               December 3, 2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended
               December 31, 2001, Commission File No. 1-10235)
  4.6(a)       Amendment No. 3 dated as of May 21, 2004 to the Credit
               Lyonnais Uncommitted Line of Credit Agreement dated December
               3, 2001 (incorporated by reference to Exhibit 4.6 (b) to the
               Quarterly Report of IDEX on Form 10-Q for the quarter ended
               June 30, 2004, Commission File No. 1-10235)
  4.7          Receivables Purchase Agreement dated as of December 20, 2001 among IDEX Receivables Corporation, as Seller, IDEX
               Corporation, as Servicer, Falcon Asset Securitization
               Corporation, the Several Financial Institutions from Time to
               Time Party Hereto, and Bank One, NA (Main Office Chicago),
               as Agent (incorporated by reference to Exhibit 4.7 to the
               Annual Report of IDEX on Form 10-K for the year ended
               December 31, 2001, Commission File No. 1-10235)
 *4.7(a)       Amendment No. 3 to Receivables Purchase Agreement and
               Restated Fee Letter dated as of December 15, 2004
 10.1**        Employment Agreement between IDEX Corporation and Dennis K.
               Williams, dated April 14, 2000 (incorporated by reference to
               Exhibit No. 10.6 to the Quarterly Report of IDEX on Form
               10-Q for the quarter ended June 30, 2000, Commission File
               No. 1-10235)
*10.1(a)**     Transition and Retirement Agreement between IDEX Corporation and Dennis K. Williams, dated February 25, 2005

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
 10.2**        Revised and Restated IDEX Management Incentive Compensation
               Plan for Key Employees Effective January 1, 2003
 10.3**        Form of Indemnification Agreement of IDEX Corporation
               (incorporated by reference to Exhibit No. 10.23 to the
               Registration Statement on Form S-1 of IDEX, et al.,
               Registration No. 33-28317, as filed on April 26, 1989)
 10.4**        Form of Shareholder Purchase and Sale Agreement of IDEX
               Corporation (filed as Exhibit No. 4.8)
 10.5**        IDEX Corporation Amended and Restated Stock Option Plan for
               Outside Directors adopted by resolution of the Board of
               Directors dated as of January 25, 2000 (incorporated by
               reference to Exhibit No. 10.1 of the Quarterly Report of
               IDEX on Form 10-Q for the quarter ended March 31, 2000,
               Commission File No. 10-10235)
 10.5(a)**     First Amendment to IDEX Corporation Amended and Restated
               Stock Option Plan for Outside Directors, adopted by
               resolution of the Board of Directors dated as of November
               20, 2003 (incorporated by reference to Exhibit 10.6 (a) to the Annual Report of IDEX on Form 10-K for the year ended
               December 31, 2003)
 10.6**        Non-Qualified Stock Option Plan for Non-Officer Key
               Employees of IDEX Corporation (incorporated by reference to
               Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K
               for the year ended December 31, 1992, Commission File No.
               1-102351)
 10.7**        Third Amended and Restated 1996 Stock Option Plan for
               Non-Officer Key Employees of IDEX Corporation dated January
               9, 2003 (incorporated by reference to Exhibit 4.1 to the
               Registration Statement on Form S-8 of IDEX, Registration No.
               333-104768, as filed on April 25, 2003)
 10.8**        Non-Qualified Stock Option Plan for Officers of IDEX
               Corporation (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended
               December 31, 1992, Commission File No. 1-102351)
 10.9**        First Amended and Restated 1996 Stock Plan for Officers of
               IDEX Corporation (incorporated by reference to Exhibit No.
               10.1 to the Quarterly Report of IDEX on Form 10-Q for the
               quarter ended March 31, 1998, Commission File No. 1-102351)
 10.10**       2001 Stock Plan for Officers dated March 27, 2001
               (incorporated by reference to Exhibit No. 10.2 to the
               Quarterly Report of IDEX on Form 10-Q for the quarter ended
               March 31, 2001, Commission File No. 1-10235)
 10.11**       Executive Incentive Bonus Plan dated March 27, 2001
               (incorporated by reference to Exhibit No. 10.1 to the
               Quarterly Report of IDEX on Form 10-Q for the quarter ended
               March 31, 2001, Commission File No. 1-10235)
 10.12**       IDEX Corporation Supplemental Executive Retirement Plan
               (incorporated by reference to Exhibit No. 10.17 to the
               Annual Report of IDEX on Form 10-K for the year ended
               December 31, 1992, Commission File No. 1-102351)
 10.13**       Second Amended and Restated IDEX Corporation Directors
               Deferred Compensation Plan (incorporated by reference to
               Exhibit No. 10.14(b) to the Annual Report of IDEX on Form
               10-K for the year ended December 31, 1997, Commission File
               No. 1-10235)
 10.14**       IDEX Corporation 1996 Deferred Compensation Plan for
               Officers (incorporated by reference to Exhibit No. 4.8 to
               the Registration Statement on Form S-8 of IDEX, et al.,
               Registration No. 333-18643, as filed on December 23, 1996)
 10.14(a)**    First Amendment to the IDEX Corporation 1996 Deferred
               Compensation Plan for Officers, dated March 23, 2004
               (incorporated by reference to Exhibit No. 10.1 to the
               Quarterly Report of IDEX on Form 10-Q for the quarter ended
               March 31, 2004)

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
 10.15**       IDEX Corporation 1996 Deferred Compensation Plan for
               Non-Officer Presidents (incorporated by reference to Exhibit
               No. 4.7 to the Registration Statement on Form S-8 of IDEX,
               et al., Registrant No. 333-18643, as filed on December 23,
               1996)
 10.16**       Letter Agreement between IDEX Corporation and David T.
               Windmuller, dated April 24, 2000 incorporated by reference to Exhibit No. 10.9 to the Quarterly Report of IDEX on Form
               10-Q for the quarter ended June 30, 2000, Commission File
               No. 1-10235)
 10.17**       Letter Agreement between IDEX Corporation and John L.
               McMurray, dated April 24, 2000 (incorporated by reference to
               Exhibit No. 10.17(a) to the Annual Report of IDEX on Form
               10-K for the year ended December 31, 2001, Commission File
               No. 1-10235)
 10.18**       Letter Agreement between IDEX Corporation and Dominic A.
               Romeo, dated December 1, 2003 (incorporated by reference to
               Exhibit No. 10.21 to the Annual Report of IDEX on Form 10-K
               for the year ended December 31, 2003)
 10.19**       Restricted Stock Award Agreement between IDEX Corporation
               and Dominic A. Romeo, dated January 14, 2004 (incorporated by reference to Exhibit No. 10.22 to the Annual Report of
               IDEX on Form 10-K for the year ended December 31, 2003)
 10.20**       Employment Agreement between IDEX Corporation and Lawrence
               D. Kingsley, dated July 21, 2004 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form
               10-Q for the quarter ended September 30, 2004)
 10.21**       Restricted Stock Award Agreement between IDEX Corporation
               and Lawrence D. Kingsley, dated August 23, 2004
               (incorporated by reference to Exhibit No. 10.01 to the
               Periodic Report of IDEX on Form 8-K filed on August 26,
               2004)
*12            Ratio of Earnings to Fixed Charges
*13            The portions of IDEX Corporation's 2004 Annual Report to
               Shareholders, which are specifically incorporated by
               reference.
*21            Subsidiaries of IDEX
*23            Consent of Deloitte & Touche LLP
*31.1          Certification of Chief Executive Officer Pursuant to Rule
               13a-14(a) or Rule 15d-14(a)
*31.2          Certification of Chief Financial Officer Pursuant to Rule
               13a-14(a) or Rule 15d-14(a)
*32.1          Certification pursuant to Section 1350 of Chapter 63 of
               Title 18 of the United States Code
*32.2          Certification pursuant to Section 1350 of Chapter 63 of
               Title 18 of the United States Code

---------------

 * Filed herewith

** Management contract or compensatory plan or agreement.