Form 10-Q
period 2005-03-31
IDEX CORP /DE/
filed 2005-05-06
CIK 832101

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                 Yes [X] No [ ]

      Number of shares of common stock of IDEX Corporation outstanding as of April 30, 2005: 51,095,074 (net of treasury shares).


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                        IDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                          MARCH 31,      DECEMBER 31,
                                                                                            2005            2004
                                                                                         -----------     -----------
ASSETS
Current assets
    Cash and cash equivalents ........................................................   $     8,191     $     7,274
    Receivables - net ................................................................       132,168         119,567
    Inventories ......................................................................       125,884         126,978
    Other current assets .............................................................        12,924           7,419
                                                                                         -----------     -----------
      Total current assets ...........................................................       279,167         261,238
Property, plant and equipment - net ..................................................       152,177         155,602
Goodwill - net .......................................................................       704,671         713,619
Intangible assets - net ..............................................................        29,392          29,545

Other noncurrent assets ..............................................................        29,069          26,288
                                                                                         -----------     -----------
      Total assets ...................................................................   $ 1,194,476     $ 1,186,292
                                                                                         ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Trade accounts payable ...........................................................   $    72,926     $    71,405
    Dividends payable ................................................................         6,143           6,105
    Accrued expenses .................................................................        68,275          70,745
                                                                                         -----------     -----------
      Total current liabilities ......................................................       147,344         148,255
Long-term debt .......................................................................       217,827         225,317
Other noncurrent liabilities .........................................................        99,636          99,115
                                                                                         -----------     -----------
      Total liabilities ..............................................................       464,807         472,687
                                                                                         -----------     -----------

Shareholders' equity
     Common stock, par value $.01 per share
     Shares issued and outstanding: 2005 - 51,077,943; 2004 - 50,996,444 .............           511             510
     Additional paid-in capital ......................................................       243,702         234,354
     Retained earnings ...............................................................       456,674         439,137
     Minimum pension liability adjustment ............................................        (4,644)         (4,644)
     Accumulated translation adjustment ..............................................        44,273          53,046
     Treasury stock, at cost: 2005 - 10,360; 2004 - 175,650 ..........................          (327)         (4,209)
     Unearned compensation on restricted stock .......................................       (10,520)         (4,589)
                                                                                         -----------     -----------
      Total shareholders' equity .....................................................       729,669         713,605
                                                                                         -----------     -----------
      Total liabilities and shareholders' equity .....................................   $ 1,194,476     $ 1,186,292
                                                                                         ===========     ===========

                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               FIRST QUARTER
                                                               ENDED MARCH 31,
                                                               ---------------
                                                            2005            2004
                                                          --------        --------
Net sales ..............................................  $252,058        $214,600
Cost of sales ..........................................   150,101         128,870
                                                          --------        --------
Gross profit ...........................................   101,957          85,730
Selling, general and administrative expenses ...........    61,262          54,444
                                                          --------        --------
Operating income .......................................    40,695          31,286
Other income - net .....................................       130              11
                                                          --------        --------
Income before interest expense and income taxes ........    40,825          31,297
Interest expense .......................................     3,879           3,436
                                                          --------        --------
Income before income taxes .............................    36,946          27,861
Provision for income taxes .............................    13,301          10,169
                                                          --------        --------
Net income .............................................  $ 23,645        $ 17,692
                                                          ========        ========

Basic earnings per common share ........................  $    .47        $    .36
                                                          ========        ========

Diluted earnings per common share ......................  $    .45        $    .35
                                                          ========        ========

Share data:
Basic weighted average common shares outstanding .......    50,679          49,475
Diluted weighted average common shares outstanding......    52,383          51,279


                 See Notes to Consolidated Financial Statements.



                                       -2

                        IDEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                           COMMON                                                         UNEARNED
                                          STOCK &                  MINIMUM                              COMPENSATION
                                         ADDITIONAL                PENSION     ACCUMULATED                   ON            TOTAL
                                          PAID-IN     RETAINED    LIABILITY    TRANSLATION   TREASURY    RESTRICTED    SHAREHOLDERS'
                                          CAPITAL     EARNINGS    ADJUSTMENT   ADJUSTMENT      STOCK       STOCK           EQUITY
                                         ----------   --------    ----------   ----------      -----       -----           ------
Balance, December 31, 2004..............  $ 234,864   $439,137   $  (4,644)    $   53,046    $  (4,209)   $  (4,589)    $  713,605
Net income..............................                23,645                                                              23,645
Other comprehensive income
 Unrealized translation adjustment......                                           (8,773)                                  (8,773)
                                                                               ----------                               ----------
      Other comprehensive income........                                           (8,773)                                  (8,773)
                                                      ---------                ----------                               ----------
      Comprehensive income..............                23,645                     (8,773)                                  14,872
                                                      ---------                ----------                               ----------
Issuance of 246,724 shares of
 common stock from exercise of
 stock options and deferred
 compensation plans.....................      6,562                                                                          6,562
Issuance of restricted stock............      2,787                                              3,882       (6,669)             -
Amortization of restricted stock........                                                                        738            738
Cash dividends declared - $.12 per
 common share outstanding...............                (6,108)                                                             (6,108)
                                          ---------   ---------  ---------     ----------    ---------    ---------     ----------
Balance, March 31, 2005.................  $ 244,213   $456,674   $  (4,644)    $   44,273    $    (327)   $ (10,520)    $  729,669
                                          =========   =========  =========     ==========    =========    =========     ==========


                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                            ---------------
                                                                         2005            2004
                                                                       --------         --------
Cash flows from operating activities
Net income ....................................................        $ 23,645         $ 17,692
Adjustments to reconcile to net cash from operating activities:
    Depreciation and amortization .............................           6,958            6,976
    Amortization of intangibles ...............................             181              143
    Amortization of unearned compensation .....................             738              509
    Amortization of debt issuance expenses ....................             144              145
    Deferred income taxes .....................................           3,171            1,143
    Changes in:
       Receivables - net ......................................         (13,320)          (9,729)
       Inventories ............................................            (736)          (1,668)
       Trade accounts payable .................................           1,721            6,817
       Accrued expenses .......................................          (1,798)           5,336
    Other - net ...............................................          (4,437)          (7,904)
                                                                       --------         --------
     Net cash flows from operating activities .................          16,267           19,460

Cash flows from investing activities
    Additions to property, plant and equipment ................          (5,707)          (5,348)
    Acquisition of businesses, net of cash acquired ...........            (425)         (40,648)
    Other - net ...............................................              25              330
                                                                       --------         --------
      Net cash flows from investing activities ................          (6,107)         (45,666)

Cash flows from financing activities
    Borrowings under credit facilities for acquisitions .......             425           40,648
    Net repayments under credit facilities ....................          (5,165)         (16,644)
    (Repayments) borrowings of other long-term debt ...........             (41)             643
    Dividends paid ............................................          (6,070)          (4,628)
    Proceeds from stock option exercises ......................           4,004            8,017
    Other - net ...............................................          (2,396)          (2,550)
                                                                       --------         --------
      Net cash flows from financing activities ................          (9,243)          25,486
                                                                       --------         --------

Net increase (decrease) in cash ...............................             917             (720)
Cash and cash equivalents at beginning of year ................           7,274            8,552
                                                                       --------         --------
Cash and cash equivalents at end of period ....................        $  8,191         $  7,832
                                                                       ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest ......................................................        $  6,131         $  5,841
Income taxes ..................................................           2,929             (881)


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

                                                       FIRST QUARTER
                                                      ENDED MARCH 31,
                                                      ---------------
                                                  2005              2004
                                                ---------         ---------
Net sales
  Pump Products:
    External customers ......................   $ 145,161         $ 120,538
    Intersegment sales ......................       1,137               672
                                                ---------         ---------
      Total group sales .....................     146,298           121,210
                                                ---------         ---------
  Dispensing Equipment:
    External customers ......................      51,327            41,619
    Intersegment sales ......................          --                --
                                                ---------         ---------
      Total group sales .....................      51,327            41,619
                                                ---------         ---------
  Other Engineered Products:
    External customers ......................      55,570            52,443
    Intersegment sales ......................           2                 1
                                                ---------         ---------
      Total group sales .....................      55,572            52,444
                                                ---------         ---------
  Intersegment elimination ..................      (1,139)             (673)
                                                ---------         ---------
      Total net sales .......................   $ 252,058         $ 214,600
                                                =========         =========
Operating income
  Pump Products .............................   $  24,331         $  18,800
  Dispensing Equipment ......................      11,578             7,896
  Other Engineered Products .................      11,561            10,669
  Corporate office and other.................      (6,775)           (6,079)
                                                ---------         ---------
       Total operating income................   $  40,695         $  31,286
                                                =========         =========


2.   EARNINGS PER COMMON SHARE

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

                                                                                         FIRST QUARTER
                                                                                         ENDED MARCH 31,
                                                                                         ---------------
                                                                                      2005            2004
                                                                                    -------          -------
Basic weighted average common shares outstanding.................................    50,679           49,475
Dilutive effect of stock options, unvested restricted shares, and DCUs...........     1,704            1,804
                                                                                    -------          -------
Diluted weighted average common shares outstanding...............................    52,383           51,279
                                                                                    =======          =======

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


3.   INVENTORIES

     The components of inventories as of March 31, 2005 and December 31, 2004 were:

                                                                 MARCH 31,    DECEMBER 31,
                                                                   2005          2004
                                                                ---------     -----------
Raw materials................................................   $  50,224      $  52,824
Work-in-process..............................................      15,019         14,181
Finished goods...............................................      60,641         59,973
                                                                ---------      ---------
    Total....................................................   $ 125,884      $ 126,978
                                                                =========      =========


      Inventories carried on a LIFO basis amounted to $102,094 and $104,957 at March 31, 2005 and December 31, 2004, respectively. The impact on earnings of using the LIFO method is not material.

4.   COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at March 31, 2005 and December 31, 2004.


5.   STOCK OPTIONS

     The Company uses the intrinsic-value method of accounting for stock option awards as prescribed by Accounting Principles Board Opinion No. 25 and, accordingly, does not recognize compensation expense for its stock option awards in the Consolidated Statements of Operations. The following table reflects pro-forma net income and net income per common share had the company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                                                     FIRST QUARTER
                                                                     ENDED MARCH 31,
                                                                     ---------------
                                                                   2005          2004
                                                                ---------     -----------
Net income
     As reported.............................................   $  23,645      $  17,692
                                                                =========      =========
     Pro forma...............................................   $  21,714      $  16,470
                                                                =========      =========

Basic EPS
     As reported.............................................   $     .47      $     .36
                                                                =========      =========
     Pro forma...............................................   $     .43      $     .33
                                                                =========      =========

Diluted EPS
     As reported.............................................   $     .45      $     .35
                                                                =========      =========
     Pro forma...............................................   $     .42      $     .32
                                                                =========      =========

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

                                            --------------------       ----------------------
                                              PENSION BENEFITS             OTHER BENEFITS
                                            --------------------       ----------------------
                                               FIRST QUARTER               FIRST QUARTER
                                               ENDED MARCH 31,             ENDED MARCH 31,
                                               --------------              --------------
                                              2005        2004          2005           2004
                                            -------      -------       -------        -------
Service cost ............................   $ 1,365      $ 1,097       $   120        $   100
Interest cost ...........................     1,532        1,252           316            279
Expected return on plan assets...........    (1,786)      (1,126)         --             --
Net amortization ........................       818          760            20             29
                                            -------      -------       -------        -------
    Net periodic benefit cost............   $ 1,929      $ 1,983       $   456        $   408
                                            =======      =======       =======        =======

      The company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $1.6 million to these pension plans and $1.0 million to its other postretirement benefit plans in 2005. As of March 31, 2005, $1.5 million of contributions have been made to the pension plans and $.2 million has been made to its other postretirement benefit plans. The company presently anticipates contributing an additional $.7 million and $.8 million to fund the pension plans and other postretirement benefit plans, respectively, in 2005 for a total of $2.2 million and $1.0 million.


7.   LEGAL PROCEEDINGS

     IDEX is a party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


HISTORICAL OVERVIEW AND OUTLOOK

      IDEX Corporation sells a broad range of pump products, dispensing equipment and other engineered products to a diverse customer base in the United States and other countries around the world. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where our products are sold and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are among the factors that influence the demand for our products.

      IDEX consists of three reporting groups: Pump Products, Dispensing Equipment and Other Engineered Products.

      The Pump Products Group produces a wide variety of pumps, compressors, flow meters, injectors and valves, and related controls for the movement of liquids, air and gases. The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes, hair colorants and other personal care products; refinishing equipment; and centralized lubrication systems. The Other Engineered Products Group produces firefighting pumps, rescue tools, lifting bags and other components and systems for the fire and rescue industry; and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

      IDEX has a history of achieving above-average operating margins. Our operating margins have exceeded the average operating margin for the companies that comprise the Value Line Composite Index (VLCI) every year since 1988. We view the VLCI operating performance statistics as a proxy for an average industrial company. Our operating margins are influenced by, among other things, utilization of facilities as sales volumes change and inclusion of newly acquired businesses.

      Some of our key first quarter 2005 financial highlights were as follows:

o Orders were a record $266.6 million, 12% higher than a year ago; base business orders - excluding acquisitions and foreign currency translation
      - were up 5%.
o Sales of $252.1 million set a new record and rose more than 17%; base business sales - excluding acquisitions and foreign currency translation
      - were up 10%.
o Gross margins improved 50 basis points to 40.4% of sales, while operating margins at 16.1% were 150 basis points higher than a year ago.
o     Net income increased 34% to $23.6 million, an all-time high.
o     Diluted EPS at 45 cents were 10 cents ahead of the first quarter of 2004.

      We are pleased with our results for the first three months of 2005. Our business units continue to execute at a high level in terms of both operational excellence and new product initiatives. During the first quarter, we delivered record orders, sales, and net income, as well as our 13th consecutive quarter of year-over-year gross margin expansion. The quarter also marked our 11th consecutive quarter of year-over-year earnings growth and our 10th consecutive quarter of year-over-year growth in base business sales. We are especially pleased with the Company's 10% organic revenue growth during the quarter. All three business segments experienced organic sales growth with the strongest performance in Pump Products and Dispensing Equipment. As we move forward, we remain focused on the voice of our customer, while using the powerful combination of continuous process improvement and new product innovation to drive our future performance.

      The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth below.

      As a short-cycle business, our performance is reliant upon the current pace of incoming orders, and we have limited visibility on future business conditions. As we move forward in 2005, we believe IDEX is well positioned for earnings expansion. This is based on our lower cost structure resulting from our operational excellence discipline, our investment in new products, applications and global markets, and our pursuit of strategic acquisitions to help drive IDEX's longer term profitable growth.

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

PERFORMANCE IN THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE SAME PERIOD OF 2004

      For the three months ended March 31, 2005, orders, sales and profits were higher than the comparable first quarter of last year. New orders totaled $266.6 million, 12% higher than the same period last year. Excluding the impact of foreign currency translation and the three acquisitions made since the beginning of 2004 (Systec - April 2004; Scivex - May 2004 and Dinglee - July 2004), orders were 5% higher than the same period one year ago.

      Sales in the first quarter were $252.1 million, a 17% improvement from last year's first quarter as base business shipments grew 10%, foreign currency translation provided a 1% improvement and acquisitions accounted for a 6% increase. Base business sales grew 11% domestically and 9% internationally during the recent quarter. Sales to international customers from base businesses represented approximately 46% of total sales for both the 2005 and 2004 quarters.

      For the quarter, the Pump Products Group contributed 58% of sales and 51% of operating income, the Dispensing Equipment Group accounted for 20% of sales and 25% of operating income, and the Other Engineered Products Group represented 22% of sales and 24% of operating income.

      Pump Products Group sales of $146.3 million for the three months ended March 31, 2005 rose $25.1 million, or 21% compared with 2004, reflecting 10% base business growth, a 1% favorable impact from foreign currency translation, and a 10% increase due to the acquisitions of Systec and Scivex. In the first quarter of 2005, base business sales grew 10% domestically and 12% internationally. Base business sales to customers outside the U.S. were approximately 39% of total group sales in 2005 compared with 38% in 2004.

      Dispensing Equipment Group sales of $51.3 million increased $9.7 million, or 23%, in the first quarter of 2005 compared with last year's first quarter. This increase was attributed to favorable foreign currency translation of 3% and a 20% increase in base business volume. In the first quarter of 2005, base business sales increased 29% domestically and 15% internationally. Base business sales to customers outside the U.S. were approximately 62% of total group sales in the 2005 quarter, compared with 65% in 2004.

      Other Engineered Products Group sales of $55.6 million increased $3.1 million, or 6%, in the first quarter of 2005 compared with 2004. This increase reflects a 4% increase in base business volume and favorable foreign currency translation of 2%. In the first quarter of 2005, base business sales increased 9% domestically, but declined 2% internationally. Base business sales to customers outside the U.S. were approximately 45% of total group sales in the 2005 quarter, compared with 48% in 2004.

                                                          FIRST QUARTER
                                                        ENDED MARCH 31, (1)
                                                        -------------------
                                                       2005             2004
                                                     --------         --------
Pump Products Group
     Net sales ..................................    $146,298         $121,210
     Operating income (2) .......................      24,331           18,800
     Operating margin ...........................        16.6%            15.5%
     Depreciation and amortization ..............       4,126         $  3,859
     Capital expenditures .......................       3,584            3,733
Dispensing Equipment Group
     Net sales ..................................    $ 51,327         $ 41,619
     Operating income (2) .......................      11,578            7,896
     Operating margin ...........................        22.6%            19.0%
     Depreciation and amortization ..............    $  1,298         $  1,430
     Capital expenditures .......................         951              651
Other Engineered Products Group
     Net sales ..................................    $ 55,572         $ 52,444
     Operating income (2) .......................      11,561           10,669
     Operating margin ...........................        20.8%            20.3%
     Depreciation and amortization ..............    $  1,564         $  1,432
     Capital expenditures .......................         791              844
Company
     Net sales ..................................    $252,058         $214,600
     Operating income ...........................      40,695           31,286
     Operating margin ...........................        16.1%            14.6%
     Depreciation and amortization (3)...........    $  7,877         $  7,628
     Capital expenditures .......................       5,707            5,348


(1) Includes acquisitions of Systec (April 2004) and Scivex (May 2004) in the Pump Products Group and Dinglee (July 2004) in the Other Engineered Products Group from the dates of acquisition.
(2)   Group operating income excludes unallocated corporate operating expenses.
(3)   Excludes amortization of debt issuance expenses.

      Gross profit of $102.0 million in the first quarter of 2005 increased $16.2 million, or 19%, from 2004. Gross profit as a percent of sales was 40.4% in 2005 and increased from 39.9% in 2004. The improved gross margins primarily reflected volume leverage and savings realized from the company's Six Sigma, Lean Manufacturing and global sourcing initiatives.

      Selling, general and administrative (SG&A) expenses increased to $61.3 million in 2005 from $54.4 million in 2004 primarily due to acquisitions, currency effects and expenses related to higher volume. As a percent of sales, SG&A expenses were 24.3%, down from 25.3% in 2004.

      Operating income increased $9.4 million, or 30%, to $40.7 million in the first quarter of 2005 from $31.3 million in 2004, primarily reflecting the higher gross margins partially offset by the increased SG&A expenses. First quarter operating margins were 16.1% of sales, 150 basis points higher than the first quarter of 2004. The improvement from last year resulted from a 50 basis point increase in gross margins and a 100 basis point decrease in SG&A as a percent of sales. In the Pump Products Group, operating income of $24.3 million and operating margins of 16.6% in the first quarter of 2005 were up from the $18.8 million and 15.5% recorded in 2004 principally due to volume leverage and the impact of our operational excellence initiatives. Operating income for the Dispensing Equipment Group of $11.6 million and operating margins of 22.6% in the first quarter of 2005 were up from the $7.9 million and 19.0% in 2004 primarily due to the company's operational excellence initiatives, as well as volume improvement. Operating income in the Other Engineered Products Group of $11.6 million and operating margins of 20.8% in the first quarter of 2005 increased from $10.7 million and 20.3% achieved in 2004 and primarily reflected increased sales volume and the impact of operational excellence initiatives.

      Interest expense increased to $3.9 million in the current quarter from $3.4 million in the first quarter of 2004. The increase was principally due to higher debt levels resulting from the company's acquisitions as well as a higher interest rate environment.

      The provision for income taxes increased to $13.3 million in the first quarter of 2005 from $10.2 million in 2004. The effective tax rate decreased to 36.0% in 2005 from 36.5% in 2004 due to a favorable impact from research and development credits and a reduction in statutory rates in certain foreign jurisdictions.

      Net income for the current quarter was $23.6 million, 34% higher than the $17.7 million earned in the first quarter of 2004. Diluted earnings per share in the first quarter of 2005 of $.45 increased $.10, or 29%, compared with the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2005, working capital was $131.8 million and our current ratio was 1.9 to 1. Cash flows from operating activities decreased $3.2 million, or 16%, to $16.3 million in 2005 mainly due to the improved operating results discussed above offset by unfavorable working capital, reflecting an increase in receivables as a result of higher sales.

      Cash flows provided from operations was more than adequate to fund capital expenditures of $5.7 million and $5.3 million in the first quarter of 2005 and 2004, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support IDEX's Global Sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

      In 2004, the company acquired Systec in April 2004, Scivex in May 2004 and Dinglee in July 2004 at a cost of $22.4 million, $98.6 million and $4.1 million, respectively. All payments for acquisitions were financed under the company's credit facility.

      In addition to the $150.0 million of 6.875% Senior Notes due February 15, 2008, the company also has a $600.0 million domestic multi-currency bank revolving credit facility (Credit Facility), which expires December 14, 2009. At March 31, 2005, the maximum amount available under the Credit Facility was $600.0 million, of which $21.3 million was borrowed, with outstanding letters of credit totaling $5.1 million. The Credit Facility contains a covenant that limits total debt outstanding to 3.25 times operating cash flow, as defined in the agreement. Our total debt outstanding was $217.8 million at March 31, 2005, and based on the covenant, total debt outstanding was limited to $620.7 million. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate or, at the Company's election, at LIBOR plus an applicable margin. The applicable margin is based on the credit rating of our Senior Notes, and can range from 27 basis points to 75 basis points. Based on the Company's BBB rating at March 31, 2005, the applicable margin was 55 basis points. We also pay an annual fee of 15 basis points on the total Credit Facility.

      In December 2001, we, and certain of our subsidiaries, entered into a one-year, renewable agreement with a financial institution, under which we collateralized certain receivables for borrowings (Receivables Facility). This agreement was renewed in December 2004 for another year. The Receivables Facility provides for borrowings of up to $30.0 million, depending upon the level of eligible receivables. At March 31, 2005, there were $25.0 million in borrowings outstanding and included in long-term debt at an interest rate of approximately 2.9%.

      We also have a one-year, renewable $30.0 million demand line of credit (Short-Term Facility), which expires on May 20, 2005. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At March 31, 2005, there were $9.0 million in borrowings outstanding and included in long-term debt at an interest rate of approximately 3.4%.

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

CRITICAL ACCOUNTING ESTIMATES

      We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Notes to Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

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

Noncurrent assets - The Company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. In particular, the recoverability of March 31, 2005 balances for goodwill and intangible assets of $704.7 million and $29.4 million, respectively, are subject to estimation processes, which depend on the accuracy of underlying assumptions, including future operating results. The company evaluates the recoverability of each of these assets based on estimated business values and estimated future cash flows (derived from estimated earnings and cash flow multiples). The recoverability of these assets depends on the reasonableness of these assumptions and how they compare with the eventual operating performance of the specific businesses to which the assets are attributed. To the extent actual business values or cash flows differ from those estimated amounts, the recoverability of these noncurrent assets could be affected.

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

Defined benefit retirement plans - The plan obligations and related assets of defined benefit retirement plans are presented in Note 14 of the Notes to Consolidated Financial Statements in the 2004 Annual Report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by consulting actuaries using a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate at which the obligation could be effectively settled and the anticipated rate of future salary increases. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases, and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, operating results could be adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $217.8 million of total debt outstanding at March 31, 2005. Approximately 30% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $.3 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the company's outstanding long-term debt. As of March 31, 2005, the Company did not have any derivative instruments outstanding.

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

      During the first quarter of 2005, the Company implemented a new ERP system at one of our larger business units. The Company believes that effective internal control over financial reporting was maintained during and after this conversion.

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

      Claims have been filed in Alabama, California, Connecticut, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, Ohio, Oregon, Pennsylvania, Texas, Utah, Washington and Wyoming. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for reasonable amounts. Only one case has been tried, resulting in a verdict for the Company's business unit.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                                                                            Total Number of       Maximum Number of
                                                                          Shares Purchased as    Shares that May Yet
                                                                           Part of Publicly      be Purchased Under
                             Total Number of         Average Price          Announced Plans           the Plans
         Period              Shares Purchased        Paid per Share         or Programs (1)        or Programs (1)
         ------              ----------------        --------------         ---------------        ---------------
   January 1, 2005 to
    January 31, 2005                -                      -                       -                  2,240,250
   February 1, 2005 to
    February 28, 2005               -                      -                       -                  2,240,250
    March 1, 2005 to
     March 31, 2005                 -                      -                       -                  2,240,250


      (1) On October 20, 1998, IDEX's Board of Directors authorized the repurchase of up to 2.25 million shares of its common stock, either at market prices or on a negotiated basis as market conditions warrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


      The company held its Annual Shareholders' Meeting on Tuesday, March 22, 2005 and voted on three matters. The first matter was the election of three directors to serve a three-year term on the Board of Directors of IDEX Corporation. The following persons received a plurality of votes cast for Class I directors.

                  Director                                       For          Withheld      Broker Non-Votes
                  --------                                       ---          --------      ----------------
                  Bradley J. Bell                             47,163,811     1,287,979              0
                  Gregory B. Kenny                            47,149,490     1,302,300              0
                  Lawrence D. Kingsley                        47,232,631     1,219,159              0

      In addition to the Class I directors named above, the following directors' terms also continued after the March 22, 2005 Annual Shareholders' Meeting.

                  Frank S. Hermance                         Michael T. Tokarz
                  Paul E. Raether                           Dennis K. Williams
                  Neil A. Springer

      Secondly, shareholders voted to amend Article IV of the Restated Certificate of Incorporation to increase the total authorized shares of Common Stock from 75,000,000 to 150,000,000 shares. The proposal received a majority of the votes cast as follows:

                  Affirmative votes                          43,484,964
                  Negative votes                              4,890,054
                  Abstentions                                    76,772
                  Broker non-votes                                    0

      Thirdly, shareholders voted on approval of the IDEX Corporation Incentive Award Plan. The proposal received a majority of the votes cast as follows:

                  Affirmative votes                          28,065,783
                  Negative votes                             16,024,138
                  Abstentions                                   377,592
                  Broker non-votes                                    0

      Lastly, shareholders voted on a proposal to appoint Deloitte & Touche LLP as auditors. The proposal received a majority of the votes cast as follows:

                  Affirmative votes                          44,802,393
                  Negative votes                              3,638,095
                  Abstentions                                    11,302
                  Broker non-votes                                    0


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




                                 IDEX CORPORATION


May 6, 2005                       /s/  Dominic A. Romeo
                                 ---------------------------------------------
                                 Dominic A. Romeo
                                 Vice President and Chief Financial Officer
                                 (duly authorized principal financial officer)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------

3.1 Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on April 21, 1988)

3.1(a) Amendment to Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235)

3.1(b) Amendment to Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1 (b) to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)

3.2 Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on July 17, 1989)

3.2(a) Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on February 12, 1990)

4.1 Restated Certificate of Incorporation and By-Laws of IDEX Corporation (filed as Exhibits No. 3.1 through 3.2 (a))

4.2 Indenture, dated as of February 23, 1998, between IDEX Corporation, and Norwest Bank Minnesota, National Association, as Trustee, relating to the 6-7/8% Senior Notes of IDEX Corporation due February 15, 2008 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No. 1-10235)

4.3 Specimen Senior Note of IDEX Corporation (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated February 23, 1998, Commission File No. 1-10235)

4.4 Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)

4.5 Credit Agreement, dated as of December 14, 2004, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the Other Financial Institutions Party Hereto (incorporated by reference to Exhibit No. 4.5 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2004, Commission File No. 1-10235)

4.6 Credit Lyonnais Uncommitted Line of Credit, dated as of December 3, 2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)

4.6(a) Amendment No. 3 dated as of May 21, 2004 to the Credit Lyonnais Uncommitted Line of Credit Agreement dated December 3, 2001 (incorporated by reference to Exhibit 4.6 (b) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 1-10235)

4.7 Receivables Purchase Agreement dated as of December 20, 2001 among IDEX Receivables Corporation, as Seller, IDEX Corporation, as Servicer, Falcon Asset Securitization Corporation, the Several Financial Institutions from Time to Time Party Hereto, and Bank One, NA (Main Office Chicago), as Agent (incorporated by reference to Exhibit 4.7 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)

4.7(a) Amendment No. 3 to Receivables Purchase Agreement and Restated Fee Letter dated as of December 15, 2004 (incorporated by reference to Exhibit 4.7 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2004, Commission File No. 1-10235)

                             EXHIBIT INDEX (CON'T.)


EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------

10.1** Transition and Retirement Agreement between IDEX Corporation and Dennis K. Williams, dated February 25, 2005 (incorporated by reference to Exhibit 10.1 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2004, Commission File No. 1-10235)

10.2** First Amendment to Employment Agreement between IDEX Corporation and Lawrence D. Kingsley, dated March 22, 2005 (incorporated by reference to Exhibit No. 10.20 (a) to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)

10.3** IDEX Corporation Incentive Award Plan (incorporated by reference to Appendix A of the Proxy Statement of IDEX, dated February 25, 2005, Commission File No. 1-10235)

10.4** Form Stock Option Agreement (incorporated by reference to Exhibit No. 10.23 to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)

10.5** Form Restricted Stock Agreement (incorporated by reference to Exhibit No. 10.24 to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)

10.6** Restricted Stock Agreement between IDEX Corporation and Lawrence D. Kingsley, dated March 22, 2005 (incorporated by reference to Exhibit No. 10.25 to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)

*31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*32.1 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*32.2 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

             -------------------
             *    Filed herewith
             **   Management contract or compensatory plan or agreement