Form 10-Q
period 2005-06-30
IDEX CORP /DE/
filed 2005-08-08
CIK 832101

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                 Yes [x] No [ ]

      Number of shares of common stock of IDEX Corporation outstanding as of July 31, 2005: 51,640,955 (net of treasury shares).

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        IDEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      JUNE 30,     DECEMBER 31,
                                                                        2005           2004
                                                                    ------------   ------------
ASSETS
Current assets
    Cash and cash equivalents.....................................  $      8,787   $      7,274
    Receivables - net.............................................       144,096        119,567
    Inventories...................................................       126,670        126,978
    Other current assets..........................................        11,408          7,419
                                                                    ------------   ------------
      Total current assets........................................       290,961        261,238
Property, plant and equipment - net...............................       148,318        155,602
Goodwill - net....................................................       695,129        713,619
Intangible assets - net...........................................        28,949         29,545
Other noncurrent assets...........................................        28,665         26,288
                                                                    ------------   ------------
      Total assets................................................  $  1,192,022   $  1,186,292
                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Trade accounts payable........................................  $     80,915   $     71,405
    Dividends payable.............................................         6,150          6,105
    Accrued expenses..............................................        69,381         70,745
                                                                    ------------   ------------
      Total current liabilities...................................       156,446        148,255
Long-term debt....................................................       190,066        225,317
Other noncurrent liabilities......................................       100,130         99,115
                                                                    ------------   ------------
      Total liabilities...........................................       446,642        472,687
                                                                    ------------   ------------

Shareholders' equity
    Common stock, par value $.01 per share
    Shares issued: 2005 - 51,328,849; 2004 - 50,996,444...........           513            510
    Additional paid-in capital....................................       250,735        234,354
    Retained earnings.............................................       479,452        439,137
    Minimum pension liability adjustment..........................        (4,644)        (4,644)
    Accumulated translation adjustment............................        30,923         53,046
    Treasury stock, at cost: 2005 - 51,783; 2004 - 175,650........        (1,873)        (4,209)
    Unearned compensation on restricted stock.....................        (9,726)        (4,589)
                                                                    ------------   ------------
      Total shareholders' equity..................................       745,380        713,605
                                                                    ------------   ------------
      Total liabilities and shareholders' equity..................  $  1,192,022   $  1,186,292
                                                                    ============   ============

            See Notes to Condensed Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                SECOND QUARTER         SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                         -----------------------  ----------------------
                                                            2005        2004         2005         2004
                                                         ----------  -----------  ----------  ----------
Net sales..............................................  $  271,758  $   233,590  $  523,816  $  448,190
Cost of sales..........................................     160,109      139,667     310,210     268,537
                                                         ----------  -----------  ----------  ----------
Gross profit...........................................     111,649       93,923     213,606     179,653
Selling, general and administrative expenses...........      63,517       54,109     124,779     108,553
                                                         ----------  -----------  ----------  ----------
Operating income.......................................      48,132       39,814      88,827      71,100
Other income (expense) - net...........................         245         (235)        375        (224)
                                                         ----------  -----------  ----------  ----------
Income before interest expense and income taxes........      48,377       39,579      89,202      70,876
Interest expense.......................................       3,806        3,619       7,685       7,055
                                                         ----------  -----------  ----------  ----------
Income before income taxes.............................      44,571       35,960      81,517      63,821
Provision for income taxes.............................      15,638       13,126      28,939      23,295
                                                         ----------  -----------  ----------  ----------
Net income.............................................  $   28,933  $    22,834  $   52,578  $   40,526
                                                         ==========  ===========  ==========  ==========

Basic earnings per common share........................  $      .57  $       .46  $     1.03  $      .81
                                                         ==========  ===========  ==========  ==========

Diluted earnings per common share......................  $      .55  $       .44  $     1.00  $      .79
                                                         ==========  ===========  ==========  ==========

Share data:
Basic weighted average common shares outstanding.......      50,963       50,060      50,821      49,768
Diluted weighted average common shares outstanding.....      52,641       52,037      52,484      51,578

            See Notes to Condensed Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                        COMMON                                                      UNEARNED
                                        STOCK &               MINIMUM                             COMPENSATION
                                       ADDITIONAL             PENSION    ACCUMULATED                   ON          TOTAL
                                        PAID-IN   RETAINED   LIABILITY   TRANSLATION   TREASURY    RESTRICTED   SHAREHOLDERS'
                                        CAPITAL   EARNINGS   ADJUSTMENT   ADJUSTMENT    STOCK        STOCK         EQUITY
                                       ---------- ---------  ----------  -----------  ----------  ------------  -------------
Balance, December 31, 2004............ $  234,864 $ 439,137  $   (4,644) $    53,046  $   (4,209) $     (4,589) $     713,605
Net income............................               52,578                                                            52,578
Other comprehensive income
 Unrealized translation adjustment....                                       (22,123)                                 (22,123)
                                                                         -----------                            -------------
      Other comprehensive income......                                       (22,123)                                 (22,123)
                                                  ---------              -----------                            -------------
      Comprehensive income............               52,578                  (22,123)                                  30,455
                                                  ---------              -----------                            -------------
Issuance of 497,630 shares of
 common stock from exercise of
 stock options and deferred
 compensation plans...................     13,597                                                                      13,597
Issuance of restricted stock..........      2,787                                          3,882        (6,669)             -
Amortization of restricted stock......                                                                   1,532          1,532
Restricted shares surrendered for
 tax withholdings.....................                                                    (1,546)                      (1,546)
Cash dividends declared - $.24 per
 common share outstanding.............              (12,263)                                                          (12,263)
                                       ---------- ---------  ----------  -----------  ----------  ------------  -------------
Balance, June 30, 2005................ $  251,248 $ 479,452  $   (4,644) $    30,923  $   (1,873) $     (9,726) $     745,380
                                       ========== =========  ==========  ===========  ==========  ============  =============

            See Notes to Condensed Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        SIX MONTHS
                                                                       ENDED JUNE 30,
                                                                    --------------------
                                                                      2005        2004
                                                                    ---------  ---------
Cash flows from operating activities
Net income........................................................  $  52,578  $  40,526
Adjustments to reconcile to net cash from operating activities:
   Depreciation and amortization..................................     13,764     14,068
   Amortization of intangibles....................................        365        291
   Amortization of unearned compensation..........................      1,532      1,026
   Amortization of debt issuance expenses.........................        288        290
   Deferred income taxes..........................................      5,220      2,957
   Changes in:
      Receivables - net...........................................    (28,997)   (17,193)
      Inventories.................................................     (3,519)    (4,941)
      Trade accounts payable......................................     11,091     15,984
      Accrued expenses............................................         50      1,922
   Other - net....................................................        827     (2,765)
                                                                    ---------  ---------
    Net cash flows from operating activities......................     53,199     52,165

Cash flows from investing activities
   Additions to property, plant and equipment.....................    (11,867)    (9,759)
   Acquisition of businesses, net of cash acquired................       (425)  (161,470)
   Other - net....................................................         29        392
                                                                    ---------  ---------
    Net cash flows from investing activities......................    (12,263)  (170,837)

Cash flows from financing activities
   Borrowings under credit facilities for acquisitions............        425    161,470
   Net repayments under credit facilities.........................    (34,054)   (51,736)
   Repayments of other long-term debt.............................       (647)      (409)
   Dividends paid.................................................    (12,218)    (9,297)
   Proceeds from stock option exercises...........................      8,672     17,284
   Other - net....................................................     (1,601)    (1,203)
                                                                    ---------  ---------
    Net cash flows from financing activities......................    (39,423)   116,109
                                                                    ---------  ---------

Net increase (decrease) in cash...................................      1,513     (2,563)
Cash and cash equivalents at beginning of year....................      7,274      8,552
                                                                    ---------  ---------
Cash and cash equivalents at end of period........................  $   8,787  $   5,989
                                                                    =========  =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest..........................................................  $   7,452  $   6,662
Income taxes......................................................     17,169     16,380

           See Notes to Condensed Consolidated Financial Statements.

                       IDEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1.    BASIS OF PRESENTATION

      The financial statements of IDEX Corporation have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

The financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

2.    BUSINESS SEGMENTS

      Information on IDEX's business segments is presented below, based on the nature of products and services offered. IDEX evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                                       SECOND QUARTER          SIX MONTHS ENDED
                                                        ENDED JUNE 30,           ENDED JUNE 30,
                                                   -----------------------   ---------------------
                                                      2005         2004        2005        2004
                                                   -----------   ---------   ---------   ---------
Net sales
  Pump Products:
   External customers...........................   $   157,444   $ 133,253   $ 302,605   $ 253,791
   Intersegment sales...........................           856         718       1,993       1,390
                                                   -----------   ---------   ---------   ---------
     Total group sales..........................       158,300     133,971     304,598     255,181
                                                   -----------   ---------   ---------   ---------
  Dispensing Equipment:
   External customers...........................        53,117      45,898     104,444      87,517
   Intersegment sales...........................             -           1           -           1
                                                   -----------   ---------   ---------   ---------
     Total group sales..........................        53,117      45,899     104,444      87,518
                                                   -----------   ---------   ---------   ---------
  Other Engineered Products:
   External customers...........................        61,197      54,439     116,767     106,882
   Intersegment sales...........................             2           1           4           2
                                                   -----------   ---------   ---------   ---------
     Total group sales..........................        61,199      54,440     116,771     106,884
                                                   -----------   ---------   ---------   ---------
  Intersegment elimination......................          (858)       (720)     (1,997)     (1,393)
                                                   -----------   ---------   ---------   ---------
     Total net sales............................   $   271,758   $ 233,590   $ 523,816   $ 448,190
                                                   ===========   =========   =========   =========

Operating income
  Pump Products.................................   $    28,413   $  23,150   $  52,744   $  41,950
  Dispensing Equipment..........................        13,230      11,346      24,808      19,242
  Other Engineered Products.....................        13,988      10,882      25,549      21,551
  Corporate office and other....................        (7,499)     (5,564)    (14,274)    (11,643)
                                                   -----------   ---------   ---------   ---------
      Total operating income....................   $    48,132   $  39,814   $  88,827   $  71,100
                                                   ===========   =========   =========   =========

                       IDEX CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

                                                        SECOND QUARTER     SIX MONTHS
                                                        ENDED JUNE 30,    ENDED JUNE 30,
                                                        --------------    ---------------
                                                         2005     2004     2005     2004
                                                        ------   ------   ------   ------
Basic weighted average common shares outstanding......  50,963   50,060   50,821   49,768
Dilutive effect of stock options, unvested restricted
shares, and DCUs......................................   1,678    1,977    1,663    1,810
                                                        ------   ------   ------   ------
Diluted weighted average common shares outstanding....  52,641   52,037   52,484   51,578
                                                        ======   ======   ======   ======

4.    INVENTORIES

      The components of inventories as of June 30, 2005 and December 31, 2004 were:

                                JUNE 30,  DECEMBER 31,
                                  2005       2004
                                --------  ------------
Raw materials.................  $ 51,039   $ 52,824
Work-in-process...............    14,184     14,181
Finished goods................    61,447     59,973
                                --------   --------
   Total......................  $126,670   $126,978
                                ========   ========

      Inventories carried on a LIFO basis amounted to $99,350 and $104,957 at June 30, 2005 and December 31, 2004, respectively. The impact on earnings of using the LIFO method was not material.

5.    GOODWILL AND INTANGIBLE ASSETS

      The changes in the carrying amount of goodwill for the six months ended June 30, 2005, by business group, were as follows:

                                                                  OTHER
                                          PUMP      DISPENSING  ENGINEERED
                                        PRODUCTS    EQUIPMENT    PRODUCTS     TOTAL
                                       ---------   -----------  ---------   ---------
Balance at December 31, 2004.........  $ 443,101   $ 131,041    $ 139,477   $ 713,619
Foreign currency translation.........     (1,620)     (8,537)      (6,130)    (16,287)
Acquisition adjustments..............     (2,203)          -            -      (2,203)
                                       ---------   ---------    ---------   ---------
Balance at June 30, 2005.............  $ 439,278   $ 122,504    $ 133,347   $ 695,129
                                       =========   =========    =========   =========

                       IDEX CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

      The carrying value of identifiable intangible assets at June 30, 2005 was $28,949, which was split between amortizable and unamortizable assets as follows:

                                                      GROSS
                                                    CARRYING  ACCUMULATED    NET CARRYING
                                                     AMOUNT   AMORTIZATION      AMOUNT
                                                    --------  ------------   ------------
Amortized intangible assets:
   Patents........................................  $ 9,839     $ 4,765        $ 5,074
   Other..........................................      712         167            545
                                                    -------     -------        -------
   Total amortized intangible assets..............   10,551       4,932          5,619
Unamortized trademark assets......................   25,704       2,374         23,330
                                                    -------     -------        -------
        Total intangible assets at June 30, 2005..  $36,255     $ 7,306        $28,949
                                                    =======     =======        =======

6.    PREFERRED STOCK

      The Company had five million shares of preferred stock authorized but unissued at June 30, 2005 and December 31, 2004.

7.    STOCK-BASED COMPENSATION

      The Company uses the intrinsic-value method of accounting for stock option awards as prescribed by Accounting Principles Board Opinion No. 25 and, accordingly, does not recognize compensation expense for its stock option awards in the Condensed Consolidated Statements of Operations. The following table reflects pro forma net income and net income per common share had the Company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation."

                                           SECOND QUARTER         SIX MONTHS
                                           ENDED JUNE 30,        ENDED JUNE 30,
                                        -------------------   -------------------
                                          2005       2004       2005       2004
                                        --------   --------   --------   --------
Net income
    As reported.......................  $ 28,933   $ 22,834   $ 52,578   $ 40,526
    Stock-based compensation..........     1,579      1,361      3,510      2,583
                                        --------   --------   --------   --------
    Pro forma.........................  $ 27,354   $ 21,473   $ 49,068   $ 37,943
                                        ========   ========   ========   ========

Basic EPS
    As reported.......................  $    .57   $    .46   $   1.03   $    .81
    Stock-based compensation..........       .03        .03        .06        .05
                                        --------   --------   --------   --------
    Pro forma.........................  $    .54   $    .43   $    .97   $    .76
                                        ========   ========   ========   ========

Diluted EPS
    As reported.......................  $    .55   $    .44   $   1.00   $    .79
    Stock-based compensation..........       .03        .03        .06        .05
                                        --------   --------   --------   --------
    Pro forma.........................  $    .52   $    .41   $    .94   $    .74
                                        ========   ========   ========   ========

                       IDEX CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

8.    RETIREMENT BENEFITS

      The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

                                                       PENSION BENEFITS
                                            -------------------------------------
                                              SECOND QUARTER       SIX MONTHS
                                              ENDED JUNE 30,      ENDED JUNE 30,
                                            -----------------   -----------------
                                              2005     2004      2005      2004
                                            -------   -------   -------   -------
Service cost............................    $ 1,086   $   871   $ 2,451   $ 1,968
Interest cost...........................      1,240       984     2,772     2,236
Expected return on plan assets..........     (1,229)     (973)   (3,015)   (2,099)
Net amortization........................        629       624     1,447     1,384
                                            -------   -------   -------   -------
   Net periodic benefit cost............    $ 1,726   $ 1,506   $ 3,655   $ 3,489
                                            =======   =======   =======   =======

                                                       OTHER BENEFITS
                                            -------------------------------------
                                              SECOND QUARTER       SIX MONTHS
                                              ENDED JUNE 30,      ENDED JUNE 30,
                                            -----------------   -----------------
                                              2005     2004      2005      2004
                                            -------   -------   -------   -------
Service cost............................    $   121   $    97   $   241   $   197
Interest cost...........................        318       268       634       547
Net amortization........................         19        29        39        58
                                            -------   -------   -------   -------
   Net periodic benefit cost............    $   458   $   394   $   914   $   802
                                            =======   =======   =======   =======

      The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $1.6 million to these pension plans and $1.0 million to its other postretirement benefit plans in 2005. As of June 30, 2005, $1.7 million of contributions have been made to the pension plans and $.4 million has been made to its other postretirement benefit plans. The company presently anticipates contributing up to an additional $2.5 million and $.4 million to fund the pension plans and other postretirement benefit plans, respectively, in 2005 for a total of $4.2 million and $.8 million, respectively.

9.  LEGAL PROCEEDINGS

      IDEX is a party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HISTORICAL OVERVIEW AND OUTLOOK

      IDEX Corporation sells a broad range of pump products, dispensing equipment and other engineered products to a diverse customer base in the United States and other countries around the world. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where we do business and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are among the factors that influence the demand for our products.

      IDEX consists of three reportable segments: Pump Products, Dispensing Equipment and Other Engineered Products.

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

      Some of our key first-half 2005 financial highlights were as follows:

- Orders were $538.6 million, 15% higher than a year ago; base business orders - excluding acquisitions and foreign currency translation - were up 9%.

- Sales of $523.8 million rose 17%; base business sales - excluding acquisitions and foreign currency translation - were up 11%.

- Gross margins improved 70 basis points to 40.8% of sales, while operating margins at 17.0% were 110 basis points higher than a year ago.

-     Net income increased 30% to $52.6 million.

-     Diluted EPS of $1.00 was 21 cents ahead of the same period of 2004.

      We are pleased with our results for the first half of 2005. Our business units continue to deliver profitable sales growth as a result of new product and technology initiatives and our on-going commitment to operational excellence. During the first half of the year, we delivered record orders, sales and net income, as well as our 14th consecutive quarter of year-over-year gross margin improvement. The second quarter also marked our 12th consecutive quarter of year-over-year earnings growth and our 11th consecutive quarter of year-over-year base sales growth. This is now the third straight quarter that we have generated double-digit base sales improvement. During the quarter, all three business segments experienced double-digit organic sales growth. As we move forward, we remain focused on the voice of our customer, while using the powerful combination of continuous process improvement and new product innovation to drive our future performance.

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

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

      The "Historical Overview and Outlook" and the "Liquidity and Capital Resources" sections of this management's discussion and analysis of our financial condition and operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as "anticipate," "estimate," "plans," "expects," "projects," "should," "will," "management believes," "the company believes," "we believe," "the company intends" and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries - all of which could have a material impact on our order rates and results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and we undertake no obligation to publicly update them to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

RESULTS OF OPERATIONS

      For purposes of this discussion and analysis section, reference is made to the table on the following page and the Company's Condensed Consolidated Statements of Operations included in Item 1.

PERFORMANCE IN THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SAME PERIOD OF 2004

      For the three months ended June 30, 2005, orders, sales and profits were higher than the comparable second quarter of last year. New orders totaled $272.0 million, 18% higher than the same period last year. Excluding the impact of foreign currency translation and the three acquisitions made since the beginning of 2004 (Systec - April 2004; Scivex - May 2004 and Dinglee - July
2004), orders were 13% higher than the same period one year ago.

      Sales in the second quarter were $271.8 million, a 16% improvement from last year's second quarter as base business shipments grew 11%, foreign currency translation provided a 2% improvement and acquisitions accounted for a 3% increase. Base business sales grew 16% domestically and 6% internationally during the recent quarter. Sales to international customers from base businesses represented approximately 44% of total sales in the second quarter of 2005, compared with 46% in the year-ago quarter.

      For the quarter, the Pump Products Group contributed 58% of sales and 51% of operating income, the Dispensing Equipment Group accounted for 20% of sales and 24% of operating income, and the Other Engineered Products Group represented 22% of sales and 25% of operating income.

      Pump Products Group sales of $158.3 million for the three months ended June 30, 2005 rose $24.3 million, or 18% compared with 2004, reflecting 12% base business growth, a 1% favorable impact from foreign currency translation, and a 5% increase due to the acquisitions of Systec and Scivex. In the second quarter of 2005, base business sales grew 14% domestically and 6% internationally. Base business sales to customers outside the U.S. were approximately 37% of total group sales in 2005 compared with 39% in 2004.

      Dispensing Equipment Group sales of $53.1 million increased $7.2 million, or 16%, in the second quarter of 2005 compared with last year's second quarter. This increase was attributed to favorable foreign currency translation of 4% and a 12% increase in base business volume. In the second quarter of 2005, base business sales increased 26% domestically and 6% internationally. Base business sales to customers outside the U.S. were approximately 63% of total group sales in the 2005 quarter, compared with 67% in 2004.

      Other Engineered Products Group sales of $61.2 million increased $6.8 million, or 12%, in the second quarter of 2005 compared with 2004. This increase reflects a 10% increase in base business volume, a 1% favorable impact from foreign currency translation and a 1% increase due to the acquisition of Dinglee. In the second quarter of 2005, base business sales increased 12% domestically and 8% internationally. Base business sales to customers outside the U.S. were approximately 45% of total group sales in the 2005 quarter, compared with 46% in 2004.

                                            SECOND QUARTER         SIX MONTHS
                                           ENDED JUNE 30,(1)     ENDED JUNE 30,(1)
                                          -------------------   -------------------
                                            2005       2004       2005       2004
                                          --------   --------   --------   --------
Pump Products Group
     Net sales..........................  $158,300   $133,971   $304,598   $255,181
     Operating income (2)...............    28,413     23,150     52,744     41,950
     Operating margin...................      17.9%      17.3%      17.3%      16.4%
     Depreciation and amortization......  $  4,054   $  4,318   $  8,180   $  8,177
     Capital expenditures...............     4,107      2,868      7,691      6,601
Dispensing Equipment Group
     Net sales..........................  $ 53,117   $ 45,899   $104,444   $ 87,518
     Operating income (2)...............    13,230     11,346     24,808     19,242
     Operating margin...................      24.9%      24.7%      23.8%      22.0%
     Depreciation and amortization......  $  1,298   $  1,404   $  2,596   $  2,834
     Capital expenditures...............       903        765      1,854      1,416
Other Engineered Products Group
     Net sales..........................  $ 61,199   $ 54,440   $116,771   $106,884
     Operating income (2)...............    13,988     10,882     25,549     21,551
     Operating margin...................      22.9%      20.0%      21.9%      20.2%
     Depreciation and amortization......  $  1,487   $  1,671   $  3,051   $  3,103
     Capital expenditures...............       995        678      1,786      1,522
Company
     Net sales..........................  $271,758   $233,590   $523,816   $448,190
     Operating income...................    48,132     39,814     88,827     71,100
     Operating margin...................      17.7%      17.0%      17.0%      15.9%
     Depreciation and amortization(3)...  $  7,784   $  7,757   $ 15,661   $ 15,385
     Capital expenditures...............     6,160      4,411     11,867      9,759

(1) Includes acquisitions of Systec (April 2004) and Scivex (May 2004) in the Pump Products Group and Dinglee (July 2004) in the Other Engineered Products Group from the dates of acquisition.

(2)   Group operating income excludes unallocated corporate operating expenses.

(3)   Excludes amortization of debt issuance expenses.

      Gross profit of $111.6 million in the second quarter of 2005 increased $17.7 million, or 19%, from 2004. Gross profit as a percent of sales was 41.1% in 2005 and increased from 40.2% in 2004. The improved gross margins primarily reflected volume leverage and savings realized from the Company's global sourcing, Six Sigma and Lean Manufacturing initiatives.

      Selling, general and administrative (SG&A) expenses increased to $63.5 million in 2005 from $54.1 million in 2004 primarily due to acquisitions, expenses related to higher volume and reinvestment in the business to drive organic growth. As a percent of sales, SG&A expenses were 23.4%, up slightly from 23.2% in 2004.

      Operating income increased $8.3 million, or 21%, to $48.1 million in the second quarter of 2005 from $39.8 million in 2004, primarily reflecting the higher gross margins partially offset by the increased SG&A expenses. Second quarter operating margins were 17.7% of sales, 70 basis points higher than the second quarter of 2004. The improvement from last year resulted from a 90 basis point increase in gross margins, partially offset by a 20 basis point increase in SG&A as a percent of sales. In the Pump Products Group, operating income of $28.4 million and operating margins of 17.9% in the second quarter of 2005 were up from the $23.2 million and 17.3% recorded in 2004 principally due to volume leverage and the impact of our operational excellence initiatives. Operating income for the Dispensing Equipment Group of $13.2 million and operating margins of 24.9% in the second quarter of 2005 were up from the $11.3 million and 24.7% in 2004 primarily due to the Company's operational excellence initiatives, as well as volume improvement. Operating income in the Other Engineered Products Group of $14.0 million and operating margins of 22.9% in the second quarter of 2005 increased from $10.9 million and 20.0% achieved in 2004 and primarily reflected increased sales volume and the impact of operational excellence initiatives.

      Other income in the second quarter of 2005 of $.2 million was favorable compared with $.2 million of expense in 2004 mainly due to foreign currency translation.

      Interest expense increased to $3.8 million in the current quarter from $3.6 million in the second quarter of 2004. The increase was principally due to a higher interest rate environment partially offset by lower debt levels.

      IDEX's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $15.6 million in the second quarter of 2005 from $13.1 million in 2004. The effective tax rate decreased to 35.1% in the second quarter of 2005 from 36.5% in 2004 due to a favorable impact from research and development credits.

      Net income for the current quarter was $28.9 million, 27% higher than the $22.8 million earned in the second quarter of 2004. Diluted earnings per share in the second quarter of 2005 of $.55 increased $.11, or 25%, compared with the second quarter of 2004.

PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SAME PERIOD OF 2004

      Orders, sales and profits were higher for the first six months of 2005 compared with the same period last year. New orders for the first six months of 2005 totaled $538.6 million, 15% higher than last year. Excluding the impact of foreign currency translation and acquisitions, orders were 9% higher than the comparable period of 2004.

      Sales in the first half of the year increased 17% to $523.8 million from $448.2 million a year ago. Base business sales rose 11%, foreign currency translation added 2%, and acquisitions accounted for a 4% improvement. Base business sales grew 13% domestically and 8% internationally during the first six months of 2005. For the first half of the year, base business sales to international customers were approximately 45% of total sales, versus 46% in the first half of 2004.

      For the first six months of 2005, the Pump Products Group contributed 58% of sales and 51% of operating income, the Dispensing Equipment Group accounted for 20% of sales and 24% of operating income, and the Other Engineered Products Group represented 22% of sales and 25% of operating income.

      Pump Products Group sales of $304.6 million increased $49.4 million, or 19%, for the six months ended June 30, 2005 compared with 2004. Base business sales provided an 11% increase, acquisitions accounted for a 7% sales improvement and foreign currency translation added 1%. In the first six months of 2005, base business sales grew 12% domestically and 9% internationally. Base business sales to customers outside the U.S. were approximately 38% of total group sales in both the 2005 and 2004 periods.

      Dispensing Equipment Group sales of $104.4 million increased $16.9 million, or 19%, in the first half of 2005 compared with the same period in 2004. The increase was attributable to an increase in base business sales of 16% and favorable foreign currency translation of 3%. In the first half of 2005, base business sales increased 27% domestically and 10% internationally. Base business sales to customers outside the U.S. were approximately 63% of total group sales in the first six months of 2005, compared with 66% in 2004.

      Other Engineered Products Group sales of $116.8 million increased $9.9 million, or 9%, in the first six months of 2005 compared with 2004. This reflected a 7% increase in base business volume, a 1% improvement from foreign currency translation, and a 1% favorable impact from the Dinglee acquisition. In the first half of 2005, base business sales increased 11% domestically and 3% internationally. Base business sales to customers outside the U.S. were approximately 45% of total group sales in 2005, compared with 47% in 2004.

      Gross profit of $213.6 million in the first six months of 2005 increased $34.0 million, or 19%, from 2004. Gross profit as a percent of sales was 40.8% in 2005, an increase from 40.1% in 2004. The improved gross margins primarily reflected volume leverage and savings realized from our global sourcing, Six Sigma and Lean Manufacturing initiatives.

      SG&A increased to $124.8 million in 2005 from $108.6 million in 2004, and as a percent of sales was 23.8%, down from 24.2% in 2004. The increase in SG&A expenses reflected the acquisitions, volume-related expenses and the deliberate reinvestment in the businesses to drive organic growth.

      Operating income increased by $17.7 million, or 25%, to $88.8 million in the first half of 2005 from $71.1 million in 2004, primarily reflecting the higher gross margins discussed above, partially offset by increased SG&A expenses. Operating margins for the first six months of 2005 were 17.0% compared with 15.9% in the prior year period. The margin increase from last year was primarily due to volume leverage and the improvement in gross margins discussed above. In the Pump Products Group, operating income of $52.7 million and operating margins of 17.3% in 2005 were up from the $42.0 million and 16.4% recorded in 2004. Operating income for the Dispensing Equipment Group of $24.8 million and operating margins of 23.8% in 2005 were up from the $19.2 million and 22.0% in 2004. Operating income in the Other Engineered Products Group of $25.5 million and operating margins of 21.9% in 2005 increased from $21.6 million and 20.2% achieved in 2004.

      Other income in the first six months of 2005 of $.4 million was favorable compared with $.2 million of expense in 2004 mainly due to foreign currency translation.

      Interest expense increased to $7.7 million in the first six months of 2005 from $7.1 million in 2004. This increase was principally attributable to a higher interest rate environment partially offset by lower debt levels.

      IDEX's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $28.9 million in 2005 from $23.3 million in 2004. The effective tax rate decreased to 35.5% in 2005 from 36.5% in 2004 due to a favorable impact from research and development credits.

      Net income for the first half of 2005 was $52.6 million, 30% higher than the $40.5 million earned in the same period of 2004. Diluted earnings per share in the first six months of 2005 of $1.00 increased $.21 compared with the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2005, working capital was $134.5 million and our current ratio was 1.9 to 1. Cash flows from operating activities increased $1.0 million, or 2%, to $53.2 million in 2005 mainly due to the improved operating results discussed above offset by unfavorable working capital, reflecting an increase in receivables as a result of higher sales.

      Cash flows provided from operations were more than adequate to fund capital expenditures of $11.9 million and $9.8 million in the first six months of 2005 and 2004, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support IDEX's global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

      The Company acquired Systec in April 2004, Scivex in May 2004 and Dinglee in July 2004 at a cost of $22.4 million, $98.6 million and $4.1 million, respectively. All payments for acquisitions were financed under the Company's credit facility.

      In addition to the $150.0 million of 6.875% Senior Notes due February 15, 2008, the Company also has a $600.0 million domestic multi-currency bank revolving credit facility (Credit Facility), which expires December 14, 2009. At June 30, 2005, the maximum amount available under the Credit Facility was $600.0 million, of which $6.4 million was borrowed, with outstanding letters of credit totaling $5.1 million. The Credit Facility contains a covenant that limits total debt outstanding to 3.25 times operating cash flow, as defined in the agreement. Our total debt outstanding was $190.1 million at June 30, 2005, and based on the covenant, total debt outstanding was limited to $644.4 million. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate or, at the Company's election, at LIBOR plus an applicable margin. The applicable margin is based on the credit rating of our Senior Notes, and can range from 27 basis points to 75 basis points. Based on the Company's BBB rating at June 30, 2005, the applicable margin was 55 basis points. We also pay an annual fee of 15 basis points on the total Credit Facility.

      In December 2001, we, and certain of our subsidiaries, entered into a one-year, renewable agreement with a financial institution, under which we collateralized certain receivables for borrowings (Receivables Facility). This agreement was renewed in December 2004 for one year. The Receivables Facility provides for borrowings of up to $30.0 million, depending upon the level of eligible receivables. At June 30, 2005, there were $20.0 million in borrowings outstanding and included in long-term debt at an interest rate of approximately 3.4%.

      We also have a one-year, renewable $30.0 million demand line of credit (Short-Term Facility), which expires on December 13, 2005. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At June 30, 2005, there were no borrowings outstanding under this facility.

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

Noncurrent assets - The Company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. In particular, the recoverability of June 30, 2005 balances for goodwill and intangible assets of $695.1 million and $28.9 million, respectively, are subject to estimation processes, which depend on the accuracy of underlying assumptions, including future operating results. The company evaluates the recoverability of each of these assets based on estimated business values and estimated future cash flows (derived from estimated earnings and cash flow multiples). The recoverability of these assets depends on the reasonableness of these assumptions and how they compare with the eventual operating performance of the specific businesses to which the assets are attributed. To the extent actual business values or cash flows differ from those estimated amounts, the recoverability of these noncurrent assets could be affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $190.1 million of total debt outstanding at June 30, 2005. Approximately 19% of the debt is priced at interest rates that float with the market. A 50-basis point movement in the interest rate on the floating rate debt would result in an approximate $.2 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the company's outstanding long-term debt. As of June 30, 2005, the Company did not have any derivative instruments outstanding.

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

      Claims have been filed in Alabama, California, Connecticut, Delaware, Georgia, Illinois, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, Ohio, Oregon, Pennsylvania, Texas, Utah, Washington and Wyoming. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for reasonable amounts. Only one case has been tried, resulting in a verdict for the Company's business unit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                                                                         Total Number of    Maximum Number
                                                                        Shares Purchased    of Shares that
                                                                           as Part of         May Yet be
                                                                            Publicly        Purchased Under
                                  Total Number of     Average Price      Announced Plans       the Plans
            Period                Shares Purchased    Paid per Share     or Programs (1)    or Programs (1)
-------------------------------   ----------------    --------------    ----------------    ---------------
April 1, 2005 to April 30, 2005           -                 -                   -              2,240,250
May 1, 2005 to May 31, 2005               -                 -                   -              2,240,250
June 1, 2005 to June 30, 2005             -                 -                   -              2,240,250

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

                                   IDEX CORPORATION

August 8, 2005                     /s/  Dominic A. Romeo
                                   ---------------------------------------------
                                   Dominic A. Romeo
                                   Vice President and Chief Financial Officer
                                   (duly authorized principal financial officer)

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                                   DESCRIPTION
--------    --------------------------------------------------------------------
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

3.1 (b)     Amendment to Restated Certificate of Incorporation of IDEX
            Corporation (incorporated by reference to Exhibit No. 3.1 (b) to the
            Current Report of IDEX on Form 8-K dated March 24, 2005, Commission
            File No. 1-10235)

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

4.5         Credit Agreement, dated as of December 14, 2004, among IDEX
            Corporation, Bank of America N.A. as Agent and Issuing Bank, and the
            Other Financial Institutions Party Hereto (incorporated by reference to Exhibit No. 4.5 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2004, Commission File No. 1-10235)

4.6         Credit Lyonnais Uncommitted Line of Credit, dated as of December 3,
            2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)

4.6 (a)     Amendment No. 3 dated as of May 21, 2004 to the Credit Lyonnais
            Uncommitted Line of Credit Agreement dated December 3, 2001
            (incorporated by reference to Exhibit 4.6 (b) to the Quarterly
            Report of IDEX on Form 10-Q for the quarter ended June 30, 2004,
            Commission File No. 1-10235)

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

 4.7 (a)    Amendment No. 3 to Receivables Purchase Agreement and Restated Fee
            Letter dated as of December 15, 2004 (incorporated by reference to Exhibit 4.7 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2004, Commission File No. 1-10235)

                             EXHIBIT INDEX (CON'T.)

EXHIBIT
 NUMBER                                   DESCRIPTION
--------    -------------------------------------------------------------------
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

-----------------
*     Filed herewith

**    Management contract or compensatory plan or agreement