Form 10-Q
period 2005-09-30
IDEX CORP /DE/
filed 2005-11-09
CIK 832101

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                 Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

     Number of shares of common stock of IDEX Corporation outstanding as of October 31, 2005: 52,318,243 (net of treasury shares).

================================================================================

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.                                                                     1

        Condensed Consolidated Balance Sheets                                                     1
        Condensed Consolidated Statements of Operations                                           2
        Condensed Consolidated Shareholders' Equity                                               3
        Condensed Consolidated Cash Flows                                                         4
        Notes to Condensed Consolidated Financial Statements                                      5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.   10

        Cautionary Statement Under the Private Securities Litigation Reform Act                  10
        Historical Overview and Outlook                                                          10
        Results of Operations                                                                    11
        Liquidity and Capital Resources                                                          14
        Critical Accounting Estimates                                                            15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.                              16

Item 4. Controls and Procedures.                                                                 16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                                       17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.                             17

Item 5. Other Information.                                                                       18

Item 6. Exhibits.                                                                                18

Signatures                                                                                       18

Exhibit Index                                                                                    19

Certifications                                                                                   24

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        IDEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                             2005           2004
                                                                        -------------   ------------
ASSETS
Current assets
   Cash and cash equivalents ........................................    $   33,662      $    7,274
   Receivables, less allowance for doubtful accounts of $4,576 at
      September 30, 2005 and $4,260 at December 31, 2004 ............       141,684         119,567
   Inventories ......................................................       129,390         126,978
   Other current assets .............................................         8,905           7,419
                                                                         ----------      ----------
      Total current assets ..........................................       313,641         261,238
Property, plant and equipment - net .................................       146,720         155,602
Goodwill ............................................................       694,077         713,619
Intangible assets - net .............................................        28,790          29,545
Other noncurrent assets .............................................        28,470          26,288
                                                                         ----------      ----------
      Total assets ..................................................    $1,211,698      $1,186,292
                                                                         ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts payable ...........................................    $   76,813      $   71,405
   Dividends payable ................................................         6,268           6,105
   Accrued expenses .................................................        74,449          70,745
                                                                         ----------      ----------
      Total current liabilities .....................................       157,530         148,255
Long-term debt ......................................................       160,780         225,317
Other noncurrent liabilities ........................................       102,703          99,115
                                                                         ----------      ----------
      Total liabilities .............................................       421,013         472,687
                                                                         ----------      ----------
Shareholders' equity
   Common stock:
      Authorized: 150,000,000 shares, $.01 per share par value
         Issued: 52,236,166 shares at September 30, 2005 and
         50,996,444 shares at December 31, 2004 .....................           522             510
   Additional paid-in capital .......................................       274,711         234,354
   Retained earnings ................................................       501,667         439,137
   Minimum pension liability adjustment .............................        (4,644)         (4,644)
   Cumulative translation adjustment ................................        29,392          53,046
      Treasury stock at cost: 51,783 shares at September 30, 2005 and
         175,650 shares at December 31, 2004 ........................        (1,873)         (4,209)
   Unearned compensation ............................................        (9,090)         (4,589)
                                                                         ----------      ----------
      Total shareholders' equity ....................................       790,685         713,605
                                                                         ----------      ----------
      Total liabilities and shareholders' equity ....................    $1,211,698      $1,186,292
                                                                         ==========      ==========

            See Notes to Condensed Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THIRD QUARTER          NINE MONTHS
                                                        ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2005       2004       2005       2004
                                                        --------   --------   --------   --------
Net sales ...........................................   $257,930   $237,557   $781,746   $685,747
Cost of sales .......................................    153,886    142,568    464,096    411,105
                                                        --------   --------   --------   --------
Gross profit ........................................    104,044     94,989    317,650    274,642
Selling, general and administrative expenses ........     57,395     55,028    182,174    163,581
                                                        --------   --------   --------   --------
Operating income ....................................     46,649     39,961    135,476    111,061
Other income (expense) - net ........................        141       (384)       516       (608)
                                                        --------   --------   --------   --------
Income before interest expense and income taxes .....     46,790     39,577    135,992    110,453
Interest expense ....................................      3,548      3,856     11,233     10,911
                                                        --------   --------   --------   --------
Income before income taxes ..........................     43,242     35,721    124,759     99,542
Provision for income taxes ..........................     14,727     12,502     43,666     35,797
                                                        --------   --------   --------   --------
Net income ..........................................   $ 28,515   $ 23,219   $ 81,093   $ 63,745
                                                        ========   ========   ========   ========
Basic earnings per common share .....................   $    .55   $    .46   $   1.59   $   1.28
                                                        ========   ========   ========   ========
Diluted earnings per common share ...................   $    .54   $    .44   $   1.54   $   1.23
                                                        ========   ========   ========   ========
Share data:
Basic weighted average common shares outstanding ....     51,618     50,293     51,087     49,943
Diluted weighted average common shares outstanding ..     53,071     52,400     52,503     51,837

            See Notes to Condensed Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               COMMON                                                   UNEARNED
                                               STOCK &               MINIMUM                          COMPENSATION
                                             ADDITIONAL              PENSION    CUMULATIVE                 ON           TOTAL
                                               PAID-IN   RETAINED   LIABILITY  TRANSLATION  TREASURY   RESTRICTED   SHAREHOLDERS'
                                              CAPITAL    EARNINGS  ADJUSTMENT   ADJUSTMENT    STOCK       STOCK         EQUITY
                                             ----------  --------  ----------  -----------  --------  ------------  -------------
Balance, December 31, 2004.................   $234,864   $439,137   $(4,644)    $ 53,046    $(4,209)    $(4,589)       $713,605
Net income.................................                81,093                                                        81,093
Other comprehensive income
   Cumulative translation adjustment.......                                      (23,654)                               (23,654)
                                                                                --------                               --------
      Other comprehensive income...........                                      (23,654)                               (23,654)
                                                         --------               --------                               --------
      Comprehensive income.................                81,093                (23,654)                                57,439
                                                         --------               --------                               --------
Issuance of 1,404,947 shares of common
   stock from exercise of stock options and
   deferred compensation plans.............     37,582                                                                   37,582
Issuance of restricted stock...............      2,787                                        3,882      (6,669)             --
Amortization of unearned
   compensation............................                                                               2,168           2,168
Restricted shares surrendered for tax
   withholdings............................                                                  (1,546)                     (1,546)
Cash dividends declared - $.36 per common
   share outstanding.......................               (18,563)                                                      (18,563)
                                              --------   --------   -------     --------    -------     -------        --------
Balance, September 30, 2005................   $275,233   $501,667   $(4,644)    $ 29,392    $(1,873)    $(9,090)       $790,685
                                              ========   ========   =======     ========    =======     =======        ========

            See Notes to Condensed Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                                --------------------
                                                                                  2005        2004
                                                                                --------   ---------
Cash flows from operating activities
Net income ..................................................................   $ 81,093   $  63,745
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization ............................................     20,140      21,252
   Amortization of intangibles ..............................................        547         463
   Amortization of unearned compensation ....................................      2,168       1,620
   Amortization of debt issuance expenses ...................................        428         435
   Stock option income tax benefits .........................................     10,239       4,239
   Deferred income taxes ....................................................      7,218       6,250
   Changes in:
      Receivables - net .....................................................    (23,688)    (18,217)
      Inventories ...........................................................     (6,222)     (9,018)
      Trade accounts payable ................................................      5,708      13,591
      Accrued expenses ......................................................      5,118      14,085
   Other - net ..............................................................       (856)     (4,266)
                                                                                --------   ---------
      Net cash flows from operating activities ..............................    101,893      94,179

Cash flows from investing activities
   Additions to property, plant and equipment ...............................    (17,154)    (14,805)
   Acquisition of businesses, net of cash acquired ..........................       (425)   (171,220)
   Other - net ..............................................................         42         345
                                                                                --------   ---------
      Net cash flows from investing activities ..............................    (17,537)   (185,680)

Cash flows from financing activities
   Borrowings under credit facilities for acquisitions ......................        425     171,220
   Net repayments under credit facilities ...................................    (60,458)    (81,187)
   Repayments of other long-term debt .......................................       (891)        (37)
   Dividends paid ...........................................................    (18,400)    (15,345)
   Proceeds from stock option exercises .....................................     25,575      18,439
   Other - net ..............................................................     (4,219)     (3,781)
                                                                                --------   ---------
      Net cash flows from financing activities ..............................    (57,968)     89,309
                                                                                --------   ---------

Net increase (decrease) in cash .............................................     26,388      (2,192)
Cash and cash equivalents at beginning of year ..............................      7,274       8,552
                                                                                --------   ---------
Cash and cash equivalents at end of period ..................................   $ 33,662   $   6,360
                                                                                ========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
   Interest .................................................................   $ 13,478   $  12,951
   Income taxes .............................................................     22,559      19,286

SUPPLEMENTAL NON-CASH INFORMATION
Issuance of restricted stock ................................................   $  6,669   $   4,371

            See Notes to Condensed Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The financial statements of IDEX Corporation (IDEX or the Company) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

     The financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

     Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

2.   BUSINESS SEGMENTS

     Information on IDEX's business segments is presented below, based on the nature of products and services offered. IDEX evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                         THIRD QUARTER          NINE MONTHS
                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                     --------------------   -------------------
                                       2005        2004       2005       2004
                                     --------   --------    --------   --------
Net sales
   Pump Products:
      External customers .........   $157,607   $141,526    $460,212   $395,317
      Intersegment sales .........      1,014        832       3,007      2,222
                                     --------   --------    --------   --------
         Total group sales .......    158,621    142,358     463,219    397,539
                                     --------   --------    --------   --------
   Dispensing Equipment:
      External customers .........     40,936     40,028     145,380    127,545
      Intersegment sales .........         --         --          --          1
                                     --------   --------    --------   --------
         Total group sales .......     40,936     40,028     145,380    127,546
                                     --------   --------    --------   --------
   Other Engineered Products:
      External customers .........     59,387     56,003     176,154    162,885
      Intersegment sales .........          1          2           5          4
                                     --------   --------    --------   --------
         Total group sales .......     59,388     56,005     176,159    162,889
                                     --------   --------    --------   --------
   Intersegment elimination ......     (1,015)      (834)     (3,012)    (2,227)
                                     --------   --------    --------   --------
         Total net sales .........   $257,930   $237,557    $781,746   $685,747
                                     ========   ========    ========   ========

Operating income
   Pump Products .................   $ 30,895   $ 26,284    $ 83,639   $ 68,234
   Dispensing Equipment ..........      7,882      7,348      32,690     26,590
   Other Engineered Products .....     14,972     12,501      40,521     34,052
   Corporate office and other ....     (7,100)    (6,172)    (21,374)   (17,815)
                                     --------   --------    --------   --------
         Total operating income ..   $ 46,649   $ 39,961    $135,476   $111,061
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

                                                                      THIRD QUARTER          NINE MONTHS
                                                                   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                   -------------------   -------------------
                                                                      2005     2004         2005     2004
                                                                     ------   ------       ------   ------
Basic weighted average common shares outstanding ...............     51,618   50,293       51,087   49,943
Dilutive effect of stock options, unvested restricted shares,
   and DCUs ....................................................      1,453    2,107        1,416    1,894
                                                                     ------   ------       ------   ------
Diluted weighted average common shares outstanding .............     53,071   52,400       52,503   51,837
                                                                     ======   ======       ======   ======

4.   INVENTORIES

     The components of inventories as of September 30, 2005 and December 31, 2004 were:

                     SEPTEMBER 30,   DECEMBER 31,
                          2005           2004
                     -------------   ------------
Raw materials ....      $ 52,949       $ 52,824
Work-in-process ..        14,438         14,181
Finished goods ...        62,003         59,973
                        --------       --------
   Total .........      $129,390       $126,978
                        ========       ========

     Inventories carried on a LIFO basis amounted to $99,831 and $104,957 at September 30, 2005 and December 31, 2004, respectively. The impact on earnings of using the LIFO method was not material.

5.   GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, by business group, were as follows:

                                                              OTHER
                                     PUMP     DISPENSING   ENGINEERED
                                   PRODUCTS    EQUIPMENT    PRODUCTS      TOTAL
                                   --------   ----------   ----------   --------
Balance at December 31, 2004 ...   $443,101    $131,041     $139,477    $713,619
Foreign currency translation ...     (1,845)     (8,982)      (6,512)    (17,339)
Acquisition adjustments ........     (2,203)         --           --      (2,203)
                                   --------    --------     --------    --------
Balance at September 30, 2005 ..   $439,053    $122,059     $132,965    $694,077
                                   ========    ========     ========    ========

                        IDEX CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     The carrying value of identifiable intangible assets at September 30, 2005 of $28,790 included amortizable and unamortizable assets as follows:

                                                            GROSS
                                                          CARRYING    ACCUMULATED   NET CARRYING
                                                           AMOUNT    AMORTIZATION      AMOUNT
                                                          --------   ------------   ------------
Amortizable intangible assets:
   Patents ............................................    $ 9,843     $(4,867)        $ 4,976
   Other ..............................................        715        (170)            545
                                                           -------     -------         -------
   Total amortizable intangible assets ................     10,558      (5,037)          5,521
Unamortizable trademark assets ........................     23,269          --          23,269
                                                           -------     -------         -------
      Total intangible assets at September 30, 2005 ...    $33,827     $(5,037)        $28,790
                                                           =======     =======         =======

6.   ACCRUED EXPENSES

     The components of accrued expenses as of September 30, 2005 and December 31, 2004 were:

                                          SEPTEMBER 30,   DECEMBER 31,
                                               2005           2004
                                          -------------   ------------
Payroll ...............................      $27,252         $23,950
Management incentive compensation .....       10,963          14,366
Taxes .................................       16,043          14,676
Insurance .............................        5,731           4,776
Other .................................       14,460          12,977
                                             -------         -------
   Total ..............................      $74,449         $70,745
                                             =======         =======

7.   PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at September 30, 2005 and December 31, 2004.

8.   STOCK-BASED COMPENSATION

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

                        IDEX CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THIRD QUARTER          NINE MONTHS
                                                                ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                -------------------   -------------------
                                                                  2005      2004         2005      2004
                                                                -------   -------      -------   -------
Net income
   As reported ..............................................   $28,515   $23,219      $81,093   $63,745
   Stock-based compensation, net of related tax effects .....     1,421     1,386        4,931     3,969
                                                                -------   -------      -------   -------
   Pro forma ................................................   $27,094   $21,833      $76,162   $59,776
                                                                =======   =======      =======   =======
Basic EPS
   As reported ..............................................   $   .55   $   .46      $  1.59   $  1.28
   Stock-based compensation, net of related tax effects .....       .03       .03          .10       .08
                                                                -------   -------      -------   -------
   Pro forma ................................................   $   .52   $   .43      $  1.49   $  1.20
                                                                =======   =======      =======   =======
Diluted EPS
   As reported ..............................................   $   .54   $   .44      $  1.54   $  1.23
   Stock-based compensation, net of related tax effects .....       .03       .02          .09       .08
                                                                -------   -------      -------   -------
   Pro forma ................................................   $   .51   $   .42      $  1.45   $  1.15
                                                                =======   =======      =======   =======

9.   RETIREMENT BENEFITS

     The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

                                                 PENSION BENEFITS
                                     -----------------------------------------
                                        THIRD QUARTER          NINE MONTHS
                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                     -------------------   -------------------
                                       2005      2004         2005      2004
                                     -------   -------      -------   -------
Service cost .....................   $ 1,421   $ 1,078     $ 3,872    $ 3,216
Interest cost ....................     1,657     1,270       4,429      3,797
Expected return on plan assets ...    (2,176)   (1,379)     (5,191)    (4,141)
Net amortization .................       835       791       2,282      2,377
                                     -------   -------     -------    -------
   Net periodic benefit cost .....   $ 1,737   $ 1,760     $ 5,392    $ 5,249
                                     =======   =======     =======    =======

                                                 OTHER BENEFITS
                                   -----------------------------------------
                                      THIRD QUARTER          NINE MONTHS
                                   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                   -------------------   -------------------
                                       2005   2004          2005     2004
                                       ----   ----         ------   ------
Service cost ...................       $121   $107         $  362   $  304
Interest cost ..................        318    250            952      797
Net amortization ...............         19     (9)            58       49
                                       ----   ----         ------   ------
   Net periodic benefit cost ...       $458   $348         $1,372   $1,150
                                       ====   ====         ======   ======

     The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $1.6 million to these pension plans and $1.0 million to its other postretirement benefit plans in 2005. As of September 30, 2005, $2.0 million of contributions have been made to the pension plans and $.6 million has been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $5.0 million, during the fourth quarter of 2005, to fund the pension plans and other postretirement benefit plans.

10.  LEGAL PROCEEDINGS

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

HISTORICAL OVERVIEW AND OUTLOOK

     IDEX Corporation (IDEX or the Company) sells a broad range of pump products, dispensing equipment and other engineered products to a diverse customer base in the United States and other countries around the world. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where we do business and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are among the factors that influence the demand for our products.

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

     Some of our key 2005 financial highlights for the nine months ended September 30, 2005 were as follows:

- Orders were $797.5 million, 13% higher than a year ago; base business orders - excluding acquisitions and foreign currency translation - were up 9%.

- Sales of $781.7 million rose 14%; base business sales - excluding acquisitions and foreign currency translation - were up 10%.

- Gross margins improved 50 basis points to 40.6% of sales, while operating margins at 17.3% were 110 basis points higher than a year ago.

-    Net income increased 27% to $81.1 million.

-    Diluted EPS of $1.54 was 31 cents ahead of the same period of 2004.

     We are pleased with our results for the first nine months of 2005. Our business units continue to deliver profitable sales growth as a result of new technology initiatives and market initiatives and our on-going commitment to operational excellence. During the first nine months of the year, Pump Products and Dispensing Equipment led the organic sales growth with 11%. Organic sales growth in Dispensing Equipment was 6%. Demand remained strong in North America and was offset by the impact of continued unfavorable economic conditions in Europe. We are focused on the voice of our customer, while using the powerful combination of continuous process improvement and new product innovation to drive our future performance.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth above.

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

Performance in the Three Months Ended September 30, 2005 Compared with the Same Period of 2004

     For the three months ended September 30, 2005, orders, sales and profits were higher than the comparable third quarter of last year. New orders totaled $258.9 million, 10% higher than the same period last year. Base business orders were also 10% higher than the same period one year ago.

     Sales in the third quarter were $257.9 million, an 8% improvement from last year's third quarter. Base business shipments also grew 8% as European currency rates contributed little to sales. Base business sales grew 10% domestically and 6% internationally during the recent quarter. Sales to international customers from base businesses represented approximately 42% of total sales in the third quarter of 2005, compared with 43% in the year-ago quarter.

     For the quarter, the Pump Products Group contributed 61% of sales and 57% of operating income, the Dispensing Equipment Group accounted for 16% of sales and 15% of operating income, and the Other Engineered Products Group represented 23% of sales and 28% of operating income.

     Pump Products Group sales of $158.6 million for the three months ended September 30, 2005 rose $16.3 million, or 11% compared with 2004, reflecting all base business growth. In the third quarter of 2005, base business sales grew 11% domestically and 9% internationally. Base business sales to customers outside the U.S. were approximately 36% of total group sales in 2005 compared with 37% in 2004.

     Dispensing Equipment Group sales of $40.9 million increased $.9 million, or 2%, in the third quarter of 2005 compared with last year's third quarter. This increase was attributed to favorable foreign currency translation of 1% and a 1% increase in base business volume. In the third quarter of 2005, base business sales increased 15% domestically but declined 6% internationally. Base business sales to customers outside the U.S. were approximately 57% of total group sales in the 2005 quarter, compared with 61% in 2004.

     Other Engineered Products Group sales of $59.4 million increased $3.4 million, or 6%, in the third quarter of 2005 compared with 2004. This increase reflects a 6% increase in base business volume. In the third quarter of 2005, base business sales increased slightly domestically and 13% internationally. Base business sales to customers outside the U.S. were approximately 45% of total group sales in the 2005 quarter, compared with 42% in 2004.

                        IDEX CORPORATION AND SUBSIDIARIES
                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              THIRD QUARTER               NINE MONTHS
                                          ENDED SEPTEMBER 30, (1)   ENDED SEPTEMBER 30, (1)
                                          -----------------------   -----------------------
                                              2005       2004           2005        2004
                                            --------   --------       --------   ----------
Pump Products Group
   Net sales ..........................     $158,621   $142,358       $463,219    $397,539
   Operating income (2) ...............       30,895     26,284         83,639      68,234
   Operating margin ...................         19.5%      18.5%          18.1%       17.2%
   Depreciation and amortization ......     $  3,898   $  4,290       $ 12,078    $ 12,467
   Capital expenditures ...............        3,100      3,234         10,791       9,835
Dispensing Equipment Group
   Net sales ..........................     $ 40,936   $ 40,028       $145,380    $127,546
   Operating income (2) ...............        7,882      7,348         32,690      26,590
   Operating margin ...................         19.3%      18.4%          22.5%       20.8%
   Depreciation and amortization ......     $  1,257   $  1,384       $  3,853    $  4,218
   Capital expenditures ...............        1,012        545          2,866       1,961
Other Engineered Products Group
   Net sales ..........................     $ 59,388   $ 56,005       $176,159    $162,889
   Operating income (2) ...............       14,972     12,501         40,521      34,052
   Operating margin ...................         25.2%      22.3%          23.0%       20.9%
   Depreciation and amortization ......     $  1,297   $  1,546       $  4,348    $  4,649
   Capital expenditures ...............          854        940          2,640       2,462
Company
   Net sales ..........................     $257,930   $237,557       $781,746    $685,747
   Operating income ...................       46,649     39,961        135,476     111,061
   Operating margin ...................         18.1%      16.8%          17.3%       16.2%
   Depreciation and amortization (3) ..     $  7,194   $  7,950       $ 22,855    $ 23,335
   Capital expenditures ...............        5,287      5,046         17,154      14,805

(1) Third quarter data includes acquisition of Dinglee (July 2004) in the Other Engineered Products Group from the date of acquisition while the nine month data includes Dinglee as well as the acquisitions of Systec (April 2004) and Scivex (May 2004) in the Pump Products Group from the respective dates of acquisition.

(2)  Group operating income excludes unallocated corporate operating expenses.

(3)  Excludes amortization of debt issuance expenses.

     Gross profit of $104.0 million in the third quarter of 2005 increased $9.1 million, or 10%, from 2004. Gross profit as a percent of sales was 40.3% in 2005 and increased from 40.0% in 2004. The improved gross margins primarily reflected volume leverage and savings realized from the Company's Six Sigma, Lean Manufacturing and global sourcing initiatives.

     Selling, general and administrative (SG&A) expenses increased to $57.4 million in 2005 from $55.0 million in 2004 primarily due to higher volume and reinvestment in the business to drive organic growth. As a percent of sales, SG&A expenses were 22.2%, down from 23.2% in 2004.

     Operating income increased $6.7 million, or 17%, to $46.6 in the third quarter of 2005 from $40.0 million in 2004, primarily reflecting the higher gross margins, partially offset by increased SG&A expenses. Third quarter operating margins were 18.1% of sales, 130 basis points higher than the third quarter of 2004. The improvement from last year resulted from a 30 basis point increase in gross margins and a 100 basis point decrease in SG&A as a percent of sales. In the Pump Products Group, operating income of $30.9 million and operating margins of 19.5% in the third quarter of 2005 were up from the $26.3 million and 18.5% recorded in 2004 principally due to volume leverage and the impact of our operational excellence initiatives. Operating income for the Dispensing Equipment Group of $7.9 million and operating margins of 19.3% in the third quarter of 2005 were up from the $7.3 million and 18.4% in 2004 primarily due to the Company's operational excellence initiatives, as well as volume improvement. Operating income in the Other Engineered Products Group of $15.0 million and operating margins of 25.2% in the third quarter of 2005 increased from $12.5 million and 22.3% achieved in 2004 and primarily reflected increased sales volume and the impact of operational excellence initiatives.

     Other income in the third quarter of 2005 of $.1 million was favorable compared with $.4 million of expense in 2004 mainly due to hurricane-related costs incurred at our Punta Gorda, Florida, pump manufacturing facility in 2004.

     Interest expense decreased to $3.5 million in the current quarter from $3.9 million in the third quarter of 2004. The decrease was principally due to lower debt levels partially offset by a higher interest rate environment.

     IDEX's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $14.7 million in the third quarter of 2005 from $12.5 million in 2004. The effective tax rate decreased to 34.1% in the third quarter of 2005 from 35.0% in 2004 due to a favorable impact from foreign tax credits.

     Net income for the current quarter was $28.5 million, 23% higher than the $23.2 million earned in the third quarter of 2004. Diluted earnings per share in the third quarter of 2005 of $.54 increased $.10, or 23%, compared with the third quarter of 2004.

Performance in the Nine Months Ended September 30, 2005 Compared with the Same Period of 2004

     Orders, sales and profits were higher for the first nine months of 2005 compared with the same period last year. New orders for the first nine months of 2005 totaled $797.5 million, 13% higher than last year. Excluding the impact of foreign currency translation and the three acquisitions made since the beginning of 2004 (Systec - April 2004; Scivex - May 2004 and Dinglee - July 2004), orders were 9% higher than the comparable period of 2004.

     Sales in the first nine months of the year increased 14% to $781.7 million from $685.7 million a year ago. Base business sales rose 10%, foreign currency translation added 1%, and acquisitions accounted for a 3% improvement. Base business sales grew 12% domestically and 7% internationally during the first nine months of 2005. For the first nine months of the year, base business sales to international customers were approximately 44% of total sales, versus 45% in the first nine months of 2004.

     For the first nine months of 2005, the Pump Products Group contributed 59% of sales and 53% of operating income, the Dispensing Equipment Group accounted for 19% of sales and 21% of operating income, and the Other Engineered Products Group represented 22% of sales and 26% of operating income.

     Pump Products Group sales of $463.2 million increased $65.7 million, or 17%, for the nine months ended September 30, 2005 compared with 2004. Base business sales provided an 11% increase, acquisitions accounted for a 5% sales improvement and foreign currency translation added 1%. In the first nine months of 2005, base business sales grew 12% domestically and 8% internationally. Base business sales to customers outside the U.S. were approximately 38% of total group sales in both the 2005 and 2004 periods.

     Dispensing Equipment Group sales of $145.4 million increased $17.8 million, or 14%, in the first nine months of 2005 compared with the same period in 2004. The increase was attributable to an increase in base business sales of 11% and favorable foreign currency translation of 3%. In the first nine months of 2005, base business sales increased 23% domestically and 5% internationally. Base business sales to customers outside the U.S. were approximately 61% of total group sales in the first nine months of 2005, compared with 65% in 2004.

     Other Engineered Products Group sales of $176.2 million increased $13.3 million, or 8%, in the first nine months of 2005 compared with 2004. This reflected a 6% increase in base business volume, a 1% improvement from foreign currency translation, and a 1% favorable impact from the Dinglee acquisition. In the first nine months of 2005, base business sales increased 7% domestically and 6% internationally. Base business sales to customers outside the U.S. were approximately 45% of total group sales in both the 2005 and 2004 periods.

     Gross profit of $317.7 million in the first nine months of 2005 increased $43.0 million, or 16%, from 2004. Gross profit as a percent of sales was 40.6% in 2005, an increase from 40.1% in 2004. The improved gross margins primarily reflected volume leverage and savings realized from our global sourcing, Six Sigma and Lean Manufacturing initiatives.

     SG&A increased to $182.2 million in 2005 from $163.6 million in 2004, and as a percent of sales was 23.3%, down from 23.9% in 2004. The increase in SG&A expenses reflected the acquisitions, volume-related expenses and the deliberate reinvestment in the businesses to drive organic growth.

     Operating income increased by $24.4 million, or 22%, to $135.5 million in the first nine months of 2005 from $111.1 million in 2004, primarily reflecting the higher gross margins discussed above, partially offset by increased SG&A expenses. Operating margins for the first nine months of 2005 were 17.3% compared with 16.2% in the prior year period. The margin increase from last year was primarily due to volume leverage and the improvement in gross margins discussed above. In the Pump Products Group, operating income of $83.6 million and operating margins of 18.1% in 2005 were up from the $68.2 million and 17.2% recorded in 2004. Operating income for the Dispensing Equipment Group of $32.7 million and operating margins of 22.5% in 2005 were up from the $26.6 million and 20.8% in 2004. Operating income in the Other Engineered Products Group of $40.5 million and operating margins of 23.0% in 2005 increased from $34.1 million and 20.9% achieved in 2004.

     Other income in the first nine months of 2005 of $.5 million was favorable compared with $.6 million of expense in 2004 mainly due to hurricane-related costs incurred at our Punta Gorda, Florida, pump manufacturing facility in 2004.

     Interest expense increased to $11.2 million in the first nine months of 2005 from $10.9 million in 2004. This increase was principally attributable to a higher interest rate environment partially offset by lower debt levels.

     IDEX's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $43.7 million in 2005 from $35.8 million in 2004. The effective tax rate decreased to 35.0% in 2005 from 36.0% in 2004 due to a favorable impact from foreign tax credits.

     Net income for the first nine months of 2005 was $81.1 million, 27% higher than the $63.7 million earned in the same period of 2004. Diluted earnings per share in the first nine months of 2005 of $1.54 increased $.31 compared with the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2005, working capital was $156.1 million and our current ratio was 2.0 to 1. Cash flows from operating activities increased $7.7 million, or 8%, to $101.9 million in 2005 mainly due to the improved operating results discussed above offset by unfavorable working capital, reflecting an increase in receivables as a result of higher sales.

     Cash flows provided from operations were more than adequate to fund capital expenditures of $17.2 million and $14.8 million in the first nine months of 2005 and 2004, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support IDEX's global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

     The Company acquired Vetter in January 2004, Systec in April 2004, Scivex in May 2004 and Dinglee in July 2004 at a cost of $44.8 million, $22.4 million, $98.6 million and $4.1 million, respectively. The Company also paid $1.1 million in settlement of a purchase price contingency related to the 2003 acquisition of Classic. All payments for acquisitions were financed under the Company's credit facility.

     In addition to the $150.0 million of 6.875% Senior Notes due February 15, 2008, the Company also has a $600.0 million domestic multi-currency bank revolving credit facility (Credit Facility), which expires December 14, 2009. At September 30, 2005, the maximum amount available under the Credit Facility was $600.0 million, of which zero was borrowed, with outstanding letters of credit totaling $5.1 million. The Credit Facility contains a covenant that limits total debt outstanding to 3.25 times operating cash flow, as defined in the agreement. Our total debt outstanding was $160.8 million at September 30, 2005, and based on the covenant, total debt outstanding was limited to $663.7 million. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate or, at the Company's election, at LIBOR plus an applicable margin. The applicable margin is based on the credit rating of our Senior Notes, and can range from 27 basis points to 75 basis points. Based on the Company's BBB rating at September 30, 2005, the applicable margin was 55 basis points. We also pay an annual fee of 15 basis points on the total Credit Facility.

     In December 2001, we, and certain of our subsidiaries, entered into a one-year, renewable agreement with a financial institution, under which we collateralized certain receivables for borrowings (Receivables Facility). This agreement was renewed in December 2004 for one year. The Receivables Facility provides for borrowings of up to $30.0 million, depending upon the level of eligible receivables. At September 30, 2005, there were no borrowings outstanding under this facility.

     We also have a one-year, renewable $30.0 million demand line of credit (Short-Term Facility), which expires on December 13, 2005. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At September 30, 2005, there were no borrowings outstanding under this facility.

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

Noncurrent assets - The Company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. In particular, the recoverability of September 30, 2005 balances for goodwill and intangible assets of $694.1 million and $28.8 million, respectively, are subject to estimation processes, which depend on the accuracy of underlying assumptions, including future operating results. The company evaluates the recoverability of each of these assets based on estimated business values and estimated future cash flows (derived from estimated earnings and cash flow multiples). The recoverability of these assets depends on the reasonableness of these assumptions and how they compare with the eventual operating performance of the specific businesses to which the assets are attributed. To the extent actual business values or cash flows differ from those estimated amounts, the recoverability of these noncurrent assets could be affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $160.8 million of total debt outstanding at September 30, 2005. Approximately 6% of the debt is priced at interest rates that float with the market. A 50-basis point movement in the interest rate on the floating rate debt would result in an approximate $.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the company's outstanding long-term debt. As of September 30, 2005, the Company did not have any derivative instruments outstanding.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                                                             Total Number of       Maximum Number
                                                           Shares Purchased as   of Shares that May
                                                             Part of Publicly     Yet be Purchased
                        Total Number of    Average Price     Announced Plans       Under the Plans
       Period          Shares Purchased   Paid per Share     or Programs (1)       or Programs (1)
       ------          ----------------   --------------   -------------------   ------------------
   July 1, 2005 to
    July 31, 2005             --                --                  --                2,240,250
  August 1, 2005 to
   August 31, 2005            --                --                  --                2,240,250
September 1, 2005 to
 September 30, 2005           --                --                  --                2,240,250

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

                                   IDEX CORPORATION


November 9, 2005                   /s/ Dominic A. Romeo
                                   ----------------------------------------
                                   Dominic A. Romeo
                                   Vice President and Chief Financial Officer
                                   (duly authorized principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------
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

     *4.6(a)     Amendment No. 4 dated as of December 14, 2004 to the Credit
                 Lyonnais Uncommitted Line of Credit Agreement dated December 3,
                 2001

     *4.6(b)     Amendment No. 5 dated as of July 28, 2005 to the Credit
                 Lyonnais Uncommitted Line of Credit Agreement dated December 3,
                 2001

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

----------
*    Filed herewith