Form 10-K
period 2005-12-31
IDEX CORP /DE/
filed 2006-03-06
CIK 832101

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

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

                  Registrant's telephone number: (847) 498-7070

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                 -----------------------------------------
      COMMON STOCK,                           NEW YORK STOCK EXCHANGE AND
PAR VALUE $.01 PER SHARE                         CHICAGO STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock (based on the June 30, 2005 closing price of $38.61) held by non-affiliates of IDEX Corporation was $1,938,730,725.

The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of February 28, 2006 was 52,948,273 (net of treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 Annual Report to Shareholders of IDEX Corporation (the "2005 Annual Report") are incorporated by reference into Parts I and II of this Form 10-K and portions of the definitive Proxy Statement of IDEX Corporation (the "2006 Proxy Statement") with respect to the 2006 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

PART I.

Item 1.    Business.                                                           1
Item 1A.   Risk Factors.                                                       6
Item 1B.   Unresolved Staff Comments.                                          8
Item 2.    Properties.                                                         8
Item 3.    Legal Proceedings.                                                  9
Item 4.    Submission of Matters to a Vote of Security Holders.                9

PART II.

Item 5.    Market for Registrant's Common Equity, Related Shareholder
           Matters and Issuer Purchases of Equity Securities.                  9
Item 6.    Selected Financial Data.                                           10
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                             10
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.        10
Item 8.    Financial Statements and Supplementary Data.                       10
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.                                              10
Item 9A.   Controls and Procedures.                                           10
Item 9B.   Other Information.                                                 10

PART III.

Item 10.   Directors and Executive Officers of the Registrant.                11
Item 11.   Executive Compensation.                                            11
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.                                   11
Item 13.   Certain Relationships and Related Transactions.                    11
Item 14.   Principal Accountant Fees and Services.                            11

PART IV.

Item 15.   Exhibits and Financial Statement Schedule.                         12

Report of Independent Registered Public Accounting Firm                       13

Schedule II - Valuation and Qualifying Accounts                               14

Signatures                                                                    15

Exhibit Index                                                                 16

                                     PART I

ITEM 1. BUSINESS.

     IDEX Corporation ("IDEX" or the "Company") manufactures an extensive array of engineered industrial products sold to customers in a variety of industries around the world. We believe that each of our business units is a leader in its niche market. We also believe that our consistent financial performance has been attributable to the manufacture of quality products designed and engineered by us, coupled with our ability to identify and successfully consummate and integrate strategic acquisitions. IDEX consists of three reportable business segments: Pump Products Group, Dispensing Equipment Group, and Other Engineered Products Group.

PUMP PRODUCTS GROUP

     The Pump Products Group produces a wide variety of pumps, compressors, flow meters, injectors and valves and related controls for the movement of liquids and gases. The devices and equipment produced by this group are used by a large and diverse set of industries including chemical processing, machinery, water treatment, medical equipment, liquid petroleum distribution, oil and refining, food and beverage, biotech, life sciences and drug processing. The eight business units that comprise this group are Gast Manufacturing, Liquid Controls, Micropump, Pulsafeeder, Rheodyne, Scivex, Viking Pump and Warren Rupp/Versa-Matic. The group accounted for 59% of sales and 54% of operating income in 2005, with 36% of sales to customers outside the U.S.

     Gast Manufacturing. Gast Manufacturing, acquired in 1998, is a leading manufacturer of air-moving products, including air motors, low- and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast's products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure. Gast's primary markets served are medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts and industrial manufacturing. Gast is based in Benton Harbor, Michigan, with additional facilities in England. Approximately 20% of Gast's 2005 sales were to customers outside the U.S.

     Liquid Controls. Liquid Controls, acquired in January 2001, is a leading manufacturer of positive displacement flow meters and electronic registration and control products. Applications for its products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Liquid Controls is headquartered in Lake Bluff, Illinois, with additional operations in Italy and India. During 2001, the Company decided to operate its previously acquired Corken business unit as part of Liquid Controls. Corken, based in Oklahoma City, Oklahoma and acquired by IDEX in 1991, is a leading producer of positive displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Sponsler Co., Inc., with headquarters in Westminster, South Carolina, was acquired in June 2003. Sponsler, which operates as part of Liquid Controls, is a manufacturer of a line of precision turbine flowmeters to meet all flow applications, including low-flow and applications where viscosity, corrosive media, extreme temperature or hazardous materials are factors. Approximately 50% of Liquid Controls' 2005 sales were outside the U.S.

     Micropump. Micropump, acquired in 1995, is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump's products are used in low-flow applications, including abrasive and corrosive applications. Micropump serves markets including printing machinery, medical equipment, paints and inks, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp and paper, water treatment and textiles. Micropump is based in Vancouver, Washington, and also has operations in England. In April 2000, IDEX acquired Ismatec SA, a leading manufacturer of peristaltic metering pumps, analytical process controllers, and sample preparation systems. Headquartered near Zurich, Switzerland, the business operates as part of Micropump and provides Micropump with entry into scientific R&D markets including pharmaceutical, medical, biotech and institutional laboratory. In May 2000, IDEX acquired Trebor International, which also now operates as part of Micropump. Headquartered in Salt Lake City, Utah, Trebor is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Its products are used in the manufacturing of semiconductors, disk drives and flat panel displays. Approximately 50% of Micropump's 2005 sales were to customers outside the U.S.

     Pulsafeeder. Pulsafeeder, acquired in 1992, is a leading manufacturer of metering pumps, special purpose rotary pumps, peristaltic pumps, electronic controls and dispensing equipment. Pulsafeeder's products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition, and its markets include water and wastewater treatment, power generation, pulp and paper, chemical and hydrocarbon processing and swimming pools. Pulsafeeder is headquartered in Rochester, New York, with additional operations in Punta Gorda, Florida. Knight Equipment, Inc., acquired in 1997, is operated as part of the Pulsafeeder business unit, and has its headquarters in Lake Forest, California, with additional operations in The Netherlands. Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Halox Technologies, Inc., acquired in April 2002, is also operated as part of the Pulsafeeder business unit and is a small Bridgeport, Connecticut-based manufacturer of point-of-use chlorine dioxide equipment. Its products produce chlorine dioxide for use in water treatment and disinfectant applications. Halox products can be used in a wide variety of end markets including food and beverage, cooling towers and potable water treatment. Classic Engineering, Inc. was acquired in September 2003 and operates as part of the Pulsafeeder group. Classic, based in Jacksonville, Florida, is a supplier of fully integrated pump and metering systems to chemical companies and municipal water treatment facilities. Classic also designs, engineers and manufactures a line of standard and custom chemical-feed systems for the water, wastewater, chemical OEM, pulp and paper, cement and general industrial markets. In 2005, approximately 35% of Pulsafeeder's sales were to customers outside the U.S.

     Rheodyne. Rheodyne, acquired in July 2002, is a leading manufacturer of injectors, valves, fittings and accessories for the analytical instrumentation market. Its products are used by manufacturers of high pressure liquid chromatography equipment servicing the pharmaceutical, biotech, life science, food and beverage, and chemical markets. Rheodyne is based in Rohnert Park, California, and its activities are closely coordinated with those of Ismatec, Trebor, Scivex, and Micropump. Systec, Inc., acquired in April 2004, designs and manufactures vacuum degassing products for the analytical chemistry instrumentation market. Systec, based in New Brighton, Minnesota, is operated as part of the Rheodyne business unit. Approximately 35% of Rheodyne's 2005 sales were to customers outside the U.S.

     Scivex. Scivex, acquired in May 2004, is a leading provider of fluidic components and systems for the analytical, biotechnology and diagnostic instrumentation markets. Its fluidic components and sub-assemblies include: fittings, precision dispensing pumps and valves, tubing and integrated tubing assemblies, filter sensors and other micro- and nano-fluidic components. Markets served by Scivex include pharmaceutical, drug discovery, chemical, biochemical processing, genomics/proteomics research, environmental labs, food/agriculture, medical lab, personal care, and plastics/polymer/rubber production. Scivex operates Upchurch Scientific in Oak Harbor, Washington and Sapphire Engineering in Pocasset, Massachusetts. Approximately 20% of Scivex's 2005 sales were to customers outside the U.S.

     Viking Pump. Viking produces internal and external gear pumps, lobe pumps, strainers and reducers, and related controls. These products are used for transferring and metering thin and viscous liquids. Markets served by Viking include chemical, petroleum, pulp and paper, plastics, paints, inks, tanker trucks, compressor, construction, food and beverage, personal care, pharmaceutical and biotech. Viking is based in Cedar Falls, Iowa, with additional operations in Canada, England and Ireland. Wrightech Corporation was acquired in October 2002 and is headquartered in Waukesha, Wisconsin. Wrightech, which operates as part of Viking Pump, is a small manufacturer of stainless-steel positive displacement pumps and replacement parts for the sanitary product marketplace. This market includes beverage, food processing, pharmaceutical, cosmetics and other industries that require sanitary processing. Approximately 30% of Viking's 2005 sales were to customers outside the U.S.

     Warren Rupp/Versa-Matic. Warren Rupp is a leading producer of air-operated and motor-driven double-diaphragm pumps. Warren Rupp's products are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. This business serves markets including chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance. Warren Rupp is based in Mansfield, Ohio. Blagdon Pump, located in the United Kingdom, was acquired in 1997 and is operated as part of the Warren Rupp business unit. Versa-Matic Tool, Inc. was acquired in June 2001 and also operates as part of Warren Rupp. Headquartered in Export, Pennsylvania, Versa-Matic is a manufacturer and distributor of air-operated double-diaphragm pumps and pump-replacement parts. Warren Rupp's sales to customers outside the U.S. in 2005 were approximately 50%.

DISPENSING EQUIPMENT GROUP

     The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes, refinishing equipment, and centralized lubrication systems. This equipment is used in a variety of retail and commercial industries around the world. This group provides equipment, systems and services for applications such as tinting paints and coatings, industrial and automotive refinishing, and the precise lubrication of machinery and transportation equipment. The three business units that comprise this group are FAST, Fluid Management and Lubriquip. The group accounted for 18% of sales and 19% of operating income in 2005, with 59% of sales to customers outside the U.S.

     FAST. The Company acquired FAST (now FAST & Fluid Management Srl - Italy) in 1999. F&FM is a leading European manufacturer of precision-designed tinting, mixing, dispensing and measuring equipment for refinishing, architectural and industrial paints, inks, dyes, pastes and other liquids. F&FM's products are used for the precise and reliable reproduction of colors based on paint producers' formulas. Through architectural, refinishing and industrial paint producers, precision equipment is supplied to retail and commercial stores, home centers and automotive body shops. F&FM is headquartered in Milan, Italy, with additional operations in France, Spain and the United Kingdom. Over 95% of F&FM's sales in 2005 were to customers outside the U.S.

     Fluid Management. Fluid Management, acquired in 1996, is the market leader in automatic and manually operated dispensing, metering and mixing equipment for the paints and coatings market. Fluid Management's products are used for the precise blending and mixing of base paints, tints and colorants, and inks and dyes. Fluid Management's markets include retail and commercial paint stores, hardware stores, home centers, department stores, printers, paint and ink manufacturers and point of purchase dispensers and mixing equipment for the personal care and health and beauty industry. Fluid Management is based in Wheeling, Illinois. Additional operations are located in The Netherlands and Australia. Approximately 55% of Fluid Management's 2005 sales were to customers outside the U.S.

     Lubriquip. Lubriquip is a market leader in centralized oil and grease lubrication systems, force-feed lubricators, metering devices, related electronic controls and accessories. Lubriquip's products are used to prolong equipment life, reduce maintenance costs and increase productivity. Lubriquip serves markets including machine tools, transfer machines, conveyors, packaging equipment, transportation equipment, construction machinery, food processing and paper machinery. Lubriquip is headquartered in Warrensville Heights, Ohio, with an additional operation in Madison, Wisconsin. Approximately 25% of Lubriquip's sales in 2005 were to customers outside the U.S.

OTHER ENGINEERED PRODUCTS GROUP

     The Other Engineered Products Group produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications. The two business units that comprise this group are Hale Products and Band-It. The group accounted for 23% of sales and 27% of operating income in 2005, with 46% of sales to customers outside the U.S.

     Band-It. Band-It is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The Band-It brand is highly recognized worldwide. Band-It's products are used for securing exhaust system heat and sound shields, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling, and numerous other industrial and commercial applications. Band-It's markets include transportation equipment, oil and gas, general industrial maintenance, electronics, electrical, communications, aerospace, utility and municipal. Band-It is based in Denver, Colorado, with additional manufacturing operations in the United Kingdom and Singapore. In 2005, approximately 45% of Band-It's sales were to customers outside the U.S.

     Hale Products. Hale Products, acquired in 1994, is a leading manufacturer of rescue systems, lifting bags, and truck-mounted fire pumps. Hale's products include the Hurst Jaws of Life(R) and LUKAS(R) rescue tool and re-railing systems. Hale's pumps are used to pump water or foam to extinguish fires; its rescue equipment is used to extricate accident victims; its forced-entry equipment is used for law enforcement; and its hydraulic products are used for re-railing, disaster recovery and recycling. Hale's markets include public and private fire and rescue organizations. LUKAS Hydraulik, headquartered in Erlangen, Germany, was acquired in 1995 and is operated as part of the Hale business unit. In January 2001, IDEX acquired Class 1, Inc., headquartered in Ocala, Florida, and now is operated as part of Hale. Class 1 is a leading supplier of components and systems to the fire and rescue vehicle market. Its primary products include electronic information controls, engine information systems, electronic multiplexing units, electrical monitoring equipment and systems and fire truck mechanical components. In January 2004, IDEX acquired Manfred Vetter GmbH, headquartered in Zulpich, Germany. Vetter, operating as part of the Hale business unit, designs and manufactures pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection, industrial maintenance, and disaster recovery and control. Tianjin Dinglee Machine and Motor Co., Ltd., based in Tianjin, China, was acquired in July 2004 and operates as part of Hale. Dinglee is a leading manufacturer of rescue tools in China. Hale is headquartered in Ocala, Florida, with additional operations in Conshohocken, Pennsylvania, Shelby, North Carolina, as well as England, Germany and China. Approximately 45% of Hale's 2005 sales were to customers outside the U.S.

GENERAL ASPECTS APPLICABLE TO THE COMPANY'S BUSINESS GROUPS

COMPETITORS

     The Company's businesses participate in highly competitive markets. Generally, all of the Company's businesses compete on the basis of performance, quality, service and price.

     Principal competitors of the businesses in the Pump Products Group are the Blackmer division of Dover Corporation (with respect to rotary gear pumps, and pumps and small horsepower compressors used in liquified petroleum gas distribution facilities); Milton Roy, a division of United Technologies Corporation (with respect to metering pumps and controls); Roper Industries and Tuthill Corporation (with respect to rotary gear pumps); Wilden Pump and Engineering Co., a division of Dover Corporation (with respect to air-operated double-diaphragm pumps); Thomas Industries, a division of Gardner Denver (with respect to vacuum pumps and compressors); and Valco Instruments Co. (with respect to fluid injectors and valves).

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

EMPLOYEES

     At December 31, 2005, IDEX had approximately 4,300 employees. Approximately 11% were represented by labor unions with various contracts expiring through November 2008. Management believes that the Company's relationship with its employees is good. The Company has historically been able to satisfactorily renegotiate its collective bargaining agreements, with its last work stoppage in March 1993.

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

SEGMENT INFORMATION

     For segment financial information for the years 2005, 2004, and 2003, see the table titled "Company and Business Group Financial Information" presented on page 20 under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the "Notes to Consolidated Financial Statements" on page 34 of the 2005 Annual Report, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past 5 years.

                               YEARS OF
NAME                     AGE    SERVICE                  POSITION
----                     ---   --------   -------------------------------------
Lawrence D. Kingsley..    43       1      President and Chief Executive Officer
Dominic A. Romeo......    46       2      Vice President and Chief Financial
                                             Officer
Kimberly K. Bors......    45       3      Vice President-Human Resources
John L. McMurray......    55      13      Vice President-Group Executive of
                                             Pump Products
Heath A. Mitts........    35      --      Vice President-Corporate Finance
Frank J. Notaro.......    42       8      Vice President-General Counsel and
                                             Secretary
Daniel J. Salliotte...    39       1      Vice President-Strategy and Business
                                             Development
Michael J. Yates......    40      --      Vice-President-Controller

----------

     Mr. Kingsley will be appointed Chairman of the Board by the Board of Directors, effective April 4, 2006. He was appointed to the position of President and Chief Executive Officer in March 2005. Prior to that, Mr. Kingsley was Chief Operating Officer since joining the Company in August 2004. Prior to joining IDEX, Mr. Kingsley served as Corporate Vice President and Group Executive responsible for the Sensors and Controls businesses at Danaher Corporation, a $5.3 billion industrial and consumer products manufacturing company. During his tenure at Danaher, he served as President, Industrial Controls Group from April 2002 to July 2004 and as President, Motion Group, Special Purpose Systems from January 2001 to March 2002.

     Mr. Romeo has been Vice President and Chief Financial Officer of the Company since January 2004. Prior to joining IDEX, Mr. Romeo was Vice President-Chief Financial Officer of Honeywell Aerospace, a segment of Honeywell International, from August 2001 to January 2004. He also held the position of Chief Financial Officer of Engine Systems and Services from April 1999 to August 200l.

     Ms. Bors has been Vice President-Human Resources of the Company since January 2003. Prior to joining IDEX, Ms. Bors was Vice President of People and Process Integration from December 2000 to December 2002 for Brunswick Corporation's Boat Group, a $1.4 billion manufacturer of recreational boats.

     Mr. McMurray has been Vice President-Group Executive of Pump Products since August 2003. Prior to that, Mr. McMurray was Vice President-Operational Excellence since October 2000.

     Mr. Mitts has been Vice President-Corporate Finance since September 2005. Prior to joining IDEX, Mr. Mitts was Chief Financial Officer of PerkinElmer's Asia operations, based out of Singapore, from February 2002 to September 2005. From February 2001 to February 2002, he was finance leader for PerkinElmer's Telecom and Sensors business in Montreal, Canada.

     Mr. Notaro has served as Vice President-General Counsel and Secretary since March 1998.

     Mr. Salliotte has been Vice President-Strategy and Business Development of the Company since October 2004. From May 2003 to October 2004, Mr. Salliotte was a transaction advisor on behalf of two private equity firms located in Bloomfield, Michigan - Quantum Value Management LLC and Oxford Investment Group. From April 1998 to May 2003, Mr. Salliotte worked at SPX Corporation, a multi-industrial corporation headquartered in Charlotte, North Carolina.

     Mr. Yates has been Vice President-Controller since October 2005. Prior to joining IDEX, Mr. Yates was a Senior Manager at PricewaterhouseCoopers LLP from November 1999 to October 2005.

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

ITEM 1A. RISK FACTORS.

For an enterprise as diverse and complex as the Company, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the most significant factors affecting our operations include the following:

CHANGES IN U.S. OR INTERNATIONAL ECONOMIC CONDITIONS COULD ADVERSELY AFFECT THE PROFITABILITY OF ANY OF OUR BUSINESSES.

     In 2005, 57% of the Company's revenue was derived from domestic operations while 43% was international. The Company's largest markets include paint and coatings, fire and rescue, machinery, life sciences and medical, chemical processing and petroleum-LPG. A slowdown in the economy and specifically any of these specific end markets could directly affect the Company's revenue stream and profitability.

POLITICAL CONDITIONS IN FOREIGN COUNTRIES IN WHICH WE OPERATE COULD ADVERSELY AFFECT US.

     In the year ended December 31, 2005, approximately 43% of our total sales were to customers outside the U.S. We expect international operations and export sales to continue to contribute to earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include the following:

     - possibility of unfavorable circumstances arising from host country laws or regulations;

     -    risks of economic instability;

     - currency exchange rate fluctuations and restrictions on currency repatriation;

     -    potential negative consequences from changes to taxation policies;

     -    the disruption of operations from labor and political disturbances;

     - changes in tariff and trade barriers and import or export licensing requirements;

     -    insurrection or war

We cannot assure you of the impact on us if such events occur in the future.

INNOVATION IS A BIG DRIVER OF OUR REVENUE GROWTH. AN INABILITY TO CONTINUE TO DEVELOP NEW PRODUCTS CAN LIMIT THE COMPANY'S REVENUE AND PROFITABILITY.

     The Company's organic growth in 2005 and 2004 was 10% and 7%, respectively. More than 20% of our revenue was derived from new products developed over the past three years. Our ability to continue to grow organically is tied to our ability to continue to develop new products.

OUR GROWTH STRATEGY INCLUDES ACQUISITIONS AND WE MAY NOT BE ABLE TO MAKE ACQUISITIONS OF SUITABLE CANDIDATES OR INTEGRATE ACQUISITIONS SUCCESSFULLY.

     Our historical growth has also depended, and our future growth is likely to continue to depend, in large part on our acquisition strategy and the successful integration of acquired businesses into our existing operations. We intend to continue to seek additional acquisition opportunities both to expand into new markets and to enhance our position in existing markets throughout the world. We cannot assure you, however, that we will be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain financing which may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, we cannot assure you that any acquisition, once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to our operations and cash flow.

     Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE. THIS COMPETITION COULD LIMIT THE VOLUME OF PRODUCTS THAT WE SELL AND REDUCE OUR OPERATING MARGINS.

     Most of our products are sold in competitive markets. We believe that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, quality of post-sale support, timeliness of delivery, and effectiveness of our distribution channels. Maintaining and improving our competitive position will require continued investment by us in manufacturing, engineering, quality standards, marketing, customer service and support, and our distribution networks. We cannot assure you that we will be successful in maintaining our competitive position. Our competitors may develop products that are superior to our products, or may develop methods of more efficiently and effectively providing products and services or may adapt more quickly than us to new technologies or evolving customer requirements. Pricing pressures could also cause us to adjust the prices of certain of our products to stay competitive. We cannot assure you that we will be able to compete successfully with our existing competitors or with new competitors. Failure to continue competing successfully could adversely affect our business, financial condition and results of operations.

WE ARE DEPENDENT ON THE AVAILABILITY OF RAW MATERIALS AND PARTS AND COMPONENTS USED IN OUR PRODUCTS.

     While we manufacture many of the parts and components used in our products, we require substantial amounts of raw materials and purchase some parts and components from suppliers. The availability and prices from materials and parts and components may be subject to curtailment or change due to, among other things, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, these raw materials or parts and components could materially affect our business, financial condition and results of operations.

SIGNIFICANT MOVEMENTS IN FOREIGN CURRENCY EXCHANGE RATES MAY HARM OUR FINANCIAL RESULTS.

     We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the euro and the British pound. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. The impact from these foreign currency exchange rate fluctuations is, to a certain extent, lessoned through invoicing our customers in the same currency as the source of the products. For additional detail related to this risk, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

AN UNFAVORABLE OUTCOME WITH REGARDS TO ANY OF OUR PENDING CONTINGENCIES OR LITIGATION COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We are currently involved in certain legal and regulatory proceedings and, as required and where it is reasonably possible to do so, have accrued our estimates of the probable costs for the resolution of these matters. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

WE COULD BE ADVERSELY AFFECTED BY RAPID CHANGES IN INTEREST RATES.

     Our profitability may also be adversely affected during any period of unexpected or rapid increase in interest rates. At December 31, 2005, we had $160.0 million of total debt outstanding, of which approximately 6% was priced at interest rates that float with the market. A 50 basis point increase in the interest rate on the floating rate debt would result in an approximate $50,200 annualized increase in interest expense and decrease in cash flows. Historically, we have maintained a higher level of debt on our balance sheet. A higher level of debt would obviously increase the exposure discussed above. For additional detail related to this risk, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

OUR INTANGIBLE ASSETS ARE A SIGNIFICANT PORTION OF OUR TOTAL ASSETS AND A WRITE-OFF OF OUR INTANGIBLE ASSETS COULD CAUSE A MAJOR IMPACT ON THE COMPANY'S NET WORTH.

     Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2005, goodwill totaled $691.9 million. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the tangible assets we have acquired. At each balance sheet date, we assess whether there has been an impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, we could reflect, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and total capitalization, which effect could be material. As of December 31, 2005, we have determined that no impairment existed.

OUR BUSINESS COULD SUFFER IF WE ARE UNSUCCESSFUL IN NEGOTIATING NEW COLLECTIVE BARGAINING AGREEMENTS.

     As of December 31, 2005, we had approximately 4,300 employees. Approximately 11% of our employees are represented by unions with various contracts expiring through November 2008. We cannot assure you that we will be successful in negotiating new collective bargaining agreements, or that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations. In addition, our closures of certain facilities may create the risk of strikes or work stoppages at those and other facilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 calendar year and that remain unresolved.

ITEM 2. PROPERTIES.

     The Company's principal plants and offices have an aggregate floor space area of approximately 3.2 million square feet, of which 2.2 million square feet (70%) are located in the U.S. and approximately 1.0 million square feet (30%) are located outside the U.S., primarily in Italy (7%), the U.K. (6%), Germany (6%) and The Netherlands (4%). These facilities are considered to be suitable and adequate for their operations. Management believes that utilization of manufacturing capacity ranges from 40% to 70% in each facility. The Company's executive office occupies approximately 26,000 square feet of leased space in Northbrook, Illinois.

     Approximately 2.3 million square feet (73%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.8 million square feet (56%) of the principal plant and office floor area is held by business units in the Pump Products Group; 0.6 million square feet (19%) is held by business units in the Dispensing Equipment Group; and 0.7 million square feet (21%) is held by business units in the Other Engineered Products Group.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Information regarding the prices of, and dividends on, the Common Stock, and certain related matters, is incorporated herein by reference to "Shareholder Information" on page 44 of the 2005 Annual Report.

     The principal market for the Common Stock is the New York Stock Exchange, but the Common Stock is also listed on the Chicago Stock Exchange. As of February 28, 2006, Common Stock was held by approximately 6,700 shareholders and there were 52,948,273 shares of Common Stock outstanding, net of treasury shares.

     The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2005:

                                                             Total Number of       Maximum Number of
                                                           Shares Purchased as   Shares that May Yet
                                                             Part of Publicly     be Purchased Under
                        Total Number of    Average Price     Announced Plans           the Plans
      Period           Shares Purchased   Paid per Share     or Programs (1)        or Programs (1)
--------------------   ----------------   --------------   -------------------   --------------------
October 1, 2005 to
   October 31, 2005           --                --                  --                 2,240,250
November 1, 2005 to
   November 30, 2005          --                --                  --                 2,240,250
December 1, 2005 to
   December 31, 2005          --                --                  --                 2,240,250

(1) On October 20, 1998, IDEX's Board of Directors authorized the repurchase of up to 2.25 million shares of its common stock, either at market prices or on a negotiated basis as market conditions warrant.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under "Historical Data" on pages 16 and 17 of the 2005 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 to 24 of the 2005 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information set forth under the caption "Market Risk" on page 24 of the 2005 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of IDEX, including Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon of Deloitte & Touche LLP on pages 25 to 41 of the 2005 Annual Report are incorporated herein by reference.

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

     The information set forth under the captions "Report of Independent Registered Public Accounting Firm" and "Management's Report on Internal Control Over Financial Reporting" on pages 41 - 42 of the 2005 Annual Report is incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and the information under the subheading "Information Regarding the Board of Directors and Committees," in the Company's 2006 Proxy Statement is incorporated herein by reference. Information regarding executive officers of the Company is located in Part I, Item 1, of this report under the caption "Executive Officers of the Registrant."

     The following directors are not standing for reelection to the Board of Directors in 2006:

     Dennis K. Williams, 60, director since 2000 - Mr. Williams has been Chairman of the Board of the Company since March 22, 2005 and will retire effective April 4, 2006. From May 1, 2000 to March 22, 2005, Mr. Williams was Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Williams is a director of Washington Group International, Inc.

     Paul E. Raether, 59, director since 1988 - Mr. Raether has been a director of the Company since January 22, 1988. Since prior to 2000, he has been a member of Kohlberg Kravis Roberts & Co., L.L.C. Mr. Raether is a director of KSL Recreation Corporation and Shoppers Drug Mart Corporation.

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

ITEM 11. EXECUTIVE COMPENSATION.

     Information under the heading "Compensation of Executive Officers" in the Company's 2006 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information under the heading "Security Ownership" and the information under the subheading "Equity Compensation Plan Information" in the Company's 2006 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information under the heading "Principal Accountant Fees and Services" in the Company's 2006 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(A)  1. Financial Statements

     The following financial statements are incorporated herein by reference to the 2005 Annual Report.

                                                                      2005 ANNUAL
                                                                      REPORT PAGE
                                                                      -----------
Consolidated Balance Sheets as of December 31, 2005 and 2004 ......        25
Consolidated Statements of Operations for the Years Ended
   December 31, 2005, 2004 and 2003 ...............................        26
Consolidated Statements of Shareholders' Equity for the Years Ended
   December 31, 2005, 2004 and 2003 ...............................        27
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2005, 2004 and 2003 ...............................        28
Notes to Consolidated Financial Statements ........................      29-39
Reports of Independent Registered Public Accounting Firm ..........      40-41

     2. Financial Statement Schedule

                                                                       2005 FORM
                                                                       10-K PAGE
                                                                      -----------
(a) Report of Independent Registered Public Accounting Firm .......        13
(b) Schedule II - Valuation and Qualifying Accounts ...............        14

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements of IDEX or the Notes thereto.

     3. Exhibits

     The exhibits filed with this report are listed on the "Exhibit Index."

(B)  Exhibit Index

     Reference is made to the Exhibit Index beginning on page 16 hereof.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

     We have audited the consolidated financial statements of IDEX Corporation and its Subsidiaries (the Company) as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated February 27, 2006; such consolidated financial statements and reports are included in your 2005 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of IDEX Corporation, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 27, 2006

                        IDEX CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                                   BALANCE     CHARGED TO                               BALANCE
                                                  BEGINNING    COSTS AND                                 END OF
DESCRIPTION                                        OF YEAR    EXPENSES(1)   DEDUCTIONS(2)   OTHER(3)      YEAR
-----------                                       ---------   -----------   -------------   --------    -------
Allowance for Doubtful Accounts
Year Ended December 31, 2005:
   Deducted from assets to which they apply:
      Allowance for Doubtful Accounts .........     $4,260       $  847          $661        $(630)     $3,816

Year Ended December 31, 2004:
   Deducted from assets to which they apply:
      Allowance for Doubtful Accounts .........      3,794          987           906          385       4,260

Year Ended December 31, 2003:
   Deducted from assets to which they apply:
      Allowance for Doubtful Accounts .........      3,089        1,150           565          120       3,794

----------
(1) Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.

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

Date: March 6, 2006

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

              SIGNATURE                                       TITLE                             DATE
              ---------                                       -----                             ----


/S/ LAWRENCE D. KINGSLEY                President and Chief Executive Officer (Principal   March 6, 2006
-------------------------------------   Executive Officer) and Director
Lawrence D. Kingsley


/S/ DOMINIC A. ROMEO                    Vice President and Chief Financial Officer         March 6, 2006
-------------------------------------   (Principal Financial and Accounting Officer)
Dominic A. Romeo


/S/ DENNIS K. WILLIAMS                  Director                                           March 6, 2006
-------------------------------------
Dennis K. Williams


/S/ BRADLEY J. BELL                     Director                                           March 6, 2006
-------------------------------------
Bradley J. Bell


/S/ FRANK S. HERMANCE                   Director                                           March 6, 2006
-------------------------------------
Frank S. Hermance


/S/ GREGORY B. KENNY                    Director                                           March 6, 2006
-------------------------------------
Gregory B. Kenny


/S/ PAUL E. RAETHER                     Director                                           March 6, 2006
-------------------------------------
Paul E. Raether


/S/ NEIL A. SPRINGER                    Director                                           March 6, 2006
-------------------------------------
Neil A. Springer


/S/ MICHAEL T. TOKARZ                   Director                                           March 6, 2006
-------------------------------------
Michael T. Tokarz

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

3.1(b)       Amendment to Restated Certificate of Incorporation of IDEX
             Corporation (formerly HI, Inc.) (incorporated by reference to
             Exhibit No. 3.1(b) to the Current Report of IDEX on Form 8-K March
             24, 2005, Commission File No. 1-10235)

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

4.5          Credit Agreement, dated as of December 14,, 2004, among IDEX
             Corporation, Bank of America N.A. as Agent and Issuing Bank, and the Other Financial Institutions Party Hereto (incorporated by reference to Exhibit 4.5 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2004, Commission File No. 1-10235)

4.6          Credit Lyonnais Uncommitted Line of Credit, dated as of December 3,
             2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)

*4.6(a)      Amendment No. 6 dated as of December 14, 2005 to the Credit
             Lyonnais Uncommitted Line of Credit Agreement dated December 3,
             2001

10.1**       Employment Agreement between IDEX Corporation and Dennis K.
             Williams, dated April 14, 2000 (incorporated by reference to
             Exhibit No. 10.6 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 1-10235)

10.1(a)**    Transition and Retirement Agreement between IDEX Corporation and
             Dennis K. Williams, dated February 25, 2005

                                   EXHIBIT INDEX

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

                                  EXHIBIT INDEX

Exhibit
Number       Description
-------      -----------
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

10.16** Letter Agreement between IDEX Corporation and John L. McMurray, dated April 24, 2000 (incorporated by reference to Exhibit No.
             10.17(a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)

10.17** Letter Agreement between IDEX Corporation and Dominic A. Romeo, dated December 1, 2003 (incorporated by reference to Exhibit No.
             10.21 to the Annual Report of IDEX on Form 10-K for the year ended
             December 31, 2003)

10.18**      Restricted Stock Award Agreement between IDEX Corporation and
             Dominic A. Romeo, dated January 14, 2004 (incorporated by reference to Exhibit No. 10.22 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2003)

10.19**      Employment Agreement between IDEX Corporation and Lawrence D.
             Kingsley, dated July 21, 2004 (incorporated by reference to Exhibit
             No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended September 30, 2004)

10.19(a)**   First Amendment to Employment Agreement between IDEX Corporation and Lawrence D. Kingsley, dated March 22, 2005 (incorporated by reference to Exhibit 10.20 (a) to the Current Report of IDEX on
             Form 8-K dated March 24, 2005, Commission File No. 1-10235)

10.20**      Restricted Stock Award Agreement between IDEX Corporation and
             Lawrence D. Kingsley, dated August 23, 2004 (incorporated by reference to Exhibit No. 10.01 to the Periodic Report of IDEX on Form 8-K filed on August 26, 2004)

10.21**      Restricted Stock Award Agreement between IDEX Corporation and
             Lawrence D. Kingsley, dated March 22, 2005 (incorporated by reference to Exhibit No. 10.25 to the Current Report of IDEX on Form 8-K filed dated March 24, 2005, Commission File No. 1-10235)

10.22**      Form Stock Option Agreement (incorporated by reference to Exhibit
             10.23 to the Current Report of IDEX on Form 8-K dated March 24,
             2005, Commission File No. 1-10235)

10.23**      Form Restricted Stock Agreement (incorporated by reference to
             Appendix A of the Proxy Statement of IDEX Corporation, dated
             February 25, 2005, Commission File No. 1-10235)

10.24**      IDEX Corporation Incentive Award Plan (incorporated by reference to
             Exhibit 10.24 to the Current Report of IDEX on Form 8-K dated March
             24, 2005, Commission File No. 1-10235)

*10.25** Letter Agreement between IDEX Corporation and Frank J. Notaro, dated April 24, 2000

*12          Ratio of Earnings to Fixed Charges

*13          The portions of IDEX Corporation's 2005 Annual Report to
             Shareholders, which are specifically incorporated by reference.

*21          Subsidiaries of IDEX

*23          Consent of Deloitte & Touche LLP

*31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

                                  EXHIBIT INDEX

Exhibit
Number       Description
-------      -----------
*31.2        Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
             or Rule 15d-14(a)

*32.1 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*32.2 Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

----------
*    Filed herewith

**   Management contract or compensatory plan or agreement.