Form 10-Q
period 2006-03-31
IDEX CORP /DE/
filed 2006-05-01
CIK 832101

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                                 Yes [ ] No [X]

     Number of shares of common stock of IDEX Corporation outstanding as of April 27, 2006: 53,371,927 (net of treasury shares).

================================================================================

                                TABLE OF CONTENTS

101 PART I.  FINANCIAL INFORMATION
102 Item 1.  Financial Statements.                                           1
          103 Consolidated Balance Sheets                                    1
          104 Consolidated Statements of Operations                          2
          105 Consolidated Shareholders' Equity                              3
          106 Consolidated Cash Flows                                        4
          107 Notes to Consolidated Financial Statements                     5
108 Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                     11
          109 Cautionary Statement Under the Private Securities Litigation
              Reform Act                                                    11
          110 Historical Overview and Outlook                               11
          111 Results of Operations                                         12
          112 Liquidity and Capital Resources                               14
113 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.    15
114 Item 4.  Controls and Procedures.                                       15

115 PART II.  OTHER INFORMATION
116 Item 1.  Legal Proceedings.                                             16
117 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.   16
118 Item 5.  Other Information.                                             16
119 Item 6.  Exhibits.                                                      16
120 Signatures                                                              17
121 Exhibit Index                                                           18
122 Certifications                                                          19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        IDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      MARCH 31,   DECEMBER 31,
                                                                        2006          2005
                                                                     ----------   ------------
ASSETS
Current assets
   Cash and cash equivalents .....................................   $   71,111    $   77,290
   Receivables, less allowance for doubtful accounts of $4,175 at
      March 31, 2006 and $3,816 at December 31, 2005 .............      154,327       132,544
   Inventories ...................................................      136,744       126,576
   Other current assets ..........................................       19,600        11,091
                                                                     ----------    ----------
      Total current assets .......................................      381,782       347,501
Property, plant and equipment - net ..............................      148,508       145,485
Goodwill .........................................................      709,255       691,869
Intangible assets - net ..........................................       37,343        28,615
Other noncurrent assets ..........................................       30,575        30,710
                                                                     ----------    ----------
      Total assets ...............................................   $1,307,463    $1,244,180
                                                                     ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts payable ........................................   $   80,995    $   69,473
   Accrued expenses ..............................................       74,232        74,358
   Short-term borrowings .........................................        6,982         3,144
   Dividends payable .............................................           --         6,321
                                                                     ----------    ----------
      Total current liabilities ..................................      162,209       153,296
Long-term borrowings .............................................      159,978       156,899
Other noncurrent liabilities .....................................      116,067       110,975
                                                                     ----------    ----------
      Total liabilities ..........................................      438,254       421,170
                                                                     ----------    ----------
Shareholders' equity
   Common stock:
      Authorized: 150,000,000 shares, $.01 per share par value
      Issued: 53,188,841 shares at March 31, 2006 and 52,857,059
         shares at December 31, 2005 .............................          531           529
   Additional paid-in capital ....................................      302,209       290,428
   Retained earnings .............................................      554,113       524,035
   Minimum pension liability adjustment ..........................       (5,884)       (5,884)
   Cumulative translation adjustment .............................       29,324        25,160
   Treasury stock at cost: 73,181 shares at March 31, 2006 and
      63,318 shares at December 31, 2005 .........................       (2,866)       (2,361)
   Unearned stock compensation ...................................       (8,218)       (8,897)
                                                                     ----------    ----------
      Total shareholders' equity .................................      869,209       823,010
                                                                     ----------    ----------
      Total liabilities and shareholders' equity .................   $1,307,463    $1,244,180
                                                                     ==========    ==========

                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           FIRST QUARTER
                                                          ENDED MARCH 31,
                                                        -------------------
                                                          2006       2005
                                                        --------   --------
Net sales ...........................................   $275,071   $252,058
Cost of sales .......................................    161,961    150,101
                                                        --------   --------
Gross profit ........................................    113,110    101,957
Selling, general and administrative expenses ........     64,649     61,262
                                                        --------   --------
Operating income ....................................     48,461     40,695
Other income - net ..................................         66        130
Interest expense ....................................      2,954      3,879
                                                        --------   --------
Income before income taxes ..........................     45,573     36,946
Provision for income taxes ..........................     15,495     13,301
                                                        --------   --------
Net income ..........................................   $ 30,078   $ 23,645
                                                        ========   ========
Basic earnings per common share .....................   $    .57   $    .47
                                                        ========   ========
Diluted earnings per common share ...................   $    .56   $    .45
                                                        ========   ========

Share data:
Basic weighted average common shares outstanding ....     52,637     50,679
Diluted weighted average common shares outstanding ..     53,857     52,383

                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                            COMMON
                                            STOCK &                 MINIMUM
                                          ADDITIONAL               PENSION      CUMULATIVE                UNEARNED         TOTAL
                                            PAID-IN    RETAINED    LIABILITY   TRANSLATION   TREASURY      STOCK       SHAREHOLDERS'
                                            CAPITAL    EARNINGS   ADJUSTMENT    ADJUSTMENT     STOCK    COMPENSATION       EQUITY
                                          ----------   --------   ----------   -----------   --------   ------------   -------------
Balance, December 31, 2005.............    $290,957    $524,035    $(5,884)      $25,160     $(2,361)     $(8,897)       $823,010
Net income.............................                  30,078                                                            30,078
Other comprehensive income
   Cumulative translation adjustment...                                            4,164                                    4,164
                                                                                                                         --------
      Other comprehensive income.......                                                                                     4,164
                                                                                                                         --------
      Comprehensive income.............                                                                                    34,242
                                                                                                                         --------
Issuance of 326,182 shares of
   common stock from exercise of
   stock options and deferred
   compensation plans..................      11,783                                                                        11,783
Amortization of restricted stock.......                                                                       679             679
Restricted shares surrendered for
   tax withholdings....................                                                         (505)                        (505)
                                           --------    --------    -------       -------     -------      -------        --------
Balance, March 31, 2006..............      $302,740    $554,113    $(5,884)      $29,324     $(2,866)     $(8,218)       $869,209
                                           ========    ========    =======       =======     =======      =======        ========

                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                  -------------------
                                                                    2006       2005
                                                                  --------   --------
Cash flows from operating activities
Net income ....................................................   $ 30,078   $ 23,645
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization ..............................      6,222      6,958
   Amortization of intangibles assets .........................        267        181
   Amortization of debt issuance expenses .....................        114        144
   Stock-based compensation expense ...........................      2,416        738
   Deferred income taxes ......................................      5,477      3,171
   Excess tax benefit from stock-based compensation ...........     (2,543)        --
   Changes in (net of the effect from acquisitions):
      Receivables .............................................    (16,403)   (13,320)
      Inventories .............................................     (3,793)      (736)
      Trade accounts payable ..................................      6,823      1,721
      Accrued expenses ........................................      1,746     (1,798)
   Other - net ................................................     (5,881)    (4,437)
                                                                  --------   --------
         Net cash flows from operating activities .............     24,523     16,267
Cash flows from investing activities
   Additions to property, plant and equipment .................     (4,121)    (5,707)
   Acquisition of businesses, net of cash acquired ............    (27,255)      (425)
   Proceeds from fixed assets disposals .......................         --         25
                                                                  --------   --------
         Net cash flows from investing activities .............    (31,376)    (6,107)
Cash flows from financing activities
   Borrowings under credit facilities for acquisitions ........         --        425
   Net repayments under credit facilities .....................         --     (5,165)
   Net repayments of other long-term debt .....................       (599)       (41)
   Dividends paid .............................................     (6,321)    (6,070)
   Proceeds from stock option exercises .......................      6,163      4,004
   Excess tax benefit from stock-based compensation ...........      2,543         --
   Other - net ................................................       (504)    (2,396)
                                                                  --------   --------
         Net cash flows from financing activities .............      1,282     (9,243)
Effect of exchange rate changes on cash and cash equivalents ..       (608)        --
                                                                  --------   --------
Net increase (decrease) in cash ...............................     (6,179)       917
Cash and cash equivalents at beginning of year ................     77,290      7,274
                                                                  --------   --------
Cash and cash equivalents at end of period ....................   $ 71,111   $  8,191
                                                                  ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
   Interest ...................................................   $  5,423   $  6,131
   Income taxes ...............................................      5,796      2,929
Significant non-cash activities:
   Debt assumed upon acquisition of business ..................   $  6,996   $     --

                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of IDEX Corporation (IDEX or the Company) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

     The consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

     Stock-based Compensation

     Effective January 1, 2006, IDEX adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). IDEX recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period of four years. Prior to the adoption of SFAS No. 123(R), IDEX recognized stock-based compensation expense in accordance with Accounting Principles Bulletin Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107 regarding the SEC's interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. IDEX has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 7 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

2.   ACQUISITIONS

     On January 12, 2006, the Company acquired the assets of Airshore International (Airshore), based in British Columbia, Canada. Airshore, with annual sales of approximately $5 million, provides stabilization struts for collapsed buildings and vehicles, high and low pressure lifting bags and forcible entry tools for the fire and rescue markets. Airshore operates as part of our Hale business unit within the Other Engineered Products Group. IDEX acquired Airshore for a purchase price of $12.6 million, consisting entirely of cash.

     On February 28, 2006, the Company acquired JUN-AIR International A/S (JUN-AIR), based in Norresundby, Denmark. JUN-AIR, with annual sales of approximately $22 million, is a leading, global provider of low decibal, ultra quiet vacuum compressors suitable to medical, dental and laboratory applications. JUN-AIR operates as part of our Gast business unit within IDEX's Pump Products Group. IDEX acquired JUN-AIR for an aggregate purchase price of $21.6 million, consisting of cash consideration of $14.6 million and acquired debt of approximately $7.0 million.

     On April 25, 2006, the Company announced that it had entered into a definitive agreement to acquire EPI, a global leader in high-precision integrated fluidics and associated engineered plastics solutions. Based in Bristol, Connecticut, with revenues of approximately $30 million, EPI's products are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation.

     The purchase price for Airshore and JUN-AIR, including transaction costs, have been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisitions. The purchase price allocation is preliminary and further refinements may be necessary.

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

                                         THREE MONTHS
                                       ENDED MARCH 31,
                                     -------------------
                                       2006       2005
                                     --------   --------
Net sales
   Pump Products:
      External customers .........   $164,245   $145,161
      Intersegment sales .........      1,052      1,137
                                     --------   --------
         Total group sales .......    165,297    146,298
                                     --------   --------
   Dispensing Equipment:
      External customers .........     49,611     51,327
      Intersegment sales .........          1         --
                                     --------   --------
         Total group sales .......     49,612     51,327
                                     --------   --------
   Other Engineered Products:
      External customers .........     61,215     55,570
      Intersegment sales .........          1          2
                                     --------   --------
         Total group sales .......     61,216     55,572
                                     --------   --------
   Intersegment elimination ......     (1,054)    (1,139)
                                     --------   --------
         Total net sales .........   $275,071   $252,058
                                     ========   ========

Operating income
   Pump Products .................   $ 31,576   $ 24,331
   Dispensing Equipment ..........     11,432     11,578
   Other Engineered Products .....     13,675     11,561
   Corporate office and other ....     (8,222)    (6,775)
                                     --------   --------
         Total operating income ..   $ 48,461   $ 40,695
                                     ========   ========

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

                                                             THREE MONTHS
                                                           ENDED MARCH 31,
                                                           ---------------
                                                            2006     2005
                                                           ------   ------
Basic weighted average common shares outstanding .......   52,637   50,679
Dilutive effect of stock options, unvested restricted
   shares, and DCUs ....................................    1,220    1,704
                                                           ------   ------
Diluted weighted average common shares outstanding .....   53,857   52,383
                                                           ======   ======

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

5.   INVENTORIES

     The components of inventories as of March 31, 2006 and December 31, 2005 were:

                     MARCH 31,   DECEMBER 31,
                        2006         2005
                     ---------   ------------
Raw materials ....    $ 54,730     $ 52,215
Work-in-process ..      14,170       13,138
Finished goods ...      67,844       61,223
                      --------     --------
   Total .........    $136,744     $126,576
                      ========     ========

     Inventories carried on a LIFO basis amounted to $108,823 and $97,785 at March 31, 2006 and December 31, 2005, respectively. The excess of current cost over LIFO inventory value amounted to $1,943 and $1,686 at March 31, 2006 and December 31, 2005, respectively.

6.   COMMON AND PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at March 31, 2006 and December 31, 2005.

7.   SHARE-BASED COMPENSATION

     As of March 31, 2006, the Company has a stock-based compensation plan for executives, non-employee directors, and certain key employees which authorizes the granting of stock options, restricted stock, restricted stock units, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company's plans as of March 31, 2006 totals 2.3 million shares, of which 1.5 million shares were available for future issuance. Stock options granted under these plans are generally non-qualified, and are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Substantially all of the options issued to employees prior to 2005 become exercisable in five equal installments, while all options issued to employees in 2005 and after become exercisable in four equal installments, beginning one year from the date of grant, and generally expire 10 years from the date of grant. Stock options granted to non-employee directors cliff vest after one or two years. Restricted stock and restricted stock unit awards generally cliff vest after four years for employees, and two to three years for non-employee directors.

     Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provided pro forma disclosure in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," as if the fair value method of SFAS 123 had been applied to stock-based compensation. In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company's prior year net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. The reported stock-based compensation expense, net of related tax effects, in prior periods represents the amortization of restricted stock grants.

     Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the first quarter ended March 31, 2005, the Company's consolidated net income and earnings per share would have been reduced to the pro-forma amounts illustrated as follows:

                                                             QUARTER ENDED
                                                            MARCH 31, 2005
                                                            --------------
Net income - as reported                                       $23,645
Add: Total stock-based employee compensation included in
   reported net income, net of related tax effects                 469
Deduct: Total stock-based compensation expense determined
   under fair-value based method for all awards, net of
   related tax effects                                          (2,400)
                                                               -------
Net income - pro forma                                         $21,714
                                                               =======
Earnings per share:
      Basic - as reported                                      $  0.47
                                                               =======
      Basic - pro forma                                        $  0.43
                                                               =======
      Diluted - as reported                                    $  0.45
                                                               =======
      Diluted - pro forma                                      $  0.42
                                                               =======

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method, and thus did not restate any prior period amounts. Under this method, compensation cost in the first quarter of 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Binomial lattice option-pricing model. Weighted average fair values and assumptions for the period specified are disclosed in the following table:

                                         QUARTER ENDED MARCH 31,
                                         -----------------------
                                               2006        2005
                                          -------------   ------
Weighted average fair value of grants         $10.95      $12.33
Dividend yield                                1.04%        1.50%
Volatility                                    30.66%      30.00%
Risk-free interest rate                   4.48% - 4.78%    4.3%
Expected life (in years)                       3.6          5.5

     The assumptions are as follows:

- The Company estimated volatility using its historical share price performance over the contractual term of the option.

- The Company uses historical data to estimate the expected life of the option. The expected life assumption for the quarter ended March 31, 2006 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

- The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the quarter ended March 31, 2006, the Company presented the range of risk-free one-year forward rates, derived from the U.S. Treasury yield curve, utilized in the Binomial lattice option-pricing model.

- The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

     Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123(R) under the modified prospective method. The Company's policy is to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Additionally, the Company's general policy is to issue new shares of common stock to satisfy stock option exercises or grants of restricted shares.

     The adoption of SFAS No. 123(R) decreased the Company's first quarter 2006 reported operating income and income before income taxes by $1.7 million, reported net income by $1.1 million and reported basic and diluted net income per share by $0.02 per share. The adoption of SFAS No. 123(R) resulted in a decrease in reported cash flow from operating activities of $2.5 million offset by an increase in reported cash flow from financing activities of $2.5 million in the first quarter of 2006. The Company's adoption of SFAS No. 123(R) did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, basic and diluted net income per share in the comparable first quarter of 2005.

     Total compensation cost for stock-based compensation arrangements recognized in the first quarter of 2006 was $1.7 million for stock options and $.7 million for restricted stock. Compensation cost recognized in general and administrative expenses for the first quarter of 2006 was $1.5 million for stock options and $.6 million for restricted stock. Compensation cost recognized in cost of goods sold for the first quarter of 2006 was $.2 million for stock options and $0 for restricted stock. Recognition of compensation cost was consistent with recognition of cash compensation for the same employees. The total income tax benefit recognized in the income statement for the first quarter of 2006 for stock-based compensation arrangements was $.6 million.

     A summary of the Company's stock option activity as of March 31, 2006, and changes during the first quarter of 2006 is presented in the following table:

                                              Weighted   Weighted-Average    Aggregate
                                              Average        Remaining       Intrinsic
Fixed Options (shares in 000's)     Shares     Price     Contractual Term      Value
-------------------------------   ---------   --------   ----------------   -----------
Outstanding at January 1, 2006    4,197,150    $26.57
Granted                              13,500     46.01
Exercised                          (314,312)    22.73
Forfeited/Expired                   (95,351)    26.77
                                  ---------    ------          ----
Outstanding at March 31, 2006     3,800,987    $26.90          7.24         $96,032,818
                                  =========    ======          ====
Exercisable at March 31, 2006     1,817,719    $23.73          6.45         $51,703,270
                                  =========    ======          ====

     The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company's common stock as of the end of the period, and the grant price. The total intrinsic value of options exercised during the first quarter of 2006 was $8.0 million. During the first quarter of 2006, cash received from options exercised was $7.1 million and the actual tax benefit realized for the tax deductions from stock options exercised totaled $2.9 million.

     A summary of the Company's restricted stock activity as of December 31, 2005, and changes during the first quarter of 2006 is presented in the following table:

                                                  Weighted-Average
Restricted Stock (Shares in 000's)    Shares   Grant Date Fair Value
----------------------------------   -------   ---------------------
Nonvested at January 1, 2006         321,210           $35.91
Granted                                4,050            46.01
Vested                               (25,000)           40.33
Forfeited                             (3,060)           40.33
                                     -------
Nonvested at March 31, 2006          297,200           $32.97
                                     =======

     Restricted stock grants accrue dividends and their fair value is equal to the market price of the Company's stock at the date of the grant. As of March 31, 2006, there was $8.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.7 years.

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

                                                                                   OTHER
                                                 PENSION BENEFITS                BENEFITS
                                           THREE MONTHS ENDED MARCH 31,        THREE MONTHS
                                     ---------------------------------------       ENDED
                                            2006                 2005           MARCH 31,
                                     ------------------   ------------------   ------------
                                       U.S.    NON-U.S.     U.S.    NON-U.S.    2006   2005
                                     -------   --------   -------   --------    ----   ----
Service cost .....................   $   744    $ 162     $ 1,212    $ 153      $110   $120
Interest cost ....................       945      282       1,234      298       319    316
Expected return on plan assets ...    (1,209)    (182)     (1,613)    (173)       --     --
Net amortization .................       625      126         753       65        57     20
                                     -------    -----     -------    -----      ----   ----
   Net periodic benefit cost .....   $ 1,105    $ 388     $ 1,586    $ 343      $486   $456
                                     =======    =====     =======    =====      ====   ====

     The company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute approximately $6.0 million to these pension plans and $1.0 million to its other postretirement benefit plans in 2006. As of March 31, 2006, $1.2 million of contributions have been made to the pension plans and $.4 million has been made to its other postretirement benefit plans. The company presently anticipates contributing up to an additional $5.4 million in 2006 to fund the pension plans and other postretirement benefit plans.

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

     IDEX consists of three reportable segments: Pump Products, Dispensing Equipment and Other Engineered Products.

     The Pump Products Group produces a wide variety of pumps, compressors, flow meters, injectors and valves, and related controls for the movement of liquids. The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes and other personal care products; refinishing equipment; and centralized lubrication systems. The Other Engineered Products Group produces firefighting pumps, rescue tools, lifting bags and other components and systems for the fire and rescue industry; and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

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

     Some of our key 2006 financial highlights for the three months ended March 31, 2006 were as follows:

- Orders were $303.3 million, 14% higher than a year ago; organic growth - excluding foreign currency translation - was 16%.

- Sales of $275.1 million rose 9%; organic growth - excluding foreign currency translation - was 11%.

- Gross margins improved 70 basis points to 41.1% of sales, while operating margins at 17.6% were 150 basis points higher than a year ago.

-    Net income increased 27% to $30.1 million.

-    Diluted EPS of $.56 was 11 cents ahead of the same period of 2005.

     During the first quarter of 2006, our business again delivered with double digit increases in orders and net income, as well as strong cash flow. Organic sales growth was 11 percent, while operating margin continued to expand as a result of operational excellence and new product and market initiatives. Organic sales growth for both Pump Products and Engineered Products was 14 percent. Within Dispensing, demand remained strong in North America, offset by the impact of continued unfavorable market conditions in Europe. The Company also completed the acquisitions of Airshore and JUN-AIR in the first quarter of 2006, and recently announced that it has entered into a definitive agreement to acquire EPI. These acquisitions are excellent strategic complements to our existing businesses and organic growth plans. The Company is also increasing its focus on innovation to drive niche market penetration in high growth industry segments. Our experience in operational excellence and mixed model lean, in particular, continues to enable reinvestment for growth.

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

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on the following page and the Company's Consolidated Statements of Operations included in Item 1.

Performance in the Three Months Ended March 31, 2006 Compared with the Same Period of 2005

     For the three months ended March 31, 2006, orders, sales and profits were higher than the comparable three months of last year. New orders totaled $303.3 million, 14% higher than the same period last year. Excluding the impact of foreign currency translation, base business orders were 16% higher than the same period one year ago.

     Sales in the three months ended March 31, 2006 were $275.1 million, a 9% improvement from the comparable period last year. Base business shipments grew 11% as foreign currency translation negatively impacted sales by 2%. Base business sales grew 14% domestically and 8% internationally during the three months ended March 31, 2006. Sales to international customers from base businesses represented approximately 44% of total sales in the current period, compared with 45% in the year-ago quarter.

     For the quarter, the Pump Products Group contributed 60% of sales and 56% of operating income, the Dispensing Equipment Group accounted for 18% of sales and 20% of operating income, and the Other Engineered Products Group represented 22% of sales and 24% of operating income.

     Pump Products Group sales of $165.3 million for the three months ended March 31, 2006 rose $19.0 million, or 13% compared with 2005, reflecting 14% base business growth partially offset by a 1% unfavorable impact from foreign currency translation. In the first quarter of 2006, base business sales grew approximately 14% both domestically and internationally. Base business sales to customers outside the U.S. were approximately 38% of total group sales in both the first quarter of 2006 and 2005.

     Dispensing Equipment Group sales of $49.6 million decreased $1.7 million, or 3%, in the first quarter of 2006 compared with last year's first quarter. This increase was attributed to unfavorable foreign currency translation of 3% as base business volume was relatively flat. In the first quarter of 2006, base business sales increased 12% domestically but declined 7% internationally. Base business sales to customers outside the U.S. were approximately 59% of total group sales in the 2006 quarter, compared with 62% in 2005.

     Other Engineered Products Group sales of $61.2 million increased $5.6 million, or 10%, in the first quarter of 2006 compared with 2005. This increase reflects a 14% increase in base business volume partially offset by a 4% unfavorable impact from foreign currency translation. In the first quarter of 2006, base business sales increased 14% both domestically and internationally. Base business sales to customers outside the U.S. were approximately 47% of total group sales in both the 2006 and 2005 quarters.

                        IDEX CORPORATION AND SUBSIDIARIES
                COMPANY AND BUSINESS GROUP FINANCIAL INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                            -------------------
                                                             2006(1)     2005
                                                            --------   --------
Pump Products Group
   Net sales ............................................   $165,297   $146,298
   Operating income (2) .................................     31,576     24,331
   Operating margin .....................................       19.1%      16.6%
   Depreciation and amortization ........................   $  3,646   $  4,126
   Capital expenditures .................................      2,009      3,584

Dispensing Equipment Group
   Net sales ............................................   $ 49,612   $ 51,327
   Operating income (2) .................................     11,432     11,578
   Operating margin .....................................       23.0%      22.6%
   Depreciation and amortization ........................   $  1,199   $  1,298
   Capital expenditures .................................        766        951

Other Engineered Products Group
   Net sales ............................................   $ 61,216   $ 55,572
   Operating income (2) .................................     13,675     11,561
   Operating margin .....................................       22.3%      20.8%
   Depreciation and amortization ........................   $  1,533   $  1,564
   Capital expenditures .................................      1,137        791

Company
   Net sales ............................................   $275,071   $252,058
   Operating income .....................................     48,461     40,695
   Operating margin .....................................       17.6%      16.1%
   Depreciation and amortization (3) ....................   $  6,489   $  7,139
   Capital expenditures .................................      4,121      5,707

(1) The impact of the acquisitions completed in the first quarter 2006 did not have a material effect on the Company's financial results.

(2)  Group operating income excludes unallocated corporate operating expenses.

(3) Excludes amortization of debt issuance expenses and unearned stock compensation.

     Gross profit of $113.1 million, in the first quarter of 2006, increased $11.2 million, or 11%, from 2005. Gross profit as a percent of sales was 41.1% in 2006 and increased from 40.4% in 2005. The improved gross margins primarily reflected volume leverage and savings realized from the Company's operational initiatives.

     Selling, general and administrative (SG&A) expenses increased to $64.6 million in 2006 from $61.3 million in 2005 primarily due to higher volume and the implementation of Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment". As a percent of sales, SG&A expenses were 23.5%, down from 24.3% in 2005.

     Operating income increased $7.8 million, or 19%, to $48.5 in the first quarter of 2006 from $40.7 million in 2005, primarily reflecting the higher gross margins, partially offset by increased SG&A expenses. First quarter operating margins were 17.6% of sales, 150 basis points higher than the first quarter of 2005. The improvement from last year resulted from a 70 basis point increase in gross margins and an 80 basis point decrease in SG&A as a percent of sales. In the Pump Products Group, operating income of $31.6 million and operating margins of 19.1% in the first quarter of 2006 were up from the $24.3 million and 16.6% recorded in 2005 principally due to volume leverage and the impact of our operational excellence initiatives. Operating income for the Dispensing Equipment Group of $11.4 million was slightly down from the $11.6 million recorded in 2005 mainly due to continued unfavorable market conditions in Europe. Operating margins within Dispensing Equipment of 23.0% in the current quarter were up from 22.6% in 2005 primarily due to savings realized from the Company's operational excellence initiatives. Operating income in the Other Engineered Products Group of $13.7 million and operating margins of 22.3% in the current quarter increased from $11.6 million and 20.8% achieved in 2005 and primarily reflected increased sales volume and the impact of operational excellence initiatives.

     Interest expense decreased to $3.0 million in the current quarter from $3.9 million in the first quarter of 2005, principally due to lower debt levels.

     IDEX's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $15.5 million in the first quarter of 2006 from $13.3 million in 2005. The effective tax rate decreased to 34.0% in the current quarter from 36.0% in the first quarter of 2005 due to changes in the mix of global pre-tax income among taxing jurisdictions.

     Net income for the current quarter was $30.1 million, 27% higher than the $23.6 million earned in the first quarter of 2005. Diluted earnings per share in the first quarter of 2006 of $.56 increased $.11, or 24%, compared with the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2006, working capital was $219.6 million and our current ratio was 2.4 to 1. Cash flows from operating activities increased $8.3 million, or 51%, to $24.5 million in the first quarter of 2006 mainly due to the improved operating results discussed above, partially offset by an increase in working capital requirements.

     Cash flows provided from operations were more than adequate to fund capital expenditures of $4.1 million and $5.7 million in the first three months of 2006 and 2005, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support IDEX's global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

     The Company acquired Airshore in January 2006 for cash consideration of $12.6 million. The Company also acquired JUN-AIR in February 2006 for cash consideration of $14.6 million and the assumption of approximately $7.0 million in debt.

     In addition to the $150.0 million of 6.875% Senior Notes due February 15, 2008, the Company also has a $600.0 million domestic multi-currency bank revolving credit facility (Credit Facility), which expires December 14, 2009. With no borrowings outstanding under the facility at March 31, 2006, and outstanding letters of credit totaling $4.8 million, the maximum amount available under the Credit Facility was $595.2 million. The Credit Facility contains a covenant that limits total debt outstanding to 3.25 times operating cash flow, as defined in the agreement. Our total debt outstanding was $167.0 million at March 31, 2006, and based on the covenant, total debt outstanding was limited to $716.2 million. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate or, at the Company's election, at LIBOR plus an applicable margin. The applicable margin is based on the credit rating of our Senior Notes, and can range from 27 basis points to 75 basis points. Based on the Company's BBB rating at March 31, 2006, the applicable margin was 55 basis points. We also pay an annual fee of 15 basis points on the total Credit Facility.

     We also have a one-year, renewable $30.0 million demand line of credit (Short-Term Facility), which expires on December 12, 2006. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At March 31, 2006, there were no borrowings outstanding under this facility.

     We believe the Company will generate sufficient cash flow from operations for the next 12 months and in the long term to meet its operating requirements, interest on all borrowings, required debt repayments, any authorized share repurchases, planned capital expenditures, and annual dividend payments to holders of common stock. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, we may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term borrowings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $167.0 million of total debt outstanding at March 31, 2006. Approximately 10% of the debt is priced at interest rates that float with the market. A 50-basis point movement in the interest rate on the floating rate debt would result in an approximate $.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the company's outstanding long-term debt. As of March 31, 2006, the Company did not have any derivative instruments outstanding.

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

     Claims have been filed in Alabama, California, Connecticut, Delaware, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and Wyoming. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for reasonable amounts. Only one case has been tried, resulting in a verdict for the Company's business unit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                                                            Total Number of      Maximum Number of
                                                          Shares Purchased as   Shares that May Yet
                                                           Part of Publicly     be Purchased Under
                      Total Number of    Average Price      Announced Plans          the Plans
      Period          Shares Purchased   Paid per Share     or Programs (1)       or Programs (1)
      ------          ----------------   --------------   -------------------   -------------------
January 1, 2006 to
 January 31, 2006            --                --                  --                2,240,250
February 1, 2006 to
 February 28, 2006           --                --                  --                2,240,250
 March 1, 2006 to
  March 31, 2006             --                --                  --                2,240,250

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

                                   IDEX CORPORATION


May 1, 2006                        /s/ Dominic A. Romeo
                                   ---------------------------------------------
                                   Dominic A. Romeo
                                   Vice President and Chief Financial Officer
                                   (duly authorized principal financial officer)

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