Form 10-Q
period 2006-06-30
IDEX CORP /DE/
filed 2006-08-09
CIK 832101

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                                 Yes [ ] No [X]


      Number of shares of common stock of IDEX Corporation outstanding as of July 31, 2006: 53,462,780 (net of treasury shares).

================================================================================

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.                                                                          1

           Consolidated Balance Sheets                                                                    1
           Consolidated Statements of Operations                                                          2
           Consolidated Shareholders' Equity                                                              3
           Consolidated Cash Flows                                                                        4
           Notes to Consolidated Financial Statements                                                     5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.        14

           Cautionary Statement Under the Private Securities Litigation Reform Act                       14
           Historical Overview and Outlook                                                               15
           Results of Operations                                                                         16
           Liquidity and Capital Resources                                                               20

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                                   21

Item 4.    Controls and Procedures.                                                                      21


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.                                                                            21

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.                                  22

Item 4.    Submission of Matters to a vote of Security Holders.                                          22

Item 5.    Other Information.                                                                            23

Item 6.    Exhibits.                                                                                     23

Signatures                                                                                               23

Exhibit Index                                                                                            24

Certifications                                                                                           25


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        IDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                         JUNE 30,          DECEMBER 31,
                                                                                           2006                2005
                                                                                         --------         ------------
ASSETS
Current assets
    Cash and cash equivalents ......................................................     $    51,052      $    77,202
     Receivables, less allowance for doubtful accounts of $4,368 at June 30, 2006
        and $3,687 at December 31, 2005 ............................................         154,588          129,816
     Inventories ...................................................................         138,204          123,631
     Assets held for sale ..........................................................           9,109            9,138
     Other current assets ..........................................................          15,189           11,006
                                                                                         -----------      -----------
        Total current assets .......................................................         368,142          350,793
Property, plant and equipment -- net ...............................................         154,675          142,663
Goodwill ...........................................................................         778,744          691,399
Intangible assets -- net ...........................................................          54,639           28,615

Other noncurrent assets ............................................................          30,314           30,710
                                                                                         -----------      -----------
        Total assets ...............................................................     $ 1,386,514      $ 1,244,180
                                                                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Trade accounts payable ........................................................     $    78,848      $    67,047
     Accrued expenses ..............................................................          91,455           72,481
     Short-term borrowings .........................................................           7,773            3,144
     Liabilities held for sale .....................................................           3,465            4,303
     Dividends payable .............................................................           7,999            6,321
                                                                                         -----------      -----------
        Total current liabilities ..................................................         189,540          153,296
Long-term borrowings ...............................................................         190,998          156,899
Other noncurrent liabilities .......................................................          93,231          110,975
                                                                                         -----------      -----------

        Total liabilities ..........................................................         473,769          421,170
                                                                                         -----------      -----------

Shareholders' equity
     Common stock:
        Authorized: 150,000,000 shares, $.01 per share par value
        Issued: 53,502,676 shares at June 30, 2006 and 52,857,059 shares at
           December 31, 2005 .......................................................             535              529
     Additional paid-in capital ....................................................         316,409          290,428
     Retained earnings .............................................................         573,060          524,035
     Minimum pension liability adjustment ..........................................          (5,884)          (5,884)
     Cumulative translation adjustment .............................................          42,320           25,160
     Treasury stock at cost: 73,181 shares at June 30, 2006 and 63,318 shares at
        December 31, 2005 ..........................................................          (2,866)          (2,361)
     Unearned stock compensation ...................................................         (10,829)          (8,897)
                                                                                         -----------      -----------
        Total shareholders' equity .................................................         912,745          823,010
                                                                                         -----------      -----------
        Total liabilities and shareholders' equity .................................     $ 1,386,514      $ 1,244,180
                                                                                         ===========      ===========



                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                SECOND QUARTER           SIX MONTHS
                                                                ENDED JUNE 30,         ENDED JUNE 30,
                                                          ---------------------     ---------------------
                                                            2006         2005         2006         2005
                                                          --------     --------     --------     --------
Net sales ...........................................     $297,169     $264,949     $564,036     $510,087
Cost of sales .......................................      174,156      155,370      330,896      300,687
                                                          --------     --------     --------     --------
Gross profit ........................................      123,013      109,579      233,140      209,400
Selling, general and administrative expenses ........       67,400       61,989      130,264      121,715
                                                          --------     --------     --------     --------
Operating income ....................................       55,613       47,590      102,876       87,685
Other income -- net .................................          255          245          262          337
Interest expense ....................................        4,074        3,806        7,028        7,685
                                                          --------     --------     --------     --------
Income from continuing operations before income taxes       51,794       44,029       96,110       80,337
Provision for income taxes ..........................       17,382       15,420       32,416       28,486
                                                          --------     --------     --------     --------
Income from continuing operations ...................       34,412       28,609       63,694       51,851
Income from discontinued operations, net of tax .....          544          324        1,339          727
                                                          --------     --------     --------     --------
Net income ..........................................     $ 34,956     $ 28,933     $ 65,033     $ 52,578
                                                          ========     ========     ========     ========

Basic earnings per common share:
Continuing operations ...............................     $    .65     $    .56     $   1.21     $   1.02
Discontinued operations .............................          .01          .01          .02          .01
                                                          --------     --------     --------     --------
Net income ..........................................     $    .66     $    .57     $   1.23     $   1.03
                                                          ========     ========     ========     ========

Diluted earnings per common share:
Continuing operations ...............................     $    .64     $    .54     $   1.18     $    .99
Discontinued operations .............................          .01          .01          .03          .01
                                                          --------     --------     --------     --------
Net income ..........................................     $    .65     $    .55     $   1.21     $   1.00
                                                          ========     ========     ========     ========

Share data:
Basic weighted average common shares outstanding ....       53,014       50,963       52,825       50,821
Diluted weighted average common shares outstanding ..       54,029       52,641       53,952       52,484


                See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                       COMMON
                                      STOCK &                  MINIMUM
                                     ADDITIONAL                PENSION      CUMULATIVE                 UNEARNED           TOTAL
                                      PAID-IN     RETAINED    LIABILITY    TRANSLATION   TREASURY        STOCK        SHAREHOLDERS'
                                      CAPITAL     EARNINGS    ADJUSTMENT    ADJUSTMENT     STOCK     COMPENSATION         EQUITY
                                    -----------   --------    ----------   -----------   --------    ------------     -------------
Balance, December 31, 2005...        $290,957     $524,035     $(5,884)      $25,160      $(2,361)     $(8,897)          $823,010
Net income...                                       65,033                                                                 65,033
Other comprehensive income
 Cumulative translation adjustment                                            17,160                                       17,160
                                                                                                                         --------
   Other comprehensive income...                                                                                           17,160
                                                                                                                         --------
   Comprehensive income.........                                                                                           82,193
                                                                                                                         --------
Issuance of 574,757 shares of
 common stock from exercise of
 stock options and deferred
 compensation plans...                 22,454                                                                              22,454
Issuance of restricted stock...         3,533                                                           (3,533)                --
Amortization of restricted stock....                                                                     1,601              1,601
Restricted shares surrendered for
 tax withholdings ........                                                                   (505)                           (505)
Cash dividends declared - $.30 per
 common share outstanding...                       (16,008)                                                               (16,008)
                                     --------     --------   ---------       -------     --------     --------           --------
Balance, June 30, 2006......         $316,944     $573,060     $(5,884)      $42,320      $(2,866)    $(10,829)          $912,745
                                     ========     ========   =========       =======      =======     ========           ========



                See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               SIX MONTHS
                                                                                             ENDED JUNE 30,
                                                                                      ------------------------
                                                                                        2006            2005
                                                                                      ---------      ---------
Cash flows from operating activities of continuing operations
Net income ......................................................................     $  65,033      $  52,578
Adjustments to reconcile net income to net cash provided by operating activities:
    Earnings from discontinued operations .......................................        (1,339)          (727)
    Depreciation and amortization ...............................................        12,871         13,369
    Amortization of intangible assets ...........................................         1,270            365
    Amortization of debt issuance expenses ......................................           228            288
    Gain on sale of fixed assets ................................................          (810)          --
    Stock-based compensation expense ............................................         5,678          1,532
    Deferred income taxes .......................................................       (20,263)        (1,146)
    Excess tax benefit from stock-based compensation ............................        (4,633)          --
    Changes in (net of the effect from acquisitions):
         Receivables ............................................................       (13,065)       (29,418)
         Inventories ............................................................          (775)        (3,480)
         Trade accounts payable .................................................         7,134         11,147
         Accrued expenses .......................................................        20,099          4,765
    Other -- net ................................................................        (3,196)         2,465
                                                                                      ---------      ---------
          Net cash flows from operating activities of continuing operations .....        68,232         51,738

Cash flows from investing activities of continuing operations
    Additions to property, plant and equipment ..................................        (9,703)       (11,702)
    Acquisition of businesses, net of cash acquired .............................      (120,186)          (425)
    Proceeds from fixed assets disposals ........................................         1,048             29
    Other .......................................................................          (800)          --
                                                                                      ---------      ---------
          Net cash flows from investing activities of continuing operations .....      (129,641)       (12,098)

Cash flows from financing activities of continuing operations
    Borrowings under credit facilities for acquisitions .........................        44,000            425
    Net repayments under credit facilities ......................................       (12,889)       (34,054)
    Net repayments of other long-term debt ......................................          --             (647)
    Dividends paid ..............................................................       (14,330)       (12,218)
    Distributions from discontinued operations ..................................           530          1,299
    Proceeds from stock option exercises ........................................        13,343          8,672
    Excess tax benefit from stock-based compensation ............................         4,633           --
    Other -- net ................................................................          (504)        (1,601)
                                                                                      ---------      ---------
          Net cash flows from financing activities of continuing operations .....        34,783        (38,124)

Cash flows from discontinued operations
     Net cash provided by operating activities of discontinued operations .......           772          1,460
     Net cash used in investing activities of discontinued operations ...........          (321)          (165)
     Net cash used in financing activities of discontinued operations ...........          (530)        (1,299)
                                                                                      ---------      ---------
          Net cash flows from discontinued operations ...........................           (79)            (4)

Effect of exchange rate changes on cash and cash equivalents ....................           476           --
                                                                                      ---------      ---------

Net (decrease) increase in cash .................................................       (26,229)         1,512
Cash and cash equivalents at beginning of year ..................................        77,290          7,274
                                                                                      ---------      ---------
Cash and cash equivalents at end of period ......................................     $  51,061      $   8,786
                                                                                      =========      =========

Less-cash, end of period-discontinued operations ................................             9              9
                                                                                      ---------      ---------
Cash and cash equivalents at end of period-continuing operations ................     $  51,052      $   8,777
                                                                                      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for:
    Interest ....................................................................     $   6,458      $   7,452
    Income taxes ................................................................        31,419         17,169
 Significant non-cash activities:
    Issuance of restricted stock ................................................     $   3,533      $   6,669
    Debt acquired with acquisition of business ..................................         7,120           --

                 See Notes to Consolidated Financial Statements.


                                      -4

                        IDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of IDEX Corporation ("IDEX" or the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year.


     The consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.


     Stock-Based Compensation


     Effective January 1, 2006, IDEX adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). IDEX recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period of four years. Prior to the adoption of SFAS No. 123(R), IDEX recognized stock-based compensation expense in accordance with Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107 regarding the SEC's interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. IDEX has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 10 to the Consolidated Financial Statements for a further discussion on stock-based compensation.


     Uncertainty in Income Taxes

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. IDEX will be required to adopt this interpretation in the first quarter of 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.


2.   ACQUISITIONS

     On January 12, 2006, the Company acquired the assets of Airshore International ("Airshore"), based in British Columbia, Canada. Airshore has annual sales of approximately $5 million and provides stabilization struts for collapsed buildings and vehicles, high and low pressure lifting bags and forcible entry tools for the fire and rescue markets. Airshore operates as part of our Hale business unit within the Fire & Safety/Diversified Products segment. IDEX acquired Airshore for a purchase price of $12.6 million, consisting entirely of cash.

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     On February 28, 2006, the Company acquired JUN-AIR International A/S ("JUN-AIR"), based in Norresundby, Denmark. JUN-AIR has annual sales of approximately $22 million and is a provider of low decibal, ultra quiet vacuum compressors suitable to medical, dental and laboratory applications. JUN-AIR operates as part of our Gast business unit within IDEX's Health & Science Technologies segment. IDEX acquired JUN-AIR for an aggregate purchase price of $22.4 million, consisting of cash consideration of $15.3 million and acquired debt of approximately $7.1 million.

     On May 2, 2006, the Company acquired the assets of Eastern Plastics, Inc. ("EPI"), a provider of high-precision integrated fluidics and associated engineered plastics solutions. Based in Bristol, Connecticut, with revenues of approximately $30 million, EPI's products are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. IDEX acquired EPI for a purchase price of $92.3 million, consisting entirely of cash. EPI is being operated as a stand-alone business as part of the Company's Health & Science Technologies segment.

     The purchase price for Airshore, JUN-AIR and EPI, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisitions. The purchase price allocation is preliminary and further refinements may be necessary.

     The results of operations for these acquisitions have been included within the financial results from the date of the respective acquisitions. The Company does not consider any of the acquisitions, individually or in aggregate, to be material to its results of operations for any of the periods presented.

3.   DISCONTINUED OPERATIONS

     During the second quarter of 2006, the Company determined that Lubriquip, its lubricant dispensing business operating as part of IDEX's Dispensing Equipment segment, met the criteria to be classified as a discontinued operation. Subsequently, on July 11, 2006, the Company sold Lubriquip to Graco Inc. The assets and liabilities of Lubriquip have been classified as current assets and liabilities held for sale. The financial results of Lubriquip included in discontinued operations were as follows:


                                                                    SECOND QUARTER                   SIX MONTHS
                                                                    ENDED JUNE 30,                 ENDED JUNE 30,
                                                                ---------------------           -------------------
                                                                  2006         2005              2006         2005
                                                                --------     --------           -------     -------
Revenue ....................................................     $ 7,246     $ 6,809            $15,449     $13,729
                                                                 =======     =======            =======     =======

Income from discontinued operations before income taxes.....         871         542              2,128       1,180
Income tax provision .......................................         327         218                789         453
                                                                 -------     -------            -------     -------
Income from discontinued operations ........................     $   544     $   324            $ 1,339     $   727
                                                                 =======     =======            =======     =======

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     Total assets and liabilities of Lubriquip held for sale at June 30, 2006 and December 31, 2005 were as follows:


                                                                                               JUNE 30,      DECEMBER 31,
                                                                                                 2006            2005
                                                                                               -------       ------------
Cash and cash equivalents .................................................................     $    9           $   88

Receivables, net ..........................................................................      2,855            2,727
Inventory, net ............................................................................      2,923            2,945
Other current assets ......................................................................         80               85

Property, plant and equipment, net equivalents ............................................      2,771            2,822
Intangibles, net assets ...................................................................        471              471
                                                                                                ------           ------
 Total assets .............................................................................     $9,109           $9,138
                                                                                                ======           ======

 Accounts payable .........................................................................     $2,027           $2,426
 Other liabilities ........................................................................      1,438            1,877
                                                                                                ------           ------
 Total liabilities ........................................................................     $3,465           $4,303
                                                                                                ======           ======


4.   BUSINESS SEGMENTS

     Effective in the second quarter of 2006, IDEX changed its reporting segments based on recent organizational and structural changes from three to four reportable segments. The new business structure reflects a more focused market strategy across all businesses. Through this new structure, the Company will be better positioned to address emerging customer needs in industrial fluid and metering technologies, health and science instrumentation and equipment, dispensing, and fire and safety. The addition of a fourth segment reflects our evolving capability and content for applied health and science technologies. Under the new reporting structure, the Fluid & Metering Technologies segment will consist of the following IDEX business units: Liquid Controls, Pulsafeeder, Viking, Warren Rupp and Versa-Matic. The Health & Science Technologies segment will include Gast Manufacturing, Micropump, Rheodyne, Scivex and recently-acquired EPI. The Dispensing Equipment segment will consist of FAST and Fluid Management. The Fire & Safety/Diversified Products segment will include the Company's Hale Products' fire suppression and rescue tools businesses, as well as its BAND-IT engineered clamping business. Historical business segment information has been updated to reflect this change in reporting segments.

     Information on IDEX's business segments from continuing operations is presented below, based on the nature of products and services offered. IDEX evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         SECOND QUARTER               SIX MONTHS
                                                          ENDED JUNE 30,              ENDED JUNE 30,
                                                  ------------------------      ------------------------
                                                     2006           2005          2006            2005
                                                  ---------      ---------      ---------      ---------
Net sales
  Fluid & Metering Technologies:
    External customers ......................     $ 107,985      $  98,322      $ 210,102      $ 191,560
    Intersegment sales ......................           452            471            734            704
                                                  ---------      ---------      ---------      ---------
      Total group sales .....................       108,437         98,793        210,836        192,264
                                                  ---------      ---------      ---------      ---------
  Health & Science Technologies:
    External customers ......................        80,218         59,122        142,346        111,045
    Intersegment sales ......................         1,081            419          1,974          1,417
                                                  ---------      ---------      ---------      ---------
      Total group sales .....................        81,299         59,541        144,320        112,462
                                                  ---------      ---------      ---------      ---------
  Dispensing Equipment:
    External customers ......................        44,415         46,308         85,822         90,715
    Intersegment sales ......................          --             --                1           --
                                                  ---------      ---------      ---------      ---------
      Total group sales .....................        44,415         46,308         85,823         90,715
                                                  ---------      ---------      ---------      ---------
  Fire & Safety/Diversified Products:
    External customers ......................        64,551         61,197        125,766        116,767
    Intersegment sales ......................          --                2              1              4
                                                  ---------      ---------      ---------      ---------
      Total group sales .....................        64,551         61,199        125,767        116,771
                                                  ---------      ---------      ---------      ---------
  Intersegment elimination ..................        (1,533)          (892)        (2,710)        (2,125)
                                                  ---------      ---------      ---------      ---------
      Total net sales .......................     $ 297,169      $ 264,949      $ 564,036      $ 510,087
                                                  =========      =========      =========      =========

Operating income
  Fluid & Metering Technologies .............     $  21,275      $  18,244      $  40,519      $  33,522
  Health & Science Technologies .............        14,513         10,115         26,793         19,117
  Dispensing Equipment ......................        11,689         12,870         22,019         23,943
  Fire & Safety/Diversified Products ........        16,266         13,964         29,921         25,502
  Corporate office and other ................        (8,130)        (7,603)       (16,376)       (14,399)
                                                  ---------      ---------      ---------      ---------
       Total operating income ...............     $  55,613      $  47,590      $ 102,876      $  87,685
                                                  =========      =========      =========      =========


5.   EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method, unvested restricted shares, and shares issuable in connection with certain deferred compensation agreements ("DCUs"). Basic weighted average shares reconciles to diluted weighted average shares as follows:


                                                                          SECOND QUARTER        SIX MONTHS
                                                                          ENDED JUNE 30,       ENDED JUNE 30,
                                                                        ------------------    -----------------
                                                                         2006       2005        2006       2005
                                                                        ------     -------    ------     ------
Basic weighted average common shares outstanding ..................     53,014     50,963     52,825     50,821
Dilutive effect of stock options, unvested restricted shares,
and DCUs ..........................................................      1,015      1,678      1,127      1,663
                                                                        ------     ------     ------     ------
Diluted weighted average common shares outstanding ................     54,029     52,641     53,952     52,484
                                                                        ======     ======     ======     ======

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     Options to purchase approximately .9 million and .6 million shares of common stock as of June 30, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.

6.   INVENTORIES

     The components of inventories as of June 30, 2006 and December 31, 2005 were:


                                               JUNE 30,     DECEMBER 31,
                                                 2006           2005
                                               --------     ------------
Raw materials ..........................       $ 53,074      $ 51,257
Work-in-process.........................         15,755        12,749
Finished goods..........................         69,375        59,625
                                               --------      --------
    Total...............................       $138,204      $123,631
                                               ========      ========

     Inventories carried on a LIFO basis amounted to $113,045 and $96,638 at June 30, 2006 and December 31, 2005, respectively. The excess of current cost over LIFO inventory value amounted to $1,982 and $1,348 at June 30, 2006 and December 31, 2005 respectively.


7.   GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the six months ended June 30, 2006, by business group, were as follows:

                                         FLUID &         HEALTH &                    FIRE & SAFETY/
                                        METERING         SCIENCE       DISPENSING     DIVERSIFIED
                                      TECHNOLOGIES     TECHNOLOGIES    EQUIPMENT        PRODUCTS      TOTAL
                                      ------------     ------------    ---------     -------------    -----

Balance at December 31, 2005 ......     $177,223        $261,616        $120,517        $132,043     $691,399
Foreign currency translation ......          783             362           5,535           4,129       10,809
Acquisitions ......................         --            68,813            --             7,723       76,536
                                        --------        --------        --------        --------     --------
Balance at June 30, 2006 ..........     $178,006        $330,791        $126,052        $143,895     $778,744
                                        ========        ========        ========        ========     ========

     During the second quarter, the Company determined that due to changes in the Company's strategy, certain previously indefinite lived intangible assets should be considered definite lived assets. Therefore, effective at the beginning of the second quarter of 2006 the Company began to amortize these definite lived intangible assets.

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of June 30, 2006 and December 31, 2005:

                                                 AT JUNE 30, 2006                           AT DECEMBER 31, 2005
                                           ------------------------------------------------------------------------
                                            GROSS                                        GROSS
                                           CARRYING       ACCUMULATED      AVERAGE      CARRYING        ACCUMULATED
                                            AMOUNT       AMORTIZATION        LIFE        AMOUNT        AMORTIZATION
                                           --------      ------------      -------      --------       ------------
Amortizable intangible assets:
    Patents .......................        $  8,886        $ (5,103)          11        $  8,680         $ (4,744)
    Trademarks ....................          26,985            (416)          19          23,982                -
    Customer intangibles ..........          20,797            (333)          12               -                -
    Non-compete agreements ........           1,850            (334)           4             400             (228)
    Unpatented technology .........           1,661             (34)          20               -                -
    Other .........................             906            (226)           8             571              (46)
                                           --------        --------                     --------         --------
        Total .....................        $ 61,085        $ (6,446)                    $ 33,633         $ (5,018)
                                           ========        ========                     ========         ========

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


8.   ACCRUED EXPENSES

     The components of accrued expenses as of June 30, 2006 and December 31, 2005 were:


                                             JUNE 30,   DECEMBER 31,
                                              2006          2005
                                             --------   ------------
Payroll ................................     $23,667     $23,851
Management incentive compensation ......       8,773      13,109
Income taxes payable ...................      23,018       7,234
Deferred income taxes ..................       1,142       1,142
Insurance ..............................       7,309       6,742
Other ..................................      27,546      20,403
                                             -------     -------
    Total ..............................     $91,455     $72,481
                                             =======     =======


9.   PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at June 30, 2006 and December 31, 2005.


10.  SHARE-BASED COMPENSATION

     As of June 30, 2006, the Company has two stock-based compensation plans for executives, non-employee directors, and certain key employees which authorize the granting of stock options, restricted stock, restricted stock units, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company's plans as of June 30, 2006 totals 2.3 million, of which .9 million shares were available for future issuance. Stock options granted under these plans are generally non-qualified, and are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Substantially all of the options issued to employees prior to 2005 become exercisable in five equal installments, while all options issued to employees in 2005 and after become exercisable in four equal installments, beginning one year from the date of grant, and generally expire 10 years from the date of grant. Stock options granted to non-employee directors cliff vest after one or two years. Restricted stock and restricted stock unit awards generally cliff vest after four years for employees, and two to three years for non-employee directors.

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

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the quarter and six months ended June 30, 2005, the Company's consolidated net income and net income per share would have been reduced to the pro-forma amounts illustrated as follows:


                                                                              QUARTER ENDED    SIX MONTHS ENDED
                                                                              JUNE 30, 2005       JUNE 30, 2005
                                                                              -------------    ----------------
Income from continuing operations -- as reported                               $   28,609        $   51,851
Add:  Total stock-based employee compensation included in reported
    income from continuing operations, net of related tax effects                     505               974
Deduct: Total stock-based compensation expense determined under fair-value
     based method for all awards, net of related tax effects                       (2,084)           (4,484)
                                                                               ----------        ----------

Income from continuing operations -- pro forma                                 $   27,030        $   48,341
                                                                               ==========        ==========

Income from continuing operations per share:
       Basic -- as reported                                                    $     0.56        $     1.02
       Stock -- based compensation                                                   0.03              0.06
                                                                               ----------        ----------
       Basic -- pro forma                                                      $     0.53        $     0.96
                                                                               ==========        ==========

       Diluted -- as reported                                                  $     0.54        $      .99
       Stock-based compensation                                                      0.03              0.06
                                                                               ----------        ----------
       Diluted -- pro forma                                                    $     0.51        $     0.93
                                                                               ==========        ==========


     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method, and thus did not restate any prior period amounts. Under this method, compensation cost in the three months and six months ending June 30, 2006 include the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Binomial lattice option-pricing model. Weighted average option fair values and assumptions for the period specified are disclosed in the following table:


                                                QUARTER ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                             -----------------------------    -------------------------------
                                                  2006             2005            2006              2005
                                             --------------     ----------    -------------      ------------
Weighted average fair value of grants             $15.15         $12.33            $15.05           $12.33
Dividend yield                                      1.16%          1.50%            1.16%             1.50%
Volatility                                         30.75%         30.00%           30.75%            30.00%
Risk-free interest rate                        4.79% - 5.05%        4.3%        4.78% - 5.04%         4.3%
Expected life (in years)                            5.0             5.5             4.9               5.5

The assumptions are as follows:

- The Company estimated volatility using its historical share price performance over the contractual term of the option.
- The Company uses historical data to estimate the expected life of the option. The expected life assumption for the three and six months ended June 30, 2006 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.
- The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the three and six months ended June 30, 2006, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.
- The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


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

     The adoption of SFAS No. 123(R) decreased the Company's reported operating income and income before income taxes for the three and six months ending June 30, 2006 by $2.3 million and $4.0 million, respectively, and reported net income by $1.6 million and $2.7 million, respectively. The adoption of SFAS No. 123(R) resulted in a decrease in reported cash flow from operating activities for the three and six months ending June 30, 2006 of $2.1 million and $4.6 million, respectively, offset by an increase in reported cash flow from financing activities of $2.1 million and $4.6 million, respectively. The Company's adoption of SFAS No. 123(R) did not effect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, basic and diluted net income per share in the comparable second quarter and six months ended June 30, 2005.

     Total compensation cost for stock-based compensation arrangements recognized in the three and six months ending June 30, 2006, respectively, was $2.3 million and $4.0 million for stock options and $0.9 million and $1.6 million for restricted stock. Compensation cost recognized in general and administrative expenses for the three and six months ending June 30, 2006, respectively, was $2.0 million and $3.5 million for stock options and $0.9 million and $1.5 million for restricted stock. Compensation cost recognized in cost of goods sold for the three and six months ending June 30, 2006, respectively, was $0.3 million and $0.5 million for stock options. Compensation cost recognized in cost of goods sold for six months ending June 30, 2006 was $0.1 for restricted stock. Recognition of compensation cost was consistent with recognition of cash compensation for the same employees. The total income tax benefit recognized in the income statement for the three and six months ending June 30, 2006 for stock-based compensation arrangements was $0.7 million and $1.3 million, respectively.

     As of June 30, 2006, there was $17.0 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.6 years.

     A summary of the Company's stock option activity as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented in the following table:


                                                           WEIGHTED      WEIGHTED-AVERAGE
                                                           AVERAGE           REMAINING           AGGREGATE
              FIXED OPTIONS                   SHARES        PRICE        CONTRACTUAL TERM     INTRINSIC VALUE
---------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2006               4,197,150        $26.57
Granted                                        541,365         51.14
Exercised                                    (562,887)         22.98
Forfeited/Expired                            (345,911)         27.02
                                            --------------------------------------------
Outstanding at June 30, 2006                 3,829,717        $30.48               7.41         $64,015,675
                                            ============================================
Exercisable at June 30, 2006                 1,606,904        $23.93               6.24         $37,398,016
                                            ============================================


     The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company's common stock as of the end of the period and the grant price. The total intrinsic value of options exercised during the six months ending June 30, 2006 was $14.9 million. During the six months ending June 30, 2006, cash received from options exercised was $13.3 million and the actual tax benefit realized for the tax deductions from stock options exercised totaled $5.4 million.

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     A summary of the Company's restricted stock activity as of June 30, 2006, and changes during the six months ending June 30, 2006 is presented in the following table:


                                                                      WEIGHTED-AVERAGE
                                                                      GRANT DATE FAIR
RESTRICTED STOCK                                        SHARES             VALUE
--------------------------------------------------------------------------------------
Nonvested at January 1, 2006                              296,530          $35.93
Granted                                                    69,310           50.97
Vested                                                   (25,000)           40.33
Forfeited                                                 (5,450)           40.33
                                                         -------
Nonvested at June 30, 2006                               335,390           $38.94
                                                         =======


     Generally, restricted stock grants accrue dividends and their fair value is equal to the market price of the Company's stock at the date of the grant. As of June 30, 2006, there was $10.8 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.6 years.

11.  RETIREMENT BENEFITS

     The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.


                                                    PENSION BENEFITS
                                  ------------------------------------------------
                                             SECOND QUARTER ENDED JUNE 30,
                                          2006                      2005
                                          ----                      ----

                                     U.S.       NON-U.S.       U.S.      NON-U.S.
                                   -------     --------      --------   --------
Service cost ....................  $   789      $   165      $   920     $   166
Interest cost ...................    1,032          288          858         382
Expected return on plan assets ..   (1,208)        (183)      (1,055)       (174)
Net amortization ................      742          130          548          81
                                   -------      -------      -------     -------
    Net periodic benefit cost ...  $ 1,355      $   400      $ 1,271     $   455
                                   =======      =======      =======     =======


                                                    PENSION BENEFITS
                                  ------------------------------------------------
                                             SIX MONTHS ENDED JUNE 30,
                                          2006                      2005
                                          ----                      ----

                                     U.S.       NON-U.S.       U.S.      NON-U.S.
                                   -------     --------      --------   --------
Service cost....................   $ 1,533      $  $327      $ 2,132      $ 319
Interest cost ..................     1,977          570        2,092        680
Expected return on plan assets..    (2,417)        (365)      (2,668)      (347)
Net amortization...............      1,367          256        1,301        146
                                   -------      -------      -------      -----
    Net periodic benefit cost..    $ 2,460      $   788      $ 2,857      $ 798
                                   =======      =======      =======      =====

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                        OTHER BENEFITS
                                      ----------------------------------------------
                                        SECOND QUARTER ENDED      SIX MONTHS ENDED
                                            JUNE 30,                 JUNE 30,
                                            --------                 --------
                                         2006       2005           2006        2005
                                        ------     ------         ------      -----
Service cost ......................     $  128     $  121         $  237     $  241
Interest cost .....................        372        318            692        634
Net amortization ..................         66         19            123         39
                                        ------     ------         ------     ------
    Net periodic benefit cost .....     $  566     $  458         $1,052     $  914
                                        ======     ======         ======     ======


     The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute approximately $6.0 million to these pension plans and $1.0 million to its other postretirement benefit plans in 2006. As of June 30, 2006, $5.0 million of contributions have been made to the pension plans and $.6 million has been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $1.4 million in 2006 to fund the pension plans and other postretirement benefit plans.


12.  LEGAL PROCEEDINGS

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

HISTORICAL OVERVIEW AND OUTLOOK

     IDEX Corporation ("IDEX") or the ("Company") is an applied solutions company specializing in fluid and metering technologies, health and science technologies, dispensing equipment, and fire, safety and other diversified products built to its customers' exacting specifications. Its products are sold in niche markets to a wide range of industries throughout the world. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where we do business and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are among the factors that influence the demand for our products.

     Effective in the second quarter of 2006, IDEX changed its reporting segments based on recent organizational and structural changes from three to four reportable segments. The new business structure reflects a more focused market strategy across all businesses. The Company's reporting segments are now:
Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment and Fire & Safety/Diversified Products. Historical business segment information has been updated to reflect this change in reporting segments.

     The Fluid & Metering Technologies Group produces pumps, compressors, flow meters, and related controls for the movement of liquids and gases in a diverse range of end markets from industrial infrastructure to food and beverage. The Health & Science Technologies Group produces a wide variety of small scale, highly accurate pumps, valves, fittings and medical devices, as well as compressors used in medical, dental and industrial applications. The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes, hair colorants and other personal care products, as well as refinishing equipment. The Fire & Safety/Diversified Products Group produces firefighting pumps, rescue tools, lifting bags and other components and systems for the fire and rescue industry; and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

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

     Some of our key 2006 financial highlights for the six months ended June 30, 2006 were as follows:

o Orders were $585.1 million, 12% higher than a year ago; base business orders -- excluding acquisitions and foreign currency translation -- were up 10%.
o Sales of $564.0 million rose 11%; base business sales -- excluding acquisitions and foreign currency translation -- were up 9%.
o Gross margins improved 20 basis points to 41.3% of sales, while operating margins at 18.2% were 100 basis points higher than a year ago.
o    Income from continuing operations increased 23% to $63.7 million.
o Diluted EPS from continuing operations of $1.18 was 19 cents ahead of the same period 2005.
o    Net income increased 24% to $65.0 million.
o    Diluted EPS of $1.21 was 21 cents ahead of the same period of 2005.

     Our business units continue to deliver profitable sales growth as a result of new technology initiatives and market initiatives and our on-going commitment to operational excellence. During the first six months of the year, organic sales growth was 9 percent, reflecting particular strength in Health & Science Technologies at 17 percent, Fluid & Metering Technologies at 10 percent and Fire & Safety/ Diversified Products at 9 percent. Within Dispensing Equipment, we continue to experience strong demand in North America and less-than-favorable market conditions in Europe. As we move forward, our businesses are well positioned in attractive product segments driven by strong underlying industry segment fundamentals and, even more importantly, our ability to effectively serve expanding niche applications. We are focused on the voice of our customer, while using the powerful combination of continuous process improvement and new product innovation to drive our future performance.

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


RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on the following page and the Company's Consolidated Statements of Operations included in Item 1. During the second quarter, the Company determined that Lubriquip, its lubricant dispensing business, met the criteria to be classified as a discontinued operation. The financial statements and the group financial information have been reclassified to reflect Lubriquip as a discontinued operation.

Performance in the Three Months Ended June 30, 2006 Compared with the Same Period of 2005

     For the three months ended June 30, 2006, orders, sales and profits were higher than the comparable three months of last year. New orders totaled $290.5 million, 10% higher than the same period last year. Excluding the impact of foreign currency translation and the three acquisitions made since the beginning of 2006 (Airshore- January 2006; JUN-AIR - February 2006 and EPI - May 2006), base business orders were 5% higher than the same period one year ago.

     Sales in the three months ended June 30, 2006 were $297.2 million, a 12% improvement from the comparable period last year. Base business shipments grew 7% while acquisitions accounted for a 5% increase. Sales to international customers from base businesses represented approximately 46% of total sales in the current period, compared with 45% in the year-ago quarter.

     During the quarter, Fluid & Metering Technologies contributed 36% of sales and 33% of operating income; Health & Science Technologies accounted for 27% of sales and 23% of operating income; Dispensing Equipment accounted for 15% of sales and 18% of operating income; and Fire & Safety/Diversified Products represented 22% of sales and 26% of operating income.

     Fluid & Metering Technologies Group sales of $108.4 million for the three months ended June 30, 2006 rose $9.6 million, or 10% compared with 2005, reflecting 9% base business growth and a 1% favorable impact from foreign currency translation. In the second quarter of 2006, base business sales grew approximately 9% domestically and 12% internationally. Base business sales to customers outside the U.S. were approximately 43% of total group sales during the second quarter of 2006 compared with 42% in the comparable quarter of 2005.

     Health & Science Technologies Group sales of $81.3 million increased $21.8 million, or 37%, in the second quarter of 2006 compared with last year's second quarter. This increase was attributed to the JUN-AIR and EPI acquisitions which contributed 23% to the increase and an increase in base business volume of 14%. In the second quarter of 2006, base business sales increased 7% domestically and 36% internationally. Base business sales to customers outside the U.S. were approximately 36% of total group sales in the second quarter of 2006, compared with 31% in the comparable quarter of 2005.

     Dispensing Equipment Group sales of $44.4 million decreased $1.9 million, or 4%, in the second quarter of 2006 compared with 2005. This decrease reflects a 4% decrease in base business volume. In the second quarter of 2006, base business sales increased 10% domestically, but decreased 7% internationally. Base business sales to customers outside the U.S. were approximately 66% of total group sales in the second quarter of 2006, compared with 70% in the comparable quarter of 2005.

     Fire & Safety/Diversified Products Group sales of $64.6 million increased $3.4 million, or 5%, in the second quarter of 2006 compared with 2005. This increase reflects a 5% increase in base business volume. In the second quarter of 2006, base business sales increased 8% domestically and 2% internationally. Base business sales to customers outside the U.S. were approximately 45% of total group sales in the second quarter of 2006, compared with 46% in the comparable quarter of 2005.


                                                         SECOND QUARTER             SIX MONTHS
                                                         ENDED JUNE 30,            ENDED JUNE 30,
                                                         --------------            --------------
                                                    2006 (1)      2005          2006 (1)      2005
                                                  -----------   ---------     -----------   ---------
Fluid & Metering Technologies
     Net sales ..............................     $108,437      $ 98,793      $210,836      $192,264
     Operating income (2) ...................       21,275        18,244        40,519        33,522
     Operating margin .......................         19.6%         18.5%         19.2%         17.4%

     Depreciation and amortization ..........     $  2,530      $  2,551      $  4,786      $  5,163
     Capital expenditures ...................        1,103         2,542         2,235         5,046
Health & Science Technologies
     Net sales ..............................     $ 81,299      $ 59,541      $144,320      $112,462
     Operating income (2) ...................       14,513        10,115        26,793        19,117
     Operating margin .......................         17.9%         17.0%         18.6%         17.0%

     Depreciation and amortization ..........     $  2,444      $  1,513      $  3,843      $  3,033
     Capital expenditures ...................        1,506         1,571         2,383         2,657
Dispensing Equipment
     Net sales ..............................     $ 44,415      $ 46,308      $ 85,823      $ 90,715
     Operating income (2) ...................       11,689        12,870        22,019        23,943
     Operating margin .......................         26.3%         27.8%         25.7%         26.4%

     Depreciation and amortization ..........     $  1,052      $  1,088      $  2,065      $  2,178
     Capital expenditures ...................          531           835         1,190         1,672
Fire & Safety/Diversified Products
     Net sales ..............................     $ 64,551      $ 61,199      $125,767      $116,771
     Operating income (2) ...................       16,266        13,964        29,921        25,502
     Operating margin .......................         25.2%         22.8%         23.8%         21.8%

     Depreciation and amortization ..........     $  1,540      $  1,489      $  3,078      $  3,057
     Capital expenditures ...................        1,628           997         2,766         1,790
Company
     Net sales ..............................     $297,169      $264,949      $564,036      $510,087
     Operating income .......................       55,613        47,590       102,876        87,685
     Operating margin .......................         18.7%         18.0%         18.2%         17.2%

     Depreciation and amortization (3) ......     $  7,825      $  6,792      $ 14,141      $ 13,734
     Capital expenditures ...................        5,688         6,100         9,703        11,702


(1) Second quarter and six month data includes acquisition of JUN-AIR and EPI in the Health & Sciences Technologies Group and Airshore in the Fire & Safety/Diversified Products Group from the dates of acquisition.
(2)    Group operating income excludes unallocated corporate operating expenses.
(3) Excludes amortization of debt issuance expenses and unearned stock compensation.


Gross profit of $123.0 million, in the second quarter of 2006, increased $13.4 million, or 12%, from 2005. Gross profit as a percent of sales was 41.4% in both the second quarter of 2006 and 2005. Volume leverage, coupled with the Company's strategic sourcing and other operational excellence initiatives, was offset by product mix and the impact of acquisitions.

Selling, general and administrative (SG&A) expenses increased to $67.4 million in the second quarter of 2006 from $62.0 million in 2005 primarily due to higher volume, the acquisitions of Airshore JUN-AIR and EPI, and the implementation of Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment". As a percent of sales, SG&A expenses were 22.7%, an improvement from 23.4% in 2005.

     Operating income increased $8.0 million, or 17%, to $55.6 in the second quarter of 2006 from $47.6 million in 2005, primarily reflecting higher volumes, partially offset by increased SG&A expenses. Second quarter operating margins were 18.7% of sales, 70 basis points higher than the second quarter of 2005. The improvement from last year resulted from a 70 basis point decrease in SG&A as a percent of sales. In the Fluid & Metering Technologies Group, operating income of $21.3 million and operating margins of 19.6% in the second quarter of 2006 were up from the $18.2 million and 18.5% recorded in 2005 principally due to volume leverage and the impact of our operational excellence initiatives. Operating income for the Health & Science Technologies Group of $14.5 million was up from the $10.1 million recorded in 2005 principally due to volume leverage. Operating margins within Health & Science Technologies Group of 17.9% in the current quarter were up from 17.0% in 2005 primarily due to savings realized from the Company's operational excellence initiatives. Operating income for the Dispensing Equipment Group of $11.7 million was down from the $12.9 million recorded in 2005 mainly due to unfavorable market conditions in Europe. Operating margins within Dispensing Equipment Group of 26.3% in the current quarter were down from 27.8% in 2005 primarily due to volume and product mix. Operating income in the Fire & Safety/Diversified Products Group of $16.3 million and operating margins of 25.2% in the current quarter increased from $14.0 million and 22.8% achieved in 2005 and primarily reflected increased sales volume and the impact of operational excellence initiatives.

     Interest expense increased to $4.1 million in the current quarter from $3.8 million in the second quarter of 2005, principally due to higher debt levels.

     IDEX's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $17.4 million in the second quarter of 2006 from $15.4 million in 2005. The effective tax rate decreased to 33.6% in the current quarter from 35.0% in the second quarter of 2005 due to changes in the mix of global pre-tax income among taxing jurisdictions, partially offset by the expiration of the research and development tax credits in 2006.

     Income from continuing operations for the current quarter was $34.4 million, 20% higher than the $28.6 million earned in the second quarter of 2005. Diluted earnings per share from continuing operations in the second quarter of 2006 of $.64 increased $.10, or 19%, compared with the second quarter of 2005.

     Net income for the current quarter was $35.0 million, 21% higher than the $28.9 million earned in the second quarter of 2005. Diluted earnings per share in the second quarter of 2006 of $.65, which included one cent from discontinued operations, increased $.10, or 18%, compared with the second quarter of 2005.

Performance in the Six Months Ended June 30, 2006 Compared with the Same Period of 2005

     Orders, sales and profits were higher for the first six months of 2006 compared with the same period last year. New orders for the first six months of 2006 totaled $585.1 million, 12% higher than last year. Excluding the impact of foreign currency translation and the three acquisitions made since the beginning of 2006 (Airshore, JUN-AIR and EPI), orders were 10% higher than the comparable period of 2005.

     Sales in the first six months of the year increased 11% to $564.0 million from $510.1 million a year ago. Base business sales rose 9%, acquisitions accounted for a 3% improvement and foreign currency translation negatively impacted sales by 1%. For the first six months of the year, base business sales to international customers were approximately 45% of total sales for both 2006 and 2005.

     For the first six months, Fluid & Metering Technologies contributed 37 percent of sales and 34 percent of operating income; Health & Science Technologies accounted for 26 percent of sales and 23 percent of operating income; Dispensing Equipment accounted for 15 percent of sales and 18 percent of operating income; and Fire & Safety/Diversified Products represented 22 percent of sales and 25 percent of operating income.

     Fluid & Metering Technologies Group sales of $210.8 million increased $18.6 million, or 10%, for the six months ended June 30, 2006 compared with 2005. The 10% increase reflects all base business sales as foreign currency translation had little impact. In the first six months of 2006, base business sales grew 10% domestically and 9% internationally. Base business sales to customers outside the U.S. were approximately 42% of total group sales in both the 2006 and 2005 periods.

     Health & Science Technologies Group sales of $144.3 million increased $31.9 million, or 28%, for the first six months ended June 30, 2006 compared with 2005. This reflected a 17% increase in base business volume and an 11% increase from the JUN-AIR and EPI acquisitions. In the first six months of 2006, base business sales increased 10% domestically and 33% internationally. Base business sales to customers outside the U.S. were approximately 35% of total group sales in the first six months of 2006, compared with 31% in the comparable period of 2005.

     Dispensing Equipment Group sales of $85.8 million decreased $4.9 million, or 5%, in the first six months of 2006 compared with the same period in 2005. The decrease was attributable to a decrease in base business sales of 3% and unfavorable foreign currency translation of 2%. In the first six months of 2006, base business sales increased 8% domestically, but decreased 7% internationally. Base business sales to customers outside the U.S. were approximately 66% of total group sales in the first six months of 2006, compared with 69% in the comparable period of 2005.

     Fire & Safety/Diversified Group sales of $125.8 million increased $9.0 million, or 8%, in the first six months of 2006 compared with 2005. This reflected a 9% increase in base business volume and a 1% decrease from foreign currency translation. In the first six months of 2006, base business sales increased 11% domestically and 8% internationally. Base business sales to customers outside the U.S. were approximately 46% of total group sales in both the 2006 and 2005 periods.

     Gross profit of $233.1 million in the first six months of 2006 increased $23.7 million, or 11% from 2005. Gross profit as a percent of sales was 41.3% in 2006, an increase from 41.1% in 2005. The improved gross margins primarily reflected the Company's strategic sourcing and other operational excellence initiatives.

     SG&A increased to $130.3 million in 2006 from $121.7 million in 2005, and as a percent of sales was 23.1%, an improvement from 23.9% in 2005. The increase in SG&A expenses reflected the acquisitions of Airshore, JUN-AIR and EPI, volume-related expenses and the implementation of SFAS No. 123(R).

     Operating income increased by $15.2 million, or 17%, to $102.9 million in the first six months of 2006 from $87.7 million in 2005, primarily reflecting the higher gross margins discussed above, partially offset by increased SG&A expenses. Operating margins for the first six months of 2006 were 18.2% compared with 17.2% in the prior year period. The margin increase from last year was primarily due to volume leverage and the improvement in gross margins discussed above. In the Fluid & Metering Technologies Group, operating income of $40.5 million and operating margins of 19.2% in 2006 were up from the $33.5 million and 17.4% recorded in 2005, principally due to volume leverage and the impact of our operational excellence initiatives. Operating income for the Health & Science Technologies Group of $26.8 million and operating margins of 18.6% were up from the $19.1 million and 17.0% in 2005 principally due to volume leverage and savings realized from the Company's operational excellence initiatives. Operating income for the Dispensing Equipment Group of $22.0 million and operating margins of 25.7% in 2006 were down from the $23.9 million and 26.4% in 2005, mainly due to unfavorable market conditions in Europe. Operating income in the Fire & Safety/Diversified Products Group of $29.9 million and operating margins of 23.8% in 2006 increased from $25.5 million and 21.8% achieved in 2005 and primarily reflected increased sales volume and the impact of operational excellence initiatives.

     Interest expense decreased to $7.0 million in the first six months of 2006 from $7.7 million in 2005. This decrease was principally due to lower debt levels.

     IDEX's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $32.4 million in 2006 from $28.5 million in 2005. The effective tax rate decreased to 33.7% in 2006 from 35.4% in 2005 due to changes in the mix of global pre-tax income among taxing jurisdictions, partially offset by the expiration of the research and development tax credits in 2006.

     Income from continuing operations for the first six months of 2006 was $63.7 million, 23% higher than the $51.9 million earned in the same period of 2005. Diluted earnings per share from continuing operations in the first six months of 2006 of $1.18 increased $0.19, or 19%, compared with the same period of 2005.

     Net income for the first six months of 2006 was $65.0 million, 24% higher than the $52.6 million earned in the same period of 2005. Diluted earnings per share in the first six months of 2006 of $1.21, which included three cents from discontinued operations, increased $0.21, or 21%, compared with the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2006, working capital was $178.6 million and our current ratio was 1.9 to 1. Cash flows from operating activities increased $16.5 million, or 32%, to $68.2 million in the first six months of 2006 mainly due to the improved operating results discussed above.

     Cash flows provided from operations were more than adequate to fund capital expenditures of $9.7 million and $11.7 million in the first six months of 2006 and 2005, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support IDEX's global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

     The Company acquired Airshore in January 2006 for cash consideration of $12.6 million, JUN-AIR in February 2006 for cash consideration of $15.3 million and the assumption of approximately $7.1 million in debt and EPI in May 2006 for cash consideration of $92.3 million.

     In addition to the $150.0 million of 6.875% Senior Notes due February 15, 2008, the Company also has a $600.0 million domestic multi-currency bank revolving credit facility ("Credit Facility"), which expires December 14, 2009. With $29.0 million of borrowings outstanding under the facility at June 30, 2006, and outstanding letters of credit totaling $5.3 million, the maximum amount available under the Credit Facility was $565.7 million. The Credit Facility contains a covenant that limits total debt outstanding to 3.25 times operating cash flow, as defined in the agreement. Our total debt outstanding was $198.8 million at June 30, 2006, and based on the covenant, total debt outstanding was limited to $755.3 million. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate or, at the Company's election, at LIBOR plus an applicable margin. The applicable margin is based on the credit rating of our Senior Notes, and can range from 27 basis points to 75 basis points. Based on the Company's BBB rating at June 30, 2006, the applicable margin was 55 basis points. We also pay an annual fee of 15 basis points on the total Credit Facility.

     We also have a one-year, renewable $30.0 million demand line of credit ("Short-Term Facility"), which expires on December 12, 2006. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At June 30, 2006, there were no borrowings outstanding under this facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $198.8 million of total debt outstanding at June 30, 2006. Approximately 25% of the debt is priced at interest rates that float with the market. A 50-basis point movement in the interest rate on the floating rate debt would result in an approximate $0.2 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. As of June 30, 2006, the Company did not have any derivative instruments outstanding.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


                                                                            Total Number of       Maximum Number of
                                                                          Shares Purchased as    Shares that May Yet
                                                                           Part of Publicly      be Purchased Under
                             Total Number of         Average Price          Announced Plans           the Plans
         Period              Shares Purchased        Paid per Share         or Programs (1)        or Programs (1)
         ------              ----------------        --------------         ---------------      -----------------
    April 1, 2006 to
     April 30, 2006                 -                      -                       -                  2,240,250
     May 1, 2006 to
      May 31, 2006                  -                      -                       -                  2,240,250
     June 1, 2006 to
      June 30, 2006                 -                      -                       -                  2,240,250

     (1) On October 20, 1998, IDEX's Board of Directors authorized the repurchase of up to 2.25 million shares of its common stock, either at market prices or on a negotiated basis as market conditions warrant.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Shareholders' Meeting on Tuesday, April 4, 2006 and voted on two matters. The first matter was the election of two directors to serve a three-year term on the Board of Directors of IDEX Corporation. The following persons received a plurality of votes cast for Class II directors.


Director                            For          Withheld       Broker Non-Votes
--------                         ----------      --------       ----------------
Michael T. Tokarz                50,793,275       483,466               0
Frank S. Hermance                51,158,944       117,977               0


     Secondly, shareholders voted on a proposal to appoint Deloitte & Touche LLP as auditors. The proposal received a majority of the votes cast as follows:


                  Affirmative votes                          50,720,437
                  Negative votes                                554,618
                  Abstentions                                     1,686
                  Broker non-votes                                    0

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




                                            IDEX CORPORATION


August 8, 2006                               /s/  Dominic A. Romeo
                                            ------------------------------------
                                            Dominic A. Romeo
                                            Vice President and Chief Financial
                                            Officer
                                            (duly authorized principal financial
                                            officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
--------                            -----------

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


--------------

*      Filed herewith