Form 10-Q
period 2006-09-30
IDEX CORP /DE/
filed 2006-11-08
CIK 832101

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                                 Yes [ ] No [X]

     Number of shares of common stock of IDEX Corporation outstanding as of October 31, 2006: 53,627,394 (net of treasury shares).

================================================================================

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.                                                1

         Consolidated Balance Sheets                                          1
         Consolidated Statements of Operations                                2
         Consolidated Statements of Shareholders' Equity                      3
         Consolidated Statements of Cash Flows                                4
         Notes to Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.                                            14

         Cautionary Statement Under the Private Securities Litigation
            Reform Act                                                        14
         Historical Overview and Outlook                                      15
         Results of Operations                                                16
         Liquidity and Capital Resources                                      20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.          21

Item 4.  Controls and Procedures.                                             21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         22

Item 5.  Other Information.                                                   22

Item 6.  Exhibits.                                                            22

Signatures                                                                    22

Exhibit Index                                                                 23

Certifications                                                                24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        IDEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                      2006           2005
                                                                 -------------   ------------
ASSETS
Current assets
   Cash and cash equivalents .................................    $   78,529      $   77,201
   Receivables, less allowance for doubtful accounts of $3,991
      at September 30, 2006 and $3,684 at December 31, 2005 ..       157,846         129,428
   Inventories ...............................................       140,842         123,281
   Assets held for sale ......................................           947          10,099
   Other current assets ......................................        15,980          10,962
                                                                  ----------      ----------
      Total current assets ...................................       394,144         350,971
Property, plant and equipment - net ..........................       154,387         142,485
Goodwill .....................................................       772,589         691,399
Intangible assets - net ......................................        54,925          28,615
Other noncurrent assets ......................................        29,803          30,710
                                                                  ----------      ----------
      Total assets ...........................................    $1,405,848      $1,244,180
                                                                  ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts payable ....................................    $   73,944      $   66,859
   Accrued expenses ..........................................        84,215          72,180
   Short-term borrowings .....................................         7,278           3,144
   Liabilities held for sale .................................           504           4,792
   Dividends payable .........................................         8,006           6,321
                                                                  ----------      ----------
      Total current liabilities ..............................       173,947         153,296
Long-term borrowings .........................................       160,168         156,899
Deferred income taxes ........................................        72,515          64,650
Other noncurrent liabilities .................................        44,803          46,325
                                                                  ----------      ----------
      Total liabilities ......................................       451,433         421,170
                                                                  ----------      ----------
Shareholders' equity
   Common stock:
      Authorized: 150,000,000 shares, $.01 per share par value
         Issued: 53,558,992 shares at September 30, 2006 and
         52,857,059 shares at December 31, 2005 ..............           535             529
   Additional paid-in capital ................................       319,722         290,428
   Retained earnings .........................................       611,023         524,035
   Minimum pension liability adjustment ......................        (5,884)         (5,884)
   Cumulative translation adjustment .........................        42,281          25,160
   Treasury stock at cost: 82,255 shares at September 30, 2006
      and 63,318 shares at December 31, 2005 .................        (3,248)         (2,361)
   Unearned stock compensation ...............................       (10,014)         (8,897)
                                                                  ----------      ----------
      Total shareholders' equity .............................       954,415         823,010
                                                                  ----------      ----------
      Total liabilities and shareholders' equity .............    $1,405,848      $1,244,180
                                                                  ==========      ==========

                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THIRD QUARTER          NINE MONTHS
                                                             ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                             -------------------   -------------------
                                                               2006       2005       2006       2005
                                                             --------   --------   --------   --------
Net sales ................................................   $289,848   $249,576   $852,809   $758,387
Cost of sales ............................................    171,083    148,272    500,990    447,948
                                                             --------   --------   --------   --------
Gross profit .............................................    118,765    101,304    351,819    310,439
Selling, general and administrative expenses .............     64,352     55,434    193,644    176,175
                                                             --------   --------   --------   --------
Operating income .........................................     54,413     45,870    158,175    134,264
Other income - net .......................................        501        134        770        479
Interest expense .........................................      3,366      3,534     10,368     11,194
                                                             --------   --------   --------   --------
Income from continuing operations before income taxes ....     51,548     42,470    148,577    123,549
Provision for income taxes ...............................     18,215     14,478     51,044     43,301
                                                             --------   --------   --------   --------
Income from continuing operations ........................     33,333     27,992     97,533     80,248
Income/(loss) from discontinued operations, net of tax ...       (306)       523        528        845
Net gain on sale of discontinued operations, net of tax ..     12,969         --     12,969         --
                                                             --------   --------   --------   --------
Income from discontinued operations, net of tax ..........     12,663        523     13,497        845
                                                             --------   --------   --------   --------
Net income ...............................................   $ 45,996   $ 28,515   $111,030   $ 81,093
                                                             ========   ========   ========   ========

Basic earnings per common share:
Continuing operations ....................................   $    .63   $    .54   $   1.84   $   1.57
Discontinued operations ..................................        .24        .01        .26        .02
                                                             --------   --------   --------   --------
Net income ...............................................   $    .87   $    .55   $   2.10   $   1.59
                                                             ========   ========   ========   ========

Diluted earnings per common share:
Continuing operations ....................................   $    .62   $    .53   $   1.81   $   1.53
Discontinued operations ..................................        .23        .01        .25        .01
                                                             --------   --------   --------   --------
Net income ...............................................   $    .85   $    .54   $   2.06   $   1.54
                                                             ========   ========   ========   ========

Share data:
Basic weighted average common shares outstanding .........     53,126     51,618     52,926     51,087
Diluted weighted average common shares outstanding .......     53,971     53,071     53,931     52,503

                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                              COMMON
                                              STOCK &               MINIMUM
                                            ADDITIONAL              PENSION    CUMULATIVE              UNEARNED        TOTAL
                                              PAID-IN   RETAINED   LIABILITY  TRANSLATION  TREASURY      STOCK     SHAREHOLDERS'
                                              CAPITAL   EARNINGS  ADJUSTMENT   ADJUSTMENT    STOCK   COMPENSATION      EQUITY
                                            ----------  --------  ----------  -----------  --------  ------------  -------------
Balance, December 31, 2005................   $290,957   $524,035   $(5,884)     $25,160    $(2,361)    $ (8,897)      $823,010
Net income................................               111,030                                                       111,030
Other comprehensive income
   Cumulative translation adjustment......                                       17,121                                 17,121
                                                                                                                      --------
      Other comprehensive income..........                                                                              17,121
                                                                                                                      --------
      Comprehensive income................                                                                             128,151
                                                                                                                      --------
Issuance of 631,073 shares of common
   stock from exercise of stock
   options and deferred compensation
   plans..................................     25,767                                                                   25,767
Issuance of restricted stock..............      3,533                                                    (3,533)            --
Amortization of restricted stock..........                                                                2,416          2,416
Restricted shares surrendered for tax
   withholdings ..........................                                                    (887)                       (887)
Cash dividends declared - $.45 per
   common share outstanding...............               (24,042)                                                      (24,042)
                                             --------   --------   -------      -------    -------     --------       --------
Balance, September 30, 2006...............   $320,257   $611,023   $(5,884)     $42,281    $(3,248)    $(10,014)      $954,415
                                             ========   ========   =======      =======    =======     ========       ========

                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             NINE MONTHS
                                                                                         ENDED SEPTEMBER 30,
                                                                                        --------------------
                                                                                           2006       2005
                                                                                        ---------   --------
Cash flows from operating activities of continuing operations
Net income ..........................................................................   $ 111,030   $ 81,093
Adjustments to reconcile net income to net cash provided by operating activities:
   Earnings from discontinued operations ............................................        (528)      (844)
   Gain on sale of fixed assets .....................................................        (810)        --
   Gain on sale of business .........................................................     (12,969)        --
   Depreciation and amortization ....................................................      18,505     19,481
   Amortization of intangible assets ................................................       2,182        547
   Amortization of debt issuance expenses ...........................................         342        428
   Stock-based compensation expense .................................................       8,429      2,168
   Deferred income taxes ............................................................       3,166      7,097
   Excess tax benefit from stock-based compensation .................................      (4,887)        --
   Changes in (net of the effect from acquisitions):
      Receivables ...................................................................     (18,183)   (23,514)
      Inventories ...................................................................      (3,595)    (5,686)
      Trade accounts payable ........................................................       3,914      5,217
      Accrued expenses ..............................................................       5,357     14,910
   Other - net ......................................................................      (2,400)      (599)
                                                                                        ---------   --------
         Net cash flows from operating activities of continuing operations ..........     109,553    100,298

Cash flows from investing activities of continuing operations
   Additions to property, plant and equipment .......................................     (15,985)   (16,790)
   Acquisition of businesses, net of cash acquired ..................................    (120,208)      (425)
   Proceeds from sales of discontinued businesses ...................................      31,474         --
   Proceeds from fixed assets disposals .............................................       1,848         --
   Other ............................................................................      (1,500)        42
                                                                                        ---------   --------
         Net cash flows from investing activities of continuing operations ..........    (104,371)   (17,173)

Cash flows from financing activities of continuing operations
   Borrowings under credit facilities for acquisitions ..............................      44,000        425
   Net repayments under credit facilities ...........................................     (44,000)   (60,458)
   Net repayments of other long-term debt ...........................................        (751)      (891)
   Dividends paid ...................................................................     (22,357)   (18,400)
   Distributions from discontinued operations .......................................         328      1,235
   Proceeds from stock option exercises .............................................      14,276     25,575
   Excess tax benefit from stock-based compensation .................................       4,887         --
   Other - net ......................................................................        (888)    (4,219)
                                                                                        ---------   --------
         Net cash flows from financing activities of continuing operations ..........      (4,505)   (56,733)

Cash flows from discontinued operations
   Net cash provided by operating activities of discontinued operations .............         561      1,596
   Net cash used in investing activities of discontinued operations .................        (321)      (365)
   Net cash used in financing activities of discontinued operations .................        (328)    (1,235)
                                                                                        ---------   --------
         Net cash flows from discontinued operations ................................         (88)        (4)

Effect of exchange rate changes on cash and cash equivalents ........................         651         --
                                                                                        ---------   --------
Net increase in cash ................................................................       1,240     26,388
Cash and cash equivalents at beginning of year ......................................      77,290      7,274
                                                                                        ---------   --------
Cash and cash equivalents at end of period ..........................................   $  78,530   $ 33,662
                                                                                        ---------   --------
Less-cash, end of period-discontinued operations ....................................           1         10
                                                                                        ---------   --------
Cash and cash equivalents at end of period-continuing operations ....................   $  78,529   $ 33,652
                                                                                        =========   ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
   Interest .........................................................................   $  12,595   $ 13,478
   Income taxes .....................................................................      47,441     22,559

Significant non-cash activities:
   Issuance of restricted stock .....................................................   $   3,533   $  6,669
   Debt acquired with acquisition of business .......................................       7,195         --

                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of IDEX Corporation ("IDEX" or the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

     Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the quarter and nine months ended September 30, 2005, the Company's consolidated income from continuing operations and income from continuing operations per share would have been reduced to the pro-forma amounts illustrated as follows:

                                                                                QUARTER ENDED      NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                                                             ------------------   ------------------
Income from continuing operations - as reported                                   $27,992              $80,248
Add: Total stock-based employee compensation included in reported
   income from continuing operations, net of related tax effects                      435                1,409
Deduct: Total stock-based compensation expense determined under fair-value
   based method for all awards, net of related tax effects                         (1,856)              (6,340)
                                                                                  -------              -------
Income from continuing operations - pro forma                                     $26,571              $75,317
                                                                                  =======              =======

Income from continuing operations per share:
   Basic - as reported                                                            $  0.54              $  1.57
   Stock - based compensation                                                        0.03                 0.10
                                                                                  -------              -------
   Basic - pro forma                                                              $  0.51              $  1.47
                                                                                  =======              =======

   Diluted - as reported                                                          $  0.53              $  1.53
   Stock - based compensation                                                        0.03                 0.09
                                                                                  -------              -------
   Diluted - pro forma                                                            $  0.50              $  1.44
                                                                                  =======              =======

     Effective January 1, 2006, IDEX adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). IDEX recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period of four years. Prior to the adoption of SFAS No. 123(R), IDEX recognized stock-based compensation expense in accordance with Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107 regarding the SEC's interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. IDEX has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 10 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

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

     On February 28, 2006, the Company acquired JUN-AIR International A/S ("JUN-AIR"), based in Norresundby, Denmark. JUN-AIR has annual sales of approximately $22 million and is a provider of low decibal, ultra quiet vacuum compressors suitable to medical, dental and laboratory applications. JUN-AIR operates as part of our Gast business unit within IDEX's Health & Science Technologies segment. IDEX acquired JUN-AIR for an aggregate purchase price of $22.4 million, consisting of cash consideration of $15.2 million and acquired debt of approximately $7.2 million.

     On May 2, 2006, the Company acquired the assets of Eastern Plastics, Inc. ("EPI"), a provider of high-precision integrated fluidics and associated engineered plastics solutions. Based in Bristol, Connecticut, with revenues of approximately $30 million, EPI's products are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. IDEX acquired EPI for a purchase price of $92.4 million, consisting entirely of cash. EPI operates within the Company's Health & Science Technologies segment.

     On September 11, 2006, the Company announced that it had entered into a definitive agreement to acquire Banjo Corporation, a provider of special purpose, severe duty pumps, valves, fittings and systems used in liquid handling. Based in Crawfordsville, Indiana, with revenues of approximately $44 million, Banjo's products are used in agricultural and industrial applications. The acquisition closed on October 3, 2006 for a purchase price of $182.5 million, primarily with financing provided by borrowings under the Company's credit facilities. Banjo will operate as part of the Company's Fluid & Metering Technologies segment.

     The purchase price for Airshore, JUN-AIR and EPI, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisitions. The purchase price allocation is preliminary and further refinements may be necessary pending finalization of asset valuations.

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

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

3. DISCONTINUED OPERATIONS

     During the third quarter of 2006, the Company determined that Halox, its chemical and electrochemical systems product line operating as a unit of Pulsafeeder in IDEX's Fluid & Metering Technologies segment, met the criteria to be classified as a discontinued operation. As a result, the Company recorded a $6.2 million write-down ($3.7 after tax) of the carrying value to its estimated fair market value. The Company is marketing Halox operations and conducting other actions required to complete the sale within one year.

     Also, during the third quarter of 2006, IDEX completed the sale of Lubriquip, its lubricant dispensing business operating as part of IDEX's Dispensing Equipment segment, resulting in an after-tax gain of $16.7 million.

     Summarized results of the Company's discontinued operations are as follows:

                                                                        THIRD QUARTER          NINE MONTHS
                                                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                     -------------------   -------------------
                                                                        2006     2005         2006      2005
                                                                      -------   ------      -------   -------
Revenue ..........................................................    $ 1,025   $8,353      $17,550   $23,359
                                                                      =======   ======      =======   =======

Income (loss) from discontinued operations before income taxes ...       (529)     772          680     1,210
Income tax benefit (provision) ...................................        223     (249)        (152)     (365)
Net gain on sale of discontinued operations, net of tax ..........     12,969       --       12,969        --
                                                                      -------   ------      -------   -------
Income from discontinued operations ..............................    $12,663   $  523      $13,497   $   845
                                                                      =======   ======      =======   =======

     Total assets and liabilities of discontinued operations held for sale at September 30, 2006 and at December 31, 2005 were as follows:

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                          2006           2005
                                                     -------------   ------------
Cash and cash equivalents ........................        $  1          $    89
Receivables, net .................................         502            3,115
Inventory, net ...................................         287            3,295
Other current assets .............................          46              129
Property, plant and equipment, net ...............         111            3,000
Intangibles ..........................                      --              471
                                                          ----          -------
Total assets .....................................        $947          $10,099
                                                          ====          =======

Accounts payable .................................        $214          $ 2,614
Other liabilities ................................         290            2,178
                                                          ----          -------
Total liabilities ................................        $504          $ 4,792
                                                          ====          =======

4. BUSINESS SEGMENTS

     Effective in the second quarter of 2006, IDEX changed its reporting segments based on recent organizational and structural changes from three to four reportable segments. The new business structure reflects a more focused market strategy across all businesses. Through this new structure, the Company will be better positioned to address emerging customer needs in industrial fluid and metering technologies, health and science instrumentation and equipment, dispensing, and fire and safety. The addition of a fourth segment reflects the Company's evolving capability and content for applied health and science technologies. Under the new reporting structure, the Fluid & Metering Technologies segment will consist of the following IDEX business units: Liquid Controls,

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     Pulsafeeder, Viking, Warren Rupp, Versa-Matic and recently-acquired Banjo. The Health & Science Technologies segment will include Gast Manufacturing, Micropump, Rheodyne, Scivex and recently-acquired EPI. The Dispensing Equipment segment will consist of FAST and Fluid Management. The Fire & Safety/Diversified Products segment will include the Company's Hale Products' fire suppression and rescue tools businesses, as well as its BAND-IT engineered clamping business. Historical business segment information has been updated to reflect this change in reporting segments.

     Information on IDEX's business segments from continuing operations is presented below, based on the nature of products and services offered. IDEX evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                                THIRD QUARTER          NINE MONTHS
                                             ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                             -------------------   -------------------
                                               2006       2005       2006       2005
                                             --------   --------   --------   --------
Net sales
   Fluid & Metering Technologies:
      External customers .................   $105,883   $ 97,274   $314,910   $287,558
      Intersegment sales .................        366        426      1,100      1,130
                                             --------   --------   --------   --------
         Total group sales ...............    106,249     97,700    316,010    288,688
                                             --------   --------   --------   --------
   Health & Science Technologies:
      External customers .................     80,776     59,828    223,121    170,873
      Intersegment sales .................        476        689      2,451      2,106
                                             --------   --------   --------   --------
         Total group sales ...............     81,252     60,517    225,572    172,979
                                             --------   --------   --------   --------
   Dispensing Equipment:
      External customers .................     37,956     33,087    123,778    123,802
      Intersegment sales .................         --         --          1         --
                                             --------   --------   --------   --------
         Total group sales ...............     37,956     33,087    123,779    123,802
                                             --------   --------   --------   --------
   Fire & Safety/Diversified Products:
      External customers .................     65,233     59,387    190,999    176,154
      Intersegment sales .................          1          1          2          5
                                             --------   --------   --------   --------
         Total group sales ...............     65,234     59,388    191,001    176,159
                                             --------   --------   --------   --------
   Intersegment elimination ..............       (843)    (1,116)    (3,553)    (3,241)
                                             --------   --------   --------   --------
         Total net sales .................   $289,848   $249,576   $852,809   $758,387
                                             ========   ========   ========   ========
Operating income
   Fluid & Metering Technologies .........   $ 22,955   $ 19,680   $ 64,361   $ 53,912
   Health & Science Technologies .........     14,488     11,576     41,281     30,693
   Dispensing Equipment ..................      8,426      6,727     30,444     30,670
   Fire & Safety/Diversified Products ....     15,845     14,949     45,766     40,450
   Corporate office and other ............     (7,301)    (7,062)   (23,677)   (21,461)
                                             --------   --------   --------   --------
      Total operating income .............   $ 54,413   $ 45,870   $158,175   $134,264
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

                                    THIRD QUARTER ENDED   NINE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                    -------------------   -----------------
                                       2006     2005        2006     2005
                                      ------   ------      ------   ------
Basic weighted average common
   shares outstanding ...........     53,126   51,618      52,926   51,087
Dilutive effect of stock options,
   unvested  restricted shares,
   and DCUs .....................        845    1,453       1,005    1,416
                                      ------   ------      ------   ------
Diluted weighted average common
   shares outstanding............     53,971   53,071      53,931   52,503
                                      ======   ======      ======   ======

     Options to purchase approximately .9 million and .7 million shares of common stock as of September 30, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.

6. INVENTORIES

     The components of inventories as of September 30, 2006 and December 31, 2005 were:

                      SEPTEMBER 30,   DECEMBER 31,
                          2006            2005
                      -------------   ------------
Raw materials .....      $ 52,494       $ 51,066
Work-in-process ...        16,015         12,749
Finished goods ....        72,333         59,466
                         --------       --------
   Total ..........      $140,842       $123,281
                         ========       ========

     Inventories carried on a LIFO basis amounted to $114,645 and $96,638 at September 30, 2006 and December 31, 2005, respectively. The excess of current cost over LIFO inventory value amounted to $2,197 and $1,348 at September 30, 2006 and December 31, 2005 respectively.

7. GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, by business group, were as follows:

                                                                                  FIRE &
                                       FLUID &       HEALTH &                    SAFETY/
                                      METERING        SCIENCE     DISPENSING   DIVERSIFIED
                                    TECHNOLOGIES   TECHNOLOGIES    EQUIPMENT     PRODUCTS      TOTAL
                                    ------------   ------------   ----------   -----------   --------
Balance at December 31, 2005 ....     $177,223       $261,616      $120,517      $132,043    $691,399
Foreign currency translation ....        1,227            889         4,891         3,829      10,836
Acquisitions ....................           --         69,384            --         7,629      77,013
Divesture .......................       (6,659)            --            --            --      (6,659)
                                      --------       --------      --------      --------    --------
Balance at September 30, 2006 ...     $171,791       $331,889      $125,408      $143,501    $772,589
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

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of September 30, 2006 and December 31, 2005:

                                                 AT SEPTEMBER 30, 2006     AT DECEMBER 31, 2005
                                       GROSS    ----------------------   -----------------------
                                     CARRYING    ACCUMULATED   AVERAGE   CARRYING    ACCUMULATED
                                      AMOUNT    AMORTIZATION     LIFE     AMOUNT    AMORTIZATION
                                     --------   ------------   -------   --------   ------------
Amortizable intangible assets:
   Patents .......................    $ 8,603      $(5,147)         10    $  8,680     $(4,744)
   Trademarks ....................     26,800         (595)         19     23,982           --
   Customer intangibles ..........     20,837         (765)         12         --           --
   Non-compete agreements ........      1,914         (499)          4        400         (228)
   Unpatented technology .........      1,670          (55)         20         --           --
   Other .........................      2,405         (243)          8        571          (46)
                                      -------      -------                -------      -------
      Total ......................    $62,229      $(7,304)               $33,633      $(5,018)
                                      =======      =======                =======      =======

8. ACCRUED EXPENSES

     The components of accrued expenses as of September 30, 2006 and December 31, 2005 were:

                                        SEPTEMBER 30,   DECEMBER 31,
                                            2006            2005
                                        -------------   ------------
Payroll .............................      $25,834        $23,851
Management incentive compensation ...       12,558         13,109
Income taxes payable ................       10,508          7,234
Deferred income taxes ...............        1,142          1,142
Insurance ...........................        7,633          6,742
Other ...............................       26,540         20,102
                                           -------        -------
   Total ............................      $84,215        $72,180
                                           =======        =======

9. PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at September 30, 2006 and December 31, 2005.

10. SHARE-BASED COMPENSATION

     As of September 30, 2006, the Company has two stock-based compensation plans for executives, non-employee directors, and certain key employees which authorize the granting of stock options, restricted stock, restricted stock units, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company's plans as of September 30, 2006 totals 2.3 million, of which .9 million shares were available for future issuance. Stock options granted under these plans are generally non-qualified, and are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Substantially all of the options issued to employees prior to 2005 become exercisable in five equal installments, while all options issued to employees in 2005 and after become exercisable in four equal installments, beginning one year from the date of grant, and generally expire 10 years from the date of grant. Stock options granted to non-employee directors cliff vest after one or two years. Restricted stock and restricted stock unit awards generally cliff vest after four years for employees and three years for non-employee directors.

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method, and thus did not restate any prior period amounts. Under this method, compensation cost in the three months and nine months ending September 30, 2006 include the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Binomial lattice option-pricing model. Weighted average option fair values and assumptions for the period specified are disclosed in the following table:

                                        QUARTER ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------   -------------------------------
                                               2006        2005                2006        2005
                                           ------------   ------           ------------   ------
Weighted average fair value of grants      $      11.85   $13.11           $      14.43   $12.49
Dividend yield                                     1.42%    1.50%                  1.21%    1.50%
Volatility                                        30.83%   30.00%                 30.76%   30.00%
Risk-free interest rate                    4.39% - 4.82%     4.3%          4.71% - 5.00%     4.3%
Expected life (in years)                            4.9      5.5                    4.9      5.5

The assumptions are as follows:

- The Company estimated volatility using its historical share price performance over the contractual term of the option.

- The Company uses historical data to estimate the expected life of the option. The expected life assumption for the three and nine months ended September 30, 2006 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

- The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the three and nine months ended September 30, 2006, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

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

     The adoption of SFAS No. 123(R) decreased the Company's reported operating income and income before income taxes for the three and nine months ending September 30, 2006 by $2.0 million and $6.0 million, respectively, and reported net income by $1.2 million and $3.9 million, respectively. The adoption of SFAS No. 123(R) resulted in a decrease in reported cash flow from operating activities for the three and nine months ending September 30, 2006 of $.3 million and $4.9 million, respectively, offset by an increase in reported cash flow from financing activities. The Company's adoption of SFAS No. 123(R) did not effect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, basic and diluted net income per share in the comparable third quarter and nine months ended September 30, 2005.

     Total compensation cost for stock-based compensation arrangements recognized in the three and nine months ending September 30, 2006, respectively, was $2.0 million and $6.0 million for stock options and $0.8 million and $2.4 million for restricted stock. Compensation cost recognized in general and administrative expenses for the three and nine months ending September 30, 2006, respectively, was $1.7 million and $5.2 million for stock options and $0.8 million and $2.3 million for restricted stock. Compensation cost recognized in cost of goods sold for the three and nine months ending September 30, 2006, respectively, was $0.3 million and $0.8 million for stock options.

                        IDEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

Compensation cost recognized in cost of goods sold for nine months ending September 30, 2006 was $0.1 for restricted stock. Recognition of compensation cost was consistent with recognition of cash compensation for the same employees, and $0.2 million of compensation cost was capitalized as part of inventory. The total income tax benefit recognized in the income statement for the three and nine months ending September 30, 2006 for stock-based compensation arrangements was $0.8 million and $2.1 million, respectively.

     As of September 30, 2006, there was $16.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years.

     A summary of the Company's stock option activity as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented in the following table:

                                                WEIGHTED   WEIGHTED-AVERAGE
                                                 AVERAGE       REMAINING         AGGREGATE
FIXED OPTIONS                         SHARES      PRICE    CONTRACTUAL TERM   INTRINSIC VALUE
-------------                       ---------   --------   ----------------   ---------------
Outstanding at January 1, 2006      4,197,150    $26.57
Granted                               669,895     49.37
Exercised                           (603,733)     22.96
Forfeited/Expired                   (421,752)     28.03
                                    ---------    ------          ----           -----------
Outstanding at September 30, 2006   3,841,560    $30.91          7.25           $50,895,742
                                    =========    ======          ====           ===========
Exercisable at September 30, 2006   1,661,941    $24.07          6.04           $31,563,956
                                    =========    ======          ====           ===========

     The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company's common stock as of the end of the period and the grant price. The total intrinsic value of options exercised during the nine months ending September 30, 2006 was $15.7 million. During the nine months ending September 30, 2006, cash received from options exercised was $14.3 million and the actual tax benefit realized for the tax deductions from stock options exercised totaled $5.7 million.

     A summary of the Company's restricted stock activity as of September 30, 2006, and changes during the nine months ending September 30, 2006 is presented in the following table:

                                            WEIGHTED-AVERAGE
                                             GRANT DATE FAIR
RESTRICTED STOCK                   SHARES         VALUE
----------------                  -------   ----------------
Nonvested at January 1, 2006      296,530        $35.93
Granted                            72,310         50.60
Vested                            (48,000)        35.80
Forfeited                          (5,450)        40.33
                                  -------        ------
Nonvested at September 30, 2006   315,390        $39.56
                                  =======        ======

     Generally, restricted stock grants accrue dividends and their fair value is equal to the market price of the Company's stock at the date of the grant. As of September 30, 2006, there was $7.9 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.5 years.

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

                                                PENSION BENEFITS
                                       THIRD QUARTER ENDED SEPTEMBER 30,
                                    ---------------------------------------
                                           2006                 2005
                                    ------------------   ------------------
                                      U.S.    NON-U.S.     U.S.    NON-U.S.
                                    -------   --------   -------   --------
Service cost ....................   $   102    $ 177     $ 1,213    $ 208
Interest cost ...................     1,329      306       1,334      323
Expected return on plan assets ..    (1,527)    (201)     (1,838)    (338)
Net amortization ................     1,352      136         783       52
                                    -------    -----     -------    -----
   Net periodic benefit cost ....   $ 1,256    $ 418     $ 1,492    $ 245
                                    =======    =====     =======    =====

                                                PENSION BENEFITS
                                        NINE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------------
                                           2006                 2005
                                    ------------------   ------------------
                                      U.S.    NON-U.S.     U.S.    NON-U.S.
                                    -------   --------   -------   --------
Service cost ....................   $ 1,635   $   504    $ 3,346   $   526
Interest cost ...................     3,306       876      3,426     1,003
Expected return on plan assets ..    (3,944)     (566)    (4,506)     (685)
Net amortization ................     2,719       393      2,085       197
                                    -------   -------    -------   -------
   Net periodic benefit cost ....   $ 3,716   $ 1,207    $ 4,351   $ 1,041
                                    =======   =======    =======   =======

                                                 OTHER BENEFITS
                                    ---------------------------------------
                                    THIRD QUARTER ENDED   NINE MONTHS ENDED
                                       SEPTEMBER 30,        SEPTEMBER 30,
                                    -------------------   -----------------
                                        2006   2005         2006     2005
                                        ----   ----        ------   ------
Service cost ....................       $115   $121        $  352   $  362
Interest cost ...................        290    318           982      952
Expected return on plan assets ..         89     19           212       58
                                        ----   ----        ------   ------
   Net periodic benefit cost ....       $494   $458        $1,546   $1,372
                                        ====   ====        ======   ======

     The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute approximately $6.0 million to these pension plans and $1.0 million to its other postretirement benefit plans in 2006. As of September 30, 2006, $5.9 million of contributions have been made to the pension plans and $.8 million has been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $1.4 million in 2006 to fund the pension plans and other postretirement benefit plans.

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

13. NEW ACCOUNTING PRONOUNCEMENTS

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

     Fair Value Measurements

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

     Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

     In September 2006, FASB the issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset as of December 31, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. Management is still assessing the effects adoption of SFAS 158 will have on its financial position.

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

HISTORICAL OVERVIEW AND OUTLOOK

     IDEX Corporation ("IDEX") or the ("Company") is an applied solutions company specializing in fluid and metering technologies, health and science technologies, dispensing equipment, and fire, safety and other diversified products built to its customers' specifications. Our products are sold in niche markets to a wide range of industries throughout the world. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where we do business and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are among the factors that influence the demand for our products.

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

     Some of our key 2006 financial highlights for the nine months ended September 30, 2006 were as follows:

- Orders were $869.6 million, 12% higher than a year ago; base business orders - excluding acquisitions and foreign currency translation - were up 9%.

- Sales of $852.8 million rose 12%; base business sales - excluding acquisitions and foreign currency translation - were up 9%.

- Gross margins improved 40 basis points to 41.3% of sales, while operating margins at 18.5% were 80 basis points higher than a year ago.

-    Income from continuing operations increased 22% to $97.5 million.

- Diluted EPS from continuing operations of $1.81 was 28 cents ahead of the same period 2005.

-    Net income increased 37% to $111.0 million.

-    Diluted EPS of $2.06 was 52 cents ahead of the same period of 2005.

     Our business units continue to deliver profitable sales growth as a result of new product initiatives and market initiatives and our on-going commitment to operational excellence. During the first nine months of the year, organic sales growth was 9 percent, reflecting particular strength in Health & Science Technologies at 14 percent, Fluid & Metering Technologies at 9 percent and Fire & Safety/Diversified Products at 9 percent. As we move forward, we believe our businesses are well positioned in attractive product segments driven by strong underlying industry segment fundamentals and, even more importantly, our ability to effectively serve expanding niche applications. We are focused on the voice of our customer, while using the powerful combination of continuous process improvement and new product innovation to drive our future performance.

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

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on the following page and the Company's Consolidated Statements of Operations included in Item 1. During the third quarter, the Company determined that Halox, its chemical and electrochemical systems business, met the criteria to be classified as a discontinued operation. During the second quarter, the Company determined that Lubriquip, its lubricant dispensing business, met the criteria to be classified as a discontinued operation and was subsequently sold July 11, 2006. The financial statements and the group financial information have been revised to reflect Lubriquip and Halox as discontinued operations.

Performance in the Three Months Ended September 30, 2006 Compared with the Same Period of 2005

     For the three months ended September 30, 2006, orders, sales and profits were higher than the comparable three months of last year. New orders totaled $285.6 million, 16% higher than the same period last year. Excluding the impact of foreign currency translation and the three acquisitions made since the beginning of 2006 (Airshore- January 2006; JUN-AIR - February 2006 and EPI - May
2006), base business orders were 9% higher than the same period one year ago.

     Sales in the three months ended September 30, 2006 were $289.8 million, a 16% improvement from the comparable period last year. The increase was driven by base business shipments of 9%, acquisitions accounted for 6% and foreign currency translation contributed 1%. Sales to international customers from base businesses represented approximately 45% of total sales in the current period of both 2006 and 2005.

     During the quarter, Fluid & Metering Technologies contributed 37% of sales and operating income; Health & Science Technologies accounted for 28% of sales and 23% of operating income; Dispensing Equipment accounted for 13% of sales and 14% of operating income; and Fire & Safety/Diversified Products represented 22% of sales and 26% of operating income.

     Fluid & Metering Technologies Group sales of $106.2 million for the three months ended September 30, 2006 rose $8.5 million, or 9% compared with 2005, reflecting 8% base business growth and a 1% favorable impact from foreign currency translation. In the third quarter of 2006, base business sales grew approximately 6% domestically and 11% internationally. Base business sales to customers outside the U.S. were approximately 43% of total group sales during the third quarter of 2006 compared with 42% in the comparable quarter of 2005.

     Health & Science Technologies Group sales of $81.3 million increased $20.7 million, or 34%, in the third quarter of 2006 compared with last year's third quarter. This increase was attributed to the JUN-AIR and EPI acquisitions which contributed 23%, favorable foreign currency translation of 1% and an increase in base business volume of 10%. In the third quarter of 2006, base business sales increased 6% domestically and 21% internationally. Base business sales to customers outside the U.S. were approximately 38% of total group sales in the third quarter of 2006, compared with 35% in the comparable quarter of 2005.

     Dispensing Equipment Group sales of $38.0 million increased $4.9 million, or 15%, in the third quarter of 2006 compared with 2005. This increase reflects a 12% increase in base business volume and 3% from favorable foreign currency translation. In the third quarter of 2006, base business sales increased 20% domestically and 1% internationally. Base business sales to customers outside the U.S. were approximately 59% of total group sales in the third quarter of 2006, compared with 63% in the comparable quarter of 2005.

     Fire & Safety/Diversified Products Group sales of $65.2 million increased $5.8 million, or 10%, in the third quarter of 2006 compared with 2005. This increase reflects an 8% increase in base business volume, with an additional 2% of favorable foreign currency translation. In the third quarter of 2006, base business sales increased 7% domestically and 9% internationally. Base business sales to customers outside the U.S. were approximately 45% of total group sales in the third quarter of both 2006 and 2005.

                                             THIRD QUARTER          NINE MONTHS
                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                          -------------------   -------------------
                                            2006       2005      2006(1)     2005
                                          --------   --------   --------   --------
Fluid & Metering Technologies
   Net sales ..........................   $106,249   $ 97,700   $316,010   $288,688
   Operating income (2) ...............     22,955     19,680     64,361     53,912
   Operating margin ...................       21.6%      20.1%      20.4%      18.7%
   Depreciation and amortization ......   $  2,142   $  2,432   $  6,882   $  7,550
   Capital expenditures ...............      1,280      1,444      3,515      6,462

Health & Science Technologies
   Net sales ..........................   $ 81,252   $ 60,517   $225,572   $172,979
   Operating income (2) ...............     14,488     11,576     41,281     30,693
   Operating margin ...................       17.8%      19.1%      18.3%      17.7%
   Depreciation and amortization ......   $  2,460   $  1,452   $  6,303   $  4,485
   Capital expenditures ...............      1,025      1,638      3,408      4,295

Dispensing Equipment
   Net sales ..........................   $ 37,956   $ 33,087   $123,779   $123,802
   Operating income (2) ...............      8,426      6,727     30,444     30,670
   Operating margin ...................       22.2%      20.3%      24.6%      24.8%
   Depreciation and amortization ......   $    544   $  1,047   $  2,609   $  3,225
   Capital expenditures ...............        794        858      1,984      2,530

Fire & Safety/Diversified Products
   Net sales ..........................   $ 65,234   $ 59,388   $191,001   $176,159
   Operating income (2) ...............     15,845     14,949     45,766     40,450
   Operating margin ...................       24.3%      25.2%      24.0%      23.0%
   Depreciation and amortization ......   $  1,425   $  1,303   $  4,503   $  4,360
   Capital expenditures ...............      2,332        856      5,098      2,646

Company
   Net sales ..........................   $289,848   $249,576   $852,809   $758,387
   Operating income (2) ...............     54,413     45,870    158,175    134,264
   Operating margin ...................       18.8%      18.4%      18.5%      17.7%
   Depreciation and amortization (3) ..   $  6,592   $  6,339   $ 20,687   $ 20,028
   Capital expenditures ...............      6,282      5,116     15,985     16,790

(1) Nine month data includes acquisition of JUN-AIR and EPI in the Health & Sciences Technologies Group and Airshore in the Fire & Safety/Diversified Products Group from the dates of acquisition.

(2)  Group operating income excludes unallocated corporate operating expenses.

(3) Excludes amortization of debt issuance expenses and unearned stock compensation.

     Gross profit of $118.8 million, in the third quarter of 2006, increased $17.5 million, or 17%, from 2005. Gross profit as a percent of sales was 41.0% in the third quarter of 2006 and 40.6% 2005. The improved gross margins primarily reflect the Company's strategic sourcing and other operational excellence initiatives.

     Selling, general and administrative (SG&A) expenses increased to $64.4 million in the third quarter of 2006 from $55.4 million in 2005 primarily due to higher volume, the acquisitions of Airshore, JUN-AIR and EPI, and the implementation of Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment". As a percent of sales, SG&A expenses were 22.2% for both 2006 and 2005.

     Operating income increased $8.5 million, or 19%, to $54.4 in the third quarter of 2006 from $45.9 million in 2005, primarily reflecting higher volumes, partially offset by increased SG&A expenses. Third quarter operating margins were 18.8% of sales, 40 basis points higher than the third quarter of 2005. The improvement from last year resulted from higher gross margins. In the Fluid & Metering Technologies Group, operating income of $23.0 million and operating margins of 21.6% in the third quarter of 2006 were up from the $19.7 million and 20.1% recorded in 2005 principally due to volume leverage and the impact of our operational excellence initiatives. Operating income for the Health & Science Technologies Group of $14.5 million was up from the $11.6 million recorded in 2005 principally due to volume leverage. Operating margins within Health & Science Technologies Group of 17.8% in the current quarter were down from 19.1% in 2005 primarily due to acquisitions and related expenses. Operating income for the Dispensing Equipment Group of $8.4 million was up from the $6.7 million recorded in 2005 mainly due to volume leverage and the impact of our operational excellence initiatives. Operating margins within Dispensing Equipment Group of 22.2% in the current quarter were up from 20.3% in 2005 primarily due to volume and product mix. Operating income in the Fire & Safety/Diversified Products Group of $15.8 million was higher than $14.9 recorded in 2005, due primarily to increased volume. Operating margins within Fire & Safety/Diversified Products Group of 24.3% in the current quarter was down from 25.2% in 2005, primarily due to product mix.

     Other income in the third quarter of 2006 of $.5 million was favorable compared with $.1 million in 2005 primarily due to an increase in interest income.

     IDEX's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $18.2 million in the third quarter of 2006 from $14.5 million in 2005. The effective tax rate increased to 35.3% in the current quarter from 34.1% in the third quarter of 2005 due to the expiration of the research and development tax credits in 2006, partially offset by changes in the mix of global pre-tax income among taxing jurisdictions.

     Income from continuing operations for the current quarter was $33.3 million, 19% higher than the $28.0 million earned in the third quarter of 2005. Diluted earnings per share from continuing operations in the third quarter of 2006 of $.62 increased $.09, or 17%, compared with the third quarter of 2005.

     Net income for the current quarter was $46.0 million, which included $12.7 million from discontinued operations, increased from the $28.5 million earned in the third quarter of 2005. Diluted earnings per share in the third quarter of 2006 of $.85, which included $.23 from discontinued operations, increased $.31, or 57%, compared with the third quarter of 2005.

Performance in the Nine Months Ended September 30, 2006 Compared with the Same Period of 2005

     Orders, sales and profits were higher for the first nine months of 2006 compared with the same period last year. New orders for the first nine months of 2006 totaled $869.6 million, 12% higher than last year. Excluding the impact of foreign currency translation and the three acquisitions made since the beginning of 2006 (Airshore, JUN-AIR and EPI), orders were 9% higher than the comparable period of 2005.

     Sales in the first nine months of the year increased 12% to $852.8 million from $758.4 million a year ago. Base business sales rose 9% and acquisitions accounted for a 3% improvement. For the first nine months of the year, base business sales to international customers were approximately 45% of total sales for both 2006 and 2005.

     For the first nine months, Fluid & Metering Technologies contributed 37 percent of sales and 35 percent of operating income; Health & Science Technologies accounted for 26 percent of sales and 23 percent of operating income; Dispensing Equipment accounted for 15 percent of sales and 17 percent of operating income; and Fire & Safety/Diversified Products represented 22 percent of sales and 25 percent of operating income.

     Fluid & Metering Technologies Group sales of $316.0 million increased $27.3 million, or 9%, for the nine months ended September 30, 2006 compared with 2005. The 9% increase reflects all base business sales as foreign currency translation had a minimal impact. In the first nine months of 2006, base business sales grew 9%
domestically and 10% internationally. Base business sales to customers outside the U.S. were approximately 42% of total group sales in both the 2006 and 2005 periods.

     Health & Science Technologies Group sales of $225.6 million increased $52.6 million, or 30%, for the nine months ended September 30, 2006 compared with 2005. This reflected a 14% increase in base business volume and a 16% increase from the JUN-AIR and EPI acquisitions. In the first nine months of 2006, base business sales increased 8% domestically and 28% internationally. Base business sales to customers outside the U.S. were approximately 36% of total group sales in the first nine months of 2006, compared with 32% in the comparable period of 2005.

     Dispensing Equipment Group sales of $123.8 million was flat in the first nine months of 2006 compared with the same period in 2005. An increase in base business sales of 1% was offset by unfavorable foreign currency translation of 1%. In the first nine months of 2006, base business sales increased 12% domestically, but decreased 5% internationally. Base business sales to customers outside the U.S. were approximately 64% of total group sales in the first nine months of 2006, compared with 68% in the comparable period of 2005.

     Fire & Safety/Diversified Group sales of $191.0 million increased $14.8 million, or 8%, in the first nine months of 2006 compared with 2005. The 8% increase reflects all base business volume. In the first nine months of 2006, base business sales increased 10% domestically and 8% internationally. Base business sales to customers outside the U.S. were approximately 46% of total group sales in both the 2006 and 2005 periods.

     Gross profit of $351.8 million in the first nine months of 2006 increased $41.4 million, or 13% from 2005. Gross profit as a percent of sales was 41.3% in 2006, an increase from 40.9% in 2005. The improved gross margins primarily reflected the Company's strategic sourcing and other operational excellence initiatives.

     SG&A increased to $193.6 million in 2006 from $176.2 million in 2005, and as a percent of sales was 22.8%, an improvement from 23.2% in 2005. The increase in SG&A expenses reflected the acquisitions of Airshore, JUN-AIR and EPI, volume-related expenses and the implementation of SFAS No. 123(R).

     Operating income increased by $23.9 million, or 18%, to $158.2 million in the first nine months of 2006 from $134.3 million in 2005, primarily reflecting the higher gross margins discussed above and volume leverage, partially offset by increased SG&A expenses. Operating margins for the first nine months of 2006 were 18.5% compared with 17.7% in the prior year period. The margin increase from last year was primarily due to volume leverage and the improvement in gross margins discussed above. In the Fluid & Metering Technologies Group, operating income of $64.4 million and operating margins of 20.4% in 2006 were up from the $53.9 million and 18.7% recorded in 2005, principally due to volume leverage and the impact of our operational excellence initiatives. Operating income for the Health & Science Technologies Group of $41.3 million and operating margins of 18.3% were up from the $30.7 million and 17.7% in 2005 principally due to volume leverage and savings realized from the Company's operational excellence initiatives. Operating income for the Dispensing Equipment Group of $30.4 million and operating margins of 24.6% in 2006 were down slightly from the $30.7 million and 24.8% in 2005, mainly due to unfavorable market conditions in Europe. Operating income in the Fire & Safety/Diversified Products Group of $45.8 million and operating margins of 24.0% in 2006 increased from $40.5 million and 23.0% achieved in 2005 and primarily reflected increased sales volume and the impact of operational excellence initiatives.

     Other income in the first nine months of 2006 of $.8 million was favorable compared with $.5 million in 2005 mainly due an increase in interest income, partially offset by unfavorable foreign currency translation.

     IDEX's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $51.0 million in 2006 from $43.3 million in 2005. The effective tax rate decreased to 34.4% in 2006 from 35.0% in 2005 due to changes in the mix of global pre-tax income among taxing jurisdictions, partially offset by the expiration of the research and development tax credits in 2006.

     Income from continuing operations for the first nine months of 2006 was $97.5 million, 22% higher than the $80.2 million earned in the same period of 2005. Diluted earnings per share from continuing operations in the first nine months of 2006 of $1.81 increased $0.28, or 18%, compared with the same period of 2005.

     Net income for the first nine months of 2006 was $111.0 million, 37% higher than the $81.1 million earned in the same period of 2005. Diluted earnings per share in the first nine months of 2006 of $2.06, which included $.25 from discontinued operations, increased $0.52, or 34%, compared with the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2006, working capital was $220.2 million and our current ratio was 2.3 to 1. Cash flows from operating activities increased $9.3 million, or 9%, to $109.6 million in the first nine months of 2006 mainly due to the improved operating results discussed above.

     Cash flows provided from operations were more than adequate to fund capital expenditures of $16.0 million and $16.8 million in the first nine months of 2006 and 2005, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support IDEX's global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

     The Company acquired Airshore in January 2006 for cash consideration of $12.6 million, JUN-AIR in February 2006 for cash consideration of $15.2 million and the assumption of approximately $7.2 million in debt and EPI in May 2006 for cash consideration of $92.4 million. The Company also acquired Banjo, which closed on October 3, 2006 for a purchase price of $182.5 million, primarily with financing provided by borrowings under the Company's credit facilities.

     In addition to the $150.0 million of 6.875% Senior Notes due February 15, 2008, the Company also has a $600.0 million domestic multi-currency bank revolving credit facility ("Credit Facility"), which expires December 14, 2009. With no borrowings outstanding under the facility at September 30, 2006, and outstanding letters of credit totaling $5.3 million, the maximum amount available under the Credit Facility was $594.7 million. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate or, at the Company's election, at LIBOR plus an applicable margin. The applicable margin is based on the credit rating of our Senior Notes, and can range from 27 basis points to 75 basis points. Based on the Company's BBB rating at September 30, 2006, the applicable margin was 55 basis points. We also pay an annual fee of 15 basis points on the total Credit Facility.

     There are two financial covenants that the Company is required to maintain. As defined in the agreement, the minimum interest coverage ratio (operating cash flow to interest) is 3.0 to 1 and the maximum leverage ratio (outstanding debt to operating cash flow) is 3.25 to 1. At September 30, 2006, the Company was in compliance with both of these financial covenants.

     We also have a one-year, renewable $30.0 million demand line of credit ("Short-Term Facility"), which expires on December 12, 2006. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At September 30, 2006, there were no borrowings outstanding under this facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $167.4 million of total debt outstanding at September 30, 2006. Approximately 10% of the debt is priced at interest rates that float with the market. A 50-basis point movement in the interest rate on the floating rate debt would result in an approximate $0.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. As of September 30, 2006, the Company did not have any derivative instruments outstanding.

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

     During the third quarter of 2006, the Company implemented a new financial consolidation system throughout the organization. The Company believes that effective internal control over financial reporting was maintained during and after this conversion.

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

     Claims have been filed in Alabama, California, Connecticut, Delaware, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and Wyoming. Most of the claims resolved to date have been dismissed without payment. The balance has been settled for reasonable amounts. Only one case has been tried, resulting in a verdict for the Company's business unit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                                                              Total Number of      Maximum Number of
                                                            Shares Purchased as   Shares that May Yet
                                                              Part of Publicly     be Purchased Under
                         Total Number of    Average Price     Announced Plans          the Plans
       Period           Shares Purchased   Paid per Share     or Programs (1)       or Programs (1)
       ------           ----------------   --------------   -------------------   -------------------
July 1, 2006 to
   July 31, 2006               --                --                  --                 2,240,250
August 1, 2006 to
   August 31, 2006             --                --                  --                 2,240,250
September 1, 2006 to
   September 30, 2006          --                --                  --                 2,240,250

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

                                        IDEX CORPORATION


November 8, 2006                        /s/ Dominic A. Romeo
                                        ----------------------------------------
                                        Dominic A. Romeo
                                        Vice President and Chief Financial
                                        Officer
                                        (duly authorized principal financial
                                        officer)

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

4.6(a)    Amendment No. 6 dated as of December 14, 2005 to the Credit Lyonnais
          Uncommitted Line of Credit Agreement dated December 3, 2001

10.1      Definitive agreement to acquire Banjo Corporation, dated September 8,
          2006, (incorporated by reference to exhibit 10.1 to the Current Report of IDEX on Form 8-K dated September 14, 2006, Commission File No.
          1-10235)

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