Form 10-K
period 2006-12-31
IDEX CORP /DE/
filed 2007-03-01
CIK 832101

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                        WHICH REGISTERED
          -------------------            ---------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE   NEW YORK STOCK EXCHANGE AND CHICAGO
                                         STOCK EXCHANGE

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

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes [ ]   No [X]

The aggregate market value of the voting stock (based on the June 30, 2006 closing price of $47.20) held by non-affiliates of IDEX Corporation was $2,495,801,008.

The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of February 15, 2007 was 53,823,941 (net of treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Annual Report to stockholders of IDEX Corporation ("the 2006 Annual Report") are incorporated by reference in Part II of this Form 10-K and portions of the Proxy Statement of IDEX Corporation (the "2007 Proxy Statement") with respect to the 2007 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

PART I.

Item 1.  Business.                                                             1
Item 1A. Risk Factors.                                                         7
Item 1B. Unresolved Staff Comments.                                           10
Item 2.  Properties.                                                          10
Item 3.  Legal Proceedings.                                                   10
Item 4.  Submission of Matters to a Vote of Security Holders.                 10

PART II.

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters
         and Issuer Purchases of Equity Securities.                           11
Item 6.  Selected Financial Data.                                             13
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                               14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.          23
Item 8.  Financial Statements and Supplementary Data.                         24
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.                                                57
Item 9A. Controls and Procedures.                                             57
Item 9B. Other Information.                                                   57

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.              57
Item 11. Executive Compensation.                                              58
Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Shareholder Matters.                                         58
Item 13. Certain Relationships and Related Transactions, and Director
         Independence.                                                        58
Item 14. Principal Accountant Fees and Services.                              58

PART IV.

Item 15. Exhibits and Financial Statement Schedules.                          58

Schedule II - Valuation and Qualifying Accounts                               59

Signatures                                                                    60

Exhibit Index                                                                 61

                                     PART I

ITEM 1. BUSINESS.

IDEX Corporation ("IDEX" or the "Company") is an applied solutions company specializing in fluid and metering technologies, health and science technologies, dispensing equipment and fire, safety and other diversified products. The Company manufactures an extensive array of engineered industrial products sold to customers in a variety of industries around the world. We believe that each of our business units is a leader in its niche market. We also believe that our consistent financial performance has been attributable to the manufacture of quality products designed and engineered by us, coupled with our ability to identify and successfully consummate and integrate strategic acquisitions. In 2006, IDEX changed its reporting segments based on recent organizational and structural changes from three to four reportable segments. The new business structure reflects a more focused market strategy across all businesses. Through this new structure, the Company is better positioned to address emerging customer needs in industrial fluid and metering technologies, health and science instrumentation equipment, dispensing, and fire and safety equipment. The addition of a fourth segment reflects the Company's evolving capability and content for applied health and science technologies. Under the new reporting structure, the Fluid & Metering Technologies segment consists of the following IDEX business units: Banjo, Liquid Controls, Pulsafeeder, Versa-Matic, Viking Pump ("Viking") and Warren Rupp. The Health & Science Technologies segment includes Eastern Plastics, Gast Manufacturing ("Gast"), Micropump, Rheodyne and Scivex. The Dispensing Equipment segment is comprised of FAST & Fluid Management and Fluid Management. The Fire & Safety/Diversified Products segment includes Hale Products ("Hale") fire suppression and rescue tools businesses, as well as the BAND-IT engineered clamping business. Historical business segment information has been updated to reflect this change in reporting segments.

FLUID & METERING TECHNOLOGIES SEGMENT

     The Fluid & Metering Technologies Segment designs, produces and distributes some of the most recognized names in positive displacement pumps and flow meters, compressors, injectors, and other fluid-handling pump modules and systems. Our application-specific pump and metering solutions serve a diverse range of growing end markets including: industrial infrastructure (fossil fuels, refined and alternative fuels, oil & gas, water and wastewater), chemical processing, food & beverage, pulp & paper, transportation, plastics & resins, electronics & electrical, construction & mining, machinery and numerous other specialty niche markets. The segment accounted for 38% of sales and 36% of operating income in 2006, with approximately 41% of sales to customers outside the U.S.

     Banjo. Banjo, acquired in September 2006, is a provider of special purpose, severe-duty pumps, valves, fittings and systems used in liquid handling. Banjo is based in Crawfordsville, Indiana and its products are used in agricultural and industrial applications. Approximately 8% of Banjos' 2006 sales were to customers outside the U.S.

     Liquid Controls. Liquid Controls, acquired in January 2001, is a leading manufacturer of positive displacement flow meters and electronic registration and control products. Applications for its products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Liquid Controls is headquartered in Lake Bluff, Illinois, with additional operations in Italy and India. During 2001, the Company decided to operate its previously acquired Corken business unit as part of Liquid Controls. Corken, based in Oklahoma City, Oklahoma and acquired by IDEX in 1991, is a leading producer of positive-displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Sponsler Co., Inc., with headquarters in Westminster, South Carolina, was acquired in June 2003. Sponsler, which operates as part of Liquid Controls, is a manufacturer of a line of precision turbine flow meters to meet all flow applications, including low-flow applications where viscosity, corrosive media, extreme temperature or hazardous materials are factors. In December 2006, IDEX acquired Toptech Systems, Inc. ("Toptech"), a leading provider of terminal automation systems used in the custody transfer and control of high-value fluids and gases. Toptech's products include terminal automation hardware and software used by customers in the oil, gas and refined-fuels markets to control and manage inventories, as well as transactional data and invoicing. Based in Longwood, Florida, Toptech operates as part of the Liquid Controls business. Approximately 52% of Liquid Controls' 2006 sales were to customers outside the U.S.

Pulsafeeder. Pulsafeeder, acquired in 1992, is a leading manufacturer of metering pumps, special-purpose rotary pumps, peristaltic pumps, electronic controls and dispensing equipment. Pulsafeeder's products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition, and its markets include water and wastewater treatment, power generation, pulp and paper, chemical and hydrocarbon processing and swimming pools. Pulsafeeder is headquartered in Rochester, New York, with additional operations in Punta Gorda, Florida. Knight Equipment, Inc. ("Knight"), acquired in 1997, is operated as part of Pulsafeeder, with its headquarters in Lake Forest, California. Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Halox Technologies, Inc. ("Halox"), acquired in April 2002, is also operated as part of Pulsafeeder and is a small Bridgeport, Connecticut-based manufacturer of point-of-use chlorine dioxide equipment. Its products produce chlorine dioxide for use in water treatment and disinfectant applications. Halox products can be used in a wide variety of end markets including food and beverage, cooling towers and potable water treatment. During the third quarter of 2006, the Company determined that Halox met the criteria to be classified as a discontinued operation. The Company is marketing the Halox operations and conducting other actions required to complete the sale within one year. Classic Engineering, Inc. ("Classic"), was acquired in September 2003 and operates as part of Pulsafeeder. Classic, based in Rochester, New York, is a supplier of fully integrated pump and metering systems to chemical companies and municipal water treatment facilities. Classic also designs, engineers and manufactures a line of standard and custom chemical-feed systems for the water and wastewater, chemical OEM, pulp and paper, cement, and general industrial markets. In 2006, approximately 33% of Pulsafeeder's sales were to customers outside the U.S.

Viking Pump. Viking produces internal and external gear pumps, strainers and reducers, and related controls. These products are used for transferring and metering thin and viscous liquids. Markets served by Viking include chemical, petroleum, pulp and paper, plastics, paints, inks, tanker trucks, compressor, construction, food and beverage, personal care, pharmaceutical and biotech. Viking is based in Cedar Falls, Iowa, with additional operations in Canada and Ireland. Johnson Pump UK LTD ("Johnson"), acquired 1992, manufactures rotary lobe pumps that serve multiple sanitary and industrial applications. Located in Eastbourne, England, Johnson operates as part of Viking. Wrightech Corporation ("Wrightech"), was acquired in October 2002 and is headquartered in Muskego, Wisconsin. Wrightech, which operates as part of Viking, is a small manufacturer of stainless-steel centrifugal and positive displacement pumps and replacement parts for the sanitary product marketplace. This market includes beverage, food processing, pharmaceutical, cosmetics and other industries that require sanitary processing. Approximately 35% of Viking's 2006 sales were to customers outside the U.S.

     Warren Rupp/Versa-Matic. Warren Rupp, based in Mansfield, Ohio, is a leading producer of air-operated and motor-driven double-diaphragm pumps. Warren Rupp's products are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. This business serves markets including chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance. Versa-Matic, headquartered in Export, Pennsylvania, was acquired in June 2001. Versa-Matic is a manufacturer and distributor of air-operated double-diaphragm pumps and replacement parts. Blagdon Pump, located in the United Kingdom, was acquired in 1997 and is operated as part of Versa-Matic. Warren Rupp/Versa-Matic's sales to customers outside the U.S. in 2006 were approximately 52%.

HEALTH & SCIENCE TECHNOLOGIES SEGMENT

     The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics solutions from very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery to high performance molded and extruded, biocompatible medical devices and implantables. Through this platform, IDEX is also expanding its capability in air compressors used in medical, dental and industrial applications, as well as its expertise in precision gear and peristaltic pump technologies that meet OEM's exacting specifications The segment accounted for 26% of sales and 24% of operating income in 2006, with approximately 39% of sales to customers outside the U.S.

     Gast Manufacturing. Gast, acquired in 1998, is a leading manufacturer of air-moving products, including air motors, low- and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast's products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure. Gast's primary markets served are medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts and industrial manufacturing. Gast is based in Benton Harbor, Michigan, with additional facilities in England. In February 2006, IDEX acquired JUN-AIR International A/S ("JUN-AIR"), a provider of low-decibel, ultra-quiet vacuum compressors suitable for medical, dental and laboratory applications. Based in Norresundby, Denmark, JUN-AIR operates as part of Gast. Approximately 31% of Gast's 2006 sales were to customers outside the U.S.

     Micropump. Micropump, acquired in 1995, is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump's products are used in low-flow abrasive and corrosive applications. Micropump serves markets including printing machinery, medical equipment, paints and inks, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp and paper, water treatment and textiles. Micropump is based in Vancouver, Washington, and also has operations in England. In April 2000, IDEX acquired Ismatec SA, a leading manufacturer of peristaltic metering pumps, analytical process controllers, and sample preparation systems. Headquartered near Zurich, Switzerland, the business operates as part of Micropump and provides Micropump with entry into scientific R&D markets including pharmaceutical, medical, biotech and institutional laboratory. In May 2000, IDEX acquired Trebor International, which also operates as part of Micropump. Headquartered in Salt Lake City, Utah, Trebor is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Its products are used in the manufacturing of semiconductors, disk drives and flat panel displays. Approximately 69% of Micropump's 2006 sales were to customers outside the U.S.

     Rheodyne. Rheodyne, acquired in July 2002, is a leading manufacturer of injectors, valves, fittings and accessories for the analytical instrumentation market. Its products are used by manufacturers of high pressure liquid chromatography equipment servicing the pharmaceutical, biotech, life science, food and beverage, and chemical markets. Rheodyne is based in Rohnert Park, California, and its activities are closely coordinated with those of Scivex and Eastern Plastics. Systec, Inc.("Systec"), acquired in April 2004, designs and manufactures vacuum degassing products for the analytical chemistry instrumentation market. Systec, based in New Brighton, Minnesota, is operated as part of Rheodyne. Approximately 41% of Rheodyne's 2006 sales were to customers outside the U.S.

     Scivex. Scivex, acquired in May 2004, is a leading provider of fluidic components and systems for the analytical, biotech and diagnostic instrumentation markets. Its fluidic components and sub-assemblies include: fittings, precision-dispensing pumps and valves, tubing and integrated tubing assemblies, filter sensors and other micro- and nano-fluidic components. Markets served by Scivex include pharmaceutical, drug discovery, chemical, biochemical processing, genomics/proteomics research, environmental labs, food/agriculture, medical lab, personal care, and plastics/polymer/rubber production. Scivex operates Upchurch Scientific and Upchurch Medical in Oak Harbor, Washington and Sapphire Engineering in Pocasset, Massachusetts. Approximately 23% of Scivex's 2006 sales were to customers outside the U.S.

     Eastern Plastics. Eastern Plastics, acquired in May 2006, is a provider of high-precision integrated fluidics and associated engineered plastics solutions. Eastern Plastics products are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. Eastern Plastics is based in Bristol, Connecticut. Approximately 28% of Eastern Plastics 2006 sales were to customers outside the U.S.

DISPENSING EQUIPMENT SEGMENT

     The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants, paints, hair colorants and other personal care products. This equipment is used in a variety of retail and commercial industries around the world. This segment provides equipment, systems and services for applications such as tinting paints and coatings, and industrial and automotive refinishing. The segment accounted for 14% of sales and 15% of operating income in 2006, with approximately 65% of sales to customers outside the U.S.

     FAST & Fluid Management - Europe & Asia. The Company acquired Fluid Management in 1996 and FAST in 1999 (collectively, "F&FM"). F&FM is a leading European and Asian manufacturer of precision-designed tinting, mixing, dispensing and measuring equipment for auto refinishing and architectural paints. Equipment is supplied to retail and commercial stores, home centers and automotive body shops. F&FM is headquartered in Sassenheim, The Netherlands, with additional operations in Italy, Australia, Poland, China, France, Spain and the United Kingdom. Over 95% of F&FM's sales in 2006 were to customers outside the U.S.

     Fluid Management. Fluid Management, acquired in 1996, is a leading American manufacturer of precision-designed tinting, mixing, dispensing and measuring equipment for architectural paints and personal care products. Fluid Management's markets include retail and commercial paint stores, hardware stores, home centers, department stores, and point-of-purchase dispensers and mixing equipment for the personal care, and health and beauty industry. Fluid Management is based in Wheeling, Illinois with additional operations located in Canada and Brazil. Approximately 15% of Fluid Management's 2006 sales were to customers outside the U.S.

FIRE & SAFETY/DIVERSIFIED PRODUCTS SEGMENT

     The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications. The two business units that comprise this segment are Hale Products and Band-It. The segment accounted for 22% of sales and 25% of operating income in 2006, with approximately 46% of sales to customers outside the U.S.

     Band-It. Band-It is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The Band-It brand is highly recognized worldwide. Band-It's products are used for securing exhaust system heat and sound shields, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling, and numerous other industrial and commercial applications. Band-It's markets include transportation equipment, oil and gas, general industrial maintenance, electronics, electrical, communications, aerospace, utility, municipal and subsea marine. Band-It is based in Denver, Colorado, with additional manufacturing operations in the United Kingdom and Singapore. In 2006, approximately 45% of Band-It's sales were to customers outside the U.S.

     Hale Products. Hale, acquired in 1994, is a leading manufacturer of rescue systems, lifting bags, and truck-mounted fire pumps. Hale's products include the Hurst Jaws of Life(R) and LUKAS(R) rescue tool and re-railing systems. Hale's pumps are used to pump water or foam to extinguish fires; its rescue equipment is used to extricate accident victims; its forced-entry equipment is used for law enforcement; and its hydraulic products are used for re-railing, vehicular and structural support, disaster recovery and industrial recycling. Hale's markets include public and private fire and rescue organizations. LUKAS Hydraulik, headquartered in Erlangen, Germany, was acquired in 1995 and operates as part of Hale. In January 2001, IDEX acquired Class 1, headquartered in Ocala, Florida, and now operates as part of Hale. Class 1 is a leading supplier of components and systems to the fire and rescue vehicle market. Its primary products include electronic information controls, engine information systems, electronic multiplexing units, electrical monitoring equipment and systems and fire truck mechanical components. In January 2004, IDEX acquired Manfred Vetter GmbH ("Vetter"), headquartered in Zulpich, Germany. Vetter, operating as part of the Hale business unit, designs and manufactures pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection, industrial maintenance, and disaster recovery and control. Tianjin Dinglee Machine and Motor Co., Ltd. ("Dinglee"), based in Tianjin, China, was acquired in July 2004 and operates as part of Hale. Dinglee is a leading manufacturer of rescue tools in China. Hale Products is headquartered in Ocala, Florida, with additional operations in Conshohocken, Pennsylvania, Shelby, North Carolina, as well as England, Germany and China. In January 2006, IDEX acquired the assets of Airshore International ("Airshore"), a provider of stabilization struts for collapsed buildings and vehicles, high-and-low pressure lifting bags and forcible entry tools for the fire and rescue markets. Airshore operates as part of Hale. Approximately 47% of Hale's 2006 sales were to customers outside the U.S.

GENERAL ASPECTS APPLICABLE TO THE COMPANY'S BUSINESS SEGMENTS

COMPETITORS

     The Company's businesses participate in highly competitive markets. Generally, all of the Company's businesses compete on the basis of performance, quality, service and price.

     Principal competitors of the businesses in the Fluid and Metering Technologies Segment are the Blackmer division of Dover Corporation (with respect to rotary gear pumps, and pumps and small horsepower compressors used in liquified petroleum gas distribution facilities); Milton Roy, a division of United Technologies Corporation (with respect to metering pumps and controls); Roper Industries and Tuthill Corporation (with respect to rotary gear pumps); Wilden Pump and Engineering Co., a division of Dover Corporation (with respect to air-operated double-diaphragm pumps).

     For Health and Science Technologies, Thomas Industries, a division of Gardner Denver (with respect to vacuum pumps and compressors); and Valco Instruments Co. (with respect to fluid injectors and valves) are the key competitors.

     The principal competitor of the Dispensing Equipment Segment is Corob S.p.A. (with respect to dispensing and mixing equipment for the paint industry).

     The Fire & Safety/Diversified Products Segment's principal competitors are A.J. Gerrard & Company, a division of Illinois Tool Works Inc. (with respect to stainless steel bands, buckles and tools), Waterous Company, a division of American Cast Iron Pipe Company (with respect to truck-mounted firefighting pumps) and Holmatro, Inc (with respect to rescue tools).

EMPLOYEES

     At December 31, 2006, IDEX had 4,863 employees. Approximately 10% were represented by labor unions with various contracts expiring through November 2008. Management believes that the Company's relationship with its employees is good. The Company historically has been able to satisfactorily renegotiate its collective bargaining agreements, with its last work stoppage in March 1993.

SUPPLIERS

     IDEX manufactures many of the parts and components used in its products. Substantially all materials, parts and components purchased by IDEX are available from multiple sources.

INVENTORY AND BACKLOG

     The Company regularly and systematically adjusts production schedules and quantities based on the flow of incoming orders. Backlogs typically are limited to 1 to 1 1/2 months of production. While total inventory levels also may be affected by changes in orders, the Company generally tries to maintain relatively stable inventory levels based on its assessment of the requirements of the various industries served.

SEGMENT INFORMATION

     For segment financial information for the years 2006, 2005, and 2004, see the table titled "Company and Business Segment Financial Information" presented on page 16 in Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of the "Notes to Consolidated Financial Statements" on page 40 in Part II. Item 8. Financial Statements and Supplementary Data.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past 5 years.

                                YEARS OF
NAME                      AGE    SERVICE                       POSITION
----                      ---   --------   ------------------------------------------------
Lawrence D. Kingsley...    44       2      Chairman of the Board, President and Chief
                                              Executive Officer
Dominic A. Romeo.......    47       3      Vice President and Chief Financial Officer
Kimberly K. Bors.......    46       4      Vice President-Human Resources
John L. McMurray.......    56      14      Vice President-Group Executive of Fluid &
                                              Metering Technologies
Heath A. Mitts.........    36       1      Vice President-Corporate Finance
Frank J. Notaro........    43       9      Vice President-General Counsel and Secretary
Daniel J. Salliotte....    40       2      Vice President-Strategy and Business Development
Michael J. Yates.......    41       1      Vice President-Controller

     Mr. Kingsley was appointed Chairman of the Board by the Board of Directors, effective April 4, 2006. He was appointed to the position of President and Chief Executive Officer in March 2005. Prior to that, Mr. Kingsley was Chief Operating Officer since joining the Company in August 2004. Prior to joining IDEX, Mr. Kingsley served as Corporate Vice President and Group Executive responsible for the Sensors and Controls businesses at Danaher Corporation, an industrial and consumer products manufacturing company. During his tenure at Danaher, he served as President, Industrial Controls Group from April 2002 to July 2004 and as President, Motion Group, Special Purpose Systems from January 2001 to March 2002.

     Mr. Romeo has been Vice President and Chief Financial Officer of the Company since January 2004. Prior to joining IDEX, Mr. Romeo was Vice President-Chief Financial Officer of Honeywell Aerospace, a segment of Honeywell International, from August 2001 to January 2004.

     Ms. Bors has been Vice President-Human Resources of the Company since January 2003. Prior to joining IDEX, Ms. Bors was Vice President of People and Process Integration from December 2000 to December 2002 for Brunswick Corporation's Boat Group, a manufacturer of recreational boats.

     Mr. McMurray has been Vice President-Group Executive of Fluid & Metering Technologies since August 2003. Prior to that, Mr. McMurray was Vice President-Operational Excellence since October 2000.

     Mr. Mitts has been Vice President-Corporate Finance since September 2005. Prior to joining IDEX, Mr. Mitts was Chief Financial Officer of PerkinElmer's Asia operations, based out of Singapore, from February 2002 to September 2005. From February 2001 to February 2002, he was a finance leader for PerkinElmer's Telecom and Sensors business in Montreal, Canada.

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

     The Company's executive officers are elected at a meeting of the Board of Directors immediately following the annual meeting of stockholders, and they serve until the next annual meeting of the Board, or until their successors are duly elected.

PUBLIC FILINGS

     Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge at www.idexcorp.com as soon as reasonably practicable after being filed electronically with the SEC.

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

CHANGES IN U.S. OR INTERNATIONAL ECONOMIC CONDITIONS COULD ADVERSELY AFFECT THE PROFITABILITY OF ANY OF OUR BUSINESSES.

     In 2006, 55% of the Company's revenue was derived from domestic operations while 45% was international. The Company's largest markets include life sciences, fire and rescue, paint and coatings, refined fuels and gases and chemical processing. A slowdown in the economy and in particular any of these specific end markets could directly affect the Company's revenue stream and profitability.

POLITICAL CONDITIONS IN FOREIGN COUNTRIES IN WHICH WE OPERATE COULD ADVERSELY AFFECT OUR BUSINESS.

     In the year ended December 31, 2006, approximately 45% of our total sales were to customers outside the U.S. We expect international operations and export sales to continue to contribute to earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include the following:

     - possibility of unfavorable circumstances arising from host country laws or regulations;

     -    risks of economic instability;

     - currency exchange rate fluctuations and restrictions on currency repatriation;

     -    potential negative consequences from changes to taxation policies;

     -    the disruption of operations from labor and political disturbances;

     - changes in tariff and trade barriers and import or export licensing requirements; and,

     -    insurrection or war.

     We cannot predict the impact such future, largely unforeseeable events might have on the Company's operations.

INNOVATION IS A BIG DRIVER OF OUR REVENUE GROWTH. AN INABILITY TO CONTINUE TO DEVELOP NEW PRODUCTS CAN LIMIT THE COMPANY'S REVENUE AND PROFITABILITY.

     The Company's organic growth in 2006 and 2005 was 9% and 10%, respectively. Approximately 21% of our revenue was derived from new products developed over the past three years. Our ability to continue to grow organically is tied to our ability to continue to develop new products.

OUR GROWTH STRATEGY INCLUDES ACQUISITIONS AND WE MAY NOT BE ABLE TO MAKE ACQUISITIONS OF SUITABLE CANDIDATES OR INTEGRATE ACQUISITIONS SUCCESSFULLY.

     Our historical growth has depended, and our future growth is likely to continue to depend, in large part on our acquisition strategy and the successful integration of acquired businesses into our existing operations. We intend to continue to seek additional acquisition opportunities both to expand into new markets and to enhance our position in existing markets throughout the world. We cannot be assured, however, that we will be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain financing which may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, we cannot assure you that any acquisition, once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to our operations and cash flow.

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

THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE. THIS COMPETITION COULD LIMIT THE VOLUME OF PRODUCTS THAT WE SELL AND REDUCE OUR OPERATING MARGINS.

     Most of our products are sold in competitive markets. We believe that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, quality of post-sale support, timeliness of delivery, and effectiveness of our distribution channels. Maintaining and improving our competitive position will require continued investment by us in manufacturing, engineering, quality standards, marketing, customer service and support, and our distribution networks. We cannot be assured that we will be successful in maintaining our competitive position. Our competitors may develop products that are superior to our products, or may develop methods of more efficiently and effectively providing products and services or may adapt more quickly than us to new technologies or evolving customer requirements. Pricing pressures also could cause us to adjust the prices of certain of our products to stay competitive. We cannot be assured that we will be able to compete successfully with our existing competitors or with new competitors. Failure to continue competing successfully could adversely affect our business, financial condition, results of operations and cash flow.

WE ARE DEPENDENT ON THE AVAILABILITY OF RAW MATERIALS, PARTS AND COMPONENTS USED IN OUR PRODUCTS.

     While we manufacture many of the parts and components used in our products, we require substantial amounts of raw materials and purchase some parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, these raw materials or parts and components could materially affect our business, financial condition, results of operations and cash flow.

SIGNIFICANT MOVEMENTS IN FOREIGN CURRENCY EXCHANGE RATES MAY HARM OUR FINANCIAL RESULTS.

     We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the euro and the British pound. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. The impact from these foreign currency exchange rate fluctuations is, to a certain extent, mitigated through invoicing our customers in the same currency as the source of the products. For additional detail related to this risk, see Part II.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

AN UNFAVORABLE OUTCOME WITH REGARDS TO ANY OF OUR PENDING CONTINGENCIES OR LITIGATION COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

     We currently are involved in certain legal and regulatory proceedings and, as required and where it is reasonably possible to do so, have accrued our estimates of the probable costs for the resolution of these matters. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

WE COULD BE ADVERSELY AFFECTED BY RAPID CHANGES IN INTEREST RATES.

     Our profitability may be adversely affected during any period of an unexpected or rapid increase in interest rates. At December 31, 2006, we had $362.0 million of total debt outstanding, of which approximately 59% was priced at interest rates that float with the market. A 50-basis point increase in the interest rate on the floating rate debt would result in an approximate $1.1 million annualized increase in interest expense and decrease in cash flows. For additional detail related to this risk, see Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

OUR INTANGIBLE ASSETS ARE A SIGNIFICANT PORTION OF OUR TOTAL ASSETS AND A WRITE-OFF OF OUR INTANGIBLE ASSETS COULD CAUSE A MAJOR IMPACT ON THE COMPANY'S NET WORTH.

     Our total assets reflect substantial intangible assets, primarily goodwill and identifiable intangible assets. At December 31, 2006, goodwill and intangible assets totaled $912.6 million and $171.4 million, respectively. These intangible assets result from our acquisitions, representing the excess of cost over the fair value of the tangible assets we have acquired. Annually, or when certain events occur that require a more current valuation, we assess whether there has been an impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, we could reflect, under current applicable accounting rules, a non-cash charge to operating earnings for any impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets could have a material negative effect on our results of operations and total capitalization. As of December 31, 2006, we have determined that no impairment existed.

OUR BUSINESS COULD SUFFER IF WE ARE UNSUCCESSFUL IN NEGOTIATING NEW COLLECTIVE BARGAINING AGREEMENTS.

     As of December 31, 2006, we had 4,863 employees. Approximately 10% of our employees are represented by unions with various contracts expiring through November 2008. We cannot assure you that we will be successful in negotiating new collective bargaining agreements, or that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations. In addition, our closures of certain facilities may create the risk of strikes or work stoppages at those and other facilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 calendar year and that remain unresolved.

ITEM 2. PROPERTIES.

     The Company's principal plants and offices have an aggregate floor space area of approximately 3.2 million square feet, of which 2.2 million square feet (68%) are located in the U.S. and approximately 1.0 million square feet (32%) are located outside the U.S., primarily in Italy (7%), the U.K. (6%), Germany (7%) and The Netherlands (5%). These facilities are considered to be suitable and adequate for their operations. Management believes we can meet the expected demand increase over the near term with our existing facilities, especially given our mixed model lean initiatives that usually increase capacity. The Company's executive office occupies approximately 26,000 square feet of leased space in Northbrook, Illinois.

     Approximately 2.4 million square feet (75%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.3 million square feet (42%) of the principal plant and office floor area is held by business units in the Fluid & Metering Technologies Segment; 0.6 million square feet (17%) is held by business units in the Health & Science Technologies Segment; 0.5 million square feet (15%) is held by business units in the Dispensing Equipment Segment; and 0.7 million square feet (22%) is held by business units in the Fire & Safety/Diversified Products Segment.

ITEM 3. LEGAL PROCEEDINGS.

     IDEX and five of its subsidiaries have been named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. Such components were acquired from third party suppliers, and were not manufactured by any of our subsidiaries. To date, all of the Company's settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them.

     Claims have been filed in Alabama, California, Connecticut, Delaware, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and Wyoming. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for reasonable amounts. Only one case has been tried, resulting in a verdict for the Company's business unit.

     No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and IDEX currently does not believe the asbestos-related claims will have a material adverse effect on the Company's business or financial position.

     IDEX is also party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Information regarding the prices of, and dividends on, the Common Stock, and certain related matters, is incorporated herein by reference to "Shareholder Information" on the inner back cover of the 2006 Annual Report.

     The principal market for the Common Stock is the New York Stock Exchange, but the Common Stock is also listed on the Chicago Stock Exchange. As of February 15, 2007, Common Stock was held by approximately 6,700 shareholders and there were 53,823,941 shares of Common Stock outstanding, net of treasury shares.

     The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2006:

                                                             Total Number of     Maximum Number of
                                                           Shares Purchased as    Shares that May
                                                             Part of Publicly     Yet be Purchased
                        Total Number of    Average Price     Announced Plans      Under the Plans
       Period          Shares Purchased   Paid per Share     or Programs (1)      or Programs (1)
       ------          ----------------   --------------   -------------------   -----------------
October 1, 2006 to
   October 31, 2006           --                --                  --               2,240,250
November 1, 2006 to
   November 30, 2006          --                --                  --               2,240,250
December 1, 2006 to
   December 31, 2006          --                --                  --               2,240,250

(1) On October 20, 1998, IDEX's Board of Directors authorized the repurchase of up to 2.25 million shares of its common stock, either at market prices or on a negotiated basis as market conditions warrant.

     The following table compares total shareholder returns over the last five years to the Standard & Poor's (the "S&P") 500 Index, the S&P 600 Small Cap Industrial Machinery Index and the Russell 2000 Index assuming the value of the investment in IDEX Common Stock and each index was $100 on December 31, 2001. Total return values for IDEX Common Stock, the S&P 500 Index, S&P 600 Small Cap Industrial Machinery Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

                          Total Return To Shareholders
                      (Includes reinvestment of dividends)

                                                   Annual Return Percentage
                                                         Years Ending
                                     ----------------------------------------------------
Company / Index                      12/31/02   12/31/03   12/31/04   12/31/05   12/31/06
---------------                      --------   --------   --------   --------   --------
IDEX Corp                              -3.58      29.33      48.02      2.74       16.74
S&P 500 Index                         -22.10      28.68      10.88      4.91       15.79
S&P 600 Industrial Machinery Index     -4.25      36.18      28.39      9.20       20.77
Russell 2000 Index                    -20.48      47.25      18.33      4.55       18.37

                                                                   Indexed Returns
                                       Base                         Years Ending
                                      Period    ----------------------------------------------------
Company / Index                      12/31/01   12/31/02   12/31/03   12/31/04   12/31/05   12/31/06
---------------                      --------   --------   --------   --------   --------   --------
IDEX Corp                               100       96.42     124.70     184.58     189.64     221.38
S&P 500 Index                           100       77.90     100.25     111.15     116.61     135.03
S&P 600 Industrial Machinery Index      100       95.75     130.39     167.41     182.82     220.79
Russell 2000 Index                      100       79.52     117.09     138.55     144.86     171.47

ITEM 6. SELECTED FINANCIAL DATA.(1)

                                                            2006         2005         2004        2003       2002
                                                         ----------   ----------   ----------   --------   --------
RESULTS OF OPERATIONS
Net sales                                                $1,154,940   $1,011,253   $  901,072   $775,655   $718,710
Gross profit                                                477,407      413,967      363,390    305,403    279,965
SG&A expenses                                               260,201      232,935      214,092    191,914    173,505
Operating income                                            217,206      181,032      149,298    113,489    103,769
Other (income) expense --net                                 (1,040)        (557)         688       (949)        (7)
Interest expense                                             16,353       14,370       14,764     14,036     16,319
Provision for income taxes                                   68,171       58,644       47,511     35,664     31,060
Income from continuing operations                           133,722      108,575       86,335     64,738     56,397
Income/(loss) from discontinued operations, net of tax       12,949        1,228           71     (2,386)    (2,285)
Net income                                                  146,671      109,803       86,406     62,352     54,112
FINANCIAL POSITION
Current assets                                           $  417,908   $  350,971   $  265,122   $229,238   $227,207
Current liabilities                                         187,252      153,296      149,006    116,485    109,032
Working capital                                             230,656      197,675      116,116    112,753    118,175
Current ratio                                                   2.2          2.3          1.8        2.0        2.1
Capital expenditures                                         21,198       22,532       20,835     20,220     18,830
Depreciation and amortization                                29,956       26,254       27,557     26,261     26,259
Total assets                                              1,670,821    1,244,180    1,186,292    960,739    931,050
Total borrowings                                            361,980      160,043      225,317    176,546    241,051
Shareholders' equity                                        979,272      823,010      713,605    592,102    506,791
PERFORMANCE MEASURES
Percent of net sales:
   Gross profit                                                41.3%        40.9%        40.3%      39.4%      39.0%
   SG&A expenses                                               22.5         23.0         23.8       24.7       24.1
   Operating income                                            18.8         17.9         16.6       14.6       14.4
   Income before income taxes                                  17.5         16.5         14.9       12.9       12.2
   Income from continuing operations                           11.6         10.7          9.6        8.4        7.9
Effective tax rate                                             33.8         35.1         35.5       35.5       35.5
Return on average assets (2)                                    9.2          8.9          8.0        6.7        6.2
Borrowings as a percent of capitalization                      26.9         16.3         24.0       23.0       32.2
Return on average shareholders' equity (2)                     14.8         14.1         13.2       11.5       12.1
PER SHARE DATA(3)
Basic--income from continuing operations                 $     2.52   $     2.11   $     1.72   $   1.33   $   1.19
     --net income                                              2.77         2.14         1.73       1.28       1.14
Diluted--income from continuing operations                     2.48         2.06         1.68       1.30       1.16
       --net income                                            2.72         2.08         1.68       1.25       1.11
Cash dividends declared                                         .60          .48          .45        .37        .37
Shareholders' equity                                          18.24        15.59        14.04      11.97      10.40
Stock price--high                                             53.48        45.33        40.96      28.25      26.44
           --low                                              39.00        36.50        26.53      17.35      17.13
           --close                                            47.41        41.11        40.50      27.73      21.80
Price/earnings ratio at year end                                 19           20           24         22         20
OTHER DATA(3)
Employees at year end                                         4,863        4,263        4,232      3,689      3,863
Shareholders at year end                                      6,700        6,700        6,000      5,700      4,700
Shares outstanding (in 000s):
Weighted average--basic                                      53,018       51,392       50,073     48,795     47,504
                --diluted                                    53,984       52,720       51,348     49,973     48,725
At year end (net of treasury)                                53,697       52,794       50,821     49,479     48,716

(1)  For additional detail, see Notes to Consolidated Financial Statements in
     Part II. Item 8. Financial Statements and Supplementary Data.

(2)  Return calculated based on income from continuing operations.

(3) All share and per share data has been restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend in May 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     The "Historical Overview and Outlook" and the "Liquidity and Capital Resources" sections of this management's discussion and analysis of our operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as "anticipate," "estimate," "plans," "expects," "projects," "should," "will," "management believes," "the Company believes," "we believe," "the Company intends" and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries--all of which could have a material impact on our order rates and results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and we undertake no obligation to publicly update them to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

HISTORICAL OVERVIEW AND OUTLOOK

     IDEX Corporation ("IDEX", or the "Company") is an applied solutions company specializing in fluid and metering technologies, health and science technologies, dispensing equipment, and fire, safety and other diversified products built to its customers' specifications. Our products are sold in niche markets to a wide range of industries throughout the world. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where we do business and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are among the factors that influence the demand for our products.

     Effective in 2006, IDEX changed its reporting segments based on recent organizational and structural changes from three to four reportable segments. The new business structure reflects a more focused market strategy across all businesses. The Company's reporting segments are now: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment and Fire & Safety/Diversified Products. Historical business segment information has been updated to reflect this change in reporting segments.

     The Fluid & Metering Technologies Segment produces pumps, compressors, flow meters, and related controls for the movement of liquids and gases in a diverse range of end markets from industrial infrastructure to food and beverage. The Health & Science Technologies Segment produces a wide variety of small-scale, highly accurate pumps, valves, fittings and medical devices, as well as compressors used in medical, dental and industrial applications. The Dispensing Equipment Segment produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes, as well as refinishing equipment. The Fire & Safety/Diversified Products Segment produces firefighting pumps, rescue tools, lifting bags and other components and systems for the fire and rescue industry, as well as engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

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

     Some of our key 2006 financial highlights were as follows:

-    Orders were $1.18 billion, 16% higher than a year ago; base business orders
     - excluding acquisitions and foreign currency translation - were up 10%.

- Sales of $1.15 billion rose 14%; base business sales - excluding acquisitions and foreign currency translation - were up 9%.

- Gross margins improved 40 basis points to 41.3% of sales, while operating margins at 18.8% were 90 basis points higher than a year ago.

-    Income from continuing operations increased 23% to $133.7 million.

- Diluted EPS from continuing operations of $2.48 was 42 cents ahead of the same period of 2005.

-    Net income increased 34% to $146.7 million.

-    Diluted EPS of $2.72 was 64 cents ahead of the same period of 2005.

     In 2006, our business units again delivered very strong financial results. Organic sales growth was led by our Health & Science Technologies and Fluid & Metering Technologies businesses. We continue to complement our organic growth with strategic acquisitions and our businesses are well positioned in attractive product segments supported by strong underlying industry fundamentals. We enter 2007 well positioned for continued growth and are using all the tools at our disposal to drive revenues, profitability and cash generation. The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth above.

     We expect economic conditions to remain favorable as we continue to leverage rapid process improvement to meet customer needs, drive earnings and fund innovation to support our organic growth. As a short-cycle business, we are mindful that our financial performance is reliant on the current pace of incoming orders. Although we have limited visibility on future business conditions, we believe IDEX is well positioned for earnings expansion, based on our lower cost levels resulting from our operational excellence discipline, our investments in new products, applications and global markets, and our pursuit of strategic acquisitions to complement our longer-term profitable growth.

RESULTS OF OPERATIONS

     The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2006. For purposes of this discussion and analysis section, reference is made to the table on page 17 and the Consolidated Statements of Operations in
Part II. Item 8. Financial Statements and Supplementary Data on page 26.

     In the third quarter of 2006, IDEX sold Lubriquip, its lubricant dispensing business that operated as part of the Company's Dispensing Equipment segment, resulting in an after-tax gain of $16.7 million. Also in the third quarter, the Company determined that Halox, its chemical and electrochemical systems product line operating as part of Pulsafeeder in IDEX's Fluid & Metering Technologies segment, met the criteria to be classified as assets held for sale and a discontinued operation. As a result, the Company recorded a $6.2 million write-down ($4.1 million after-tax) of the carrying value of Halox to its estimated fair market value. Financial information for all periods presented has been restated to present the operating results of both Lubriquip and Halox as a discontinued operation.

PERFORMANCE IN 2006 COMPARED WITH 2005

     Orders, sales, net income and earnings per share were higher in 2006 compared with 2005. New orders in 2006 totaled $1,184.5 million and were 16% higher than the prior year. Excluding foreign currency translation and the impact of five acquisitions made since the beginning of 2006 (Airshore -January 2006; JUN-AIR - February 2006; Eastern Plastics - May 2006; Banjo - October 2006 and Toptech - December 2006), orders were 10% higher than a year ago.

     Sales in 2006 of $1,154.9 million were 14% higher than the $1,011.3 million recorded a year ago. Base business sales rose 9%, while acquisitions accounted for an improvement of 5%. Base business sales increased in all four of the Company's reporting segments. Domestic base sales were up over 8% versus the prior year, while base sales to international customers increased 9% in 2006. Sales to customers outside the U.S. represented 45% of total sales for both 2006 and 2005.

     In 2006, Fluid & Metering Technologies contributed 38% of sales and 36% of operating income; Health & Science Technologies accounted for 26% of sales and 24% of operating income; Dispensing Equipment accounted for 14% of sales and 15% of operating income; and Fire & Safety/Diversified Products represented 22% of sales and 25% of operating income.

     Fluid & Metering Technologies sales of $435.5 million in 2006 rose $52.4 million, or 14%, compared with 2005, reflecting 10% base business growth and an additional 4% impact related to the acquisitions of Banjo and Toptech. In 2006, base business sales grew approximately 10% domestically and over 9% internationally. Base business sales to customers outside the U.S. were approximately 42% of total segment sales for both 2006 and 2005.

     Health & Science Technologies sales of $304.9 million increased $69.4 million, or 29%, in 2006 compared with last year. The acquisition of JUN-AIR and EPI accounted for 16% of the increase while base business volume contributed 13%. In 2006, base business sales increased 8% domestically and 24% internationally. Base business sales to customers outside the U.S. were approximately 37% of total segment sales in 2006, compared with 33% in 2005.

     Dispensing Equipment sales of $159.8 million increased $1.7 million, or 1%, in 2006 compared with the prior year. Base domestic sales increased 5% compared with 2005, while base international sales decreased 1%. Base sales to customers outside the U.S. were 65% of total segment sales in 2006, down from 66% in 2005.

     Fire & Safety/Diversified Products sales of $260.1 million increased $21.1 million, or 9%, in 2006 compared with 2005. Base business activity increased 8%, while foreign currency translation accounted for 1%. In 2006, base sales increased 9% domestically, while base international sales increased 7%. Base business sales to customers outside the U.S. were 46% of total segment sales for both 2006 and 2005.

     Gross profit of $477.4 million in 2006 was $63.4 million, or 15%, higher than 2005. As a percent of sales, gross profit was 41.3% in 2006, which represented a 40 basis-point increase from 40.9% in 2005.

The improved gross profit margin is primarily attributable to strategic sourcing and other operational excellence initiatives.

     Selling, general and administrative (SG&A) expenses increased to $260.2 million in 2006 from $232.9 million in 2005. This increase reflects acquisitions, volume-related expenses, the implementation of Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share-Based Payment" and the reinvestment in the business to drive organic growth. As a percent of net sales, SG&A expenses were 22.5%, an improvement of 50 basis points compared with the 23.0% achieved in 2005.

     Operating income increased $36.2 million, or 20%, to $217.2 million in 2006 from $181.0 million in 2005, primarily due to higher 2006 gross profit, offset by increased SG&A expenses. Operating margins in 2006 were 18.8% of sales, an improvement of 90 basis points compared with the 17.9% achieved in 2005.

     In the Fluid & Metering Technologies segment, operating income of $89.9 million and operating margins of 20.6% in 2006 were up from the $72.6 million and 18.9% recorded in 2005 principally due to volume and the impact of our operational excellence initiatives. Operating income for the Health & Science Technologies segment of $58.2 million was up from the $43.1 million recorded in 2005 principally due to volume. Operating margins for Health & Science Technologies of 19.1% in 2006 were up from 18.3% in 2005. Operating income for the Dispensing Equipment segment of $38.0 million was up slightly from the $37.8 million recorded in 2005. Operating margins for Dispensing Equipment of 23.8% in 2006 were down slightly from 23.9% in 2005, primarily due to product mix. Operating income in the Fire & Safety/Diversified Products segment of $62.7 million was higher than the $56.6 million recorded in 2005, primarily due to increased volume. Operating margins within Fire & Safety/Diversified Products of 24.1% in 2006 was up from 23.7% in 2005, primarily due to product mix.

COMPANY AND BUSINESS SEGMENT FINANCIAL INFORMATION (DOLLARS IN THOUSANDS)

FOR THE YEARS ENDED DECEMBER 31,          2006(1)       2005         2004
--------------------------------        ----------   ----------   ----------
Fluid & Metering Technologies
   Net sales (2).....................   $  435,532   $  383,163   $  352,153
   Operating income (3)..............       89,899       72,596       62,316
   Operating margin (3)..............         20.6%        18.9%        17.7%
   Identifiable assets...............   $  613,203   $  307,838   $  303,805
   Depreciation and amortization.....       10,524        9,824   $    9,541
   Capital expenditures..............        5,487        8,204       10,693
Health & Science Technologies
   Net sales (2).....................   $  304,892   $  235,499   $  188,292
   Operating income (3)..............       58,229       43,133       32,155
   Operating margin (3)..............         19.1%        18.3%        17.1%
   Identifiable assets...............   $  520,991   $  391,991   $  383,221
   Depreciation and amortization.....        9,043        5,917        6,859
   Capital expenditures..............        4,726        5,525        3,190
Dispensing Equipment
   Net sales (2).....................   $  159,794   $  158,111   $  145,091
   Operating income (3)..............       38,021       37,772       32,435
   Operating margin (3)..............         23.8%        23.9%        22.4%
   Identifiable assets...............   $  217,081   $  196,157   $  205,665
   Depreciation and amortization.....        3,861        4,376        4,590
   Capital expenditures..............        2,362        3,383        2,588
Fire & Safety/Diversified Products
   Net sales (2).....................   $  260,080   $  238,992   $  219,006
   Operating income (3)..............       62,664       56,593       47,052
   Operating margin (3)..............         24.1%        23.7%        21.5%
   Identifiable assets...............   $  306,400   $  256,632   $  246,435

   Depreciation and amortization.....        6,086        5,712        6,023
   Capital expenditures..............        6,060        4,365        3,208
Company
   Net sales.........................   $1,154,940   $1,011,253   $  901,072
   Operating income..................      217,206      181,032      149,298
   Operating margin..................         18.8%        17.9%        16.6%
   Identifiable assets...............   $1,670,821   $1,244,180   $1,186,292
   Depreciation and amortization.....       29,956       26,254       27,557
   Capital expenditures..............       21,198       22,532       20,835

(1)  Data includes acquisition of Banjo (October 2006) and Toptech (December
     2006) in the Fluid & Metering Technologies segment; JUN-AIR (February 2006) and Eastern Plastics (May 2006) in the Health & Sciences Technologies segment; and Airshore (January 2006) in the Fire & Safety/Diversified Products segment from the dates of acquisition.

(2)  Segment net sales include intersegment sales.

(3) Segment operating income and margin excludes unallocated corporate operating expenses.

     Other income of $1.0 million in 2006 was $.4 million higher than the $.6 million in 2005. In 2006, we benefited from an increase in interest income, partially offset by unfavorable foreign currency translation.

     Interest expense increased to $16.4 million in 2006 from $14.4 million in 2005. The increase was principally due to higher debt levels as a result of acquisitions and higher interest rates.

     The provision for income taxes increased to $68.2 million in 2006 from $58.6 million in 2005. The effective tax rate decreased to 33.8% in 2006 from 35.1% in 2005, due to changes in the mix of global pre-tax income among taxing jurisdictions.

     Income from continuing operations for 2006 was $133.7 million, 23% higher than the $108.6 million earned in 2005. Diluted earnings per share from continuing operations for 2006 of $2.48 increased $0.42, or 20%, compared with the same period of 2005.

     Net income for 2006 was $146.7 million, 34% higher than the $109.8 million earned in the same period of 2005. Diluted earnings per share in 2006 of $2.72, which included $.24 from discontinued operations, increased $0.64, or 31%, compared with the same period last year.

PERFORMANCE IN 2005 COMPARED WITH 2004

     Orders, sales, net income and earnings per share were higher in 2005 compared with 2004. New orders in 2005 totaled $1,024.7 million and were 12% higher than the prior year. Excluding foreign currency translation and the impact of acquisitions, orders were 9% higher than a year ago.

     Sales in 2005 of $1,011.3 million were 12% higher than the $901.1 million recorded a year ago. Base business sales rose 10%, while acquisitions accounted for an improvement of 2%. Base business sales increased in all four of the Company's reporting segments. Domestic base sales were up 12% over the prior year, while base sales to international customers increased 7% in 2005. Base sales to international customers represented approximately 45% of total sales for both 2005 and 2004.

     In 2005, Fluid & Metering Technologies contributed 38% of sales and 35% of the operating income; Health & Science Technologies accounted for 23% of sales and 20% of operating income; Dispensing Equipment accounted for 16% of sales and 18% of operating income; and Fire & Safety/Diversified Products represented 23% of sales and 27% of operating income.

     Fluid & Metering Technologies sales of $383.2 million in 2005 rose $31.0 million, or 9%, compared with 2004, with the increase almost entirely due to base business growth. In 2005, base business sales grew approximately 7% domestically and 9% internationally. Base business sales to customers outside the U.S. were approximately 42% of total segment sales during 2005, compared with 40% in 2004.

     Health & Science Technologies sales of $235.5 million increased $47.2 million, or 25%, in 2005 compared with 2004. Base business volume contributed 15% of the increase, while the acquisitions of Scivex and Systec in 2004 accounted for the remaining 10%. In 2005, base business sales increased 20% domestically and 4% internationally. Base business sales to customers outside the U.S. were approximately 33% of total sales for both 2005 and 2004.

     Dispensing Equipment sales of $158.1 million increased $13.0 million, or 9%, in 2005 compared with 2004, due to a 7% increase in base business activity and a favorable foreign currency translation of 2%. Base domestic sales increased 21% compared with 2004, while base international sales increased 1%. Base sales to customers outside the U.S. were approximately 66% of total segment sales in 2005, down from 69% in 2004.

     Fire & Safety/Diversified Products sales of $239.0 million increased $20.0 million, or 9%, in 2005 compared with 2004. Base business activity drove the 9% increase in sales. In 2005, base sales increased 8% domestically, while base international sales increased 11%. Base business sales to customers outside the U.S. were approximately 46% of total segment sales in 2005, up from 45% in 2004.

     Gross profit of $414.0 million in 2005 was $50.6 million, or 14%, higher than 2004. As a percent of sales, gross profit was 40.9% in 2005, which represented a 60 basis-point increase from 40.3% in 2004. The higher gross profit margin primarily reflects volume leverage and global sourcing and operational excellence initiatives.

     SG&A expenses increased $18.8 million, or 9%, to $232.9 million in 2005 from $214.1 million in 2004. This increase reflects the deliberate reinvestment in the business to drive long-term growth, volume-related expenses and acquisitions. As a percent of net sales, SG&A expenses were 23.0%, an improvement of 70 basis points compared with the 23.7% achieved in 2004.

     Operating income increased $31.7 million, or 21%, to $181.0 million in 2005 from $149.3 million in 2004, primarily due to higher 2005 gross profit, offset by increased SG&A expenses. Operating margins in 2005 were 17.9% of sales, an improvement of 130 basis points compared with the 16.6% achieved in 2004.

     In the Fluid & Metering Technologies segment, operating income of $72.6 million and operating margins of 18.9% in 2005 were up from the $62.3 million and 17.7% recorded in 2004, principally due to volume and the impact of operational excellence initiatives. Operating income for the Health & Science Technologies segment of $43.1 million was up from the $32.2 million recorded in 2004, principally due to volume. Operating margins within the Health & Science Technologies segment of 18.3% in 2005 were up from 17.1% in 2004, primarily due to volume leverage. Operating income for the Dispensing Equipment segment of $37.8 million was up from the $32.4 million recorded in 2004, mainly due to volume and the impact of operational excellence initiatives. Operating margins within Dispensing Equipment of 23.9% in 2005 were up from 22.4% in 2004, primarily due to volume leverage and product mix. Operating income in the Fire & Safety/Diversified Products segment of $56.6 million was higher than $47.1 million recorded in 2004, primarily due to increased volume. Operating margins for Fire & Safety/Diversified Products of 23.7% in 2005 were up from the 21.5% in 2004, primarily due to volume leverage and the impact of operational excellence initiatives.

     Other income of $.6 million in 2005 was $1.3 million higher than $.7 million of other expense in 2004, due to foreign currency exchange gains in 2005. Additionally, in 2004, hurricane-related costs were incurred at one of our business units, as well as certain costs associated with the refinancing of the credit facility.

     Interest expense decreased to $14.4 million in 2005 from $14.8 million in 2004. The decrease was principally due to lower debt levels resulting from debt paydowns, partially offset by higher interest rates.

     The provision for income taxes increased to $58.6 million in 2005 from $47.5 million in 2004. The effective tax rate decreased to 35.1% in 2005 from 35.5% in 2004, due to a favorable impact from foreign tax credits and the additional benefit realized from the deduction for income from qualified domestic production activity, partially offset by a reduction in research and development credits.

     Income from continuing operations for 2005 was $108.6 million, 26% higher than the $86.3 million earned in the same period of 2004. Diluted earnings per share from continuing operations in 2005 of $2.06 increased $0.38, or 23%, compared with the same period of 2004.

     Net income for 2005 was $109.8 million, 27% higher than the $86.4 million earned in the same period of 2004. Diluted earnings per share in 2005 of $2.08, which included $.02 from discontinued operations, increased $0.40, or 24%, compared with the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2006, working capital was $230.7 million and the Company's current ratio was 2.2 to 1. Cash flows from operating activities of continuing operations increased $17.2 million, or 12%, to $160.1 million in 2006 mainly due to the improved operating results discussed above.

     Cash flows from continuing operations were more than adequate to fund capital expenditures of $21.2 million and $22.5 million in 2006 and 2005, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

     The Company acquired Airshore in January 2006 for cash consideration of $12.6 million, JUN-AIR in February 2006 for cash consideration of $15.3 million and the assumption of approximately $7.1 million in debt, Eastern Plastics in May 2006 for cash consideration of $92.4 million, Banjo in October 2006 for a purchase price of $184.5 million, primarily financed by borrowings under the Company's credit facilities and Toptech in December 2006 for a purchase price of $55.0 million, primarily financed by borrowings under the Company's credit facilities.

     In addition to the $150.0 million of 6.875% Senior Notes ("Senior Notes") due February 15, 2008, the Company has a $600.0 million domestic, multi-currency bank revolving credit facility ("Credit Facility"), which expires December 21, 2011. With $194.0 million outstanding under the facility at December 31, 2006 and outstanding letters of credit totaling $5.3 million, the maximum amount available under the Credit Facility was $400.7 million. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate or, at the Company's election, at LIBOR plus an applicable margin. The applicable margin is based on the credit rating of our Senior Notes, and can range from 24 basis points to 50 basis points. Based on the Company's BBB rating at December 31, 2006, the applicable margin was 40 basis points. We also pay an annual fee of 10 basis points on the total Credit Facility.

     There are two financial covenants that the Company is required to maintain. As defined in the agreement, the minimum interest coverage ratio (operating cash flow to interest) is 3.0 to 1 and the maximum leverage ratio (outstanding debt to operating cash flow) is 3.25 to 1. At December 31, 2006, the Company was in compliance with both of these financial covenants.

     We also have a one-year, renewable $30.0 million demand line of credit ("Short-Term Facility"), which expires on December 12, 2007. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At December 31, 2006, there were no borrowings outstanding under this facility.

     We believe the Company will generate sufficient cash flow from operations for the next 12 months to meet its operating requirements, interest on all borrowings, required debt repayments, any authorized share repurchases, planned capital expenditures, and annual dividend payments to holders of common stock. The Company is currently in the process of evaluating its options related to the Senior Notes due February 15, 2008, including the potential use of its Credit Facility. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, we may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term borrowings.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

     Our contractual obligations and commercial commitments include rental payments under operating leases, payments under capital leases, and other long-term obligations arising in the ordinary course of business. There are no identifiable events or uncertainties, including the lowering of our credit rating that would accelerate payment or maturity of any of these commitments or obligations. The Company also has obligations with respect to its pension and postretirement medical benefit plans, which are not included in the table below. See Note 13 of the Notes to Consolidated Financial Statements in Part II. Item
8. Financial Statements and Supplementary Data.

     The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2006, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional detail regarding these obligations are provided in the Notes to Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data, as referenced in the table:

                                                    LESS                            MORE
PAYMENTS DUE BY PERIOD                              THAN       1-3       3-5        THAN
(IN THOUSANDS)                           TOTAL     1 YEAR     YEARS     YEARS     5 YEARS
----------------------                 --------   -------   --------   --------   -------
Borrowings (Note 4)(1)                 $432,552   $30,778   $181,850   $218,239    $1,685
Operating lease commitments (Note 5)     16,422     5,870      7,609      1,627     1,316
Capital lease obligations(2)              6,412       802      1,578      1,302     2,730
Purchase obligations(3)                  49,433    47,918      1,495         20        --
                                       --------   -------   --------   --------    ------
Total contractual obligations(4)       $504,819   $85,368   $192,532   $221,188    $5,731
                                       ========   =======   ========   ========    ======

(1) Includes interest payments based on contractual terms and current interest rates for variable debt.

(2)  Comprised primarily of property leases.

(3)  Comprised primarily of inventory commitments.

(4) Comprised of liabilities recorded on the balance sheet of $366,351, and obligations not recorded on the balance sheet of $138,468.

CRITICAL ACCOUNTING POLICIES

     We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Notes to Consolidated Financial Statements in Part II.
Item 8. Financial Statements and Supplementary Data.

     Revenue recognition--We primarily recognize revenue from product sales when title passes and the risks of ownership have passed to the customer. Our customary terms are FOB shipping point. Based on our historical experience, we estimate and record provisions for sales returns and sales allowances in the period the related products are sold. To the extent actual results differ from these estimated amounts, results could be adversely affected.

     Share-based Compensation--Effective January 1, 2006, the Company adopted SFAS No. 123 (R), which is a new critical accounting policy that the Company believes is important to aid in understanding the financial results for 2006. Under SFAS No. 123 (R), the Company uses the Binomial lattice option-pricing model to determine the fair value of options. The Binomial lattice option-pricing model incorporates certain assumptions, such as the expected volatility, risk-free interest rate, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. As a result, share based compensation expense, as calculated and recorded under SFAS No. 123 (R), could have been impacted if other assumptions were used. Furthermore, if the Company used different assumptions in future periods, stock-based compensation expense could be impacted in future periods. We use an independent third party to assist in determining these assumptions. See Note 12 of Notes to Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data for additional information.

     Inventory--The Company states inventory at the lower of cost or market. Cost includes material, labor and overhead and is determined by the last-in, first-out basis or first-in, first-out basis. We make adjustments to reduce the cost of inventory to its net realizable value, if required, at the reporting unit level for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include changes in market demand, product life cycle and engineering changes.

     Long - Lived Assets and Goodwill--The Company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. An impairment of a long-lived asset exists when the asset's carrying amount exceeds its fair value, and is recorded when the carrying amount is not recoverable through future operations. A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and intangible asset balances is required annually. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair market value of the related assets.

     Income taxes--The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities based on currently enacted tax laws. The Company's tax balances are based on management's interpretation of the tax regulations and rulings in numerous taxing jurisdictions. Future tax authority rulings and changes in tax laws and future tax planning strategies could affect the actual effective tax rate and tax balances recorded by the Company.

     Contingencies and litigation--We are currently involved in certain legal and regulatory proceedings and, as required and where it is reasonably possible to do so, have accrued our estimates of the probable costs for the resolution of these matters. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future operating results for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

     Defined benefit retirement plans--The plan obligations and related assets of defined benefit retirement plans are presented in Note 13 of the Notes to Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by consulting with actuaries using a number of assumptions provided by the Company. Key assumptions in measuring the plan obligations include the discount rate at which the obligations could be effectively settled and the anticipated rate of future salary increases. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases, and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of SFAS No. 109." This interpretation clarifies the accounting and disclosure for uncertain income tax positions relating to the uncertainty about whether a tax return position will ultimately be sustained by the respective tax authorities. This interpretation is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007, and does not require any new fair value measurements. Management is currently evaluating the requirements of SFAS No. 157, and has not yet determined the impact on the consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement amends certain requirements of SFAS Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires two major changes to accounting for defined benefit and other postretirement plans, with two different effective dates. The first requirement of SFAS No. 158, which the Company adopted as of December 31, 2006, requires the recognition of the over funded or under funded status of a defined benefit postretirement plan as an asset or a liability in the balance sheet, with changes in the funded status recorded through comprehensive income in the year in which those changes occur. The impact of the Company's adoption of SFAS No. 158 is more fully described in Note 13 of the Notes to Consolidated Financial Statements in Part
II. Item 8. Financial Statements and Supplementary Data.

     The second requirement of SFAS No. 158, which is effective for the Company as of December 31, 2008, requires that the funded status be measured as of an entity's year-end balance sheet date rather than as of an earlier date as currently permitted. The Company currently uses a measurement date of September 30 for the majority of its non-U.S. defined benefit pension and postretirement plans.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact this pronouncement may have on its results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the $362.0 million of total debt outstanding at December 31, 2006. Approximately 59% of the debt is priced at interest rates that float with the market. A 50-basis point movement in the interest rate on the floating rate debt would result in an approximate $1.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed-rate debt.

     A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior corporate officers. Typically, the use of derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. As of December 31, 2006, the Company did not have any derivative instruments outstanding.

     Our foreign currency exchange rate risk is limited principally to the euro and British pound. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of our products. As a result, the Company's exposure to any movement in foreign currency exchange rates is immaterial to the Consolidated Statements of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                IDEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       AS OF DECEMBER 31
                                                                    -----------------------
                                                                       2006         2005
                                                                    ----------   ----------
ASSETS
Current assets
   Cash and cash equivalents ....................................   $   77,941   $   77,201
   Receivables - net ............................................      166,485      129,428
   Inventories ..................................................      160,687      123,281
   Assets held for sale .........................................          829       10,099
   Other current assets .........................................       11,966       10,962
                                                                    ----------   ----------
      Total current assets ......................................      417,908      350,971
Property, plant and equipment - net .............................      165,949      142,485
Goodwill ........................................................      912,600      691,399
Intangible assets - net .........................................      171,363       28,615
Other noncurrent assets .........................................        3,001       30,710
                                                                    ----------   ----------
      Total assets ..............................................   $1,670,821   $1,244,180
                                                                    ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts payable .......................................   $   75,444   $   66,859
   Accrued expenses .............................................       95,170       72,180
   Short-term borrowings ........................................        8,210        3,144
   Liabilities held for sale ....................................          373        4,792
   Dividends payable ............................................        8,055        6,321
                                                                    ----------   ----------
      Total current liabilities .................................      187,252      153,296
Long-term borrowings ............................................      353,770      156,899
Deferred income taxes ...........................................      100,316       64,650
Other noncurrent liabilities ....................................       50,211       46,325
                                                                    ----------   ----------
      Total liabilities .........................................      691,549      421,170
                                                                    ----------   ----------
Commitments and contingencies (Note 5)

Shareholders' equity

   Preferred stock:
      Authorized: 5,000,000 shares, $.01 per share par value ....           --           --
   Common stock:
      Authorized: 150,000,000 shares, $.01 per share par value
         Issued: 53,779,414 shares at December 31, 2006 and
         52,857,059 shares at December 31, 2005 .................          538          529
   Additional paid-in capital ...................................      326,968      290,428
   Retained earnings ............................................      638,579      524,035
   Pension liability adjustments ................................      (26,309)      (5,884)
   Cumulative translation adjustment ............................       52,295       25,160
   Treasury stock at cost: 82,255 shares at December 31, 2006 and
      63,318 shares at December 31, 2005 ........................       (3,248)      (2,361)
   Unearned compensation ........................................       (9,551)      (8,897)
                                                                    ----------   ----------
      Total shareholders' equity ................................      979,272      823,010
                                                                    ----------   ----------
      Total liabilities and shareholders' equity ................   $1,670,821   $1,244,180
                                                                    ==========   ==========

                 See Notes to Consolidated Financial Statements.

                                IDEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2006         2005        2004
                                                             ----------   ----------   --------
Net sales ................................................   $1,154,940   $1,011,253   $901,072
Cost of sales ............................................      677,533      597,286    537,682
                                                             ----------   ----------   --------
Gross profit .............................................      477,407      413,967    363,390
Selling, general and administrative expenses .............      260,201      232,935    214,092
                                                             ----------   ----------   --------
Operating income .........................................      217,206      181,032    149,298
Other (income) expense - net .............................       (1,040)        (557)       688
Interest expense .........................................       16,353       14,370     14,764
                                                             ----------   ----------   --------
Income from continuing operations before income taxes ....      201,893      167,219    133,846
Provision for income taxes ...............................       68,171       58,644     47,511
                                                             ----------   ----------   --------
Income from continuing operations ........................      133,722      108,575     86,335
Income from discontinued operations, net of tax ..........          294        1,228         71
Net gain on sale of discontinued operations, net of tax ..       12,655           --         --
                                                             ----------   ----------   --------
Income from discontinued operations, net of tax ..........       12,949        1,228         71
                                                             ----------   ----------   --------
Net income ...............................................   $  146,671   $  109,803   $ 86,406
                                                             ==========   ==========   ========
Basic earnings per common share:
Continuing operations ....................................   $     2.52   $     2.11   $   1.72
Discontinued operations ..................................         0.25         0.03       0.01
                                                             ----------   ----------   --------
Net income ...............................................   $     2.77   $     2.14   $   1.73
                                                             ==========   ==========   ========
Diluted earnings per common share:
Continuing operations ....................................   $     2.48   $     2.06   $   1.68
Discontinued operations ..................................         0.24         0.02         --
                                                             ----------   ----------   --------
Net income ...............................................   $     2.72   $     2.08   $   1.68
                                                             ==========   ==========   ========
Share data:
Basic weighted average common shares outstanding .........       53,018       51,392     50,073
Diluted weighted average common shares outstanding .......       53,984       52,720     51,348

                 See Notes to Consolidated Financial Statements.

                                IDEX CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     COMMON
                                      STOCK
                                       AND
                                   ADDITIONAL                PENSION      CUMULATIVE                                 TOTAL
                                     PAID-IN    RETAINED    LIABILITY    TRANSLATION   TREASURY     UNEARNED     SHAREHOLDERS'
                                     CAPITAL    EARNINGS   ADJUSTMENTS    ADJUSTMENT     STOCK    COMPENSATION       EQUITY
                                   ----------   --------   -----------   -----------   --------   ------------   -------------
BALANCE, JANUARY 1, 2004            $198,496    $375,629    $(12,481)     $ 35,892     $(2,903)     $(2,531)       $592,102
                                    --------    --------    --------      --------     -------      -------        --------
Net income                                        86,406                                                             86,406
Other comprehensive income,
   net of tax
   Cumulative translation
      adjustment                                                            17,154                                   17,154
   Minimum pension adjustment                                  7,837                                                  7,837
                                                                                                                   --------
      Other comprehensive income                                                                                     24,991
                                                                                                                   --------
      Comprehensive income                                                                                          111,397
                                                                                                                   --------
Issuance of 1,238,247 shares
   of common stock
   from exercise of stock
   options and deferred
   compensation plans                 31,997                                                                         31,997
Issuance of 145,000 shares of
   restricted common stock             4,371                                                         (4,371)             --
Amortization of restricted
   common stock award                                                                                 2,313           2,313
Restricted shares surrendered
   for tax withholdings                                                                 (1,306)                      (1,306)
Cash dividends declared--$.45
   per common share outstanding                  (22,898)                                                           (22,898)
                                    --------    --------    --------      --------     -------      -------        --------
BALANCE, DECEMBER 31, 2004           234,864     439,137      (4,644)       53,046      (4,209)      (4,589)        713,605
                                    --------    --------    --------      --------     -------      -------        --------
Net income                                       109,803                                                            109,803
Other comprehensive income,
   net of tax
   Cumulative translation
      adjustment                                                           (27,886)                                 (27,886)
   Minimum pension adjustment                                 (1,240)                                                (1,240)
                                                                                                                   --------
      Other comprehensive loss                                                                                      (29,126)
                                                                                                                   --------
      Comprehensive income                                                                                           80,677
                                                                                                                   --------
Issuance of 1,848,340 shares
   of common stock
   from exercise of stock
   options and deferred
   compensation plans                 52,683                                                                         52,683
Issuance of 176,150 shares of
   restricted common stock             3,410                                             3,735       (7,145)             --
Amortization of restricted
   common stock award                                                                                 2,837           2,837
Restricted shares surrendered
   for tax withholdings                                                                 (1,887)                      (1,887)
Cash dividends declared--$.48
   per common share outstanding                  (24,905)                                                           (24,905)

                                    --------    --------    --------      --------     -------      -------        --------
BALANCE, DECEMBER 31, 2005           290,957     524,035      (5,884)       25,160      (2,361)      (8,897)        823,010
                                    --------    --------    --------      --------     -------      -------        --------
Net income                                       146,671                                                            146,671
Other comprehensive income,
   net of tax
   Cumulative translation
      adjustment                                                            27,135                                   27,135
   Minimum pension adjustment                                    707                                                    707
Adjustment for adoption of
   SFAS No. 158                                              (21,132)                                               (21,132)
                                                                                                                   --------
   Other comprehensive income                                                                                         6,710
                                                                                                                   --------
      Comprehensive income                                                                                          153,381
                                                                                                                   --------
Issuance of 857,990 shares of
   common stock
   from exercise of stock
   options and deferred
   compensation plans                 32,797                                                                         32,797
Issuance of 74,310 shares of
   restricted common stock             3,752                                                         (3,752)             --
Amortization of restricted
   common stock award                                                                                 3,098           3,098
Restricted shares surrendered
   for tax withholdings                                                                   (887)                        (887)
Cash dividends declared--$.60
   per common share outstanding                  (32,127)                                                           (32,127)
                                    --------    --------    --------      --------     -------      -------        --------
BALANCE, DECEMBER 31, 2006          $327,506    $638,579    $(26,309)     $ 52,295     $(3,248)     $(9,551)       $979,272
                                    --------    --------    --------      --------     -------      -------        --------

                 See Notes to Consolidated Financial Statements.

                                IDEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                FOR THE YEARS ENDED DECEMBER 31
                                                                               --------------------------------
                                                                                  2006       2005        2004
                                                                               ---------   --------   ---------
Cash flows from operating activities of continuing operations
Net income .................................................................   $ 146,671   $109,803   $  86,406
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Income from discontinued operations .....................................        (294)    (1,228)        (71)
   Gain on sale of business ................................................     (12,655)        --          --
   Gain on sale of fixed assets ............................................      (1,435)        --          --
   Depreciation and amortization ...........................................      25,825     25,546      26,935
   Amortization of intangible assets .......................................       4,131        708         622
   Amortization of debt issuance expenses ..................................         456        686         580
   Stock-based compensation expense ........................................      10,698      2,837       2,313
   Deferred income taxes ...................................................       1,313      4,316      10,782
   Excess tax benefit from stock-based compensation ........................      (5,792)        --          --
   Changes in (net of the effect from acquisitions):
      Receivables ..........................................................     (14,421)   (18,222)     (5,336)
      Inventories ..........................................................      (7,203)    (3,344)     (9,166)
      Trade accounts payable ...............................................        (724)        38      11,225
      Accrued expenses .....................................................      15,837     21,628      16,104
   Other - net .............................................................      (2,289)       145         144
                                                                               ---------   --------   ---------
      Net cash flows from operating activities of continuing operations ....     160,118    142,913     140,538

Cash flows from investing activities of continuing operations
   Additions to property, plant and equipment ..............................     (21,198)   (22,532)    (20,835)
   Acquisition of businesses, net of cash acquired .........................    (359,844)    (1,191)   (170,983)
   Proceeds from the sale of discontinued business .........................      30,579         --          --
   Proceeds from fixed assets disposals ....................................       3,761         86          --
   Other - net .............................................................      (1,153)        --         527
                                                                               ---------   --------   ---------
      Net cash flows from investing activities of continuing operations ....    (347,855)   (23,637)   (191,291)

Cash flows from financing activities of continuing operations
   Borrowings under credit facilities for acquisitions .....................     285,000         --     170,983
   Net repayments under credit facilities ..................................     (91,000)   (60,067)   (124,953)
   Net borrowings (repayments) of other long-term debt .....................        (481)    (1,709)      1,665
   Dividends paid ..........................................................     (30,393)   (24,689)    (21,415)
   Distributions from discontinued operations ..............................          80      1,438       2,306
   Proceeds from stock option exercises ....................................      17,214     37,503      22,848
   Excess tax benefit from stock-based compensation ........................       5,792         --          --
   Other - net .............................................................      (1,779)    (1,887)     (1,148)
                                                                               ---------   --------   ---------
      Net cash flows from financing activities of continuing operations ....     184,433    (49,411)     50,286

Cash flows from discontinued operations
   Net cash provided by operating activities of discontinued operations ....        (101)     1,975       2,526
   Net cash used in investing activities of discontinued operations ........        (321)      (462)       (211)
   Net cash used in financing activities of discontinued operations ........         335     (1,438)     (2,306)
                                                                               ---------   --------   ---------
      Net cash flows from discontinued operations ..........................         (87)        75           9

Effect of exchange rate changes on cash and cash equivalents ...............       4,044         76        (820)
                                                                               ---------   --------   ---------
Net increase (decrease) in cash ............................................         653     70,016      (1,278)
Cash and cash equivalents at beginning of year .............................      77,290      7,274       8,552
                                                                               ---------   --------   ---------
Cash and cash equivalents at end of period .................................      77,943     77,290       7,274
                                                                               ---------   --------   ---------

Less-cash at end of period-discontinued operations .........................           2         89          14
                                                                               ---------   --------   ---------
Cash and cash equivalents at end of period-continuing operations ...........   $  77,941   $ 77,201   $   7,260
                                                                               =========   ========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for:
      Interest .............................................................   $  15,605   $ 13,953   $  14,022
      Income taxes .........................................................      61,896     35,916      23,617
   Significant non-cash activities:
      Issuance of restricted stock .........................................   $   3,753   $  7,145   $   4,371
      Debt acquired with acquisition of business ...........................       7,102         --          --
      Capital expenditures included in accounts payable ....................         640         --          --


                 See Notes to Consolidated Financial Statements.

1.   SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     IDEX Corporation ("IDEX" or the "Company") is an applied solutions company specializing in fluid and metering technologies, health and science technologies, dispensing equipment, and fire, safety and other diversified products built to its customers' specifications. Its products are sold in niche markets to a wide range of industries throughout the world. Its products include industrial pumps, compressors, flow meters, injectors and valves, and related controls for use in a wide variety of process applications; precision fluidics solutions, including pumps, valves, degassing equipment, corrective tubing, fittings, and complex manifolds, as well as specialty medical equipment and devices used in life science applications; precision-engineered equipment for dispensing, metering and mixing paints, and personal care products; refinishing equipment; and engineered products for industrial and commercial markets, including fire and rescue, transportation equipment, oil and gas, electronics, and communications. These activities are grouped into four business segments:
Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment, and Fire & Safety/Diversified Products.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the Company and its subsidiaries. Significant intercompany transactions and accounts have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are sales returns and allowances, inventory, goodwill and intangible assets, income taxes, contingencies and litigation, and defined benefit retirement plans.

REVENUE RECOGNITION

     IDEX recognizes revenue from product sales when title passes and the risks of ownership have passed to the customer. Customary terms are FOB shipping point. Based on its historical experience, the Company estimates and records provisions for sales returns and sales allowances in the period that the related products are sold.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three or fewer months to be cash and cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost--which includes material, labor and factory overhead--is determined on the first-in, first-out basis or the last-in, first-out basis. A reserve for excess inventory is recorded for inventory on hand in excess of anticipated or historical usage. An obsolescence reserve is recorded for inventory made obsolete by marketplace, product or engineering changes.

GOODWILL AND INTANGIBLE ASSETS

     The Company reviews the carrying value of goodwill and intangible assets in the fourth quarter of each year, or upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Company evaluates the recoverability of each of these assets based on the estimated market value of each business unit and the estimated future cash flows from each of the business units.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the projected undiscounted future cash flows generated by their use. Impaired assets are recorded at their estimated fair value.

BORROWING EXPENSES

     Expenses incurred in securing and issuing debt are amortized over the life of the related borrowing and are included in interest expense in the Consolidated Statements of Operations.

EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents and unvested restricted stock (diluted) outstanding during the year. Common stock equivalents consist of stock options and deferred compensation units ("DCUs") and have been included in the calculation of weighted average shares outstanding using the treasury stock method.

     Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

(in thousands)                                             2006     2005     2004
                                                          ------   ------   ------
Basic weighted average common shares outstanding.......   53,018   51,392   50,073
Dilutive effect of stock options, DCUs and unvested
   restricted shares...................................      966    1,328    1,275
                                                          ------   ------   ------
Diluted weighted average common shares outstanding.....   53,984   52,720   51,348
                                                          ======   ======   ======

     Options to purchase approximately 1.2 million and .2 million shares of common stock as of December 31, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.

STOCK OPTIONS

     Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provided pro forma disclosure in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," as if the fair-value method of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied to stock-based compensation. In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company's prior year net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. The reported stock-based compensation expense, net of related tax effects, in prior periods represents the amortization of restricted stock grants.

     Had the Company used the fair-value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the twelve months ended December 31, 2005 and 2004, the Company's consolidated income from continuing operations and EPS from continuing operations would have been reduced to the pro-forma amounts as follows:

                                                                                 2005       2004
                                                                               --------   -------
                                                                                 (in thousands)
Income from continuing operations - as reported.............................   $108,575   $86,335
   Add: Total stock-based employee compensation included in reported
      Income from continuing operations, net of related tax effects.........      1,804     1,457
   Deduct: Total stock-based compensation expense determined under
      fair - value based method for all awards, net of related tax effects..     (8,591)   (6,839)
                                                                               --------   -------
Income from continuing operations - pro forma...............................   $101,788   $80,953
                                                                               ========   =======

EPS from continuing operations:
   Basic - as reported......................................................   $   2.11   $  1.72
   Stock - based compensation...............................................      (0.13)    (0.11)
                                                                               --------   -------
   Basic - pro forma........................................................   $   1.98   $  1.61
                                                                               ========   =======

   Diluted - as reported....................................................   $   2.06   $  1.68
   Stock - based compensation...............................................      (0.13)    (0.10)
                                                                               --------   -------
   Diluted - pro forma......................................................   $   1.93   $  1.58
                                                                               ========   =======

     Effective January 1, 2006, IDEX adopted the fair-value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the twelve months ended December 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). IDEX recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period of four years. Prior to the adoption of SFAS No. 123(R), IDEX recognized stock-based compensation expense in accordance with APB Opinion No. 25. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107 regarding the SEC's interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. IDEX has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 12 for a further discussion on stock-based compensation.

DEPRECIATION AND AMORTIZATION

     Depreciation is recorded using the straight-line method. The estimated useful lives used in the computation of depreciation of tangible assets are as follows:

Land improvements                                  10 to 12 years
Buildings and improvements                          3 to 30 years
Machinery and equipment and engineering drawings    3 to 12 years
Office and transportation equipment                 3 to 10 years

     Certain identifiable intangible assets are amortized over their estimated useful lives using the straight-line method.

     The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation or amortization period or to the unamortized balance is warranted. This evaluation is based on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are used.

RESEARCH AND DEVELOPMENT EXPENDITURES

     Costs associated with research and development are expensed in the period incurred and are included in "Cost of sales" within the Consolidated Statements of Operations. Research and development expenses from continuing operations--which include costs associated with developing new products and major improvements to existing products--were $24.8 million, $23.8 million and $20.9 million in 2006, 2005 and 2004, respectively.

FOREIGN CURRENCY TRANSLATION

     The functional currency of substantially all operations outside the United States is the respective local currency. Accordingly, those foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from changes in exchange rates from year to year have been reported in "Cumulative translation adjustment" in the Consolidated Balance Sheets. The effect on the Consolidated Statements of Operations of transaction gains and losses is insignificant for all years presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, including cash, trade receivables, accounts payable and accrued expenses, approximate their fair values.

CONCENTRATION OF CREDIT RISK

     IDEX is not dependent on a single customer, the largest of which accounted for less than 2% of net sales for all years presented.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of SFAS No. 109." This interpretation clarifies the accounting and disclosure for uncertain income tax positions relating to the uncertainty about whether a tax return position will ultimately be sustained by the respective tax authorities. This interpretation is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007, and does not require any new fair value measurements. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement amends certain requirements of SFAS Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires two major changes to accounting for defined benefit and other postretirement plans, with two different effective dates. The first requirement of SFAS No. 158, which the Company adopted as of December 31, 2006, requires the recognition of the over funded or under funded status of a defined benefit postretirement plan as an asset or a liability in the balance sheet, with changes in the funded status recorded through comprehensive income in the year in which those changes occur. The impact of the Company's adoption of SFAS No. 158 is more fully described in Note 13.

     The second requirement of SFAS No. 158, which is effective for the Company as of December 31, 2008, requires that the funded status be measured as of an entity's year-end balance sheet date rather than as of an earlier date as currently permitted. The Company currently uses a measurement date of September 30 for the majority of its non-U.S. defined benefit pension and postretirement plans.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact this pronouncement may have on its results of operations and financial condition.

2. BALANCE SHEET COMPONENTS

     The components of certain balance sheet accounts at December 31, 2006 and 2005 were as follows:

                                               2006       2005
                                             --------   --------
                                                (in thousands)
RECEIVABLES
   Customers .............................   $166,201   $130,619
   Other .................................      3,829      2,493
                                             --------   --------
      Total ..............................    170,030    133,112
   Less allowance for doubtful accounts ..      3,545      3,684
                                             --------   --------
      Total receivables--net .............   $166,485   $129,428
                                             ========   ========
INVENTORIES
   Raw materials .........................   $ 63,360   $ 51,066
   Work in process .......................     16,420     12,749
   Finished goods ........................     80,907     59,466
                                             --------   --------
      Total inventories ..................   $160,687   $123,281
                                             ========   ========

     Inventories that were carried on a LIFO basis amounted to $133.7 million and $96.6 million at December 31, 2006 and 2005, respectively. The excess of current cost over LIFO inventory value amounted to $3.1 million and $1.3 million at December 31, 2006 and 2005, respectively.

                                                            2006       2005
                                                          --------   --------
                                                             (in thousands)
PROPERTY, PLANT AND EQUIPMENT
   Land and improvements ..............................   $ 17,307   $ 14,538
   Buildings and improvements .........................    109,408     91,171
   Machinery and equipment ............................    213,750    193,250
   Office and transportation equipment ................     85,806     78,436
   Engineering drawings ...............................      2,327      3,962
   Construction in progress ...........................      6,056      5,753
                                                          --------   --------
      Total ...........................................    434,654    387,110
      Less accumulated depreciation and amortization ..    268,705    244,625
                                                          --------   --------
         Total property, plant and equipment--net .....   $165,949   $142,485
                                                          ========   ========

                                            (in thousands)
ACCRUED EXPENSES
   Payroll and related items ..........   $32,897   $23,851
   Management incentive compensation ..    15,279    13,109
   Income taxes payable ...............    10,897     7,234
   Deferred income taxes ..............     1,359     1,142
   Insurance ..........................     7,608     6,742
   Other ..............................    27,130    20,102
                                          -------   -------
      Total accrued expenses ..........   $95,170   $72,180
                                          =======   =======

                                                (in thousands)
OTHER NONCURRENT LIABILITIES
   Pension and retiree medical reserves ...   $44,414   $36,387
   Other ..................................     5,797     9,938
                                              -------   -------
      Total other noncurrent liabilities ..   $50,211   $46,325
                                              =======   =======

3. GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, by business segment, were as follows:

                                                                                FIRE &
                                     FLUID &       HEALTH &                    SAFETY/
                                    METERING        SCIENCE     DISPENSING   DIVERSIFIED
(in thousands)                    TECHNOLOGIES   TECHNOLOGIES    EQUIPMENT     PRODUCTS      TOTAL
                                  ------------   ------------   ----------   -----------   ---------
Balance at January 1, 2005 ....     $177,819       $265,282      $130,570      $139,477     $713,148
Foreign currency translation ..       (1,272)          (816)      (10,053)       (7,363)     (19,504)
Purchase price adjustments ....          676         (2,850)           --           (71)      (2,245)
                                    --------       --------      --------      --------     --------
Balance at December 31, 2005 ..      177,223        261,616       120,517       132,043      691,399
Acquisitions (Note 10) ........      132,646         69,300            --         7,679      209,625
Foreign currency translation ..        1,254          1,305         7,940         6,156       16,655
Purchase price adjustments ....           --          1,580            --            --        1,580
Divestiture (Note 11) .........       (6,659)            --            --            --       (6,659)
                                    --------       --------      --------      --------     --------
Balance at December 31, 2006 ..     $304,464       $333,801      $128,457      $145,878     $912,600
                                    ========       ========      ========      ========     ========

     During 2006, the Company determined that due to changes in the Company's strategy, certain previously indefinite-lived intangible assets should be considered definite-lived assets. Therefore, effective at the beginning of the second quarter of 2006, the Company began to amortize these definite-lived intangible assets.

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2006 and 2005:

                                                 AT DECEMBER 31, 2006                AT DECEMBER 31, 2005
                                               -----------------------             -----------------------
                                                 GROSS                               GROSS
                                               CARRYING    ACCUMULATED   AVERAGE   CARRYING    ACCUMULATED
(in thousands)                                  AMOUNT    AMORTIZATION     LIFE     AMOUNT    AMORTIZATION
                                               --------   ------------   -------   --------   ------------
Amortizable intangible assets:
   Patents .................................   $  8,508     $ (5,171)       10     $ 8,680      $(4,744)
   Trade names .............................     30,081       (1,224)       18      23,982           --
   Customer relationships ..................     64,796       (1,609)       18          --           --
   Non-compete agreements ..................      4,087         (702)        4         150          (99)
   Unpatented technology ...................      4,727         (127)       13          --           --
   Other ...................................      6,457         (560)        5         821         (175)
                                               --------     --------               -------      -------
      Total amortizable intangible assets ..    118,656       (9,393)               33,633       (5,018)
   Banjo trade name (see Note 10) ..........   $ 62,100           --        --          --           --
                                               --------     --------               -------      -------
Balance at December 31, 2006 ...............   $180,756     $ (9,393)              $33,633      $(5,018)
                                               ========     ========               =======      =======

     The Banjo trade name is an indefinite lived intangible asset which will be tested for impairment on an annual basis. Amortization of intangible assets was $4.1 million and $.7 million in 2006 and 2005, respectively. Amortization expense for each of the next five years is estimated to be approximately $7.6 million.

4. BORROWINGS

     Borrowings at December 31, 2006 and 2005 consisted of the following:

                                     2006       2005
                                   --------   --------
                                      (in thousands)
Senior Notes ...................   $150,000   $150,000
Bank credit facilities .........    194,000         --
Other borrowings ...............     17,980     10,043
                                   --------   --------
   Total borrowings ............    361,980    160,043
Less current portion ...........      8,210      3,144
                                   --------   --------
   Total long-term borrowings ..   $353,770   $156,899
                                   ========   ========

     In February 1998, the Company sold $150 million of unsecured Senior Notes due February 15, 2008 ("Senior Notes"), with a coupon interest rate of 6.875% and an effective rate of 6.919% to maturity. Interest is payable semiannually. The Senior Notes are redeemable at any time at the option of the Company in whole or in part. At December 31, 2006, the fair market value of the Senior Notes was approximately $152 million, based on the quoted market price.

     The Company also maintains a $600 million domestic, multi-currency bank revolving credit facility ("Credit Facility"), which expires on December 21, 2011. At December 31, 2006, there was $194 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $5 million. The net available borrowings under the Credit Facility as of December 31, 2006, were approximately $401 million.

     Interest on the outstanding borrowings under the Credit Facility is payable quarterly at a rate based on the bank agent's reference rate or, at the Company's election, at a rate based on LIBOR plus 40 basis points per annum and is payable at maturity. A facility fee equal to 10 basis points per annum is payable quarterly on the total amount available under the Credit Facility.

     The Company also has a $30 million demand line of credit (Short-Term Facility), which expires on December 12, 2007. Borrowings under the Short-Term Facility are based on LIBOR plus the applicable margin in effect under the Credit Facility. At December 31, 2006, there were no borrowings under the Short-Term Facility.

     At December 31, 2006, other borrowings included capital leases as well as debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 3.3% to 6.6% per annum.

     There are two financial covenants that the Company is required to maintain in connection with the Credit Facility. As defined in the agreement, the minimum interest coverage ratio (operating cash flow to interest) is 3.0 to 1 and the maximum leverage ratio (outstanding debt to operating cash flow) is 3.25 to 1. At December 31, 2006, the Company was in compliance with both of these financial covenants.

     Total borrowings at December 31, 2006 have scheduled maturities as follows (in thousands):

2007..................   $  8,210
2008..................    153,636
2009..................        880
2010..................        956
2011..................    194,463
Thereafter............      3,835
                         --------
   Total borrowings...   $361,980
                         ========

5. COMMITMENTS AND CONTINGENCIES

     At December 31, 2006, total future minimum rental payments under noncancelable operating leases, primarily for office facilities, warehouses and data processing equipment, were $16.4 million. The future minimum rental commitments for each of the next five years and thereafter are as follows:
2007--$5.9 million; 2008--$4.6 million; 2009--$3.0 million; 2010--$1.3 million;
2011--$.3 million; thereafter--$1.3 million.

     Rental expense from continuing operations totaled $9.0 million, $8.9 million and $9.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

     IDEX is a party to various legal proceedings involving employment, contractual, product liability and other matters, none of which is expected to have a material adverse effect on its results of operations, financial condition, or cash flows.

6. COMMON AND PREFERRED STOCK

     The Company issued 74,000 and 176,000 shares of restricted stock as compensation to key employees in 2006 and 2005, respectively. All 74,000 restricted shares issued in 2006 contain a cliff vesting feature and vest three or four years after the grant date. Of the 176,000 shares issued in 2005, 100,000 shares vest annually from one to four years after the grant date, while the remaining 76,000 shares contain a cliff vesting feature and vest four years after the grant date.

     All restricted shares carry dividend and voting rights, and the sale of the shares is restricted prior to the date of vesting. The restricted shares were recorded at their fair market value on the date of the grant, with a corresponding charge to shareholders' equity. The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period.

     On October 20, 1998, IDEX's Board of Directors authorized the repurchase of up to 2.25 million shares of the Company's common stock, either at market prices or on a negotiated basis as market conditions warrant. Since the inception of this program, IDEX has purchased a total of 9,750 shares at a cost of approximately $144,000.

     At December 31, 2006 and 2005, the Company had 150 million of authorized common stock, with a par value of $.01 per share and 5 million shares of preferred stock with a par value of $.01 per share. No preferred stock was issued as of December 31, 2006 and 2005.

7. INCOME TAXES

     Pretax income for the years ended December 31, 2006, 2005, and 2004, was taxed in the following jurisdictions:

(in thousands)     2006       2005       2004
                 --------   --------   --------
Domestic......   $140,630   $114,275   $ 85,088
Foreign.......     61,263     52,944     48,758
                 --------   --------   --------
   Total......   $201,893   $167,219   $133,846
                 ========   ========   ========

     The provision for income taxes for the years ended December 31, 2006, 2005, and 2004, was as follows:

(in thousands)                                 2006      2005      2004
                                             -------   -------   -------
Current
   U.S. ..................................   $46,656   $36,729   $21,961
   State and local .......................     3,946     1,738       326
   Foreign ...............................    16,256    15,861    14,442
                                             -------   -------   -------
      Total current ......................    66,858    54,328    36,729
Deferred
   U.S. ..................................       592     2,563     6,293
   State and local .......................        24      (164)    1,439
    Foreign ..............................       697     1,917     3,050
                                             -------   -------   -------
      Total deferred .....................     1,313     4,316    10,782
                                             -------   -------   -------
      Total provision for income taxes ...   $68,171   $58,644   $47,511
                                             =======   =======   =======

     Deferred tax assets (liabilities) related to the following at December 31, 2006 and 2005:

(in thousands)                              2006       2005
                                         ---------   --------
Employee and retiree benefit plans ...   $  20,221   $  2,199
Depreciation and amortization ........    (119,700)   (68,835)
Inventories ..........................      (5,523)    (3,653)
Allowances and accruals ..............       6,726      6,408
Other ................................        (354)     1,506
                                         ---------   --------
   Total .............................   $ (98,630)  $(62,375)
                                         =========   ========

     The deferred tax assets and liabilities recognized in the Company's Consolidated Balance Sheets are as follows:

(in thousands)                                                    2006        2005
                                                               ---------   --------
Deferred tax asset--other current assets ...................   $   2,682   $  3,417
Deferred tax asset--other noncurrent assets ................         363         --
                                                               ---------   --------
Total deferred tax assets ..................................       3,045      3,417
Deferred tax liability--accrued expenses ...................      (1,359)    (1,142)
Noncurrent deferred tax liability--deferred income taxes ...    (100,316)   (64,650)
                                                               ---------   --------
Total deferred tax liabilities .............................    (101,675)   (65,792)
                                                               ---------   --------
   Net deferred tax liabilities ............................   $ (98,630)  $(62,375)
                                                               =========   ========

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income. The computed amount and the differences for the years ended December 31, 2006, 2005, and 2004 are shown in the following table:

(in thousands)                                                      2006       2005       2004
                                                                  --------   --------   --------
Pretax income .................................................   $201,893   $167,219   $133,846
                                                                  ========   ========   ========
Provision for income taxes:
   Computed amount at statutory rate of 35% ...................   $ 70,663   $ 58,527   $ 46,846
   State and local income tax (net of federal tax benefit) ....      2,576      1,023      1,147
      Taxes on non-U.S. earnings-net of foreign tax credits ...     (2,670)      (620)     2,319
   U.S. business tax credits ..................................     (1,210)    (1,455)    (2,674)
      Extra-territorial income deduction ......................       (910)    (1,214)    (1,531)
      Domestic activities production deduction ................       (797)    (1,528)        --
   Other ......................................................        519      3,911      1,404
                                                                  --------   --------   --------
      Total provision for income taxes ........................   $ 68,171   $ 58,644   $ 47,511
                                                                  ========   ========   ========

     The Company has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries that might be payable if these earnings were repatriated since the Company considers these amounts to be permanently invested.

8. COMPREHENSIVE INCOME

     The tax effects of the components of other comprehensive income for 2006, 2005 and 2004 follow:

(in thousands)                            2006       2005        2004
                                        -------    --------    -------
Pension liability adjustments*
   Pretax amount ....................   $   821    $ (1,748)   $12,118
   Tax benefit (provision) ..........      (114)        508     (4,281)
                                        -------    --------    -------
   Aftertax amount ..................   $   707    $ (1,240)   $ 7,837
                                        =======    ========    =======
Cumulative translation adjustment
   Pretax amount ....................   $27,135    $(27,886)   $17,154
   Tax provision ....................        --          --         --
                                        -------    --------    -------
   Aftertax amount ..................   $27,135    $(27,886)   $17,154
                                        =======    ========    =======

* Amounts reflect the change in the minimum pension liability prior to the adoption of SFAS No. 158. The SFAS No. 158 transition amount has been included in other comprehensive income. See Note 13 for the affect from adoption of SFAS No. 158.

9. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

     Effective in 2006, IDEX changed its reporting segments based on organizational and structural changes from three to four reportable segments. Under the new reporting structure, the Fluid & Metering Technologies segment consists of the following IDEX business units: Banjo, Liquid Controls, Pulsafeeder, Versa-Matic, Viking and Warren Rupp. The Health & Science Technologies segment includes Eastern Plastics, Gast, Micropump, Rheodyne and Scivex. The Dispensing Equipment segment consists of FAST & FM- Europe & Asia and Fluid Management. The Fire & Safety/Diversified Products segment includes Hale Products' fire suppression and rescue tools businesses, as well as the BAND-IT engineered clamping business. Historical business segment information has been updated to reflect this change in reporting segments.

     IDEX is not dependent on a single customer, the largest of which accounted for less than 2% of net sales for all years presented.

     Information on IDEX's business segments from continuing operations is presented below, based on the nature of products and services offered. IDEX evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

(in thousands)                                   2006         2005         2004
                                              ----------   ----------   ----------
NET SALES
Fluid & Metering Technologies:
   External customers......................   $  433,845   $  381,625   $  350,146
   Intersegment sales......................        1,687        1,538        2,007
                                              ----------   ----------   ----------
      Total segment sales..................      435,532      383,163      352,153
Health & Science Technologies:
   External customers......................      301,223      232,531      186,834
   Intersegment sales......................        3,669        2,968        1,458
                                              ----------   ----------   ----------
      Total segment sales..................      304,892      235,499      188,292
Dispensing Equipment:
   External customers......................      159,794      158,111      145,091
   Intersegment sales......................           --           --           --
                                              ----------   ----------   ----------
      Total segment sales..................      159,794      158,111      145,091
Fire & Safety/Diversified Products:
   External customers......................      260,078      238,986      219,001
   Intersegment sales......................            2            6            5
                                              ----------   ----------   ----------
      Total segment sales..................      260,080      238,992      219,006
   Intersegment eliminations...............       (5,358)      (4,512)      (3,470)
                                              ----------   ----------   ----------
      Total net sales......................   $1,154,940   $1,011,253   $  901,072
                                              ==========   ==========   ==========
OPERATING INCOME (1)
Fluid & Metering Technologies..............   $   89,899   $   72,596   $   62,316
Health & Science Technologies..............       58,229       43,133       32,155
Dispensing Equipment.......................       38,021       37,772       32,435
Fire & Safety/Diversified Products.........       62,664       56,593       47,052
Corporate office and other (2).............      (31,607)     (29,062)     (24,660)
                                              ----------   ----------   ----------
      Total operating income...............   $  217,206   $  181,032   $  149,298
                                              ==========   ==========   ==========

ASSET
Fluid & Metering Technologies..............   $  613,203   $  307,838   $  303,805
Health & Science Technologies..............      520,991      391,991      383,221
Dispensing Equipment.......................      217,081      196,157      205,665
Fire & Safety/Diversified Products.........      306,400      256,632      246,435
Corporate office and other (2).............       13,146       91,562       47,166
                                              ----------   ----------   ----------
      Total assets.........................   $1,670,821   $1,244,180   $1,186,292
                                              ==========   ==========   ==========
DEPRECIATION AND AMORTIZATION
Fluid & Metering Technologies..............   $   10,524   $    9,824   $    9,541
Health & Science Technologies..............        9,043        5,917        6,859
Dispensing Equipment.......................        3,861        4,376        4,590
Fire & Safety/Diversified Products.........        6,086        5,712        6,023
Corporate office and other.................          442          425          544
                                              ----------   ----------   ----------
      Total depreciation and amortization..   $   29,956   $   26,254   $   27,557
                                              ==========   ==========   ==========
CAPITAL EXPENDITURES
Fluid & Metering Technologies..............   $    5,487   $    8,204   $   10,693
Health & Science Technologies..............        4,726        5,525        3,190
Dispensing Equipment.......................        2,362        3,383        2,588
Fire & Safety/Diversified Products.........        6,060        4,365        3,208
Corporate office and other.................        2,563        1,055        1,156
                                              ----------   ----------   ----------
      Total capital expenditures...........   $   21,198   $   22,532   $   20,835
                                              ==========   ==========   ==========

(1) Segment operating income excludes net unallocated corporate operating expenses.

(2)  Includes intersegment eliminations.

     Information about the Company's operations in different geographical regions for the years ended December 31, 2006, 2005 and 2004 is shown below. Net sales were attributed to geographic areas based on location of the customer, and no country outside the U.S. was greater than 10% of total revenues.

(in thousands)                        2006         2005        2004
                                   ----------   ----------   --------
NET SALES
   U.S..........................   $  632,239   $  557,469   $494,666
   Europe.......................      285,208      252,749    241,843
   Other countries..............      237,493      201,035    164,563
                                   ----------   ----------   --------
      Total net sales...........   $1,154,940   $1,011,253   $901,072
                                   ==========   ==========   ========
LONG-LIVED ASSETS--
   PROPERTY, PLANT AND EQUIPMENT
   U.S..........................   $  110,340   $   94,805   $ 97,944
   Europe.......................       48,966       43,713     51,398
   Other countries..............        6,643        3,967      2,847
                                   ----------   ----------   --------
      Total long-lived assets...   $  165,949   $  142,485   $152,189
                                   ==========   ==========   ========

10. ACQUISITIONS

     On January 12, 2006, the Company acquired the assets of Airshore International ("Airshore"), based in British Columbia, Canada. Airshore, with annual revenue of approximately $5 million, provides stabilization struts for collapsed buildings and vehicles, high-and-low pressure lifting bags and forcible entry tools for the fire and rescue markets. Airshore operates as part of Hale in the Fire & Safety/Diversified Products segment. IDEX acquired Airshore for a purchase price of $12.6 million, consisting entirely of cash. Goodwill and intangible assets recognized as part of this transaction were $7.7 million and $4.0 million, respectively. The $7.7 million of goodwill is deductible for tax purposes.

     On February 28, 2006, the Company acquired the stock of JUN-AIR International A/S ("JUN-AIR"), based in Norresundby, Denmark. JUN-AIR, with annual revenue of approximately $22 million, is a provider of low decibal, ultra quiet vacuum compressors suitable to medical, dental and laboratory applications. JUN-AIR operates as part of Gast in the Health & Science Technologies segment. IDEX acquired JUN-AIR for an aggregate purchase price of $22.4 million, consisting of $15.3 million in cash and debt of approximately $7.1 million. Goodwill and intangible assets recognized as part of this transaction were $9.5 million and $3.7 million, respectively. The $9.5 million of goodwill is not deductible for tax purposes.

     On May 2, 2006, the Company acquired the stock of Eastern Plastics, Inc. ("Eastern Plastics"), a provider of high-precision integrated fluidics and associated engineered plastics solutions. Based in Bristol, Connecticut with annual revenues of approximately $30 million, Eastern Plastics products are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. IDEX acquired Eastern Plastics for a purchase price of $92.4 million, consisting entirely of cash. Eastern Plastics operates as a stand-alone business in the Health & Science Technologies segment. Goodwill and intangible assets recognized as part of this transaction were $59.8 million and $19.1 million, respectively. The $59.8 million of goodwill is deductible for tax purposes.

     On October 3, 2006, the Company acquired the stock of Banjo Corporation ("Banjo"), a provider of special purpose, severe duty pumps, valves, fittings and systems used in liquid handling. Based in Crawfordsville, Indiana, with annual revenues of approximately $44 million, Banjo's products are used in agricultural and industrial applications. IDEX acquired Banjo for a purchase price of $184.5 million, primarily with financing provided by borrowings under the Company's credit facilities. Banjo operates as a stand-alone business in the Fluid & Metering Technologies segment. Goodwill and intangible assets recognized as part of this transaction were $101.1 million and $99.3 million, respectively. The $101.1 million of goodwill is not deductible for tax purposes.

     On December 1, 2006, the Company acquired the stock of Toptech Systems, Inc. ("Toptech"), a leading provider of terminal automation systems used in the custody transfer and control of high-value fluids and gases. Based in Longwood, Florida, with annual revenues of approximately $22 million, Toptech's products include terminal automation hardware and software used by customers in the oil, gas and refined fuels markets to control and manage inventories, as well as transactional data and invoicing. IDEX acquired Toptech for a purchase price of $55.0 million, primarily financed by borrowings under the Company's credit facilities. Toptech operates as part of the Liquid Controls business in its Fluid & Metering Technologies segment. Goodwill and intangible assets recognized as part of this transaction were $31.3 million and $20.6 million, respectively. The $31.3 million of goodwill is deductible for tax purposes.

     The purchase price for Airshore, JUN-AIR, Eastern Plastics, Banjo and Toptech, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisitions. The purchase price allocation is preliminary and further refinements may be necessary pending finalization of asset valuations.

     The results of operations for these acquisitions have been included in the financial results from the date of the respective acquisition. The Company does not consider any of the acquisitions, individually or in aggregate, to be material to its results of operations for any of the periods presented.

11. DISCONTINUED OPERATIONS

     On July 11, 2006, IDEX sold Lubriquip, its lubricant dispensing business that operated as part of IDEX's Dispensing Equipment segment, resulting in an after-tax gain of $16.7 million.

     In September 2006, the Company determined that Halox, its chemical and electrochemical systems product line operating as part of Pulsafeeder in IDEX's Fluid & Metering Technologies segment, met the criteria to be classified as assets held for sale and a discontinued operation. As a result, the Company recorded a $6.2 million write-down ($4.1 million after-tax) of the carrying value of Halox to its estimated fair market value. The Company is marketing the Halox operations and conducting other actions required to complete the sale within one year.

     Financial information for all periods presented has been restated to present the operating results of both Lubriquip and Halox as discontinued operations.

     Summarized results of the Company's discontinued operations are as follows:

                                                    DECEMBER 31,
                                            ---------------------------
(in thousands)                                2006      2005      2004
                                            -------   -------   -------
Revenue .................................   $18,149   $32,022   $27,225
                                            =======   =======   =======
Income from discontinued operations
   before income taxes ..................   $   525   $ 1,709   $    31
Income tax benefit (provision) ..........      (231)     (481)       40
                                            -------   -------   -------
Sub-total ...............................       294     1,228        71
Net gain on sale of discontinued
   operations, net of tax ...............    12,655        --        --
                                            -------   -------   -------
   Income from discontinued operations ..   $12,949   $ 1,228   $    71
                                            =======   =======   =======

     Total assets and liabilities expected to be transferred as part of the sale of the discontinued operations at December 31, 2006 and 2005 were as follows:

                                        DECEMBER 31,   DECEMBER 31,
(in thousands)                              2006           2005
                                        ------------   ------------
Cash and cash equivalents ...........       $  2          $    89
Receivables, net ....................        424            3,115
Inventory, net ......................        272            3,295
Other current assets ................         20              129
Property, plant and equipment, net ..        111            3,000
Goodwill(1)..........................         --              471
                                            ----          -------
Assets held for sale ................       $829          $10,099
                                            ====          =======
Accounts payable ....................       $154          $ 2,614
Other liabilities ...................        219            2,178
                                            ----          -------
Liabilities held for sale ...........       $373          $ 4,792
                                            ====          =======

(1) Balance as of December 31, 2005 excludes $6.6 million of goodwill, which was written off as part of the loss in 2006.



12. STOCK-BASED COMPENSATION

     As of December 31, 2006, the Company has two stock-based compensation plans for executives, non-employee directors, and certain key employees which authorize the granting of stock options, restricted stock, restricted stock units, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company's plans as of December 31, 2006, totals 2.3 million, of which .9 million shares were available for future issuance. Stock options granted under these plans are generally non-qualified, and are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Substantially all of the options issued to employees prior to 2005 become exercisable in five equal installments, while all options issued to employees in 2005 and after become exercisable in four equal installments, beginning one year from the date of grant, and generally expire 10 years from the date of grant. Stock options granted to non-employee directors cliff vest after one or two years. Restricted stock and restricted stock unit awards generally cliff vest after four years for employees, and three years for non-employee directors.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method, and thus did not restate any prior period amounts. Under this method, compensation cost in the twelve months ending December 31, 2006 include the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Binomial lattice option-pricing model. Weighted average option fair values and assumptions for the period specified are disclosed in the following table:

                                           FOR THE YEAR ENDED DECEMBER 31,
                                           ------------------------------
                                               2006        2005     2004
                                           ------------   ------   ------
Weighted average fair value of grants...      $14.42      $12.51   $ 7.81
Dividend yield..........................        1.21%       1.50%    1.55%
Volatility..............................       30.76%      30.00%   29.60%
Risk-free interest rate.................   4.71% - 5.00%    4.30%    3.00%
Expected life (in years)................        4.93        5.50     5.50

The assumptions are as follows:

- The Company estimated volatility using its historical share price performance over the contractual term of the option.

- The Company uses historical data to estimate the expected life of the option. The expected life assumption for the year ended December 31, 2006, is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

- The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the year ended December 31, 2006, the Company presents the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

- The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

     Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123(R) under the modified prospective method. The Company's policy is to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Additionally, the Company's general policy is to issue new shares of common stock to satisfy stock option exercises or grants of restricted stock.

     The adoption of SFAS No. 123(R) decreased the Company's reported operating income and income before income taxes for the twelve months ending December 31, 2006, by $7.6 million and reported net income by $4.7 million. The adoption of SFAS No. 123(R) resulted in a decrease in reported cash flow from operating activities for the twelve months ending December 31, 2006, of $5.8 million, offset by an increase in reported cash flow from financing activities. The Company's adoption of SFAS No. 123(R) did not affect operating income, income before income taxes, net income, cash flow from continuing operations, cash flow from financing activities, basic and diluted EPS reported for 2005.

        Total compensation cost for stock-based compensation arrangements recognized in the twelve months ending December 31, 2006, was $7.6 million for stock options and $3.1 million for restricted stock. Compensation cost recognized in SG&A expenses for the twelve months ending December 31, 2006, was $6.6 million for stock options and $3.0 million for restricted stock. Compensation cost recognized in cost of goods sold for the twelve months ending December 31, 2006, was $1.0 million for stock options and $0.1 million for restricted stock. Recognition of compensation cost was consistent with recognition of cash compensation for the same employees, and $0.2 million of compensation cost was capitalized as part of inventory. The total income tax benefit recognized in the income statement for the twelve months ending December 31, 2006 for stock-based compensation arrangements was $2.9 million.

     As of December 31, 2006, there was $14.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years.

     A summary of the Company's stock option activity as of December 31, 2006, and changes during the year ended December 31, 2006 is presented in the following table:

                                                       Weighted   Weighted-Average    Aggregate
                                                       Average        Remaining       Intrinsic
              Stock Options                  Shares     Price     Contractual Term      Value
              -------------                ---------   --------   ----------------   -----------
Outstanding at January 1, 2006..........   4,197,150    $26.57
Granted.................................     675,895     49.34
Exercised...............................    (733,440)    23.02
Forfeited/Expired.......................    (530,312)    29.12
                                           ---------    ------          ----         -----------
Outstanding at December 31, 2006........   3,609,293    $31.13          7.06         $60,625,312
                                           ---------    ------          ----         -----------
Expected to vest at December 31, 2006...   3,441,904    $30.72          6.99         $59,108,800
                                           ---------    ------          ----         -----------
Exercisable at December 31, 2006........   1,574,658    $24.67          5.92         $35,799,923
                                           =========    ======          ====         ===========

     The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company's common stock as of the end of the period and the grant price. The total intrinsic value of options exercised during the twelve months ending December 31, 2006, was $18.6 million. During the year ending December 31, 2006, cash received from options exercised was $17.2 million and the actual tax benefit realized for the tax deductions from stock options exercised totaled $6.8 million.

     A summary of the Company's restricted stock activity as of December 31, 2006, and changes during the year ending December 31, 2006, is presented in the following table:

                                              Weighted-Average
                                               Grant Date Fair
Restricted Stock                    Shares          Value
----------------                    -------   ----------------
Nonvested at January 1, 2006.....   296,530        $35.93
Granted..........................    74,310         50.50
Vested...........................   (48,675)        36.01
Forfeited........................   (11,620)        42.84
                                    -------        ------
Nonvested at December 31, 2006...   310,545        $39.49
                                    =======        ======

     Generally, restricted stock grants accrue dividends and their fair value is equal to the market price of the Company's stock at the date of the grant. As of December 31, 2006, there was $7.2 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.4 years.

13. RETIREMENT BENEFITS

     In September 2006, the FASB issued SFAS No. 158, which amends certain requirements of SFAS Nos. 87, 88, 106 and 132(R). Under SFAS No. 158, companies are required to report the plan's funded status on their balance sheets. The difference between the plan's funded status and its current balance sheet position is recognized, net of tax, as a component of other comprehensive income. This statement is effective for fiscal years ending after December 15, 2006. We adopted SFAS No. 158 effective December

31, 2006, and the incremental effect of applying it on individual line items on our consolidated balance sheet as of December 31, 2006 is as follows:

                                       Before                          After
                                    Application                     Application
(in thousands)                    of SFAS No. 158   Adjustments   of SFAS No. 158
                                  ---------------   -----------   ---------------
Other noncurrent assets........     $   14,501       $(11,500)       $    3,001
Total assets...................      1,682,321        (11,500)        1,670,821
Accrued expenses...............         90,372          4,798            95,170
Other noncurrent liabilities...         45,377          4,834            50,211
Total liabilities..............        681,917          9,632           691,549
Other comprehensive income.....         (5,177)       (21,132)          (26,309)
Total shareholders' equity.....      1,000,404        (21,132)          979,272

     The Company sponsors several qualified and nonqualified pension plans and other postretirement plans for its employees. The Company uses a measurement date of December 31 for its U.S. and Canadian defined benefit pension plans and a September 30 measurement date for its other non-U.S. defined benefit pension plans. The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over the two-year period ended December 31, 2006, and a statement of the funded status at December 31 for both years:

                                                        PENSION BENEFITS
                                           -----------------------------------------
                                                   2006                  2005             OTHER BENEFITS
                                           -------------------   -------------------   -------------------
(in thousands)                               U.S.     Non-U.S.     U.S.     Non-U.S.     2006       2005
                                           --------   --------   --------   --------   --------   --------
Change in benefit obligation
Obligation at January 1                    $ 78,627   $ 23,373   $ 73,432   $ 21,883   $ 23,319   $ 20,090
Service cost                                  2,128        726      4,261        593        478        410
Interest cost                                 4,359      1,235      4,107      1,124      1,211      1,193
Plan amendments                                 705         --        492         --         --        (93)
Benefits paid                                (6,516)      (895)    (5,821)    (1,048)    (1,140)    (1,015)
Actuarial loss                                1,035        962      2,941      3,495       (521)     2,734
Currency translation                             --      3,151         --     (2,674)        (9)        --
Divestitures                                 (4,178)        --         --         --         --         --
Curtailments/Settlements                     (1,633)        --       (785)        --         --         --
Other                                         2,395      3,861         --         --         --         --
                                           --------   --------   --------   --------   --------   --------
Obligation at December 31                  $ 76,922   $ 32,413   $ 78,627   $ 23,373   $ 23,338   $ 23,319
                                           ========   ========   ========   ========   ========   ========
Change in plan assets
Fair value of plan assets at January 1     $ 65,236   $ 12,264   $ 64,306   $ 11,163   $     --   $     --
Actual return on plan assets                  7,312      1,048      1,098      1,447         --         --
Employer contributions                        4,950      1,921      6,438      1,983      1,140      1,015
Benefits paid                                (6,516)      (895)    (5,821)    (1,048)    (1,140)    (1,015)
Currency translation                             --      1,849         --     (1,281)        --         --
Divestitures                                 (4,892)        --         --         --         --         --
Curtailments/Settlements                     (1,633)        --       (785)        --         --         --
Other                                            --        665         --         --         --         --
                                           --------   --------   --------   --------   --------   --------
Fair value of plan assets at December 31   $ 64,457   $ 16,852   $ 65,236   $ 12,264   $     --   $     --
                                           ========   ========   ========   ========   ========   ========



Funded Status at December 31               $(12,465)  $(15,561)  $(13,391)  $(11,109)  $(23,338)  $(23,319)

Components on the Consolidated Balance
   Sheets *:
Noncurrent assets                          $     12   $     --   $     --   $     --   $     --   $     --
Current liabilities                          (2,978)      (517)        --         --     (1,302)        --
Noncurrent liabilities                       (9,499)   (15,044)        --         --    (22,036)        --
                                           --------   --------   --------   --------   --------   --------
Net liability at December 31               $(12,465)  $(15,561)  $     --   $     --   $(23,338)  $     --
                                           ========   ========   ========   ========   ========   ========

*    In accordance with SFAS No. 158, retrospective application is not required

     The accumulated benefit obligation for all defined benefit pension plans was $102.5 million and $95.7 million at December 31, 2006 and 2005, respectively. For plans with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets was $28.2 million, $26.7 million and $3.3 million, respectively, at December 31, 2006, and $33.2 million, $31.9 million and $12.3 million, respectively, at December 31, 2005.

     The assumptions used in the measurement of the Company's benefit obligation at December 31, 2006 and 2005, were as follows:

                                        U.S. PLANS            NON-U.S. PLANS
                                    ------------------   -----------------------
                                       2006       2005      2006         2005
                                    ----------   -----   ----------   ----------
Discount rate....................      5.80%     5.50%   4.50-5.25%   4.30-5.10%
Expected return on plan assets...      8.50%     8.50%   5.00-7.00%   5.00-5.90%
Rate of compensation increase....      4.00%     4.00%   2.75-4.50%        4.25%

     To develop the expected rate of return on plan assets, the Company considered the historical returns and the future expectations for returns on each asset class, as well as the target asset allocation of the pension portfolio.

     The pre-tax amounts recognized in other comprehensive income (loss) as of December 31, 2006 are as follows:

                                                        Non-U.S.       Other Post-
                                     U.S. Pension   Pension Benefit    Retirement
(in thousands)                      Benefit Plans        Plans        Benefit Plans     Total
                                    -------------   ---------------   -------------   --------
Initial net obligation ..........     $    (93)        $     --                       $    (93)
Prior service credit (cost)......       (1,423)              --          $   363        (1,060)
Net loss ........................      (23,746)         (10,751)          (5,330)      (39,827)
                                      --------         --------          -------      --------
Total............................     $(25,262)        $(10,751)         $(4,967)     $(40,980)
                                      ========         ========          =======      ========

     The amounts in other comprehensive income as of December 31, 2006, that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

                                                       Non-U.S.        Other Post-
                                     U.S. Pension   Pension Benefit     Retirement
(in thousands)                      Benefit Plans        Plans        Benefit Plans    Total
                                    -------------   ---------------   -------------   ------
Initial net obligation...........       $   46            $ --             $ --       $   46
Prior service cost...............          529              --               30          559
Net loss.........................        2,087             744              158        2,989
                                        ------            ----             ----       ------
Total ...........................       $2,662            $744             $188       $3,594
                                        ======            ====             ====       ======

     The following tables provide the components of, and the assumptions used to determine, the net periodic benefit cost for the plans in 2006, 2005 and 2004:

                                                          Pension Benefits
                                    ------------------------------------------------------------
                                           2006                 2005                 2004
                                    ------------------   ------------------   ------------------
(in thousands)                        U.S.    Non-U.S.     U.S.    Non-U.S.     U.S.    Non-U.S.
                                    -------   --------   -------   --------   -------   --------
Service cost ....................   $ 2,128    $  726    $ 4,261    $  593    $ 3,849    $  581
Interest cost ...................     4,359     1,235      4,107     1,124      4,014     1,089
Expected return on
   plan assets ..................    (5,175)     (829)    (5,271)     (664)    (5,009)     (588)
Net amortization ................     3,587       540      2,463       309      2,710       252
Other ...........................     2,186        --        504        --        265        --
                                    -------    ------    -------    ------    -------    ------
Net periodic benefit cost .......   $ 7,085    $1,672    $ 6,064    $1,362    $ 5,829    $1,334
                                    =======    ======    =======    ======    =======    ======

                                          Other Benefits
                                    ------------------------
(in thousands)                       2006     2005     2004
                                    ------   ------   ------
Service cost.....................   $  478   $  410   $  413
Interest cost....................    1,211    1,194    1,088
Expected return on plan assets...       --       --       --
Net amortization.................      373      212       67
Other............................       --       --       --
                                    ------   ------   ------
Net periodic benefit cost........   $2,062   $1,816   $1,568
                                    ======   ======   ======

                       U.S. Plans                Non-U.S. Plans
                  ------------------   ---------------------------------
                  2006   2005   2004      2006        2005        2004
                  ----   ----   ----   ---------   ---------   ---------
Discount rate     5.50%  5.75%  6.00%  4.30-5.10%  5.50-6.00%  5.50-6.00%
Expected return
on plan assets    8.50%  8.50%  8.50%  5.00-7.00%  5.00-6.25%       6.50%
Rate of
compensation
increase          4.00%  4.00%  4.00%  3.00-4.40%       4.25%       4.25%

     Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active participants. Costs of bargaining unit-sponsored multi-employer plans and defined contribution plans were $7.8 million, $7.4 million and $6.4 million for 2006, 2005 and 2004, respectively.

     For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually each year to a rate of 6% for 2013, and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in the assumed health care cost trend rates would increase the service and interest cost components of the net periodic benefit cost by $.1 million and the health care component of the accumulated postretirement benefit obligation by $2.0 million. A 1% decrease in the assumed health care cost trend rate would decrease the service and interest cost components of the net periodic benefit cost by $.1 million and the health care component of the accumulated postretirement benefit obligation by $1.7 million.

PLAN ASSETS

     The Company's pension plan weighted average asset allocations at December 31, 2006 and 2005, by asset category, were as follows:

                                    2006   2005
                                    ----   ----
Equity securities................     60%    64%
Debt securities..................     39     35
Other............................      1      1
                                     ---   ----
   Total.........................    100%   100%
                                     ===   ====

INVESTMENT POLICIES AND STRATEGIES

     The investment objectives of the Company's plan assets are to earn the highest possible rate of return consistent with the tolerance for risk as determined periodically by IDEX in its role as a fiduciary. The general guidelines of asset allocation of fund assets are that "equities" will represent from 55% to 75% of the market value of total fund assets with a target of 66%, and "fixed income" obligations, including cash, will represent from 25% to 45% with a target of 34%. The term "equities" includes common stock, convertible bonds and convertible stock. The term "fixed income" includes preferred stock and/or contractual payments with a specific maturity date. The Company strives to maintain asset allocations within the designated ranges by conducting periodic reviews of fund allocations and plan liquidity needs, and rebalancing the portfolio accordingly. The total fund performance is monitored and results measured using a 3- to 5-year moving average against long-term absolute and relative return objectives to meet actuarially determined forecasted benefit obligations. No restrictions are placed on the selection of individual investments by the qualified investment fund managers. The performance of the investment fund managers is reviewed on a regular basis, using appointed professional independent advisors. As of December 31, 2006 and 2005, there were no shares of the Company's stock held in plan assets.

CASH FLOWS

     The Company expects to contribute approximately $5.1 million to its defined benefit plans, $7.8 million to its defined contribution plans and $1.3 million to its other postretirement benefit plans in 2007.

ESTIMATED FUTURE BENEFIT PAYMENTS

     The future estimated benefit payments for the next five years and the five years thereafter are as follows: 2007--$9.9 million; 2008--$6.8 million; 2009--$7.2 million; 2010--$7.9 million; 2011--$8.7 million; 2012 to 2016--$52.0 million.

14. SUBSEQUENT EVENTS

     In February 2007, the Company acquired Faure Herman SA, a leading provider of ultrasonic and helical turbine flow meters used in the custody transfer and control of high value fluids and gases. Headquartered in La Ferte Bernard, France, Faure Herman has sales offices in Europe and North America, with annual revenues of approximately $22 million. Faure Herman will be operated as part of the Company's Liquid Controls business within its Fluid & Metering Technologies segment.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table summarizes the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005. All periods have been presented to reflect discontinued operations (see Note 11).

                                   2006 QUARTERS                               2005 QUARTERS
                     -----------------------------------------   -----------------------------------------
                       FIRST     SECOND      THIRD     FOURTH      FIRST     SECOND      THIRD     FOURTH
                     --------   --------   --------   --------   --------   --------   --------   --------
Net sales            $266,388   $296,573   $289,848   $302,131   $244,515   $264,296   $249,576   $252,866
Gross profit          110,133    122,921    118,765    125,588     99,713    109,422    101,304    103,528
Operating income       47,778     55,984     54,413     59,031     40,460     47,934     45,870     46,768
Income from
   continuing
   operations          29,581     34,619     33,333     36,189     23,451     28,805     27,992     28,327
Income (loss) from
   discontinued
   operations, net
   of tax                 497        337     12,663       (548)       194        128        523        383
Net income           $ 30,078   $ 34,956   $ 45,996   $ 35,641   $ 23,645   $ 28,933   $ 28,515   $ 28,710
Basic EPS from
   continuing
   operations        $    .56   $    .65   $    .63   $    .68   $    .46   $    .57   $    .54   $    .54
Basic EPS from
   discontinued
   operations             .01        .01        .24       (.01)       .01         --        .01        .01
Basic EPS            $    .57   $    .66   $    .87   $    .67   $    .47   $    .57   $    .55   $    .55

Basic weighted
   average shares
   outstanding         52,637     53,014     53,126     53,293     50,679     50,963     51,618     52,306
Diluted EPS from
   continuing
   operations        $    .55   $    .64   $    .62   $    .67   $    .45   $    .55   $    .53   $    .53
Diluted EPS from
   discontinued
   operations             .01        .01        .23       (.01)        --         --        .01        .01
Diluted EPS          $    .56   $    .65   $    .85   $    .66   $    .45   $    .55   $    .54   $   .054
Diluted weighted
   average shares
   outstanding         53,857     54,029     53,971     54,186     52,383     52,641     53,071     53,492

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

     We have audited the accompanying consolidated balance sheets of IDEX Corporation and its subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IDEX Corporation and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

     As discussed in Note 1, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123(R), "Share Based Payment". As discussed in Note 13 effective December 31, 2006, the Company changed its method of accounting for pensions and other postretirement benefits as a result of adopting Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans".


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Chicago, Illinois
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that IDEX Corporation and its subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at:

     Banjo Corporation, which was acquired on October 3, 2006 and whose financial statements constitute 9.9 percent and 14.0 percent of net and total assets, respectively, 1.0 percent of revenues, and 1.5 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006,

     Toptech Systems Inc., which was acquired on December 1, 2006 and whose financial statements constitute 3.2 percent and 3.5 percent of net and total assets, respectively, 0.2 percent of revenues, and 0.4 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006.

     Accordingly, our audit did not include the internal control over financial reporting at Banjo Corporation and Toptech Systems, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to a change in accounting for share based payments as a result of adopting Statement of Financial Accounting Standards No. 123(R), "Share Based Payments" and a change in accounting for pension and other postretirement benefits as a result of adopting Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans".


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Chicago, Illinois
February 27, 2007

Management's Report on Internal Control over Financial Reporting

     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

     Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. Management has used the framework set forth in the report entitled "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2006.

     The Company completed the acquisition of Banjo Corporation (Banjo) on October 3, 2006. Due to the timing of the acquisition, management has excluded Banjo from our evaluation of effectiveness of internal controls over financial reporting. This exclusion represented approximately 1.0 percent of total sales and 1.5 percent of net income as well as 9.9 percent of net assets and 14.0 percent of total assets for the year ended December 31, 2006.

     The Company completed the acquisition of Toptech Systems, Inc. (Toptech) on December 1, 2006. Due to the timing of the acquisition, management has excluded Toptech from our evaluation of effectiveness of internal controls over financial reporting. This exclusion represented approximately 0.2 percent of total sales and 0.4 percent of net income as well as 3.2 percent of net assets and 3.5 percent of total assets for the year ended December 31, 2006.

     The Company's independent registered public accounting firm, Deloitte & Touche LLP has issued an attestation report on management's assessment of the Company's internal control over financial reporting dated February 27, 2007.


/s/ Lawrence D. Kingsley
-------------------------------------
Lawrence D. Kingsley
Chairman of the Board and
Chief Executive Officer

/s/ Dominic A. Romeo
-------------------------------------
Dominic A. Romeo
Vice President and Chief Financial
Officer

Northbrook, Illinois
February 27, 2007

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

     The information set forth under the captions "Report of Independent Registered Public Accounting Firm" and "Management's Report on Internal Control Over Financial Reporting" on pages 53 - 55 of Part II. Item 8. Financial Statements and Supplementary Data is incorporated herein by reference.

     There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     During the fourth quarter of 2006, the Company implemented a new ERP system at one of our larger business units. The Company believes that effective internal control over financial reporting was maintained during and after this conversion.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and the information under the subheading "Information Regarding the Board of Directors and Committees," in the Company's 2007 Proxy Statement is incorporated herein by reference. Information regarding executive officers of the Company is located in Part I. Item 1. of this report under the caption "Executive Officers of the Registrant."

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

ITEM 11. EXECUTIVE COMPENSATION.

     Information under the heading "Executive Compensation" in the Company's 2007 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

     Information under the heading "Security Ownership" in the Company's 2007 Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth certain information with respect to the Company's equity compensation plans as of December 31, 2006:

                                                   NUMBER OF SECURITIES     WEIGHTED-AVERAGE      NUMBER OF SECURITIES
                                                     TO BE ISSUED UPON      EXERCISE PRICE OF    REMAINING AVAILABLE FOR
                                                        EXERCISE OF            OUTSTANDING        FUTURE ISSUANCE UNDER
                                                   OUTSTANDING OPTIONS,     OPTIONS, WARRANTS      EQUITY COMPENSATION
PLAN CATEGORY                                      WARRANTS AND RIGHTS         AND RIGHTS               PLANS(1)
-------------                                      --------------------     -----------------    -----------------------
Equity compensation plans approved by the
  Company's shareholders ........................       3,844,488                $ 29.22                 858,766(2)
Equity compensation plans not approved by
  the Company's shareholders.....................              --                     --                 432,851(3)
                                                        ---------                -------               ---------
     Total ......................................       3,844,488                $ 29.22               1,291,617
                                                        =========                =======               =========

--------------------
(1) Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.

(2) Includes 27,985 shares remaining available for future issuance for settlement of Deferred Compensation Units under the Directors' Deferred Compensation Plan.

(3) Includes 432,851 shares remaining for future issuance for settlement of Deferred Compensation Units under the 1996 Deferred Compensation Plan for Non-Officer Presidents (the "Presidents' Deferred Compensation Plan"). Under the Presidents' Deferred Compensation Plan, presidents who are not officers can defer their compensation into either an interest-bearing account or a deferred compensation units account as of the date that such compensation would otherwise be payable. The deferred compensation credited to the interest-bearing account is credited with interest, as determined by the Company, on at least a quarterly basis, based on an interest rate equal to the Lehman Brothers Long Term AAA Corporate Bond Yield Average as determined on the first business day of December preceding the calendar year. Deferred compensation credited to the deferred compensation units account is converted into a number of Deferred Compensation Units (DCUs), which represent equivalent shares of the Company Common Stock.

     The number of DCUs is determined by dividing the amount deferred by the closing price of the Company's Common Stock the day before the date of deferral. The DCUs are entitled to receive dividend equivalents which are reinvested in DCUs based on the same formula for investment of a participant's deferral. Both of these accounts are payable upon separation of service within the meaning of Internal Revenue Code Section 409A of the Internal Revenue Code; however, no benefits are payable prior to the date that is six months after the date of separation of service, or the date of death of the employee, if earlier.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     No certain relationships exist. Information under the heading "Information Regarding the Board of Directors and Committees" in the Company's 2007 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information under the heading "Principal Accountant Fees and Services" in the Company's 2007 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(A)  1. Financial Statements

     Consolidated financial statements filed as part of this report are listed under Part II. Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

                                                                       2006 FORM
                                                                       10-K PAGE
                                                                       ---------
     2. Financial Statement Schedule

   Schedule II - Valuation and Qualifying Accounts.................        59

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements of IDEX or the Notes thereto.

     3. Exhibits

The exhibits filed with this report are listed on the "Exhibit Index."

(B)  Exhibit Index

     Reference is made to the Exhibit Index beginning on page 61 hereof.

                        IDEX CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                 (IN THOUSANDS)

                                                        BALANCE     CHARGED TO
                                                       BEGINNING     COSTS AND                                   BALANCE
DESCRIPTION                                             OF YEAR    EXPENSES (1)   DEDUCTIONS (2)   OTHER (3)   END OF YEAR
-----------                                            ---------   ------------   --------------   ---------   -----------
Allowance for Doubtful Accounts
Year Ended December 31, 2006:
   Deducted from assets to which they apply:
      Allowance for Doubtful Accounts ..............     $3,684        $553            $746          $  54        $3,545
Year Ended December 31, 2005:
   Deducted from assets to which they apply:
      Allowance for Doubtful Accounts...............      4,106         866             658           (630)        3,684
Year Ended December 31, 2004:
   Deducted from assets to which they apply:
      Allowance for Doubtful Accounts...............      3,640         976             904            394         4,106

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

Date: February 27, 2007

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

              SIGNATURE                                       TITLE                                DATE
              ---------                                       -----                                ----


/S/ LAWRENCE D. KINGSLEY                Chairman of the Board and Chief Executive Officer   February 27, 2007
-------------------------------------   (Principal Executive Officer)
Lawrence D. Kingsley


/S/ DOMINIC A. ROMEO                    Vice President and Chief Financial Officer          February 27, 2007
-------------------------------------   (Principal Financial and Accounting Officer)
Dominic A. Romeo


/S/ BRADLEY J. BELL                     Director                                            February 27, 2007
-------------------------------------
Bradley J. Bell


/S/ RUBY R. CHANDY                      Director                                            February 27, 2007
-------------------------------------
Ruby R. Chandy


/S/ FRANK S. HERMANCE                   Director                                            February 27, 2007
-------------------------------------
Frank S. Hermance


/S/ GREGORY B. KENNY                    Director                                            February 27, 2007
-------------------------------------
Gregory B. Kenny


/S/ NEIL A. SPRINGER                    Director                                            February 27, 2007
-------------------------------------
Neil A. Springer


/S/ MICHAEL T. TOKARZ                   Director                                            February 27, 2007
-------------------------------------
Michael T. Tokarz

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

4.5          Credit Agreement, dated as of December 21, 2006, among IDEX
             Corporation, Bank of America N.A. as Agent and Issuing Bank, and the Other Financial Institutions Party Hereto (incorporated by reference to Exhibit 10.1 to the Current Report of IDEX on Form
             8-K dated December 22, 2006, Commission File No. 1-10235)

4.6          Credit Lyonnais Uncommitted Line of Credit, dated as of December
             3, 2001 (incorporated by reference to Exhibit 4.6 to the Annual
             Report of IDEX on Form 10-K for the year ended December 31, 2001,
             Commission File No. 1-10235)

*4.6(a)      Amendment No. 7 dated as of December 12, 2006 to the Credit
             Lyonnais Uncommitted Line of Credit Agreement dated December 3,
             2001

10.1** Revised and Restated IDEX Management Incentive Compensation Plan for Key Employees Effective January 1, 2003

10.2**       Form of Indemnification Agreement of IDEX Corporation
             (incorporated by reference to Exhibit No. 10.23 to the Registration Statement on Form S-1 of IDEX, et al., Registration
             No. 33-28317, as filed on April 26, 1989)

                                       61

                                  EXHIBIT INDEX

Exhibit
Number       Description
-------      -----------
10.3**       Form of Shareholder Purchase and Sale Agreement of IDEX Corporation
             (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registration Statement on Form S-1 of IDEX, Registration No.
             33-28317, as filed on June 1, 1989)

10.4**       IDEX Corporation Amended and Restated Stock Option Plan for
             Outside Directors adopted by resolution of the Board of Directors dated as of January 25, 2000 (incorporated by reference to Exhibit
             No. 10.1 of the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2000, Commission File No. 10-10235)

10.4(a)**    First Amendment to IDEX Corporation Amended and Restated Stock
             Option Plan for Outside Directors, adopted by resolution of the
             Board of Directors dated as of November 20, 2003 (incorporated by reference to Exhibit 10.6 (a) to the Annual Report of IDEX on Form
             10-K for the year ended December 31, 2003)

10.5**       Non-Qualified Stock Option Plan for Non-Officer Key Employees of
             IDEX Corporation (incorporated by reference to Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K for the year ended
             December 31, 1992, Commission File No. 1-102351)

10.6**       Third Amended and Restated 1996 Stock Option Plan for Non-Officer
             Key Employees of IDEX Corporation dated January 9, 2003
             (incorporated by reference to Exhibit 4.1 to the Registration
             Statement on Form S-8 of IDEX, Registration No. 333-104768, as filed on April 25, 2003)

10.7**       Non-Qualified Stock Option Plan for Officers of IDEX Corporation
             (incorporated by reference to Exhibit No. 10.16 to the Annual
             Report of IDEX on Form 10-K for the year ended December 31, 1992,
             Commission File No. 1-102351)

10.8**       First Amended and Restated 1996 Stock Plan for Officers of IDEX
             Corporation (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March
             31, 1998, Commission File No. 1-102351)

10.9** 2001 Stock Plan for Officers dated March 27, 2001 (incorporated by reference to Exhibit No. 10.2 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2001, Commission File
             No. 1-10235)

10.10** Executive Incentive Bonus Plan dated March 27, 2001 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2001, Commission File
             No. 1-10235)

10.11**      IDEX Corporation Supplemental Executive Retirement Plan
             (incorporated by reference to Exhibit No. 10.17 to the Annual
             Report of IDEX on Form 10-K for the year ended December 31, 1992,
             Commission File No. 1-102351)

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

10.13(a)**   First Amendment to the IDEX Corporation 1996 Deferred Compensation
             Plan for Officers, dated March 23, 2004 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q
             for the quarter ended March 31, 2004)

10.14**      IDEX Corporation 1996 Deferred Compensation Plan for Non-Officer
             Presidents (incorporated by reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 of IDEX, et al., Registrant No.
             333-18643, as filed on December 23, 1996)

                                       62

                                  EXHIBIT INDEX

Exhibit
Number       Description
-------      -----------
10.15**      Letter Agreement between IDEX Corporation and John L. McMurray, dated April 24, 2000 (incorporated by reference to Exhibit No.
             10.17(a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)

10.16** Letter Agreement between IDEX Corporation and Dominic A. Romeo, dated December 1, 2003 (incorporated by reference to Exhibit No.
             10.21 to the Annual Report of IDEX on Form 10-K for the year ended
             December 31, 2003)

10.17**      Restricted Stock Award Agreement between IDEX Corporation and
             Dominic A. Romeo, dated January 14, 2004 (incorporated by reference to Exhibit No. 10.22 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2003)

10.18**      Employment Agreement between IDEX Corporation and Lawrence D.
             Kingsley, dated July 21, 2004 (incorporated by reference to
             Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended September 30, 2004)

10.18(a)**   First Amendment to Employment Agreement between IDEX Corporation and Lawrence D. Kingsley, dated March 22, 2005 (incorporated by reference to Exhibit 10.20 (a) to the Current Report of IDEX on
             Form 8-K dated March 24, 2005, Commission File No. 1-10235)

10.19**      Restricted Stock Award Agreement between IDEX Corporation and
             Lawrence D. Kingsley, dated August 23, 2004 (incorporated by reference to Exhibit No. 10.01 to the Periodic Report of IDEX on Form 8-K filed on August 26, 2004)

10.20**      Restricted Stock Award Agreement between IDEX Corporation and
             Lawrence D. Kingsley, dated March 22, 2005 (incorporated by reference to Exhibit No. 10.25 to the Current Report of IDEX on Form 8-K filed dated March 24, 2005, Commission File No. 1-10235)

10.21**      Form Stock Option Agreement (incorporated by reference to Exhibit
             10.23 to the Current Report of IDEX on Form 8-K dated March 24,
             2005, Commission File No. 1-10235)

10.22**      Form Restricted Stock Agreement (incorporated by reference to
             Appendix A of the Proxy Statement of IDEX Corporation, dated
             February 25, 2005, Commission File No. 1-10235)

10.23** IDEX Corporation Incentive Award Plan (incorporated by reference to Exhibit 10.24 to the Current Report of IDEX on Form 8-K dated
             March 24, 2005, Commission File No. 1-10235)

10.24** Letter Agreement between IDEX Corporation and Frank J. Notaro, dated April 24, 2000

10.25**      Definitive agreement to acquire Banjo Corporation, dated September
             8, 2006, (incorporated by reference to exhibit 10.1 to the Current
             Report of IDEX on Form 8-K dated September 14, 2006, Commission
             File No. 1-10235)

*12          Ratio of Earnings to Fixed Charges

*13          The portions of IDEX Corporation's 2006 Annual Report to
             Shareholders, which are specifically incorporated by reference

*21          Subsidiaries of IDEX

*23          Consent of Deloitte & Touche LLP

                                      63

                                  EXHIBIT INDEX

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