Form 10-K/A
period 2006-12-31
IDEX CORP /DE/
filed 2007-05-01
CIK 832101

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO __________________

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

                 Registrant's telephone number: (847) 498-7070

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


       TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------          -----------------------------------------
          COMMON STOCK,                      NEW YORK STOCK EXCHANGE
    PAR VALUE $.01 PER SHARE               AND CHICAGO STOCK EXCHANGE


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

Large accelerated filer [X]   Accelerated filer [ ]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock (based on the June 30, 2006 closing price of $47.20) held by non-affiliates of IDEX Corporation was $2,495,689,616.

The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of February 15, 2007 was 53,823,941 (net of treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE
None

================================================================================

EXPLANATORY NOTE

This Amendment No. 1 to the Company's Annual Report on Form 10K for the year ended December 31, 2006 is being filed to amend Exhibit 13 to include language required by the New York Stock Exchange certification disclosures.

As such, we have filed the following exhibits herewith:

   13 The portions of IDEX Corporation's 2006 Annual Report to Shareholders, which are specifically incorporated by reference

   31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



Except as described above, no other changes have been made to the original filing and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original filing.




                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  IDEX CORPORATION

                                  By: /s/ DOMINIC A. ROMEO
                                      ------------------------------------------
                                      Dominic A. Romeo
                                      Vice President and Chief Financial Officer

Date: May 1, 2007