Form 10-Q
period 2007-03-31
IDEX CORP /DE/
filed 2007-05-07
CIK 832101

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------

                                    FORM 10-Q




   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2007
                                      OR
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES
          EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 1-10235


                                  ------------

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

     Number of shares of common stock of IDEX Corporation outstanding as of April 30, 2007: 54,082,742 (net of treasury shares).


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements..............................................     1
         Consolidated Balance Sheets.......................................     1
         Consolidated Statements of Operations.............................     2
         Consolidated Statements of Shareholders' Equity...................     3
         Consolidated Statements of Cash Flows.............................     4
         Notes to Consolidated Financial Statements........................     5
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................    13
         Cautionary Statement Under the Private Securities Litigation
         Reform Act........................................................    13
         Historical Overview and Outlook...................................    13
         Results of Operations.............................................    14
         Liquidity and Capital Resources...................................    17
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........    18
Item 4.  Controls and Procedures...........................................    18

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.................................................    19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......    19
Item 5.  Other Information.................................................    19
Item 6.  Exhibits..........................................................    19
Signatures.................................................................    20
Exhibit Index..............................................................    21
Certifications.............................................................    22

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                IDEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         MARCH 31, 2007   DECEMBER 31, 2006
                                                         --------------   -----------------



ASSETS
Current assets
  Cash and cash equivalents............................    $   77,500         $   77,941
  Receivables, less allowance for doubtful accounts of
     $4,253 at March 31, 2007 and $3,545 at December
     31, 2006..........................................       196,336            166,485
  Inventories..........................................       169,668            160,687
  Assets held for sale.................................           852                829
  Other current assets.................................        21,803             11,966
                                                           ----------         ----------
     Total current assets..............................       466,159            417,908
Property, plant and equipment -- net...................       167,278            165,949
Goodwill...............................................       927,495            912,600
Intangible assets -- net...............................       180,775            171,363
Other noncurrent assets................................         2,533              3,001
                                                           ----------         ----------
     Total assets......................................    $1,744,240         $1,670,821
                                                           ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable...............................    $   87,332         $   75,444
  Accrued expenses.....................................        91,794             95,170
  Short-term borrowings................................       158,489              8,210
  Liabilities held for sale............................           229                373
  Dividends payable....................................            --              8,055
                                                           ----------         ----------
     Total current liabilities.........................       337,844            187,252
Long-term borrowings...................................       217,900            353,770
Deferred income taxes..................................       109,293            100,316
Other noncurrent liabilities...........................        50,437             50,211
                                                           ----------         ----------
     Total liabilities.................................       715,474            691,549
                                                           ----------         ----------
Commitment and contingencies
Shareholders' equity
  Preferred stock:
     Authorized: 5,000,000 shares, $.01 per share par
       value; Issued: None.............................            --                 --
  Common stock:
     Authorized: 150,000,000 shares, $.01 per share par
       value Issued: 54,018,711 shares at March 31,
       2007 and 53,779,414 shares at December 31,
       2006............................................           540                538
  Additional paid-in capital...........................       336,578            326,968
  Retained earnings....................................       674,042            638,579
  Pension liability adjustments........................       (25,716)           (26,309)
  Cumulative translation adjustment....................        57,606             52,295
  Treasury stock at cost: 92,118 shares at March 31,
     2007 and 82,255 shares at December 31, 2006.......        (3,750)            (3,248)
  Unearned compensation................................       (10,534)            (9,551)
                                                           ----------         ----------
     Total shareholders' equity........................     1,028,766            979,272
                                                           ----------         ----------
     Total liabilities and shareholders' equity........    $1,744,240         $1,670,821
                                                           ==========         ==========




                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               FIRST QUARTER ENDED
                                                                    MARCH 31,
                                                               -------------------
                                                                 2007       2006
                                                               --------   --------


Net sales....................................................  $333,268   $266,388
Cost of sales................................................   193,604    156,255
                                                               --------   --------
Gross profit.................................................   139,664    110,133
Selling, general and administrative expenses.................    78,112     62,355
                                                               --------   --------
Operating income.............................................    61,552     47,778
Other income -- net..........................................       573         11
Interest expense.............................................     6,379      2,941
                                                               --------   --------
Income from continuing operations before income taxes........    55,746     44,848
Provision for income taxes...................................    18,915     15,267
                                                               --------   --------
Income from continuing operations............................    36,831     29,581
Income (loss) from discontinued operations, net of tax.......      (164)       497
                                                               --------   --------
Net income...................................................  $ 36,667   $ 30,078
                                                               ========   ========
Basic earnings per common share:
Continuing operations........................................  $   0.69   $   0.56
Discontinued operations......................................        --       0.01
                                                               --------   --------
Net income...................................................  $   0.69   $   0.57
                                                               ========   ========
Diluted earnings per common share:
Continuing operations........................................  $   0.68   $   0.55
Discontinued operations......................................     (0.01)      0.01
                                                               --------   --------
Net income...................................................  $   0.67   $   0.56
                                                               ========   ========
Share data:
Basic weighted average common shares outstanding.............    53,509     52,637
Diluted weighted average common shares outstanding...........    54,451     53,857
Basic earnings per common share: (adjusted for announced
stock split- See Note 16) Continuing operations..............  $   0.46   $   0.37
Discontinued operations......................................        --       0.01
                                                               --------   --------
Net income...................................................  $   0.46   $   0.38
                                                               ========   ========
Diluted earnings per common share: (adjusted for announced
  stock split- See Note 16)
Continuing operations........................................  $   0.45   $   0.37
Discontinued operations......................................        --         --
                                                               --------   --------
Net income...................................................  $   0.45   $   0.37
                                                               ========   ========
Share data: (adjusted for announced stock split- See Note 16)
Basic weighted average common shares outstanding.............    80,264     78,956
Diluted weighted average common shares outstanding...........    81,677     80,786



                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                               COMMON STOCK &
                                 ADDITIONAL                PENSION     CUMULATIVE                              TOTAL
                                   PAID-IN     RETAINED   LIABILITY   TRANSLATION  TREASURY    UNEARNED    SHAREHOLDERS'
                                   CAPITAL     EARNINGS  ADJUSTMENTS   ADJUSTMENT    STOCK   COMPENSATION      EQUITY
                               --------------  --------  -----------  -----------  --------  ------------  -------------


Balance, December 31, 2006...     $327,506     $638,579    $(26,309)    $52,295     $(3,248)   $ (9,551)     $  979,272
                                  --------     --------    --------     -------     -------    --------      ----------
Net income...................                    36,667                                                          36,667
Other comprehensive income,
  net of tax
  Cumulative translation
     adjustment..............                                             5,311                                   5,311
  Amortization of periodic
     pension cost............                                   593                                                 593
                                                                                                             ----------
  Other comprehensive
     income..................                                                                                     5,904
                                                                                                             ----------
     Comprehensive income....                                                                                    42,571
                                                                                                             ----------
Issuance of 198,047 shares of
  common stock from exercise
  of stock options and
  deferred compensation
  plans......................        7,726                                                                        7,726
Issuance of 12,250 shares of
  restricted common stock....        1,886                                                       (1,886)             --
Amortization of restricted
  common stock award.........                                                                       903             903
Restricted shares surrendered
  for tax withholdings.......                                                          (502)                       (502)
Cumulative effect of change
  in accounting for
  uncertainties in income
  taxes (FIN No. 48 -- see
  Note 14)...................                    (1,204)                                                         (1,204)
                                  --------     --------    --------     -------     -------    --------      ----------
Balance, March 31, 2007......     $337,118     $674,042    $(25,716)    $57,606     $(3,750)   $(10,534)     $1,028,766
                                  --------     --------    --------     -------     -------    --------      ----------




                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                     FIRST QUARTER
                                                                    ENDED MARCH 31,
                                                                  -------------------
                                                                    2007       2006
                                                                  --------   --------


Cash flows from operating activities of continuing operations
Net Income......................................................  $ 36,667   $ 30,078
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Income (loss) from discontinued operations....................       164       (498)
  Depreciation and amortization.................................     7,125      6,026
  Amortization of intangible assets.............................     2,014        267
  Amortization of debt issuance expenses........................       115        114
  Stock-based compensation expense..............................     2,444      2,416
  Deferred income taxes.........................................    (1,763)     5,477
  Excess tax benefit from stock-based compensation..............    (1,784)    (2,543)
  Changes in (net of the effect from acquisitions):
     Receivables................................................   (21,965)   (16,375)
     Inventories................................................    (4,101)    (3,679)
     Trade accounts payable.....................................     8,253      6,720
     Accrued expenses...........................................    (5,947)     1,744
  Other -- net..................................................    (5,553)    (5,704)
                                                                  --------   --------
       Net cash flows from operating activities of continuing
          operations............................................    15,669     24,043
Cash flows from investing activities of continuing operations
  Additions to property, plant and equipment....................    (5,418)    (4,015)
  Acquisition of businesses, net of cash acquired...............   (24,917)   (27,255)
                                                                  --------   --------
       Net cash flows from investing activities of continuing
          operations............................................   (30,335)   (31,270)
Cash flows from financing activities of continuing operations
  Borrowings under credit facilities for acquisitions...........    12,885         --
  Net repayments of other long-term debt........................      (362)      (599)
  Dividends paid................................................    (8,055)    (6,321)
  Distributions from discontinued operations....................      (331)       451
  Proceeds from stock option exercises..........................     4,268      6,163
  Excess tax benefit from stock-based compensation..............     1,784      2,543
  Other -- net..................................................     1,269       (504)
                                                                  --------   --------
       Net cash flows from financing activities of continuing
          operations............................................    11,458      1,733
Cash flows from discontinued operations
  Net cash (used in) provided by operating activities of
     discontinued operations....................................      (329)       480
  Net cash used in investing activities of discontinued
     operations.................................................        --       (106)
  Net cash provided by (used in) financing activities of
     discontinued operations....................................       331       (451)
                                                                  --------   --------
       Net cash flows from discontinued operations..............        (2)       (77)
Effect of exchange rate changes on cash and cash equivalents....     2,767       (608)
                                                                  --------   --------
Net decrease in cash............................................      (439)    (6,179)
Cash and cash equivalents at beginning of year..................    77,943     77,290
                                                                  --------   --------
Cash and cash equivalents at end of period......................    77,504     71,111
                                                                  --------   --------
Less-cash, end of period-discontinued operations................         4         12
                                                                  --------   --------
Cash and cash equivalents at end of period-continuing
  operations....................................................  $ 77,500   $ 71,099
                                                                  ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest......................................................  $  8,843   $  5,410
  Income taxes..................................................    12,919      5,796
Significant non-cash activities:
  Issuance of restricted stock..................................  $  1,886   $     --
  Debt acquired with acquisition of business....................     1,653      6,996
  Capital expenditures included in accounts payable.............       365         --



                 See Notes to Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of IDEX Corporation ("IDEX" or the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

     The consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

2.  ACQUISITIONS

     On February 14, 2007, the Company acquired Faure Herman SA, a leading provider of ultrasonic and helical turbine flow meters used in the custody transfer and control of high value fluids and gases. Headquartered in La Ferte Bernard, France, Faure Herman has sales offices in Europe and North America, with annual revenues of approximately $22 million. Faure Herman will be operated as part of the company's Liquid Controls business within its Fluid & Metering Technologies segment. IDEX acquired Faure Herman for an aggregate purchase price of $26.1 million, consisting of $24.4 million in cash and the assumption of approximately $1.7 million of debt. The cash payment was partially financed by borrowings under the Company's credit facility. Goodwill and intangible assets recognized as part of this transaction were $11.8 million and $11.0 million, respectively. The $11.8 million of goodwill is not deductible for tax purposes.

     The purchase price for Faure Herman, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisitions. The purchase price allocation is preliminary and further refinements may be necessary pending finalization of asset valuations.

     The results of operations for this acquisition have been included within the financial results from the date of the acquisition. The Company does not consider this acquisition to be material to its results of operations for any of the periods presented.

3.  DISCONTINUED OPERATIONS

     On July 11, 2006, IDEX sold Lubriquip, its lubricant dispensing business that operated as part of IDEX's Dispensing Equipment segment.

     During the third quarter of 2006, the Company determined that Halox, its chemical and electrochemical systems product line operating as a unit of Pulsafeeder in IDEX's Fluid & Metering Technologies segment, met the criteria to be classified as a discontinued operation. The Company is marketing the Halox operation and conducting other actions with the intention to complete the sale within one year.

     Financial information for all periods presented has been restated to present the operating results of Halox as discontinued operations, while the operating results for the three months ended March 31, 2006 also include Lubriquip as discontinued operations.

                        IDEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

     Summarized results of the Company's discontinued operations are as follows:


                                                             FIRST QUARTER
                                                              ENDED MARCH
                                                                  31,
                                                            --------------
                                                             2007    2006
                                                            -----   ------
                                                            (IN THOUSANDS)


Revenue...................................................  $ 621   $8,683
                                                            =====   ======
Income (loss) from discontinued operations before income
  taxes...................................................   (252)     725
Income tax benefit (provision)............................     88     (228)
                                                            -----   ------
Income (loss) from discontinued operations................  $(164)  $  497
                                                            =====   ======



     Total assets and liabilities expected to be transferred as part of the sale of discontinued operations held for sale at March 31, 2007 and December 31, 2006 were as follows:


                                                        MARCH 31,   DECEMBER 31,
                                                           2007         2006
                                                        ---------   ------------
                                                             (IN THOUSANDS)


Cash and cash equivalents.............................     $  4         $  2
Receivables, net......................................      382          424
Inventory.............................................      325          272
Other current assets..................................       26           20
Property, plant and equipment, net equivalents........      115          111
                                                           ----         ----
  Assets held for sale................................     $852         $829
                                                           ====         ====
Accounts payable......................................     $127         $154
Other liabilities.....................................      102          219
                                                           ----         ----
     Liabilities held for sale........................     $229         $373
                                                           ====         ====



4.  BUSINESS SEGMENTS

     Information on IDEX's business segments from continuing operations is presented below, based on the nature of products and services offered. IDEX evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                        IDEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)


                                                         FIRST QUARTER ENDED
                                                              MARCH 31,
                                                         -------------------
                                                           2007       2006
                                                         --------   --------
                                                            (IN THOUSANDS)


Net sales
  Fluid & Metering Technologies:
     External customers................................  $136,302   $101,638
     Intersegment sales................................       404        282
                                                         --------   --------
       Total group sales...............................   136,706    101,920
                                                         --------   --------
  Health & Science Technologies:
     External customers................................    79,878     62,127
     Intersegment sales................................       842        894
                                                         --------   --------
       Total group sales...............................    80,720     63,021
                                                         --------   --------
  Dispensing Equipment:
     External customers................................    47,893     41,408
     Intersegment sales................................        --         --
                                                         --------   --------
       Total group sales...............................    47,893     41,408
                                                         --------   --------
  Fire & Safety/Diversified Products:
     External customers................................    69,195     61,215
     Intersegment sales................................         1          1
                                                         --------   --------
       Total group sales...............................    69,196     61,216
                                                         --------   --------
  Intersegment elimination.............................    (1,247)    (1,177)
                                                         --------   --------
       Total net sales.................................  $333,268   $266,388
                                                         ========   ========
Operating income
  Fluid & Metering Technologies........................  $ 29,751   $ 19,759
  Health & Science Technologies........................    13,863     12,280
  Dispensing Equipment.................................    11,704     10,330
  Fire & Safety/Diversified Products...................    15,358     13,655
  Corporate office and other...........................    (9,124)    (8,246)
                                                         --------   --------
          Total operating income.......................  $ 61,552   $ 47,778
                                                         ========   ========



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

                        IDEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)


certain deferred compensation agreements ("DCUs"). Basic weighted average shares reconciles to diluted weighted average shares as follows:


                                                             FIRST QUARTER
                                                            ENDED MARCH 31,
                                                            ---------------
                                                             2007     2006
(IN THOUSANDS)                                              ------   ------


Basic weighted average common shares outstanding..........  53,509   52,637
Dilutive effect of stock options, unvested restricted
  shares, and DCUs........................................     942    1,220
                                                            ------   ------
Diluted weighted average common shares outstanding........  54,451   53,857
                                                            ======   ======



     Options to purchase approximately .8 million and .6 million shares of common stock as of March 31, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.

6.  INVENTORIES

     The components of inventories as of March 31, 2007 and December 31, 2006 were:


                                                        MARCH 31, 2007   DECEMBER 31, 2006
                                                        --------------   -----------------
                                                                  (IN THOUSANDS)


Raw materials.........................................     $ 63,744           $ 63,360
Work-in-process.......................................       18,174             16,420
Finished goods........................................       87,750             80,907
                                                           --------           --------
  Total...............................................     $169,668           $160,687
                                                           ========           ========



     Inventories carried on a LIFO basis amounted to $140.7 million and $133.7 million at March 31, 2007 and December 31, 2006, respectively. The excess of current cost over LIFO inventory value amounted to $3.4 million and $3.1 million at March 31, 2007 and December 31, 2006 respectively.

7.  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the three months ended March 31, 2007, by business group, were as follows:


                             FLUID & METERING   HEALTH & SCIENCE   DISPENSING      FIRE & SAFETY/
                               TECHNOLOGIES       TECHNOLOGIES      EQUIPMENT   DIVERSIFIED PRODUCTS     TOTAL
                             ----------------   ----------------   ----------   --------------------   --------
                                                               (IN THOUSANDS)


Balance at December 31,
  2006.....................      $304,464           $333,801        $128,457          $145,878         $912,600
Foreign currency
  translation..............           693                180             743               491            2,107
Acquisitions...............        11,791                 --              --                --           11,791
Acquisition adjustments....           949                 48              --                --              997
                                 --------           --------        --------          --------         --------
Balance at March 31, 2007..      $317,897           $334,029        $129,200          $146,369         $927,495
                                 ========           ========        ========          ========         ========


                        IDEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of March 31, 2007 and December 31, 2006:


                                          AT MARCH 31, 2007                  AT DECEMBER 31, 2006
                                       -----------------------             -----------------------
                                         GROSS                               GROSS
                                       CARRYING    ACCUMULATED   AVERAGE   CARRYING    ACCUMULATED
                                        AMOUNT    AMORTIZATION     LIFE     AMOUNT    AMORTIZATION
                                       --------   ------------   -------   --------   ------------
                                                              (IN THOUSANDS)


Amortizable intangible assets:
  Patents............................  $  8,550     $ (5,308)       10     $  8,508      $(5,171)
  Trade names........................    31,114       (1,649)       18       30,081       (1,224)
  Customer relationships.............    72,806       (2,600)       17       64,796       (1,609)
  Non-compete agreements.............     4,384       (1,305)        4        4,087         (702)
  Unpatented technology..............     7,268         (253)       16        4,727         (127)
  Other..............................     6,278         (610)        5        6,457         (560)
                                       --------     --------               --------      -------
     Total amortizable intangible
       assets........................   130,400      (11,725)               118,656       (9,393)
Banjo trade name.....................    62,100           --                 62,100           --
                                       --------     --------               --------      -------
Balance at March 31, 2007............  $192,500     $(11,725)              $180,756      $(9,393)
                                       ========     ========               ========      =======



8.  ACCRUED EXPENSES

     The components of accrued expenses as of March 31, 2007 and December 31, 2006 were:


                                                        MARCH 31,   DECEMBER 31,
                                                           2007         2006
                                                        ---------   ------------
                                                             (IN THOUSANDS)


Payroll and related items.............................   $33,418       $32,897
Management incentive compensation.....................     3,005        15,279
Income taxes payable..................................    16,506        10,897
Deferred income taxes.................................     1,262         1,359
Insurance.............................................    11,336        10,338
Other.................................................    26,267        24,400
                                                         -------       -------
  Total accrued expenses..............................   $91,794       $95,170
                                                         =======       =======



9.  BORROWINGS

     The $150.0 million of 6.875% Senior Notes due February 15, 2008 have been reclassified from long-term borrowings to short-term borrowings.

10.  PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at March 31, 2007 and December 31, 2006.

11.  SHARE-BASED COMPENSATION

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123R using the modified prospective method, and thus did not restate any prior period amounts. Under this method, compensation cost in the three months ending March 31, 2007 include the portion vesting in the period for

                        IDEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)


(1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Binomial lattice option-pricing model.

     Total compensation cost for stock options is as follows:


                                                             FIRST QUARTER
                                                            ENDED MARCH 31,
                                                            ---------------
                                                             2007     2006
                                                            ------   ------
                                                             (IN THOUSANDS)


General and administrative expenses.......................  $1,325   $1,515
Cost of goods sold........................................     216      223
                                                            ------   ------
Total expense before income taxes.........................   1,541    1,738
Income tax benefit........................................    (561)    (522)
                                                            ------   ------
Total expense after income taxes..........................  $  980   $1,216
                                                            ======   ======



     Total compensation cost for restricted stock is as follows:


                                                                  FIRST
                                                                 QUARTER
                                                               ENDED MARCH
                                                                   31,
                                                              ------------
                                                               2007   2006
                                                              -----   ----
                                                                   (IN
                                                               THOUSANDS)


General and administrative expenses.........................  $ 899   $678
Cost of goods sold..........................................      4     --
                                                              -----   ----
Total expense before income taxes...........................    903    678
Income tax benefit..........................................   (166)   (80)
                                                              -----   ----
Total expense after income taxes............................  $ 737   $598
                                                              =====   ====



     Recognition of compensation cost within the Statement of Operations is consistent with recognition of cash compensation for the same employees, and compensation cost capitalized as part of inventory was immaterial.

     As of March 31, 2007, there was $12.4 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.3 years, and $7.7 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.4 years.

                        IDEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

12.  RETIREMENT BENEFITS

     The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.


                                                               PENSION BENEFITS
                                                   ---------------------------------------
                                                        FIRST QUARTER ENDED MARCH 31,
                                                   ---------------------------------------
                                                          2007                 2006
                                                   ------------------   ------------------
                                                     U.S.    NON-U.S.     U.S.    NON-U.S.
                                                   -------   --------   -------   --------
                                                                (IN THOUSANDS)


Service cost.....................................  $   512     $ 221    $   744     $ 162
Interest cost....................................    1,062       386        945       282
Expected return on plan assets...................   (1,322)     (261)    (1,209)     (182)
Net amortization.................................      666       185        625       126
                                                   -------     -----    -------     -----
  Net periodic benefit cost......................  $   918     $ 531    $ 1,105     $ 388
                                                   =======     =====    =======     =====





                                                                 OTHER
                                                                BENEFITS
                                                              -----------
                                                                 FIRST
                                                                QUARTER
                                                              ENDED MARCH
                                                                  31,
                                                              -----------
                                                              2007   2006
                                                              ----   ----
                                                                  (IN
                                                               THOUSANDS)


Service cost................................................  $123   $110
Interest cost...............................................   325    319
Expected return on plan assets..............................    --     --
Net amortization............................................    83     57
                                                              ----   ----
  Net periodic benefit cost.................................  $531   $486
                                                              ====   ====



     The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute approximately $5.1 million to these pension plans and $1.3 million to its other postretirement benefit plans in 2007. As of March 31, 2007, $.8 million of contributions have been made to the pension plans and $.3 million has been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $5.3 million in 2007 to fund these pension plans and other postretirement benefit plans.

13.  LEGAL PROCEEDINGS

     IDEX is a party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

14.  INCOME TAXES

     The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $18.9 million in the first quarter of 2007 from $15.3 million in the first quarter of 2006. The effective tax rate decreased to 33.9% in the first quarter of 2007 from 34.0% in the first quarter of 2006.

     The Company and it subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of

                        IDEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)


SFAS No. 109." In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of $1.2 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings.

     At January 1, 2007, the Company had $6.6 million in unrecognized tax benefits, the recognition of which would have an effect of $5.8 million on the effective tax rate. Included in the balance of unrecognized tax benefits at January 1, 2007, is between $.5 million and $.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This range represents a decrease in unrecognized tax benefits and depends on the ultimate closure date of various examinations.

     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had accrued $.9 million and $.2 million for the potential payment of interest and penalties, respectively.

     As of January 1, 2007 the Company is subject to U.S. Federal income tax examinations for the tax years 2000 through 2006, however the 2001 and 2002 tax years are limited to adjustments to the research and development credit only. The Company is subject to non-U.S. income tax examinations for the tax years 2002 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2006 in jurisdictions for which tax returns have been filed.

     During the first quarter of 2007, unrecognized tax benefits were reduced by $1.7 million due to the resolution of various income tax audits, of which $.4 million reduced the effective tax rate.

15.  NEW ACCOUNTING PRONOUNCEMENTS

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

16.  SUBSEQUENT EVENTS

     On April 4, 2007, the Company's Board of Directors authorized a 20 percent increase in the Company's regular quarterly cash dividend and declared a 3-for-2 split of the Company's common stock. The regular quarterly cash dividend will increase to $0.18 per common share (or $0.12 per post-split share), payable April 30, 2007, to shareholders of record as of April 16, 2007.

     The 3-for-2 stock split of IDEX common shares, which will be effected in the form of a 50 percent stock dividend, will result in the issuance of one additional share of IDEX common stock for every two shares owned as of the record date. The new shares are payable on May 21, 2007, to shareholders of record as of May 7, 2007. Par value of common stock remained at $.01 per share.

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

     IDEX consists of four reportable segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment and Fire &
Safety/Diversified Products.

     The Fluid & Metering Technologies Group produces pumps, compressors, flow meters, and related controls for the movement of liquids and gases in a diverse range of end markets from industrial infrastructure to food and beverage. The Health & Science Technologies Group produces a wide variety of small scale, highly accurate pumps, valves, fittings and medical devices, as well as compressors used in medical, dental and industrial applications. The Dispensing Equipment Group produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes, hair colorants and other personal care products, as well as refinishing equipment. The Fire &Safety/Diversified Products Group produces firefighting pumps, rescue tools, lifting bags and other components and systems for the fire and rescue industry; and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

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

     Some of our key 2007 financial highlights for the three months ended March 31, 2007 were as follows:

     - Orders were $362.8 million, 23% higher than a year ago; base business orders -- excluding acquisitions and foreign currency translation -- were up 9%.

     - Sales of $333.3 million rose 25%; base business sales -- excluding acquisitions and foreign currency translation -- were up 10%.

     - Gross margins improved 60 basis points to 41.9% of sales, while operating margins at 18.5% were 60 basis points higher than a year ago.

     - Income from continuing operations increased 25% to $36.8 million.

     - Diluted EPS from continuing operations of $0.68 was 13 cents ahead of the same period 2006.

     - Net income increased 22% to $36.7 million.

     - Diluted EPS of $0.67 was 11 cents ahead of the same period of 2006.

     Our business units continue to deliver profitable sales growth as a result of new product initiatives and market initiatives and our on-going commitment to operational excellence. During the first three months of the year, organic sales growth was 10 percent, reflecting particular strength in Fluid & Metering Technologies at 12 percent and Dispensing Equipment at 10 percent. As we move forward, we believe we are well positioned in attractive product segments buoyed by strong underlying industry fundamentals. We are leveraging commercial and operational excellence to effectively serve our customers, expand our market position and generate profitable growth.

     The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth above.

     As a short-cycle business, our performance is reliant upon the current pace of incoming orders, and we have limited visibility on future business conditions. We believe IDEX is well positioned for earnings expansion. This is based on our favorable cost structure resulting from our operational excellence discipline, our investment in new products, applications and global markets, and our pursuit of strategic acquisitions to help drive IDEX's longer term profitable growth.

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on the following page and the Company's Consolidated Statements of Operations included in Item 1. During the third quarter 2006, the Company determined that Halox, its chemical and electrochemical systems business, met the criteria to be classified as a discontinued operation. During the second quarter, the Company determined that Lubriquip, its lubricant dispensing business, met the criteria to be classified as a discontinued operation and was subsequently sold July 11, 2006. Financial information for all periods presented has been restated to present the operating results of Halox as discontinued operations, while the operating results for the three months ended March 31, 2006 have been restated to present Lubriquip as discontinued operations.

  PERFORMANCE IN THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THE SAME PERIOD OF 2006

     For the three months ended March 31, 2007, orders, sales and profits were higher than the comparable three months of last year. New orders totaled $362.8 million, 23% higher than the same period last year. Excluding the impact of foreign currency translation and the five acquisitions made since the beginning of 2006 (JUN-AIR -- February 2006, EPI -- May 2006, Banjo -- October 2006, Toptech -- December 2006 and Faure Herman -- February 2007), base business orders were 9% higher than the same period one year ago.

     Sales in the three months ended March 31, 2007 were $333.3 million, a 25% improvement from the comparable period last year. The increase was driven by base business shipments of 10%, acquisitions accounted for 13% and foreign currency translation contributed 2%. Sales to international customers from base businesses represented approximately 44% of total sales in the current period of both 2007 and 2006.

     During the quarter, Fluid & Metering Technologies contributed 41% of sales and 42% of operating income; Health & Science Technologies accounted for 24% of sales and 20% of operating income; Dispensing Equipment accounted for 14% of sales and 16% of operating income; and Fire & Safety/Diversified Products represented 21% of sales and 22% of operating income.

     Fluid & Metering Technologies Group sales of $136.7 million for the three months ended March 31, 2007 rose $34.8 million, or 34% compared with 2006, reflecting 12% base business growth, 21% for acquisitions and a 1% favorable impact from foreign currency translation. In the first quarter of 2007, base business sales grew approximately 7% domestically and 16% internationally. Base business sales to customers outside the U.S. were approximately 43% of total group sales during the first quarter of 2007 compared with 41% in the comparable quarter of 2006.

     Health & Science Technologies Group sales of $80.7 million increased $17.7 million, or 28%, in the first quarter of 2007 compared with last year's first quarter. This increase was attributed to the JUN-AIR and EPI acquisitions which contributed 21% and an increase in base business volume of 7%. In the first quarter of 2007, base business sales increased 7% domestically and 5% internationally. Base business sales to customers outside the U.S. were approximately 33% of total group sales in the first quarter of both 2007 and 2006.

     Dispensing Equipment Group sales of $47.9 million increased $6.5 million, or 16%, in the first quarter of 2007 compared with 2006. This increase reflects a 10% increase in base business volume and 6% from favorable foreign currency translation. In the first quarter of 2007, base business sales increased 18% domestically and increased 4% internationally. Base business sales to customers outside the U.S. were approximately 58% of total group sales in the first quarter of 2007, compared with 65% in the comparable quarter of 2006.

     Fire & Safety/Diversified Products Group sales of $69.2 million increased $8.0 million, or 13%, in the first quarter of 2007 compared with 2006. This increase reflects a 9% increase in base business volume, with an additional 4% of favorable foreign currency translation. In the first quarter of 2007, base business sales increased 8% domestically and 9% internationally. Base business sales to customers outside the U.S. were approximately 45% of total group sales in the first quarter of both 2007 and 2006.

                                                                THREE MONTHS ENDED
                                                                   MARCH 31,(1)
                                                               -------------------
                                                                 2007       2006
                                                               --------   --------
                                                                  (IN THOUSANDS)


Fluid & Metering Technologies
  Net sales..................................................  $136,706   $101,920
  Operating income(2)........................................    29,751     19,759
  Operating margin...........................................      21.8%      19.4%
  Depreciation and amortization..............................  $  3,549   $  2,233
  Capital expenditures.......................................     2,636      1,132
Health & Science Technologies
  Net sales..................................................  $ 80,720   $ 63,021
  Operating income(2)........................................    13,863     12,280
  Operating margin...........................................      17.2%      19.5%
  Depreciation and amortization..............................  $  2,569   $  1,399
  Capital expenditures.......................................     1,651        877
Dispensing Equipment
  Net sales..................................................  $ 47,893   $ 41,408
  Operating income(2)........................................    11,704     10,330
  Operating margin...........................................      24.4%      24.9%
  Depreciation and amortization..............................  $    547   $  1,013
  Capital expenditures.......................................       292        659
Fire & Safety/Diversified Products
  Net sales..................................................  $ 69,196   $ 61,216
  Operating income(2)........................................    15,358     13,655
  Operating margin...........................................      22.2%      22.3%
  Depreciation and amortization..............................  $  1,525   $  1,538
  Capital expenditures.......................................       886      1,138
Company
  Net sales..................................................  $333,268   $266,388
  Operating income(2)........................................    61,552     47,778
  Operating margin...........................................      18.5%      17.9%
  Depreciation and amortization(3)...........................  $  9,139   $  6,293
  Capital expenditures.......................................     5,783      4,015


--------

(1) First quarter data includes acquisition of Banjo (October 2006), Toptech (December 2006) and Faure Herman (February 2007) in the Fluid & Metering Technologies Group, JUN-AIR (February 2006) and EPI (May 2006) in the Health & Science Technologies Group and Airshore (January 2006) in the Fire & Safety/Diversified Products Group from the dates of acquisition.

(2) Group operating income excludes unallocated corporate operating expenses.

(3) Excludes amortization of debt issuance expenses and unearned stock compensation.

     Gross profit of $139.7 million, in the first quarter of 2007, increased $29.5 million, or 27%, from 2006. Gross profit as a percent of sales was 41.9% in the first quarter of 2007 and 41.3% 2006. The improved gross margins primarily reflect volume leverage and the Company's strategic sourcing and other operational excellence initiatives.

     Selling, general and administrative (SG&A) expenses increased to $78.1 million in the first quarter of 2007 from $62.4 million in 2006. First quarter SG&A expenses were unfavorably impacted by $1.0 million of severance cost associated with the Dispensing segment's international operations. In addition, higher total SG&A expenses reflect acquisitions, volume-related expenses, and reinvestment in the business to drive organic growth. As a percent of sales, SG&A expenses were 23.4% for both 2007 and 2006.

     Operating income increased $13.8 million, or 29%, to $61.6 in the first quarter of 2007 from $47.8 million in 2006, primarily reflecting higher volumes, partially offset by increased SG&A expenses. First quarter operating margins were 18.5% of sales, 60 basis points higher than the first quarter of 2006. The improvement from last year resulted from higher gross margins. In the Fluid & Metering Technologies Group, operating income of $29.8 million and operating margins of 21.8% in the first quarter of 2007 were up from the $19.8 million and 19.4% recorded in 2006 principally due to strong global demand and acquisitions. Operating income for the Health & Science Technologies Group of $13.9 million was up from the $12.3 million recorded in 2006 principally due to volume. Operating margins within Health & Science Technologies Group of 17.2% in the current quarter were down from 19.5% in 2006 primarily due to acquisitions and growth-related investments in the Company's medical product lines. Operating income for the Dispensing Equipment Group of $11.7 million was up from the $10.3 million recorded in 2006 mainly due to volume leverage and the impact of our operational excellence initiatives. Operating margins within Dispensing Equipment Group of 24.4% in the current quarter were down from 24.9% in 2006 primarily due to $1.0 million of severance-related expenses in Dispensing's international operations. Operating income in the Fire & Safety/Diversified Products Group of $15.4 million was higher than $13.7 recorded in 2006, due primarily to increased volume. Operating margins within Fire & Safety/Diversified Products Group of 22.2% in the current quarter were down from 22.3% in 2006, primarily due to product mix.

     Other income in the first quarter of 2007 increased $.6 million compared with 2006 primarily due to an increase in interest income.

     IDEX's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $18.9 million in the first quarter of 2007 from $15.3 million in 2006. The effective tax rate decreased slightly to 33.9% in the current quarter from 34.0% in the first quarter of 2006.

     Income from continuing operations for the current quarter was $36.8 million, 25% higher than the $29.6 million earned in the first quarter of 2006. Diluted earnings per share from continuing operations in the first quarter of 2007 of $.68 increased $.13, or 24%, compared with the first quarter of 2006.

     Net income for the current quarter of $36.7 million, which included a loss from discontinued operations of $.2 million, increased from the $30.1 million earned in the first quarter of 2006, which included income from discontinued operations of $.5 million. Diluted earnings per share in the first quarter of 2007 of $.67, which included a loss from discontinued operations of $.01, increased $.11, or 20%, compared with the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2007, working capital was $128.3 million and our current ratio was 1.4 to 1. Cash flows from operating activities decreased $8.3 million, or 35%, to $15.7 million in the first three months of 2007 mainly due to an increase in working capital requirements.

     Cash flows provided from operations were more than adequate to fund capital expenditures of $5.4 million and $4.0 million in the first three months of 2007 and 2006, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support IDEX's global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

     The Company acquired Faure Herman in February 2007 for cash consideration of $24.4 million and the assumption of approximately $1.7 million in debt. The cash payment was partially financed by borrowings under the Company's credit facility.

     In addition to the $150.0 million of 6.875% Senior Notes due February 15, 2008, the Company also has a $600.0 million domestic multi-currency bank revolving credit facility ("Credit Facility"), which expires December 21, 2011. With $207.0 million outstanding under the facility at March 31, 2007, and outstanding letters of credit totaling $5.7 million, the maximum amount available under the Credit Facility was $387.3 million. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate or, at the Company's election, at LIBOR plus an applicable margin payable at maturity. The applicable margin is based on the credit rating of our Senior Notes, and can range from 24 basis points to 50 basis points. Based on the Company's BBB rating at March 31, 2007, the applicable margin was 40 basis points. We also pay an annual fee of 10 basis points on the total Credit Facility.

     There are two financial covenants that the Company is required to maintain. As defined in the agreement, the minimum interest coverage ratio is 3.0 to 1 and the maximum leverage ratio is 3.25 to 1. At March 31, 2007, the Company was in compliance with both of these financial covenants.

     We also have a one-year, renewable $30.0 million demand line of credit ("Short-Term Facility"), which expires on December 12, 2007. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At March 31, 2007, there were no borrowings outstanding under this facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. The Company's interest rate exposure is primarily related to the $376.4 million of total debt outstanding at March 31, 2007. Approximately 60% of the debt is priced at interest rates that float with the market. A 50-basis point movement in the interest rate on the floating rate debt would result in an approximate $1.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. As of March 31, 2007, the Company did not have any derivative instruments outstanding.

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

     Claims have been filed in Alabama, California, Connecticut, Delaware, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Texas, Utah, Virginia, Washington and Wyoming. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for reasonable amounts. Only one case has been tried, resulting in a verdict for the Company's business unit.

     No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and IDEX does not currently believe the asbestos-related claims will have a material adverse effect on the Company's business, financial position, results of operations or cash flow.

     IDEX is also party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flow.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


                                                                          TOTAL NUMBER OF      MAXIMUM NUMBER
                                                                        SHARES PURCHASED AS  OF SHARES THAT MAY
                                                                          PART OF PUBLICLY    YET BE PURCHASED
                                       TOTAL NUMBER OF   AVERAGE PRICE    ANNOUNCED PLANS      UNDER THE PLANS
PERIOD                                SHARES PURCHASED  PAID PER SHARE     OR PROGRAMS(1)      OR PROGRAMS(1)
------                                ----------------  --------------  -------------------  ------------------


January 1, 2007 to January 31,
  2007..............................         --               --                 --               2,240,250
February 1, 2007 to February 28,
  2007..............................         --               --                 --               2,240,250
March 1, 2007 to March 31, 2007.....         --               --                 --               2,240,250


--------

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

May 7, 2007

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                                   DESCRIPTION
   -------                                  -----------


    3.1        Restated Certificate of Incorporation of IDEX Corporation (formerly
               HI, Inc.) (incorporated by reference to Exhibit No. 3.1 to the
               Registration Statement on Form S-1 of IDEX, et al., Registration No.
               33-21205, as filed on April 21, 1988)
    3.1(a)     Amendment to Restated Certificate of Incorporation of IDEX
               Corporation (formerly HI, Inc.), (incorporated by reference to
               Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form 10-Q for
               the quarter ended March 31, 1996, Commission File No. 1-10235)
    3.1 (b)    Amendment to Restated Certificate of Incorporation of IDEX
               Corporation (incorporated by reference to Exhibit No. 3.1(b) to the
               Current Report of IDEX on Form 8-K dated March 24, 2005, Commission
               File No. 1-10235)
    3.2        Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the
               Registration Statement on Form S-1 of IDEX, et al., Registration No.
               33-21205, as filed on July 17, 1989)
    3.2(a)     Amended and Restated Article III, Section 13 of the Amended and
               Restated By-Laws of IDEX Corporation (incorporated by reference to
               Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the
               Registration Statement on Form S-1 of IDEX, et al., Registration No.
               33-21205, as filed on February 12, 1990)
    4.1        Restated Certificate of Incorporation and By-Laws of IDEX Corporation
               (filed as Exhibits No. 3.1 through 3.2(a))
    4.2        Indenture, dated as of February 23, 1998, between IDEX Corporation, and Norwest Bank Minnesota, National Association, as Trustee,
               relating to the 6 7/8% Senior Notes of IDEX Corporation due February
               15, 2008 (incorporated by reference to Exhibit No. 4.1 to the Current
               Report of IDEX on Form 8-K dated February 23, 1998, Commission File
               No. 1-10235)
    4.3        Specimen Senior Note of IDEX Corporation (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated
               February 23, 1998, Commission File No. 1-10235)
    4.4        Specimen Certificate of Common Stock of IDEX Corporation
               (incorporated by reference to Exhibit No. 4.3 to the Registration
               Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as
               filed on September 16, 1991)
    4.5        Credit Agreement, dated as of December 21, 2006, among IDEX
               Corporation, Bank of America N.A. as Agent and Issuing Bank, and the
               Other Financial Institutions Party Hereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K dated
               December 22, 2006, Commission File No. 1-10235)
    4.6        Credit Lyonnais Uncommitted Line of Credit, dated as of December 3,
               2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission
               File No. 1-10235)
    4.6 (a)    Amendment No. 7 dated as of December 12, 2006 to the Credit Lyonnais
               Uncommitted Line of Credit Agreement dated December 3, 2001
               (incorporated by reference to Exhibit No. 4.6(a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2006, Commission
               File No. 1-10235)
  *10.1**      Revised IDEX Incentive Award Plan for Key Employees Effective
               February 12, 2007
  *31.1        Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
               or Rule 15d-14(a)
  *31.2        Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
               or Rule 15d-14(a)
  *32.1        Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
  *32.2        Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code


--------

*     Filed herewith

**    Management contract or compensatory plan or agreement.