Form 10-Q
period 2007-06-30
IDEX CORP /DE/
filed 2007-08-07
CIK 832101

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------

                                    FORM 10-Q




   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2007
                                      OR
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934



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

     Number of shares of common stock of IDEX Corporation outstanding as of July 31, 2007: 81,387,088 (net of treasury shares).


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements...............................................     1
          Condensed Consolidated Balance Sheets..............................     1
          Condensed Consolidated Statements of Operations....................     2
          Condensed Consolidated Statements of Shareholders' Equity..........     3
          Condensed Consolidated Statements of Cash Flows....................     4
          Notes to Condensed Consolidated Financial Statements...............     5
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................    14
          Cautionary Statement Under the Private Securities Litigation Reform
          Act................................................................    14
          Historical Overview and Outlook....................................    14
          Results of Operations..............................................    15
          Liquidity and Capital Resources....................................    20
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........    20
Item 4.   Controls and Procedures............................................    21

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings..................................................    21
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........    22
Item 4.   Submission of Matters to a vote of Security Holders................    22
Item 5.   Other Information..................................................    22
Item 6.   Exhibits...........................................................    22
Signatures...................................................................    23
Exhibit Index................................................................    24
Certifications...............................................................

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                IDEX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                         JUNE 30, 2007   DECEMBER 31, 2006
                                                         -------------   -----------------


ASSETS
Current assets
  Cash and cash equivalents............................    $   52,025        $   77,941
  Receivables, less allowance for doubtful accounts of
     $4,224 at June 30, 2007 and $3,545 at December 31,
     2006..............................................       199,320           166,485
  Inventories..........................................       174,054           160,687
  Assets held for sale.................................           776               829
  Other current assets.................................        20,093            11,966
                                                           ----------        ----------
     Total current assets..............................       446,268           417,908
Property, plant and equipment -- net...................       169,513           165,949
Goodwill...............................................       937,624           912,600
Intangible assets -- net...............................       190,754           171,363
Other noncurrent assets................................         4,953             3,001
                                                           ----------        ----------
     Total assets......................................    $1,749,112        $1,670,821
                                                           ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable...............................    $   90,991        $   75,444
  Accrued expenses.....................................        89,354            95,170
  Short-term borrowings................................       158,240             8,210
  Liabilities held for sale............................           129               373
  Dividends payable....................................         9,758             8,055
                                                           ----------        ----------
     Total current liabilities.........................       348,472           187,252
Long-term borrowings...................................       170,404           353,770
Deferred income taxes..................................       112,707           100,316
Other noncurrent liabilities...........................        50,669            50,211
                                                           ----------        ----------
     Total liabilities.................................       682,252           691,549
                                                           ----------        ----------
Commitment and contingencies
Shareholders' equity
  Preferred stock:
     Authorized: 5,000,000 shares, $.01 per share par
       value; Issued: None.............................            --                --
  Common stock:
     Authorized: 150,000,000 shares, $.01 per share par
       value Issued: 81,453,771 shares at June 30, 2007
       and 80,669,121 shares at December 31, 2006......           815               538
  Additional paid-in capital...........................       350,036           326,968
  Retained earnings....................................       696,206           638,579
  Treasury stock at cost: 138,177 shares at June 30,
     2007 and 123,383 shares at December 31, 2006......        (3,768)           (3,248)
  Unearned compensation................................       (12,790)           (9,551)
  Accumulated other comprehensive income...............        36,361            25,986
                                                           ----------        ----------
     Total shareholders' equity........................     1,066,860           979,272
                                                           ----------        ----------
     Total liabilities and shareholders' equity........    $1,749,112        $1,670,821
                                                           ==========        ==========




            See Notes to Condensed Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                  SECOND QUARTER       SIX MONTHS ENDED
                                                  ENDED JUNE 30,           JUNE 30,
                                               -------------------   -------------------
                                                 2007       2006       2007       2006
                                               --------   --------   --------   --------


Net sales....................................  $344,482   $296,573   $677,750   $562,961
Cost of sales................................   196,948    173,652    390,552    329,907
                                               --------   --------   --------   --------
Gross profit.................................   147,534    122,921    287,198    233,054
Selling, general and administrative
  expenses...................................    78,669     66,937    156,781    129,292
                                               --------   --------   --------   --------
Operating income.............................    68,865     55,984    130,417    103,762
Other income -- net..........................       521        258      1,094        269
Interest expense.............................     6,058      4,061     12,437      7,002
                                               --------   --------   --------   --------
Income from continuing operations before
  income taxes...............................    63,328     52,181    119,074     97,029
Provision for income taxes...................    21,493     17,562     40,408     32,829
                                               --------   --------   --------   --------
Income from continuing operations............    41,835     34,619     78,666     64,200
Income (loss) from discontinued operations,
  net of tax.................................      (205)       337       (369)       834
                                               --------   --------   --------   --------
Net income...................................  $ 41,630   $ 34,956   $ 78,297   $ 65,034
                                               ========   ========   ========   ========
Basic earnings per common share:
Continuing operations........................  $    .52   $    .44   $    .98   $    .81
Discontinued operations......................        --         --       (.01)       .01
                                               --------   --------   --------   --------
Net income...................................  $    .52   $    .44   $    .97   $    .82
                                               ========   ========   ========   ========
Diluted earnings per common share:
Continuing operations........................  $    .51   $    .43   $    .96   $    .79
Discontinued operations......................        --         --         --        .01
                                               --------   --------   --------   --------
Net income...................................  $    .51   $    .43   $     96   $    .80
                                               ========   ========   ========   ========
Share data:
Basic weighted average common shares
  outstanding................................    80,595     79,521     80,429     79,237
Diluted weighted average common shares
  outstanding................................    82,046     81,043     81,855     80,928



            See Notes to Condensed Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                          COMMON STOCK &                                     ACCUMULATED
                                            ADDITIONAL                                          OTHER          TOTAL
                                              PAID-IN     RETAINED  TREASURY    UNEARNED    COMPREHENSIVE  SHAREHOLDERS'
                                              CAPITAL     EARNINGS    STOCK   COMPENSATION      INCOME         EQUITY
                                          --------------  --------  --------  ------------  -------------  -------------


Balance, December 31, 2006..............     $327,506     $638,579   $(3,248)   $ (9,551)      $25,986       $  979,272
Net income..............................                    78,297                                               78,297
Other comprehensive income, net of tax
  Cumulative translation adjustment.....                                                         9,157            9,157
  Amortization of retirement
     obligations........................                                                         1,218            1,218
                                                                                               -------       ----------
  Other comprehensive income............                                                        10,375           10,375
                                                                                               -------       ----------
  Comprehensive income..................                                                                         88,672
                                                                                                             ----------
Issuance of 615,377 shares of common
  stock from exercise of stock options
  and deferred compensation plans.......       17,926                                                            17,926
Issuance of 128,549 shares of restricted
  common stock..........................        5,419                             (5,419)                            --
Amortization of restricted common stock
  award.................................                                           2,180                          2,180
Restricted shares surrendered for tax
  withholdings..........................                                (520)                                      (520)
Cash dividends declared -- $.24 per
  common share outstanding..............                   (19,466)                                             (19,466)
Cumulative effect of change in
  accounting for uncertainties in income
  taxes (FIN 48 -- See Note 15).........                    (1,204)                                              (1,204)
                                             --------     --------   -------    --------       -------       ----------
Balance, June 30, 2007..................     $350,851     $696,206   $(3,768)   $(12,790)      $36,361       $1,066,860
                                             ========     ========   =======    ========       =======       ==========




            See Notes to Condensed Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                         SIX MONTHS
                                                                                                       ENDED JUNE 30,
                                                                                                      ----------------
                                                                                                            2007
                                                                                                      ----------------


Cash flows from operating activities of continuing operations
Net income..........................................................................................      $ 78,297
Adjustments to reconcile net income to net cash provided by operating activities:
  Loss (income) from discontinued operations........................................................           369
  Gain on sale of fixed assets......................................................................            --
  Depreciation and amortization.....................................................................        14,079
  Amortization of intangible assets.................................................................         4,400
  Amortization of debt issuance expenses............................................................           230
  Stock-based compensation expense..................................................................         6,721
  Deferred income taxes.............................................................................         2,812
  Excess tax benefit from stock-based compensation..................................................        (3,651)
  Changes in (net of the effect from acquisitions):
  Receivables.......................................................................................       (20,203)
     Inventories....................................................................................        (4,344)
     Trade accounts payable.........................................................................         9,559
     Accrued expenses...............................................................................        (6,880)
  Other -- net......................................................................................        (1,821)
                                                                                                          --------
       Net cash flows provided by operating activities of continuing operations.....................        79,568
Cash flows from investing activities of continuing operations
  Purchases of property, plant and equipment........................................................       (12,830)
  Acquisition of businesses, net of cash acquired...................................................       (56,706)
  Proceeds from fixed assets disposals..............................................................            --
  Other.............................................................................................            --
                                                                                                          --------
       Net cash flows used in investing activities of continuing operations.........................       (69,536)
Cash flows from financing activities of continuing operations
  Borrowings under credit facilities for acquisitions...............................................        24,177
  Borrowings under credit facilities................................................................        21,758
  Payments under credit facilities..................................................................       (81,296)
  Dividends paid....................................................................................       (17,763)
  Distributions (to) from discontinued operations...................................................          (560)
  Proceeds from stock option exercises..............................................................         9,535
  Excess tax benefit from stock-based compensation..................................................         3,651
  Other -- net......................................................................................         1,768
                                                                                                          --------
       Net cash flows (used in) provided by financing activities of continuing operations...........       (38,730)
Cash flows from discontinued operations
  Net cash (used in) provided by operating activities of discontinued operations....................          (561)
  Net cash used in investing activities of discontinued operations..................................            --
  Net cash provided by (used in) financing activities of discontinued operations....................           560
                                                                                                          --------
       Net cash flows used in discontinued operations...............................................            (1)
Effect of exchange rate changes on cash and cash equivalents........................................         2,782
                                                                                                          --------
Net decrease in cash................................................................................       (25,917)
Cash and cash equivalents at beginning of year......................................................        77,943
                                                                                                          --------
Cash and cash equivalents at end of period..........................................................        52,026
                                                                                                          --------
Less-cash, end of period-discontinued operations....................................................             1
                                                                                                          --------
Cash and cash equivalents at end of period-continuing operations....................................      $ 52,025
                                                                                                          ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest..........................................................................................      $ 12,253
  Income taxes......................................................................................        40,364
Significant non-cash activities:
  Issuance of restricted stock......................................................................      $  5,419
  Debt acquired with acquisition of business........................................................         1,571
  Capital expenditures included in accounts payable.................................................           300

                                                                                                         SIX MONTHS
                                                                                                       ENDED JUNE 30,
                                                                                                      ----------------
                                                                                                            2006
                                                                                                      ----------------


Cash flows from operating activities of continuing operations
Net income..........................................................................................      $  65,034
Adjustments to reconcile net income to net cash provided by operating activities:
  Loss (income) from discontinued operations........................................................           (834)
  Gain on sale of fixed assets......................................................................           (810)
  Depreciation and amortization.....................................................................         12,825
  Amortization of intangible assets.................................................................          1,270
  Amortization of debt issuance expenses............................................................            228
  Stock-based compensation expense..................................................................          5,678
  Deferred income taxes.............................................................................        (20,263)
  Excess tax benefit from stock-based compensation..................................................         (4,633)
  Changes in (net of the effect from acquisitions):
  Receivables.......................................................................................        (13,052)
     Inventories....................................................................................           (801)
     Trade accounts payable.........................................................................          7,125
     Accrued expenses...............................................................................         20,169
  Other -- net......................................................................................         (3,189)
                                                                                                          ---------
       Net cash flows provided by operating activities of continuing operations.....................         68,747
Cash flows from investing activities of continuing operations
  Purchases of property, plant and equipment........................................................         (9,703)
  Acquisition of businesses, net of cash acquired...................................................       (120,186)
  Proceeds from fixed assets disposals..............................................................          1,048
  Other.............................................................................................           (800)
                                                                                                          ---------
       Net cash flows used in investing activities of continuing operations.........................       (129,641)
Cash flows from financing activities of continuing operations
  Borrowings under credit facilities for acquisitions...............................................         44,000
  Borrowings under credit facilities................................................................         35,813
  Payments under credit facilities..................................................................        (48,702)
  Dividends paid....................................................................................        (14,330)
  Distributions (to) from discontinued operations...................................................             15
  Proceeds from stock option exercises..............................................................         13,343
  Excess tax benefit from stock-based compensation..................................................          4,633
  Other -- net......................................................................................           (504)
                                                                                                          ---------
       Net cash flows (used in) provided by financing activities of continuing operations...........         34,268
Cash flows from discontinued operations
  Net cash (used in) provided by operating activities of discontinued operations....................            257
  Net cash used in investing activities of discontinued operations..................................           (321)
  Net cash provided by (used in) financing activities of discontinued operations....................            (15)
                                                                                                          ---------
       Net cash flows used in discontinued operations...............................................            (79)
Effect of exchange rate changes on cash and cash equivalents........................................            476
                                                                                                          ---------
Net decrease in cash................................................................................        (26,229)
Cash and cash equivalents at beginning of year......................................................         77,290
                                                                                                          ---------
Cash and cash equivalents at end of period..........................................................         51,061
                                                                                                          ---------
Less-cash, end of period-discontinued operations....................................................             10
                                                                                                          ---------
Cash and cash equivalents at end of period-continuing operations....................................      $  51,051
                                                                                                          =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest..........................................................................................      $   6,458
  Income taxes......................................................................................         31,419
Significant non-cash activities:
  Issuance of restricted stock......................................................................      $   3,531
  Debt acquired with acquisition of business........................................................          7,120
  Capital expenditures included in accounts payable.................................................             --



            See Notes to Condensed Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of IDEX Corporation ("IDEX" or the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

     The consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

  UNCERTAINTY IN INCOME TAXES

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of SFAS No. 109." This interpretation clarifies the accounting and disclosure for uncertain income tax positions relating to the uncertainty about whether a tax return position will ultimately be sustained by the respective tax authorities. See note 14 for the impact of FIN 48 on the Company's consolidated financial statements.

  STOCK SPLIT

     On April 4, 2007, the Company's Board of Directors authorized a three-for-two common stock split effected in the form of a 50% dividend payable on May 21, 2007, to shareholders of record on May 7, 2007. Par value of common stock remained at $.01 per share. All prior share and per share amounts have been restated to reflect the stock split.

  CASH FLOW PRESENTATION

     In previously issued financial statements the Company incorrectly presented borrowings and payments under credit facilities as net repayments in the financing activities section of the Consolidated Statements of Cash Flows. Accordingly, such presentation in the accompanying financial statements for the six months ended June 30, 2006 has been restated to separate line items borrowings and payments under credit facilities. This correction does not affect net cash used in financing activities of continuing operations as previously presented.

2.  RESTATEMENT OF 2006 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

     In December 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The transition adjustment related to the adoption of SFAS No. 158 was $21.1 million. Subsequent to the issuance of the Company's 2006 consolidated financial statements, the Company's management determined that the Company had incorrectly included the transition adjustment within Other comprehensive income and Comprehensive income for the year ended December 31, 2006 in its Consolidated Statements of Shareholders' Equity in the 2006 Annual Report on Form 10-K. The transition adjustment should have been presented as an adjustment to the ending balance of Accumulated other comprehensive income within the 2006 Consolidated Statement of Shareholders' Equity.

                        IDEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

     The following is a summary of the effect of the adjustment on the Company's 2006 Consolidated Statement of Shareholders' Equity. The adjustment has no impact on Consolidated Shareholders' Equity but rather only the components listed below.


                                                   2006                       2006
                                               AS REPORTED   ADJUSTMENT   AS RESTATED
                                               -----------   ----------   -----------
                                                           (IN THOUSANDS)


Other comprehensive income...................    $  6,710      $21,132      $ 27,842
Comprehensive income.........................    $153,381      $21,132      $174,513


     It is the Company's intention to correct its presentation for the year ended December 31, 2006 in its 2007 Annual Report on Form 10-K.

3.  ACQUISITIONS

     On February 14, 2007, the Company acquired Faure Herman SA ("Faure Herman"), a leading provider of ultrasonic and helical turbine flow meters used in the custody transfer and control of high value fluids and gases. Headquartered in La Ferte Bernard, France, Faure Herman has sales offices in Europe and North America, with annual revenues of approximately $22 million. Faure Herman operates as part of the Company's Liquid Controls business within its Fluid & Metering Technologies segment. IDEX acquired Faure Herman for an aggregate purchase price of $25.8 million, consisting of $24.2 million in cash and the assumption of approximately $1.6 million of debt. Approximately $12.9 million of the cash payment was financed by borrowings under the Company's credit facility. Goodwill and intangible assets recognized as part of this transaction were $13.3 million and $7.7 million, respectively. The $13.3 million of goodwill is not deductible for tax purposes.

     On June 12, 2007, the Company acquired Quadro Engineering ("Quadro"), a leading provider of particle control solutions for the pharmaceutical and bio-pharmaceutical markets. Quadro's core capabilities include fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing within the pharmaceutical and bio-pharmaceutical markets. Headquartered in Waterloo, Ontario, Canada, Quadro operates as a standalone unit within the Company's Fluid & Metering Technologies segment. IDEX acquired Quadro for a purchase price of $32.1 million, consisting entirely of cash. Approximately $11.3 million of the cash payment was financed by borrowings under the Company's credit facility. Goodwill and intangible assets recognized as part of this transaction were $7.3 million and $15.7 million, respectively. Of the $7.3 million of goodwill, approximately $5.3 million is expected to be deductible for tax purposes.

     The purchase price for Faure Herman and Quadro, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisitions. The purchase price allocation is preliminary and further refinements may be necessary pending finalization of asset valuations.

     The results of operations for these acquisitions have been included within the financial results from the date of the acquisition. The Company does not consider these acquisitions to be material to its results of operations for any of the periods presented.

4.  DISCONTINUED OPERATIONS

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

                        IDEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

     Financial information for the three and six months ended June 30, 2006 have been restated to present the operating results of Halox and Lubriquip as discontinued operations.

     Summarized results of the Company's discontinued operations are as follows:


                                               SECOND QUARTER      SIX MONTHS
                                               ENDED JUNE 30,    ENDED JUNE 30,
                                               --------------   ----------------
                                                2007    2006     2007      2006
                                               -----   ------   ------   -------
                                                         (IN THOUSANDS)


Revenue......................................  $ 515   $7,842   $1,136   $16,525
                                               =====   ======   ======   =======
Income (loss) from discontinued operations
  before income taxes........................  $(315)  $  484   $ (567)  $ 1,209
Income tax benefit (provision)...............    110     (147)     198      (375)
                                               -----   ------   ------   -------
Income (loss) from discontinued operations...  $(205)  $  337   $ (369)  $   834
                                               =====   ======   ======   =======



     Total assets and liabilities expected to be transferred as part of the sale of discontinued operations held for sale at June 30, 2007 and December 31, 2006 were as follows:


                                                         JUNE 30,   DECEMBER 31,
                                                           2007         2006
                                                         --------   ------------
                                                              (IN THOUSANDS)


Cash and cash equivalents..............................    $  1         $  2
Receivables, net.......................................     303          424
Inventory..............................................     342          272
Other current assets...................................      19           20
Property, plant and equipment, net equivalents.........     111          111
                                                           ----         ----
  Assets held for sale.................................    $776         $829
                                                           ====         ====
Accounts payable.......................................    $ 12         $154
Other liabilities......................................     117          219
                                                           ----         ----
     Liabilities held for sale.........................    $129         $373
                                                           ====         ====



5.  BUSINESS SEGMENTS

     Information on IDEX's business segments from continuing operations is presented below, based on the nature of products and services offered. IDEX evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                        IDEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)


                                                SECOND QUARTER       SIX MONTHS ENDED
                                                ENDED JUNE 30,           JUNE 30,
                                             -------------------   -------------------
                                               2007       2006       2007       2006
                                             --------   --------   --------   --------
                                                           (IN THOUSANDS)


Net sales
  Fluid & Metering Technologies:
     External customers...................   $140,583   $107,387   $276,885   $209,025
     Intersegment sales...................        511        453        915        735
                                             --------   --------   --------   --------
       Total group sales..................    141,094    107,840    277,800    209,760
                                             --------   --------   --------   --------
  Health & Science Technologies:
     External customers...................     81,232     80,219    161,110    142,346
     Intersegment sales...................      1,138      1,080      1,980      1,974
                                             --------   --------   --------   --------
       Total group sales..................     82,370     81,299    163,090    144,320
                                             --------   --------   --------   --------
  Dispensing Equipment:
     External customers...................     49,859     44,415     97,752     85,823
     Intersegment sales...................         --         --         --         --
                                             --------   --------   --------   --------
       Total group sales..................     49,859     44,415     97,752     85,823
                                             --------   --------   --------   --------
  Fire & Safety/Diversified Products:
     External customers...................     72,808     64,552    142,003    125,767
     Intersegment sales...................         --         --          1          1
                                             --------   --------   --------   --------
       Total group sales..................     72,808     64,552    142,004    125,768
                                             --------   --------   --------   --------
  Intersegment elimination................     (1,649)    (1,533)    (2,896)    (2,710)
                                             --------   --------   --------   --------
       Total net sales....................   $344,482   $296,573   $677,750   $562,961
                                             ========   ========   ========   ========
Operating income
  Fluid & Metering Technologies...........   $ 30,133   $ 21,646   $ 59,884   $ 41,405
  Health & Science Technologies...........     15,167     14,513     29,030     26,793
  Dispensing Equipment....................     14,248     11,688     25,952     22,018
  Fire & Safety/Diversified Products......     18,117     16,267     33,475     29,922
  Corporate office and other..............     (8,800)    (8,130)   (17,924)   (16,376)
                                             --------   --------   --------   --------
          Total operating income..........   $ 68,865   $ 55,984   $130,417   $103,762
                                             ========   ========   ========   ========



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


                                                SECOND QUARTER      SIX MONTHS
                                                ENDED JUNE 30,    ENDED JUNE 30,
                                               ---------------   ---------------
                                                2007     2006     2007     2006
                                               ------   ------   ------   ------
                                                         (IN THOUSANDS)


Basic weighted average common shares
  outstanding................................  80,595   79,521   80,429   79,237
Dilutive effect of stock options, unvested
  restricted shares, and DCUs................   1,451    1,522    1,426    1,691
                                               ------   ------   ------   ------
Diluted weighted average common shares
  outstanding................................  82,046   81,043   81,855   80,928
                                               ======   ======   ======   ======



     Options to purchase approximately 1.7 million and 1.4 million shares of common stock as of June 30, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.

7.  INVENTORIES

     The components of inventories as of June 30, 2007 and December 31, 2006 were:


                                                         JUNE 30, 2007   DECEMBER 31, 2006
                                                         -------------   -----------------
                                                                   (IN THOUSANDS)


Raw materials..........................................     $ 62,668          $ 63,360
Work-in-process........................................       19,944            16,420
Finished goods.........................................       91,442            80,907
                                                            --------          --------
  Total................................................     $174,054          $160,687
                                                            ========          ========



     Inventories carried on a LIFO basis amounted to $144.2 million and $133.7 million at June 30, 2007 and December 31, 2006, respectively. The excess of current cost over LIFO inventory value amounted to $3.8 million and $3.1 million at June 30, 2007 and December 31, 2006 respectively.

8.  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the six months ended June 30, 2007, by business group, were as follows:


                                 FLUID & METERING  HEALTH & SCIENCE  DISPENSING     FIRE & SAFETY/
                                   TECHNOLOGIES      TECHNOLOGIES     EQUIPMENT  DIVERSIFIED PRODUCTS    TOTAL
                                 ----------------  ----------------  ----------  --------------------  --------
                                                                 (IN THOUSANDS)


Balance at December 31, 2006...      $304,464          $333,801       $128,457         $145,878        $912,600
Foreign currency translation...         1,246                70          1,512            1,166           3,994
Acquisitions...................        20,585                --             --               --          20,585
Acquisition adjustments........           640              (195)            --               --             445
                                     --------          --------       --------         --------        --------
Balance at June 30, 2007.......      $326,935          $333,676       $129,969         $147,044        $937,624
                                     ========          ========       ========         ========        ========


                        IDEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of June 30, 2007 and December 31, 2006:


                                           AT JUNE 30, 2007                  AT DECEMBER 31, 2006
                                       -----------------------             -----------------------
                                         GROSS                               GROSS
                                       CARRYING    ACCUMULATED   AVERAGE   CARRYING    ACCUMULATED
                                        AMOUNT    AMORTIZATION     LIFE     AMOUNT    AMORTIZATION
                                       --------   ------------   -------   --------   ------------
                                            (IN THOUSANDS)                      (IN THOUSANDS)


Amortizable intangible assets:
  Patents............................  $  7,854     $ (4,706)       11     $  8,508      $(5,171)
  Trade names........................    34,313       (2,139)       17       30,081       (1,224)
  Customer relationships.............    72,104       (3,795)       17       64,796       (1,609)
  Non-compete agreements.............     4,313       (1,523)        4        4,087         (702)
  Unpatented technology..............    17,215         (499)       15        4,727         (127)
  Other..............................     6,279         (762)        5        6,457         (560)
                                       --------     --------               --------      -------
     Total amortizable intangible
       assets........................   142,078      (13,424)               118,656       (9,393)
Banjo trade name.....................    62,100           --                 62,100           --
                                       --------     --------               --------      -------
Balance at June 30, 2007.............  $204,178     $(13,424)              $180,756      $(9,393)
                                       ========     ========               ========      =======



9.  ACCRUED EXPENSES

     The components of accrued expenses as of June 30, 2007 and December 31, 2006 were:


                                                        JUNE 30,   DECEMBER 31,
                                                          2007         2006
                                                        --------   ------------
                                                             (IN THOUSANDS)


Payroll and related items.............................   $36,694      $32,897
Management incentive compensation.....................     5,424       15,279
Income taxes payable..................................     4,763       10,897
Deferred income taxes.................................     1,262        1,359
Insurance.............................................    11,270       10,338
Other.................................................    29,941       24,400
                                                         -------      -------
  Total accrued expenses..............................   $89,354      $95,170
                                                         =======      =======



10.  BORROWINGS

     Effective February 2007 the $150.0 million of 6.875% Senior Notes due February 15, 2008 were reclassified from long-term borrowings to short-term borrowings.

     In addition to the $150.0 million of 6.875% Senior Notes due February 15, 2008, the Company also has a $600.0 million domestic multi-currency bank revolving credit facility ("Credit Facility"), which expires December 21, 2011. With $160.0 million outstanding under the facility at June 30, 2007, and outstanding letters of credit totaling $5.7 million, the maximum amount available under the Credit Facility was $434.3 million. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate or, at the Company's election, at LIBOR plus an applicable margin payable at maturity. The applicable margin is based on the credit rating of our Senior Notes, and can range from 24 basis points to 50 basis points. Based on the Company's BBB rating at June 30, 2007, the applicable margin was 40 basis points. We also pay an annual fee of 10 basis points on the total Credit Facility.

                        IDEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

     There are two financial covenants that the Company is required to maintain. As defined in the agreement, the minimum interest coverage ratio is 3.0 to 1 and the maximum leverage ratio is 3.25 to 1. At June 30, 2007, the Company was in compliance with both of these financial covenants.

     We also have a one-year, renewable $30.0 million demand line of credit ("Short-Term Facility"), which expires on December 12, 2007. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At June 30, 2007, there were no borrowings outstanding under this facility.

11.  PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at June 30, 2007 and December 31, 2006.

12.  SHARE-BASED COMPENSATION

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123R using the modified prospective method, and thus did not restate any prior period amounts. Under this method, compensation cost in the three and six months ending June 30, 2007 include the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Binomial lattice option-pricing model.

     On April 3, 2007, the Company granted approximately .9 million stock options and .1 million restricted shares, respectively.

     Total compensation cost for stock options is as follows:


                                                     SECOND QUARTER        SIX MONTHS
                                                     ENDED JUNE 30,      ENDED JUNE 30,
                                                    ----------------   -----------------
                                                      2007     2006      2007      2006
                                                    -------   ------   -------   -------
                                                               (IN THOUSANDS)


General and administrative expenses...............  $ 2,646   $2,032   $ 3,971   $ 3,547
Cost of goods sold................................      355      310       571       533
                                                    -------   ------   -------   -------
Total expense before income taxes.................    3,001    2,342     4,542     4,080
Income tax benefit................................   (1,093)    (803)   (1,654)   (1,325)
                                                    -------   ------   -------   -------
Total expense after income taxes..................  $ 1,908   $1,539   $ 2,888   $ 2,755
                                                    =======   ======   =======   =======



     Total compensation cost for restricted stock is as follows:


                                                      SECOND QUARTER      SIX MONTHS
                                                      ENDED JUNE 30,    ENDED JUNE 30,
                                                      --------------   ---------------
                                                       2007     2006    2007     2006
                                                      ------   -----   ------   ------
                                                               (IN THOUSANDS)


General and administrative expenses.................  $1,268   $ 917   $2,167   $1,595
Cost of goods sold..................................       8       3       12        3
                                                      ------   -----   ------   ------
Total expense before income taxes...................   1,276     920    2,179    1,598
Income tax benefit..................................    (285)   (190)    (451)    (270)
                                                      ------   -----   ------   ------
Total expense after income taxes....................  $  991   $ 730   $1,728   $1,328
                                                      ======   =====   ======   ======


                        IDEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

     Recognition of compensation cost within the Consolidated Statements of Operations is consistent with recognition of cash compensation for the same employees, and compensation cost capitalized as part of inventory was immaterial.

     As of June 30, 2007, there was $16.6 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, and $9.4 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.4 years.

13.  RETIREMENT BENEFITS

     The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.


                                                               PENSION BENEFITS
                                                   ---------------------------------------
                                                        SECOND QUARTER ENDED JUNE 30,
                                                   ---------------------------------------
                                                          2007                 2006
                                                   ------------------   ------------------
                                                     U.S.    NON-U.S.     U.S.    NON-U.S.
                                                   -------   --------   -------   --------
                                                                (IN THOUSANDS)


Service cost.....................................  $   426     $ 223    $   789     $ 165
Interest cost....................................    1,082       396      1,032       288
Expected return on plan assets...................   (1,299)     (267)    (1,208)     (183)
Net amortization.................................      699       188        742       130
                                                   -------     -----    -------     -----
  Net periodic benefit cost......................  $   908     $ 540    $ 1,355     $ 400
                                                   =======     =====    =======     =====





                                                               PENSION BENEFITS
                                                   ---------------------------------------
                                                          SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------------
                                                          2007                 2006
                                                   ------------------   ------------------
                                                     U.S.    NON-U.S.     U.S.    NON-U.S.
                                                   -------   --------   -------   --------
                                                                (IN THOUSANDS)


Service cost.....................................  $   938    $  444    $ 1,533     $ 327
Interest cost....................................    2,144       782      1,977       570
Expected return on plan assets...................   (2,621)     (528)    (2,417)     (365)
Net amortization.................................    1,365       373      1,367       256
                                                   -------    ------    -------     -----
  Net periodic benefit cost......................  $ 1,826    $1,071    $ 2,460     $ 788
                                                   =======    ======    =======     =====





                                                               OTHER BENEFITS
                                                       -----------------------------
                                                          SECOND
                                                         QUARTER        SIX MONTHS
                                                          ENDED           ENDED
                                                         JUNE 30,        JUNE 30,
                                                       -----------   ---------------
                                                       2007   2006    2007     2006
                                                       ----   ----   ------   ------
                                                                   (IN
                                                                THOUSANDS)


Service cost.........................................  $132   $127   $  255   $  237
Interest cost........................................   330    373      655      692
Net amortization.....................................    90     66      173      123
                                                       ----   ----   ------   ------
  Net periodic benefit cost..........................  $552   $566   $1,083   $1,052
                                                       ====   ====   ======   ======


                        IDEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

     The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute approximately $5.1 million to these pension plans and $1.3 million to its other postretirement benefit plans in 2007. As of June 30, 2007, $3.3 million of contributions have been made to the pension plans and $.5 million has been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $2.6 million in 2007 to fund these pension plans and other postretirement benefit plans.

14.  LEGAL PROCEEDINGS

     IDEX is a party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

15.  INCOME TAXES

     The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $21.5 million in the second quarter of 2007 from $17.6 million in the second quarter of 2006. The effective tax rate increased to 33.9% in the second quarter of 2007 from 33.7% in the second quarter of 2006.

     The Company and it subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN 48. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $1.2 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings.

     At January 1, 2007, the Company had $6.6 million in unrecognized tax benefits. If recognized, $5.8 million of our unrecognized tax benefits would reduce our income tax expense and effective tax rate. Included in the balance of unrecognized tax benefits at January 1, 2007, is $.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This range represents a decrease in unrecognized tax benefits and depends on the ultimate closure date of various examinations.

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

     During the second quarter of 2007, unrecognized net tax benefits were reduced by $0.7 million, of which $0.6 million reduced the effective tax rate accordingly.

16.  NEW ACCOUNTING PRONOUNCEMENTS

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

     Some of our key 2007 financial highlights for the six months ended June 30, 2007 were as follows:

     - Sales of $677.8 million rose 20%; base business sales -- excluding acquisitions and foreign currency translation -- were up 7%.

     - Gross margins improved 100 basis points to 42.4% of sales, while operating margins at 19.2% were 80 basis points higher than a year ago.

     - Income from continuing operations increased 23% to $78.7 million.

     - Diluted EPS from continuing operations of $0.96 was 17 cents ahead of the same period 2006.

     - Net income increased 20% to $78.3 million.

     - Diluted EPS of $0.96 was 16 cents ahead of the same period of 2006.

     Our business units continue to deliver profitable sales growth as a result of new product initiatives and market initiatives and our on-going commitment to operational excellence. During the first six months of the year, organic sales growth was 7 percent, reflecting particular strength in Fluid & Metering Technologies at 7 percent and Fire & Safety/Diversified Products at 10 percent. As we move forward, we believe we are well positioned in attractive product segments buoyed by strong underlying industry fundamentals. We are leveraging commercial and operational excellence to effectively serve our customers, expand our market position and generate profitable growth.

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

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table on the following page and the Company's Consolidated Statements of Operations included in Item 1. During the third quarter 2006, the Company determined that Halox, its chemical and electrochemical systems business, met the criteria to be classified as a discontinued operation. During the second quarter, the Company determined that Lubriquip, its lubricant dispensing business, met the criteria to be classified as a discontinued operation and was subsequently sold July 11, 2006. Financial information for the three and six months ended June 30, 2006 have been restated to present Halox and Lubriquip as discontinued operations.

  PERFORMANCE IN THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THE SAME PERIOD OF 2006

     Sales in the three months ended June 30, 2007 were $344.5 million, a 16% improvement from the comparable period last year. The increase was driven by base business shipments of 6%, acquisitions accounted for 8% and foreign currency translation contributed 2%. Sales to international customers from base businesses represented approximately 47% of total sales in the current period compared to 45% in the same period in 2006.

     During the quarter, Fluid & Metering Technologies contributed 41% of sales and 39% of operating income; Health & Science Technologies accounted for 24% of sales and 20% of operating income; Dispensing Equipment accounted for 14% of sales and 18% of operating income; and Fire & Safety/Diversified Products represented 21% of sales and 23% of operating income.

     Fluid & Metering Technologies Group sales of $141.1 million for the three months ended June 30, 2007 rose $33.3 million, or 31% compared with 2006, reflecting 7% base business growth, 23% for acquisitions and a 1% favorable impact from foreign currency translation. In the second quarter of 2007, base business sales grew approximately 8% domestically and 6% internationally. Base business sales to customers outside the U.S. were approximately 43% of total group sales during the second quarter of both 2007 and 2006.

     Health & Science Technologies Group sales of $82.4 million increased $1.1 million, or 1%, in the second quarter of 2007 compared with last year's second quarter. The expected sales decline in specific OEM contracts resulted in more than 200 basis points of lower sales growth in the 2007 quarter. In the second quarter of 2007, base business sales decreased 5% domestically and increased 9% internationally. Base business sales to customers outside the U.S. were approximately 40% of total group sales in the second quarter of 2007, compared to 37% in 2006.

     Dispensing Equipment Group sales of $49.9 million increased $5.4 million, or 12%, in the second quarter of 2007 compared with 2006. This increase reflects a 7% increase in base business volume and 5% from favorable foreign currency translation. In the second quarter of 2007, base business sales decreased 1% domestically and increased 11% internationally. Base business sales to customers outside the U.S. were approximately 69% of total group sales in the second quarter of 2007, compared with 66% in the comparable quarter of 2006.

     Fire & Safety/Diversified Products Group sales of $72.8 million increased $8.3 million, or 13%, in the second quarter of 2007 compared with 2006. This increase reflects a 10% increase in base business volume, with an additional 3% of favorable foreign currency translation. In the first quarter of 2007, base business sales increased 9% domestically and 10% internationally. Base business sales to customers outside the U.S. were approximately 45% of total group sales in the second quarter of both 2007 and 2006.

                                                  SECOND QUARTER          SIX MONTHS
                                                ENDED JUNE 30,(1)     ENDED JUNE 30,(1)
                                               -------------------   -------------------
                                                 2007       2006       2007       2006
                                               --------   --------   --------   --------


Fluid & Metering Technologies
  Net sales..................................  $141,094   $107,840   $277,800   $209,760
  Operating income(2)........................    30,133     21,646     59,884     41,405
  Operating margin...........................      21.4%      20.1%      21.6%      19.7%
  Depreciation and amortization..............  $  4,269   $  2,507   $  8,118   $  4,740
  Capital expenditures.......................     3,473      1,103      6,109      2,235
Health & Science Technologies
  Net sales..................................  $ 82,370   $ 81,299   $163,090   $144,320
  Operating income(2)........................    15,167     14,513     29,030     26,793
  Operating margin...........................      18.4%      17.9%      17.8%      18.6%
  Depreciation and amortization..............  $  2,277   $  2,444   $  4,846   $  3,843
  Capital expenditures.......................     1,129      1,506      2,780      2,383
Dispensing Equipment
  Net sales..................................  $ 49,859   $ 44,415   $ 97,752   $ 85,823
  Operating income(2)........................    14,248     11,688     25,952     22,018
  Operating margin...........................      28.6%      26.3%      26.5%      25.7%
  Depreciation and amortization..............  $  1,030   $  1,052   $  1,577   $  2,065
  Capital expenditures.......................     1,462        531      1,754      1,190
Fire & Safety/Diversified Products
  Net sales..................................  $ 72,808   $ 64,552   $142,004   $125,768
  Operating income(2)........................    18,117     16,267     33,475     29,922
  Operating margin...........................      24.9%      25.2%      23.6%      23.8%
  Depreciation and amortization..............  $  1,529   $  1,540   $  3,054   $  3,078
  Capital expenditures.......................       813      1,628      1,699      2,766
Company
  Net sales..................................  $344,482   $296,573   $677,750   $562,961
  Operating income(2)........................    68,865     55,984    130,417    103,762
  Operating margin...........................      20.0%      18.9%      19.2%      18.4%
  Depreciation and amortization(3)...........  $  9,340   $  7,802   $ 18,479   $ 14,095
  Capital expenditures.......................     7,347      5,688     13,130      9,703


--------

   (1) Second quarter data includes acquisition of Quadro (June 2007) in the Fluid & Metering Technologies Group and EPI (May 2006) in the Health & Science Technologies Group, while six month data includes acquisition of Faure Herman (February 2007) and Quadro in the Fluid & Metering Technologies Group, JUN-AIR (February 2006) and EPI in the Health & Science Technologies Group and Airshore (January 2006) in the Fire & Safety/Diversified Products Group from the dates of acquisition.

   (2) Group operating income excludes unallocated corporate operating expenses.

   (3) Excludes amortization of debt issuance expenses and unearned stock compensation.

     Gross profit of $147.5 million, in the second quarter of 2007, increased $24.6 million, or 20%, from 2006. Gross profit as a percent of sales was 42.8% in the second quarter of 2007 and 41.5% in 2006. The improved gross margins primarily reflect volume leverage, the Company's strategic sourcing and other operational excellence initiatives and acquisitions.

     Selling, general and administrative (SG&A) expenses increased to $78.7 million in the second quarter of 2007 from $66.9 million in 2006. Higher total SG&A expenses reflect acquisitions, volume-related expenses, and reinvestment in the business to drive organic growth. As a percent of sales, SG&A expenses were 22.8% for 2007 compared to 22.6% in 2006.

     Operating income increased $12.9 million, or 23%, to $68.9 in the second quarter of 2007 from $56.0 million in 2006, primarily reflecting higher volumes, partially offset by increased SG&A expenses. Second quarter operating margins were 20.0% of sales, 110 basis points higher than the second quarter of 2006. The improvement from last year resulted from higher gross margins. In the Fluid & Metering Technologies Group, operating income of $30.1 million and operating margins of 21.4% in the second quarter of 2007 were up from the $21.6 million and 20.1% recorded in 2006 principally due to strong global demand and acquisitions. In the Health & Science Technologies Group, operating income of $15.2 million and operating margins of 18.4% in the second quarter of 2007 were up from the $14.5 million and 17.9% recorded in 2006 principally due to volume. In the Dispensing Equipment Group, operating income of $14.2 million and operating margins of 28.6% in the second quarter of 2007 were up from the $11.7 million and 26.3% recorded in 2006 principally due to improved market conditions in Europe. Operating income in the Fire & Safety/Diversified Products Group of $18.1 million was higher than the $16.3 recorded in 2006, due primarily to increased volume. Operating margins within Fire & Safety/Diversified Products Group of 24.9% in the current quarter were down from 25.2% in 2006, primarily due to product mix.

     IDEX's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $21.5 million in the second quarter of 2007 from $17.6 million in 2006. The effective tax rate increased slightly to 33.9% in the current quarter from 33.7% in the second quarter of 2006.

     Income from continuing operations for the current quarter was $41.8 million, 21% higher than the $34.6 million earned in the second quarter of 2006. Diluted earnings per share from continuing operations in the second quarter of 2007 of $.51 increased $.08, or 19%, compared with the second quarter of 2006.

     Net income for the current quarter of $41.6 million, which included a loss from discontinued operations of $.2 million, increased from the $35.0 million earned in the second quarter of 2006, which included income from discontinued operations of $.3 million. Diluted earnings per share in the second quarter of 2007 of $.51 increased $.08, or 19%, compared with the second quarter of 2006.

  PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30 2007 COMPARED WITH THE SAME PERIOD OF 2006

     Sales in the six months ended June 30, 2007 were $677.8 million, a 20% improvement from the comparable period last year. The increase was driven by base business shipments of 7%, acquisitions accounted for 11% and foreign currency translation contributed 2%. For the first six months of the year, base business sales to international customers were approximately 45% of total sales for both 2007 and 2006.

     For the first six months, Fluid & Metering Technologies contributed 41% of sales and 40% of operating income; Health & Science Technologies accounted for 24% of sales and 20% of operating income; Dispensing Equipment accounted for 14% of sales and 17% of operating income; and Fire & Safety/Diversified Products represented 21% of sales and 23% of operating income.

     Fluid & Metering Technologies Group sales of $277.8 million for the six months ended June 30, 2007 rose $68.0 million, or 32% compared with 2006, reflecting 9% base business growth, 22% for acquisitions and a 1% favorable impact from foreign currency translation. In the first six months of 2007, base business sales grew approximately 8% domestically and 12% internationally. Base business sales to customers outside the U.S. were approximately 43% of total group sales during the first six months of 2007 compared with 42% in the comparable period of 2006.

     Health & Science Technologies Group sales of $163.1 million increased $18.8 million, or 13%, for the first six months of 2007 compared with 2006. This increase was attributed to acquisitions which contributed 11%, an increase in base business volume of 1% and favorable foreign currency translation of 1%. In the first six months of 2007, base business sales were up slightly domestically and increased 7% internationally. Base business sales to customers outside the U.S. were approximately 37% of total group sales in 2007 and 35% in 2006.

     Dispensing Equipment Group sales of $97.8 million increased $11.9 million, or 14%, in the first six months of 2007 compared with 2006. This increase reflects a 9% increase in base business volume and 5% from favorable foreign currency translation. In the first six months of 2007, base business sales increased 16% domestically and increased 5% internationally. Base business sales to customers outside the U.S. were approximately 64% of total group sales in the first six months of 2007 compared with 66% in the comparable period of 2006.

     Fire & Safety/Diversified Products Group sales of $142.0 million increased $16.2 million, or 13%, in the first six months of 2007 compared with 2006. This increase reflects a 9% increase in base business volume, with an additional 4% of favorable foreign currency translation. In the first six months of 2007, base business sales increased 8% domestically and 10% internationally. Base business sales to customers outside the U.S. were approximately 45% of total group sales in the first six months of both 2007 and 2006.

     Gross profit of $287.2 million, in the first six months of 2007, increased $54.1 million, or 23%, from 2006. Gross profit as a percent of sales was 42.4% in 2007 an increase from 41.4% in 2006. The improved gross margins primarily reflect volume leverage and the Company's strategic sourcing and other operational excellence initiatives.

     SG&A expenses increased to $156.8 million in the first six months of 2007 from $129.3 million in 2006. Higher total SG&A expenses reflect acquisitions, volume-related expenses, and reinvestment in the business to drive organic growth. As a percent of sales, SG&A expenses were 23.2% for 2007 and 23.0% for 2006.

     Operating income increased $26.7 million, or 26%, to $130.4 in the first six months of 2007 from $103.8 million in 2006, primarily reflecting higher volumes, partially offset by increased SG&A expenses. Operating margins for the first six months of 2007 were 19.2% of sales, 80 basis points higher than the first six months of 2006. The improvement from last year resulted from higher gross margins. In the Fluid & Metering Technologies Group, operating income of $59.9 million and operating margins of 21.6% in the first six months of 2007 were up from the $41.4 million and 19.7% recorded in 2006 principally due to strong global demand and acquisitions. Operating income for the Health & Science Technologies Group of $29.0 million was up from the $26.8 million recorded in 2006 principally due to volume. Operating margins within Health & Science Technologies Group of 17.8% in the current period were down from 18.6% in 2006 primarily due to acquisitions and growth-related investments in the Company's medical product lines. In the Dispensing Equipment Group, operating income of $26.0 million and operating margins of 26.5% in the first six months of 2007 were up from the $22.0 million and 25.7% recorded in 2006 principally due to improved market conditions in Europe, volume leverage and the impact of our operational excellence initiatives. Operating income in the Fire & Safety/Diversified Products Group of $33.5 million was higher than $29.9 recorded in 2006, due primarily to increased volume. Operating margins within Fire & Safety/Diversified Products Group of 23.6% in the current period were down slightly from 23.8% in 2006, primarily due to product mix.

     Other income in the first six months of 2007 increased $.8 million compared with 2006 primarily due to favorable foreign currency translation.

     IDEX's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $40.4 million in the first six months of 2007 from $32.8 million in 2006. The effective tax rate increased slightly to 33.9% in the current period from 33.8% in 2006.

     Income from continuing operations for the first six months was $78.7 million, 23% higher than the $64.2 million earned in the same period of 2006. Diluted earnings per share from continuing operations in the first six months of 2007 of $.96 increased $.17, or 22%, compared with the same period last year.

     Net income for the first six months of 2007 was $78.3 million, which included a loss from discontinued operations of $.4 million, increased from the $65.0 million earned in the same period of 2006, which included income from discontinued operations of $.8 million. Diluted earnings per share in the first six months of 2007 of $.96 increased $.16, or 20%, compared with the same period of 2006.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2007, working capital was $97.8 million and our current ratio was 1.3 to 1. Cash flows from operating activities increased $10.8 million, or 16%, to $79.6 million in the first six months of 2007 mainly due to the improved operating results discussed above.

     Cash flows provided from operations were more than adequate to fund capital expenditures of $12.8 million and $9.7 million in the first six months of 2007 and 2006, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support IDEX's global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

     The Company acquired Faure Herman in February 2007 for cash consideration of $24.2 million and the assumption of approximately $1.6 million in debt and Quadro Engineering in June 2007 for cash consideration of $32.1 million. Approximately $12.9 million and $11.3 million, respectively, of the cash payments for both acquisitions were partially financed by borrowings under the Company's credit facility.

     In addition to the $150.0 million of 6.875% Senior Notes due February 15, 2008, the Company also has a $600.0 million domestic multi-currency bank revolving credit facility ("Credit Facility"), which expires December 21, 2011. With $160.0 million outstanding under the facility at June 30, 2007, and outstanding letters of credit totaling $5.7 million, the maximum amount available under the Credit Facility was $434.3 million. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate or, at the Company's election, at LIBOR plus an applicable margin payable at maturity. The applicable margin is based on the credit rating of our Senior Notes, and can range from 24 basis points to 50 basis points. Based on the Company's BBB rating at June 30, 2007, the applicable margin was 40 basis points. We also pay an annual fee of 10 basis points on the total Credit Facility.

     There are two financial covenants that the Company is required to maintain. As defined in the agreement, the minimum interest coverage ratio is 3.0 to 1 and the maximum leverage ratio is 3.25 to 1. At June 30, 2007, the Company was in compliance with both of these financial covenants.

     We also have a one-year, renewable $30.0 million demand line of credit ("Short-Term Facility"), which expires on December 12, 2007. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At June 30, 2007, there were no borrowings outstanding under this facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. The Company's interest rate exposure is primarily related to the $328.6 million of total debt outstanding at June 30, 2007. Approximately 54% of the debt is priced at interest rates that float with the market. A 50-basis point movement in the interest rate on the floating rate debt would result in an approximate $.9 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. As of June 12, 2007, the Company acquired certain forward contracts as part of the Quadro acquisition that are expected to lapse by December 31, 2007. The impact of these contracts are immaterial to the Consolidated Statements of Operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


                                                                      TOTAL NUMBER OF       MAXIMUM NUMBER
                                                                    SHARES PURCHASED AS   OF SHARES THAT MAY
                                                                      PART OF PUBLICLY     YET BE PURCHASED
                                 TOTAL NUMBER OF    AVERAGE PRICE     ANNOUNCED PLANS       UNDER THE PLANS
PERIOD                          SHARES PURCHASED   PAID PER SHARE      OR PROGRAMS(1)       OR PROGRAMS(1)
------                          ----------------   --------------   -------------------   ------------------


April 1, 2007 to April 30,
  2007........................         --                --                  --                2,240,250
May 1, 2007 to May 31, 2007...         --                --                  --                2,240,250
June 1, 2007 to June 30,
  2007........................         --                --                  --                2,240,250


--------

   (1) On October 20, 1998, IDEX's Board of Directors authorized the repurchase of up to 2.25 million shares of its common stock, either at market prices or on a negotiated basis as market conditions warrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Shareholders' Meeting on Tuesday, April 3, 2007 and voted on two matters. The first matter was the election of two directors to serve a three-year term on the Board of Directors of IDEX Corporation. The following persons received a plurality of votes cast for Class III directors.


DIRECTOR                                         FOR      WITHHELD   BROKER NON-VOTES
--------                                     ----------   --------   ----------------


Ruby R. Chandy.............................  51,768,016    189,857           0
Neil A. Springer...........................  51,548,370    409,503           0


     Secondly, shareholders voted on a proposal to appoint Deloitte & Touche LLP as auditors. The proposal received a majority of the votes cast as follows:



Affirmative votes.............................................  51,922,245
Negative votes................................................      28,070
Abstentions...................................................       7,560
Broker non-votes..............................................           0


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

August 6, 2007

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