Form 10-Q
period 2007-09-30
IDEX CORP /DE/
filed 2007-11-08
CIK 832101

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------

                                    FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2007
                                      OR
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934



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

     Number of shares of common stock of IDEX Corporation outstanding as of October 26, 2007: 81,492,424 (net of treasury shares).


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements...............................................     1
          Condensed Consolidated Balance Sheets..............................     1
          Condensed Consolidated Statements of Operations....................     2
          Condensed Consolidated Statements of Shareholders' Equity..........     3
          Condensed Consolidated Statements of Cash Flows....................     4
          Notes to Condensed Consolidated Financial Statements...............     5
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................    15
          Cautionary Statement Under the Private Securities Litigation Reform
          Act................................................................    15
          Historical Overview and Outlook....................................    15
          Results of Operations..............................................    16
          Liquidity and Capital Resources....................................    21
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........    21
Item 4.   Controls and Procedures............................................    22

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings..................................................    22
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........    23
Item 5.   Other Information..................................................    23
Item 6.   Exhibits...........................................................    23
Signatures...................................................................    24
Exhibit Index................................................................    25
Certifications...............................................................    25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                IDEX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      SEPTEMBER 30, 2007   DECEMBER 31, 2006
                                                      ------------------   -----------------
ASSETS
Current assets
  Cash and cash equivalents.........................      $   74,992           $   77,941
  Receivables, less allowance for doubtful accounts
     of $4,793 at September 30, 2007 and $3,545 at
     December 31, 2006..............................         193,457              166,485
  Inventories.......................................         178,622              160,687
  Assets held for sale..............................              --                  829
  Other current assets..............................          19,209               11,966
                                                          ----------           ----------
     Total current assets...........................         466,280              417,908
Property, plant and equipment -- net................         170,788              165,949
Goodwill............................................         950,503              912,600
Intangible assets -- net............................         184,976              171,363
Other noncurrent assets.............................           4,733                3,001
                                                          ----------           ----------
     Total assets...................................      $1,777,280           $1,670,821
                                                          ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable............................      $   86,769           $   75,444
  Accrued expenses..................................          89,377               95,170
  Short-term borrowings.............................         154,578                8,210
  Liabilities held for sale.........................              --                  373
  Dividends payable.................................           9,775                8,055
                                                          ----------           ----------
     Total current liabilities......................         340,499              187,252
Long-term borrowings................................         149,448              353,770
Deferred income taxes...............................         115,225              100,316
Other noncurrent liabilities........................          54,280               50,211
                                                          ----------           ----------
     Total liabilities..............................         659,452              691,549
                                                          ----------           ----------
Commitment and contingencies
Shareholders' equity
  Preferred stock:
     Authorized: 5,000,000 shares, $.01 per share
       par value; Issued:
       None.........................................              --                   --
  Common stock:
     Authorized: 150,000,000 shares, $.01 per share
       par value
     Issued: 81,615,623 shares at September 30, 2007
     and 80,669,121 shares at December 31, 2006.....             816                  538
  Additional paid-in capital........................         343,963              317,417
  Retained earnings.................................         724,857              638,579
  Treasury stock at cost: 151,787 shares at
     September 30, 2007 and 123,383 shares at
     December 31, 2006..............................          (4,244)              (3,248)
  Accumulated other comprehensive income............          52,436               25,986
                                                          ----------           ----------
     Total shareholders' equity.....................       1,117,828              979,272
                                                          ----------           ----------
     Total liabilities and shareholders' equity.....      $1,777,280           $1,670,821
                                                          ==========           ==========




            See Notes to Condensed Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                              THIRD QUARTER ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                              -------------------   ---------------------
                                                2007       2006        2007        2006
                                              --------   --------   ----------   --------
Net sales...................................  $334,884   $289,848   $1,012,634   $852,809
Cost of sales...............................   197,219    171,083      587,771    500,990
                                              --------   --------   ----------   --------
Gross profit................................   137,665    118,765      424,863    351,819
Selling, general and administrative
  expenses..................................    74,517     64,352      231,298    193,644
                                              --------   --------   ----------   --------
Operating income............................    63,148     54,413      193,565    158,175
Other income -- net.........................       437        501        1,531        770
Interest expense............................     5,537      3,366       17,974     10,368
                                              --------   --------   ----------   --------
Income from continuing operations before
  income taxes..............................    58,048     51,548      177,122    148,577
Provision for income taxes..................    19,231     18,215       59,639     51,044
                                              --------   --------   ----------   --------
Income from continuing operations...........    38,817     33,333      117,483     97,533
Income (loss) from discontinued operations,
  net of tax................................      (350)      (306)        (719)       528
Net gain (loss) on sale of discontinued
  operations, net of tax....................       (55)    12,969          (55)    12,969
                                              --------   --------   ----------   --------
Income (loss) from discontinued operations,
  net of tax................................      (405)    12,663         (774)    13,497
                                              --------   --------   ----------   --------
Net income..................................  $ 38,412   $ 45,996   $  116,709   $111,030
                                              ========   ========   ==========   ========
Basic earnings per common share:
Continuing operations.......................  $    .48   $    .42   $     1.46   $   1.23
Discontinued operations.....................        --        .16         (.01)       .17
                                              --------   --------   ----------   --------
Net income..................................  $    .48   $    .58   $     1.45   $   1.40
                                              ========   ========   ==========   ========
Diluted earnings per common share:
Continuing operations.......................  $    .47   $    .41   $     1.43   $   1.21
Discontinued operations.....................        --        .16         (.01)       .16
                                              --------   --------   ----------   --------
Net income..................................  $    .47   $    .57   $     1.42   $   1.37
                                              ========   ========   ==========   ========
Share data:
Basic weighted average common shares
  outstanding...............................    80,832     79,689       80,563     79,389
Diluted weighted average common shares
  outstanding...............................    82,311     80,957       82,005     80,897



            See Notes to Condensed Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                          COMMON STOCK &                       ACCUMULATED
                                            ADDITIONAL                            OTHER          TOTAL
                                              PAID-IN     RETAINED  TREASURY  COMPREHENSIVE  SHAREHOLDERS'
                                              CAPITAL     EARNINGS    STOCK       INCOME         EQUITY
                                          --------------  --------  --------  -------------  -------------
Balance, December 31, 2006..............     $317,955     $638,579   $(3,248)    $25,986       $  979,272
Net income..............................                   116,709                                116,709
Other comprehensive income, net of tax
Cumulative translation adjustment.......                                          24,685           24,685
Amortization of retirement obligations..                                           1,765            1,765
                                                                                 -------       ----------
  Other comprehensive income............                                          26,450           26,450
                                                                                 -------       ----------
Comprehensive income....................                                                          143,159
                                                                                               ----------
Issuance of 773,229 shares of common
  stock from exercise of stock options
  and deferred compensation plans.......       17,175                                              17,175
Share-based compensation................        9,649                                               9,649
Restricted shares surrendered for tax
  withholdings..........................                                (996)                        (996)
Cash dividends declared -- $.36 per
  common share outstanding..............                   (29,227)                               (29,227)
Cumulative effect of change in
  accounting for uncertainties in income
  taxes (FIN 48 -- See Note 15).........                    (1,204)                                (1,204)
                                             --------     --------   -------     -------       ----------
Balance, September 30, 2007.............     $344,779     $724,857   $(4,244)    $52,436       $1,117,828
                                             ========     ========   =======     =======       ==========




            See Notes to Condensed Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   NINE MONTHS
                                               ENDED SEPTEMBER 30,
                                             -----------------------
                                                2007          2006
                                             ---------     ---------
Cash flows from operating activities of
  continuing operations
Net income..............................     $ 116,709     $ 111,030
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Loss (income) from discontinued
     operations.........................           719          (528)
  Gain on sale of fixed assets..........          (371)         (810)
  Loss (gain) on sale of business.......            55       (12,969)
  Depreciation and amortization.........        21,235        18,505
  Amortization of intangible assets.....         7,070         2,182
  Amortization of debt issuance
     expenses...........................           345           342
  Stock-based compensation expense......         9,649         8,429
  Deferred income taxes.................         3,181         3,166
  Excess tax benefit from stock-based
     compensation.......................        (4,671)       (4,887)
  Changes in (net of the effect from
     acquisitions):
     Receivables........................       (11,112)      (18,183)
     Inventories........................        (6,733)       (3,595)
     Trade accounts payable.............         5,306         3,914
     Accrued expenses...................        (6,652)        5,357
  Other -- net..........................         3,466        (2,400)
                                             ---------     ---------
       Net cash flows provided by
          operating activities of
          continuing operations.........       138,196       109,553
Cash flows from investing activities of
  continuing operations
  Purchases of property, plant and
     equipment..........................       (18,764)      (15,985)
  Acquisition of businesses, net of cash
     acquired...........................       (55,978)     (120,208)
  Proceeds from sales of discontinued
     businesses.........................           326        31,474
  Proceeds from fixed assets disposals..           288         1,848
  Other.................................            --        (1,500)
                                             ---------     ---------
       Net cash flows used in investing
          activities of continuing
          operations....................       (74,128)     (104,371)
Cash flows from financing activities of
  continuing operations
  Borrowings under credit facilities for
     acquisitions.......................        24,177        44,000
  Borrowings under credit facilities....        37,968        33,276
  Payments under credit facilities......      (122,837)      (78,027)
  Dividends paid........................       (27,508)      (22,357)
  Distributions (to) from discontinued
     operations.........................          (719)          328
  Proceeds from stock option exercises..        12,249        14,276
  Excess tax benefit from stock-based
     compensation.......................         4,671         4,887
  Other -- net..........................          (149)         (888)
                                             ---------     ---------
       Net cash flows used in financing
          activities of continuing
          operations....................       (72,148)       (4,505)
Cash flows from discontinued operations
  Net cash (used in) provided by
     operating activities of
     discontinued operations............          (869)          561
  Net cash used in investing activities
     of discontinued operations.........            --          (321)
  Net cash provided by (used in)
     financing activities of
     discontinued operations............           867          (328)
                                             ---------     ---------
       Net cash flows used in
          discontinued operations.......            (2)          (88)
Effect of exchange rate changes on cash
  and cash equivalents..................         5,131           651
                                             ---------     ---------
Net (decrease) increase in cash.........        (2,951)        1,240
Cash and cash equivalents at beginning
  of year...............................        77,943        77,290
                                             ---------     ---------
Cash and cash equivalents at end of
  period................................        74,992        78,530
                                             ---------     ---------
Less-cash, end of period-discontinued
  operations............................            --             1
                                             ---------     ---------
Cash and cash equivalents at end of
  period-continuing operations..........     $  74,992     $  78,529
                                             =========     =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
  Interest..............................     $  20,247     $  12,595
  Income taxes..........................        59,761        47,441
Significant non-cash activities:
  Debt acquired with acquisition of
     business...........................         1,571         7,195
  Capital expenditures included in
     accounts payable...................           723            --
  Non-cash capital expenditures.........         1,437            --



            See Notes to Condensed Consolidated Financial Statements.

                        IDEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements of IDEX Corporation ("IDEX" or the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

     The condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

  UNCERTAINTY IN INCOME TAXES

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of SFAS No. 109." This interpretation clarifies the accounting and disclosure for uncertain income tax positions relating to the uncertainty about whether a tax return position will ultimately be sustained by the respective tax authorities. See Note 15 for the impact of FIN 48 on the Company's consolidated financial statements.

  STOCK SPLIT

     On April 4, 2007, the Company's Board of Directors authorized a three-for-two common stock split effected in the form of a 50% dividend payable on May 21, 2007, to shareholders of record on May 7, 2007. Par value of common stock remained at $.01 per share. All prior share and per share amounts have been restated to reflect the stock split.

  CASH FLOW PRESENTATION

     In previously issued financial statements the Company incorrectly presented borrowings and payments under credit facilities as net repayments in the financing activities section of the Consolidated Statements of Cash Flows. Accordingly, such presentation in the accompanying financial statements for the nine months ended September 30, 2006 has been restated to separate line items borrowings and payments under credit facilities. This correction does not affect net cash used in financing activities of continuing operations as previously presented.

2. RESTATEMENT OF 2006 CONSOLIDATED BALANCE SHEET AND STATEMENT OF SHAREHOLDERS' EQUITY

     In January 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share-Based Compensation." Subsequent to the issuance of the Company's 2006 consolidated financial statements, the Company's management determined that the Company had incorrectly continued to record unearned compensation related to the issuance of restricted stock awards (nonvested shares) in Shareholders' Equity within the Consolidated Balance Sheet and the Consolidated Statements of Shareholders' Equity. Additionally, the Company did not record an entry as of January 1, 2006 to eliminate the Unearned Compensation balance as of December 31, 2005 against Additional Paid-In Capital.

     The following is a summary of the effect of the immaterial restatement on the Company's 2006 Consolidated Balance Sheet and Statement of Shareholders' Equity. The adjustment has no impact on Consolidated Shareholders' Equity but rather only the components listed below.

                                                   2006                       2006
                                               AS REPORTED   ADJUSTMENT   AS RESTATED
                                               -----------   ----------   -----------
                                                           (IN THOUSANDS)
Additional paid-in capital...................    $326,968      $(9,551)     $317,417
Unearned compensation........................    $ (9,551)     $ 9,551      $    -0-

                        IDEX CORPORATION AND SUBSIDIARIES

     It is the Company's intention to correct its presentation for the year ended December 31, 2006 in its 2007 Annual Report on Form 10-K. The Company has corrected the previous presentation of the December 31, 2006 balances within the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Shareholders' Equity included in this Form 10Q.

     In December 2006, the Company adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The transition adjustment related to the adoption of SFAS No. 158 was $21.1 million. Subsequent to the issuance of the Company's 2006 consolidated financial statements, the Company's management determined that the Company had incorrectly included the transition adjustment within Other comprehensive income and Comprehensive income for the year ended December 31, 2006 in its Consolidated Statements of Shareholders' Equity in the 2006 Annual Report on Form 10-K. The transition adjustment should have been presented as an adjustment to the ending balance of Accumulated other comprehensive income within the 2006 Consolidated Statement of Shareholders' Equity.

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

     On June 12, 2007, the Company acquired Quadro Engineering ("Quadro"), a leading provider of particle control solutions for the pharmaceutical and bio-pharmaceutical markets. Quadro's core capabilities include fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing within the pharmaceutical and bio-pharmaceutical markets. Headquartered in Waterloo, Ontario, Canada, Quadro operates as a standalone unit within the Company's Fluid & Metering Technologies segment. IDEX acquired Quadro for a purchase price of $32.2 million, consisting entirely of cash. Approximately $11.3 million of the cash payment was financed by borrowings under the Company's credit facility. Goodwill and intangible assets recognized as part of this transaction were $11.8 million and $10.9 million, respectively, reflecting intangible asset valuation refinements of $4.5 million. Of the $11.8 million of goodwill, approximately $8.7 million is expected to be deductible for tax purposes.

     The purchase price for Faure Herman and Quadro, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisitions. The purchase price allocation is preliminary and further refinements may be necessary pending finalization of asset valuations.

                        IDEX CORPORATION AND SUBSIDIARIES

     The results of operations for these acquisitions have been included within the Company's financial results from the date of the acquisition. The Company does not consider these acquisitions to be material to its results of operations for any of the periods presented.

4.  DISCONTINUED OPERATIONS

     On July 11, 2006, IDEX sold Lubriquip, its lubricant dispensing business that operated as part of IDEX's Dispensing Equipment segment.

     On August 13, 2007, the Company completed the sale of Halox, its chemical and electrochemical systems product line operating as a unit of Pulsafeeder in IDEX's Fluid & Metering Technologies segment, resulting in an after-tax loss of $0.1 million.

     Summarized results of the Company's discontinued operations are as follows:

                                               THIRD QUARTER       NINE MONTHS
                                              ENDED SEPTEMBER    ENDED SEPTEMBER
                                                    30,                30,
                                              ---------------   -----------------
                                               2007     2006      2007      2006
                                              -----   -------   -------   -------
                                                         (IN THOUSANDS)
Revenue.....................................  $ 292   $ 1,025   $ 1,428   $17,550
                                              =====   =======   =======   =======
Income (loss) from discontinued operations
  before income taxes.......................   (539)     (529)   (1,106)      680
Income tax benefit (provision)..............    189       223       387      (152)
Net gain (loss) on sale of discontinued
  operations, net of tax....................    (55)   12,969       (55)   12,969
                                              -----   -------   -------   -------
Income (loss) from discontinued operations..  $(405)  $12,663   $  (774)  $13,497
                                              =====   =======   =======   =======



     Total assets and liabilities of discontinued operations held for sale at December 31, 2006 were as follows:

                                                            DECEMBER 31, 2006
                                                            -----------------
                                                              (IN THOUSANDS)
Cash and cash equivalents.................................         $  2
Receivables, net..........................................          424
Inventory.................................................          272
Other current assets......................................           20
Property, plant and equipment, net .......................          111
                                                                   ----
  Assets held for sale....................................         $829
                                                                   ====
Accounts payable..........................................         $154
Other liabilities.........................................          219
                                                                   ----
  Liabilities held for sale...............................         $373
                                                                   ====


                        IDEX CORPORATION AND SUBSIDIARIES

5.  BUSINESS SEGMENTS

     Information on IDEX's business segments from continuing operations is presented below, based on the nature of products and services offered. IDEX evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                        THIRD QUARTER ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                        -------------------   ---------------------
                                          2007       2006        2007        2006
                                        --------   --------   ----------   --------
                                                       (IN THOUSANDS)
Net sales
  Fluid & Metering Technologies:
     External customers...............  $143,438   $105,886   $  420,323   $314,911
     Intersegment sales...............       404        365        1,319      1,100
                                        --------   --------   ----------   --------
       Total group sales..............   143,842    106,251      421,642    316,011
                                        --------   --------   ----------   --------
  Health & Science Technologies:
     External customers...............    82,709     80,775      243,819    223,121
     Intersegment sales...............       557        477        2,537      2,451
                                        --------   --------   ----------   --------
       Total group sales..............    83,266     81,252      246,356    225,572
                                        --------   --------   ----------   --------
  Dispensing Equipment:
     External customers...............    38,145     37,955      135,897    123,778
     Intersegment sales...............        --         --           --         --
                                        --------   --------   ----------   --------
       Total group sales..............    38,145     37,955      135,897    123,778
                                        --------   --------   ----------   --------
  Fire & Safety/Diversified Products:
     External customers...............    70,592     65,232      212,595    190,999
     Intersegment sales...............        --          1            1          2
                                        --------   --------   ----------   --------
       Total group sales..............    70,592     65,233      212,596    191,001
                                        --------   --------   ----------   --------
  Intersegment elimination............      (961)      (843)      (3,857)    (3,553)
                                        --------   --------   ----------   --------
       Total net sales................  $334,884   $289,848   $1,012,634   $852,809
                                        ========   ========   ==========   ========
Operating income
  Fluid & Metering Technologies.......  $ 31,559   $ 22,957   $   91,443   $ 64,362
  Health & Science Technologies.......    16,703     14,488       45,733     41,281
  Dispensing Equipment................     5,625      8,425       31,577     30,443
  Fire & Safety/Diversified Products..    16,533     15,844       50,008     45,766
  Corporate office and other..........    (7,272)    (7,301)     (25,196)   (23,677)
                                        --------   --------   ----------   --------
       Total operating income.........  $ 63,148   $ 54,413   $  193,565   $158,175
                                        ========   ========   ==========   ========



6.  EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method, unvested restricted shares, and shares issuable in connection with

                        IDEX CORPORATION AND SUBSIDIARIES
certain deferred compensation agreements ("DCUs"). Basic weighted average shares reconciles to diluted weighted average shares as follows:

                                                THIRD QUARTER      NINE MONTHS
                                                    ENDED             ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                               ---------------   ---------------
                                                2007     2006     2007     2006
                                               ------   ------   ------   ------
                                                         (IN THOUSANDS)
Basic weighted average common shares
  outstanding................................  80,832   79,689   80,563   79,389
Dilutive effect of stock options, unvested
  restricted shares, and DCUs................   1,479    1,268    1,442    1,508
                                               ------   ------   ------   ------
Diluted weighted average common shares
  outstanding................................  82,311   80,957   82,005   80,897
                                               ======   ======   ======   ======



     Options to purchase approximately 1.7 million and 1.4 million shares of common stock as of September 30, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.

7.  INVENTORIES

     The components of inventories as of September 30, 2007 and December 31, 2006 were:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           2007           2006
                                                      -------------   ------------
                                                             (IN THOUSANDS)
Raw materials.......................................     $ 90,341       $ 63,360
Work-in-process.....................................       23,207         16,420
Finished goods......................................       65,074         80,907
                                                         --------       --------
  Total.............................................     $178,622       $160,687
                                                         ========       ========



     Inventories carried on a LIFO basis amounted to $148.0 million and $133.7 million at September 30, 2007 and December 31, 2006, respectively. The excess of current cost over LIFO inventory value amounted to $4.1 million and $3.1 million at September 30, 2007 and December 31, 2006 respectively.

8.  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, by business segment, were as follows:

                                 FLUID &       HEALTH &                  FIRE & SAFETY/
                                METERING        SCIENCE     DISPENSING     DIVERSIFIED
                              TECHNOLOGIES   TECHNOLOGIES    EQUIPMENT      PRODUCTS        TOTAL
                              ------------   ------------   ----------   --------------   --------
                                                         (IN THOUSANDS)
Balance at December 31,
  2006......................    $304,464       $333,801      $128,457       $145,878      $912,600
Foreign currency
  translation...............       2,970            815         5,543          3,784        13,112
Acquisitions................      25,099             --            --             --        25,099
Acquisition adjustments.....        (114)          (194)           --             --          (308)
                                --------       --------      --------       --------      --------
Balance at September 30,
  2007......................    $332,419       $334,422      $134,000       $149,662      $950,503
                                ========       ========      ========       ========      ========


                        IDEX CORPORATION AND SUBSIDIARIES

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of September 30, 2007 and December 31, 2006:

                                   AT SEPTEMBER 30, 2007                AT DECEMBER 31, 2006
                                  -----------------------             -----------------------
                                    GROSS                               GROSS
                                  CARRYING    ACCUMULATED   AVERAGE   CARRYING    ACCUMULATED
                                   AMOUNT    AMORTIZATION     LIFE     AMOUNT    AMORTIZATION
                                  --------   ------------   -------   --------   ------------
                                                         (IN THOUSANDS)
Amortizable intangible assets:
  Patents.......................  $  8,035     $ (4,891)       11     $  8,508      $(5,171)
  Trade names...................    34,508       (2,670)       17       30,081       (1,224)
  Customer relationships........    72,978       (4,991)       17       64,796       (1,609)
  Non-compete agreements........     4,332       (1,828)        4        4,087         (702)
  Unpatented technology.........    12,682         (644)       16        4,727         (127)
  Other.........................     6,281         (916)       10        6,457         (560)
                                  --------     --------               --------      -------
     Total amortizable
       intangible assets........   138,816      (15,940)               118,656       (9,393)
Banjo trade name................    62,100           --                 62,100           --
                                  --------     --------               --------      -------
Balance at September 30, 2007...  $200,916     $(15,940)              $180,756      $(9,393)
                                  ========     ========               ========      =======



     The Banjo trade name is an indefinite lived intangible asset which will be tested for impairment on an annual basis.

9.  ACCRUED EXPENSES

     The components of accrued expenses as of September 30, 2007 and December 31, 2006 were:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           2007           2006
                                                      -------------   ------------
                                                             (IN THOUSANDS)
Payroll and related items...........................     $38,864         $32,897
Management incentive compensation...................       7,028          15,279
Income taxes payable................................       2,477          10,897
Deferred income taxes...............................       1,262           1,359
Insurance...........................................      10,561          10,338
Other...............................................      29,185          24,400
                                                         -------         -------
  Total accrued expenses............................     $89,377         $95,170
                                                         =======         =======



10.  BORROWINGS

     Effective February 2007 the $150.0 million of 6.875% Senior Notes due February 15, 2008 were reclassified from long-term borrowings to short-term borrowings.

     In addition to the $150.0 million of 6.875% Senior Notes due February 15, 2008, the Company also has a $600.0 million domestic multi-currency bank revolving credit facility ("Credit Facility"), which expires December 21, 2011. With $139.0 million outstanding under the facility at September 30, 2007, and outstanding letters of credit totaling $5.7 million, the maximum amount available under the Credit Facility was $455.3 million. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate or, at the Company's election, at LIBOR plus an applicable margin payable at maturity. The applicable margin is based on the credit rating of our Senior Notes, and can range from 24 basis points to 50 basis points. Based on the Company's BBB rating at

                        IDEX CORPORATION AND SUBSIDIARIES

September 30, 2007, the applicable margin was 40 basis points. We also pay an annual fee of 10 basis points on the total Credit Facility.

     We also have a one-year, renewable $30.0 million demand line of credit ("Short-Term Facility"), which expires on December 12, 2007. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At September 30, 2007, there were no borrowings outstanding under this facility.

11.  PREFERRED STOCK

     The Company had five million shares of preferred stock authorized but unissued at September 30, 2007 and December 31, 2006.

12.  SHARE-BASED COMPENSATION

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123R using the modified prospective method, and thus did not restate any prior period amounts. Under this method, compensation cost in the three and nine months ending September 30, 2007 include the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Binomial lattice option-pricing model.

     During 2007, the Company has granted approximately 1.1 million stock options and 0.1 million restricted shares, respectively.

     Total compensation cost for stock options is as follows:

                                               THIRD QUARTER       NINE MONTHS
                                                   ENDED              ENDED
                                               SEPTEMBER 30,      SEPTEMBER 30,
                                              ---------------   -----------------
                                               2007     2006      2007      2006
                                              ------   ------   -------   -------
                                                         (IN THOUSANDS)
General and administrative expenses.........  $1,687   $1,650   $ 5,658   $ 5,197
Cost of goods sold..........................     247      283       818       816
                                              ------   ------   -------   -------
Total expense before income taxes...........   1,934    1,933     6,476     6,013
Income tax benefit..........................    (704)    (704)   (2,358)   (2,029)
                                              ------   ------   -------   -------
Total expense after income taxes............  $1,230   $1,229   $ 4,118   $ 3,984
                                              ======   ======   =======   =======



     Total compensation cost for restricted stock is as follows:

                                                 THIRD QUARTER     NINE MONTHS
                                                     ENDED            ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                 -------------   ---------------
                                                  2007    2006    2007     2006
                                                 -----   -----   ------   ------
                                                          (IN THOUSANDS)
General and administrative expenses............  $ 986   $ 815   $3,153   $2,410
Cost of goods sold.............................      8       3       20        6
                                                 -----   -----   ------   ------
Total expense before income taxes..............    994     818    3,173    2,416
Income tax benefit.............................   (177)   (126)    (628)    (396)
                                                 -----   -----   ------   ------
Total expense after income taxes...............  $ 817   $ 692   $2,545   $2,020
                                                 =====   =====   ======   ======


                        IDEX CORPORATION AND SUBSIDIARIES

     Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees. Compensation cost capitalized as part of inventory was immaterial.

     As of September 30, 2007, there was $15.8 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years, and $8.8 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.3 years.

13.  RETIREMENT BENEFITS

     The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

                                                         PENSION BENEFITS
                                             ---------------------------------------
                                                THIRD QUARTER ENDED SEPTEMBER 30,
                                                    2007                 2006
                                             ------------------   ------------------
                                               U.S.    NON-U.S.     U.S.    NON-U.S.
                                             -------   --------   -------   --------
                                                          (IN THOUSANDS)
Service cost...............................  $   469     $ 224    $   102     $ 177
Interest cost..............................    1,072       396      1,329       306
Expected return on plan assets.............   (1,310)     (267)    (1,527)     (201)
Net amortization...........................      682       190      1,352       137
                                             -------     -----    -------     -----
  Net periodic benefit cost................  $   913     $ 543    $ 1,256     $ 419
                                             =======     =====    =======     =====




                                                         PENSION BENEFITS
                                             ---------------------------------------
                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                    2007                 2006
                                             ------------------   ------------------
                                               U.S.    NON-U.S.     U.S.    NON-U.S.
                                             -------   --------   -------   --------
                                                          (IN THOUSANDS)
Service cost...............................  $ 1,407    $  668    $ 1,635    $  504
Interest cost..............................    3,216     1,178      3,306       876
Expected return on plan assets.............   (3,931)     (795)    (3,944)     (566)
Net amortization...........................    2,047       563      2,719       393
                                             -------    ------    -------    ------
  Net periodic benefit cost................  $ 2,739    $1,614    $ 3,716    $1,207
                                             =======    ======    =======    ======




                                                          OTHER BENEFITS
                                                  -----------------------------
                                                     THIRD
                                                    QUARTER
                                                     ENDED        NINE MONTHS
                                                   SEPTEMBER         ENDED
                                                      30,        SEPTEMBER 30,
                                                  -----------   ---------------
                                                  2007   2006    2007     2006
                                                  ----   ----   ------   ------
                                                          (IN THOUSANDS)
Service cost....................................  $202   $115   $  457   $  352
Interest cost...................................   264    290      919      982
Net amortization................................    (4)    89      169      212
                                                  ----   ----   ------   ------
  Net periodic benefit cost.....................  $462   $494   $1,545   $1,546
                                                  ====   ====   ======   ======



     The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute approximately $5.1 million to these pension plans and $1.3 million to its other postretirement

                        IDEX CORPORATION AND SUBSIDIARIES
benefit plans in 2007. As of September 30, 2007, $3.8 million of contributions have been made to the pension plans and $0.6 million has been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $0.6 million in 2007 to fund these pension plans and other postretirement benefit plans.

14.  LEGAL PROCEEDINGS

     IDEX is a party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

15.  INCOME TAXES

     The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes from continuing operations increased to $19.2 million in the third quarter of 2007 from $18.2 million in the third quarter of 2006. The effective tax rate decreased to 33.1% in the third quarter of 2007 from 35.3% in the third quarter of 2006 due to the renewal of the research and development tax credit and changes in the mix of global pre-tax income among taxing jurisdictions. Additionally, in the third quarter of 2007, the Company recorded certain deferred tax liabilities related to acquisitions occurring in prior years. The effect of this $2.8 million of additional income tax expense was primarily offset during the quarter by favorable discrete items related to tax events in foreign jurisdictions.

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

     At January 1, 2007, the Company had $6.6 million in unrecognized tax benefits. If recognized, $5.8 million of our unrecognized tax benefits would reduce our income tax expense and effective tax rate. Included in the balance of unrecognized tax benefits at January 1, 2007, is $0.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This represents a decrease in unrecognized tax benefits and depends on the ultimate closure date of various examinations.

     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had accrued $0.9 million and $0.2 million for the potential payment of interest and penalties, respectively.

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

     During the third quarter of 2007, unrecognized net tax benefits increased by $0.1 million, which increased the effective tax rate accordingly.

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

                        IDEX CORPORATION AND SUBSIDIARIES

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

17.  SUBSEQUENT EVENTS

     In October 2007, the Company acquired Isolation Technologies, a leading developer of advanced column hardware and accessories for the High Performance Liquid Chromatography (HPLC) market, for cash consideration of approximately $30 million. HPLC instruments are used in a variety of analytical chemistry applications, with primary commercial applications including drug discovery and quality control measurements for pharmaceutical and food/beverage testing. Headquartered in Hopedale, MA, Isolation Technologies has annual revenues of approximately $11 million. Isolation Technologies will be operated as part of the Company's Sapphire Engineering business unit within IDEX's Health and Science Technologies segment.

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

     Some of our key 2007 financial highlights for the nine months ended September 30, 2007 were as follows:

     - Sales rose 19% to $1,012.6 million; organic business sales -- excluding acquisitions and foreign currency translation -- were up 6%.

     - Gross margins improved 70 basis points to 42.0% of sales, while operating margins at 19.1% were 60 basis points higher than a year ago.

     - Income from continuing operations increased 20% to $117.5 million.

     - Diluted EPS from continuing operations of $1.43 was 22 cents ahead of the same period of 2006.

     - Net income increased 5% to $116.7 million.

     - Diluted EPS of $1.42 was 5 cents ahead of the same period of 2006.

     The following forward-looking statements are qualified by the Cautionary Statement Under the Private Securities Litigation Reform Act set forth above.

     In the third quarter, we continued to experience strong global demand in our process controls, infrastructure and core health and science end markets. However, our third quarter results were unfavorably impacted by lower demand in the Dispensing Equipment and Fire & Safety/Diversified Products segments. In the Dispensing Equipment segment, we experienced softer than expected demand in the North American small retail channel as well as lower operating margins primarily due to reduced volume, in-quarter operational issues and unfavorable mix. In the Fire & Safety/Diversified Products segment, the results were impacted by lower OEM demand for fire suppression equipment.

     For the fourth quarter of 2007, projected organic growth rates in the Fluid & Metering Technologies and Health & Science Technologies segments are 6-8 percent and 3-5 percent, respectively. In the Dispensing Equipment segment, the projected fourth quarter organic growth rate of 4-6 percent reflects improvement from the third quarter due to planned replenishment orders in the North American large retail channel. The projected fourth quarter organic growth rate in the Fire & Safety/Diversified Products segment of 4-5 percent is consistent with third quarter performance, as we anticipate continued softness in the North American fire suppression market.

     Given these trends, current market conditions and the impact from currency and recent acquisitions, we expect fourth quarter sales growth of 12 to 15 percent and EPS of 46 to 49 cents per diluted share. The EPS estimate range as stated includes a projected unfavorable impact of one to two cents from estimated severance and field service expenses in the fourth quarter.

RESULTS OF OPERATIONS

     For purposes of this discussion and analysis section, reference is made to the table below and the Company's Condensed Consolidated Statements of Operations included in Item 1. During the third quarter 2006, the Company determined that Halox, its chemical and electrochemical systems business, met the criteria to be classified as a discontinued operation. The sale of Halox was completed during the third quarter 2007. During the second quarter 2006, the Company determined that Lubriquip, its lubricant dispensing business, met the criteria to be classified as a discontinued operation and was subsequently sold July 11, 2006. Financial information for the three and nine months ended September 30, 2006 have been restated to present Halox and Lubriquip as discontinued operations.

  PERFORMANCE IN THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THE SAME PERIOD OF 2006

     Sales in the three months ended September 30, 2007 were $334.9 million, a 16% improvement from the comparable period last year. The increase was driven by organic business shipments of 5%, acquisitions accounted for 9% and foreign currency translation contributed 2%. Sales to international customers from organic businesses represented approximately 46% of total sales in the current period compared to 45% in the same period in 2006.

     During the quarter, Fluid & Metering Technologies contributed 43% of sales and 45% of operating income; Health & Science Technologies accounted for 25% of sales and 24% of operating income; Dispensing Equipment accounted for 11% of sales and 8% of operating income; and Fire &
Safety/Diversified Products represented 21% of sales and 23% of operating income.

     Fluid & Metering Technologies Group sales of $143.8 million for the three months ended September 30, 2007 rose $37.6 million, or 35% compared with 2006, reflecting 9% organic business growth, 25% for acquisitions and a 1% favorable impact from foreign currency translation. In the third quarter of 2007, organic business sales grew approximately 10% domestically and 6% internationally. Organic business sales to customers outside the U.S. were approximately 42% of total group sales during the third quarter of 2007, compared to 43% in 2006.

     Health & Science Technologies Group sales of $83.3 million increased $2.0 million, or 3%, in the third quarter of 2007 compared with last year's third quarter. Growth in core analytical instrumentation, IVD and biotechnology markets was offset by slow growth in specific pneumatic OEM markets. In the third quarter of 2007, organic business sales decreased 5% domestically and increased 13% internationally. Organic business sales to customers outside the U.S. were approximately 43% of total group sales in the third quarter of 2007, compared to 38% in 2006.

     Dispensing Equipment Group sales of $38.1 million increased $0.2 million in the third quarter of 2007 compared with 2006. This increase reflects a 5% decrease in organic business offset by 5% from favorable foreign currency translation. Slower North American demand driven by softness in the small retail channel coupled with timing of large retail replenishment programs contributed to lower than expected performance. In the third quarter of 2007, organic business sales decreased 8% domestically and decreased 2% internationally. Organic business sales to customers outside the U.S. were approximately 62% of total group sales in the third quarter of 2007, compared with 61% in the comparable quarter of 2006.

     Fire & Safety/Diversified Products Group sales of $70.6 million increased $5.4 million, or 8%, in the third quarter of 2007 compared with 2006. This increase reflects a 5% increase in organic business volume, with an additional 3% of favorable foreign currency translation. The engineered band clamping business achieved strong growth, offset by weak demand in the North American fire suppression market. In the third quarter of 2007, organic business sales decreased 1% domestically and increased 11% internationally. Organic business sales to customers outside the U.S. were approximately 49% of total group sales in the third quarter of 2007 and 46% in 2006.

                                                 THIRD QUARTER           NINE MONTHS
                                                ENDED SEPTEMBER        ENDED SEPTEMBER
                                                     30,(1)                 30,(1)
                                              -------------------   ---------------------
                                                2007       2006        2007        2006
                                              --------   --------   ----------   --------
Fluid & Metering Technologies
  Net sales.................................  $143,842   $106,251   $  421,642   $316,011
  Operating income(2).......................    31,559     22,957       91,443     64,362
  Operating margin..........................      21.9%      21.6%        21.7%      20.4%
  Depreciation and amortization.............  $  4,310   $  2,142   $   12,428   $  6,882
  Capital expenditures......................     2,883      1,280        8,992      3,515
Health & Science Technologies
  Net sales.................................  $ 83,266   $ 81,252   $  246,356   $225,572
  Operating income(2).......................    16,703     14,488       45,733     41,281
  Operating margin..........................      20.1%      17.8%        18.6%      18.3%
  Depreciation and amortization.............  $  3,316   $  2,460   $    8,162   $  6,303
  Capital expenditures......................     1,207      1,025        3,987      3,408
Dispensing Equipment
  Net sales.................................  $ 38,145   $ 37,955   $  135,897   $123,778
  Operating income(2).......................     5,625      8,425       31,577     30,443
  Operating margin..........................      14.7%      22.2%        23.2%      24.6%
  Depreciation and amortization.............  $    854   $    544   $    2,431   $  2,609
  Capital expenditures......................       694        794        2,448      1,984
Fire & Safety/Diversified Products
  Net sales.................................  $ 70,592   $ 65,233   $  212,596   $191,001
  Operating income(2).......................    16,533     15,844       50,008     45,766
  Operating margin..........................      23.4%      24.3%        23.5%      24.0%
  Depreciation and amortization.............  $  1,235   $  1,425   $    4,289   $  4,503
  Capital expenditures......................       829      2,332        2,528      5,098
Company
  Net sales.................................  $334,884   $289,848   $1,012,634   $852,809
  Operating income(2).......................    63,148     54,413      193,565    158,175
  Operating margin..........................      18.9%      18.8%        19.1%      18.5%
  Depreciation and amortization(3)..........  $  9,826   $  6,592   $   28,305   $ 20,687
  Capital expenditures......................     7,794      6,282       20,924     15,985


--------

   (1) Data includes acquisition of Faure Herman (February 2007) and Quadro (June 2007) in the Fluid & Metering Technologies Group, JUN-AIR (February
       2006) and EPI (May 2006) in the Health & Science Technologies Group and Airshore (January 2006) in the Fire & Safety/Diversified Products Group from the dates of acquisition.

   (2) Group operating income excludes unallocated corporate operating expenses.

   (3) Excludes amortization of debt issuance expenses and unearned stock compensation.

     Gross profit of $137.7 million in the third quarter of 2007 increased $18.9 million, or 16%, from 2006. Gross profit as a percent of sales was 41.1% in the third quarter of 2007 and 41.0% in 2006. The improved gross margins primarily reflect volume leverage, the Company's strategic sourcing and other operational excellence initiatives and acquisitions, partially offset by lower operating performance in the Dispensing Equipment segment.

     Selling, general and administrative (SG&A) expenses increased to $74.5 million in the third quarter of 2007 from $64.4 million in 2006. Higher total SG&A expenses reflect acquisitions, volume-related expenses, and reinvestment in the business to drive organic growth. As a percent of sales, SG&A expenses were 22.2% for both 2007 and 2006.

     Operating income increased $8.7 million, or 16%, to $63.1 million in the third quarter of 2007 from $54.4 million in 2006, primarily reflecting higher volumes, partially offset by increased SG&A expenses. Third quarter operating margins were 18.9% of sales, 10 basis points higher than the third quarter of 2006. The improvement from last year resulted from higher gross margins. In the Fluid & Metering Technologies Group, operating income of $31.6 million and operating margins of 21.9% in the third quarter of 2007 were up from the $23.0 million and 21.6% recorded in 2006 principally due to strong global demand for infrastructure-related applications and acquisitions. In the Health & Science Technologies Group, operating income of $16.7 million and operating margins of 20.1% in the third quarter of 2007 were up from the $14.5 million and 17.8% recorded in 2006 principally due to favorable mix. In the Dispensing Equipment Group, operating income of $5.6 million and operating margins of 14.7% in the third quarter of 2007 were down from the $8.4 million and 22.2% recorded in 2006, due to reduced volume, operational inefficiencies, product quality-driven service costs, unfavorable mix and severance expenses. Operating income in the Fire & Safety/Diversified Products Group of $16.5 million was higher than the $15.8 million recorded in 2006, due primarily to increased volume. Operating margins within Fire & Safety/Diversified Products Group of 23.4% in the current quarter were down from 24.3% in 2006, due to volume decline in fire suppression and product mix.

     IDEX's provision for income taxes from continuing operations is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $19.2 million in the third quarter of 2007 from $18.2 million in 2006. The effective tax rate decreased to 33.1% in the third quarter of 2007 from 35.3% in the third quarter of 2006 due to the renewal of the research and development tax credit and changes in the mix of global pre-tax income among taxing jurisdictions. Additionally, in the third quarter of 2007, the Company recorded certain deferred tax liabilities related to acquisitions occurring in prior years. The effect of this $2.8 million of additional income tax expense was primarily offset during the quarter by favorable discrete items related to tax events in foreign jurisdictions.

     Income from continuing operations for the current quarter was $38.8 million, 16% higher than the $33.3 million earned in the third quarter of 2006. Diluted earnings per share from continuing operations in the third quarter of 2007 of $0.47 increased $0.06, or 15%, compared with the third quarter of 2006.

     Net income for the current quarter of $38.4 million, which included a loss from discontinued operations of $0.4 million, decreased from the $46.0 million earned in the third quarter of 2006, which included income from discontinued operations of $12.7 million. Diluted earnings per share in the third quarter of 2007 of $0.47 decreased $0.10, or 18%, compared with the third quarter of 2006.

  PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THE SAME PERIOD OF 2006

     Sales in the nine months ended September 30, 2007 were $1,012.6 million, a 19% improvement from the comparable period last year. The increase was driven by organic business shipments of 6%, acquisitions accounted for 10% and foreign currency translation contributed 3%. For the first nine months of the year, organic business sales to international customers were approximately 45% of total sales for both 2007 and 2006.

     For the first nine months, Fluid & Metering Technologies contributed 42% of sales and operating income; Health & Science Technologies accounted for 24% of sales and 21% of operating income; Dispensing Equipment accounted for 13% of sales and 14% of operating income; and Fire & Safety/Diversified Products represented 21% of sales and 23% of operating income.

     Fluid & Metering Technologies Group sales of $421.6 million for the nine months ended September 30, 2007 rose $105.6 million, or 33% compared with 2006, reflecting 9% organic business growth, 23% for acquisitions and a 1% favorable impact from foreign currency translation. In the first nine months of 2007, organic business sales grew approximately 8% both domestically and internationally. Organic business sales to customers outside the U.S. were approximately 43% of total group sales during the first nine months of 2007 compared with 42% in the comparable period of 2006.

     Health & Science Technologies Group sales of $246.4 million increased $20.8 million, or 9%, for the first nine months of 2007 compared with 2006. This increase was attributed to acquisitions which contributed 7%, an increase in organic business volume of 1% and favorable foreign currency translation of 1%. In the first nine months of 2007, organic business sales were down 1% domestically and increased 9% internationally. Organic business sales to customers outside the U.S. were approximately 39% of total group sales in 2007 and 37% in 2006.

     Dispensing Equipment Group sales of $135.9 million increased $12.1 million, or 10%, in the first nine months of 2007 compared with 2006. This increase reflects a 5% increase in organic business volume and 5% from favorable foreign currency translation. In the first nine months of 2007, organic business sales increased 8% domestically and increased 3% internationally. Organic business sales to customers outside the U.S. were approximately 63% of total group sales in the first nine months of 2007 compared with 64% in the comparable period of 2006.

     Fire & Safety/Diversified Products Group sales of $212.6 million increased $21.6 million, or 11%, in the first nine months of 2007 compared with 2006. This increase reflects a 7% increase in organic business volume, with an additional 4% of favorable foreign currency translation. In the first nine months of 2007, organic business sales increased 5% domestically and 10% internationally. Organic business sales to customers outside the U.S. were approximately 47% of total group sales in the first nine months of 2007 and 45% in 2006.

     Gross profit of $424.9 million, in the first nine months of 2007, increased $73.0 million, or 21%, from 2006. Gross profit as a percent of sales was 42.0% in 2007 an increase from 41.3% in 2006. The improved gross margins primarily reflect volume leverage and the Company's strategic sourcing and other operational excellence initiatives.

     SG&A expenses increased to $231.3 million in the first nine months of 2007 from $193.6 million in 2006. Higher total SG&A expenses reflect acquisitions, volume-related expenses, and reinvestment in the business to drive organic growth. As a percent of sales, SG&A expenses were 22.9% for 2007 and 22.8% for 2006.

     Operating income increased $35.4 million, or 22%, to $193.6 million in the first nine months of 2007 from $158.2 million in 2006, primarily reflecting higher volumes, partially offset by increased SG&A expenses. Operating margins for the first nine months of 2007 were 19.1% of sales, 60 basis points higher than the first nine months of 2006. The improvement from last year resulted from higher gross margins, partially offset by higher SG&A. In the Fluid & Metering Technologies Group, operating income of $91.4 million and operating margins of 21.7% in the first nine months of 2007 were up from the $64.4 million and 20.4%, respectively, recorded in 2006 principally due to strong global demand and acquisitions. Operating income for the Health & Science Technologies Group of $45.7 million was up from the $41.3 million recorded in 2006 principally due to volume. Operating margins within Health & Science Technologies Group of 18.6% in the current period were up slightly from 18.3% in 2006 primarily due to acquisitions and growth-related investments in the Company's medical product lines. In the Dispensing Equipment Group, operating income of $31.6 million in the first nine months of 2007 was up from the $30.4 million recorded in 2006 principally due to improved market conditions in Europe and the impact of our operational excellence initiatives. Operating margins within the Dispensing Equipment Group of 23.2% in the current period were down from 24.6% in 2006 primarily due to operational issues, unfavorable mix and severance expenses. Operating income in the Fire & Safety/Diversified Products Group of $50.0 million was higher than $45.8 million recorded in 2006, due primarily to increased volume. Operating margins within Fire & Safety/Diversified Products Group of 23.5% in the current period were down slightly from 24.0% in 2006, primarily due to product mix.

     Other income in the first nine months of 2007 increased $0.8 million compared with 2006 primarily due to favorable foreign currency translation.

     IDEX's provision for income taxes from continuing operations is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $59.6 million in the first nine months of 2007 from $51.0 million in 2006. The effective tax rate decreased to 33.7% in the current period from 34.4% in 2006. In 2007, the Company recorded certain deferred tax liabilities related to acquisitions occurring in prior years. The effect of this $2.8 million of additional income tax expense was primarily offset during the year by favorable discrete items related to tax events in foreign jurisdictions.

     Income from continuing operations for the first nine months was $117.5 million, 20% higher than the $97.5 million earned in the same period of 2006. Diluted earnings per share from continuing operations in the first nine months of 2007 of $1.43 increased $0.22, or 18%, compared with the same period last year.

     Net income for the first nine months of 2007 was $116.7 million, which included a loss from discontinued operations of $0.8 million, increased from the $111.0 million earned in the same period of 2006, which included income from discontinued operations of $13.5 million. Diluted earnings per share in the first nine months of 2007 of $1.42 increased $0.05, or 4%, compared with the same period of 2006.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2007, working capital was $125.8 million and our current ratio was 1.4 to 1. Cash flows from operating activities increased $28.6 million, or 26%, to $138.2 million in the first nine months of 2007 mainly due to the improved operating results discussed above.

     Cash flows provided from operations were more than adequate to fund capital expenditures of $18.8 million and $16.0 million in the first nine months of 2007 and 2006, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support IDEX's global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that IDEX has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

     The Company acquired Faure Herman in February 2007 for cash consideration of $24.2 million and the assumption of approximately $1.6 million in debt and Quadro Engineering in June 2007 for cash consideration of $32.2 million. Approximately $12.9 million and $11.3 million, respectively, of the cash payments for both acquisitions were financed by borrowings under the Company's credit facility.

     In addition to the $150.0 million of 6.875% Senior Notes due February 15, 2008, the Company also has a $600.0 million domestic multi-currency bank revolving credit facility ("Credit Facility"), which expires December 21, 2011. With $139.0 million outstanding under the facility at September 30, 2007, and outstanding letters of credit totaling $5.7 million, the maximum amount available under the Credit Facility was $455.3 million. Interest is payable quarterly on the outstanding balance at the bank agent's reference rate or, at the Company's election, at LIBOR plus an applicable margin payable at maturity. The applicable margin is based on the credit rating of our Senior Notes, and can range from 24 basis points to 50 basis points. Based on the Company's BBB rating at September 30, 2007, the applicable margin was 40 basis points. We also pay an annual fee of 10 basis points on the total Credit Facility.

     We also have a one-year, renewable $30.0 million demand line of credit ("Short-Term Facility"), which expires on December 12, 2007. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At September 30, 2007, there were no borrowings outstanding under this facility.

     We believe for the next 12 months that cash flow from operations and our availability under the Credit Facility will be sufficient to meet our operating requirements, interest on all borrowings, required debt repayments, any authorized share repurchases, planned capital expenditures, and annual dividend payments to holders of common stock. The Company is currently in the process of evaluating its options related to the Senior Notes due February 15, 2008, including the potential use of its Credit Facility. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, we may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term borrowings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. The Company's interest rate exposure is primarily related to the $304.0 million of total debt outstanding at September 30, 2007. Approximately 51% of the debt is priced at interest rates that float with the market. A 50-basis point movement in the interest rate on the floating rate debt would result in an approximate $0.8 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We will, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. As of September 30, 2007, the Company did not have any interest rate swaps outstanding.

     On June 12, 2007, the Company acquired certain forward contracts as part of the Quadro acquisition that are expected to lapse by December 31, 2007. Currently these contracts are marked-to market on a monthly basis, the impact of which is immaterial to the Consolidated Statements of Operations.

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

     Claims have been filed in Alabama, California, Connecticut, Delaware, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Texas, Utah, Virginia, Washington and Wyoming. Most of the claims resolved to date have been dismissed without payment. The balance has been settled for reasonable amounts. Only one case has been tried, resulting in a verdict for the Company's business unit.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                                                                       TOTAL NUMBER OF     MAXIMUM NUMBER OF
                                                                     SHARES PURCHASED AS  SHARES THAT MAY YET
                                                                       PART OF PUBLICLY    BE PURCHASED UNDER
                                    TOTAL NUMBER OF   AVERAGE PRICE    ANNOUNCED PLANS         THE PLANS
PERIOD                             SHARES PURCHASED  PAID PER SHARE     OR PROGRAMS(1)       OR PROGRAMS(1)
------                             ----------------  --------------  -------------------  -------------------
July 1, 2007 to
July 31, 2007....................         --               --                 --               2,240,250
August 1, 2007 to
August 31, 2007..................         --               --                 --               2,240,250
September 1, 2007 to
September 30, 2007...............         --               --                 --               2,240,250


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

November 7, 2007

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