Form 10-K
period 2007-12-31
IDEX CORP /DE/
filed 2008-02-29
CIK 832101

===============================================================================

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

                  Registrant's telephone number: (847) 498-7070

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------          --------------------------------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]    Accelerated filer [ ]              Non-accelerated filer [ ]            Smaller Reporting Company [ ]
                                                       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock (based on the June 30, 2007 closing price of $38.54) held by non-affiliates of IDEX Corporation was $3,101,853,013.

The number of shares outstanding of IDEX Corporation's common stock, par value $.01 per share (the "Common Stock"), as of February 20, 2008 was 81,586,819 (net of treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 Annual Report to stockholders of IDEX Corporation ("the 2007 Annual Report") are incorporated by reference in Part II of this Form 10-K and portions of the Proxy Statement of IDEX Corporation (the "2008 Proxy Statement") with respect to the 2008 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

===============================================================================

                                TABLE OF CONTENTS

PART I.

Item 1.    Business.                                                                                                             1

Item 1A.   Risk Factors.                                                                                                         7

Item 1B.   Unresolved Staff Comments.                                                                                            9

Item 2.    Properties.                                                                                                           9

Item 3.    Legal Proceedings.                                                                                                   10

Item 4.    Submission of Matters to a Vote of Security Holders.                                                                 10

PART II.

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.        10

Item 6.    Selected Financial Data.                                                                                             12

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.                               13

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.                                                          23

Item 8.    Financial Statements and Supplementary Data.                                                                         25

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.                                56

Item 9A.   Controls and Procedures.                                                                                             56

Item 9B.   Other Information.                                                                                                   56

PART III.

Item 10.   Directors, Executive Officers and Corporate Governance.                                                              56

Item 11.   Executive Compensation.                                                                                              57

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.                      57

Item 13.   Certain Relationships and Related Transactions, and Director Independence.                                           57

Item 14.   Principal Accountant Fees and Services.                                                                              57

PART IV.

Item 15.   Exhibits and Financial Statement Schedules.                                                                          57

Schedule II - Valuation and Qualifying Accounts.                                                                                58

Signatures                                                                                                                      59

Exhibit Index                                                                                                                   60

                                     PART I

ITEM 1.  BUSINESS.

     IDEX Corporation ("IDEX" or the "Company"), a Delaware Corporation incorporated on September 24, 1987, is an applied solutions company specializing in fluid and metering technologies, health and science technologies, dispensing equipment and fire, safety and other diversified products. The Company manufactures an extensive array of engineered industrial products sold to customers in a variety of industries around the world. We believe that each of our business units is a leader in its niche market. We also believe that our consistent financial performance has been attributable to the manufacture of quality products designed and engineered by us, coupled with our ability to identify and successfully consummate and integrate strategic acquisitions. IDEX consists of four reportable business segments. The Fluid & Metering Technologies Segment consists of the following business units: Banjo, Liquid Controls, Pulsafeeder, Quadro Engineering ("Quadro"), Versa-Matic, Viking Pump ("Viking") and Warren Rupp. The Health & Science Technologies Segment includes HST Core, Gast Manufacturing ("Gast") and Micropump. The Dispensing Equipment Segment is comprised of FAST & Fluid Management and Fluid Management. The Fire & Safety/Diversified Products Segment includes Hale-Fire Suppression and Hale-Hydraulic Equipment, as well as the BAND-IT engineered clamping business.


FLUID & METERING TECHNOLOGIES SEGMENT

     The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps and flow meters, injectors, and other fluid-handling pump modules and systems. Our application-specific pump and metering solutions serve a diverse range of growing end markets including: industrial infrastructure (fossil fuels, refined and alternative fuels, water and wastewater), chemical processing, agricultural, food & beverage, pulp & paper, transportation, plastics & resins, electronics & electrical, construction & mining, pharmaceutical and bio-pharmaceutical, machinery and numerous other specialty niche markets. The segment accounted for 42% of both sales and operating income in 2007, with approximately 42% of sales to customers outside the U.S.

     Banjo. Banjo, acquired in October 2006, is a provider of special purpose, severe-duty pumps, valves, fittings and systems used in liquid handling. Banjo is based in Crawfordsville, Indiana and its products are used in agricultural and industrial applications. Approximately 9% of Banjos' 2007 sales were to customers outside the U.S.

     Liquid Controls. Liquid Controls is a leading manufacturer of positive displacement flow meters and electronic registration and control products. Applications for its products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Liquid Controls is headquartered in Lake Bluff, Illinois, with additional operations in Italy and India. Corken ("Corken"), a subsidiary of Liquid Controls based in Oklahoma City, Oklahoma, is a leading producer of positive-displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Sponsler Co., Inc. ("Sponsler"), headquartered in Westminster, South Carolina, operates as part of Liquid Controls and is a manufacturer of a line of precision turbine flow meters to meet all flow applications, including low-flow applications where viscosity, corrosive media, extreme temperature or hazardous materials are factors. Toptech Systems, Inc. ("Toptech"), a subsidiary of Liquid Controls based in Longwood, Florida was acquired in December 2006. Toptech is a leading provider of terminal automation systems used in the custody transfer and control of high-value fluids and gases. Toptech's products include terminal automation hardware and software used by customers in the oil, gas and refined-fuels markets to control and manage inventories, as well as transactional data and invoicing. In February 2007, the Company acquired Faure Herman SA ("Faure Herman"), a leading provider of ultrasonic and helical turbine flow meters used in the custody transfer and control of high value fluids and gases. Based in La Ferte Bernard, France, Faure Herman operates as part of the Liquid Controls business. Approximately 53% of Liquid Controls' 2007 sales were to customers outside the U.S.

      Pulsafeeder. Pulsafeeder is a leading manufacturer of metering pumps, special-purpose rotary pumps, peristaltic pumps, electronic controls and dispensing equipment. Pulsafeeder's products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition, and its markets include water and wastewater treatment, power generation, pulp and paper, chemical and hydrocarbon processing and swimming pools. Pulsafeeder is headquartered in Rochester, New York, with additional operations in Punta Gorda, Florida. Knight Equipment, Inc. ("Knight") is operated as part of Pulsafeeder, with headquarters in Lake Forest, California. Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Classic Engineering, Inc. ("Classic") operates as part of Pulsafeeder. Classic, based in Rochester, New York, is a supplier of fully integrated pump and metering systems to chemical companies and municipal water treatment facilities. Classic also designs, engineers and manufactures a line of standard and custom chemical-feed systems for the water and wastewater, chemical OEM, pulp and paper, cement, and general industrial markets. In 2007, approximately 34% of Pulsafeeder's sales were to customers outside the U.S.

       Quadro. Quadro, acquired in June 2007, is a leading provider of particle control solutions for the pharmaceutical and bio-pharmaceutical markets. Based in Waterloo, Ontario, Canada, Quadro's core capabilities include fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing within the pharmaceutical and bio-pharmaceutical markets. Approximately 50% of Quadro's 2007 sales were to customers outside the U.S.

       Viking Pump. Viking produces internal and external gear pumps, strainers and reducers, and related controls. These products are used for transferring and metering thin and viscous liquids. Markets served by Viking include chemical, petroleum, pulp and paper, plastics, paints, inks, tanker trucks, compressor, construction, food and beverage, personal care, pharmaceutical and biotech. Viking is based in Cedar Falls, Iowa, with additional operations in Canada and Ireland. Johnson Pump UK LTD ("Johnson") manufactures rotary lobe pumps that serve multiple sanitary and industrial applications. Located in Eastbourne, England, Johnson operates as part of Viking. Wrightech Corporation ("Wrightech") is headquartered in Muskego, Wisconsin. Wrightech, which operates as part of Viking, is a small manufacturer of stainless-steel centrifugal and positive displacement pumps and replacement parts for the sanitary product marketplace. This market includes beverage, food processing, pharmaceutical, cosmetics and other industries that require sanitary processing. Approximately 40% of Viking's 2007 sales were to customers outside the U.S.

       Warren Rupp/Versa-Matic. Warren Rupp, based in Mansfield, Ohio, is a leading producer of air-operated and motor-driven double-diaphragm pumps. Warren Rupp's products are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. This business serves markets including chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance. Versa-Matic, headquartered in Export, Pennsylvania, is a manufacturer and distributor of air-operated double-diaphragm pumps and replacement parts. Blagdon Pump, located in the United Kingdom, is operated as part of Versa-Matic. Warren Rupp/Versa-Matic's sales to customers outside the U.S. in 2007 were approximately 54%.

HEALTH & SCIENCE TECHNOLOGIES SEGMENT

      The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics solutions from very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery to high performance molded and extruded, biocompatible medical devices and implantables. Through this platform, the Company is also expanding its capability in air compressors used in medical, dental and industrial applications, as well as its expertise in precision gear and peristaltic pump technologies that meet OEM's exacting specifications. The segment accounted for 24% of sales and 21% of operating income in 2007, with approximately 39% of sales to customers outside the U.S.

      Gast. Gast is a leading manufacturer of air-moving products, including air motors, low- and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast's products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure. Gast's primary markets served are medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts and industrial manufacturing. Gast is based in Benton Harbor, Michigan, with additional facilities in England. In February 2006, IDEX acquired JUN-AIR International A/S ("JUN-AIR"), a provider of low-decibel, ultra-quiet vacuum compressors suitable for medical, dental and laboratory applications. Based in Norresundby, Denmark, JUN-AIR operates as part of Gast. Approximately 32% of Gast's 2007 sales were to customers outside the U.S.

      HST Core. HST Core consists of the following components: Rheodyne, Scivex and Eastern Plastics. Rheodyne is a leading manufacturer of injectors, valves, fittings and accessories for the analytical instrumentation market. Its products are used by manufacturers of high pressure liquid chromatography equipment servicing the pharmaceutical, biotech, life science, food and beverage, and chemical markets. Rheodyne is based in Rohnert Park, California, and its activities are closely coordinated with those of Scivex and Eastern Plastics. Scivex is a leading provider of fluidic components and systems for the analytical, biotech and diagnostic instrumentation markets. Its fluidic components and sub-assemblies include: fittings, precision-dispensing pumps and valves, tubing and integrated tubing assemblies, filter sensors and other micro- and nano-fluidic components. Markets served by Scivex include pharmaceutical, drug discovery, chemical, biochemical processing, genomics/proteomics research, environmental labs, food/agriculture, medical lab, personal care, and plastics/polymer/rubber production. Scivex operates Upchurch Scientific and Upchurch Medical in Oak Harbor, Washington and Sapphire Engineering in Pocasset, Massachusetts. In October 2007, the Company acquired Isolation Technologies, a leading developer of advanced column hardware and accessories for the High Performance Liquid Chromatography (HPLC) market. HPLC instruments are used in a variety of analytical chemistry applications, with primary commercial applications including drug discovery and quality control measurements for pharmaceutical and food/beverage testing. Headquartered in Hopedale, MA, Isolation Technologies will operate as part of Sapphire Engineering. Eastern Plastics, acquired in May 2006, is a provider of high-precision integrated fluidics and associated engineered plastics solutions. Eastern Plastics products are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. Eastern Plastics is based in Bristol, Connecticut. Approximately 32% of HST Core's 2007 sales were to customers outside the U.S.

       Micropump. Micropump is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump's products are used in low-flow abrasive and corrosive applications. Micropump serves markets including printing machinery, medical equipment, paints and inks, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp and paper, water treatment and textiles. Micropump is based in Vancouver, Washington, and also has operations in England. Ismatec SA ("Ismatec"), a leading manufacturer of peristaltic metering pumps, analytical process controllers, and sample preparation systems, is headquartered near Zurich, Switzerland and operates as part of Micropump and provides Micropump with entry into scientific R&D markets including pharmaceutical, medical, biotech and institutional laboratory. Trebor International ("Trebor") operates as part of Micropump and is headquartered in Salt Lake City, Utah. Trebor is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Its products are used in the manufacturing of semiconductors, disk drives and flat panel displays. Approximately 70% of Micropump's 2007 sales were to customers outside the U.S.

DISPENSING EQUIPMENT SEGMENT

       The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants, paints, hair colorants and other personal care products. This equipment is used in a variety of retail and commercial industries around the world. This segment provides equipment, systems and services for applications such as tinting paints and coatings, and industrial and automotive refinishing. The segment accounted for 13% of sales and 14% of operating income in 2007, with approximately 63% of sales to customers outside the U.S.

       FAST & Fluid Management - Europe & Asia. Fast & Fluid Management-Europe & Asia (collectively, "F&FM"). F&FM is a leading European and Asian manufacturer of precision-designed tinting, mixing, dispensing and measuring equipment for auto refinishing and architectural paints. Equipment is supplied to retail and commercial stores, home centers and automotive body shops. F&FM is headquartered in Sassenheim, The Netherlands, with additional operations in Italy, Australia, Poland, China, France, Spain and the United Kingdom. Over 95% of F&FM's sales in 2007 were to customers outside the U.S.

       Fluid Management. Fluid Management is a leading American manufacturer of precision-designed tinting, mixing, dispensing and measuring equipment for architectural paints and personal care products. Fluid Management's markets include retail and commercial paint stores, hardware stores, home centers, department stores and point-of-purchase dispensers and mixing equipment for the personal care, and health and beauty industry. Fluid Management is based in Wheeling, Illinois with additional operations located in Canada and Brazil. Approximately 13% of Fluid Management's 2007 sales were to customers outside the U.S.

FIRE & SAFETY/DIVERSIFIED PRODUCTS SEGMENT

       The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications. The three business units that comprise this segment are Hale-Fire Suppression, Hale-Hydraulic Equipment and Band-It. The segment accounted for 21% of sales and 23% of operating income in 2007, with approximately 49% of sales to customers outside the U.S.

       Band-It. Band-It is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The Band-It brand is highly recognized worldwide. Band-It's products are used for securing exhaust system heat and sound shields, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling, and numerous other industrial and commercial applications. Band-It's markets include transportation equipment, oil and gas, general industrial maintenance, electronics, electrical, communications, aerospace, utility, municipal and subsea marine. Band-It is based in Denver, Colorado, with additional manufacturing operations in the United Kingdom and Singapore. In 2007, approximately 44% of Band-It's sales were to customers outside the U.S.

       Hale-Fire Suppression. Hale-Fire Suppression Group (FSG) consists of the following business units: Hale, Godiva and Class 1. FSG produces truck-mounted and portable fire pumps; stainless steel valves; foam and compressed air foam systems; pump modules and pump kits; electronic controls and information systems; conventional and networked electrical systems and mechanical components for fire, rescue and specialty vehicle markets. FSG's markets include public and private fire and rescue organizations. FSG is based in Ocala, Florida, with additional operations located in Conshohocken, Pennsylvania, as well as England. In 2007, approximately 31% of FSG's sales were to customers outside the U.S.

       Hale-Hydraulic Equipment. Hale-Hydraulic Equipment Group (HEG) consists of the following business units: Hurst, Lukas, Airshore, Dinglee and Vetter. HEG produces hydraulic, battery, gas and electric-operated rescue equipment; hydraulic re-railing equipment; hydraulic tools for industrial applications; recycling cutters; pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection and disaster control; and shoring equipment for vehicular or structural collapse. HEG's markets include public and private fire and rescue organizations. HEG is based in Ocala, Florida, with additional operations located in Shelby, North Carolina; Erlangen, Germany; Tianjin, China and Zulpich, Germany. In 2007, approximately 74% of HEG's sales were to customers outside the U.S.

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

EMPLOYEES

       At December 31, 2007, the Company had 5,009 employees. Approximately 10% were represented by labor unions with various contracts expiring through June 2010. Management believes that the Company's relationship with their employees is good. The Company historically has been able to satisfactorily renegotiate its collective bargaining agreements, with its last work stoppage in March 1993.

SUPPLIERS

       The Company manufactures many of the parts and components used in its products. Substantially all materials, parts and components purchased by the Company are available from multiple sources.

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

SEGMENT INFORMATION

       For segment financial information for the years 2007, 2006, and 2005, see the table titled "Company and Business Segment Financial Information" presented on page 17 in Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the "Notes to Consolidated Financial Statements" on page 40 in Part II. Item 8. Financial Statements and Supplementary Data.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past 5 years.

                                                 YEARS OF
NAME                                  AGE         SERVICE                                POSITION
-------------------------------       ----       ---------       ---------------------------------------------------------------
Lawrence D. Kingsley...........        45             3          Chairman of the Board and Chief Executive Officer

Dominic A. Romeo...............        48             4          Vice President and Chief Financial Officer

Kimberly K. Bors...............        47             5          Vice President-Human Resources

John L. McMurray...............        57            15          Vice President-Group Executive of Fluid & Metering Technologies

Heath A. Mitts.................        37             2          Vice President-Corporate Finance

Frank J. Notaro................        44            10          Vice President-General Counsel and Secretary

Daniel J. Salliotte............        41             3          Vice President-Strategy and Business Development

Michael J. Yates...............        42             2          Vice President-Controller

       Mr. Kingsley was appointed Chairman of the Board by the Board of Directors, effective April 4, 2006. He was appointed to the position of President and Chief Executive Officer in March 2005. Prior to that, Mr. Kingsley was Chief Operating Officer since joining the Company in August 2004. Prior to joining IDEX, Mr. Kingsley served as Corporate Vice President and Group Executive responsible for the Sensors and Controls businesses at Danaher Corporation, an industrial and consumer products manufacturing company. Prior to his departure from Danaher, he served as President, Industrial Controls Group from April 2002 to July 2004.

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

CHANGES IN U.S. OR INTERNATIONAL ECONOMIC CONDITIONS COULD ADVERSELY AFFECT THE PROFITABILITY OF ANY OF OUR BUSINESSES.

     In 2007, 54% of the Company's revenue was derived from domestic operations while 46% was international. The Company's largest markets include life sciences, fire and rescue, paint and coatings, petroleum LPG and chemical processing. A slowdown in the economy and in particular any of these specific end markets could directly affect the Company's revenue stream and profitability.

POLITICAL CONDITIONS IN FOREIGN COUNTRIES IN WHICH WE OPERATE COULD ADVERSELY AFFECT OUR BUSINESS.

     In the year ended December 31, 2007, approximately 46% of our total sales were to customers outside the U.S. We expect international operations and export sales to continue to contribute to earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include the following:

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

AN INABILITY TO CONTINUE TO DEVELOP NEW PRODUCTS CAN LIMIT THE COMPANY'S REVENUE AND PROFITABILITY.

     The Company's organic growth in 2007 and 2006 was 6% and 9%, respectively. Approximately 23% of our revenue was derived from new products developed over the past three years. Our ability to continue to grow organically is tied to our ability to continue to develop new products.

OUR GROWTH STRATEGY INCLUDES ACQUISITIONS AND WE MAY NOT BE ABLE TO MAKE ACQUISITIONS OF SUITABLE CANDIDATES OR INTEGRATE ACQUISITIONS SUCCESSFULLY.

     Our historical growth has included, and our future growth is likely to continue to include, in large part our acquisition strategy and the successful integration of acquired businesses into our existing operations. We intend to continue to seek additional acquisition opportunities both to expand into new markets and to enhance our position in existing markets throughout the world. We cannot be assured, however, that we will be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain financing which may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, we cannot assure you that any acquisition, once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to our operations and cash flow.

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

SIGNIFICANT MOVEMENTS IN FOREIGN CURRENCY EXCHANGE RATES MAY HARM OUR FINANCIAL RESULTS.

     We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, the Canadian Dollar and the British Pound. Any significant change in the value of the currencies of the countries in which we do business against the U.S. Dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. For additional detail related to this risk, see Part
II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

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

WE COULD BE ADVERSELY AFFECTED BY RAPID CHANGES IN INTEREST RATES.

     Our profitability may be adversely affected during any period of an unexpected or rapid increase in interest rates. At December 31, 2007, we had $454.7 million of total debt outstanding, of which approximately 67% was priced at interest rates that float with the market. A 50-basis point increase in the interest rate on the floating rate debt would result in an approximate $1.5 million annualized increase in interest expense and decrease in cash flows. For additional detail related to this risk, see Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

OUR INTANGIBLE ASSETS ARE A SIGNIFICANT PORTION OF OUR TOTAL ASSETS AND A WRITE-OFF OF OUR INTANGIBLE ASSETS COULD CAUSE A MAJOR IMPACT ON THE COMPANY'S NET WORTH.

     Our total assets reflect substantial intangible assets, primarily goodwill and identifiable intangible assets. At December 31, 2007, goodwill and intangible assets totaled $977.0 million and $191.8 million, respectively. These intangible assets and goodwill result from our acquisitions, representing the excess of cost over the fair value of the tangible assets we have acquired. Annually, or when certain events occur that require a more current valuation, we assess whether there has been an impairment in the value of our intangible assets or goodwill. If future operating performance at one or more of our business units were to fall significantly below current levels, we could reflect, under current applicable accounting rules, a non-cash charge to operating earnings for an impairment. Any determination requiring the write-off of a significant portion of the intangible assets or goodwill could have a material negative effect on our results of operations and total capitalization. As of December 31, 2007, we have determined that no impairment existed.

OUR BUSINESS COULD SUFFER IF WE ARE UNSUCCESSFUL IN NEGOTIATING NEW COLLECTIVE BARGAINING AGREEMENTS.

     As of December 31, 2007, we had 5,009 employees. Approximately 10% of our employees are represented by unions with various contracts expiring through June 2010. We cannot assure you that we will be successful in negotiating new collective bargaining agreements, or that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations. In addition, our closures of certain facilities may create the risk of strikes or work stoppages at those and other facilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2007 calendar year and that remain unresolved.

ITEM 2. PROPERTIES.

       The Company's principal plants and offices have an aggregate floor space area of approximately 3.6 million square feet, of which 2.3 million square feet (65%) is located in the U.S. and approximately 1.3 million square feet (35%) is located outside the U.S., primarily in Italy (10%), Germany (6%), the U.K. (4%) and The Netherlands (3%). These facilities are considered to be suitable and adequate for their operations. Management believes we can meet the expected demand increase over the near term with our existing facilities, especially given our operational improvement initiatives that usually increase capacity. The Company's executive office occupies approximately 26,000 square feet of leased space in Northbrook, Illinois.

       Approximately 2.9 million square feet (80%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.4 million square feet (39%) of the principal plant and office floor area is held by business units in the Fluid & Metering Technologies Segment; 0.8 million square feet (21%) is held by business units in the Health & Science Technologies Segment; 0.6 million square feet (16%) is held by business units in the Dispensing Equipment Segment;

and 0.7 million square feet (20%) is held by business units in the Fire & Safety/Diversified Products Segment.

ITEM 3. LEGAL PROCEEDINGS.

      The Company and five of its subsidiaries have been named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. Such components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, all of the Company's settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them.

      Claims have been filed in Alabama, California, Connecticut, Delaware, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Texas, Utah, Virginia, Washington, West Virginia and Wyoming. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the Company's business unit.

      No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company's business, financial position, results of operations or cash flow.

      The Company is also party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

       Information regarding the prices of, and dividends on, the Common Stock, and certain related matters, is incorporated herein by reference to "Shareholder Information" on the inner back cover of the 2007 Annual Report.

       The principal market for the Common Stock is the New York Stock Exchange, but the Common Stock is also listed on the Chicago Stock Exchange. As of February 20, 2008, Common Stock was held by approximately 7,000 shareholders and there were 81,586,819 shares of Common Stock outstanding, net of treasury shares.

       The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2007:

                                                                     TOTAL NUMBER OF      MAXIMUM NUMBER OF
                                                                   SHARES PURCHASED AS     SHARES THAT MAY
                                                                     PART OF PUBLICLY     YET BE PURCHASED
                            TOTAL NUMBER OF     AVERAGE PRICE        ANNOUNCED PLANS       UNDER THE PLANS
 PERIOD                    SHARES PURCHASED     PAID PER SHARE       OR PROGRAMS (1)       OR PROGRAMS (1)
----------------------     ----------------     --------------     -------------------   -----------------
October 1, 2007 to
October 31, 2007                   -                   -                    -                 1,485,375

November 1, 2007 to
November 30, 2007                  -                   -                    -                 1,485,375

December 1, 2007 to
December 31, 2007                  -                   -                    -                 1,485,375


(1) On October 20, 1998, IDEX's Board of Directors authorized the repurchase of up to 1.5 million shares of its common stock, either at market prices or on a negotiated basis as market conditions warrant.

       The following table compares total shareholder returns over the last five years to the Standard & Poor's (the "S&P") 500 Index, the S&P 600 Small Cap Industrial Machinery Index and the Russell 2000 Index assuming the value of the investment in IDEX Common Stock and each index was $100 on December 31, 2002. Total return values for IDEX Common Stock, the S&P 500 Index, S&P 600 Small Cap Industrial Machinery Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

                                  [PERFORMANCE GRAPH]

                                           12/02      12/03       12/04       12/05       12/06      12/07
                                          -------    -------     -------     -------     -------    -------
IDEX Corporation                          $100.00    $127.19     $185.82     $188.58     $217.48    $248.66

S&P 500 Index                              100.00     126.38      137.75      141.88      161.20     166.89

S&P Industrial Machinery Index             100.00     134.30      170.30      183.65      219.28     243.26

Russell 2000 Index                         100.00     145.37      170.08      175.73      205.61     199.96

ITEM 6. SELECTED FINANCIAL DATA. (1)

                                                          2007            2006            2005              2004           2003
                                                       -----------     -----------     -----------       ----------      ---------
RESULTS OF OPERATIONS
Net sales                                              $ 1,358,631      $1,154,940     $ 1,011,253       $  901,072      $ 775,655
Gross profit                                               568,449         477,407         413,967          363,390        305,403
Selling, general and administrative expenses               313,366         260,201         232,935          214,092        191,914
Operating income                                           255,083         217,206         181,032          149,298        113,489
Other (income) expense--net                                 (3,434)         (1,040)           (557)             688           (949)
Interest expense                                            23,353          16,353          14,370           14,764         14,036
Provision for income taxes                                  79,300          68,171          58,644           47,511         35,664
Income from continuing operations                          155,864         133,722         108,575           86,335         64,738
Income/(loss) from discontinued operations-net of tax        (719)          12,949           1,228               71         (2,386)
Net income                                                 155,145         146,671         109,803           86,406         62,352
FINANCIAL POSITION
Current assets                                         $   637,138     $   417,908     $   350,971       $  265,122      $ 229,238
Current liabilities                                        198,953         187,252         153,296          149,006        116,485
Working capital                                            438,185         230,656         197,675          116,116        112,753
Current ratio                                                  3.2             2.2             2.3              1.8            2.0
Capital expenditures                                        24,498          21,198          22,532           20,835         20,220
Depreciation and amortization                               38,038          29,956          26,254           27,557         26,261
Total assets                                             1,989,594       1,670,821       1,244,180        1,186,292        960,739
Total borrowings                                           454,731         361,980         160,043          225,317        176,546
Shareholders' equity                                     1,162,723         979,272         823,010          713,605        592,102
PERFORMANCE MEASURES
Percent of net sales:
 Gross profit                                                 41.8%           41.3%           40.9%            40.3%          39.4%
 SG&A expenses                                                23.0            22.5            23.0             23.7           24.8
 Operating income                                             18.8            18.8            17.9             16.6           14.6
 Income before income taxes                                   17.3            17.5            16.5             14.9           12.9
 Income from continuing operations                            11.5            11.6            10.7              9.6            8.4
Effective tax rate                                            33.7            33.8            35.1             35.5           35.5
Return on average assets(2)                                    8.5             9.2             8.9              8.0            6.7
Borrowings as a percent of capitalization                     28.1            26.9            16.3             24.0           23.0
Return on average shareholders' equity(2)                     14.6            14.8            14.1             13.2           11.5
PER SHARE DATA(3)
Basic--income from continuing operations               $      1.93     $      1.68     $      1.41       $     1.15      $     .89
     --net income                                             1.92            1.84            1.42             1.15            .85
Diluted--income from continuing operations                    1.90            1.65            1.37             1.12            .87
        --net income                                          1.89            1.81            1.39             1.12            .83
Cash dividends declared                                        .48             .40             .32              .30            .25
Shareholders' equity                                         14.25           12.16           10.39             9.36           7.98
Stock price--high                                            44.99           35.65           30.22            27.31          18.83
           --low                                             30.41           26.00           24.33            17.69          11.57
           --close                                           36.13           31.61           27.41            27.00          18.49
Price/earnings ratio at year end                                19              19              20               24             22
OTHER DATA
Employees at year end                                        5,009           4,863           4,263            4,232          3,689
Shareholders at year end                                     7,000           6,700           6,700            6,000          5,700
Shares outstanding (in 000s) (3):
 Weighted average--basic                                    80,666          79,527          77,088           75,110         73,193
                 --diluted                                  82,086          80,976          79,080           77,022         74,960
 At year end (net of treasury)                              81,579          80,546          79,191           76,232         74,219

(1) For additional detail, see Notes to Consolidated Financial Statements in
Part II. Item 8. Financial Statements and Supplementary Data.

(2) Return calculated based on income from continuing operations.

(3) All share and per share data has been restated to reflect the three-for-two stock splits effected in the form of a 50% stock dividend in May of 2007 and 2004.

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

HISTORICAL OVERVIEW AND OUTLOOK

      IDEX Corporation is an applied solutions company specializing in fluid and metering technologies, health and science technologies, dispensing equipment, and fire, safety and other diversified products built to its customers' specifications. Our products are sold in niche markets to a wide range of industries throughout the world. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where we do business and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are among the factors that influence the demand for our products.

     The Company consists of four reporting segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment and Fire & Safety/Diversified Products.

      The Fluid & Metering Technologies Segment produces pumps, flow meters, and related controls for the movement of liquids and gases in a diverse range of end markets from industrial infrastructure to food and beverage. The Health & Science Technologies Segment produces a wide variety of small-scale, highly accurate pumps, valves, fittings and medical devices, as well as compressors used in medical, dental and industrial applications. The Dispensing Equipment Segment produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes, as well as refinishing equipment. The

Fire & Safety/Diversified Products Segment produces firefighting pumps, rescue tools, lifting bags and other components and systems for the fire and rescue industry, as well as engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

      The Company has a history of achieving above-average operating margins. Our operating margins have exceeded the average operating margin for the companies that comprise the Value Line Composite Index (VLCI) every year since 1988. We view the VLCI operating performance statistics as a proxy for an average industrial company. Our operating margins are influenced by, among other things, utilization of facilities as sales volumes change and inclusion of newly acquired businesses.

     Some of our key 2007 financial highlights were as follows:

- Sales of $1.36 billion rose 18%; organic sales - excluding acquisitions and foreign currency translation-were up 6%.

- Gross margins improved 50 basis points to 41.8% of sales, while operating margins at 18.8% were flat compared to 2006.

-    Income from continuing operations increased 17% to $155.9 million.

- Diluted EPS from continuing operations of $1.90 was 25 cents ahead of the same period for 2006.

-    Net income increased 6% to $155.1 million.

-    Diluted EPS of $1.89 was 8 cents ahead of the same period of 2006.

      Growth in the Fluid and Metering Technologies Segment was driven by strong global demand in the process control and infrastructure-related end markets. In the Health and Science Technologies Segment, strong growth in the core health and science end markets was adversely impacted by declines in specific pneumatic and industrial OEM customers. Performance in the Dispensing Equipment Segment was driven by strong demand for replenishment orders in the U.S. large retail channel market and solid performance in Europe. Despite softness in our fire suppression business, our Fire & Safety/Diversified Products Segment performed well as a result of product innovation and international growth.

      The following forward-looking statements are qualified by the cautionary statement under the Private Securities Litigation Reform Act set forth above.

      For 2008, the Company expects performance in the Fluid and Metering Technologies Segment to be driven by continued strong global investment in the infrastructure-related markets and process control industries. Within the Health and Science Technologies Segment, the strength of the core analytical instrumentation, IVD and biotechnology markets as well as new OEM platforms will continue to be offset by the residual effect of two maturing OEM contracts. Growth in the Dispensing Equipment Segment will be fueled by anticipated replenishment programs for large U.S. retailers and continued paint channel expansion in global markets, partially offset by softness in the North American housing market. We expect our Fire and Safety/Diversified Products Segment to continue to perform well, driven by growth in demand for innovative band clamping applications and global expansion of our rescue tools business, offset in part by continued weakness in the North American fire suppression market.

RESULTS OF OPERATIONS

      The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2007. For purposes of this discussion and analysis section, reference is made to the table on page 17 and the Consolidated Statements of Operations in
Part II. Item 8. Financial Statements and Supplementary Data on page 25.

      In the third quarter of 2006, the Company sold Lubriquip, its lubricant dispensing business that operated as part of the Company's Dispensing Equipment Segment. In the third quarter of 2007, the Company sold Halox, its chemical and electrochemical systems product line operating as part of Pulsafeeder in the Company's Fluid & Metering Technologies Segment. Financial information for all periods presented has been restated to present the operating results of both Lubriquip and Halox as a discontinued operation.

PERFORMANCE IN 2007 COMPARED WITH 2006

       Sales in 2007 of $1,358.6 million were 18% higher than the $1,154.9 million recorded a year ago. Organic sales rose 6%, seven acquisitions (JUN-AIR
- February 2006; Eastern Plastics - May 2006; Banjo - October 2006; Toptech - December 2006; Faure Herman - February 2007; Quadro - June 2007 and Isolation Technologies - October 2007) made since the beginning of 2006 accounted for an improvement of 9%, while foreign currency translation accounted for 3%. Organic sales increased in all four of the Company's reporting segments. Both domestic and international organic sales were up over 6% versus the prior year. Sales to customers outside the U.S. represented 46% of total sales for 2007 and 45% for 2006.

      In 2007, Fluid & Metering Technologies contributed 42% of sales and operating income; Health & Science Technologies accounted for 24% of sales and 21% of operating income; Dispensing Equipment accounted for 13% of sales and 14% of operating income; and Fire & Safety/Diversified Products represented 21% of sales and 23% of operating income.

      Fluid & Metering Technologies sales of $570.3 million in 2007 rose $134.8 million, or 31%, compared with 2006. The acquisition of Quadro, Faure Herman, Toptech and Banjo accounted for 20% of the increase, organic growth increased 9%, while foreign currency translation accounted for 2%. In 2007, organic sales grew approximately 7% domestically and 13% internationally. Sales to customers outside the U.S. were approximately 42% of total segment sales for 2007 and 41% for 2006.

      Health & Science Technologies sales of $327.2 million increased $22.3 million, or 7%, in 2007 compared with last year. The acquisition of Isolation Technologies, EPI and JUN-AIR accounted for 6% of the increase while organic volume contributed 1%. In 2007, organic sales increased 3% domestically and decreased 1% internationally. Sales to customers outside the U.S. were approximately 39% of total segment sales in 2007 and 2006.

      Dispensing Equipment sales of $177.9 million increased $18.2 million, or 11%, in 2007 compared with the prior year. Organic sales increased 6%, while foreign currency translation accounted for 5%. Organic domestic sales increased 17% compared with 2006, while organic international sales were essentially flat. Sales to customers outside the U.S. were 63% of total segment sales in 2007, down from 65% in 2006.

      Fire & Safety/Diversified Products sales of $288.4 million increased $28.3 million, or 11%, in 2007 compared with 2006. Organic sales activity increased 7%, while foreign currency translation accounted for 4%. In 2007, organic sales increased 4% domestically, while organic international sales increased 10%. Sales to customers outside the U.S. were 49% of total segment sales for 2007 and 46% for 2006.

      Gross profit of $568.4 million in 2007 was $91.0 million, or 19%, higher than 2006. As a percent of sales, gross profit was 41.8% in 2007, which represented a 50 basis-point increase from 41.3% in 2006. The improved gross profit margin is primarily attributable to strategic sourcing and other operational excellence initiatives.

       Selling, general and administrative (SG&A) expenses increased to $313.4 million in 2007 from $260.2 million in 2006. This increase reflects $33.1 million for acquisitions, $16.1 million for volume-related expenses, and a $1.7 million increase from severance-related and field service expenses as well as a $2.3 million increase from bad debt expense associated with the bankruptcy of a fire suppression customer. As a percent of net sales, SG&A expenses were 23.0%, an increase of 50 basis points compared with the 22.5% achieved in 2006.

      Operating income increased $37.9 million, or 17%, to $255.1 million in 2007 from $217.2 million in 2006, primarily due to higher 2007 gross profit, offset by increased SG&A expenses. Operating margins in 2007 were 18.8% of sales, flat with the prior year. Operating margin improvement was offset by the impact of acquisitions, foreign currency translation and severance-related and field service expenses as well as bad debt expense associated with the bankruptcy of a fire suppression customer.

      In the Fluid & Metering Technologies Segment, operating income of $121.4 million and operating margins of 21.3% in 2007 were up from the $89.9 million and 20.6% recorded in 2006 principally due to the impact of acquisitions, foreign currency translation and increased volume. Operating income for the Health & Science Technologies Segment of $60.9 million was up from the $58.2 million recorded in 2006 principally due to volume. Operating margins for Health & Science Technologies of 18.6% in 2007 were down from 19.1% in 2006, primarily due to product mix and severance related expenses. Operating income for the Dispensing Equipment Segment of $39.4 million was up slightly from the $38.0 million recorded in 2006, principally due to improved market conditions in Europe and the impact of our operational excellence initiatives. Operating margins for Dispensing Equipment of 22.1% in 2007 were down from 23.8% in 2006, primarily due to foreign currency translation and severance-related and field service expenses. Operating income in the Fire & Safety/Diversified Products Segment of $66.5 million was higher than the $62.7 million recorded in 2006, primarily due to increased volume. Operating margins within Fire & Safety/Diversified Products of 23.1% in 2007 was down from 24.1% in 2006, primarily due to severance-related and bad debt expenses.

COMPANY AND BUSINESS SEGMENT FINANCIAL INFORMANTION (IN THOUSANDS)

FOR THE YEARS ENDED DECEMBER 31,                       2007(1)               2006               2005
-------------------------------                      -----------         -----------        ------------
Fluid & Metering Technologies
     Net sales (2) ..........................        $   570,307         $   435,532        $    383,163
     Operating income (3) ...................            121,449              89,899              72,596
     Operating margin (3) ...................               21.3%               20.6%               18.9%
     Identifiable assets ....................        $   704,494         $   613,203        $    307,838
     Depreciation and amortization ..........             16,797              10,524               9,824
     Capital expenditures ...................             11,407               5,487               8,204

Health & Science Technologies
     Net sales (2) ..........................        $   327,170         $   304,892        $    235,499
     Operating income (3) ...................             60,924              58,229              43,133
     Operating margin (3) ...................               18.6%               19.1%               18.3%
     Identifiable assets ....................        $   548,678         $   520,991        $    391,991
     Depreciation and amortization ..........             11,156               9,043               5,917
     Capital expenditures ...................              5,342               4,726               5,525

Dispensing Equipment
     Net sales (2) ..........................        $   177,948         $   159,794        $    158,111
     Operating income (3) ...................             39,398              38,021              37,772
     Operating margin (3) ...................               22.1%               23.8%               23.9%
     Identifiable assets ....................        $   238,770         $   217,081        $    196,157
     Depreciation and amortization ..........              3,151               3,861               4,376
     Capital expenditures ...................              2,832               2,362               3,383

Fire & Safety/Diversified Products
     Net sales (2) ..........................        $   288,424         $   260,080        $    238,992
     Operating income (3) ...................             66,516              62,664              56,593
     Operating margin (3) ...................               23.1%               24.1%               23.7%
     Identifiable assets ....................        $   317,641         $   306,400        $    256,632
     Depreciation and amortization ..........              5,676               6,086               5,712
     Capital expenditures ...................              3,532               6,060               4,365

Company
     Net sales ..............................        $ 1,358,631         $ 1,154,940        $  1,011,253
     Operating income .......................            255,083             217,206             181,032
     Operating margin .......................               18.8%               18.8%               17.9%
     Total assets ...........................        $ 1,989,594         $ 1,670,821        $  1,244,180
     Depreciation and amortization ..........             38,038              29,956              26,254
     Capital expenditures ...................             26,496              21,198              22,532


(1)  Data includes acquisition of Quadro (June 2007), Faure Herman (February
     2007), Toptech (December 2006) and Banjo (October 2006) in the Fluid & Metering Technologies Segment, Isolation Technologies (October 2007), EPI (May 2006) and JUN-AIR (February 2006) in the Health & Science Technologies Segment and Airshore (January 2006) in the Fire & Safety/Diversified Products Segment from the dates of acquisition.

(2)  Segment net sales include intersegment sales.

(3) Segment operating income and margin excludes unallocated corporate operating expenses.

      Other income of $3.4 million in 2007 was $2.4 million higher than the $1.0 million in 2006, due to favorable foreign currency translation and higher interest income.

      Interest expense increased to $23.4 million in 2007 from $16.4 million in 2006. The increase was principally due to higher debt levels as a result of acquisitions.

       The provision for income taxes increased to $79.3 million in 2007 from $68.2 million in 2006. The effective tax rate decreased to 33.7% in 2007 from 33.8% in 2006, due to changes in the mix of global pre-tax income among taxing jurisdictions.

      Income from continuing operations for 2007 was $155.9 million, 17% higher than the $133.7 million earned in 2006. Diluted earnings per share from continuing operations for 2007 of $1.90 increased $0.25, or 15%, compared with the same period of 2006.

      Loss from discontinued operations for 2007 was $0.7 million, or $0.01 per share, compared to income from discontinued operations of $12.9 million, or $0.16 per share, in the comparable period of 2006. The 2007 loss includes $0.7 million loss from operations and a $0.1 million loss from the sale of Halox, offset by a $0.1 million income adjustment from the sale of Lubriquip. The 2006 income includes an after tax gain of $16.7 million from the sale of Lubriquip and $0.3 million of income from operations, partially offset by a $4.1 million loss from the write-down of the carrying value of Halox to its estimated fair market value.

      Net income for 2007 was $155.1 million, 6% higher than the $146.7 million earned in the same period of 2006. Diluted earnings per share in 2007 of $1.89, increased $0.08, or 4%, compared with the same period last year.

PERFORMANCE IN 2006 COMPARED WITH 2005

       Sales in 2006 of $1,154.9 million were 14% higher than the $1,011.3 million recorded a year ago. Organic sales rose 9%, while the five acquisitions (Airshore - January 2006; JUN-AIR - February 2006; Eastern Plastics - May 2006; Banjo - October 2006 and Toptech - December 2006) made since the beginning of 2006 accounted for an improvement of 5%. Organic sales increased in all four of the Company's reporting segments. Domestic organic sales were up over 8% versus the prior year, while organic sales to international customers increased 9% in 2006. Sales to customers outside the U.S. represented 45% of total sales for both 2006 and 2005.

      In 2006, Fluid & Metering Technologies contributed 38% of sales and 36% of operating income; Health & Science Technologies accounted for 26% of sales and 24% of operating income; Dispensing Equipment accounted for 14% of sales and 15% of operating income; and Fire & Safety/Diversified Products represented 22% of sales and 25% of operating income.

      Fluid & Metering Technologies sales of $435.5 million in 2006 rose $52.4 million, or 14%, compared with 2005, reflecting 10% organic growth and an additional 4% impact related to the acquisitions of Banjo and Toptech. In 2006, organic sales grew approximately 10% domestically and over 9% internationally. Sales to customers outside the U.S. were approximately 41% of total segment sales for 2006 and 42% for 2005.

      Health & Science Technologies sales of $304.9 million increased $69.4 million, or 29%, in 2006 compared with last year. The acquisition of EPI and JUN-AIR accounted for 16% of the increase while organic volume contributed 13%. In 2006, organic sales increased 8% domestically and 24% internationally. Sales to customers outside the U.S. were approximately 39% of total segment sales in 2006, compared with 33% in 2005.

      Dispensing Equipment sales of $159.8 million increased $1.7 million, or 1%, in 2006 compared with the prior year. Organic domestic sales increased 5% compared with 2005, while organic international sales decreased 1%. Sales to customers outside the U.S. were 65% of total segment sales in 2006, down from 66% in 2005.

      Fire & Safety/Diversified Products sales of $260.1 million increased $21.1 million, or 9%, in 2006 compared with 2005. Organic activity increased 8%, while foreign currency translation accounted for 1%. In 2006, organic sales increased 9% domestically, while organic international sales increased 7%. Sales to customers outside the U.S. were 46% of total segment sales for both 2006 and 2005.

      Gross profit of $477.4 million in 2006 was $63.4 million, or 15%, higher than 2005. As a percent of sales, gross profit was 41.3% in 2006, which represented a 40 basis-point increase from 40.9% in 2005. The improved gross profit margin was primarily attributable to strategic sourcing and other operational excellence initiatives.

      SG&A expenses increased to $260.2 million in 2006 from $232.9 million in 2005. This increase reflects acquisitions, volume-related expenses, the implementation of Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share-Based Payment" and the reinvestment in the business to drive organic growth. As a percent of net sales, SG&A expenses were 22.5%, an improvement of 50 basis points compared with the 23.0% achieved in 2005.

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

      Income from continuing operations for 2006 was $133.7 million, 23% higher than the $108.6 million earned in 2005. Diluted earnings per share from continuing operations for 2006 of $1.65 increased $0.28, or 20%, compared with the same period of 2005.

      Income from discontinued operations for 2006 was $12.9 million, or $0.16 per share, compared to $1.2 million, or $0.02 per share, in the comparable period of the prior year. The 2006 income includes an after tax gain of $16.7 million from the sale of Lubriquip, the Company's lubricant dispensing business and $.3 million of income from operations, partially offset by a $4.1 million loss from the write-down of the carrying value of Halox to its estimated fair market value. The 2005 income includes income from operations of $1.2 million.

      Net income for 2006 was $146.7 million, 34% higher than the $109.8 million earned in the same period of 2005. Diluted earnings per share in 2006 of $1.81, which included $.16 from discontinued operations, increased $0.42, or 31%, compared with the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2007, working capital was $438.2 million and the Company's current ratio was 3.2 to 1. Cash flows from operating activities of continuing operations increased $38.0 million, or 24%, to $198.1 million in 2007 mainly due to the improved operating results discussed above.

      Cash flows from continuing operations were more than adequate to fund capital expenditures of $24.5 million and $21.2 million in 2007 and 2006, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

      The Company acquired Faure Herman in February 2007 for cash consideration of $24.3 million and the assumption of approximately $1.6 million in debt, Quadro in June 2007 for cash consideration of $32.2 million and Isolation Technologies in October 2007 for cash consideration of $29.7 million. Approximately $12.9 million, $11.3 million and $29.9 million, respectively, of the cash payments for the acquisitions were financed by borrowings under the Company's credit facility.

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

      On January 1, 2008 the Company completed the acquisition of ADS, LLC ("ADS"), for cash consideration of approximately $160.0 million. Approximately $140.0 million of the purchase price is recorded as restricted cash on the Company's Consolidated Balance Sheet as of December 31, 2007. Approximately $160.0 million of the cash payment for the acquisition was financed by borrowings under the Company's credit facility.

     The Company maintains a $600.0 million unsecured domestic multi-currency bank revolving credit facility ("Credit Facility"), which expires December 21, 2011. With $292.0 million outstanding under the facility at December 31, 2007, and outstanding letters of credit totaling $5.8 million, the maximum amount available under the Credit Facility was $302.2 million. Interest is payable quarterly on the outstanding borrowings at the bank agent's reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company's senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company's BBB rating at December 31, 2007, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company's credit rating, is currently 10 basis points and is payable quarterly.

     In February 1998, the Company sold $150.0 million of unsecured Senior Notes due February 15, 2008 ("Senior Notes"), with a coupon interest rate of 6.875% and an effective rate of 6.919% to maturity. Interest is payable semiannually. The Senior Notes are redeemable at any time at the option of the Company in whole or in part. On February 15, 2008 the Senior Notes were repaid using proceeds available under the Company's Credit Facility. The Company has classified the Senior Notes as a long-term borrowing at December 31, 2007 because of the Company's ability and intent at December 31, 2007 to refinance this obligation on a long-term basis via the availability under the Credit Facility.

      There are two financial covenants that the Company is required to maintain. As defined in the agreement, the minimum interest coverage ratio (operating cash flow to interest) is 3.0 to 1 and the maximum leverage ratio (outstanding debt to operating cash flow) is 3.25 to 1. At December 31, 2007, the Company was in compliance with both of these financial covenants.

      We also have a one-year, renewable $30.0 million demand line of credit ("Short-Term Facility"), which expires on December 12, 2008. Borrowings under the Short-Term Facility are at LIBOR plus the applicable margin in effect under the Credit Facility. At December 31, 2007, there were no borrowings outstanding under this facility.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

      Our contractual obligations and commercial commitments include rental payments under operating leases, payments under capital leases, and other long-term obligations arising in the ordinary course of business. There are no identifiable events or uncertainties, including the lowering of our credit rating that would accelerate payment or maturity of any of these commitments or obligations. The Company also has obligations with respect to its pension and postretirement medical benefit plans, which are not included in the table below. See Note 14 of the Notes to Consolidated Financial Statements in Part II. Item
8. Financial Statements and Supplementary Data.


       The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2007, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional detail regarding these obligations is provided in the Notes to Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data, as referenced in the table:

                                                                   LESS                                        MORE
                                                                   THAN           1-3            3-5           THAN
PAYMENTS DUE BY PERIOD                            TOTAL           1 YEAR         YEARS          YEARS        5 YEARS
(IN THOUSANDS)
---------------------------------------         ---------        --------      --------       ---------      -------
Borrowings (Note 5)(1) ................         $ 549,767        $ 33,434      $ 48,385       $ 466,331      $ 1,617
Operating lease commitments (Note 6)...            20,879           7,287         8,705           2,763        2,124
Capital lease obligations(2)...........             6,123             848         1,866             787        2,622
Purchase obligations(3)................            62,119          58,260         3,811              33           15
FIN 48 obligations.....................             5,938           1,725         2,965              31        1,217
                                                ---------       ---------      --------       ---------      -------
Total contractual obligations(4).......         $ 644,826       $ 101,554      $ 65,732       $ 469,945      $ 7,595
                                                =========       =========      ========       =========      =======


(1) Includes interest payments based on contractual terms and current interest rates for variable debt.

(2) Comprised primarily of property leases.

(3) Comprised primarily of inventory commitments.


(4) Comprised of liabilities recorded on the balance sheet of $465,509, and obligations not recorded on the balance sheet of $179,317.

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

       Revenue recognition-- The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. For product sales, delivery does not occur until the products have been shipped and risk of loss has been transferred to the customer. Revenue from services is recognized when the services are provided or ratably over the contract term. Some arrangements with customers may include multiple deliverables, including the combination of products and services. In such cases the Company has identified these as separate elements in accordance with Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" and recognizes revenue consistent with the policy for each separate element based on the fair value of each accounting unit. The Company records allowances for discounts, product returns and customer incentives at the time of sale as a reduction of revenue as such allowances can be reliably estimated based on historical experience and known trends. The Company also offers product warranties and accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, warranty costs incurred and any other related information known to the Company.

      Share-Based Compensation--The Company adopted SFAS No. 123 (R), "Share Based Payment" effective January 1, 2006, and applies the Binomial lattice option-pricing model to determine the fair value of options. The Binomial lattice option-pricing model incorporates certain assumptions, such as the expected volatility, risk-free interest rate, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. As a result, share-based compensation expense, as calculated and recorded under SFAS No. 123 (R), could have been impacted if other assumptions were used. Furthermore, if the Company used different assumptions in future periods, share-based compensation expense could be impacted in future periods. See Note 13 of the Notes to Consolidated Financial Statements for additional information in Part II. Item 8. Financial Statements and Supplementary Data.

      Inventory--The Company states inventory at the lower of cost or market. Cost includes material, labor and overhead and is determined by the last-in, first-out basis or first-in, first-out basis. We make adjustments to reduce the cost of inventory to its net realizable value, if required, at the business unit level for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include changes in market demand, product life cycle and engineering changes.

      Goodwill, Long-Lived and Intangible assets--The Company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. An impairment of a long-lived asset exists when the asset's carrying amount exceeds its fair value, and is recorded when the carrying amount is not recoverable through future operations. An intangible asset or goodwill impairment exists when the carrying amount of intangible assets and goodwill exceeds its fair value. Assessments of possible impairments of goodwill, long-lived or intangible assets are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and indefinite-lived intangible asset balances is performed annually. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair market value of the related assets.

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

     Defined benefit retirement plans--The plan obligations and related assets of the defined benefit retirement plans are presented in Note 14 of the Notes to Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by consulting with actuaries using a number of assumptions provided by the Company. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases, and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected.

NEW ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007, and does not require any new fair value measurements. On February 6, 2008, the FASB announced it will issue a FASB Staff Position (FSP) to allow a one-year deferral of adoption of this statement for non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis. Management is currently evaluating the requirements of SFAS No. 157, and has not yet determined the impact on the consolidated financial statements.

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

     In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), "Business combinations", which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. We will adopt this statement for acquisitions consummated after its effective date.

     In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51". SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary and requires expanded disclosures. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. The Company's interest rate exposure is primarily related to the $454.7 million of total debt outstanding at December 31, 2007. Approximately 67% of the debt is priced at interest rates that float with the market. A 50-basis point movement in the interest rate on the floating rate debt would result in an approximate $1.5 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. We may, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. The Company did not enter into any interest rate swaps in 2007 or 2006.

     Our foreign currency exchange rate risk is limited principally to the Euro, British Pound and Canadian Dollar. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of our products. The effect of transaction gains and losses is reported within "Other income/expense-net" on the Consolidated Statements of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                IDEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   AS OF DECEMBER 31,
                                                                                   2007          2006
                                                                               -----------   -----------
ASSETS
Current assets
     Cash and cash equivalents .............................................   $   102,757   $    77,941
     Restricted cash (Note 1) ..............................................       140,005            --
     Receivables - net .....................................................       193,326       166,485
     Inventories ...........................................................       177,435       160,687
     Assets held for sale ..................................................          --             829
     Other current assets ..................................................        23,615        11,966
                                                                               -----------   -----------
        Total current assets ...............................................       637,138       417,908
Property, plant and equipment - net ........................................       172,999       165,949
Goodwill ...................................................................       977,019       912,600
Intangible assets - net ....................................................       191,766       171,363
Other noncurrent assets ....................................................        10,672         3,001
                                                                               -----------   -----------
        Total assets .......................................................   $ 1,989,594   $ 1,670,821
                                                                               ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Trade accounts payable ................................................   $    84,209   $    75,444
     Accrued expenses ......................................................        99,125        95,170
     Short-term borrowings .................................................         5,830         8,210
     Liabilities held for sale .............................................            --           373
     Dividends payable .....................................................         9,789         8,055
                                                                               -----------   -----------
        Total current liabilities ..........................................       198,953       187,252
Long-term borrowings .......................................................       448,901       353,770
Deferred income taxes ......................................................       124,472       100,316
Other noncurrent liabilities ...............................................        54,545        50,211
                                                                               -----------   -----------
        Total liabilities ..................................................       826,871       691,549
                                                                               -----------   -----------

Commitments and contingencies (Note 6)

Shareholders' equity

     Preferred stock:
        Authorized: 5,000,000 shares, $.01 per share par value; Issued: None            --            --

     Common stock:
        Authorized: 150,000,000 shares, $.01 per share par value
        Issued: 81,736,244 shares at December 31, 2007 and
        80,669,121 shares at December 31, 2006 .............................           817           538
     Additional paid-in capital ............................................       346,450       317,417
     Retained earnings .....................................................       753,519       638,579
     Treasury stock at cost: 156,986 shares at December 31, 2007 and
        123,383 shares at December 31, 2006 ................................        (4,443)       (3,248)
     Accumulated other comprehensive income ................................        66,380        25,986
                                                                               -----------   -----------
        Total shareholders' equity .........................................     1,162,723       979,272
                                                                               -----------   -----------
        Total liabilities and shareholders' equity .........................   $ 1,989,594   $ 1,670,821
                                                                               ===========   ===========

                 See Notes to Consolidated Financial Statements.

                                IDEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                   2007             2006          2005
                                                                                 -----------    -----------   -----------
Net sales ....................................................................   $ 1,358,631    $ 1,154,940   $ 1,011,253
Cost of sales ................................................................       790,182        677,533       597,286
                                                                                 -----------    -----------   -----------
Gross profit .................................................................       568,449        477,407       413,967
Selling, general and administrative expenses .................................       313,366        260,201       232,935
                                                                                 -----------    -----------   -----------
Operating income .............................................................       255,083        217,206       181,032
Other income - net ...........................................................         3,434          1,040           557
Interest expense .............................................................        23,353         16,353        14,370
                                                                                 -----------    -----------   -----------
Income from continuing operations before income taxes ........................       235,164        201,893       167,219
Provision for income taxes ...................................................        79,300         68,171        58,644
                                                                                 -----------    -----------   -----------
Income from continuing operations ............................................       155,864        133,722       108,575
Income (loss) from discontinued operations, net of tax .......................          (719)           294         1,228
Net gain on sale of discontinued operations, net of tax ......................            --         12,655            --
                                                                                 -----------    -----------   -----------
Income (loss) from discontinued operations, net of tax .......................          (719)        12,949         1,228
                                                                                 -----------    -----------   -----------
Net income ...................................................................   $   155,145    $   146,671   $   109,803
                                                                                 ===========    ===========   ===========

Basic earnings per common share:
Continuing operations ........................................................   $      1.93    $      1.68   $      1.41
Discontinued operations ......................................................         (0.01)          0.16         0.01
                                                                                 -----------    -----------   -----------
Net income ...................................................................   $      1.92    $      1.84   $      1.42
                                                                                 ===========    ===========   ===========

Diluted earnings per common share:
Continuing operations ........................................................   $      1.90    $      1.65   $      1.37
Discontinued operations ......................................................         (0.01)          0.16          0.02
                                                                                 -----------    -----------   -----------
Net income ...................................................................   $      1.89    $      1.81   $      1.39
                                                                                 ===========    ===========   ===========

Share data:
Basic weighted average common shares outstanding .............................        80,666         79,527        77,088
Diluted weighted average common shares outstanding ...........................        82,086         80,976        79,080

                 See Notes to Consolidated Financial Statements.

                                IDEX CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         ACCUMULATED OTHER
                                                                       COMPREHENSIVE INCOME
                                                                      ----------------------
                                           COMMON STOCK                CUMULATIVE                                        TOTAL
                                          AND ADDITIONAL    RETAINED  TRANSLATION             TREASURY    UNEARNED    SHAREHOLDERS'
                                          PAID-IN CAPITAL   EARNINGS   ADJUSTMENT   PENSIONS   STOCK    COMPENSATION    EQUITY
                                          ---------------  ---------  ------------  --------  --------  ------------  -------------
BALANCE, JANUARY 1, 2005 ...............  $       234,864  $ 439,137  $     53,046  $ (4,644) $ (4,209) $     (4,589) $     713,605

                                          ---------------  ---------  ------------  --------  --------  ------------  -------------
Net income .............................               --    109,803            --        --        --            --        109,803

Other comprehensive income,
  net of tax ...........................               --         --            --        --        --            --             --
 Cumulative translation
  adjustment ...........................               --         --       (27,886)       --        --            --        (27,886)
 Minimum pension adjustment.............               --         --            --    (1,240)       --            --         (1,240)
                                                                                                                      -------------
  Other comprehensive loss .............               --         --            --        --        --            --        (29,126)
                                                                                                                      -------------
   Comprehensive income ................               --         --            --        --        --            --         80,677
                                                                                                                      -------------
Issuance of 2,772,510 shares
   of common stock from
   exercise of stock options
   and deferred compensation
   plans ...............................           52,683         --            --        --        --            --         52,683
Issuance of 264,225 shares
   of unvested common stock ............            3,410         --            --        --     3,735        (7,145)            --
Amortization of unvested
   common stock award .....                            --         --            --        --        --         2,837          2,837
Unvested shares surrendered
   for tax withholdings ................               --         --            --        --    (1,887)           --         (1,887)
Cash dividends declared--$.32
   per common share outstanding ........               --    (24,905)           --        --        --            --        (24,905)
                                          ---------------  ---------  ------------  --------  --------  ------------  -------------
BALANCE, DECEMBER 31, 2005 .............          290,957    524,035        25,160    (5,884)   (2,361)       (8,897)       823,010
                                          ---------------  ---------  ------------  --------  --------  ------------  -------------
Net income .............................               --    146,671            --        --        --            --        146,671
Reclassification due to
   adoption of SFAS 123 (R) ............           (8,897)        --            --        --        --         8,897             --
Other comprehensive income,
   net of tax ..........                               --         --            --        --        --            --             --
 Cumulative translation
   adjustment ..........................               --         --        27,135        --        --            --         27,135
 Minimum pension
   adjustment ..........................               --         --            --       707        --            --            707
                                                                                                                      -------------
  Other comprehensive
   income ..............................               --         --            --        --        --            --         27,842
                                                                                                                      -------------
   Comprehensive income ................               --         --            --        --        --            --        174,513
                                                                                                                      -------------
Issuance of 1,286,985 shares
   of common stock from
   exercise of stock options
   and deferred compensation
   plans ...............................           25,197         --            --        --        --            --         25,197
Share-based compensation ...............           10,698         --            --        --        --            --         10,698

Unvested shares surrendered for tax
   withholdings ........................               --         --            --        --      (887)           --           (887)
Cash dividends declared--$.40
   per common share outstanding ........               --    (32,127)           --        --        --            --        (32,127)
Cumulative effect of change
   in accounting for
   adoption of SFAS No. 158 ............               --         --            --   (21,132)       --            --        (21,132)
                                          ---------------  ---------  ------------  --------  --------  ------------  -------------
BALANCE, DECEMBER 31, 2006 .............  $       317,955  $ 638,579  $     52,295  $(26,309) $ (3,248) $         --  $     979,272
                                          ---------------  ---------  ------------  --------  --------  ------------  -------------
Net income .............................               --    155,145            --        --        --            --        155,145

Other comprehensive
   income, net of tax ..................               --         --            --        --        --            --             --

 Cumulative translation
   adjustment ..........................               --         --        34,460        --        --            --         34,460

Adjustment to pension and
   other benefit liabilities ...........               --         --            --     5,934        --            --          5,934
                                                                                                                      -------------
  Other comprehensive income ...........               --         --            --        --        --            --         40,394
                                                                                                                      -------------
   Comprehensive income ................               --         --            --        --        --            --        195,539
                                                                                                                      -------------
Cumulative effect of change
  in accounting for
  uncertainties in income
  taxes (FIN 48--See Note 8) ...........               --     (1,204)           --        --        --            --         (1,204)

Issuance of 892,438 shares of
   common stock from exercise of
   stock options and deferred
   compensation plans ..................           16,742         --            --        --        --            --         16,742

Share-based compensation ...............           12,570         --            --        --        --            --         12,570

Unvested shares surrendered
   for tax withholding .................               --         --            --        --    (1,195)           --         (1,195)

Cash dividends declared--$.48
   per common share outstanding ........               --    (39,001)           --        --        --            --        (39,001)
                                          ---------------  ---------  ------------  --------  --------  ------------  -------------
BALANCE, DECEMBER 31, 2007 .............  $       347,267  $ 753,519  $     86,755  $(20,375) $ (4,443) $         --  $   1,162,723
                                          ---------------  ---------  ------------  --------  --------  ------------  -------------

                 See Notes to Consolidated Financial Statements.

                                IDEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                                        2007        2006       2005
                                                                                      ----------  ---------  ---------
Cash flows from operating activities of continuing operations
Net income .....................................................................      $  155,145  $ 146,671  $ 109,803
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Loss (income) from discontinued operations .................................             719       (294)    (1,228)
    Gain on sale of business ...................................................              --    (12,655)        --
    Gain on sale of fixed assets ...............................................            (371)    (1,435)        --
    Depreciation and amortization ..............................................          28,316     25,825     25,546
    Amortization of intangible assets ..........................................           9,722      4,131        708
    Amortization of debt issuance expenses .....................................             460        456        686
    Share-based compensation expense ...........................................          12,570     10,698      2,837
    Deferred income taxes ......................................................           2,449      1,313      4,316
    Excess tax benefit from share-based compensation ...........................          (5,390)    (5,792)        --
    Changes in (net of the effect from acquisitions):
         Receivables ...........................................................          (8,714)   (14,421)   (18,222)
         Inventories ...........................................................          (3,502)    (7,203)    (3,344)
         Trade accounts payable ................................................             808       (724)        38
         Accrued expenses ......................................................           4,141     15,837     21,628
    Other - net ................................................................           1,754     (2,289)       145
                                                                                      ----------  ---------  ---------
         Net cash flows  provided by operating activities of continuing
            operations .........................................................         198,107    160,118    142,913

Cash flows from investing activities of continuing operations
    Purchases of property, plant and equipment .................................        (24,498)   (21,198)    (22,532)
    Acquisition of businesses, net of cash acquired.............................         (86,207)  (359,844)    (1,191)
    Proceeds from the sale of discontinued businesses...........................             326     30,579         --
    Proceeds from fixed assets disposals .......................................             288      3,761         86
    Changes in restricted cash .................................................        (140,005)        --         --
    Other - net ................................................................           1,500     (1,153)        --
                                                                                      ----------  ---------  ---------
         Net cash flows used in investing activities of continuing
            operations .........................................................        (248,596)  (347,855)   (23,637)

Cash flows from financing activities of continuing operations
    Borrowings under credit facilities for acquisitions ........................         209,132    285,000         --
    Borrowings under credit facilities .........................................          46,947    245,687     10,000
    Payments under credit facilities ...........................................        (166,423)  (337,168)   (71,776)
    Dividends paid .............................................................         (37,267)   (30,393)   (24,689)
    Distributions (to) from discontinued operations ............................            (664)        80      1,438
    Proceeds from stock option exercises .......................................          13,996     17,214     37,503
    Excess tax benefit from share-based compensation ...........................           5,390      5,792         --
    Other - net ................................................................            (241)    (1,779)    (1,887)
                                                                                      ----------  ---------  ---------
         Net cash flows provided by (used in) financing activities of
            continuing operations ..............................................          70,870    184,433    (49,411)

Cash flows from discontinued operations
  Net cash (used in) provided by operating activities of
     discontinued operations ...................................................            (869)      (101)     1,975
  Net cash used in investing activities of discontinued
     operations ................................................................              --       (321)      (462)
  Net cash provided by (used in) financing activities of
            discontinued operations ............................................             867        335     (1,438)
                                                                                      ----------  ---------  ---------
         Net cash flows (used in) provided by discontinued operations ..........              (2)       (87)        75

Effect of exchange rate changes on cash and cash equivalents ...................           4,435      4,044         76
                                                                                      ----------  ---------  ---------
Net increase in cash ...........................................................          24,814        653     70,016
Cash and cash equivalents at beginning of year .................................          77,943     77,290      7,274
                                                                                      ----------  ---------  ---------
Cash and cash equivalents at end of period .....................................         102,757     77,943     77,290
                                                                                      ----------  ---------  ---------

Less-cash at end of period-discontinued.........................................              --          2         89
                                                                                      ----------  ---------  ---------
Cash and cash equivalents at end of period-continuing operations ...............      $  102,757  $  77,941  $  77,201
                                                                                      ==========  =========  =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
    Interest ...................................................................      $   22,974  $  15,605  $  13,953
    Income taxes ...............................................................          78,052     61,896     35,916
Significant non-cash activities:
    Debt acquired with acquisition of business .................................           1,571      7,102         --
    Capital expenditures included in accounts payable ..........................             561        640         --
    Non-cash capital expenditures ..............................................           1,437         --         --

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

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

USE OF ESTIMATES

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are sales returns and allowances, inventory, goodwill and intangible assets, income taxes, product warranties, contingencies and litigation, share-based compensation and defined benefit retirement plans.

REVENUE RECOGNITION

      The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. For product sales, delivery does not occur until the products have been shipped and risk of loss has been transferred to the customer. Revenue from services is recognized when the services are provided or ratably over the contract term. Some arrangements with customers may include multiple deliverables, including the combination of products and services. In such cases the Company has identified these as separate elements in accordance with Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" and recognizes revenue consistent with the policy for each separate element based on the fair value of each accounting unit. The Company records allowances for discounts, product returns and customer incentives at the time of sale as a reduction of revenue as such allowances can be reliably estimated based on historical experience and known trends. The Company also offers product warranties and accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, warranty costs incurred and any other related information known to the Company.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments purchased with an original maturity of three or fewer months to be cash and cash equivalents.

RESTRICTED CASH

      On December 31, 2007, the Company deposited cash in an escrow account in accordance with the planned acquisition of ADS, which took place on January 1, 2008 (see Note 15).

INVENTORIES

      Inventories are stated at the lower of cost or market. Cost, which includes material, labor and factory overhead, is determined on the first-in, first-out basis or the last-in, first-out basis. A reserve for excess inventory is recorded for inventory on hand in excess of anticipated or historical usage. An obsolescence reserve is recorded for inventory made obsolete by marketplace, product or engineering changes.

IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the projected undiscounted future cash flows generated by their use. Impaired assets are recorded at their estimated fair value using a discounted cash flow analysis.

GOODWILL AND INTANGIBLE ASSETS

      The Company reviews the carrying value of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, or upon the occurrence of events or changes in circumstances that indicate that the carrying value of the goodwill or intangible assets may not be recoverable, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Company evaluates the recoverability of each of these assets based on the estimated market value of each business unit and the estimated future cash flows from each of the business units.

BORROWING EXPENSES

      Expenses incurred in securing and issuing debt are amortized over the life of the related borrowing and are included in interest expense in the Consolidated Statements of Operations.

EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents and unvested shares (diluted) outstanding during the year. Common stock equivalents consist of stock options and deferred compensation units ("DCUs") and have been included in the calculation of weighted average shares outstanding using the treasury stock method.

      Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

(in thousands)                                                            2007     2006     2005
---------------------------------------------------------------------    ------   ------   ------
Basic weighted average common shares outstanding.....................    80,666   79,527   77,088
                                                                         ------   ------   ------
Dilutive effect of stock options, DCUs and unvested shares...........     1,420    1,449    1,992
                                                                         ======   ======   ======
Diluted weighted average common shares outstanding...................    82,086   80,976   79,080

      Options to purchase approximately 1.7 million, 1.8 million and .3 million shares of common stock as of December 31, 2007, 2006 and 2005 respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would have been antidilutive.

STOCK OPTIONS

      Prior to January 1, 2006, the Company accounted for its share-based compensation using the intrinsic value method of Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provided pro forma disclosure in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," as if the fair-value method of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied to share-based compensation. In accordance with APB Opinion No. 25, no share-based compensation cost was reflected in the Company's net income prior to January 1, 2006 for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. The reported share-based compensation expense, net of related tax effects, for periods prior to January 1, 2006 represents the amortization of unvested stock grants.

      Had the Company used the fair-value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the twelve months ended December 31, 2005, the Company's consolidated income from continuing operations and EPS from continuing operations would have been reduced to the pro-forma amounts as follows:

                                                                                 2005
                                                                              ---------
Income from continuing operations - as reported...........................    $ 108,575
  Add:  Total share-based employee compensation included in reported
    Income from continuing operations, net of related tax effects.........        1,804
  Deduct: Total share-based compensation expense determined under
   fair- value based method for all awards, net of related tax effects....       (8,591)
                                                                              ---------
Income from continuing operations - pro forma.............................    $ 101,788
                                                                              =========

EPS from continuing operations:
  Basic - as reported.....................................................    $    1.41
  Share - based compensation..............................................        (0.09)
                                                                              ---------
  Basic - pro forma.......................................................    $    1.32
                                                                              =========

  Diluted - as reported...................................................    $    1.37
  Share - based compensation..............................................        (0.08)
                                                                              ---------
  Diluted - pro forma.....................................................    $    1.29
                                                                              =========

      Effective January 1, 2006, the Company adopted the fair-value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, share-based compensation expense for the twelve months ended December 31, 2007 and 2006, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Share-based compensation expense for all share-based compensation awards granted after December 31, 2005, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period of four years. See Note 13 for a further discussion on share-based compensation.

DEPRECIATION AND AMORTIZATION

      Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives:

Land improvements                                  10 to 12 years
Buildings and improvements                          3 to 30 years
Machinery and equipment and engineering drawings    3 to 12 years
Office and transportation equipment                 3 to 10 years

      Certain identifiable intangible assets are amortized over their estimated useful lives using the straight-line method. The estimated useful lives used in the computation of amortization of identifiable intangible assets are as follows:

Patents                           5 to 17 years
Trade names                       3 to 20 years
Customer relationships            8 to 30 years
Non-compete agreements            2 to  5 years
Unpatented technology and other   8 to 20 years

RESEARCH AND DEVELOPMENT EXPENDITURES

      Costs associated with research and development are expensed in the period incurred and are included in "Cost of sales" within the Consolidated Statements of Operations. Research and development expenses from continuing operations -- which include costs associated with developing new products and major improvements to existing products -- were $28.1 million, $24.8 million and $23.8 million in 2007, 2006 and 2005, respectively.

FOREIGN CURRENCY TRANSLATION

      The functional currency of substantially all operations outside the United States is the respective local currency. Accordingly, those foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from changes in exchange rates from year to year have been reported in "Accumulated other comprehensive income" in the Consolidated Balance Sheets. The effect of transaction gains and losses is reported within "other income" or "other expense" on the Consolidated Statements of Operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of the Company's financial instruments, including cash, trade receivables, accounts payable, accrued expenses and borrowings approximate their fair values.

CONCENTRATION OF CREDIT RISK

      The Company is not dependent on a single customer, the largest of which accounted for less than 2% of net sales for all years presented.

NEW ACCOUNTING PRONOUNCEMENTS

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007, and does not require any new fair value measurements. On February 6, 2008, the FASB announced it will issue a FASB Staff Position (FSP) to allow a one-year deferral of adoption of this statement for non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis. Management is currently evaluating the requirements of SFAS No. 157, and has not yet determined the impact on the consolidated financial statements.

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

      In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), "Business Combinations", which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. We will adopt this statement for acquisitions consummated after its effective date.

      In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51". SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary and requires expanded disclosures. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.

2. RESTATEMENT OF FINANCIAL STATEMENTS

      In January 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment." Subsequent to the issuance of the Company's 2006 consolidated financial statements, the Company's management determined that the Company had incorrectly continued to record unearned compensation related to the issuance of unvested stock awards in Shareholders' Equity within the Consolidated Balance Sheets and the Consolidated Statements of Shareholders' Equity. Additionally, the Company did not record an entry as of January 1, 2006 to eliminate the Unearned Compensation balance as of December 31, 2005 against Additional paid-in capital.

      The following is a summary of the effect of the immaterial restatement on the Company's 2006 Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity. The adjustment has no impact on consolidated Shareholders' Equity but rather only the components listed below.

                                      2006                       2006
                                   -----------                -----------
(in thousands)                     AS REPORTED   ADJUSTMENT   AS RESTATED
--------------------------------   -----------   ----------   -----------
Additional paid-in capital......   $  326,968    $  (9,551)   $  317,417
Unearned compensation...........   $   (9,551)   $   9,551    $      ---

      The Company has corrected its presentation for the year ended December 31, 2006 in this 2007 Annual Report on Form 10-K. Specifically, the Company has corrected the previous presentation of the December 31, 2006 balances within the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity.

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

                                    2006                       2006
                                 -----------                -----------
(in thousands)                   AS REPORTED   ADJUSTMENT   AS RESTATED
------------------------------   -----------   ----------   -----------
Other comprehensive income....   $    6,710    $  21,132    $   27,842
Comprehensive income..........   $  153,381    $  21,132    $  174,513

      The Company has corrected its presentation for the year ended December 31, 2006 in this 2007 Annual Report on Form 10-K.

      In previously issued financial statements the Company incorrectly presented borrowings and payments under credit facilities as net repayments in the financing activities section of the Consolidated Statements of Cash Flows. Accordingly, such presentation in the accompanying financial statements for the year ended December 31, 2006 and 2005 have been restated to separate line items, borrowings under credit facilities and payments under credit facilities. This correction does not affect net cash used in financing activities of continuing operations as previously presented.

3. BALANCE SHEET COMPONENTS

      The components of certain balance sheet accounts at December 31, 2007 and 2006 were as follows:

                                                    2007        2006
                                                  ---------   ---------
RECEIVABLES                                           (in thousands)
 Customers.....................................   $ 192,311   $ 166,201
 Other.........................................       6,761       3,829
                                                  ---------   ---------
  Total........................................     199,072     170,030
 Less allowance for doubtful accounts..........       5,746       3,545
                                                  ---------   ---------
  Total receivables -- net.....................   $ 193,326   $ 166,485
                                                  =========   =========

INVENTORIES
 Raw materials and components parts............   $  88,159   $  63,360
 Work in process...............................      22,670      16,420
 Finished goods................................      66,606      80,907
                                                  ---------   ---------
  Total inventories............................   $ 177,435   $ 160,687
                                                  =========   =========

      Inventories that were carried on a LIFO basis amounted to $148.4 million and $133.7 million at December 31, 2007 and 2006, respectively. All other inventory was valued on the FIFO method. The excess of current cost over LIFO inventory value amounted to $4.2 million and $3.1 million at December 31, 2007 and 2006, respectively.

                                                           2007        2006
                                                         ---------   ---------
PROPERTY, PLANT AND EQUIPMENT                               (in thousands)
 Land and improvements................................   $  18,117   $  17,307
 Buildings and improvements...........................     113,783     109,408
 Machinery and equipment..............................     229,390     213,750
 Office and transportation equipment..................      92,910      85,806
 Engineering drawings.................................       2,375       2,327
 Construction in progress.............................       9,431       6,056
                                                         ---------   ---------
  Total...............................................     466,006     434,654
  Less accumulated depreciation and amortization......     293,007     268,705
                                                         ---------   ---------
   Total property, plant and equipment -- net.........   $ 172,999   $ 165,949
                                                         =========   =========
ACCRUED EXPENSES
 Payroll and related items............................   $  38,461   $  32,897
 Management incentive compensation....................      11,109      15,279
 Income taxes payable.................................       7,299      10,897
 Deferred income taxes................................       3,162       1,359
 Insurance............................................      11,903      10,338
 Other................................................      27,191      24,400
                                                         ---------   ---------
  Total accrued expenses..............................   $  99,125   $  95,170
                                                         =========   =========

OTHER NONCURRENT LIABILITIES
 Pension and retiree medical obligations..............   $  43,464   $  44,414
 Liability for uncertain tax positions (FIN 48).......       4,998          --
 Other................................................       6,083       5,797
                                                         ---------   ---------
  Total other noncurrent liabilities..................   $  54,545   $  50,211
                                                         =========   =========

4. GOODWILL AND INTANGIBLE ASSETS

      The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, by business segment, were as follows:

                                      FLUID &       HEALTH &                  FIRE & SAFETY/
                                     METERING       SCIENCE      DISPENSING    DIVERSIFIED
(in thousands)                     TECHNOLOGIES   TECHNOLOGIES   EQUIPMENT       PRODUCTS        TOTAL
--------------------------------   ------------   ------------   ----------   --------------   ---------
BALANCE AT JANUARY 1, 2006......       177,223        261,616       120,517         132,043      691,399
Acquisitions....................       132,646         69,300           ---           7,679      209,625
Foreign currency translation....         1,254          1,305         7,940           6,156       16,655
Purchase price adjustments......           ---          1,580           ---             ---        1,580
Divestiture (Note 12)...........        (6,659)           ---           ---             ---       (6,659)
                                     ---------      ---------     ---------       ---------    ---------
BALANCE AT DECEMBER 31, 2006...        304,464        333,801       128,457         145,878      912,600
Acquisitions (Note 11)..........        25,511         17,915           ---             ---       43,426
Foreign currency translation....         3,810          1,538         8,933           5,829       20,110
Purchase price adjustments......         1,077           (194)          ---             ---          883
                                     ---------      ---------     ---------       ---------    ---------
BALANCE AT DECEMBER 31, 2007...      $ 334,862      $ 353,060     $ 137,390       $ 151,707    $ 977,019
                                     =========      =========     =========       =========    =========

      The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2007 and 2006:

                                                       AT DECEMBER 31, 2007                 AT DECEMBER 31, 2006
                                                     ------------------------             ------------------------
                                                         GROSS                              GROSS
                                                      CARRYING   ACCUMULATED    AVERAGE   CARRYING    ACCUMULATED
(in thousands)                                          AMOUNT   AMORTIZATION    LIFE       AMOUNT    AMORTIZATION
--------------------------------------------------   ---------   ------------   -------   ---------   ------------

Amortizable intangible assets:
   Patents........................................   $   8,154    $  (5,074)       11     $   8,508     $ (5,171)
   Trade names....................................      37,716       (3,259)       17        30,081       (1,224)
   Customer relationships.........................      76,959       (6,288)       17        64,796       (1,609)
   Non-compete agreements.........................       4,474       (2,141)        4         4,087         (702)
   Unpatented technology..........................      14,804         (892)       16         4,727         (127)
   Other..........................................       6,283       (1,070)       10         6,457         (560)
                                                     ---------    ---------               ---------     --------
          Total amortizable intangible assets          148,390      (18,724)                118,656       (9,393)
   Banjo trade name...............................      62,100           --                  62,100           --
                                                     ---------    ---------               ---------     --------
                                                     $ 210,490    $ (18,724)              $ 180,756     $ (9,393)
                                                     =========    =========               =========     ========

      The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis. Amortization of intangible assets was $9.7 million, $4.1 million and $.7 million in 2007, 2006 and 2005, respectively. Amortization expense for each of the next five years is estimated to be approximately $11.1 million annually.

5. BORROWINGS

      Borrowings at December 31, 2007 and 2006 consisted of the following:

                                      2007        2006
                                    ---------   ---------
                                        (in thousands)
Credit Facility..................   $ 292,000   $ 194,000
Senior Notes.....................     150,000     150,000
Other borrowings.................      12,731      17,980
                                    ---------   ---------
 Total borrowings................     454,731     361,980
Less current portion.............       5,830       8,210
                                    ---------   ---------
 Total long-term borrowings......   $ 448,901   $ 353,770
                                    =========   =========

      The Company maintains a $600 million unsecured domestic, multi-currency bank revolving credit facility ("Credit Facility"), which expires on December 21, 2011. At December 31, 2007 there was $292 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $6 mil-lion. The net available borrowings under the Credit Facility as of December 31, 2007, was approximately $302 million.

      Interest is payable quarterly on the outstanding borrowings at the bank agent's reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company's senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company's BBB rating at December 31, 2007, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company's credit rating, is currently 10 basis points and is payable quarterly.

      The Company also has a $30 million demand line of credit ("Short-Term Facility"), which expires on December 12, 2008. Borrowings under the Short-Term Facility are based on LIBOR plus an applicable margin. At December 31, 2007, there were no borrowings under the Short-Term Facility.

      In February 1998, the Company sold $150 million of unsecured Senior Notes due February 15, 2008 ("Senior Notes"), with a coupon interest rate of 6.875% and an effective rate of 6.919% to maturity. Interest is payable semiannually. The Senior Notes are redeemable at any time at the option of the Company in whole or in part. On February 15, 2008 the Senior Notes were repaid using proceeds available under the Company's Credit Facility. The Company has classified the Senior Notes as a long-term borrowing at December 31, 2007 because of the Company's ability and intent at December 31,2007 to refinance this obligation on a long-term basis via the availability under the Credit Facility.

      At December 31, 2007, other borrowings included capital leases as well as debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 3.7% to 6.6% per annum.

      There are two financial covenants that the Company is required to maintain in connection with the Credit Facility. As defined in the agreement, the minimum interest coverage ratio (operating cash flow to interest) is 3.0 to 1 and the maximum leverage ratio (outstanding debt to operating cash flow) is 3.25 to 1. At December 31, 2007, the Company was in compliance with both of these financial covenants.

      Total borrowings at December 31, 2007 have scheduled maturities as follows (in thousands):

2008.............................   $ 155,830
2009.............................       1,157
2010.............................       1,010
2011.............................     292,477
2012.............................         497
Thereafter.......................       3,760
                                    ---------
 Total borrowings................   $ 454,731
                                    =========

6. COMMITMENTS AND CONTINGENCIES

      At December 31, 2007, total future minimum rental payments under noncancelable operating leases, primarily for office facilities, warehouses and data processing equipment, were $20.9 million. The future minimum rental commitments for each of the next five years and thereafter are as follows: 2008 -- $7.3 million; 2009 -- $5.3 million; 2010 -- $3.4 million; 2011 -- $1.9 million; 2012 -- $.9 million; thereafter -- $2.1 million.

      Rental expense from continuing operations totaled $11.6 million, $9.8 million and $8.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

      The Company is a party to various legal proceedings involving employment, contractual, product liability and other matters, none of which is expected to have a material adverse effect on its results of operations, financial condition, or cash flows.

7. COMMON AND PREFERRED STOCK

      On April 4, 2007, the Company's Board of Directors authorized a three-for-two common stock split effected in the form of a 50% dividend payable on May 21, 2007, to shareholders of record on May 7, 2007. Par value of common stock remained at $.01 per share. All prior share and per share amounts have been restated to reflect the stock split.

      The Company issued 134,000 and 155,000 shares of unvested shares as compensation to key employees in 2007 and 2006, respectively. All unvested shares issued in 2007 contain a cliff vesting feature and vest three or four years after the grant date. Of the 155,000 shares issued in 2006, 44,000 shares vest ratably over four years from the grant date, while the remaining 111,000 shares contain a cliff vesting feature and vest three or four years after the grant date.

      All unvested shares carry dividend and voting rights, and the sale of the shares is restricted prior to the date of vesting.

      On October 20, 1998, the Company's Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock, either at market prices or on a negotiated basis as market conditions warrant. Since the inception of this program, the Company has purchased a total of 14,625 shares at a cost of approximately $144 thousand.

      At December 31, 2007 and 2006, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and 5 million shares of preferred stock with a par value of $.01 per share. No preferred stock was issued as of December 31, 2007 and 2006.

8. INCOME TAXES

      Pretax income for the years ended December 31, 2007, 2006, and 2005, was taxed in the following jurisdictions:

(in thousands)                    2007       2006       2005
-----------------------------   --------   --------   --------
Domestic ....................   $163,573   $140,630   $114,275
Foreign .....................     71,591     61,263     52,944
                                --------   --------   --------
 Total ......................   $235,164   $201,893   $167,219
                                ========   ========   ========

      The provision for income taxes for the years ended December 31, 2007, 2006, and 2005, was as follows:

(in thousands)                                  2007        2006       2005
------------------------------------------    --------   --------   --------
Current
 U.S .....................................    $ 49,909   $ 46,656   $ 36,729
 State and local .........................       5,522      3,946      1,738
 Foreign .................................      21,420     16,256     15,861
                                              --------   --------   --------
  Total current ..........................      76,851     66,858     54,328
Deferred
 U.S .....................................       4,577        592      2,563
 State and local .........................         444         24       (164)
 Foreign .................................      (2,572)       697      1,917
                                              --------   --------   --------
  Total deferred .........................       2,449      1,313      4,316
                                              --------   --------   --------
   Total provision for income taxes ......    $ 79,300   $ 68,171   $ 58,644
                                              ========   ========   ========

      Deferred tax assets (liabilities) related to the following at December 31, 2007 and 2006:

(in thousands)                                       2007        2006
------------------------------------------------   ---------   ---------
Employee and retiree benefit plans .............   $  17,204   $  20,221
Depreciation and amortization ..................    (138,161)   (119,700)
Inventories ....................................      (3,551)     (5,523)
Allowances and accruals ........................       8,789       6,726
Other ..........................................         697        (354)
                                                   ---------   ---------
 Total .........................................   $(115,022)  $ (98,630)
                                                   =========   =========

      The deferred tax assets and liabilities recognized in the Company's Consolidated Balance Sheets as of December 31, 2007 and 2006 were:

(in thousands)                                                    2007        2006
-------------------------------------------------------------   ---------   ---------
Deferred tax asset -- other current assets ..................   $   7,141   $   2,682
Deferred tax asset -- other noncurrent assets ...............       5,471         363
                                                                ---------   ---------
Total deferred tax assets ...................................      12,612       3,045
Deferred tax liability -- accrued expenses ..................      (3,162)     (1,359)
Noncurrent deferred tax liability -- deferred income taxes...    (124,472)   (100,316)
                                                                ---------   ---------
Total deferred tax liabilities ..............................    (127,634)   (101,675)
                                                                ---------   ---------
 Net deferred tax liabilities ...............................   $(115,022)  $ (98,630)
                                                                =========   =========

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income. The computed amount and the differences for the years ended December 31, 2007, 2006, and 2005 are shown in the following table:

(in thousands)                                                   2007        2006       2005
-----------------------------------------------------------    ---------   ---------   ---------
Pretax income .............................................    $ 235,164   $ 201,893   $ 167,219
                                                               =========   =========   =========
Provision for income taxes:
Computed amount at statutory rate of 35% ..................    $  82,307   $  70,663   $  58,527
State and local income tax (net of federal tax benefit)...         3,878       2,576       1,023
Taxes on non-U.S. earnings-net of foreign tax credits .....         (407)     (2,670)       (620)
U.S. business tax credits .................................         (679)     (1,210)     (1,455)
Extra-territorial income deduction ........................           --        (910)     (1,214)
Domestic activities production deduction ..................       (2,450)       (797)     (1,528)
Revaluation of deferred taxes for non-U.S. rate changes ...       (4,535)         --          --
Other .....................................................        1,186         519       3,911
                                                               ---------   ---------   ---------
    Total provision for income taxes ......................    $  79,300   $  68,171   $  58,644
                                                               =========   =========   =========

      The Company has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries that might be payable if these earnings were repatriated since the Company considers these amounts to be permanently invested.

      We adopted the provision of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 on January 1, 2007. In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of $1.2 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings.

      A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)                                               2007
---------------------------------------------------------   -------
Unrecognized tax benefits balance at January 1, 2007 ....   $ 5,485
Gross increases for tax positions of prior years ........     2,943
Gross decreases for tax positions of prior years ........      (432)
Settlements .............................................    (1,952)
Lapse of statute of limitations .........................      (106)
                                                            -------
Unrecognized tax benefits balance at December 31, 2007...   $ 5,938
                                                            =======

      We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007 and December 31, 2007, we had approximately $.9 million and $1.0 million, respectively, of accrued interest related to uncertain tax positions, respectively. As of both January 1, 2007 and December 31, 2007, we had approximately $.2 million of accrued penalties related to uncertain tax positions.

      Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $2.5 million for December 31, 2007 and $4.9 million as of January 1, 2007. The tax years 2004-2007 remain open to examination by major taxing jurisdictions. Due to the potential for resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.7 million.

      At December 31, 2007 the Company had state and foreign net operating loss carry forwards of approximately $19.6 million and $1.5 million, respectively. If unutilized, the state net operating loss will expire between 2012 and 2027. The Company recorded a valuation allowance against the deferred tax asset attributable to the state net operating loss of $0.7 million. The foreign net operating loss has no expiration date.

9. COMPREHENSIVE INCOME

      The components of Accumulated other comprehensive income for 2007, 2006 and 2005 follow:

(in thousands)                       2007       2006       2005
---------------------------------  --------   --------   --------
Pension liability adjustments
 Pretax amount ..................  $ 10,097   $    821   $ (1,748)
 Tax benefit (provision) ........    (4,163)      (114)       508
                                   --------   --------   --------
 Aftertax amount ................  $  5,934   $    707   $ (1,240)
                                   ========   ========   ========
Cumulative translation adjustment

 Pretax amount ..................  $ 34,460   $ 27,135   $(27,886)
 Tax provision ..................        --         --         --
                                   --------   --------   --------
 Aftertax amount ................  $ 34,460   $ 27,135   $(27,886)
                                   ========   ========   ========

      Amounts in 2006 and 2005 reflect the change in minimum pension liability prior to the adoption of SFAS No. 158. The SFAS No. 158 transition amount has been included as an adjustment to Accumulated other comprehensive income in 2006.

10.  BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

      The Company's operations have been aggregated into four reportable segments: Fluid & Metering Technologies, Health & Science

Technologies, Dispensing Equipment and Fire & Safety/Diversified Products. The Fluid & Metering Technologies Segment consists of the following business units:
Banjo, Liquid Controls, Pulsafeeder, Quadro, Versa-Matic, Viking and Warren Rupp. The Health & Science Technologies Segment includes HST Core, Gast and Micropump. The Dispensing Equipment Segment consists of FAST & FM- Europe & Asia and Fluid Management. The Fire & Safety/Diversified Products Segment includes Hale-Fire Suppression Group and Hale-Hydraulics Equipment Group, as well as the BAND-IT engineered clamping business.

      Information on the Company's business segments from continuing operations is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

(in thousands)                              2007         2006           2005
                                         -----------   -----------   -----------
NET SALES
Fluid & Metering Technologies:
  External customers ..................  $   568,622   $   433,845   $   381,625
  Intersegment sales ..................        1,685         1,687         1,538
                                         -----------   -----------   -----------
   Total segment sales ................      570,307       435,532       383,163
Health & Science Technologies:
  External customers ..................      323,639       301,223       232,531
  Intersegment sales ..................        3,531         3,669         2,968
                                         -----------   -----------   -----------
   Total segment sales ................      327,170       304,892       235,499
Dispensing Equipment:
  External customers ..................      177,948       159,794       158,111
  Intersegment sales ..................           --            --            --
                                         -----------   -----------   -----------
   Total segment sales ................      177,948       159,794       158,111
Fire & Safety/Diversified Products:
  External customers ..................      288,422       260,078       238,986
  Intersegment sales ..................            2             2             6
                                         -----------   -----------   -----------
   Total segment sales ................      288,424       260,080       238,992
 Intersegment eliminations ............       (5,218)       (5,358)       (4,512)
                                         -----------   -----------   -----------
   Total net sales ....................  $ 1,358,631   $ 1,154,940   $ 1,011,253
                                         ===========   ===========   ===========
OPERATING INCOME (1)
Fluid & Metering Technologies .........  $   121,449   $    89,899   $    72,596
Health & Science Technologies .........       60,924        58,229        43,133
Dispensing Equipment ..................       39,398        38,021        37,772
Fire & Safety/Diversified Products ....       66,516        62,664        56,593
Corporate office and other (2) ........      (33,204)      (31,607)      (29,062)
                                         -----------   -----------   -----------
    Total operating income ............  $   255,083   $   217,206   $   181,032
                                         ===========   ===========   ===========
ASSETS
Fluid & Metering Technologies .........  $   704,494   $   613,203   $   307,838
Health & Science Technologies .........      548,678       520,991       391,991
Dispensing Equipment ..................      238,770       217,081       196,157
Fire & Safety/Diversified Products ....      317,641       306,400       256,632
Corporate office and other (2) ........      180,011        13,146        91,562
                                         -----------   -----------   -----------
   Total assets .......................  $ 1,989,594   $ 1,670,821   $ 1,244,180
                                         ===========   ===========   ===========
DEPRECIATION AND AMORTIZATION
Fluid & Metering Technologies .........  $    16,797   $    10,524   $     9,824
Health & Science Technologies .........       11,156         9,043         5,917
Dispensing Equipment ..................        3,151         3,861         4,376
Fire & Safety/Diversified Products ....        5,676         6,086         5,712
Corporate office and other ............        1,258           442           425
                                         -----------   -----------   -----------
    Total depreciation and amortization  $    38,038   $    29,956   $    26,254
                                         ===========   ===========   ===========
CAPITAL EXPENDITURES
Fluid & Metering Technologies .........  $    11,407   $     5,487   $     8,204

Health & Science Technologies .........        5,342         4,726         5,525
Dispensing Equipment ..................        2,832         2,362         3,383
Fire & Safety/Diversified Products ....        3,532         6,060         4,365
Corporate office and other ............        3,383         2,563         1,055
                                         -----------   -----------   -----------
    Total capital expenditures ........  $    26,496   $    21,198   $    22,532
                                         ===========   ===========   ===========

(1) Segment operating income excludes net unallocated corporate operating expenses.

(2)   Includes intersegment eliminations.

      Information about the Company's operations in different geographical regions for the years ended December 31, 2007, 2006 and 2005 is shown below. Net sales were attributed to geographic areas based on location of the customer, and no country outside the U.S. was greater than 10% of total revenues.

(in thousands)                     2007         2006         2005
--------------------------------  ----------  ----------  ----------
NET SALES
 U.S ...........................  $  734,877  $  632,239  $  557,469
 Europe ........................     340,543     285,208     252,749
 Other countries ...............     283,211     237,493     201,035
                                  ----------  ----------  ----------
  Total net sales ..............  $1,358,631  $1,154,940  $1,011,253
                                  ==========  ==========  ==========
LONG-LIVED ASSETS --
   PROPERTY, PLANT AND EQUIPMENT
 U.S ...........................  $  110,371  $  110,340  $   94,805
 Europe ........................      54,401      48,966      43,713
 Other countries ...............       8,227       6,643       3,967
                                  ----------  ----------  ----------
  Total long-lived assets ......  $  172,999  $  165,949  $  142,485
                                  ==========  ==========  ==========

11. ACQUISITIONS

      On February 14, 2007, the Company acquired Faure Herman SA ("Faure Herman"), a leading provider of ultrasonic and helical turbine flow meters used in the custody transfer and control of high value fluids and gases. Headquartered in La Ferte Bernard, France, Faure Herman has sales offices in Europe and North America, with annual revenues of approximately $22 million. Faure Herman operates as part of the Company's Liquid Controls business within its Fluid & Metering Technologies Segment. The Company acquired Faure Herman for an aggregate purchase price of $25.9 million, consisting of $24.3 million in cash and the assumption of approximately $1.6 million of debt. Approximately $12.9 million of the cash payment was financed by borrowings under the Company's Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $13.4 million and $7.7 million, respectively. The $13.4 million of goodwill is not deductible for tax purposes.

      On June 12, 2007, the Company acquired Quadro Engineering ("Quadro"), a leading provider of particle control solutions for the pharmaceutical and bio-pharmaceutical markets. Quadro's core capabilities include fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing within the pharmaceutical and bio-pharmaceutical markets. Headquartered in Waterloo, Ontario, Canada, Quadro operates as a standalone unit within the Company's Fluid & Metering Technologies Segment. The Company acquired Quadro for a purchase price of $32.2 million, consisting entirely of cash. Approximately $11.3 million of the cash payment was financed by borrowings under the Company's Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $12.1 million and $10.9 million, respectively. Of the $12.1 million of goodwill, approximately $8.9 million is expected to be deductible for tax purposes.

      On October 18, 2007, the Company acquired Isolation Technologies, a leading developer of advanced column hardware and accessories for the High Performance Liquid Chromatography (HPLC) market. HPLC instruments are used in a variety of analytical chemistry applications, with primary commercial applications including drug discovery and quality control measurements for pharmaceutical and food/beverage testing. Headquartered in Hopedale, MA, Isolation Technologies operates as part of HST Core in the Company's Health and Science Technologies Segment. The Company acquired Isolation Technologies for a purchase price of $29.7 million, consisting entirely of cash. Approximately $29.7 million of the cash payment was financed by borrowings under the Company's Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $17.9 million and $8.7 million, respectively. The $17.9 million of goodwill is deductible for tax purposes.

      The purchase price for Faure Herman, Quadro and Isolation Technologies, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisitions. The Company is in the process of finalizing appraisals of tangible and intangible assets and is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities becomes known.

      On January 12, 2006, the Company acquired the assets of Airshore International ("Airshore"), based in British Columbia, Canada. Airshore, with annual revenue of approximately $5 million, provides stabilization struts for collapsed buildings and vehicles, high-and-low pressure lifting bags and forcible entry tools for the fire and rescue markets. Airshore operates as part of HEG in the Fire & Safety/Diversified Products Segment. The Company acquired Airshore for a purchase price of $12.6 million, consisting entirely of cash. Goodwill and intangible assets recognized as part of this transaction were $7.7 million and $4.0 million, respectively. The $7.7 million of goodwill is deductible for tax purposes.

      On February 28, 2006, the Company acquired the stock of JUN-AIR International A/S ("JUN-AIR"), based in Norresundby, Denmark. JUN-AIR, with annual revenue of approximately $22 million, is a provider of low decibal, ultra quiet vacuum compressors suitable to medical, dental and laboratory applications. JUN-AIR operates as part of Gast in the Health & Science Technologies Segment. The Company acquired JUN-AIR for an aggregate purchase price of $22.4 million, consisting of $15.3 million in cash and debt of approximately $7.1 million. Goodwill and intangible assets recognized as part of this transaction were $9.6 million and $3.7 million, respectively. The $9.6 million of goodwill is not deductible for tax purposes.

      On May 2, 2006, the Company acquired the stock of Eastern Plastics, Inc. ("Eastern Plastics"), a provider of high-precision integrated fluidics and associated engineered plastics solutions. Based in Bristol, Connecticut with annual revenues of approximately $30 million, Eastern Plastics products are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. The Company acquired Eastern Plastics for a purchase price of $92.4 million, consisting entirely of cash. Eastern Plastics operates as a part of HST Core in the Health & Science Technologies Segment. Goodwill and intangible assets recognized as part of this transaction were $59.3 million and $19.1 million, respectively. The $59.3 million of goodwill is deductible for tax purposes.

      On October 3, 2006, the Company acquired the stock of Banjo Corporation ("Banjo"), a provider of special purpose, severe duty pumps, valves, fittings and systems used in liquid handling. Based in Crawfordsville, Indiana, with annual revenues of approximately $44 million, Banjo's products are used in agricultural and industrial applications. The Company acquired Banjo for a purchase price of $184.5 million, primarily with financing provided by borrowings under the Company's Credit Facility. Banjo operates as a stand-alone business in the Fluid & Metering Technologies Segment. Goodwill and intangible assets recognized as part of this transaction were $102.1 million and $99.5 million, respectively. The $102.1 million of goodwill is not deductible for tax purposes.

      On December 1, 2006, the Company acquired the stock of Toptech Systems, Inc. ("Toptech"), a leading provider of terminal automation systems used in the custody transfer and control of high-value fluids and gases. Based in Longwood, Florida, with annual revenues of approximately $22 million, Toptech's products include terminal automation hardware and software used by customers in the oil, gas and refined fuels markets to control and manage inventories, as well as transactional data and invoicing. The Company acquired Toptech for a purchase price of $55.0 million, primarily financed by borrowings under the Company's Credit Facility. Toptech operates as part of the Liquid Controls business in its Fluid

& Metering Technologies Segment. Goodwill and intangible assets recognized as part of this transaction were $31.6 million and $20.6 million, respectively. The $31.6 million of goodwill is deductible for tax purposes.

      The results of operations for these acquisitions have been included within the Company's financial results from the date of the acquisition. The Company does not consider these acquisitions to be material to its results of operations for any of the periods presented.

12. DISCONTINUED OPERATIONS

      On July 11, 2006, the Company sold Lubriquip, its lubricant dispensing business that operated as part of the Company's Dispensing Equipment Segment, resulting in an after-tax gain of $16.7 million.

      The Company completed the sale of Halox on August 13, 2007. In September 2006, the Company recorded a $6.2 million write-down ($4.1 million after-tax) of the carrying value of Halox to its estimated fair market value.

      Summarized results of the Company's discontinued operations were as follows:

                                                                         DECEMBER 31,
(in thousands)                                                    2007       2006       2005
--------------------------------------------------------------  --------   --------   --------
Revenue ......................................................  $  1,428   $ 18,149   $ 32,022
                                                                ========   ========   ========
Income (loss) from discontinued operations before income taxes    (1,106)       525      1,709
Income tax benefit (provision) ...............................       387       (231)      (481)
                                                                --------   --------   --------
Sub-total ....................................................      (719)       294      1,228
Net gain on sale of discontinued operations, net of tax ......        --     12,655         --
                                                                --------   --------   --------
Income (loss) from discontinued operations ...................  $   (719)  $ 12,949   $  1,228
                                                                ========   ========   ========

Total assets and liabilities of discontinued operations held for sale at December 31, 2006 were as follows:

(in thousands)                          DECEMBER 31,2006
------------------------------------    ----------------
Cash and cash equivalents ..........    $              2
Receivables, net ...................                 424
Inventory ..........................                 272
Other current assets ...............                  20
Property, plant and equipment, net..                 111
                                        ----------------
Assets held for sale ...............    $            829
                                        ================
Accounts payable ...................    $            154
Other liabilities ..................                 219
                                        ----------------
Liabilities held for sale ..........    $            373
                                        ================

13. SHARE-BASED COMPENSATION

      As of December 31, 2007, the Company has two share-based compensation plans for executives, non-employee directors, and certain key employees which authorize the granting of stock options, unvested shares, unvested share units, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company's plans as of December 31, 2007 totals 3.4 million, of which .2 million shares were available for future issuance. Stock options granted under these plans are generally non-qualified, and are granted with an exercise price equal to the market price of the

Company's stock at the date of grant. Substantially all of the options issued to employees prior to 2005 become exercisable in five equal installments, while all options issued to employees in 2005 and after become exercisable in four equal installments, beginning one year from the date of grant, and generally expire 10 years from the date of grant. Stock options granted to non-employee directors cliff vest after one or two years. Unvested share and unvested share unit awards generally cliff vest after four years for employees, and two to three years for non-employee directors.

      Prior to January 1, 2006, the Company accounted for its share-based compensation using the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provided pro forma disclosure in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," as if the fair value method of SFAS 123 had been applied to share-based compensation. In accordance with APB Opinion No. 25, no share-based compensation cost was reflected in the Company's net income prior to January 1, 2006 for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. The reported share-based compensation expense, net of related tax effects, in periods prior to January 1, 2006 represents the amortization of unvested share grants.

      Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R) using the modified prospective method, and thus did not restate any prior period amounts. Under this method, compensation cost in the twelve months ending December 31, 2007 and 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Binomial lattice option-pricing model. Weighted average option fair values and assumptions for the period specified are disclosed in the following table:

                                                       YEARS ENDED DECEMBER 31,
                                                    2007          2006         2005
                                                -------------  ------------  --------
Weighted average fair value of grants.........  $        9.55  $       9.61  $   8.34
Dividend yield................................           1.37%         1.21%     1.50%
Volatility....................................          30.59%        30.76%    30.00%
Risk-free interest rate.......................   4.23% - 4.92% 4.71% - 5.00%      4.3%
Expected life (in years)......................           4.64          4.93       5.5

      The assumptions are as follows:

        - The Company estimated volatility using its historical share price performance over the contractual term of the option.

        - The Company uses historical data to estimate the expected life of the option. The expected life assumption for the years ended December 31, 2007 and 2006 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

        - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the years ended December 31, 2007 and 2006, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

        - The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

    Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123 (R) under the modified prospective method. The Company's policy is to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Additionally, the Company's general policy is to issue new shares of common stock to satisfy stock option exercises or grants of unvested shares.

    Total compensation cost for stock options was as follows:

(In thousands)                                     2007      2006
----------------------------------------------    -------   -------
Cost of goods sold ...........................    $   999   $ 1,008
Selling, general and administrative expenses..      7,330     6,591
                                                  -------   -------
Total expense before income taxes ............      8,329     7,599
Income tax benefit ...........................     (3,032)   (2,606)
                                                  -------   -------
Total expense after income taxes .............    $ 5,297   $ 4,993
                                                  =======   =======

    Total compensation cost for unvested shares is as follows:

(In thousands)                                      2007      2006      2005
--------------------------------------------      -------   -------   -------
Cost of goods sold ...........................    $    28   $    13   $    --
Selling, general and administrative expenses..      4,213     3,086     2,837
                                                  -------   -------   -------
Total expense before income taxes ............      4,241     3,099     2,837
Income tax benefit ...........................       (827)     (493)     (415)
                                                  -------   -------   -------
Total expense after income taxes .............    $ 3,414   $ 2,606   $ 2,422
                                                  =======   =======   =======

      Recognition of compensation cost was consistent with recognition of cash compensation for the same employees. Compensation cost capitalized as part of inventory was immaterial.

      As of December 31, 2007, there was $14.2 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2007, there was $8.0 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.3 years.

      A summary of the Company's stock option activity as of December 31, 2007, and changes during the year ended December 31, 2007 is presented in the following table:

                                                                           WEIGHTED     WEIGHTED-AVERAGE    AGGREGATE
                                                                            AVERAGE         REMAINING       INTRINSIC
STOCK OPTIONS                                                  SHARES        PRICE      CONTRACTUAL TERM      VALUE
---------------------------------------------------------     ---------    ---------    ----------------   ------------
Outstanding at January 1, 2007 ........                        5,414,838   $   20.77
Granted .................................................      1,063,166       34.71
Exercised ...............................................       (877,304)      16.06
Forfeited/Expired .......................................       (192,003)      25.97
                                                              ----------   ----------    ----------------
Outstanding at December 31, 2007 ........................      5,408,697   $    24.09                6.89  $ 65,507,723
                                                              ----------   ----------    ----------------  ------------
Vested and expected to vest at December 31, 2007.........      5,147,617   $    23.71                6.80  $ 64,216,335
                                                              ----------   ----------    ----------------  ------------
Exercisable at December 31, 2007 ........................      2,637,245   $    19.14                5.74  $ 44,818,366
                                                              ==========   ==========    ================  ============

      The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company's common stock as of the end of the period, and the grant price. The total intrinsic value of options exercised during the twelve months ending December 31, 2007 and 2006, was

$17.3 million and $18.6 million, respectively. During the year ending December 31, 2007 and 2006, cash received from options exercised was $14.0 million and $17.2 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $6.3 million and $6.8 million, respectively.

      A summary of the Company's unvested share activity as of December 31, 2007, and changes during the year ending December 31, 2007 is presented in the following table:

                                                 WEIGHTED-AVERAGE
                                                 GRANT DATE FAIR
UNVESTED SHARES                        SHARES         VALUE
------------------------------        --------   ----------------
Nonvested at January 1, 2007 ...       509,321   $      26.55
Granted ........................       133,759          34.38
Vested .........................       (82,875)         35.40
Forfeited ......................        (8,541)         29.00
                                      --------
Nonvested at December 31, 2007..       551,664          28.71
                                      ========

      Generally, unvested share grants accrue dividends and their fair value is equal to the market price of the Company's stock at the date of the grant.

14. RETIREMENT BENEFITS

      The Company adopted SFAS No. 158 effective December 31, 2006, which amends certain requirements of SFAS Nos. 87, 88, 106 and 132(R). Under SFAS No. 158, companies are required to report the plan's funded status on their balance sheets. The difference between the plan's funded status and its current balance sheet position is recognized, net of tax, as a component of accumulated other comprehensive income.

        The Company sponsors several qualified and nonqualified pension plans and other postretirement plans for its employees. The Company uses a measurement date of December 31 for its U.S., French and Canadian defined benefit pension plans and a September 30 measurement date for its other non-U.S. defined benefit pension plans. In 2008, all plans with a September 30th measurement date will be transitioned to the December 31 measurement date as required under SFAS No. 158.

      The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over the two-year period ended December 31, 2007, and a statement of the funded status at December 31 for both years:

                                                       PENSION BENEFITS                 OTHER BENEFITS
                                                  2007                 2006             2007       2006
                                          -------------------   -------------------   --------   --------
(in thousands)                              U.S.      NON-U.S.     U.S.    NON-U.S.
----------------------------------------  --------   --------   --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Obligation at January 1 ................  $ 76,922   $ 32,413   $ 78,627   $ 23,373   $ 23,338   $ 23,319
Service cost ...........................     1,876        874      2,128        726        611        478
Interest cost ..........................     4,288      1,626      4,359      1,235      1,230      1,211
Plan amendments ........................        --         --        705         --         --         --
Benefits paid ..........................    (7,388)      (869)    (6,516)      (895)    (1,230)    (1,140)
Actuarial loss (gain) ..................    (4,191)    (2,183)     1,035        962     (2,433)      (521)
Currency translation ...................        --      2,026         --      3,151        374         (9)
Divestitures ...........................        --         --     (4,178)        --         --         --
Acquisitions ...........................        --        465         --         --         --         --
Curtailments/settlements ...............        --       (176)    (1,633)        --         --         --
Other ..................................        --        535      2,395      3,861         --         --
                                          --------   --------   --------   --------   --------   --------
Obligation at December 31 ..............  $ 71,507   $ 34,711   $ 76,922   $ 32,413   $ 21,890   $ 23,338
                                          ========   ========   ========   ========   ========   ========

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1 .  $ 64,457   $ 16,852   $ 65,236   $ 12,264   $     --   $     --
Actual return on plan assets ...........     3,531        852      7,312      1,048         --         --
Employer contributions .................     3,012        923      4,950      1,921      1,230      1,140
Benefits paid ..........................    (7,388)      (869)    (6,516)      (895)    (1,230)    (1,140)
Currency translation ...................        --        459         --      1,849         --         --
Divestitures ...........................        --         --     (4,892)        --         --         --
Settlements ............................        --         --     (1,633)        --         --         --
Other ..................................        --         84         --        665         --         --
                                          --------   --------   --------   --------   --------   --------
Fair value of plan assets at December 31  $ 63,612   $ 18,301   $ 64,457   $ 16,852   $     --   $     --
                                          ========   ========   ========   ========   ========   ========

Funded status at December 31 ...........  $ (7,895)  $(16,410)  $(12,465)  $(15,561)  $(21,890)  $(23,338)
Contributions after measurement date ...        --        233         --         --         --         --
                                          --------   --------   --------   --------   --------   --------
Net amount recognized at December 31 ...  $ (7,895)  $(16,177)  $(12,465)  $(15,561)  $(21,890)  $(23,338)
                                          ========   ========   ========   ========   ========   ========

COMPONENTS ON THE CONSOLIDATED
     BALANCE SHEETS
Noncurrent assets ......................   $    --   $     --   $     12   $     --   $     --   $     --
Current liabilities ....................      (659)      (671)    (2,978)      (517)    (1,168)    (1,302)
Noncurrent liabilities .................    (7,236)   (15,506)    (9,499)   (15,044)   (20,722)   (22,036)
                                          --------   --------   --------   --------   --------   --------
Net liability at December 31 ...........  $ (7,895)  $(16,177)  $(12,465)  $(15,561)  $(21,890)  $(23,338)
                                          ========   ========   ========   ========   ========   ========

      The accumulated benefit obligation for all defined benefit pension plans was $99.9 million and $102.5 million at December 31, 2007 and 2006, respectively. For plans with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets was $26.5 million, $25.3 million and $4.1 million, respectively, at December 31, 2007, and $28.2 million, $26.7 million and $3.3 million, respectively, at December 31, 2006. For plans with a projected benefit obligation in excess of plan assets, the projected benefit obligation and fair value of plan assets were $104.3 million and $79.9 million, respectively at December 31, 2007 and $107.4 million and $79.3 million, respectively at December 31, 2006.

      The assumptions used in the measurement of the Company's benefit obligation at December 31, 2007 and 2006, were as follows:

                                     U.S.      PLANS    NON-U.S.    PLANS
                                    2007       2006      2007       2006
                                   -------    ------    -------    ------
Discount rate .................       6.40%     5.80%      5.48%     4.80%
Rate of compensation increase..       4.00%     4.00%      3.92%     3.72%

      The pretax amounts recognized in Accumulated other comprehensive income
(loss) as of December 31, 2007 are as follows:

                                            PENSION BENEFITS           OTHER BENEFITS
                                        2007               2006        2007      2006
                                  ----------------  ----------------  -------   -------
                                            NON-              NON-
                                    U.S.    U.S.      U.S.    U.S
                                  -------  -------  -------  -------  -------   -------
(in thousands)
Initial net obligation .........  $    46  $    --  $    93  $    --  $    --   $    --
Prior service cost (credit).....      894       --    1,423       --     (364)     (363)
Net loss .......................   19,111    8,453   23,746   10,751    2,743     5,330
                                  -------  -------  -------  -------  -------   -------
Total ..........................  $20,051  $ 8,453  $25,262  $10,751  $ 2,379   $ 4,967
                                  =======  =======  ======   =======  =======   =======

      The amounts in Accumulated other comprehensive income as of December 31, 2007, that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

                                                    NON-U.S.       OTHER POST-
                                 U.S. PENSION   PENSION BENEFIT     RETIREMENT
(in thousands)                   BENEFIT PLANS       PLANS        BENEFIT PLANS     TOTAL
-----------------------------    -------------  ---------------   -------------  ---------
Initial net obligation ......    $          46  $            --   $         --   $      46
Prior service cost (credit)..              281               --            (20)        261
Net loss ....................            1,669              404            182       2,255
                                 -------------  ---------------   -------------  ---------
Total .......................    $       1,996  $           404   $        162   $   2,562
                                 =============  ===============   =============  =========

      The following tables provide the components of, and the assumptions used to determine, the net periodic benefit cost for the plans in 2007, 2006 and 2005:

                                                       PENSION BENEFITS
                                        2007                2006               2005
                                 -----------------   -----------------   -----------------
                                            NON-                NON-                NON-
(in thousands)                    U.S.      U.S.       U.S.     U.S.       U.S.     U.S.
---------------------------      -------   -------   -------   -------   -------   -------
Service cost ..............      $ 1,876   $   874   $ 2,128   $   726   $ 4,261   $   593
Interest cost .............        4,288     1,626     4,359     1,235     4,107     1,124
Expected return on plan
assets ....................       (5,242)   (1,075)   (5,175)     (829)   (5,271)     (664)
Net amortization ..........        2,730       715     3,587       540     2,463       309
Other .....................           --        --     2,186        --       504        --
                                 -------   -------   -------   -------   -------   -------
Net periodic benefit cost..      $ 3,652   $ 2,140   $ 7,085   $ 1,672   $ 6,064   $ 1,362
                                 =======   =======   =======   =======   =======   =======

                                       OTHER BENEFITS
(in thousands)                       2007    2006    2005
                                    ------  ------  ------
Service cost ...................    $  611  $  478  $  410
Interest cost ..................     1,230   1,211   1,194
Expected return on plan assets..        --      --      --
Net amortization ...............       227     373     212
Other ..........................        --      --      --
                                    ------  ------  ------
Net periodic benefit cost ......    $2,068  $2,062  $1,816
                                    ======  ======  ======

                                       U.S. PLANS            NON-U.S. PLANS
                                  2007    2006    2005    2007    2006    2005
                                -------  ------  ------  ------  ------  ------
Discount rate                      5.80%   5.50%   5.75%   4.80%   4.79%   5.70%
Expected return on plan assets     8.50%   8.50%   8.50%   6.00%   5.81%   5.75%
Rate of compensation increase      4.00%   4.00%   4.00%   3.72%   3.85%   4.25%

      The following table provides pretax amounts recognized in Accumulated other comprehensive income (loss):

                                                 PENSION BENEFITS OTHER BENEFITS
                                                       2007             2007
                                                 ----------------  -------------
                                                           NON-
(in thousands)                                     U.S.    U.S.
---------------------------------------------    -------  -------
Net gain in current year ....................    $ 2,481  $ 1,583  $      2,361
Amortization of transition obligation .......         46       --            --
Amortization of prior service cost (credit)..        529       --           (14)
Amortization of net loss ....................      2,155      715           241
                                                 -------  -------  ------------
Total .......................................    $ 5,211  $ 2,298  $      2,588
                                                 =======  =======  ============

      The discount rate for our U.S. Plans is derived by matching the plan's cash flows to a yield curve that provides the equivalent yields on zero-coupon bonds for each maturity. The discount rate selected is the rate that produces the same present value of cash flows. For non-U.S. plans, the discount rate is based on the duration of plan liabilities and yields available on corporate AA bonds in the local market place at the measurement date.

      In selecting the expected rate of return on plan assets, the Company considers the historical returns and expected returns on plan assets. The expected returns are evaluated using asset return class, variance and correlation assumptions based on the plan's target asset allocation and current market conditions.

      Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active participants. Costs of bargaining unit-sponsored multi-employer plans and defined contribution plans were $9.4 million, $7.8 million and $7.4 million for 2007, 2006 and 2005, respectively.

      For measurement purposes, a 9% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually each year to a rate of 5% for 2014, and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in the assumed health care cost trend rates would increase the service and interest cost components of the net periodic benefit cost by $.2 million and the health care component of the accumulated postretirement benefit obligation by $2.0 million. A 1% decrease in the assumed health care cost trend rate would decrease the service and interest cost components of the net periodic benefit cost by $.2 million and the health care component of the accumulated postretirement benefit obligation by $1.7 million.

PLAN ASSETS

      The Company's pension plan weighted average asset allocations at December 31, 2007 and 2006, by asset category, were as follows:

                              2007  2006
                             -----  -----
Equity securities .......       61%    60%
Fixed income securities..       35     39
Other ...................        4      1
                             -----  -----
 Total ..................      100%   100%
                             =====  =====

INVESTMENT POLICIES AND STRATEGIES

      The investment objectives of the Company's plan assets are to earn the highest possible rate of return consistent with the tolerance for risk as determined periodically by the Company in its role as a fiduciary. The general guidelines of asset allocation of fund assets are that "equities" will represent from 55% to 75% of the market value of total fund assets with a target of 66%, and "fixed income" obligations, including cash, will represent from 25% to 45% with a target of 34%. The term "equities" includes common stock, convertible bonds and convertible stock. The term "fixed income" includes preferred stock and/or contractual payments with a specific maturity date. The Company strives to maintain asset allocations within the designated ranges by conducting periodic reviews of fund allocations and plan liquidity needs, and rebalancing the portfolio accordingly. The total fund performance is monitored and results measured using a 3- to 5-year moving average against long-term absolute and relative return objectives to meet actuarially determined forecasted benefit obligations. No restrictions are placed on the selection of individual investments by the qualified investment fund managers. The performance of the investment fund managers is reviewed on a regular basis, using appointed professional independent advisors. As of December 31, 2007 and 2006, there were no shares of the Company's stock held in plan assets.

CASH FLOWS

      The Company expects to contribute approximately $1.8 million to its defined benefit plans, $9.4 million to its defined contribution plans and $1.2 million to its other postretirement benefit plans in 2008.

ESTIMATED FUTURE BENEFIT PAYMENTS

      The future estimated benefit payments for the next five years and the five years thereafter are as follows: 2008 -- $6.6 million; 2009 -- $6.9 million; 2010 -- $7.5 million; 2011 -- $8.1 million; 2012-$8.8 million; 2013 to 2017 --
$50.4 million.

15. SUBSEQUENT EVENT

      On January 1, 2008 the Company completed the acquisition of ADS for cash consideration of approximately $160 million. ADS is a leading provider of metering technology and flow monitoring services for the water and wastewater markets. Headquartered in Huntsville, Alabama, with regional sales and service offices throughout the United States and Australia, ADS had 2007 revenues of approximately $70 million. ADS will operate as a standalone unit within the Company's Fluid and Metering Technologies Segment.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following table summarizes the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006. All periods have been presented to reflect discontinued operations (see Note 12).

                                                     2007 QUARTERS                          2006 QUARTERS
                                    FIRST      SECOND       THIRD      FOURTH      FIRST      SECOND     THIRD       FOURTH
                                  ---------   ---------   ---------   ---------  ---------  ---------  ---------   ---------
Net sales ..................      $ 333,268   $ 344,482   $ 334,884   $ 345,997  $ 266,388  $ 296,573  $ 289,848   $ 302,131
Gross profit ...............        139,664     147,534     137,665     143,586    110,133    122,921    118,765     125,588
Operating income ...........         61,552      68,865      63,148      61,518     47,778     55,984     54,413      59,031
Income from continuing
   operations ..............         36,831      41,835      38,817      38,381     29,581     34,619     33,333      36,189
Income (loss) from
   discontinued
   operations, net of tax...           (164)       (205)       (405)         55        497        337     12,663        (548)
                                  ---------   ---------   ---------   ---------  ---------  ---------  ---------   ---------
Net income .................      $  36,667   $  41,630   $  38,412   $  38,436  $  30,078  $  34,956  $  45,996   $  35,641
                                  =========   =========   =========   =========  =========  =========  =========   =========
Basic EPS from continuing
   operations ..............      $     .46   $     .52   $     .48   $     .47  $     .37  $     .44  $     .42   $     .45
Basic EPS from
   discontinued operations..             --          --          --          --        .01         --        .16          --
                                  ---------   ---------   ---------   ---------  ---------  ---------  ---------   ---------
Basic EPS ..................      $     .46   $     .52   $     .48   $     .47  $     .38  $     .44  $     .58   $     .45
                                  =========   =========   =========   =========  =========  =========  =========   =========
Basic weighted average
   shares outstanding.......         80,264      80,595      80,832      80,975     78,956     79,521     79,689      79,940
Diluted EPS from
   continuing operation.....      $     .45   $     .51   $     .47   $     .47  $     .37  $     .43  $     .41   $     .45
Diluted EPS from
   discontinued operation...             --          --          --          --         --         --        .16        (.01)
                                  ---------   ---------   ---------   ---------  ---------  ---------  ---------   ---------
Diluted EPS ................      $     .45   $     .51   $     .47   $     .47  $     .37  $     .43  $     .57   $     .44
                                  =========   =========   =========   =========  =========  =========  =========   =========
Diluted weighted average
   shares outstanding.......         81,677      82,046      82,311      82,363     80,786     81,043     80,957      81,279

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

      We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at
Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IDEX Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

      As discussed in Note 1, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123(R), "Share Based Payment." As discussed in Note 14, effective December 31, 2006, the Company changed its method of accounting for pensions and other postretirement benefits as a result of adopting Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."

[DELOITTE & TOUCHE LLP]
Deloitte & Touche LLP
Chicago, Illinois
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

      We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

      In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated February 27, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule.

[DELOITTE & TOUCHE LLP]
Deloitte & Touche LLP
Chicago, Illinois
February 27, 2008

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

      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. Management has used the framework set forth in the report entitled "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

      The effectiveness of the Company's internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

[/s/ Lawrence D. Kingsley]
Lawrence D. Kingsley
Chairman of the Board and Chief Executive Officer

[/s/ Domini c A. Romeo]
Dominic A. Romeo
Vice President and Chief Financial Officer

Northbrook, Illinois
February 27, 2008

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

      During the fourth quarter of 2007, the Company implemented a new ERP system at one of our larger business units. The Company believes that effective internal control over financial reporting was maintained during and after this conversion.

ITEM 9B. OTHER INFORMATION.

      None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

      Information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and the information under the subheading "Information Regarding the Board of Directors and Committees," in the Company's 2008 Proxy Statement is incorporated herein by reference. Information regarding executive officers of the Company is located in Part I. Item 1. of this report under the caption "Executive Officers of the Registrant."

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

ITEM 11. EXECUTIVE COMPENSATION.

      Information under the heading "Executive Compensation" in the Company's 2008 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

      Information under the heading "Security Ownership" and the information under the subheading "Equity Compensation Plans" in the Company's
2008 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

      No certain relationships exist. Information under the heading "Information Regarding the Board of Directors and Committees" in the Company's 2008 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information under the heading "Principal Accountant Fees and Services" in the Company's 2008 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(A) 1. Financial Statements

      Consolidated financial statements filed as part of this report are listed under Part II. Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

                                                          2007 FORM
                                                          10-K PAGE
                                                          ---------
2. Financial Statement Schedule

   Schedule II - Valuation and Qualifying Accounts               58

            All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements of IDEX or the Notes thereto.

      3. Exhibits

  The exhibits filed with this report are listed on the "Exhibit Index."

(B)   Exhibit Index

      Reference is made to the Exhibit Index beginning on page 60 hereof.

                        IDEX CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                                 (IN THOUSANDS)

                                                          BALANCE    CHARGED TO                                  BALANCE
                                                         BEGINNING   COSTS AND                                   END OF
DESCRIPTION                                               OF YEAR    EXPENSES(1)  DEDUCTIONS (2)    OTHER (3)     YEAR
-------------------------------------------------------- ---------  ------------  --------------   ----------  ----------
Allowance for Doubtful Accounts
Year Ended December 31, 2007:
 Deducted from assets to which they apply:
  Allowance for Doubtful Accounts ......................  $   3,545    $   2,636          $  625     $  190     $  5,746

Year Ended December 31, 2006:
 Deducted from assets to which they apply:
  Allowance for Doubtful Accounts ......................     3,684           553             746         54        3,545

Year Ended December 31, 2005:
 Deducted from assets to which they apply:
  Allowance for Doubtful Accounts ......................     4,106           866             658       (630)       3,684

-----------

(1) Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.

(2)   Represents uncollectible accounts, net of recoveries. mi mill

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

Date: February 27, 2008

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                              TITLE                                   DATE
--------------------------    -------------------------------------------------   ------------------
/S/   LAWRENCE D. KINGSLEY    Chairman of the Board and Chief Executive Officer   February 27, 2008
--------------------------
      Lawrence D. Kingsley    (Principal Executive Officer)

/S/   DOMINIC A. ROMEO        Vice President and Chief Financial Officer          February 27, 2008
--------------------------
      Dominic A. Romeo        (Principal Financial and Accounting Officer)

/S/   BRADLEY J. BELL         Director                                            February 27, 2008
--------------------------
      Bradley J. Bell

/S/   RUBY R. CHANDY          Director                                            February 27, 2008
--------------------------
      Ruby R. Chandy

/S/   FRANK S. HERMANCE       Director                                            February 27, 2008
--------------------------
      Frank S. Hermance

/S/   NEIL A. SPRINGER        Director                                            February 27, 2008
--------------------------
      Neil A. Springer

/S/   MICHAEL T. TOKARZ       Director                                            February 27, 2008
--------------------------
      Michael T. Tokarz

                                  EXHIBIT INDEX

Exhibit
 Number     Description
-------     --------------------------------------------------------------------
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

4.6         Credit Lyonnais Uncommitted Line of Credit, dated as of December 3,
            2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)

*4.6(a)     Amendment No. 8 dated as of December 12, 2007 to the Credit
            Lyonnais Uncommitted Line of Credit Agreement dated December 3, 2001

10.1**      Revised and Restated IDEX Management Incentive Compensation Plan for
            Key Employees Effective January 1, 2003

10.2** Form of Indemnification Agreement of IDEX Corporation (incorporated by reference to Exhibit No. 10.23 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-28317, as filed on April 26, 1989)

10.3**      IDEX Corporation Amended and Restated Stock Option Plan for Outside
            Directors adopted by resolution of the Board of Directors dated as of January 25, 2000 (incorporated by reference to Exhibit No. 10.1 of the Quarterly Report of IDEX on Form 10-Q for the quarter ended
            March 31, 2000, Commission File No. 10-10235)

10.3(a)**   First Amendment to IDEX Corporation Amended and Restated Stock
            Option Plan for Outside Directors, adopted by resolution of the
            Board of Directors dated as of November 20, 2003 (incorporated by reference to Exhibit 10.6 (a) to the Annual Report of IDEX on Form
            10-K for the year ended December 31, 2003)

                                   EXHIBIT INDEX

10.4**      Non-Qualified Stock Option Plan for Non-Officer Key Employees of
            IDEX Corporation (incorporated by reference to Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K for the year ended December
            31, 1992, Commission File No. 1-102351)

10.5**      Third Amended and Restated 1996 Stock Option Plan for Non-Officer
            Key Employees of IDEX Corporation dated January 9, 2003
            (incorporated by reference to Exhibit 4.1 to the Registration
            Statement on Form S-8 of IDEX, Registration No. 333-104768, as filed on April 25, 2003)

10.6**      Non-Qualified Stock Option Plan for Officers of IDEX Corporation
            (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1992, Commission File No. 1-102351)

10.7**      First Amended and Restated 1996 Stock Plan for Officers of IDEX
            Corporation (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March
            31, 1998, Commission File No. 1-102351)

10.8** 2001 Stock Plan for Officers dated March 27, 2001 (incorporated by reference to Exhibit No. 10.2 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2001, Commission File No.
            1-10235)

10.9**      IDEX Corporation Supplemental Executive Retirement Plan
            (incorporated by reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1992, Commission File No. 1-102351)

10.10**     Second Amended and Restated IDEX Corporation Directors Deferred
            Compensation Plan (incorporated by reference to Exhibit No. 10.14(b) to the Annual Report of IDEX on Form 10-K for the year ended
            December 31, 1997, Commission File No. 1-10235)

10.11**     IDEX Corporation 1996 Deferred Compensation Plan for Officers
            (incorporated by reference to Exhibit No. 4.8 to the Registration
            Statement on Form S-8 of IDEX, et al., Registration No. 333-18643, as filed on December 23, 1996)

10.11(a)**  First Amendment to the IDEX Corporation 1996 Deferred
            Compensation Plan for Officers, dated March 23, 2004 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2004)

10.12**     IDEX Corporation 1996 Deferred Compensation Plan for Non-Officer
            Presidents (incorporated by reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 of IDEX, et al., Registrant No.
            333-18643, as filed on December 23, 1996)

10.13** Letter Agreement between IDEX Corporation and John L. McMurray, dated April 24, 2000 (incorporated by reference to Exhibit No.
            10.17(a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)

10.14** Letter Agreement between IDEX Corporation and Dominic A. Romeo, dated December 1, 2003 (incorporated by reference to Exhibit No.
            10.21 to the Annual Report of IDEX on Form 10-K for the year ended
            December 31, 2005)

10.15**     Unvested Stock Award Agreement between IDEX Corporation and Dominic
            A. Romeo, dated January 14, 2004 (incorporated by reference to
            Exhibit No. 10.22 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2003)

10.16**     Employment Agreement between IDEX Corporation and Lawrence D.
            Kingsley, dated July 21, 2004 (incorporated by reference to Exhibit
            No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended September 30, 2004)

                                      EXHIBIT INDEX

10.16(a)**  First Amendment to Employment Agreement between IDEX
            Corporation and Lawrence D. Kingsley, dated March 22, 2005
            (incorporated by reference to Exhibit 10.20 (a) to the Current
            Report of IDEX on Form 8-K dated March 24, 2005, Commission File No.
            1-10235)

10.17**     Unvested Stock Award Agreement between IDEX Corporation and Lawrence
            D. Kingsley, dated August 23, 2004 (incorporated by reference to
            Exhibit No. 10.01 to the Periodic Report of IDEX on Form 8-K filed on August 26, 2004)

10.18**     Unvested Stock Award Agreement between IDEX Corporation and Lawrence
            D. Kingsley, dated March 22, 2005 (incorporated by reference to
            Exhibit No. 10.25 to the Current Report of IDEX on Form 8-K filed dated March 24, 2005, Commission File No. 1-10235)

10.19**     Form Stock Option Agreement (incorporated by reference to Exhibit
            10.23 to the Current Report of IDEX on Form 8-K dated March 24,
            2005, Commission File No. 1-10235)

10.20**     Form Unvested Stock Agreement (incorporated by reference to Appendix
            A of the Proxy Statement of IDEX Corporation, dated February 25,
            2005, Commission File No. 1-10235)

10.21**     IDEX Corporation Incentive Award Plan (incorporated by reference to
            Exhibit 10.24 to the Current Report of IDEX on Form 8-K dated March
            24, 2005, Commission File No. 1-10235)

10.22**     Letter Agreement between IDEX Corporation and Frank J. Notaro, dated
            April 24, 2000

10.23**     Definitive agreement to acquire Nova Technologies Corporation, dated
            November 13, 2007, (incorporated by reference to exhibit 10.1 to the Current Report of IDEX on Form 8-K dated November 16, 2007,
            Commission File No. 1-10235)

*12         Ratio of Earnings to Fixed Charges

*13         The portions of IDEX Corporation's 2007 Annual Report to
            Shareholders, which are specifically incorporated by reference.

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

--------------

*     Filed herewith

**    Management contract or compensatory plan or agreement.