Form 10-Q
period 2008-03-31
IDEX CORP /DE/
filed 2008-05-08
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10235

IDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3555336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 Dundee Road, Northbrook, Illinois	60062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (847) 498-7070

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

Number of shares of common stock of IDEX Corporation outstanding as of April 30, 2008: 82,323,339 (net of treasury shares).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

IDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$99,816	$102,757
Restricted cash	—	140,005
Receivables, less allowance for doubtful accounts of $5,561 at March 31, 2008 and $5,746 at December 31, 2007	241,525	193,326
Inventories	200,925	177,435
Other current assets	26,377	23,615

Total current assets	568,643	637,138
Property, plant and equipment — net	179,762	172,999
Goodwill	1,091,044	977,019
Intangible assets — net	240,781	191,766
Other noncurrent assets	5,731	10,672

Total assets	$2,085,961	$1,989,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$101,370	$84,209
Accrued expenses	104,838	99,125
Short-term borrowings	5,964	5,830
Dividends payable	—	9,789

Total current liabilities	212,172	198,953
Long-term borrowings	443,638	448,901
Deferred income taxes	149,899	124,472
Other noncurrent liabilities	51,768	54,545

Total liabilities	857,477	826,871

Commitment and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value Issued: 81,764,824 shares at March 31, 2008 and 81,736,244 shares at December 31, 2007	818	817
Additional paid-in capital	350,132	346,450
Retained earnings	794,898	753,519
Treasury stock at cost: 171,213 shares at March 31, 2008 and 156,986 shares at December 31, 2007	(4,875)	(4,443)
Accumulated other comprehensive income	87,511	66,380

Total shareholders’ equity	1,228,484	1,162,723

Total liabilities and shareholders’ equity	$2,085,961	$1,989,594

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	First Quarter Ended March 31,
	2008	2007

Net sales	$371,662	$333,268
Cost of sales	216,495	193,604

Gross profit	155,167	139,664
Selling, general and administrative expenses	87,068	78,112

Operating income	68,099	61,552
Other income — net	175	573
Interest expense	5,666	6,379

Income from continuing operations before income taxes	62,608	55,746
Provision for income taxes	21,229	18,915

Income from continuing operations	41,379	36,831
Loss from discontinued operations, net of tax	—	(164)

Net income	$41,379	$36,667

Basic earnings per common share:
Continuing operations	$0.51	$0.46
Discontinued operations	—	—

Net income	$0.51	$0.46

Diluted earnings per common share:
Continuing operations	$0.50	$0.45
Discontinued operations	—	—

Net income	$0.50	$0.45

Share data:
Basic weighted average common shares outstanding	81,067	80,264
Diluted weighted average common shares outstanding	82,288	81,677

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

	Accumulated Other Comprehensive Income
				Net
				Actuarial	Cumulative
				Losses	Unrealized
	Common Stock			and Prior	Losses
	and Additional		Cumulative	Service	on Derivatives		Total
	Paid-In	Retained	Translation	Costs on	Designated as Cash	Treasury	Shareholders’
	Capital	Earnings	Adjustment	Pensions	Flow Hedges	Stock	Equity

Balance, December 31, 2007	$347,267	$753,519	$86,755	$(20,375)	$—	$(4,443)	$1,162,723

Net income	—	41,379	—	—	—	—	41,379
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	21,619	—	—	—	21,619
Amortization of retirement obligations	—	—	—	416	—	—	416
Unrealized loss on derivatives designated as cash flow hedges	—	—	—	—	(904)	—	(904)

Other comprehensive income	—	—	—	—	—	—	21,131

Comprehensive income	—	—	—	—	—	—	62,510

Issuance of 27,329 shares of common stock from exercise of stock options and deferred compensation plans	768	—	—	—	—	—	768
Share-based compensation	2,915	—	—	—	—	—	2,915
Unvested shares surrendered for tax withholding	—	—	—	—	—	(432)	(432)

Balance, March 31, 2008	$350,950	$794,898	$108,374	$(19,959)	$(904)	$(4,875)	$1,228,484

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2008	2007

Cash flows from operating activities of continuing operations
Net income	$41,379	$36,667
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	164
Depreciation and amortization	8,087	7,125
Amortization of intangible assets	3,962	2,014
Amortization of debt issuance expenses	96	115
Stock-based compensation expense	2,915	2,444
Deferred income taxes	3,907	(1,763)
Excess tax benefit from stock-based compensation	(122)	(1,784)
Changes in (net of the effect from acquisitions):
Receivables	(18,577)	(21,965)
Inventories	(12,892)	(4,101)
Trade accounts payable	7,177	8,253
Accrued expenses	(4,150)	(5,947)
Other — net	(3,490)	(5,553)

Net cash flows provided by operating activities of continuing operations	28,292	15,669
Cash flows from investing activities of continuing operations
Additions to property, plant and equipment	(6,276)	(5,418)
Acquisition of businesses, net of cash acquired	(155,582)	(24,917)
Changes in restricted cash	140,005	—

Net cash flows used in investing activities of continuing operations	(21,853)	(30,335)
Cash flows from financing activities of continuing operations
Borrowings under credit facilities for acquisitions	—	12,885
Borrowings under credit facilities	166,413	31,638
Payments under credit facilities	(22,301)	(32,000)
Payment of senior notes	(150,000)	—
Dividends paid	(9,789)	(8,055)
Distributions for discontinued operations	—	(331)
Proceeds from stock option exercises	525	4,268
Excess tax benefit from stock-based compensation	122	1,784
Other — net	1,457	1,269

Net cash flows provided by (used in) financing activities of continuing operations	(13,573)	11,458
Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	—	(329)
Net cash provided by financing activities of discontinued operations	—	331

Net cash flows provided by discontinued operations	—	2
Effect of exchange rate changes on cash and cash equivalents	4,193	2,767

Net decrease in cash	(2,941)	(439)
Cash and cash equivalents at beginning of year	102,757	77,943

Cash and cash equivalents at end of period	99,816	77,504

Less-cash, end of period-discontinued operations	—	4

Cash and cash equivalents at end of period-continuing operations	$99,816	$77,500

Supplemental cash flow information
Cash paid for:
Interest	$9,171	$8,843
Income taxes	5,280	12,919
Significant non-cash activities:
Debt acquired with acquisition of business	—	1,653
Non-cash capital expenditures	(299)	365

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. For product sales, delivery does not occur until the products have been shipped and risk of loss has been transferred to the customer. Revenue from services is recognized when the services are provided or ratably over the contract term. Some arrangements with customers may include multiple deliverables, including the combination of products and services. In such cases the Company has identified these as separate elements in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and recognizes revenue consistent with the policy for each separate element based on the fair value of each accounting unit. Revenues from certain long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

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

Cash Flow Presentation

In previously issued financial statements the Company incorrectly presented borrowings and payments under credit facilities as net repayments in the financing activities section of the Consolidated Statements of Cash Flows. Accordingly, such presentation in the accompanying financial statements for the three months ended March 31, 2007 has been restated to separate line items, borrowings under credit facilities and payments under credit facilities. This correction does not affect net cash used in financing activities of continuing operations as previously presented.

2.	Acquisitions

On January 1, 2008 the Company acquired ADS, a leading provider of metering technology and flow monitoring services for water and wastewater markets. ADS is headquartered in Huntsville, Alabama, with regional sales and service offices throughout the United States and Australia. With annual revenues of approximately $70 million, ADS will operate as a standalone business unit within the Company’s Fluid and Metering Technologies

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment. The Company acquired ADS for an aggregate purchase price of $156.4 million, consisting entirely of cash. Approximately $155.0 million of the cash payment was financed by borrowings under the Company’s credit facility, of which $140.0 million was reflected as restricted cash at December 31, 2007. Goodwill and intangible assets recognized as part of this transaction were $102.0 million and $51.9 million, respectively. The $102.0 million of goodwill is not deductible for tax purposes.

The purchase price for ADS, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The purchase price allocation is preliminary and further refinements may be necessary pending finalization of asset valuations.

The results of operations for this acquisition have been included within the Company’s financial results from the date of the acquisition. The Company does not consider this acquisition to be material to its results of operations for any of the periods presented.

3.	Discontinued Operations

On August 13, 2007, the Company completed the sale of Halox, its chemical and electrochemical systems product line operating as a unit of Pulsafeeder in IDEX’s Fluid & Metering Technologies segment, resulting in an after-tax loss of $0.1 million.

Summarized results of the Company’s discontinued operations are as follows:

First Quarter
Ended March 31,
2007
(In thousands)

Revenue	$621

Loss from discontinued operations before income taxes	(252)
Income tax benefit	88

Loss from discontinued operations	$(164)

4.	Business Segments

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

Information on the Company’s business segments from continuing operations is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	First Quarter Ended March 31,
	2008	2007
	(In thousands)

Net sales
Fluid & Metering Technologies:
External customers	$170,588	$136,302
Intersegment sales	342	404

Total group sales	170,930	136,706

Health & Science Technologies:
External customers	82,407	79,878
Intersegment sales	1,235	842

Total group sales	83,642	80,720

Dispensing Equipment:
External customers	50,008	47,893
Intersegment sales	—	—

Total group sales	50,008	47,893

Fire & Safety/Diversified Products:
External customers	68,659	69,195
Intersegment sales	4	1

Total group sales	68,663	69,196

Intersegment elimination	(1,581)	(1,247)

Total net sales	$371,662	$333,268

Operating income
Fluid & Metering Technologies	$34,245	$29,751
Health & Science Technologies	15,079	13,863
Dispensing Equipment	11,233	11,704
Fire & Safety/Diversified Products	17,730	15,358
Corporate office and other	(10,188)	(9,124)

Total operating income	$68,099	$61,552

5.	Earnings Per Common Share

Earnings per common share (“EPS”) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method, unvested restricted shares, and shares issuable in connection with

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain deferred compensation agreements (“DCUs”). Basic weighted average shares reconciles to diluted weighted average shares as follows:

	First Quarter Ended March 31,
	2008	2007
	(In thousands)

Basic weighted average common shares outstanding	81,067	80,264
Dilutive effect of stock options, unvested restricted shares, and DCUs	1,221	1,413

Diluted weighted average common shares outstanding	82,288	81,677

Options to purchase approximately 2.0 million and 1.2 million shares of common stock as of March 31, 2008 and 2007, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

6.	Inventories

The components of inventories as of March 31, 2008 and December 31, 2007 were:

	March 31,	December 31,
	2008	2007
	(In thousands)

Raw materials and components parts	$101,940	$88,159
Work-in-process	28,074	22,670
Finished goods	70,911	66,606

Total	$200,925	$177,435

Inventories carried on a LIFO basis amounted to $169.5 million and $148.4 million at March 31 2008 and December 31, 2007, respectively. All other inventory was valued on the FIFO method. The excess of current cost over LIFO inventory value amounted to $4.2 million for both March 31, 2008 and December 31, 2007.

7.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2008, by reporting segment, were as follows:

	Fluid &	Health &		Fire & Safety/
	Metering	Science	Dispensing	Diversified
	Technologies	Technologies	Equipment	Products	Total
	(In thousands)

Balance at December 31, 2007	$334,862	$353,060	$137,390	$151,707	$977,019
Acquisitions	102,027	—	—	—	102,027
Foreign currency translation	937	1,656	6,243	3,945	12,781
Acquisition adjustments	(369)	(414)	—	—	(783)

Balance at March 31, 2008	$437,457	$354,302	$143,633	$155,652	$1,091,044

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of March 31, 2008 and December 31, 2007:

	At March 31, 2008			At December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Average	Carrying	Accumulated
	Amount	Amortization	Life	Amount	Amortization
	(In thousands)

Amortizable intangible assets:
Patents	$8,368	$(5,317)	11	$8,154	$(5,074)
Trade names	47,262	(4,066)	16	37,716	(3,259)
Customer relationships	107,643	(8,562)	15	76,959	(6,288)
Non-compete agreements	4,506	(2,434)	4	4,474	(2,141)
Unpatented technology	27,577	(1,357)	16	14,804	(892)
Other	6,288	(1,227)	10	6,283	(1,070)

Total amortizable intangible assets	201,644	(22,963)		148,390	(18,724)
Banjo trade name	62,100	—		62,100	—

	$263,744	$(22,963)		$210,490	$(18,724)

The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

8.	Accrued Expenses

The components of accrued expenses as of March 31, 2008 and December 31, 2007 were:

	March 31,	December 31,
	2008	2007
	(In thousands)

Payroll and related items	$36,360	$38,461
Management incentive compensation	5,669	11,109
Income taxes payable	19,585	7,299
Deferred income taxes	1,261	3,162
Insurance	10,708	11,903
Warranty	4,032	3,966
Deferred revenue	5,499	1,978
Other	21,724	21,247

Total accrued expenses	$104,838	$99,125

9.	Borrowings

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. At March 31, 2008 there was $436.0 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.0 million. The net available borrowing under the Credit Facility as of March 31, 2008, was approximately $157.0 million.

Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at March 31, 2008, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

The Company also has a $30.0 million demand line of credit (“Short-Term Facility”), which expires on December 12, 2008. Borrowings under the Short-Term Facility are based on LIBOR plus an applicable margin. At March 31, 2008, there were no borrowings under the Short-Term Facility.

On February 15, 2008, the Company retired its $150.0 million senior notes using proceeds available under the Company’s Credit Facility.

10.	Derivative Instruments

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The type of cash flow hedges the Company enters into includes interest rate exchange agreements that effectively convert a portion of floating-rate debt to fixed-rate debt and are designed to reduce the impact of interest rate changes on future interest expense.

The effective portion of the gains or losses on the interest rate exchange agreement is reported in accumulated other comprehensive income in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized in net income during the period of change.

The net gain or loss recognized to net income for the three months ended March 31, 2008 related to the cash flow hedge was immaterial. Based on interest rates at March 31, 2008, no significant amount of deferred hedging adjustments included in accumulated other comprehensive income in shareholders’ equity at March 31, 2008 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

At March 31, 2008 the Company had one interest rate swap expiring in January 2011, which effectively converted $250.0 million of floating rate debt into fixed rate debt at an interest rate of 3.25%. The fair value of the interest rate swap was recorded as a non-current liability for $1.4 million ($0.9 million net of tax) at March 31, 2008, as reported in other comprehensive income.

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of March 31, 2008. The net gain or loss recognized in net income on the interest rate swap contract was not material.

11.	Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements” on January 1, 2008, for our financial assets and financial liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 2: Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

	Basis of Fair Value Measurements
	Balance at
	March 31, 2008	Level 1	Level 2	Level 3
		(In thousands)

Interest rate swap derivative financial instruments (part of other non-current liabilities)	$1,416	—	$1,416	—

12.	Preferred Stock

The Company had 5.0 million shares of preferred stock authorized but unissued at March 31, 2008 and December 31, 2007.

13.	Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123R using the modified prospective method, and thus did not restate any prior period amounts. Under this method, compensation cost in the three months ending March 31, 2008 and 2007 include the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Binomial lattice option-pricing model.

Total compensation cost for stock options is as follows:

	First Quarter
	Ended March 31,
	2008	2007
	(In thousands)

Cost of goods sold	$233	$216
General and administrative expenses	1,634	1,325

Total expense before income taxes	1,867	1,541
Income tax benefit	(675)	(561)

Total expense after income taxes	$1,192	$980

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation cost for unvested shares is as follows:

	First Quarter
	Ended March 31,
	2008	2007
	(In thousands)

Cost of goods sold	$9	$4
General and administrative expenses	1,039	899

Total expense before income taxes	1,048	903
Income tax benefit	(185)	(166)

Total expense after income taxes	$863	$737

Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees. Compensation cost capitalized as part of inventory was immaterial.

As of March 31, 2008, there was $12.7 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.3 years, and $7.3 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.2 years.

14.	Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	First Quarter Ended March 31,
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)

Service cost	$436	$226	$512	$221
Interest cost	1,110	466	1,062	386
Expected return on plan assets	(1,313)	(271)	(1,322)	(261)
Net amortization	499	101	666	185

Net periodic benefit cost	$732	$522	$918	$531

	Other Benefits
	First Quarter Ended
	March 31,
	2008	2007
	(In thousands)

Service cost	$152	$123
Interest cost	334	325
Net amortization	41	83

Net periodic benefit cost	$527	$531

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute approximately $1.8 million to these pension plans and $1.2 million to its other postretirement

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit plans in 2008. As of March 31, 2008, $0.7 million of contributions have been made to the pension plans and $0.3 million has been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $2.0 million in 2008 to fund these pension plans and other postretirement benefit plans.

15.	Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

16.	Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes from continuing operations increased to $21.2 million in the first quarter of 2008 from $18.9 million in the first quarter of 2007. The effective tax rate of 33.9% was essentially flat for the first quarter of 2008 compared to the first quarter of 2007. The effective tax rate differs from the U.S. statutory rate primarily due to foreign rates, which are lower than the U.S. rate.

The Company and it subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We adopted the provision of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 on January 1, 2007. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $1.2 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.1 million.

17.	New Accounting Pronouncements

On February 6, 2008, the FASB issued a FASB Staff Position (FSP) to allow a one-year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis. The Company has adopted Statement 157 as of January 1, 2008 and is currently assessing the impact of this FSP on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations”, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will adopt this statement for acquisitions consummated after its effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

18.	Subsequent Events

On April 8, 2008, the Company granted approximately 0.9 million stock options and 0.6 million restricted shares, respectively.

On April 18, 2008, the Company completed a $100.0 million senior bank term loan agreement (Term Loan) with covenants and expiration consistent with the existing revolving Credit Facility. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments in April of 2009, 2010, and 2011 of 5%, 5% and 7.5%, respectively, of the total initial aggregate loan amount. The Company used the proceeds of the term loan to pay down existing debt outstanding under the credit facility.

On April 21, 2008, the Company’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares. Repurchases under the new program will be funded with future cash flow generation, and made time to time in either the open market or through private transactions. The timing, volume, and nature of share repurchases will be at the discretion of management, dependent on market conditions, other priorities for cash investment, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Under the Private Securities Litigation Reform Act

The “Historical Overview and Outlook” and the “Liquidity and Capital Resources” sections of this management’s discussion and analysis of our financial condition and operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “management believes,” “the company believes,” “we believe,” “the company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries — all of which could have a material impact on our order rates and results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and we undertake no obligation to publicly update them to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

Historical Overview and Outlook

IDEX Corporation (“IDEX”) or the (“Company”) is an applied solutions company specializing in fluid and metering technologies, health and science technologies, dispensing equipment, and fire, safety and other diversified products built to its customers’ specifications. Our products are sold in niche markets to a wide range of industries throughout the world. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where we do business and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are among the factors that influence the demand for our products.

IDEX consists of four reportable segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment and Fire & Safety/Diversified Products.

The Fluid & Metering Technologies Segment produces pumps, compressors, flow meters and related controls for the movement of liquids and gases in a diverse range of end markets from industrial infrastructure to food and beverage; and provides metering technology and flow monitoring services for water and wastewater markets. The Health & Science Technologies Segment produces a wide variety of small scale, highly accurate pumps, valves, fittings and medical devices, as well as compressors used in medical, dental and industrial applications. The Dispensing Equipment Segment produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes, hair colorants and other personal care products, as well as refinishing equipment. The Fire &Safety/Diversified Products Segment produces firefighting pumps, rescue tools, lifting bags and other components and systems for the fire and rescue industry; and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

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

Some of our key 2008 financial highlights for the three months ended March 31, 2008 were as follows:

•	Sales of $371.7 million increased 12% compared to the prior year; reflecting 8% acquisitions and 4% foreign currency translation.

•	Income from continuing operations of $41.4 million increased 12% over the prior year.

•	Diluted EPS from continuing operations of $0.50 was $0.05 higher compared to the same period of 2007.

Growth in the Fluid and Metering Technologies segment was driven by strong global demand in the process control and infrastructure-related end markets. In the Health and Science Technologies segment, we realized strong growth in the core health and science end markets. Within the Dispensing Equipment segment, timing of U.S. large retail program orders unfavorably impacted first quarter revenue. Despite softness in our fire suppression business, our engineered band clamping and rescue tools businesses performed well within the Fire & Safety/Diversified Products segment.

Results of Operations

The following is a discussion and analysis of our financial position and results of operations for the period ended March 31, 2008 and 2007. For purposes of this discussion and analysis section, reference is made to the table below and the Company’s Condensed Consolidated Statements of Operations included in Item 1.

Performance in the Three Months Ended March 31, 2008 Compared with the Same Period of 2007

Sales in the three months ended March 31, 2008 were $371.7 million, a 12% improvement from the comparable period last year. Three acquisitions (Quadro — June 2007, Isolation Technologies — October 2007 and ADS — January 2008) accounted for a sales improvement of 8%, while foreign currency translation contributed 4%. Sales to international customers represented approximately 47% of total sales in the current period compared to 43% in the same period in 2007.

During the quarter, Fluid & Metering Technologies contributed 46% of sales and 44% of operating income; Health & Science Technologies accounted for 23% of sales and 19% of operating income; Dispensing Equipment accounted for 13% of sales and 14% of operating income; and Fire & Safety/Diversified Products represented 18% of sales and 23% of operating income.

Fluid & Metering Technologies sales of $170.9 million for the three months ended March 31, 2008 rose $34.2 million, or 25% compared with 2007, reflecting 5% organic (excludes growth from acquisitions and foreign currency translation) growth, 17% for acquisitions and a 3% favorable impact from foreign currency translation. Growth was driven by continued global demand for infrastructure-related applications and acquisition performance. In the first quarter of 2008, organic sales grew approximately 4% domestically and 7% internationally. Organic business sales to customers outside the U.S. were approximately 41% of total segment sales during the first quarter of 2008, compared to 40% in 2007.

Health & Science Technologies sales of $83.6 million increased $2.9 million, or 4%, in the first quarter of 2008 compared with last year’s first quarter. This increase reflects a 2% decrease in organic growth offset by 4% for acquisitions and 2% from favorable foreign currency translation. Growth in core analytical instrumentation, IVD and biotechnology markets along with acquisitions was partially offset by slow growth in specific pneumatic OEM markets. In the first quarter of 2008, organic sales decreased 7% domestically and increased 9% internationally. Organic business sales to customers outside the U.S. were approximately 39% of total segment sales in the first quarter of 2008, compared to 35% in 2007.

Dispensing Equipment sales of $50.0 million increased $2.1 million, or 4% in the first quarter of 2008 compared with 2007. This increase reflects a 6% decrease in organic growth offset by 10% from favorable foreign currency translation. The timing of large U.S. retail replenishment programs contributed to lower than expected performance. In the first quarter of 2008, organic sales decreased 35% domestically and increased 14% internationally. Organic sales to customers outside the U.S. were approximately 73% of total segment sales in the first quarter of 2008, compared with 60% in the comparable quarter of 2007.

Fire & Safety/Diversified Products sales of $68.7 million decreased $0.5 million in the first quarter of 2008 compared with 2007. This decrease reflects a 4% decrease in organic business volume offset by 4% from favorable foreign currency translation. The engineered band clamping business as well as rescue business achieved strong growth, offset by weak demand in the North American fire suppression market. In the first quarter of 2008, organic business sales decreased 12% domestically and increased 4% internationally. Organic sales to customers outside the U.S. were approximately 52% of total segment sales in the first quarter of 2008, compared to 47% in 2007.

	Three Months Ended March 31,(1)
	2008	2007
	(In thousands)

Fluid & Metering Technologies
Net sales	$170,930	$136,706
Operating income(2)	34,245	29,751
Operating margin	20.0%	21.8%
Depreciation and amortization	$6,313	$3,549
Capital expenditures	2,391	2,636
Health & Science Technologies
Net sales	$83,642	$80,720
Operating income(2)	15,079	13,863
Operating margin	18.0%	17.2%
Depreciation and amortization	$2,953	$2,569
Capital expenditures	1,646	1,651
Dispensing Equipment
Net sales	$50,008	$47,893
Operating income(2)	11,233	11,704
Operating margin	22.5%	24.4%
Depreciation and amortization	$1,138	$547
Capital expenditures	530	292
Fire & Safety/Diversified Products
Net sales	$68,663	$69,196
Operating income(2)	17,730	15,358
Operating margin	25.8%	22.2%
Depreciation and amortization	$1,354	$1,525
Capital expenditures	1,107	886
Company
Net sales	$371,662	$333,268
Operating income(2)	68,099	61,552
Operating margin	18.3%	18.5%
Depreciation and amortization(3)	$12,049	$9,139
Capital expenditures	5,977	5,783

(1)	Data includes acquisition of ADS (January 2008) and Quadro (June 2007) in the Fluid & Metering Technologies segment and Isolation Technologies (October 2007) in the Health & Science Technologies segment from the dates of acquisition.

(2)	Group operating income excludes unallocated corporate operating expenses.

(3)	Excludes amortization of debt issuance expenses and unearned stock compensation.

Gross profit of $155.2 million in the first quarter of 2008 increased $15.5 million, or 11% from 2007. Gross profit as a percent of sales was 41.7% in the first quarter of 2008 and 41.9% in 2007. The decrease in gross margin primarily reflects lower operating performance in the Dispensing Equipment segment partially offset by volume leverage and the Company’s strategic sourcing and other operational excellence initiatives.

Selling, general and administrative (SG&A) expenses increased to $87.1 million in the first quarter of 2008 from $78.1 million in 2007. This increase reflects $6.9 million of incremental costs associated with recent acquisitions and $2.1 million for volume-related expenses. As a percent of sales, SG&A expenses were 23.4% for both 2008 and 2007.

Operating income increased $6.5 million, or 11%, to $68.1 million in the first quarter of 2008 from $61.6 million in 2007, primarily reflecting higher volumes, partially offset by increased SG&A expenses. First quarter operating margins were 18.3% of sales, 20 basis points lower than the first quarter of 2007. The decrease was driven primarily by the impact of acquisitions. In the Fluid & Metering Technologies Segment, operating income of $34.2 million in the first quarter of 2008 was up from the $29.8 million recorded in 2007 principally due to strong global demand for process control and infrastructure-related applications. Operating margins within the Fluid & Metering Technologies Segment of 20.0% in the current quarter were down from 21.8% in 2007, due to the impact of recent acquisitions. In the Health & Science Technologies Segment, operating income of $15.1 million and operating margins of 18.0% in the first quarter of 2008 were up from the $13.9 million and 17.2% recorded in 2007 principally due to favorable product mix. In the Dispensing Equipment Segment, operating income of $11.2 million and operating margins of 22.5% in the first quarter of 2008 were down from the $11.7 million and 24.4% recorded in 2007, due to reduced volume. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $17.7 million and 25.8% were higher than the $15.4 million and 22.2% recorded in 2007, due primarily to favorable product mix.

Other income of $0.2 million in 2008 was $0.4 million lower than the $0.6 million in 2007, due to unfavorable foreign currency translation, partially offset by higher interest income.

Interest expense decreased to $5.7 million in 2008 from $6.4 million in 2007. The decrease was due to a lower interest rate environment and the refinancing of the $150 million senior notes to a lower interest rate.

The provision for income taxes from continuing operations is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $21.2 million in the first quarter of 2008 from $18.9 million in 2007. The effective tax rate of 33.9% in the first quarter of 2008 was essentially flat compared to the same period in 2007.

Income from continuing operations for the current quarter was $41.4 million, 12% higher than the $36.8 million earned in the first quarter of 2007. Diluted earnings per share from continuing operations in the first quarter of 2008 of $0.50 increased $0.05, or 11%, compared with the first quarter of 2007.

Loss from discontinued operations for 2007 was $0.2 million, which resulted from operations for Halox.

Net income for the current quarter of $41.4 million increased from the $36.7 million earned in the first quarter of 2007, which included income from discontinued operations of $0.2 million. Diluted earnings per share in the first quarter of 2008 of $0.50 increased $0.05, or 11%, compared with the first quarter of 2007.

Liquidity and Capital Resources

At March 31, 2008, working capital was $356.5 million and our current ratio was 2.7 to 1. Cash flows from operating activities increased $12.6 million, or 81%, to $28.3 million in the first three months of 2008 mainly due to the improved operating results discussed above.

Cash flows provided from operations were more than adequate to fund capital expenditures of $6.3 million and $5.4 million in the first three months of 2008 and 2007, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

The Company acquired ADS in January 2008 for cash consideration of $156.4 million. Approximately $155.0 million of the cash payment was financed by borrowings under the Company’s credit facility, of which $140.0 million was reflected as restricted cash at December 31, 2007.

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. At March 31, 2008 there was $436.0 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.0 million. The net available borrowing under the Credit Facility as of March 31, 2008, was approximately $157.0 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at March 31, 2008, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly. During the first quarter the Company had one interest rate swap expiring in January 2011, which effectively converted $250.0 million of floating rate debt into fixed rate debt at an interest rate of 3.25%.

We also have a one-year, renewable $30.0 million demand line of credit (“Short-Term Facility”), which expires on December 12, 2008. Borrowings under the Short-Term Facility are at LIBOR plus an applicable margin. At March 31, 2008, there were no borrowings outstanding under this facility.

On February 15, 2008, the Company retired its $150.0 million senior notes using proceeds available under the Company’s Credit Facility.

On April 18, 2008, the Company completed a $100.0 million senior bank term loan agreement (Term Loan) with covenants and expiration consistent with the existing revolving Credit Facility. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments in April of 2009, 2010, and 2011 of 5%, 5% and 7.5%, respectively, of the total initial aggregate loan amount. The Company used the proceeds of the term loan to pay down existing debt outstanding under the credit facility.

On April 21, 2008, the Company’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares. Repurchases under the new program will be funded with future cash flow generation, and made time to time in either the open market or through private transactions. The timing, volume, and nature of share repurchases will be at the discretion of management, dependent on market conditions, other priorities for cash investment, applicable securities laws, and other factors, and may be suspended or discontinued at any time.

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

The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. We may, from time to time, enter into interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to interest rate swaps on the Company’s outstanding long-term debt. The Company’s exposure related to derivative instruments is, in the aggregate, not material to its financial position, results of operations and cash flows.

The Company’s interest rate exposure is primarily related to the $449.6 million of total debt outstanding at March 31, 2008. The majority of the debt is priced at interest rates that float with the market. In order to mitigate this interest exposure, in March 2008, the Company entered into an interest rate exchange agreement that effectively converted $250 million of our floating-rate Credit Facility debt to a fixed-rate of 3.25%. A 50-basis point movement in the interest rate on the remaining $199.6 million floating rate debt would result in an approximate $1.0 million annualized increase or decrease in interest expense and cash flows.

Our foreign currency exchange rate risk is limited principally to the Euro, British Pound and Canadian Dollar. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of our products. The effect of transaction gains and losses is reported within “Other income/expense-net” on the Consolidated Statements of Operations.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the first quarter of 2008, the Company implemented a new ERP system at one of our larger business units. The Company believes that effective internal control over financial reporting was maintained during and after this conversion.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and five of its subsidiaries have been named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. Such components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, all of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them.

Claims have been filed in Alabama, California, Connecticut, Delaware, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Texas, Utah, Virginia, Washington, West Virginia and Wyoming. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit.

No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flow.

The Company is also party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flow.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs(1)

January 1, 2008 to
January 31, 2008	—	—	—	1,485,375
February 1, 2008 to
February 29, 2008	—	—	—	1,485,375
March 1, 2008 to
March 31, 2008	—	—	—	1,485,375

(1)	On October 20, 1998, IDEX’s Board of Directors authorized the repurchase of up to 1.5 million shares of its common stock, either at market prices or on a negotiated basis as market conditions warrant.

Item 5.	Other Information.

There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board.

Item 6.	Exhibits.

The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEX Corporation
/s/  Dominic A. Romeo
Dominic A. Romeo
Vice President and Chief Financial Officer
(duly authorized principal financial officer)

May 8, 2008

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on April 21, 1988)
3	.1(a)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235)
3	.1(b)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1(b) to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)
3.2		Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on July 17, 1989)
3	.2(a)	Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on February 12, 1990)
4.1		Restated Certificate of Incorporation and By-Laws of IDEX Corporation (filed as Exhibits No. 3.1 through 3.2(a))
4.2		Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)
4.3		Credit Agreement, dated as of December 21, 2006, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K dated December 22, 2006, Commission File No. 1-10235)
4.4		Credit Lyonnais Uncommitted Line of Credit, dated as of December 3, 2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)
4	.4(a)	Amendment No. 8 dated as of December 12, 2007 to the Credit Lyonnais Uncommitted Line of Credit Agreement dated December 3, 2001 (incorporated by reference to Exhibit No. 4.6(a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2007, Commission File No. 1-10235)
10.1		First Amendment to Stock Purchase Agreement, dated December 28, 2007, by and between Nova Holdings, LLC and IDEX Corporation (incorporated by reference to Exhibit 10.1 to the Current Report of IDEX Corporation on Form 8-K, dated January 7, 2008, Commission File No. 1-10235)
*31	.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
*31	.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
*32	.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
*32	.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Filed herewith