Form 10-Q
period 2008-06-30
IDEX CORP /DE/
filed 2008-08-07
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10235

IDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3555336 (I.R.S. Employer Identification No.)

630 Dundee Road, Northbrook, Illinois (Address of principal executive offices)	60062 (Zip Code)

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

Number of shares of common stock of IDEX Corporation outstanding as of July 31, 2008: 82,557,377 (net of treasury shares).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

IDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$118,538	$102,757
Restricted cash	—	140,005
Receivables, less allowance for doubtful accounts of $5,833 at June 30, 2008 and $5,746 at December 31, 2007	240,028	193,326
Inventories	197,702	177,435
Other current assets	26,640	23,615

Total current assets	582,908	637,138
Property, plant and equipment — net	178,318	172,999
Goodwill	1,094,789	977,019
Intangible assets — net	236,974	191,766
Other noncurrent assets	12,075	10,672

Total assets	$2,105,064	$1,989,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$101,817	$84,209
Accrued expenses	106,425	99,125
Short-term borrowings	13,599	5,830
Dividends payable	9,771	9,789

Total current liabilities	231,612	198,953
Long-term borrowings	397,060	448,901
Deferred income taxes	152,192	124,472
Other noncurrent liabilities	50,063	54,545

Total liabilities	830,927	826,871

Commitment and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued:
None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value Issued: 82,700,110 shares at June 30, 2008 and 81,736,244 shares at December 31, 2007	827	817
Additional paid-in capital	363,378	346,450
Retained earnings	821,359	753,519
Treasury stock at cost: 171,213 shares at June 30, 2008 and 156,986 shares at December 31, 2007	(4,875)	(4,443)
Accumulated other comprehensive income	93,448	66,380

Total shareholders’ equity	1,274,137	1,162,723

Total liabilities and shareholders’ equity	$2,105,064	$1,989,594

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$397,310	$344,482	$768,972	$677,750
Cost of sales	234,102	196,948	450,597	390,552

Gross profit	163,208	147,534	318,375	287,198
Selling, general and administrative expenses	89,400	78,669	176,468	156,781

Operating income	73,808	68,865	141,907	130,417
Other income — net	987	521	1,162	1,094
Interest expense	4,092	6,058	9,758	12,437

Income from continuing operations before income taxes	70,703	63,328	133,311	119,074
Provision for income taxes	24,649	21,493	45,878	40,408

Income from continuing operations	46,054	41,835	87,433	78,666
Loss from discontinued operations, net of tax	—	(205)	—	(369)

Net income	$46,054	$41,630	$87,433	$78,297

Basic earnings per common share:
Continuing operations	$.57	$.52	$1.08	$.98
Discontinued operations	—	—	—	(.01)

Net income	$.57	$.52	$1.08	$.97

Diluted earnings per common share:
Continuing operations	$.56	$.51	$1.06	$.96
Discontinued operations	—	—	—	—

Net income	$.56	$.51	$1.06	$96

Share data:
Basic weighted average common shares outstanding	81,322	80,595	81,194	80,429
Diluted weighted average common shares outstanding	82,746	82,046	82,511	81,855

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income
				Net
				Actuarial
				Losses
				and Prior
				Service
				Costs on
				Pensions	Cumulative
				and Other	Unrealized
	Common Stock			Post-	Gains
	and Additional		Cumulative	Retirement	on Derivatives		Total
	Paid-In	Retained	Translation	Benefit	Designated as Cash	Treasury	Shareholders’
	Capital	Earnings	Adjustment	Plans	Flow Hedges	Stock	Equity

Balance, December 31, 2007	$347,267	$753,519	$86,755	$(20,375)	$—	$(4,443)	$1,162,723

Net income	—	87,433	—	—	—	—	87,433
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	23,063	—	—	—	23,063
Amortization of retirement obligations	—	—	—	849	—	—	849
Unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	3,156	—	3,156

Other comprehensive income	—	—	—	—	—	—	27,068

Comprehensive income	—	—	—	—	—	—	114,501

Issuance of 400,738 shares of common stock from exercise of stock options and deferred compensation plans, net of tax benefit	8,727	—	—	—	—	—	8,727
Share-based compensation	8,211	—	—	—	—	—	8,211
Unvested shares surrendered for tax withholding	—	—	—	—	—	(432)	(432)
Cash dividends declared — $.24 per common share	—	(19,593)	—	—	—	—	(19,593)

Balance, June 30, 2008	$364,205	$821,359	$109,818	$(19,526)	$3,156	$(4,875)	$1,274,137

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months
	Ended June 30,
	2008	2007

Cash flows from operating activities of continuing operations
Net income	$87,433	$78,297
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	369
Depreciation and amortization	16,435	14,079
Amortization of intangible assets	7,778	4,400
Amortization of debt issuance expenses	155	230
Stock-based compensation expense	8,211	6,721
Deferred income taxes	3,112	2,812
Excess tax benefit from stock-based compensation	(2,359)	(3,651)
Changes in (net of the effect from acquisitions):
Receivables	(15,032)	(20,203)
Inventories	(9,600)	(4,344)
Trade accounts payable	6,011	9,559
Accrued expenses	(3,475)	(6,880)
Other — net	(4,864)	(1,821)

Net cash flows provided by operating activities of continuing operations	93,805	79,568
Cash flows from investing activities of continuing operations
Additions to property, plant and equipment	(13,203)	(12,830)
Acquisition of businesses, net of cash acquired	(156,210)	(56,706)
Change in restricted cash	140,005	—

Net cash flows used in investing activities of continuing operations	(29,408)	(69,536)
Cash flows from financing activities of continuing operations
Borrowings under credit facilities for acquisitions	—	24,177
Borrowings under credit facilities	272,238	21,758
Payments under credit facilities	(167,021)	(81,296)
Payment of senior notes	(150,000)	—
Dividends paid	(19,610)	(17,763)
Distributions for discontinued operations	—	(560)
Proceeds from stock option exercises	7,904	9,535
Excess tax benefit from stock-based compensation	2,359	3,651
Other — net	633	1,768

Net cash flows used in financing activities of continuing operations	(53,497)	(38,730)
Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	—	(561)
Net cash provided by financing activities of discontinued operations	—	560

Net cash flows used in discontinued operations	—	(1)
Effect of exchange rate changes on cash and cash equivalents	4,881	2,782

Net increase (decrease) in cash	15,781	(25,917)
Cash and cash equivalents at beginning of year	102,757	77,943

Cash and cash equivalents at end of period	118,538	52,026

Less-cash, end of period-discontinued operations	—	1

Cash and cash equivalents at end of period-continuing operations	$118,538	$52,025

Supplemental cash flow information
Cash paid for:
Interest	$11,496	$12,253
Income taxes	38,400	40,364
Significant non-cash activities:
Debt acquired with acquisition of business	—	1,571
Non-cash capital expenditures	110	300

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

2.	Acquisitions

On January 1, 2008, the Company acquired ADS, LLC (ADS), a leading provider of metering technology and flow monitoring services for water and wastewater markets. ADS is headquartered in Huntsville, Alabama, with regional sales and service offices throughout the United States and Australia. With annual revenues of approximately $70 million, ADS will operate as a standalone business unit within the Company’s Fluid and Metering Technologies Segment. The Company acquired ADS for an aggregate purchase price of $156.4 million, consisting entirely of cash. Approximately $155.0 million of the cash payment was financed by borrowings under the Company’s credit facility, of which $140.0 million was reflected as restricted cash at December 31, 2007. Goodwill and intangible assets recognized as part of this transaction were $104.2 million and $51.9 million, respectively. The $104.2 million of goodwill is not deductible for tax purposes.

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

Summarized results of the Company’s discontinued operations are as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2007	2007
	(In thousands)

Revenue	$515	$1,136

Loss from discontinued operations before income taxes	$(315)	$(567)
Income tax benefit	110	198

Loss from discontinued operations	$(205)	$(369)

4.	Business Segments

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on the Company’s business segments from continuing operations is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Net sales
Fluid & Metering Technologies:
External customers	$177,096	$140,583	$347,684	$276,885
Intersegment sales	262	511	604	915

Total group sales	177,358	141,094	348,288	277,800

Health & Science Technologies:
External customers	86,366	81,232	168,773	161,110
Intersegment sales	881	1,138	2,116	1,980

Total group sales	87,247	82,370	170,889	163,090

Dispensing Equipment:
External customers	56,601	49,859	106,609	97,752
Intersegment sales	—	—	—	—

Total group sales	56,601	49,859	106,609	97,752

Fire & Safety/Diversified Products:
External customers	77,247	72,808	145,906	142,003
Intersegment sales	—	—	4	1

Total group sales	77,247	72,808	145,910	142,004

Intersegment elimination	(1,143)	(1,649)	(2,724)	(2,896)

Total net sales	$397,310	$344,482	$768,972	$677,750

Operating income
Fluid & Metering Technologies	$34,655	$30,133	$68,900	$59,884
Health & Science Technologies	16,054	15,167	31,133	29,030
Dispensing Equipment	14,294	14,248	25,527	25,952
Fire & Safety/Diversified Products	18,608	18,117	36,338	33,475
Corporate office and other	(9,803)	(8,800)	(19,991)	(17,924)

Total operating income	$73,808	$68,865	$141,907	$130,417

5.	Earnings Per Common Share

Earnings per common share (“EPS”) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method, unvested shares, and shares issuable in connection with certain

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred compensation agreements (“DCUs”). Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Basic weighted average common shares outstanding	81,322	80,595	81,194	80,429
Dilutive effect of stock options, unvested shares, and DCUs	1,424	1,451	1,317	1,426

Diluted weighted average common shares outstanding	82,746	82,046	82,511	81,855

Options to purchase approximately 1.9 million and 1.7 million shares of common stock as of June 30, 2008 and 2007, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

6.	Inventories

The components of inventories as of June 30, 2008 and December 31, 2007 were:

	June 30,	December 31,
	2008	2007
	(In thousands)

Raw materials and components parts	$105,162	$88,159
Work-in-process	25,760	22,670
Finished goods	66,780	66,606

Total	$197,702	$177,435

Inventories carried on a LIFO basis amounted to $162.8 million and $148.4 million at June 30, 2008 and December 31, 2007, respectively. All other inventory was valued on the FIFO method. The excess of current cost over LIFO inventory value amounted to $4.3 million for June 30, 2008 and $4.2 million for December 31, 2007.

7.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2008, by reporting segment, were as follows:

	Fluid &	Health &		Fire & Safety/
	Metering	Science	Dispensing	Diversified
	Technologies	Technologies	Equipment	Products	Total
	(In thousands)

Balance at December 31, 2007	$334,862	$353,060	$137,390	$151,707	$977,019
Acquisitions	104,186	—	—	—	104,186
Foreign currency translation	1,089	1,468	6,266	4,715	13,538
Acquisition adjustments	133	(87)	—	—	46

Balance at June 30, 2008	$440,270	$354,441	$143,656	$156,422	$1,094,789

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of June 30, 2008 and December 31, 2007:

	At June 30, 2008			At December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Average	Carrying	Accumulated
	Amount	Amortization	Life	Amount	Amortization
	(In thousands)

Amortizable intangible assets:
Patents	$8,389	$(5,433)	11	$8,154	$(5,074)
Trade names	47,275	(4,789)	16	37,716	(3,259)
Customer relationships	107,648	(10,774)	15	76,959	(6,288)
Non-compete agreements	4,508	(2,667)	4	4,474	(2,141)
Unpatented technology	27,615	(1,807)	16	14,804	(892)
Other	6,288	(1,379)	10	6,283	(1,070)

Total amortizable intangible assets	201,723	(26,849)		148,390	(18,724)
Banjo trade name	62,100	—		62,100	—

	$263,823	$(26,849)		$210,490	$(18,724)

The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

8.	Accrued Expenses

The components of accrued expenses as of June 30, 2008 and December 31, 2007 were:

	June 30,	December 31,
	2008	2007
	(In thousands)

Payroll and related items	$41,551	$38,461
Management incentive compensation	8,446	11,109
Income taxes payable	12,123	7,299
Deferred income taxes	1,261	3,162
Insurance	9,692	11,903
Warranty	4,318	3,966
Deferred revenue	4,477	1,978
Other	24,557	21,247

Total accrued expenses	$106,425	$99,125

9.	Borrowings

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. At June 30, 2008 there was $301.0 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.5 million. The net available borrowing under the Credit Facility as of June 30, 2008, was approximately $291.5 million.

Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at June 30, 2008, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

In addition to the $600.0 million Credit Facility, on April 18, 2008 the Company entered into a $100.0 million senior bank term loan agreement (Term Loan) with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At June 30, 2008, there was $100.0 million outstanding under the Term Loan with $5.0 million included within short term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments in April of 2009, 2010, and 2011 of $5.0 million, $5.0 million and $7.5 million, respectively, with the remaining balance due on December 21, 2011.

The Company also has a $30.0 million demand line of credit (“Short-Term Facility”), which expires on December 12, 2008. Borrowings under the Short-Term Facility are based on LIBOR plus an applicable margin. At June 30, 2008, there were no borrowings under the Short-Term Facility.

On February 15, 2008, the Company retired its $150.0 million senior notes using proceeds available under the Company’s Credit Facility.

10.	Derivative Instruments

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The type of cash flow hedges the Company enters into includes foreign currency contracts and interest rate exchange agreements that effectively convert a portion of floating-rate debt to fixed-rate debt and are designed to reduce the impact of interest rate changes on future interest expense.

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

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts at each balance sheet date.

At June 30, 2008, the Company had one interest rate swap expiring in January 2011, which effectively converted $250.0 million of floating rate debt into fixed rate debt at an interest rate of 3.25%. The fair value of the interest rate swap was recorded as a non-current asset for $4.9 million at June 30, 2008.

The net gain recognized to net income for the three and six months ended June 30, 2008 related to the cash flow hedge was immaterial. Based on interest rates at June 30, 2008, no significant portion of the amount included in accumulated other comprehensive income in shareholders’ equity at June 30, 2008 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

At June 30, 2008, the Company had two foreign currency contracts with an aggregate notional amount of $3.7 million to manage its exposure to fluctuations in foreign currency exchange rates. The decrease in fair market value of these contracts resulted in expense of $0.1 million for the three and six months ended June 30, 2008 and was recorded in “Other (income) expense — net” within the Consolidated Statements of Operations.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Fair Value Measurements

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements”, (SFAS No. 157) on January 1, 2008, for our financial assets and financial liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheet:

	Basis of Fair Value Measurements
	Balance at
	June 30, 2008	Level 1	Level 2	Level 3
	(In thousands)

Interest rate swap derivative financial instruments (included in other noncurrent assets)	$4,939	—	$4,939	—
Foreign currency contracts (included in accrued expenses)	$80	—	$80	—

In determining the fair value of the Company’s interest swap derivatives, the Company uses a present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument and the credit default swap market to reflect the credit risk of either the Company or the counterparty.

12.	Preferred Stock

The Company had 5.0 million shares of preferred stock authorized but unissued at June 30, 2008 and December 31, 2007.

13.	Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment”, (SFAS No. 123R) using the modified prospective method, and thus did not restate any prior period amounts. Under this method, compensation cost in the three and six months ending June 30, 2008 and 2007 include the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Binomial lattice option-pricing model.

On April 8, 2008, the Company granted approximately 0.9 million stock options and 0.6 million unvested shares, respectively.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation cost for stock options is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Cost of goods sold	$354	$355	$587	$571
General and administrative expenses	2,380	2,646	4,014	3,971

Total expense before income taxes	2,734	3,001	4,601	4,542
Income tax benefit	(988)	(1,093)	(1,663)	(1,654)

Total expense after income taxes	$1,746	$1,908	$2,938	$2,888

Total compensation cost for unvested shares is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Cost of goods sold	$22	$8	$31	$12
General and administrative expenses	2,540	1,268	3,579	2,167

Total expense before income taxes	2,562	1,276	3,610	2,179
Income tax benefit	(556)	(285)	(741)	(451)

Total expense after income taxes	$2,006	$991	$2,869	$1,728

Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees and $0.1 million of compensation cost was capitalized as part of inventory.

As of June 30, 2008, there was $16.8 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, and $19.9 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.5 years.

14.	Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended June 30,
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)

Service cost	$446	$228	$426	$223
Interest cost	1,132	473	1,082	396
Expected return on plan assets	(1,272)	(270)	(1,299)	(267)
Net amortization	534	103	699	188

Net periodic benefit cost	$840	$534	$908	$540

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits
	Six months Ended June 30,
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)

Service cost	$882	$454	$938	$444
Interest cost	2,242	939	2,144	782
Expected return on plan assets	(2,585)	(541)	(2,621)	(528)
Net amortization	1,033	204	1,365	373

Net periodic benefit cost	$1,572	$1,056	$1,826	$1,071

	Other Postretirement Benefits
			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)

Service cost	$154	$132	$306	$255
Interest cost	333	330	667	655
Net amortization	29	90	70	173

Net periodic benefit cost	$516	$552	$1,043	$1,083

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute approximately $1.8 million to these pension plans and $1.2 million to its other postretirement benefit plans in 2008. As of June 30, 2008, $1.2 million of contributions have been made to the pension plans and $0.5 million has been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $1.3 million in 2008 to fund these pension plans and other postretirement benefit plans.

15.	Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

16.	Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes from continuing operations increased to $24.6 million in the second quarter of 2008 from $21.5 million in the second quarter of 2007. The effective tax rate increased to 34.9% for the second quarter of 2008 compared to 33.9% in the second quarter of 2007 due to the non-renewal of the research and development tax credit, the mix of global pre-tax income among jurisdictions and non-recurring favorable discrete items in the second quarter of 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 on January 1, 2007. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $1.2 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.2 million.

17.	New Accounting Pronouncements

On February 6, 2008, the FASB issued a FASB Staff Position (FSP) to allow a one-year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis. The Company has adopted Statement 157 as of January 1, 2008 and is currently assessing the impact on non-financial assets and non-financial liabilities within the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations”, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will adopt this statement for acquisitions consummated after its effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating the impact of EITF No. 03-6-1 on its financial statements.

18.	Subsequent Events

In July 2008, the Company initiated procedures to cease manufacturing operations at the Dispensing Segment’s Milan, Italy facility. Due to uncertainty in the timing of the facility divestiture, formalization of specific severance plans and identification of assets that will be moved or disposed, the financial statement impact of the expected costs to be incurred is not feasible at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Under the Private Securities Litigation Reform Act

The “Historical Overview and Outlook” and the “Liquidity and Capital Resources” sections of this management’s discussion and analysis of our financial condition and results of operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “management believes,” “the company believes,” “we believe,” “the company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties include, but are not limited to, the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries; economic and political consequences resulting from terrorist attacks and wars — all of which could have a material impact on our order rates and results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and we undertake no obligation to publicly update them to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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

Some of our key 2008 financial highlights for the six months ended June 30, 2008 were as follows:

•	Sales of $769.0 million increased 13% compared to the prior year; reflecting 7% acquisitions, 2% organic (excludes growth from acquisitions and foreign currency translation) and 4% foreign currency translation.

•	Income from continuing operations of $87.4 million increased 11% over the prior year.

•	Diluted EPS from continuing operations of $1.06 was $0.10 higher compared to the same period of 2007.

Growth in the Fluid and Metering Technologies segment was driven by strong global demand in the process control and infrastructure-related end markets. In the Health and Science Technologies segment, we realized strong growth in the core health and science end markets, driven by strength in the core analytical instrumentation, IVD and biotechnology markets. Within the Dispensing Equipment segment, the Company experienced modest growth in both the European and North American markets. Despite softness in our fire suppression business, our engineered band clamping and rescue tools businesses performed well within the Fire & Safety/Diversified Products segment.

Results of Operations

The following is a discussion and analysis of our financial position and results of operations for the period ended June 30, 2008 and 2007. For purposes of this discussion and analysis section, reference is made to the table below and the Company’s Condensed Consolidated Statements of Operations included in Item 1.

Performance in the Three Months Ended June 30, 2008 Compared with the Same Period of 2007

Sales in the three months ended June 30, 2008 were $397.3 million, a 15% improvement from the comparable period last year. Three acquisitions (Quadro — June 2007, Isolation Technologies — October 2007 and ADS — January 2008) accounted for a sales improvement of 7%, organic sales grew 5% and foreign currency translation contributed 3%. Sales to international customers represented approximately 47% of total sales in both 2008 and 2007.

During the quarter, Fluid & Metering Technologies contributed 45% of sales and 42% of operating income; Health & Science Technologies accounted for 22% of sales and 19% of operating income; Dispensing Equipment accounted for 14% of sales and 17% of operating income; and Fire & Safety/Diversified Products represented 19% of sales and 22% of operating income.

Fluid & Metering Technologies sales of $177.4 million for the three months ended June 30, 2008 rose $36.3 million, or 26% compared with 2007, reflecting 8% organic growth, 16% for acquisitions (Quadro and ADS) and a 2% favorable impact from foreign currency translation. Growth was driven by continued global demand for infrastructure-related applications and acquisition performance. In the second quarter of 2008, organic sales grew approximately 3% domestically and 15% internationally. Organic business sales to customers outside the U.S. were approximately 44% of total segment sales during the second quarter of 2008, compared to 42% in 2007.

Health & Science Technologies sales of $87.2 million increased $4.9 million, or 6%, in the second quarter of 2008 compared with last year’s second quarter. This increase reflects a 3% increase for acquisitions (Isolation Technologies), 1% increase in organic growth and 2% from favorable foreign currency translation. Growth in core analytical instrumentation, IVD and biotechnology markets along with acquisitions was partially offset by the exit from two specific OEM contracts. In the second quarter of 2008, organic sales increased 7% domestically and decreased 7% internationally. Organic business sales to customers outside the U.S. were approximately 40% of total segment sales in the second quarter of 2008, compared to 43% in 2007.

Dispensing Equipment sales of $56.6 million increased $6.7 million, or 14% in the second quarter of 2008 compared with 2007. This increase reflects a 3% increase in organic growth and 11% from favorable foreign currency translation. The dispensing business experienced modest growth in both the European and North American markets. In the second quarter of 2008, organic sales decreased 3% domestically and increased 5% internationally. Organic sales to customers outside the U.S. were approximately 72% of total segment sales in the second quarter of 2008, compared with 70% in the comparable quarter of 2007.

Fire & Safety/Diversified Products sales of $77.2 million increased $4.4 million, or 6% in the second quarter of 2008 compared with 2007. This increase reflects a 2% increase in organic business volume and 4% from favorable foreign currency translation. The engineered band clamping business as well as rescue business achieved strong growth, offset by weak demand in the North American fire suppression market. In the second quarter of 2008, organic business sales increased 11% domestically and decreased 9% internationally. Organic sales to customers outside the U.S. were approximately 42% of total segment sales in the second quarter of 2008, compared to 47% in 2007.

	Three Months Ended		Six Months Ended
	June 30,(1)		June 30,(1)
	2008	2007	2008	2007

Fluid & Metering Technologies
Net sales	$177,358	$141,094	$348,288	$277,800
Operating income(2)	34,655	30,133	68,900	59,884
Operating margin	19.5%	21.4%	19.8%	21.6%
Depreciation and amortization	$6,450	$4,269	$12,763	$8,118
Capital expenditures	2,785	3,473	5,176	6,109
Health & Science Technologies
Net sales	$87,247	$82,370	$170,889	$163,090
Operating income(2)	16,054	15,167	31,133	29,030
Operating margin	18.4%	18.4%	18.2%	17.8%
Depreciation and amortization	$2,885	$2,277	$5,838	$4,846
Capital expenditures	954	1,129	2,600	2,780
Dispensing Equipment
Net sales	$56,601	$49,859	$106,609	$97,752
Operating income(2)	14,294	14,248	25,527	25,952
Operating margin	25.3%	28.6%	23.9%	26.5%
Depreciation and amortization	$1,131	$1,030	$2,269	$1,577
Capital expenditures	1,054	1,462	1,584	1,754
Fire & Safety/Diversified Products
Net sales	$77,247	$72,808	$145,910	$142,004
Operating income(2)	18,608	18,117	36,338	33,475
Operating margin	24.1%	24.9%	24.9%	23.6%
Depreciation and amortization	$1,390	$1,529	$2,744	$3,054
Capital expenditures	2,033	813	3,140	1,699
Company
Net sales	$397,310	$344,482	$768,972	$677,750
Operating income(2)	73,808	68,865	141,907	130,417
Operating margin	18.6%	20.0%	18.5%	19.2%
Depreciation and amortization(3)	$12,164	$9,340	$24,213	$18,479
Capital expenditures	7,336	7,347	13,313	13,130

(1)	Data includes acquisition of ADS (January 2008) and Quadro (June 2007) in the Fluid & Metering Technologies segment and Isolation Technologies (October 2007) in the Health & Science Technologies segment from the dates of acquisition.

(2)	Group operating income excludes unallocated corporate operating expenses.

(3)	Excludes amortization of debt issuance expenses and unearned stock compensation.

Gross profit of $163.2 million in the second quarter of 2008 increased $15.7 million, or 11% from 2007. Gross profit as a percent of sales was 41.1% in the second quarter of 2008 and 42.8% in 2007. The decrease in gross margin primarily reflects product mix and the impact of intangible amortization expenses associated with recent acquisitions within the Fluid & Metering Technologies Segment and higher material costs in the Dispensing Equipment Segment.

Selling, general and administrative (SG&A) expenses increased to $89.4 million in the second quarter of 2008 from $78.7 million in 2007. The $10.7 million increase reflects approximately $6.2 million of incremental costs associated with recently acquired businesses, while the remaining $4.5 million is volume related. As a percent of sales, SG&A expenses were 22.5% for 2008 and 22.8% for 2007.

Operating income increased $4.9 million, or 7%, to $73.8 million in the second quarter of 2008 from $68.9 million in 2007, primarily reflecting higher volumes, partially offset by increased SG&A expenses. Second quarter operating margins were 18.6% of sales, 140 basis points lower than the second quarter of 2007. The decrease was driven primarily by the impact of intangible amortization expenses associated with recent acquisitions. In the Fluid & Metering Technologies Segment, operating income of $34.7 million in the second quarter of 2008 was up from the $30.1 million recorded in 2007 principally due to strong global demand for process control and infrastructure-related applications. Operating margins within the Fluid & Metering Technologies Segment of 19.5% in the current quarter were down from 21.4% in 2007, due to the impact of recent acquisitions. In the Health & Science Technologies Segment, operating income of $16.1 million in the second quarter of 2008 was up from the $15.2 million recorded in 2007 principally due to volume. Operating margins within the Health & Science Technologies Segment of 18.4% in the current quarter were flat compared with the second quarter of 2007. In the Dispensing Equipment Segment, operating income of $14.3 million in the second quarter of 2008 was flat compared to the same period in 2007. Operating margins within the Dispensing Equipment Segment of 25.3% in the current quarter were down from 28.6% in 2007, primarily due to foreign currency translation and selective material cost increases. Operating income in the Fire & Safety/Diversified Products Segment of $18.6 million was higher than the $18.1 million in the second quarter of 2007, due primarily to volume. Operating margins within the Fire & Safety/Diversified Products Segment of 24.1% in the current quarter were down slightly from 24.9% in 2007.

Other income of $1.0 million in 2008 was $0.5 million higher than the $0.5 million in 2007, primarily due to higher interest income.

Interest expense decreased to $4.1 million in 2008 from $6.1 million in 2007. The decrease was due to a lower interest rate environment and the refinancing of the $150 million senior notes to a lower interest rate.

The provision for income taxes from continuing operations is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $24.6 million in the second quarter of 2008 from $21.5 million in 2007. The effective tax rate of 34.9% in the second quarter of 2008 was higher compared to 33.9% in the same period of 2007 due to the non-renewal of the research and development tax credit, the mix of global pre-tax income among jurisdictions and non-recurring favorable discrete items in the second quarter of 2007.

Income from continuing operations for the current quarter was $46.1 million, 10% higher than the $41.8 million earned in the second quarter of 2007. Diluted earnings per share from continuing operations in the second quarter of 2008 of $0.56 increased $0.05, or 10%, compared with the second quarter of 2007.

Loss from discontinued operations for 2007 was $0.2 million, which resulted from operations for Halox.

Net income for the current quarter of $46.1 million increased from the $41.6 million earned in the second quarter of 2007, which included loss from discontinued operations of $0.2 million. Diluted earnings per share in the second quarter of 2008 of $0.56 increased $0.05, or 10%, compared with the second quarter of 2007.

Performance in the Six Months Ended June 30, 2008 Compared with the Same Period of 2007

Sales in the six months ended June 30, 2008 were $769.0 million, a 13% improvement from the comparable period last year. Three acquisitions accounted for a sales improvement of 7%, foreign currency translation contributed 4% and organic sales improved 2%. Sales to international customers represented approximately 47% of total sales in the current period compared to 45% in the same period in 2007.

During the first six months, Fluid & Metering Technologies contributed 45% of sales and 43% of operating income; Health & Science Technologies accounted for 22% of sales and 19% of operating income; Dispensing Equipment accounted for 14% of sales and 16% of operating income; and Fire & Safety/Diversified Products represented 19% of sales and 22% of operating income.

Fluid & Metering Technologies sales of $348.3 million for the six months ended June 30, 2008 rose $70.5 million, or 25% compared with 2007, reflecting 7% organic growth, 16% for acquisitions and a 2% favorable impact from foreign currency translation. Growth was driven by continued global demand for infrastructure-related applications and acquisition performance. In the first six months of 2008, organic sales grew approximately 4% domestically and 11% internationally. Organic business sales to customers outside the U.S. were approximately 43% of total segment sales during the first six months of 2008, compared to 41% in 2007.

Health & Science Technologies sales of $170.9 million increased $7.8 million, or 5%, in the first six months of 2008 compared with last year’s period. This increase reflects a 3% increase for acquisitions and 2% from favorable foreign currency translation. In the six month period of 2008, organic sales decreased 1% domestically and were essentially flat internationally. Organic business sales to customers outside the U.S. were approximately 39% of total segment sales in the first six months of both 2008 and 2007.

Dispensing Equipment sales of $106.6 million increased $8.9 million, or 9% in the six month period of 2008 compared with 2007. This increase reflects a 1% decrease in organic growth offset by 10% from favorable foreign currency translation. In the second quarter of 2008, organic sales decreased 21% domestically and increased 9% internationally. Organic sales to customers outside the U.S. were approximately 72% of total segment sales in the first six months of 2008, compared with 65% in the comparable quarter of 2007.

Fire & Safety/Diversified Products sales of $145.9 million increased $3.9 million, or 3% in the first six months of 2008 compared with 2007. This increase reflects a 1% decrease in organic business volume offset by 4% from favorable foreign currency translation. The engineered band clamping business as well as rescue business achieved strong growth, offset by weak demand in the North American fire suppression market. In the first six months of 2008, organic business sales decreased 7% domestically and increased 5% internationally. Organic sales to customers outside the U.S. were approximately 50% of total segment sales during the first six months of 2008, compared to 47% in 2007.

Gross profit of $318.4 million in the first six months of 2008 increased $31.2 million, or 11% from 2007. Gross profit as a percent of sales was 41.4% in 2008 and 42.4% in 2007. The decrease in gross margin primarily reflects product mix, higher material costs and the effect from recent acquisitions.

SG&A expenses increased to $176.5 million in the first six months of 2008 from $156.8 million in 2007. This increase reflects $13.1 million of incremental costs associated with recent acquisitions and $6.6 million for volume-related expenses. As a percent of sales, SG&A expenses were 22.9% for 2008 and 23.2% for 2007.

Operating income increased $11.5 million, or 9%, to $141.9 million in the first six months of 2008 from $130.4 million in 2007, primarily reflecting higher volumes, partially offset by increased SG&A expenses. Six month operating margins were 18.5% of sales, 70 basis points lower than the same period of 2007. The decrease was driven primarily by the impact of acquisitions. In the Fluid & Metering Technologies Segment, operating income of $68.9 million in the first six months of 2008 was up from the $59.9 million recorded in 2007 principally due to strong global demand for process control and infrastructure-related applications. Operating margins within the Fluid & Metering Technologies Segment of 19.8% in the current period were down from 21.6% in 2007, due to the impact of recent acquisitions. In the Health & Science Technologies Segment, operating income of $31.1 million and operating margins of 18.2% in the first six months of 2008 were up from the $29.0 million and 17.8% recorded in 2007 principally due to favorable product mix. In the Dispensing Equipment Segment, operating income of $25.5 million and operating margins of 23.9% in the first six months of 2008 were down from the $26.0 million and 26.5% recorded in 2007, due to foreign currency translation and selective material cost increases. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $36.3 million and 24.9%, respectively, were higher than the $33.5 million and 23.6% recorded in 2007, due primarily to favorable product mix.

Interest expense decreased to $9.8 million in 2008 from $12.4 million in 2007. The decrease was due to a lower interest rate environment and the refinancing of the $150 million senior notes to a lower interest rate.

The provision for income taxes from continuing operations is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $45.9 million in the first six months of 2008 from $40.4 million in 2007. The effective tax rate of 34.4% in the six months of 2008 was compared to 33.9% in the same period of 2007. The increase was due to the non-renewal of the research and development tax credit, the mix of global pre-tax income among jurisdictions and non-recurring favorable discrete items in the first six months of 2007.

Income from continuing operations for the current period was $87.4 million, 11% higher than the $78.7 million earned in the same period of 2007. Diluted earnings per share from continuing operations in the first six months of 2008 of $1.06 increased $0.10, or 10%, compared with the six months of 2007.

Loss from discontinued operations for 2007 was $0.4 million, which resulted from operations for Halox.

Net income for the current period of $87.4 million increased from the $78.3 million earned in the first six months of 2007, which included a loss from discontinued operations of $0.4 million. Diluted earnings per share in the first six months of 2008 of $1.06 increased $0.10, or 10%, compared with the same period of 2007.

Liquidity and Capital Resources

At June 30, 2008, working capital was $351.3 million and our current ratio was 2.5 to 1. Cash flows from operating activities increased $14.2 million, or 18%, to $93.8 million in the first six months of 2008 mainly due to the improved operating results discussed above.

Cash flows provided by operations were more than adequate to fund capital expenditures of $13.2 million and $12.8 million in the first six months of 2008 and 2007, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

The Company acquired ADS in January 2008 for cash consideration of $156.4 million. Approximately $155.0 million of the cash payment was financed by borrowings under the Company’s credit facility, of which $140.0 million was reflected as restricted cash at December 31, 2007.

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. At June 30, 2008 there was $301.0 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.5 million. The net available borrowing under the Credit Facility as of June 30, 2008, was approximately $291.5 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at June 30, 2008, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly. During the first six months the Company had one interest rate swap expiring in January 2011, which effectively converted $250.0 million of floating rate debt into fixed rate debt at an interest rate of 3.25%.

We also have a one-year, renewable $30.0 million demand line of credit (“Short-Term Facility”), which expires on December 12, 2008. Borrowings under the Short-Term Facility are at LIBOR plus an applicable margin. At June 30, 2008, there were no borrowings outstanding under this facility.

On February 15, 2008, the Company retired its $150.0 million senior notes using proceeds available under the Company’s Credit Facility.

On April 18, 2008, the Company completed a $100.0 million senior bank term loan agreement (Term Loan) with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At June 30, 2008, there was $100.0 million outstanding under the Term Loan with $5.0 million included within short term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments in April of 2009, 2010, and 2011 of $5.0 million, $5.0 million and $7.5 million, respectively, with the remaining balance due on December 21, 2011. The Company used the proceeds of the term loan to pay down existing debt outstanding under the Credit Facility.

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

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. We may, from time to time, enter into foreign currency forward contracts and interest rate swaps on our debt when we believe there is a financial advantage for doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. The Company’s exposure related to derivative instruments is, in the aggregate, not material to its financial position, results of operations or cash flows.

The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar and Chinese Yuan. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of our products. The effect of transaction gains and losses is reported within “Other income/expense-net” on the Consolidated Statements of Operations. At June 30, 2008 the Company had two foreign currency contracts equal to an aggregate notional amount of $3.7 million.

The Company’s interest rate exposure is primarily related to the $410.7 million of total debt outstanding at June 30, 2008. The majority of the debt is priced at interest rates that float with the market. In order to mitigate this interest exposure, in March 2008, the Company entered into an interest rate exchange agreement that effectively converted $250 million of our floating-rate Credit Facility debt to a fixed-rate of 3.25%. A 50-basis point movement in the interest rate on the remaining $160.7 million floating rate debt would result in an approximate $0.8 million annualized increase or decrease in interest expense and cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs(1)

April 1, 2008 to
April 30, 2008	—	—	—	$125,000,000
May 1, 2008 to
May 31, 2008	—	—	—	$125,000,000
June 1, 2008 to
June 30, 2008	—	—	—	$125,000,000

Total	—	—	—	$125,000,000

(1)	On April 21, 2008, IDEX’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares either in the open market or through private transactions.

Item 4.	Submission of Matters to a vote of Security Holders.

The Company held its Annual Shareholders’ Meeting on Tuesday, April 8, 2008 and voted on three matters. The first matter was the election of three directors to serve a three-year term on the Board of Directors of IDEX Corporation. The following persons received a plurality of votes cast for Class I directors.

			Broker
Director	For	Withheld	Non-Votes

Bradley J. Bell	76,189,832	994,940	0
Lawrence D. Kingsley	76,152,363	1,032,409	0
Gregory F. Milzcik	76,463,586	721,186	0

Secondly, shareholders voted on a proposal to approve the amendment and restatement of the IDEX Corporation incentive award plan. The proposal received a majority of the votes cast as follows:

Affirmative votes	62,001,241
Negative votes	10,264,706
Abstentions	876,543
Broker non-votes	0

Thirdly, shareholders voted on a proposal to appoint Deloitte & Touche LLP as auditors. The proposal received a majority of the votes cast as follows:

Affirmative votes	77,031,816
Negative votes	137,857
Abstentions	15,026
Broker non-votes	0

Item 5.	Other Information.

There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board.

Item 6.	Exhibits.

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
/s/  Dominic A. Romeo
Dominic A. Romeo
Vice President and Chief Financial Officer
(duly authorized principal financial officer)

August 7, 2008

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on April 21, 1988)
3	.1(a)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235)
3	.1(b)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1(b) to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)
3.2		Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on July 17, 1989)
3	.2(a)	Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on February 12, 1990)
4.1		Restated Certificate of Incorporation and By-Laws of IDEX Corporation (filed as Exhibits No. 3.1 through 3.2(a))
4.2		Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)
4.3		Credit Agreement, dated as of December 21, 2006, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K dated December 22, 2006, Commission File No. 1-10235)
4.4		Credit Lyonnais Uncommitted Line of Credit, dated as of December 3, 2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)
4	.4(a)	Amendment No. 8 dated as of December 12, 2007 to the Credit Lyonnais Uncommitted Line of Credit Agreement dated December 3, 2001 (incorporated by reference to Exhibit No. 4.6(a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2007, Commission File No. 1-10235)
4.5		Term Loan Agreement, dated April 18, 2008, among IDEX Corporation, Bank of America N.A. as Agent, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K dated April 18, 2008, Commission File No. 1-10235)
10.1		First Amendment to Stock Purchase Agreement, dated December 28, 2007, by and between Nova Holdings, LLC and IDEX Corporation (incorporated by reference to Exhibit 10.1 to the Current Report of IDEX Corporation on Form 8-K, dated January 7, 2008, Commission File No. 1-10235)
10.2		IDEX Corporation Incentive Award Plan (as Amended and Restated) (incorporated by reference to Appendix A of the Proxy Statement of IDEX Corporation, filed March 7, 2008, Commission File No. 1-10235)
10.3		IDEX Corporation Restricted Stock Award Agreement with Lawrence Kingsley, dated April 8, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report of IDEX Corporation on Form 8-K, dated April 8, 2008, Commission File No. 1-10235)
10.4		IDEX Corporation Restricted Stock Award Agreement with Dominic Romeo, dated April 8, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report of IDEX Corporation on Form 8-K, dated April 8, 2008, Commission File No. 1-10235)
10.5		Form of IDEX Corporation Restricted Stock Award Agreement, dated April 8, 2008 (incorporated by reference to Exhibit 10.4 to the Current Report of IDEX Corporation on Form 8-K, dated April 8, 2008, Commission File No. 1-10235)
*31	.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
*31	.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
*32	.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
*32	.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Filed herewith