Form 10-Q
period 2008-09-30
IDEX CORP /DE/
filed 2008-11-10
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Number of shares of common stock of IDEX Corporation outstanding as of October 31, 2008: 82,642,543 (net of treasury shares).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$233,977	$102,757
Restricted cash	—	140,005
Receivables, less allowance for doubtful accounts of $5,278 at September 30, 2008 and $5,746 at December 31, 2007	210,189	193,326
Inventories	190,514	177,435
Other current assets	22,839	23,615

Total current assets	657,519	637,138
Property, plant and equipment — net	172,093	172,999
Goodwill	1,046,365	977,019
Intangible assets — net	231,664	191,766
Other noncurrent assets	12,547	10,672

Total assets	$2,120,188	$1,989,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$88,648	$84,209
Accrued expenses	106,311	99,125
Short-term borrowings	5,999	5,830
Dividends payable	9,787	9,789

Total current liabilities	210,745	198,953
Long-term borrowings	466,498	448,901
Deferred income taxes	138,432	124,472
Other noncurrent liabilities	48,536	54,545

Total liabilities	864,211	826,871

Commitment and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value Issued: 82,839,634 shares at September 30, 2008 and 81,736,244 shares at December 31, 2007	828	817
Additional paid-in capital	373,426	346,450
Retained earnings	830,531	753,519
Treasury stock at cost: 184,823 shares at September 30, 2008 and 156,986 shares at December 31, 2007	(5,393)	(4,443)
Accumulated other comprehensive income	56,585	66,380

Total shareholders’ equity	1,255,977	1,162,723

Total liabilities and shareholders’ equity	$2,120,188	$1,989,594

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net sales	$365,193	$334,884	$1,134,165	$1,012,634
Cost of sales	218,796	197,219	669,393	587,771

Gross profit	146,397	137,665	464,772	424,863
Selling, general and administrative expenses	81,614	74,517	258,082	231,298
Goodwill impairment	30,090	—	30,090	—
Restructuring expenses	5,276	—	5,276	—

Operating income	29,417	63,148	171,324	193,565
Other income — net	2,723	437	3,885	1,531
Interest expense	3,861	5,537	13,619	17,974

Income from continuing operations before income taxes	28,279	58,048	161,590	177,122
Provision for income taxes	9,204	19,231	55,082	59,639

Income from continuing operations	19,075	38,817	106,508	117,483
Loss from discontinued operations, net of tax	—	(405)	—	(774)

Net income	$19,075	$38,412	$106,508	$116,709

Basic earnings per common share:
Continuing operations	$.23	$.48	$1.31	$1.46
Discontinued operations	—	—	—	(.01)

Net income	$.23	$.48	$1.31	$1.45

Diluted earnings per common share:
Continuing operations	$.23	$.47	$1.29	$1.43
Discontinued operations	—	—	—	(.01)

Net income	$.23	$.47	$1.29	$1.42

Share data:
Basic weighted average common shares outstanding	81,572	80,832	81,320	80,563
Diluted weighted average common shares outstanding	82,957	82,311	82,663	82,005
See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income
				Net
				Actuarial
				Losses and
				Prior
				Service
				Costs on
				Pensions
				and Other	Cumulative
				Post-	Unrealized Gains
	Common Stock		Cumulative	Retirement	on Derivatives		Total
	and Additional	Retained	Translation	Benefit	Designated as Cash	Treasury	Shareholders’
	Paid-In Capital	Earnings	Adjustment	Plans	Flow Hedges	Stock	Equity

Balance, December 31, 2007	$347,267	$753,519	$86,755	$(20,375)	$—	$(4,443)	$1,162,723

Net income	—	106,508	—	—	—	—	106,508
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	(13,988)	—	—	—	(13,988)
Amortization of retirement obligations	—	—	—	1,271	—	—	1,271
Unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	2,922	—	2,922

Other comprehensive income	—	—	—	—	—	—	(9,795)

Comprehensive income	—	—	—	—	—	—	96,713

Issuance of 536,762 shares of common stock from exercise of stock options and deferred compensation plans, net of tax benefit	14,564	—	—	—	—	—	14,564
Share-based compensation	12,423	—	—	—	—	—	12,423
Unvested shares surrendered for tax withholding	—	—	—	—	—	(950)	(950)
Cash dividends declared - $.36 per common share	—	(29,496)	—	—	—	—	(29,496)

Balance, September 30, 2008	$374,254	$830,531	$72,767	$(19,104)	$2,922	$(5,393)	$1,255,977

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2008	2007
Cash flows from operating activities of continuing operations
Net income	$106,508	$116,709
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	719
Gain on sale of fixed assets	—	(371)
Loss on sale of business	—	55
Goodwill impairment	30,090	—
Depreciation and amortization	23,468	21,235
Amortization of intangible assets	11,624	7,070
Amortization of debt issuance expenses	214	345
Stock-based compensation expense	12,423	9,649
Deferred income taxes	(8,147)	3,181
Excess tax benefit from stock-based compensation	(2,911)	(4,671)
Changes in (net of the effect from acquisitions):
Receivables	4,818	(11,112)
Inventories	(7,368)	(6,733)
Trade accounts payable	(1,915)	5,306
Accrued expenses	1,291	(6,652)
Other — net	(3,380)	3,466

Net cash flows provided by operating activities of continuing operations	166,715	138,196

Cash flows from investing activities of continuing operations
Additions to property, plant and equipment	(19,104)	(18,764)
Acquisition of businesses, net of cash acquired	(156,180)	(55,978)
Proceeds from sales of discontinued businesses	—	326
Proceeds from fixed assets disposals	—	288
Change in restricted cash	140,005	—

Net cash flows used in investing activities of continuing operations	(35,279)	(74,128)

Cash flows from financing activities of continuing operations
Borrowings under credit facilities for acquisitions	—	24,177
Borrowings under credit facilities	446,925	37,968
Payments under credit facilities	(279,278)	(122,837)
Payment of senior notes	(150,000)	—
Dividends paid	(29,496)	(27,508)
Distributions for discontinued operations	—	(719)
Proceeds from stock option exercises	9,407	12,249
Excess tax benefit from stock-based compensation	2,911	4,671
Other — net	722	(149)

Net cash flows provided by (used in) financing activities of continuing operations	1,191	(72,148)

Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	—	(869)
Net cash provided by financing activities of discontinued operations	—	867

Net cash flows used in discontinued operations	—	(2)

Effect of exchange rate changes on cash and cash equivalents	(1,407)	5,131

Net increase (decrease) in cash	131,220	(2,951)

Cash and cash equivalents at beginning of year	102,757	77,943

Cash and cash equivalents at end of period-continuing operations	$233,977	$74,992

Supplemental cash flow information
Cash paid for:
Interest	$15,275	$20,247
Income taxes	58,623	59,761
Significant non-cash activities:
Debt acquired with acquisition of business	—	1,571
Capital expenditures included in accounts payable	60	723
Non-cash capital expenditures	—	1,437
See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
     The condensed consolidated financial statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.
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
2. Acquisitions
     On January 1, 2008, the Company acquired ADS, LLC (“ADS”), a leading provider of metering technology and flow monitoring services for water and wastewater markets. ADS is headquartered in Huntsville, Alabama, with regional sales and service offices throughout the United States and Australia. With annual revenues of approximately $70 million, ADS operates within the Company’s Fluid & Metering Technologies Segment. The Company acquired ADS for an aggregate purchase price of $156.4 million, consisting entirely of cash. Approximately $155.0 million of the cash payment was financed by borrowings under the Company’s credit facility, of which $140.0 million was reflected as restricted cash at December 31, 2007. Goodwill and intangible assets recognized as part of this transaction were $104.2 million and $51.9 million, respectively. The $104.2 million of goodwill is not deductible for tax purposes.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
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
3. Restructuring
     During the three and nine months ended September 30, 2008, the Company recorded pre-tax restructuring expenses totaling $5.3 million. These restructuring expenses, included in the line item “Restructuring expenses” in the Consolidated Statements of Operations, were related to the Company’s restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. The restructuring program includes the announced cessation of manufacturing operations in its Dispensing segment’s Milan, Italy facility. This plant closure is expected to improve operating productivity and enhance capacity utilization. In addition, the Company has initiated company-wide plans which include management and administrative workforce reductions as well as an additional facility consolidation. Employees separated or to be separated from the Company as a result of these initiatives were offered severance packages, as appropriate. The expenses recorded during the three months and nine months ended September 30, 2008 included costs related to involuntary terminations and other direct costs associated with implementing these initiatives. The Company currently expects the total cost of these initiatives to be approximately $15 million and anticipates recognizing the majority of the remaining costs in 2008.
     The following table summarizes the restructuring activity for the three and nine months ended September 30, 2008:

	Severance
	Pay and
(in thousands)	Benefits	Other	Total
Balance at July 1, 2008	$—	$—	$—
Severance-related expenses	5,097	—	5,097
Non-cash expenses	—	179	179
Payments	(616)	—	(616)

Balance at September 30, 2008 (included in accrued expenses)	$4,481	$179	$4,660

     The following table summarizes total restructuring costs incurred for the three and nine month periods ended September 30, 2008, by operating segment:

Three and Nine
Months Ended
(in thousands)	September 30, 2008
Fluid & Metering Technologies	$1,508
Health & Science Technologies	611
Dispensing Equipment	2,867
Fire & Safety/Diversified Products	113
Corporate/Other	177

Total restructuring costs	$5,276

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
4. Discontinued Operations
     On August 13, 2007, the Company completed the sale of Halox, its chemical and electrochemical systems product line operating as a unit of Pulsafeeder in IDEX’s Fluid & Metering Technologies Segment, resulting in an after-tax loss of $0.1 million.
     Summarized results of the Company’s discontinued operations are as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
(in thousands)	2007	2007
Revenue	$292	$1,428

Loss from discontinued operations before income taxes	$(539)	$(1,106)
Income tax benefit	189	387
Net loss on sale of discontinued operations before income taxes	(55)	(55)

Loss from discontinued operations	$(405)	$(774)

5. Business Segments
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007
Net sales:
Fluid & Metering Technologies:
External customers	$169,957	$143,438	$517,641	$420,323
Intersegment sales	301	404	905	1,319

Total group sales	170,258	143,842	518,546	421,642

Health & Science Technologies:
External customers	82,506	82,709	251,279	243,819
Intersegment sales	383	557	2,499	2,537

Total group sales	82,889	83,266	253,778	246,356

Dispensing Equipment:
External customers	31,543	38,145	138,152	135,897
Intersegment sales	—	—	—	—

Total group sales	31,543	38,145	138,152	135,897

Fire & Safety/Diversified Products:
External customers	81,187	70,592	227,093	212,595
Intersegment sales	2	—	6	1

Total group sales	81,189	70,592	227,099	212,596

Intersegment elimination	(686)	(961)	(3,410)	(3,857)

Total net sales	$365,193	$334,884	$1,134,165	$1,012,634

Operating income (loss):
Fluid & Metering Technologies	$32,735	$31,559	$101,635	$91,443
Health & Science Technologies	16,540	16,703	47,673	45,733
Dispensing Equipment	(32,074)	5,625	(6,547)	31,577
Fire & Safety/Diversified Products	20,455	16,533	56,793	50,008
Corporate office and other	(8,239)	(7,272)	(28,230)	(25,196)

Total operating income	$29,417	$63,148	$171,324	$193,565

6. Earnings Per Common Share
     Earnings per common share (“EPS”) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method, unvested shares, and shares issuable in connection with certain deferred compensation agreements (“DCUs”). Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007
Basic weighted average common shares outstanding	81,572	80,832	81,320	80,563
Dilutive effect of stock options, unvested shares, and DCUs	1,385	1,479	1,343	1,442

Diluted weighted average common shares outstanding	82,957	82,311	82,663	82,005

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     Options to purchase approximately 2.0 million and 1.7 million shares of common stock as of September 30, 2008 and 2007, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.
7. Inventories
     The components of inventories as of September 30, 2008 and December 31, 2007 were:

(in thousands)	September 30, 2008	December 31, 2007
Raw materials and components parts	$103,606	$88,159
Work-in-process	22,740	22,670
Finished goods	64,168	66,606

Total	$190,514	$177,435

     Inventories carried on a LIFO basis amounted to $157.2 million and $148.4 million at September 30, 2008 and December 31, 2007, respectively. Inventory valued on a FIFO basis was $33.3 million at September 30, 2008 and $29.0 million at December 31, 2007, respectively. The FIFO inventory was greater than the LIFO inventory value by $5.2 million at September 30, 2008 and $4.2 million at December 31, 2007. Additionally, included in the LIFO inventory value is $35.6 million and $31.8 million at September 30, 2008 and December 31, 2007, respectively, related to the historical adjustment to record inventory at fair value as of the original acquisition date.
8. Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, by reporting segment, were as follows:

	Fluid &	Health &		Fire & Safety/
	Metering	Science	Dispensing	Diversified
(in thousands)	Technologies	Technologies	Equipment	Products	Total
Balance at December 31, 2007	$334,862	$353,060	$137,390	$151,707	$977,019
Acquisitions	104,186	—	—	—	104,186
Foreign currency translation	(1,948)	(82)	(1,662)	(1,108)	(4,800)
Acquisition adjustments	11	39	—	—	50
Goodwill impairment	—	—	(30,090)	—	(30,090)

Balance at September 30, 2008	$437,111	$353,017	$105,638	$150,599	$1,046,365

     Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed. The Company tested goodwill for impairment during the fourth quarter of 2007. At that time, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     In accordance with SFAS No. 142, the Company concluded that events had occurred and circumstances had changed during the third quarter of 2008 which required the Company to perform an interim period goodwill impairment test at Fluid Management Americas, a reporting unit within the Company’s Dispensing Equipment segment. During the third quarter of 2008, Fluid Management Americas experienced a downturn in capital spending by its customer base and lost a major retail customer.
     The Company performed the first step of the two-step impairment test and compared the fair value of the reporting unit to its carrying value. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the Fluid Management Americas reporting unit, the Company considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on comparing the reporting unit to comparable publicly traded companies or comparable entities which have been recently acquired in arms-length transactions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, other operating costs and discount rates. Due to current conditions within the market and the specific reporting unit, weighting was equally attributed to both the market and income approaches (50% each) in arriving at the fair value of the reporting unit. The Company determined that the fair value of the Fluid Management Americas reporting unit was less than the carrying value of the net assets of the reporting unit, and thus the Company performed step two of the impairment test.
     In step two of the impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. The Company allocated the current fair value of the Fluid Management Americas reporting unit to all of its assets and liabilities as if the reporting unit had presently been acquired in a business combination. The excess of the fair value of the reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. The Company’s step two analysis resulted in an implied fair value of goodwill of $21.2 million, and as a result, the Company recognized an estimated impairment charge of $30.1 million in the third quarter of 2008. The $30.1 million impairment charge is an estimate. The Company is awaiting the completion of certain asset valuations in order to finalize this estimate and, if a further adjustment is necessary, the Company will record this amount during the fourth quarter of 2008.
     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of September 30, 2008 and December 31, 2007:

	At September 30, 2008			At December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Average	Carrying	Accumulated
(in thousands)	Amount	Amortization	Life	Amount	Amortization
Amortizable intangible assets:
Patents	$8,133	$(5,311)	11	$8,154	$(5,074)
Trade names	46,649	(5,446)	16	37,716	(3,259)
Customer relationships	107,060	(12,872)	15	76,959	(6,288)
Non-compete agreements	4,464	(2,848)	4	4,474	(2,141)
Unpatented technology	27,202	(2,222)	16	14,804	(892)
Other	6,283	(1,528)	10	6,283	(1,070)

Total amortizable intangible assets	199,791	(30,227)		148,390	(18,724)
Banjo trade name	62,100	—		62,100	—

	$261,891	$(30,227)		$210,490	$(18,724)

     The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
9. Accrued Expenses
     The components of accrued expenses as of September 30, 2008 and December 31, 2007 were:

	September 30,	December 31,
(in thousands)	2008	2007
Payroll and related items	$43,712	$38,461
Management incentive compensation	8,490	11,109
Income taxes payable	9,098	7,299
Deferred income taxes	1,261	3,162
Insurance	9,505	11,903
Warranty	3,630	3,966
Deferred revenue	5,484	1,978
Restructuring	4,481	—
Other	20,650	21,247

Total accrued expenses	$106,311	$99,125

10. Borrowings
     The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. At September 30, 2008 there was $365.2 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.5 million. The net available borrowing under the Credit Facility as of September 30, 2008, was approximately $227.3 million.
     Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 to 50 basis points. Based on the Company’s BBB rating at September 30, 2008, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.
     In addition to the $600.0 million Credit Facility, on April 18, 2008 the Company entered into a $100.0 million senior bank term loan agreement (“Term Loan”) with covenants consistent with the existing Credit Facility and a maturity concurrent with the Credit Facility on December 21, 2011. At September 30, 2008, there was $100.0 million outstanding under the Term Loan with $5.0 million included within short term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments of $5.0 million, $5.0 million and $7.5 million in April of 2009, 2010, and 2011, respectively, with the remaining balance due on December 21, 2011.
     The Company also has a $30.0 million demand line of credit (“Short-Term Facility”), which expires on December 12, 2008. Borrowings under the Short-Term Facility are based on LIBOR plus an applicable margin. At September 30, 2008, there were no borrowings under the Short-Term Facility.
     On February 15, 2008, the Company retired its $150.0 million senior notes using proceeds available under the Company’s Credit Facility.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
11. Derivative Instruments
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
     The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change.
     Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts at each balance sheet date.
     At September 30, 2008, the Company had two interest rate swaps. One interest rate swap, expiring in January 2011, effectively converted $250.0 million of floating rate debt into fixed rate debt at an interest rate of 3.25%. The second interest rate swap, expiring December 21, 2011, effectively converted an additional $100.0 million of floating rate debt into fixed rate debt at an interest rate of 4.00%. The fair value of the interest rate swaps of $4.6 million was recorded as a non-current asset at September 30, 2008.
     The net gain recognized to net income for the three and nine months ended September 30, 2008 related to these cash flow hedges was immaterial. Based on interest rates at September 30, 2008, no significant portion of the amount included in accumulated other comprehensive income in shareholders’ equity at September 30, 2008 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.
     At September 30, 2008, the Company had two foreign currency exchange contracts with an aggregate notional amount of $3.7 million to manage its exposure to fluctuations in foreign currency exchange rates. The change in fair market value of these contracts for the three and nine months ended September 30, 2008 was immaterial.
12. Fair Value Measurements
     The Company adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008, for our financial assets and financial liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheet:

	Basis of Fair Value Measurements
	Balance at
(in thousands)	September 30, 2008	Level 1	Level 2	Level 3
Interest rate swap derivative financial instruments (included in other noncurrent assets)	$4,575	—	$4,575	—
Foreign currency contracts (included in accrued expenses)	$30	—	$30	—
     In determining the fair value of the Company’s interest rate swap derivatives, the Company uses a present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument and the credit default swap market to reflect the credit risk of either the Company or the counterparty.
13. Preferred Stock
     The Company had 5.0 million shares of preferred stock authorized but unissued at September 30, 2008 and December 31, 2007.
14. Share-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment”, using the modified prospective method, and thus did not restate any prior period amounts. Under this method, compensation cost in the three and nine months ending September 30, 2008 and 2007 include the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Binomial lattice option-pricing model.
     During 2008, the Company has granted approximately 1.1 million stock options and 0.6 million unvested shares, respectively.
     Total compensation cost for stock options is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007
Cost of goods sold	$256	$247	$843	$818
Selling, general and administrative expenses	1,772	1,687	5,786	5,658

Total expense before income taxes	2,028	1,934	6,629	6,476
Income tax benefit	(439)	(704)	(2,102)	(2,358)

Total expense after income taxes	$1,589	$1,230	$4,527	$4,118

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     Total compensation cost for unvested shares is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007
Cost of goods sold	$24	$8	$55	$20
Selling, general and administrative expenses	2,160	986	5,739	3,153

Total expense before income taxes	2,184	994	5,794	3,173
Income tax benefit	(356)	(177)	(1,097)	(628)

Total expense after income taxes	$1,828	$817	$4,697	$2,545

     Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees and $0.1 million of compensation cost was capitalized as part of inventory.
     As of September 30, 2008, there was $15.1 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years, and $18.4 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.4 years.
15. Retirement Benefits
     The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended September 30,
	2008		2007
(in thousands)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$442	$220	$469	$224
Interest cost	1,121	455	1,072	396
Expected return on plan assets	(1,292)	(260)	(1,310)	(267)
Net amortization	516	100	682	190

Net periodic benefit cost	$787	$515	$913	$543

	Pension Benefits
	Nine months Ended September 30,
	2008		2007
(in thousands)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1,324	$674	$1,407	$668
Interest cost	3,363	1,394	3,216	1,178
Expected return on plan assets	(3,877)	(801)	(3,931)	(795)
Net amortization	1,549	304	2,047	563

Net periodic benefit cost	$2,359	$1,571	$2,739	$1,614

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Service cost	$153	$202	$459	$457
Interest cost	332	264	999	919
Net amortization	29	(4)	99	169

Net periodic benefit cost	$514	$462	$1,557	$1,545

     The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute approximately $1.8 million to these pension plans and $1.2 million to its other postretirement benefit plans in 2008. As of September 30, 2008, $1.7 million of contributions have been made to the pension plans and $0.7 million have been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $0.6 million in 2008 to fund these pension plans and other postretirement benefit plans.
16. Legal Proceedings
     The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.
17. Income Taxes
     The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes from continuing operations decreased to $9.2 million in the third quarter of 2008 from $19.2 million in the third quarter of 2007. The effective tax rate decreased to 32.5% for the third quarter of 2008 compared to 33.1% in the third quarter of 2007 due to the mix of global pre-tax income among jurisdictions which was partially offset by the non-recurring unfavorable discrete items in the third quarter of 2008 and the non-renewal of the federal research and development tax credit as of September 30, 2008.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 on January 1, 2007. In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of $1.2 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.3 million.
18. New Accounting Pronouncements
     On February 6, 2008, the FASB issued a FASB Staff Position (“FSP”) to allow a one-year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis. The Company adopted SFAS No. 157 on January 1, 2008 and is currently assessing the impact on non-financial assets and non-financial liabilities within the consolidated financial statements.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.
     In April 2008, the FASB issued Financial Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating the impact of EITF No. 03-6-1 on its financial statements.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     In September 2008, the FASB issued FSP No. 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. FSP No. 133-1 and FIN No. 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP No. 133-1 and FIN No. 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
     In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. FSP No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP No. 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.
19. Subsequent Events
     In October 2008, the Company acquired Richter Chemie-Technik (“Richter”), iPEK Spezial-TV (“iPEK”), Integrated Environmental Technology Group (“IETG”) and Semrock Inc. (“Semrock”).
     Richter, a provider of premium quality lined pumps, valves and control equipment for the chemical, fine chemical and pharmaceutical industries, was acquired for cash consideration of approximately $101 million. Richter’s corrosion resistant fluoroplastic lined products offer solutions for demanding applications in the process industry. Headquartered in Kempen, Germany, with facilities in China and the U.S., Richter has annual revenues of approximately $53 million. Richter will be operated within IDEX’s Fluid & Metering Technologies Segment.
     iPEK, a provider of systems focused on infrastructure analysis, specifically waste water collection systems, was acquired for cash consideration of approximately $43 million. iPEK, is a developer of remote controlled systems for infrastructure inspection. Headquartered in Hirschegg, Austria, iPEK has annual revenues of approximately $25 million. iPEK will be operated within IDEX’s Fluid & Metering Technologies Segment and is expected to leverage the ADS acquisition which closed in January 2008.
     IETG, a provider of flow monitoring and underground utility surveillance services for the water and wastewater markets, was acquired for cash consideration of approximately $35 million. IETG products and services enable water companies to effectively manage their water distribution and sewerage networks, while its surveillance service specializes in underground asset detection and mapping for utilities and other private companies. Headquartered in Leeds, United Kingdom, IETG has annual revenues of approximately $26 million. IETG will operate as part of the Company’s ADS business within IDEX’s Fluid & Metering Technologies Segment.
     Semrock, a provider of optical filters for biotech and analytical instrumentation in the life sciences markets, was acquired for cash consideration of approximately $60 million. Semrock’s products are used in the biotechnology and analytical instrumentation industries. Semrock produces optical filters using state-of-the-art manufacturing processes which enable them to offer significant improvements in the performance and reliability of their customers’ instruments. Headquartered in Rochester, New York, Semrock has annual revenues of approximately $21 million. Semrock will operate as part of HST Core within IDEX’s Health & Science Technologies Segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Under the Private Securities Litigation Reform Act
     The “Historical Overview” and the “Liquidity and Capital Resources” sections of this management’s discussion and analysis of our financial condition and results of operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, operating results and are indicated by words or phrases such as “expects,” “should,” “will,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties include, but are not limited to, IDEX Corporation’s (“IDEX” or the “Company”) ability to integrate and operate acquired businesses on a profitable basis and other risks and uncertainties identified under the heading “Risk Factors” included in item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and information contained in subsequent periodic reports filed by IDEX with the Securities and Exchange Commission. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.
Historical Overview
     IDEX is an applied solutions company specializing in fluid and metering technologies, health and science technologies, dispensing equipment, and fire, safety and other diversified products built to its customers’ specifications. Our products are sold in niche markets to a wide range of industries throughout the world. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where we do business and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are among the factors that influence the demand for our products.
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
     The Company has a history of achieving above-average operating margins. Our operating margins have exceeded the average operating margin for the companies that comprise the Value Line Composite Index (“VLCI”) every year since 1988. We view the VLCI operating performance statistics as a proxy for an average industrial company. Our operating margins are influenced by, among other things, utilization of facilities as sales volumes change and inclusion of newly acquired businesses.

Results of Operations
     The following is a discussion and analysis of our financial position and results of operations for the period ended September 30, 2008 and 2007. For purposes of this discussion and analysis section, reference is made to the table below and the Company’s Condensed Consolidated Statements of Operations included in Item 1.
Performance in the Three Months Ended September 30, 2008 Compared with the Same Period of 2007
     Sales in the three months ended September 30, 2008 were $365.2 million, a 9% improvement from the comparable period last year. Two acquisitions (Isolation Technologies — October 2007 and ADS — January 2008) accounted for a sales improvement of 7%, organic sales grew 1% and foreign currency translation contributed 1%. Sales to international customers represented approximately 46% of total sales in both 2008 and 2007.
     Fluid & Metering Technologies sales of $170.3 million for the three months ended September 30, 2008 rose $26.4 million, or 18% compared with 2007, reflecting 4% organic growth, 13% for acquisitions (ADS) and 1% favorable foreign currency translation. Growth was driven by continued global demand for infrastructure-related applications and acquisition performance. In the third quarter of 2008, organic sales grew approximately 6% domestically and were essentially flat internationally. Organic business sales to customers outside the U.S. were approximately 40% of total segment sales during the third quarter of 2008, compared to 42% in 2007.
     Health & Science Technologies sales of $82.9 million were flat compared to the third quarter of 2007. This reflects a 3% increase for acquisitions (Isolation Technologies) and 1% from favorable foreign currency translation, offset by a 4% decrease in organic growth. The decrease in organic growth reflects the exit from two specific OEM contracts. In the third quarter of 2008, organic sales increased 4% domestically and decreased 16% internationally. Organic business sales to customers outside the U.S. were approximately 38% of total segment sales in the third quarter of 2008, compared to 43% in 2007.
     Dispensing Equipment sales of $31.5 million decreased $6.6 million, or 17% in the third quarter of 2008 compared with 2007. This decrease reflects a 21% decrease in organic growth, partially offset by 4% from favorable foreign currency translation. The dispensing business experienced deterioration in capital spending in both the European and North American markets and the loss of a major retail customer during the quarter. In the third quarter of 2008, organic sales decreased 38% domestically and 11% internationally. Organic sales to customers outside the U.S. were approximately 72% of total segment sales in the third quarter of 2008, compared with 64% in the comparable quarter of 2007.
     Fire & Safety/Diversified Products sales of $81.2 million increased $10.6 million, or 15% in the third quarter of 2008 compared with 2007. This increase reflects a 13% increase in organic business volume and 2% from favorable foreign currency translation. The engineered band clamping business as well as the rescue business achieved strong growth driven by global demand for infrastructure-related applications and rescue equipment serving emerging markets. In the third quarter of 2008, organic business sales were flat domestically and increased 25% internationally. Organic sales to customers outside the U.S. were approximately 56% of total segment sales in the third quarter of 2008, compared to 51% in 2007.

	Three Months		Nine Months
	Ended September 30,(1)		Ended September 30,(1)
	2008	2007	2008	2007
Fluid & Metering Technologies
Net sales	$170,258	$143,842	$518,546	$421,642
Operating income (2)	32,735	31,559	101,635	91,443
Operating margin	19.2%	21.9%	19.6%	21.7%
Depreciation and amortization	$5,842	$4,310	$18,605	$12,428
Capital expenditures	2,519	2,883	7,695	8,992

Health & Science Technologies
Net sales	$82,889	$83,266	$253,778	$246,356
Operating income (2)	16,540	16,703	47,673	45,733
Operating margin	20.0%	20.1%	18.8%	18.6%
Depreciation and amortization	$2,573	$3,316	$8,411	$8,162
Capital expenditures	1,294	1,207	3,894	3,987

Dispensing Equipment
Net sales	$31,543	$38,145	$138,152	$135,897
Operating income (loss) (2)	(32,074)	5,625	(6,547)	31,577
Operating margin	(101.7)%	14.7%	(4.7)%	23.2%
Depreciation and amortization	$946	$854	$3,215	$2,431
Capital expenditures	652	694	2,236	2,448

Fire & Safety/Diversified Products
Net sales	$81,189	$70,592	$227,099	$212,596
Operating income (2)	20,455	16,533	56,793	50,008
Operating margin	25.2%	23.4%	25.0%	23.5%
Depreciation and amortization	$1,206	$1,235	$3,950	$4,289
Capital expenditures	789	829	3,929	2,528

Company
Net sales	$365,193	$334,884	$1,134,165	$1,012,634
Operating income (2)	29,417	63,148	171,324	193,565
Operating margin	8.1%	18.9%	15.1%	19.1%
Depreciation and amortization (3)	$10,879	$9,826	$35,092	$28,305
Capital expenditures	5,851	7,794	19,164	20,924

(1)	Data includes acquisition of ADS (January 2008) and Quadro (June 2007) in the Fluid & Metering Technologies segment and Isolation Technologies (October 2007) in the Health & Science Technologies segment from the dates of acquisition.

(2)	Group operating income excludes unallocated corporate operating expenses.

(3)	Excludes amortization of debt issuance expenses and unearned stock compensation.
     Gross profit of $146.4 million in the third quarter of 2008 increased $8.7 million, or 6% from 2007. Gross profit as a percent of sales was 40.1% in the third quarter of 2008 and 41.1% in 2007. The decrease in gross margin primarily reflects product mix, an inventory valuation adjustment at Fluid Management Americas and the impact of recent acquisitions.
     Selling, general and administrative (“SG&A”) expenses increased to $81.6 million in the third quarter of 2008 from $74.5 million in 2007. The $7.1 million increase reflects approximately $4.7 million of incremental costs associated with recently acquired businesses and $2.4 million volume related expenses. As a percent of sales, SG&A expenses were 22.4% for 2008 and 22.2% for 2007.

     During the three months ended September 30, 2008, the Company recorded pre-tax restructuring expenses totaling $5.3 million. These restructuring expenses were related to the Company’s restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth, which includes the previously announced cessation of manufacturing operations in its Dispensing segment’s Milan, Italy facility. The plant closure is expected to improve operating productivity and enhance capacity utilization. In addition, the Company has initiated company-wide plans which include management and administrative workforce reductions as well as an additional facility consolidation. Employees separated or to be separated from the Company as a result of these initiatives were offered severance packages, as appropriate. The expenses recorded during the three months ended September 30, 2008 included costs related to involuntary terminations and other direct costs associated with implementing these initiatives.
     During the third quarter of 2008 in accordance with SFAS No. 142, the Company concluded that events had occurred and circumstances had changed which required the Company to perform an interim period goodwill impairment test at Fluid Management Americas, a reporting unit within the Company’s Dispensing Equipment Segment. Fluid Management Americas has experienced a downturn in capital spending by its customer base and the loss of a major retail customer. The Company performed an impairment test and compared the fair value of the reporting unit to its carrying value. It was determined that the fair value of Fluid Management Americas was less than the carrying value of the net assets. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s analysis resulted in an implied fair value of goodwill of $21.2 million, and as a result, the Company recognized an impairment charge of $30.1 million in the third quarter of 2008.
     Operating income decreased $33.7 million, or 53%, to $29.4 million in the third quarter of 2008 from $63.1 million in 2007, primarily reflecting increased SG&A expenses from previously announced restructuring-related and goodwill impairment charges, as well as the impact from acquisitions, partially offset by an increase in volume. Third quarter operating margins were 8.1% of sales compared with 18.9% in the third quarter of 2007. The decrease was driven primarily by the impact of the previously announced restructuring-related charges, goodwill impairment charges, as well as expenses associated with recent acquisitions. In the Fluid & Metering Technologies Segment, operating income of $32.7 million in the third quarter of 2008 was up from the $31.6 million recorded in 2007 principally due to strong global demand for process control and infrastructure-related applications. Operating margins within the Fluid & Metering Technologies Segment of 19.2% in the current quarter were down from 21.9% in 2007, due to the impact of recent acquisitions. In the Health & Science Technologies Segment, operating income of $16.5 million and operating margins of 20.0% in the third quarter of 2008 were down slightly from the $16.7 million and 20.1% recorded in 2007. In the Dispensing Equipment Segment, operating loss of $32.1 million and operating margins of (101.7)% in the third quarter of 2008 were down from the $5.6 million of operating income and 14.7% recorded in 2007, due to lower volume within related end markets, inventory valuation adjustment and goodwill impairment charges. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $20.5 million and 25.2%, respectively, were higher than the $16.5 million and 23.4% recorded in 2007, due primarily to increased volume and favorable product mix.
     Other income of $2.7 million in 2008 was $2.3 million higher than the $0.4 million in 2007, primarily due to foreign exchange gain and higher interest income.
     Interest expense decreased to $3.9 million in 2008 from $5.5 million in 2007. The decrease was due to a lower interest rate environment and the refinancing of the $150.0 million senior notes to a lower interest rate.
     The provision for income taxes from continuing operations is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $9.2 million in the third quarter of 2008 compared to the third quarter of 2007, which was $19.2 million. The effective tax rate of 32.5% in the third quarter of 2008 was lower compared to 33.1% in the same period of 2007 due to the mix of global pre-tax income among jurisdictions which was partially offset by the non-recurring unfavorable discrete items in the third quarter of 2008 and the non-renewal of the federal research and development tax credit as of September 30, 2008.
     Income from continuing operations for the current quarter was $19.1 million, 51% lower than the $38.8 million earned in the third quarter of 2007. Diluted earnings per share from continuing operations in the third quarter of 2008 of $0.23 decreased $0.24, or 51%, compared with the third quarter of 2007.

     Loss from discontinued operations for 2007 was $0.4 million, which resulted from operations for Halox.
     Net income for the current quarter of $19.1 million decreased from the $38.4 million earned in the third quarter of 2007, which included loss from discontinued operations of $0.4 million. Diluted earnings per share in the third quarter of 2008 of $0.23 decreased $0.24, or 51%, compared with the third quarter of 2007.
Performance in the Nine Months Ended September 30, 2008 Compared with the Same Period of 2007
     Sales in the nine months ended September 30, 2008 were $1,134.2 million, a 12% improvement from the comparable period last year. Three acquisitions accounted for a sales improvement of 7%, foreign currency translation contributed 3% and organic sales improved 2%. Sales to international customers represented approximately 47% of total sales in the current period compared to 46% in the same period in 2007.
     Fluid & Metering Technologies sales of $518.5 million for the nine months ended September 30, 2008 rose $96.9 million, or 23% compared with 2007, reflecting 6% organic growth, 15% for acquisitions and a 2% favorable impact from foreign currency translation. Growth was driven by continued global demand for infrastructure-related applications and acquisition performance. In the first nine months of 2008, organic sales grew approximately 4% domestically and 7% internationally. Organic business sales to customers outside the U.S. were approximately 42% of total segment sales during the first nine months of 2008, compared to 41% in 2007.
     Health & Science Technologies sales of $253.8 million increased $7.4 million, or 3%, in the first nine months of 2008 compared with last year’s period. This increase reflects a 4% increase for acquisitions, 1% from favorable foreign currency translation and a 2% decline in organic growth. In the nine month period of 2008, organic sales increased 1% domestically and decreased 5% internationally. Organic business sales to customers outside the U.S. were approximately 39% of total segment sales in the first nine months of 2008 compared with 40% in the comparable period of 2007.
     Dispensing Equipment sales of $138.2 million increased $2.3 million, or 2% in the nine month period of 2008 compared with 2007. This increase reflects a 7% decrease in organic growth offset by 9% from favorable foreign currency translation. In the first nine months of 2008, organic sales decreased 26% domestically and increased 4% internationally. Organic sales to customers outside the U.S. were approximately 72% of total segment sales in the first nine months of 2008, compared with 65% in the comparable period of 2007.
     Fire & Safety/Diversified Products sales of $227.1 million increased $14.5 million, or 7% in the first nine months of 2008 compared with 2007. This increase reflects a 4% increase in organic business volume and 3% from favorable foreign currency translation. The engineered band clamping business as well as rescue business achieved strong growth. In the first nine months of 2008, organic business sales were essentially flat domestically and increased 25% internationally. Organic sales to customers outside the U.S. were approximately 56% of total segment sales during the first nine months of 2008, compared to 51% in 2007.
     Gross profit of $464.8 million in the first nine months of 2008 increased $39.9 million, or 9% from 2007. Gross profit as a percent of sales was 41.0% in 2008 and 42.0% in 2007. The decrease in gross margin primarily reflects product mix, higher material costs and the effect from recent acquisitions.
     SG&A expenses increased to $258.1 million in the first nine months of 2008 from $231.3 million in 2007. This increase reflects $17.8 million of incremental costs associated with recent acquisitions and approximately $9.0 million for volume-related expenses. As a percent of sales, SG&A expenses were 22.8% for 2008 and 22.9% for 2007.

     During the nine months ended September 30, 2008, the Company recorded pre-tax restructuring expenses totaling $5.3 million. These restructuring expenses were related to the Company’s restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth, which includes the previously announced cessation of manufacturing operations in its Dispensing segment’s Milan, Italy facility. The plant closure is expected to improve operating productivity and enhance capacity utilization. In addition, the Company has initiated company-wide plans which include management and administrative workforce reductions as well as an additional facility consolidation. Employees separated or to be separated from the Company as a result of these initiatives were offered severance packages, as appropriate. The expenses recorded during the nine months ended September 30, 2008 included costs related to involuntary terminations and other direct costs associated with implementing these initiatives.
     During the first nine months of 2008 in accordance with SFAS No. 142, the Company concluded that events had occurred and circumstances had changed which required the Company to perform an interim period goodwill impairment test at Fluid Management Americas, a reporting unit within the Company’s Dispensing Equipment Segment. Fluid Management Americas has experienced a downturn in capital spending by its customer base and the loss of a major retail customer. The Company performed an impairment test and compared the fair value of the reporting unit to its carrying value. It was determined that the fair value of Fluid Management Americas was less than the carrying value of the net assets. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s analysis resulted in an implied fair value of goodwill of $21.2 million, and as a result, the Company recognized an impairment charge of $30.1 million in the first nine months of 2008.
     Operating income decreased $22.2 million, or 11%, to $171.3 million in the first nine months of 2008 from $193.6 million in 2007, primarily reflecting increased SG&A expenses from previously announced restructuring-related and goodwill impairment charges, partially offset by higher volumes. Nine month operating margins were 15.1% of sales, 400 basis points lower than the same period of 2007. The decrease was driven primarily by the impact of the previously announced restructuring-related and goodwill impairment charges as well as expenses associated with recent acquisitions. In the Fluid & Metering Technologies Segment, operating income of $101.6 million in the first nine months of 2008 was up from the $91.4 million recorded in 2007 principally due to strong global demand for process control and infrastructure-related applications. Operating margins within the Fluid & Metering Technologies Segment of 19.6% in the current period were down from 21.7% in 2007, due to the impact of recent acquisitions. In the Health & Science Technologies Segment, operating income of $47.7 million and operating margins of 18.8% in the first nine months of 2008 were up from the $45.7 million and 18.6% recorded in 2007 principally due to favorable product mix. In the Dispensing Equipment Segment, operating loss of $6.5 million and operating margins of (4.7)% in the first nine months of 2008 were down from the $31.6 million operating income and 23.2% recorded in 2007, due to lower volume within related end markets, goodwill impairment charges and selective material cost increases. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $56.8 million and 25.0%, respectively, were higher than the $50.0 million and 23.5% recorded in 2007, due primarily to favorable product mix.
     Interest expense decreased to $13.6 million in 2008 from $18.0 million in 2007. The decrease was due to a lower interest rate environment and the refinancing of the $150.0 million senior notes to a lower interest rate.
     The provision for income taxes from continuing operations is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $55.1 million in the first nine months of 2008 from $59.6 million in 2007. The effective tax rate increased to 34.1% in the first nine months of 2008 compared to 33.7% in the same period of 2007 due to the mix of global pre-tax income among jurisdictions, non-recurring unfavorable discrete items in 2008 and the non-renewal of the federal research and development tax credit as of September 30, 2008.
     Income from continuing operations for the current period was $106.5 million, 9% lower than the $117.5 million earned in the same period of 2007. Diluted earnings per share from continuing operations in the first nine months of 2008 of $1.29 decreased $0.14, or 10%, compared with the nine months of 2007.
     Loss from discontinued operations for 2007 was $0.8 million, which resulted from operations for Halox.

     Net income for the current period of $106.5 million decreased from the $116.7 million earned in the first nine months of 2007, which included a loss from discontinued operations of $0.8 million. Diluted earnings per share in the first nine months of 2008 of $1.29 decreased $0.13, or 9%, compared with the same period of 2007.
Liquidity and Capital Resources
     At September 30, 2008, working capital was $446.8 million and our current ratio was 3.1 to 1. Cash flows from operating activities increased $28.5 million, or 21%, to $166.7 million in the first nine months of 2008 mainly due to the improved operating results discussed above.
     Cash flows provided by operations were more than adequate to fund capital expenditures of $19.1 million and $18.8 million in the first nine months of 2008 and 2007, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.
     The Company acquired ADS in January 2008 for cash consideration of $156.4 million. Approximately $155.0 million of the cash payment was financed by borrowings under the Company’s credit facility, of which $140.0 million was reflected as restricted cash at December 31, 2007.
     The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. At September 30, 2008 there was $365.2 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.5 million. The net available borrowing under the Credit Facility as of September 30, 2008, was approximately $227.3 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at September 30, 2008, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly. During the first nine months of 2008 the Company had two interest rate swaps. One interest rate swap, expiring in January 2011, effectively converted $250.0 million of floating rate debt into fixed rate debt at an interest rate of 3.25%. The second interest rate swap, expiring December 21, 2011, effectively converted an additional $100.0 million of floating rate debt into fixed rate debt at an interest rate of 4.00%
     We also have a one-year, renewable $30.0 million demand line of credit (“Short-Term Facility”), which expires on December 12, 2008. Borrowings under the Short-Term Facility are at LIBOR plus an applicable margin. At September 30, 2008, there were no borrowings outstanding under this facility.
     On February 15, 2008, the Company retired its $150.0 million senior notes using proceeds available under the Company’s Credit Facility.
     On April 18, 2008, the Company completed a $100.0 million senior bank term loan agreement (Term Loan) with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At September 30, 2008, there was $100.0 million outstanding under the Term Loan with $5.0 million included within short-term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments of $5.0 million, $5.0 million and $7.5 million in April of 2009, 2010, and 2011, respectively, with the remaining balance due on December 21, 2011. The Company used the proceeds of the term loan to pay down existing debt outstanding under the Credit Facility.

     On April 21, 2008, the Company’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares. Repurchases under the new program will be funded with cash flow generation, and made from time to time in either the open market or through private transactions. The timing, volume, and nature of share repurchases will be at the discretion of management, dependent on market conditions, other priorities for cash investment, applicable securities laws, and other factors, and may be suspended or discontinued at any time.
     During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing on revolvers, issuing debt and raising capital generally, which has had a material adverse impact on their liquidity. Given our cash flow from operations and our availability under the Credit Facility, we have not experienced any material issues and we continue to expect that our current liquidity, notwithstanding these adverse market conditions, will be sufficient to meet our operating requirements, interest on all borrowings, required debt repayments, any authorized share repurchases, planned capital expenditures, and annual dividend payments to holders of common stock during the next twelve months. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, we may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term borrowings, to the extent such borrowings are available in light of the current market conditions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. We may, from time to time, enter into foreign currency forward contracts and interest rate swaps on our debt when we believe there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. The Company’s exposure related to derivative instruments is, in the aggregate, not material to its financial position, results of operations or cash flows.
     The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar and Chinese Yuan. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of our products. The effect of transaction gains and losses is reported within “Other income-net” on the Condensed Consolidated Statements of Operations. At September 30, 2008 the Company had two foreign currency contracts with an aggregate notional amount of $3.7 million.
     The Company’s interest rate exposure is primarily related to the $472.5 million of total debt outstanding at September 30, 2008. The majority of the debt is priced at interest rates that float with the market. In order to mitigate this interest exposure, the Company entered into interest rate exchange agreements that effectively converted $350.0 million of our floating-rate debt to a fixed-rate. A 50-basis point movement in the interest rate on the remaining $122.5 million floating-rate debt would result in an approximate $0.6 million annualized increase or decrease in interest expense and cash flows.
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
     During the three months ended September 2008, the Company implemented a new ERP system at one of our larger business units. The Company believes that effective internal control over financial reporting was maintained during and after this conversion.
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
     Claims have been filed in Alabama, Arizona, California, Connecticut, Delaware, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Texas, Utah, Virginia, Washington, West Virginia and Wyoming. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of Shares	Maximum Dollar Value that
			Purchased as Part of	May Yet be Purchased
	Total Number of	Average Price	Publicly Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs (1)	or Programs (1)
July 1, 2008 to July 31, 2008	—	—	—	$125,000,000
August 1, 2008 to August 31, 2008	—	—	—	$125,000,000
September 1, 2008 to September 30, 2008	—	—	—	$125,000,000

Total	—	—	—	$125,000,000

(1)	On April 21, 2008, IDEX’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares either in the open market or through private transactions.
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

IDEX Corporation
November 10, 2008	/s/ Dominic A. Romeo
Dominic A. Romeo
Vice President and Chief Financial Officer (duly authorized principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on April 21, 1988)

3.1(a)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235)

3.1 (b)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1(b) to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)

3.2	Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on July 17, 1989)

3.2(a)	Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on February 12, 1990)

4.1	Restated Certificate of Incorporation and By-Laws of IDEX Corporation (filed as Exhibits No. 3.1 through 3.2 (a))

4.2	Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)

4.3	Credit Agreement, dated as of December 21, 2006, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K dated December 22, 2006, Commission File No. 1-10235)

*4.3 (a)	Amendment No. 2 to Credit Agreement, dated as of September 29, 2008, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the other financial institutions party hereto

4.4	Credit Lyonnais Uncommitted Line of Credit, dated as of December 3, 2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)

4.4 (a)	Amendment No. 8 dated as of December 12, 2007 to the Credit Lyonnais Uncommitted Line of Credit Agreement dated December 3, 2001 (incorporated by reference to Exhibit No. 4.6(a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2007, Commission File No. 1-10235)

4.5	Term Loan Agreement, dated April 18, 2008, among IDEX Corporation, Bank of America N.A. as Agent, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K dated April 18, 2008, Commission File No. 1-10235)

10.1	First Amendment to Stock Purchase Agreement, dated December 28, 2007, by and between Nova Holdings, LLC and IDEX Corporation (incorporated by reference to Exhibit 10.1 to the Current Report of IDEX Corporation on Form 8-K, dated January 7, 2008, Commission File No. 1-10235)

10.2	IDEX Corporation Incentive Award Plan (as Amended and Restated) (incorporated by reference to Appendix A of the Proxy Statement of IDEX Corporation, filed March 7, 2008, Commission File No. 1-10235)

10.3	IDEX Corporation Restricted Stock Award Agreement with Lawrence Kingsley, dated April 8, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report of IDEX Corporation on Form 8-K, dated April 8, 2008, Commission File No. 1-10235)

10.4	IDEX Corporation Restricted Stock Award Agreement with Dominic Romeo, dated April 8, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report of IDEX Corporation on Form 8-K, dated April 8, 2008, Commission File No. 1-10235)

10.5	Form of IDEX Corporation Restricted Stock Award Agreement, dated April 8, 2008 (incorporated by reference to Exhibit 10.4 to the Current Report of IDEX Corporation on Form 8-K, dated April 8, 2008, Commission File No. 1-10235)

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Filed herewith