Form 10-K
period 2008-12-31
IDEX CORP /DE/
filed 2009-03-02
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the voting stock (based on the June 30, 2008 closing price of $36.84) held by non-affiliates of IDEX Corporation was $2,994,473,862.

The number of shares outstanding of IDEX Corporation’s common stock, par value $.01 per share (the “Common Stock”), as of February 12, 2009 was 80,333,557 (net of treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Annual Report to stockholders of IDEX Corporation (“the 2008 Annual Report”) are incorporated by reference in Part II of this Form 10-K and portions of the Proxy Statement of IDEX Corporation (the “2009 Proxy Statement”) with respect to the 2009 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business.

IDEX Corporation (“IDEX” or the “Company”), a Delaware Corporation incorporated on September 24, 1987, is an applied solutions company specializing in fluid and metering technologies, health and science technologies, dispensing equipment and fire, safety and other diversified products. The Company manufactures an extensive array of engineered industrial products sold to customers in a variety of industries around the world. We believe that each of our business units is a leader in its niche market. We also believe that our consistent financial performance has been attributable to the manufacture of quality products designed and engineered by us, coupled with our ability to identify and successfully consummate and integrate strategic acquisitions. IDEX consists of four reportable business segments. The Fluid & Metering Technologies Segment consists of the following business units: ADS, LLC (“ADS”), Air Operated Double Diaphragm (“AODD”), Banjo, iPEK Spezial-TV (“iPEK”), Liquid Controls, Pulsafeeder, Richter Chemie-Technik (“Richter”), Sanitary and Viking Pump (“Viking”). The Health & Science Technologies Segment includes HST Core, Gast Manufacturing (“Gast”), and Micropump. The Dispensing Equipment Segment is comprised of FAST & Fluid Management Europe & Asia and Fluid Management Americas. The Fire & Safety/Diversified Products Segment includes Hale-Fire Suppression and Hale-Hydraulic Equipment, as well as the BAND-IT engineered clamping business.

FLUID & METERING TECHNOLOGIES SEGMENT

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps and flow meters, injectors, and other fluid-handling pump modules and systems. Our application-specific pump and metering solutions serve a diverse range of growing end markets including: industrial infrastructure (fossil fuels, refined and alternative fuels, water and wastewater), chemical processing, agricultural, food & beverage, pulp & paper, transportation, plastics & resins, electronics & electrical, construction & mining, pharmaceutical and bio-pharmaceutical, machinery and numerous other specialty niche markets. The segment accounted for 47% of sales and 51% of operating income in 2008, with approximately 41% of sales to customers outside the U.S.

ADS.  ADS, acquired in January 2008, is a provider of metering technology and flow monitoring services for water and wastewater markets. ADS develops products and provides comprehensive integrated solutions that enable industry, municipalities and government agencies to analyze and measure the capacity, quality and integrity of wastewater collection systems. ADS is headquartered in Huntsville, Alabama, with regional sales and service offices throughout the United States and Australia. In October 2008, the Company acquired Integrated Environmental Technology Group (“IETG”), a leading provider of flow monitoring and underground utility surveillance services for the water and wastewater markets. IETG products and services enable water companies to effectively manage their water distribution and sewerage networks, while its surveillance service specializes in underground asset detection and mapping for utilities and other private companies. Headquartered in Leeds, United Kingdom, IETG operates as part of the ADS business. Approximately 12% of ADS’s 2008 sales were to customers outside the U.S.

AODD.  AODD consists of the following components: Warren Rupp and Versa-Matic. Warren Rupp, based in Mansfield, Ohio with additional operations in Latin America and Brazil, is a leading producer of air-operated and motor-driven double-diaphragm pumps. Warren Rupp’s products are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. This business serves markets including chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance. Versa-Matic, headquartered in Export, Pennsylvania, is a manufacturer and distributor of air-operated double-diaphragm pumps and replacement parts. Blagdon Pump, located in the United Kingdom, is operated as part of Versa-Matic. AODD’s sales to customers outside the U.S. in 2008 were approximately 55%.

Banjo.  Banjo, acquired in October 2006, is a provider of special purpose, severe-duty pumps, valves, fittings and systems used in liquid handling. Banjo is based in Crawfordsville, Indiana and its products are used in agricultural and industrial applications. Approximately 12% of Banjos’ 2008 sales were to customers outside the U.S.

iPEK.  iPEK, acquired in October 2008, is a provider of systems focused on infrastructure analysis, specifically waste water collection systems. iPEK is based in Hirschegg, Austria and is a developer of remote controlled systems used for infrastructure inspection. All of iPEK’s 2008 sales were to customers outside the U.S.

Liquid Controls.  Liquid Controls is a leading manufacturer of positive displacement flow meters and electronic registration and control products. Applications for its products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Liquid Controls is headquartered in Lake Bluff, Illinois, with additional operations in Italy and India. Corken, a subsidiary of Liquid Controls based in Oklahoma City, Oklahoma, is a leading producer of positive-displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Sponsler Co., Inc., headquartered in Westminster, South Carolina, operates as part of Liquid Controls and is a manufacturer of a line of precision turbine flow meters to meet all flow applications, including low-flow applications where viscosity, corrosive media, extreme temperature or hazardous materials are factors. Toptech Systems, Inc. (“Toptech”), a subsidiary of Liquid Controls based in Longwood, Florida was acquired in December 2006. Toptech is a leading provider of terminal automation systems used in the custody transfer and control of high-value fluids and gases. Toptech’s products include terminal automation hardware and software used by customers in the oil, gas and refined-fuels markets to control and manage inventories, as well as transactional data and invoicing. In February 2007, the Company acquired Faure Herman SA (“Faure Herman”), a leading provider of ultrasonic and helical turbine flow meters used in the custody transfer and control of high value fluids and gases. Based in La Ferté Bernard, France, Faure Herman operates as part of the Liquid Controls business. Approximately 54% of Liquid Controls’ 2008 sales were to customers outside the U.S.

Pulsafeeder.  Pulsafeeder is a leading manufacturer of metering pumps, special-purpose rotary pumps, peristaltic pumps, electronic controls and dispensing equipment. Pulsafeeder’s products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition, and its markets include water and wastewater treatment, power generation, pulp and paper, chemical and hydrocarbon processing and swimming pools. Pulsafeeder is headquartered in Rochester, New York, with additional operations in Punta Gorda, Florida. Classic Engineering, Inc. (“Classic”) operates as part of Pulsafeeder. Classic, based in Rochester, New York, is a supplier of fully integrated pump and metering systems to chemical companies and municipal water treatment facilities. Classic also designs, engineers and manufactures a line of standard and custom chemical-feed systems for the water and wastewater, chemical OEM, pulp and paper, cement, and general industrial markets. In 2008, approximately 31% of Pulsafeeder’s sales were to customers outside the U.S.

Richter.  Richter, acquired in October 2008, is a leading provider of premium quality lined pumps, valves and control equipment for the chemical, fine chemical and pharmaceutical industries. Based in Kempen, Germany, with facilities in China and the U.S., Richter’s corrosion resistant fluoroplastic lined products offer superior solutions for demanding applications in the process industry. Approximately 93% of Richter’s 2008 sales were to customers outside the U.S.

Sanitary.  Sanitary consists of the following components: Quadro Engineering (“Quadro”), Wrightech Corporation (“Wrightech”) and Knight Equipment, Inc. (“Knight”). Quadro, acquired in June 2007, is a leading provider of particle control solutions for the pharmaceutical and bio-pharmaceutical markets. Based in Waterloo, Ontario, Canada, Quadro’s core capabilities include fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing within the pharmaceutical and bio-pharmaceutical markets. Wrightech, headquartered in Muskego, Wisconsin, is a small manufacturer of stainless-steel centrifugal and positive displacement pumps and replacement parts for the sanitary product marketplace. This market includes beverage, food processing, pharmaceutical, cosmetics and other industries that require sanitary processing. Wright Flow UK LTD manufactures rotary lobe pumps that serve multiple sanitary and industrial applications. Located in Eastbourne, England, Wright Flow UK LTD operates as part of Wrightech. Knight, with headquarters in Lake Forest, California, is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Approximately 48% of Sanitary’s 2008 sales were to customers outside the U.S.

Viking Pump.  Viking produces internal and external gear pumps, strainers and reducers, and related controls. These products are used for transferring and metering thin and viscous liquids. Markets served by Viking include chemical, petroleum, pulp and paper, plastics, paints, inks, tanker trucks, compressor, construction, food and beverage, personal care, pharmaceutical and biotech. Viking is based in Cedar Falls, Iowa, with additional operations in Canada and Ireland. Approximately 40% of Viking’s 2008 sales were to customers outside the U.S.

HEALTH & SCIENCE TECHNOLOGIES SEGMENT

The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics solutions from very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery to high performance molded and extruded, biocompatible medical devices and implantables. Through this platform, the Company is also expanding its capability in air compressors used in medical, dental and industrial applications, as well as its expertise in precision gear and peristaltic pump technologies that meet OEM’s exacting specifications. The segment accounted for 22% of sales and 24% of operating income in 2008, with approximately 39% of sales to customers outside the U.S.

HST Core.  HST Core consists of the following components: Rheodyne, Upchurch Scientific (“Upchurch”), Sapphire Engineering (“Sapphire”), Eastern Plastics and Semrock. Rheodyne is a leading manufacturer of injectors, valves, fittings and accessories for the analytical instrumentation market. Its products are used by manufacturers of high pressure liquid chromatography equipment servicing the pharmaceutical, biotech, life science, food and beverage, and chemical markets. Rheodyne is based in Rohnert Park, California, and its activities are closely coordinated with those of Upchurch, Sapphire and Eastern Plastics. Upchurch and Sapphire are leading providers of fluidic components and systems for the analytical, biotech and diagnostic instrumentation markets. Its fluidic components and sub-assemblies include: fittings, precision-dispensing pumps and valves, tubing and integrated tubing assemblies, filter sensors and other micro- and nano-fluidic components. Markets served include pharmaceutical, drug discovery, chemical, biochemical processing, genomics/proteomics research, environmental labs, food/agriculture, medical lab, personal care, and plastics/polymer/rubber production. Upchurch operates in Oak Harbor, Washington and Sapphire in Pocasset, Massachusetts. In October 2007, the Company acquired Isolation Technologies, a leading developer of advanced column hardware and accessories for the High Performance Liquid Chromatography (HPLC) market. HPLC instruments are used in a variety of analytical chemistry applications, with primary commercial applications including drug discovery and quality control measurements for pharmaceutical and food/beverage testing. Headquartered in Hopedale, MA, Isolation Technologies operates as part of Sapphire. Eastern Plastics, acquired in May 2006 and based in Bristol, Connecticut, is a provider of high-precision integrated fluidics and associated engineered plastics solutions. Eastern Plastics products are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. In October 2008, the Company acquired Semrock, a provider of optical filters for biotech and analytical instrumentation in the life sciences markets. Semrock produces optical filters using state-of-the-art manufacturing processes which enable them to offer significant improvements in the performance and reliability of their customers’ instruments. Headquartered in Rochester, New York, Semrock’s products are used in the biotechnology and analytical instrumentation industries. Approximately 31% of HST Core’s 2008 sales were to customers outside the U.S.

Gast.  Gast is a leading manufacturer of air-moving products, including air motors, low- and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast’s products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure. Gast’s primary markets served are medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts and industrial manufacturing. Gast is based in Benton Harbor, Michigan, with additional facilities in England. In February 2006, IDEX acquired JUN-AIR International A/S (“JUN-AIR”), a provider of low-decibel, ultra-quiet vacuum compressors suitable for medical, dental and laboratory applications. Based in Norresundby, Denmark, JUN-AIR operates as part of Gast. Approximately 34% of Gast’s 2008 sales were to customers outside the U.S.

Micropump.  Micropump is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump’s products are used in low-flow abrasive and corrosive applications. Micropump serves markets including printing machinery, medical equipment, paints and inks, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp and paper, water treatment, textiles, peristaltic metering pumps, analytical process controllers and sample preparation systems. Micropump is based in Vancouver, Washington, and also has operations in England. Trebor International (“Trebor”) operates as part of Micropump and is headquartered in Salt Lake City, Utah. Trebor is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Its products are used in the manufacturing of semiconductors, disk drives and flat panel displays. Approximately 69% of Micropump’s 2008 sales were to customers outside the U.S.

DISPENSING EQUIPMENT SEGMENT

The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants, paints, hair colorants and other personal care products. This equipment is used in a variety of retail and commercial industries around the world. This segment provides equipment, systems and services for applications such as tinting paints and coatings, and industrial and automotive refinishing. The segment accounted for 11% of sales and (4)% of operating income in 2008, with approximately 74% of sales to customers outside the U.S.

FAST & Fluid Management — Europe & Asia.  Fast & Fluid Management-Europe & Asia (collectively, “F&FM”). F&FM is a leading European and Asian manufacturer of precision-designed tinting, mixing, dispensing and measuring equipment for auto refinishing and architectural paints. Equipment is supplied to retail and commercial stores, home centers and automotive body shops. F&FM is headquartered in Sassenheim, The Netherlands, with additional operations in Italy, Australia, Poland, China, France, Spain and the United Kingdom. All of F&FM’s sales in 2008 were to customers outside the U.S.

Fluid Management.  Fluid Management is a leading American manufacturer of precision-designed tinting, mixing, dispensing and measuring equipment for architectural paints and personal care products. Fluid Management’s markets include retail and commercial paint stores, hardware stores, home centers, department stores and point-of-purchase dispensers and mixing equipment for the personal care, and health and beauty industry. Fluid Management is based in Wheeling, Illinois with additional operations located in Canada. Approximately 25% of Fluid Management’s 2008 sales were to customers outside the U.S.

FIRE & SAFETY/DIVERSIFIED PRODUCTS SEGMENT

The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications. The three business units that comprise this segment are Hale-Fire Suppression, Hale-Hydraulic Equipment and Band-It. The segment accounted for 20% of sales and 29% of operating income in 2008, with approximately 54% of sales to customers outside the U.S.

Hale-Fire Suppression.  Hale-Fire Suppression Group (FSG) consists of the following business units: Hale, Godiva and Class 1. FSG produces truck-mounted and portable fire pumps; stainless steel valves; foam and compressed air foam systems; pump modules and pump kits; electronic controls and information systems; conventional and networked electrical systems and mechanical components for fire, rescue and specialty vehicle markets. FSG’s markets include public and private fire and rescue organizations. FSG is based in Ocala, Florida, with additional operations located in Conshohocken, Pennsylvania, as well as England. In 2008, approximately 30% of FSG’s sales were to customers outside the U.S.

Hale-Hydraulic Equipment.  Hale-Hydraulic Equipment Group (HEG) consists of the following business units: Hurst, Lukas, Airshore, Hale Europe GMBH, Dinglee and Vetter. HEG produces hydraulic, battery, gas and electric-operated rescue equipment; hydraulic re-railing equipment; hydraulic tools for industrial applications; recycling cutters; pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection and disaster control; and shoring equipment for vehicular or structural collapse. HEG’s markets include public and private fire and rescue organizations. HEG is based in Ocala, Florida, with additional operations located in Shelby, North Carolina; Erlangen, Germany; Tianjin, China and Zulpich, Germany. In 2008, approximately 78% of HEG’s sales were to customers outside the U.S.

Band-It.  Band-It is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The Band-It brand is highly recognized worldwide. Band-It’s products are used for securing exhaust system heat and sound shields, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling, and numerous other industrial and commercial applications. Band-It’s markets include transportation equipment, oil and gas, general industrial maintenance, electronics, electrical, communications, aerospace, utility, municipal and subsea marine. Band-It is based in Denver, Colorado, with additional manufacturing operations in the United Kingdom and Singapore. In 2008, approximately 47% of Band-It’s sales were to customers outside the U.S.

GENERAL ASPECTS APPLICABLE TO THE COMPANY’S BUSINESS SEGMENTS

Competitors

The Company’s businesses participate in highly competitive markets. We believe that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, quality of post-sale support, timeliness of delivery, and effectiveness of our distribution channels.

Principal competitors of the businesses in the Fluid & Metering Technologies Segment are the Blackmer division of Dover Corporation (with respect to rotary gear pumps, and pumps and small horsepower compressors used in liquified petroleum gas distribution facilities); Milton Roy, a division of United Technologies Corporation (with respect to metering pumps and controls); Roper Industries and Tuthill Corporation (with respect to rotary gear pumps); Wilden Pump and Engineering Co., a division of Dover Corporation (with respect to air-operated double-diaphragm pumps).

For Health & Science Technologies, Thomas Industries, a division of Gardner Denver (with respect to vacuum pumps and compressors); and Valco Instruments Co. (with respect to fluid injectors and valves) are the key competitors.

The principal competitor of the Dispensing Equipment Segment is Corob S.p.A. (with respect to dispensing and mixing equipment for the paint industry).

The Fire & Safety/Diversified Products Segment’s principal competitors are A.J. Gerrard & Company, a division of Illinois Tool Works Inc. (with respect to stainless steel bands, buckles and tools), Waterous Company, a division of American Cast Iron Pipe Company (with respect to truck-mounted firefighting pumps) and Holmatro, Inc (with respect to rescue tools).

Employees

At December 31, 2008, the Company had 5,813 employees. Approximately 8% were represented by labor unions with various contracts expiring through February 2012. Management believes that the Company’s relationship with their employees is good. The Company historically has been able to satisfactorily renegotiate its collective bargaining agreements, with its last work stoppage in March 1993.

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

Segment Information

For segment financial information for the years 2008, 2007, and 2006, see the table titled “Company and Business Segment Financial Information” presented on page 17 in Part II. Item 7. “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” and Note 12 of the “Notes to Consolidated Financial Statements” on page 46 in Part II. Item 8. Financial Statements and Supplementary Data.

Executive Officers of the Registrant

The following table sets forth the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past 5 years.

		Years of
Name	Age	Service	Position

Lawrence D. Kingsley	46	4	Chairman of the Board and Chief Executive Officer
Dominic A. Romeo	49	5	Vice President and Chief Financial Officer
Harold Morgan	51	1	Vice President-Human Resources
John L. McMurray	58	16	Vice President-Group Executive of Fluid & Metering Technologies
Heath A. Mitts	38	3	Vice President-Corporate Finance
Frank J. Notaro	45	11	Vice President-General Counsel and Secretary
Daniel J. Salliotte	42	4	Vice President-Strategy and Business
			Development
Michael J. Yates	43	3	Vice President-Controller

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

Mr. Morgan has been Vice President-Human Resources of the Company since June 2008. From February 2003 to June 2008, Mr. Morgan was Senior Vice President and Chief Administrative Officer for Bally Total Fitness Corporation.

Mr. McMurray has been Vice President-Group Executive of Fluid & Metering Technologies since August 2003.

Mr. Mitts has been Vice President-Corporate Finance since September 2005. Prior to joining IDEX, Mr. Mitts was Chief Financial Officer of PerkinElmer’s Asia operations, based out of Singapore, from February 2002 to September 2005.

Mr. Notaro has served as Vice President-General Counsel and Secretary since March 1998.

Mr. Salliotte has been Vice President-Strategy and Business Development of the Company since October 2004. From May 2003 to October 2004, Mr. Salliotte was a transaction advisor on behalf of two private equity firms located in Bloomfield, Michigan — Quantum Value Management LLC and Oxford Investment Group.

Mr. Yates has been Vice President-Controller since October 2005. Prior to joining IDEX, Mr. Yates was a Senior Manager at PricewaterhouseCoopers LLP from November 1999 to October 2005.

The Company’s executive officers are elected at a meeting of the Board of Directors immediately following the annual meeting of stockholders, and they serve until the next annual meeting of the Board, or until their successors are duly elected.

Public Filings

Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge at www.idexcorp.com as soon as reasonably practicable after being filed electronically with the SEC.

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

THE RECENT FINANCIAL CRISIS AND CURRENT UNCERTAINTY IN GLOBAL ECONOMIC CONDITIONS COULD NEGATIVELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION OR CASH FLOWS.

The recent financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; decreased customer confidence; and decreased customer demand, including order delays or cancellations.

CHANGES IN U.S. OR INTERNATIONAL ECONOMIC CONDITIONS COULD ADVERSELY AFFECT THE PROFITABILITY OF ANY OF OUR BUSINESSES.

In 2008, 53% of the Company’s revenue was derived from domestic operations while 47% was international. The Company’s largest markets include life sciences & medical technologies, fire and rescue, petroleum LPG, paint and coatings, chemical processing and water & wastewater treatment. A slowdown in the economy and in particular any of these specific end markets could directly affect the Company’s revenue stream and profitability.

POLITICAL CONDITIONS IN FOREIGN COUNTRIES IN WHICH WE OPERATE COULD ADVERSELY AFFECT OUR BUSINESS.

In 2008, approximately 47% of our total sales were to customers outside the U.S. We expect international operations and export sales to continue to contribute to earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include the following:

• possibility of unfavorable circumstances arising from host country laws or regulations;

• risks of economic instability;

• currency exchange rate fluctuations and restrictions on currency repatriation;

• potential negative consequences from changes to taxation policies;

• the disruption of operations from labor and political disturbances;

• changes in tariff and trade barriers and import or export licensing requirements; and,

• insurrection or war.

We cannot predict the impact such future, largely unforeseeable events might have on the Company’s operations.

AN INABILITY TO CONTINUE TO DEVELOP NEW PRODUCTS CAN LIMIT THE COMPANY’S REVENUE AND PROFITABILITY.

The Company’s organic growth was flat in 2008 and 6% in 2007. Approximately 14% of our revenue was derived from new products developed over the past three years. Our ability to continue to grow organically is tied to our ability to continue to develop new products.

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

Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

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

WE ARE DEPENDENT ON THE AVAILABILITY OF RAW MATERIALS, PARTS AND COMPONENTS USED IN OUR PRODUCTS.

While we manufacture many of the parts and components used in our products, we require substantial amounts of raw materials and purchase some parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, these raw materials or parts and components could materially affect our business, financial condition, results of operations and cash flow.

SIGNIFICANT MOVEMENTS IN FOREIGN CURRENCY EXCHANGE RATES MAY HARM OUR FINANCIAL RESULTS.

We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Canadian Dollar, British Pound and Chinese Renminbi. Any significant change in the value of the currencies of the countries in which we do business against the U.S. Dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. For additional detail related to this risk, see Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

AN UNFAVORABLE OUTCOME WITH REGARDS TO ANY OF OUR PENDING CONTINGENCIES OR LITIGATION COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

We currently are involved in certain legal and regulatory proceedings. Where it is reasonably possible to do so, we accrue estimates of the probable costs for the resolution of these matters. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. For additional detail related to this risk, see Item 3. Legal Proceedings.

WE COULD BE ADVERSELY AFFECTED BY RAPID CHANGES IN INTEREST RATES.

Our profitability may be adversely affected during any period of an unexpected or rapid increase in interest rates. The Company’s interest rate exposure was primarily related to the $554.0 million of total debt outstanding at December 31, 2008. The majority of the debt is priced at interest rates that float with the market. In order to mitigate this interest exposure, the Company entered into interest rate exchange agreements that effectively converted $350.0 million of our floating-rate debt to a fixed rate. A 50 basis point movement in the interest rate on the remaining $204.0 million floating-rate debt would result in an approximate $1.0 million annualized increase or decrease in interest expense and cash flow. For additional detail related to this risk, see Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

OUR INTANGIBLE ASSETS ARE A SIGNIFICANT PORTION OF OUR TOTAL ASSETS AND A WRITE-OFF OF OUR INTANGIBLE ASSETS COULD CAUSE A MAJOR IMPACT ON THE COMPANY’S NET WORTH.

Our total assets reflect substantial intangible assets, primarily goodwill and identifiable intangible assets. At December 31, 2008, goodwill and intangible assets totaled $1,167.1 million and $303.2 million, respectively. These intangible assets and goodwill result from our acquisitions, representing the excess of cost over the fair value of the tangible assets we have acquired. Annually, or when certain events occur that require a more current valuation, we assess whether there has been an impairment in the value of our intangible assets or goodwill. If future operating performance at one or more of our reporting units were to fall significantly below forecast levels, we could reflect, under current applicable accounting rules, a non-cash charge to operating earnings for an impairment. Any determination requiring the write-off of a significant portion of the intangible assets or goodwill could have a material negative effect on our results of operations and total capitalization. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, the Company concluded that events had occurred and circumstances had changed in 2008 which required the Company to record a goodwill impairment of $30.1 million at Fluid Management Americas, a reporting unit within the Company’s Dispensing Equipment segment. See Note 4 in Part II. Item 8. Financial Statements and Supplementary Data for further discussion on goodwill and intangible assets.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2008 calendar year and that remain unresolved.

Item 2.	Properties.

The Company’s principal plants and offices have an aggregate floor space area of approximately 4.0 million square feet, of which 2.5 million square feet (62%) is located in the U.S. and approximately 1.5 million square feet (38%) is located outside the U.S., primarily in Italy (9%), Germany (8%), the U.K. (4%) and The Netherlands (3%). These facilities are considered to be suitable and adequate for their operations. Management believes we can meet the expected demand increase over the near term with our existing facilities, especially given our operational improvement initiatives that usually increase capacity. The Company’s executive office occupies approximately 26,000 square feet of leased space in Northbrook, Illinois.

Approximately 3.0 million square feet (75%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.8 million square feet (45%) of the principal plant and office floor area is held by business units in the Fluid & Metering Technologies Segment; 0.8 million square feet (19%) is held by business units in the Health & Science Technologies Segment; 0.6 million square feet (15%) is held by business units in the Dispensing Equipment Segment; and 0.7 million square feet (18%) is held by business units in the Fire & Safety/Diversified Products Segment.

Item 3.	Legal Proceedings.

The Company and five of its subsidiaries have been named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. Such components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them.

Claims have been filed in Alabama, Arizona, California, Connecticut, Delaware, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Texas, Utah, Virginia, Washington, West Virginia and Wyoming. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit.

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

Item 4.	Submission of Matters to a vote of Security Holders.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Information regarding the prices of, and dividends on, the Common Stock, and certain related matters, is incorporated herein by reference to “Shareholder Information” on the inner back cover of the 2008 Annual Report.

The principal market for the Common Stock is the New York Stock Exchange, but the Common Stock is also listed on the Chicago Stock Exchange. As of February 12, 2009, Common Stock was held by approximately 7,000 shareholders and there were 80,333,557 shares of Common Stock outstanding, net of treasury shares.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2008:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs(1)

October 1, 2008 to October 31, 2008	—	—	—	$125,000,000
November 1, 2008 to November 30, 2008	2,194,360	$21.80	2,194,360	$77,160,256
December 1, 2008 to December 31, 2008	102,921	$20.99	2,297,281	$75,000,020

Total	2,297,281	$21.76	2,297,281	$75,000,020

(1)	On April 21, 2008, IDEX’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares either in the open market or through private transactions.

The following table compares total shareholder returns over the last five years to the Standard & Poor’s (the “S&P”) 500 Index, the S&P 600 Small Cap Industrial Machinery Index and the Russell 2000 Index assuming the value of the investment in IDEX Common Stock and each index was $100 on December 31, 2003. Total return values for IDEX Common Stock, the S&P 500 Index, S&P 600 Small Cap Industrial Machinery Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	12/03	12/04	12/05	12/06	12/07	12/08
IDEX Corporation	$100.00	$146.10	$148.27	$171.00	$195.51	$130.68
S&P 500 Index	100.00	108.99	112.26	127.55	132.06	81.23
S&P Industrial Machinery Index	100.00	126.80	136.74	163.27	181.13	120.04
Russell 2000 Index	100.00	117.00	120.88	141.43	137.55	89.68

Item 6.	Selected Financial Data. (1)

	2008	2007	2006	2005	2004

RESULTS OF OPERATIONS
Net sales	$1,489,471	$1,358,631	$1,154,940	$1,011,253	$901,072
Gross profit	603,909	568,449	477,407	413,967	363,390
Selling, general and administrative expenses	343,392	313,366	260,201	232,935	214,092
Goodwill impairment	30,090	—	—	—	—
Restructuring expenses	17,995	—	—	—	—
Operating income	212,432	255,083	217,206	181,032	149,298
Other (income) expense — net	(5,123)	(3,434)	(1,040)	(557)	688
Interest expense	18,852	23,353	16,353	14,370	14,764
Provision for income taxes	67,343	79,300	68,171	58,644	47,511
Income from continuing operations	131,360	155,864	133,722	108,575	86,335
Income/(loss) from discontinued operations-net of tax	—	(719)	12,949	1,228	71
Net income	131,360	155,145	146,671	109,803	86,406
FINANCIAL POSITION
Current assets	$505,205	$637,138	$417,908	$350,971	$265,122
Current liabilities	219,255	198,953	187,252	153,296	149,006
Working capital	285,950	438,185	230,656	197,675	116,116
Current ratio	2.3	3.2	2.2	2.3	1.8
Capital expenditures	27,837	24,498	21,198	22,532	20,835
Depreciation and amortization	48,599	38,038	29,956	26,254	27,557
Total assets	2,176,317	1,989,594	1,670,821	1,244,180	1,186,292
Total borrowings	554,000	454,731	361,980	160,043	225,317
Shareholders’ equity	1,167,562	1,162,723	979,272	823,010	713,605
PERFORMANCE MEASURES
Percent of net sales:
Gross profit	40.5%	41.8%	41.3%	40.9%	40.3%
SG&A expenses	23.0	23.0	22.5	23.0	23.7
Operating income	14.3	18.8	18.8	17.9	16.6
Income before income taxes	13.3	17.3	17.5	16.5	14.9
Income from continuing operations	8.8	11.5	11.6	10.7	9.6
Effective tax rate	33.9	33.7	33.8	35.1	35.5
Return on average assets(2)	6.3	8.5	9.2	8.9	8.0
Borrowings as a percent of capitalization	32.2	28.1	26.9	16.3	24.0
Return on average shareholders’ equity(2)	11.3	14.6	14.8	14.1	13.2
PER SHARE DATA(3)
Basic
— income from continuing operations	$1.62	$1.93	$1.68	$1.41	$1.15
— net income	1.62	1.92	1.84	1.42	1.15
Diluted
— income from continuing operations	1.60	1.90	1.65	1.37	1.12
— net income	1.60	1.89	1.81	1.39	1.12
Cash dividends declared	.48	.48	.40	.32	.30
Shareholders’ equity	14.54	14.25	12.16	10.39	9.36
Stock price
—high	40.75	44.99	35.65	30.22	27.31
— low	17.70	30.41	26.00	24.33	17.69
— close	24.15	36.13	31.61	27.41	27.00
Price/earnings ratio at year end	15	19	19	20	24
Other Data
Employees at year end	5,813	5,009	4,863	4,263	4,232
Shareholders at year end	7,000	7,000	6,700	6,700	6,000
Shares outstanding (in 000s)(3):
Weighted average
— basic	81,123	80,666	79,527	77,088	75,110
— diluted	82,320	82,086	80,976	79,080	77,022
At year end (net of treasury)	80,302	81,579	80,546	79,191	76,232

(1)	For additional detail, see Notes to Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data.

(2)	Return calculated based on income from continuing operations.

(3)	All share and per share data has been restated to reflect the three-for-two stock splits effected in the form of a 50% stock dividend in May of 2007 and 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Under the Private Securities Litigation Reform Act

The “Liquidity and Capital Resources” section of this management’s discussion and analysis of our operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “management believes,” “the Company believes,” “we believe,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries — all of which could have a material impact on our order rates and results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and we undertake no obligation to publicly update them to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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

Results of Operations

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2008. For purposes of this discussion and analysis section, reference is made to the table on page 17 and the Consolidated Statements of Operations in Part II. Item 8. Financial Statements and Supplementary Data on page 27.

In 2006, the Company sold Lubriquip, its lubricant dispensing business that operated as part of the Company’s Dispensing Equipment Segment. In 2007, the Company sold Halox, its chemical and electrochemical systems product line operating as part of Pulsafeeder in the Company’s Fluid & Metering Technologies Segment. Financial information for 2006 and 2007 has been restated to present the operating results of Lubriquip and Halox as discontinued operations.

Performance in 2008 Compared with 2007

Sales in 2008 of $1,489.5 million were 10% higher than the $1,358.6 million recorded a year ago. Seven acquisitions (Quadro — June 2007, Isolation Technologies — October 2007, ADS — January 2008, Richter — October 2008, iPEK — October 2008, IETG — October 2008 and Semrock — October 2008) made since 2007 accounted for an improvement of 9%, foreign currency translation accounted for 1%, while organic sales were flat. Organic sales increased in the Fluid & Metering Technologies and Fire & Safety/Diversified Products segments, but were down in the Health & Science Technologies and Dispensing Equipment segments. Domestic organic sales were down 3% versus the prior year, while international organic sales were up 4% over the prior year. Sales to customers outside the U.S. represented 47% of total sales in 2008 and 46% in 2007.

In 2008, Fluid & Metering Technologies contributed 47% of sales and 51% of operating income; Health & Science Technologies accounted for 22% of sales and 24% of operating income; Dispensing Equipment accounted for 11% of sales and (4)% of operating income; and Fire & Safety/Diversified Products represented 20% of sales and 29% of operating income.

Fluid & Metering Technologies sales of $697.7 million in 2008 rose $127.4 million, or 22%, compared with 2007. The acquisition of Quadro, ADS, Richter, iPEK and IETG accounted for 18% of the increase, while organic growth increased 4%. In 2008, organic sales grew approximately 2% domestically and 6% internationally. Sales to customers outside the U.S. were approximately 41% of total segment sales in 2008 and 42% in 2007.

Health & Science Technologies sales of $331.6 million increased $4.4 million, or 1%, in 2008 compared with last year. The acquisition of Isolation Technologies and Semrock accounted for 4% of the increase partially offset by a 3% decrease in organic volume. In 2008, organic sales decreased 2% domestically and 5% internationally. Sales to customers outside the U.S. were approximately 39% of total segment sales in 2008 and 2007.

Dispensing Equipment sales of $163.9 million decreased $14.1 million, or 8%, in 2008 compared with the prior year. Organic sales decreased 13%, while foreign currency translation accounted for an increase of 5%. Organic domestic sales decreased 35% compared with 2007, while organic international sales were essentially flat. Sales to customers outside the U.S. were 74% of total segment sales in 2008, up from 63% in 2007.

Fire & Safety/Diversified Products sales of $300.5 million increased $12.0 million, or 4%, in 2008 compared with 2007. Organic sales activity increased 3%, while foreign currency translation accounted for 1%. In 2008, organic sales decreased 4% domestically, while organic international sales increased 11%. Sales to customers outside the U.S. were 54% of total segment sales in 2008 and 49% in 2007.

Gross profit of $603.9 million in 2008 was $35.5 million, or 6%, higher than 2007. As a percent of sales, gross profit was 40.5% in 2008, which represented a 130 basis-point decrease from 41.8% in 2007. The decrease in gross margin primarily reflects product mix, higher material costs and the effect from recent acquisitions.

Selling, general and administrative (SG&A) expenses increased to $343.4 million in 2008 from $313.4 million in 2007. This increase primarily relates to our recent acquisitions. As a percent of net sales, SG&A expenses were 23.0% for both 2008 and 2007.

In 2008, the Company recorded pre-tax restructuring expenses totaling $18.0 million. These restructuring expenses were related to the Company’s restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth, which includes the previously announced cessation of manufacturing operations in its Dispensing Equipment segment’s Milan, Italy facility. The plant closure is expected to improve operating productivity and enhance capacity utilization. The Company has substantially completed company-wide plans which include management and administrative workforce reductions as well as an additional facility consolidation. Employees separated or to be separated from the Company as a result of these initiatives were offered severance packages, as appropriate. The expenses recorded in 2008 included costs related to involuntary terminations and other direct costs associated with implementing these initiatives.

In 2008, in accordance with SFAS No. 142, the Company concluded that events had occurred and circumstances had changed which required the Company to perform an interim period goodwill impairment test at Fluid Management Americas, a reporting unit within the Company’s Dispensing Equipment Segment. Fluid Management Americas has experienced a downturn in capital spending by its customer base and the loss of market share. As a result, the Company performed an impairment test and compared the fair value of the reporting unit to its carrying value. It was determined that the fair value of Fluid Management Americas was less than the carrying value of the net assets. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities was the implied fair value of goodwill. The Company’s analysis resulted in an implied fair value of goodwill of $21.2 million, and as a result, the Company recognized an impairment charge of $30.1 million in 2008.

Since October 31, 2008, the date of our annual impairment test, the Company has updated certain forecasts to reflect, among other things, the global economic downturn and other considerations. Because of these changes in circumstances, as of December 31, 2008 the Company has reassessed the likelihood of any further impairment of our reporting units. No goodwill impairments were identified. However, further changes in our forecasts or changes in key assumptions could cause book values of certain reporting units to exceed their fair values which would potentially result in goodwill impairment charges in future periods. Except for two of our reporting units within the Fluid & Metering Technologies segment, a 10% decrease in the fair value of our reporting units would not result in goodwill impairment based on carrying values at December 31, 2008. The two reporting units which could potentially result in a goodwill impairment if a 10% decrease in fair value were realized have a total goodwill balance of $204.2 million.

Operating income decreased $42.7 million, or 17%, to $212.4 million in 2008 from the $255.1 million in 2007. This decrease was primarily due to the $18.0 million of restructuring-related charges and $30.1 million for the goodwill impairment charge, offset by a net amount of $5.4 million related to the favorable effect of 2008 acquisitions and other inflationary increases in costs. Operating margins in 2008 were 14.3% of sales compared with 18.8% in 2007. The decrease in operating margins was primarily due to the impact of the previously announced restructuring-related and goodwill impairment charges, as well as expenses associated with recent acquisitions, partially offset by an increase in volume.

In the Fluid & Metering Technologies Segment, operating income of $129.4 million in 2008 was up from the $121.4 million recorded in 2007 principally due to increased volume, partially offset by the restructuring-related charges. Operating margins for Fluid & Metering Technologies of 18.5% in 2008 were down from 21.3% in 2007, primarily due to the impact of acquisitions and the restructuring-related charges. In the Health & Science Technologies Segment, operating income of $59.7 million and operating margins of 18.0% in 2008 were down from the $60.9 million and 18.6% recorded in 2007, principally due to recent acquisitions and the restructuring-related charges. In the Dispensing Equipment Segment, an operating loss of $10.6 million and operating margins of (6.5)% in 2008 were down from the $39.4 million and 22.1% recorded in 2007, due to lower volume as a result of continued deterioration in capital spending for both North American and European markets, the restructuring-related and goodwill impairment charges and selective material cost increases. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $73.7 million and 24.5%, respectively, were higher than the $66.5 million and 23.1% recorded in 2007, due primarily to favorable product mix, partially offset by restructuring-related charges.

Company and Business Segment Financial Information

For the Years Ended December 31,(1)	2008	2007	2006
	(In thousands)

Fluid & Metering Technologies
Net sales(2)	$697,702	$570,307	$435,532
Operating income(3)	129,352	121,449	89,899
Operating margin(3)	18.5%	21.3%	20.6%
Identifiable assets	$1,081,621	$704,494	$613,203
Depreciation and amortization	26,276	16,797	10,524
Capital expenditures	13,859	11,407	5,487
Health & Science Technologies
Net sales(2)	$331,591	$327,170	$304,892
Operating income(3)	59,679	60,924	58,229
Operating margin(3)	18.0%	18.6%	19.1%
Identifiable assets	$600,220	$548,678	$520,991
Depreciation and amortization	11,806	11,156	9,043
Capital expenditures	5,365	5,342	4,726
Dispensing Equipment
Net sales(2)	$163,861	$177,948	$159,794
Operating income (loss)(3)(4)	(10,606)	39,398	38,021
Operating margin(3)(4)	(6.5)%	22.1%	23.8%
Identifiable assets	$181,573	$238,770	$217,081
Depreciation and amortization	3,986	3,151	3,861
Capital expenditures	2,528	2,832	2,362
Fire & Safety/Diversified Products
Net sales(2)	$300,462	$288,424	$260,080
Operating income(3)	73,711	66,516	62,664
Operating margin(3)	24.5%	23.1%	24.1%
Identifiable assets	$292,192	$317,641	$306,400
Depreciation and amortization	5,288	5,676	6,086
Capital expenditures	4,743	3,532	6,060
Company
Net sales	$1,489,471	$1,358,631	$1,154,940
Operating income	212,432	255,083	217,206
Operating margin	14.3%	18.8%	18.8%
Total assets	$2,176,317	$1,989,594	$1,670,821
Depreciation and amortization(5)	48,599	38,038	29,956
Capital expenditures	28,358	26,496	21,198

(1)	Data includes acquisition of IETG (October 2008), iPEK (October 2008), Richter (October 2008), ADS (January 2008), Quadro (June 2007), Faure Herman (February 2007), Toptech (December 2006), and Banjo (October 2006) in the Fluid & Metering Technologies Group and Semrock (October 2008), Isolation Technologies (October 2007), EPI (May 2006) and JUN-AIR (February 2006) in the Health & Science Technologies Group and Airshore (January 2006) in the Fire & Safety/Diversified Products Segment from the date of acquisition.

(2)	Segment net sales include intersegment sales.

(3)	Segment operating income and margin excludes unallocated corporate operating expenses.

(4)	Segment operating income and margin includes $30.1 million goodwill impairment charge in 2008 for Fluid Management Americas.

(5)	Excludes amortization of debt issuance expenses.

Other income of $5.1 million in 2008 was $1.7 million higher than the $3.4 million in 2007, due to favorable foreign currency translation and higher interest income.

Interest expense decreased to $18.9 million in 2008 from $23.4 million in 2007. The decrease was due to a lower interest rate environment, the refinancing of the $150.0 million senior notes to a lower interest rate and the conversion of floating-rate debt into fixed-rate debt.

The provision for income taxes decreased to $67.3 million in 2008 from $79.3 million in 2007. The effective tax rate increased to 33.9% in 2008 from 33.7% in 2007, due to changes in the mix of global pre-tax income among taxing jurisdictions.

Income from continuing operations in 2008 was $131.4 million, 16% lower than the $155.9 million earned in 2007. Diluted earnings per share from continuing operations in 2008 of $1.60 decreased $0.30, or 16%, compared with the same period of 2007.

Loss from discontinued operations in 2007 was $0.7 million or $0.01 per share, which resulted from operations for Halox. The 2007 loss includes $0.7 million loss from operations and a $0.1 million loss from the sale of Halox, offset by a $0.1 million income adjustment from the sale of Lubriquip.

Net income for 2008 was $131.4 million, 15% lower than the $155.1 million earned in the same period of 2007. Diluted earnings per share in 2008 of $1.60 decreased $0.29, or 15%, compared with the same period last year.

Performance in 2007 Compared with 2006

In 2006, the Company sold Lubriquip, its lubricant dispensing business that operated as part of the Company’s Dispensing Equipment Segment. In 2007, the Company sold Halox, its chemical and electrochemical systems product line operating as part of Pulsafeeder in the Company’s Fluid & Metering Technologies Segment. Financial information for all periods presented has been restated to present the operating results of both Lubriquip and Halox as a discontinued operation.

Sales in 2007 of $1,358.6 million were 18% higher than the $1,154.9 million recorded a year ago. Organic sales rose 6%, seven acquisitions (JUN-AIR — February 2006; Eastern Plastics — May 2006; Banjo — October 2006; Toptech — December 2006; Faure Herman — February 2007; Quadro — June 2007 and Isolation Technologies — October 2007) made since the beginning of 2006 accounted for an improvement of 9%, while foreign currency translation accounted for 3%. Organic sales increased in all four of the Company’s reporting segments. Both domestic and international organic sales were up over 6% versus the prior year. Sales to customers outside the U.S. represented 46% of total sales in 2007 and 45% in 2006.

In 2007, Fluid & Metering Technologies contributed 42% of sales and operating income; Health & Science Technologies accounted for 24% of sales and 21% of operating income; Dispensing Equipment accounted for 13% of sales and 14% of operating income; and Fire & Safety/Diversified Products represented 21% of sales and 23% of operating income.

Fluid & Metering Technologies sales of $570.3 million in 2007 rose $134.8 million, or 31%, compared with 2006. The acquisition of Quadro, Faure Herman, Toptech and Banjo accounted for 20% of the increase, organic growth increased 9%, while foreign currency translation accounted for 2%. In 2007, organic sales grew approximately 7% domestically and 13% internationally. Sales to customers outside the U.S. were approximately 42% of total segment sales in 2007 and 41% in 2006.

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

Fire & Safety/Diversified Products sales of $288.4 million increased $28.3 million, or 11%, in 2007 compared with 2006. Organic sales activity increased 7%, while foreign currency translation accounted for 4%. In 2007, organic sales increased 4% domestically, while organic international sales increased 10%. Sales to customers outside the U.S. were 49% of total segment sales in 2007 and 46% in 2006.

Gross profit of $568.4 million in 2007 was $91.0 million, or 19%, higher than 2006. As a percent of sales, gross profit was 41.8% in 2007, which represented a 50 basis-point increase from 41.3% in 2006. The improved gross profit margin is primarily attributable to strategic sourcing and other operational excellence initiatives.

SG&A expenses increased to $313.4 million in 2007 from $260.2 million in 2006. This increase reflects $33.1 million for acquisitions, $16.1 million of volume-related expenses, and a $1.7 million increase from severance-related and field service expenses as well as a $2.3 million increase from bad debt expense associated with the bankruptcy of a fire suppression customer. As a percent of net sales, SG&A expenses were 23.0%, an increase of 50 basis points compared with the 22.5% achieved in 2006.

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

In the Fluid & Metering Technologies Segment, operating income of $121.4 million and operating margins of 21.3% in 2007 were up from the $89.9 million and 20.6% recorded in 2006 principally due to the impact of acquisitions, foreign currency translation and increased volume. Operating income for the Health & Science Technologies Segment of $60.9 million was up from the $58.2 million recorded in 2006 principally due to volume. Operating margins for Health & Science Technologies of 18.6% in 2007 were down from 19.1% in 2006, primarily due to product mix and severance-related expenses. Operating income for the Dispensing Equipment Segment of $39.4 million was up slightly from the $38.0 million recorded in 2006, principally due to improved market conditions in Europe and the impact of our operational excellence initiatives. Operating margins for Dispensing Equipment of 22.1% in 2007 were down from 23.8% in 2006, primarily due to foreign currency translation and severance-related and field service expenses. Operating income in the Fire & Safety/Diversified Products Segment of $66.5 million was higher than the $62.7 million recorded in 2006, primarily due to increased volume. Operating margins within Fire & Safety/Diversified Products of 23.1% in 2007 was down from 24.1% in 2006, primarily due to severance-related and bad debt expenses.

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

Income from continuing operations in 2007 was $155.9 million, 17% higher than the $133.7 million earned in 2006. Diluted earnings per share from continuing operations in 2007 of $1.90 increased $0.25, or 15%, compared with the same period of 2006.

Loss from discontinued operations in 2007 was $0.7 million, or $0.01 per share, compared to income from discontinued operations of $12.9 million, or $0.16 per share, in the comparable period of 2006. The 2007 loss includes $0.7 million loss from operations and a $0.1 million loss from the sale of Halox, offset by a $0.1 million income adjustment from the sale of Lubriquip. The 2006 income from discontinued operations includes an after tax gain of $16.7 million from the sale of Lubriquip and $0.3 million of income from operations, partially offset by a $4.1 million loss from the write-down of the carrying value of Halox to its estimated fair market value.

Net income in 2007 was $155.1 million, 6% higher than the $146.7 million earned in the same period of 2006. Diluted earnings per share in 2007 of $1.89, increased $0.08, or 4%, compared with the same period last year.

Liquidity and Capital Resources

At December 31, 2008, working capital was $286.0 million and the Company’s current ratio was 2.3 to 1. Cash flows from operating activities of continuing operations increased $26.0 million, or 13%, to $224.1 million in 2008.

Cash flows from continuing operations were more than adequate to fund capital expenditures of $27.8 million and $24.5 million in 2008 and 2007, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

The Company acquired ADS in January 2008 for cash consideration of $156.4 million, Richter in October 2008 for cash consideration of $93.4 million and the assumption of approximately $8.6 million in debt related items and $0.1 million in debt, iPEK in October 2008 for cash consideration of $43.3 million and the assumption of approximately $1.4 million in debt related items, IETG in October 2008 for cash consideration of $35.5 million and the assumption of approximately $1.9 million in debt related items, Semrock in October 2008 for cash consideration of $60.9 million and the assumption of approximately $0.2 million in debt related items and Innovadyne Technologies, Inc (“Innovadyne”) for cash consideration of $3.7 million. Approximately $155.0 million of the cash payment for ADS was financed by borrowings under the Company’s credit Facility, of which $140.0 million was reflected as restricted cash at December 31, 2007. Approximately $63.7 million, $33.2 million, $20.5 million, $60.0 million and $3.3 million of the cash payments for the acquisitions of Richter, iPEK, IETG, Semrock and Innovadyne, respectively, were financed by borrowings under the Company’s credit facility.

The Company acquired Faure Herman in February 2007 for cash consideration of $24.3 million and the assumption of approximately $1.6 million in debt, Quadro in June 2007 for cash consideration of $32.0 million and Isolation Technologies in October 2007 for cash consideration of $30.2 million. Approximately $12.9 million, $11.3 million and $29.9 million of the cash payments for the acquisitions of Faure Herman, Quadro and Isolation Technologies, respectively, were financed by borrowings under the Company’s credit facility.

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. In 2008, the Credit Facility was amended to allow the Company to designate certain foreign subsidiaries as designated borrowers. Upon approval from the lenders, the designated borrowers will be allowed to receive loans under the Credit Facility. A designated borrower sublimit was established as the lesser of the aggregate commitments or $100.0 million. As of the amendment date, Fluid Management Europe B.V., (FME) was approved by the lenders as a designated borrower. FME’s borrowings under the Credit Facility at year end were approximately $82.0 million (Euro 58 million). As the FME borrowings under the Credit Facility are Euro denominated and the cash flows that will be used to make payments of principal and interest are predominately denominated in Euros, the Company does not anticipate any significant foreign exchange gains or losses in servicing this debt.

At December 31, 2008 there was $448.8 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $6.3 million. The net available borrowing under the Credit Facility as of December 31, 2008, was approximately $144.9 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at December 31, 2008, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly. In 2008 the Company entered into two interest rate exchange agreements. One interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The second interest rate exchange agreement, expiring December 21, 2011, effectively converted an additional $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%.

There are two financial covenants that the Company is required to maintain. As defined in the agreement, the minimum interest coverage ratio (operating cash flow to interest) is 3.0 to 1 and the maximum leverage ratio (outstanding debt to operating cash flow) is 3.25 to 1. At December 31, 2008, the Company was in compliance with both of these financial covenants.

On February 15, 2008, the Company retired its $150.0 million senior notes using proceeds available under the Company’s Credit Facility.

On April 18, 2008, the Company completed a $100.0 million senior bank term loan agreement (“Term Loan”) with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At December 31, 2008, there was $100.0 million outstanding under the Term Loan with $5.0 million included within short-term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments of $5.0 million, $5.0 million and $7.5 million in April of 2009, 2010, and 2011, respectively, with the remaining balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility.

On April 21, 2008, the Company’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares. Repurchases under the new program will be funded with cash flow generation, and made from time to time in either the open market or through private transactions. The timing, volume, and nature of share repurchases will be at the discretion of management, dependent on market conditions, other priorities for cash investment, applicable securities laws, and other factors, and may be suspended or discontinued at any time. As of December 31, 2008, 2.3 million shares were purchased at a cost of $50.0 million.

Despite the current downturn in global financial markets, the Company has not experienced any liquidity issues and we continue to expect that our current liquidity, notwithstanding these adverse market conditions, will be sufficient to meet our operating requirements, interest on all borrowings, required debt repayments, any authorized share repurchases, planned capital expenditures, and annual dividend payments to holders of common stock during the next twelve months. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, we may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term borrowings. However, in light of recent adverse events in global financial and economic conditions, we cannot be certain that additional financing will be available on satisfactory terms, if at all.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our contractual obligations and commercial commitments include rental payments under operating leases, payments under capital leases, and other long-term obligations arising in the ordinary course of business. There are no identifiable events or uncertainties, including the lowering of our credit rating that would accelerate payment or maturity of any of these commitments or obligations. The Company also has obligations with respect to its pension and postretirement medical benefit plans, which are not included in the table below. See Note 16 of the Notes to Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data for additional detail related to pension and postretirement medical benefit plans.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2008, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional detail regarding these obligations is provided in the Notes to Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data, as referenced in the table:

		Less			More
		Than	1-3	3-5	Than
Payments Due by Period	Total	1 Year	Years	Years	5 Years
			(In thousands)

Borrowings (Note 5)(1)	$611,571	$26,148	$585,409	$14	$—
Operating lease commitments (Note 8)	24,244	9,278	10,483	3,615	868
Capital lease obligations(2)	4,604	691	967	768	2,178
Purchase obligations(3)	117,342	80,340	26,544	4,199	6,259
FIN 48 obligations	4,009	234	1,577	347	1,851

Total contractual obligations(4)	$761,770	$116,691	$624,980	$8,943	$11,156

(1)	Includes interest payments based on contractual terms and current interest rates for variable debt.

(2)	Comprised primarily of property leases.

(3)	Comprised primarily of inventory commitments.

(4)	Comprised of liabilities recorded on the balance sheet of $554,868, and obligations not recorded on the balance sheet of $206,902.

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

Revenue recognition — The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. For product sales, delivery does not occur until the products have been shipped and risk of loss has been transferred to the customer. Revenue from services is recognized when the services are provided or ratably over the contract term. Some arrangements with customers may include multiple deliverables, including the combination of products and services. In such cases the Company has identified these as separate elements in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” and recognizes revenue consistent with the policy for each separate element based on the fair value of each accounting unit. Revenues from certain long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

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

Share-Based Compensation — The Company adopted SFAS No. 123(R), “Share Based Payment” effective January 1, 2006, and applies the Binomial lattice option-pricing model to determine the fair value of options. The Binomial lattice option-pricing model incorporates certain assumptions, such as the expected volatility, risk-free interest rate, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. As a result, share-based compensation expense, as calculated and recorded under SFAS No. 123(R), could have been impacted if other assumptions were used. Furthermore, if the Company used different assumptions in future periods, share-based compensation expense could be impacted in future periods. See Note 15 of the Notes to Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data for additional information.

Inventory — The Company states inventory at the lower of cost or market. Cost includes material, labor and overhead and is determined by the last-in, first-out basis or first-in, first-out basis. We make adjustments to reduce the cost of inventory to its net realizable value, if required, at the business unit level for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include changes in market demand, product life cycle and engineering changes.

Goodwill, Long-Lived and Intangible assets — The Company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. An impairment of a long-lived asset exists when the asset’s carrying amount exceeds its fair value, and is recorded when the carrying amount is not recoverable through future operations. An intangible asset or goodwill impairment exists when the carrying amount of intangible assets and goodwill exceeds its fair value. Assessments of possible impairments of goodwill, long-lived or intangible assets are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and indefinite-lived intangible asset balances is performed annually. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair market value of the related assets.

Income taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities based on currently enacted tax laws. The Company’s tax balances are based on management’s interpretation of the tax regulations and rulings in numerous taxing jurisdictions. Future tax authority rulings and changes in tax laws and future tax planning strategies could affect the actual effective tax rate and tax balances recorded by the Company.

Contingencies and litigation — We are currently involved in certain legal and regulatory proceedings and, as required and where it is reasonably possible to do so, we accrue estimates of the probable costs for the resolution of these matters. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future operating results for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Defined benefit retirement plans — The plan obligations and related assets of the defined benefit retirement plans are presented in Note 16 of the Notes to Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by consulting with actuaries using a number of assumptions provided by the Company. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases, and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R) (revised 2007), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will adopt this statement for acquisitions consummated after its effective date.

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

In February 2008, FASB issued a FASB Staff Position (“FSP”) to allow a one-year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis. The Company will adopt the FSP on January 1, 2009 and we expect the adoption to have an immaterial impact on our consolidated financial position and results of operations.

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating the impact of EITF No. 03-6-1 on its financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP No. 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. We may, from time to time, enter into foreign currency forward contracts and interest rate exchange agreements on our debt when we believe there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate exchange agreements. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate exchange agreements on the Company’s outstanding long-term debt. The Company’s exposure related to derivative instruments is, in the aggregate, not material to its financial position, results of operations, or cash flows.

The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar and Chinese Renminbi. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of our products. The effect of transaction gains and losses is reported within “Other income-net” on the Consolidated Statements of Operations. At December 31, 2008 the Company had foreign currency contracts with an aggregate notional amount of $13.4 million.

The Company’s interest rate exposure was primarily related to the $554.0 million of total debt outstanding at December 31, 2008. The majority of the debt was priced at interest rates that float with the market. In order to mitigate this interest exposure, the Company entered into interest rate exchange agreements that effectively converted $350.0 million of our floating-rate debt to a fixed-rate. A 50-basis point movement in the interest rate on the remaining $204.0 million floating-rate debt would result in an approximate $1.0 million annualized increase or decrease in interest expense and cash flows.

Item 8.	Financial Statements and Supplementary Data.

IDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(In thousands except share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$61,353	$102,757
Restricted cash (Note 1)	—	140,005
Receivables — net	205,269	193,326
Inventories	214,160	177,435
Other current assets	24,423	23,615

Total current assets	505,205	637,138
Property, plant and equipment — net	186,283	172,999
Goodwill	1,167,063	977,019
Intangible assets — net	303,226	191,766
Other noncurrent assets	14,540	10,672

Total assets	$2,176,317	$1,989,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$87,304	$84,209
Accrued expenses	116,572	99,125
Short-term borrowings	5,856	5,830
Dividends payable	9,523	9,789

Total current liabilities	219,255	198,953
Long-term borrowings	548,144	448,901
Deferred income taxes	144,336	124,472
Other noncurrent liabilities	97,020	54,545

Total liabilities	1,008,755	826,871

Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value Issued: 82,786,045 shares at December 31, 2008 and 81,736,244 shares at December 31, 2007	828	817
Additional paid-in capital	377,154	346,450
Retained earnings	845,396	753,519
Treasury stock at cost: 2,483,955 shares at December 31, 2008 and 156,986 shares at December 31, 2007	(55,393)	(4,443)
Accumulated other comprehensive income (loss)	(423)	66,380

Total shareholders’ equity	1,167,562	1,162,723

Total liabilities and shareholders’ equity	$2,176,317	$1,989,594

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands except per share amounts)

Net sales	$1,489,471	$1,358,631	$1,154,940
Cost of sales	885,562	790,182	677,533

Gross profit	603,909	568,449	477,407
Selling, general and administrative expenses	343,392	313,366	260,201
Goodwill impairment	30,090	—	—
Restructuring expenses	17,995	—	—

Operating income	212,432	255,083	217,206
Other income — net	5,123	3,434	1,040
Interest expense	18,852	23,353	16,353

Income from continuing operations before income taxes	198,703	235,164	201,893
Provision for income taxes	67,343	79,300	68,171

Income from continuing operations	131,360	155,864	133,722
Income (loss) from discontinued operations, net of tax	—	(719)	294
Net gain on sale of discontinued operations, net of tax	—	—	12,655

Income (loss) from discontinued operations, net of tax	—	(719)	12,949

Net income	$131,360	$155,145	$146,671

Basic earnings per common share:
Continuing operations	$1.62	$1.93	$1.68
Discontinued operations	—	(0.01)	0.16

Net income	$1.62	$1.92	$1.84

Diluted earnings per common share:
Continuing operations	$1.60	$1.90	$1.65
Discontinued operations	—	(0.01)	0.16

Net income	$1.60	$1.89	$1.81

Share data:
Basic weighted average common shares outstanding	81,123	80,666	79,527
Diluted weighted average common shares outstanding	82,320	82,086	80,976

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated Other Comprehensive Income (Loss)
				Net Actuarial
				Losses and	Cumulative
				Prior Service	Unrealized
				Costs on	Loss
				Pensions	on
				and Other	Derivatives
	Common			Post-	Designated
	Stock and		Cumulative	Retirement	as Cash			Total
	Additional	Retained	Translation	Benefit	Flow	Treasury	Unearned	Shareholders’
	Paid-In Capital	Earnings	Adjustment	Plans	Hedges	Stock	Compensation	Equity
	(In thousands except share and per share amounts)

Balance, January 1, 2006	$290,957	$524,035	$25,160	$(5,884)	$—	$(2,361)	$(8,897)	$823,010

Net income	—	146,671	—	—	—	—	—	146,671
Reclassification due to adoption of SFAS 123(R)	(8,897)	—	—	—	—	—	8,897	—
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	27,135	—	—	—	—	27,135
Minimum pension adjustment	—	—	—	707	—	—	—	707

Other comprehensive income	—	—	—	—	—	—	—	27,842

Comprehensive income	—	—	—	—	—	—	—	174,513

Issuance of 1,286,985 shares of common stock from exercise of stock options and deferred compensation plans	25,197	—	—	—	—	—	—	25,197
Share-based compensation	10,698	—	—	—	—	—	—	10,698
Unvested shares surrendered for tax withholdings	—	—	—	—	—	(887)	—	(887)
Cash dividends declared-$.40 per common share outstanding	—	(32,127)	—	—	—	—	—	(32,127)
Cumulative effect of change in accounting for adoption of SFAS No. 158	—	—	—	(21,132)	—	—	—	(21,132)

Balance, December 31, 2006	$317,955	$638,579	$52,295	$(26,309)	$—	$(3,248)	$—	$979,272

Net income	—	155,145	—	—	—	—	—	155,145
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	34,460	—	—	—	—	34,460
Adjustment to pension and other benefit liabilities	—	—	—	5,934	—	—	—	5,934

Other comprehensive income	—	—	—	—	—	—	—	40,394

Comprehensive income	—	—	—	—	—	—	—	195,539

Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48 — See Note 10)	—	(1,204)	—	—	—	—	—	(1,204)
Issuance of 892,438 shares of common stock from exercise of stock options and deferred compensation plans	16,742	—	—	—	—	—	—	16,742
Share-based compensation	12,570	—	—	—	—	—	—	12,570
Unvested shares surrendered for tax withholding	—	—	—	—	—	(1,195)	—	(1,195)
Cash dividends declared-$.48 per common share outstanding	—	(39,001)	—	—	—	—	—	(39,001)

Balance, December 31, 2007	$347,267	$753,519	$86,755	$(20,375)	$—	$(4,443)	$—	$1,162,723

Net income	—	131,360	—	—	—	—	—	131,360
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	(46,934)	—	—	—	—	(46,934)
Adjustment to pension and other benefit liabilities	—	—	—	(13,279)	—	—	—	(13,279)
Unrealized derivative losses	—	—	—	—	(6,642)	—	—	(6,642)

Other comprehensive income	—	—	—	—	—	—	—	(66,855)

Comprehensive income	—	—	—	—	—	—	—	64,505

Cumulative effect of change in measurement date of foreign plans under SFAS 158	—	(351)	52	—	—	—	—	(299)
Issuance of 597,863 shares of common stock from exercise of stock options and deferred compensation plans	15,701	—	—	—	—	—	—	15,701
Share-based compensation	15,014	—	—	—	—	—	—	15,014
Repurchase of 2.3 million shares of common stock	—	—	—	—	—	(50,000)	—	(50,000)
Unvested shares surrendered for tax withholding	—	—	—	—	—	(950)	—	(950)
Cash dividends declared — $.48 per common share outstanding	—	(39,132)	—	—	—	—	—	(39,132)

Balance, December 31, 2008	$377,982	$845,396	$39,873	$(33,654)	$(6,642)	$(55,393)	$—	$1,167,562

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007_	2006_
	(In thousands)

Cash flows from operating activities of continuing operations
Net income	$131,360	$155,145	$146,671
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	—	719	(294)
Gain on sale of business	—	—	(12,655)
Gain on sale of fixed assets	—	(371)	(1,435)
Goodwill impairment	30,090	—	—
Depreciation and amortization	30,989	28,316	25,825
Amortization of intangible assets	17,610	9,722	4,131
Amortization of debt issuance expenses	288	460	456
Share-based compensation expense	15,014	12,570	10,698
Deferred income taxes	(8,196)	2,449	1,313
Excess tax benefit from share-based compensation	(3,134)	(5,390)	(5,792)
Changes in (net of the effect from acquisitions):
Receivables	19,667	(8,714)	(14,421)
Inventories	(9,659)	(3,502)	(7,203)
Trade accounts payable	(6,385)	808	(724)
Accrued expenses	601	4,141	15,837
Other — net	5,886	1,754	(2,289)

Net cash flows provided by operating activities of continuing operations	224,131	198,107	160,118
Cash flows from investing activities of continuing operations
Purchases of property, plant and equipment	(27,837)	(24,498)	(21,198)
Acquisition of businesses, net of cash acquired	(392,825)	(86,207)	(359,844)
Proceeds from the sale of discontinued businesses	—	326	30,579
Proceeds from fixed assets disposals	—	288	3,761
Changes in restricted cash	140,005	(140,005)	—
Other — net	—	1,500	(1,153)

Net cash flows used in investing activities of continuing operations	(280,657)	(248,596)	(347,855)
Cash flows from financing activities of continuing operations
Borrowings under credit facilities for acquisitions	180,665	209,132	285,000
Borrowings under credit facilities and term loan	483,044	46,947	245,687
Payments under credit facilities and term loan	(413,207)	(166,423)	(337,168)
Payment of senior notes	(150,000)	—	—
Dividends paid	(39,398)	(37,267)	(30,393)
Distributions from (to) discontinued operations	—	(664)	80
Proceeds from stock option exercises	10,421	13,996	17,214
Excess tax benefit from share-based compensation	3,134	5,390	5,792
Purchase of common stock	(50,000)	—	—
Other — net	(1,980)	(241)	(1,779)

Net cash flows provided by financing activities of continuing operations	22,679	70,870	184,433
Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	—	(869)	(101)
Net cash used in investing activities of discontinued operations	—	—	(321)
Net cash provided by financing activities of discontinued operations	—	867	335

Net cash flows used in discontinued operations	—	(2)	(87)
Effect of exchange rate changes on cash and cash equivalents	(7,557)	4,435	4,044

Net increase (decrease) in cash	(41,404)	24,814	653
Cash and cash equivalents at beginning of year	102,757	77,943	77,290

Cash and cash equivalents at end of period	61,353	102,757	77,943

Less-cash at end of period-discontinued operations	—	—	2

Cash and cash equivalents at end of period-continuing operations	$61,353	$102,757	$77,941

Supplemental cash flow information
Cash paid for:
Interest	$20,139	$22,974	$15,605
Income taxes	72,074	78,052	61,896
Significant non-cash activities:
Debt acquired with acquisition of business	—	1,571	7,102
Capital expenditures included in accounts payable	521	561	640
Non-cash capital expenditures	—	1,437	—

See Notes to Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Business

IDEX Corporation (“IDEX” or the “Company”) is an applied solutions company specializing in fluid and metering technologies, health and science technologies, dispensing equipment, and fire, safety and other diversified products built to its customers’ specifications. Its products are sold in niche markets to a wide range of industries throughout the world. Our products include industrial pumps, compressors, flow meters, injectors and valves, and related controls for use in a wide variety of process applications; precision fluidics solutions, including pumps, valves, degassing equipment, corrective tubing, fittings, and complex manifolds, as well as specialty medical equipment and devices used in life science applications; precision-engineered equipment for dispensing, metering and mixing paints, and personal care products; refinishing equipment; and engineered products for industrial and commercial markets, including fire and rescue, transportation equipment, oil and gas, electronics, and communications. These activities are grouped into four business segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment, and Fire & Safety/Diversified Products.

Principles of Consolidation

The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are sales returns and allowances, allowance for doubtful accounts, inventory, impairment of long-lived assets, goodwill and intangible assets, income taxes, product warranties, derivatives, contingencies and litigation, share-based compensation and defined benefit retirement plans.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. For product sales, delivery does not occur until the products have been shipped and risk of loss has been transferred to the customer. Revenue from services is recognized when the services are provided or ratably over the contract term. Some arrangements with customers may include multiple deliverables, including the combination of products and services. In such cases the Company has identified these as separate elements in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” and recognizes revenue consistent with the policy for each separate element based on the fair value of each accounting unit. Revenues from certain long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

The Company records allowances for discounts, product returns and customer incentives at the time of sale as a reduction of revenue as such allowances can be reliably estimated based on historical experience and known trends. The Company also offers product warranties and accrues its estimated exposure for warranty claims at the time of

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale based upon the length of the warranty period, warranty costs incurred and any other related information known to the Company.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three or fewer months to be cash and cash equivalents.

Restricted Cash

On December 31, 2007, the Company deposited cash in an escrow account in accordance with the planned acquisition of ADS, which took place on January 1, 2008 (see Note 13).

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

Goodwill and Intangible Assets

The Company reviews the carrying value of goodwill and indefinite-lived intangible assets annually on October 31st, or upon the occurrence of events or changes in circumstances that indicate that the carrying value of the goodwill or intangible assets may not be recoverable, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company evaluates the recoverability of each of these assets based on the estimated fair value of each reporting unit and the estimated future cash flows from each of the reporting units. See Note 4 for a further discussion on goodwill and intangible assets.

Borrowing Expenses

Expenses incurred in securing and issuing debt are amortized over the life of the related borrowing and are included in Interest expense in the Consolidated Statements of Operations.

Earnings per Common Share

Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents and unvested shares (diluted) outstanding during the year. Common stock equivalents consist of stock options and deferred compensation units (“DCUs”) and have been included in the calculation of weighted average shares outstanding using the treasury stock method.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	2008	2007	2006
	(In thousands)

Basic weighted average common shares outstanding	81,123	80,666	79,527
Dilutive effect of stock options, DCUs and unvested shares	1,197	1,420	1,449

Diluted weighted average common shares outstanding	82,320	82,086	80,976

Options to purchase approximately 3.3 million, 1.7 million and 1.8 million shares of common stock as of December 31, 2008, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would have been antidilutive.

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R) using the modified prospective method, and thus did not restate any prior period amounts. Under this method, compensation cost in the twelve months ending December 31, 2008, 2007 and 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Binomial lattice option-pricing model. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period of four years. See Note 15 for a further discussion on share-based compensation.

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

Certain identifiable intangible assets are amortized over their estimated useful lives using the straight-line method. The estimated useful lives used in the computation of amortization of identifiable intangible assets are as follows:

Patents	5 to 17 years
Trade names	3 to 20 years
Customer relationships	3 to 20 years
Non-compete agreements	2 to 5 years
Unpatented technology and other	5 to 20 years

Research and Development Expenditures

Costs associated with research and development are expensed in the period incurred and are included in “Cost of sales” within the Consolidated Statements of Operations. Research and development expenses from continuing operations — which include costs associated with developing new products and major improvements to existing products — were $29.5 million, $28.1 million and $24.8 million in 2008, 2007 and 2006, respectively.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The functional currency of substantially all operations outside the United States is the respective local currency. Accordingly, those foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from changes in exchange rates from year to year have been reported in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. The effect of transaction gains and losses is reported within “Other income-net” on the Consolidated Statements of Operations.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, trade receivables, accounts payable, accrued expenses and borrowings approximate their fair values.

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

In February 2008, FASB issued a FSP to allow a one-year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis. The Company will adopt the FSP on January 1, 2009 and we expect the adoption to have an immaterial impact on our consolidated financial position and results of operations.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating the impact of EITF No. 03-6-1 on its financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP No. 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

2.	Restructuring

In 2008, the Company recorded pre-tax restructuring expenses totaling $18.0 million following the accounting guidance of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” These restructuring expenses, included in the line item “Restructuring expenses” in the Consolidated Statements of Operations, were related to the Company’s restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. The restructuring program includes the announced cessation of manufacturing operations in the Dispensing Equipment segment’s Milan, Italy facility. This plant closure is expected to improve operating productivity and enhance capacity utilization. In addition, the Company has initiated company-wide plans which include management and administrative workforce reductions as well as an additional facility consolidation. Employees separated or to be separated from the Company as a result of these initiatives were offered severance packages, as appropriate. The expenses recorded in 2008 included costs related to involuntary terminations and other direct costs associated with implementing these initiatives. As of December 31, 2008, the Company has substantially completed the restructuring plans.

The following table summarizes the restructuring charges for the year ended December 31, 2008:

Restructuring charges
(In thousands)

Severance-related expenses	$14,081
Asset write-downs and exit costs	3,914

Total restructuring expenses	$17,995

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restructuring activity for the year ended December 31, 2008:

Restructuring activity
(In thousands)

Balance at January 1, 2008	$—
Severance-related expenses	14,081
Payments	(4,818)

Balance at December 31, 2008 (included in accrued expenses)	$9,263

The following table summarizes total restructuring costs incurred in 2008, by business segment:

For the Year
Ended
December 31,
2008
(In thousands)

Fluid & Metering Technologies	$5,155
Health & Science Technologies	4,241
Dispensing Equipment	5,567
Fire & Safety/Diversified Products	723
Corporate/Other	2,309

Total restructuring expenses	$17,995

3.	Balance Sheet Components

The components of certain balance sheet accounts at December 31, 2008 and 2007 were as follows:

	2008	2007
	(In thousands)

RECEIVABLES
Customers	$205,776	$192,311
Other	5,093	6,761

Total	210,869	199,072
Less allowance for doubtful accounts	5,600	5,746

Total receivables — net	$205,269	$193,326

INVENTORIES
Raw materials and components parts	$114,440	$88,159
Work in process	31,915	22,670
Finished goods	67,805	66,606

Total inventories	$214,160	$177,435

Inventories carried on a LIFO basis amounted to $181.9 million and $148.4 million at December 31, 2008 and 2007, respectively. Inventory valued on a FIFO basis was $32.3 million and $29.0 million at December 31, 2008 and 2007, respectively. The FIFO inventory was greater than the LIFO inventory value by $6.7 million at December 31, 2008 and $4.2 million at December 31, 2007. Additionally, included in the LIFO inventory value is $42.9 million and $31.8 million at December 31, 2008 and 2007, respectively, related to the historical adjustment to record inventory at fair value as of the original acquisition date.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007
	(In thousands)

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	$19,918	$18,117
Buildings and improvements	119,549	113,783
Machinery and equipment	246,052	229,390
Office and transportation equipment	92,555	92,910
Engineering drawings	2,510	2,375
Construction in progress	14,334	9,431

Total	494,918	466,006
Less accumulated depreciation and amortization	308,635	293,007

Total property, plant and equipment — net	$186,283	$172,999

ACCRUED EXPENSES
Payroll and related items	$45,162	$38,461
Management incentive compensation	10,078	11,109
Income taxes payable	7,661	7,299
Deferred income taxes	1,469	3,162
Insurance	9,964	11,903
Warranty	3,751	3,966
Deferred revenue	2,600	1,978
Restructuring	9,263	—
Other	26,624	21,247

Total accrued expenses	$116,572	$99,125

OTHER NONCURRENT LIABILITIES
Pension and retiree medical obligations	$76,488	$43,464
Liability for uncertain tax positions (FIN 48)	4,758	4,998
Derivative financial instruments	10,098	—
Other	5,676	6,083

Total other noncurrent liabilities	$97,020	$54,545

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, by business segment, were as follows:

	Fluid &	Health &		Fire & Safety/
	Metering	Science	Dispensing	Diversified
	Technologies	Technologies	Equipment	Products	Total
	(In thousands)

BALANCE AT JANUARY 1, 2007	$304,464	$333,801	$128,457	$145,878	$912,600
Acquisitions (Note 13)	25,511	17,915	—	—	43,426
Foreign currency translation	3,810	1,538	8,933	5,829	20,110
Purchase price adjustments	1,077	(194)	—	—	883

BALANCE AT DECEMBER 31, 2007	334,862	353,060	137,390	151,707	977,019
Acquisitions (Note 13)	202,549	39,551	—	—	242,100
Foreign currency translation	(11,841)	(35)	(3,830)	(4,155)	(19,861)
Purchase price adjustments	(1,183)	(922)	—	—	(2,105)
Goodwill impairment	—	—	(30,090)	—	(30,090)

BALANCE AT DECEMBER 31, 2008	$524,387	$391,654	$103,470	$147,552	$1,167,063

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed.

In 2008 in accordance with SFAS No. 142, the Company concluded that Fluid Management Americas, a reporting unit within the Company’s Dispensing Equipment segment experienced a downturn in capital spending by its customer base and the loss of market share which required the Company to perform an interim period goodwill impairment test.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and other acquired intangible assets with indefinite lives were tested for impairment as of October 31, 2008. The Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 31, 2008.

Since October 31, 2008, the date of our annual impairment test, the Company has updated certain forecasts to reflect, among other things, the global economic downturn and other considerations. Because of these changes in circumstances, as of December 31, 2008 the Company has reassessed the likelihood of any further impairment of our reporting units. No goodwill impairments were identified. However, further changes in our forecasts or changes in key assumptions could cause book values of certain reporting units to exceed their fair values which would potentially result in goodwill impairment charges in future periods. Except for two of our reporting units within the Fluid & Metering Technologies segment, a 10% decrease in the fair value of our reporting units would not result in goodwill impairment based on carrying values at December 31, 2008. The two reporting units which could potentially result in a goodwill impairment if a 10% decrease in fair value were realized have a total goodwill balance of $204.2 million.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2008 and 2007:

	At December 31, 2008			At December 31, 2007
	Gross		Weighted	Gross
	Carrying	Accumulated	Average	Carrying	Accumulated
	Amount	Amortization	Life	Amount	Amortization
	(In thousands)

Amortizable intangible assets:
Patents	$11,795	$(5,550)	11	$8,154	$(5,074)
Trade names	62,805	(6,310)	16	37,716	(3,259)
Customer relationships	156,216	(16,601)	12	76,959	(6,288)
Non-compete agreements	4,569	(2,989)	4	4,474	(2,141)
Unpatented technology	35,527	(2,939)	14	14,804	(892)
Other	6,282	(1,679)	10	6,283	(1,070)

Total amortizable intangible assets	277,194	(36,068)		148,390	(18,724)
Banjo trade name	62,100	—		62,100	—

	$339,294	$(36,068)		$210,490	$(18,724)

The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis. Amortization of intangible assets was $17.6 million, $9.7 million and $4.1 million in 2008, 2007 and 2006, respectively. Amortization expense for each of the next five years is estimated to be approximately $25.0 million annually.

5.	Borrowings

Borrowings at December 31, 2008 and 2007 consisted of the following:

	2008	2007
	(In thousands)

Credit Facility	$448,763	$292,000
Term Loan	100,000	—
Senior Notes	—	150,000
Other borrowings	5,237	12,731

Total borrowings	554,000	454,731
Less current portion	5,856	5,830

Total long-term borrowings	$548,144	$448,901

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. In 2008, the Credit Facility was amended to allow the Company to designate certain foreign subsidiaries as designated borrowers. Upon approval from the lenders, the designated borrowers will be allowed to receive loans under the Credit Facility. A designated borrower sublimit was established as the lesser of the aggregate commitments or $100.0 million. As of the amendment date, Fluid Management Europe B.V., (FME) was approved by the lenders as a designated borrower. FME’s borrowings under the Credit Facility at year end were approximately $82.0 million (Euro 58 million). As the FME borrowings under the Credit Facility are Euro denominated and the cash flows that will be used to make payments of principal and interest are predominately denominated in Euros, the Company does not anticipate any significant foreign exchange gains or losses in servicing this debt.

At December 31, 2008 there was $448.8 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $6.3 million. The net available borrowing under the Credit Facility as of December 31, 2008, was approximately $144.9 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at December 31, 2008, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly. In 2008 the Company entered into two interest rate exchange agreements. One interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The second interest rate exchange agreement, expiring December 21, 2011, effectively converted an additional $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%.

On February 15, 2008, the Company retired its $150.0 million senior notes using proceeds available under the Company’s Credit Facility.

On April 18, 2008, the Company completed a $100.0 unsecured million senior bank term loan agreement (“Term Loan”) with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At December 31, 2008, there was $100.0 million outstanding under the Term Loan with $5.0 million included within short-term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments of $5.0 million, $5.0 million and $7.5 million in April of 2009, 2010, and 2011, respectively, with the remaining balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility.

At December 31, 2008, other borrowings included capital leases as well as debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 3.1% to 6.6% per annum.

There are two financial covenants that the Company is required to maintain in connection with the Credit Facility and Term Loan. As defined in the agreement, the minimum interest coverage ratio (operating cash flow to interest) is 3.0 to 1 and the maximum leverage ratio (outstanding debt to operating cash flow) is 3.25 to 1. At December 31, 2008, the Company was in compliance with both of these financial covenants.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total borrowings at December 31, 2008 have scheduled maturities as follows (in thousands):

2009	$5,856
2010	6,138
2011	539,392
2012	306
2013	304
Thereafter	2,004

Total borrowings	$554,000

6.	Derivative Instruments

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

The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change.

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date.

At December 31, 2008, the Company had two interest rate exchange agreements. The first interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The second interest rate exchange agreement, expiring in December 2011, effectively converted an additional $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fair value of the two interest rate exchange agreements of $10.1 million was recorded as a non-current liability at December 31, 2008.

The net gain recognized to net income for 2008 related to these cash flow hedges was immaterial. Based on interest rates at December 31, 2008, no significant portion of the amount included in accumulated other comprehensive income (loss) in shareholders’ equity at December 31, 2008 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

At December 31, 2008, the Company had foreign currency exchange contracts with an aggregate notional amount of $13.4 million to manage its exposure to fluctuations in foreign currency exchange rates. The change in fair market value of these contracts for 2008 was immaterial.

7.	Fair Value Measurements

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheet:

	Basis of Fair Value Measurements
	Balance at
	December 31, 2008	Level 1	Level 2	Level 3
	(In thousands)

Interest rate exchange agreement derivative financial instruments (included in Other noncurrent liabilities)	$10,098	—	$10,098	—
Foreign currency contracts (included in Accrued expenses)	$272	—	$272	—

In determining the fair value of the Company’s interest rate exchange agreement derivatives, the Company uses a present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument and the credit default swap market to reflect the credit risk of either the Company or the counterparty.

8.	Commitments and Contingencies

At December 31, 2008, total future minimum rental payments under noncancelable operating leases, primarily for office facilities, warehouses and data processing equipment, were $24.2 million. The future minimum rental commitments for each of the next five years and thereafter are as follows: 2009 — $9.3 million; 2010 — $6.3 million; 2011 — $4.2 million; 2012 — $2.1 million; 2013 — $1.5 million; thereafter — $0.9 million.

Rental expense from continuing operations totaled $12.6 million, $11.6 million and $9.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company is a party to various legal proceedings involving employment, contractual, product liability and other matters, none of which is expected to have a material adverse effect on its results of operations, financial condition, or cash flows.

9.	Common and Preferred Stock

All unvested shares carry dividend and voting rights, and the sale of the shares is restricted prior to the date of vesting.

On April 21, 2008, the Company’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares either in the open market or through private transactions. Since the inception of this program, the Company has purchased a total of 2.3 million shares at a cost of approximately $50.0 million.

On April 4, 2007, the Company’s Board of Directors authorized a three-for-two common stock split effected in the form of a 50% dividend payable on May 21, 2007, to shareholders of record on May 7, 2007. Par value of common stock remained at $.01 per share. All prior share and per share amounts have been restated to reflect the stock split.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008 and 2007, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and 5 million shares of preferred stock with a par value of $.01 per share. No preferred stock was issued as of December 31, 2008 and 2007.

10.	Income Taxes

Pretax income for the years ended December 31, 2008, 2007, and 2006, was taxed in the following jurisdictions:

	2008	2007	2006
	(In thousands)

Domestic	$124,544	$163,573	$140,630
Foreign	74,159	71,591	61,263

Total	$198,703	$235,164	$201,893

The provision (benefit) for income taxes for the years ended December 31, 2008, 2007, and 2006, was as follows:

	2008	2007	2006
	(In thousands)

Current
U.S.	$47,115	$49,909	$46,656
State and local	6,542	5,522	3,946
Foreign	21,882	21,420	16,256

Total current	75,539	76,851	66,858
Deferred
U.S.	(8,366)	4,577	592
State and local	(439)	444	24
Foreign	609	(2,572)	697

Total deferred	(8,196)	2,449	1,313

Total provision for income taxes	$67,343	$79,300	$68,171

Deferred tax assets (liabilities) related to the following at December 31, 2008 and 2007 were:

	2008	2007
	(In thousands)

Employee and retiree benefit plans	$29,197	$17,204
Depreciation and amortization	(170,652)	(138,161)
Inventories	(4,585)	(3,551)
Allowances and accruals	7,434	8,789
Other	4,077	697

Total	$(134,529)	$(115,022)

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2008 and 2007 were:

	2008	2007
	(In thousands)

Deferred tax asset — other current assets	$3,639	$7,141
Deferred tax asset — other noncurrent assets	7,637	5,471

Total deferred tax assets	11,276	12,612
Deferred tax liability — accrued expenses	(1,469)	(3,162)
Noncurrent deferred tax liability — deferred income taxes	(144,336)	(124,472)

Total deferred tax liabilities	(145,805)	(127,634)

Net deferred tax liabilities	$(134,529)	$(115,022)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income. The computed amount and the differences for the years ended December 31, 2008, 2007, and 2006 are shown in the following table:

	2008	2007	2006
	(In thousands)

Pretax income	$198,703	$235,164	$201,893

Provision for income taxes:
Computed amount at statutory rate of 35%	$69,546	$82,307	$70,663
State and local income tax (net of federal tax benefit)	3,967	3,878	2,576
Taxes on non-U.S. earnings-net of foreign tax credits	(5,191)	(407)	(2,670)
U.S. business tax credits	(857)	(679)	(1,210)
Extra-territorial income deduction	—	—	(910)
Domestic activities production deduction	(2,291)	(2,450)	(797)
Revaluation of deferred taxes for non-U.S. rate changes	—	(4,535)	—
Other	2,169	1,186	519

Total provision for income taxes	$67,343	$79,300	$68,171

The Company has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries that might be payable if these earnings were repatriated since the Company considers these amounts to be permanently invested.

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (“FIN 48”)” on January 1, 2007. In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of $1.2 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007 are shown in the following table:

	2008	2007
	(In thousands)

Unrecognized tax benefits beginning balance	$5,938	$5,485
Gross increases for tax positions of prior years	2,571	2,943
Gross decreases for tax positions of prior years	(1,836)	(432)
Settlements	(993)	(1,952)
Lapse of statute of limitations	(1,671)	(106)

Unrecognized tax benefits ending balance	$4,009	$5,938

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and December 31, 2007, we had approximately $0.9 million and $1.0 million, respectively, of accrued interest related to uncertain tax positions. As of December 31, 2008 and December 31, 2007, we had approximately $.2 million of accrued penalties related to uncertain tax positions.

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $3.1 million as of December 31, 2008 and $2.5 million as of December 31, 2007. The tax years 2004-2007 remain open to examination by major taxing jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.3 million.

At December 31, 2008 and 2007, the Company had state net operating loss carry forwards of approximately $14.3 million and $19.6 million, respectively. At December 31, 2008 and 2007 the Company had foreign net operating loss carry forwards of approximately $9.7 million and $1.5 million, respectively. As of both December 31, 2008 and 2007 the Company had a foreign capital loss carry forward of approximately $3.8 million. If unutilized, the state net operating loss will expire between 2012 and 2027. Neither the foreign net operating loss nor the foreign capital loss has an expiration date. At December 31, 2008 and 2007, the Company recorded a valuation allowance against the deferred tax asset attributable to the state net operating loss of $0.4 million and $0.7 million, respectively. The Company has not recorded a valuation allowance against the foreign net operating loss at either December 31, 2008 or 2007. As of December 31, 2008 the Company has a valuation allowance against the deferred tax asset attributable to the foreign capital loss of $1.1 million which remains unchanged from December 31, 2007.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Comprehensive Income

The components of Accumulated other comprehensive income (loss) for 2008, 2007 and 2006 follow:

	2008	2007	2006
	(In thousands)

Unrealized losses on derivatives
Pretax amount	$(10,370)	$—	$—
Tax benefit	3,728	—	—

Aftertax amount	$(6,642)	$—	$—

Pension and other post-retirement plans
Pretax amount	$(20,996)	$10,097	$821
Tax benefit (provision)	7,717	(4,163)	(114)

Aftertax amount	$(13,279)	$5,934	$707

Cumulative translation adjustment
Pretax amount	$(46,882)	$34,460	$27,135
Tax benefit (provision)	—	—	—

Aftertax amount	$(46,882)	$34,460	$27,135

Amounts in 2006 reflect the change in minimum pension liability prior to the adoption of SFAS No. 158. The SFAS No. 158 transition amount has been included as an adjustment to Accumulated other comprehensive income in 2006. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

12.	Business Segments and Geographic Information

The Company’s operations have been aggregated into four reportable segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment and Fire & Safety/Diversified Products. The Fluid & Metering Technologies Segment consists of the following business units: ADS, AODD, Banjo, iPEK, Liquid Controls, Pulsafeeder, Richter, Sanitary and Viking. The Health & Science Technologies Segment includes HST Core, Gast and Micropump. The Dispensing Equipment Segment consists of FAST & FM-Europe & Asia and Fluid Management. The Fire & Safety/Diversified Products Segment includes Hale-Fire Suppression Group and Hale-Hydraulics Equipment Group, as well as the BAND-IT engineered clamping business.

Information on the Company’s business segments from continuing operations is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	2008	2007	2006
	(In thousands)

NET SALES
Fluid & Metering Technologies:
External customers	$696,641	$568,622	$433,845
Intersegment sales	1,061	1,685	1,687

Total segment sales	697,702	570,307	435,532
Health & Science Technologies:
External customers	328,514	323,639	301,223
Intersegment sales	3,077	3,531	3,669

Total segment sales	331,591	327,170	304,892

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007	2006
	(In thousands)

Dispensing Equipment:
External customers	163,861	177,948	159,794
Intersegment sales	—	—	—

Total segment sales	163,861	177,948	159,794
Fire & Safety/Diversified Products:
External customers	300,455	288,422	260,078
Intersegment sales	7	2	2

Total segment sales	300,462	288,424	260,080
Intersegment eliminations	(4,145)	(5,218)	(5,358)

Total net sales	$1,489,471	$1,358,631	$1,154,940

OPERATING INCOME(1)
Fluid & Metering Technologies	$129,352	$121,449	$89,899
Health & Science Technologies	59,679	60,924	58,229
Dispensing Equipment(2)	(10,606)	39,398	38,021
Fire & Safety/Diversified Products	73,711	66,516	62,664
Corporate office and other(3)	(39,704)	(33,204)	(31,607)

Total operating income	$212,432	$255,083	$217,206

ASSETS
Fluid & Metering Technologies	$1,081,621	$704,494	$613,203
Health & Science Technologies	600,220	548,678	520,991
Dispensing Equipment	181,573	238,770	217,081
Fire & Safety/Diversified Products	292,192	317,641	306,400
Corporate office and other(3)	20,711	180,011	13,146

Total assets	$2,176,317	$1,989,594	$1,670,821

DEPRECIATION AND AMORTIZATION (4)
Fluid & Metering Technologies	$26,276	$16,797	$10,524
Health & Science Technologies	11,806	11,156	9,043
Dispensing Equipment	3,986	3,151	3,861
Fire & Safety/Diversified Products	5,288	5,676	6,086
Corporate office and other	1,243	1,258	442

Total depreciation and amortization	$48,599	$38,038	$29,956

CAPITAL EXPENDITURES
Fluid & Metering Technologies	$13,859	$11,407	$5,487
Health & Science Technologies	5,365	5,342	4,726
Dispensing Equipment	2,528	2,832	2,362
Fire & Safety/Diversified Products	4,743	3,532	6,060
Corporate office and other	1,863	3,383	2,563

Total capital expenditures	$28,358	$26,496	$21,198

(1)	Segment operating income and margin excludes net unallocated corporate operating expenses.

(2)	Segment operating income and margin includes $30.1 million goodwill impairment charge in 2008 for Fluid Management Americas.

(3)	Includes intersegment eliminations.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Excludes amortization of debt issuance expenses.

Information about the Company’s operations in different geographical regions for the years ended December 31, 2008, 2007 and 2006 is shown below. Net sales were attributed to geographic areas based on location of the customer, and no country outside the U.S. was greater than 10% of total revenues.

	2008	2007	2006
	(In thousands)

NET SALES
U.S.	$793,872	$734,877	$632,239
Europe	386,864	340,543	285,208
Other countries	308,735	283,211	237,493

Total net sales	$1,489,471	$1,358,631	$1,154,940

LONG-LIVED ASSETS — PROPERTY, PLANT AND EQUIPMENT
U.S.	$111,252	$110,371	$110,340
Europe	65,208	54,401	48,966
Other countries	9,823	8,227	6,643

Total long-lived assets	$186,283	$172,999	$165,949

13.	Acquisitions

On January 1, 2008, the Company acquired the stock of ADS, a provider of metering technology and flow monitoring services for water and wastewater markets. ADS is headquartered in Huntsville, Alabama, with regional sales and service offices throughout the United States and Australia. With annual revenues of approximately $70.0 million, ADS operates within the Company’s Fluid & Metering Technologies Segment. The Company acquired ADS for an aggregate purchase price of $156.4 million, consisting entirely of cash. Approximately $155.0 million of the cash payment was financed by borrowings under the Company’s Credit Facility, of which $140.0 million was reflected as restricted cash at December 31, 2007. Goodwill and intangible assets recognized as part of this transaction were $102.3 million and $51.9 million, respectively. The $102.3 million of goodwill is not deductible for tax purposes.

On October 1, 2008, the Company acquired the stock of Richter, a provider of premium quality lined pumps, valves and control equipment for the chemical and pharmaceutical industries. Richter’s corrosion resistant fluoroplastic lined products offer solutions for demanding applications in the process industry. Headquartered in Kempen, Germany, with facilities in China and the U.S., Richter has annual revenues of approximately $53.0 million. Richter operates within the Company’s Fluid & Metering Technologies Segment. The Company acquired Richter for an aggregate purchase price of $102.1 million, consisting of $93.4 million in cash and the assumption of approximately $8.6 million of debt related items and $0.1 million of debt. Approximately $63.7 million of the cash payment was financed by borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $54.5 million and $32.7 million, respectively. The $54.5 million of goodwill is not deductible for tax purposes.

On October 14, 2008, the Company acquired the stock of iPEK, a provider of systems focused on infrastructure analysis, specifically waste water collection systems. iPEK is a developer of remote controlled systems for infrastructure inspection. Headquartered in Hirschegg, Austria, iPEK has annual revenues of approximately $25.0 million. iPEK operates within the Company’s Fluid & Metering Technologies Segment and is expected to leverage the ADS acquisition which was completed in January 2008. The Company acquired iPEK for an aggregate purchase price of $44.7 million, consisting of $43.3 million in cash and the assumption of approximately

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.4 million of debt related items. Approximately $33.2 million of the cash payment was financed by borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $21.3 million and $17.8 million, respectively. Of the $21.3 million of goodwill, approximately $20.0 million is expected to be deductible for tax purposes.

On October 16, 2008, the Company acquired the stock of IETG, a provider of flow monitoring and underground utility surveillance services for the water and wastewater markets. IETG products and services enable water companies to effectively manage their water distribution and sewerage networks, while its surveillance service specializes in underground asset detection and mapping for utilities and other private companies. Headquartered in Leeds, United Kingdom, IETG has annual revenues of approximately $26.0 million. IETG operates as part of the Company’s ADS business within IDEX’s Fluid & Metering Technologies Segment. The Company acquired IETG for an aggregate purchase price of $37.4 million, consisting of $35.5 million in cash and the assumption of approximately $1.9 million of debt related items. Approximately $20.5 million of the cash payment was financed by borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $24.5 million and $9.2 million, respectively. The $24.5 million of goodwill is not deductible for tax purposes.

On October 20, 2008, the Company acquired the stock of Semrock, a provider of optical filters for biotech and analytical instrumentation in the life sciences markets. Semrock’s products are used in the biotechnology and analytical instrumentation industries. Semrock produces optical filters using state-of-the-art manufacturing processes which enable them to offer significant improvements in the performance and reliability of their customers’ instruments. Headquartered in Rochester, New York, Semrock has annual revenues of approximately $21.0 million. Semrock operates as part of HST Core within the Company’s Health & Science Technologies Segment. The Company acquired Semrock for an aggregate purchase price of $61.1 million, consisting of $60.9 million in cash and the assumption of approximately $.2 million of debt related items. Approximately $60.0 million of the cash payment was financed by borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $37.8 million and $20.0 million, respectively. The $37.8 million of goodwill is not deductible for tax purposes.

On November 14, 2008, the Company acquired the stock of Innovadyne, a provider of nanoliter dispensing instruments for the life sciences industry. Innovadyne’s products are used for assay miniaturization across a broad range of disciplines including High Throughput Screening, Assay Development, PCR/Sequencing, and Protein Crystallography. Innovadyne operates as part of HST Core within the Company’s Health & Science Technologies Segment. The Company acquired Innovadyne for an aggregate purchase price of $3.7 million, consisting entirely of cash. Approximately $3.3 million of the cash payment was financed by borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $1.7 million and $1.3 million, respectively. The $1.7 million of goodwill is not deductible for tax purposes.

The purchase price for these acquisitions, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisitions. For Richter, iPEK, IETG, Semrock and Innovadyne, the Company is in the process of finalizing appraisals of tangible and intangible assets and is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities becomes known.

On February 14, 2007, the Company acquired the stock of Faure Herman, a leading provider of ultrasonic and helical turbine flow meters used in the custody transfer and control of high value fluids and gases. Headquartered in La Ferté Bernard, France, Faure Herman has sales offices in Europe and North America, with annual revenues of approximately $22.0 million. Faure Herman operates as part of the Company’s Liquid Controls business within its Fluid & Metering Technologies Segment. The Company acquired Faure Herman for an aggregate purchase price of $25.9 million, consisting of $24.3 million in cash and the assumption of approximately $1.6 million of debt. Approximately $12.9 million of the cash payment was financed by borrowings under the Company’s Credit Facility.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and intangible assets recognized as part of this transaction were $13.4 million and $7.7 million, respectively. The $13.4 million of goodwill is not deductible for tax purposes.

On June 12, 2007, the Company acquired the assets of Quadro, a leading provider of particle control solutions for the pharmaceutical and bio-pharmaceutical markets. Quadro’s core capabilities include fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing within the pharmaceutical and bio-pharmaceutical markets. Headquartered in Waterloo, Ontario, Canada, Quadro operates as part of Sanitary within the Company’s Fluid & Metering Technologies Segment. The Company acquired Quadro for a purchase price of $32.2 million, consisting entirely of cash. Approximately $11.3 million of the cash payment was financed by borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $12.1 million and $10.9 million, respectively. Of the $12.1 million of goodwill, approximately $8.9 million is expected to be deductible for tax purposes.

On October 18, 2007, the Company acquired the assets of Isolation Technologies, a leading developer of advanced column hardware and accessories for the High Performance Liquid Chromatography (HPLC) market. HPLC instruments are used in a variety of analytical chemistry applications, with primary commercial applications including drug discovery and quality control measurements for pharmaceutical and food/beverage testing. Headquartered in Hopedale, MA, Isolation Technologies operates as part of HST Core in the Company’s Health and Science Technologies Segment. The Company acquired Isolation Technologies for a purchase price of $30.2 million, consisting entirely of cash. Approximately $29.7 million of the cash payment was financed by borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $17.9 million and $8.7 million, respectively. The $17.9 million of goodwill is deductible for tax purposes.

On January 12, 2006, the Company acquired the assets of Airshore International (“Airshore”), based in British Columbia, Canada. Airshore, with annual revenue of approximately $5.0 million, provides stabilization struts for collapsed buildings and vehicles, high-and-low pressure lifting bags and forcible entry tools for the fire and rescue markets. Airshore operates as part of HEG in the Fire & Safety/Diversified Products Segment. The Company acquired Airshore for a purchase price of $12.6 million, consisting entirely of cash. Goodwill and intangible assets recognized as part of this transaction were $7.7 million and $4.0 million, respectively. The $7.7 million of goodwill is deductible for tax purposes.

On February 28, 2006, the Company acquired the stock of JUN-AIR International A/S (“JUN-AIR”), based in Norresundby, Denmark. JUN-AIR, with annual revenue of approximately $22.0 million, is a provider of low decibal, ultra quiet vacuum compressors suitable to medical, dental and laboratory applications. JUN-AIR operates as part of Gast in the Health & Science Technologies Segment. The Company acquired JUN-AIR for an aggregate purchase price of $22.4 million, consisting of $15.3 million in cash and debt of approximately $7.1 million. Goodwill and intangible assets recognized as part of this transaction were $9.6 million and $3.7 million, respectively. The $9.6 million of goodwill is not deductible for tax purposes.

On May 2, 2006, the Company acquired the stock of Eastern Plastics, Inc. (“Eastern Plastics”), a provider of high-precision integrated fluidics and associated engineered plastics solutions. Based in Bristol, Connecticut with annual revenues of approximately $30.0 million, Eastern Plastics products are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. The Company acquired Eastern Plastics for a purchase price of $92.4 million, consisting entirely of cash. Eastern Plastics operates as a part of HST Core in the Health & Science Technologies Segment. Goodwill and intangible assets recognized as part of this transaction were $59.3 million and $19.1 million, respectively. The $59.3 million of goodwill is deductible for tax purposes.

On October 3, 2006, the Company acquired the stock of Banjo Corporation (“Banjo”), a provider of special purpose, severe duty pumps, valves, fittings and systems used in liquid handling. Based in Crawfordsville, Indiana, with annual revenues of approximately $44.0 million, Banjo’s products are used in agricultural and industrial applications. The Company acquired Banjo for a purchase price of $184.5 million, primarily with financing

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided by borrowings under the Company’s Credit Facility. Banjo operates as a stand-alone business in the Fluid & Metering Technologies Segment. Goodwill and intangible assets recognized as part of this transaction were $102.1 million and $99.5 million, respectively. The $102.1 million of goodwill is not deductible for tax purposes.

On December 1, 2006, the Company acquired the stock of Toptech Systems, Inc. (“Toptech”), a leading provider of terminal automation systems used in the custody transfer and control of high-value fluids and gases. Based in Longwood, Florida, with annual revenues of approximately $22.0 million, Toptech’s products include terminal automation hardware and software used by customers in the oil, gas and refined fuels markets to control and manage inventories, as well as transactional data and invoicing. The Company acquired Toptech for a purchase price of $55.0 million, primarily financed by borrowings under the Company’s Credit Facility. Toptech operates as part of the Liquid Controls business in its Fluid & Metering Technologies Segment. Goodwill and intangible assets recognized as part of this transaction were $31.6 million and $20.6 million, respectively. The $31.6 million of goodwill is deductible for tax purposes.

The results of operations for these acquisitions have been included within the Company’s financial results from the date of the acquisition. The Company does not consider these acquisitions to be material to its results of operations for any of the periods presented.

14.	Discontinued Operations

On July 11, 2006, the Company sold Lubriquip, its lubricant dispensing business that operated as part of the Company’s Dispensing Equipment Segment, resulting in an after-tax gain of $16.7 million.

On August 13, 2007, the Company completed the sale of Halox, its chemical and electrochemical systems product line operating as a unit of Pulsafeeder in IDEX’s Fluid & Metering Technologies Segment, resulting in an after-tax loss of $0.1 million, offset by a $0.1 million income adjustment from the sale of Lubriquip.

Summarized results of the Company’s discontinued operations are as follows:

	December 31,
	2007	2006
	(In thousands)

Revenue	$1,428	$18,149

Income (loss) from discontinued operations before income taxes	$(1,106)	$525
Income tax benefit (provision)	387	(231)

Sub-total	(719)	294
Net gain on sale of discontinued operations, net of tax	—	12,655

Income (loss) from discontinued operations	$(719)	$12,949

15.	Share-Based Compensation

The Company maintains two share-based compensation plans for executives, non-employee directors, and certain key employees which authorize the granting of stock options, unvested shares, unvested share units, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of December 31, 2008 totals 7.1 million, of which 2.6 million shares were available for future issuance. Stock options granted under these plans are generally non-qualified, and are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Substantially all of the options issued to employees prior to 2005 become exercisable in five equal installments, while the majority of options issued to employees in 2005 and after become exercisable in four equal installments, beginning one year from the date of grant, and generally expire 10 years from the date of grant. Stock options granted to non-employee directors cliff vest after one or two years. Unvested share and unvested share unit awards generally cliff vest after three or four

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years for employees, and three years for non-employee directors. The Company issued 583,000, 134,000 and 155,000 of unvested shares as compensation to key employees in 2008, 2007 and 2006, respectively. Of the shares granted in 2008, 242,800 of the shares vest 50% on April 8, 2011 and 50% on April 8, 2013, but such vesting may be accelerated if the Company’s share price for any five consecutive trading days equals or exceeds $65.90 (twice the closing price of the shares on the date of grant). Also, 74,000 of the 2008 shares issued vest 16.67% on April 8, 2009 and April 8, 2010, respectively, and the remaining 66.66% vest April 8, 2011. The remaining unvested shares granted in 2008 and the 2007 and 2006 unvested shares contain a cliff vesting feature and vest either three or four years after the grant date for employees and three years for non-employee directors.

All unvested shares carry dividend and voting rights, and the sale of the shares is restricted prior to the date of vesting.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R) using the modified prospective method, and thus did not restate any prior period amounts. Under this method, compensation cost in the twelve months ending December 31, 2008, 2007 and 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Binomial lattice option-pricing model. Weighted average option fair values and assumptions for the period specified are disclosed in the following table:

	Years Ended December 31,
	2008		2007		2006

Weighted average fair value of grants	$8.81		$9.55		$9.61
Dividend yield	1.46%		1.37%		1.21%
Volatility	31.51%		30.59%		30.76%
Risk-free interest rate	1.68	% - 5.33%	4.23	% - 4.92%	4.71	% - 5.00%
Expected life (in years)	5.28		4.64		4.93

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•	The Company uses historical data to estimate the expected life of the option. The expected life assumption for the years ended December 31, 2008, 2007 and 2006 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the years ended December 31, 2008, 2007 and 2006, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s general policy is to issue new shares of common stock to satisfy stock option exercises or grants of unvested shares.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation cost for stock options is as follows:

	2008	2007	2006
	(In thousands)

Cost of goods sold	$1,043	$999	$1,008
Selling, general and administrative expenses	7,175	7,330	6,591

Total expense before income taxes	8,218	8,329	7,599
Income tax benefit	(2,585)	(3,032)	(2,606)

Total expense after income taxes	$5,633	$5,297	$4,993

Total compensation cost for unvested shares is as follows:

	2008	2007	2006
	(In thousands)

Cost of goods sold	$79	$28	$13
Selling, general and administrative expenses	6,717	4,213	3,086

Total expense before income taxes	6,796	4,241	3,099
Income tax benefit	(1,108)	(827)	(493)

Total expense after income taxes	$5,688	$3,414	$2,606

Recognition of compensation cost was consistent with recognition of cash compensation for the same employees. Compensation cost capitalized as part of inventory was immaterial.

As of December 31, 2008, there was $11.9 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.3 years. As of December 31, 2008, there was $14.0 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.3 years.

A summary of the Company’s stock option activity as of December 31, 2008, and changes during the year ended December 31, 2008 is presented in the following table:

		Weighted	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
Stock Options	Shares	Price	Contractual Term	Value

Outstanding at January 1, 2008	5,408,697	$24.09
Granted	1,065,134	32.77
Exercised	(587,416)	17.76
Forfeited/Expired	(400,519)	31.96

Outstanding at December 31, 2008	5,485,896	$25.87	6.55	$16,785,351

Vested and expected to vest at December 31, 2008	5,273,405	$25.59	6.46	$16,761,108
Exercisable at December 31, 2008	3,197,003	$21.82	5.39	$15,587,959

The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period, and the grant price. The total intrinsic value of options exercised in 2008, 2007 and 2006, was $10.4 million, $17.3 million and $18.6 million, respectively. In 2008, 2007 and 2006, cash received from options exercised was $10.4 million, $14.0 million and $17.2 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $3.1 million, $6.3 million and $6.8 million, respectively.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s unvested share activity as of December 31, 2008, and changes during the year ending December 31, 2008 is presented in the following table:

		Weighted-Average
		Grant Date Fair
Unvested Shares	Shares	Value

Nonvested at January 1, 2008	551,664	$28.71
Granted	583,182	33.00
Vested	(106,365)	23.47
Forfeited	(125,281)	32.48

Nonvested at December 31, 2008	903,200	31.57

Generally, unvested share grants accrue dividends and their fair value is equal to the market price of the Company’s stock at the date of the grant.

16.	Retirement Benefits

The Company adopted SFAS No. 158 effective December 31, 2006, which amends certain requirements of SFAS Nos. 87, 88, 106 and 132(R). Under SFAS No. 158, companies are required to report the plan’s funded status on their balance sheets. The difference between the plan’s funded status and its current balance sheet position is recognized, net of tax, as a component of Accumulated other comprehensive income (loss).

The Company sponsors several qualified and nonqualified pension plans and other postretirement plans for its employees. The Company uses a measurement date of December 31 for its defined benefit pension plans and post retirement medical plans. In 2008, the Company adopted the measurement date provisions of SFAS. No. 158. Those provisions require the measurement date of plan assets and liabilities to coincide with the sponsor’s year end. Using the alternative approach for those defined benefit plans where the measurement date was not consistent with our year end, we recorded a decrease to Retained Earnings of $0.5 million, or $0.4 million after taxes, and an increase in Accumulated other comprehensive income (loss) of $0.1 million.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over the two-year period ended December 31, 2008, and a statement of the funded status at December 31 for both years:

	Pension Benefits
	2008		2007		Other Benefits
	U. S.	Non-U. S.	U. S.	Non-U. S.	2008	2007
	(In thousands)

CHANGE IN BENEFIT OBLIGATION
Obligation at January 1	$71,507	$34,711	$76,922	$32,413	$21,890	$23,338
SFAS No. 158 measurement date adjustment	—	589	—	—	—	—
Service cost	1,765	932	1,876	874	607	611
Interest cost	4,484	1,901	4,288	1,626	1,328	1,230
Plan amendments	501	9	—	—	—	—
Benefits paid	(4,761)	(1,475)	(7,388)	(869)	(1,058)	(1,230)
Actuarial gain	(551)	(1,563)	(4,191)	(2,183)	(445)	(2,433)
Currency translation	—	(6,377)	—	2,026	(555)	374
Acquisitions	—	8,043	—	465	—	—
Curtailments/settlements	(256)	—	—	(176)	—	—
Other	—	41	—	535	—	—

Obligation at December 31	$72,689	$36,811	$71,507	$34,711	$21,767	$21,890

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	$63,612	$18,301	$64,457	$16,852	$—	$—
Actual return on plan assets	(19,523)	(1,670)	3,531	852	—	—
Employer contributions	902	1,432	3,012	923	1,058	1,230
Benefits paid	(4,761)	(1,475)	(7,388)	(869)	(1,058)	(1,230)
Currency translation	—	(4,587)	—	459	—	—
Settlements	(256)	—	—	—	—	—
Other	—	(26)	—	84	$—	—

Fair value of plan assets at December 31	$39,974	$11,975	$63,612	$18,301	$—	$—

Funded status at December 31	$(32,715)	$(24,836)	$(7,895)	$(16,410)	$(21,767)	$(21,890)
Contributions after measurement date	—	—	—	233	—	—

Net amount recognized at December 31	$(32,715)	$(24,836)	$(7,895)	$(16,177)	$(21,767)	$(21,890)

COMPONENTS ON THE CONSOLIDATED BALANCE SHEETS
Current liabilities	$(651)	$(876)	$(659)	$(671)	$(1,303)	$(1,168)
Noncurrent liabilities	(32,064)	(23,960)	(7,236)	(15,506)	(20,464)	(20,722)

Net liability at December 31	$(32,715)	$(24,836)	$(7,895)	$(16,177)	$(21,767)	$(21,890)

The accumulated benefit obligation for all defined benefit pension plans was $103.3 million and $99.9 million at December 31, 2008 and 2007, respectively. For plans with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets was $109.5 million, $103.3 million and $51.9 million, respectively, at December 31, 2008, and $26.5 million, $25.3 million and

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.1 million, respectively, at December 31, 2007. For plans with a projected benefit obligation in excess of plan assets, the projected benefit obligation and fair value of plan assets were $109.5 million and $51.9 million, respectively at December 31, 2008 and $104.3 million and $79.9 million, respectively at December 31, 2007.

The weighted average assumptions used in the measurement of the Company’s benefit obligation at December 31, 2008 and 2007, were as follows:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007

Discount rate	6.30%	6.40%	5.73%	5.48%
Rate of compensation increase	4.00%	4.00%	3.17%	3.92%

The pretax amounts recognized in Accumulated other comprehensive (income) loss as of December 31, 2008 and 2007 were as follows:

	Pension Benefits
	2008		2007		Other Benefits
	U.S.	Non-U.S.	U.S.	Non-U.S	2008	2007
	(In thousands)

Initial net obligation	$—	$—	$46	$—	$—	$—
Prior service cost (credit)	1,047	8	894	—	(330)	(364)
Net loss	41,403	7,662	19,111	8,453	1,991	2,743

Total	$42,450	$7,670	$20,051	$8,453	$1,661	$2,379

The amounts in Accumulated other comprehensive loss as of December 31, 2008, that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows:

		Non-U.S.	Other
	U.S. Pension	Pension Benefit	Post-Retirement
	Benefit Plans	Plans	Benefit Plans	Total
	(In thousands)

Prior service cost (credit)	$313	$1	$(17)	$297
Net loss	4,556	356	63	4,975

Total	$4,869	$357	$46	$5,272

The following tables provide the components of, and the weighted average assumptions used to determine, the net periodic benefit cost for the plans in 2008, 2007 and 2006:

	Pension Benefits
	2008		2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
			(In thousands)

Service cost	$1,765	$932	$1,876	$874	$2,128	$726
Interest cost	4,484	1,901	4,288	1,626	4,359	1,235
Expected return on plan assets	(5,169)	(1,017)	(5,242)	(1,075)	(5,175)	(829)
Net amortization	2,244	381	2,730	715	3,587	540
Other	—	—	—	—	2,186	—

Net periodic benefit cost	$3,324	$2,197	$3,652	$2,140	$7,085	$1,672

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Benefits
	2008	2007	2006
	(In thousands)

Service cost	$607	$611	$478
Interest cost	1,328	1,230	1,211
Net amortization	137	227	373

Net periodic benefit cost	$2,072	$2,068	$2,062

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006

Discount rate	6.40%	5.80%	5.50%	5.48%	4.80%	4.79%
Expected return on plan assets	8.50%	8.50%	8.50%	5.82%	6.00%	5.81%
Rate of compensation increase	4.00%	4.00%	4.00%	3.92%	3.72%	3.85%

The following table provides pretax amounts recognized in Accumulated other comprehensive income (loss) in 2008:

	Pension Benefits
			Other
	U.S.	Non-U.S.	Benefits
	(In thousands)

Net gain (loss) in current year	$(24,141)	$(1,382)	$555
Prior service cost	(502)	(9)	—
Amortization of transition obligation	46	—	—
Amortization of prior service cost (credit)	348	—	(19)
Amortization of net loss	1,850	381	156
Exchange rate effect on amounts in OCI	—	1,695	26

Total	$(22,399)	$685	$718

The discount rates for our plans are derived by matching the plan’s cash flows to a yield curve that provides the equivalent yields on zero-coupon bonds for each maturity. The discount rate selected is the rate that produces the same present value of cash flows.

In selecting the expected rate of return on plan assets, the Company considers the historical returns and expected returns on plan assets. The expected returns are evaluated using asset return class, variance and correlation assumptions based on the plan’s target asset allocation and current market conditions.

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active participants. Costs of bargaining unit-sponsored multi-employer plans and defined contribution plans were $9.8 million, $9.4 million and $7.8 million for 2008, 2007 and 2006, respectively.

For measurement purposes, an 8% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. The rate was assumed to decrease gradually each year to a rate of 5.50% for 2014, and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in the assumed health care cost trend rates would increase the service and interest cost components of the net periodic benefit cost by $0.2 million and the health care component of the accumulated postretirement benefit obligation by $1.9 million. A 1% decrease in the assumed

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

health care cost trend rate would decrease the service and interest cost components of the net periodic benefit cost by $0.1 million and the health care component of the accumulated postretirement benefit obligation by $1.6 million.

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2008 and 2007, by asset category, were as follows:

	2008	2007

Equity securities	53%	61%
Fixed income securities	43	35
Other	4	4

Total	100%	100%

Investment Policies and Strategies

The investment objectives of the Company’s plan assets are to earn the highest possible rate of return consistent with the tolerance for risk as determined periodically by the Company in its role as a fiduciary. The general guidelines of asset allocation of fund assets are that “equities” will represent from 55% to 75% of the market value of total fund assets with a target of 66%, and “fixed income” obligations, including cash, will represent from 25% to 45% with a target of 34%. The term “equities” includes common stock, convertible bonds and convertible stock. The term “fixed income” includes preferred stock and/or contractual payments with a specific maturity date. The Company strives to maintain asset allocations within the designated ranges by conducting periodic reviews of fund allocations and plan liquidity needs, and rebalancing the portfolio accordingly. The total fund performance is monitored and results measured using a 3- to 5-year moving average against long-term absolute and relative return objectives to meet actuarially determined forecasted benefit obligations. No restrictions are placed on the selection of individual investments by the qualified investment fund managers. The performance of the investment fund managers is reviewed on a regular basis, using appointed professional independent advisors. As of December 31, 2008 and 2007, there were no shares of the Company’s stock held in plan assets.

Cash Flows

The Company expects to contribute approximately $11.7 million to its defined benefit plans, $9.9 million to its defined contribution plans and $1.3 million to its other postretirement benefit plans in 2009.

Estimated Future Benefit Payments

The future estimated benefit payments for the next five years and the five years thereafter are as follows: 2009 — $7.2 million; 2010 — $7.7 million; 2011 — $8.1 million; 2012 — $8.6 million; 2013-$8.8 million; 2014 to 2018 — $50.9 million.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007. All periods in 2007 have been presented to reflect discontinued operations (see Note 14).

	2008 Quarters				2007 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$371,662	$397,310	$365,193	$355,306	$333,268	$344,482	$334,884	$345,997
Gross profit	155,167	163,208	146,397	139,137	139,664	147,534	137,665	143,586
Operating income(1)(2)	68,099	73,808	29,417	41,108	61,552	68,865	63,148	61,518
Income from continuing operations	41,379	46,054	19,075	24,852	36,831	41,835	38,817	38,381
Income (loss) from discontinued operations, net of tax	—	—	—	—	(164)	(205)	(405)	55

Net income	$41,379	$46,054	$19,075	$24,852	$36,667	$41,630	$38,412	$38,436

Basic EPS from continuing operations	$.51	$.57	$.23	$.31	$.46	$.52	$.48	$.47
Basic EPS from discontinued operations	—	—	—	—	—	—	—	—

Basic EPS	$.51	$.57	$.23	$.31	$.46	$.52	$.48	$.47

Diluted EPS from continuing operations	$.50	$.56	$.23	$.31	$.45	$.51	$.47	$.47
Diluted EPS from discontinued operations	—	—	—	—	—	—	—	—

Diluted EPS	$.50	$.56	$.23	$.31	$.45	$.51	$.47	$.47

Basic weighted average shares outstanding	81,067	81,322	81,572	80,529	80,264	80,595	80,832	80,975
Diluted weighted average shares outstanding	82,288	82,746	82,957	81,289	81,677	82,046	82,311	82,363

(1)	Third quarter 2008 operating income includes a $30.1 million goodwill impairment charge for Fluid Management Americas.

(2)	Third and fourth quarter 2008 operating income includes a restructuring charge of $5.3 million and $12.7 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation as a result of adopting Financial Accounting Standards Board (FASB) Statement No. 123(R), Share Based Payment. As discussed in Note 16, effective December 31, 2006, the Company changed its method of accounting for pensions and other postretirement benefits as a result of adopting FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche
Deloitte & Touche LLP

Chicago, Illinois
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Richter Chemie-Technik GmbH, iPEK Spezial-TV GmbH, Integrated Environmental Group Ltd, and Semrock, Inc. which were acquired in October 2008 and Innovadyne Technologies, Inc. which was acquired in November 2008. This exclusion represented approximately 1.7 percent of total sales and 1.2 percent of net income as well as 14.3 percent of net assets and 13.9 percent of total assets for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Richter Chemie-Technik GmbH, iPEK Spezial-TV GmbH, Integrated Environmental Group Ltd, Semrock, Inc, and Innovadyne Technologies, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche
Deloitte & Touche LLP

Chicago, Illinois
February 26, 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company completed the acquisitions of Richter, iPEK, IETG and Semrock in October 2008 and Innovadyne in November 2008. Due to the timing of the acquisitions, management has excluded these acquisitions from our evaluation of effectiveness of internal controls over financial reporting. This exclusion represented approximately 1.7 percent of total sales and 1.2 percent of net income as well as 14.3 percent of net assets and 13.9 percent of total assets for the year ended December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Lawrence D. Kingsley
Lawrence D. Kingsley
Chairman of the Board and Chief Executive Officer

/s/  Dominic A. Romeo
Dominic A. Romeo
Vice President and Chief Financial Officer

Northbrook, Illinois
February 27, 2009

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

The information set forth under the captions “Report of Independent Registered Public Accounting Firm” and “Management’s Report on Internal Control Over Financial Reporting” on pages 66 — 69 of Part II. Item 8. Financial Statements and Supplementary Data is incorporated herein by reference.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the three months ended December 31, 2008, the Company implemented a new ERP system at one of our business units. The Company believes that effective internal control over financial reporting was maintained during and after this conversion.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information under the subheading “Information Regarding the Board of Directors and Committees,” in the Company’s 2009 Proxy Statement is incorporated herein by reference. Information regarding executive officers of the Company is located in Part I. Item 1. of this report under the caption “Executive Officers of the Registrant.”

The Company has adopted a Code of Business Conduct and Ethics applicable to the Company’s directors, officers (including the Company’s principal executive officer and principal financial & accounting officer) and employees. The Code of Business Conduct and Ethics, along with the Audit Committee Charter, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines are available on the Company’s website at www.idexcorp.com.

In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer or principal financial & accounting officer, we intend to disclose the same on the Company’s website.

Item 11.	Executive Compensation.

Information under the heading “Executive Compensation” in the Company’s 2009 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information under the heading “Security Ownership” in the Company’s 2009 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2008.

Number of Securities
	Number of Securities	Weighted-Average	Remaining Available
	To be Issued Upon	Exercise Price of	for
	Exercise of	Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants	Equity Compensation
Plan Category	Warrants and Rights	and rights	Plans(1)(2)

Equity compensation plans approved by the Company’s shareholders	5,512,251	$25.84	2,666,216

Total	5,512,251	$25.84	2,666,216

(1)	Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.

(2)	All Deferred Compensation Units (DCUs) issued under the Directors Deferred Compensation Plan and Deferred Compensation Plan for Non-officer Presidents are to be issued under the Incentive Award Plan and any DCUs remaining in these plans were eliminated by Shareholder approval on April 8, 2008. DCU’s issued under the Deferred Compensation Plan for Officers continue to be issued under the Incentive Award Plan.

The number of DCUs is determined by dividing the amount deferred by the closing price of the Company’s Common Stock the day before the date of deferral. The DCUs are entitled to receive dividend equivalents which are reinvested in DCUs based on the same formula for investment of a participant’s deferral. Since Deferred Compensation is payable upon separation of service within the meaning of Internal Revenue Code Section 409A of the Internal Revenue Code, no benefits are payable prior to the date that is six months after the date of separation of service, or the date of death of the employee, if earlier.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

No certain relationships exist. Information under the heading “Information Regarding the Board of Directors and Committees” in the Company’s 2009 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the heading “Principal Accountant Fees and Services” in the Company’s 2009 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(A) 1. Financial Statements

Consolidated financial statements filed as part of this report are listed under Part II. Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

2. Financial Statement Schedule

2008 Form
10-K Page

Schedule II — Valuation and Qualifying Accounts	66

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements of IDEX or the Notes thereto.

3. Exhibits

The exhibits filed with this report are listed on the “Exhibit Index.”

(B) Exhibit Index

Reference is made to the Exhibit Index beginning on page 69 hereof.

IDEX CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

		Charged
	Balance	to Costs			Balance
	Beginning	and			End of
Description	of Year	Expenses(1)	Deductions(2)	Other(3)	Year
		(In thousands)

Year Ended December 31, 2008:
Deducted from assets to which they apply:
Allowance for Doubtful Accounts	$5,746	$1,379	$1,621	$96	$5,600
Year Ended December 31, 2007:
Deducted from assets to which they apply:
Allowance for Doubtful Accounts	3,545	2,636	625	190	5,746
Year Ended December 31, 2006:
Deducted from assets to which they apply:
Allowance for Doubtful Accounts	3,684	553	746	54	3,545

(1)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.

(2)	Represents uncollectible accounts, net of recoveries.

(3)	Represents acquisition, divestiture, translation and reclassification adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEX CORPORATION

By:	/s/ DOMINIC A. ROMEO
Dominic A. Romeo
Vice President and Chief Financial Officer

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAWRENCE D. KINGSLEY Lawrence D. Kingsley	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ DOMINIC A. ROMEO Dominic A. Romeo	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ BRADLEY J. BELL Bradley J. Bell	Director	February 27, 2009

/s/ RUBY R. CHANDY Ruby R. Chandy	Director	February 27, 2009

/s/ WILLIAM M. COOK William M. Cook	Director	February 27, 2009

/s/ FRANK S. HERMANCE Frank S. Hermance	Director	February 27, 2009

/s/ GREGORY F. MILZCIK Gregory F. Milzcik	Director	February 27, 2009

/s/ NEIL A. SPRINGER Neil A. Springer	Director	February 27, 2009

/s/ MICHAEL T. TOKARZ Michael T. Tokarz	Director	February 27, 2009

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on April 21, 1988)
3	.1(a)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235)
3	.1(b)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1(b) to the Current Report of IDEX on Form 8-K March 24, 2005, Commission File No. 1-10235)
3.2		Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on July 17, 1989)
3	.2(a)	Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on February 12, 1990)
4.1		Restated Certificate of Incorporation and By-Laws of IDEX Corporation (filed as Exhibits No. 3.1 through 3.2(a))
4.4		Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)
4.5		Credit Agreement, dated as of December 21, 2006, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the Other Financial Institutions Party Hereto (incorporated by reference to Exhibit 10.1 to the Current Report of IDEX on Form 8-K dated December 22, 2006, Commission File No. 1-10235)
4.6		Credit Lyonnais Uncommitted Line of Credit, dated as of December 3, 2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)
4	.6(a)	Amendment No. 8 dated as of December 12, 2007 to the Credit Lyonnais Uncommitted Line of Credit Agreement dated December 3, 2001 (incorporated by reference to Exhibit 4.6(a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2007, Commission File No. 1-10235)
10	.1**	Revised and Restated IDEX Management Incentive Compensation Plan for Key Employees Effective January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2003, Commission File No. 1-10235)
10	.2**	Form of Indemnification Agreement of IDEX Corporation (incorporated by reference to Exhibit No. 10.23 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-28317, as filed on April 26, 1989)
10	.3**	IDEX Corporation Amended and Restated Stock Option Plan for Outside Directors adopted by resolution of the Board of Directors dated as of January 25, 2000 (incorporated by reference to Exhibit No. 10.1 of the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2000, Commission File No. 10-10235)
10	.3(a)**	First Amendment to IDEX Corporation Amended and Restated Stock Option Plan for Outside Directors, adopted by resolution of the Board of Directors dated as of November 20, 2003 (incorporated by reference to Exhibit 10.6(a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2003)
10	.4**	Non-Qualified Stock Option Plan for Non-Officer Key Employees of IDEX Corporation (incorporated by reference to Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1992, Commission File No. 1-102351)

Exhibit
Number		Description

10	.5**	Third Amended and Restated 1996 Stock Option Plan for Non-Officer Key Employees of IDEX Corporation dated January 9, 2003 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of IDEX, Registration No. 333-104768, as filed on April 25, 2003)
10	.6**	Non-Qualified Stock Option Plan for Officers of IDEX Corporation (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1992, Commission File No. 1-102351)
10	.7**	First Amended and Restated 1996 Stock Plan for Officers of IDEX Corporation (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 1-102351)
10	.8**	2001 Stock Plan for Officers dated March 27, 2001 (incorporated by reference to Exhibit No. 10.2 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 1-10235)
10	.9**	IDEX Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1992, Commission File No. 1-102351)
10	.10**	Second Amended and Restated IDEX Corporation Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.14(b) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1997, Commission File No. 1-10235)
10	.11**	IDEX Corporation 1996 Deferred Compensation Plan for Officers (incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-8 of IDEX, et al., Registration No. 333-18643, as filed on December 23, 1996)
10	.11(a)**	First Amendment to the IDEX Corporation 1996 Deferred Compensation Plan for Officers, dated March 23, 2004 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2004)
10	.12**	IDEX Corporation 1996 Deferred Compensation Plan for Non-Officer Presidents (incorporated by reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 of IDEX, et al., Registrant No. 333-18643, as filed on December 23, 1996)
10	.13**	Letter Agreement between IDEX Corporation and John L. McMurray, dated April 24, 2000 (incorporated by reference to Exhibit No. 10.17(a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)
10	.14**	Letter Agreement between IDEX Corporation and Dominic A. Romeo, dated December 1, 2003 (incorporated by reference to Exhibit No. 10.21 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2005)
10	.15**	Unvested Stock Award Agreement between IDEX Corporation and Dominic A. Romeo, dated January 14, 2004 (incorporated by reference to Exhibit No. 10.22 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2003)
10	.16**	Employment Agreement between IDEX Corporation and Lawrence D. Kingsley, dated July 21, 2004 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended September 30, 2004)
10	.16 (a)**	First Amendment to Employment Agreement between IDEX Corporation and Lawrence D. Kingsley, dated March 22, 2005 (incorporated by reference to Exhibit 10.20(a) to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)
10	.17**	Unvested Stock Award Agreement between IDEX Corporation and Lawrence D. Kingsley, dated August 23, 2004 (incorporated by reference to Exhibit No. 10.01 to the Periodic Report of IDEX on Form 8-K filed on August 26, 2004)
10	.18**	Unvested Stock Award Agreement between IDEX Corporation and Lawrence D. Kingsley, dated March 22, 2005 (incorporated by reference to Exhibit No. 10.25 to the Current Report of IDEX on Form 8-K filed dated March 24, 2005, Commission File No. 1-10235)
10	.19**	Form Stock Option Agreement (incorporated by reference to Exhibit 10.23 to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)

Exhibit
Number		Description

10	.20**	Form Unvested Stock Agreement (incorporated by reference to Appendix A of the Proxy Statement of IDEX Corporation, dated February 25, 2005, Commission File No. 1-10235)
10	.21**	IDEX Corporation Incentive Award Plan (incorporated by reference to Exhibit 10.24 to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)
10	.22**	Letter Agreement between IDEX Corporation and Frank J. Notaro, dated April 24, 2000 (incorporated by reference to Exhibit 10.25 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2005, Commission File No. 1-10235)
10	.23**	Definitive agreement to acquire Nova Technologies Corporation, dated November 13, 2007, (incorporated by reference to exhibit 10.1 to the Current Report of IDEX on Form 8-K dated November 16, 2007, Commission File No. 1-10235)
10	.24**	IDEX Corporation Incentive Award Plan (as Amended and Restated) (incorporated by reference to Appendix A of the Proxy Statement of IDEX Corporation, filed March 7, 2008, Commission File No. 1-10235)
10	.25**	IDEX Corporation Restricted Stock Award Agreement with Lawrence Kingsley, dated April 8, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report of IDEX Corporation on Form 8-K, dated April 8, 2008, Commission File No. 1-10235)
10	.26**	IDEX Corporation Restricted Stock Award Agreement with Dominic Romeo, dated April 8, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report of IDEX Corporation on Form 8-K, dated April 8, 2008, Commission File No. 1-10235)
10	.27**	Form of IDEX Corporation Restricted Stock Award Agreement, dated April 8, 2008 (incorporated by reference to Exhibit 10.4 to the Current Report of IDEX Corporation on Form 8-K, dated April 8, 2008, Commission File No. 1-10235)
*10	.28**	Second Amendment to Employment Agreement between IDEX Corporation and Lawrence D. Kingsley, dated December 8, 2008
*10	.29**	Separation Agreement between IDEX Corporation and Bradley Spiegel, dated December 19, 2008
*12		Ratio of Earnings to Fixed Charges
*13		The portions of IDEX Corporation’s 2008 Annual Report to Shareholders, which are specifically incorporated by reference.
*21		Subsidiaries of IDEX
*23		Consent of Deloitte & Touche LLP
*31	.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
*31	.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
*32	.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
*32	.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Filed herewith

**	Management contract or compensatory plan or agreement.