Form 10-Q
period 2009-03-31
IDEX CORP /DE/
filed 2009-05-08
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

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

Number of shares of common stock of IDEX Corporation outstanding as of April 30, 2009: 80,693,173 (net of treasury shares).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$63,097	$61,353
Receivables, less allowance for doubtful accounts of $5,960 at March 31, 2009 and $5,600 at December 31, 2008	205,730	205,269
Inventories	176,805	181,200
Other current assets	31,867	32,866

Total current assets	477,499	480,688
Property, plant and equipment — net	179,897	186,283
Goodwill	1,152,015	1,167,063
Intangible assets — net	292,949	303,226
Other noncurrent assets	8,898	14,540

Total assets	$2,111,258	$2,151,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$84,971	$87,304
Accrued expenses	98,668	117,186
Short-term borrowings	1,786	5,856
Dividends payable	—	9,523

Total current liabilities	185,425	219,869
Long-term borrowings	541,766	548,144
Deferred income taxes	137,834	141,984
Other noncurrent liabilities	93,028	97,020

Total liabilities	958,053	1,007,017

Commitment and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value Issued: 83,125,962 shares at March 31, 2009 and 82,786,045 shares at December 31, 2008	831	828
Additional paid-in capital	383,861	377,154
Retained earnings	844,891	822,286
Treasury stock at cost: 2,515,501 shares at March 31, 2009 and 2,483,955 shares at December 31, 2008	(55,597)	(55,393)
Accumulated other comprehensive loss	(20,781)	(92)

Total shareholders’ equity	1,153,205	1,144,783

Total liabilities and shareholders’ equity	$2,111,258	$2,151,800

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$326,613	$371,662
Cost of sales	203,419	219,182

Gross profit	123,194	152,480
Selling, general and administrative expenses	81,782	87,068
Restructuring expenses	2,251	—

Operating income	39,161	65,412
Other income (expense) — net	(191)	175
Interest expense	4,821	5,666

Income before income taxes	34,149	59,921
Provision for income taxes	11,544	20,318

Net earnings	$22,605	$39,603

Basic earnings per common share	$0.28	$0.49

Diluted earnings per common share	$0.28	$0.48

Share data:
Basic weighted average common shares outstanding	79,513	81,067
Diluted weighted average common shares outstanding	80,219	82,288

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
				Net
				Actuarial
				Losses
				and Prior
				Service
				Costs on
				Pensions	Cumulative
				and Other	Unrealized
	Common Stock			Post-	Losses
	and Additional		Cumulative	Retirement	on Derivatives		Total
	Paid-In	Retained	Translation	Benefit	Designated as Cash	Treasury	Shareholders’
	Capital	Earnings	Adjustment	Plans	Flow Hedges	Stock	Equity

Balance, December 31, 2008, as previously stated	$377,982	$845,396	$39,873	$(33,654)	$(6,642)	$(55,393)	$1,167,562

Impact of adopting change in accounting related to inventory (see Note 5)	—	(23,110)	331	—	—	—	(22,779)

Balance, December 31, 2008, as restated	$377,982	$822,286	$40,204	$(33,654)	$(6,642)	$(55,393)	$1,144,783

Net income	—	22,605	—	—	—	—	22,605
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	(19,695)	—	—	—	(19,695)
Amortization of retirement obligations	—	—	—	847	—	—	847
Unrealized loss on derivatives designated as cash flow hedges	—	—	—	—	(1,841)	—	(1,841)

Other comprehensive income	—	—	—	—	—	—	(20,689)

Comprehensive income	—	—	—	—	—	—	1,916

Issuance of 74,243 shares of common stock from exercise of stock options and deferred compensation plans, net of tax benefit	1,165	—	—	—	—	—	1,165
Share-based compensation	5,545	—	—	—	—	—	5,545
Unvested shares surrendered for tax withholding	—	—	—	—	—	(204)	(204)

Balance, March 31, 2009	$384,692	$844,891	$20,509	$(32,807)	$(8,483)	$(55,597)	$1,153,205

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended
	March 31,
	2009	2008

Cash flows from operating activities
Net income	$22,605	$39,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,591	8,087
Amortization of intangible assets	6,003	3,962
Amortization of debt issuance expenses	73	96
Stock-based compensation expense	5,545	2,915
Deferred income taxes	6,327	2,996
Excess tax benefit from stock-based compensation	(640)	(122)
Changes in (net of the effect from acquisitions):
Receivables	(5,025)	(18,577)
Inventories	213	(9,831)
Trade accounts payable	(721)	9,066
Accrued expenses	(18,024)	(4,150)
Other — net	(6,304)	(3,492)

Net cash flows provided by operating activities	17,643	30,553
Cash flows from investing activities
Additions to property, plant and equipment	(4,852)	(6,276)
Acquisition of businesses, net of cash acquired	—	(155,582)
Proceeds from fixed assets disposals	1,610	—
Change in restricted cash	—	140,005
Other — net	250	—

Net cash flows used in investing activities	(2,992)	(21,853)
Cash flows from financing activities
Borrowings under credit facilities	32,310	166,413
Payments under credit facilities	(37,271)	(22,301)
Payment of senior notes	—	(150,000)
Dividends paid	(9,523)	(9,789)
Proceeds from stock option exercises	1,116	525
Excess tax benefit from stock-based compensation	640	122
Other — net	(204)	(432)

Net cash flows used in financing activities	(12,932)	(15,462)
Effect of exchange rate changes on cash and cash equivalents	25	3,821

Net increase (decrease) in cash	1,744	(2,941)
Cash and cash equivalents at beginning of year	61,353	102,757

Cash and cash equivalents at end of period	$63,097	$99,816

Supplemental cash flow information
Cash paid for:
Interest	$5,119	$9,171
Income taxes	8,143	5,280
Significant non-cash activities:
Capital expenditures included in accounts payable	299	262

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Adoption of New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) (revised 2007), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company has adopted this statement for acquisitions at its effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 significantly changes the financial accounting and reporting for noncontrolling (or minority) interests in consolidated financial statements. The provisions of SFAS No. 160 in part; establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary; clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements; establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 effective January 2009 did not have an affect on the consolidated financial position, results of operations or cash flows of the Company.

Inventory

As of January 1, 2009, the Company changed its method for accounting for certain inventories from last-in, first-out (LIFO) to first-in, first-out (FIFO). The company applied this change in accounting principle retrospectively in accordance with SFAS No. 154, “Accounting Changes and Error Corrections” (see Note 5).

2.	Restructuring

During the past three quarters, we have recorded restructuring costs as a result of cost management efforts and facility closings. Accruals have been recorded based on these costs and primarily consist of employee termination benefits. We record accruals for employee termination benefits based on the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These expenses are included in Restructuring

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses in the Condensed Consolidated Statement of Operations while the restructuring accruals are included in accrued liabilities in our Condensed Consolidated Balance Sheets.

2009 Initiatives

During the three months ended March 31, 2009, the Company recorded pre-tax restructuring expenses totaling $2.3 million for employee severance related to employee reductions across various functional areas as well as facility closures resulting from the Company’s cost savings initiatives. The initiative included severance benefits for 180 employees. These employee reductions are expected to be completed by the end of 2009, with severance payments expected to be fully paid by mid-2010 using cash from operations.

2008 Initiatives

In 2008, the Company recorded pre-tax restructuring expenses totaling $18.0 million for employee severance related to employee reductions across various functional areas as well as facility closures resulting from our cost savings initiatives. The initiative included severance benefits for 380 employees. These employee reductions were completed by the end of 2008, with severance payments expected to be fully paid by the end of 2009 using cash from operations.

Pre-tax restructuring expenses, by segment, for the three months ended March 31, 2009 were as follows:

		Asset
	Severance	Write-downs
	Costs	& Exit
	(Reversals)	Costs	Total
	(in thousands)

Fluid & Metering Technologies	$812	$288	$1,100
Health & Science Technologies	657	191	848
Dispensing Equipment	(311)	381	70
Fire & Safety/Diversified Products	23	—	23
Corporate/Other	160	50	210

Total restructuring costs	$1,341	$910	$2,251

Restructuring accruals of $5.2 million and $9.3 million as of March 31, 2009 and December 31, 2008, respectively, are reflected in accrued liabilities in our Condensed Consolidated Balance Sheets as follows:

	2008	2009
	Initiatives	Initiatives	Total
	(in thousands)

Balance at January 1, 2009	$9,263	$—	$9,263
Restructuring costs/reversals	128	2,123	2,251
Payments/Utilization	(4,658)	(1,695)	(6,353)

Balance at March 31, 2009	$4,733	$428	$5,161

3.	Business Segments

The Company consists of four reporting segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment and Fire & Safety/Diversified Products.

The Fluid & Metering Technologies Segment produces pumps, flow meters, and related controls for the movement of liquids and gases in a diverse range of end markets from industrial infrastructure to food and beverage. The Health & Science Technologies Segment produces a wide variety of small-scale, highly accurate pumps,

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valves, fittings and medical devices, as well as compressors used in medical, dental and industrial applications. The Dispensing Equipment Segment produces highly engineered equipment for dispensing, metering and mixing

6.1

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

colorants, paints, inks and dyes, as well as refinishing equipment. The Fire & Safety/Diversified Products Segment produces firefighting pumps, rescue tools, lifting bags and other components and systems for the fire and rescue industry, as well as engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

Information on the Company’s business segments is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Net sales:
Fluid & Metering Technologies:
External customers	$156,731	$170,588
Intersegment sales	287	342

Total group sales	157,018	170,930

Health & Science Technologies:
External customers	72,028	82,407
Intersegment sales	2,160	1,235

Total group sales	74,188	83,642

Dispensing Equipment:
External customers	32,873	50,008
Intersegment sales	—	—

Total group sales	32,873	50,008

Fire & Safety/Diversified Products:
External customers	64,981	68,659
Intersegment sales	1	4

Total group sales	64,982	68,663

Intersegment elimination	(2,448)	(1,581)

Total net sales	$326,613	$371,662

Operating income:
Fluid & Metering Technologies	$22,618	$31,607
Health & Science Technologies	9,850	15,019
Dispensing Equipment	3,979	11,244
Fire & Safety/Diversified Products	13,571	17,730
Corporate office and other	(10,857)	(10,188)

Total operating income	$39,161	$65,412

4.	Earnings Per Common Share

Earnings per common share (“EPS”) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock equivalents consist of stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method, unvested shares, and shares issuable in connection with certain deferred compensation agreements (“DCUs”). Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months
	Ended
	March 31,
	2009	2008
	(In thousands)

Basic weighted average common shares outstanding	79,513	81,067
Dilutive effect of stock options, unvested shares, and DCUs	706	1,221

Diluted weighted average common shares outstanding	80,219	82,288

Options to purchase approximately 4.4 million and 2.0 million shares of common stock as of March 31, 2009 and 2008, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

5.	Inventories

Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

Prior to the first quarter of 2009, we valued certain inventories under the LIFO cost method. As of January 1, 2009, we changed our method of accounting for these inventories from the LIFO method to the FIFO method. As of December 31, 2008, the inventories for which the LIFO method of accounting was applied represented approximately 85% of total net inventories. We believe that this change is to a preferable method which better reflects the current cost of inventory on our consolidated balance sheets. Additionally, this change conforms all of our worldwide inventories to a consistent inventory costing method and provides better comparability to our peers. We applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” As a result of this accounting change, our retained earnings as of January 1, 2009 decreased to $822.3 million using the FIFO method from $845.4 million as originally

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported using the LIFO method. The following table summarizes the effect of the accounting change on our consolidated financial statements.

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
			As
	Computed	Effect	Computed		Effect
	Under Prior	of	Under	Originally	of	As
	Method	Change	FIFO	Reported	Change	Adjusted
	(Thousands, except per share data)

Statement of Operations:
Cost of sales	$200,467	$2,952	$203,419	$216,495	$2,687	$219,182
Income taxes	12,542	(998)	11,544	21,229	(911)	20,318
Net earnings	24,559	(1,954)	22,605	41,379	(1,776)	39,603
Per common share:
Basic earnings	0.31	(0.03)	0.28	0.51	(0.02)	0.49
Diluted earnings	0.31	(0.03)	0.28	0.50	(0.02)	0.48
Statement of Cash Flows:
Net earnings	24,559	(1,954)	22,605	41,379	(1,776)	39,603
Deferred income tax liability	7,325	(998)	6,327	3,907	(911)	2,996
Inventory working capital change	(2,739)	2,952	213	(12,892)	3,061	(9,831)
Net cash provided by operating activities	17,643	—	17,643	30,553	—	30,553

	March 31, 2009			December 31, 2008

Balance Sheet:
Inventories	$212,717	$(35,912)	$176,805	$214,160	$(32,960)	$181,200
Other current assets (prepaid taxes)	22,426	9,441	31,867	24,423	8,443	32,866
Accrued expenses (income tax payable)	98,054	614	98,668	116,572	614	117,186
Deferred income tax liability	140,186	(2,352)	137,834	144,336	(2,352)	141,984
Cumulative translation adjustment	20,178	262	20,440	39,873	331	40,204
Retained earnings	869,955	(25,064)	844,891	845,396	(23,110)	822,286

The revised components of inventories as of March 31, 2009 and December 31, 2008 were:

	March 31,	December 31,
	2009	2008
	(In thousands)

Raw materials and component parts	$108,914	$110,290
Work-in-process	22,184	22,483
Finished goods	45,707	48,427

Total	$176,805	$181,200

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2009, by reporting segment, were as follows:

	Fluid &	Health &		Fire & Safety/
	Metering	Science	Dispensing	Diversified
	Technologies	Technologies	Equipment	Products	Total
	(In thousands)

Balance at December 31, 2008	$524,387	$391,654	$103,470	$147,552	$1,167,063
Foreign currency translation	(6,215)	(1,257)	(5,165)	(3,415)	(16,052)
Acquisition adjustments	556	448	—	—	1,004

Balance at March 31, 2009	$518,728	$390,845	$98,305	$144,137	$1,152,015

For 2008 acquisitions, the Company is in the process of finalizing appraisals of tangible and intangible assets and is continuing to complete the preliminary purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities becomes known.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31st, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 31, 2008. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the three months ended March 31, 2009.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated	Average	Carrying	Accumulated
	Amount	Amortization	Life	Amount	Amortization
	(In thousands)

Amortizable intangible assets:
Patents	$11,619	$(5,572)	11	$11,795	$(5,550)
Trade names	61,763	(7,166)	16	62,805	(6,310)
Customer relationships	153,910	(20,301)	12	156,216	(16,601)
Non-compete agreements	4,539	(3,127)	4	4,569	(2,989)
Unpatented technology	34,337	(3,604)	14	35,527	(2,939)
Other	6,278	(1,827)	10	6,282	(1,679)

Total amortizable intangible assets	272,446	(41,597)		277,194	(36,068)
Banjo trade name	62,100	—		62,100	—

	$334,546	$(41,597)		$339,294	$(36,068)

The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

The components of accrued expenses as of March 31, 2009 and December 31, 2008 were:

	March 31,	December 31,
	2009	2008
	(In thousands)

Payroll and related items	$38,614	$45,162
Management incentive compensation	1,390	10,078
Income taxes payable	8,296	8,275
Deferred income taxes	852	1,469
Insurance	9,826	9,964
Warranty	3,897	3,751
Deferred revenue	2,177	2,600
Restructuring	5,161	9,263
Other	28,455	26,624

Total accrued expenses	$98,668	$117,186

8.	Borrowings

Borrowings at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)

Credit Facility	$443,606	$448,763
Term Loan	95,000	100,000
Other borrowings	4,946	5,237

Total borrowings	543,552	554,000
Less current portion	1,786	5,856

Total long-term borrowings	$541,766	$548,144

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. In 2008, the Credit Facility was amended to allow the Company to designate certain foreign subsidiaries as designated borrowers. Upon approval from the lenders, the designated borrowers will be allowed to receive loans under the Credit Facility. A designated borrower sublimit was established as the lesser of the aggregate commitments or $100.0 million. As of the amendment date, Fluid Management Europe B.V., (FME) was approved by the lenders as a designated borrower. FME’s borrowings under the Credit Facility at March 31, 2009 were approximately $76.6 million (Euro 58.0 million). As the FME borrowings under the Credit Facility are Euro denominated and the cash flows that will be used to make payments of principal and interest are predominately denominated in Euros, the Company does not anticipate any significant foreign exchange gains or losses in servicing this debt.

At March 31, 2009 there was $443.6 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $6.9 million. The net available borrowing under the Credit Facility as of March 31, 2009, was approximately $149.5 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at March 31, 2009, the applicable margin was 40 basis points.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly. At March 31, 2009 the Company has two interest rate exchange agreements related to the Credit Facility. The first interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The second interest rate exchange agreement, expiring in December 2011, effectively converted an additional $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 2.24%. The fixed rates noted above are comprised of the fixed rates on the interest rate exchange agreements and the Company’s current margin of 40 basis points on the Credit Facility.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”) with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At March 31, 2009, there was $95.0 million outstanding under the Term Loan. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments of $5.0 million and $7.5 million in April of 2010 and 2011, respectively, with the remaining balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility. At March 31, 2009 the Company has an interest rate exchange agreement related to the Term Loan that expires December 2011. With a current notional amount of $95.0 million, the agreement effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

9.	Derivative Instruments

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” on January 1, 2009. SFAS 161 requires that a Company with derivative instruments disclose information to enable users of the financial statements to understand: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. As such, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of SFAS 161 effective January 2009 did not affect the consolidated financial position, results of operations or cash flows of the Company.

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

At March 31, 2009, the Company had three interest rate exchange agreements. The first interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The second interest rate exchange agreement, expiring December 2011, with a current notional amount of $95.0 million, effectively converted $100.0 million of floating-rate debt into fixed-rate debt at

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an interest rate of 4.00%. The third interest rate exchange agreement, also expiring in December 2011 effectively converted an additional $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 2.24%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreements and the Company’s current margin of 40 basis points for the Credit Facility and 80 basis points on the Term Loan.

Based on interest rates at March 31, 2009, approximately $8.0 million of the amount included in accumulated other comprehensive loss in shareholders’ equity at March 31, 2009 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

At March 31, 2009, the Company had foreign currency exchange contracts with an aggregate notional amount of $10.0 million to manage its exposure to fluctuations in foreign currency exchange rates. The change in fair market value of these contracts for the three months ended March 31, 2009 was immaterial.

The following table sets forth the fair value amounts of derivative instruments held by the Company as of March 31, 2009 and December 31, 2008:

	Fair Value-Liabilities
	March 31,	December 31,	Balance Sheet
	2009	2008	Caption
	(In thousands)

Interest rate contracts	$12,869	$10,098	Other noncurrent liabilities
Foreign exchange contracts	369	272	Accrued expenses

	$13,238	$10,370

The following table summarizes the gain (loss) recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts during the first three months of 2009 and 2008:

	Gain (Loss)		Income (Expense) and Gain
	Recognized in Other		(Loss) Reclassified Into		Income
	Comprehensive Income (Loss)		Income		Statement
	2009	2008	2009	2008	Caption
	(In thousands)

Interest rate contracts	$(1,772)	$(904)	$(1,692)	$44	Interest expense
Foreign exchange contracts	(69)	—	(80)	—	Sales

10.	Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008, for our financial assets and financial liabilities and on January 1, 2009 for our non-financial assets and liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the basis used to measure the Company’s financial liabilities at fair value on a recurring basis in the balance sheet at March 31, 2009 and December 31, 2008:

	Basis of Fair Value Measurements
	Balance at
	March 31, 2009	Level 1	Level 2	Level 3
	(In thousands)

Interest rate exchange agreement derivative financial instruments (included in Other noncurrent liabilities)	$12,869	—	$12,869	—
Foreign currency contracts (included in Accrued expenses)	$369	—	$369	—

	Balance at
	December 31, 2008	Level 1	Level 2	Level 3
	(In thousands)

Interest rate exchange agreement derivative financial instruments (included in Other noncurrent liabilities)	$10,098	—	$10,098	—
Foreign currency contracts (included in Accrued expenses)	$272	—	$272	—

In determining the fair value of the Company’s interest rate exchange agreement derivatives, the Company uses a present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument and the credit default swap market to reflect the credit risk of either the Company or the counterparty.

11.	Common and Preferred Stock

At March 31, 2009 and December 31, 2008, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and 5 million shares of preferred stock with a par value of $.01 per share. No preferred stock was issued as of March 31, 2009 and December 31, 2008.

12.	Share-Based Compensation

During the three months ending March 31, 2009, the Company granted approximately 1.2 million stock options and 0.3 million unvested shares, respectively.

Total compensation cost for stock options is as follows:

	Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Cost of goods sold	$324	$233
Selling, general and administrative expenses	2,247	1,634

Total expense before income taxes	2,571	1,867
Income tax benefit	(843)	(584)

Total expense after income taxes	$1,728	$1,283

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation cost for unvested shares is as follows:

	Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Cost of goods sold	$62	$9
Selling, general and administrative expenses	2,912	1,039

Total expense before income taxes	2,974	1,048
Income tax benefit	(472)	(179)

Total expense after income taxes	$2,502	$869

Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees and $0.1 million of compensation cost was capitalized as part of inventory.

As of March 31, 2009, there was $15.1 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, and $16.5 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.4 years.

13.	Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended March 31,
	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)

Service cost	$425	$192	$436	$226
Interest cost	1,109	493	1,110	466
Expected return on plan assets	(913)	(179)	(1,313)	(271)
Net amortization	1,218	86	499	101

Net periodic benefit cost	$1,839	$592	$732	$522

	Other Benefits
	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Service cost	$146	$152
Interest cost	337	334
Net amortization	12	41

Net periodic benefit cost	$495	$527

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute approximately $11.7 million to these pension plans and $1.3 million to its other

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

postretirement benefit plans in 2009. As of March 31, 2009, $1.1 million of contributions have been made to the pension plans and $0.2 million have been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $11.7 million in 2009 to fund these pension plans and other postretirement benefit plans.

14.	Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

15.	Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $11.5 million in the first quarter of 2009 from $20.3 million in the first quarter of 2008. The effective tax rate decreased slightly to 33.8% for the first quarter of 2009 compared to 33.9% in the first quarter of 2008 due to the mix of global pre-tax income among jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 on January 1, 2007. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.3 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Under the Private Securities Litigation Reform Act

The “Historical Overview” and the “Liquidity and Capital Resources” sections of this management’s discussion and analysis of our financial condition and results of operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, operating results and are indicated by words or phrases such as “expects,” “should,” “will,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties include, but are not limited to, IDEX Corporation’s (“IDEX” or the “Company”) ability to integrate and operate acquired businesses on a profitable basis and other risks and uncertainties identified under the heading “Risk Factors” included in item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and information contained in subsequent periodic reports filed by IDEX with the Securities and Exchange Commission. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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

Results of Operations

The following is a discussion and analysis of our financial position and results of operations for the period ended March 31, 2009 and 2008. For purposes of this discussion and analysis section, reference is made to the table below and the Company’s Condensed Consolidated Statements of Operations included in Item 1. As of January 1, 2009, we changed our method of accounting for inventory from the LIFO method to the FIFO method. Certain prior year amounts have been restated to reflect the LIFO to FIFO inventory costing change.

Performance in the Three Months Ended March 31, 2009 Compared with the Same Period of 2008

Sales in the three months ended March 31, 2009 were $326.6 million, a 12% decrease from the comparable period last year. This decrease reflects a 14% decrease in organic sales and 5% unfavorable foreign currency translation, partially offset by a 7% increase from four acquisitions (Richter — October 2008, iPEK — October 2008, IETG — October 2008 and Semrock — October 2008). Sales to international customers represented approximately 46% of total sales in the current period compared to 47% in the same period in 2008.

For the first quarter of 2009, Fluid & Metering Technologies contributed 48 percent of sales and 45 percent of operating income; Health & Science Technologies accounted for 22 percent of sales and 20 percent of operating income; Dispensing Equipment accounted for 10 percent of sales and 8 percent of operating income; and Fire & Safety/Diversified Products represented 20 percent of sales and 27 percent of operating income.

Fluid & Metering Technologies sales of $157.0 million for the three months ended March 31, 2009 declined $13.9 million, or 8% compared with 2008, reflecting a 17% decrease in organic growth and 3% unfavorable foreign currency translation, partially offset by a 12% increase for acquisitions (Richter, iPEK and IETG). The decrease in organic growth was driven by weakness in chemical, water and waste water markets. In the first quarter of 2009, organic sales decreased approximately 16% domestically and 18% internationally. Organic business sales to customers outside the U.S. were approximately 39% of total segment sales during the first quarter of both 2009 and 2008.

Health & Science Technologies sales of $74.2 million decreased $9.5 million, or 11% in the first quarter of 2009 compared with 2008. This reflects a 14% decrease in organic growth and 2% of unfavorable foreign currency translation, partially offset by a 5% increase from the acquisition of Semrock. The decrease in organic growth reflects market softness in non-core Health & Science Technologies businesses. In the first quarter of 2009, organic sales decreased 14% domestically and 16% internationally. Organic business sales to customers outside the U.S. were approximately 38% of total segment sales in the first quarter of 2009, compared to 39% in 2008.

Dispensing Equipment sales of $32.9 million decreased $17.1 million, or 34% in the first quarter of 2009 compared with 2008. This decrease reflects a 27% decrease in organic growth and 7% of unfavorable foreign currency translation. The dispensing business experienced deterioration in capital spending in both the European and North American markets. In the first quarter of 2009, organic sales decreased 1% domestically and 36% internationally. Organic sales to customers outside the U.S. were approximately 67% of total segment sales in the first quarter of 2009, compared with 75% in the comparable quarter of 2008.

Fire & Safety/Diversified Products sales of $65.0 million decreased $3.7 million, or 5% in the first quarter of 2009 compared with 2008. This decrease reflects 9% unfavorable foreign currency translation, partially offset by a 4% increase in organic business volume. Organic business growth was driven by demand for fire suppression and rescue equipment. In the first quarter of 2009, organic business sales decreased 5% domestically and increased 10% internationally. Organic sales to customers outside the U.S. were approximately 57% of total segment sales in the first quarter of 2009, compared to 54% in 2008.

	Three Months
	Ended March 31,(1)
	2009	2008(2)

Fluid & Metering Technologies
Net sales	$157,018	$170,930
Operating income(3)	22,618	31,607
Operating margin	14.4%	18.5%
Depreciation and amortization	$7,769	$6,313
Capital expenditures	2,557	2,391
Health & Science Technologies
Net sales	$74,188	$83,642
Operating income(3)	9,850	15,019
Operating margin	13.3%	18.0%
Depreciation and amortization	$3,513	$2,953
Capital expenditures	1,262	1,646
Dispensing Equipment
Net sales	$32,873	$50,008
Operating income(3)	3,979	11,244
Operating margin	12.1%	22.5%
Depreciation and amortization	$784	$1,138
Capital expenditures	218	530
Fire & Safety/Diversified Products
Net sales	$64,982	$68,663
Operating income(3)	13,571	17,730
Operating margin	20.9%	25.8%
Depreciation and amortization	$1,280	$1,354
Capital expenditures	822	1,107
Company
Net sales	$326,613	$371,662
Operating income(3)	39,161	65,412
Operating margin	12.0%	17.6%
Depreciation and amortization(4)	$13,594	$12,049
Capital expenditures	5,152	5,977

(1)	Data includes acquisition of Richter (October 2008), iPEK (October 2008) and IETG (October 2008) in the Fluid & Metering Technologies segment and Semrock (October 2008) in the Health & Science Technologies segment from the dates of acquisition.

(2)	Certain prior year amounts have been restated to reflect the LIFO to FIFO inventory costing change.

(3)	Group operating income excludes unallocated corporate operating expenses.

(4)	Excludes amortization of debt issuance expenses and unearned stock compensation.

Gross profit of $123.2 million in the first quarter of 2009 decreased $29.3 million, or 19% from 2008. Gross profit as a percent of sales was 37.7% in the first quarter of 2009 and 41.0% in 2008. The decrease in gross margin primarily reflects product mix, inventory fair value expense as well as the impact of fixed cost absorption from lower volume across most of our businesses.

Selling, general and administrative (“SG&A”) expenses decreased to $81.8 million in the first quarter of 2009 from $87.1 million in 2008. The $5.3 million decrease reflects approximately $12.6 million for volume related expenses, partially offset by a $7.3 million increase for incremental costs associated with recently acquired businesses. As a percent of sales, SG&A expenses were 25.0% for 2009 and 23.4% for 2008.

During the three months ended March 31, 2009, the Company recorded pre-tax restructuring expenses totaling $2.3 million for employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives.

Operating income of $39.2 million and operating margins of 12.0% in the first quarter of 2009 were down from the $65.4 million and 17.6% recorded in 2008, primarily reflecting increased expenses from previously announced restructuring-related charges, impact from acquisitions and a decrease in volume. In the Fluid & Metering Technologies Segment, operating income of $22.6 million and operating margins of 14.4% in the first quarter of 2009 were down from the $31.6 million and 18.5% recorded in 2008 principally due to the impact of recent acquisitions and lower sales. In the Health & Science Technologies Segment, operating income of $9.9 million and operating margins of 13.3% in the first quarter of 2009 were down from the $15.0 million and 18.0% recorded in 2008 due to lower volume. In the Dispensing Equipment Segment, operating income of $4.0 million and operating margins of 12.1% in the first quarter of 2009 were down from the $11.2 million of operating income and 22.5% recorded in 2008, due to continued deterioration in North America and Europe. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $13.6 million and 20.9%, respectively, were lower than the $17.7 million and 25.8% recorded in 2008, due primarily unfavorable product mix.

Interest expense decreased to $4.8 million in 2009 from $5.7 million in 2008. The decrease was due to a lower interest rate environment and the conversion of floating-rate debt into fixed-rate debt.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $11.5 million in the first quarter of 2009 compared to the first quarter of 2008, which was $20.3 million. The effective tax rate of 33.8% in the first quarter of 2009 was slightly lower compared to 33.9% in the same period of 2008.

Net income for the current quarter of $22.6 million decreased from the $39.6 million earned in the first quarter of 2008. Diluted earnings per share in the first quarter of 2009 of $0.28 decreased $0.20, or 42%, compared with the first quarter of 2008.

Liquidity and Capital Resources

At March 31, 2009, working capital was $292.1 million and our current ratio was 2.6 to 1. Cash flows from operating activities decreased $12.9 million, or 42%, to $17.6 million in the first three months of 2009 mainly due to reduced volume and restructuring-related payments.

Cash flows provided by operations were more than adequate to fund capital expenditures of $4.9 million and $6.3 million in the first three months of 2009 and 2008, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility, which expires on December 21, 2011. At March 31, 2009 there was $443.6 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $6.9 million. The net available borrowing under the Credit Facility as of March 31, 2009, was approximately $149.5 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at March 31, 2009, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

At March 31, 2009 the Company has two interest rate exchange agreements related to the Credit Facility. The first interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The second interest rate exchange agreement, expiring in December 2011, effectively converted an additional $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 2.24%. The fixed rates noted above are comprised of the fixed rates on the interest rate exchange agreements and the Company’s current margin of 40 basis points on the Credit Facility.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement, with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At March 31, 2009, there was $95.0 million outstanding under the Term Loan. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments of $5.0 million and $7.5 million in April of 2010 and 2011, respectively, with the remaining balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility. At March 31, 2009 the Company has an interest rate exchange agreement related to the Term Loan that expires December 2011. With a current notional amount of $95.0 million, the agreement effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

On April 21, 2008, the Company’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares. Repurchases under the new program will be funded with cash flow generation, and made from time to time in either the open market or through private transactions. The timing, volume, and nature of share repurchases will be at the discretion of management, dependent on market conditions, other priorities for cash investment, applicable securities laws, and other factors, and may be suspended or discontinued at any time. As of March 31, 2009, 2.3 million shares have been purchased at a cost of $50.0 million.

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

The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar and Chinese Renminbi. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of our products. The effect of transaction gains and losses is reported within “Other income (expense)-net” on the Condensed Consolidated Statements of Operations. At March 31, 2009 the Company had foreign currency contracts with an aggregate notional amount of $10.0 million.

The Company’s interest rate exposure is primarily related to the $543.6 million of total debt outstanding at March 31, 2009. The majority of the debt is priced at interest rates that float with the market. In order to mitigate this interest exposure, the Company entered into interest rate exchange agreements that effectively converted $445.0 million of our floating-rate debt outstanding at March 31, 2009 to a fixed-rate. A 50-basis point movement in the interest rate on the remaining $98.6 million floating-rate debt would result in an approximate $0.5 million annualized increase or decrease in interest expense and cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
			Part of Publicly	be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs(1)

January 1, 2009 to
January 31, 2009	—	—	—	$75,000,020
February 1, 2009 to
February 28, 2009	—	—	—	$75,000,020
March 1, 2009 to
March 31, 2009	—	—	—	$75,000,020

Total	—	—	—	$75,000,020

(1)	On April 21, 2008, IDEX’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares either in the open market or through private transactions.

Item 5.	Other Information.

There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board.

Item 6.	Exhibits.

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

/s/ Dominic A. Romeo
Dominic A. Romeo
Vice President and Chief Financial Officer
(duly authorized principal financial officer)

May 6, 2009

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on April 21, 1988)
3	.1(a)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235)
3	.1(b)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1(b) to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)
3.2		Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on July 17, 1989)
3	.2(a)	Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on February 12, 1990)
4.1		Restated Certificate of Incorporation and By-Laws of IDEX Corporation (filed as Exhibits No. 3.1 through 3.2(a))
4.2		Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)
4.3		Credit Agreement, dated as of December 21, 2006, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K dated December 22, 2006, Commission File No. 1-10235)
4	.3(a)	Amendment No. 2 to Credit Agreement, dated as of September 29, 2008, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 4.3(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 1-10235)
4.4		Term Loan Agreement, dated April 18, 2008, among IDEX Corporation, Bank of America N.A. as Agent, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K dated April 18, 2008, Commission File No. 1-10235)
*18		Letter from Deloitte and Touche, LLP regarding change in accounting principle
*31	.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
*31	.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
*32	.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
*32	.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Filed herewith