Form 10-Q
period 2009-06-30
IDEX CORP /DE/
filed 2009-08-06
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Number of shares of common stock of IDEX Corporation outstanding as of July 31, 2009: 80,713,235 (net of treasury shares).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	June 30, 2009	December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$67,916	$61,353
Receivables, less allowance for doubtful accounts of $6,179 at June 30, 2009 and $5,600 at December 31, 2008	200,995	205,269
Inventories	166,977	181,200
Other current assets	31,656	32,866

Total current assets	467,544	480,688
Property, plant and equipment — net	181,376	186,283
Goodwill	1,176,820	1,167,063
Intangible assets — net	292,052	303,226
Other noncurrent assets	10,464	14,540

Total assets	$2,128,256	$2,151,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$75,221	$87,304
Accrued expenses	101,418	117,186
Short-term borrowings	7,038	5,856
Dividends payable	9,550	9,523

Total current liabilities	193,227	219,869
Long-term borrowings	500,845	548,144
Deferred income taxes	144,694	141,984
Other noncurrent liabilities	88,467	97,020

Total liabilities	927,233	1,007,017

Commitment and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 83,210,322 shares at June 30, 2009 and 82,786,045 shares at December 31, 2008	832	828
Additional paid-in capital	388,736	377,154
Retained earnings	853,484	822,286
Treasury stock at cost: 2,520,882 shares at June 30, 2009 and 2,483,955 shares at December 31, 2008	(56,158)	(55,393)
Accumulated other comprehensive income (loss)	14,129	(92)

Total shareholders’ equity	1,201,023	1,144,783

Total liabilities and shareholders’ equity	$2,128,256	$2,151,800

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$336,455	$397,310	$663,068	$768,972
Cost of sales	205,354	235,800	408,773	454,982

Gross profit	131,101	161,510	254,295	313,990
Selling, general and administrative expenses	81,116	89,400	162,898	176,468
Restructuring expenses	3,250	—	5,501	—

Operating income	46,735	72,110	85,896	137,522
Other income (expense) — net	(385)	987	(576)	1,162
Interest expense	4,440	4,092	9,261	9,758

Income before income taxes	41,910	69,005	76,059	128,926
Provision for income taxes	13,988	23,945	25,532	44,263

Net income	$27,922	$45,060	$50,527	$84,663

Basic earnings per common share	$0.35	$0.55	$0.63	$1.03

Diluted earnings per common share	$0.34	$0.54	$0.62	$1.02

Share data:
Basic weighted average common shares outstanding	79,675	81,322	79,594	81,194
Diluted weighted average common shares outstanding	80,507	82,746	80,363	82,511

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share and per share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
				Net
				Actuarial
				Losses
				and Prior
				Service
				Costs on
				Pensions	Cumulative
				and Other	Unrealized
	Common Stock			Post-	(Losses) Gains
	and Additional		Cumulative	Retirement	on Derivatives		Total
	Paid-In	Retained	Translation	Benefit	Designated as Cash	Treasury	Shareholders’
	Capital	Earnings	Adjustment	Plans	Flow Hedges	Stock	Equity

Balance, December 31, 2008, as previously stated	$377,982	$845,396	$39,873	$(33,654)	$(6,642)	$(55,393)	$1,167,562

Impact of adopting change in accounting related to inventory (see Note 5)	—	(23,110)	331	—	—	—	(22,779)

Balance, December 31, 2008, as restated	$377,982	$822,286	$40,204	$(33,654)	$(6,642)	$(55,393)	$1,144,783

Net income	—	50,527	—	—	—	—	50,527
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	12,334	—	—	—	12,334
Amortization of retirement obligations	—	—	—	1,698	—	—	1,698
Unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	189	—	189

Other comprehensive income	—	—	—	—	—	—	14,221

Comprehensive income	—	—	—	—	—	—	64,748

Issuance of 171,040 shares of common stock from exercise of stock options and deferred compensation plans, net of tax benefit	2,615	—	—	—	—	—	2,615
Share-based compensation	8,971	—	—	—	—	—	8,971
Unvested shares surrendered for tax withholding	—	—	—	—	—	(765)	(765)
Cash dividends declared — $.24 per common share	—	(19,329)	—	—	—	—	(19,329)

Balance, June 30, 2009	$389,568	$853,484	$52,538	$(31,956)	$(6,453)	$(56,158)	$1,201,023

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months
	Ended
	June 30,
	2009	2008

Cash flows from operating activities
Net income	$50,527	$84,663
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of fixed assets	684	—
Depreciation and amortization	15,620	16,435
Amortization of intangible assets	12,138	7,778
Amortization of debt issuance expenses	154	155
Stock-based compensation expense	8,971	8,211
Deferred income taxes	6,692	1,497
Excess tax benefit from stock-based compensation	(1,260)	(2,359)
Changes in (net of the effect from acquisitions):
Receivables	6,681	(15,032)
Inventories	14,084	(5,348)
Trade accounts payable	(13,363)	7,076
Accrued expenses	(21,197)	(3,475)
Other — net	(6,820)	(4,324)

Net cash flows provided by operating activities	72,911	95,277
Cash flows from investing activities
Additions to property, plant and equipment	(10,970)	(13,203)
Acquisition of businesses, net of cash acquired	—	(156,210)
Proceeds from fixed assets disposals	2,882	—
Change in restricted cash	—	140,005
Other — net	330	—

Net cash flows used in investing activities	(7,758)	(29,408)
Cash flows from financing activities
Borrowings under credit facilities	54,771	272,238
Payments under credit facilities	(100,385)	(167,021)
Payment of senior notes	—	(150,000)
Dividends paid	(19,302)	(19,610)
Proceeds from stock option exercises	2,503	7,904
Excess tax benefit from stock-based compensation	1,260	2,359
Other — net	(765)	(432)

Net cash flows used in financing activities	(61,918)	(54,562)
Effect of exchange rate changes on cash and cash equivalents	3,328	4,474

Net increase in cash	6,563	15,781
Cash and cash equivalents at beginning of year	61,353	102,757

Cash and cash equivalents at end of period	$67,916	$118,538

Supplemental cash flow information
Cash paid for:
Interest	$9,664	$11,496
Income taxes	24,913	38,400
Significant non-cash activities:
Capital expenditures included in accounts payable	252	110
Issuance of unvested shares	3,897	1,428

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Adoption of New Accounting Standards

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009. The Company has adopted this statement at its effective date.

In June 2008, the FASB issued a FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This staff position addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. Effective January 1, 2009, the Company adopted this standard. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, effective January 1, 2009, earnings per common share are computed using the two-class method prescribed by SFAS No. 128. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method (see Note 4).

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) (revised 2007), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will adopt this statement for all future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 significantly changes the financial accounting and reporting for noncontrolling (or minority) interests in consolidated financial statements. The provisions of SFAS No. 160 in part; establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary; clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements; establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; requires that a parent recognize a gain or loss in net income when a subsidiary is

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deconsolidated; and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 effective January 2009 did not have an effect on the consolidated financial position, results of operations or cash flows of the Company.

Inventory

As of January 1, 2009, the Company changed its method for accounting for certain inventories from last-in, first-out (LIFO) to first-in, first-out (FIFO). The company applied this change in accounting principle retrospectively in accordance with SFAS No. 154, “Accounting Changes and Error Corrections” (see Note 5).

2.	Restructuring

During the past four quarters, we have recorded restructuring costs as a result of cost management efforts and facility closings. Accruals have been recorded based on these costs and primarily consist of employee termination benefits. We record accruals for employee termination benefits based on the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These expenses are included in Restructuring expenses in the Condensed Consolidated Statement of Operations while the restructuring accruals are included in accrued liabilities in our Condensed Consolidated Balance Sheets.

2009 Initiatives

During the three and six months ended June 30, 2009, the Company recorded pre-tax restructuring expenses totaling $3.3 million and $5.5 million, respectively, for employee severance related to employee reductions across various functional areas as well as facility closures resulting from the Company’s cost savings initiatives. These initiatives included severance benefits for 309 employees. The Company is anticipating the employee reductions to be completed by the end of 2009 with an expected additional total cost of $2.0 — $3.0 million, with severance payments expected to be fully paid by mid-2010 using cash from operations.

2008 Initiatives

In 2008, the Company recorded pre-tax restructuring expenses totaling $18.0 million for employee severance related to employee reductions across various functional areas as well as facility closures resulting from our cost savings initiatives. These initiatives included severance benefits for 380 employees. These employee reductions were completed by the end of 2008, with severance payments expected to be fully paid by the end of 2009 using cash from operations.

Pre-tax restructuring expenses, by segment for the three months ended June 30, 2009, were as follows:

		Asset
		Write-downs
	Severance	& Exit
	Costs	Costs	Total
	(in thousands)

Fluid & Metering Technologies	$1,083	$202	$1,285
Health & Science Technologies	625	221	846
Dispensing Equipment	28	479	507
Fire & Safety/Diversified Products	427	—	427
Corporate/Other	79	106	185

Total restructuring costs	$2,242	$1,008	$3,250

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-tax restructuring expenses, by segment for the six months ended June 30, 2009, were as follows:

		Asset
	Severance	Write-downs
	Costs	& Exit
	(Reversals)	Costs	Total
	(in thousands)

Fluid & Metering Technologies	$1,895	$490	$2,385
Health & Science Technologies	1,282	412	1,694
Dispensing Equipment	(283)	860	577
Fire & Safety/Diversified Products	450	—	450
Corporate/Other	239	156	395

Total restructuring costs	$3,583	$1,918	$5,501

Restructuring accruals of $8.6 million and $9.3 million as of June 30, 2009 and December 31, 2008, respectively, are reflected in accrued liabilities in our Condensed Consolidated Balance Sheets as follows:

	2008	2009
	Initiatives	Initiatives	Total
	(in thousands)

Balance at January 1, 2009	$9,263	$—	$9,263
Restructuring costs/reversals	828	4,673	5,501
Acquisition related	—	3,927	3,927
Payments/utilization	(6,049)	(4,001)	(10,050)

Balance at June 30, 2009	$4,042	$4,599	$8,641

3.	Business Segments

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Net sales
Fluid & Metering Technologies:
External customers	$156,759	$177,096	$313,490	$347,684
Intersegment sales	241	262	528	604

Total group sales	157,000	177,358	314,018	348,288

Health & Science Technologies:
External customers	71,912	86,366	143,940	168,773
Intersegment sales	1,904	881	4,064	2,116

Total group sales	73,816	87,247	148,004	170,889

Dispensing Equipment:
External customers	45,658	56,601	78,531	106,609
Intersegment sales	—	—	—	—

Total group sales	45,658	56,601	78,531	106,609

Fire & Safety/Diversified Products:
External customers	62,126	77,247	127,107	145,906
Intersegment sales	1	—	2	4

Total group sales	62,127	77,247	127,109	145,910

Intersegment elimination	(2,146)	(1,143)	(4,594)	(2,724)

Total net sales	$336,455	$397,310	$663,068	$768,972

Operating income
Fluid & Metering Technologies	$22,936	$32,964	$45,554	$64,571
Health & Science Technologies	10,757	15,865	20,607	30,884
Dispensing Equipment	9,514	14,256	13,493	25,500
Fire & Safety/Diversified Products	13,309	18,828	26,880	36,558
Corporate office and other	(9,781)	(9,803)	(20,638)	(19,991)

Total operating income	$46,735	$72,110	$85,896	$137,522

4.	Earnings Per Common Share

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This staff position addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in SFAS No. 128. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Corporation is required to apply the two-class method of computing basic and diluted earnings per share. The Corporation has determined that its outstanding unvested shares are participating securities. Accordingly, effective January 1, 2009, earnings per common share are computed using the two-class method prescribed by SFAS No. 128. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method. Net income attributable to common shareholders was reduced by $0.2 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively. Net income attributable to common shareholders was reduced by $0.4 million and $0.8 million for the six months ended June 30, 2009 and 2008, respectively.

Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Basic weighted average common shares outstanding	79,675	81,322	79,594	81,194
Dilutive effect of stock options, unvested shares, and DCUs	832	1,424	769	1,317

Diluted weighted average common shares outstanding	80,507	82,746	80,363	82,511

Options to purchase approximately 4.2 million and 1.9 million shares of common stock as of June 30, 2009 and 2008, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

5.	Inventories

Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to 2009, we valued certain inventories under the LIFO cost method. As of January 1, 2009, we changed our method of accounting for these inventories from the LIFO method to the FIFO method. As of December 31, 2008, the inventories for which the LIFO method of accounting was applied represented approximately 85% of total net inventories. We believe that this change is to a preferable method which better reflects the current cost of inventory on our consolidated balance sheets. Additionally, this change conforms all of our worldwide inventories to a consistent inventory costing method and provides better comparability to our peers. We applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” As a result of this accounting change, our retained earnings as of January 1, 2009 decreased to $822.3 million using the FIFO method from $845.4 million as originally reported using the LIFO method. The following tables summarize the effect of the accounting change on our consolidated financial statements.

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
			As
	Computed	Effect	Computed		Effect
	Under Prior	of	Under	Originally	of	As
	Method	Change	FIFO	Reported	Change	Adjusted
	(Thousands, except per share data)

Statement of Operations:
Cost of sales	$204,858	$496	$205,354	$234,102	$1,698	$235,800
Income taxes	14,149	(161)	13,988	24,649	(704)	23,945
Net income	28,257	(335)	27,922	46,054	(994)	45,060
Per common share:
Basic earnings	0.35	—	0.35	0.57	(0.02)	0.55
Diluted earnings	0.34	—	0.34	0.55	(0.01)	0.54

Statement of Cash Flows:
Net income	28,257	(335)	27,922	46,054	(994)	45,060
Deferred income tax liability	526	(161)	365	(795)	(704)	(1,499)
Inventory working capital change	13,375	496	13,871	3,292	1,191	4,483
Net cash provided by operating activities	55,268	—	55,268	64,724	—	64,724

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
			As
	Computed	Effect	Computed		Effect
	Under Prior	of	Under	Originally	of	As
	Method	Change	FIFO	Reported	Change	Adjusted
	(Thousands, except per share data)

Statement of Operations:
Cost of sales	$405,325	$3,448	$408,773	$450,597	$4,385	$454,982
Income taxes	26,691	(1,159)	25,532	45,878	(1,615)	44,263
Net income	52,816	(2,289)	50,527	87,433	(2,770)	84,663
Per common share:
Basic earnings	0.66	(0.03)	0.63	1.07	(0.04)	1.03
Diluted earnings	0.65	(0.03)	0.62	1.05	(0.03)	1.02

Statement of Cash Flows:
Net income	52,816	(2,289)	50,527	87,433	(2,770)	84,663
Deferred income tax liability	7,851	(1,159)	6,692	3,112	(1,615)	1,497
Inventory working capital change	10,636	3,448	14,084	(9,600)	4,252	(5,348)
Net cash provided by operating activities	72,911	—	72,911	95,277	—	95,277

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2009			December 31, 2008

Balance Sheet:
Inventories	$203,385	$(36,408)	$166,977	$214,160	$(32,960)	$181,200
Other current assets (prepaid taxes)	22,054	9,602	31,656	24,423	8,443	32,866
Accrued expenses (income tax payable)	100,804	614	101,418	116,572	614	117,186
Deferred income tax liability	147,046	(2,352)	144,694	144,336	(2,352)	141,984
Cumulative translation adjustment	52,276	262	52,538	39,873	331	40,204
Retained earnings	878,883	(25,399)	853,484	845,396	(23,110)	822,286

The revised components of inventories as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)

Raw materials and component parts	$105,158	$110,290
Work-in-process	19,721	22,483
Finished goods	42,098	48,427

Total	$166,977	$181,200

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2009, by reporting segment, were as follows:

	Fluid &	Health &		Fire & Safety/
	Metering	Science	Dispensing	Diversified
	Technologies	Technologies	Equipment	Products	Total
	(In thousands)

Balance at December 31, 2008	$524,387	$391,654	$103,470	$147,552	$1,167,063
Foreign currency translation	5,073	(230)	(209)	784	5,418
Acquisition adjustments	3,673	666	—	—	4,339

Balance at June 30, 2009	$533,133	$392,090	$103,261	$148,336	$1,176,820

For acquisitions completed in the fourth quarter of 2008, the Company is in the process of finalizing appraisals of tangible and intangible assets and is continuing to complete the purchase price allocations, which will be adjusted as additional information relative to the fair values of the assets and liabilities becomes known.

Acquisition adjustments during the six months ended June 30, 2009 primarily relate to restructuring charges and other fair value adjustments of $4.3 million recorded by Richter Chemie-Technik (Richter), a business unit within the Company’s Fluid & Metering Technologies Segment, offset by other various acquisition adjustments. The Richter restructuring charges were primarily employee severance related to employee reductions across various functional areas.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31st, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 31, 2008. The Company did not consider there to be any triggering event that would require an interim impairment

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the six months ended June 30, 2009.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
	Gross		Weighted	Gross
	Carrying	Accumulated	Average	Carrying	Accumulated
	Amount	Amortization	Lives	Amount	Amortization
	(In thousands)

Amortizable intangible assets:
Patents	$11,786	$(5,831)	11	$11,795	$(5,550)
Trade names	63,563	(8,343)	15	62,805	(6,310)
Customer relationships	156,870	(24,423)	12	156,216	(16,601)
Non-compete agreements	4,508	(3,297)	4	4,569	(2,989)
Unpatented technology	35,353	(4,534)	14	35,527	(2,939)
Other	6,281	(1,981)	10	6,282	(1,679)

Total amortizable intangible assets	278,361	(48,409)		277,194	(36,068)
Banjo trade name	62,100	—		62,100	—

	$340,461	$(48,409)		$339,294	$(36,068)

The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

7.	Accrued Expenses

The components of accrued expenses as of June 30, 2009 and December 31, 2008 were:

	June 30,	December 31,
	2009	2008
	(In thousands)

Payroll and related items	$43,222	$45,162
Management incentive compensation	4,023	10,078
Income taxes payable	3,358	8,275
Deferred income taxes	847	1,469
Insurance	9,208	9,964
Warranty	3,977	3,751
Deferred revenue	1,956	2,600
Restructuring	8,641	9,263
Other	26,186	26,624

Total accrued expenses	$101,418	$117,186

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Borrowings

Borrowings at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)

Credit Facility	$407,669	$448,763
Term Loan	95,000	100,000
Other borrowings	5,214	5,237

Total borrowings	507,883	554,000
Less current portion	7,038	5,856

Total long-term borrowings	$500,845	$548,144

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. In 2008, the Credit Facility was amended to allow the Company to designate certain foreign subsidiaries as designated borrowers. Upon approval from the lenders, the designated borrowers were allowed to receive loans under the Credit Facility. A designated borrower sublimit was established as the lesser of the aggregate commitments or $100.0 million. As of the amendment date, Fluid Management Europe B.V., (FME) was approved by the lenders as a designated borrower. FME’s borrowings under the Credit Facility at June 30, 2009 were approximately $78.7 million (Euro 56.0 million). As the FME borrowings under the Credit Facility are Euro denominated and the cash flows that will be used to make payments of principal and interest are predominately denominated in Euros, the Company does not anticipate any significant foreign exchange gains or losses in servicing this debt.

At June 30, 2009 there was $407.7 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.1 million. The net available borrowing under the Credit Facility as of June 30, 2009, was approximately $185.2 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at June 30, 2009, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

At June 30, 2009 the Company had one interest rate exchange agreement related to the Credit Facility. The interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The fixed rate noted above is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 40 basis points on the Credit Facility.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”) with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At June 30, 2009, there was $95.0 million outstanding under the Term Loan with $5.0 million included within short term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments of $5.0 million and $7.5 million in April of 2010 and 2011, respectively, with the remaining balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility. At June 30, 2009 the Company had an interest rate exchange agreement related to the Term Loan that expires December 2011. With a current notional amount of $95.0 million, the agreement effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fixed rate is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

9.	Derivative Instruments

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” on January 1, 2009. SFAS No. 161 requires that a Company with derivative instruments disclose information to enable users of the financial statements to understand: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. As such, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of SFAS No. 161 effective January 2009 did not affect the consolidated financial position, results of operations or cash flows of the Company.

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

At June 30, 2009, the Company had two interest rate exchange agreements. The first interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The second interest rate exchange agreement, expiring December 2011, with a current notional amount of $95.0 million, effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreements and the Company’s current margin of 40 basis points for the Credit Facility and 80 basis points on the Term Loan.

Based on interest rates at June 30, 2009, approximately $8.5 million of the amount included in accumulated other comprehensive income (loss) in shareholders’ equity at June 30, 2009 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

At June 30, 2009, the Company had foreign currency exchange contracts with an aggregate notional amount of $6.7 million to manage its exposure to fluctuations in foreign currency exchange rates. The change in fair market value of these contracts for the six months ended June 30, 2009 was immaterial.

The following tables set forth the fair value amounts of derivative instruments held by the Company as of June 30, 2009 and December 31, 2008:

	Fair Value-Assets
	June 30,	December 31,
	2009	2008	Balance Sheet Caption
	(In thousands)

Foreign exchange contracts	$288	$—	Current assets

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value-Liabilities
	June 30,	December 31,
	2009	2008	Balance Sheet Caption
	(In thousands)

Interest rate contracts	$10,398	$10,098	Other noncurrent liabilities
Foreign exchange contracts	—	272	Accrued expenses

	$10,398	$10,370

The following tables summarize the gain (loss) recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts as of June 30, 2009:

	Gain (Loss)		Income (Expense)
	Recognized in		and Gain
	Other		(Loss)
	Comprehensive		Reclassified into
	Income (Loss)		Income
	Three Months Ended June 30,				Income
	2009	2008	2009	2008	Statement Caption
	(In thousands)

Interest rate contracts	$1,580	$4,060	$(1,917)	$96	Interest expense
Foreign exchange contracts	450	—	133	—	Sales

	Gain (Loss)		Income (Expense)
	Recognized in		and Gain
	Other		(Loss)
	Comprehensive		Reclassified into
	Income (Loss)		Income
	Six Months Ended June 30,				Income
	2009	2008	2009	2008	Statement Caption
	(In thousands)

Interest rate contracts	$(192)	$3,156	$(3,609)	$52	Interest expense
Foreign exchange contracts	381	—	53	—	Sales

10.	Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008, for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the basis used to measure the Company’s financial assets and liabilities at fair value on a recurring basis in the balance sheet at June 30, 2009 and December 31, 2008:

	Basis of Fair Value Measurements
	Balance at
	June 30, 2009	Level 1	Level 2	Level 3
	(In thousands)

Interest rate exchange agreement derivative financial instruments (included in Other noncurrent liabilities)	$10,398	—	$10,398	—
Foreign currency contracts (included in Current assets)	$288	—	$288	—

	Balance at
	December 31, 2008	Level 1	Level 2	Level 3
	(In thousands)

Interest rate exchange agreement derivative financial instruments (included in Other noncurrent liabilities)	$10,098	—	$10,098	—
Foreign currency contracts (included in Accrued expenses)	$272	—	$272	—

In determining the fair value of the Company’s interest rate exchange agreement derivatives, the Company uses a present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument and the credit default swap market to reflect the credit risk of either the Company or the counterparty.

The carrying value of our cash and cash equivalents, accounts receivable, and accounts payable approximates their fair values because of the short term nature of these instruments. At June 30, 2009, the fair value of our long term debt, based on the current market rates for debt with similar credit risk and maturity, approximated the value recorded on our balance sheet.

11.	Common and Preferred Stock

At June 30, 2009 and December 31, 2008, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and 5 million shares of preferred stock with a par value of $.01 per share. No preferred stock was issued as of June 30, 2009 and December 31, 2008.

12.	Share-Based Compensation

During the six months ended June 30, 2009, the Company granted approximately 1.2 million stock options and 0.3 million unvested shares, respectively.

Total compensation cost for stock options is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Cost of goods sold	$214	$354	$538	$587
Selling, general and administrative expenses	1,407	2,380	3,654	4,014

Total expense before income taxes	1,621	2,734	4,192	4,601
Income tax benefit	(515)	(873)	(1,358)	(1,457)

Total expense after income taxes	$1,106	$1,861	$2,834	$3,144

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation cost for unvested shares is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Cost of goods sold	$62	$22	$124	$31
Selling, general and administrative expenses	1,743	2,540	4,655	3,579

Total expense before income taxes	1,805	2,562	4,779	3,610
Income tax benefit	(311)	(540)	(783)	(719)

Total expense after income taxes	$1,494	$2,022	$3,996	$2,891

Classification of stock compensation cost within the Condensed Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees, and compensation cost capitalized as part of inventory was immaterial.

As of June 30, 2009, there was $13.6 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years, and $14.9 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.3 years.

13.	Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended June 30,
	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)

Service cost	$351	$203	$446	$228
Interest cost	1,079	520	1,132	473
Expected return on plan assets	(840)	(193)	(1,272)	(270)
Net amortization	1,218	91	534	103

Net periodic benefit cost	$1,808	$621	$840	$534

	Pension Benefits
	Six Months Ended June 30,
	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)

Service cost	$776	$395	$882	$454
Interest cost	2,188	1,013	2,242	939
Expected return on plan assets	(1,753)	(372)	(2,585)	(541)
Net amortization	2,436	177	1,033	204

Net periodic benefit cost	$3,647	$1,213	$1,572	$1,056

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$146	$154	$292	$306
Interest cost	337	333	674	667
Net amortization	12	29	24	70

Net periodic benefit cost	$495	$516	$990	$1,043

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute approximately $11.7 million to its retirement plans and $1.3 million to its other postretirement benefit plans in 2009. As of June 30, 2009, $8.2 million of contributions have been made to the pension plans and $0.5 million have been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $4.3 million in 2009 to fund these pension plans and other postretirement benefit plans.

14.	Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

15.	Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $14.0 million in the second quarter of 2009 from $23.9 million in the second quarter of 2008. The effective tax rate decreased to 33.4% for the second quarter of 2009 compared to 34.7% in the second quarter of 2008 due to the mix of global pre-tax income among jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 on January 1, 2007. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.2 million.

16.	New Accounting Pronouncements

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. “SFAS 168” establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. As of August 6, 2009, no material subsequent events were noted.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009. The Company has adopted this statement at its effective date.

In December 2008, the FASB issued FSP 132(R)-1 “Employers’ Disclosure about Postretirement Benefit Plan Assets.” FSP 132(R)-1 provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. FSP 132(R)-1 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets. These disclosures are required for fiscal years ending after December 15, 2009. The Company is currently assessing the impact of FSP 132(R)-1 on its financial statement disclosures.

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

Results of Operations

The following is a discussion and analysis of our financial position and results of operations for the period ended June 30, 2009 and 2008. For purposes of this discussion and analysis section, reference is made to the table below and the Company’s Condensed Consolidated Statements of Operations included in Item 1. As of January 1, 2009, we changed our method of accounting for inventory from the LIFO method to the FIFO method. Certain prior year amounts have been restated to reflect the LIFO to FIFO inventory costing change (see Note 5).

Performance in the Three Months Ended June 30, 2009 Compared with the Same Period of 2008

Sales in the three months ended June 30, 2009 were $336.5 million, a 15% decrease from the comparable period last year. This decrease reflects a 17% decrease in organic sales and 4% unfavorable foreign currency translation, partially offset by a 6% increase from four acquisitions (Richter — October 2008, iPEK — October 2008, IETG — October 2008 and Semrock — October 2008). Sales to international customers represented approximately 44% of total sales in the current period compared to 48% in the same period in 2008.

For the second quarter of 2009, Fluid & Metering Technologies contributed 46 percent of sales and 41 percent of operating income; Health & Science Technologies accounted for 22 percent of sales and 19 percent of operating income; Dispensing Equipment accounted for 14 percent of sales and 17 percent of operating income; and Fire & Safety/Diversified Products represented 18 percent of sales and 23 percent of operating income.

Fluid & Metering Technologies sales of $157.0 million for the three months ended June 30, 2009 declined $20.4 million, or 12% compared with 2008, reflecting a 20% decrease in organic growth and 3% unfavorable foreign currency translation, partially offset by a 11% increase for acquisitions (Richter, iPEK and IETG). The decrease in organic growth was driven by weakness in chemical, energy, water and waste water markets. In the second quarter of 2009, organic sales decreased approximately 18% domestically and 22% internationally. Organic business sales to customers outside the U.S. were approximately 40% of total segment sales during the second quarter of 2009 and 44% in 2008.

Health & Science Technologies sales of $73.8 million decreased $13.4 million, or 15% in the second quarter of 2009 compared with 2008. This reflects an 18% decrease in organic growth and 2% of unfavorable foreign currency translation, partially offset by a 5% increase from the acquisition of Semrock. The decrease in organic growth reflects market softness in non-core Health & Science Technologies businesses. In the second quarter of 2009, organic sales decreased 11% domestically and 30% internationally. Organic business sales to customers outside the U.S. were approximately 35% of total segment sales in the second quarter of 2009, compared to 40% in 2008.

Dispensing Equipment sales of $45.7 million decreased $10.9 million, or 19% in the second quarter of 2009 compared with 2008. This decrease reflects a 13% decrease in organic growth and 6% of unfavorable foreign currency translation. The decrease in organic growth was due to continued deterioration in capital spending in the European and North American markets, partially offset by one large replenishment project in the North American market. In the second quarter of 2009, organic sales increased 50% domestically and decreased 35% internationally. Organic sales to customers outside the U.S. were approximately 56% of total segment sales in the second quarter of 2009, compared with 72% in the comparable quarter of 2008.

Fire & Safety/Diversified Products sales of $62.1 million decreased $15.1 million, or 20% in the second quarter of 2009 compared with 2008. This change reflects a 14% decrease in organic business volume and 6% unfavorable foreign currency translation. The decrease in organic business growth was driven by lower demand for engineered band clamping systems and rescue equipment. In the second quarter of 2009, organic business sales decreased 15% domestically and 12% internationally. Organic sales to customers outside the U.S. were approximately 52% of total segment sales in the second quarter of 2009, compared to 42% in 2008.

	Three Months		Six Months
	Ended June 30,(1)		Ended June 30,(1)
	2009	2008(2)	2009	2008(2)

Fluid & Metering Technologies
Net sales	$157,000	$177,358	$314,018	$348,288
Operating income(3)	22,936	32,964	45,554	64,571
Operating margin	14.6%	18.6%	14.5%	18.5%
Depreciation and amortization	$8,566	$6,450	$16,335	$12,763
Capital expenditures	3,315	2,785	5,872	5,176
Health & Science Technologies
Net sales	$73,816	$87,247	$148,004	$170,889
Operating income(3)	10,757	15,865	20,607	30,884
Operating margin	14.6%	18.2%	13.9%	18.1%
Depreciation and amortization	$3,200	$2,885	$6,713	$5,838
Capital expenditures	652	954	1,914	2,600
Dispensing Equipment
Net sales	$45,658	$56,601	$78,531	$106,609
Operating income(3)	9,514	14,256	13,493	25,500
Operating margin	20.8%	25.2%	17.2%	23.9%
Depreciation and amortization	$886	$1,131	$1,670	$2,269
Capital expenditures	340	1,054	558	1,584
Fire & Safety/Diversified Products
Net sales	$62,127	$77,247	$127,109	$145,910
Operating income(3)	13,309	18,828	26,880	36,558
Operating margin	21.4%	24.4%	21.2%	25.1%
Depreciation and amortization	$1,248	$1,390	$2,528	$2,744
Capital expenditures	894	2,033	1,716	3,140
Company
Net sales	$336,455	$397,310	$663,068	$768,972
Operating income(3)	46,735	72,110	85,896	137,522
Operating margin	13.9%	18.1%	13.0%	17.9%
Depreciation and amortization(4)	$14,164	$12,164	$27,758	$24,213
Capital expenditures	6,070	7,336	11,222	13,313

(1)	Data includes acquisition of Richter (October 2008), iPEK (October 2008) and IETG (October 2008) in the Fluid & Metering Technologies segment and Semrock (October 2008) in the Health & Science Technologies segment from the dates of acquisition.

(2)	Certain prior year amounts have been restated to reflect the LIFO to FIFO inventory costing change.

(3)	Group operating income excludes unallocated corporate operating expenses.

(4)	Excludes amortization of debt issuance expenses.

Gross profit of $131.1 million in the second quarter of 2009 decreased $30.4 million, or 19% from 2008. Gross profit as a percent of sales was 39.0% in the second quarter of 2009 and 40.7% in 2008. The decrease in gross margin primarily reflects product mix as well as the impact of fixed cost expense from lower volume across most of our businesses.

Selling, general and administrative (“SG&A”) expenses decreased to $81.1 million in the second quarter of 2009 from $89.4 million in 2008. The $8.3 million decrease reflects approximately $15.4 million for volume related expenses, partially offset by a $7.1 million increase for incremental costs associated with recently acquired businesses. As a percent of sales, SG&A expenses were 24.1% for 2009 and 22.5% for 2008.

During the three months ended June 30, 2009, the Company recorded pre-tax restructuring expenses totaling $3.3 million for employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives.

Operating income of $46.7 million and operating margins of 13.9% in the second quarter of 2009 were down from the $72.1 million and 18.2% recorded in 2008, primarily reflecting increased expenses from previously announced restructuring-related charges, impact from acquisitions and a decrease in volume. In the Fluid & Metering Technologies Segment, operating income of $22.9 million and operating margins of 14.6% in the second quarter of 2009 were down from the $33.0 million and 18.6% recorded in 2008 principally due to the impact of recent acquisitions and lower sales. In the Health & Science Technologies Segment, operating income of $10.8 million and operating margins of 14.6% in the second quarter of 2009 were down from the $15.9 million and 18.2% recorded in 2008 due to lower volume. In the Dispensing Equipment Segment, operating income of $9.5 million and operating margins of 20.8% in the second quarter of 2009 were down from the $14.3 million of operating income and 25.2% recorded in 2008, due to continued deterioration in the North American and European markets. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $13.3 million and 21.4%, respectively, were lower than the $18.8 million and 24.4% recorded in 2008, due primarily to lower volume and unfavorable product mix.

Interest expense increased to $4.4 million in 2009 from $4.1 million in 2008. The change was due to an increase in debt balances in 2009 from acquisitions.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $14.0 million in the second quarter of 2009 compared to the second quarter of 2008, which was $23.9 million. The effective tax rate decreased to 33.4% for the second quarter of 2009 compared to 34.7% in the second quarter of 2008 due to the mix of global pre-tax income among jurisdictions.

Net income for the current quarter of $27.9 million decreased from the $45.1 million earned in the second quarter of 2008. Diluted earnings per share in the second quarter of 2009 of $0.34 decreased $0.20, or 37%, compared with the second quarter of 2008.

Performance in the Six Months Ended June 30, 2009 Compared with the Same Period of 2008

Sales in the six months ended June 30, 2009 were $663.1 million, a 14% decrease from the comparable period last year. This decrease reflects a 16% decrease in organic sales and 4% unfavorable foreign currency translation, partially offset by a 6% increase from four acquisitions (Richter — October 2008, iPEK — October 2008, IETG — October 2008 and Semrock — October 2008). Sales to international customers represented approximately 45% of total sales in the current period compared to 47% in the same period in 2008.

For the first six months of 2009, Fluid & Metering Technologies contributed 47 percent of sales and 43 percent of operating income; Health & Science Technologies accounted for 22 percent of sales and 19 percent of operating income; Dispensing Equipment accounted for 12 percent of sales and 13 percent of operating income; and Fire & Safety/Diversified Products represented 19 percent of sales and 25 percent of operating income.

Fluid & Metering Technologies sales of $314.0 million for the six months ended June 30, 2009 declined $34.3 million, or 10% compared with 2008, reflecting a 19% decrease in organic growth and 3% unfavorable foreign currency translation, partially offset by a 12% increase for acquisitions (Richter, iPEK and IETG). The decrease in organic growth was driven by weakness in chemical, energy, water and waste water markets. In the first six months of 2009, organic sales decreased approximately 17% domestically and 21% internationally. Organic business sales to customers outside the U.S. were approximately 39% of total segment sales during the first six months of 2009, compared to 43% in 2008.

Health & Science Technologies sales of $148.0 million decreased $22.9 million, or 13% in the first six months of 2009 compared with 2008. This reflects a 17% decrease in organic growth and 2% of unfavorable foreign currency translation, partially offset by a 6% increase from the acquisition of Semrock. The organic decline reflects significant market softness in non-core Health & Science Technologies businesses. In the first six months of 2009, organic sales decreased 12% domestically and 23% internationally. Organic business sales to customers outside the U.S. were approximately 37% of total segment sales in the first six months of 2009, compared to 39% in 2008.

Dispensing Equipment sales of $78.5 million decreased $28.1 million, or 26% in the first six months of 2009 compared with 2008. This decrease reflects a 20% decrease in organic growth and 6% of unfavorable foreign currency translation. The decrease in organic growth was due to continued deterioration in capital spending in the European and North American markets, partially offset by one large replenishment project in the North American market. In the first six months of 2009, organic sales increased 27% domestically and decreased 35% internationally. Organic sales to customers outside the U.S. were approximately 60% of total segment sales in the first six months of 2009, compared with 72% in the comparable period of 2008.

Fire & Safety/Diversified Products sales of $127.1 million decreased $18.8 million, or 13% in the first six months of 2009 compared with 2008. This change reflects a 6% decrease in organic business volume and 7% unfavorable foreign currency translation. The decrease in organic business growth was driven by lower demand for engineered band clamping systems and rescue equipment. In the first six months of 2009, organic business sales decreased 10% domestically and 1% internationally. Organic sales to customers outside the U.S. were approximately 55% of total segment sales in the first six months of 2009, compared to 50% in 2008.

Gross profit of $254.3 million in the first six months of 2009 decreased $59.7 million, or 19% from 2008. Gross profit as a percent of sales was 38.4% in the first six months of 2009 and 40.8% in 2008. The decrease in gross margin primarily reflects product mix, inventory fair value expense as well as the impact of fixed cost absorption from lower volume across most of our businesses.

SG&A expenses decreased to $162.9 million in the first six months of 2009 from $176.5 million in 2008. The $13.6 million decrease reflects approximately $27.9 million for volume related expenses, partially offset by a $14.3 million increase for incremental costs associated with recently acquired businesses. As a percent of sales, SG&A expenses were 24.6% for 2009 and 22.9% for 2008.

During the six months ended June 30, 2009, the Company recorded pre-tax restructuring expenses totaling $5.5 million for employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives.

Operating income of $85.9 million and operating margins of 13.0% in the first six months of 2009 were down from the $137.5 million and 17.9% recorded in 2008, primarily reflecting increased expenses from previously announced restructuring-related charges, impact from acquisitions and a decrease in volume. In the Fluid & Metering Technologies Segment, operating income of $45.6 million and operating margins of 14.5% in the first six months of 2009 were down from the $64.6 million and 18.5% recorded in 2008 principally due to the impact of recent acquisitions and lower sales. In the Health & Science Technologies Segment, operating income of $20.6 million and operating margins of 13.9% in the first six months of 2009 were down from the $30.9 million and 18.1% recorded in 2008 due to lower volume. In the Dispensing Equipment Segment, operating income of $13.5 million and operating margins of 17.2% in the first six months of 2009 were down from the $25.5 million of operating income and 23.9% recorded in 2008, due to continued deterioration in the North American and European markets. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $26.9 million and 21.2%, respectively, were lower than the $36.6 million and 25.1% recorded in 2008, due primarily to lower volume and unfavorable product mix.

Interest expense decreased slightly to $9.3 million in 2009 from $9.8 million in 2008. The decrease was due to a lower interest rate environment and the conversion of floating-rate debt into fixed-rate debt, offset by increased debt in 2009 for 2008 acquisitions.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $25.5 million in the first six months of 2009 compared to the same period of 2008, which was $44.3 million. The effective tax rate of 33.6% in the six months of 2009 was lower compared to 34.3% in the same period of 2008.

Net income for the current period of $50.5 million decreased from the $84.7 million earned in the first six months of 2008. Diluted earnings per share in the first six months of 2009 of $0.62 decreased $0.40, or 39%, compared with the first six months of 2008.

Liquidity and Capital Resources

At June 30, 2009, working capital was $274.3 million and our current ratio was 2.4 to 1. Cash flows from operating activities decreased $22.4 million, or 23%, to $72.9 million in the first six months of 2009 mainly due to reduced volume and restructuring-related payments.

Cash flows provided by operations were more than adequate to fund capital expenditures of $11.0 million and $13.2 million in the first six months of 2009 and 2008, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility, which expires on December 21, 2011. At June 30, 2009 there was $407.7 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.1 million. The net available borrowing under the Credit Facility as of June 30, 2009, was approximately $185.2 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at June 30, 2009, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

At June 30, 2009 the Company has one interest rate exchange agreement related to the Credit Facility. The interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The fixed rate noted above is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 40 basis points on the Credit Facility.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement, with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At June 30, 2009, there was $95.0 million outstanding under the Term Loan with $5.0 million included within short term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments of $5.0 million and $7.5 million in April of 2010 and 2011, respectively, with the remaining balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility. At June 30, 2009 the Company has an interest rate exchange agreement related to the Term Loan that expires December 2011. With a current notional amount of $95.0 million, the agreement effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

On April 21, 2008, the Company’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares. Repurchases under the new program will be funded with cash flow generation, and made from time to time in either the open market or through private transactions. The timing, volume, and nature of share repurchases will be at the discretion of management, dependent on market conditions, other priorities for cash investment, applicable securities laws, and other factors, and may be suspended or discontinued at any time. Since inception of this repurchase program, 2.3 million shares have been purchased at a cost of $50.0 million, however no shares were repurchased during the first six months of 2009.

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

The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar and Chinese Renminbi. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of our products. The effect of transaction gains and losses is reported within “Other income (expense)-net” on the Condensed Consolidated Statements of Operations. At June 30, 2009 the Company had foreign currency contracts with an aggregate notional amount of $6.7 million.

The Company’s interest rate exposure is primarily related to the $507.9 million of total debt outstanding at June 30, 2009. The majority of the debt is priced at interest rates that float with the market. In order to mitigate this interest exposure, the Company entered into interest rate exchange agreements that effectively converted $345.0 million of our floating-rate debt outstanding at June 30, 2009 to a fixed-rate. A 50-basis point movement in the interest rate on the remaining $162.9 million floating-rate debt would result in an approximate $0.8 million annualized increase or decrease in interest expense and cash flows.

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

The Company and seven of its subsidiaries have been named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. Such components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
			Part of Publicly	be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs(1)

April 1, 2009 to
April 30, 2009	—	—	—	$75,000,020
May 1, 2009 to
May 31, 2009	—	—	—	$75,000,020
June 1, 2009 to
June 30, 2009	—	—	—	$75,000,020

Total	—	—	—	$75,000,020

(1)	On April 21, 2008, IDEX’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares either in the open market or through private transactions.

Item 4.	Submission of Matters to a vote of Security Holders.

The Company held its Annual Shareholders’ Meeting on Tuesday, April 7, 2009 and voted on two matters. The first matter was the election of three directors to serve a three-year term on the Board of Directors of IDEX Corporation. The following persons received a plurality of votes cast for Class II directors.

Director	For	Withheld	Broker Non-Votes

William M. Cook	72,763,784	760,311	0
Frank S. Hermance	69,020,553	4,503,542	0
Michael T. Tokarz	66,572,294	6,951,801	0

Secondly, shareholders voted on a proposal to appoint Deloitte & Touche LLP as auditors. The proposal received a majority of the votes cast as follows:

Affirmative votes	72,905,776
Negative votes	578,039
Abstentions	40,280
Broker non-votes	0

Item 5.	Other Information.

There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board.

Item 6.	Exhibits.

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

/s/ Dominic A. Romeo
Dominic A. Romeo
Vice President and Chief Financial Officer
(duly authorized principal financial officer)

August 6, 2009

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on April 21, 1988)
3	.1(a)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235)
3	.1(b)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1(b) to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)
3.2		Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on July 17, 1989)
3	.2(a)	Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on February 12, 1990)
4.1		Restated Certificate of Incorporation and By-Laws of IDEX Corporation (filed as Exhibits No. 3.1 through 3.2 (a))
4.2		Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)
4.3		Credit Agreement, dated as of December 21, 2006, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K dated December 22, 2006, Commission File No. 1-10235)
4	.3(a)	Amendment No. 2 to Credit Agreement, dated as of September 29, 2008, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 4.3(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 1-10235)
4.4		Term Loan Agreement, dated April 18, 2008, among IDEX Corporation, Bank of America N.A. as Agent, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K dated April 18, 2008, Commission File No. 1-10235)
18		Letter from Deloitte and Touche, LLP regarding change in accounting principle hereto (incorporated by reference to Exhibit No. 18 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 1-10235)
*31	.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
*31	.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
*32	.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
*32	.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Filed herewith