Form 10-Q
period 2009-09-30
IDEX CORP /DE/
filed 2009-11-04
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Number of shares of common stock of IDEX Corporation outstanding as of October 30, 2009: 80,827,210 (net of treasury shares).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	September 30, 2009	December 31, 2008_

ASSETS
Current assets
Cash and cash equivalents	$74,429	$61,353
Receivables, less allowance for doubtful accounts of $6,798 at September 30, 2009 and $5,600 at December 31, 2008	189,417	205,269
Inventories	162,384	181,200
Other current assets	32,363	32,866

Total current assets	458,593	480,688
Property, plant and equipment — net	181,006	186,283
Goodwill	1,186,156	1,167,063
Intangible assets — net	288,396	303,226
Other noncurrent assets	8,692	14,540

Total assets	$2,122,843	$2,151,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$76,321	$87,304
Accrued expenses	114,676	117,186
Short-term borrowings	6,307	5,856
Dividends payable	9,554	9,523

Total current liabilities	206,858	219,869
Long-term borrowings	440,832	548,144
Deferred income taxes	146,857	141,984
Other noncurrent liabilities	91,920	97,020

Total liabilities	886,467	1,007,017

Commitment and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 83,277,330 shares at September 30, 2009 and 82,786,045 shares at December 31, 2008	833	828
Additional paid-in capital	393,832	377,154
Retained earnings	873,590	822,286
Treasury stock at cost: 2,537,538 shares at September 30, 2009 and 2,483,955 shares at December 31, 2008	(56,597)	(55,393)
Accumulated other comprehensive income (loss)	24,718	(92)

Total shareholders’ equity	1,236,376	1,144,783

Total liabilities and shareholders’ equity	$2,122,843	$2,151,800

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$323,249	$365,193	$986,317	$1,134,165
Cost of sales	194,191	217,409	602,964	672,391

Gross profit	129,058	147,784	383,353	461,774
Selling, general and administrative expenses	79,789	81,614	242,687	258,082
Goodwill impairment	—	30,090	—	30,090
Restructuring expenses	2,752	5,276	8,253	5,276

Operating income	46,517	30,804	132,413	168,326
Other income — net	1,382	2,723	806	3,885
Interest expense	3,951	3,861	13,212	13,619

Income before income taxes	43,948	29,666	120,007	158,592
Provision for income taxes	14,171	9,783	39,703	54,046

Net income	$29,777	$19,883	$80,304	$104,546

Basic earnings per common share	$0.37	$0.24	$1.00	$1.27

Diluted earnings per common share	$0.37	$0.24	$0.99	$1.26

Share data:
Basic weighted average common shares outstanding	79,740	81,572	79,642	81,320
Diluted weighted average common shares outstanding	80,879	82,957	80,535	82,663

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share and per share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
				Net
				Actuarial
				Losses
				and Prior
				Service
				Costs on
				Pensions	Cumulative
				and Other	Unrealized
	Common Stock			Post-	Losses
	and Additional		Cumulative	Retirement	on Derivatives		Total
	Paid-In	Retained	Translation	Benefit	Designated as Cash	Treasury	Shareholders’
	Capital	Earnings	Adjustment	Plans	Flow Hedges	Stock	Equity

Balance, December 31, 2008, as previously stated	$377,982	$845,396	$39,873	$(33,654)	$(6,642)	$(55,393)	$1,167,562

Impact of adopting change in accounting related to inventory (see Note 5)	—	(23,110)	331	—	—	—	(22,779)

Balance, December 31, 2008, as restated	$377,982	$822,286	$40,204	$(33,654)	$(6,642)	$(55,393)	$1,144,783

Net income	—	80,304	—	—	—	—	80,304
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	23,558	—	—	—	23,558
Amortization of retirement obligations	—	—	—	1,702	—	—	1,702
Unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	(450)	—	(450)

Other comprehensive income	—	—	—	—	—	—	24,810

Comprehensive income	—	—	—	—	—	—	105,114

Issuance of 238,388 shares of common stock from exercise of stock options and deferred compensation plans, net of tax benefit	3,902	—	—	—	—	—	3,902
Share-based compensation	12,781	—	—	—	—	—	12,781
Unvested shares surrendered for tax withholding	—	—	—	—	—	(1,204)	(1,204)
Cash dividends declared — $.36 per common share	—	(29,000)	—	—	—	—	(29,000)

Balance, September 30, 2009	$394,665	$873,590	$63,762	$(31,952)	$(7,092)	$(56,597)	$1,236,376

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months
	Ended
	September 30,
	2009	2008

Cash flows from operating activities
Net income	$80,304	$104,546
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of fixed assets	447	—
Goodwill impairment	—	30,090
Depreciation and amortization	23,482	23,468
Amortization of intangible assets	18,411	11,624
Amortization of debt issuance expenses	232	214
Stock-based compensation expense	12,781	12,423
Deferred income taxes	4,302	(9,183)
Excess tax benefit from stock-based compensation	(1,523)	(2,911)
Changes in (net of the effect from acquisitions):
Receivables	20,100	4,818
Inventories	20,774	(4,643)
Trade accounts payable	(12,762)	(243)
Accrued expenses	(9,005)	1,291
Other — net	131	(3,381)

Net cash flows provided by operating activities	157,674	168,113
Cash flows from investing activities
Additions to property, plant and equipment	(18,346)	(19,104)
Acquisition of businesses, net of cash acquired	—	(156,180)
Proceeds from fixed assets disposals	3,582	—
Change in restricted cash	—	140,005
Other — net	329	—

Net cash flows used in investing activities	(14,435)	(35,279)
Cash flows from financing activities
Borrowings under credit facilities	64,906	446,925
Payments under credit facilities	(174,203)	(279,278)
Payment of senior notes	—	(150,000)
Dividends paid	(28,969)	(29,496)
Proceeds from stock option exercises	3,692	9,407
Excess tax benefit from stock-based compensation	1,523	2,911
Other — net	(1,204)	(950)

Net cash flows used in financing activities	(134,255)	(481)
Effect of exchange rate changes on cash and cash equivalents	4,092	(1,133)

Net increase in cash	13,076	131,220
Cash and cash equivalents at beginning of year	61,353	102,757

Cash and cash equivalents at end of period	$74,429	$233,977

Supplemental cash flow information
Cash paid for:
Interest	$13,400	$15,275
Income taxes	31,853	58,623
Significant non-cash activities:
Capital expenditures included in accounts payable	432	621
Issuance of unvested shares	4,895	—

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Adoption of New Accounting Standards

On July 1, 2009 the Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“ASC”) became the authoritative source of accounting principals to be applied to financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In accordance with the ASC, citations to accounting literature in this report are to the relevant topic of the ASC or are presented in plain English. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard at its effective date.

In May 2009, the FASB issued an update to ASC 855 “Subsequent Events.” This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). This standard requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. This standard does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. This standard is effective for interim or annual periods ending after June 15, 2009. The Company has adopted this standard at its effective date.

In April 2009, the FASB issued an update to ASC 820 “Fair Value Measurements and Disclosures” and ASC 270 “Interim Reporting.” This standard requires disclosures about fair value of financial instruments in interim and annual financial statements. This standard is effective for periods ending after June 15, 2009. The Company has adopted this standard at its effective date.

In June 2008, the FASB issued an update to ASC 260, “Earnings Per Share.” This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in FASB ASC 260, “Earnings Per Share”. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, effective January 1, 2009, earnings per common share are computed using the two-class method prescribed by ASC 260. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method (see Note 4).

In December 2007, the FASB issued an update to ASC 805 “Business Combinations.” The objective of the standard is to establish principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nature and financial effects of the business combination. This standard is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will adopt this standard for all future acquisitions.

In December 2007, the FASB issued an update to ASC 810 “Consolidation.” The objective of the standard is to change the financial accounting and reporting for noncontrolling (or minority) interests in consolidated financial statements. The provisions of this standard in part; establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary; clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements; establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard effective January 2009 did not have an effect on the consolidated financial position, results of operations or cash flows of the Company.

Inventory

As of January 1, 2009, the Company changed its method for accounting for certain inventories from last-in, first-out (LIFO) to first-in, first-out (FIFO). The company applied this change in accounting principle retrospectively in accordance with FASB ASC 250, “Accounting Changes and Error Corrections” (see Note 5).

2.	Restructuring

During the past five quarters, we have recorded restructuring costs as a result of cost reduction efforts and facility closings. Accruals have been recorded based on these costs and primarily consist of employee termination benefits. We record accruals for employee termination benefits based on the guidance of FASB ASC 420, “Exit or Disposal Cost Obligations.” These expenses are included in Restructuring expenses in the Condensed Consolidated Statement of Operations while the restructuring accruals are included in Accrued expenses in our Condensed Consolidated Balance Sheets.

2009 Initiatives

During the three and nine months ended September 30, 2009, the Company recorded pre-tax restructuring expenses totaling $2.8 million and $8.3 million, respectively, for employee severance related to employee reductions across various functional areas as well as facility closures resulting from the Company’s cost savings initiatives. These initiatives included severance benefits for 384 employees. The Company is anticipating the employee reductions to be completed by the end of 2009 with an expected additional total cost of $2.0 — $3.0 million during the fourth quarter, with severance payments expected to be fully paid by the end of 2010 using cash from operations.

2008 Initiatives

For the full year 2008, the Company recorded pre-tax restructuring expenses totaling $18.0 million for employee severance related to employee reductions across various functional areas as well as facility closures resulting from our cost savings initiatives. These initiatives included severance benefits for 380 employees. These employee reductions were completed by the end of 2008, with severance payments expected to be fully paid by the end of 2009 using cash from operations.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-tax restructuring expenses, by segment for the three months ended September 30, 2009, were as follows:

		Asset
		Write-downs
	Severance	& Exit
	Costs	Costs	Total
	(in thousands)

Fluid & Metering Technologies	$657	$—	$657
Health & Science Technologies	841	184	1,025
Dispensing Equipment	630	—	630
Fire & Safety/Diversified Products	24	—	24
Corporate/Other	202	214	416

Total restructuring costs	$2,354	$398	$2,752

Pre-tax restructuring expenses, by segment for the nine months ended September 30, 2009, were as follows:

		Asset
		Write-downs
	Severance	& Exit
	Costs	Costs	Total
	(in thousands)

Fluid & Metering Technologies	$2,552	$490	$3,042
Health & Science Technologies	2,123	596	2,719
Dispensing Equipment	347	860	1,207
Fire & Safety/Diversified Products	474	—	474
Corporate/Other	441	370	811

Total restructuring costs	$5,937	$2,316	$8,253

Restructuring accruals of $9.3 million at both September 30, 2009 and December 31, 2008, respectively, are reflected in Accrued expenses in our Condensed Consolidated Balance Sheets as follows:

	2008	2009
	Initiatives	Initiatives	Total
	(in thousands)

Balance at January 1, 2009	$9,263	$—	$9,263
Restructuring costs/reversals	828	7,425	8,253
Acquisition related	—	3,927	3,927
Payments/utilization	(7,279)	(4,894)	(12,173)

Balance at September 30, 2009	$2,812	$6,458	$9,270

3.	Business Segments

The Company consists of four reportable segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment and Fire & Safety/Diversified Products.

The Fluid & Metering Technologies Segment produces pumps, flow meters, and related controls for the movement of liquids and gases in a diverse range of end markets from industrial infrastructure to food and beverage. The Health & Science Technologies Segment produces a wide variety of small-scale, highly accurate pumps, valves, fittings and medical devices, as well as compressors used in medical, dental and industrial applications. The Dispensing Equipment Segment produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes, refinishing equipment, as well as the food industry. The Fire & Safety/Diversified Products Segment produces firefighting pumps, rescue tools, lifting bags and other components and systems for the

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fire and rescue industry, as well as engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

Information on the Company’s business segments is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Net sales
Fluid & Metering Technologies:
External customers	$156,781	$169,957	$470,271	$517,641
Intersegment sales	158	301	686	905

Total group sales	156,939	170,258	470,957	518,546

Health & Science Technologies:
External customers	75,365	82,506	219,305	251,279
Intersegment sales	773	383	4,837	2,499

Total group sales	76,138	82,889	224,142	253,778

Dispensing Equipment:
External customers	25,580	31,543	104,111	138,152
Intersegment sales	—	—	—	—

Total group sales	25,580	31,543	104,111	138,152

Fire & Safety/Diversified Products:
External customers	65,523	81,187	192,630	227,093
Intersegment sales	1	2	3	6

Total group sales	65,524	81,189	192,633	227,099

Intersegment elimination	(932)	(686)	(5,526)	(3,410)

Total net sales	$323,249	$365,193	$986,317	$1,134,165

Operating income (loss)
Fluid & Metering Technologies	$25,755	$33,656	$70,731	$98,227
Health & Science Technologies	14,287	17,012	34,703	47,896
Dispensing Equipment(1)	(311)	(32,026)	13,112	(6,526)
Fire & Safety/Diversified Products	15,932	20,401	42,790	56,959
Corporate office and other	(9,146)	(8,239)	(28,923)	(28,230)

Total operating income	$46,517	$30,804	$132,413	$168,326

(1)	Segment operating income includes $30.1 million goodwill impairment charge in 2008 for Fluid Management Americas.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Earnings Per Common Share

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

ASC 260, “Earnings Per Share”, concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Corporation is required to apply the two-class method of computing basic and diluted earnings per share. The Corporation has determined that its outstanding unvested shares are participating securities. Accordingly, effective January 1, 2009, earnings per common share are computed using the two-class method prescribed by ASC 260. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method. Net income attributable to common shareholders was reduced by $0.2 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively. Net income attributable to common shareholders was reduced by $0.6 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively.

Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Basic weighted average common shares outstanding	79,740	81,572	79,642	81,320
Dilutive effect of stock options, unvested shares, and DCUs	1,139	1,385	893	1,343

Diluted weighted average common shares outstanding	80,879	82,957	80,535	82,663

Options to purchase approximately 2.5 million and 2.0 million shares of common stock as of September 30, 2009 and 2008, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

5.	Inventories

Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to 2009, we valued certain inventories under the LIFO cost method. As of January 1, 2009, we changed our method of accounting for these inventories from the LIFO method to the FIFO method. As of December 31, 2008, the inventories for which the LIFO method of accounting was applied represented approximately 85% of total net inventories. We believe that this change is to a preferable method which better reflects the current cost of inventory on our consolidated balance sheets. Additionally, this change conforms all of our worldwide inventories to a consistent inventory costing method and provides better comparability to our peers. We applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with FASB ASC 250, “Accounting Changes and Error Corrections.” As a result of this accounting change, our retained earnings as of December 31, 2008 decreased to $822.3 million using the FIFO method from $845.4 million as originally reported using the LIFO method. The following tables summarize the effect of the accounting change on our consolidated financial statements.

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
			As
	Computed	Effect	Computed		Effect
	Under Prior	of	Under	Originally	of	As
	Method	Change	FIFO	Reported	Change	Adjusted
	(Thousands, except per share data)

Statement of Operations:
Cost of sales	$194,794	$(603)	$194,191	$218,796	$(1,387)	$217,409
Income taxes	13,954	217	14,171	9,204	579	9,783
Net income	29,391	386	29,777	19,075	808	19,883
Per common share:
Basic earnings	0.36	0.01	0.37	0.23	0.01	0.24
Diluted earnings	0.36	0.01	0.37	0.23	0.01	0.24

Statement of Cash Flows:
Net income	29,391	386	29,777	19,075	808	19,883
Deferred income tax liability	(2,607)	217	(2,390)	(11,259)	579	(10,680)
Inventory working capital change	7,293	(603)	6,690	2,232	(1,527)	705
Net cash provided by operating activities	84,763	—	84,763	72,836	—	72,836

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
			As
	Computed	Effect	Computed		Effect
	Under Prior	of	Under	Originally	of	As
	Method	Change	FIFO	Reported	Change	Adjusted
	(Thousands, except per share data)

Statement of Operations:
Cost of sales	$600,119	$2,845	$602,964	$669,393	$2,998	$672,391
Income taxes	40,645	(942)	39,703	55,082	(1,036)	54,046
Net income	82,207	(1,903)	80,304	106,508	(1,962)	104,546
Per common share:
Basic earnings	1.02	(0.02)	1.00	1.31	(0.04)	1.27
Diluted earnings	1.01	(0.02)	0.99	1.29	(0.03)	1.26

Statement of Cash Flows:
Net income	82,207	(1,903)	80,304	106,508	(1,962)	104,546
Deferred income tax liability	5,244	(942)	4,302	(8,147)	(1,036)	(9,183)
Inventory working capital change	17,929	2,845	20,774	(7,368)	2,725	(4,643)
Net cash provided by operating activities	157,674	—	157,674	168,113	—	168,113

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2009			December 31, 2008

Balance Sheet:
Inventories	$198,189	$(35,805)	$162,384	$214,160	$(32,960)	$181,200
Other current assets (prepaid taxes)	22,978	9,385	32,363	24,423	8,443	32,866
Accrued expenses (income tax payable)	114,062	614	114,676	116,572	614	117,186
Deferred income tax liability	149,209	(2,352)	146,857	144,336	(2,352)	141,984
Cumulative translation adjustment	63,500	262	63,762	39,873	331	40,204
Retained earnings	898,603	(25,013)	873,590	845,396	(23,110)	822,286

The revised components of inventories as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)

Raw materials and component parts	$104,087	$110,290
Work-in-process	20,345	22,483
Finished goods	37,952	48,427

Total	$162,384	$181,200

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009, by reporting segment, were as follows:

	Fluid &	Health &		Fire & Safety/
	Metering	Science	Dispensing	Diversified
	Technologies	Technologies	Equipment	Products	Total
	(In thousands)

Balance at December 31, 2008	$524,387	$391,654	$103,470	$147,552	$1,167,063
Foreign currency translation	8,428	496	2,993	2,515	14,432
Acquisition adjustments	3,657	1,004	—	—	4,661

Balance at September 30, 2009	$536,472	$393,154	$106,463	$150,067	$1,186,156

For acquisitions completed in the fourth quarter of 2008, the Company is in the process of finalizing appraisals of tangible and intangible assets and is continuing to complete the purchase price allocations, which will be adjusted as additional information relative to the fair values of the assets and liabilities becomes known.

Acquisition adjustments during the nine months ended September 30, 2009 primarily relate to restructuring charges and other fair value adjustments of $4.3 million recorded by Richter Chemie-Technik, a business unit within the Company’s Fluid & Metering Technologies Segment, offset by other various acquisition adjustments. The restructuring charges were primarily employee severance related to employee reductions across various functional areas.

ASC 350, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31st, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 31, 2008. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the nine months ended September 30, 2009.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
	Gross		Weighted	Gross
	Carrying	Accumulated	Average	Carrying	Accumulated
	Amount	Amortization	Lives	Amount	Amortization
	(In thousands)

Amortizable intangible assets:
Patents	$11,917	$(6,048)	11	$11,795	$(5,550)
Trade names	64,078	(9,448)	15	62,805	(6,310)
Customer relationships	158,513	(28,577)	12	156,216	(16,601)
Non-compete agreements	4,276	(3,214)	4	4,569	(2,989)
Unpatented technology	36,093	(5,442)	14	35,527	(2,939)
Other	6,236	(2,088)	10	6,282	(1,679)

Total amortizable intangible assets	281,113	(54,817)		277,194	(36,068)
Banjo trade name	62,100	—		62,100	—

	$343,213	$(54,817)		$339,294	$(36,068)

The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

7.	Accrued Expenses

The components of accrued expenses as of September 30, 2009 and December 31, 2008 were:

	September 30,	December 31,
	2009	2008
	(In thousands)

Payroll and related items	$47,053	$45,162
Management incentive compensation	7,009	10,078
Income taxes payable	8,420	8,275
Deferred income taxes	847	1,469
Insurance	9,081	9,964
Warranty	4,304	3,751
Deferred revenue	4,201	2,600
Restructuring	9,270	9,263
Other	24,491	26,624

Total accrued expenses	$114,676	$117,186

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Borrowings

Borrowings at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)

Credit Facility	$347,664	$448,763
Term Loan	95,000	100,000
Other borrowings	4,475	5,237

Total borrowings	447,139	554,000
Less current portion	6,307	5,856

Total long-term borrowings	$440,832	$548,144

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. In 2008, the Credit Facility was amended to allow the Company to designate certain foreign subsidiaries as designated borrowers. Upon approval from the lenders, the designated borrowers were allowed to receive loans under the Credit Facility. A designated borrower sublimit was established as the lesser of the aggregate commitments or $100.0 million. As of the amendment date, Fluid Management Europe B.V., (FME) was approved by the lenders as a designated borrower. FME’s borrowings under the Credit Facility at September 30, 2009 were approximately $65.7 million (Euro 45.0 million). As the FME borrowings under the Credit Facility are Euro denominated and the cash flows that will be used to make payments of principal and interest are predominately denominated in Euros, the Company does not anticipate any significant foreign exchange gains or losses in servicing this debt.

At September 30, 2009 there was $347.7 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.1 million. The net available borrowing under the Credit Facility as of September 30, 2009, was approximately $245.2 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at September 30, 2009, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

At September 30, 2009 the Company had one interest rate exchange agreement related to the Credit Facility. The interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The fixed rate noted above is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 40 basis points on the Credit Facility.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”) with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At September 30, 2009, there was $95.0 million outstanding under the Term Loan with $5.0 million included within short term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments of $5.0 million and $7.5 million in April of 2010 and 2011, respectively, with the remaining balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2009 the Company had an interest rate exchange agreement related to the Term Loan that expires December 2011. With a current notional amount of $95.0 million, the agreement effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

9.	Derivative Instruments

ASC 815 “Derivatives and Hedging”, requires that a Company with derivative instruments disclose information to enable users of the financial statements to understand: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. As such, ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

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

At September 30, 2009, the Company had two interest rate exchange agreements. The first interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The second interest rate exchange agreement, expiring December 2011, with a current notional amount of $95.0 million, effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreements and the Company’s current margin of 40 basis points for the Credit Facility and 80 basis points on the Term Loan.

Based on interest rates at September 30, 2009, approximately $9.3 million of the amount included in accumulated other comprehensive income (loss) in shareholders’ equity at September 30, 2009 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

At September 30, 2009, the Company had foreign currency exchange contracts with an aggregate notional amount of $3.4 million to manage its exposure to fluctuations in foreign currency exchange rates. The change in fair market value of these contracts for the nine months ended September 30, 2009 was immaterial.

The following tables set forth the fair value amounts of derivative instruments held by the Company as of September 30, 2009 and December 31, 2008:

	Fair Value-Assets
	September 30,	December 31,
	2009	2008	Balance Sheet Caption
	(In thousands)

Foreign exchange contracts	$452	$—	Current assets

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value-Liabilities
	September 30,	December 31,
	2009	2008	Balance Sheet Caption
	(In thousands)

Interest rate contracts	$11,573	$10,098	Other noncurrent liabilities
Foreign exchange contracts	—	272	Accrued expenses

	$11,573	$10,370

The following tables summarize the gain (loss) recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts as of September 30, 2009 and 2008:

	Gain (Loss)		Income (Expense)
	Recognized in		and Gain
	Other		(Loss)
	Comprehensive		Reclassified into
	Income (Loss)		Income
	Three Months Ended September 30,				Income
	2009	2008	2009	2008	Statement Caption
	(In thousands)

Interest rate contracts	$(751)	$(234)	$(2,148)	$(158)	Interest expense
Foreign exchange contracts	112	—	346	—	Sales

	Gain (Loss)		Income (Expense)
	Recognized in		and Gain
	Other		(Loss)
	Comprehensive		Reclassified into
	Income (Loss)		Income		Income
	Nine Months Ended September 30,				Statement
	2009	2008	2009	2008	Caption
	(In thousands)

Interest rate contracts	$(943)	$2,922	$(5,757)	$(106)	Interest expense
Foreign exchange contracts	493	—	399	—	Sales

10.	Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the basis used to measure the Company’s financial assets and liabilities at fair value on a recurring basis in the balance sheet at September 30, 2009 and December 31, 2008:

	Basis of Fair Value Measurements
	Balance at
	September 30, 2009	Level 1	Level 2	Level 3
	(In thousands)

Interest rate exchange agreement derivative financial instruments (included in Other noncurrent liabilities)	$11,573	—	$11,573	—
Foreign currency contracts (included in Other current assets)	$452	—	$452	—

	Balance at
	December 31, 2008	Level 1	Level 2	Level 3
	(In thousands)

Interest rate exchange agreement derivative financial instruments (included in Other noncurrent liabilities)	$10,098	—	$10,098	—
Foreign currency contracts (included in Accrued expenses)	$272	—	$272	—

In determining the fair value of the Company’s interest rate exchange agreement derivatives, the Company uses a present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument and the credit default swap market to reflect the credit risk of either the Company or the counterparty.

The carrying value of our cash and cash equivalents, accounts receivable, and accounts payable approximates their fair values because of the short term nature of these instruments. At September 30, 2009, the fair value of our long term debt, based on the current market rates for debt with similar credit risk and maturity, approximated the value recorded on our balance sheet.

11.	Common and Preferred Stock

At September 30, 2009 and December 31, 2008, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and 5 million shares of preferred stock with a par value of $.01 per share. No preferred stock was issued as of September 30, 2009 and December 31, 2008.

12.	Share-Based Compensation

During the nine months ended September 30, 2009, the Company granted approximately 1.2 million stock options and 0.3 million unvested shares. During the nine months ended September 30, 2008, the Company granted approximately 1.1 million stock options and 0.6 million unvested shares.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation cost for stock options is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Cost of goods sold	$220	$256	$758	$843
Selling, general and administrative expenses	1,455	1,772	5,109	5,786

Total expense before income taxes	1,675	2,028	5,867	6,629
Income tax benefit	(531)	(645)	(1,889)	(2,102)

Total expense after income taxes	$1,144	$1,383	$3,978	$4,527

Total compensation cost for unvested shares is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Cost of goods sold	$63	$24	$187	$55
Selling, general and administrative expenses	2,072	2,160	6,727	5,739

Total expense before income taxes	2,135	2,184	6,914	5,794
Income tax benefit	(384)	(378)	(1,167)	(1,097)

Total expense after income taxes	$1,751	$1,806	$5,747	$4,697

Classification of stock compensation cost within the Condensed Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees, and compensation cost capitalized as part of inventory was immaterial.

As of September 30, 2009, there was $11.6 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years, and $13.3 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.2 years.

13.	Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended September 30,
	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)

Service cost	$388	$214	$442	$220
Interest cost	1,093	549	1,121	455
Expected return on plan assets	(876)	(205)	(1,292)	(260)
Net amortization	1,218	96	516	100

Net periodic benefit cost	$1,823	$654	$787	$515

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits
	Nine Months Ended September 30,
	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)

Service cost	$1,164	$609	$1,324	$674
Interest cost	3,281	1,562	3,363	1,394
Expected return on plan assets	(2,629)	(577)	(3,877)	(801)
Net amortization	3,654	273	1,549	304

Net periodic benefit cost	$5,470	$1,867	$2,359	$1,571

	Other Postretirement Benefits
			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$149	$153	$441	$459
Interest cost	343	332	1,017	999
Net amortization	23	29	47	99

Net periodic benefit cost	$515	$514	$1,505	$1,557

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute approximately $11.7 million to its defined benefit plans and $1.3 million to its other postretirement benefit plans in 2009. As of September 30, 2009, $9.3 million of contributions have been made to the defined benefit plans and $0.7 million have been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $3.0 million in 2009 to fund these defined benefit and other postretirement benefit plans.

14.	Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

15.	Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $14.2 million in the third quarter of 2009 from $9.8 million in the third quarter of 2008. The effective tax rate decreased to 32.2% for the third quarter of 2009 compared to 33.0% in the third quarter of 2008 due to the mix of global pre-tax income among jurisdictions and unfavorable non-recurring discrete items in the third quarter of 2008.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	New Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. Management is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“Update 2009-05”). 2009-05 provides clarification regarding valuation techniques when a quoted price in an active market for an identical liability is not available in addition to treatment of the existence of restrictions that prevent the transfer of a liability. 2009-05 also clarifies that both a quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market (when no adjustments to the quoted price of the asset are required) are Level 1 fair value measurements. This standard is effective for the first reporting period, including interim periods, beginning after issuance. Adoption of 2009-05 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In December 2008, the FASB issued ASC 715 “Compensation-Retirement Benefits.” This standard provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. ASC 715 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets. These disclosures are required for fiscal years ending after December 15, 2009. The Company is currently assessing the impact of this standard on its financial statement disclosures.

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

The Fluid & Metering Technologies Segment produces pumps, compressors, flow meters and related controls for the movement of liquids and gases in a diverse range of end markets from industrial infrastructure to food and beverage; and provides metering technology and flow monitoring services for water and wastewater markets. The Health & Science Technologies Segment produces a wide variety of small scale, highly accurate pumps, valves, fittings and medical devices, as well as compressors used in medical, dental and industrial applications. The Dispensing Equipment Segment produces highly engineered equipment for dispensing, metering and mixing colorants, paints, inks and dyes, hair colorants and other personal care products, refinishing equipment, as well as the food industry. The Fire & Safety/Diversified Products Segment produces firefighting pumps, rescue tools, lifting bags and other components and systems for the fire and rescue industry; and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

Results of Operations

On July 1, 2009 FASB ASC became the authoritative source of accounting principals to be applied to financial statements prepared in accordance with U.S. GAAP. In accordance with the ASC, citations to accounting literature in this report are to the relevant topic of the ASC or are presented in plain English.

The following is a discussion and analysis of our financial position and results of operations for the period ended September 30, 2009 and 2008. For purposes of this discussion and analysis section, reference is made to the table below and the Company’s Condensed Consolidated Statements of Operations included in Item 1. As of January 1, 2009, we changed our method of accounting for inventory from the LIFO method to the FIFO method. Certain prior year amounts have been restated to reflect the LIFO to FIFO inventory costing change (see Note 5).

Performance in the Three Months Ended September 30, 2009 Compared with the Same Period of 2008

Sales in the three months ended September 30, 2009 were $323.2 million, a 12% decrease from the comparable period last year. This decrease reflects a 17% decrease in organic sales and 2% unfavorable foreign currency translation, partially offset by a 7% increase from four acquisitions (Richter — October 2008, iPEK — October 2008, IETG — October 2008 and Semrock — October 2008). Sales to international customers represented approximately 48% of total sales in the current period compared to 46% in the same period in 2008.

For the third quarter of 2009, Fluid & Metering Technologies contributed 48 percent of sales and 46 percent of operating income; Health & Science Technologies accounted for 24 percent of sales and 26 percent of operating income; Dispensing Equipment accounted for 8 percent of sales and 0 percent of operating income; and Fire & Safety/Diversified Products represented 20 percent of sales and 28 percent of operating income.

Fluid & Metering Technologies sales of $156.9 million for the three months ended September 30, 2009 declined $13.3 million, or 8% compared with 2008, reflecting a 19% decrease in organic growth and 1% unfavorable foreign currency translation, partially offset by a 12% increase for acquisitions (Richter, iPEK and IETG). The decrease in organic growth was driven by weakness in chemical, energy, water and waste water markets. In the third quarter of 2009, organic sales decreased approximately 23% domestically and 11% internationally. Organic business sales to customers outside the U.S. were approximately 41% of total segment sales during the third quarter of 2009 and 40% in 2008.

Health & Science Technologies sales of $76.1 million decreased $6.8 million, or 8% in the third quarter of 2009 compared with 2008. This reflects a 13% decrease in organic growth and 1% of unfavorable foreign currency translation, partially offset by a 6% increase from the acquisition of Semrock. The decrease in organic growth reflects market softness in non-core Health & Science Technologies businesses. In the third quarter of 2009, organic sales decreased 24% domestically and increased 4% internationally. Organic business sales to customers outside the U.S. were approximately 46% of total segment sales in the third quarter of 2009, compared to 38% in 2008.

Dispensing Equipment sales of $25.6 million decreased $6.0 million, or 19% in the third quarter of 2009 compared with 2008. This decrease reflects a 15% decrease in organic growth and 4% of unfavorable foreign currency translation. The decrease in organic growth was due to continued deterioration in capital spending in the European and North American markets. In the third quarter of 2009, organic sales decreased 29% domestically and 10% internationally. Organic sales to customers outside the U.S. were approximately 78% of total segment sales in the third quarter of 2009, compared with 72% in the comparable quarter of 2008.

Fire & Safety/Diversified Products sales of $65.5 million decreased $15.7 million, or 19% in the third quarter of 2009 compared with 2008. This change reflects a 16% decrease in organic business volume and 3% unfavorable foreign currency translation. The decrease in organic business growth was driven by lower demand for engineered band clamping systems and rescue equipment. In the third quarter of 2009, organic business sales decreased 12% domestically and 20% internationally. Organic sales to customers outside the U.S. were approximately 55% of total segment sales in the third quarter of 2009, compared to 56% in 2008.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009(1)	2008(2)	2009(1)	2008(2)

Fluid & Metering Technologies
Net sales	$156,939	$170,258	$470,957	$518,546
Operating income(3)	25,755	33,656	70,731	98,227
Operating margin	16.4%	19.8%	15.0%	18.9%
Depreciation and amortization	$8,061	$5,842	$24,396	$18,605
Capital expenditures	3,810	2,519	9,682	7,695
Health & Science Technologies
Net sales	$76,138	$82,889	$224,142	$253,778
Operating income(3)	14,287	17,012	34,703	47,896
Operating margin	18.8%	20.5%	15.5%	18.9%
Depreciation and amortization	$3,866	$2,573	$10,579	$8,411
Capital expenditures	1,879	1,294	3,793	3,894
Dispensing Equipment
Net sales	$25,580	$31,543	$104,111	$138,152
Operating income (loss) (3)(5)	(311)	(32,026)	13,112	(6,526)
Operating margin(5)	(1.2)%	(101.5)%	12.6%	(4.7)%
Depreciation and amortization	$670	$946	$2,340	$3,215
Capital expenditures	292	652	850	2,236
Fire & Safety/Diversified Products
Net sales	$65,524	$81,189	$192,633	$227,099
Operating income(3)	15,932	20,401	42,790	56,959
Operating margin	24.3%	25.1%	22.2%	25.1%
Depreciation and amortization	$1,287	$1,206	$3,815	$3,950
Capital expenditures	853	789	2,569	3,929
Company
Net sales	$323,249	$365,193	$986,317	$1,134,165
Operating income(3)	46,517	30,804	132,413	168,326
Operating margin	14.4%	8.4%	13.4%	14.8%
Depreciation and amortization(4)	$14,135	$10,879	$41,893	$35,092
Capital expenditures	7,081	5,851	18,303	19,164

(1)	Data includes acquisition of Richter (October 2008), iPEK (October 2008) and IETG (October 2008) in the Fluid & Metering Technologies segment and Semrock (October 2008) in the Health & Science Technologies segment from the dates of acquisition.

(2)	Certain prior year amounts have been restated to reflect the LIFO to FIFO inventory costing change.

(3)	Group operating income excludes unallocated corporate operating expenses.

(4)	Excludes amortization of debt issuance expenses.

(5)	Segment operating income and margin includes $30.1 million goodwill impairment charge in 2008 for Fluid Management Americas.

Gross profit of $129.1 million in the third quarter of 2009 decreased $18.7 million, or 13% from 2008. Gross profit as a percent of sales was 39.9% in the third quarter of 2009 and 40.5% in 2008. The decrease in gross margin primarily reflects product mix as well as the impact of fixed cost expense from lower volume across most of our businesses.

Selling, general and administrative (“SG&A”) expenses decreased to $79.8 million in the third quarter of 2009 from $81.6 million in 2008. The $1.8 million decrease reflects approximately $9.3 million for volume related expenses, partially offset by a $7.5 million increase for incremental costs associated with recently acquired businesses. As a percent of sales, SG&A expenses were 24.7% for 2009 and 22.3% for 2008.

During the three months ended September 30, 2009 and 2008, the Company recorded pre-tax restructuring expenses totaling $2.8 million and $5.3 million, respectively, for employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives.

During the three months ended September 30, 2008 in accordance with ASC 350, the Company concluded that events had occurred and circumstances had changed which required the Company to perform an interim period goodwill impairment test at Fluid Management Americas, a reporting unit within the Company’s Dispensing Equipment Segment. Fluid Management Americas had experienced a downturn in capital spending by its customer base and the loss of a major retail customer. The Company performed an impairment test and compared the fair value of the reporting unit to its carrying value. It was determined that the fair value of Fluid Management Americas was less than the carrying value of the net assets. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s analysis resulted in an implied fair value of goodwill of $21.2 million, and as a result, the Company recognized an impairment charge of $30.1 million in the third quarter of 2008.

Operating income of $46.5 million and operating margins of 14.4% in the third quarter of 2009 were up from the $30.8 million and 8.4% recorded in 2008, primarily reflecting decreased expenses from previously announced restructuring-related charges and the goodwill impairment charge in 2008, partially offset by decreased volume. In the Fluid & Metering Technologies Segment, operating income of $25.8 million and operating margins of 16.4% in the third quarter of 2009 were down from the $33.7 million and 19.8% recorded in 2008 principally due to the impact of recent acquisitions and lower sales. In the Health & Science Technologies Segment, operating income of $14.3 million and operating margins of 18.8% in the third quarter of 2009 were down from the $17.0 million and 20.5% recorded in 2008 due to lower volume. In the Dispensing Equipment Segment, operating loss of $0.3 million and operating margins of (1.2)% in the third quarter of 2009 were up from the $32.0 million operating loss in 2008, due primarily to goodwill impairment charges in 2008, partially offset by lower volumes in the North American and European markets. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $15.9 million and 24.3%, respectively, were lower than the $20.4 million and 25.1% recorded in 2008, due primarily to lower volume and unfavorable product mix.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $14.2 million in the third quarter of 2009 compared to the third quarter of 2008, which was $9.8 million. The effective tax rate decreased to 32.2% for the third quarter of 2009 compared to 33.0% in the third quarter of 2008 due to the mix of global pre-tax income among jurisdictions.

Net income for the current quarter of $29.8 million increased from the $19.9 million earned in the third quarter of 2008. Diluted earnings per share in the third quarter of 2009 of $0.37 increased $0.13, or 54%, compared with the third quarter of 2008.

Performance in the Nine Months Ended September 30, 2009 Compared with the Same Period of 2008

Sales in the nine months ended September 30, 2009 were $986.3 million, a 13% decrease from the comparable period last year. This decrease reflects a 16% decrease in organic sales and 3% unfavorable foreign currency translation, partially offset by a 6% increase from four acquisitions (Richter — October 2008, iPEK — October 2008, IETG — October 2008 and Semrock — October 2008). Sales to international customers represented approximately 46% of total sales in the current period compared to 47% in the same period in 2008.

For the first nine months of 2009, Fluid & Metering Technologies contributed 48 percent of sales and 44 percent of operating income; Health & Science Technologies accounted for 23 percent of sales and 22 percent of operating income; Dispensing Equipment accounted for 10 percent of sales and 8 percent of operating income; and Fire & Safety/Diversified Products represented 19 percent of sales and 26 percent of operating income.

Fluid & Metering Technologies sales of $471.0 million for the nine months ended September 30, 2009 declined $47.6 million, or 9% compared with 2008, reflecting a 19% decrease in organic growth and 2% unfavorable foreign currency translation, partially offset by a 12% increase for acquisitions (Richter, iPEK and IETG). The decrease in organic growth was driven by weakness in chemical, energy, water and waste water markets. In the first nine months of 2009, organic sales decreased approximately 19% domestically and 17% internationally. Organic business sales to customers outside the U.S. were approximately 40% of total segment sales during the first nine months of 2009, compared to 42% in 2008.

Health & Science Technologies sales of $224.1 million decreased $29.6 million, or 12% in the first nine months of 2009 compared with 2008. This reflects a 16% decrease in organic growth and 2% of unfavorable foreign currency translation, partially offset by a 6% increase from the acquisition of Semrock. The organic decline reflects significant market softness in non-core Health & Science Technologies businesses. In the first nine months of 2009, organic sales decreased 16% domestically and 15% internationally. Organic business sales to customers outside the U.S. were approximately 40% of total segment sales in the first nine months of 2009, compared to 39% in 2008.

Dispensing Equipment sales of $104.1 million decreased $34.0 million, or 25% in the first nine months of 2009 compared with 2008. This decrease reflects a 19% decrease in organic growth and 6% of unfavorable foreign currency translation. The decrease in organic growth was due to continued deterioration in capital spending in the European and North American markets, partially offset by one large replenishment project in the North American market. In the first nine months of 2009, organic sales increased 13% domestically and decreased 30% internationally. Organic sales to customers outside the U.S. were approximately 64% of total segment sales in the first nine months of 2009, compared with 72% in the comparable period of 2008.

Fire & Safety/Diversified Products sales of $192.6 million decreased $34.5 million, or 15% in the first nine months of 2009 compared with 2008. This change reflects a 9% decrease in organic business volume and 6% unfavorable foreign currency translation. The decrease in organic business growth was driven by lower demand for engineered band clamping systems and rescue equipment. In the first nine months of 2009, organic business sales decreased 11% domestically and 8% internationally. Organic sales to customers outside the U.S. were approximately 55% of total segment sales in the first nine months of 2009, compared to 56% in 2008.

Gross profit of $383.4 million in the first nine months of 2009 decreased $78.4 million, or 17% from 2008. Gross profit as a percent of sales was 38.9% in the first nine months of 2009 and 40.7% in 2008. The decrease in gross margin primarily reflects product mix, inventory fair value expense as well as the impact of fixed cost absorption from lower volume across most of our businesses.

SG&A expenses decreased to $242.7 million in the first nine months of 2009 from $258.1 million in 2008. The $15.4 million decrease reflects approximately $37.2 million for volume related expenses, partially offset by a $21.8 million increase for incremental costs associated with recently acquired businesses. As a percent of sales, SG&A expenses were 24.6% for 2009 and 22.8% for 2008.

During the nine months ended September 30, 2009 and 2008, the Company recorded pre-tax restructuring expenses totaling $8.3 million and $5.3 million, respectively, for employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives.

During the first nine months of 2008 in accordance with ASC 350, the Company concluded that events had occurred and circumstances had changed which required the Company to perform an interim period goodwill impairment test at Fluid Management Americas, a reporting unit within the Company’s Dispensing Equipment Segment. Fluid Management Americas had experienced a downturn in capital spending by its customer base and the loss of a major retail customer. The Company performed an impairment test and compared the fair value of the reporting unit to its carrying value. It was determined that the fair value of Fluid Management Americas was less than the carrying value of the net assets. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s analysis resulted in an implied fair value of goodwill of $21.2 million, and as a result, the Company recognized an impairment charge of $30.1 million in the first nine months of 2008.

Operating income of $132.4 million and operating margins of 13.4% in the first nine months of 2009 were down from the $168.3 million and 14.8% recorded in 2008, primarily reflecting increased expenses from previously announced restructuring-related charges, impact from acquisitions and a decrease in volume, partially offset by the goodwill impairment charge in 2008. In the Fluid & Metering Technologies Segment, operating income of $70.7 million and operating margins of 15.0% in the first nine months of 2009 were down from the $98.2 million and 18.9% recorded in 2008 principally due to the impact of recent acquisitions and lower sales. In the Health & Science Technologies Segment, operating income of $34.7 million and operating margins of 15.5% in the first nine months of 2009 were down from the $47.9 million and 18.9% recorded in 2008 due to lower volume. In the Dispensing Equipment Segment, operating income of $13.1 million and operating margins of 12.6% in the first nine months of 2009 were up from the $6.5 million of operating loss and recorded in 2008, due to a goodwill impairment charge in 2008, partially offset by continued deterioration in the North American and European markets. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $42.8 million and 22.2%, respectively, were lower than the $57.0 million and 25.1% recorded in 2008, due primarily to lower volume and unfavorable product mix.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $39.7 million in the first nine months of 2009 compared to the same period of 2008, which was $54.0 million. The effective tax rate of 33.1% in the first nine months of 2009 was lower compared to 34.1% in the same period of 2008 due to the mix of global pre-tax income among jurisdictions.

Net income for the current period of $80.3 million decreased from the $104.5 million earned in the first nine months of 2008. Diluted earnings per share in the first nine months of 2009 of $0.99 decreased $0.27, or 21%, compared with the first nine months of 2008.

Liquidity and Capital Resources

At September 30, 2009, working capital was $251.7 million and our current ratio was 2.2 to 1. Cash flows from operating activities decreased $10.4 million, or 6%, to $157.7 million in the first nine months of 2009 mainly due to reduced volume and restructuring-related payments.

Cash flows provided by operations were more than adequate to fund capital expenditures of $18.3 million and $19.1 million in the first nine months of 2009 and 2008, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility, which expires on December 21, 2011. At September 30, 2009 there was $347.7 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.1 million. The net available borrowing under the Credit Facility as of September 30, 2009, was approximately $245.2 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at September 30, 2009, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

At September 30, 2009 the Company has one interest rate exchange agreement related to the Credit Facility. The interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The fixed rate noted above is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 40 basis points on the Credit Facility.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement, with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At September 30, 2009, there was $95.0 million outstanding under the Term Loan with $5.0 million included within short term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments of $5.0 million and $7.5 million in April of 2010 and 2011, respectively, with the remaining balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility. At September 30, 2009 the Company has an interest rate exchange agreement related to the Term Loan that expires December 2011. With a current notional amount of $95.0 million, the agreement effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

On April 21, 2008, the Company’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares. Repurchases under the new program will be funded with cash flow generation, and made from time to time in either the open market or through private transactions. The timing, volume, and nature of share repurchases will be at the discretion of management, dependent on market conditions, other priorities for cash investment, applicable securities laws, and other factors, and may be suspended or discontinued at any time. Since inception of the repurchase program, 2.3 million shares have been purchased at a cost of $50.0 million; no shares have been purchased during the first nine months of 2009.

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

The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar and Chinese Renminbi. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of our products. The effect of transaction gains and losses is reported within “Other income (expense)-net” on the Condensed Consolidated Statements of Operations. At September 30, 2009 the Company had foreign currency contracts with an aggregate notional amount of $3.4 million.

The Company’s interest rate exposure is primarily related to the $447.1 million of total debt outstanding at September 30, 2009. The majority of the debt is priced at interest rates that float with the market. In order to mitigate this interest exposure, the Company entered into interest rate exchange agreements that effectively converted $345.0 million of our floating-rate debt outstanding at September 30, 2009 to a fixed-rate. A 50-basis point movement in the interest rate on the remaining $102.1 million floating-rate debt would result in an approximate $0.5 million annualized increase or decrease in interest expense and cash flows.

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

The Company and six of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. Such components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them.

Claims have been filed in jurisdictions throughout the United States. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
			Part of Publicly	be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs(1)

July 1, 2009 to
July 31, 2009	—	—	—	$75,000,020
August 1, 2009 to
August 31, 2009	—	—	—	$75,000,020
September 1, 2009 to
September 30, 2009	—	—	—	$75,000,020

Total	—	—	—	$75,000,020

(1)	On April 21, 2008, IDEX’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares either in the open market or through private transactions.

Item 5.	Other Information.

There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board.

Item 6.	Exhibits.

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

November 4, 2009

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