Form 10-K
period 2009-12-31
IDEX CORP /DE/
filed 2010-03-01
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock (based on the June 30, 2009 closing price of $36.84) held by non-affiliates of IDEX Corporation was $1,953,103,845.

The number of shares outstanding of IDEX Corporation’s common stock, par value $.01 per share (the “Common Stock”), as of February 18, 2010 was 81,000,451 (net of treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2009 Annual Report to stockholders of IDEX Corporation (“the 2009 Annual Report”) are incorporated by reference in Part II of this Form 10-K and portions of the Proxy Statement of IDEX Corporation (the “2010 Proxy Statement”) with respect to the 2010 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business.

IDEX Corporation (“IDEX” or the “Company”) is a Delaware Corporation incorporated on September 24, 1987. The Company is an applied solutions business that sells an extensive array of pumps, flow meters and other fluidics systems and components and engineered products to customers in a variety of markets around the world. All of the Company’s business activities are carried out through wholly-owned subsidiaries.

IDEX has four reportable business segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment, and Fire & Safety/Diversified Products. Reporting units in the Fluid & Metering Technologies segment include Banjo, Energy (Corken, Faure Herman, Liquid Controls, S.A.M.P.I., Sponsler and Toptech products), Industrial Process Technology, (IDEX AODD (Pumper Parts, Versa-Matic and Warren Rupp products), Richter, Sanitary (Knight, Quadro and Wright Flow products), and Viking (Blagdon and Viking products)) and Water (ADS, IETG, iPEK, and Pulsafeeder products). Reporting units in the Health & Science Technologies segment include Health & Science Technologies (“HST”) Core (Eastern Plastics, Innovadyne, Isolation Technologies, Rheodyne, Sapphire Engineering, Semrock, Systec and Upchurch Scientific products), Gast (Gast and Jun-Air products), and Micropump (Ismatec, Micropump and Trebor products). The Dispensing Equipment segment is a reporting unit and includes FAST & Fluid Management and Fluid Management products. Reporting units in the Fire & Safety/Diversified Products segment include Fire Suppression (Class 1, Godiva and Hale products), Rescue Tools (Dinglee, Hurst, Lukas and Vetter products) and Band-It.

IDEX believes that each of its reporting units is a leader in its product and service areas. The Company also believes that its strong financial performance has been attributable to its ability to design and engineer specialized quality products, coupled with its ability to identify and successfully consummate and integrate strategic acquisitions.

FLUID & METERING TECHNOLOGIES SEGMENT

The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for water and wastewater. Fluid & Metering Technologies application-specific pump and metering solutions serve a diverse range of end markets, including industrial infrastructure (fossil fuels, refined & alternative fuels, and water & wastewater), chemical processing, agricultural, food & beverage, pulp & paper, transportation, plastics & resins, electronics & electrical, construction & mining, pharmaceutical & bio-pharmaceutical, machinery and numerous other specialty niche markets. Fluid & Metering Technologies accounted for 48% of IDEX’s sales and 44% of IDEX’s operating income in 2009, with approximately 46% of its sales to customers outside the U.S.

Banjo.  Banjo is a provider of special purpose, severe-duty pumps, valves, fittings and systems used in liquid handling. Banjo is based in Crawfordsville, Indiana and its products are used in agricultural and industrial applications. Approximately 11% of Banjo’s 2009 sales were to customers outside the U.S.

Energy.  Energy includes the Company’s Corken, Faure Herman, Liquid Controls, S.A.M.P.I., Sponsler and Toptech businesses. Energy is a leading supplier of flow meters, electronic registration and control products, rotary vane and turbine pumps, reciprocating piston compressors, and terminal automation control systems. Headquartered in Lake Bluff, Illinois (Liquid Controls and Sponsler products), Energy has additional facilities in Longwood, Florida and Zwijndrech Belgium (Toptech products); Oklahoma City, Oklahoma (Corken products); La Ferté Bernard, France and Houston, Texas (Faure Herman products); Vadodara, Gujarat, India (Liquid Controls products); and Altopascio, Italy (S.A.M.P.I. products). Applications for Liquid Controls and S.A.M.P.I. positive displacement flow meters, electronic, registration and control products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Corken products consist of positive-displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors, while Sponsler products consist of precision turbine flow meters to meet all flow applications, including low-flow applications where viscosity, corrosive media, extreme temperature or hazardous materials are factors. Toptech supplies terminal automation hardware and software to control and manage inventories, as well as transactional data and invoicing, to customers in the oil, gas and refined-fuels markets. In February 2007, IDEX acquired Faure Herman, a leading supplier of ultrasonic and helical turbine flow meters used in the custody transfer and control of high value fluids and gases. Approximately 54% of Energy’s 2009 sales were to customers outside the U.S.

Industrial Process Technologies.  Industrial Process Technologies (“IPT”) includes the Company’s IDEX AODD, Richter, Sanitary and Viking businesses. IPT is a leading producer of air-operated and motor-driven double-diaphragm pumps and replacement parts; a leading provider of premium quality lined pumps, valves and control equipment for the chemical, fine chemical and pharmaceutical industries; a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering; and a leading provider of particle control solutions for the pharmaceutical & bio-pharmaceutical markets. IDEX AODD products (which include Pumper Parts, Versa-Matic and Warren Rupp products) are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. Market’s served by IDEX AODD products include chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance. Richter’s corrosion resistant fluoroplastic lined products offer superior solutions for demanding applications in the process industry. Sanitary’s products (which include Knight, Quadro and Wright Flow products) consist of rotary lobe pumps, stainless-steel centrifugal and positive displacement pumps and pump replacement parts for the beverage, food processing, pharmaceutical, cosmetics and other industries that require sanitary processing as well as products for fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing. Viking’s products consist of external gear pumps, strainers and reducers, and related controls used for transferring and metering thin and viscous liquids sold under the Viking® brand and air-operated double-diaphragm pumps sold under the Blagdon® brand. Markets served by Viking products include chemical, petroleum, pulp & paper, plastics, paints, inks, tanker trucks, compressor, construction, food & beverage, personal care, pharmaceutical and biotech. IPT maintains operations in Mansfield, Ohio (IDEX AODD); Kampen, Germany, Nanjing, China, and Coimbatore, India (Richter); Lake Forest, California, Unanderra, New South Wales, Australia, Mississauga, Ontario, Canada, Eastbourne, East Sussex, England, Muskego, Wisconsin and Windsor, Ontario, Canada (Sanitary); and Cedar Falls, Iowa (Richter, Sanitary and Viking). IPT uses primarily independent distributors to sell and market its products. Approximately 53% of IPT’s 2009 sales were to customers outside the U.S.

Water and Waste Water (“Water”).  Water includes the Company’s ADS, IETG, iPEK and Pulsafeeder businesses. Water is a leading provider of metering technology & flow monitoring products and underground surveillance services for water and wastewater markets as well a leading manufacturer of metering pumps, special-purpose rotary pumps, peristaltic pumps, fully integrated pump and metering systems, custom chemical-feed systems, electronic controls and dispensing equipment. ADS products and services provide comprehensive integrated solutions that enable industry, municipalities and government agencies to analyze and measure the capacity, quality and integrity of wastewater collection systems. IETG products and services enable water companies to effectively manage their water distribution and sewerage networks, while its surveillance service specializes in underground asset detection and mapping for utilities and other private companies. iPEK supplies remote controlled systems used for infrastructure inspection. Pulsafeeder products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition, and its markets include water & wastewater treatment, power generation, pulp & paper, chemical & hydrocarbon processing, and swimming pools. Water maintains operations in Huntsville, Alabama, Sydney, New South Wales, Australia, Melbourne, Victoria, Australia, and Auckland, New Zealand (ADS), Leeds, England (IETG), Hirschegg, Austria (iPEK) and Rochester, New York, and Punta Gorda, Florida (Pulsafeeder). Approximately 37% of Water’s 2009 sales were to customers outside the U.S.

HEALTH & SCIENCE TECHNOLOGIES SEGMENT

The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, and precision gear and peristaltic pump technologies that meet exacting OEM specifications. The segment accounted for 23% of both IDEX’s sales and operating income in 2009, with approximately 39% of its sales to customers outside the U.S.

HST Core.  HST Core consists of the IDEX Health & Science (“IHS”) and Semrock business units. IHS is a consolidation of the Company’s Eastern Plastics, Innovadyne, Isolation Technologies, Rheodyne, Sapphire Engineering, Systec and Upchurch Scientific businesses and has facilities in Rohnert Park, California (Innovadyne, Rheodyne and Systec products); Bristol, Connecticut (Eastern Plastics products); Middleboro, Massachusetts (Isolation Technologies and Sapphire Engineering products); and Oak Harbor, Washington (Upchurch Scientific products). Rheodyne and Systec products include injectors, valves, fittings and accessories for the analytical instrumentation market. Rheodyne and Systec products are used by manufacturers of high pressure liquid chromatography equipment servicing the pharmaceutical, biotech, life science, food & beverage, and chemical markets. Sapphire Engineering and Upchurch Scientific products include fluidic components and systems for the analytical, biotech and diagnostic instrumentation markets, such as fittings, precision-dispensing pumps and valves, tubing and integrated tubing assemblies, filter sensors and other micro-fluidic and nano-fluidic components. Markets for Sapphire Engineering and Upchurch Scientific products include pharmaceutical, drug discovery, chemical, biochemical processing, genomics/proteomics research, environmental labs, food/agriculture, medical lab, personal care, and plastics/polymer/rubber production. Eastern Plastics products, which consist of high-precision integrated fluidics and associated engineered plastics solutions. Eastern Plastics products are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. In October 2007, the Company acquired Isolation Technologies, a leading developer of advanced column hardware and accessories for the High Performance Liquid Chromatography (HPLC) market. HPLC instruments are used in a variety of analytical chemistry applications, with primary commercial applications including drug discovery and quality control measurements for pharmaceutical and food/beverage testing. Semrock, which was acquired in October 2008, is a provider of optical filters for biotech and analytical instrumentation in the life sciences markets. Semrock’s optical filters are produced using state-of-the-art manufacturing processes which enable it to offer its customers significant improvements in instrument performance and reliability. Semrock is located in Rochester, New York. Approximately 35% of HST Core’s 2009 sales were to customers outside the U.S.

Gast.  Gast includes the Company’s Gast and Jun-Air businesses. The Gast business is a leading manufacturer of air-moving products, including air motors, low-range and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure. Markets served by Gast products include medical equipment, environmental equipment, computers & electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts, and industrial manufacturing. Based in Benton Harbor, Michigan, Gast also has a facility in Redditch, England. Jun-Air is a provider of low-decibel, ultra-quiet vacuum compressors suitable for medical, dental and laboratory applications. Based in Norresundby, Denmark, Jun-Air has additional operations in Lyon, France, and Dankeryd, The Netherlands. Approximately 32% of Gast’s 2009 sales were to customers outside the U.S.

Micropump.  Micropump includes the Company’s Ismatec, Micropump and Trebor businesses. Micropump, headquartered in Vancouver, Washington, is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump products are used in low-flow abrasive and corrosive applications. Markets served by Micropump products include printing machinery, medical equipment, paints & inks, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp & paper, water treatment, textiles, peristaltic metering pumps, analytical process controllers and sample preparation systems. Ismatec, a leading manufacturer of peristaltic metering pumps, analytical process controllers, and sample preparation systems, has facilities in Glattbrugg, Switzerland and Wertheim-Mondfeld, Germany. Located in Salt Lake City, Utah, the Trebor business is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Trebor products are used in manufacturing of semiconductors, disk drives and flat panel displays. Approximately 67% of Micropump’s 2009 sales were to customers outside the U.S.

DISPENSING EQUIPMENT SEGMENT

The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants, paints, and hair colorants and other personal care products used in a variety of retail and commercial businesses around the world. The segment accounted for 9% of IDEX’s sales and 7% of IDEX’s operating income in 2009, with approximately 64% of its sales to customers outside the U.S.

Dispensing Equipment is a leading American, European and Asian supplier of precision-designed tinting, mixing, dispensing and measuring equipment for auto refinishing, architectural paints and personal care products. Dispensing Equipment equipment is used in retail and commercial stores, hardware stores, home centers, department stores, automotive body shops as well as point-of-purchase dispensers and mixing equipment for the personal care and health and beauty industry. Dispensing Equipment is currently pursuing opportunities to use its precision mixing, dispensing and measuring expertise in the food and beverage areas. Dispensing Equipment is headquartered in Wheeling, Illinois, with additional operations in Sassenheim, The Netherlands, Unanderra, Australia; Gennevilliers, France; Milan, Italy; Torun, Poland; Barcelona, Spain; and Scarborough, Ontario, Canada. Approximately 64% of Dispensing Equipment’s 2009 sales were to customers outside the U.S.

FIRE & SAFETY/DIVERSIFIED PRODUCTS SEGMENT

The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications. The segment accounted for 20% of IDEX’s sales and 26% of IDEX’s operating income in 2009, with approximately 53% of its sales to customers outside the U.S.

Fire Suppression.  Fire Suppression includes the Company’s Class 1, Hale and Godiva businesses, which produce truck-mounted and portable fire pumps, stainless steel valves, foam and compressed air foam systems, pump modules and pump kits, electronic controls and information systems, conventional and networked electrical systems, and mechanical components for the fire, rescue and specialty vehicle markets. Fire Suppression’s customers are primarily OEMs. Fire Suppression is headquartered in Ocala, Florida (Class 1 products), with additional facilities located in Conshohocken, Pennsylvania (Hale products); Neenah, Wisconsin (Class 1 products); and Warwick, England (Godiva products). Approximately 34% of Fire Suppression’s 2009 sales were to customers outside the U.S.

Rescue Tools.  Rescue tools includes the Company’s Dinglee, Hurst, Lukas and Vetter businesses, which produce hydraulic, battery, gas and electric-operated rescue equipment, hydraulic re-railing equipment, hydraulic tools for industrial applications, recycling cutters, pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection and disaster control, and shoring equipment for vehicular or structural collapse. Markets served by Rescue Tools products include public and private fire and rescue organizations. Rescue Tools has facilities in Shelby, North Carolina (Hurst products); Tianjin, China (Dinglee products); Erlangen, Germany (Lukas products); and Zulpich, Germany (Vetter products). Approximately 77% of Rescue Tools’s 2009 sales were to customers outside the U.S.

Band-It.  Band-It is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The BAND-IT® brand is highly recognized worldwide. Band-It products are used for securing exhaust system heat and sound shields, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling, and numerous other industrial and commercial applications. Markets for Band-It products include transportation equipment, oil & gas, general industrial maintenance, electronics, electrical, communications, aerospace, utility, municipal and subsea marine. Band-It is based in Denver, Colorado, with additional operations in Staveley Near Chesterfield, Derbyshire, England, and Singapore. Approximately 42% of Band-It’s 2009 sales were to customers outside the U.S.

GENERAL ASPECTS APPLICABLE TO THE COMPANY’S BUSINESS SEGMENTS

Competitors

The Company’s businesses participate in highly competitive markets. IDEX believes that the principal points of competition are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, quality of post-sale support, timeliness of delivery, and effectiveness of our distribution channels.

Principal competitors of the Fluid & Metering Technologies Segment are the Pump Solutions Group (Blackmer and Wilden products) of Dover Corporation (with respect to pumps and small horsepower compressors used in liquified petroleum gas distribution facilities, rotary gear pumps, and air-operated double-diaphragm pumps); the Milton Roy unit of United Technologies Corporation (with respect to metering pumps and controls); and Tuthill Corporation (with respect to rotary gear pumps).

Principal competitors of the Health & Science Technologies Segment are the Thomas division of Gardner Denver, Inc. (with respect to vacuum pumps and compressors); and Valco Instruments Co., Inc. (with respect to fluid injectors and valves).

The principal competitor of the Dispensing Equipment Segment is CPS Color Group Oy, which is owned by Nordic Capital (with respect to dispensing and mixing equipment for the paint industry).

The principal competitors of the Fire & Safety/Diversified Products Segment are Waterous Company, a unit of American Cast Iron Pipe Company (with respect to truck-mounted firefighting pumps), Holmatro, Inc. (with respect to rescue tools), and Panduit Corporation (with respect to stainless steel bands, buckles and tools).

Employees

At December 31, 2009, the Company had approximately 5,300 employees. Approximately 8% were represented by labor unions with various contracts expiring through February 2012. Management believes that the Company’s relationship with their employees is good. The Company historically has been able to satisfactorily renegotiate its collective bargaining agreements, with its last work stoppage in March 1993.

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

Shared Services

The Company has two production facilities in Suzhou, China, that support multiple IDEX business units. IDEX also has personnel in China, India and Singapore that provide sales and marketing, product design and engineering, and sourcing support to IDEX business units, as well as personnel in various locations in Europe, South America, the Middle East and Japan to support sales and marketing efforts of IDEX businesses in those regions.

Segment Information

For segment financial information for the years 2009, 2008, and 2007, see the table titled “Company and Business Segment Financial Information” presented on page 17 in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of the “Notes to Consolidated Financial Statements” on page 48 in Part II. Item 8. Financial Statements and Supplementary Data.

Executive Officers of the Registrant

The following table sets forth the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past 5 years.

		Years of
Name	Age	Service	Position

Lawrence D. Kingsley	47	5	Chairman of the Board and Chief Executive Officer
Dominic A. Romeo	50	6	Vice President and Chief Financial Officer
Harold Morgan	52	2	Vice President-Human Resources
John L. McMurray	59	17	Vice President-Group Executive Process Technologies
Heath A. Mitts	39	4	Vice President-Corporate Finance
Frank J. Notaro	46	12	Vice President-General Counsel and Secretary
Daniel J. Salliotte	43	5	Vice President-Strategy and Business Development
Michael J. Yates	44	4	Vice President and Chief Accounting Officer
Kevin G. Hostetler	41	4	Vice President, Group Executive Fluid and Metering Technologies
Andrew K. Silvernail	38	1	Vice President, Group Executive Health and Science Technologies and Global Dispensing

Mr. Kingsley has been Chairman of the Board since April  2006. He was appointed to the position of President and Chief Executive Officer in March 2005. Mr. Kingsley was hired as Chief Operating Officer in August 2004.

Mr. Romeo has been Vice President and Chief Financial Officer of the Company since January 2004.

Mr. Morgan has been Vice President-Human Resources of the Company since June 2008. From February 2003 to June 2008, Mr. Morgan was Senior Vice President and Chief Administrative Officer for Bally Total Fitness Corporation.

Mr. McMurray has been Vice President-Group Executive Process Technologies since August 2003. In February  2010, IDEX announced that Mr. McMurray will be retiring in April 2011. He will remain a corporate officer through his retirement with responsibilities for operational excellence, supply chain and environment, health and safety through his retirement date.

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

Mr. Notaro has served as Vice President-General Counsel and Secretary since March 1998.

Mr. Salliotte has been Vice President-Strategy and Business Development of the Company since October 2004.

Mr. Yates was appointed Vice-President and Chief Accounting Officer in February  2010. Mr. Yates was hired as Vice President-Controller in October 2005. Prior to joining IDEX, Mr. Yates was a Senior Manager at PricewaterhouseCoopers LLP from November 1999 to October 2005.

Mr. Hostetler was appointed Vice President, Group Executive Fluid and Metering Technologies in February 2010. Mr. Hostetler joined IDEX in July 2005 as President of the Liquid Controls Group and was then appointed Vice President, Group Executive and President Energy and Water and IDEX Asia in December 2008. Prior to joining IDEX, Mr. Hostetler was General Manager, Assembly Solutions at Ingersoll-Rand.

Mr. Silvernail was appointed Vice President, Group Executive Health and Science Technologies and Global Dispensing in February 2010. From January 2009 to February 2010, Mr. Silvernail was Vice President, Group Executive Health and Science Technologies. Prior to joining IDEX, Mr. Silvernail served as Group President at Rexnord Industries from April 2005 to August 2008 and Group Vice President of Business Development at Newell Rubbermaid from September 2002 to February 2005.

The Company’s executive officers are elected at a meeting of the Board of Directors immediately following the annual meeting of stockholders, and they serve until the next annual meeting of the Board, or until their successors are duly elected.

Public Filings

Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge at www.idexcorp.com as soon as reasonably practicable after being filed electronically with the SEC. Our reports are also available free of charge on the SEC’s website, www.sec.gov.

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

CHANGES IN U.S. OR INTERNATIONAL ECONOMIC CONDITIONS COULD ADVERSELY AFFECT THE PROFITABILITY OF ANY OF OUR BUSINESSES.

In 2009, 53% of the Company’s revenue was derived from domestic operations while 47% was international. The Company’s largest markets include life sciences & medical technologies, fire and rescue, petroleum LPG, paint and coatings, chemical processing and water & wastewater treatment. A slowdown in the economy and in particular any of these specific end markets could directly affect the Company’s revenue stream and profitability.

POLITICAL CONDITIONS IN FOREIGN COUNTRIES IN WHICH WE OPERATE COULD ADVERSELY AFFECT OUR BUSINESS.

In 2009, approximately 47% of our total sales were to customers outside the U.S. We expect international operations and export sales to continue to contribute to earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include the following:

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

AN INABILITY TO CONTINUE TO DEVELOP NEW PRODUCTS CAN LIMIT THE COMPANY’S REVENUE AND PROFITABILITY.

The Company’s organic growth was down 14% in 2009 and flat in 2008. Approximately 20% of our revenue was derived from new products developed over the past three years. Our ability to continue to grow organically is tied to our ability to continue to develop new products.

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

WE COULD BE ADVERSELY AFFECTED BY RAPID CHANGES IN INTEREST RATES.

Our profitability may be adversely affected during any period of an unexpected or rapid increase in interest rates. The Company’s interest rate exposure was primarily related to the $400.1 million of total debt outstanding at December 31, 2009. The majority of the debt is priced at interest rates that float with the market. In order to mitigate this interest exposure, the Company entered into interest rate exchange agreements that effectively converted $345.0 million of our floating-rate debt to a fixed rate. A 50 basis point movement in the interest rate on the remaining $55.1 million floating-rate debt would result in an approximate $0.3 million annualized increase or decrease in interest expense and cash flow. For additional detail related to this risk, see Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

OUR INTANGIBLE ASSETS ARE A SIGNIFICANT PORTION OF OUR TOTAL ASSETS AND A WRITE-OFF OF OUR INTANGIBLE ASSETS COULD CAUSE A MAJOR IMPACT ON THE COMPANY’S NET WORTH.

Our total assets reflect substantial intangible assets, primarily goodwill and identifiable intangible assets. At December 31, 2009, goodwill and intangible assets totaled $1,180.4 million and $281.4 million, respectively. These goodwill and intangible assets result from our acquisitions, representing the excess of cost over the fair value of the tangible assets we have acquired. Annually, or when certain events occur that require a more current valuation, we assess whether there has been an impairment in the value of our goodwill or intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below forecast levels, we could reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of the goodwill or intangible assets could have a material negative effect on our results of operations and total capitalization. In accordance with Accounting

Standards Codification (“ASC”), 350, “Intangibles — Goodwill and Other”, the Company concluded that events had occurred and circumstances had changed in 2008 which required the Company to record a goodwill impairment of $30.1 million at Fluid Management, a reporting unit within the Company’s Dispensing Equipment Segment. See Note 5 in Part II. Item 8. Financial Statements and Supplementary Data for further discussion on goodwill and intangible assets.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2009 calendar year and that remain unresolved.

Item 2.	Properties.

The Company’s principal plants and offices have an aggregate floor space area of approximately 4.0 million square feet, of which 2.5 million square feet (62%) is located in the U.S. and approximately 1.5 million square feet (38%) is located outside the U.S., primarily in Germany (8%), Italy (7%), the U.K. (6%) and Australia (4%). These facilities are considered to be suitable and adequate for their operations. Management believes we can meet the expected demand increase over the near term with our existing facilities, especially given our operational improvement initiatives that usually increase capacity. The Company’s executive office occupies approximately 26,000 square feet of leased space in Northbrook, Illinois.

Approximately 2.8 million square feet (69%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.8 million square feet (44%) of the principal plant and office floor area is held by business units in the Fluid & Metering Technologies Segment; 0.8 million square feet (19%) is held by business units in the Health & Science Technologies Segment; 0.6 million square feet (16%) is held by business units in the Dispensing Equipment Segment; and 0.7 million square feet (18%) is held by business units in the Fire & Safety/Diversified Products Segment.

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

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Information regarding the prices of, and dividends on, the Common Stock, and certain related matters, is incorporated herein by reference to “Shareholder Information” on the inner back cover of the 2009 Annual Report.

The principal market for the Common Stock is the New York Stock Exchange, but the Common Stock is also listed on the Chicago Stock Exchange. As of February 18, 2010, Common Stock was held by approximately 7,000 shareholders and there were 81,000,451 shares of Common Stock outstanding, net of treasury shares.

For information pertaining to issuable securities under equity compensation plans and the related weighted average exercise price, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2009:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs(1)

October 1, 2009 to October 31, 2009	—	—	—	$75,000,020
November 1, 2009 to November 30, 2009	—	—	—	$75,000,020
December 1, 2009 to December 31, 2009	—	—	—	$75,000,020

Total	—	—	—	$75,000,020

(1)	On April 21, 2008, IDEX’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares either in the open market or through private transactions.

The following table compares total shareholder returns over the last five years to the Standard & Poor’s (the “S&P”) 500 Index, the S&P 600 Small Cap Industrial Machinery Index and the Russell 2000 Index assuming the value of the investment in IDEX Common Stock and each index was $100 on December 31, 2004. Total return values for IDEX Common Stock, the S&P 500 Index, S&P 600 Small Cap Industrial Machinery Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	12/04	12/05	12/06	12/07	12/08	12/09
IDEX Corporation	$100.00	$101.48	$117.04	$133.81	$89.44	$115.37
S&P 500 Index	100.00	103.00	117.03	121.16	74.53	92.01
S&P Industrial Machinery Index	100.00	107.84	128.76	142.85	94.67	110.77
Russell 2000 Index	100.00	103.32	120.89	117.57	76.65	95.98

Item 6.	Selected Financial Data. (1)

(dollars in thousands, except per share data)	2009	2008(2)	2007(2)	2006(2)	2005(2)

RESULTS OF OPERATIONS
Net sales	$1,329,661	$1,489,471	$1,358,631	$1,154,940	$1,011,253
Gross profit	522,386	597,433	566,161	474,172	415,625
Selling, general and administrative expenses	325,453	343,392	313,366	260,201	232,935
Goodwill impairment	—	30,090	—	—	—
Restructuring expenses	12,079	17,995	—	—	—
Operating income	184,854	205,956	252,795	213,971	182,690
Other income — net	1,151	5,123	3,434	1,040	557
Interest expense	17,178	18,852	23,353	16,353	14,370
Provision for income taxes	55,436	65,201	78,457	67,038	59,215
Income from continuing operations	113,391	127,026	154,419	131,620	109,662
Income/(loss) from discontinued operations-net of tax	—	—	(719)	12,949	1,228
Net income	113,391	127,026	153,700	144,569	110,890
FINANCIAL POSITION
Current assets	$451,712	$480,688	$617,622	$400,724	$336,250
Current liabilities	189,682	219,869	198,953	187,252	153,296
Working capital	262,030	260,819	418,669	213,472	182,954
Current ratio	2.4	2.2	3.1	2.1	2.2
Capital expenditures	25,525	28,358	26,496	21,198	22,532
Depreciation and amortization	56,346	48,599	38,038	29,956	26,254
Total assets	2,098,157	2,151,800	1,970,078	1,653,637	1,229,459
Total borrowings	400,100	554,000	454,731	361,980	160,043
Shareholders’ equity	1,268,104	1,144,783	1,143,207	962,088	808,289
PERFORMANCE MEASURES
Percent of net sales:
Gross profit	39.3%	40.1%	41.7%	41.0%	41.1%
SG&A expenses	24.5	23.1	23.1	22.5	23.0
Operating income	13.9	13.8	18.6	18.5	18.1
Income before income taxes	12.7	12.9	17.1	17.2	16.7
Income from continuing operations	8.5	8.5	11.4	11.4	10.8
Effective tax rate	32.8	33.9	33.7	33.7	35.1
Return on average assets(3)	5.3	6.2	8.5	9.1	9.1
Borrowings as a percent of capitalization	24.0	32.6	28.5	27.3	16.5
Return on average shareholders’ equity(3)	9.4	11.1	14.7	14.9	14.6
PER SHARE DATA(4)(5)
Basic
— income from continuing operations	$1.41	$1.55	$1.90	$1.65	$1.41
— net income	1.41	1.55	1.89	1.81	1.43
Diluted
— income from continuing operations	1.40	1.53	1.88	1.62	1.39
— net income	1.40	1.53	1.87	1.78	1.40
Cash dividends declared	.48	.48	.48	.40	.32
Shareholders’ equity	15.66	14.26	14.01	11.94	10.21
Stock price
— high	32.85	40.75	44.99	35.65	30.22
— low	16.67	17.70	30.41	26.00	24.33
— close	31.15	24.15	36.13	31.61	27.41
Price/earnings ratio at year end	22	16	19	20	20
Other Data
Employees at year end	5,300	5,813	5,009	4,863	4,263
Shareholders at year end	7,000	7,000	7,000	6,700	6,700
Shares outstanding (in 000s)(4):
Weighted average
— basic	79,716	81,123	80,666	79,527	77,088
— diluted	80,727	82,320	82,086	80,976	79,080
At year end (net of treasury)	80,970	80,302	81,579	80,546	79,191

(1)	For additional detail, see Notes to Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data.

(2)	Certain prior year amounts have been restated to reflect the Last-In-First-Out (LIFO) to First-In-First-Out (FIFO) inventory costing change.

(3)	Return calculated based on income from continuing operations.

(4)	All share and per share data has been restated to reflect the three-for-two stock splits effected in the form of a 50% stock dividend in May of 2007.

(5)	Adjusted to reflect the accounting guidance provided in ASC 260, “Earnings Per Share”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for water and wastewater. The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, and precision gear and peristaltic pump technologies that meet exacting OEM specifications. The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants, paints, and hair colorants and other personal care products used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

Results of Operations

On July 1, 2009 the Financial Accounting Standards Board (“FASB”) ASC became the authoritative source of accounting principals to be applied to financial statements prepared in accordance with accounting principles generally accepted in the U.S. In accordance with the ASC, citations to accounting literature in this report are to the relevant topic of the ASC or are presented in plain English.

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2009. For purposes of this discussion and analysis section, reference is made to the table on page 17 and the Consolidated Statements of Operations in Part II. Item 8. Financial Statements and Supplementary Data on page 28. We changed our method of accounting for inventory from the LIFO method to the FIFO method effective January 1, 2009 and applied this change in accounting principle retrospectively to all prior periods presented herein (see Note 2 in Part II. Item 8. Financial Statements and Supplementary Data).

Performance in 2009 Compared with 2008

Sales in 2009 of $1,329.7 million were 11% lower than the $1,489.5 million recorded a year ago. This decrease reflects a 14% decrease in organic sales and 2% unfavorable foreign currency translation, partially offset by a 5% increase from four acquisitions (Richter — October 2008, iPEK — October 2008, IETG — October 2008 and Semrock — October 2008). Organic sales decreased in all four of the Company’s reporting segments. Domestic organic sales were down 13% versus the prior year, while international organic sales were down 15% in 2009. Sales to customers outside the U.S. represented 47% of total sales in both 2009 and 2008.

In 2009, Fluid & Metering Technologies contributed 48% of sales and 44% of operating income; Health & Science Technologies accounted for 23% of both sales and operating income; Dispensing Equipment accounted for 9% of sales and 7% of operating income; and Fire & Safety/Diversified Products represented 20% of sales and 26% of operating income.

Fluid & Metering Technologies sales of $641.1 million in 2009 decreased $56.6 million, or 8%, compared with 2008. This reflects a 16% decline in organic sales and 1% of unfavorable foreign currency translation, partially offset by a 9% increase for acquisitions (Richter, iPEK and IETG). The decrease in organic growth was driven by weakness in chemical, energy, water and wastewater markets. In 2009, organic sales declined approximately 16% both domestically and internationally. Sales to customers outside the U.S. were approximately 46% of total segment sales in 2009 and 41% in 2008.

Health & Science Technologies sales of $304.3 million decreased $27.3 million, or 8%, in 2009 compared with last year. This change represents a 12% decrease in organic volume and 1% unfavorable foreign currency translation, partially offset by a 5% increase from the acquisition of Semrock. The decrease in organic sales reflects market softness in both core and non-core Health & Science Technologies businesses. In 2009, organic sales decreased 13% domestically and 10% internationally. Sales to customers outside the U.S. were approximately 39% of total segment sales in both 2009 and 2008.

Dispensing Equipment sales of $127.3 million decreased $36.6 million, or 22%, in 2009 compared with the prior year. Organic sales decreased 18%, while foreign currency translation accounted for 4% of the decrease. The decrease in organic growth was due to continued deterioration in capital spending in the European and North American markets. Organic domestic sales increased 8% compared with 2008, while organic international sales decreased 27%. Sales to customers outside the U.S. were 64% of total segment sales in 2009, down from 74% in 2008.

Fire & Safety/Diversified Products sales of $262.8 million decreased $37.7 million, or 13%, in 2009 compared with 2008. Organic sales activity decreased 9%, while foreign currency translation accounted for 4% of the decrease. The decrease in organic business growth was driven by lower demand for engineered band clamping systems and lower levels of municipal spending. In 2009, organic sales decreased 12% domestically and 7% internationally. Sales to customers outside the U.S. were 53% of total segment sales in 2009 and 54% in 2008.

Gross profit of $522.4 million in 2009 was $75.0 million, or 13%, lower than 2008. As a percent of sales, gross profit was 39.3% in 2009, which represented an 80 basis-point decrease from 40.1% in 2008. The decrease in gross margin primarily reflects lower volume and product mix.

Selling, general and administrative (SG&A) expenses decreased to $325.5 million in 2009 from $343.4 million in 2008. The $17.9 million decrease reflects approximately $40.7 million for restructuring related savings and volume related expenses, partially offset by a $22.8 million increase for incremental costs associated with recently acquired businesses. As a percent of net sales, SG&A expenses were 24.5% for 2009 and 23.1% in 2008.

In 2009, the Company concluded that the fair value of each of its reporting units was in excess of its carrying value as of October 31, 2009, and thus no goodwill impairment was identified. However, a 10% decrease in fair value of the Banjo or the Water reporting units within the Fluid & Metering Technologies Segment could potentially result in a goodwill impairment charge at these reporting units. The total goodwill balance for these two reporting units as of October 31, 2009 was $288.7 million. In 2008, the Company recorded a goodwill impairment charge of $30.1 million. The Company concluded in accordance with ASC 350 that events had occurred and circumstances had changed which required the Company to perform an interim period goodwill impairment test at Fluid Management, a reporting unit within the Company’s Dispensing Equipment Segment. Fluid Management had experienced a downturn in capital spending by its customer base and the loss of market share. The Company performed an impairment test and compared the fair value of the reporting unit to its carrying value. It was determined that the fair value of Fluid Management was less than the carrying value of the net assets. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s analysis resulted in an implied fair value of goodwill of $21.2 million.

In 2009 and 2008, the Company recorded pre-tax restructuring expenses totaling $12.1 million and $18.0 million, respectively, for employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives. These initiatives included severance benefits for 478 employees in 2009 and 380 in 2008. The Company is anticipating the employee reductions to be completed by mid 2010 with an expected additional total cost of $4.0 — $5.0 million in 2010, with severance payments expected to be fully paid by the end of 2011 using cash from operations.

Operating income decreased $21.1 million, or 10%, to $184.9 million in 2009 from $206.0 million in 2008. This decrease primarily reflects a decrease in volume, partially offset by the goodwill impairment charge in 2008 and the impact from acquisitions. Operating margins in 2009 were 13.9% of sales compared with 13.8% recorded in 2008.

In the Fluid & Metering Technologies Segment, operating income of $100.3 million and operating margins of 15.6% in 2009 were down from the $123.8 million and 17.7% recorded in 2008 principally due to lower sales. In the Health & Science Technologies Segment, operating income of $51.7 million and operating margins of 17.0% in 2009 were down from the $58.3 million and 17.6% recorded in 2008 due to lower volume. In the Dispensing Equipment Segment, operating income of $15.1 million and operating margins of 11.9% in 2009 were up from the $10.7 million of operating loss recorded in 2008, due to the goodwill impairment charge in 2008, partially offset by continued deterioration in the North American and European markets. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $59.9 million and 22.8%, respectively, were lower than the $74.3 million and 24.7% recorded in 2008, due primarily to lower volume and unfavorable product mix.

Company and Business Segment Financial Information

	For the Years Ended December 31,(1)
	2009	2008(6)	2007(6)
	(In thousands)

Fluid & Metering Technologies
Net sales(2)	$641,108	$697,702	$570,307
Operating income(3)	100,289	123,801	119,060
Operating margin(3)	15.6%	17.7%	20.9%
Identifiable assets	$1,043,082	$1,070,348	$698,286
Depreciation and amortization	32,584	26,276	16,797
Capital expenditures	12,867	13,859	11,407
Health & Science Technologies
Net sales(2)	$304,329	$331,591	$327,170
Operating income(3)	51,712	58,297	61,473
Operating margin(3)	17.0%	17.6%	18.8%
Identifiable assets	$567,096	$594,459	$542,427
Depreciation and amortization	14,293	11,806	11,156
Capital expenditures	6,365	5,365	5,342
Dispensing Equipment
Net sales(2)	$127,279	$163,861	$177,948
Operating income (loss)(3)(4)	15,147	(10,748)	39,179
Operating margin(3)(4)	11.9%	(6.6)%	22.0%
Identifiable assets	$164,979	$179,800	$236,751
Depreciation and amortization	3,124	3,986	3,151
Capital expenditures	864	2,528	2,832
Fire & Safety/Diversified Products
Net sales(2)	$262,809	$300,462	$288,424
Operating income(3)	59,884	74,310	66,287
Operating margin(3)	22.8%	24.7%	23.0%
Identifiable assets	$285,893	$286,482	$312,603
Depreciation and amortization	5,328	5,288	5,676
Capital expenditures	3,686	4,743	3,532
Company
Net sales	$1,329,661	$1,489,471	$1,358,631
Operating income	184,854	205,956	252,795
Operating margin	13.9%	13.8%	18.6%
Total assets	$2,098,157	$2,151,800	$1,970,078
Depreciation and amortization(5)	56,346	48,599	38,038
Capital expenditures	25,525	28,358	26,496

(1)	Data includes acquisition of IETG (October 2008), iPEK (October 2008), Richter (October 2008), ADS (January 2008), Quadro (June 2007), Faure Herman (February 2007), in the Fluid & Metering Technologies Segment and Semrock (October 2008), Isolation Technologies (October 2007), in the Health & Science Technologies Segment from the date of acquisition.

(2)	Segment net sales include intersegment sales.

(3)	Segment operating income excludes unallocated corporate operating expenses.

(4)	Segment operating income includes $30.1 million goodwill impairment charge in 2008 for Fluid Management.

(5)	Excludes amortization of debt issuance expenses.

(6)	Certain prior year amounts have been restated to reflect the LIFO to FIFO inventory costing change.

Other income of $1.2 million in 2009 was $3.9 million lower than the $5.1 million in 2008, due to unfavorable foreign currency translation and lower interest income.

Interest expense decreased to $17.2 million in 2009 from $18.9 million in 2008. The decrease was due to a lower interest rate environment, the retirement of the $150.0 million senior notes to a lower interest rate in February 2008 and the conversion of $350.0 million floating-rate debt into fixed-rates.

The provision for income taxes decreased to $55.4 million in 2009 from $65.2 million in 2008. The effective tax rate decreased to 32.8% in 2009 from 33.9% in 2008, due to changes in the mix of global pre-tax income among taxing jurisdictions.

Net income for 2009 was $113.4 million, 11% lower than the $127.0 million earned in the same period of 2008. Diluted earnings per share in 2009 of $1.40 decreased $0.13, or 8%, compared with the same period last year.

Performance in 2008 Compared with 2007

Sales in 2008 of $1,489.5 million were 10% higher than the $1,358.6 million recorded in 2007. Seven acquisitions (Quadro — June 2007, Isolation Technologies — October 2007, ADS — January 2008, Richter — October 2008, iPEK — October 2008, IETG — October 2008 and Semrock — October 2008) completed since 2007 accounted for an improvement of 9%, foreign currency translation accounted for 1%, while organic sales were flat. Organic sales increased in the Fluid & Metering Technologies and Fire & Safety/Diversified Products segments, but were down in the Health & Science Technologies and Dispensing Equipment segments. Domestic organic sales were down 3% versus the prior year, while international organic sales were up 4% over the prior year. Sales to customers outside the U.S. represented 47% of total sales in 2008 and 46% in 2007.

In 2008, Fluid & Metering Technologies contributed 47% of sales and 50% of operating income; Health & Science Technologies accounted for 22% of sales and 24% of operating income; Dispensing Equipment accounted for 11% of sales and (4)% of operating income; and Fire & Safety/Diversified Products represented 20% of sales and 30% of operating income.

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

Gross profit of $597.4 million in 2008 was $31.3 million, or 6%, higher than 2007. As a percent of sales, gross profit was 40.1% in 2008, which represented a 160 basis-point decrease from 41.7% in 2007. The decrease in gross margin primarily reflects product mix, inventory fair value expense, higher material costs and the effect from recent acquisitions.

SG&A expenses increased to $343.4 million in 2008 from $313.4 million in 2007. This increase primarily relates to our recent acquisitions. As a percent of net sales, SG&A expenses were 23.1% for both 2008 and 2007.

In 2008 the Company recorded a goodwill impairment charge of $30.1 million. The Company concluded in accordance with ASC 350 that events had occurred and circumstances had changed which required the Company to perform an interim period goodwill impairment test at Fluid Management, a reporting unit within the Company’s Dispensing Equipment Segment. Fluid Management had experienced a downturn in capital spending by its customer base and the loss of market share. The Company performed an impairment test and compared the fair value of the reporting unit to its carrying value. It was determined that the fair value of Fluid Management was less than the carrying value of the net assets. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s analysis resulted in an implied fair value of goodwill of $21.2 million.

In October 2008, the date of our annual impairment test, the Company updated certain forecasts to reflect, among other things, the global economic downturn and other considerations. Because of these changes in circumstances, as of December 31, 2008 the Company reassessed the likelihood of any further impairment of our reporting units. No goodwill impairments were identified. However, further changes in our forecasts or changes in key assumptions could cause book values of certain reporting units to exceed their fair values which could have resulted in goodwill impairment charges in future periods. Except for two of our reporting units within the Fluid & Metering Technologies segment, a 10% decrease in the fair value of our reporting units did not result in goodwill impairment based on carrying values at December 31, 2008. The two reporting units which could have potentially resulted in a goodwill impairment if a 10% decrease in fair value were realized had a total goodwill balance of $204.2 million.

In 2008, the Company recorded pre-tax restructuring expenses totaling $18.0 million. These restructuring expenses were related to the Company’s restructuring program, which includes the previously announced cessation of manufacturing operations in its Dispensing Equipment segment’s Milan, Italy facility. The expenses recorded in 2008 included costs related to involuntary terminations and other direct costs associated with implementing these initiatives.

Operating income decreased $46.8 million, or 19%, to $206.0 million in 2008 from $252.8 million in 2007. This decrease consists of $18.0 million for restructuring-related charges, $30.1 million for a goodwill impairment charge, $10.6 million from the effect of the 2008 acquisitions and $4.1 million for the acquisition related inventory fair value expense, partially offset by $16.0 million in savings attributable to strategic sourcing and other operational excellence initiatives. Operating margins in 2008 were 13.8% of sales compared with 18.6% in 2007. The decrease in operating margins was primarily due to the impact of the restructuring-related and goodwill impairment charges, as well as expenses associated with recent acquisitions, partially offset by an increase in volume.

In the Fluid & Metering Technologies Segment, operating income of $123.8 million in 2008 was up from the $119.1 million recorded in 2007 principally due to increased volume, partially offset by the restructuring-related charges. Operating margins for Fluid & Metering Technologies of 17.7% in 2008 were down from 20.9% in 2007, primarily due to the impact of acquisitions and the restructuring-related charges. In the Health & Science Technologies Segment, operating income of $58.3 million and operating margins of 17.6% in 2008 were down from the $61.5 million and 18.8% recorded in 2007, principally due to recent acquisitions and the restructuring-related charges. In the Dispensing Equipment Segment, an operating loss of $10.7 million and operating margins of (6.6)% in 2008 were down from the $39.2 million and 22.0% recorded in 2007, due to lower volume as a result of continued deterioration in capital spending for both North American and European markets, the restructuring-related and goodwill impairment charges and selective material cost increases. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $74.3 million and 24.7%, respectively, were higher than the $66.3 million and 23.0% recorded in 2007, due primarily to favorable product mix, partially offset by restructuring-related charges.

Other income of $5.1 million in 2008 was $1.7 million higher than the $3.4 million in 2007, due to favorable foreign currency translation and higher interest income.

Interest expense decreased to $18.9 million in 2008 from $23.4 million in 2007. The decrease was due to a lower interest rate environment, the retirement of the $150.0 million senior notes to a lower interest rate and the conversion of floating-rate debt into fixed-rate debt.

The provision for income taxes decreased to $65.2 million in 2008 from $78.5 million in 2007. The effective tax rate increased to 33.9% in 2008 from 33.7% in 2007, due to changes in the mix of global pre-tax income among taxing jurisdictions.

Income from continuing operations in 2008 was $127.0 million, 18% lower than the $154.4 million earned in 2007. Diluted earnings per share from continuing operations in 2008 of $1.53 decreased $0.35, or 19%, compared with the same period of 2007.

Loss from discontinued operations in 2007 was $0.7 million or $0.01 per share, which resulted from the operations for Halox. The 2007 loss includes $0.7 million loss from operations and a $0.1 million loss from the sale of Halox, offset by a $0.1 million income adjustment from the sale of Lubriquip.

Net income for 2008 was $127.0 million, 17% lower than the $153.7 million earned in the same period of 2007. Diluted earnings per share in 2008 of $1.53 decreased $0.34, or 18%, compared with the same period last year.

Liquidity and Capital Resources

At December 31, 2009, working capital was $262.0 million and the Company’s current ratio was 2.4 to 1. Cash flows from operating activities decreased $10.5 million, or 5%, to $212.5 million in 2009.

Cash flows from operations were more than adequate to fund capital expenditures of $25.5 million and $28.4 million in 2009 and 2008, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

The Company acquired ADS in January 2008 for cash consideration of $156.1 million, Richter in October 2008 for cash consideration of $93.3 million and the assumption of approximately $8.7 million in debt related items, iPEK in October 2008 for cash consideration of $43.1 million and the assumption of approximately $1.4 million in debt related items, IETG in October 2008 for cash consideration of $35.0 million and the assumption of approximately $1.9 million in debt related items, Semrock in October 2008 for cash consideration of $60.6 million and Innovadyne Technologies, Inc (“Innovadyne”) for cash consideration of $3.3 million. Approximately $155.0 million of the cash payment for ADS was financed by borrowings under the Company’s credit facility, of which $140.0 million was reflected as restricted cash at December 31, 2007. Approximately $63.7 million, $33.2 million, $20.5 million, $60.0 million and $3.3 million of the cash payments for the acquisitions of Richter, iPEK, IETG, Semrock and Innovadyne, respectively, were financed by borrowings under the Company’s credit facility.

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. At December 31, 2009 there was $298.7 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.1 million. The net available borrowing under the Credit Facility as of December 31, 2009, was approximately $294.2 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at December 31, 2009, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

At December 31, 2009 the Company had one interest rate exchange agreement related to the Credit Facility. The interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The fixed rate noted above is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 40 basis points on the Credit Facility.

There are two financial covenants that the Company is required to maintain in connection with the Credit Facility and Term Loan. As defined in the agreement, the minimum interest coverage ratio (operating cash flow to interest) is 3.0 to 1 and the maximum leverage ratio (outstanding debt to operating cash flow) is 3.25 to 1. At December 31, 2009, the Company was in compliance with both of these financial covenants.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”), with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At December 31, 2009, there was $95.0 million outstanding under the Term Loan with $5.0 million included within short term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments of $5.0 million and $7.5 million in April of 2010 and 2011, respectively, with the remaining balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility. The Company currently maintains an interest rate exchange agreement related to the Term Loan which expires in December 2011. With a current notional amount of $95.0 million, the agreement effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

On April 21, 2008, the Company’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares. Repurchases under the new program will be funded with cash flow generation, and made from time to time in either the open market or through private transactions. The timing, volume, and nature of share repurchases will be at the discretion of management, dependent on market conditions, other priorities for cash investment, applicable securities laws, and other factors, and may be suspended or discontinued at any time. In 2008, 2.3 million shares were purchased at a cost of $50.0 million; no shares were purchased in 2009.

Despite the downturn in global financial markets during 2008 and 2009, the Company has not experienced any liquidity issues and we continue to expect that our current liquidity, notwithstanding these adverse market conditions, will be sufficient to meet our operating requirements, interest on all borrowings, required debt repayments, any authorized share repurchases, planned capital expenditures, and annual dividend payments to holders of common stock during the next twelve months. In the event that suitable businesses are available for acquisition upon terms acceptable to the Board of Directors, we may obtain all or a portion of the financing for the acquisitions through the incurrence of additional long-term borrowings. However, in light of recent adverse events in global financial and economic conditions, we cannot be certain that additional financing will be available on satisfactory terms, if at all.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our contractual obligations and commercial commitments include pension and postretirement medical benefit plans, rental payments under operating leases, payments under capital leases, and other long-term obligations arising in the ordinary course of business. There are no identifiable events or uncertainties, including the lowering of our credit rating that would accelerate payment or maturity of any of these commitments or obligations.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2009, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional detail regarding these obligations is provided in the Notes to Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data, as referenced in the table:

		Less			More
		Than	1-3	3-5	Than
Payments Due by Period	Total	1 Year	Years	Years	5 Years
	(In thousands)

Borrowings (Note 6)(1)	$415,918	$20,949	$394,969	$—	$—
Interest rate exchange agreements	10,497	—	10,497	—	—
Operating lease commitments (Note 9)	33,181	8,582	10,458	5,273	8,868
Capital lease obligations(2)	3,965	587	780	780	1,818
Purchase obligations(3)	71,404	66,070	5,221	113	—
Pension obligations	91,600	7,700	16,700	18,500	48,700
Income tax obligations (ASC 740)(4)	5,285	283	2,949	389	1,664

Total contractual obligations(5)	$631,850	$104,171	$441,574	$25,055	$61,050

(1)	Includes interest payments based on contractual terms and current interest rates for variable debt.

(2)	Comprised primarily of property leases.

(3)	Comprised primarily of inventory commitments.

(4)	Excludes interest and penalties.

(5)	Comprised of liabilities recorded on the balance sheet of $477,236, and obligations not recorded on the balance sheet of $154,614.

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

Revenue recognition — The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. For product sales, delivery does not occur until the products have been shipped and risk of loss has been transferred to the customer. Revenue from services is recognized when the services are provided or ratably over the contract term. Some arrangements with customers may include multiple deliverables, including the combination of products and services. In such cases, the Company has identified these as separate elements in accordance with ASC 985-65-25 “Revenue Recognition-Multiple-Element Arrangements-Recognition” and recognizes revenue consistent with the policy for each separate element based on the fair value of each accounting unit. Revenues from certain long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

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

Share-based compensation — The Company accounts for stock-based employee compensation under the fair value recognition and measurement provisions of ASC Topic 718 “Compensation — Stock Compensation” and

applies the Binomial lattice option-pricing model to determine the fair value of options. The Binomial lattice option-pricing model incorporates certain assumptions, such as the expected volatility, risk-free interest rate, expected dividend yield, expected forfeiture rate and expected life of options, in order to arrive at a fair value estimate. As a result, share-based compensation expense, as calculated and recorded under ASC 718 could have been impacted if other assumptions were used. Furthermore, if the Company used different assumptions in future periods, share-based compensation expense could be impacted in future periods. See Note 16 of the Notes to Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data for additional information.

Inventory — The Company states inventories at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis. We changed our method of accounting for inventory from the LIFO method to the FIFO method effective January 1, 2009 and applied this change in accounting principle retrospectively to all prior periods presented herein (see Note 2 of the Notes to Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data). We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include changes in market demand, product life cycle and engineering changes.

Goodwill, long-lived and intangible assets — The Company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. An impairment of a long-lived asset exists when the asset’s carrying amount exceeds its fair value, and is recorded when the carrying amount is not recoverable through future operations. An intangible asset or goodwill impairment exists when the carrying amount of intangible assets and goodwill exceeds its fair value. Assessments of possible impairments of goodwill, long-lived or intangible assets are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and indefinite-lived intangible asset balances is performed annually. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair value of the related assets.

The Company’s business acquisitions result in recording goodwill and other intangible assets, which affect the amount of amortization expense and possible impairment expense that the Company will incur in future periods. The Company follows the guidance prescribed in ASC 350, “Goodwill and Other Intangible Assets” to test goodwill and intangible assets for impairment. Annually, on October 31st, or more frequently if triggering events occur, the Company compares the fair value of their reporting units to the carrying value of each reporting unit to determine if a goodwill impairment exists.

The Company determines the fair value of each reporting unit utilizing an income approach (discounted cash flows) weighted 50% and a market approach consisting of a comparable public company EBITDA multiples methodology weighted 50%. To determine the reasonableness of the calculated fair values, the Company reviews the assumptions to ensure that neither the income approach nor the market approach yielded significantly different valuations.

The key assumptions are updated each year for each reporting unit for the income and market methodology used to determine fair value. Various assumptions are utilized including forecasted operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, comparable transactions, market data and EBITDA multiples. The assumptions that have the most significant effect on the fair value calculation are the weighted average cost of capital, the EBITDA multiples and terminal growth rates. The 2009 and 2008 ranges for these three assumptions utilized by the Company are as follows:

	2009 Range	2008 Range

Assumptions
Weighted average cost of capital	11.0% to 13.7%	12.6% to 13.9%
EBITDA multiples	9.0x to 11.0x	5.8x to 9.0x
Terminal growth rates	3.0% to 3.5%	3.0% to 3.5%

The Company concluded that the fair value of each of its reporting units was in excess of its carrying value as of October 31, 2009, and thus no goodwill impairment was identified. However, a 10% decrease in fair value of the

Banjo or the Water reporting units within the Fluid & Metering Technologies Segment could potentially result in a goodwill impairment charge at these reporting units. The total goodwill balance for these two reporting units as of October 31, 2009 was $288.7 million.

Income taxes — The Company accounts for income taxes in accordance with ASC 740 — “Income Taxes”. Under ASC 740, deferred income tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities based on currently enacted tax laws. The Company’s tax balances are based on management’s interpretation of the tax regulations and rulings in numerous taxing jurisdictions. Future tax authority rulings and changes in tax laws and future tax planning strategies could affect the actual effective tax rate and tax balances recorded by the Company.

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

Defined benefit retirement plans — The plan obligations and related assets of the defined benefit retirement plans are presented in Note 17 of the Notes to Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by consulting with actuaries using a number of assumptions provided by the Company. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases, and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected.

Recently Adopted Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value”. ASU 2009-05 provides clarification regarding valuation techniques when a quoted price in an active market for an identical liability is not available in addition to treatment of the existence of restrictions that prevent the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market (when no adjustments to the quoted price of the asset are required) are Level 1 fair value measurements. This standard is effective for the first reporting period, including interim periods, beginning after issuance. Adoption of ASU 2009-05 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In July 2009, the ASC became the authoritative source of accounting principals to be applied to financial statements prepared in accordance with principles generally accepted in the U.S. In accordance with the ASC, citations to accounting literature in this report are to the relevant topic of the ASC or are presented in plain English. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard on its effective date.

In May 2009, the FASB issued an update to ASC 855 “Subsequent Events.” This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). This standard requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. This standard does not apply to subsequent events or transactions that are within the scope of other principles generally accepted in the U.S. and will not result in significant changes in the subsequent events reported by the Company. This standard is effective for interim or annual periods ending after June 15, 2009. The Company adopted this standard on its effective date.

In April 2009, the FASB issued an update to ASC 820 “Fair Value Measurements and Disclosures” and ASC 270 “Interim Reporting.” This standard requires disclosures about fair value of financial instruments in interim and annual financial statements. This standard is effective for periods ending after June 15, 2009. The Company adopted this standard on its effective date.

In December 2008, the FASB issued ASC 715 “Compensation-Retirement Benefits.” This standard provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. ASC 715 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets. These disclosures are required for fiscal years ending after December 15, 2009. The Company adopted this standard on its effective date.

In June 2008, the FASB issued an update to ASC 260 “Earnings Per Share.” This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in ASC 260. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company determined that its outstanding unvested shares are participating securities. Accordingly, effective January 1, 2009, earnings per common share are computed using the two-class method prescribed by ASC 260. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method (see EPS in Note 1).

In December 2007, the FASB issued an update to ASC 805 “Business Combinations.” The objective of the standard is to establish principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Upon adoption, ASC 805 did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows. However, depending on the nature of an acquisition or the quantity of acquisitions entered into after the adoption, ASC 805 may significantly impact the Company’s consolidated results of operations, financial position or cash flows when compared to acquisitions accounted for under prior U.S. Generally Accepted Accounting Principles (“GAAP”) and result in more earnings volatility and generally lower earnings due to, among other items, the expensing of deal costs and restructuring costs of acquired companies.

New Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. Management is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

The Company’s foreign currency exchange rate risk is limited principally to the Euro, Canadian Dollar, British Pound and Chinese Renminbi. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of our products. The effect of transaction gains and losses is reported within “Other income-net” on the Consolidated Statements of Operations.

The Company’s interest rate exposure is primarily related to the $400.1 million of total debt outstanding at December 31, 2009. The majority of the debt is priced at interest rates that float with the market. In order to mitigate this interest exposure, the Company entered into interest rate exchange agreements that effectively converted $345.0 million of our floating-rate debt outstanding at December 31, 2009 to a fixed-rate. A 50-basis point movement in the interest rate on the remaining $55.1 million floating-rate debt would result in an approximate $0.3 million annualized increase or decrease in interest expense and cash flows.

Item 8.	Financial Statements and Supplementary Data.

IDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(In thousands except share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$73,526	$61,353
Receivables — net	183,178	205,269
Inventories	159,463	181,200
Other current assets	35,545	32,866

Total current assets	451,712	480,688
Property, plant and equipment — net	178,283	186,283
Goodwill	1,180,445	1,167,063
Intangible assets — net	281,354	303,226
Other noncurrent assets	6,363	14,540

Total assets	$2,098,157	$2,151,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$73,020	$87,304
Accrued expenses	98,730	117,186
Short-term borrowings	8,346	5,856
Dividends payable	9,586	9,523

Total current liabilities	189,682	219,869
Long-term borrowings	391,754	548,144
Deferred income taxes	148,806	141,984
Other noncurrent liabilities	99,811	97,020

Total liabilities	830,053	1,007,017

Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: none	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value; Issued: 83,510,320 shares at December 31, 2009 and 82,786,045 shares at December 31, 2008	835	828
Additional paid-in capital	401,570	377,154
Retained earnings	896,977	822,286
Treasury stock at cost: 2,540,052 shares at December 31, 2009 and 2,483,955 shares at December 31, 2008	(56,706)	(55,393)
Accumulated other comprehensive income (loss)	25,428	(92)

Total shareholders’ equity	1,268,104	1,144,783

Total liabilities and shareholders’ equity	$2,098,157	$2,151,800

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands except per share amounts)

Net sales	$1,329,661	$1,489,471	$1,358,631
Cost of sales	807,275	892,038	792,470

Gross profit	522,386	597,433	566,161
Selling, general and administrative expenses	325,453	343,392	313,366
Goodwill impairment	—	30,090	—
Restructuring expenses	12,079	17,995	—

Operating income	184,854	205,956	252,795
Other income — net	1,151	5,123	3,434
Interest expense	17,178	18,852	23,353

Income from continuing operations before income taxes	168,827	192,227	232,876
Provision for income taxes	55,436	65,201	78,457

Income from continuing operations	113,391	127,026	154,419
Net loss from discontinued operations, net of tax	—	—	(719)

Net income	$113,391	$127,026	$153,700

Basic earnings per common share:
Continuing operations	$1.41	$1.55	$1.90
Discontinued operations	—	—	(0.01)

Net income	$1.41	$1.55	$1.89

Diluted earnings per common share:
Continuing operations	$1.40	$1.53	$1.88
Discontinued operations	—	—	(0.01)

Net income	$1.40	$1.53	$1.87

Share data:
Basic weighted average common shares outstanding	79,716	81,123	80,666
Diluted weighted average common shares outstanding	80,727	82,320	82,086

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated Other Comprehensive Income (Loss)
				Net Actuarial
				Losses and	Cumulative
				Prior Service	Unrealized
				Costs on	Loss
				Pensions	on
				and Other	Derivatives
	Common			Post-	Designated
	Stock and		Cumulative	Retirement	as Cash		Total
	Additional	Retained	Translation	Benefit	Flow	Treasury	Shareholders’
	Paid-In Capital	Earnings	Adjustment	Plans	Hedges	Stock	Equity
	(In thousands except share and per share amounts)

Balance, December 31, 2006, as previously stated	$317,955	$638,579	$52,295	$(26,309)	$—	$(3,248)	$979,272

Impact of adopting change in accounting related to inventory (see Note 2)	—	(17,331)	147	—	—	—	(17,184)

Balance, December 31, 2006, as restated	$317,955	$621,248	$52,442	$(26,309)	$—	$(3,248)	$962,088

Net income	—	153,700	—	—	—	—	153,700
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	33,573	—	—	—	33,573
Adjustment to pension and other benefit liabilities	—	—	—	5,934	—	—	5,934

Other comprehensive income	—	—	—	—	—	—	39,507

Comprehensive income	—	—	—	—	—	—	193,207

Cumulative effect of change in accounting for uncertainties in income taxes (ASC 740 — See Note 11)	—	(1,204)	—	—	—	—	(1,204)
Issuance of 892,438 shares of common stock from exercise of stock options and deferred compensation plans	16,742	—	—	—	—	—	16,742
Share-based compensation	12,570	—	—	—	—	—	12,570
Unvested shares surrendered for tax withholding	—	—	—	—	—	(1,195)	(1,195)
Cash dividends declared-$.48 per common share outstanding	—	(39,001)	—	—	—	—	(39,001)

Balance, December 31, 2007	$347,267	$734,743	$86,015	$(20,375)	$—	$(4,443)	$1,143,207

Net income	—	127,026	—	—	—	—	127,026
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	(45,863)	—	—	—	(45,863)
Adjustment to pension and other benefit liabilities	—	—	—	(13,279)	—	—	(13,279)
Unrealized derivative losses	—	—	—	—	(6,642)	—	(6,642)

Other comprehensive income	—	—	—	—	—	—	(65,784)

Comprehensive income	—	—	—	—	—	—	61,242

Cumulative effect of change in measurement date of foreign plans under ASC 715	—	(351)	52	—	—	—	(299)
Issuance of 597,863 shares of common stock from exercise of stock options and deferred compensation plans	15,701	—	—	—	—	—	15,701
Share-based compensation	15,014	—	—	—	—	—	15,014
Repurchase of 2.3 million shares of common stock	—	—	—	—	—	(50,000)	(50,000)
Unvested shares surrendered for tax withholding	—	—	—	—	—	(950)	(950)
Cash dividends declared — $.48 per common share outstanding	—	(39,132)	—	—	—	—	(39,132)

Balance, December 31, 2008	$377,982	$822,286	$40,204	$(33,654)	$(6,642)	$(55,393)	$1,144,783

Net income	—	113,391	—	—	—	—	113,391
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	19,195	—	—	—	19,195
Amortization of retirement obligations	—	—	—	6,396	—	—	6,396
Unrealized loss on derivatives designated as cash flow hedges	—	—	—	—	(71)	—	(71)

Other comprehensive income	—	—	—	—	—	—	25,520

Comprehensive income	—	—	—	—	—	—	138,911

Issuance of 744,827 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans	8,713	—	—	—	—	—	8,713
Share-based compensation	15,710	—	—	—	—	—	15,710
Unvested shares surrendered for tax withholding	—	—	—	—	—	(1,313)	(1,313)
Cash dividends declared — $.48 per common share outstanding	—	(38,700)	—	—	—	—	(38,700)

Balance, December 31, 2009	$402,405	$896,977	$59,399	$(27,258)	$(6,713)	$(56,706)	$1,268,104

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities of continuing operations
Net income	$113,391	$127,026	$153,700
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	—	719
Loss (gain) on sale of fixed assets	447	—	(371)
Goodwill impairment	—	30,090	—
Depreciation and amortization	31,850	30,989	28,316
Amortization of intangible assets	24,496	17,610	9,722
Amortization of debt issuance expenses	308	288	460
Share-based compensation expense	15,710	15,014	12,570
Deferred income taxes	1,081	(10,817)	1,470
Excess tax benefit from share-based compensation	(2,762)	(3,134)	(5,390)
Changes in (net of the effect from acquisitions):
Receivables	26,069	19,667	(8,714)
Inventories	23,149	(4,389)	(191)
Trade accounts payable	(16,310)	(6,385)	808
Accrued expenses	(14,294)	1,215	4,141
Other — net	9,397	5,886	1,754

Net cash flows provided by operating activities of continuing operations	212,532	223,060	198,994
Cash flows from investing activities of continuing operations
Purchases of property, plant and equipment	(25,059)	(27,837)	(24,498)
Acquisition of businesses, net of cash acquired	—	(392,825)	(86,207)
Proceeds from the sale of discontinued businesses	—	—	326
Proceeds from fixed assets disposals	3,582	—	288
Changes in restricted cash	—	140,005	(140,005)
Other — net	1,860	—	1,500

Net cash flows used in investing activities of continuing operations	(19,617)	(280,657)	(248,596)
Cash flows from financing activities of continuing operations
Borrowings under credit facilities for acquisitions	—	180,665	209,132
Borrowings under credit facilities and term loan	70,114	483,044	46,947
Payments under credit facilities and term loan	(225,604)	(413,207)	(166,423)
Payment of senior notes	—	(150,000)	—
Dividends paid	(38,637)	(39,398)	(37,267)
Distributions to discontinued operations	—	—	(664)
Proceeds from stock option exercises	7,694	10,421	13,996
Excess tax benefit from share-based compensation	2,762	3,134	5,390
Purchase of common stock	—	(50,000)	—
Other — net	(1,313)	(1,980)	(241)

Net cash flows (used in) provided by financing activities of continuing operations	(184,984)	22,679	70,870
Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	—	—	(869)
Net cash used in investing activities of discontinued operations	—	—	—
Net cash provided by financing activities of discontinued operations	—	—	867

Net cash flows used in discontinued operations	—	—	(2)
Effect of exchange rate changes on cash and cash equivalents	4,242	(6,486)	3,548

Net increase (decrease) in cash	12,173	(41,404)	24,814
Cash and cash equivalents at beginning of year	61,353	102,757	77,943

Cash and cash equivalents at end of period	$73,526	$61,353	$102,757

Supplemental cash flow information
Cash paid for:
Interest	$17,311	$20,139	$22,974
Income taxes	50,796	72,074	78,052
Significant non-cash activities:
Debt acquired with acquisition of business	—	—	1,571
Capital expenditures included in accounts payable	466	521	561
Issuance of unvested shares	5,131	—	—
Non-cash capital expenditures	—	—	1,437

See Notes to Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Business

IDEX Corporation is an applied solutions company specializing in fluid and metering technologies, health and science technologies, dispensing equipment, and fire, safety and other diversified products built to its customers’ specifications. Its products are sold in niche markets to a wide range of industries throughout the world. The Company’s products include industrial pumps, compressors, flow meters, injectors and valves, and related controls for use in a wide variety of process applications; precision fluidics solutions, including pumps, valves, degassing equipment, corrective tubing, fittings, and complex manifolds, as well as specialty medical equipment and devices used in life science applications; precision-engineered equipment for dispensing, metering and mixing paints, and personal care products; refinishing equipment; and engineered products for industrial and commercial markets, including fire and rescue, transportation equipment, oil and gas, electronics, and communications. These activities are grouped into four reportable segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment, and Fire & Safety/Diversified Products.

Principles of Consolidation

The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are sales returns and allowances, allowance for doubtful accounts, inventory valuation, recoverability of long-lived assets, performing annual goodwill and intangible and long lived asset impairment analyses, income taxes, product warranties, derivatives, contingencies and litigation, insurance-related items, share-based compensation and defined benefit retirement plans.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. For product sales, delivery does not occur until the products have been shipped and risk of loss has been transferred to the customer. Revenue from services is recognized when the services are provided or ratably over the contract term. Some arrangements with customers may include multiple deliverables, including the combination of products and services. In such cases the Company has identified these as separate elements in accordance with ASC 985 and recognizes revenue consistent with the policy for each separate element based on the fair value of each accounting unit. Revenues from certain long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three or fewer months to be cash and cash equivalents.

Inventories

The Company states inventories at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis. We changed our method of accounting for inventory from the LIFO method to the FIFO method effective January 1, 2009 and applied this change in accounting principle retrospectively to all prior periods presented herein (see Note 2). We make adjustments to reduce the cost of inventory to its net realizable value, if required, at the business unit level for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include changes in market demand, product life cycle and engineering changes.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company reviews the carrying value of goodwill and indefinite-lived intangible assets annually on October 31st, or upon the occurrence of events or changes in circumstances that indicate that the carrying value of the goodwill or intangible assets may not be recoverable, in accordance with ASC 350. The Company evaluates the recoverability of each of these assets based on the estimated fair value of each of the eleven reporting units and indefinite-lived intangible asset. See Note 5 for a further discussion on goodwill and intangible assets.

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

ASC 260 concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, effective January 1, 2009, earnings per common share were computed using the two-class method prescribed by ASC 260. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method. Net income attributable to common shareholders was reduced by $0.8 million, $0.9 million and $0.8 million in December 31, 2009, 2008 and 2007, respectively.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	2009	2008	2007
	(In thousands)

Basic weighted average common shares outstanding	79,716	81,123	80,666
Dilutive effect of stock options, DCUs and unvested shares	1,011	1,197	1,420

Diluted weighted average common shares outstanding	80,727	82,320	82,086

Options to purchase approximately 2.2 million, 3.3 million and 1.7 million shares of common stock as of December 31, 2009, 2008 and 2007, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would have been antidilutive.

Share-Based Compensation

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plans. That cost is recognized in the consolidated financial statements over the requisite service period of the grants. See Note 16 for further discussion on share-based compensation.

Depreciation and Amortization

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives:

Land improvements	8 to 12 years
Buildings and improvements	8 to 30 years
Machinery and equipment and engineering drawings	3 to 12 years
Office and transportation equipment	3 to 10 years

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

Research and Development Expenditures

Costs associated with research and development are expensed in the period incurred and are included in “Cost of sales” within the Consolidated Statements of Operations. Research and development expenses, which include costs associated with developing new products and major improvements to existing products were $29.6 million, $29.5 million and $28.1 million in 2009, 2008 and 2007, respectively.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. The effect of transaction gains and losses is reported within “Other income-net” on the Consolidated Statements of Operations.

Income Taxes

Income tax expense includes United States, state, local and international income taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year and manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

Concentration of Credit Risk

The Company is not dependent on a single customer, the largest of which accounted for less than 3% of net sales for all years presented.

Recently Adopted Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value”. ASU 2009-05 provides clarification regarding valuation techniques when a quoted price in an active market for an identical liability is not available in addition to treatment of the existence of restrictions that prevent the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market (when no adjustments to the quoted price of the asset are required) are Level 1 fair value measurements. This standard is effective for the first reporting period, including interim periods, beginning after issuance. Adoption of ASU 2009-05 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In July 2009, the ASC became the authoritative source of accounting principals to be applied to financial statements prepared in accordance with GAAP. In accordance with the ASC, citations to accounting literature in this report are to the relevant topic of the ASC or are presented in plain English. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard on its effective date.

In May 2009, the FASB issued an update to ASC 855 “Subsequent Events.” This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). This standard requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. This standard does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. This standard is effective for interim or annual periods ending after June 15, 2009. The Company adopted this standard on its effective date.

In April 2009, the FASB issued an update to ASC 820 “Fair Value Measurements and Disclosures” and ASC 270 “Interim Reporting.” This standard requires disclosures about fair value of financial instruments in interim and annual financial statements. This standard is effective for periods ending after June 15, 2009. The Company adopted this standard on its effective date.

In December 2008, the FASB issued ASC 715 “Compensation-Retirement Benefits.” This standard provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. ASC 715 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets. These disclosures are required for fiscal years ending after December 15, 2009. The Company adopted this standard on its effective date.

In June 2008, the FASB issued an update to ASC 260 “Earnings Per Share.” This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in ASC 260. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company determined that its outstanding unvested shares are participating securities. Accordingly, effective January 1, 2009, earnings per common share are computed using the two-class method prescribed by ASC 260. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method (see EPS in Note 1).

In December 2007, the FASB issued an update to ASC 805 “Business Combinations.” The objective of the standard is to establish principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Upon adoption, ASC 805 did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows. However, depending on the nature of an acquisition or the quantity of acquisitions entered into after the adoption, ASC 805 may significantly impact the Company’s consolidated results of operations, financial position or cash flows when compared to acquisitions accounted for under prior U.S. GAAP and result in more earnings volatility and generally lower earnings due to, among other items, the expensing of deal costs and restructuring costs of acquired companies.

New Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. Management is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact on the Company’s consolidated financial statements.

2.	Inventory

Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

Prior to January 1, 2009, we valued certain inventories under the LIFO cost method. As of January 1, 2009, we changed our method of accounting for these inventories from the LIFO method to the FIFO method. As of

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008, the inventories for which the LIFO method of accounting was applied represented approximately 85% of total net inventories. We believe that this change is to a preferable method which better reflects the current cost of inventory on our consolidated balance sheets. Additionally, this change conforms all of our worldwide inventories to a consistent inventory costing method and provides better comparability to our peers. We applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with ASC 250 “Accounting Changes and Error Corrections.” As a result of this accounting change, our retained earnings as of December 31, 2006 decreased to $621.2 million using the FIFO method from $638.6 million as originally reported using the LIFO method. The following tables summarize the effect of the accounting change on our consolidated financial statements.

	Year Ended December 31, 2009
	Computed
	Under Prior	Effect of	As Computed
	Method	Change	Under FIFO
	(Thousands, except per share data)

Statement of Operations:
Cost of sales	$803,536	$3,739	$807,275
Income taxes	56,662	(1,226)	55,436
Net income	115,904	(2,513)	113,391
Earnings per common share:
Basic	1.44	(0.03)	1.41
Diluted	1.43	(0.03)	1.40
Statement of Cash Flows:
Net income	115,904	(2,513)	113,391
Deferred income taxes	2,307	(1,226)	1,081
Changes in inventories	19,410	3,739	23,149
Net cash provided by operating activities	212,532	—	212,532

	Year Ended December 31, 2008
	Computed		As Computed
	Under Prior	Effect of	Under
	Method	Change	FIFO
	(Thousands, except per share data)

Statement of Operations:
Cost of sales	$885,562	$6,476	$892,038
Income taxes	67,343	(2,142)	65,201
Net income	131,360	(4,334)	127,026
Earnings per common share:
Basic	1.60	(0.05)	1.55
Diluted	1.59	(0.06)	1.53
Statement of Cash Flows:
Net income	131,360	(4,334)	127,026
Accrued expenses	601	614	1,215
Deferred income taxes	(8,196)	(2,621)	(10,817)
Changes in inventories	(9,659)	5,270	(4,389)
Net cash provided by operating activities	224,131	(1,071)	223,060

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	Computed
	Under Prior	Effect of	As Computed
	Method	Change	Under FIFO
	(Thousands, except per share data)

Statement of Operations:
Cost of sales	$790,182	$2,288	$792,470
Income taxes	79,300	(843)	78,457
Net income	155,145	(1,445)	153,700
Earnings per common share:
Basic	1.91	(0.02)	1.89
Diluted	1.89	(0.02)	1.87
Statement of Cash Flows:
Net income	155,145	(1,445)	153,700
Deferred income taxes	2,449	(979)	1,470
Changes in inventories	(3,502)	3,311	(191)
Net cash provided by operating activities	198,107	887	198,994

	As of December 31, 2009			As of December 31, 2008
	Computed		As Computed	Computed		As Computed
	Under	Effect of	Under	Under Prior	Effect of	Under
Balance Sheet:	Prior Method	Change	FIFO	Method	Change	FIFO

Inventories	$196,162	$(36,699)	$159,463	$214,160	$(32,960)	$181,200
Other current assets (prepaid taxes)	25,876	9,669	35,545	24,423	8,443	32,866
Accrued expenses (income tax payable)	98,116	614	98,730	116,572	614	117,186
Deferred income tax liability	151,158	(2,352)	148,806	144,336	(2,352)	141,984
Cumulative translation adjustment	59,137	262	59,399	39,873	331	40,204
Retained earnings	922,600	(25,623)	896,977	845,396	(23,110)	822,286

3.	Restructuring

Since mid-2008, we have recorded restructuring costs as a result of cost reduction efforts and facility closings. Accruals have been recorded based on these costs and primarily consist of employee termination benefits. We record accruals for employee termination benefits based on the guidance of ASC 420 “Exit or Disposal Cost Obligations.” These expenses are included in Restructuring expenses in the Consolidated Statements of Operations while the restructuring accruals are included in Accrued expenses in our Consolidated Balance Sheets.

2009 Initiatives

During the year ended December 31, 2009, the Company recorded pre-tax restructuring expenses totaling $12.1 million for employee severance related to employee reductions across various functional areas as well as facility closures resulting from the Company’s cost savings initiatives. These initiatives included severance benefits for 478 employees. The Company is anticipating the employee reductions to be completed by mid 2010 with an expected additional total cost of $4.0 — $5.0 million in 2010, with severance payments expected to be fully paid by the end of 2011 using cash from operations.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 Initiatives

In 2008, the Company recorded pre-tax restructuring expenses totaling $18.0 million for employee severance related to employee reductions across various functional areas as well as facility closures resulting from our cost savings initiatives. These initiatives included severance benefits for 380 employees. These employee reductions were completed by the end of 2008.

Pre-tax restructuring expenses, by segment for the year ended December 31, 2009, were as follows:

	Severance
	Costs	Exit Costs	Total
	(In thousands)

Fluid & Metering Technologies	$2,694	$1,364	$4,058
Health & Science Technologies	2,201	1,303	3,504
Dispensing Equipment	1,155	860	2,015
Fire & Safety/Diversified Products	1,308	—	1,308
Corporate/Other	488	706	1,194

Total restructuring costs	$7,846	$4,233	$12,079

Pre-tax restructuring expenses, by segment for the year ended December 31, 2008, were as follows:

	Severance
	Costs	Exit Costs	Total
	(In thousands)

Fluid & Metering Technologies	$3,978	$1,177	$5,155
Health & Science Technologies	3,226	1,015	4,241
Dispensing Equipment	4,256	1,311	5,567
Fire & Safety/Diversified Products	723	—	723
Corporate/Other	1,898	411	2,309

Total restructuring costs	$14,081	$3,914	$17,995

Restructuring accruals of $6.9 million and $9.3 million at December 31, 2009 and December 31, 2008, respectively, are reflected in Accrued expenses in our Consolidated Balance Sheets as follows:

	2008	2009
	Initiatives	Initiatives	Total
	(In thousands)

BALANCE AT JANUARY 1, 2008	$—	$—	$—
Restructuring costs/reversals	17,995	—	17,995
Payments/utilization	(8,732)	—	(8,732)

BALANCE AT DECEMBER 31, 2008	9,263	—	9,263
Restructuring costs/reversals	828	11,251	12,079
Acquisition related	—	3,927	3,927
Payments/utilization	(10,091)	(8,300)	(18,391)

BALANCE AT DECEMBER 31, 2009	$—	$6,878	$6,878

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Balance Sheet Components

The components of certain balance sheet accounts at December 31, 2009 and 2008 were as follows:

	2009	2008
	(In thousands)

RECEIVABLES
Customers	$185,926	$205,776
Other	3,412	5,093

Total	189,338	210,869
Less allowance for doubtful accounts	6,160	5,600

Total receivables — net	$183,178	$205,269

INVENTORIES
Raw materials and components parts	$101,314	$110,290
Work in process	18,978	22,483
Finished goods	39,171	48,427

Total inventories	$159,463	$181,200

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	$19,776	$19,918
Buildings and improvements	125,735	119,549
Machinery and equipment	235,219	246,052
Office and transportation equipment	91,706	92,555
Engineering drawings	1,869	2,510
Construction in progress	9,360	14,334

Total	483,665	494,918
Less accumulated depreciation and amortization	305,382	308,635

Total property, plant and equipment — net	$178,283	$186,283

ACCRUED EXPENSES
Payroll and related items	$39,315	$45,162
Management incentive compensation	12,157	10,078
Income taxes payable	3,757	8,275
Deferred income taxes	56	1,471
Insurance	4,375	9,964
Warranty	4,383	3,751
Deferred revenue	4,480	2,600
Restructuring	6,878	9,263
Other	23,329	26,622

Total accrued expenses	$98,730	$117,186

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008
	(In thousands)

OTHER NONCURRENT LIABILITIES
Pension and retiree medical obligations	$67,426	$76,488
Liability for uncertain tax positions	6,398	4,758
Derivative financial instruments	10,497	10,098
Deferred revenue	5,353	479
Other	10,137	5,197

Total other noncurrent liabilities	$99,811	$97,020

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008, by business segment, were as follows:

	Fluid &	Health &		Fire & Safety/
	Metering	Science	Dispensing	Diversified
	Technologies	Technologies	Equipment	Products	Total
	(In thousands)

Goodwill	$341,521	$353,060	$137,390	$151,707	$983,678
Accumulated impairment losses	(6,659)	—	—	—	(6,659)

BALANCE AT JANUARY 1, 2008	334,862	353,060	137,390	151,707	977,019
Acquisitions (Note 14)	202,549	39,551	—	—	242,100
Foreign currency translation	(11,841)	(35)	(3,830)	(4,155)	(19,861)
Purchase price adjustments	(1,183)	(922)	—	—	(2,105)
Goodwill impairment	—	—	(30,090)	—	(30,090)

BALANCE AT DECEMBER 31, 2008	524,387	391,654	103,470	147,552	1,167,063
Foreign currency translation	7,164	298	1,503	1,562	10,527
Purchase price adjustments	2,428	427	—	—	2,855

BALANCE AT DECEMBER 31, 2009	$533,979	$392,379	$104,973	$149,114	$1,180,445

ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed.

Goodwill and other acquired intangible assets with indefinite lives were tested for impairment as of October 31, 2009, the Company’s annual impairment date. In 2009, there were no triggering events or change in circumstances that would have required a review other than as of our annual test date. The Company concluded that the fair value of each of the reporting units and indefinite-lived intangible assets was in excess of the carrying value as of October 31, 2009. However, a 10% decrease in the fair value of the Banjo or the Water reporting units within the Fluid & Metering Technologies Segment could potentially result in a goodwill impairment charge at these reporting units. The total goodwill balance for these two reporting units as of October 31, 2009 was $288.7 million.

In 2008 in accordance with ASC 350, the Company concluded that Fluid Management, a reporting unit within the Company’s Dispensing Equipment segment, experienced a downturn in capital spending by its customer base and the loss of market share which required the Company to perform an interim period goodwill impairment test.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company performed the first step of the two-step impairment test and compared the fair value of the reporting unit to its carrying value. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the Fluid Management reporting unit, the Company considered both the market approach and income approach. In 2008 under the market approach, the fair value of the reporting unit is based on comparing the reporting unit to comparable publicly traded companies or comparable entities which have been recently acquired in arms-length transactions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, other operating costs and discount rates. Due to current conditions within the market and the specific reporting unit, weighting was equally attributed to both the market and income approaches (50% each) in arriving at the fair value of the reporting unit. The Company determined that the fair value of the Fluid Management reporting unit was less than the carrying value of the net assets of the reporting unit, and thus the Company performed step two of the impairment test.

In step two of the impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. The Company allocated the current fair value of the Fluid Management reporting unit to all of its assets and liabilities as if the reporting unit had presently been acquired in a business combination. The excess of the fair value of the reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. The Company’s step two analysis resulted in an implied fair value of goodwill of $21.2 million, and as a result, the Company recognized an impairment charge of $30.1 million in the third quarter of 2008.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2009 and 2008:

	At December 31, 2009			At December 31, 2008
	Gross			Weighted	Gross
	Carrying	Accumulated		Average	Carrying	Accumulated
	Amount	Amortization	Net	Life	Amount	Amortization	Net

Amortizable intangible assets:
Patents	$9,914	$(4,289)	$5,625	11	$11,795	$(5,550)	$6,245
Trade names	63,589	(10,144)	53,445	15	62,805	(6,310)	56,495
Customer relationships	157,890	(32,422)	125,468	12	156,216	(16,601)	139,615
Non-compete agreements	4,268	(3,356)	912	4	4,569	(2,989)	1,580
Unpatented technology	36,047	(6,240)	29,807	14	35,527	(2,939)	32,588
Other	6,236	(2,239)	3,997	10	6,282	(1,679)	4,603

Total amortizable intangible assets	277,944	(58,690)	219,254		277,194	(36,068)	241,126
Banjo trade name	62,100	—	62,100		62,100	—	62,100

	$340,044	$(58,690)	$281,354		$339,294	$(36,068)	$303,226

The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis. Amortization of intangible assets was $24.5 million, $17.6 million and $9.7 million in 2009, 2008 and 2007, respectively. Amortization expense for each of the next five years is estimated to be approximately $25.0 million annually.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Borrowings

Borrowings at December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(In thousands)

Credit facility	$298,732	$448,763
Term loan	95,000	100,000
Other borrowings	6,368	5,237

Total borrowings	400,100	554,000
Less current portion	8,346	5,856

Total long-term borrowings	$391,754	$548,144

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. In 2008, the Credit Facility was amended to allow the Company to designate certain foreign subsidiaries as designated borrowers. Upon approval from the lenders, the designated borrowers will be allowed to receive loans under the Credit Facility. A designated borrower sublimit was established as the lesser of the aggregate commitments or $100.0 million. As of the amendment date, Fluid Management Europe B.V., (FME) was approved by the lenders as a designated borrower. FME’s borrowings under the Credit Facility at year end were approximately $48.7 million (Euro 34 million). As the FME borrowings under the Credit Facility are Euro denominated and the cash flows that will be used to make payments of principal and interest are predominately denominated in Euros, the Company does not anticipate any significant foreign exchange gains or losses in servicing this debt.

At December 31, 2009 there was $298.7 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.1 million. The net available borrowing under the Credit Facility as of December 31, 2009, was approximately $294.2 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at December 31, 2009, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

At December 31, 2009 the Company had one interest rate exchange agreement related to the Credit Facility. The interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The fixed rate noted above is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 40 basis points on the Credit Facility.

On February 15, 2008, the Company retired its $150.0 million senior notes using proceeds available under the Company’s Credit Facility.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”), with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At December 31, 2009, there was $95.0 million outstanding under the Term Loan with $5.0 million included within short term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires repayments of $5.0 million and $7.5 million in April of 2010 and 2011, respectively, with the remaining

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility.

The Company currently maintains an interest rate exchange agreement related to the Term Loan that expires in December 2011. With a current notional amount of $95.0 million, the agreement effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

Other borrowings of $6.4 million at December 31, 2009 was comprised of capital leases as well as debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 0.8% to 4.0% per annum.

There are two financial covenants that the Company is required to maintain in connection with the Credit Facility and Term Loan. As defined in the agreement, the minimum interest coverage ratio (operating cash flow to interest) is 3.0 to 1 and the maximum leverage ratio (outstanding debt to operating cash flow) is 3.25 to 1. At December 31, 2009, the Company was in compliance with both of these financial covenants.

Total borrowings at December 31, 2009 have scheduled maturities as follows (in thousands):

2010	$8,346
2011	389,083
2012	330
2013	309
2014	320
Thereafter	1,712

Total borrowings	$400,100

7.	Derivative Instruments

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

At December 31, 2009, the Company had two interest rate exchange agreements. The first interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The second interest rate exchange agreement, expiring December 2011, with a current notional amount of $95.0 million, effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreements and the Company’s current margin of 40 basis points for the Credit Facility and 80 basis points on the Term Loan.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on interest rates at December 31, 2009, approximately $9.3 million of the amount included in accumulated other comprehensive income (loss) in shareholders’ equity at December 31, 2009 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

The following table set’s forth the fair value amounts of derivative instruments held by the Company as of December 31, 2009 and 2008:

	Fair Value-Liabilities
	December 31,	December 31,	Balance Sheet
	2009	2008	Caption
	(In thousands)

Interest rate contracts	$10,497	$10,098	Other noncurrent liabilities
Foreign exchange contracts	—	272	Accrued expenses

	$10,497	$10,370

The following table summarizes the gain (loss) recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts for the year ended December 31, 2009 and 2008:

	Gain (Loss) Recognized in		Income (Expense)
	Other Comprehensive		and Gain (Loss)
	Income (Loss)		Reclassified into Income		Income
	Year Ended December 31,				Statement
	2009	2008	2009	2008	Caption
	(In thousands)

Interest rate contracts	$(8,509)	$(9,743)	$(8,111)	$348	Interest expense
Foreign exchange contracts	1,187	(307)	899	(19)	Sales

8.	Fair Value Measurements

ASC 820 “Fair Value Measurements and Disclosures” defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following table summarizes the basis used to measure the Company’s financial assets and liabilities at fair value on a recurring basis in the balance sheet at December 31, 2009 and 2008:

	Basis of Fair Value Measurements
	Balance at
	December 31,
	2009	Level 1	Level 2	Level 3
	(In thousands)

Money market investment	$9,186	$9,186	—	—
Interest rate exchange agreement derivative financial instruments	$10,497	—	$10,497	—

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at
	December 31,
	2008	Level 1	Level 2	Level 3
	(In thousands)

Interest rate exchange agreement derivative financial instruments	$10,098	—	$10,098	—
Foreign currency contracts	$272	—	$272	—

In determining the fair value of the Company’s interest rate exchange agreement derivatives, the Company uses a present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument and the credit default swap market to reflect the credit risk of either the Company or the counterparty.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At December 31, 2009, the fair value of our Credit Facility and Term Loan, based on the current market rates for debt with similar credit risk and maturity, was approximately $375.6 million compared to the carrying value of $393.7 million.

9.	Commitments and Contingencies

At December 31, 2009, total future minimum rental payments under noncancelable operating leases, primarily for office facilities, warehouses and data processing equipment, were $33.2 million. The future minimum rental commitments for each of the next five years and thereafter are as follows: 2010 — $8.6 million; 2011 — $5.9 million; 2012 — $4.5 million; 2013 — $3.1 million; 2014 — $2.2 million; thereafter — $8.9 million.

Rental expense from continuing operations totaled $12.2 million, $12.6 million and $11.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company is a party to various legal proceedings involving employment, contractual, product liability and other matters, none of which is expected to have a material adverse effect on its results of operations, financial condition, or cash flows.

10.	Common and Preferred Stock

On April 21, 2008, the Company’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares either in the open market or through private transactions. In 2008 the Company purchased a total of 2.3 million shares at a cost of approximately $50.0 million. No shares were purchased in 2009.

At December 31, 2009 and 2008, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and 5 million shares of preferred stock with a par value of $.01 per share. No preferred stock was issued as of December 31, 2009 and 2008.

11.	Income Taxes

Pretax income for the years ended December 31, 2009, 2008 and 2007 was taxed in the following jurisdictions:

	2009	2008	2007
	(In thousands)

Domestic	$114,389	$120,962	$162,880
Foreign	54,438	71,265	69,996

Total	$168,827	$192,227	$232,876

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes for the years ended December 31, 2009, 2008, and 2007, was as follows:

	2009	2008	2007
	(In thousands)

Current
U.S.	$34,921	$47,594	$50,045
State and local	2,704	6,542	5,522
Foreign	16,730	21,882	21,420

Total current	54,355	76,018	76,987
Deferred
U.S.	1,658	(10,099)	4,198
State and local	110	(503)	400
Foreign	(687)	(215)	(3,128)

Total deferred	1,081	(10,817)	1,470

Total provision for income taxes	$55,436	$65,201	$78,457

Deferred tax assets (liabilities) related to the following at December 31, 2009 and 2008 were:

	2009	2008
	(In thousands)

Employee and retiree benefit plans	$24,075	$29,197
Depreciation and amortization	(167,345)	(170,652)
Inventories	7,240	5,596
Allowances and accruals	7,589	7,434
Other	(2,633)	4,076

Total	$(131,074)	$(124,349)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2009 and 2008 were:

	2009	2008
	(In thousands)

Deferred tax asset — other current assets	$17,615	$11,469
Deferred tax asset — other noncurrent assets	173	7,637

Total deferred tax assets	17,788	19,106
Deferred tax liability — accrued expenses	(56)	(1,471)
Noncurrent deferred tax liability — deferred income taxes	(148,806)	(141,984)

Total deferred tax liabilities	(148,862)	(143,455)

Net deferred tax liabilities	$(131,074)	$(124,349)

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income. The computed amount and the differences for the years ended December 31, 2009, 2008, and 2007 are shown in the following table:

	2009	2008	2007
	(In thousands)

Pretax income	$168,827	$192,227	$232,876

Provision for income taxes:
Computed amount at statutory rate of 35%	$59,089	$67,280	$81,507
State and local income tax (net of federal tax benefit)	1,829	3,925	3,849
Taxes on non-U.S. earnings-net of foreign tax credits	(4,117)	(5,191)	(407)
U.S. business tax credits	(754)	(857)	(679)
Domestic activities production deduction	(1,925)	(2,291)	(2,450)
Revaluation of deferred taxes for non-U.S. rate changes	—	—	(4,535)
Other	1,314	2,335	1,172

Total provision for income taxes	$55,436	$65,201	$78,457

The Company has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries that might be payable if these earnings were repatriated since the Company considers these amounts to be permanently invested.

We adopted the provisions of ASC 740 on January 1, 2007. In accordance with ASC 740, the Company recognized a cumulative-effect adjustment of $1.2 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 are shown in the following table:

	2009	2008	2007
	(In thousands)

Unrecognized tax benefits beginning balance	$4,009	$5,938	$5,485
Gross increases for tax positions of prior years	2,138	2,571	2,943
Gross decreases for tax positions of prior years	—	(1,836)	(432)
Settlements	(628)	(993)	(1,952)
Lapse of statute of limitations	(234)	(1,671)	(106)

Unrecognized tax benefits ending balance	$5,285	$4,009	$5,938

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, 2008 and 2007 we had approximately $0.9 million, $0.9 million and $1.0 million, respectively, of accrued interest related to uncertain tax positions. As of December 31, 2009, 2008 and 2007 we had approximately $0.2 million of accrued penalties related to uncertain tax positions.

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $4.4 million as of December 31, 2009, $3.1 million as of December 31, 2008 and $2.5 million as of December 31, 2007. The tax years 2005-2008 remain open to examination by major taxing jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.3 million.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009 and 2008, the Company had state net operating loss carry forwards of approximately $12.7 million and $14.3 million, respectively. At December 31, 2009 and 2008 the Company had foreign net operating loss carry forwards of approximately $12.5 million and $9.7 million, respectively. At December 31, 2009 and 2008, the Company had a foreign capital loss carry forward of approximately $2.3 million and $3.8 million respectively. If unutilized, the state net operating loss will expire between 2016 and 2028. Neither the foreign net operating loss nor the foreign capital loss has an expiration date. At December 31, 2009 and 2008, the Company recorded a valuation allowance against the deferred tax asset attributable to the state net operating loss of $0.2 million and $0.4 million, respectively. The Company has not recorded a valuation allowance against the foreign net operating loss at either December 31, 2009 or 2008. At December 31, 2009 and 2008, the Company has a valuation allowance against the deferred tax asset attributable to the foreign capital loss of $0.6 million and $1.1 million, respectively.

12.	Comprehensive Income

The components of Accumulated other comprehensive income (loss) for 2009, 2008 and 2007 follow:

	2009	2008	2007
	(In thousands)

Unrealized losses on derivatives
Pretax amount	$(127)	$(10,370)	$—
Tax benefit	56	3,728	—

Aftertax amount	$(71)	$(6,642)	$—

Pension and other post-retirement plans
Pretax amount	$9,863	$(20,996)	$10,097
Tax benefit (provision)	(3,467)	7,717	(4,163)

Aftertax amount	$6,396	$(13,279)	$5,934

Cumulative translation adjustment
Pretax amount	$19,195	$(45,863)	$33,573
Tax benefit (provision)	—	—	—

Aftertax amount	$19,195	$(45,863)	$33,573

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

13.	Business Segments and Geographic Information

IDEX has four reportable business segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment, and Fire & Safety/Diversified Products. Reporting units in the Fluid & Metering Technologies segment include Banjo, Energy, Water and IPT. Reporting units in the Health & Science Technologies segment include HST Core, Gast, and Micropump. Reporting units in the Dispensing Equipment segment include the Fluid Management businesses. Reporting units in the Fire & Safety/Diversified Products segment include Fire Suppression, Rescue Tools and Band-It.

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for water and wastewater. The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded,

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, and precision gear and peristaltic pump technologies that meet exacting OEM specifications. The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants, paints, and hair colorants and other personal care products used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

Information on the Company’s business segments from continuing operations is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	2009	2008(5)	2007(5)
	(In thousands)

NET SALES
Fluid & Metering Technologies:
External customers	$640,242	$696,641	$568,622
Intersegment sales	866	1,061	1,685

Total segment sales	641,108	697,702	570,307
Health & Science Technologies:
External customers	299,336	328,514	323,639
Intersegment sales	4,993	3,077	3,531

Total segment sales	304,329	331,591	327,170
Dispensing Equipment:
External customers	127,279	163,861	177,948
Intersegment sales	—	—	—

Total segment sales	127,279	163,861	177,948
Fire & Safety/Diversified Products:
External customers	262,804	300,455	288,422
Intersegment sales	5	7	2

Total segment sales	262,809	300,462	288,424
Intersegment eliminations	(5,864)	(4,145)	(5,218)

Total net sales	$1,329,661	$1,489,471	$1,358,631

OPERATING INCOME(1)
Fluid & Metering Technologies	$100,289	$123,801	$119,060
Health & Science Technologies	51,712	58,297	61,473
Dispensing Equipment(2)	15,147	(10,748)	39,179
Fire & Safety/Diversified Products	59,884	74,310	66,287
Corporate office and other(3)	(42,178)	(39,704)	(33,204)

Total operating income	$184,854	$205,956	$252,795

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008(5)	2007(5)
	(In thousands)

ASSETS
Fluid & Metering Technologies	$1,043,082	$1,070,348	$698,286
Health & Science Technologies	567,096	594,459	542,427
Dispensing Equipment	164,979	179,800	236,751
Fire & Safety/Diversified Products	285,893	286,482	312,603
Corporate office and other(3)	37,107	20,711	180,011

Total assets	$2,098,157	$2,151,800	$1,970,078

DEPRECIATION AND AMORTIZATION(4)
Fluid & Metering Technologies	$32,584	$26,276	$16,797
Health & Science Technologies	14,293	11,806	11,156
Dispensing Equipment	3,124	3,986	3,151
Fire & Safety/Diversified Products	5,328	5,288	5,676
Corporate office and other	1,017	1,243	1,258

Total depreciation and amortization	$56,346	$48,599	$38,038

CAPITAL EXPENDITURES
Fluid & Metering Technologies	$12,867	$13,859	$11,407
Health & Science Technologies	6,365	5,365	5,342
Dispensing Equipment	864	2,528	2,832
Fire & Safety/Diversified Products	3,686	4,743	3,532
Corporate office and other	1,743	1,863	3,383

Total capital expenditures	$25,525	$28,358	$26,496

(1)	Segment operating income excludes net unallocated corporate operating expenses.

(2)	Segment operating income includes $30.1 million goodwill impairment charge in 2008 for Fluid Management.

(3)	Includes intersegment eliminations.

(4)	Excludes amortization of debt issuance expenses.

(5)	Certain prior year amounts have been restated to reflect the LIFO to FIFO inventory costing change.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about the Company’s operations in different geographical regions for the years ended December 31, 2009, 2008 and 2007 is shown below. Net sales were attributed to geographic areas based on location of the customer, and no country outside the U.S. was greater than 10% of total revenues.

	2009	2008	2007
	(In thousands)

NET SALES
U.S.	$698,822	$793,872	$734,877
Europe	361,774	386,864	340,543
Other countries	269,065	308,735	283,211

Total net sales	$1,329,661	$1,489,471	$1,358,631

LONG-LIVED ASSETS — PROPERTY, PLANT AND EQUIPMENT
U.S.	$105,165	$111,252	$110,371
Europe	61,766	65,208	54,401
Other countries	11,352	9,823	8,227

Total long-lived assets	$178,283	$186,283	$172,999

14.	Acquisitions

On January 1, 2008, the Company acquired the stock of ADS, a provider of metering technology and flow monitoring services for water and wastewater markets. ADS is headquartered in Huntsville, Alabama, with regional sales and service offices throughout the United States and Australia. With annual revenues of approximately $70.0 million, ADS operates as part of the Water reporting unit within the Company’s Fluid & Metering Technologies Segment. The Company acquired ADS for an aggregate purchase price of $156.1 million, consisting entirely of cash. Approximately $155.0 million of the cash payment was financed with borrowings under the Company’s Credit Facility, of which $140.0 million was reflected as restricted cash at December 31, 2007. Goodwill and intangible assets recognized as part of this transaction were $102.1 million and $51.9 million, respectively. The $102.1 million of goodwill is not deductible for tax purposes.

On October 1, 2008, the Company acquired the stock of Richter, a provider of premium quality lined pumps, valves and control equipment for the chemical and pharmaceutical industries. Richter’s corrosion resistant fluoroplastic lined products offer solutions for demanding applications in the process industry. Headquartered in Kempen, Germany, with facilities in China, India and the U.S., Richter has annual revenues of approximately $53.0 million. Richter operates as part of the IPT reporting unit within the Company’s Fluid & Metering Technologies Segment. The Company acquired Richter for an aggregate purchase price of $102.0 million, consisting of $93.3 million in cash and the assumption of approximately $8.7 million of debt related items. Approximately $63.7 million of the cash payment was financed with borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $57.8 million and $32.7 million, respectively. The $57.8 million of goodwill is not deductible for tax purposes.

On October 14, 2008, the Company acquired the stock of iPEK, a provider of systems focused on infrastructure analysis, specifically wastewater collection systems. iPEK is a developer of remote controlled systems for infrastructure inspection. Headquartered in Hirschegg, Austria, iPEK has annual revenues of approximately $25.0 million. iPEK operates as part of the Water reporting unit within the Company’s Fluid & Metering Technologies Segment and is expected to leverage the ADS acquisition which was completed in January 2008. The Company acquired iPEK for an aggregate purchase price of $44.5 million, consisting of $43.1 million in cash and the assumption of approximately $1.4 million of debt related items. Approximately $33.2 million of the cash payment was financed with borrowings under the Company’s Credit Facility. Goodwill and intangible assets

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized as part of this transaction were $21.1 million and $17.8 million, respectively. Of the $21.1 million of goodwill, approximately $20.0 million is expected to be deductible for tax purposes.

On October 16, 2008, the Company acquired the stock of IETG, a provider of flow monitoring and underground utility surveillance services for the water and wastewater markets. IETG products and services enable water companies to effectively manage their water distribution and sewerage networks, while its surveillance service specializes in underground asset detection and mapping for utilities and other private companies. Headquartered in Leeds, United Kingdom, IETG has annual revenues of approximately $26.0 million. IETG operates as part of the Water reporting unit within IDEX’s Fluid & Metering Technologies Segment. The Company acquired IETG for an aggregate purchase price of $36.9 million, consisting of $35.0 million in cash and the assumption of approximately $1.9 million of debt related items. Approximately $20.5 million of the cash payment was financed with borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $24.0 million and $9.2 million, respectively. The $24.0 million of goodwill is not deductible for tax purposes.

On October 20, 2008, the Company acquired the stock of Semrock, a provider of optical filters for biotech and analytical instrumentation in the life sciences markets. Semrock’s products are used in the biotechnology and analytical instrumentation industries. Semrock produces optical filters using state-of-the-art manufacturing processes which enable them to offer significant improvements in the performance and reliability of their customers’ instruments. Headquartered in Rochester, New York, Semrock has annual revenues of approximately $21.0 million. Semrock operates as part of the HST Core reporting unit within the Company’s Health & Science Technologies Segment. The Company acquired Semrock for an aggregate purchase price of $60.6 million, consisting entirely of cash. Approximately $60.0 million of the cash payment was financed with borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $38.1 million and $20.0 million, respectively. The $38.1 million of goodwill is not deductible for tax purposes.

On November 14, 2008, the Company acquired the stock of Innovadyne, a provider of nanoliter dispensing instruments for the life sciences industry. Innovadyne’s products are used for assay miniaturization across a broad range of disciplines including High Throughput Screening, Assay Development, PCR/Sequencing, and Protein Crystallography. Innovadyne operates as part of the HST Core reporting unit within the Company’s Health & Science Technologies Segment. The Company acquired Innovadyne for an aggregate purchase price of $3.3 million, consisting entirely of cash. Approximately $3.3 million of the cash payment was financed with borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $1.4 million and $1.1 million, respectively. The $1.4 million of goodwill is not deductible for tax purposes.

On February 14, 2007, the Company acquired the stock of Faure Herman, a leading provider of ultrasonic and helical turbine flow meters used in the custody transfer and control of high value fluids and gases. Headquartered in La Ferté Bernard, France, Faure Herman has sales offices in Europe and North America, with annual revenues of approximately $22.0 million. Faure Herman operates as part of the Company’s Energy reporting unit within its Fluid & Metering Technologies Segment. The Company acquired Faure Herman for an aggregate purchase price of $25.9 million, consisting of $24.3 million in cash and the assumption of approximately $1.6 million of debt. Approximately $12.9 million of the cash payment was financed with borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $13.4 million and $7.7 million, respectively. The $13.4 million of goodwill is not deductible for tax purposes.

On June 12, 2007, the Company acquired the assets of Quadro, a leading provider of particle control solutions for the pharmaceutical and bio-pharmaceutical markets. Quadro’s core capabilities include fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing within the pharmaceutical and bio-pharmaceutical markets. Headquartered in Waterloo, Ontario, Canada, Quadro, with annual revenues of approximately $25.0 million, operates as part of the IPT reporting unit within the Company’s Fluid & Metering Technologies Segment. The Company acquired Quadro for a purchase price of $32.2 million, consisting entirely of cash. Approximately $11.3 million of the cash payment was financed

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $12.1 million and $10.9 million, respectively. Of the $12.1 million of goodwill, approximately $8.9 million is expected to be deductible for tax purposes.

On October 18, 2007, the Company acquired the assets of Isolation Technologies, a leading developer of advanced column hardware and accessories for the High Performance Liquid Chromatography (HPLC) market. HPLC instruments are used in a variety of analytical chemistry applications, with primary commercial applications including drug discovery and quality control measurements for pharmaceutical and food/beverage testing. Isolation Technologies, with annual revenues of approximately $12.0 million, operates as part of the HST Core reporting unit in the Company’s Health and Science Technologies Segment. The Company acquired Isolation Technologies for a purchase price of $30.2 million, consisting entirely of cash. Approximately $29.7 million of the cash payment was financed by borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $17.9 million and $8.7 million, respectively. The $17.9 million of goodwill is deductible for tax purposes.

The results of operations for these acquisitions have been included within the Company’s financial results from the date of the acquisition. The Company does not consider these acquisitions to be material to its results of operations for any of the periods presented.

15.	Discontinued Operations

On August 13, 2007, the Company completed the sale of Halox, its chemical and electrochemical systems product line operating as part of the Fluid & Metering Technologies Segment.

Summarized results of the Company’s discontinued operations are as follows:

For the Year Ended
December 31, 2007
(In thousands)

Revenue	$1,428

Loss from discontinued operations before income taxes	$(1,106)
Income tax benefit (provision)	387

Loss from discontinued operations	$(719)

16.	Share-Based Compensation

The Company maintains two share-based compensation plans for executives, non-employee directors, and certain key employees which authorize the granting of stock options, unvested shares, unvested share units, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of December 31, 2009 totals 7.1 million, of which 1.7 million shares were available for future issuance. Stock options granted under these plans are generally non-qualified, and are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Substantially all of the options issued to employees prior to 2005 become exercisable in five equal installments, while the majority of options issued to employees in 2005 and after become exercisable in four equal installments, beginning one year from the date of grant, and generally expire 10 years from the date of grant. Stock options granted to non-employee directors cliff vest after one or two years. Unvested share and unvested share unit awards generally cliff vest after three or four years for employees, and three years for non-employee directors. The Company issued 273,000, 583,000 and 134,000 of unvested shares as compensation to key employees in 2009, 2008 and 2007, respectively. Of the shares granted in 2008, 242,800 of the shares vest 50% on April 8, 2011 and 50% on April 8, 2013, but such vesting may be accelerated if the Company’s share price for any five consecutive trading days equals or exceeds $65.90 (twice the closing price of the shares on the date of grant). Also, 12,333 of the 2008 shares issued vested on April 8, 2009 with

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

another 12,333 vesting on April 8, 2010 and 49,334 vesting on April 8, 2011. The unvested shares granted in 2009 and 2007 and the remaining unvested shares granted in 2008 contain a cliff vesting feature and vest either three or four years after the grant date for employees and three years for non-employee directors.

All unvested shares carry dividend and voting rights, and the sale of the shares is restricted prior to the date of vesting.

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plans. That cost is recognized in the consolidated financial statements over the requisite service period of the grants.

Weighted average option fair values and assumptions for the period specified are disclosed in the following table:

	Years Ended December 31,
	2009		2008		2007

Weighted average fair value of grants	$5.32		$8.81		$9.55
Dividend yield	2.35%		1.46%		1.37%
Volatility	32.53%		31.51%		30.59%
Risk-free interest rate	0.69	% - 4.63%	1.68	% - 5.33%	4.23	% - 4.92%
Expected life (in years)	5.85		5.28		4.64

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•	The Company uses historical data to estimate the expected life of the option. The expected life assumption for the years ended December 31, 2009, 2008 and 2007 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the years ended December 31, 2009, 2008 and 2007, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s general policy is to issue new shares of common stock to satisfy stock option exercises or grants of unvested shares.

Total compensation cost for stock options is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cost of goods sold	$945	$1,043	$999
Selling, general and administrative expenses	6,288	7,175	7,330

Total expense before income taxes	7,233	8,218	8,329
Income tax benefit	(2,322)	(2,585)	(3,032)

Total expense after income taxes	$4,911	$5,633	$5,297

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation cost for unvested shares is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cost of goods sold	$248	$79	$28
Selling, general and administrative expenses	8,229	6,717	4,213

Total expense before income taxes	8,477	6,796	4,241
Income tax benefit	(1,444)	(1,108)	(827)

Total expense after income taxes	$7,033	$5,688	$3,414

Recognition of compensation cost was consistent with recognition of cash compensation for the same employees. Compensation cost capitalized as part of inventory was immaterial.

As of December 31, 2009, there was $10.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.3 years. As of December 31, 2009, there was $11.7 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.1 years.

A summary of the Company’s stock option activity as of December 31, 2009, and changes during the year ended December 31, 2009 is presented in the following table:

		Weighted	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
Stock Options	Shares	Price	Contractual Term	Value

Outstanding at January 1, 2009	5,485,896	$25.87	6.55	$16,785,351
Granted	1,195,780	20.25
Exercised	(473,208)	16.22
Forfeited/Expired	(415,440)	30.85

Outstanding at December 31, 2009	5,793,028	$25.14	6.40	$40,557,214

Vested and expected to vest at December 31, 2009	5,590,573	$25.14	6.31	$39,209,262
Exercisable at December 31, 2009	3,500,837	$24.08	5.04	$27,821,826

The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period, and the grant price. The total intrinsic value of options exercised in 2009, 2008 and 2007, was $5.3 million, $10.4 million and $17.3 million, respectively. In 2009, 2008 and 2007, cash received from options exercised was $7.7 million, $10.4 million and $14.0 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $1.9 million, $3.1 million and $6.3 million, respectively.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s unvested share activity as of December 31, 2009, and changes during the year ending December 31, 2009 is presented in the following table:

		Weighted-Average
		Grant Date Fair
Unvested Shares	Shares	Value

Nonvested at January 1, 2009	903,200	$31.57
Granted	273,419	20.34
Vested	(219,282)	26.32
Forfeited	(36,738)	29.24

Nonvested at December 31, 2009	920,599	29.58

Generally, unvested share grants accrue dividends and their fair value is equal to the market price of the Company’s stock at the date of the grant.

17.	Retirement Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement plans for its employees. The Company uses a measurement date of December 31 for its defined benefit pension plans and post retirement medical plans. In 2008, the Company adopted the measurement date provisions of ASC 715, “Compensation-Retirement Benefits”. Those provisions require the measurement date of plan assets and liabilities to coincide with the sponsor’s year end.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over the two-year period ended December 31, 2009, and a statement of the funded status at December 31 for both years.

	Pension Benefits
	2009		2008		Other Benefits
	U.S.	Non-U.S.	U.S.	Non-U.S.	2009	2008
	(In thousands)

CHANGE IN BENEFIT OBLIGATION
Obligation at January 1	$72,689	$36,811	$71,507	$34,711	$21,767	$21,890
ASC 715 measurement date adjustment	—	—	—	589	—	—
Service cost	1,551	824	1,765	932	468	607
Interest cost	4,375	2,122	4,484	1,901	1,018	1,328
Plan amendments	—	—	501	9	(2,932)	—
Benefits paid	(4,233)	(1,563)	(4,761)	(1,475)	(1,135)	(1,058)
Actuarial gain (loss)	7,817	(1,253)	(551)	(1,563)	(1,418)	(445)
Currency translation	—	1,845	—	(6,377)	291	(555)
Acquisitions	—	—	—	8,043	—	—
Curtailments/settlements	(987)	—	(256)	—	—	—
Other	—	556	—	41	—	—

Obligation at December 31	$81,212	$39,342	$72,689	$36,811	$18,059	$21,767

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits
	2009		2008		Other Benefits
	U.S.	Non-U.S.	U.S.	Non-U.S.	2009	2008
	(In thousands)

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	$39,974	$11,975	$63,612	$18,301	$—	$—
Actual return on plan assets	9,638	1,848	(19,523)	(1,670)	—	—
Employer contributions	8,818	1,812	902	1,432	1,135	1,058
Benefits paid	(4,233)	(1,563)	(4,761)	(1,475)	(1,135)	(1,058)
Currency translation	—	1,279	—	(4,587)	—	—
Settlements	(987)	—	(256)	—	—	—
Other	—	25	—	(26)	$—	$—

Fair value of plan assets at December 31	$53,210	$15,376	$39,974	$11,975	$—	$—

Funded status at December 31	$(28,002)	$(23,966)	$(32,715)	$(24,836)	$(18,059)	$(21,767)
COMPONENTS ON THE CONSOLIDATED BALANCE SHEETS
Current liabilities	$(601)	$(1,032)	$(651)	$(876)	$(968)	$(1,303)
Noncurrent liabilities	(27,401)	(22,934)	(32,064)	(23,960)	(17,091)	(20,464)

Net liability at December 31	$(28,002)	$(23,966)	$(32,715)	$(24,836)	$(18,059)	$(21,767)

The accumulated benefit obligation for all defined benefit pension plans was $114.8 million and $103.3 million at December 31, 2009 and 2008, respectively.

The weighted average assumptions used in the measurement of the Company’s benefit obligation at December 31, 2009 and 2008, were as follows:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008

Discount rate	5.80%	6.30%	5.88%	5.73%
Rate of compensation increase	3.89%	4.00%	3.35%	3.17%

The pretax amounts recognized in Accumulated other comprehensive (income) loss as of December 31, 2009 and 2008 were as follows:

	Pension Benefits
	2009		2008		Other Benefits
	U.S.	Non-U.S.	U.S.	Non-U.S	2009	2008
	(In thousands)

Prior service cost (credit)	$735	$8	$1,047	$8	$(2,966)	$(330)
Net loss	38,043	5,466	41,403	7,662	661	1,991

Total	$38,778	$5,474	$42,450	$7,670	$(2,305)	$1,661

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts in Accumulated other comprehensive loss as of December 31, 2009, that are expected to be recognized as components of net periodic benefit cost during 2010 are as follows:

		Non-U.S.	Other
	U.S. Pension	Pension Benefit	Post-Retirement
	Benefit Plans	Plans	Benefit Plans	Total
	(In thousands)

Prior service cost (credit)	$228	$1	$(305)	$(76)
Net loss (gain)	4,279	308	(45)	4,542

Total	$4,507	$309	$(350)	$4,466

The following tables provide the components of, and the weighted average assumptions used to determine, the net periodic benefit cost for the plans in 2009, 2008 and 2007:

	Pension Benefits
	2009		2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)

Service cost	$1,551	$824	$1,765	$932	$1,876	$874
Interest cost	4,375	2,122	4,484	1,901	4,288	1,626
Expected return on plan assets	(3,505)	(780)	(5,169)	(1,017)	(5,242)	(1,075)
Net amortization	5,299	370	2,244	381	2,730	715

Net periodic benefit cost	$7,720	$2,536	$3,324	$2,197	$3,652	$2,140

	Other Benefits
	2009	2008	2007
	(In thousands)

Service cost	$468	$607	$611
Interest cost	1,018	1,328	1,230
Net amortization	(385)	137	227

Net periodic benefit cost	$1,101	$2,072	$2,068

	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007

Discount rate	6.30%	6.40%	5.80%	5.73%	5.48%	4.80%
Expected return on plan assets	8.50%	8.50%	8.50%	6.05%	5.82%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	3.17%	3.92%	3.72%

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides pretax amounts recognized in Accumulated other comprehensive income (loss) in 2009:

	Pension Benefits
			Other
	U.S.	Non-U.S.	Benefits
	(In thousands)

Net gain (loss) in current year	$(1,683)	$2,320	$1,418
Prior service cost	—	—	2,932
Amortization of prior service cost (credit)	312	1	(304)
Amortization of net loss (gain)	4,986	369	(81)
Exchange rate effect on amounts in OCI	—	(418)	11

Total	$3,615	$2,272	$3,976

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

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active participants. Costs of bargaining unit-sponsored multi-employer plans and defined contribution plans were $9.6 million, $9.8 million and $9.4 million for 2009, 2008 and 2007, respectively.

For measurement purposes, a 7.6% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009. The rate was assumed to decrease gradually each year to a rate of 5.40% for 2015, and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in the assumed health care cost trend rates would increase the service and interest cost components of the net periodic benefit cost by $0.1 million and the health care component of the accumulated postretirement benefit obligation by $1.5 million. A 1% decrease in the assumed health care cost trend rate would decrease the service and interest cost components of the net periodic benefit cost by $0.1 million and the health care component of the accumulated postretirement benefit obligation by $1.2 million.

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2009 and 2008, by asset category, were as follows:

	2009	2008

Equity securities	66%	53%
Fixed income securities	34	43
Other	—	4

Total	100%	100%

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the basis used to measure defined benefit plans’ assets at fair value at December 31, 2009:

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
	(In thousands)

Equities:
U.S.	$11,107	$11,107	$—	$—
Non U.S.	6,749	6,749	—	—
Absolute return funds(1)	49,386	17,930	31,456	—
Other(2)	1,343	1,343	—	—

	$68,585	$37,129	$31,456	$—

(1)	Primarily funds invested by managers that have a global mandate with the flexibility to allocate capital broadly across a wide range of asset classes and strategies including, but not limited to equities, fixed income, commodities, interest rate futures, currencies and other securities to outperform an agreed benchmark with specific return and volatility targets.

(2)	Primarily cash and cash equivalents.

Equities that are valued using quoted prices are valued at the published market prices. Equities in a common collective trust or a registered investment company that are valued using significant other observable inputs are valued at the net asset value (NAV) provided by the fund administrator. The NAV is based on value of the underlying assets owned by the fund minus its liabilities. Fixed income securities that are valued using significant other observable inputs are valued at prices obtained from independent financial service industry-recognized vendors.

Investment Policies and Strategies

The investment objectives of the Company’s plan assets are to earn the highest possible rate of return consistent with the tolerance for risk as determined periodically by the Company in its role as a fiduciary. The general guidelines of asset allocation of fund assets are that “equities” will represent from 55% to 75% of the market value of total fund assets with a target of 66%, and “fixed income” obligations, including cash, will represent from 25% to 45% with a target of 34%. The term “equities” includes common stock, convertible bonds and convertible stock. The term “fixed income” includes preferred stock and/or contractual payments with a specific maturity date. The Company strives to maintain asset allocations within the designated ranges by conducting periodic reviews of fund allocations and plan liquidity needs, and rebalancing the portfolio accordingly. The total fund performance is monitored and results measured using a 3- to 5-year moving average against long-term absolute and relative return objectives to meet actuarially determined forecasted benefit obligations. No restrictions are placed on the selection of individual investments by the qualified investment fund managers. The performance of the investment fund managers is reviewed on a regular basis, using appointed professional independent advisors. As of December 31, 2009 and 2008, there were no shares of the Company’s stock held in plan assets.

Cash Flows

The Company expects to contribute approximately $4.7 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans in 2010. The Company also expects to contribute approximately $11.8 million to its defined contribution plans in 2010.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments

The future estimated benefit payments for the next five years and the five years thereafter are as follows: 2010 — $7.7 million; 2011 — $8.0 million; 2012 — $8.7 million; 2013 — $8.6 million; 2014-$9.9 million; 2015 to 2019 — $48.7 million.

18.	Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008.

	2009 Quarters				2008 Quarters(1)
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$326,613	$336,455	$323,249	$343,344	$371,662	$397,310	$365,193	$355,306
Gross profit	123,194	131,101	129,058	139,033	152,480	161,510	147,784	135,659
Operating income(2)	39,161	46,735	46,517	52,441	65,412	72,110	30,804	37,630
Net income	$22,605	$27,922	$29,777	$33,087	$39,603	$45,060	$19,883	$22,480
Basic EPS	$.28	$.35	$.37	$.41	$.49	$.55	$.24	$.28
Diluted EPS	$.28	$.34	$.37	$.40	$.48	$.54	$.24	$.27
Basic weighted average shares outstanding	79,513	79,675	79,740	79,937	81,067	81,322	81,572	80,529
Diluted weighted average shares outstanding	80,219	80,507	80,879	81,303	82,288	82,746	82,957	81,289

(1)	Certain prior year amounts have been restated to reflect the LIFO to FIFO inventory costing change. Statements (continue

(2)	Third quarter 2008 operating income includes a $30.1 million goodwill impairment charge for Fluid Management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, in 2009, the Company changed its method of accounting for approximately 85% of its net inventories from the last-in, first-out method to the first-in, first-out method and, retrospectively, adjusted the 2008 and 2007 financial statements for the change.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP

Chicago, Illinois
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing, and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated February 26, 2010, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph referring to the Company’s change in the method of accounting for 85% of the Company’s net inventories from the last-in, first-out method to the first-in, first-out method in 2009.

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP

Chicago, Illinois
February 26, 2010

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Lawrence D. Kingsley
Lawrence D. Kingsley
Chairman of the Board and Chief Executive Officer

/s/  Dominic A. Romeo
Dominic A. Romeo
Vice President and Chief Financial Officer

Northbrook, Illinois
February 26, 2010

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

The information set forth under the captions “Report of Independent Registered Public Accounting Firm” and “Management’s Report on Internal Control Over Financial Reporting” on pages 62-64 of Part II. Item 8. Financial Statements and Supplementary Data is incorporated herein by reference.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information under the subheading “Information Regarding the Board of Directors and Committees,” in the Company’s 2010 Proxy Statement is incorporated herein by reference. Information regarding executive officers of the Company is located in Part I. Item 1. of this report under the caption “Executive Officers of the Registrant.”

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

Information under the heading “Executive Compensation” in the Company’s 2010 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information under the heading “Security Ownership” and the information under the subheading “Equity Compensation Plans” in the Company’s 2010 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

No certain relationships exist. Information under the heading “Information Regarding the Board of Directors and Committees” in the Company’s 2010 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the heading “Principal Accountant Fees and Services” in the Company’s 2010 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(A) 1. Financial Statements

Consolidated financial statements filed as part of this report are listed under Part II. Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

2. Financial Statement Schedule

2009 Form
10-K Page

Schedule II — Valuation and Qualifying Accounts	67

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

3. Exhibits

The exhibits filed with this report are listed on the “Exhibit Index.”

(B) Exhibit Index

Reference is made to the Exhibit Index beginning on page 69 hereof.

IDEX CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

		Charged
	Balance	to Costs			Balance
	Beginning	and			End of
Description	of Year	Expenses(1)	Deductions(2)	Other(3)	Year
	(In thousands)

Year Ended December 31, 2009:
Deducted from assets to which they apply:
Accounts receivable reserves	$5,600	$1,789	$617	$(612)	$6,160
Year Ended December 31, 2008:
Deducted from assets to which they apply:
Accounts receivable reserves	5,746	1,379	1,621	96	5,600
Year Ended December 31, 2007:
Deducted from assets to which they apply:
Accounts receivable reserves	3,545	2,636	625	190	5,746

(1)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.

(2)	Represents uncollectible accounts, net of recoveries.

(3)	Represents acquisition, divestiture, translation and reclassification adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEX CORPORATION

By:	/s/ DOMINIC A. ROMEO
Dominic A. Romeo
Vice President and Chief Financial Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAWRENCE D. KINGSLEY Lawrence D. Kingsley	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ DOMINIC A. ROMEO Dominic A. Romeo	Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ MICHAEL J. YATES Michael J. Yates	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010

/s/ BRADLEY J. BELL Bradley J. Bell	Director	February 26, 2010

/s/ RUBY R. CHANDY Ruby R. Chandy	Director	February 26, 2010

/s/ WILLIAM M. COOK William M. Cook	Director	February 26, 2010

/s/ FRANK S. HERMANCE Frank S. Hermance	Director	February 26, 2010

/s/ GREGORY F. MILZCIK Gregory F. Milzcik	Director	February 26, 2010

/s/ NEIL A. SPRINGER Neil A. Springer	Director	February 26, 2010

/s/ MICHAEL T. TOKARZ Michael T. Tokarz	Director	February 26, 2010

Exhibit Index

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on April 21, 1988)
3	.1(a)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 (a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235)
3	.1(b)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 (b) to the Current Report of IDEX on Form 8-K March 24, 2005, Commission File No. 1-10235)
3.2		Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on July 17, 1989)
3	.2(a)	Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2 (a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on February 12, 1990)
4.1		Restated Certificate of Incorporation and By-Laws of IDEX Corporation (filed as Exhibits No. 3.1 through 3.2 (a))
4.4		Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)
4.5		Credit Agreement, dated as of December 21, 2006, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the Other Financial Institutions Party Hereto (incorporated by reference to Exhibit 10.1 to the Current Report of IDEX on Form 8-K dated December 22, 2006, Commission File No. 1-10235)
4	.5(a)	Amendment No. 2 to Credit Agreement, dated as of September 29, 2008, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 4.3 (a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 1-10235)
4.6		Credit Lyonnais Uncommitted Line of Credit, dated as of December 3, 2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)
4	.6(a)	Amendment No. 8 dated as of December 12, 2007 to the Credit Lyonnais Uncommitted Line of Credit Agreement dated December 3, 2001 (incorporated by reference to Exhibit 4.6 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2007, Commission File No. 1-10235)
4.7		Term Loan Agreement, dated April 18, 2008, among IDEX Corporation, Bank of America N.A. as Agent, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K dated April 18, 2008, Commission File No. 1-10235)
10	.1**	Revised and Restated IDEX Management Incentive Compensation Plan for Key Employees Effective January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2003, Commission File No. 1-10235)
10	.2**	Form of Indemnification Agreement of IDEX Corporation (incorporated by reference to Exhibit No. 10.23 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-28317, as filed on April 26, 1989)

Exhibit
Number		Description

10	.3**	IDEX Corporation Amended and Restated Stock Option Plan for Outside Directors adopted by resolution of the Board of Directors dated as of January 25, 2000 (incorporated by reference to Exhibit No. 10.1 of the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2000, Commission File No. 10-10235)
10	.3(a)**	First Amendment to IDEX Corporation Amended and Restated Stock Option Plan for Outside Directors, adopted by resolution of the Board of Directors dated as of November 20, 2003 (incorporated by reference to Exhibit 10.6 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2003)
10	.4**	Non-Qualified Stock Option Plan for Non-Officer Key Employees of IDEX Corporation (incorporated by reference to Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1992, Commission File No. 1-102351)
10	.5**	Third Amended and Restated 1996 Stock Option Plan for Non-Officer Key Employees of IDEX Corporation dated January 9, 2003 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of IDEX, Registration No. 333-104768, as filed on April 25, 2003)
10	.6**	Non-Qualified Stock Option Plan for Officers of IDEX Corporation (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1992, Commission File No. 1-102351)
10	.7**	First Amended and Restated 1996 Stock Plan for Officers of IDEX Corporation (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 1-102351)
10	.8**	2001 Stock Plan for Officers dated March 27, 2001 (incorporated by reference to Exhibit No. 10.2 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 1-10235)
10	.9**	IDEX Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1992, Commission File No. 1-102351)
10	.10**	Second Amended and Restated IDEX Corporation Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.14 (b) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1997, Commission File No. 1-10235)
10	.11**	IDEX Corporation 1996 Deferred Compensation Plan for Officers (incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-8 of IDEX, et al., Registration No. 333-18643, as filed on December 23, 1996)
10	.11(a)**	First Amendment to the IDEX Corporation 1996 Deferred Compensation Plan for Officers, dated March 23, 2004 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2004)
10	.12**	IDEX Corporation 1996 Deferred Compensation Plan for Non-Officer Presidents (incorporated by reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 of IDEX, et al., Registrant No. 333-18643, as filed on December 23, 1996)
10	.13**	Letter Agreement between IDEX Corporation and John L. McMurray, dated April 24, 2000 (incorporated by reference to Exhibit No. 10.17 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)
10	.14**	Letter Agreement between IDEX Corporation and Dominic A. Romeo, dated December 1, 2003 (incorporated by reference to Exhibit No. 10.21 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2005)
10	.15**	Employment Agreement between IDEX Corporation and Lawrence D. Kingsley, dated July 21, 2004 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended September 30, 2004)
10	.15(a)**	First Amendment to Employment Agreement between IDEX Corporation and Lawrence D. Kingsley, dated March 22, 2005 (incorporated by reference to Exhibit 10.20 (a) to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)

Exhibit
Number		Description

10	.16**	Form Stock Option Agreement (incorporated by reference to Exhibit 10.23 to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)
10	.17**	Form Unvested Stock Agreement (incorporated by reference to Appendix A of the Proxy Statement of IDEX Corporation, dated February 25, 2005, Commission File No. 1-10235)
10	.18**	IDEX Corporation Incentive Award Plan (incorporated by reference to Exhibit 10.24 to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)
10	.19**	Letter Agreement between IDEX Corporation and Frank J. Notaro, dated April 24, 2000 (incorporated by reference to Exhibit 10.25 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2005, Commission File No. 1-10235)
10	.20**	Definitive agreement to acquire Nova Technologies Corporation, dated November 13, 2007, (incorporated by reference to exhibit 10.1 to the Current Report of IDEX on Form 8-K dated November 16, 2007, Commission File No. 1-10235)
10	.21**	IDEX Corporation Incentive Award Plan (as Amended and Restated) (incorporated by reference to Appendix A of the Proxy Statement of IDEX Corporation, filed March 7, 2008, Commission File No. 1-10235)
10	.22**	IDEX Corporation Restricted Stock Award Agreement with Lawrence Kingsley, dated April 8, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report of IDEX Corporation on Form 8-K, dated April 8, 2008, Commission File No. 1-10235)
10	.23**	IDEX Corporation Restricted Stock Award Agreement with Dominic Romeo, dated April 8, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report of IDEX Corporation on Form 8-K, dated April 8, 2008, Commission File No. 1-10235)
10	.24**	Form of IDEX Corporation Restricted Stock Award Agreement, dated April 8, 2008 (incorporated by reference to Exhibit 10.4 to the Current Report of IDEX Corporation on Form 8-K, dated April 8, 2008, Commission File No. 1-10235)
10	.25**	Second Amendment to Employment Agreement between IDEX Corporation and Lawrence D. Kingsley, dated December 8, 2008 (incorporated by reference to Exhibit 10.28 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2008, Commission File No. 1-10235)
*10	.26**	Letter Agreement between IDEX Corporation and Harold Morgan, dated June 6, 2008
*12		Ratio of Earnings to Fixed Charges
*13		The portions of IDEX Corporation’s 2009 Annual Report to Shareholders, which are specifically incorporated by reference.
18		Letter from Deloitte and Touche, LLP regarding change in accounting principle hereto (incorporated by reference to Exhibit No. 18 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 1-10235)
*21		Subsidiaries of IDEX
*23		Consent of Deloitte & Touche LLP
*31	.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14(a)
*31	.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14(a)
*32	.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
*32	.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Filed herewith

**	Management contract or compensatory plan or agreement.