Form 10-Q
period 2010-03-31
IDEX CORP /DE/
filed 2010-05-05
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Number of shares of common stock of IDEX Corporation outstanding as of April 29, 2010: 81,222,963 (net of treasury shares).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$71,388	$73,526
Receivables, less allowance for doubtful accounts of $6,135 at March 31, 2010 and $6,160 at December 31, 2009	206,387	183,178
Inventories — net	166,211	159,463
Other current assets	40,847	35,545

Total current assets	484,833	451,712
Property, plant and equipment — net	173,774	178,283
Goodwill	1,163,320	1,180,445
Intangible assets — net	271,551	281,354
Other noncurrent assets	7,061	6,363

Total assets	$2,100,539	$2,098,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$81,386	$73,020
Accrued expenses	99,985	98,730
Short-term borrowings	2,609	8,346
Dividends payable	—	9,586

Total current liabilities	183,980	189,682
Long-term borrowings	383,098	391,754
Deferred income taxes	148,776	148,806
Other noncurrent liabilities	93,641	99,811

Total liabilities	809,495	830,053

Commitment and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value Issued: 83,848,525 shares at March 31, 2010 and 83,510,320 shares at December 31, 2009	838	835
Additional paid-in capital	408,205	401,570
Retained earnings	933,602	896,977
Treasury stock at cost: 2,540,052 shares at March 31, 2010 and December 31, 2009	(56,706)	(56,706)
Accumulated other comprehensive income	5,105	25,428

Total shareholders’ equity	1,291,044	1,268,104

Total liabilities and shareholders’ equity	$2,100,539	$2,098,157

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$355,598	$326,613
Cost of sales	208,057	203,419

Gross profit	147,541	123,194
Selling, general and administrative expenses	87,781	81,782
Restructuring expenses	1,867	2,251

Operating income	57,893	39,161
Other income (expense) — net	254	(191)
Interest expense	3,434	4,821

Income before income taxes	54,713	34,149
Provision for income taxes	18,088	11,544

Net income	$36,625	$22,605

Basic earnings per common share	$0.45	$0.28

Diluted earnings per common share	$0.45	$0.28

Share data:
Basic weighted average common shares outstanding	80,080	79,513
Diluted weighted average common shares outstanding	81,509	80,219

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income
				Net
				Actuarial
				Losses
				and Prior
				Service
				Costs on
				Pensions
				and Other	Cumulative
	Common Stock			Post-	Unrealized Losses
	and Additional		Cumulative	Retirement	on Derivatives		Total
	Paid-In	Retained	Translation	Benefit	Designated as Cash	Treasury	Shareholders’
	Capital	Earnings	Adjustment	Plans	Flow Hedges	Stock	Equity

Balance, December 31, 2009	$402,405	$896,977	$59,399	$(27,258)	$(6,713)	$(56,706)	$1,268,104

Net income	—	36,625	—	—	—	—	36,625
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	(22,641)	—	—	—	(22,641)
Amortization of retirement obligations	—	—	—	743	—	—	743
Net change on derivatives designated as cash flow hedges	—	—	—	—	1,575	—	1,575

Other comprehensive income	—	—	—	—	—	—	(20,323)

Comprehensive income	—	—	—	—	—	—	16,302

Issuance of 354,496 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans, net of tax benefit	1,890	—	—	—	—	—	1,890
Share-based compensation	4,748	—	—	—	—	—	4,748

Balance, March 31, 2010	$409,043	$933,602	$36,758	$(26,515)	$(5,138)	$(56,706)	$1,291,044

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended
	March 31,
	2010	2009

Cash flows from operating activities
Net income	$36,625	$22,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,016	7,591
Amortization of intangible assets	6,268	6,003
Amortization of debt issuance expenses	104	73
Stock-based compensation expense	4,748	5,545
Deferred income taxes	1,664	6,327
Excess tax benefit from stock-based compensation	(554)	(640)
Changes in:
Receivables	(26,271)	(5,025)
Inventories	(9,496)	213
Trade accounts payable	10,320	(721)
Accrued expenses	3,417	(18,024)
Other — net	(7,710)	(6,304)

Net cash flows provided by operating activities	27,131	17,643
Cash flows from investing activities
Additions to property, plant and equipment	(7,548)	(4,852)
Proceeds from fixed assets disposals	—	1,610
Other — net	—	250

Net cash flows used in investing activities	(7,548)	(2,992)
Cash flows from financing activities
Borrowings under credit facilities	—	32,310
Payments under credit facilities	(11,077)	(37,271)
Dividends paid	(9,697)	(9,523)
Proceeds from stock option exercises	1,197	1,116
Excess tax benefit from stock-based compensation	554	640
Other — net	—	(204)

Net cash flows used in financing activities	(19,023)	(12,932)
Effect of exchange rate changes on cash and cash equivalents	(2,698)	25

Net increase (decrease) in cash	(2,138)	1,744
Cash and cash equivalents at beginning of year	73,526	61,353

Cash and cash equivalents at end of period	$71,388	$63,097

Supplemental cash flow information
Cash paid for:
Interest	$3,572	$5,119
Income taxes	5,843	8,143
Significant non-cash activities:
Issuance of unvested shares	182	—

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

2.	Restructuring

The Company has recorded restructuring costs as a result of cost reduction efforts and facility closings. Accruals have been recorded based on these costs and primarily consist of employee termination benefits. We record expenses for employee termination benefits based on the guidance of Accounting Standards Codification (“ASC”) 420, “Exit or Disposal Cost Obligations.” These expenses are included in Restructuring expenses in the Consolidated Statements of Operations while the related restructuring accruals are included in Accrued expenses in our Consolidated Balance Sheets.

During the three months ended March 31, 2010, the Company recorded an additional $1.9 million of pre-tax restructuring expenses related to our 2009 restructuring initiative for employee severance related to employee reductions across various functional areas as well as facility closures resulting from the Company’s cost savings initiatives. In the first three months of 2009, the Company recorded pre-tax restructuring expenses totaling $2.3 million related to this same initiative. The 2009 initiative has included severance benefits for over 500 employees. This initiative is expected to be completed by the end of 2010 with an expected additional total cost of $2.0-$3.0 million during the remainder of 2010.

Pre-tax restructuring expenses, by segment, for the three months ended March 31, 2010 were as follows:

	Severance
	Costs	Exit Costs	Total
	(in thousands)

Fluid & Metering Technologies	$351	$18	$369
Health & Science Technologies	509	54	563
Dispensing Equipment	115	—	115
Fire & Safety/Diversified Products	352	—	352
Corporate/Other	396	72	468

Total restructuring costs	$1,723	$144	$1,867

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-tax restructuring expenses, by segment, for the three months ended March 31, 2009 were as follows:

	Severance
	Costs
	(Reversals)	Exit Costs	Total
	(in thousands)

Fluid & Metering Technologies	$812	$288	$1,100
Health & Science Technologies	657	191	848
Dispensing Equipment	(311)	381	70
Fire & Safety/Diversified Products	23	—	23
Corporate/Other	160	50	210

Total restructuring costs	$1,341	$910	$2,251

Restructuring accruals of $4.2 million and $6.9 million as of March 31, 2010 and December 31, 2009, respectively, are reflected in Accrued expenses in our Condensed Consolidated Balance Sheets as follows (in thousands):

Balance at January 1, 2010	$6,878
Restructuring costs	1,867
Payments/Utilization	(4,511)

Balance at March 31, 2010	$4,234

3.	Business Segments

The Company consists of four reportable business segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment and Fire & Safety/Diversified Products.

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for water and wastewater. The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, and precision gear and peristaltic pump technologies that meet exacting OEM specifications. The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants, paints, and hair colorants and other personal care products used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

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

	Three Months
	Ended
	March 31,
	2010	2009
	(In thousands)

Net sales:
Fluid & Metering Technologies:
External customers	$172,709	$156,731
Intersegment sales	168	287

Total group sales	172,877	157,018

Health & Science Technologies:
External customers	85,982	72,028
Intersegment sales	1,540	2,160

Total group sales	87,522	74,188

Dispensing Equipment:
External customers	33,538	32,873
Intersegment sales	16	—

Total group sales	33,554	32,873

Fire & Safety/Diversified Products:
External customers	63,369	64,981
Intersegment sales	32	1

Total group sales	63,401	64,982

Intersegment elimination	(1,756)	(2,448)

Total net sales	$355,598	$326,613

Operating income:
Fluid & Metering Technologies	$32,140	$22,618
Health & Science Technologies	18,552	9,850
Dispensing Equipment	6,639	3,979
Fire & Safety/Diversified Products	13,071	13,571
Corporate office and other	(12,509)	(10,857)

Total operating income	$57,893	$39,161

4.	Earnings Per Common Share

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASC 260 “Earnings Per Share”, (“ASC 260”) concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $0.4 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three
	Months
	Ended March 31,
	2010	2009
	(in thousands)

Basic weighted average common shares outstanding	80,080	79,513
Dilutive effect of stock options, unvested shares, and DCUs	1,429	706

Diluted weighted average common shares outstanding	81,509	80,219

Options to purchase approximately 3.0 million and 4.4 million shares of common stock as of March 31, 2010 and 2009, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

5.	Inventories

The components of inventories as of March 31, 2010 and December 31, 2009 were:

	March 31,	December 31,
	2010	2009
	(In thousands)

Raw materials and component parts	$115,714	$113,777
Work-in-process	23,225	20,669
Finished goods	46,493	43,626

Total	185,432	178,072
Less inventory reserves	19,221	18,609

Total inventories-net	$166,211	$159,463

Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2010, by reportable segment, were as follows:

	Fluid &	Health &		Fire & Safety/
	Metering	Science	Dispensing	Diversified
	Technologies	Technologies	Equipment	Products	Total
	(In thousands)

Balance at December 31, 2009	$533,979	$392,379	$104,973	$149,114	$1,180,445
Foreign currency translation	(7,503)	(855)	(5,095)	(3,672)	(17,125)

Balance at March 31, 2010	$526,476	$391,524	$99,878	$145,442	$1,163,320

ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31st, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 31, 2009. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the three months ended March 31, 2010.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2010 and December 31, 2009:

	At March 31, 2010				At December 31, 2009
	Gross			Weighted	Gross
	Carrying	Accumulated		Average	Carrying	Accumulated
	Amount	Amortization	Net	Life	Amount	Amortization	Net

Amortizable intangible assets:
Patents	$9,762	$(4,534)	$5,228	11	$9,914	$(4,289)	$5,625
Trade names	62,623	(11,029)	51,594	15	63,589	(10,144)	53,445
Customer relationships	155,282	(35,813)	119,469	12	157,890	(32,422)	125,468
Non-compete agreements	4,239	(3,470)	769	4	4,268	(3,356)	912
Unpatented technology	35,450	(6,907)	28,543	14	36,047	(6,240)	29,807
Other	6,232	(2,384)	3,848	10	6,236	(2,239)	3,997

Total amortizable intangible assets	273,588	(64,137)	209,451		277,944	(58,690)	219,254
Banjo trade name	62,100	—	62,100		62,100	—	62,100

	$335,688	$(64,137)	$271,551		$340,044	$(58,690)	$281,354

The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

The components of accrued expenses as of March 31, 2010 and December 31, 2009 were:

	March 31,	December 31,
	2010	2009
	(In thousands)

Payroll and related items	$38,474	$39,315
Management incentive compensation	5,885	12,157
Income taxes payable	14,844	3,757
Insurance	4,732	4,375
Warranty	4,754	4,383
Deferred revenue	3,090	4,480
Restructuring	4,234	6,878
Other	23,972	23,385

Total accrued expenses	$99,985	$98,730

8.	Borrowings

Borrowings at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)

Credit Facility	$290,359	$298,732
Term Loan	90,000	95,000
Other borrowings	5,348	6,368

Total borrowings	385,707	400,100
Less current portion	2,609	8,346

Total long-term borrowings	$383,098	$391,754

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. In 2008, the Credit Facility was amended to allow the Company to designate certain foreign subsidiaries as designated borrowers. Upon approval from the lenders, the designated borrowers were allowed to receive loans under the Credit Facility. A designated borrower sublimit was established as the lesser of the aggregate commitments or $100.0 million. As of the amendment date, Fluid Management Europe B.V., (FME) was approved by the lenders as a designated borrower. On March 16, 2010, IDEX UK Ltd. (“IDEX UK”) was approved by the lenders as a designated borrower which will allow them to receive loans under the Credit Facility. IDEX UK had no borrowings under the Credit Facility as of March 31, 2010. FME’s borrowings under the Credit Facility at March 31, 2010 and December 31, 2009 were $40.4 million (Euro 30.0 million) and $48.7 million (Euro 34.0 million), respectively. As the FME borrowings under the Credit Facility are Euro denominated and the cash flows that will be used to make payments of principal and interest are predominately denominated in Euro, the Company does not anticipate any significant foreign exchange gains or losses in servicing this debt.

At March 31, 2010 there was $290.4 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.1 million. The net available borrowing under the Credit Facility as of March 31, 2010, was approximately $302.5 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at March 31, 2010, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

At March 31, 2010 the Company had one interest rate exchange agreement related to the Credit Facility. The interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The fixed rate noted above is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 40 basis points on the Credit Facility.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”) with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At March 31, 2010, there was $90.0 million outstanding under the Term Loan. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires a repayment of $7.5 million in April 2011, with the remaining balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility.

At March 31, 2010 the Company had an interest rate exchange agreement related to the Term Loan that expires December 2011. With a current notional amount of $90.0 million, the agreement effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

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

At March 31, 2010, the Company had two interest rate exchange agreements. The first interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The second interest rate exchange agreement, expiring December 2011, with a current notional amount of $90.0 million, effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreements and the Company’s current margin of 40 basis points for the Credit Facility and 80 basis points on the Term Loan.

Based on interest rates at March 31, 2010, approximately $7.4 million of the amount included in accumulated other comprehensive income in shareholders’ equity at March 31, 2010 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the fair value amounts of derivative instruments held by the Company as of March 31, 2010 and December 31, 2009:

	Fair Value-Liabilities
	March 31,	December 31,
	2010	2009	Balance Sheet Caption
	(In thousands)

Interest rate contracts	$8,055	$10,497	Other noncurrent liabilities

The following table summarizes the net change recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts during the first three months of March 31, 2010 and 2009:

	Gain (Loss) Recognized in		Expense
	Other		and Loss
	Comprehensive		Reclassified into
	Income		Income		Income
	2010	2009	2010	2009	Statement Caption
	(In thousands)

Interest rate contracts	$116	$(1,772)	$(2,326)	$(1,692)	Interest expense
Foreign exchange contracts	—	(69)	—	(80)	Sales

10.	Fair Value Measurements

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

The following table summarizes the basis used to measure the Company’s financial assets and liabilities at fair value on a recurring basis in the balance sheet at March 31, 2010 and December 31, 2009:

	Basis of Fair Value Measurements
	Balance at
	March 31, 2010	Level 1	Level 2	Level 3
	(In thousands)

Money market investment	$8,115	$8,115	—	—
Interest rate exchange agreement derivative financial instruments	$8,055	—	$8,055	—

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At March 31, 2010, the fair value of our Credit Facility and Term Loan, based on the current market rates for debt with similar credit risk and maturity, was approximately $370.3 million compared to the carrying value of $380.4 million.

11.	Common and Preferred Stock

At March 31, 2010 and December 31, 2009, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and 5 million shares of preferred stock with a par value of $.01 per share. No preferred stock was issued as of March 31, 2010 and December 31, 2009.

12.	Share-Based Compensation

During the three months ending March 31, 2010, the Company granted approximately 0.9 million stock options and 0.2 million unvested shares, respectively. During the three months ending March 31, 2009, the Company granted approximately 1.2 million stock options and 0.3 million unvested shares, respectively.

Total compensation cost for stock options is as follows:

	Three Months
	Ended March 31,
	2010	2009
	(In thousands)

Cost of goods sold	$258	$324
Selling, general and administrative expenses	1,957	2,247

Total expense before income taxes	2,215	2,571
Income tax benefit	(700)	(843)

Total expense after income taxes	$1,515	$1,728

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation cost for unvested shares is as follows:

	Three Months
	Ended March 31,
	2010	2009
	(In thousands)

Cost of goods sold	$127	$62
Selling, general and administrative expenses	2,406	2,912

Total expense before income taxes	2,533	2,974
Income tax benefit	(567)	(472)

Total expense after income taxes	$1,966	$2,502

Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees and $0.1 million of compensation cost was capitalized as part of inventory.

As of March 31, 2010, there was $15.8 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, and $16.1 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.2 years.

13.	Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended March 31,
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)

Service cost	$469	$184	$425	$192
Interest cost	1,140	552	1,109	493
Expected return on plan assets	(1,108)	(83)	(913)	(179)
Net amortization	1,127	76	1,218	86

Net periodic benefit cost	$1,628	$729	$1,839	$592

	Other Benefits
	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Service cost	$130	$146
Interest cost	259	337
Net amortization	(99)	12

Net periodic benefit cost	$290	$495

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute approximately $4.7 million to these pension plans and $1.0 million to its other postretirement

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit plans in 2010. As of March 31, 2010, $1.3 million of contributions have been made to the pension plans and $0.1 million have been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $4.3 million in 2010 to fund these pension plans and other postretirement benefit plans.

In March of 2010 the United States enacted two new laws relating to healthcare. The enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 has resulted in comprehensive health care reform. The Company is currently evaluating the requirements and effect of this new legislation and does not expect it to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

14.	Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

15.	Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $18.1 million in the first quarter of 2010 from $11.5 million in the first quarter of 2009. The effective tax rate decreased to 33.1% for the first quarter of 2010 compared to 33.8% in the first quarter of 2009 due to the mix of global pre-tax income among jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.6 million.

16.	Subsequent Events

On April 15, 2010, the Company acquired Seals, Ltd (“Seals”) for cash consideration of approximately $54.0 million (£35 million). Seals, consisting of the Polymer Engineering and Perlast divisions, is a leading provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries, including analytical instrumentation, semiconductor/solar and process technologies. Seals’ Polymer Engineering division focuses on sealing solutions for hazardous duty applications. The Perlast division produces highly engineered seals for analytical instrumentation, pharmaceutical, electronics, and food applications. Headquartered in Blackburn, England, Seals has annual revenues of approximately $32.0 million (£21 million). Seals will operate as part of the Health and Science Technologies segment.

On April 15, 2010, the Company entered into a forward starting interest rate swap with a notional amount of $300.0 million and an effective date of December 8, 2010 whereby the Company will pay fixed interest and will receive floating rate interest based on LIBOR through the termination date of December 8, 2020. This swap was entered into in anticipation of the expected issuance of $300.0 million of new debt during the fourth quarter of 2010 and is designed to lock in the current market interest rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Under the Private Securities Litigation Reform Act

The “Historical Overview” and the “Liquidity and Capital Resources” sections of this management’s discussion and analysis of our financial condition and results of operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, operating results and are indicated by words or phrases such as “expects,” “should,” “will,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties include, but are not limited to, IDEX Corporation’s (“IDEX” or the “Company”) ability to integrate and operate acquired businesses on a profitable basis and other risks and uncertainties identified under the heading “Risk Factors” included in item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and information contained in subsequent periodic reports filed by IDEX with the Securities and Exchange Commission. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for water and wastewater. The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, and precision gear and peristaltic pump technologies that meet exacting OEM specifications. The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants, paints, and hair colorants and other personal care products used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications

Results of Operations

The following is a discussion and analysis of our financial position and results of operations for the period ended March 31, 2010 and 2009. For purposes of this discussion and analysis section, reference is made to the table below and the Company’s Condensed Consolidated Statements of Operations included in Item 1.

Performance in the Three Months Ended March 31, 2010 Compared with the Same Period of 2009

Sales in the three months ended March 31, 2010 were $355.6 million, a 9% increase from the comparable period last year. This increase reflects a 6% increase in organic sales and 3% favorable foreign currency translation. Sales to international customers represented approximately 47% of total sales in the current period compared to 46% in the same period in 2009.

For the first quarter of 2010, Fluid & Metering Technologies contributed 48 percent of sales and 46 percent of operating income; Health & Science Technologies accounted for 25 percent of sales and 26 percent of operating income; Dispensing Equipment accounted for 9 percent of sales and 9 percent of operating income; and Fire & Safety/Diversified Products represented 18 percent of sales and 19 percent of operating income.

Fluid & Metering Technologies sales of $172.9 million for the three months ended March 31, 2010 increased $15.9 million, or 10% compared with 2009, reflecting a 7% increase in organic growth and 3% favorable foreign currency translation. The increase in organic growth was driven by strong global growth in energy, water and waste water markets. In the first quarter of 2010, organic sales increased approximately 9% domestically and 6% internationally. Organic business sales to customers outside the U.S. were approximately 44% of total segment sales during the first quarter of 2010 and 39% in 2009.

Health & Science Technologies sales of $87.5 million increased $13.3 million, or 18% in the first quarter of 2010 compared with 2009. This reflects a 17% increase in organic growth and 1% of favorable foreign currency translation. The increase in organic growth reflects market strength across all Health & Science Technologies products. In the first quarter of 2010, organic sales increased 12% domestically and 25% internationally. Organic business sales to customers outside the U.S. were approximately 40% of total segment sales in the first quarter of 2010, compared to 38% in 2009.

Dispensing Equipment sales of $33.6 million increased $0.7 million, or 2% in the first quarter of 2010 compared with 2009. This increase reflects 5% of favorable foreign currency translation offset by a 3% decrease in organic growth. The decrease in organic growth is due to continued market softness in North America and Europe. In the first quarter of 2010, organic sales increased 3% domestically, primarily due to a large replenishment project and decreased 6% internationally. Organic sales to customers outside the U.S. were approximately 61% of total segment sales in the first quarter of 2010, compared with 67% in the comparable quarter of 2009.

Fire & Safety/Diversified Products sales of $63.4 million decreased $1.6 million, or 2% in the first quarter of 2010 compared with 2009. This change reflects a 5% decrease in organic business volume, partially offset by 3% favorable foreign currency translation. The change in organic business reflects weakness in fire suppression, partially offset by strength in rescue equipment and engineered band clamping systems. In the first quarter of 2010, organic business sales decreased 7% domestically and 3% internationally. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in the first quarter of 2010, compared to 57% in 2009.

	Three Months
	Ended March 31,
	2010	2009

Fluid & Metering Technologies
Net sales	$172,877	$157,018
Operating income(1)	32,140	22,618
Operating margin	18.6%	14.4%
Depreciation and amortization	$8,022	$7,769
Capital expenditures	3,608	2,557
Health & Science Technologies
Net sales	$87,522	$74,188
Operating income(1)	18,552	9,850
Operating margin	21.2%	13.3%
Depreciation and amortization	$3,515	$3,513
Capital expenditures	1,464	1,262
Dispensing Equipment
Net sales	$33,554	$32,873
Operating income(1)	6,639	3,979
Operating margin	19.8%	12.1%
Depreciation and amortization	$1,033	$784
Capital expenditures	213	218
Fire & Safety/Diversified Products
Net sales	$63,401	$64,982
Operating income(1)	13,071	13,571
Operating margin	20.6%	20.9%
Depreciation and amortization	$1,452	$1,280
Capital expenditures	864	822
Company
Net sales	$355,598	$326,613
Operating income(1)	57,893	39,161
Operating margin	16.3%	12.0%
Depreciation and amortization(2)	$14,284	$13,594
Capital expenditures	7,350	5,152

(1)	Group operating income excludes unallocated corporate operating expenses.

(2)	Excludes amortization of debt issuance expenses.

Gross profit of $147.5 million in the first quarter of 2010 increased $24.3 million, or 20% from 2009. Gross profit as a percent of sales was 41.5% in the first quarter of 2010 and 37.7% in 2009. The increase in gross margin primarily reflects higher volume and product mix.

Selling, general and administrative (“SG&A”) expenses increased to $87.8 million in the first quarter of 2010 from $81.8 million in 2009. The increase primarily reflects higher volume related expenses. As a percent of sales, SG&A expenses were 24.7% for 2010 and 25.0% for 2009.

During the three months ended March 31, 2010, the Company recorded pre-tax restructuring expenses totaling $1.9 million, while $2.3 million was recorded for the same period in 2009. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives.

Operating income of $57.9 million and operating margins of 16.3% in the first quarter of 2010 were up from the $39.2 million and 12.0% recorded in 2009, primarily reflecting an increase in volume, cost reductions due to our restructuring initiatives and prior year acquisition related charges. In the Fluid & Metering Technologies Segment, operating income of $32.1 million and operating margins of 18.6% in the first quarter of 2010 were up from the $22.6 million and 14.4% recorded in 2009 principally due to higher sales, cost reduction initiatives and prior year acquisition related charges. In the Health & Science Technologies Segment, operating income of $18.6 million and operating margins of 21.2% in the first quarter of 2010 were up from the $9.9 million and 13.3% recorded in 2009 due to higher volume, cost reduction initiatives and acquisition related charges recorded in the first quarter of 2009. In the Dispensing Equipment Segment, operating income of $6.6 million and operating margins of 19.8% in the first quarter of 2010 were up from the $4.0 million of operating income and 12.1% recorded in 2009, due to cost reduction initiatives and improved productivity. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $13.1 million and 20.6%, respectively, were slightly lower than the $13.6 million and 20.9% recorded in 2009.

Other income of $0.3 million in 2010 was higher than the $0.2 million loss in 2009, due to favorable foreign currency translation.

Interest expense decreased to $3.4 million in 2010 from $4.8 million in 2009. The decrease was principally due to lower debt levels.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $18.1 million in the first quarter of 2010 compared to the first quarter of 2009, which was $11.5 million. The effective tax rate decreased to 33.1% for the first quarter of 2010 compared to 33.8% in the first quarter of 2009 due to the mix of global pre-tax income among jurisdictions.

Net income for the current quarter of $36.6 million increased from the $22.6 million earned in the first quarter of 2009. Diluted earnings per share in the first quarter of 2010 of $0.45 increased $0.17, or 60%, compared with the first quarter of 2009.

Liquidity and Capital Resources

At March 31, 2010, working capital was $300.9 million and our current ratio was 2.6 to 1. Cash flows from operating activities increased $9.5 million, or 54%, to $27.1 million in the first three months of 2010 mainly due to increased volume.

Cash flows provided by operations were more than adequate to fund capital expenditures of $7.5 million and $4.9 million in the first three months of 2010 and 2009, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving Credit Facility, which expires on December 21, 2011. At March 31, 2010 there was $290.4 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.1 million. The net available borrowing under the Credit Facility as of March 31, 2010, was approximately $302.5 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at March 31, 2010, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

At March 31, 2010 the Company has one interest rate exchange agreement related to the Credit Facility. The interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The fixed rate noted above is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 40 basis points on the Credit Facility.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”), with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At March 31, 2010, there was $90.0 million outstanding under the Term Loan. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires a repayment of $7.5 million in April 2011, with the remaining balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility. At March 31, 2010 the Company has an interest rate exchange agreement related to the Term Loan that expires December 2011. With a current notional amount of $90.0 million, the agreement effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

In March of 2010 the United States enacted two new laws relating to healthcare. The enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 has resulted in comprehensive health care reform. The Company is currently evaluating the requirements and effect of this new legislation and does not expect it to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

On April 15, 2010, the Company entered into a forward starting interest rate swap with a notional amount of $300.0 million and an effective date of December 8, 2010 whereby the Company will pay fixed interest and will receive floating rate interest based on LIBOR through the termination date of December 8, 2020. This swap was entered into in anticipation of the expected issuance of $300.0 million of new debt during the fourth quarter of 2010 and is designed to lock in the current market interest rate.

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

The Company’s interest rate exposure is primarily related to the $385.7 million of total debt outstanding at March 31, 2010. The majority of the debt is priced at interest rates that float with the market. In order to mitigate this interest exposure, the Company entered into interest rate exchange agreements that effectively converted $340.0 million of our floating-rate debt outstanding at March 31, 2010 to a fixed-rate. A 50-basis point movement in the interest rate on the remaining $45.7 million floating-rate debt would result in an approximate $0.2 million annualized increase or decrease in interest expense and cash flows.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
			Part of Publicly	be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs(1)

January 1, 2010 to January 31, 2010	—	—	—	$75,000,020
February 1, 2010 to February 28, 2010	—	—	—	$75,000,020
March 1, 2010 to March 31, 2010	—	—	—	$75,000,020

Total	—	—	—	$75,000,020

(1)	On April 21, 2008, IDEX’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares either in the open market or through private transactions.

Item 5.	Other Information.

There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board.

Item 6.	Exhibits.

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
(duly authorized principal accounting officer)

May 4, 2010

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