Form 10-Q
period 2010-06-30
IDEX CORP /DE/
filed 2010-08-06
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10235

IDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3555336 (I.R.S. Employer Identification No.)

1925 West Field Court, Lake Forest, Illinois (Address of principal executive offices)	60045 (Zip Code)

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

Number of shares of common stock of IDEX Corporation outstanding as of July 31, 2010: 81,463,661 (net of treasury shares).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$159,138	$73,526
Receivables, less allowance for doubtful accounts of $5,843 at June 30, 2010 and $6,160 at December 31, 2009	200,430	183,178
Inventories — net	170,109	159,463
Other current assets	47,773	35,545

Total current assets	577,450	451,712
Property, plant and equipment — net	179,284	178,283
Goodwill	1,169,641	1,180,445
Intangible assets — net	277,431	281,354
Other noncurrent assets	7,721	6,363

Total assets	$2,211,527	$2,098,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$83,204	$73,020
Accrued expenses	131,549	98,730
Short-term borrowings	10,559	8,346
Dividends payable	12,223	9,586

Total current liabilities	237,535	189,682
Long-term borrowings	459,832	391,754
Deferred income taxes	152,271	148,806
Other noncurrent liabilities	89,754	99,811

Total liabilities	939,392	830,053

Commitment and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value Issued: 84,060,937 shares at June 30, 2010 and 83,510,320 shares at December 31, 2009	841	835
Additional paid-in capital	417,942	401,570
Retained earnings	949,494	896,977
Treasury stock at cost: 2,565,194 shares at June 30, 2010 and 2,540,052 at December 31, 2009	(57,449)	(56,706)
Accumulated other comprehensive income (loss)	(38,693)	25,428

Total shareholders’ equity	1,272,135	1,268,104

Total liabilities and shareholders’ equity	$2,211,527	$2,098,157

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$378,526	$336,455	$734,124	$663,068
Cost of sales	223,705	205,354	431,762	408,773

Gross profit	154,821	131,101	302,362	254,295
Selling, general and administrative expenses	91,010	81,116	178,791	162,898
Restructuring expenses	1,031	3,250	2,898	5,501

Operating income	62,780	46,735	120,673	85,896
Other income (expense) — net	239	(385)	493	(576)
Interest expense	3,599	4,440	7,033	9,261

Income before income taxes	59,420	41,910	114,133	76,059
Provision for income taxes	19,022	13,988	37,110	25,532

Net income	$40,398	$27,922	$77,023	$50,527

Basic earnings per common share	$0.50	$0.35	$0.95	$0.63

Diluted earnings per common share	$0.49	$0.34	$0.94	$0.62

Share data:
Basic weighted average common shares outstanding	80,369	79,675	80,225	79,594
Diluted weighted average common shares outstanding	81,800	80,507	81,655	80,363

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income
				Net
				Actuarial
				Losses
				and Prior
				Service
				Costs on
				Pensions
				and Other	Cumulative
	Common Stock			Post-	Unrealized Losses
	and Additional		Cumulative	Retirement	on Derivatives		Total
	Paid-In	Retained	Translation	Benefit	Designated as Cash	Treasury	Shareholders’
	Capital	Earnings	Adjustment	Plans	Flow Hedges	Stock	Equity

Balance, December 31, 2009	$402,405	$896,977	$59,399	$(27,258)	$(6,713)	$(56,706)	$1,268,104

Net income	—	77,023	—	—	—	—	77,023
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	(50,865)	—	—	—	(50,865)
Amortization of retirement obligations	—	—	—	740	—	—	740
Net change on derivatives designated as cash flow hedges	—	—	—	—	(13,996)	—	(13,996)

Other comprehensive loss	—	—	—	—	—	—	(64,121)

Comprehensive income	—	—	—	—	—	—	12,902

Issuance of 580,073 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans, net of tax benefit	7,048	—	—	—	—	—	7,048
Unvested shares surrendered for tax withholding	—	—	—	—	—	(743)	(743)
Share-based compensation	9,330	—	—	—	—	—	9,330
Cash dividends declared — $.30 per common share	—	(24,506)	—	—	—	—	(24,506)

Balance, June 30, 2010	$418,783	$949,494	$8,534	$(26,518)	$(20,709)	$(57,449)	$1,272,135

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(unaudited)

	Six Months
	Ended
	June 30,
	2010	2009

Cash flows from operating activities
Net income	$77,023	$50,527
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of fixed assets	—	684
Depreciation and amortization	16,920	15,620
Amortization of intangible assets	12,733	12,138
Amortization of debt issuance expenses	219	154
Stock-based compensation expense	9,330	8,971
Deferred income taxes	1,656	6,692
Excess tax benefit from stock-based compensation	(2,284)	(1,260)
Changes in (net of the effect from acquisitions):
Receivables	(20,950)	6,681
Inventories	(14,618)	14,084
Trade accounts payable	10,668	(13,363)
Accrued expenses	9,547	(21,197)
Other — net	(4,539)	(6,820)

Net cash flows provided by operating activities	95,705	72,911
Cash flows from investing activities
Additions to property, plant and equipment	(17,533)	(10,970)
Acquisition of businesses, net of cash acquired	(51,273)	—
Proceeds from fixed assets disposals	—	2,882
Other — net	—	330

Net cash flows used in investing activities	(68,806)	(7,758)
Cash flows from financing activities
Borrowings under credit facilities for acquisitions	53,866	—
Borrowings under credit facilities	2,266	54,771
Proceeds from issuance of senior notes	96,762	—
Payments under credit facilities	(73,297)	(100,385)
Dividends paid	(21,869)	(19,302)
Proceeds from stock option exercises	5,994	2,503
Excess tax benefit from stock-based compensation	2,284	1,260
Other — net	(743)	(765)

Net cash flows provided by (used in) financing activities	65,263	(61,918)
Effect of exchange rate changes on cash and cash equivalents	(6,550)	3,328

Net increase in cash	85,612	6,563
Cash and cash equivalents at beginning of year	73,526	61,353

Cash and cash equivalents at end of period	$159,138	$67,916

Supplemental cash flow information
Cash paid for:
Interest	$6,840	$9,664
Income taxes	24,974	24,913
Significant non-cash activities:
Debt acquired with acquisition of business	722	—
Issuance of unvested shares	2,917	3,897

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Adoption of New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” This Update provides amendments to Subtopic 820-10 and related guidance within U.S. Generally Accepted Accounting Principles (“GAAP”) to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. The Company adopted this standard on its effective date, see Note 12 for disclosures associated with the adoption of this standard.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855).” This update provides amendments to Subtopic 855-10-50-4 and related guidance within U.S. GAAP to clarify that an SEC registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The Company adopted this update on its effective date.

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

During the three and six months ended June 30, 2010, the Company recorded an additional $1.0 million and $2.9 million, respectively, of pre-tax restructuring expenses related to our 2009 restructuring initiative for employee severance related to employee reductions across various functional areas as well as facility closures resulting from the Company’s cost savings initiatives. In the three and six months ended June 30, 2009, the Company recorded pre-tax restructuring expenses totaling $3.3 million and $5.5 million, respectively, related to this same initiative. The 2009 initiative has included severance benefits for over 600 employees. This initiative is expected to be completed by the end of 2010 with an expected additional total cost of approximately $3.0 million during the remainder of 2010.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-tax restructuring expenses, by segment, for the three months ended June 30, 2010 were as follows:

	Severance
	Costs	Exit Costs	Total
	(in thousands)

Fluid & Metering Technologies	$360	$184	$544
Health & Science Technologies	337	—	337
Dispensing Equipment	5	—	5
Fire & Safety/Diversified Products	125	—	125
Corporate/Other	—	20	20

Total restructuring costs	$827	$204	$1,031

Pre-tax restructuring expenses, by segment for the three months ended June 30, 2009, were as follows:

	Severance
	Costs	Exit Costs	Total
	(in thousands)

Fluid & Metering Technologies	$1,083	$202	$1,285
Health & Science Technologies	625	221	846
Dispensing Equipment	28	479	507
Fire & Safety/Diversified Products	427	—	427
Corporate/Other	79	106	185

Total restructuring costs	$2,242	$1,008	$3,250

Pre-tax restructuring expenses, by segment, for the six months ended June 30, 2010 were as follows:

	Severance
	Costs	Exit Costs	Total
	(in thousands)

Fluid & Metering Technologies	$711	$202	$913
Health & Science Technologies	846	54	900
Dispensing Equipment	120	—	120
Fire & Safety/Diversified Products	477	—	477
Corporate/Other	396	92	488

Total restructuring costs	$2,550	$348	$2,898

Pre-tax restructuring expenses, by segment for the six months ended June 30, 2009, were as follows:

	Severance
	Costs
	(Reversals)	Exit Costs	Total
	(in thousands)

Fluid & Metering Technologies	$1,895	$490	$2,385
Health & Science Technologies	1,282	412	1,694
Dispensing Equipment	(283)	860	577
Fire & Safety/Diversified Products	450	—	450
Corporate/Other	239	156	395

Total restructuring costs	$3,583	$1,918	$5,501

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring accruals of $3.3 million and $6.9 million as of June 30, 2010 and December 31, 2009, respectively, are reflected in Accrued expenses in our Condensed Consolidated Balance Sheets as follows:

(In thousands)

Balance at January 1, 2010	$6,878
Restructuring costs	2,898
Payments/Utilization	(6,501)

Balance at June 30, 2010	$3,275

3.	Acquisitions

On April 15, 2010, the Company acquired Seals, Ltd (“Seals”), a leading provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries, including analytical instrumentation, semiconductor/solar and process technologies. Seals consists of the Polymer Engineering and Perlast divisions. Seals’ Polymer Engineering division focuses on sealing solutions for hazardous duty applications. The Perlast division produces highly engineered seals for analytical instrumentation, pharmaceutical, electronics, and food applications. Headquartered in Blackburn, England, Seals has annual revenues of approximately $32.0 million (£21 million). Seals will operate as part of the Health and Science Technologies segment. The Company acquired Seals for an aggregate purchase price of $54.0 million, consisting of $51.3 million in cash and the assumption of approximately $2.7 million of debt related items. The cash payment was financed with borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $29.4 million and $17.6 million, respectively. The $29.4 million of goodwill is not deductible for tax purposes.

The purchase price for Seals has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The purchase price allocation is preliminary and further refinements may be necessary pending certain asset and liability valuations.

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

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for water and wastewater. The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, and precision gear and peristaltic pump technologies that meet exacting OEM specifications. The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants, paints, and hair colorants and other personal care products used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates segment performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties. Information on the Company’s business segments is presented below.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)

Net sales
Fluid & Metering Technologies:
External customers	$174,359	$156,759	$347,068	$313,490
Intersegment sales	189	241	357	528

Total group sales	174,548	157,000	347,425	314,018

Health & Science Technologies:
External customers	99,141	71,912	185,123	143,940
Intersegment sales	1,345	1,904	2,885	4,064

Total group sales	100,486	73,816	188,008	148,004

Dispensing Equipment:
External customers	41,102	45,658	74,640	78,531
Intersegment sales	33	—	49	—

Total group sales	41,135	45,658	74,689	78,531

Fire & Safety/Diversified Products:
External customers	63,924	62,126	127,293	127,107
Intersegment sales	67	1	99	2

Total group sales	63,991	62,127	127,392	127,109

Intersegment elimination	(1,634)	(2,146)	(3,390)	(4,594)

Total net sales	$378,526	$336,455	$734,124	$663,068

Operating income
Fluid & Metering Technologies	$30,234	$22,936	$62,374	$45,554
Health & Science Technologies	20,436	10,757	38,988	20,607
Dispensing Equipment	9,712	9,514	16,351	13,493
Fire & Safety/Diversified Products	13,916	13,309	26,987	26,880
Corporate office and other	(11,518)	(9,781)	(24,027)	(20,638)

Total operating income	$62,780	$46,735	$120,673	$85,896

5.	Earnings Per Common Share

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASC 260 “Earnings Per Share”, (“ASC 260”) concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $0.4 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively. Net income attributable to common shareholders was reduced by $0.7 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively.

Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three		Six
	Months		Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
		(in thousands)

Basic weighted average common shares outstanding	80,369	79,675	80,225	79,594
Dilutive effect of stock options, unvested shares, and DCUs	1,431	832	1,430	769

Diluted weighted average common shares outstanding	81,800	80,507	81,655	80,363

Options to purchase approximately 2.4 million and 4.2 million shares of common stock as of June 30, 2010 and 2009, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

6.	Inventories

The components of inventories as of June 30, 2010 and December 31, 2009 were:

	June 30,	December 31,
	2010	2009
	(In thousands)

Raw materials and component parts	$116,657	$113,777
Work-in-process	23,340	20,669
Finished goods	47,082	43,626

Total	187,079	178,072
Less inventory reserves	16,970	18,609

Total inventories-net	$170,109	$159,463

Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2010, by reportable segment, were as follows:

	Fluid &	Health &		Fire & Safety/
	Metering	Science	Dispensing	Diversified
	Technologies	Technologies	Equipment	Products	Total
	(In thousands)

Balance at December 31, 2009	$533,979	$392,379	$104,973	$149,114	$1,180,445
Foreign currency translation	(17,166)	(2,451)	(12,370)	(8,259)	(40,246)
Acquisitions	—	29,442	—	—	29,442

Balance at June 30, 2010	$516,813	$419,370	$92,603	$140,855	$1,169,641

ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31st, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 31, 2009. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the six months ended June 30, 2010.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2010 and December 31, 2009:

	At June 30, 2010				At December 31, 2009
	Gross			Weighted	Gross
	Carrying	Accumulated		Average	Carrying	Accumulated
	Amount	Amortization	Net	Life	Amount	Amortization	Net

Amortizable intangible assets:
Patents	$9,721	$(4,677)	$5,044	11	$9,914	$(4,289)	$5,625
Trade names	63,573	(11,845)	51,728	15	63,589	(10,144)	53,445
Customer relationships	161,565	(39,134)	122,431	12	157,890	(32,422)	125,468
Non-compete agreements	4,199	(3,572)	627	4	4,268	(3,356)	912
Unpatented technology	39,280	(7,478)	31,802	14	36,047	(6,240)	29,807
Other	6,226	(2,527)	3,699	10	6,236	(2,239)	3,997

Total amortizable intangible assets	284,564	(69,233)	215,331		277,944	(58,690)	219,254
Banjo trade name	62,100	—	62,100		62,100	—	62,100

	$346,664	$(69,233)	$277,431		$340,044	$(58,690)	$281,354

The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses

The components of accrued expenses as of June 30, 2010 and December 31, 2009 were:

	June 30,	December 31,
	2010	2009
	(In thousands)

Payroll and related items	$42,365	$39,315
Management incentive compensation	11,686	12,157
Income taxes payable	9,708	3,757
Insurance	4,271	4,375
Warranty	4,191	4,383
Deferred revenue	3,779	4,480
Restructuring	3,275	6,878
Forward setting interest rate contract (see Note 11)	26,446	—
Other	25,828	23,385

Total accrued expenses	$131,549	$98,730

9.	Other Noncurrent Liabilities

The components of noncurrent liabilities as of June 30, 2010 and December 31, 2009 were:

	June 30,	December 31,
	2010	2009
	(In thousands)

Pension and retiree medical obligations	$66,017	$67,426
Interest rate exchange agreements	6,022	10,497
Deferred revenue	4,687	5,353
Other	13,028	16,535

Total other noncurrent liabilities	$89,754	$99,811

10.	Borrowings

Borrowings at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)

Credit Facility	$275,614	$298,732
Term Loan	90,000	95,000
Euro-denominated Senior Notes	98,869	—
Other borrowings	5,908	6,368

Total borrowings	470,391	400,100
Less current portion	10,559	8,346

Total long-term borrowings	$459,832	$391,754

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. In 2008, the Credit Facility was amended to allow the Company to designate certain foreign subsidiaries as designated borrowers. Upon approval from the lenders, the

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

designated borrowers were allowed to receive loans under the Credit Facility. A designated borrower sublimit was established as the lesser of the aggregate commitments or $100.0 million. As of the amendment date, Fluid Management Europe B.V., (FME) was approved by the lenders as a designated borrower. On March 16, 2010, IDEX UK Ltd. (“IDEX UK”) was also approved by the lenders as a designated borrower which allowed them to receive loans under the Credit Facility. FME had no borrowings under the Credit Facility as of June 30, 2010. IDEX UK’s borrowings under the Credit Facility at June 30, 2010 were £17.0 million ($25.6 million). As the IDEX UK’s borrowings under the Credit Facility are British Pound denominated and the cash flows that will be used to make payments of principal and interest are predominately denominated in British Pound, the Company does not anticipate any significant foreign exchange gains or losses in servicing this debt.

At June 30, 2010 there was $275.6 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.1 million. The net available borrowing under the Credit Facility as of June 30, 2010, was approximately $317.3 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at June 30, 2010, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

At June 30, 2010 the Company had one interest rate exchange agreement related to the Credit Facility. The interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. This fixed rate consists of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 40 basis points on the Credit Facility.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”) with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At June 30, 2010, there was $90.0 million outstanding under the Term Loan with $7.5 million included within short term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires a repayment of $7.5 million in April 2011, with the remaining balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility.

At June 30, 2010 the Company had an interest rate exchange agreement related to the Term Loan that expires in December 2011. With a current notional amount of $90.0 million, the agreement effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate consists of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

On April 15, 2010, the Company entered into a forward setting interest rate contract with a notional amount of $300.0 million and an effective date of December 8, 2010 whereby the Company will pay fixed interest and will receive floating rate interest based on LIBOR on the effective date of December 8, 2010. This swap was entered into in anticipation of the expected issuance of $300.0 million of new debt during the fourth quarter of 2010 and was designed to lock in the current market interest rate as of April 15, 2010.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Notes due June 9, 2015 (“Senior Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future. The Senior Notes bear interest at a rate of 2.58% per annum and will mature on June 9, 2015. The Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the Senior Notes; provided that such portion is greater than 5% of the aggregate principal amount of the

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the Senior Notes affected thereby may declare all the Senior Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the Senior Notes may declare all the Senior Notes to be due and payable immediately. The Company used a portion of the proceeds from the private placement to pay down existing debt outstanding under the Euro denominated Credit Facility, with the remainder being used for ongoing business activities.

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

At June 30, 2010, the Company had three interest rate exchange agreements. The first interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The second interest rate exchange agreement, expiring in December 2011, with a current notional amount of $90.0 million, effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate consists of the fixed rate on the interest rate exchange agreements and the Company’s current margin of 40 basis points for the Credit Facility and 80 basis points on the Term Loan. The forward setting interest rate contract currently has a notional amount of $300.0 million and an effective date of December 8, 2010. The Company will pay fixed interest and will receive floating rate interest based on LIBOR on the effective date of December 8, 2010. This instrument was entered into in anticipation of the expected issuance of $300.0 million of new debt during the fourth quarter of 2010 and was designed to lock in the current market interest rate as of April 15, 2010.

Based on interest rates at June 30, 2010, approximately $7.0 million of the amount included in accumulated other comprehensive income in shareholders’ equity at June 30, 2010 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

At June 30, 2010, the Company had foreign currency exchange contracts with an aggregate notional amount of $5.5 million to manage its exposure to fluctuations in foreign currency exchange rates. The change in fair market value of these contracts for the six months ended June 30, 2010 was immaterial.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the fair value amounts of derivative instruments held by the Company as of June 30, 2010 and December 31, 2009:

	Fair Value-Liabilities
	June 30,	December 31,
	2010	2009	Balance Sheet Caption
	(In thousands)

Forward setting interest rate contract	$26,446	$—	Accrued expenses
Interest rate exchange agreements	6,022	10,497	Other noncurrent liabilities
Foreign exchange contracts	3	—	Accrued expenses

The following table summarizes the net change recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts as of June 30, 2010 and 2009:

	Gain (Loss)
	Recognized in
	Other		Expense
	Comprehensive		and Gain
	Income		Reclassified into Income
	Three Months Ended June 30,				Income
	2010	2009	2010	2009	Statement Caption
		(In thousands)

Interest rate agreements	$(26,871)	$1,580	$(2,279)	$(1,917)	Interest expense
Foreign exchange contracts	2	450	—	133	Sales

	Gain (Loss)
	Recognized in
	Other		Expense
	Comprehensive		and Gain
	Income		Reclassified into Income
	Six Months Ended June 30,				Income
	2010	2009	2010	2009	Statement Caption
		(In thousands)

Interest rate agreements	$(26,755)	$(192)	$(4,605)	$(3,609)	Interest expense
Foreign exchange contracts	2	381	—	53	Sales

12.	Fair Value Measurements

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the basis used to measure the Company’s financial assets and liabilities at fair value on a recurring basis in the balance sheet at June 30, 2010 and December 31, 2009:

	Basis of Fair Value Measurements
	Balance at
	June 30, 2010	Level 1	Level 2	Level 3
	(In thousands)

Money market investment	$47,051	$47,051	—	—
Interest rate agreements	$32,468	—	$32,468	—
Foreign currency contracts	$3	—	$3	—

	Basis of Fair Value Measurements
	Balance at
	December 31, 2009	Level 1	Level 2	Level 3
		(In thousands)

Money market investment	$9,186	$9,186	—	—
Interest rate agreements	$10,497	—	$10,497	—

There were no transfers of assets or liabilities between Level 1 and Level 2 during the first six months of 2010.

In determining the fair value of the Company’s interest rate exchange agreement derivatives, the Company uses a present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument and the credit default swap market to reflect the credit risk of either the Company or the counterparty.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At June 30, 2010, the fair value of our Credit Facility, Term Loan and Senior Notes, based on the current market rates for debt with similar credit risk and maturity, was approximately $455.4 million compared to the carrying value of $464.5 million.

13.	Common and Preferred Stock

At June 30, 2010 and December 31, 2009, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and 5 million shares of preferred stock with a par value of $.01 per share. No preferred stock was issued as of June 30, 2010 and December 31, 2009.

14.	Share-Based Compensation

During the six months ending June 30, 2010, the Company granted approximately 0.9 million stock options and 0.3 million unvested shares, respectively. During the six months ending June 30, 2009, the Company granted approximately 1.2 million stock options and 0.3 million unvested shares, respectively.

Total compensation cost for stock options is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
		(In thousands)

Cost of goods sold	$271	$214	$529	$538
Selling, general and administrative expenses	1,906	1,407	3,863	3,654

Total expense before income taxes	2,177	1,621	4,392	4,192
Income tax benefit	(713)	(515)	(1,413)	(1,358)

Total expense after income taxes	$1,464	$1,106	$2,979	$2,834

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation cost for unvested shares is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
		(In thousands)

Cost of goods sold	$138	$62	$265	$124
Selling, general and administrative expenses	2,267	1,743	4,673	4,655

Total expense before income taxes	2,405	1,805	4,938	4,779
Income tax benefit	(483)	(311)	(1,050)	(783)

Total expense after income taxes	$1,922	$1,494	$3,888	$3,996

Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees and $0.1 million of compensation cost was capitalized as part of inventory.

As of June 30, 2010, there was $13.7 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, and $14.2 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.1 years.

15.	Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended June 30,
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
		(In thousands)

Service cost	$469	$173	$351	$203
Interest cost	1,139	519	1,079	520
Expected return on plan assets	(1,108)	(80)	(840)	(193)
Net amortization	1,127	72	1,218	91

Net periodic benefit cost	$1,627	$684	$1,808	$621

	Pension Benefits
	Six Months Ended June 30,
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
		(In thousands)

Service cost	$938	$357	$776	$395
Interest cost	2,279	1,071	2,188	1,013
Expected return on plan assets	(2,216)	(163)	(1,753)	(372)
Net amortization	2,254	148	2,436	177

Net periodic benefit cost	$3,255	$1,413	$3,647	$1,213

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)

Service cost	$130	$146	$260	$292
Interest cost	260	337	519	674
Net amortization	(76)	12	(175)	24

Net periodic benefit cost	$314	$495	$604	$990

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute approximately $4.7 million to these pension plans and $1.0 million to its other postretirement benefit plans in 2010. As of June 30, 2010, $2.3 million of contributions have been made to the pension plans and $0.5 million have been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $2.9 million in 2010 to fund these pension plans and other postretirement benefit plans.

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

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $19.0 million in the second quarter of 2010 from $14.0 million in the second quarter of 2009. The effective tax rate decreased to 32.0% for the second quarter of 2010 compared to 33.4% in the second quarter of 2009 due to the mix of global pre-tax income among jurisdictions.

The provision for income taxes increased to $37.1 million in the first six months of 2010 from $25.5 million in the same period of 2009. The effective tax rate decreased to 32.5% for the first six months of 2010 compared to 33.6% in the same period of 2009 due to the mix of global pre-tax income among jurisdictions.

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

18.	Subsequent Events

On July 21, 2010, the Company acquired OBL, S.r.l. (“OBL”) for cash consideration of approximately $16.8 million (€13.1 million). OBL, a leading provider of mechanical and hydraulic diaphragm pumps, provides polymer blending systems and related accessories for a diverse range of global industries, including water, waste water, oil and gas, petro-chemical and power generation markets. Headquartered in Milan, Italy, with annual revenues of approximately $10.9 million (€8.5 million), OBL will operate within IDEX’s Fluid and Metering Technologies segment as part of the Water and Waste Water Group of Companies.

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

The following is a discussion and analysis of our financial position and results of operations for the periods ended June 30, 2010 and 2009. For purposes of this discussion and analysis section, reference is made to the table below and the Company’s Condensed Consolidated Statements of Operations included in Item 1.

Performance in the Three Months Ended June 30, 2010 Compared with the Same Period of 2009

Sales in the three months ended June 30, 2010 were $378.5 million, a 13% increase from the comparable period last year. This increase reflects a 11% increase in organic sales and 3% from acquisition (Seals — April 2010), partially offset by 1% from unfavorable foreign currency translation. Sales to international customers represented approximately 48% of total sales in the current period compared to 44% in the same period in 2009.

For the second quarter of 2010, Fluid & Metering Technologies contributed 46 percent of sales and 41 percent of operating income; Health & Science Technologies accounted for 26 percent of sales and 27 percent of operating income; Dispensing Equipment accounted for 11 percent of sales and 13 percent of operating income; and Fire & Safety/Diversified Products represented 17 percent of sales and 19 percent of operating income.

Fluid & Metering Technologies sales of $174.5 million for the three months ended June 30, 2010 increased $17.5 million, or 11% compared with 2009, reflecting a 12% increase in organic growth and 1% unfavorable foreign currency translation. The increase in organic growth was driven by strong global growth in chemical and water and waste water markets. In the second quarter of 2010, organic sales increased approximately 11% domestically and 12% internationally. Organic business sales to customers outside the U.S. were approximately 45% of total segment sales during the second quarter of 2010 and 40% in 2009.

Health & Science Technologies sales of $100.5 million increased $26.7 million, or 36% in the second quarter of 2010 compared with 2009. This reflects a 26% increase in organic growth and 11% from acquisition (Seals — April 2010), partially offset by 1% from unfavorable foreign currency translation. The increase in organic growth reflects market strength across all Health & Science Technologies products. In the second quarter of 2010, organic sales increased 21% domestically and 34% internationally. Organic business sales to customers outside the U.S. were approximately 40% of total segment sales in the second quarter of 2010, compared to 35% in 2009.

Dispensing Equipment sales of $41.1 million decreased $4.5 million, or 10% in the second quarter of 2010 compared with 2009. This decrease reflects 8% from organic sales and 2% from unfavorable foreign currency translation. The decrease in organic growth is due to continued market softness in North America and Europe. In the second quarter of 2010, organic sales decreased 31% domestically, primarily due to a large replenishment project recorded in the second quarter of 2009, and increased 14% internationally. Organic sales to customers outside the U.S. were approximately 65% of total segment sales in the second quarter of 2010, compared with 56% in the comparable quarter of 2009.

Fire & Safety/Diversified Products sales of $64.0 million increased $1.9 million, or 3% in the second quarter of 2010 compared with 2009. This change reflects a 5% increase in organic business volume, partially offset by 2% unfavorable foreign currency translation. The change in organic business reflects strength in rescue equipment and engineered band clamping systems, partially offset by weakness in fire suppression. In the second quarter of 2010, organic business sales decreased 5% domestically and increased 16% internationally. Organic sales to customers outside the U.S. were approximately 53% of total segment sales in the second quarter of 2010, compared to 52% in 2009.

	Three Months		Six Months
	Ended June 30,(1)		Ended June 30,(1)
	2010	2009	2010	2009

Fluid & Metering Technologies
Net sales	$174,548	$157,000	$347,425	$314,018
Operating income(2)	30,234	22,936	62,374	45,554
Operating margin	17.3%	14.6%	18.0%	14.5%
Depreciation and amortization	$8,203	$8,566	$16,225	$16,335
Capital expenditures	6,063	3,315	9,671	5,872
Health & Science Technologies
Net sales	$100,486	$73,816	$188,008	$148,004
Operating income(2)	20,436	10,757	38,988	20,607
Operating margin	20.3%	14.6%	20.7%	13.9%
Depreciation and amortization	$4,364	$3,200	$7,879	$6,713
Capital expenditures	2,300	652	3,764	1,914
Dispensing Equipment
Net sales	$41,135	$45,658	$74,689	$78,531
Operating income(2)	9,712	9,514	16,351	13,493
Operating margin	23.6%	20.8%	21.9%	17.2%
Depreciation and amortization	$1,131	$886	$2,164	$1,670
Capital expenditures	459	340	642	558
Fire & Safety/Diversified Products
Net sales	$63,991	$62,127	$127,392	$127,109
Operating income(2)	13,916	13,309	26,987	26,880
Operating margin	21.8%	21.4%	21.2%	21.2%
Depreciation and amortization	$1,346	$1,248	$2,798	$2,528
Capital expenditures	1,012	894	1,876	1,716
Company
Net sales	$378,526	$336,455	$734,124	$663,068
Operating income(2)	62,780	46,735	120,673	85,896
Operating margin	16.6%	13.9%	16.4%	13.0%
Depreciation and amortization(3)	$15,369	$14,164	$29,653	$27,758
Capital expenditures	10,686	6,070	18,036	11,222

(1)	Data includes acquisition of Seals (April 2010) in the Health & Science Technologies Group from the date of acquisition.

(2)	Group operating income excludes unallocated corporate operating expenses.

(3)	Excludes amortization of debt issuance expenses.

Gross profit of $154.8 million in the second quarter of 2010 increased $23.7 million, or 18% from 2009. Gross profit as a percent of sales was 40.9% in the second quarter of 2010 and 39.0% in 2009. The increase in gross margin primarily reflects higher volume and product mix.

Selling, general and administrative (“SG&A”) expenses increased to $91.0 million in the second quarter of 2010 from $81.1 million in 2009. The $9.9 million increase reflects approximately $7.9 million for volume related expenses and $2.0 million for incremental costs associated with the acquisition of Seals in April 2010. As a percent of sales, SG&A expenses were 24.0% for 2010 and 24.1% for 2009.

During the three months ended June 30, 2010, the Company recorded pre-tax restructuring expenses totaling $1.0 million, while $3.3 million was recorded for the same period in 2009. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives.

Operating income of $62.8 million and operating margins of 16.6% in the second quarter of 2010 were up from the $46.7 million and 13.9% recorded in 2009, primarily reflecting an increase in volume and cost reductions due to our restructuring initiatives. In the Fluid & Metering Technologies Segment, operating income of $30.2 million and operating margins of 17.3% in the second quarter of 2010 were up from the $22.9 million and 14.6% recorded in 2009 principally due to higher sales and cost reduction initiatives. In the Health & Science Technologies Segment, operating income of $20.4 million and operating margins of 20.3% in the second quarter of 2010 were up from the $10.8 million and 14.6% recorded in 2009 due to higher volume and cost reduction initiatives. In the Dispensing Equipment Segment, operating income of $9.7 million and operating margins of 23.6% in the second quarter of 2010 were up from the $9.5 million of operating income and 20.8% recorded in 2009, due to cost reduction initiatives and improved productivity. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $13.9 million and 21.8%, respectively, were slightly higher than the $13.3 million and 21.4% recorded in 2009.

Other income of $0.2 million in 2010 was favorable compared with the $0.4 million loss in 2009, due to favorable foreign currency translation.

Interest expense decreased to $3.6 million in 2010 from $4.4 million in 2009. The decrease was principally due to lower debt levels.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $19.0 million in the second quarter of 2010 compared to the second quarter of 2009, which was $14.0 million. The effective tax rate decreased to 32.0% for the second quarter of 2010 compared to 33.4% in the second quarter of 2009 due to the mix of global pre-tax income among jurisdictions.

Net income for the current quarter of $40.4 million increased from the $27.9 million earned in the second quarter of 2009. Diluted earnings per share in the second quarter of 2010 of $0.49 increased $0.15, or 43%, compared with the second quarter of 2009.

Performance in the Six Months Ended June 30, 2010 Compared with the Same Period of 2009

Sales in the six months ended June 30, 2010 were $734.1 million, an 11% increase from the comparable period last year. This increase reflects a 9% increase in organic sales, 1% from acquisition (Seals-April 2010) and 1% favorable foreign currency translation. Sales to international customers represented approximately 48% of total sales in the current period compared to 45% in the same period in 2009.

For the first six months of 2010, Fluid & Metering Technologies contributed 47 percent of sales and 43 percent of operating income; Health & Science Technologies accounted for 26 percent of sales and 27 percent of operating income; Dispensing Equipment accounted for 10 percent of sales and 11 percent of operating income; and Fire & Safety/Diversified Products represented 17 percent of sales and 19 percent of operating income.

Fluid & Metering Technologies sales of $347.4 million for the six months ended June 30, 2010 increased $33.4 million, or 11% compared with 2009, reflecting a 10% increase in organic growth and 1% favorable foreign currency translation. The increase in organic growth was driven by strong global growth across all Fluid & Metering markets. In the first six months of 2010, organic sales increased approximately 10% domestically and 9% internationally. Organic business sales to customers outside the U.S. were approximately 45% of total segment sales during the first six months of 2010 and 39% in 2009.

Health & Science Technologies sales of $188.0 million increased $40.0 million, or 27% in the first six months of 2010 compared with 2009. This reflects a 22% increase in organic growth and 5% from acquisition (Seals — April 2010). The increase in organic growth reflects market strength across all Health & Science Technologies products. In the first six months of 2010, organic sales increased 17% domestically and 30% internationally.

Organic business sales to customers outside the U.S. were approximately 40% of total segment sales in the first six months of 2010, compared to 37% in 2009.

Dispensing Equipment sales of $74.7 million decreased $3.8 million, or 5% in the first six months of 2010 compared with 2009. This reflects a 5% decrease in organic growth. The decrease in organic growth is due to continued market softness in North America and Europe. In the first six months of 2010, organic sales decreased 19% domestically and increased 5% internationally. Organic sales to customers outside the U.S. were approximately 63% of total segment sales in the first six months of 2010, compared with 60% in the comparable period of 2009.

Fire & Safety/Diversified Products sales of $127.4 million were flat in the first six months of 2010 compared with 2009. In the first six months of 2010, organic business sales decreased 6% domestically and increased 5% internationally. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in the first six months of 2010, compared to 55% in 2009.

Gross profit of $302.4 million in the first six months of 2010 increased $48.1 million, or 19% from 2009. Gross profit as a percent of sales was 41.2% in the first six months of 2010 and 38.4% in 2009. The increase in gross margin primarily reflects higher volume and product mix.

SG&A expenses increased to $178.8 million in the first six months of 2010 from $162.9 million in 2009. The $15.9 million increase reflects approximately $13.9 million for volume related expenses and $2.0 million for incremental costs associated with the acquisition of Seals in April 2010. As a percent of sales, SG&A expenses were 24.4% for 2010 and 24.6% for 2009.

During the six months ended June 30, 2010, the Company recorded pre-tax restructuring expenses totaling $2.9 million, while $5.5 million was recorded for the same period in 2009. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives.

Operating income of $120.7 million and operating margins of 16.4% in the first six months of 2010 were up from the $85.9 million and 13.0% recorded in 2009, primarily reflecting an increase in volume and cost reductions due to our restructuring initiatives. In the Fluid & Metering Technologies Segment, operating income of $62.4 million and operating margins of 18.0% in the first six months of 2010 were up from the $45.6 million and 14.5% recorded in 2009 principally due to higher sales and cost reduction initiatives. In the Health & Science Technologies Segment, operating income of $39.0 million and operating margins of 20.7% in the first six months of 2010 were up from the $20.6 million and 13.9% recorded in 2009 due to higher volume and cost reduction initiatives. In the Dispensing Equipment Segment, operating income of $16.4 million and operating margins of 21.9% in the first six months of 2010 were up from the $13.5 million and 17.2% recorded in 2009, due to cost reduction initiatives and improved productivity. Operating income and operating margin in the Fire & Safety/Diversified Products Segment of $27.0 million and 21.2% were flat compared to the same period in 2009.

Other income of $0.5 million in 2010 was favorable compared with the $0.6 million loss in 2009, primarily due to favorable foreign currency translation.

Interest expense decreased to $7.0 million in 2010 from $9.3 million in 2009. The decrease was principally due to lower debt levels.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $37.1 million for the first six months of 2010 compared to the same period in 2009, which was $25.5 million. The effective tax rate decreased to 32.5% for the first six months of 2010 compared to 33.6% in the same period of 2009 due to the mix of global pre-tax income among jurisdictions.

Net income for the current period of $77.0 million increased from the $50.5 million earned in the first six months of 2009. Diluted earnings per share in the first six months of 2010 of $0.94 increased $0.32, or 52%, compared with the first six months of 2009.

Liquidity and Capital Resources

At June 30, 2010, working capital was $339.9 million and our current ratio was 2.4 to 1. Cash flows from operating activities increased $22.8 million, or 31%, to $95.7 million in the first six months of 2010 mainly due to increased volume.

Cash flows provided by operations were more than adequate to fund capital expenditures of $17.5 million and $11.0 million in the first six months of 2010 and 2009, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

The Company acquired Seals in April 2010 for cash consideration of $51.3 million and the assumption of approximately $2.7 million in debt related items. The cash payment was financed by borrowings under the Company’s credit facility.

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving Credit Facility, which expires on December 21, 2011. At June 30, 2010 there was $275.6 million outstanding under the Credit Facility and outstanding letters of credit totaled approximately $7.1 million. The net available borrowing under the Credit Facility as of June 30, 2010, was approximately $317.3 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at June 30, 2010, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

At June 30, 2010 the Company has one interest rate exchange agreement related to the Credit Facility. The interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The fixed rate noted above consists of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 40 basis points on the Credit Facility.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”), with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At June 30, 2010, there was $90.0 million outstanding under the Term Loan with $7.5 million included within short term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires a repayment of $7.5 million in April 2011, with the remaining balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility. At June 30, 2010 the Company has an interest rate exchange agreement related to the Term Loan that expires December 2011. With a current notional amount of $90.0 million, the agreement effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate consists of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

On April 15, 2010, the Company entered into a forward setting interest rate contract with a notional amount of $300.0 million and an effective date of December 8, 2010 whereby the Company will pay fixed interest and will receive floating rate interest based on LIBOR on the effective date of December 8, 2010. This instrument was entered into in anticipation of the expected issuance of $300.0 million of new debt during the fourth quarter of 2010 and was designed to lock in the current market interest rate as of April 15, 2010.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Notes due June 9, 2015 (“Senior Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future. The Senior Notes bear interest at a rate of 2.58% per annum and will mature on June 9, 2015. The Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the Senior Notes; provided that such portion is greater than 5% of the aggregate principal amount of the Senior Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the Senior Notes affected thereby may declare all the Senior Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the Senior Notes may declare all the Senior Notes to be due and payable immediately. The Company used a portion of the proceeds from the private placement to pay down existing debt outstanding under the Euro denominated Credit Facility, with the remainder being used for ongoing business activities.

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

The Company’s interest rate exposure is primarily related to the $470.4 million of total debt outstanding at June 30, 2010. The majority of the debt is priced at interest rates that float with the market. In order to mitigate this interest exposure, the Company entered into interest rate exchange agreements that effectively converted $340.0 million of our floating-rate debt outstanding at June 30, 2010 to a fixed-rate. A 50-basis point movement in the interest rate on the remaining $130.4 million floating-rate debt would result in an approximate $0.7 million annualized increase or decrease in interest expense and cash flows.

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

During the first six months of 2010, the Company implemented a new ERP system at one of our larger business units. The Company believes that effective internal control over financial reporting was maintained during and after this conversion.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
			Part of Publicly	be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs(1)

April 1, 2010 to April 30, 2010	—	—	—	$75,000,020
May 1, 2010 to May 31, 2010	—	—	—	$75,000,020
June 1, 2010 to June 30, 2010	—	—	—	$75,000,020

Total	—	—	—	$75,000,020

(1)	On April 21, 2008, IDEX’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares either in the open market or through private transactions.

Item 5.	Other Information.

There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board.

Item 6.	Exhibits.

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

August 5, 2010

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