Form 10-Q
period 2010-09-30
IDEX CORP /DE/
filed 2010-11-04
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Number of shares of common stock of IDEX Corporation outstanding as of October 30, 2010: 81,885,485 (net of treasury shares).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$206,054	$73,526
Receivables, less allowance for doubtful accounts of $6,498 at September 30, 2010 and $6,160 at December 31, 2009	210,188	183,178
Inventories — net	191,698	159,463
Other current assets	53,019	35,545

Total current assets	660,959	451,712
Property, plant and equipment — net	187,021	178,283
Goodwill	1,208,756	1,180,445
Intangible assets — net	281,978	281,354
Other noncurrent assets	7,747	6,363

Total assets	$2,346,461	$2,098,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$94,299	$73,020
Accrued expenses	163,119	98,730
Short-term borrowings	11,070	8,346
Dividends payable	12,366	9,586

Total current liabilities	280,854	189,682
Long-term borrowings	480,559	391,754
Deferred income taxes	158,536	148,806
Other noncurrent liabilities	90,754	99,811

Total liabilities	1,010,703	830,053

Commitment and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 84,263,419 shares at September 30, 2010 and 83,510,320 shares at December 31, 2009	843	835
Additional paid-in capital	425,769	401,570
Retained earnings	975,702	896,977
Treasury stock at cost: 2,565,194 shares at September 30, 2010 and 2,540,052 at December 31, 2009	(57,449)	(56,706)
Accumulated other comprehensive income (loss)	(9,107)	25,428

Total shareholders’ equity	1,335,758	1,268,104

Total liabilities and shareholders’ equity	$2,346,461	$2,098,157

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$373,731	$323,249	$1,107,855	$986,317
Cost of sales	219,598	194,191	651,360	602,964

Gross profit	154,133	129,058	456,495	383,353
Selling, general and administrative expenses	88,170	79,789	266,961	242,687
Restructuring expenses	3,524	2,752	6,422	8,253

Operating income	62,439	46,517	183,112	132,413
Other income (expense) — net	(1,101)	1,382	(608)	806
Interest expense	4,162	3,951	11,195	13,212

Income before income taxes	57,176	43,948	171,309	120,007
Provision for income taxes	18,612	14,171	55,722	39,703

Net income	$38,564	$29,777	$115,587	$80,304

Basic earnings per common share	$0.47	$0.37	$1.42	$1.00

Diluted earnings per common share	$0.47	$0.37	$1.40	$0.99

Share data:
Basic weighted average common shares outstanding	80,517	79,740	80,322	79,642
Diluted weighted average common shares outstanding	81,938	80,879	81,749	80,535

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
				Net
				Actuarial
				Losses
				and Prior
				Service
				Costs on
				Pensions
				and Other	Cumulative
	Common Stock			Post-	Unrealized Losses
	and Additional		Cumulative	Retirement	on Derivatives		Total
	Paid-In	Retained	Translation	Benefit	Designated as Cash	Treasury	Shareholders’
	Capital	Earnings	Adjustment	Plans	Flow Hedges	Stock	Equity

Balance, December 31, 2009	$402,405	$896,977	$59,399	$(27,258)	$(6,713)	$(56,706)	$1,268,104

Net income	—	115,587	—	—	—	—	115,587
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	(12,187)	—	—	—	(12,187)
Amortization of post retirement obligations	—	—	—	728	—	—	728
Net change on derivatives designated as cash flow hedges	—	—	—	—	(23,076)	—	(23,076)

Other comprehensive loss	—	—	—	—	—	—	(34,535)

Comprehensive income	—	—	—	—	—	—	81,052

Issuance of 795,589 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans, net of tax benefit	11,349	—	—	—	—	—	11,349
Unvested shares surrendered for tax withholding	—	—	—	—	—	(743)	(743)
Share-based compensation	12,858	—	—	—	—	—	12,858
Cash dividends declared — $.45 per common share	—	(36,862)	—	—	—	—	(36,862)

Balance, September 30, 2010	$426,612	$975,702	$47,212	$(26,530)	$(29,789)	$(57,449)	$1,335,758

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months
	Ended
	September 30,
	2010	2009

Cash flows from operating activities
Net income	$115,587	$80,304
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of fixed assets	—	447
Depreciation and amortization	25,608	23,482
Amortization of intangible assets	19,280	18,411
Amortization of debt issuance expenses	371	232
Stock-based compensation expense	12,858	12,781
Deferred income taxes	1,210	4,302
Excess tax benefit from stock-based compensation	(3,271)	(1,523)
Changes in (net of the effect from acquisitions):
Receivables	(19,684)	20,100
Inventories	(27,664)	20,774
Trade accounts payable	14,698	(12,762)
Accrued expenses	22,004	(9,005)
Other — net	(3,651)	131

Net cash flows provided by operating activities	157,346	157,674
Cash flows from investing activities
Additions to property, plant and equipment	(26,006)	(18,346)
Acquisition of businesses, net of cash acquired	(68,330)	—
Proceeds from fixed assets disposals	—	3,582
Other — net	—	329

Net cash flows used in investing activities	(94,336)	(14,435)
Cash flows from financing activities
Borrowings under credit facilities for acquisitions	53,866	—
Borrowings under credit facilities	7,896	64,906
Proceeds from issuance of senior notes	96,762	—
Payments under credit facilities	(73,377)	(174,203)
Dividends paid	(34,082)	(28,969)
Proceeds from stock option exercises	8,725	3,692
Excess tax benefit from stock-based compensation	3,271	1,523
Other — net	(743)	(1,204)

Net cash flows provided by (used in) financing activities	62,318	(134,255)
Effect of exchange rate changes on cash and cash equivalents	7,200	4,092

Net increase in cash	132,528	13,076
Cash and cash equivalents at beginning of year	73,526	61,353

Cash and cash equivalents at end of period	$206,054	$74,429

Supplemental cash flow information
Cash paid for:
Interest	$10,118	$13,400
Income taxes	46,347	31,853
Significant non-cash activities:
Debt acquired with acquisition of business	722	—
Issuance of unvested shares	2,917	4,895

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

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

The Company has recorded restructuring costs as a result of cost reduction efforts and facility closings. Accruals have been recorded based on these costs and primarily consist of employee termination benefits. We record expenses for employee termination benefits based on the guidance of Accounting Standards Codification (“ASC”) 420, “Exit or Disposal Cost Obligations.” These expenses are included in Restructuring expenses in the Condensed Consolidated Statements of Operations while the related restructuring accruals are included in Accrued expenses in our Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2010, the Company recorded an additional $3.5 million and $6.4 million, respectively, of pre-tax restructuring expenses related to our 2009 restructuring initiative for employee severance related to employee reductions across various functional areas as well as facility closures resulting from the Company’s cost savings initiatives. In the three and nine months ended September 30, 2009, the Company recorded pre-tax restructuring expenses totaling $2.8 million and $8.3 million, respectively, related to this same initiative. The 2009 initiative has included severance benefits for over 600 employees. This initiative is expected to be completed by the end of 2010 with an expected additional total cost of approximately $1.0-$2.0 million during the remainder of 2010.

Pre-tax restructuring expenses, by segment, for the three months ended September 30, 2010 were as follows:

	Severance
	Costs	Exit Costs	Total
	(in thousands)

Fluid & Metering Technologies	$1,153	$—	$1,153
Health & Science Technologies	2,102	269	2,371
Dispensing Equipment	—	—	—
Fire & Safety/Diversified Products	—	—	—

Total restructuring costs	$3,255	$269	$3,524

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-tax restructuring expenses, by segment for the three months ended September 30, 2009, were as follows:

	Severance
	Costs	Exit Costs	Total
	(in thousands)

Fluid & Metering Technologies	$657	$—	$657
Health & Science Technologies	841	184	1,025
Dispensing Equipment	630	—	630
Fire & Safety/Diversified Products	24	—	24
Corporate/Other	202	214	416

Total restructuring costs	$2,354	$398	$2,752

Pre-tax restructuring expenses, by segment, for the nine months ended September 30, 2010 were as follows:

	Severance
	Costs	Exit Costs	Total
	(in thousands)

Fluid & Metering Technologies	$1,864	$202	$2,066
Health & Science Technologies	2,948	323	3,271
Dispensing Equipment	120	—	120
Fire & Safety/Diversified Products	477	—	477
Corporate/Other	396	92	488

Total restructuring costs	$5,805	$617	$6,422

Pre-tax restructuring expenses, by segment for the nine months ended September 30, 2009, were as follows:

	Severance
	Costs	Exit Costs	Total
	(in thousands)

Fluid & Metering Technologies	$2,552	$490	$3,042
Health & Science Technologies	2,123	596	2,719
Dispensing Equipment	347	860	1,207
Fire & Safety/Diversified Products	474	—	474
Corporate/Other	441	370	811

Total restructuring costs	$5,937	$2,316	$8,253

Restructuring accruals of $5.0 million and $6.9 million as of September 30, 2010 and December 31, 2009, respectively, are reflected in Accrued expenses in our Condensed Consolidated Balance Sheets as follows:

(In thousands)

Balance at January 1, 2010	$6,878
Restructuring costs	6,422
Payments/Utilization	(8,286)

Balance at September 30, 2010	$5,014

3.	Acquisitions

On April 15, 2010, the Company acquired Seals, Ltd (“Seals”), a leading provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries, including analytical instrumentation, semiconductor/solar and process technologies. Seals consists of the Polymer Engineering and Perlast divisions. Seals’ Polymer Engineering division focuses on sealing solutions for hazardous duty applications. The Perlast division produces highly engineered seals for analytical instrumentation, pharmaceutical, electronics,

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and food applications. Headquartered in Blackburn, England, Seals has annual revenues of approximately $32.0 million (£21 million). Seals operates as part of the Health and Science Technologies segment. The Company acquired Seals for an aggregate purchase price of $54.0 million, consisting of $51.3 million in cash and the assumption of approximately $2.7 million of debt related items. The cash payment was financed with borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $29.9 million and $17.1 million, respectively. The $29.9 million of goodwill is not deductible for tax purposes.

On July 21, 2010, the Company acquired OBL, S.r.l. (“OBL”), a leading provider of mechanical and hydraulic diaphragm pumps. OBL provides polymer blending systems and related accessories for a diverse range of global industries, including water, waste water, oil and gas, petro-chemical and power generation markets. Headquartered in Milan, Italy, with annual revenues of approximately $10.9 million (€8.5 million), OBL operates within IDEX’s Fluid and Metering Technologies segment as part of the Water and Waste Water Group. The Company acquired OBL for an aggregate purchase price of $15.4 million, of which $12.8 million in cash was paid as of September 30, 2010 and approximately $2.6 million in cash will be paid in the fourth quarter. Goodwill and intangible assets recognized as part of this transaction were $7.6 million and $4.1 million, respectively. The $7.6 million of goodwill is not deductible for tax purposes.

On September 17, 2010, the Company acquired Periflo, a leading provider of peristaltic pumps for the industrial and municipal water and wastewater markets. Periflo offers a complete family of peristaltic hose pumps for a wide variety of applications. Headquartered in Loveland, Ohio, with annual revenues of approximately $3.5 million, Periflo operates within IDEX’s Fluid and Metering Technologies segment as part of the Water and Waste Water Group. The Company acquired Periflo for an aggregate purchase price of $4.2 million, consisting entirely of cash. Goodwill and intangible assets recognized as part of this transaction were $2.3 million and $0.8 million, respectively. The $2.3 million of goodwill is deductible for tax purposes.

The purchase price for Seals, OBL and Periflo has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The purchase price allocation is preliminary and further refinements may be necessary pending certain asset and liability valuations.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)

Net sales
Fluid & Metering Technologies:
External customers	$176,685	$156,781	$523,753	$470,271
Intersegment sales	196	158	553	686

Total group sales	176,881	156,939	524,306	470,957

Health & Science Technologies:
External customers	103,745	75,365	288,868	219,305
Intersegment sales	574	773	3,459	4,837

Total group sales	104,319	76,138	292,327	224,142

Dispensing Equipment:
External customers	26,352	25,580	100,992	104,111
Intersegment sales	128	—	177	—

Total group sales	26,480	25,580	101,169	104,111

Fire & Safety/Diversified Products:
External customers	66,949	65,523	194,242	192,630
Intersegment sales	44	1	143	3

Total group sales	66,993	65,524	194,385	192,633

Intersegment elimination	(942)	(932)	(4,332)	(5,526)

Total net sales	$373,731	$323,249	$1,107,855	$986,317

Operating income (loss)
Fluid & Metering Technologies	$31,554	$25,755	$93,928	$70,731
Health & Science Technologies	21,661	14,287	60,649	34,703
Dispensing Equipment	2,711	(311)	19,062	13,112
Fire & Safety/Diversified Products	17,045	15,932	44,032	42,790
Corporate office and other	(10,532)	(9,146)	(34,559)	(28,923)

Total operating income	$62,439	$46,517	$183,112	$132,413

5.	Earnings Per Common Share

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

ASC 260 “Earnings Per Share”, (“ASC 260”) concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $0.3 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively. Net income attributable to common shareholders was reduced by $1.0 million and $0.6 million for the nine months ended September 30, 2010 and 2009, respectively.

Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three		Nine
	Months		Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
		(in thousands)

Basic weighted average common shares outstanding	80,517	79,740	80,322	79,642
Dilutive effect of stock options, unvested shares, and DCUs	1,421	1,139	1,427	893

Diluted weighted average common shares outstanding	81,938	80,879	81,749	80,535

Options to purchase approximately 2.9 million and 2.5 million shares of common stock as of September 30, 2010 and 2009, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

6.	Inventories

The components of inventories as of September 30, 2010 and December 31, 2009 were:

	September 30,	December 31,
	2010	2009
	(In thousands)

Raw materials and component parts	$130,034	$113,777
Work-in-process	25,260	20,669
Finished goods	54,677	43,626

Total	209,971	178,072
Less inventory reserves	18,273	18,609

Total inventories-net	$191,698	$159,463

Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010, by reportable segment, were as follows:

	Fluid &	Health &		Fire & Safety/
	Metering	Science	Dispensing	Diversified
	Technologies	Technologies	Equipment	Products	Total
	(In thousands)

Balance at December 31, 2009	$533,979	$392,379	$104,973	$149,114	$1,180,445
Foreign currency translation	(4,854)	172	(4,146)	(2,628)	(11,456)
Acquisitions	9,916	29,851	—	—	39,767

Balance at September 30, 2010	$539,041	$422,402	$100,827	$146,486	$1,208,756

ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31st, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 31, 2009. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the nine months ended September 30, 2010.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2010 and December 31, 2009:

	At September 30, 2010				At December 31, 2009
	Gross			Weighted	Gross
	Carrying	Accumulated		Average	Carrying	Accumulated
	Amount	Amortization	Net	Life	Amount	Amortization	Net

Amortizable intangible assets:
Patents	$9,844	$(4,883)	$4,961	11	$9,914	$(4,289)	$5,625
Trade names	66,349	(13,216)	53,133	15	63,589	(10,144)	53,445
Customer relationships	167,986	(44,347)	123,639	12	157,890	(32,422)	125,468
Non-compete agreements	4,543	(3,773)	770	4	4,268	(3,356)	912
Unpatented technology	42,532	(8,706)	33,826	14	36,047	(6,240)	29,807
Other	5,958	(2,409)	3,549	10	6,236	(2,239)	3,997

Total amortizable intangible assets	297,212	(77,334)	219,878		277,944	(58,690)	219,254
Banjo trade name	62,100	—	62,100		62,100	—	62,100

	$359,312	$(77,334)	$281,978		$340,044	$(58,690)	$281,354

The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses

The components of accrued expenses as of September 30, 2010 and December 31, 2009 were:

	September 30,	December 31,
	2010	2009
	(In thousands)

Payroll and related items	$49,079	$39,315
Management incentive compensation	16,767	12,157
Income taxes payable	10,310	3,757
Insurance	4,647	4,375
Warranty	4,233	4,383
Deferred revenue	4,102	4,480
Restructuring	5,014	6,878
Forward setting interest rate contract (see Note 11)	42,189	—
Other	26,778	23,385

Total accrued expenses	$163,119	$98,730

9.	Other Noncurrent Liabilities

The components of noncurrent liabilities as of September 30, 2010 and December 31, 2009 were:

	September 30,	December 31,
	2010	2009
	(In thousands)

Pension and retiree medical obligations	$69,633	$67,426
Interest rate exchange agreements	4,659	10,497
Deferred revenue	4,539	5,353
Other	11,923	16,535

Total other noncurrent liabilities	$90,754	$99,811

10.	Borrowings

Borrowings at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)

Credit Facility	$284,866	$298,732
Term Loan	90,000	95,000
Euro-denominated Senior Notes	110,241	—
Other borrowings	6,522	6,368

Total borrowings	491,629	400,100
Less current portion	11,070	8,346

Total long-term borrowings	$480,559	$391,754

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. In 2008, the Credit Facility was amended to allow the Company to designate certain foreign subsidiaries as designated borrowers. Upon approval from the lenders, the

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

designated borrowers were allowed to receive loans under the Credit Facility. A designated borrower sublimit was established as the lesser of the aggregate commitments or $100.0 million. As of the amendment date, Fluid Management Europe B.V., (FME) was approved by the lenders as a designated borrower. On March 16, 2010, IDEX UK Ltd. (“IDEX UK”) was also approved by the lenders as a designated borrower which allowed them to receive loans under the Credit Facility. FME had no borrowings under the Credit Facility as of September 30, 2010. IDEX UK’s borrowings under the Credit Facility at September 30, 2010 were £22.0 million ($34.9 million). As the IDEX UK’s borrowings under the Credit Facility are British Pound denominated and the cash flows that will be used to make payments of principal and interest are predominately denominated in British Pound, the Company does not anticipate any significant foreign exchange gains or losses in servicing this debt.

At September 30, 2010 there was $284.9 million outstanding under the Credit Facility. The net available borrowing under the Credit Facility as of September 30, 2010, was approximately $315.1 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s credit rating at September 30, 2010, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

At September 30, 2010 the Company had one interest rate exchange agreement related to the Credit Facility. The interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. This fixed rate consists of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 40 basis points on the Credit Facility.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”) with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At September 30, 2010, there was $90.0 million outstanding under the Term Loan with $7.5 million included within short term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires a repayment of $7.5 million in April 2011, with the remaining balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility.

At September 30, 2010 the Company had an interest rate exchange agreement related to the Term Loan that expires in December 2011. With a current notional amount of $90.0 million, the agreement effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate consists of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

On April 15, 2010, the Company entered into a forward setting interest rate contract with a notional amount of $300.0 million and an effective date of December 8, 2010 whereby the Company will pay fixed interest and will receive floating rate interest based on LIBOR on the effective date of December 8, 2010. This swap was entered into in anticipation of the expected issuance of at least $300.0 million of new debt during the fourth quarter of 2010 and was designed to lock in the current market interest rate as of April 15, 2010.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Notes due June 9, 2015 (“Senior Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future. The Senior Notes bear interest at a rate of 2.58% per annum and will mature on June 9, 2015. The Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of the Senior Notes; provided that such portion is greater than 5% of the aggregate principal amount of Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the Senior Notes affected thereby may declare all the Senior Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the Senior Notes may declare all the Senior Notes to be due and payable immediately. The Company used a portion of the proceeds from the private placement to pay down existing debt outstanding under the Euro denominated Credit Facility, with the remainder being available for ongoing business activities.

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

At September 30, 2010, the Company had three interest rate exchange agreements. The first interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The second interest rate exchange agreement, expiring in December 2011, with a current notional amount of $90.0 million, effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate consists of the fixed rate on the interest rate exchange agreements and the Company’s current margin of 40 basis points for the Credit Facility and 80 basis points on the Term Loan. The forward setting interest rate contract currently has a notional amount of $300.0 million and an effective date of December 8, 2010. The Company will pay fixed interest and will receive floating rate interest based on LIBOR on the effective date of December 8, 2010. This instrument was entered into in anticipation of the expected issuance of at least $300.0 million of new debt during the fourth quarter of 2010 and was designed to lock in the current market interest rate as of April 15, 2010.

Based on interest rates at September 30, 2010, approximately $7.8 million of the amount included in accumulated other comprehensive income in shareholders’ equity at September 30, 2010 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

At September 30, 2010, the Company had foreign currency exchange contracts with an aggregate notional amount of $4.0 million to manage its exposure to fluctuations in foreign currency exchange rates. The change in fair market value of these contracts for the nine months ended September 30, 2010 was immaterial.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the fair value amounts of derivative instruments held by the Company as of September 30, 2010 and December 31, 2009:

	Fair Value-Liabilities
	September 30,	December 31,
	2010	2009	Balance Sheet Caption
	(In thousands)

Forward setting interest rate contract	$42,189	$—	Accrued expenses
Interest rate exchange agreements	4,659	10,497	Other noncurrent liabilities
Foreign exchange contracts	133	—	Accounts receivable

The following table summarizes the net change recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts as of September 30, 2010 and 2009:

	Gain (Loss)
	Recognized in
	Other		(Expense)
	Comprehensive		and Gain
	Income		Reclassified into Income
	Three Months Ended September 30,				Income
	2010	2009	2010	2009	Statement Caption
	(In thousands)

Interest rate agreements	$(16,347)	$(751)	$(2,146)	$(2,148)	Interest expense
Foreign exchange contracts	93	112	36	346	Sales

	Gain (Loss)
	Recognized in		(Expense)
	Other		and Gain
	Comprehensive		Reclassified into
	Income		Income
	Nine Months Ended September 30,				Income
	2010	2009	2010	2009	Statement Caption
	(In thousands)

Interest rate agreements	$(43,102)	$(943)	$(6,751)	$(5,757)	Interest expense
Foreign exchange contracts	95	493	48	399	Sales

12.	Fair Value Measurements

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the basis used to measure the Company’s financial assets and liabilities at fair value on a recurring basis in the balance sheet at September 30, 2010 and December 31, 2009:

	Basis of Fair Value Measurements
	Balance at
	September 30, 2010	Level 1	Level 2	Level 3
	(In thousands)

Money market investment	$70,251	$70,251	—	—
Interest rate agreements	$46,848	—	$46,848	—
Foreign currency contracts	$133	—	$133	—

	Basis of Fair Value Measurements
	Balance at
	December 31, 2009	Level 1	Level 2	Level 3
	(In thousands)

Money market investment	$9,186	$9,186	—	—
Interest rate agreements	$10,497	—	$10,497	—

There were no transfers of assets or liabilities between Level 1 and Level 2 during the first nine months of 2010.

In determining the fair value of the Company’s interest rate exchange agreement derivatives, the Company uses a present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument and the credit default swap market to reflect the credit risk of either the Company or the counterparty.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At September 30, 2010, the fair value of our Credit Facility, Term Loan and Senior Notes, based on the current market rates for debt with similar credit risk and maturity, was approximately $478.8 million compared to the carrying value of $485.1 million.

13.	Common and Preferred Stock

At September 30, 2010 and December 31, 2009, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and 5 million shares of preferred stock with a par value of $.01 per share. No preferred stock was issued as of September 30, 2010 and December 31, 2009.

14.	Share-Based Compensation

During the nine months ending September 30, 2010, the Company granted approximately 0.9 million stock options and 0.3 million unvested shares, respectively. During the nine months ending September 30, 2009, the Company granted approximately 1.2 million stock options and 0.3 million unvested shares, respectively.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation cost for stock options is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
		(In thousands)

Cost of goods sold	$124	$220	$653	$758
Selling, general and administrative expenses	1,402	1,455	5,265	5,109

Total expense before income taxes	1,526	1,675	5,918	5,867
Income tax benefit	(474)	(531)	(1,887)	(1,889)

Total expense after income taxes	$1,052	$1,144	$4,031	$3,978

Total compensation cost for unvested shares is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
		(In thousands)

Cost of goods sold	$(42)	$63	$223	$187
Selling, general and administrative expenses	2,044	2,072	6,717	6,727

Total expense before income taxes	2,002	2,135	6,940	6,914
Income tax benefit	(398)	(384)	(1,448)	(1,167)

Total expense after income taxes	$1,604	$1,751	$5,492	$5,747

Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees and $0.1 million of compensation cost was capitalized as part of inventory.

As of September 30, 2010, there was $11.9 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years, and $12.3 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.0 years.

15.	Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended September 30,
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
		(In thousands)

Service cost	$311	$173	$388	$214
Interest cost	1,114	519	1,093	549
Expected return on plan assets	(1,081)	(80)	(876)	(205)
Net amortization	1,047	72	1,218	96

Net periodic benefit cost	$1,391	$684	$1,823	$654

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits
	Nine Months Ended September 30,
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
		(In thousands)

Service cost	$1,249	$357	$1,164	$609
Interest cost	3,393	1,071	3,281	1,562
Expected return on plan assets	(3,297)	(163)	(2,629)	(577)
Net amortization	3,301	148	3,654	273

Net periodic benefit cost	$4,646	$1,413	$5,470	$1,867

	Other Postretirement Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
		(In thousands)

Service cost	$130	$149	$390	$441
Interest cost	259	343	778	1,017
Net amortization	(87)	23	(262)	47

Net periodic benefit cost	$302	$515	$906	$1,505

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute approximately $4.7 million to these pension plans and $1.0 million to its other postretirement benefit plans in 2010. As of September 30, 2010, $3.3 million of contributions have been made to the pension plans and $0.7 million have been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $1.7 million in 2010 to fund these pension plans and other postretirement benefit plans.

In March of 2010 the United States enacted two new laws relating to healthcare. The enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 has resulted in comprehensive health care reform. The effect of this new legislation is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

16.	Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

17.	Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $18.6 million in the third quarter of 2010 from $14.2 million in the third quarter of 2009. The effective tax rate increased to 32.6% for the third quarter of 2010 compared to 32.2% in the third quarter of 2009 due to the mix of global pre-tax income among jurisdictions.

The provision for income taxes increased to $55.7 million in the first nine months of 2010 from $39.7 million in the same period of 2009. The effective tax rate decreased to 32.5% for the first nine months of 2010 compared to 33.1% in the same period of 2009 primarily due to the mix of global pre-tax income among jurisdictions.

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

18.	Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
		(In thousands)

Net income	$38,564	$29,777	$115,587	$80,304
Other comprehensive income:
Unrealized losses on derivatives, net of tax	(9,080)	(639)	(23,076)	(450)
Pension and other post-retirement plans, net of tax	(12)	4	728	1,702
Cumulative translation adjustment	38,678	11,224	(12,187)	23,558

Comprehensive income	$68,150	$40,366	$81,052	$105,114

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

19.	Subsequent Events

On November 1, 2010, the Company acquired The Fitzpatrick Company (“Fitzpatrick”) for cash consideration of approximately $21.0 million. Fitzpatrick is a global leader in the design and manufacture of process technologies for the pharmaceutical, food and personal care markets. Fitzpatrick designs and manufactures customized size reduction, roll compaction and drying systems to support their customers’ product development and manufacturing processes. Fitzpatrick will expand the capability of IDEX’s Quadro Engineering by adding coarse particle sizing, roll compaction and drying systems to Quadro’s fine particle processing. Headquartered in Elmhurst, Illinois, Fitzpatrick has annual revenues of approximately $22.0 million. Fitzpatrick will operate in the Chemical Food & Pharmaceutical Group within the Fluid and Metering Technologies segment.

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

The following is a discussion and analysis of our financial position and results of operations for the periods ended September 30, 2010 and 2009. For purposes of this discussion and analysis section, reference is made to the table below and the Company’s Condensed Consolidated Statements of Operations included in Item 1.

Performance in the Three Months Ended September 30, 2010 Compared with the Same Period of 2009

Sales in the three months ended September 30, 2010 were $373.7 million, a 16% increase from the comparable period last year. This increase reflects a 14% increase in organic sales and 4% from acquisition (Seals — April 2010 and OBL — July 2010), partially offset by 2% from unfavorable foreign currency translation. Sales to international customers represented approximately 50% of total sales in the current period compared to 48% in the same period in 2009.

For the third quarter of 2010, Fluid & Metering Technologies contributed 47 percent of sales and 43 percent of operating income; Health & Science Technologies accounted for 28 percent of sales and 30 percent of operating income; Dispensing Equipment accounted for 7 percent of sales and 4 percent of operating income; and Fire & Safety/Diversified Products represented 18 percent of sales and 23 percent of operating income.

Fluid & Metering Technologies sales of $176.9 million for the three months ended September 30, 2010 increased $19.9 million, or 13% compared with 2009, reflecting a 14% increase in organic growth, 1% from acquisition (OBL — July 2010) and 2% unfavorable foreign currency translation. The increase in organic growth was driven by strong global growth in chemical, food, pharma and water and waste water markets. In the third quarter of 2010, organic sales increased approximately 17% domestically and 11% internationally. Organic business sales to customers outside the U.S. were approximately 46% of total segment sales during the third quarter of 2010 and 41% in 2009.

Health & Science Technologies sales of $104.3 million increased $28.2 million, or 37% in the third quarter of 2010 compared with 2009. This reflects a 24% increase in organic growth and 14% from acquisition (Seals — April 2010), partially offset by 1% from unfavorable foreign currency translation. The increase in organic growth reflects market strength across all Health & Science Technologies products. In the third quarter of 2010, organic sales increased 20% domestically and 30% internationally. Organic business sales to customers outside the U.S. were approximately 43% of total segment sales in the third quarter of 2010, compared to 46% in 2009.

Dispensing Equipment sales of $26.5 million increased $0.9 million, or 4% in the third quarter of 2010 compared with 2009. This increase reflects 9% from organic sales, partially offset by 5% unfavorable foreign currency translation. The increase in organic growth is due to strength in Asia and parts of Eastern Europe, partially offset by market softness in North America and Western Europe. In the third quarter of 2010, organic sales increased 22% domestically and 5% internationally. Organic sales to customers outside the U.S. were approximately 74% of total segment sales in the third quarter of 2010, compared with 78% in the comparable quarter of 2009.

Fire & Safety/Diversified Products sales of $67.0 million increased $1.5 million, or 2% in the third quarter of 2010 compared with 2009. This change reflects a 6% increase in organic business volume, partially offset by 4% unfavorable foreign currency translation. The change in organic business reflects strength in rescue equipment and engineered band clamping systems, partially offset by weakness in fire suppression. In the third quarter of 2010, organic business sales decreased 1% domestically and increased 12% internationally. Organic sales to customers outside the U.S. were approximately 56% of total segment sales in the third quarter of 2010, compared to 55% in 2009.

	Three Months		Nine Months
	Ended September 30,(1)		Ended September 30,(1)
	2010	2009	2010	2009

Fluid & Metering Technologies
Net sales	$176,881	$156,939	$524,306	$470,957
Operating income(2)	31,554	25,755	93,928	70,731
Operating margin	17.8%	16.4%	17.9%	15.0%
Depreciation and amortization	$8,335	$8,061	$24,560	$24,396
Capital expenditures	3,359	3,810	13,030	9,682
Health & Science Technologies
Net sales	$104,319	$76,138	$292,327	$224,142
Operating income(2)	21,661	14,287	60,649	34,703
Operating margin	20.8%	18.8%	20.7%	15.5%
Depreciation and amortization	$4,640	$3,866	$12,519	$10,579
Capital expenditures	2,295	1,879	6,059	3,793
Dispensing Equipment
Net sales	$26,480	$25,580	$101,169	$104,111
Operating income (loss)(2)	2,711	(311)	19,062	13,112
Operating margin	10.2%	(1.2)%	18.8%	12.6%
Depreciation and amortization	$816	$670	$2,980	$2,340
Capital expenditures	245	292	887	850
Fire & Safety/Diversified Products
Net sales	$66,993	$65,524	$194,385	$192,633
Operating income(2)	17,045	15,932	44,032	42,790
Operating margin	25.4%	24.3%	22.7%	22.2%
Depreciation and amortization	$1,195	$1,287	$3,993	$3,815
Capital expenditures	786	853	2,662	2,569
Company
Net sales	$373,731	$323,249	$1,107,855	$986,317
Operating income(2)	62,439	46,517	183,112	132,413
Operating margin	16.7%	14.4%	16.5%	13.4%
Depreciation and amortization(3)	$15,235	$14,135	$44,888	$41,893
Capital expenditures	7,936	7,081	25,972	18,303

(1)	Data includes acquisitions of OBL (July 2010) in the Fluid & Metering Technologies Group and Seals (April 2010) in the Health & Science Technologies Group from the date of acquisition.

(2)	Segment operating income excludes unallocated corporate operating expenses.

(3)	Excludes amortization of debt issuance expenses.

Gross profit of $154.1 million in the third quarter of 2010 increased $25.1 million, or 19% from 2009. Gross profit as a percent of sales was 41.2% in the third quarter of 2010 and 39.9% in 2009. The increase in gross margin primarily reflects higher sales volume and change in product mix.

Selling, general and administrative (“SG&A”) expenses increased to $88.2 million in the third quarter of 2010 from $79.8 million in 2009. The $8.4 million increase reflects approximately $4.9 million for volume related expenses and $3.5 million for incremental costs associated with the acquisitions of Seals in April 2010 and OBL in July 2010. As a percent of sales, SG&A expenses were 23.6% for 2010 and 24.7% for 2009.

During the three months ended September 30, 2010, the Company recorded pre-tax restructuring expenses totaling $3.5 million, while $2.8 million was recorded for the same period in 2009. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives.

Operating income of $62.4 million and operating margins of 16.7% in the third quarter of 2010 were up from the $46.5 million and 14.4% recorded in 2009, primarily reflecting an increase in volume and cost reductions due to our restructuring initiatives. In the Fluid & Metering Technologies Segment, operating income of $31.6 million and operating margins of 17.8% in the third quarter of 2010 were up from the $25.8 million and 16.4% recorded in 2009, principally due to higher sales and cost reduction initiatives. In the Health & Science Technologies Segment, operating income of $21.7 million and operating margins of 20.8% in the third quarter of 2010 were up from the $14.3 million and 18.8% recorded in 2009 due to higher volume and cost reduction initiatives. In the Dispensing Equipment Segment, operating income of $2.7 million and operating margins of 10.2% in the third quarter of 2010 were up from the $0.3 million of operating loss and (1.2)% recorded in 2009 due to volume, cost reduction initiatives and improved productivity. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $17.0 million and 25.4%, respectively, were higher than the $15.9 million and 24.3% recorded in 2009 due to higher sales and favorable mix.

Other expense of $1.1 million in 2010 was unfavorable compared with the $1.4 million gain in 2009, due to unfavorable foreign currency translation.

Interest expense increased slightly to $4.2 million in 2010 from $4.0 million in 2009.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $18.6 million in the third quarter of 2010 compared to the third quarter of 2009, which was $14.2 million. The effective tax rate increased to 32.6% for the third quarter of 2010 compared to 32.2% in the third quarter of 2009 due to the mix of global pre-tax income among jurisdictions.

Net income for the current quarter of $38.6 million increased from the $29.8 million earned in the third quarter of 2009. Diluted earnings per share in the third quarter of 2010 of $0.47 increased $0.10, or 28%, compared with the third quarter of 2009.

Performance in the Nine Months Ended September 30, 2010 Compared with the Same Period of 2009

Sales in the nine months ended September 30, 2010 were $1,107.9 million, a 12% increase from the comparable period last year. This increase reflects a 10% increase in organic sales and 2% from acquisition (Seals — April 2010 and OBL — July 2010). Sales to international customers represented approximately 48% of total sales in the current period compared to 46% in the same period in 2009.

For the first nine months of 2010, Fluid & Metering Technologies contributed 47 percent of sales and 43 percent of operating income; Health & Science Technologies accounted for 26 percent of sales and 28 percent of operating income; Dispensing Equipment accounted for 9 percent of sales and 9 percent of operating income; and Fire & Safety/Diversified Products represented 18 percent of sales and 20 percent of operating income.

Fluid & Metering Technologies sales of $524.3 million for the nine months ended September 30, 2010 increased $53.3 million, or 11% compared with 2009, reflecting an 11% increase in organic growth. The increase in organic growth was driven by strong global growth across chemical, food, pharma and water and waste water markets. In the first nine months of 2010, organic sales increased approximately 13% domestically and 10% internationally. Organic business sales to customers outside the U.S. were approximately 45% of total segment sales during the first nine months of 2010 and 40% in 2009.

Health & Science Technologies sales of $292.3 million increased $68.2 million, or 30% in the first nine months of 2010 compared with 2009. This reflects a 22% increase in organic growth and 8% from acquisition (Seals — April 2010). The increase in organic growth reflects market strength across all Health & Science Technologies products. In the first nine months of 2010, organic sales increased 18% domestically and 30% internationally. Organic business sales to customers outside the U.S. were approximately 41% of total segment sales in the first nine months of 2010, compared to 40% in 2009.

Dispensing Equipment sales of $101.2 million decreased $2.9 million, or 3% in the first nine months of 2010 compared with 2009. This reflects a 2% decrease in organic growth and 1% unfavorable foreign currency translation. The decrease in organic growth is due to market softness in North America. In the first nine months of 2010, organic sales decreased 13% domestically and increased 5% internationally. Organic sales to customers outside the U.S. were approximately 66% of total segment sales in the first nine months of 2010, compared with 64% in the comparable period of 2009.

Fire & Safety/Diversified Products sales of $194.4 million increased $1.8 million, or 1% in the first nine months of 2010 compared with 2009. This reflects a 2% increase in organic growth, partially offset by 1% unfavorable foreign currency translation. The change in organic business reflects strength in engineered band clamping systems, partially offset by weakness in fire suppression. In the first nine months of 2010, organic business sales decreased 5% domestically and increased 8% internationally. Organic sales to customers outside the U.S. were approximately 55% of total segment sales in the first nine months of both 2010 and 2009.

Gross profit of $456.5 million in the first nine months of 2010 increased $73.1 million, or 19% from 2009. Gross profit as a percent of sales was 41.2% in the first nine months of 2010 and 38.9% in 2009. The increase in gross margin primarily reflects higher sales volume and change in product mix.

SG&A expenses increased to $267.0 million in the first nine months of 2010 from $242.7 million in 2009. The $24.3 million increase reflects approximately $18.8 million for volume related expenses and $5.5 million for incremental costs associated with the acquisitions of Seals in April 2010 and OBL in July 2010. As a percent of sales, SG&A expenses were 24.1% for 2010 and 24.6% for 2009.

During the nine months ended September 30, 2010, the Company recorded pre-tax restructuring expenses totaling $6.4 million, while $8.3 million was recorded for the same period in 2009. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives.

Operating income of $183.1 million and operating margins of 16.5% in the first nine months of 2010 were up from the $132.4 million and 13.4% recorded in 2009, primarily reflecting an increase in volume and cost reductions due to our restructuring initiatives. In the Fluid & Metering Technologies Segment, operating income of $93.9 million and operating margins of 17.9% in the first nine months of 2010 were up from the $70.7 million and 15.0% recorded in 2009 principally due to higher sales and cost reduction initiatives. In the Health & Science Technologies Segment, operating income of $60.6 million and operating margins of 20.7% in the first nine months of 2010 were up from the $34.7 million and 15.5% recorded in 2009 due to higher volume and cost reduction initiatives. In the Dispensing Equipment Segment, operating income of $19.1 million and operating margins of 18.8% in the first nine months of 2010 were up from the $13.1 million and 12.6% recorded in 2009, due to cost reduction initiatives and improved productivity. Operating income and operating margin in the Fire & Safety/Diversified Products Segment of $44.0 million and 22.7% were up from the $42.8 million and 22.2% recorded in 2009 due to higher sales and favorable mix.

Other expense of $0.6 million in 2010 was unfavorable compared with the $0.8 million gain in 2009, primarily due to unfavorable foreign currency translation.

Interest expense decreased to $11.2 million in 2010 from $13.2 million in 2009. The decrease was principally due to lower debt levels and a lower interest rate environment.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $55.7 million for the first nine months of 2010 compared to the same period in 2009, which was $39.7 million. The effective tax rate decreased to 32.5% for the first nine months of 2010 compared to 33.1% in the same period of 2009 due to the mix of global pre-tax income among jurisdictions.

Net income for the current period of $115.6 million increased from the $80.3 million earned in the first nine months of 2009. Diluted earnings per share in the first nine months of 2010 of $1.40 increased $0.41, or 41%, compared with the first nine months of 2009.

Liquidity and Capital Resources

At September 30, 2010, working capital was $380.1 million and our current ratio was 2.4 to 1. Cash flows from operating activities of $157.3 million were flat compared to the same period in 2009.

Cash flows provided by operations were more than adequate to fund capital expenditures of $26.0 million and $18.3 million in the first nine months of 2010 and 2009, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

The Company acquired Seals in April 2010 for cash consideration of $51.3 million and the assumption of approximately $2.7 million in debt related items, OBL in July 2010 for cash consideration of $12.8 million and approximately $2.6 in cash to be paid in the fourth quarter and Periflo in September 2010 for cash consideration of $4.2 million. The cash payment for Seals was financed by borrowings under the Company’s credit facility.

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving Credit Facility, which expires on December 21, 2011. At September 30, 2010 there was $284.9 million outstanding under the Credit Facility. The net available borrowing under the Credit Facility as of September 30, 2010, was approximately $315.1 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s credit rating at September 30, 2010, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

At September 30, 2010 the Company has one interest rate exchange agreement related to the Credit Facility. The interest rate exchange agreement, expiring in January 2011, effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%. The fixed rate noted above consists of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 40 basis points on the Credit Facility.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”), with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At September 30, 2010, there was $90.0 million outstanding under the Term Loan with $7.5 million included within short term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires a repayment of $7.5 million in April 2011, with the remaining balance due on December 21, 2011. The Company used the proceeds from the Term Loan to pay down existing debt outstanding under the Credit Facility. At September 30, 2010 the Company has an interest rate exchange agreement related to the Term Loan that expires in December 2011. With a current notional amount of $90.0 million, the agreement effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate consists of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

On April 15, 2010, the Company entered into a forward setting interest rate contract with a notional amount of $300.0 million and an effective date of December 8, 2010 whereby the Company will pay fixed interest and will receive floating rate interest based on LIBOR on the effective date of December 8, 2010. This instrument was entered into in anticipation of the expected issuance of at least $300.0 million of new debt during the fourth quarter of 2010 and was designed to lock in the current market interest rate as of April 15, 2010.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Notes due June 9, 2015 (“Senior Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future. The Senior Notes bear interest at a rate of 2.58% per annum and will mature on June 9, 2015. The Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the Senior Notes; provided that such portion is greater than 5% of the aggregate principal amount of the Senior Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the Senior Notes affected thereby may declare all the Senior Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the Senior Notes may declare all the Senior Notes to be due and payable immediately. The Company used a portion of the proceeds from the private placement to pay down existing debt outstanding under the Euro denominated Credit Facility, with the remainder being available for ongoing business activities.

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

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. We may, from time to time, enter into foreign currency forward contracts and interest rate swaps on our debt when we believe there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, we do not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. The Company’s exposure related to derivative instruments primarily relates to the forward setting interest rate contract, a 25-basis point movement in the ten year U.S. treasury yield would result in an approximate $7.0 million change in the value of the forward setting interest rate contract.

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

The Company’s interest rate exposure is primarily related to the $491.6 million of total debt outstanding at September 30, 2010. Approximately 8% of the debt is priced at interest rates that float with the market. A 50-basis point movement in the interest rate on the floating rate debt would result in an approximate $0.2 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2010 that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the first nine months of 2010, the Company implemented a new ERP system at one of our larger business units. The Company believes that effective internal control over financial reporting was maintained during and after this conversion.

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

No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

The Company is also party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
			Part of Publicly	be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs(1)

July 1, 2010 to July 31, 2010	—	—	—	$75,000,020
August 1, 2010 to August 31, 2010	—	—	—	$75,000,020
September 1, 2010 to September 30, 2010	—	—	—	$75,000,020

Total	—	—	—	$75,000,020

(1)	On April 21, 2008, IDEX’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares either in the open market or through private transactions.

Item 5.	Other Information.

There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board.

Item 6.	Exhibits.

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

/s/  Michael J. Yates
Michael J. Yates
Vice President and Chief Accounting Officer
(duly authorized principal accounting officer)

November 3, 2010

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on April 21, 1988)
3	.1(a)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235)
3	.1(b)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1(b) to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)
3.2		Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on July 17, 1989)
3	.2(a)	Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on February 12, 1990)
4.1		Restated Certificate of Incorporation and By-Laws of IDEX Corporation (filed as Exhibits No. 3.1 through 3.2(a))
4.2		Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)
4.3		Credit Agreement, dated as of December 21, 2006, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K dated December 22, 2006, Commission File No. 1-10235)
4	.3(a)	Amendment No. 2 to Credit Agreement, dated as of September 29, 2008, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 4.3(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 1-10235)
4.4		Term Loan Agreement, dated April 18, 2008, among IDEX Corporation, Bank of America N.A. as Agent, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K dated April 18, 2008, Commission File No. 1-10235)
4.5		Master Note Purchase agreement, dated as of June 9, 2010, between IDEX Corporation, J.P. Morgan Securities, Inc. and Wells Fargo Securities as agents, relating to the 2.58% of Senior Notes of IDEX due June 9, 2015 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K dated June 14, 2010, Commission File No. 1-10235)
*31	.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
*31	.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
*32	.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
*32	.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Filed herewith