Form 10-K
period 2010-12-31
IDEX CORP /DE/
filed 2011-02-25
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock (based on the June 30, 2010 closing price of $28.57) held by non-affiliates of IDEX Corporation was $2,292,832,953.

The number of shares outstanding of IDEX Corporation’s common stock, par value $.01 per share (the “Common Stock”), as of February 17, 2011 was 82,441,446 (net of treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2010 Annual Report to stockholders of IDEX Corporation (“the 2010 Annual Report”) are incorporated by reference in Part II of this Form 10-K and portions of the Proxy Statement of IDEX Corporation (the “2011 Proxy Statement”) with respect to the 2011 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

IDEX has four reportable business segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment, and Fire & Safety/Diversified Products. Reporting units in the Fluid & Metering Technologies segment include Banjo, Energy, Chemical, Food & Pharmaceuticals (“CFP”) and Water & Waste Water (“Water”). Reporting units in the Health & Science Technologies segment include IDEX Health & Science (“IH&S”), Semrock, Precision Polymer Engineering (“PPE”), previously referred to as Seals, Ltd, Gast and Micropump. The Dispensing Equipment segment is a reporting unit. Reporting units in the Fire & Safety/Diversified Products segment include Fire Suppression, Rescue Tools and Band-It.

IDEX believes that each of its reporting units is a leader in its product and service areas. The Company also believes that its strong financial performance has been attributable to its ability to design and engineer specialized quality products, coupled with its ability to identify and successfully consummate and integrate strategic acquisitions.

FLUID & METERING TECHNOLOGIES SEGMENT

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the water and wastewater industries. Fluid & Metering Technologies application-specific pump and metering solutions serve a diverse range of end markets, including industrial infrastructure (fossil fuels, refined & alternative fuels, and water & wastewater), chemical processing, agricultural, food & beverage, pulp & paper, transportation, plastics & resins, electronics & electrical, construction & mining, pharmaceutical & bio-pharmaceutical, machinery and numerous other specialty niche markets. Fluid & Metering Technologies accounted for 48% of IDEX’s sales and 44% of IDEX’s operating income in 2010, with approximately 47% of its sales to customers outside the U.S.

Banjo.  Banjo is a provider of special purpose, severe-duty pumps, valves, fittings and systems used in liquid handling. Banjo is based in Crawfordsville, Indiana and its products are used in agricultural and industrial applications. Approximately 11% of Banjo’s 2010 sales were to customers outside the U.S.

Energy.  Energy includes the Company’s Corken, Faure Herman, Liquid Controls, S.A.M.P.I. and Toptech businesses. Energy is a leading supplier of flow meters, electronic registration and control products, rotary vane and turbine pumps, reciprocating piston compressors, and terminal automation control systems. Headquartered in Lake Bluff, Illinois (Liquid Controls and Sponsler products), Energy has additional facilities in Longwood, Florida and Zwijndrech, Belgium (Toptech products); Oklahoma City, Oklahoma (Corken products); La Ferté Bernard, France and Houston, Texas (Faure Herman products); Vadodara, Gujarat, India (Liquid Controls products); and Altopascio, Italy (S.A.M.P.I. products). Applications for Liquid Controls and S.A.M.P.I. positive displacement flow meters, electronic, registration and control products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Corken products consist of positive-displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Toptech supplies terminal automation hardware and software to control and manage inventories, as well as transactional data and invoicing, to customers in the oil, gas and refined-fuels markets. Faure Herman is a leading supplier of ultrasonic and helical turbine flow meters used in the custody transfer and control of high value fluids and gases. Approximately 55% of Energy’s 2010 sales were to customers outside the U.S.

Chemical, Food & Pharmaceuticals.  CFP includes the Company’s Quadro, Richter, Viking and Warren Rupp businesses. CFP is a leading producer of air-operated and motor-driven double-diaphragm pumps and replacement parts; a leading provider of premium quality lined pumps, valves and control equipment for the chemical, fine chemical and pharmaceutical industries and a leading provider of particle control solutions for the pharmaceutical and bio-pharmaceutical markets. Quadro’s products (which also include Fitzpatrick, Inc. (“Fitzpatrick”) and Wright Flow products) consist of rotary lobe pumps, stainless-steel centrifugal and positive displacement pumps, pump replacement parts and customized size reduction, roll compaction and drying systems for the beverage, food processing, pharmaceutical, cosmetics and other industries that require sanitary processing, as well as products for fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing. Richter’s corrosion resistant fluoroplastic lined products offer superior solutions for demanding applications in the process industry. Viking’s products consist of external gear pumps, strainers and reducers, and related controls used for transferring and metering thin and viscous liquids sold under the Viking® brand and air-operated double-diaphragm pumps sold under the Blagdon® brand. Markets served by Viking products include chemical, petroleum, pulp & paper, plastics, paints, inks, tanker trucks, compressor, construction, food & beverage, personal care, pharmaceutical and biotech. Warren Rupp products (which also include Pumper Parts and Versa-Matic products) are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. Markets served by Warren Rupp products include chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance.CFP maintains operations in Muskego, Wisconsin; Elmhurst, Illinois; Waterloo, Ontario, Canada; and Eastbourne, East Sussex, England (Quadro); Kampen, Germany; Nanjing, China, and Coimbatore, India (Richter); Cedar Falls, Iowa (Richter, Quadro and Viking); and Mansfield, Ohio (Warren Rupp);. CFP uses primarily independent distributors to sell and market its products. Approximately 53% of CFP’s 2010 sales were to customers outside the U.S.

Water & Waste Water.  Water includes the Company’s ADS, IETG, iPEK, Knight and Pulsafeeder businesses. Water is a leading provider of metering technology and flow monitoring products and underground surveillance services for water & wastewater markets, as well as a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering; and a provider of metering pumps, special-purpose rotary pumps, peristaltic pumps, fully integrated pump and metering systems, custom chemical-feed systems, electronic controls and dispensing equipment. ADS’s products and services provide comprehensive integrated solutions that enable industry, municipalities and government agencies to analyze and measure the capacity, quality and integrity of wastewater collection systems, including the maintenance and construction of such systems. IETG’s products and services enable water companies to effectively manage their water distribution and sewerage networks, while its surveillance service specializes in underground asset detection and mapping for utilities and other private companies. iPEK supplies remote controlled systems used for infrastructure inspection. Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Pulsafeeder products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition, as well as peristaltic pumps. Its markets include water and wastewater treatment, oil & gas, power generation, pulp & paper, chemical and hydrocarbon processing, and swimming pools. Water maintains operations in Huntsville, Alabama; Sydney, New South Wales, Australia; Melbourne, Victoria, Australia; and Auckland, New Zealand (ADS); Leeds, England (IETG); Hirschegg, Austria; and Sulzberg, Germany (iPEK); Lake Forest, California; Mississauga, Ontario, Canada; Eastbourne, East Sussex, England;,Unanderra, New South Wales, Australia, and Ciudad Juarez, Chihuahua, Mexico (Maquila Arrangement) (Knight); Rochester, New York; Punta Gorda, Florida; Loveland, Ohio; and Milan, Italy (Pulsafeeder). Approximately 41% of Water’s 2010 sales were to customers outside the U.S.

HEALTH & SCIENCE TECHNOLOGIES SEGMENT

The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, and precision gear and peristaltic pump technologies that meet exacting OEM specifications. The segment accounted for 26% of IDEX’s sales and 28% of operating income in 2010, with approximately 45% of its sales to customers outside the U.S.

IDEX Health & Science.  IH&S consists of the Eastern Plastics, Innovadyne, Isolation Technologies, Rheodyne, Ismatec, Sapphire Engineering, Systec and Upchurch Scientific businesses and has facilities in Rohnert Park, California (Innovadyne, Rheodyne and Systec products); Bristol, Connecticut (Eastern Plastics products); Glattbrugg, Switzerland and Wertheim-Mondfeld, Germany (Ismatec products); Middleboro, Massachusetts (Isolation Technologies and Sapphire Engineering products); and Oak Harbor, Washington (Upchurch Scientific and Ismatec products). Rheodyne and Systec products include injectors, valves, fittings and accessories for the analytical instrumentation market. Rheodyne and Systec products are used by manufacturers of high pressure liquid chromatography equipment servicing the pharmaceutical, biotech, life science, food & beverage, and chemical markets. Ismatec is a manufacturer of peristaltic metering pumps, analytical process controllers, and sample preparation systems. Sapphire Engineering and Upchurch Scientific products include fluidic components and systems for the analytical, biotech and diagnostic instrumentation markets, such as fittings, precision-dispensing pumps and valves, tubing and integrated tubing assemblies, filter sensors and other micro-fluidic and nano-fluidic components. Markets for Sapphire Engineering and Upchurch Scientific products include pharmaceutical, drug discovery, chemical, biochemical processing, genomics/proteomics research, environmental labs, food/agriculture, medical lab, personal care, and plastics/polymer/rubber production. Eastern Plastics products, which consist of high- precision integrated fluidics and associated engineered plastics solutions, are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. Isolation Technologies products include advanced column hardware and accessories for the high performance liquid chromatography (“HPLC”) market. HPLC instruments are used in a variety of analytical chemistry applications, with primary commercial applications including drug discovery and quality control measurements for pharmaceutical and food/beverage testing. Approximately 44% of IH&S’s 2010 sales were to customers outside the U.S.

Semrock.  Semrock is a provider of optical filters for biotech and analytical instrumentation in the life sciences markets. Semrock’s optical filters are produced using state-of-the-art manufacturing processes which enable it to offer its customers significant improvements in instrument performance and reliability. Semrock is located in Rochester, New York. Approximately 39% of Semrock’s 2010 sales were to customers outside the U.S.

Precision Polymer Engineering (PPE).  PPE, which was acquired in April 2010 and is located in Blackburn, England, is a provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries and applications, including hazardous duty, analytical instrumentation, semiconductor/solar, process technologies, pharmaceutical, electronics, and food applications. Approximately 83% of PPE’s 2010 sales were to customers outside the U.S.

Gast.  Gast includes the Company’s Gast and Jun-Air businesses. The Gast business is a leading manufacturer of air-moving products, including air motors, low-range and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure. Markets served by Gast products include medical equipment, environmental equipment, computers & electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts, and industrial manufacturing. Based in Benton Harbor, Michigan, Gast also has a facility in Redditch, England. Jun-Air is a provider of low-decibel, ultra-quiet vacuum compressors suitable for medical, dental and laboratory applications. Jun-Air has locations in Norresundby, Denmark and Lyon, France; and Dankeryd, The Netherlands. Approximately 29% of Gast’s 2010 sales were to customers outside the U.S.

Micropump.  Micropump includes the Company’s Micropump and Trebor businesses. Micropump, headquartered in Vancouver, Washington, is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump products are used in low-flow abrasive and corrosive applications. Markets served by Micropump products include printing machinery, medical equipment, paints & inks, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp & paper, water treatment, textiles, peristaltic metering pumps, analytical process controllers and sample preparation systems. Located in Salt Lake City, Utah, the Trebor business is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Trebor products are used in manufacturing of semiconductors, disk drives and flat panel displays. Approximately 68% of Micropump’s 2010 sales were to customers outside the U.S.

DISPENSING EQUIPMENT SEGMENT

The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The segment accounted for 8% of IDEX’s sales and 7% of IDEX’s operating income in 2010, with approximately 67% of its sales to customers outside the U.S. Dispensing Equipment is a global supplier of precision-designed tinting, mixing, dispensing and measuring equipment for auto refinishing and architectural paints. Dispensing Equipment products are used in retail and commercial stores, hardware stores, home centers, department stores, automotive body shops as well as point-of-purchase dispensers. Dispensing Equipment is headquartered in Wheeling, Illinois, with additional operations in Sassenheim, The Netherlands; Unanderra, Australia; Gennevilliers, France; Milan, Italy; Torun, Poland; Barcelona, Spain; and Scarborough, Ontario, Canada.

FIRE & SAFETY/DIVERSIFIED PRODUCTS SEGMENT

The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications. The segment accounted for 18% of IDEX’s sales and 21% of IDEX’s operating income in 2010, with approximately 55% of its sales to customers outside the U.S.

Fire Suppression.  Fire Suppression includes the Company’s Class 1, Hale and Godiva businesses, which produce truck-mounted and portable fire pumps, stainless steel valves, foam and compressed air foam systems, pump modules and pump kits, electronic controls and information systems, conventional and networked electrical systems, and mechanical components for the fire, rescue and specialty vehicle markets. Fire Suppression’s customers are primarily OEMs. Fire Suppression is headquartered in Ocala, Florida (Class 1), with additional facilities located in Conshohocken, Pennsylvania (Hale); Neenah, Wisconsin (Class 1 and Hale); and Warwick, England (Godiva). Approximately 37% of Fire Suppression’s 2010 sales were to customers outside the U.S.

Rescue Tools.  Rescue Tools includes the Company’s Dinglee, Hurst, Lukas and Vetter businesses, which produce hydraulic, battery, gas and electric-operated rescue equipment, hydraulic re-railing equipment, hydraulic tools for industrial applications, recycling cutters, pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection and disaster control, and shoring equipment for vehicular or structural collapse. Markets served by Rescue Tools products include public and private fire and rescue organizations. Rescue Tools has facilities in Shelby, North Carolina (Hurst); Tianjin, China (Dinglee); Erlangen, Germany (Lukas); and Zulpich, Germany (Vetter). Approximately 79% of Rescue Tools’s 2010 sales were to customers outside the U.S.

Band-It.  Band-It is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The BAND-IT® brand is highly recognized worldwide. Band-It products are used for securing exhaust system heat and sound shields, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling, and numerous other industrial and commercial applications. Markets for Band-It products include transportation equipment, oil & gas, general industrial maintenance, electronics, electrical, communications, aerospace, utility, municipal and subsea marine. Band-It is based in Denver, Colorado, with additional operations in Staveley Near Chesterfield, Derbyshire, England, and Singapore. Approximately 42% of Band-It’s 2010 sales were to customers outside the U.S.

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

Principal competitors of the Health & Science Technologies Segment are the Thomas division of Gardner Denver, Inc. (with respect to vacuum pumps and compressors); Dionex Corporation (with respect to analytical instrumentation); Parker Hannifin (with respect to sealing devices); and Valco Instruments Co., Inc. (with respect to fluid injectors and valves).

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

Employees

At December 31, 2010, the Company had 5,966 employees. Approximately 8% were represented by labor unions with various contracts expiring through February 2012. Management believes that the Company’s relationship with their employees is good. The Company historically has been able to satisfactorily renegotiate its collective bargaining agreements, with its last work stoppage in March 1993.

Suppliers

The Company manufactures many of the parts and components used in its products. Substantially all materials, parts and components purchased by the Company are available from multiple sources.

Inventory and Backlog

The Company regularly and systematically adjusts production schedules and quantities based on the flow of incoming orders. Backlogs typically are limited to one to one and a half months of production. While total inventory levels also may be affected by changes in orders, the Company generally tries to maintain relatively stable inventory levels based on its assessment of the requirements of the various industries served.

Raw Materials

The Company uses a wide variety of raw materials which are generally available from a number of sources. As a result, shortages from any single supplier have not had, and are not likely to have a material impact on operations.

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

Segment Information

For segment financial information for the years 2010, 2009, and 2008, see the table titled “Company and Business Segment Financial Information” presented on page 18 in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of the Notes to Consolidated Financial Statements in Part II. Item 8. “Financial Statements and Supplementary Data”.

Executive Officers of the Registrant

The following table sets forth the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past 5 years.

		Years of
Name	Age	Service	Position

Lawrence D. Kingsley	48	6	Chairman of the Board and Chief Executive Officer
Dominic A. Romeo	51	7	Vice President and Chief Financial Officer
Kevin G. Hostetler	42	5	Vice President-Group Executive Fluid & Metering Technologies
John L. McMurray	60	18	Vice President-Corporate
Heath A. Mitts	40	5	Vice President-Corporate Finance
Harold Morgan	52	3	Vice President-Human Resources
Frank J. Notaro	47	13	Vice President-General Counsel and Secretary
Daniel J. Salliotte	44	6	Vice President-Strategy and Business Development
Andrew K. Silvernail	39	2	Vice President-Group Executive Health & Science Technologies, Global Dispensing and Fire & Safety/Diversified Products
Michael J. Yates	45	5	Vice President and Chief Accounting Officer

Mr. Kingsley has been Chairman of the Board since April 2006. He was appointed to the position of President and Chief Executive Officer in March 2005.

Mr. Romeo has been Vice President and Chief Financial Officer of the Company since January 2004. As previously announced in December 2010, Mr. Romeo is retiring in February 2011.

Mr. Hostetler has been Vice President-Group Executive Fluid & Metering Technologies since February 2010. Mr. Hostetler joined IDEX in July 2005 as President of the Energy Group and was appointed Vice President, Group Executive and President Energy and Water and IDEX Asia in December 2008.

Mr. McMurray has served as Vice President-Corporate since February 2010 with responsibilities for operational excellence, supply chain and environment and health and safety. Prior to that, Mr. McMurray was Vice President-Group Executive from August 2003. Mr. McMurray will be retiring in April 2011.

Mr. Mitts has been Vice President-Corporate Finance since September 2005. In December 2010, the Company announced that Mr. Mitts is succeeding Mr. Romeo as Chief Financial Officer in February 2011.

Mr. Morgan has been Vice President-Human Resources of the Company since June 2008. From February 2003 to June 2008, Mr. Morgan was Senior Vice President and Chief Administrative Officer for Bally Total Fitness Corporation.

Mr. Notaro has served as Vice President-General Counsel and Secretary since March 1998.

Mr. Salliotte has been Vice President-Strategy and Business Development since October 2004.

Mr. Silvernail has been Vice President-Group Executive Health & Science Technologies, Global Dispensing and Fire & Safety/Diversified Products since January 2011. From February 2010 to December 2010, Mr. Silvernail was Vice President-Group Executive Health & Sciences Technologies and Global Dispensing. Mr. Silvernail joined IDEX in January 2009 as Vice President-Group Executive Health & Science Technologies. Prior to joining IDEX, Mr. Silvernail served as Group President at Rexnord Industries from April 2005 to August 2008.

Mr. Yates has been Vice-President and Chief Accounting Officer since February 2010. Mr. Yates was hired as Vice President-Controller in October 2005.

The Company’s executive officers are elected at a meeting of the Board of Directors immediately following the annual meeting of stockholders, and they serve until the next annual meeting of the Board, or until their successors are duly elected.

Public Filings

Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge at www.idexcorp.com as soon as reasonably practicable after being filed electronically with the SEC. Our reports are also available free of charge on the SEC’s website, www.sec.gov. The information on the Company’s website is not incorporated into this Form 10-K.

Item 1A.	Risk Factors.

For an enterprise as diverse and complex as the Company, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of those operations and the financial results of these operations elsewhere in this report, the most significant factors affecting our operations include the following:

CHANGES IN U.S. OR INTERNATIONAL ECONOMIC CONDITIONS COULD ADVERSELY AFFECT THE PROFITABILITY OF ANY OF OUR BUSINESSES.

In 2010, 51% of the Company’s revenue was derived from domestic operations while 49% was derived from international operations. The Company’s largest markets include life sciences and medical technologies, fire and rescue, petroleum LPG, paint and coatings, chemical processing and water and wastewater treatment. A slowdown in the economy and in particular any of these specific end markets could directly affect the Company’s revenue stream and profitability.

POLITICAL CONDITIONS IN FOREIGN COUNTRIES IN WHICH WE OPERATE COULD ADVERSELY AFFECT OUR BUSINESS.

In 2010, approximately 49% of our total sales were to customers outside the U.S. We expect our international operations and export sales to continue to be significant for the foreseeable future. Both our sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. These risks include the following:

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

AN INABILITY TO CONTINUE TO DEVELOP NEW PRODUCTS CAN LIMIT THE COMPANY’S REVENUE AND PROFITABILITY.

The Company’s revenue grew organically by 12% in 2010, but was down 14% in 2009. Approximately 19% of our revenue was derived from new products developed over the past three years. Our ability to continue to grow organically is tied to our ability to continue to develop new products.

OUR GROWTH STRATEGY INCLUDES ACQUISITIONS AND WE MAY NOT BE ABLE TO MAKE ACQUISITIONS OF SUITABLE CANDIDATES OR INTEGRATE ACQUISITIONS SUCCESSFULLY.

Our historical growth has included, and our future growth is likely to continue to include acquisitions. We intend to continue to seek acquisition opportunities both to expand into new markets and to enhance our position in existing markets throughout the world. We cannot be assured, however, that we will be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain financing which may be needed to consummate those acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, we cannot assure you that any acquisition, once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to our operations and cash flow.

Acquisitions involve numerous risks, including the assumption of undisclosed or unindemnified liabilities, difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE. THIS COMPETITION COULD LIMIT THE VOLUME OF PRODUCTS THAT WE SELL AND REDUCE OUR OPERATING MARGINS.

Most of our products are sold in competitive markets. We believe that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, quality of post-sale support, timeliness of delivery, and effectiveness of our distribution channels. Maintaining and improving our competitive position will require continued investment by us in manufacturing, engineering, quality standards, marketing, customer service and support, and our distribution networks. We may not be successful in maintaining our competitive position. Our competitors may develop products that are superior to our products, or may develop methods of more efficiently and effectively providing products and services or may adapt more quickly than us to new technologies or evolving customer requirements. Pricing pressures also could cause us to adjust the prices of certain of our products to stay competitive. We may not be able to compete successfully with our existing competitors or with new competitors. Failure to continue competing successfully could adversely affect our business, financial condition, results of operations and cash flow.

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

SIGNIFICANT MOVEMENTS IN FOREIGN CURRENCY EXCHANGE RATES MAY HARM OUR FINANCIAL RESULTS.

We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Canadian Dollar, British Pound and Chinese Renminbi. Any significant change in the value of the currencies of the countries in which we do business against the U.S. Dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. For additional detail related to this risk, see Part II. Item 7A. “Quantitative and Qualitative Disclosure About Market Risk”.

AN UNFAVORABLE OUTCOME OF ANY OF OUR PENDING CONTINGENCIES OR LITIGATION COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

We currently are involved in certain legal and regulatory proceedings. Where it is reasonably possible to do so, we accrue estimates of the probable costs for the resolution of these matters. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. For additional detail related to this risk, see Item 3. “Legal Proceedings”.

OUR INTANGIBLE ASSETS ARE A SIGNIFICANT PORTION OF OUR TOTAL ASSETS AND A WRITE-OFF OF OUR INTANGIBLE ASSETS COULD ADVERSELY IMPACT OUR OPERATING RESULTS AND SIGNIFICANTLY REDUCE OUR NET WORTH.

Our total assets reflect substantial intangible assets, primarily goodwill and identifiable intangible assets. At December 31, 2010, goodwill and intangible assets totaled $1,207.0 million and $281.4 million, respectively. These goodwill and intangible assets result from our acquisitions, representing the excess of cost over the fair value of the tangible assets we have acquired. Annually, or when certain events occur that require a more current valuation, we assess whether there has been an impairment in the value of our goodwill or intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below forecast levels, we could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of the goodwill or intangible assets could have a material negative effect on our results of operations and total capitalization.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that remain unresolved.

Item 2.	Properties.

The Company’s principal plants and offices have an aggregate floor space area of approximately 4.0 million square feet, of which 2.5 million square feet (62%) is located in the U.S. and approximately 1.5 million square feet (38%) is located outside the U.S., primarily in Germany (8%), Italy (7%), the U.K. (6%), China (4%) and The Netherlands (2%). These facilities are considered to be suitable and adequate for their operations. Management believes we can meet the expected demand increase over the near term with our existing facilities, especially given our operational improvement initiatives that usually increase capacity. The Company’s executive office occupies 32,165 square feet of leased space in Lake Forest, Illinois.

Approximately 2.9 million square feet (73%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.9 million square feet (48%) of the principal plant and office floor area is held by business units in the Fluid & Metering Technologies Segment; 0.7 million square feet (18%) is held by business units in the Health & Science Technologies Segment; 0.5 million square feet (12%) is held by business units in the Dispensing Equipment Segment; and 0.8 million square feet (19%) is held by business units in the Fire & Safety/Diversified Products Segment.

Item 3.	Legal Proceedings.

The Company and nine of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them. Claims have been filed in jurisdictions throughout the United States. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flow.

The Company is also party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flow.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for the Company’s Common Stock is the New York Stock Exchange, but the Common Stock is also listed on the Chicago Stock Exchange. As of February 17, 2011, Common Stock was held by approximately 7,000 shareholders and there were 82,441,446 shares of Common Stock outstanding, net of treasury shares.

The high and low sales prices of the Common Stock per share and the dividends paid per share during the last two years is as follows:

	2010			2009
			Dividends			Dividends
	High	Low	Per Share	High	Low	Per Share

First Quarter	$33.66	$28.09	$0.12	$26.24	$16.67	$0.12
Second Quarter	35.54	28.49	0.15	26.18	19.67	0.12
Third Quarter	36.24	27.54	0.15	29.71	22.16	0.12
Fourth Quarter	40.29	35.08	0.15	32.85	26.08	0.12

Our payment of dividends in the future will be determined by our Board of Directors and will depend on business conditions, our earnings and other factors.

For information pertaining to securities authorized for issuance under equity compensation plans and the related weighted average exercise price, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

The following table provides information about the Company purchases of Common Stock during the quarter ended December 31, 2010:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs(1)

October 1, 2010 to October 31, 2010	—	—	—	$75,000,020
November 1, 2010 to November 30, 2010	—	—	—	$75,000,020
December 1, 2010 to December 31, 2010	—	—	—	$75,000,020

Total	—	—	—	$75,000,020

(1)	On April 21, 2008, the Board of Directors authorized the repurchase of up to $125.0 million of outstanding common shares either in the open market or through private transactions.

Performance Graph. The following table compares total shareholder returns over the last five years to the Standard & Poor’s (the “S&P”) 500 Index, the S&P 600 Small Cap Industrial Machinery Index and the Russell 2000 Index assuming the value of the investment in our Common Stock and each index was $100 on December 31, 2005. Total return values for our Common Stock, the S&P 500 Index, S&P 600 Small Cap Industrial Machinery Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	12/05	12/06	12/07	12/08	12/09	12/10
IDEX Corporation	$100.00	$115.33	$131.86	$88.14	$113.69	$142.77
S&P 500 Index	100.00	113.62	117.63	72.36	89.33	100.75
S&P Industrial Machinery Index	100.00	119.40	132.46	87.79	102.71	136.65
Russell 2000 Index	100.00	117.00	113.79	74.19	92.90	116.40

Item 6.	Selected Financial Data.(1)

(dollars in thousands, except per share data)	2010	2009	2008	2007	2006

RESULTS OF OPERATIONS
Net sales	$1,513,073	$1,329,661	$1,489,471	$1,358,631	$1,154,940
Gross profit	618,483	522,386	597,433	566,161	474,172
Selling, general and administrative expenses	358,272	325,453	343,392	313,366	260,201
Goodwill impairment	—	—	30,090	—	—
Restructuring expenses	11,095	12,079	17,995	—	—
Operating income	249,116	184,854	205,956	252,795	213,971
Other income (expense) — net	(1,092)	1,151	5,123	3,434	1,040
Interest expense	16,150	17,178	18,852	23,353	16,353
Provision for income taxes	74,774	55,436	65,201	78,457	67,038
Income from continuing operations	157,100	113,391	127,026	154,419	131,620
Income/(loss) from discontinued operations-net of tax	—	—	—	(719)	12,949
Net income	157,100	113,391	127,026	153,700	144,569
FINANCIAL POSITION
Current assets	$692,758	$451,712	$480,688	$617,622	$400,724
Current liabilities	353,668	189,682	219,869	198,953	187,252
Working capital	339,090	262,030	260,819	418,669	213,472
Current ratio	2.0	2.4	2.2	3.1	2.1
Capital expenditures	32,769	25,525	28,358	26,496	21,198
Depreciation and amortization	58,108	56,346	48,599	38,038	29,956
Total assets	2,381,695	2,098,157	2,151,800	1,970,078	1,653,637
Total borrowings	527,895	400,100	554,000	454,731	361,980
Shareholders’ equity	1,375,660	1,268,104	1,144,783	1,143,207	962,088
PERFORMANCE MEASURES
Percent of net sales:
Gross profit	40.9%	39.3%	40.1%	41.7%	41.0%
SG&A expenses	23.7	24.5	23.1	23.1	22.5
Operating income	16.5	13.9	13.8	18.6	18.5
Income before income taxes	15.3	12.7	12.9	17.1	17.2
Income from continuing operations	10.4	8.5	8.5	11.4	11.4
Effective tax rate	32.2	32.8	33.9	33.7	33.7
Return on average assets(2)	7.0	5.3	6.2	8.5	9.1
Borrowings as a percent of capitalization	27.7	24.0	32.6	28.5	27.3
Return on average shareholders’ equity(2)	11.9	9.4	11.1	14.7	14.9
PER SHARE DATA(3)(4)
Basic
— income from continuing operations	$1.93	$1.41	$1.55	$1.90	$1.65
— net income	1.93	1.41	1.55	1.89	1.81
Diluted
— income from continuing operations	1.90	1.40	1.53	1.88	1.62
— net income	1.90	1.40	1.53	1.87	1.78
Cash dividends declared	.60	.48	.48	.48	.40
Shareholders’ equity	16.76	15.66	14.26	14.01	11.94
Stock price
— high	40.29	32.85	40.75	44.99	35.65
— low	27.54	16.67	17.70	30.41	26.00
— close	39.12	31.15	24.15	36.13	31.61
Price/earnings ratio at year end	21	22	16	19	20
Other Data
Employees at year end	5,966	5,300	5,813	5,009	4,863
Shareholders at year end	7,000	7,000	7,000	7,000	6,700
Shares outstanding (in 000s)(3):
Weighted average
— basic	80,466	79,716	81,123	80,666	79,527
— diluted	81,983	80,727	82,320	82,086	80,976
At year end (net of treasury)	82,070	80,970	80,302	81,579	80,546

(1)	For additional detail, see Notes to Consolidated Financial Statements in Part II. Item 8. “Financial Statements and Supplementary Data”.

(2)	Return calculated based on income from continuing operations.

(3)	All share and per share data has been restated to reflect the three-for-two stock splits effected in the form of a 50% stock dividend in May 2007.

(4)	Adjusted to reflect the accounting guidance provided in Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Under the Private Securities Litigation Reform Act

This management’s discussion and analysis, including, without limitations the section entitled “Historical Overview and Outlook” and other portions of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “management believes,” “the Company believes,” “we believe,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries — all of which could have a material impact on our order rates and results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and we undertake no obligation to publicly update them to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for water and wastewater. The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, and precision gear and peristaltic pump technologies that meet exacting OEM specifications. The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

Some of our key 2010 financial highlights are as follows:

•	Sales of $1.51 billion rose 14%; organic sales — excluding acquisitions and foreign currency translation — were up 12%.

•	Gross margins improved 160 basis points to 40.9% of sales

•	Operating margins at 16.5% increased 260 basis points compared to 2009.

•	Net income increased 39% to $157.1 million.

•	Diluted EPS of $1.90 increased 50 cents compared to 2009.

For 2011, the Company is expected to grow organically in the mid to high single digits with acquisition-related growth projected at approximately 4 percent for transactions completed in 2010 and two acquisitions to be completed in the first quarter of 2011. Based on the Company’s current outlook, for the full year 2011, we are forecasting fully diluted EPS of $2.23 to $2.33.

Results of Operations

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2010. For purposes of this discussion and analysis section, reference is made to the table on page 16 and the Consolidated Statements of Operations in Part II. Item 8. “Financial Statements and Supplementary Data” on page 26.

Performance in 2010 Compared with 2009

Sales in 2010 of $1,513.1 million were 14% higher than the $1,329.7 million recorded a year ago. This increase reflects a 12% increase in organic sales and 3% from four acquisitions (PPE — April 2010, OBL — July 2010, Periflo — September 2010 and Fitzpatrick — November 2010), partially offset by 1% unfavorable foreign currency translation. Organic sales increased in Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products segments, but were flat in the Dispensing Equipment segment. Domestic organic sales were up 9% versus the prior year, while international organic sales increased 15% in 2010. Organic sales to customers outside the U.S. represented 49% of total sales in 2010 and 46% in 2009.

In 2010, Fluid & Metering Technologies contributed 48% of sales and 44% of operating income; Health & Science Technologies accounted for 26% of sales and 28% of operating income; Dispensing Equipment accounted for 8% of sales and 7% of operating income; and Fire & Safety/Diversified Products represented 18% of sales and 21% of operating income.

Fluid & Metering Technologies sales of $729.9 million in 2010 increased $88.8 million, or 14%, compared with 2009. This reflects a 13% increase in organic sales and 2% for acquisitions (OBL, Periflo and Fitzpatrick), partially offset by 1% unfavorable foreign currency translation. The increase in organic growth was driven by strong global growth across energy, chemical, food & pharma and water & wastewater markets. In 2010, organic sales increased approximately 13% domestically and 14% internationally. Organic sales to customers outside the U.S. were approximately 46% of total segment sales in 2010 and 41% in 2009.

Health & Science Technologies sales of $397.2 million increased $92.9 million, or 31%, in 2010 compared with last year. This change reflects a 21% increase in organic growth and a 10% increase from the acquisition of PPE. The increase in organic sales reflects market strength across all Health & Science Technologies products. In 2010, organic sales increased 14% domestically and 32% internationally. Organic sales to customers outside the U.S. were approximately 43% of total segment sales in 2010 and 40% in 2009.

Dispensing Equipment sales of $125.3 million decreased $2.0 million, or 2%, in 2010 compared with the prior year. This change reflects 2% unfavorable foreign currency translation, while organic growth was flat in 2010 compared to 2009. The Dispensing Equipment Segment experienced strength in Asia and parts of Eastern Europe, offset by softness in North America and Western Europe. Organic domestic sales decreased 9% compared with 2009, while organic international sales increased 5%. Organic sales to customers outside the U.S. were 67% of total segment sales in 2010 and 66% in 2009.

Fire & Safety/Diversified Products sales of $265.5 million increased $2.7 million, or 1%, in 2010 compared with 2009. Organic sales activity increased 2%, while foreign currency translation accounted for a 1% decrease. The increase in organic business growth was driven by higher demand for engineered band clamping systems, partially offset by weakness in fire suppression. In 2010, organic sales decreased 3% domestically and increased 7%

internationally. Organic sales to customers outside the U.S. were 56% of total segment sales in 2010 and 55% in 2009.

Gross profit of $618.5 million in 2010 was $96.1 million, or 18%, higher than 2009. As a percent of sales, gross profit was 40.9% in 2010, which represented a 160 basis-point increase from 39.3% in 2009. The increase in gross margin primarily reflects higher sales volume, cost reductions due to our restructuring initiatives and change in product mix.

Selling, general and administrative (“SG&A”) expenses increased to $358.3 million in 2010 from $325.5 million in 2009. The $32.8 million increase reflects approximately $22.0 million for volume related expenses and $10.8 million for incremental costs associated with the acquisitions of PPE in April 2010, OBL in July 2010, Periflo in September 2010 and Fitzpatrick in November 2010. As a percent of net sales, SG&A expenses were 23.7% for 2010 and 24.5% in 2009.

In 2010, the Company recorded pre-tax restructuring expenses totaling $11.1 million, while $12.1 million was recorded in 2009. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives. These initiatives included severance benefits for 215 employees in 2010 and 478 in 2009. The Company has completed these employee reductions in 2010 and expects severance payments to be fully paid by the end of 2011 using cash from operations.

Operating income increased $64.3 million, or 35%, to $249.1 million in 2010 from $184.9 million in 2009. This increase primarily reflects an increase in volume, changes in product mix and cost reductions due to our restructuring initiatives. Operating margins in 2010 were 16.5% of sales compared with 13.9% recorded in 2009.

In the Fluid & Metering Technologies Segment, operating income of $131.9 million and operating margins of 18.1% in 2010 were up from the $100.3 million and 15.6% recorded in 2009, principally due to higher sales and cost reduction initiatives. In the Health & Science Technologies Segment, operating income of $82.3 million and operating margins of 20.7% in 2010 were up from the $51.7 million and 17.0% recorded in 2009 due to higher volume and cost reduction initiatives. In the Dispensing Equipment Segment, operating income of $19.5 million and operating margins of 15.6% in 2010 were up from the $15.1 million and 11.9% recorded in 2009 due to cost reduction initiatives and improved productivity. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $62.8 million and 23.7%, respectively, were higher than the $59.9 million and 22.8% recorded in 2009, due to higher volume and favorable mix.

Other expense was $1.1 million in 2010 compared with a $1.2 million gain in 2009, due to unfavorable foreign currency translation.

Interest expense decreased to $16.2 million in 2010 from $17.2 million in 2009. The decrease was principally due to lower debt levels and a lower interest rate environment.

The provision for income taxes increased to $74.8 million in 2010 from $55.4 million in 2009. The effective tax rate decreased to 32.2% in 2010 from 32.8% in 2009, due to changes in the mix of global pre-tax income among taxing jurisdictions.

Net income for 2010 was $157.1 million, 39% higher than the $113.4 million earned in 2009. Diluted earnings per share in 2010 of $1.90 increased $0.50, or 36%, compared with last year.

Company and Business Segment Financial Information

	For the Years Ended December 31,(1)
	2010	2009	2008
	(In thousands)

Fluid & Metering Technologies
Net sales(2)	$729,945	$641,108	$697,702
Operating income(3)	131,944	100,289	123,801
Operating margin(3)	18.1%	15.6%	17.7%
Identifiable assets	$1,111,085	$1,043,082	$1,070,348
Depreciation and amortization	33,134	32,584	26,276
Capital expenditures	17,308	12,867	13,859
Health & Science Technologies
Net sales(2)	$397,198	$304,329	$331,591
Operating income(3)	82,332	51,712	58,297
Operating margin(3)	20.7%	17.0%	17.6%
Identifiable assets	$648,400	$567,096	$594,459
Depreciation and amortization	16,012	14,293	11,806
Capital expenditures	7,516	6,365	5,365
Dispensing Equipment
Net sales(2)	$125,320	$127,279	$163,861
Operating income (loss)(3)(4)	19,490	15,147	(10,748)
Operating margin(3)(4)	15.6%	11.9%	(6.6)%
Identifiable assets	$205,540	$164,979	$179,800
Depreciation and amortization	3,753	3,124	3,986
Capital expenditures	1,129	864	2,528
Fire & Safety/Diversified Products
Net sales(2)	$265,501	$262,809	$300,462
Operating income(3)	62,844	59,884	74,310
Operating margin(3)	23.7%	22.8%	24.7%
Identifiable assets	$278,567	$285,893	$286,482
Depreciation and amortization	4,885	5,328	5,288
Capital expenditures	3,513	3,686	4,743
Total IDEX
Net sales	$1,513,073	$1,329,661	$1,489,471
Operating income	249,116	184,854	205,956
Operating margin	16.5%	13.9%	13.8%
Total assets	$2,381,695	$2,098,157	$2,151,800
Depreciation and amortization(5)	58,108	56,346	48,599
Capital expenditures	32,769	25,525	28,358

(1)	Data includes acquisition of Fitzpatrick (November 2010), Periflo (September 2010), OBL (July 2010), IETG (October 2008), iPEK (October 2008), Richter (October 2008) and ADS (January 2008) in the Fluid & Metering Technologies Segment and PPE (April 2010), Innovadyne (November 2008) and Semrock (October 2008) in the Health & Science Technologies Segment from the date of acquisition.

(2)	Segment net sales include intersegment sales.

(3)	Segment operating income excludes unallocated corporate operating expenses.

(4)	Segment operating income includes $30.1 million goodwill impairment charge in 2008 for Fluid Management.

(5)	Excludes amortization of debt issuance expenses.

Performance in 2009 Compared with 2008

Sales in 2009 of $1,329.7 million were 11% lower than the $1,489.5 million recorded in 2008. This decrease reflects a 14% decrease in organic sales and 2% unfavorable foreign currency translation, partially offset by a 5% increase from five acquisitions (Richter — October 2008, iPEK — October 2008, IETG — October 2008, Semrock — October 2008 and Innovadyne — November 2008). Organic sales decreased in all four of the Company’s reportable segments. Domestic organic sales were down 13% versus the prior year, while international organic sales were down 15% in 2009. Sales to customers outside the U.S. represented 47% of total sales in both 2009 and 2008.

In 2009, Fluid & Metering Technologies contributed 48% of sales and 44% of operating income; Health & Science Technologies accounted for 23% of both sales and operating income; Dispensing Equipment accounted for 9% of sales and 7% of operating income; and Fire & Safety/Diversified Products represented 20% of sales and 26% of operating income.

Fluid & Metering Technologies sales of $641.1 million in 2009 decreased $56.6 million, or 8%, compared with 2008. This reflects a 16% decline in organic sales and 1% of unfavorable foreign currency translation, partially offset by a 9% increase for acquisitions (Richter, iPEK and IETG). The decrease in organic growth was driven by weakness in chemical, energy, water and wastewater markets. In 2009, organic sales declined approximately 16% both domestically and internationally. Organic sales to customers outside the U.S. were approximately 41% of total segment sales in 2009 and 43% in 2008.

Health & Science Technologies sales of $304.3 million decreased $27.3 million, or 8%, in 2009 compared with 2008. This change represents a 12% decrease in organic volume and 1% unfavorable foreign currency translation, partially offset by a 5% increase from the acquisitions of Semrock and Innovadyne. The decrease in organic sales reflected market softness across the Health & Science Technologies businesses. In 2009, organic sales decreased 13% domestically and 10% internationally. Organic sales to customers outside the U.S. were approximately 40% of total segment sales in 2009 and 38% in 2008.

Dispensing Equipment sales of $127.3 million decreased $36.6 million, or 22%, in 2009 compared with the prior year. Organic sales decreased 18%, while foreign currency translation accounted for 4% of the decrease. The decrease in organic growth was due to continued deterioration in capital spending in the European and North American markets. Organic domestic sales increased 8% compared with 2008, while organic international sales decreased 27%. Organic sales to customers outside the U.S. were 66% of total segment sales in 2009, down from 73% in 2008.

Fire & Safety/Diversified Products sales of $262.8 million decreased $37.7 million, or 13%, in 2009 compared with 2008. Organic sales activity decreased 9%, while foreign currency translation accounted for 4% of the decrease. The decrease in organic business growth was driven by lower demand for engineered band clamping systems and lower levels of municipal spending. In 2009, organic sales decreased 12% domestically and 7% internationally. Organic sales to customers outside the U.S. were 55% of total segment sales in 2009 and 53% in 2008.

Gross profit of $522.4 million in 2009 was $75.0 million, or 13%, lower than 2008. As a percent of sales, gross profit was 39.3% in 2009, which represented an 80 basis-point decrease from 40.1% in 2008. The decrease in gross margin primarily reflects lower volume and product mix.

SG&A expenses decreased to $325.5 million in 2009 from $343.4 million in 2008. The $17.9 million decrease reflects approximately $40.7 million for restructuring related savings and volume related expenses, partially offset by a $22.8 million increase for incremental costs associated with recently acquired businesses. As a percent of net sales, SG&A expenses were 24.5% for 2009 and 23.1% in 2008.

In 2008, the Company recorded a goodwill impairment charge of $30.1 million. The Company concluded in accordance with ASC 350 that events had occurred and circumstances had changed which required the Company to perform an interim period goodwill impairment test at Fluid Management, a reporting unit in 2008 within the Company’s Dispensing Equipment Segment. Fluid Management had experienced a downturn in capital spending by its customer base and a loss of market share. The Company performed an impairment test and compared the fair value of the reporting unit to its carrying value. It was determined that the fair value of Fluid Management was less than the carrying value of the net assets. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s analysis resulted in an implied fair value of goodwill of $21.2 million.

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

In the Fluid & Metering Technologies Segment, operating income of $100.3 million and operating margins of 15.6% in 2009 were down from the $123.8 million and 17.7% recorded in 2008 principally due to lower sales. In the Health & Science Technologies Segment, operating income of $51.7 million and operating margins of 17.0% in 2009 were down from the $58.3 million and 17.6% recorded in 2008 due to lower volume. In the Dispensing Equipment Segment, operating income of $15.1 million and operating margins of 11.9% in 2009 were up from the $10.7 million of operating loss recorded in 2008, due to a goodwill impairment charge in 2008, partially offset by continued deterioration in the North American and European markets. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $59.9 million and 22.8%, respectively, were lower than the $74.3 million and 24.7% recorded in 2008, due primarily to lower volume and unfavorable product mix.

Other income of $1.2 million in 2009 was $3.9 million lower than the $5.1 million in 2008, due to unfavorable foreign currency translation and lower interest income.

Interest expense decreased to $17.2 million in 2009 from $18.9 million in 2008. The decrease was due to a lower interest rate environment, the replacement of $150.0 million of debt with a lower interest rate borrowing in February 2008 and the conversion of $350.0 million floating-rate debt into fixed-rates.

The provision for income taxes decreased to $55.4 million in 2009 from $65.2 million in 2008. The effective tax rate decreased to 32.8% in 2009 from 33.9% in 2008, due to changes in the mix of global pre-tax income among taxing jurisdictions.

Net income for 2009 was $113.4 million, 11% lower than the $127.0 million in 2008. Diluted earnings per share in 2009 of $1.40 decreased $0.13, or 8%, compared with 2008.

Liquidity and Capital Resources

At December 31, 2010, working capital was $339.1 million and the Company’s current ratio was 2.0 to 1. Cash flows from operating activities decreased $28.1 million, or 13%, to $184.5 million in 2010, primarily due to the settlement of the forward starting interest rate contract entered into during 2010 in connection with the $300.0 million 4.5% Senior Notes issued in December 2010.

Cash flows from operations were more than adequate to fund capital expenditures of $32.8 million and $25.5 million in 2010 and 2009, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

The Company acquired PPE in April 2010 for cash consideration of $51.3 million and the assumption of approximately $2.7 million in debt related items, OBL in July 2010 for cash consideration of $15.4 million, Periflo in September 2010 for cash consideration of $4.3 million and Fitzpatrick in November 2010 for cash consideration of $20.3 million and the assumption of approximately $0.4 million in debt related items. The cash payment for PPE was financed with borrowings under the Company’s credit facility, while the other acquisitions were paid with cash from operations.

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. At December 31, 2010, there was $27.8 million outstanding under the Credit Facility. The net available borrowing under the Credit Facility as of December 31, 2010, was approximately $572.2 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s credit rating at December 31, 2010, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”), with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At December 31, 2010, there was $90.0 million outstanding under the Term Loan included within short term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires a repayment of $7.5 million in April 2011, with the remaining balance due on December 21, 2011. The Company currently maintains an interest rate exchange agreement related to the Term Loan which expires in December 2011. This interest rate exchange agreement has a current notional amount of $90.0 million, the agreement effectively converted the $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Euro Notes due June 9, 2015 (“2.58% Senior Euro Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future. The 2.58% Senior Euro Notes bear interest at a rate of 2.58% per annum and will mature on June 9, 2015. The 2.58% Senior Euro Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the 2.58% Senior Euro Notes; provided that such portion is greater than 5% of the aggregate principal amount of Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2.58% Senior Euro Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the 2.58% Senior Euro Notes affected thereby may declare all the 2.58% Senior Euro Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2.58% Senior Euro Notes may declare all the 2.58% Senior Euro Notes to be due and payable immediately. The Company used a portion of the proceeds from the private placement to pay down existing debt outstanding under the Credit Facility that had previously been denominated in Euros, with the remainder being available for ongoing business activities.

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% Notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of approximately $295.7 million, after deducting the $1.6 million issuance discount, the $1.9 million underwriting commission and estimated offering expenses of approximately $0.8 million, was used to repay $250.0 million of outstanding indebtedness under the Credit Facility. The balance of the net proceeds will be used for general corporate purposes. The 4.5% Senior Notes will bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears each June 15 and December 15, beginning June 15, 2011. The Company may redeem all or part of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture (“Indenture”) governing the

4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest if any.

On April 15, 2010, the Company entered into a forward starting interest rate contract with a notional amount of $300.0 million with a settlement date in December 2010. This contract was entered into in anticipation of the issuance of the $300.0 million 4.5% Senior Notes and was designed to lock in the market interest rate as of April 15, 2010. The Company settled this interest rate contract in December 2010, resulting in a $31.0 million payment. The $31.0 million will be amortized into interest expense over the 10 year term of the 4.5% Senior Notes yielding an effective interest rate of 5.8%.

There are two key financial covenants that the Company is required to maintain in connection with the Credit Facility, Term Loan, and 2.58% Senior Euro Notes. There are no financial covenants relating to the 4.5% Senior Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio (operating cash flow to interest) of 3.0 to 1 and a maximum leverage ratio (outstanding debt to operating cash flow) of 3.25 to 1. At December 31, 2010, the Company was in compliance with both of these financial covenants. The Company expects to be in compliance with both of these key financial covenants throughout 2011.

On April 21, 2008, the Company’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares. Repurchases under the new program will be funded with cash flow generation, and made from time to time in either the open market or through private transactions. The timing, volume, and nature of share repurchases will be at the discretion of management, dependent on market conditions, other priorities for cash investment, applicable securities laws, and other factors, and may be suspended or discontinued at any time. No shares were purchased in 2010 or 2009.

We expect our current cash and cash that will be generated from operations during 2011 will be sufficient to meet our operating cash requirements, planned capital expenditures, interest on all borrowings, required debt repayments, pension and postretirement funding requirements and annual dividend payments to holders of the Company’s stock during the next twelve months. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. Our current intention, if the available terms and conditions are acceptable, is to enter into a new revolving credit facility agreement during 2011 since the existing Credit Facility matures on December 21, 2011. As of December 31, 2010, $27.8 million is outstanding under the existing Credit Facility and $90.0 million is outstanding under the Term Loan and both are classified as short term borrowings on the Balance Sheet. We expect our cash and cash from operations to be adequate to repay these balances during 2011.

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

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2010, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional detail regarding these obligations is provided in the Notes to Consolidated Financial Statements in Part II. Item 8. “Financial Statements and Supplementary Data”, as referenced in the table:

		Less			More
		Than	1-3	3-5	Than
Payments Due by Period	Total	1 Year	Years	Years	5 Years
	(In thousands)

Borrowings(1)	$677,156	$139,347	$32,538	$138,333	$366,938
Interest rate exchange agreements	2,365	2,365	—	—	—
Operating lease commitments	35,321	9,679	12,668	6,057	6,917
Capital lease obligations(2)	3,808	793	981	718	1,316
Purchase obligations(3)	76,629	63,084	2,514	11,031	—
Pension and post-retirement obligations	96,100	8,600	17,600	19,500	50,400
Income tax obligations(4)	6,440	1,319	4,201	204	716

Total contractual obligations(5)	$897,819	$225,187	$70,502	$175,843	$426,287

(1)	Includes interest payments based on contractual terms and current interest rates for variable debt.

(2)	Consists primarily of property leases.

(3)	Consists primarily of inventory commitments.

(4)	Excludes interest and penalties.

(5)	Comprises liabilities recorded on the balance sheet of $492,878, and obligations not recorded on the balance sheet of $404,941.

Critical Accounting Policies

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Notes to Consolidated Financial Statements in Part II. Item 8. “Financial Statements and Supplementary Data”.

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

Share-based compensation — The Company accounts for stock-based employee compensation under the fair value recognition and measurement provisions of ASC Topic 718 “Compensation — Stock Compensation” and applies the Binomial lattice option-pricing model to determine the fair value of options. The Binomial lattice option-pricing model incorporates certain assumptions, such as the expected volatility, risk-free interest rate, expected dividend yield, expected forfeiture rate and expected life of options, in order to arrive at a fair value estimate. As a result, share-based compensation expense, as calculated and recorded under ASC 718 could have been impacted if other assumptions were used. Furthermore, if the Company used different assumptions in future periods, share-based compensation expense could be impacted in future periods. See Note 13 of the Notes to Consolidated Financial Statements in Part II. Item 8. “Financial Statements and Supplementary Data” for additional information.

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

The Company’s business acquisitions result in recording goodwill and other intangible assets, which affect the amount of amortization expense and possible impairment expense that the Company will incur in future periods. The Company follows the guidance prescribed in ASC 350, “Goodwill and Other Intangible Assets” to test goodwill and intangible assets for impairment. Annually, on October 31 or more frequently if triggering events occur, the Company compares the fair value of their reporting units to the carrying value of each reporting unit to determine if a goodwill impairment exists.

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

The key assumptions are updated each year for each reporting unit for the income and market methodology used to determine fair value. Various assumptions are utilized including forecasted operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, comparable transactions, market data and EBITDA multiples. The assumptions that have the most significant effect on the fair value calculation are the weighted average cost of capital, the EBITDA multiples and terminal growth rates. The 2010 and 2009 ranges for these three assumptions utilized by the Company are as follows:

Assumptions:	2010 Range	2009 Range

Weighted average cost of capital	12.1% to 13.9%	11.0% to 13.7%
EBITDA multiples	9.0x to 12.0x	9.0x to 11.0x
Terminal growth rates	3.0% to 3.5%	3.0% to 3.5%

The Company concluded that the fair value of each of its reporting units was substantially in excess of its carrying value as of October 31, 2010, and thus no goodwill impairment was identified.

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

Defined benefit retirement plans — The plan obligations and related assets of the defined benefit retirement plans are presented in Note 14 of the Notes to Consolidated Financial Statements in Part II. Item 8. “Financial Statements and Supplementary Data”. Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would use in pricing the assets. Plan obligations and the annual pension expense are determined by consulting with actuaries using a number of assumptions provided by the Company. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases, and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” This Update provides amendments to Subtopic 820-10 and related guidance within U.S. Generally Accepted Accounting Principles (“GAAP”) to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. The new disclosures and clarifications of existing disclosures were effective for the Company’s fiscal year 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for the Company’s fiscal year 2011. See Note 7 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for disclosures associated with the adoption of this standard that were effective in 2010.

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

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. We may, from time to time, enter into foreign currency forward contracts and interest rate exchange agreements on our debt when we believe there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate exchange agreements. Under the policy, we do not use financial or commodity derivative instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate exchange agreements on the Company’s outstanding long-term debt. The Company’s exposure related to derivative instruments is, in the aggregate, not material to its financial position, results of operations or cash flows.

The Company’s foreign currency exchange rate risk is limited principally to the Euro, Canadian Dollar, British Pound and Chinese Renminbi. We manage our foreign exchange risk principally through invoicing our customers in the same currency as the source of our products. The effect of transaction gains and losses is reported within “Other income (expense)-net” on the Consolidated Statements of Operations.

Item 8.	Financial Statements and Supplementary Data.

IDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
	(In thousands except share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$235,136	$73,526
Receivables — net	213,553	183,178
Inventories	196,546	159,463
Other current assets	47,523	35,545

Total current assets	692,758	451,712
Property, plant and equipment — net	188,562	178,283
Goodwill	1,207,001	1,180,445
Intangible assets — net	281,392	281,354
Other noncurrent assets	11,982	6,363

Total assets	$2,381,695	$2,098,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$104,055	$73,020
Accrued expenses	117,879	98,730
Short-term borrowings	119,445	8,346
Dividends payable	12,289	9,586

Total current liabilities	353,668	189,682
Long-term borrowings	408,450	391,754
Deferred income taxes	148,534	148,806
Other noncurrent liabilities	95,383	99,811

Total liabilities	1,006,035	830,053

Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: none	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value; Issued: 84,636,668 shares at December 31, 2010 and 83,510,320 shares at December 31, 2009	846	835
Additional paid-in capital	441,271	401,570
Retained earnings	1,005,040	896,977
Treasury stock at cost: 2,566,985 shares at December 31, 2010 and 2,540,052 shares at December 31, 2009	(58,788)	(56,706)
Accumulated other comprehensive income (loss)	(12,709)	25,428

Total shareholders’ equity	1,375,660	1,268,104

Total liabilities and shareholders’ equity	$2,381,695	$2,098,157

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands except per share amounts)

Net sales	$1,513,073	$1,329,661	$1,489,471
Cost of sales	894,590	807,275	892,038

Gross profit	618,483	522,386	597,433
Selling, general and administrative expenses	358,272	325,453	343,392
Goodwill impairment	—	—	30,090
Restructuring expenses	11,095	12,079	17,995

Operating income	249,116	184,854	205,956
Other income (expense) — net	(1,092)	1,151	5,123
Interest expense	16,150	17,178	18,852

Income before income taxes	231,874	168,827	192,227
Provision for income taxes	74,774	55,436	65,201

Net income	$157,100	$113,391	$127,026

Earnings per common share:
Basic earnings per common share	$1.93	$1.41	$1.55

Diluted earnings per common share	$1.90	$1.40	$1.53

Share data:
Basic weighted average common shares outstanding	80,466	79,716	81,123
Diluted weighted average common shares outstanding	81,983	80,727	82,320

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated Other Comprehensive
			Income (Loss)
				Net Actuarial
				Losses and	Cumulative
				Prior Service	Unrealized
				Costs on	Loss
				Pensions	on
				and Other	Derivatives
	Common			Post-	Designated
	Stock and		Cumulative	Retirement	as Cash		Total
	Additional	Retained	Translation	Benefit	Flow	Treasury	Shareholders’
	Paid-In Capital	Earnings	Adjustment	Plans	Hedges	Stock	Equity
	(In thousands except share and per share amounts)

Balance, December 31, 2007	$347,267	$734,743	$86,015	$(20,375)	$—	$(4,443)	$1,143,207

Net income	—	127,026	—	—	—	—	127,026
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	(45,863)	—	—	—	(45,863)
Net change in retirement obligations (net of tax benefit of $7.7 million)	—	—	—	(13,279)	—	—	(13,279)
Net change on derivatives designated as cash flow hedges (net of tax benefit of $3.7 million)	—	—	—	—	(6,642)	—	(6,642)

Other comprehensive income	—	—	—	—	—	—	(65,784)

Comprehensive income	—	—	—	—	—	—	61,242

Cumulative effect of change in measurement date of foreign plans under ASC 715	—	(351)	52	—	—	—	(299)
Issuance of 597,863 shares of common stock from exercise of stock options and deferred compensation plans	15,701	—	—	—	—	—	15,701
Share-based compensation	15,014	—	—	—	—	—	15,014
Repurchase of 2.3 million shares of common stock	—	—	—	—	—	(50,000)	(50,000)
Unvested shares surrendered for tax withholding	—	—	—	—	—	(950)	(950)
Cash dividends declared — $.48 per common share outstanding	—	(39,132)	—	—	—	—	(39,132)

Balance, December 31, 2008	$377,982	$822,286	$40,204	$(33,654)	$(6,642)	$(55,393)	$1,144,783

Net income	—	113,391	—	—	—	—	113,391
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	19,195	—	—	—	19,195
Net change in retirement obligations (net of tax expense of $3.5 million)	—	—	—	6,396	—	—	6,396
Net change on derivatives designated as cash flow hedges (net of tax benefit of $0.1 million)	—	—	—	—	(71)	—	(71)

Other comprehensive income	—	—	—	—	—	—	25,520

Comprehensive income	—	—	—	—	—	—	138,911

Issuance of 744,827 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans	8,713	—	—	—	—	—	8,713
Share-based compensation	15,710	—	—	—	—	—	15,710
Unvested shares surrendered for tax withholding	—	—	—	—	—	(1,313)	(1,313)
Cash dividends declared — $.48 per common share outstanding	—	(38,700)	—	—	—	—	(38,700)

Balance, December 31, 2009	$402,405	$896,977	$59,399	$(27,258)	$(6,713)	$(56,706)	$1,268,104

Net income	—	157,100	—	—	—	—	157,100
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	(21,097)	—	—	—	(21,097)
Net change in retirement obligations (net of tax benefit of $1.7 million)	—	—	—	(2,830)	—	—	(2,830)
Net change on derivatives designated as cash flow hedges (net of tax benefit of $11.9 million)	—	—	—	—	(14,210)	—	(14,210)

Other comprehensive loss	—	—	—	—	—	—	(38,137)

Comprehensive income	—	—	—	—	—	—	118,963

Issuance of 1,222,274 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans	22,354	—	—	—	—	—	22,354
Share-based compensation	17,358	—	—	—	—	—	17,358
Unvested shares surrendered for tax withholding	—	—	—	—	—	(2,082)	(2,082)
Cash dividends declared — $.60 per common share outstanding	—	(49,037)	—	—	—	—	(49,037)

Balance, December 31, 2010	$442,117	$1,005,040	$38,302	$(30,088)	$(20,923)	$(58,788)	$1,375,660

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net income	$157,100	$113,391	$127,026
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of fixed assets	12	447	—
Goodwill impairment	—	—	30,090
Depreciation and amortization	32,367	31,850	30,989
Amortization of intangible assets	25,741	24,496	17,610
Amortization of debt issuance expenses	547	308	288
Share-based compensation expense	17,358	15,710	15,014
Deferred income taxes	(7,336)	1,081	(10,817)
Excess tax benefit from share-based compensation	(3,457)	(2,762)	(3,134)
Forward starting interest rate contract	(30,970)	—	—
Changes in (net of the effect from acquisitions):
Receivables	(22,162)	26,069	19,667
Inventories	(26,651)	23,149	(4,389)
Trade accounts payable	21,432	(16,310)	(6,385)
Accrued expenses	17,941	(14,294)	1,215
Other — net	2,555	9,397	5,886

Net cash flows provided by operating activities	184,477	212,532	223,060
Cash flows from investing activities
Cash purchases of property, plant and equipment	(31,740)	(25,059)	(27,837)
Acquisition of businesses, net of cash acquired	(91,286)	—	(392,825)
Proceeds from fixed assets disposals	720	3,582	—
Changes in restricted cash	—	—	140,005
Other — net	—	1,860	—

Net cash flows used in investing activities	(122,306)	(19,617)	(280,657)
Cash flows from financing activities
Borrowings under credit facilities for acquisitions	53,866	—	180,665
Borrowings under credit facilities and term loan	7,685	70,114	483,044
Proceeds from issuance of 2.58% Senior Euro Notes	96,762	—	—
Payments under credit facilities and term loan	(331,632)	(225,604)	(413,207)
Proceeds from issuance of 4.5% Senior Notes	298,427	—	—
Payment of 6.875% Senior Notes	—	—	(150,000)
Debt issuance costs	(2,685)	—	—
Dividends paid	(46,334)	(38,637)	(39,398)
Proceeds from stock option exercises	18,057	7,694	10,421
Excess tax benefit from share-based compensation	3,457	2,762	3,134
Purchase of common stock	—	—	(50,000)
Other — net	(2,082)	(1,313)	(1,980)

Net cash flows provided by (used in) financing activities	95,521	(184,984)	22,679
Effect of exchange rate changes on cash and cash equivalents	3,918	4,242	(6,486)

Net increase (decrease) in cash	161,610	12,173	(41,404)
Cash and cash equivalents at beginning of year	73,526	61,353	102,757

Cash and cash equivalents at end of period	$235,136	$73,526	$61,353

Supplemental cash flow information
Cash paid for:
Interest	$16,776	$17,311	$20,139
Income taxes	73,867	50,796	72,074
Significant non-cash activities:
Debt acquired with acquisition of business	758	—	—
Issuance of unvested shares	5,603	5,131	—

See Notes to Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Business

IDEX is an applied solutions company specializing in fluid and metering technologies, health and science technologies, dispensing equipment, and fire, safety and other diversified products built to its customers’ specifications. Its products are sold in niche markets to a wide range of industries throughout the world. The Company’s products include industrial pumps, compressors, flow meters, injectors and valves, and related controls for use in a wide variety of process applications; precision fluidics solutions, including pumps, valves, degassing equipment, corrective tubing, fittings, and complex manifolds, as well as specialty medical equipment and devices used in life science applications; precision-engineered equipment for dispensing, metering and mixing paints; refinishing equipment; and engineered products for industrial and commercial markets, including fire and rescue, transportation equipment, oil and gas, electronics, and communications. These activities are grouped into four reportable segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment, and Fire & Safety/Diversified Products.

Principles of Consolidation

The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are revenue recognition, sales returns and allowances, allowance for doubtful accounts, inventory valuation, recoverability of long-lived assets, income taxes, product warranties, derivatives, contingencies and litigation, insurance-related items, share-based compensation and defined benefit retirement plans.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sales price is reasonably assured. For product sales, delivery does not occur until the products have been shipped and risk of loss has been transferred to the customer. Revenue from services is recognized when the services are provided or ratably over the contract term. Some arrangements with customers may include multiple deliverables, including the combination of products and services. In such cases the Company has identified these as separate elements in accordance with Accounting Standards Codification (“ASC”) 985 and recognizes revenue consistent with the policy for each separate element based on the fair value of each accounting unit. Revenues from certain long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales and are recognized as a period expense during the period in which they are incurred.

Advertising Costs

Advertising costs of $11.0 million, $11.4 million and $11.1 million for the twelve months ended December 31, 2010, 2009 and 2008, respectively are expensed as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash and cash equivalents.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company reviews the carrying value of goodwill and indefinite-lived intangible assets annually on October 31, or upon the occurrence of events or changes in circumstances that indicate that the carrying value of the goodwill or intangible assets may not be recoverable, in accordance with ASC 350. The Company evaluates the recoverability of each of these assets based on the estimated fair value of each of the thirteen reporting units and indefinite-lived intangible asset. See Note 4 for a further discussion on goodwill and intangible assets.

Borrowing Expenses

Expenses, inclusive of commissions and professional fees, incurred in securing and issuing debt are amortized over the life of the related borrowing and are included in Interest expense in the Consolidated Statements of Operations.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASC 260 concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share were computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $1.4 million, $0.8 million and $0.9 million in 2010, 2009 and 2008, respectively.

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	2010	2009	2008
	(In thousands)

Basic weighted average common shares outstanding	80,466	79,716	81,123
Dilutive effect of stock options, DCUs and unvested shares	1,517	1,011	1,197

Diluted weighted average common shares outstanding	81,983	80,727	82,320

Options to purchase approximately 0.2 million, 2.2 million and 3.3 million shares of common stock as of December 31, 2010, 2009 and 2008, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would have been antidilutive.

Share-Based Compensation

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based compensation plans. That cost is recognized in the consolidated financial statements over the requisite service period of the grants. See Note 13 for further discussion on share-based compensation.

Depreciation and Amortization

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives:

Land improvements	8 to 12 years
Buildings and improvements	8 to 30 years
Machinery & equipment and engineering drawings	3 to 12 years
Office and transportation equipment	3 to 10 years

Certain identifiable intangible assets are amortized over their estimated useful lives using the straight-line method. The estimated useful lives used in the computation of amortization of identifiable intangible assets are as follows:

Patents	5 to 17 years
Trade names	3 to 20 years
Customer relationships	3 to 20 years
Non-compete agreements	2 to 5 years
Unpatented technology and other	4 to 20 years

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenditures

Costs associated with research and development are expensed in the period incurred and are included in “Cost of sales” within the Consolidated Statements of Operations. Research and development expenses, which include costs associated with developing new products and major improvements to existing products were $31.8 million, $29.6 million and $29.5 million in 2010, 2009 and 2008, respectively.

Foreign Currency Translation

The functional currency of substantially all operations outside the United States is the respective local currency. Accordingly, those foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from changes in exchange rates from year to year have been reported in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. The effect of transaction gains and losses is reported within “Other income (expense)-net” on the Consolidated Statements of Operations.

Income Taxes

Income tax expense includes United States, state, local and international income taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and the tax basis of existing assets and liabilities and for loss carryforwards. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year and manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

Concentration of Credit Risk

The Company is not dependent on a single customer, the largest of which accounted for less than 2% of net sales for all years presented.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” This Update provides amendments to Subtopic 820-10 and related guidance within GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. The new disclosures and clarifications of existing disclosures were effective for the Company’s fiscal year 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for the Company’s fiscal year 2011. See Note 7 for disclosures associated with the adoption of this standard that were effective in 2010.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. Management is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact on the Company’s consolidated financial statements.

2.	Restructuring

The Company has recorded restructuring expenses as a result of cost reduction efforts and facility closings. Accruals have been recorded based on these costs and primarily consist of employee termination benefits. We record expenses for employee termination benefits based on the guidance of ASC 420, “Exit or Disposal Cost Obligations.” These expenses are included in Restructuring expenses in the Consolidated Statements of Operations while the related restructuring accruals are included in Accrued expenses in our Consolidated Balance Sheets.

During the year ended December 31, 2010, the Company recorded an additional $11.1 million of pre-tax restructuring expenses related to our 2009 restructuring initiative for employee severance related to employee reductions across various functional areas as well as facility closures resulting from the Company’s cost savings initiatives. In 2009, the Company recorded pre-tax restructuring expenses totaling $12.1 million related to this same initiative. The 2009 initiative included severance benefits for approximately 700 employees.

Pre-tax restructuring expenses, by segment, for the year ended December 31, 2010, were as follows:

	Severance
	Costs	Exit Costs	Total
	(In thousands)

Fluid & Metering Technologies	$2,630	$320	$2,950
Health & Science Technologies	3,511	1,650	5,161
Dispensing Equipment	641	—	641
Fire & Safety/Diversified Products	589	—	589
Corporate/Other	1,754	—	1,754

Total restructuring costs	$9,125	$1,970	$11,095

Pre-tax restructuring expenses, by segment, for the year ended December 31, 2009, were as follows:

	Severance
	Costs	Exit Costs	Total
	(In thousands)

Fluid & Metering Technologies	$2,694	$1,364	$4,058
Health & Science Technologies	2,201	1,303	3,504
Dispensing Equipment	1,155	860	2,015
Fire & Safety/Diversified Products	1,308	—	1,308
Corporate/Other	488	706	1,194

Total restructuring costs	$7,846	$4,233	$12,079

Pre-tax restructuring expenses, by segment, for the year ended December 31, 2008, were as follows:

	Severance
	Costs	Exit Costs	Total
	(In thousands)

Fluid & Metering Technologies	$3,978	$1,177	$5,155
Health & Science Technologies	3,226	1,015	4,241
Dispensing Equipment	4,256	1,311	5,567
Fire & Safety/Diversified Products	723	—	723
Corporate/Other	1,898	411	2,309

Total restructuring costs	$14,081	$3,914	$17,995

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring accruals of $3.5 million and $6.9 million at December 31, 2010 and December 31, 2009, respectively, are reflected in Accrued expenses in our Consolidated Balance Sheets as follows:

	2009	2008
	Initiatives	Initiatives	Total
	(In thousands)

BALANCE AT JANUARY 1, 2009	$—	$9,263	$9,263
Restructuring costs	11,251	828	12,079
Acquisition related	3,927	—	3,927
Payments/utilization	(8,300)	(10,091)	(18,391)

BALANCE AT DECEMBER 31, 2009	6,878	—	6,878
Restructuring costs	11,095	—	11,095
Payments/utilization	(14,430)	—	(14,430)

BALANCE AT DECEMBER 31, 2010	$3,543	$—	$3,543

3.	Balance Sheet Components

The components of certain balance sheet accounts at December 31, 2010 and 2009 were as follows:

	2010	2009
	(In thousands)

RECEIVABLES
Customers	$212,899	$185,926
Other	5,976	3,412

Total	218,875	189,338
Less allowance for doubtful accounts	5,322	6,160

Total receivables — net	$213,553	$183,178

INVENTORIES
Raw materials and components parts	$141,316	$113,777
Work in process	24,757	20,669
Finished goods	51,747	43,626

Total	217,820	178,072
Less inventory reserves	21,274	18,609

Total inventories-net	$196,546	$159,463

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	$23,956	$19,776
Buildings and improvements	127,272	125,735
Machinery and equipment	253,193	235,219
Office and transportation equipment	95,141	91,706
Engineering drawings	1,456	1,869
Construction in progress	7,003	9,360

Total	508,021	483,665
Less accumulated depreciation and amortization	319,459	305,382

Total property, plant and equipment — net	$188,562	$178,283

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009
	(In thousands)

ACCRUED EXPENSES
Payroll and related items	$46,937	$39,315
Management incentive compensation	19,985	12,157
Income taxes payable	6,126	3,757
Deferred income taxes	723	56
Insurance	5,544	4,375
Warranty	3,831	4,383
Deferred revenue	7,172	4,480
Restructuring	3,543	6,878
Interest rate exchange agreement	2,328	—
Liability for uncertain tax positions	1,647	313
Other	20,043	23,016

Total accrued expenses	$117,879	$98,730

OTHER NONCURRENT LIABILITIES
Pension and retiree medical obligations	$74,559	$67,426
Liability for uncertain tax positions	5,912	6,398
Interest rate exchange agreement	—	10,497
Deferred revenue	4,225	5,353
Other	10,687	10,137

Total other noncurrent liabilities	$95,383	$99,811

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009, by business segment, were as follows:

	Fluid &	Health &		Fire & Safety/
	Metering	Science	Dispensing	Diversified
	Technologies	Technologies	Equipment	Products	Total
	(In thousands)

Goodwill	$531,046	$391,654	$133,560	$147,552	$1,203,812
Accumulated impairment losses	(6,659)	—	(30,090)	—	(36,749)

BALANCE AT JANUARY 1, 2009	524,387	391,654	103,470	147,552	1,167,063
Foreign currency translation	7,164	298	1,503	1,562	10,527
Purchase price adjustments	2,428	427	—	—	2,855

BALANCE AT DECEMBER 31, 2009	533,979	392,379	104,973	149,114	1,180,445
Acquisitions (Note 12)	15,828	29,653	—	—	45,481
Foreign currency translation	(7,890)	(768)	(6,193)	(4,074)	(18,925)

BALANCE AT DECEMBER 31, 2010	$541,917	$421,264	$98,780	$145,040	$1,207,001

ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed.

Goodwill and other acquired intangible assets with indefinite lives were tested for impairment as of October 31, 2010, the Company’s annual impairment assessment date. In 2010, there were no triggering events or change in circumstances that would have required a review other than as of our annual test date. The Company concluded that the fair value of each of the reporting units and indefinite-lived intangible assets was in excess of the carrying value as of October 31, 2010.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2010 and 2009:

	At December 31, 2010				At December 31, 2009
	Gross			Weighted	Gross
	Carrying	Accumulated		Average	Carrying	Accumulated
	Amount	Amortization	Net	Life	Amount	Amortization	Net

Amortizable intangible assets:
Patents	$9,906	$(5,052)	$4,854	11	$9,914	$(4,289)	$5,625
Trade names	69,043	(13,769)	55,274	15	63,589	(10,144)	53,445
Customer relationships	169,065	(47,686)	121,379	11	157,890	(32,422)	125,468
Non-compete agreements	4,087	(3,501)	586	4	4,268	(3,356)	912
Unpatented technology	43,206	(9,407)	33,799	14	36,047	(6,240)	29,807
Other	5,957	(2,557)	3,400	10	6,236	(2,239)	3,997

Total amortizable intangible assets	301,264	(81,972)	219,292		277,944	(58,690)	219,254
Banjo trade name	62,100	—	62,100		62,100	—	62,100

	$363,364	$(81,972)	$281,392		$340,044	$(58,690)	$281,354

The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis on October 31. Amortization of intangible assets was $25.7 million, $24.5 million and $17.6 million in 2010, 2009 and 2008, respectively. Amortization expense for each of the next five years is estimated to be approximately $27.0 million annually.

5.	Borrowings

Borrowings at December 31, 2010 and 2009 consisted of the following:

	2010	2009
	(In thousands)

Credit Facility	$27,842	$298,732
Term Loan	90,000	95,000
2.58% Senior Euro Notes	107,341	—
4.5% Senior Notes	298,427	—
Other borrowings	4,285	6,368

Total borrowings	527,895	400,100
Less current portion	119,445	8,346

Total long-term borrowings	$408,450	$391,754

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. In 2008, the Credit Facility was amended to allow the

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company to designate certain foreign subsidiaries as designated borrowers. Upon approval from the lenders, the designated borrowers were allowed to receive loans under the Credit Facility. A designated borrower sublimit was established as the lesser of the aggregate commitments or $100.0 million. As of the amendment date, Fluid Management Europe B.V., (“FME”) was approved by the lenders as a designated borrower. On March 16, 2010, IDEX UK Ltd. (“IDEX UK”) was also approved by the lenders as a designated borrower which allowed them to receive loans under the Credit Facility. FME had no borrowings under the Credit Facility as of December 31, 2010, while $48.7 million was outstanding as of December 31,2009. This balance was repaid with proceeds from the €81.0 million 2.58% Senior Euro Notes. IDEX UK’s borrowings included within short term borrowings under the Credit Facility at December 31, 2010 were £18.0 million ($27.8 million). As the IDEX UK’s borrowings under the Credit Facility are British Pound denominated and the cash flows that will be used to make payments of principal and interest are predominately generated in British Pound, the Company does not anticipate any significant foreign exchange gains or losses in servicing this debt.

At December 31, 2010 there was $27.8 million outstanding under the Credit Facility. The net available borrowing under the Credit Facility as of December 31, 2010, was approximately $572.2 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings, based on LIBOR plus an applicable margin, is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s credit rating at December 31, 2010, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”), with covenants consistent with the existing Credit Facility and a maturity on December 21, 2011. At December 31, 2010, there was $90.0 million outstanding under the Term Loan included within short term borrowings. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Term Loan requires a repayment of $7.5 million in April 2011, with the remaining balance due on December 21, 2011. The Company currently maintains an interest rate exchange agreement related to the Term Loan which expires in December 2011. This interest rate exchange agreement has a current notional amount of $90.0 million, the agreement effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Euro Notes due June 9, 2015 (“2.58% Senior Euro Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future. The 2.58% Senior Euro Notes bear interest at a rate of 2.58% per annum and will mature on June 9, 2015. The 2.58% Senior Euro Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the 2.58% Senior Euro Notes; provided that such portion is greater than 5% of the aggregate principal amount of Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2.58% Senior Euro Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the 2.58% Senior Euro

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes affected thereby may declare all the 2.58% Senior Euro Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2.58% Senior Euro Notes may declare all the 2.58% Senior Euro Notes to be due and payable immediately. The Company used a portion of the proceeds from the private placement to pay down existing debt outstanding under the Credit Facility that had previously been denominated in Euros, with the remainder being available for ongoing business activities.

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% Notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of approximately $295.7 million, after deducting the $1.6 million issuance discount, the $1.9 million underwriting commission and estimated offering expenses of approximately $0.8 million, was used to repay $250.0 million of outstanding indebtedness under the Credit Facility. The balance of the net proceeds will be used for general corporate purposes. The 4.5% Senior Notes will bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears each June 15 and December 15, beginning June 15, 2011. The Company may redeem all or part of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture (“Indenture”) governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest if any.

On April 15, 2010, the Company entered into a forward starting interest rate contract with a notional amount of $300.0 million with a settlement date in December 2010. This contract was entered into in anticipation of the issuance of the $300.0 million 4.5% Senior Notes and was designed to lock in the market interest rate as of April 15, 2010. The Company settled this interest rate contract in December 2010, resulting in a $31.0 million payment. The $31.0 million will be amortized into interest expense over the 10 year term of the 4.5% Senior Notes yielding an effective interest rate of 5.8%.

Other borrowings of $4.3 million at December 31, 2010 was comprised of capital leases as well as debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 1.0% to 7.28% per annum.

There are two key financial covenants that the Company is required to maintain in connection with the Credit Facility, Term Loan, and 2.58% Senior Euro Notes. There are no financial covenants relating to the 4.5% Senior Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio (operating cash flow to interest) of 3.0 to 1 and a maximum leverage ratio (outstanding debt to operating cash flow) of 3.25 to 1. At December 31, 2010, the Company was in compliance with both of these financial covenants.

Total borrowings at December 31, 2010 have scheduled maturities as follows (in thousands):

2011	$119,445
2012	472
2013	338
2014	295
2015	107,647
Thereafter	299,698

Total borrowings	$527,895

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Derivative Instruments

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

At December 31, 2010, the Company had one interest rate exchange agreement. The interest rate exchange agreement, expiring in December 2011, with a current notional amount of $90.0 million, effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate consists of the fixed rate on the interest rate exchange agreements and the Company’s current margin of 80 basis points on the Term Loan.

Expiring in January 2011, the interest rate exchange agreement related to the Credit Facility was settled in December 2010. The interest rate exchange agreement effectively converted $250.0 million of floating-rate debt into fixed-rate debt at an interest rate of 3.25%.

Based on interest rates at December 31, 2010, approximately $5.9 million of the amount included in accumulated other comprehensive income (loss) in shareholders’ equity at December 31, 2010 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized. The $5.9 million is comprised of $2.3 million from the interest rate exchange agreement and $3.6 million from the forward starting interest rate contract.

At December 31, 2010, the Company had foreign currency exchange contracts with an aggregate notional amount of $2.5 million to manage its exposure to fluctuations in foreign currency exchange rates. The change in fair market value of these contracts for the twelve months ended December 31, 2010 was immaterial.

The following table sets forth the fair value amounts of derivative instruments held by the Company as of December 31, 2010 and 2009:

	Fair Value-Assets (Liabilities)
	December 31,	December 31,	Balance Sheet
	2010	2009	Caption
	(In thousands)

Interest rate exchange agreement	$(2,328)	$—	Accrued expenses
Interest rate exchange agreement	—	(10,497)	Other noncurrent liabilities
Foreign exchange contracts	176	—	Other current assets

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gain (loss) recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts for the year ended December 31, 2010 and 2009:

	Gain (Loss) Recognized in		(Expense)
	Other Comprehensive		and Gain (Loss)
	Income		Reclassified into Income		Income
	Twelve Months Ended December 31,				Statement
	2010	2009	2010	2009	Caption
			(In thousands)

Interest rate agreements	$(31,792)	$(8,509)	$(8,805)	$(8,111)	Interest expense
Interest rate agreements	—	—	(440)	—	Miscellaneous loss
Foreign exchange contracts	126	1,187	126	899	Sales

7.	Fair Value Measurements

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheet at December 31, 2010 and 2009:

	Basis of Fair Value Measurements
	Balance at
	December 31,
	2010	Level 1	Level 2	Level 3
	(In thousands)

Money market investments	$96,730	$96,730	—	—
Interest rate agreements	$(2,328)	—	$(2,328)	—
Foreign currency contracts	$176	—	$176	—

	Balance at
	December 31,
	2009	Level 1	Level 2	Level 3
	(In thousands)

Money market investment	$9,186	$9,186	—	—
Interest rate agreements	$(10,497)	—	$(10,497)	—

There were no transfers of assets or liabilities between Level 1 and Level 2 in 2010 or 2009.

In determining the fair value of the Company’s interest rate exchange agreement derivatives, the Company uses a present value of expected cash flows based on market observable interest rate yield curves commensurate

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the term of each instrument and the credit default swap market to reflect the credit risk of either the Company or the counterparty.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At December 31, 2010, the fair value of our Credit Facility, Term Loan, 2.58% Senior Euro Notes and 4.5% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $515.5 million compared to the carrying value of $523.6 million.

8.	Commitments and Contingencies

The Company leases certain office facilities, warehouses and data processing equipment under operating leases. Rental expense totaled $13.9 million, $12.2 million and $12.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The aggregate future minimum lease payments for operating and capital leases as of December 31, 2010 were as follows:

	Operating	Capital
	(In thousands)

2011	$9,679	$793
2012	7,371	567
2013	5,297	414
2014	3,339	359
2015	2,718	359
2016 and thereafter	6,917	1,316

Warranty costs are provided for at time of sale. The warranty provision is based on historical costs and adjusted for specific known claims. A roll forward of the warranty reserve is as follows:

	2010	2009
	(In thousands)

Beginning balance January 1	$4,383	$3,751
Provision for warranties	4,331	4,507
Claim settlements	(4,665)	(3,918)
Other adjustments	(218)	43

Ending balance December 31	$3,831	$4,383

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flow.

9.	Common and Preferred Stock

On April 21, 2008, the Board of Directors authorized the repurchase of up to $125.0 million of outstanding common shares either in the open market or through private transactions. In 2008, the Company purchased a total of 2.3 million shares at a cost of approximately $50.0 million. No shares were purchased in 2010 and 2009.

At December 31, 2010 and 2009, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and 5 million shares of authorized preferred stock with a par value of $.01 per share. No preferred stock was issued as of December 31, 2010 and 2009.

10.	Income Taxes

Pretax income for the years ended December 31, 2010, 2009 and 2008 was taxed in the following jurisdictions:

	2010	2009	2008
	(In thousands)

Domestic	$161,573	$114,389	$120,962
Foreign	70,301	54,438	71,265

Total	$231,874	$168,827	$192,227

The provision (benefit) for income taxes for the years ended December 31, 2010, 2009, and 2008, was as follows:

	2010	2009	2008
	(In thousands)

Current
U.S.	$59,384	$34,921	$47,594
State and local	4,548	2,704	6,542
Foreign	18,178	16,730	21,882

Total current	82,110	54,355	76,018
Deferred
U.S.	(6,550)	1,658	(10,099)
State and local	(293)	110	(503)
Foreign	(493)	(687)	(215)

Total deferred	(7,336)	1,081	(10,817)

Total provision for income taxes	$74,774	$55,436	$65,201

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) related to the following at December 31, 2010 and 2009 were:

	2010	2009
	(In thousands)

Employee and retiree benefit plans	$17,764	$24,075
Depreciation and amortization	(179,889)	(167,345)
Inventories	6,934	7,240
Allowances and accruals	16,690	7,589
Interest rate exchange agreement	11,995	3,783
Other	1,617	(6,416)

Total	$(124,889)	$(131,074)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2010 and 2009 were:

	2010	2009
	(In thousands)

Deferred tax asset — other current assets	$23,829	$17,615
Deferred tax asset — other noncurrent assets	539	173

Total deferred tax assets	24,368	17,788
Deferred tax liability — accrued expenses	(723)	(56)
Noncurrent deferred tax liability — deferred income taxes	(148,534)	(148,806)

Total deferred tax liabilities	(149,257)	(148,862)

Net deferred tax liabilities	$(124,889)	$(131,074)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income. The computed amount and the differences for the years ended December 31, 2010, 2009, and 2008 are shown in the following table:

	2010	2009	2008
	(In thousands)

Pretax income	$231,874	$168,827	$192,227

Provision for income taxes:
Computed amount at statutory rate of 35%	$81,156	$59,089	$67,280
State and local income tax (net of federal tax benefit)	2,766	1,829	3,925
Taxes on non-U.S. earnings-net of foreign tax credits	(8,545)	(4,117)	(5,191)
U.S. business tax credits	(935)	(754)	(857)
Domestic activities production deduction	(4,720)	(1,925)	(2,291)
Other	5,052	1,314	2,335

Total provision for income taxes	$74,774	$55,436	$65,201

The Company has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries that might be payable if these earnings were repatriated since the Company considers these amounts to be permanently invested.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 are shown in the following table:

	2010	2009	2008
	(In thousands)

Unrecognized tax benefits beginning balance	$5,285	$4,009	$5,938
Gross increases for tax positions of prior years	3,049	2,138	2,571
Gross decreases for tax positions of prior years	(675)	—	(1,836)
Settlements	(517)	(628)	(993)
Lapse of statute of limitations	(702)	(234)	(1,671)

Unrecognized tax benefits ending balance	$6,440	$5,285	$4,009

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, 2009 and 2008 we had approximately $0.8 million, $0.9 million and $0.9 million, respectively, of accrued interest related to uncertain tax positions. As of December 31, 2010, 2009 and 2008 we had approximately $0.4 million, $0.2 million and $0.2 million, respectively, of accrued penalties related to uncertain tax positions.

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $5.8 million, $4.4 million and $3.1 million as of December 31, 2010, December 31, 2009 and December 31, 2008, respectively. The tax years 2005-2009 remain open to examination by major taxing jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.6 million.

The Company had loss carry forwards for U.S. federal and non-U.S. purposes at December 31, 2010 of $3.5 and $13.7 million respectively, and as of December 31, 2009, $2.2 million and $12.5 million, respectively. The federal loss carry forwards are available for use against the Company’s consolidated federal taxable income and expire between 2023 and 2030. The entire balance of the non-U.S. losses is available to be carried forward, with $9.5 million of these losses beginning to expire during the years 2012 through 2019. The remaining $4.2 million of such losses can be carried forward indefinitely. At December 31, 2010 and 2009, the Company had a foreign capital loss carry forward of approximately $1.3 million and $2.3 million respectively. The foreign capital loss can be carried forward indefinitely. At December 31, 2010 and 2009, the Company has a valuation allowance against the deferred tax asset attributable to the foreign capital loss of $0.4 million and $0.6 million, respectively. At December 31, 2010 and 2009, the Company had state net operating loss carry forwards of approximately $18.7 million and $12.7 million, respectively. If unutilized, the state net operating loss will expire between 2016 and 2029. At December 31, 2010 and 2009, the Company recorded a valuation allowance against the deferred tax asset attributable to the state net operating loss of $0.4 million and $0.2 million, respectively.

11.	Business Segments and Geographic Information

IDEX has four reportable business segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment, and Fire & Safety/Diversified Products. Reporting units in the Fluid & Metering Technologies segment include Banjo; Energy; Chemical, Food & Pharmaceuticals; and Water & Waste Water. Reporting units in the Health & Science Technologies Segment include IDEX Health & Science; Semrock; PPE; Gast; and Micropump. The Dispensing Equipment Segment is a reporting unit. Reporting units in the Fire & Safety/Diversified Products Segment include Fire Suppression; Rescue Tools; and Band-It.

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for water & wastewater. The Health & Science Technologies Segment designs, produces and distributes a

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wide range of precision fluidics and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, and precision gear and peristaltic pump technologies that meet exacting OEM specifications. The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

Information on the Company’s business segments is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	2010	2009	2008
	(In thousands)

NET SALES
Fluid & Metering Technologies:
External customers	$729,233	$640,242	$696,641
Intersegment sales	712	866	1,061

Total segment sales	729,945	641,108	697,702
Health & Science Technologies:
External customers	393,481	299,336	328,514
Intersegment sales	3,717	4,993	3,077

Total segment sales	397,198	304,329	331,591
Dispensing Equipment:
External customers	125,127	127,279	163,861
Intersegment sales	193	—	—

Total segment sales	125,320	127,279	163,861
Fire & Safety/Diversified Products:
External customers	265,232	262,804	300,455
Intersegment sales	269	5	7

Total segment sales	265,501	262,809	300,462
Intersegment eliminations	(4,891)	(5,864)	(4,145)

Total net sales	$1,513,073	$1,329,661	$1,489,471

OPERATING INCOME(1)
Fluid & Metering Technologies	$131,944	$100,289	$123,801
Health & Science Technologies	82,332	51,712	58,297
Dispensing Equipment(2)	19,490	15,147	(10,748)
Fire & Safety/Diversified Products	62,844	59,884	74,310
Corporate office and other(3)	(47,494)	(42,178)	(39,704)

Total operating income	$249,116	$184,854	$205,956

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008
	(In thousands)

ASSETS
Fluid & Metering Technologies	$1,111,085	$1,043,082	$1,070,348
Health & Science Technologies	648,400	567,096	594,459
Dispensing Equipment	205,540	164,979	179,800
Fire & Safety/Diversified Products	278,567	285,893	286,482
Corporate office and other(3)	138,103	37,107	20,711

Total assets	$2,381,695	$2,098,157	$2,151,800

DEPRECIATION AND AMORTIZATION(4)
Fluid & Metering Technologies	$33,134	$32,584	$26,276
Health & Science Technologies	16,012	14,293	11,806
Dispensing Equipment	3,753	3,124	3,986
Fire & Safety/Diversified Products	4,885	5,328	5,288
Corporate office and other	324	1,017	1,243

Total depreciation and amortization	$58,108	$56,346	$48,599

CAPITAL EXPENDITURES
Fluid & Metering Technologies	$17,308	$12,867	$13,859
Health & Science Technologies	7,516	6,365	5,365
Dispensing Equipment	1,129	864	2,528
Fire & Safety/Diversified Products	3,513	3,686	4,743
Corporate office and other	3,303	1,743	1,863

Total capital expenditures	$32,769	$25,525	$28,358

(1)	Segment operating income excludes net unallocated corporate operating expenses.

(2)	Segment operating income includes $30.1 million goodwill impairment charge in 2008 for Fluid Management.

(3)	Includes intersegment eliminations.

(4)	Excludes amortization of debt issuance expenses.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about the Company’s operations in different geographical regions for the years ended December 31, 2010, 2009 and 2008 is shown below. Net sales were attributed to geographic areas based on location of the customer, and no country outside the U.S. was greater than 10% of total revenues.

	2010	2009	2008
	(In thousands)

NET SALES
U.S.	$766,067	$698,822	$793,872
Europe	402,056	361,774	386,864
Other countries	344,950	269,065	308,735

Total net sales	$1,513,073	$1,329,661	$1,489,471

LONG-LIVED ASSETS — PROPERTY, PLANT AND EQUIPMENT
U.S.	$108,951	$105,165	$111,252
Europe	68,756	61,766	65,208
Other countries	10,855	11,352	9,823

Total long-lived assets — net	$188,562	$178,283	$186,283

12.	Acquisitions

All of the Company’s acquisitions have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition.

2010 Acquisitions

On April 15, 2010, the Company acquired the stock of PPE, previously referred to as Seals, Ltd, a leading provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries, including analytical instrumentation, semiconductor/solar and process technologies. PPE consists of the Polymer Engineering and Perlast divisions. PPE’ Polymer Engineering division focuses on sealing solutions for hazardous duty applications. The Perlast division produces highly engineered seals for analytical instrumentation, pharmaceutical, electronics, and food applications. Headquartered in Blackburn, England, PPE operates as part of the Health & Science Technologies Segment with annual revenues of approximately $32.0 million (£21 million). The Company acquired PPE for an aggregate purchase price of $54.0 million, consisting of $51.3 million in cash and the assumption of approximately $2.7 million of debt related items. The cash payment was financed with borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $29.7 million and $17.2 million, respectively. The $29.7 million of goodwill is not deductible for tax purposes.

On July 21, 2010, the Company acquired the stock of OBL, S.r.l. (“OBL”), a leading provider of mechanical and hydraulic diaphragm pumps. OBL provides polymer blending systems and related accessories for a diverse range of global industries, including water, waste water, oil and gas, petro-chemical and power generation markets. Headquartered in Milan, Italy, with annual revenues of approximately $10.9 million (€8.5 million), OBL operates within IDEX’s Fluid & Metering Technologies Segment as part of the Water & Waste Water reporting unit. The Company acquired OBL for cash consideration of $15.4 million. Goodwill and intangible assets recognized as part of this transaction were $7.7 million and $4.0 million, respectively. The $7.7 million of goodwill is not deductible for tax purposes.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 17, 2010, the Company acquired the assets of Periflo, a leading provider of peristaltic pumps for the industrial and municipal water & wastewater markets. Periflo offers a complete family of peristaltic hose pumps for a wide variety of applications. Headquartered in Loveland, Ohio, with annual revenues of approximately $3.5 million, Periflo operates within IDEX’s Fluid & Metering Technologies Segment as part of the Water & Waste Water reporting unit. The Company acquired Periflo for cash consideration of $4.3 million. Goodwill and intangible assets recognized as part of this transaction were $2.5 million and $0.7 million, respectively. The $2.5 million of goodwill is deductible for tax purposes.

On November 1, 2010, the Company acquired the stock of Fitzpatrick, a global leader in the design and manufacture of process technologies for the pharmaceutical, food and personal care markets. Fitzpatrick designs and manufactures customized size reduction, roll compaction and drying systems to support their customers’ product development and manufacturing processes. Fitzpatrick expands the capability of IDEX’s Quadro Engineering business by adding coarse particle sizing, roll compaction and drying systems to Quadro’s fine particle processing. Headquartered in Elmhurst, Illinois, Fitzpatrick has annual revenues of approximately $22.0 million. Fitzpatrick operates in the Chemical Food & Pharmaceutical reporting unit within the Fluid & Metering Technologies Segment. The Company acquired Fitzpatrick for cash consideration of approximately $20.3 million. Goodwill and intangible assets recognized as part of this transaction were $5.6 million and $8.0 million, respectively. The $5.6 million of goodwill is not deductible for tax purposes.

The purchase price for 2010 acquisitions has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. For certain acquisitions that occurred in 2010, the Company is in the process of obtaining or finalizing appraisals of tangible and intangible assets and it is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the businesses become known. Accordingly, management has used their best estimate in the initial purchase price allocation as of the date of these financial statements.

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values were as follows:

2010
In thousands

Current assets, net of cash acquired	$25,231
Property, plant and equipment	18,344
Goodwill	45,481
Intangible assets	29,861
Other assets	2,950

Total assets acquired	121,867
Total liabilities assumed	(30,581)

Net assets acquired	$91,286

Acquired intangible assets consist of trademarks, customer relationships, unpatented technology and non-compete agreements, which are being amortized over a life of 2-15 years. The goodwill recorded for the acquisitions reflects the strategic fit and revenue and earnings growth potential of these businesses.

The Company incurred $4.0 million of acquisition related transaction costs in 2010, relating to completed, pending and potential transactions that ultimately were not completed.

2008 Acquisitions

On January 1, 2008, the Company acquired the stock of ADS, a provider of metering technology and flow monitoring services for water & wastewater markets. ADS is headquartered in Huntsville, Alabama, with regional

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales and service offices throughout the United States and Australia. With annual revenues of approximately $70.0 million, ADS operates as part of the Water reporting unit within the Company’s Fluid & Metering Technologies Segment. The Company acquired ADS for cash consideration of $156.1 million. Approximately $155.0 million of the cash payment was financed with borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $102.1 million and $51.9 million, respectively. The $102.1 million of goodwill is not deductible for tax purposes.

On October 1, 2008, the Company acquired the stock of Richter, a provider of premium quality lined pumps, valves and control equipment for the chemical and pharmaceutical industries. Richter’s corrosion resistant fluoroplastic lined products offer solutions for demanding applications in the process industry. Headquartered in Kempen, Germany, with facilities in China, India and the U.S., Richter has annual revenues of approximately $53.0 million. Richter operates as part of the Chemical, Food & Pharmaceutical reporting unit within the Company’s Fluid & Metering Technologies Segment. The Company acquired Richter for an aggregate purchase price of $102.0 million, consisting of $93.3 million in cash and the assumption of approximately $8.7 million of debt related items. Approximately $63.7 million of the cash payment was financed with borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $57.8 million and $32.7 million, respectively. The $57.8 million of goodwill is not deductible for tax purposes.

On October 14, 2008, the Company acquired the stock of iPEK, a provider of systems focused on infrastructure analysis, specifically wastewater collection systems. iPEK is a developer of remote controlled systems for infrastructure inspection. Headquartered in Hirschegg, Austria, iPEK has annual revenues of approximately $25.0 million. iPEK operates as part of the Water reporting unit within the Company’s Fluid & Metering Technologies Segment. The Company acquired iPEK for an aggregate purchase price of $44.5 million, consisting of $43.1 million in cash and the assumption of approximately $1.4 million of debt related items. Approximately $33.2 million of the cash payment was financed with borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $21.1 million and $17.8 million, respectively. Of the $21.1 million of goodwill, approximately $20.0 million is expected to be deductible for tax purposes.

On October 16, 2008, the Company acquired the stock of IETG, a provider of flow monitoring and underground utility surveillance services for the water & wastewater markets. IETG products and services enable water companies to effectively manage their water distribution and sewerage networks, while its surveillance service specializes in underground asset detection and mapping for utilities and other private companies. Headquartered in Leeds, United Kingdom, IETG has annual revenues of approximately $26.0 million. IETG operates as part of the Water reporting unit within IDEX’s Fluid & Metering Technologies Segment. The Company acquired IETG for an aggregate purchase price of $36.9 million, consisting of $35.0 million in cash and the assumption of approximately $1.9 million of debt related items. Approximately $20.5 million of the cash payment was financed with borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $24.0 million and $9.2 million, respectively. The $24.0 million of goodwill is not deductible for tax purposes.

On October 20, 2008, the Company acquired the stock of Semrock, a provider of optical filters for biotech and analytical instrumentation in the life sciences markets. Semrock’s products are used in the biotechnology and analytical instrumentation industries. Semrock produces optical filters using state-of-the-art manufacturing processes which enable them to offer significant improvements in the performance and reliability of their customers’ instruments. Headquartered in Rochester, New York, Semrock has annual revenues of approximately $21.0 million. Semrock operates as part of the Company’s Health & Science Technologies Segment. The Company acquired Semrock for cash consideration of $60.6 million. Approximately $60.0 million of the cash payment was financed with borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $38.1 million and $20.0 million, respectively. The $38.1 million of goodwill is not deductible for tax purposes.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 14, 2008, the Company acquired the stock of Innovadyne, a provider of nanoliter dispensing instruments for the life sciences industry. Innovadyne’s products are used for assay miniaturization across a broad range of disciplines including High Throughput Screening, Assay Development, PCR/Sequencing, and Protein Crystallography. Innovadyne operates as part of the IH&S reporting unit within the Company’s Health & Science Technologies Segment. The Company acquired Innovadyne for cash consideration of $3.3 million, which was financed with borrowings under the Company’s Credit Facility. Goodwill and intangible assets recognized as part of this transaction were $1.4 million and $1.2 million, respectively. The $1.4 million of goodwill is not deductible for tax purposes.

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values were as follows:

2008
In thousands

Current assets, net of cash acquired	$81,969
Property, plant and equipment	25,558
Goodwill	244,519
Intangible assets	132,791
Other assets	800

Total assets acquired	485,637
Total liabilities assumed	(94,266)

Net assets acquired	$391,371

Acquired intangible assets consist of patents, trademarks, customer relationships, unpatented technology and non-compete agreements, which are being amortized over a life of 2-17 years. The 2008 acquisitions resulted in the recognition of goodwill totaling $244.5 million, of which $20.0 million is deductible for tax purposes. The goodwill recorded for the acquisitions reflects the strategic fit and revenue and earnings growth potential of these businesses.

13.	Share-Based Compensation

The Company maintains two share-based compensation plans for executives, non-employee directors, and certain key employees which authorize the granting of stock options, unvested shares, unvested share units, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of December 31, 2010 totals 10.6 million, of which 4.3 million shares were available for future issuance. Stock options granted under these plans are generally non-qualified, and are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Substantially all of the options issued to employees prior to 2005 become exercisable in five equal installments, while the majority of options issued to employees in 2005 and after become exercisable in four equal installments, beginning one year from the date of grant, and generally expire 10 years from the date of grant. Stock options granted to non-employee directors cliff vest after one or two years. Unvested share and unvested share unit awards generally cliff vest after three or four years for employees, and three years for non-employee directors. The Company issued 264,915, 273,000 and 583,000 of unvested shares as compensation to key employees in 2010, 2009 and 2008, respectively. Of the shares granted in 2008, 242,800 of the shares vest 50% on April 8, 2011 and 50% on April 8, 2013, but such vesting may be accelerated if the Company’s share price for any five consecutive trading days equals or exceeds $65.90 (twice the closing price of the shares on the date of grant).

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

Weighted average option fair values and assumptions for the period specified are disclosed in the following table:

	Years Ended December 31,
	2010		2009		2008

Weighted average fair value of grants	$9.56		$5.32		$8.81
Dividend yield	1.51%		2.35%		1.46%
Volatility	33.43%		32.53%		31.51%
Risk-free interest rate	0.32	% - 5.67%	0.69	% - 4.63%	1.68	% - 5.33%
Expected life (in years)	5.98		5.85		5.28

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•	The Company uses historical data to estimate the expected life of the option. The expected life assumption for the years ended December 31, 2010, 2009 and 2008 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the years ended December 31, 2010, 2009 and 2008, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s general policy is to issue new shares of common stock to satisfy stock option exercises or grants of unvested shares.

Total compensation cost for stock options is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cost of goods sold	$804	$945	$1,043
Selling, general and administrative expenses	6,923	6,288	7,175

Total expense before income taxes	7,727	7,233	8,218
Income tax benefit	(2,450)	(2,322)	(2,585)

Total expense after income taxes	$5,277	$4,911	$5,633

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation cost for unvested shares is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cost of goods sold	$311	$248	$79
Selling, general and administrative expenses	8,382	8,229	6,717
Restructuring expenses	938	—	—

Total expense before income taxes	9,631	8,477	6,796
Income tax benefit	(2,097)	(1,444)	(1,108)

Total expense after income taxes	$7,534	$7,033	$5,688

Recognition of compensation cost was consistent with recognition of cash compensation for the same employees. Compensation cost capitalized as part of inventory was immaterial.

As of December 31, 2010, there was $10.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.3 years. As of December 31, 2010, there was $9.7 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.0 years.

A summary of the Company’s stock option activity as of December 31, 2010, and changes during the year ended December 31, 2010 is presented in the following table:

		Weighted	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
Stock Options	Shares	Price	Contractual Term	Value

Outstanding at January 1, 2010	5,793,028	$25.14	6.40	$40,557,217
Granted	947,275	31.85
Exercised	(956,256)	19.85
Forfeited/Expired	(379,824)	30.97

Outstanding at December 31, 2010	5,404,223	$26.85	6.29	$66,329,686

Vested and expected to vest at December 31, 2010	5,227,778	$26.81	6.21	$64,381,855
Exercisable at December 31, 2010	3,262,249	$26.02	4.97	$42,741,628

The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period, and the grant price. The total intrinsic value of options exercised in 2010, 2009 and 2008, was $14.4 million, $5.3 million and $10.4 million, respectively. In 2010, 2009 and 2008, cash received from options exercised was $18.1 million, $7.7 million and $10.4 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $5.2 million, $1.9 million and $3.1 million, respectively.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s unvested share activity as of December 31, 2010, and changes during the year ending December 31, 2010 is presented in the following table:

		Weighted-Average
		Grant Date Fair
Unvested Shares	Shares	Value

Nonvested at January 1, 2010	920,599	$29.58
Granted	264,915	31.90
Vested	(173,703)	32.38
Forfeited	(61,714)	27.89

Nonvested at December 31, 2010	950,097	29.83

Unvested share grants accrue dividends and their fair value is equal to the market price of the Company’s stock at the date of the grant.

14.	Retirement Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement plans for its employees. The Company uses a measurement date of December 31 for its defined benefit pension plans and post retirement medical plans. The Company employs the measurement date provisions of ASC 715, “Compensation-Retirement Benefits”, which require the measurement date of plan assets and liabilities to coincide with the sponsor’s year end.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over the two-year period ended December 31, 2010, and a statement of the funded status at December 31 for both years.

	Pension Benefits				Other Benefits
	2010		2009		2010	2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)

CHANGE IN BENEFIT OBLIGATION
Obligation at January 1	$81,212	$39,342	$72,689	$36,811	$18,059	$21,767
Service cost	1,665	719	1,551	824	528	468
Interest cost	4,525	2,148	4,375	2,122	1,008	1,018
Plan amendments	101	128	—	—	(400)	(2,932)
Benefits paid	(3,567)	(1,542)	(4,233)	(1,563)	(842)	(1,135)
Actuarial (gain) loss	6,166	3,561	7,817	(1,253)	1,598	(1,418)
Currency translation	—	(2,117)	—	1,845	117	291
Curtailments/settlements	—	—	(987)	—	—	—
Other	—	6	—	556	—	—

Obligation at December 31	$90,102	$42,245	$81,212	$39,342	$20,068	$18,059

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	$53,210	$15,376	$39,974	$11,975	$—	$—
Actual return on plan assets	5,631	1,842	9,638	1,848	—	—
Employer contributions	2,873	1,765	8,818	1,812	842	1,135
Benefits paid	(3,567)	(1,542)	(4,233)	(1,563)	(842)	(1,135)
Currency translation	—	(381)	—	1,279	—	—
Settlements	—	—	(987)	—	—	—
Other	—	340	—	25	—	—

Fair value of plan assets at December 31	$58,147	$17,400	$53,210	$15,376	$—	$—

Funded status at December 31	$(31,955)	$(24,845)	$(28,002)	$(23,966)	$(20,068)	$(18,059)
COMPONENTS ON THE CONSOLIDATED BALANCE SHEETS
Current liabilities	$(657)	$(653)	$(601)	$(1,032)	$(999)	$(968)
Noncurrent liabilities	(31,298)	(24,192)	(27,401)	(22,934)	(19,069)	(17,091)

Net liability at December 31	$(31,955)	$(24,845)	$(28,002)	$(23,966)	$(20,068)	$(18,059)

The accumulated benefit obligation for all defined benefit pension plans was $126.4 million and $114.8 million at December 31, 2010 and 2009, respectively.

The weighted average assumptions used in the measurement of the Company’s benefit obligation at December 31, 2010 and 2009 were as follows:

	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009

Discount rate	5.20%	5.80%	5.35%	5.88%
Rate of compensation increase	3.90%	3.89%	3.37%	3.35%

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pretax amounts recognized in Accumulated other comprehensive income (loss) as of December 31, 2010 and 2009 were as follows:

	Pension Benefits
	2010		2009		Other Benefits
	U.S.	Non-U.S.	U.S.	Non-U.S	2010	2009
	(In thousands)

Prior service cost (credit)	$597	$131	$735	$8	$(3,044)	$(2,966)
Net loss	38,813	7,629	38,043	5,466	2,313	661

Total	$39,410	$7,760	$38,778	$5,474	$(731)	$(2,305)

The amounts in Accumulated other comprehensive income (loss) as of December 31, 2010, that are expected to be recognized as components of net periodic benefit cost during 2011 are as follows:

		Non-U.S.	Other
	U.S. Pension	Pension Benefit	Post-Retirement
	Benefit Plans	Plans	Benefit Plans	Total
	(In thousands)

Prior service cost (credit)	$178	$9	$(346)	$(159)
Net loss	4,146	415	190	4,751

Total	$4,324	$424	$(156)	$4,592

The following tables provide the components of, and the weighted average assumptions used to determine, the net periodic benefit cost for the plans in 2010, 2009 and 2008:

	Pension Benefits
	2010		2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)

Service cost	$1,665	$719	$1,551	$824	$1,765	$932
Interest cost	4,525	2,148	4,375	2,122	4,484	1,901
Expected return on plan assets	(4,396)	(945)	(3,505)	(780)	(5,169)	(1,017)
Net amortization	4,401	302	5,299	370	2,244	381

Net periodic benefit cost	$6,195	$2,224	$7,720	$2,536	$3,324	$2,197

	Other Benefits
	2010	2009	2008
	(In thousands)

Service cost	$528	$468	$607
Interest cost	1,008	1,018	1,328
Net amortization	(370)	(385)	137

Net periodic benefit cost	$1,166	$1,101	$2,072

	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008

Discount rate	5.80%	6.30%	6.40%	5.88%	5.73%	5.48%
Expected return on plan assets	8.50%	8.50%	8.50%	6.28%	6.05%	5.82%
Rate of compensation increase	3.89%	4.00%	4.00%	3.35%	3.17%	3.92%

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides pretax amounts recognized in Accumulated other comprehensive income (loss) in 2010:

	Pension Benefits
			Other
	U.S.	Non-U.S.	Benefits
	(In thousands)

Net loss in current year	$(4,931)	$(2,663)	$(1,598)
Prior service cost	(101)	(128)	400
Amortization of prior service cost (credit)	239	5	(324)
Amortization of net loss (gain)	4,161	297	(46)
Exchange rate effect on amounts in OCI	—	204	(6)

Total	$(632)	$(2,285)	$(1,574)

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

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active participants. Costs of bargaining unit-sponsored multi-employer plans and defined contribution plans were $7.2 million, $9.6 million and $9.8 million for 2010, 2009 and 2008, respectively.

For measurement purposes, a 7.9% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010. The rate was assumed to decrease gradually each year to a rate of 4.50% for 2028, and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in the assumed health care cost trend rates would increase the service and interest cost components of the net periodic benefit cost by $0.1 million and the health care component of the accumulated postretirement benefit obligation by $1.5 million. A 1% decrease in the assumed health care cost trend rate would decrease the service and interest cost components of the net periodic benefit cost by $0.1 million and the health care component of the accumulated postretirement benefit obligation by $1.3 million.

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2010 and 2009, by asset category, were as follows:

	2010	2009

Equity securities	67%	66%
Fixed income securities	33	34

Total	100%	100%

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the basis used to measure defined benefit plans’ assets at fair value at December 31, 2010 and 2009:

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
	(In thousands)

Equity	$13,644	$13,644	$—	$—
Absolute return funds(1)
U.S.	38,325	18,549	19,776	—
Non U.S.	22,838	17,400	5,438	—
Other(2)	740	740	—	—

	$75,547	$50,333	$25,214	$—

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
	(In thousands)

Equities:
U.S.	$11,107	$11,107	$—	$—
Non U.S.	6,749	6,749	—	—
Absolute return funds(1)	49,386	17,930	31,456	—
Other(2)	1,344	1,344	—	—

	$68,586	$37,130	$31,456	$—

(1)	Primarily funds invested by managers that have a global mandate with the flexibility to allocate capital broadly across a wide range of asset classes and strategies including, but not limited to equities, fixed income, commodities, interest rate futures, currencies and other securities to outperform an agreed benchmark with specific return and volatility targets.

(2)	Primarily cash and cash equivalents.

Equities that are valued using quoted prices are valued at the published market prices. Equities in a common collective trust or a registered investment company that are valued using significant other observable inputs are valued at the net asset value (“NAV”) provided by the fund administrator. The NAV is based on value of the underlying assets owned by the fund minus its liabilities. Fixed income securities that are valued using significant other observable inputs are valued at prices obtained from independent financial service industry-recognized vendors.

Investment Policies and Strategies

The investment objectives of the Company’s plan assets are to earn the highest possible rate of return consistent with the tolerance for risk as determined periodically by the Company in its role as a fiduciary. The general guidelines of asset allocation of fund assets are that “equities” will represent from 55% to 75% of the market value of total fund assets with a target of 66%, and “fixed income” obligations, including cash, will represent from 25% to 45% with a target of 34%. The term “equities” includes common stock, convertible bonds and convertible stock. The term “fixed income” includes preferred stock and/or contractual payments with a specific maturity date. The Company strives to maintain asset allocations within the designated ranges by conducting periodic reviews of fund allocations and plan liquidity needs, and rebalancing the portfolio accordingly. The total fund performance is monitored and results measured using a 3- to 5-year moving average against long-term absolute and relative return objectives to meet actuarially determined forecasted benefit obligations. No restrictions are placed on the selection of individual investments by the qualified investment fund managers. The performance of the investment fund

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

managers is reviewed on a regular basis, using appointed professional independent advisors. As of December 31, 2010 and 2009, there were no shares of the Company’s stock held in plan assets.

Cash Flows

The Company expects to contribute approximately $7.9 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans in 2011. The Company also expects to contribute approximately $12.3 million to its defined contribution plans in 2011.

Estimated Future Benefit Payments

The future estimated benefit payments for the next five years and the five years thereafter are as follows: 2011 — $8.6 million; 2012 — $8.8 million; 2013 — $8.8 million; 2014 — $10.0 million; 2015 — $9.5 million; 2016 to 2020 — $50.4 million.

15.	Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009.

	2010 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$355,598	$378,526	$373,731	$405,218	$326,613	$336,455	$323,249	$343,344
Gross profit	147,541	154,821	154,133	161,988	123,194	131,101	129,058	139,033
Operating income	57,893	62,780	62,439	66,004	39,161	46,735	46,517	52,441
Net income	36,625	40,398	38,564	41,513	22,605	27,922	29,777	33,087
Basic EPS	$.45	$.50	$.47	$.51	$.28	$.35	$.37	$.41
Diluted EPS	$.45	$.49	$.47	$.50	$.28	$.34	$.37	$.40
Basic weighted average shares outstanding	80,080	80,369	80,517	80,899	79,513	79,675	79,740	79,937
Diluted weighted average shares outstanding	81,509	81,800	81,938	82,686	80,219	80,507	80,879	81,303

16.	Subsequent Events

On January 20, 2011, the Company acquired Advanced Thin Films, LLC (“AT Films”) for cash consideration of approximately $32.0 million. AT Films, with annual revenues of approximately $9.0 million, specializes in optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing. AT Films’ core competence is in the design and manufacture of filters, splitters, reflectors and mirrors with the precise physical properties required to support their customers’ most challenging and cutting-edge optical applications. Headquartered in Boulder, Colorado, AT Films will operate within the Health & Science Technologies Segment as a part of the IDEX optical products platform.

On January 25, 2011, the Company entered into a merger agreement to acquire Microfluidics International Corporation (“Microfluidics”) at a price of $1.35 net per share in cash. The transaction is expected to close in the first quarter of 2011. With annual revenues of approximately $16.0 million, Microfluidics is a global leader in the design and manufacture of laboratory and commercial equipment used in the production of micro and nano scale materials for the pharmaceutical and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer® family of high shear fluid processors for uniform particle size reduction, robust cell disruption and nanoparticle creation. Microfluidics’ product and service offerings will enhance the Company’s micro fluidics and micro particle technology position. Microfluidics is headquartered in Newton, MA.

While allocation of the purchase price is not complete, the Company believes that the majority of the purchase price will be allocated to goodwill and intangibles assets for both acquisitions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP

Chicago, Illinois
February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Precision Polymer Engineering Limited (“PPE”), which was acquired on April 15, 2010, OBL, S.r.l. (“OBL”), which was acquired on July 21, 2010, Periflo, which was acquired on September 17, 2010, and Fitzpatrick, Inc. (“Fitzpatrick”), which was acquired on November 1, 2010. These exclusions constitute 7.6% and 5.6% of net and total assets, respectively, 2.7% of net sales, and 2.8% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at PPE, OBL, Periflo, and Fitzpatrick. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated February 24, 2011, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP

Chicago, Illinois
February 24, 2011

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The Company completed the acquisitions of PPE in April 2010, OBL in July 2010, Periflo in September 2010 and Fitzpatrick in November 2010. Due to the timing of the acquisitions, management has excluded these acquisitions from our evaluation of effectiveness of internal controls over financial reporting. This exclusion represented 2.7% of total sales and 2.8% of net income as well as 7.6% of net assets and 5.6% of total assets for the year ended December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Lawrence D. Kingsley
Lawrence D. Kingsley
Chairman of the Board and Chief Executive Officer

/s/  Dominic A. Romeo
Dominic A. Romeo
Vice President and Chief Financial Officer

Lake Forest, Illinois
February 24, 2011

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting appearing on page 61 of this report is incorporated into this Item 9A by reference.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information under the subheading “Information Regarding the Board of Directors and Committees,” in the Company’s 2011 Proxy Statement is incorporated herein by reference. Information regarding executive officers of the Company is located in Part I. Item 1. of this report under the caption “Executive Officers of the Registrant.”

The Company has adopted a Code of Business Conduct and Ethics applicable to the Company’s directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees. The Code of Business Conduct and Ethics, along with the Audit Committee Charter, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines are available on the Company’s website at www.idexcorp.com.

In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer or principal accounting officer, we intend to disclose the same on the Company’s website.

Item 11.	Executive Compensation.

Information under the heading “Executive Compensation” in the Company’s 2011 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information under the heading “Security Ownership” in the Company’s 2011 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2010.

	Number of Securities	Weighted-Average	Number of Securities
	To be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants	Equity Compensation
Plan Category	Warrants and Rights	and Rights	Plans(1)(2)

Equity compensation plans approved by the Company’s shareholders	6,379,628	$26.85	4,288,413

Total	6,379,628	$26.85	4,288,413

(1)	Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.

(2)	All Deferred Compensation Units (“DCUs”) issued under the Directors Deferred Compensation Plan and Deferred Compensation Plan for Non-officer Presidents are to be issued under the Company’s Incentive Award Plan and any DCUs remaining in these plans were eliminated by shareholder approval on April 8, 2008. DCUs issued under the Deferred Compensation Plan for Officers continue to be issued under the Incentive Award Plan.

The number of DCUs is determined by dividing the amount deferred by the closing price of the Company’s Common Stock the day before the date of deferral. The DCUs are entitled to receive dividend equivalents which are reinvested in DCUs based on the same formula for investment of a participant’s deferral. Since deferred compensation is payable upon separation of service within the meaning of Section 409A of the Internal Revenue Code, no benefits are payable prior to the date that is six months after the date of separation of service, or the date of death of the employee, if earlier.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

No certain relationships exist. Information under the heading “Information Regarding the Board of Directors and Committees” in the Company’s 2011 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the heading “Principal Accountant Fees and Services” in the Company’s 2011 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(A) 1. Financial Statements

Consolidated financial statements filed as part of this report are listed under Part II. Item 8. “Financial Statements and Supplementary Data”.

     2. Financial Statement Schedule

2010 Form
10-K Page

Schedule II — Valuation and Qualifying Accounts	65

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

     3. Exhibits

The exhibits filed with this report are listed on the “Exhibit Index.”

(B) Exhibit Index

Reference is made to the Exhibit Index beginning on page 67 hereof.

IDEX CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

		Charged
	Balance	to Costs			Balance
	Beginning	and			End of
Description	of Year	Expenses(1)	Deductions(2)	Other(3)	Year
			(In thousands)

Year Ended December 31, 2010:
Deducted from assets to which they apply:
Accounts receivable reserves	$6,160	$945	$1,879	$96	$5,322
Year Ended December 31, 2009:
Deducted from assets to which they apply:
Accounts receivable reserves	5,600	1,789	617	(612)	6,160
Year Ended December 31, 2008:
Deducted from assets to which they apply:
Accounts receivable reserves	5,746	1,379	1,621	96	5,600

(1)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.

(2)	Represents uncollectible accounts, net of recoveries.

(3)	Represents translation and reclassification adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEX CORPORATION

By:	/s/ DOMINIC A. ROMEO
Dominic A. Romeo
Vice President and Chief Financial Officer

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAWRENCE D. KINGSLEY Lawrence D. Kingsley	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2011

/s/ DOMINIC A. ROMEO Dominic A. Romeo	Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/s/ MICHAEL J. YATES Michael J. Yates	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2011

/s/ BRADLEY J. BELL Bradley J. Bell	Director	February 24, 2011

/s/ RUBY R. CHANDY Ruby R. Chandy	Director	February 24, 2011

/s/ WILLIAM M. COOK William M. Cook	Director	February 24, 2011

/s/ FRANK S. HERMANCE Frank S. Hermance	Director	February 24, 2011

/s/ GREGORY F. MILZCIK Gregory F. Milzcik	Director	February 24, 2011

/s/ ERNEST J. MROZEK Ernest J. Mrozek	Director	February 24, 2011

/s/ NEIL A. SPRINGER Neil A. Springer	Director	February 24, 2011

/s/ MICHAEL T. TOKARZ Michael T. Tokarz	Director	February 24, 2011

Exhibit Index

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on April 21, 1988)
3.1(a)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 (a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235)
3.1(b)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 (b) to the Current Report of IDEX on Form 8-K March 24, 2005, Commission File No. 1-10235)
3.2	Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on July 17, 1989)
3.2(a)	Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2 (a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on February 12, 1990)
4.1	Restated Certificate of Incorporation and By-Laws of IDEX Corporation (filed as Exhibits No. 3.1 through 3.2 (a))
4.4	Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)
4.5	Credit Agreement, dated as of December 21, 2006, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the Other Financial Institutions Party Hereto (incorporated by reference to Exhibit 10.1 to the Current Report of IDEX on Form 8-K dated December 22, 2006, Commission File No. 1-10235)
4.5(a)	Amendment No. 2 to Credit Agreement, dated as of September 29, 2008, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 4.3 (a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 1-10235)
4.6	Credit Lyonnais Uncommitted Line of Credit, dated as of December 3, 2001 (incorporated by reference to Exhibit 4.6 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)
4.6(a)	Amendment No. 8 dated as of December 12, 2007 to the Credit Lyonnais Uncommitted Line of Credit Agreement dated December 3, 2001 (incorporated by reference to Exhibit 4.6 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2007, Commission File No. 1-10235)
4.7	Term Loan Agreement, dated April 18, 2008, among IDEX Corporation, Bank of America N.A. as Agent, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K dated April 18, 2008, Commission File No. 1-10235)
4.8	Master Note Purchase Agreement, dated June 9, 2010 with respect to €81,000,000 2.58% Series 2010 Senior Notes due June 9, 2015 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K filed June 14, 2010, Commission File No. 1-10235)
4.9	Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 6, 2010 (Debt Securities) (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K filed December 7, 2010, Commission File No. 1-10235)
4.10	First Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 6, 2010 (as to 4.5% Senior Notes due 2010) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX on Form 8-K filed December 7, 2010, Commission File No. 1-10235)

Exhibit
Number	Description

10.1**	Revised and Restated IDEX Management Incentive Compensation Plan for Key Employees Effective January 1, 2010 (incorporated by reference to Exhibit 10.2 to the Current Report of IDEX on Form 8-K filed on March 1, 2010, Commission File No. 1-10235)
10.2**	Form of Indemnification Agreement of IDEX Corporation (incorporated by reference to Exhibit No. 10.23 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-28317, as filed on April 26, 1989)
10.3**	IDEX Corporation Amended and Restated Stock Option Plan for Outside Directors adopted by resolution of the Board of Directors dated as of January 25, 2000 (incorporated by reference to Exhibit No. 10.1 of the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2000, Commission File No. 1-10235)
10.3(a)**	First Amendment to IDEX Corporation Amended and Restated Stock Option Plan for Outside Directors, adopted by resolution of the Board of Directors dated as of November 20, 2003 (incorporated by reference to Exhibit 10.6 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2003)
10.4**	Non-Qualified Stock Option Plan for Non-Officer Key Employees of IDEX Corporation (incorporated by reference to Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10235)
10.5**	Third Amended and Restated 1996 Stock Option Plan for Non-Officer Key Employees of IDEX Corporation dated January 9, 2003 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of IDEX, Registration No. 333-104768, as filed on April 25, 2003)
10.6**	Non-Qualified Stock Option Plan for Officers of IDEX Corporation (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10235)
10.7**	First Amended and Restated 1996 Stock Plan for Officers of IDEX Corporation (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 1-10235)
10.8**	2001 Stock Plan for Officers dated March 27, 2001 (incorporated by reference to Exhibit No. 10.2 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 1-10235)
10.9**	IDEX Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10235)
10.10**	Second Amended and Restated IDEX Corporation Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.14(b) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 1997, Commission File No. 1-10235)
10.11**	IDEX Corporation 1996 Deferred Compensation Plan for Officers (incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-8 of IDEX, et al., Registration No. 333-18643, as filed on December 23, 1996)
10.11(a)**	First Amendment to the IDEX Corporation 1996 Deferred Compensation Plan for Officers, dated March 23, 2004 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2004, Commission File No. 1-10235)
10.12**	IDEX Corporation 1996 Deferred Compensation Plan for Non-Officer Presidents (incorporated by reference to Exhibit No. 4.7 to the Registration Statement on Form S-8 of IDEX, et al., Registrant No. 333-18643, as filed on December 23, 1996)
10.13**	Letter Agreement between IDEX Corporation and John L. McMurray, dated April 24, 2000 (incorporated by reference to Exhibit No. 10.13 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2001, Commission File No. 1-10235)
10.14**	Employment Agreement between IDEX Service Corporation and Dominic A. Romeo, effective March 1, 2010 (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K filed March 1, 2010, Commission File No. 1-10235)

Exhibit
Number	Description

10.15**	Employment Agreement between IDEX Corporation and Lawrence D. Kingsley, dated July 21, 2004 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-10235)
10.15(a)**	First Amendment to Employment Agreement between IDEX Corporation and Lawrence D. Kingsley, dated March 22, 2005 (incorporated by reference to Exhibit 10.20 (a) to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)
10.16**	Form Stock Option Agreement (incorporated by reference to Exhibit 10.23 to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)
10.17**	Form Unvested Stock Agreement (incorporated by reference to Appendix A of the Proxy Statement of IDEX, dated February 25, 2005, Commission File No. 1-10235)
10.18**	IDEX Corporation Incentive Award Plan (incorporated by reference to Exhibit 10.24 to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)
10.19**	Letter Agreement between IDEX Corporation and Frank J. Notaro, dated April 24, 2000 (incorporated by reference to Exhibit 10.25 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2005, Commission File No. 1-10235)
10.20**	Definitive agreement to acquire Nova Technologies Corporation, dated November 13, 2007, (incorporated by reference to exhibit 10.1 to the Current Report of IDEX on Form 8-K dated November 16, 2007, Commission File No. 1-10235)
10.21**	IDEX Corporation Incentive Award Plan (as Amended and Restated) (incorporated by reference to Appendix A of the Proxy Statement of IDEX, filed March 7, 2008, Commission File No. 1-10235)
10.22**	IDEX Corporation Restricted Stock Award Agreement with Lawrence Kingsley, dated April 8, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report of IDEX on Form 8-K, dated April 8, 2008, Commission File No. 1-10235)
10.23**	IDEX Corporation Restricted Stock Award Agreement with Dominic Romeo, dated April 8, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report of IDEX on Form 8-K, dated April 8, 2008, Commission File No. 1-10235)
10.24**	Form of IDEX Corporation Restricted Stock Award Agreement, dated April 8, 2008 (incorporated by reference to Exhibit 10.4 to the Current Report of IDEX on Form 8-K, dated April 8, 2008, Commission File No. 1-10235)
10.25**	Second Amendment to Employment Agreement between IDEX Corporation and Lawrence D. Kingsley, dated December 8, 2008 (incorporated by reference to Exhibit 10.28 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2008, Commission File No. 1-10235)
10.26**	Letter Agreement between IDEX Corporation and Harold Morgan, dated June 6, 2008 (incorporated by reference to Exhibit 10.26 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2009, Commission File No. 1-10235)
10.27**	Amendment to Agreement between IDEX Corporation, IDEX Service Corporation and Dominic A. Romeo, dated December 20, 2010 (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K filed December 23, 2010, Commission File No. 1-10235)
10.28**	Letter Agreement between IDEX Corporation and Frank J. Notaro, dated September 30, 2010 (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K filed October 1, 2010, Commission File No. 1-10235)
10.29**	Letter Agreement between IDEX Corporation and Harold Morgan, dated September 30, 2010 (incorporated by reference to Exhibit No. 10.2 to the Current Report of IDEX on Form 8-K filed October 1, 2010, Commission File No. 1-10235)
*10.30**	Third Amended and Restated IDEX Corporation Directors Deferred Compensation Plan
*10.31**	Merger and Restatement of IDEX Corporation Supplemental Executive Retirement Plan, the IDEX Corporation 1996 Deferred Compensation Plan for Officers and the IDEX Corporation 1996 Deferred Compensation Plan for Non- Officer Presidents
*12	Ratio of Earnings to Fixed Charges
*21	Subsidiaries of IDEX

Exhibit
Number	Description

*23	Consent of Deloitte & Touche LLP
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)
***32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
***32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
****101	The following materials from IDEX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three years ended December 31, 2010, (ii) the Consolidated Balance Sheets at December 31, 2010 and 2009, (iii) the Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2010, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2010, (v) Notes to the Consolidated Financial Statements, and (vi) Financial Statement Schedule of Valuation and Qualifying Accounts.

*	Filed herewith.

**	Management contract or compensatory plan or agreement.

***	Furnished herewith.

****	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.