Form 10-Q
period 2011-03-31
IDEX CORP /DE/
filed 2011-05-03
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Number of shares of common stock of IDEX Corporation outstanding as of April 28, 2011: 82,881,231 (net of treasury shares).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current assets
Cash and cash equivalents	$195,548	$235,136
Receivables, less allowance for doubtful accounts of $5,255 at March 31, 2011 and $5,322 at December 31, 2010	242,177	213,553
Inventories — net	215,650	196,546
Other current assets	50,632	47,523

Total current assets	704,007	692,758
Property, plant and equipment — net	199,703	188,562
Goodwill	1,246,258	1,207,001
Intangible assets — net	299,333	281,392
Other noncurrent assets	16,127	11,982

Total assets	$2,465,428	$2,381,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$112,906	$104,055
Accrued expenses	113,002	117,879
Current portion of long term debt and short term borrowings	102,801	119,445
Dividends payable	—	12,289

Total current liabilities	328,709	353,668
Long-term borrowings	415,383	408,450
Deferred income taxes	153,915	148,534
Other noncurrent liabilities	94,435	95,383

Total liabilities	992,442	1,006,035

Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 85,439,363 shares at March 31, 2011 and 84,636,668 shares at December 31, 2010	854	846
Additional paid-in capital	464,131	441,271
Retained earnings	1,052,991	1,005,040
Treasury stock at cost: 2,566,985 shares at both March 31, 2011 and December 31, 2010	(58,848)	(58,788)
Accumulated other comprehensive income (loss)	13,858	(12,709)

Total shareholders’ equity	1,472,986	1,375,660

Total liabilities and shareholders’ equity	$2,465,428	$2,381,695

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$427,089	$355,598
Cost of sales	248,389	208,057

Gross profit	178,700	147,541
Selling, general and administrative expenses	100,979	87,781
Restructuring expenses	—	1,867

Operating income	77,721	57,893
Other income (expense) — net	(907)	254
Interest expense	6,454	3,434

Income before income taxes	70,360	54,713
Provision for income taxes	22,409	18,088

Net income	$47,951	$36,625

Basic earnings per common share	$0.58	$0.45

Diluted earnings per common share	$0.57	$0.45

Share data:
Basic weighted average common shares outstanding	81,430	80,080
Diluted weighted average common shares outstanding	83,248	81,509

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income
	Common				Cumulative
	Stock and		Cumulative	Retirement	Unrealized		Total
	Additional	Retained	Translation	Benefits	Loss on	Treasury	Shareholders’
	Paid-In Capital	Earnings	Adjustment	Adjustments	Derivatives	Stock	Equity

Balance, December 31, 2010	$442,117	$1,005,040	$38,302	$(30,088)	$(20,923)	$(58,788)	$1,375,660

Net income	—	47,951	—	—	—	—	47,951
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	24,878	—	—	—	24,878
Amortization of retirement obligations	—	—	—	785	—	—	785
Net change on derivatives designated as cash flow hedges	—	—	—	—	904	—	904

Other comprehensive income	—	—	—	—	—	—	26,567

Comprehensive income	—	—	—	—	—	—	74,518

Issuance of 818,240 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans, net of tax benefit	18,019	—	—	—	—	—	18,019
Unvested shares surrendered for tax withholding	—	—	—	—	—	(60)	(60)
Share-based compensation	4,849	—	—	—	—	—	4,849

Balance, March 31, 2011	$464,985	$1,052,991	$63,180	$(29,303)	$(20,019)	$(58,848)	$1,472,986

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2011	2010

Cash flows from operating activities
Net income	$47,951	$36,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,324	8,016
Amortization of intangible assets	7,298	6,268
Amortization of debt issuance expenses	251	104
Share-based compensation expense	4,849	4,748
Deferred income taxes	3,011	1,664
Excess tax benefit from share based compensation	(2,370)	(554)
Changes in:
Receivables	(22,325)	(26,271)
Inventories	(12,875)	(9,496)
Trade accounts payable	6,114	10,320
Accrued expenses	(4,758)	3,417
Other — net	(6,343)	(7,710)

Net cash flows provided by operating activities	29,127	27,131
Cash flows from investing activities
Cash purchases of property, plant and equipment	(11,442)	(7,548)
Acquisition of businesses, net of cash acquired	(50,361)	—
Other — net	(2,126)	—

Net cash flows used in investing activities	(63,929)	(7,548)
Cash flows from financing activities
Payments under credit facilities and term loan	(17,983)	(11,077)
Dividends paid	(12,291)	(9,697)
Proceeds from stock option exercises	16,051	1,197
Excess tax benefit from stock-based compensation	2,370	554
Other — net	(6)	—

Net cash flows used in financing activities	(11,859)	(19,023)
Effect of exchange rate changes on cash and cash equivalents	7,073	(2,698)

Net decrease in cash	(39,588)	(2,138)
Cash and cash equivalents at beginning of year	235,136	73,526

Cash and cash equivalents at end of period	$195,548	$71,388

Supplemental cash flow information
Cash paid for:
Interest	$2,074	$3,572
Income taxes	4,712	5,843
Significant non-cash activities:
Contingent consideration for acquisition	2,707	—
Issuance of unvested shares	269	182

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Adoption of New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimated selling price. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU No. 2009-13 effective January 1, 2011 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU No. 2010-29”). ASU No. 2010-29 requires revenues and earnings of the combined entity be disclosed as if the business combination occurred as of the beginning of the comparable prior annual reporting period. The ASU also requires additional disclosures about adjustments included in the reported pro forma revenues and earnings. The Company adopted the provisions of ASU No. 2010-29 prospectively for business combinations for which the acquisition date is on or after January 1, 2011.

2.	Restructuring

The Company has recorded restructuring costs as a result of cost reduction efforts and facility closings. Accruals have been recorded based on these costs and primarily consist of employee termination benefits. We record expenses for employee termination benefits based on the guidance of Accounting Standards Codification (“ASC”) 420, “Exit or Disposal Cost Obligations.” These expenses were included in Restructuring expenses in the Consolidated Statements of Operations while the related restructuring accruals are included in Accrued expenses in the Consolidated Balance Sheets.

During the three months ended March 31, 2010, the Company recorded $1.9 million of pre-tax restructuring expenses related to its 2009 restructuring initiative for employee severance related to employee reductions across various functional areas as well as facility closures resulting from the Company’s cost savings initiatives.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-tax restructuring expenses, by segment, for the three months ended March 31, 2010 were as follows:

	Severance
	Costs	Exit Costs	Total
	(in thousands)

Fluid & Metering Technologies	$351	$18	$369
Health & Science Technologies	509	54	563
Dispensing Equipment	115	—	115
Fire & Safety/Diversified Products	352	—	352
Corporate office and other	396	72	468

Total restructuring costs	$1,723	$144	$1,867

Restructuring accruals of $2.0 million and $3.5 million as of March 31, 2011 and December 31, 2010, respectively, are reflected in Accrued expenses in the Consolidated Balance Sheets as follows:

(In thousands)

Balance at January 1, 2011	$3,543
Payments/Utilization	(1,528)

Balance at March 31, 2011	$2,015

The remainder of the restructuring accrual is expected to be paid by the end of 2011.

3.	Acquisitions

On January 20, 2011, the Company acquired the membership interests of Advanced Thin Films, LLC (“AT Films”). AT Films specializes in optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing. AT Films’ core competence is the design and manufacture of filters, splitters, reflectors and mirrors with the precise physical properties required to support their customers’ most challenging and cutting-edge optical applications. Headquartered in Boulder, Colorado, AT Films has annual revenues of approximately $9.0 million. AT Films operates within the Health & Science Technologies Segment as a part of the IDEX Photonics products platform. The Company acquired AT Films for an aggregate purchase price of $34.5 million, consisting of $31.8 million in cash and contingent consideration valued at approximately $2.7 million. The potential undiscounted amount of all future payments that the Company could be required to pay under the contingent consideration arrangement is between $0 and $3.0 million. Goodwill and intangible assets recognized as part of this transaction were $16.7 million and $11.5 million, respectively. The $16.7 million of goodwill is deductible for tax purposes.

On March 11, 2011, the Company completed the acquisition of Microfluidics International Corporation (“Microfluidics”). Microfluidics is a global leader in the design and manufacture of laboratory and commercial equipment used in the production of micro and nano scale materials for the pharmaceutical and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer® family of high shear fluid processors for uniform particle size reduction, robust cell disruption and nanoparticle creation. Microfluidics operates within the Health & Science Technologies Segment as a part of the IDEX Pharma platform. The Company acquired Microfluidics for an aggregate purchase price of $18.6 million in cash. Headquartered in Newton, Massachusetts, Microfluidics has annual revenues of approximately $16.0 million. Goodwill and intangible assets recognized as part of this transaction were $4.1 million and $9.7 million, respectively. The $4.1 million of goodwill is not deductible for tax purposes.

The purchase price for AT Films and Microfluidics has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The Company is in the process of obtaining or finalizing appraisals of tangible and intangible assets and it is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the assets and liabilities of the businesses become known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values is as follows:

March 31,
2011
In thousands

Current assets, net of cash acquired	$6,718
Property, plant and equipment	5,586
Goodwill	20,762
Intangible assets	21,152
Other assets	1,939

Total assets acquired	56,157
Total liabilities assumed	(3,089)

Net assets acquired	$53,068

Acquired intangible assets consist of patents, trade names, customer relationships and unpatented technology, which are being amortized over a life of 6-15 years. The goodwill recorded for the acquisitions reflects the strategic fit and revenue and earnings growth potential of these businesses.

The Company incurred $1.6 million of acquisition related transaction costs in the first quarter of 2011. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including certain transactions that ultimately were not completed.

4.	Business Segments

The Company has four reportable business segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment and Fire & Safety/Diversified Products.

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for water & wastewater. The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic and optical components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, and precision gear and peristaltic pump technologies that meet exacting OEM specifications. The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain prior year amounts have been revised to reflect the movement of the Pharma group from the Fluid & Metering Technologies Segment to the Health & Science Technologies Segment.

	Three Months
	Ended
	March 31,
	2011	2010
	(In thousands)

Net sales:
Fluid & Metering Technologies:
External customers	$195,133	$166,940
Intersegment sales	140	168

Total group sales	195,273	167,108

Health & Science Technologies:
External customers	133,314	91,751
Intersegment sales	321	1,540

Total group sales	133,635	93,291

Dispensing Equipment:
External customers	31,985	33,538
Intersegment sales	173	16

Total group sales	32,158	33,554

Fire & Safety/Diversified Products:
External customers	66,657	63,369
Intersegment sales	72	32

Total group sales	66,729	63,401

Intersegment elimination	(706)	(1,756)

Total net sales	$427,089	$355,598

Operating income and income before income taxes:
Fluid & Metering Technologies	$40,237	$30,989
Health & Science Technologies	31,114	19,703
Dispensing Equipment	5,639	6,639
Fire & Safety/Diversified Products	15,503	13,071
Corporate office and other	(14,772)	(12,509)

Total operating income	77,721	57,893
Interest expense	6,454	3,434
Other income (expense)-net	(907)	254

Income before income taxes	$70,360	$54,713

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2011	2010
	(In thousands)

Assets:
Fluid & Metering Technologies	$1,071,918	$1,040,601
Health & Science Technologies	789,179	718,884
Dispensing Equipment	233,016	205,540
Fire & Safety/Diversified Products	288,440	278,567
Corporate office and other(1)	82,875	138,103

Total assets	$2,465,428	$2,381,695

(1)	Includes intersegment eliminations.

5.	Earnings Per Common Share

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

ASC 260 “Earnings Per Share”, (“ASC 260”) concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $0.4 million for both the three months ended March 31, 2011 and 2010.

Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands)

Basic weighted average common shares outstanding	81,430	80,080
Dilutive effect of stock options, unvested shares, and DCUs	1,818	1,429

Diluted weighted average common shares outstanding	83,248	81,509

Options to purchase approximately 0.7 million and 3.0 million shares of common stock as of March 31, 2011 and 2010, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Inventories

The components of inventories as of March 31, 2011 and December 31, 2010 were:

	March 31,	December 31,
	2011	2010
	(In thousands)

Raw materials and component parts	$142,106	$126,901
Work-in-process	26,077	23,164
Finished goods	47,467	46,481

Total	$215,650	$196,546

Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

7.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2011, by reportable business segment, were as follows:

	Fluid &	Health &		Fire & Safety/
	Metering	Science	Dispensing	Diversified
	Technologies	Technologies	Equipment	Products	Total
	(In thousands)

Balance at December 31, 2010(1)	$523,766	$439,415	$98,780	$145,040	$1,207,001
Acquisition adjustments	—	270	—	—	270
Foreign currency translation	7,739	2,002	4,920	3,564	18,225
Acquisitions	—	20,762	—	—	20,762

Balance at March 31, 2011	$531,505	$462,449	$103,700	$148,604	$1,246,258

(1)	Revised to reflect the movement of the Pharma group from the Fluid & Metering Technologies Segment to the Health & Science Technologies Segment.

ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 31, 2010. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the three months ended March 31, 2011.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2011 and December 31, 2010:

	At March 31, 2011				At December 31, 2010
	Gross			Weighted	Gross
	Carrying	Accumulated		Average	Carrying	Accumulated
	Amount	Amortization	Net	Life	Amount	Amortization	Net
	(In thousands)

Amortizable intangible assets:
Patents	$10,387	$(5,260)	$5,127	11	$9,906	$(5,052)	$4,854
Trade names	74,352	(15,153)	59,199	15	69,043	(13,769)	55,274
Customer relationships	184,085	(53,092)	130,993	11	169,065	(47,686)	121,379
Non-compete agreements	4,097	(3,616)	481	4	4,087	(3,501)	586
Unpatented technology	48,869	(10,706)	38,163	13	43,206	(9,407)	33,799
Other	6,058	(2,788)	3,270	10	5,957	(2,557)	3,400

Total amortizable intangible assets	327,848	(90,615)	237,233		301,264	(81,972)	219,292
Banjo trade name	62,100	—	62,100		62,100	—	62,100

	$389,948	$(90,615)	$299,333		$363,364	$(81,972)	$281,392

The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

8.	Accrued Expenses

The components of accrued expenses as of March 31, 2011 and December 31, 2010 were:

	March 31,	December 31,
	2011	2010
	(In thousands)

Payroll and related items	$43,114	$46,937
Management incentive compensation	5,143	19,985
Income taxes payable	18,310	6,126
Deferred income taxes	295	723
Insurance	5,766	5,544
Warranty	4,142	3,831
Deferred revenue	8,115	7,172
Restructuring	2,015	3,543
Interest rate exchange agreement	1,723	2,328
Liability for uncertain tax positions	1,480	1,647
Accrued interest	5,230	1,101
Other	17,669	18,942

Total accrued expenses	$113,002	$117,879

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Other Noncurrent Liabilities

The components of noncurrent liabilities as of March 31, 2011 and December 31, 2010 were:

	March 31,	December 31,
	2011	2010
	(In thousands)

Pension and retiree medical obligations	$76,836	$74,559
Liability for uncertain tax positions	4,955	5,912
Deferred revenue	3,940	4,225
Other	8,704	10,687

Total other noncurrent liabilities	$94,435	$95,383

10.	Borrowings

Borrowings at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)

Credit Facility	$19,238	$27,842
Term Loan	82,000	90,000
2.58% Senior Euro Notes	114,194	107,341
4.5% Senior Notes	298,459	298,427
Other borrowings	4,293	4,285

Total borrowings	518,184	527,895
Less current portion	102,801	119,445

Total long-term borrowings	$415,383	$408,450

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving credit facility (“Credit Facility”), which expires on December 21, 2011. In 2008, the Credit Facility was amended to allow the Company to designate certain foreign subsidiaries as designated borrowers. Upon approval from the lenders, the designated borrowers were allowed to receive loans under the Credit Facility. A designated borrower sublimit was established as the lesser of the aggregate commitments or $100.0 million. As of the amendment date, Fluid Management Europe B.V., (“FME”) was approved by the lenders as a designated borrower. On March 16, 2010, IDEX UK Ltd. (“IDEX UK”) was also approved by the lenders as a designated borrower. FME had no borrowings under the Credit Facility at March 31, 2011. IDEX UK’s borrowings under the Credit Facility, which are included within the current portion of long term debt at March 31, 2011, were £12.0 million ($19.2 million). As IDEX UK’s borrowings under the Credit Facility are British Pound denominated and the cash flows that will be used to make payments of principal and interest are predominately generated in British Pound, the Company does not anticipate any significant foreign exchange gains or losses in servicing this debt.

At March 31, 2011, there was $19.2 million outstanding under the Credit Facility. The net available borrowing under the Credit Facility at March 31, 2011, was approximately $580.8 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings, based on LIBOR plus an applicable margin, is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s credit rating at March 31, 2011, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”), with covenants consistent with the Credit Facility and a maturity on December 21, 2011. At March 31, 2011, there was $82.0 million outstanding under the Term Loan, which was included within the current portion of long term debt. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points.

The Company currently maintains an interest rate exchange agreement related to the Term Loan which expires in December 2011. This interest rate exchange agreement has a current notional amount of $82.0 million and effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Euro Notes due June 9, 2015 (“2.58% Senior Euro Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future, provided that the aggregate principal amount outstanding under the agreement at any time does not exceed $750.0 million. The 2.58% Senior Euro Notes bear interest at a rate of 2.58% per annum and will mature on June 9, 2015. The 2.58% Senior Euro Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the 2.58% Senior Euro Notes; provided that any such portion is greater than 5% of the aggregate principal amount of Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2.58% Senior Euro Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the 2.58% Senior Euro Notes affected thereby may declare all the 2.58% Senior Euro Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2.58% Senior Euro Notes may declare all the 2.58% Senior Euro Notes to be due and payable immediately. The Company used a portion of the proceeds from the private placement to pay down existing debt outstanding under the Credit Facility that had previously been denominated in Euros, with the remainder being available for ongoing business activities.

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of approximately $295.7 million, after deducting the $1.6 million issuance discount, the $1.9 million underwriting commission and estimated offering expenses of approximately $0.8 million, was used to repay $250.0 million of outstanding indebtedness under the Credit Facility. The balance of the net proceeds was used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15 and December 15, beginning June 15, 2011. The Company may redeem all or part of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture (“Indenture”) governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest if any.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 15, 2010, the Company entered into a forward starting interest rate contract with a notional amount of $300.0 million with a settlement date in December 2010. This contract was entered into in anticipation of the issuance of the 4.5% Senior Notes and was designed to lock in the market interest rate as of April 15, 2010. The Company settled this interest rate contract in December 2010, resulting in a $31.0 million payment. The $31.0 million is being amortized into interest expense over the 10 year term of the 4.5% Senior Notes, which results in an effective interest rate of 5.8%.

There are two key financial covenants that the Company is required to maintain in connection with the Credit Facility, Term Loan, and 2.58% Senior Euro Notes. There are no financial covenants relating to the 4.5% Senior Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio (operating cash flow to interest) of 3.0 to 1 and a maximum leverage ratio (outstanding debt to operating cash flow) of 3.25 to 1. At March 31, 2011, the Company was in compliance with both of these financial covenants.

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

At March 31, 2011, the Company had one interest rate exchange agreement. The interest rate exchange agreement, expiring in December 2011, with a current notional amount of $82.0 million, effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate consists of the fixed rate on the interest rate exchange agreements and the Company’s current margin of 80 basis points on the Term Loan.

Approximately $5.2 million of the gross amount included in accumulated other comprehensive income (loss) in shareholders’ equity at March 31, 2011 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized. The $5.2 million is comprised of $1.7 million from the interest rate agreement and $3.5 million from the forward starting interest rate contract settled in December 2010 (see Note 10).

At March 31, 2011, the Company had foreign currency exchange contracts with an aggregate notional amount of $1.0 million to manage its exposure to fluctuations in foreign currency exchange rates. The change in fair market value of these contracts for the three months ended March 31, 2011 was immaterial.

The following table sets forth the fair value amounts of derivative instruments held by the Company as of March 31, 2011 and December 31, 2010:

	Fair Value Assets (Liabilities)
	March 31,	December 31,
	2011	2010	Balance Sheet Caption
	(In thousands)

Interest rate agreements	$(1,723)	$(2,328)	Accrued expenses
Foreign exchange contracts	99	176	Other current assets

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gain (loss) recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts for March 31, 2011 and 2010:

			Expense
	Gain (Loss) Recognized in		and Gain
	Other Comprehensive		Reclassified into
	Income		Income
	Three Months Ended March 31,				Income
	2011	2010	2011	2010	Statement Caption
	(In thousands)

Interest rate agreements	$955	$116	$(1,560)	$(2,326)	Interest expense
Foreign exchange contracts	(55)	—	120	—	Sales

12.	Fair Value Measurements

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

The following table summarizes the basis used to measure the Company’s financial assets and (liabilities) at fair value on a recurring basis in the balance sheet at March 31, 2011 and December 31, 2010:

	Basis of Fair Value Measurements
	Balance at
	March 31, 2011	Level 1	Level 2	Level 3
	(In thousands)

Money market investment	$41,868	$41,868	$—	$—
Available for sale securities	2,126	2,126	—	—
Contingent consideration	(2,707)	—	—	(2,707)
Interest rate agreements	(1,723)	—	(1,723)	—
Foreign currency contracts	99	—	99	—

	Basis of Fair Value Measurements
	Balance at
	December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)

Money market investment	$96,730	$96,730	$—	$—
Interest rate agreements	(2,328)	—	(2,328)	—
Foreign currency contracts	176	—	176	—

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no transfers of assets or liabilities between Level 1 and Level 2 during the first three months in 2011 or 2010.

In determining the fair value of the Company’s interest rate exchange agreement derivatives, the Company used a present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument and the credit default swap market to reflect the credit risk of either the Company or the counterparty.

In determining the fair value of the Company’s contingent consideration, the Company used a probability weighted estimate based on an independent appraisal, adjusted for the time value of money.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At March 31, 2011, the fair value of our Credit Facility, Term Loan, 2.58% Senior Euro Notes and 4.5% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $502.4 million compared to the carrying value of $513.9 million.

13.	Common and Preferred Stock

At March 31, 2011 and December 31, 2010, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and 5 million shares of authorized preferred stock with a par value of $.01 per share. No preferred stock was issued at March 31, 2011 and December 31, 2010.

14.	Share-Based Compensation

During the three months ended March 31, 2011, the Company granted approximately 0.7 million stock options and 0.2 million unvested shares, respectively. During the three months ended March 31, 2010, the Company granted approximately 0.9 million stock options and 0.2 million unvested shares, respectively.

Weighted average option fair values and assumptions for the period specified are disclosed in the following table:

	Three Months Ended March 31,
	2011	2010

Weighted average fair value of grants	$12.34	$9.55
Dividend yield	1.46%	1.50%
Volatility	32.76%	33.45%
Risk-free forward interest rate	0.28% - 5.62%	0.32% - 5.69%
Expected life (in years)	6.18	5.98

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•	The Company uses historical data to estimate the expected life of the option. The expected life assumption for the three months ended March 31, 2011 and 2010 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the three months ended March 31, 2011 and 2010, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s general policy is to issue new shares of common stock to satisfy stock option exercises or grants of unvested shares.

Total compensation cost for the stock options is as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In thousands)

Cost of goods sold	$235	$258
Selling, general and administrative expenses	2,053	1,957

Total expense before income taxes	2,288	2,215
Income tax benefit	(736)	(700)

Total expense after income taxes	$1,552	$1,515

Total compensation cost for the unvested shares is as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In thousands)

Cost of goods sold	$148	$127
Selling, general and administrative expenses	2,413	2,406

Total expense before income taxes	2,561	2,533
Income tax benefit	(504)	(567)

Total expense after income taxes	$2,057	$1,966

Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees and $0.1 million of compensation cost was capitalized as part of inventory for the three months ended March 31, 2011 and 2010.

As of March 31, 2011, there was $15.2 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, and $14.4 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.2 years.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended March 31,
	2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)

Service cost	$460	$202	$469	$184
Interest cost	1,132	574	1,140	552
Expected return on plan assets	(1,198)	(277)	(1,108)	(83)
Net amortization	1,081	110	1,127	76

Net periodic benefit cost	$1,475	$609	$1,628	$729

	Other Benefits
	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Service cost	$173	$130
Interest cost	259	259
Net amortization	(39)	(99)

Net periodic benefit cost	$393	$290

The Company previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute approximately $7.9 million to its pension plans and $1.0 million to its other postretirement benefit plans in 2011. As of March 31, 2011, $3.3 million of contributions have been made to the pension plans and $0.1 million have been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $5.5 million in 2011 to fund its pension plans and other postretirement benefit plans.

16.	Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

17.	Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $22.4 million in the first quarter of 2011 from $18.1 million in the first quarter of 2010. The effective tax rate decreased to 31.8% for the first quarter of 2011 compared to 33.1% in the first quarter of 2010 due to the mix of global pre-tax income among jurisdictions.

The Company and its subsidiaries file U.S. federal income tax returns and various tax returns in state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.1 million.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In thousands)

Net income	$47,951	$36,625
Other comprehensive income:
Unrealized gains on derivatives, net of tax	904	1,575
Pension and other post-retirement plans, net of tax	785	743
Cumulative translation adjustment	24,878	(22,641)

Comprehensive income	$74,518	$16,302

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Under the Private Securities Litigation Reform Act

The “Historical Overview” and the “Liquidity and Capital Resources” sections of this management’s discussion and analysis of financial condition and results of operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements relate to, among other things, operating results and are indicated by words or phrases such as “expects,” “should,” “will,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those statements. The risks and uncertainties include, but are not limited to, IDEX Corporation’s (“IDEX” or the “Company”) ability to integrate and operate acquired businesses on a profitable basis and other risks and uncertainties identified under the heading “Risk Factors” in item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and information contained in subsequent periodic reports filed by IDEX with the Securities and Exchange Commission. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

Historical Overview

IDEX is an applied solutions company specializing in fluid and metering technologies, health and science technologies, dispensing equipment, and fire, safety and other diversified products built to its customers’ specifications. IDEX’s products are sold in niche markets to a wide range of industries throughout the world. Accordingly, its businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where IDEX does business and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are among the factors that influence the demand for IDEX’s products.

The Company has four reportable segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment and Fire & Safety/Diversified Products.

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for water & wastewater. The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic and optical components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, and precision gear and peristaltic pump technologies that meet exacting OEM specifications. The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

Results of Operations

The following is a discussion and analysis of our results of operations for the periods ended March 31, 2011 and 2010. For purposes of this discussion and analysis, reference is made to the table below and the Company’s Consolidated Statements of Operations included in Item 1. Certain prior year amounts have been revised to reflect the movement of the Pharma group from the Fluid & Metering Technologies Segment to the Health & Science Technologies Segment.

Performance in the Three Months Ended March 31, 2011 Compared with the Same Period of 2010

Sales in the three months ended March 31, 2011 were $427.1 million, a 20% increase from the comparable period last year. This increase reflects a 12% increase in organic sales, 7% from acquisitions (Seals/PPE — April 2010, OBL — July 2010, Periflo — September 2010, Fitzpatrick — November 2010, AT Films — January 2011 and Microfluidics — March 2011) and 1% favorable foreign currency translation. Sales to international customers represented approximately 51% of total sales in the current period compared to 46% in the same period in 2010.

For the first quarter of 2011, Fluid & Metering Technologies contributed 46% of sales and 43% of operating income; Health & Science Technologies accounted for 31% of sales and 34% of operating income; Dispensing Equipment accounted for 7% of sales and 6% of operating income; and Fire & Safety/Diversified Products represented 16% of sales and 17% of operating income.

Fluid & Metering Technologies sales of $195.3 million for the three months ended March 31, 2011 increased $28.2 million, or 17% compared with 2010, reflecting 15% organic growth and 2% growth from acquisitions (OBL and Periflo). The increase in organic sales was driven by strong global growth in agriculture, chemical and energy. In the first quarter of 2011, organic sales increased approximately 14% domestically and 16% internationally. Organic sales to customers outside the U.S. were approximately 45% of total segment sales during the first quarter of 2011 and 44% in 2010.

Health & Science Technologies sales of $133.6 million increased $40.3 million, or 43% in the first quarter of 2011 compared with 2010. This reflects 19% organic growth and 24% growth from acquisitions (Seals/PPE, Fitzpatrick, AT Films and Microfluidics). The organic growth reflects market strength across all Health & Science Technologies products. In the first quarter of 2011, organic sales increased 6% domestically and 36% internationally. Organic sales to customers outside the U.S. were approximately 48% of total segment sales in the first quarter of 2011, compared to 40% in 2010.

Dispensing Equipment sales of $32.2 million decreased $1.4 million, or 4% in the first quarter of 2011 compared with 2010. This change reflects 5% organic decline, partially offset by a 1% favorable foreign currency translation. The decrease in organic sales is due to market softness in North America, partially offset by strength in Europe and Asia. In the first quarter of 2011, organic sales decreased 50% domestically, primarily due to a large replenishment project in 2010 and increased 21% internationally. Organic sales to customers outside the U.S. were approximately 80% of total segment sales in the first quarter of 2011, compared with 61% in the comparable quarter of 2010.

Fire & Safety/Diversified Products sales of $66.7 million increased $3.3 million, or 5% in the first quarter of 2011 compared with 2010. This change reflects 4% organic growth and a 1% favorable foreign currency translation. The change in organic sales reflects strength in rescue equipment and engineered band clamping systems, partially offset by weakness in fire suppression. In the first quarter of 2011, organic sales increased 3% domestically and 6% internationally. Organic sales to customers outside the U.S. were approximately 56% of total segment sales in the first quarter of 2011, compared to 54% in 2010.

	Three Months
	Ended March 31,
	2011(1)	2010(4)

Fluid & Metering Technologies
Net sales	$195,273	$167,108
Operating income(2)	40,237	30,989
Operating margin	20.6%	18.5%
Depreciation and amortization	$7,969	$7,726
Capital expenditures	3,467	3,594
Health & Science Technologies
Net sales	$133,635	$93,291
Operating income(2)	31,114	19,703
Operating margin	23.3%	21.1%
Depreciation and amortization	$5,013	$3,811
Capital expenditures	3,339	1,478
Dispensing Equipment
Net sales	$32,158	$33,554
Operating income(2)	5,639	6,639
Operating margin	17.5%	19.8%
Depreciation and amortization	$1,023	$1,033
Capital expenditures	424	213
Fire & Safety/Diversified Products
Net sales	$66,729	$63,401
Operating income(2)	15,503	13,071
Operating margin	23.2%	20.6%
Depreciation and amortization	$1,319	$1,452
Capital expenditures	1,260	864
Total IDEX
Net sales	$427,089	$355,598
Operating income(2)	77,721	57,893
Operating margin	18.2%	16.3%
Depreciation and amortization(3)	$15,622	$14,284
Capital expenditures	10,084	7,350

(1)	Three month data includes acquisitions of Periflo (September 2010) and OBL (July 2010) in the Fluid & Metering Technologies Segment and Microfluidics (March 2011), AT Films (January 2011), Fitzpatrick (November 2010) and Seals/PPE (April 2010) in the Health & Science Technologies Segment from the date of acquisition.

(2)	Group operating income excludes unallocated corporate operating expenses.

(3)	Excludes amortization of debt issuance expenses.

(4)	Revised to reflect the movement of the Pharma group from the Fluid & Metering Technologies Segment to the Health & Science Technologies Segment.

Gross profit of $178.7 million in the first quarter of 2011 increased $31.2 million, or 21% from 2010. Gross profit as a percent of sales was 41.8% in the first quarter of 2011 and 41.5% in 2010. The increase in gross margin primarily reflects higher volume and product mix.

Selling, general and administrative (“SG&A”) expenses increased to $101.0 million in the first quarter of 2011 from $87.8 million in 2010. The $13.2 million increase reflects approximately $6.1 million in volume related expenses and $7.1 million for incremental costs associated with acquisitions. As a percent of sales, SG&A expenses were 23.6% for 2011 and 24.7% for 2010.

During the three months ended March 31, 2010, the Company recorded pre-tax restructuring expenses totaling $1.9 million. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives.

Operating income of $77.7 million and operating margins of 18.2% in the first quarter of 2011 were up from the $57.9 million and 16.3% recorded in 2010, primarily reflecting an increase in volume and improved productivity. In the Fluid & Metering Technologies Segment, operating income of $40.2 million and operating margins of 20.6% in the first quarter of 2011 were up from the $31.0 million and 18.5% recorded in 2010 principally due to higher sales, sourcing initiatives, strategic pricing and cost control. In the Health & Science Technologies Segment, operating income of $31.1 million and operating margins of 23.3% in the first quarter of 2011 were up from the $19.7 million and 21.1% recorded in 2010 due to volume leverage, improved mix with new products and increased content on OEM platforms. In the Dispensing Equipment Segment, operating income of $5.6 million and operating margins of 17.5% in the first quarter of 2011 were down from the $6.6 million of operating income and 19.8% recorded in 2010, due to lower volumes, partially offset by cost reduction initiatives and improved productivity. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $15.5 million and 23.2%, respectively, were higher than the $13.1 million and 20.6% recorded in 2010, primarily due to volume leverage and favorable product mix. The Company incurred $2.6 million of acquisition related transaction costs and fair value inventory charges in the first quarter of 2011, of which $1.6 million was recorded in selling, general and administrative expense and $1.0 was recorded in cost of sales.

Other expense of $0.9 million in 2011 was lower than the $0.3 million gain in 2010, due to losses on foreign currency transactions in 2011.

Interest expense increased to $6.4 million in 2011 from $3.4 million in 2010. The increase was principally due to higher debt levels.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $22.4 million in the first quarter of 2011 compared to the first quarter of 2010, which was $18.1 million. The effective tax rate decreased to 31.8% for the first quarter of 2011 compared to 33.1% in the first quarter of 2010 due to the mix of global pre-tax income among jurisdictions.

Net income for the current quarter of $48.0 million increased from the $36.6 million earned in the first quarter of 2010. Diluted earnings per share in the first quarter of 2011 of $0.57 increased $0.12, or 27%, compared with the first quarter of 2010.

Liquidity and Capital Resources

At March 31, 2011, working capital was $375.3 million and the current ratio was 2.1 to 1. Cash flows from operating activities for the first quarter of 2011 increased $2.0 million, or 7%, to $29.1 million compared to the first quarter of 2010 mainly due to increased volume.

Cash flows provided by operations were more than adequate to fund capital expenditures of $11.4 million and $7.5 million in the first three months of 2011 and 2010, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the Company’s global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

The Company completed the acquisitions of AT Films on January 20, 2011 for cash consideration of $31.8 million and contingent consideration valued at approximately $2.7 million and Microfluidics on March 11, 2011 for cash consideration of $18.6 million. The cash payments for both acquisitions were paid with cash on hand.

The Company maintains a $600.0 million unsecured domestic, multi-currency bank revolving Credit Facility, which expires on December 21, 2011. At March 31, 2011 there was $19.2 million outstanding under the Credit

Facility. The net available borrowing under the Credit Facility as of March 31, 2011, was approximately $580.8 million. Interest is payable quarterly on the outstanding borrowings at the bank agent’s reference rate. Interest on borrowings based on LIBOR plus an applicable margin is payable on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 24 basis points to 50 basis points. Based on the Company’s BBB rating at March 31, 2011, the applicable margin was 40 basis points. An annual Credit Facility fee, also based on the Company’s credit rating, is currently 10 basis points and is payable quarterly.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”), with covenants consistent with the Credit Facility and a maturity on December 21, 2011. At March 31, 2011, there was $82.0 million outstanding under the Term Loan, which was included within the current portion of long term debt. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Company currently maintains an interest rate exchange agreement related to the Term Loan which expires in December 2011. This interest rate exchange agreement has a current notional amount of $82.0 million and effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Euro Notes due June 9, 2015 (“2.58% Senior Euro Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future, provided that the aggregate principal amount outstanding under the agreement at any time does not exceed $750.0 million. The 2.58% Senior Euro Notes bear interest at a rate of 2.58% per annum and will mature on June 9, 2015. The 2.58% Senior Euro Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the 2.58% Senior Euro Notes; provided that any such portion is greater than 5% of the aggregate principal amount of Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2.58% Senior Euro Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the 2.58% Senior Euro Notes affected thereby may declare all the 2.58% Senior Euro Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2.58% Senior Euro Notes may declare all the 2.58% Senior Euro Notes to be due and payable immediately. The Company used a portion of the proceeds from the private placement to pay down existing debt outstanding under the Credit Facility that had previously been denominated in Euros, with the remainder being available for ongoing business activities.

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of approximately $295.7 million, after deducting the $1.6 million issuance discount, the $1.9 million underwriting commission and estimated offering expenses of approximately $0.8 million, was used to repay $250.0 million of outstanding indebtedness under the Credit Facility. The balance of the net proceeds was used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15 and December 15, beginning June 15, 2011. The Company may redeem all or part of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture (“Indenture”) governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest if any.

On April 15, 2010, the Company entered into a forward starting interest rate contract with a notional amount of $300.0 million with a settlement date in December 2010. This contract was entered into in anticipation of the issuance of the 4.5% Senior Notes and was designed to lock in the market interest rate as of April 15, 2010. The Company settled this interest rate contract in December 2010, resulting in a $31.0 million payment. The $31.0 million is being amortized into interest expense over the 10 year term of the 4.5% Senior Notes, which results in an effective interest rate of 5.8%.

There are two key financial covenants that the Company is required to maintain in connection with the Credit Facility, Term Loan, and 2.58% Senior Euro Notes. There are no financial covenants relating to the 4.5% Senior Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio (operating cash flow to interest) of 3.0 to 1 and a maximum leverage ratio (outstanding debt to operating cash flow) of 3.25 to 1. At March 31, 2011, the Company was in compliance with both of these financial covenants.

The Company believes current cash and cash that will be generated from operations during 2011 will be sufficient to meet our operating cash requirements, planned capital expenditures, interest on all borrowings, required debt repayments, pension and postretirement funding requirements and annual dividend payments to holders of the Company’s stock during 2011. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of March 31, 2011, $19.2 million is outstanding under the existing Credit Facility and $82.0 million is outstanding under the Term Loan and both are classified under the current portion of long term debt on the Consolidated Balance Sheet. The Company’s current intention, if the available terms and conditions are acceptable, is to enter into a new revolving credit facility agreement during 2011 since the existing Credit Facility matures on December 21, 2011. If the available terms are not acceptable, the Company expects cash and cash from operations to be adequate to repay these balances during 2011.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2011, that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and eight of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. Such components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
			Part of Publicly	be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs(1)

January 1, 2011 to January 31, 2011	—	—	—	$75,000,020
February 1, 2011 to February 28, 2011	—	—	—	$75,000,020
March 1, 2011 to March 31, 2011	—	—	—	$75,000,020

Total	—	—	—	$75,000,020

(1)	On April 21, 2008, IDEX’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares either in the open market or through private transactions.

Item 6.	Exhibits.

The exhibits listed in the accompanying “Exhibit Index” are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEX Corporation
/s/  Heath A. Mitts
Heath A. Mitts
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/  Michael J. Yates
Michael J. Yates
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

May 3, 2011

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on April 21, 1988)
3	.1(a)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235)
3	.1(b)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1(b) to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)
3.2		Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on July 17, 1989)
3	.2(a)	Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on February 12, 1990)
4.1		Restated Certificate of Incorporation and By-Laws of IDEX Corporation (filed as Exhibits No. 3.1 through 3.2 (a))
4.2		Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)
*10	.1**	Revised and Restated IDEX Management Incentive Compensation Plan for Key Employees
*31	.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002
*31	.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002
*32	.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
*32	.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
*101		The following financial information from IDEX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended March 31, 2011 and March 31, 2010, (ii) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended March 31, 2011 and March 31, 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith

**	Management contract or compensatory plan or agreement.