Form 10-Q
period 2011-06-30
IDEX CORP /DE/
filed 2011-08-08
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Number of shares of common stock of IDEX Corporation outstanding as of July 31, 2011: 83,079,161.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Current assets
Cash and cash equivalents	$202,961	$235,136
Receivables, less allowance for doubtful accounts of $5,854 at June 30, 2011 and $5,322 at December 31, 2010	270,234	213,553
Inventories — net	282,381	196,546
Other current assets	58,429	47,523

Total current assets	814,005	692,758
Property, plant and equipment — net	231,538	188,562
Goodwill	1,450,988	1,207,001
Intangible assets — net	406,340	281,392
Other noncurrent assets	20,449	11,982

Total assets	$2,923,320	$2,381,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$128,117	$104,055
Accrued expenses	122,894	117,879
Current portion of long-term debt and short-term borrowings	85,020	119,445
Dividends payable	14,095	12,289

Total current liabilities	350,126	353,668
Long-term borrowings	793,117	408,450
Deferred income taxes	169,810	148,534
Other noncurrent liabilities	98,617	95,383

Total liabilities	1,411,670	1,006,035

Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 85,751,231 shares at June 30, 2011 and 84,636,668 shares at December 31, 2010	858	846
Additional paid-in capital	478,173	441,271
Retained earnings	1,075,006	1,005,040
Treasury stock at cost: 2,729,127 shares at June 30, 2011 and 2,566,985 shares at December 31, 2010	(64,556)	(58,788)
Accumulated other comprehensive income (loss)	22,169	(12,709)

Total shareholders’ equity	1,511,650	1,375,660

Total liabilities and shareholders’ equity	$2,923,320	$2,381,695

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$453,798	$378,526	$880,887	$734,124
Cost of sales	268,959	223,705	517,348	431,762

Gross profit	184,839	154,821	363,539	302,362
Selling, general and administrative expenses	105,210	91,010	206,189	178,791
Restructuring expenses	—	1,031	—	2,898

Operating income	79,629	62,780	157,350	120,673
Other income (expense) — net	347	239	(560)	493
Interest expense	6,720	3,599	13,174	7,033

Income before income taxes	73,256	59,420	143,616	114,133
Provision for income taxes	23,074	19,022	45,483	37,110

Net income	$50,182	$40,398	$98,133	$77,023

Basic earnings per common share	$0.61	$0.50	$1.19	$0.95

Diluted earnings per common share	$0.60	$0.49	$1.17	$0.94

Share data:
Basic weighted average common shares outstanding	82,151	80,369	81,790	80,225
Diluted weighted average common shares outstanding	83,778	81,800	83,507	81,655

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income
	Common				Cumulative
	Stock and		Cumulative	Retirement	Unrealized		Total
	Additional	Retained	Translation	Benefits	Loss on	Treasury	Shareholders’
	Paid-In Capital	Earnings	Adjustment	Adjustments	Derivatives	Stock	Equity

Balance, December 31, 2010	$442,117	$1,005,040	$38,302	$(30,088)	$(20,923)	$(58,788)	$1,375,660

Net income	—	98,133	—	—	—	—	98,133
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	31,537	—	—	—	31,537
Amortization of retirement obligations	—	—	—	1,577	—	—	1,577
Net change on derivatives designated as cash flow hedges	—	—	—	—	1,764	—	1,764

Other comprehensive income	—	—	—	—	—	—	34,878

Comprehensive income	—	—	—	—	—	—	133,011

Issuance of 1,108,287 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans, net of tax benefit	27,114	—	—	—	—	—	27,114
Unvested shares surrendered for tax withholding	—	—	—	—	—	(5,768)	(5,768)
Share-based compensation	9,800	—	—	—	—	—	9,800
Cash dividends declared — $.34 per common share	—	(28,167)	—	—	—	—	(28,167)

Balance, June 30, 2011	$479,031	$1,075,006	$69,839	$(28,511)	$(19,159)	$(64,556)	$1,511,650

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months
	Ended June 30,
	2011	2010

Cash flows from operating activities
Net income	$98,133	$77,023
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	(2,831)	—
Depreciation and amortization	17,127	16,920
Amortization of intangible assets	15,449	12,733
Amortization of debt issuance expenses	647	219
Share-based compensation expense	10,082	9,330
Deferred income taxes	2,427	1,656
Excess tax benefit from share-based compensation	(4,010)	(2,284)
Changes in:
Receivables	(25,722)	(20,950)
Inventories	(19,532)	(14,618)
Trade accounts payable	6,101	10,668
Accrued expenses	(6,490)	9,547
Other — net	(10,543)	(4,539)

Net cash flows provided by operating activities	80,838	95,705
Cash flows from investing activities
Cash purchases of property, plant and equipment	(18,618)	(17,533)
Proceeds from disposal of fixed assets	12,651	—
Acquisition of businesses, net of cash acquired	(446,044)	(51,273)
Other — net	(2,289)	—

Net cash flows used in investing activities	(454,300)	(68,806)
Cash flows from financing activities
Borrowings under credit facilities for acquisitions	365,000	53,866
Borrowings under revolving facilities	374,222	—
Borrowings under credit facilities	1,886	2,266
Proceeds from issuance of 2.58% Senior Euro Notes	—	96,762
Payments under credit facilities and term loan	(402,976)	(73,297)
Debt issuance costs	(2,465)	—
Dividends paid	(26,360)	(21,869)
Proceeds from stock option exercises	24,053	5,994
Excess tax benefit from share-based compensation	4,010	2,284
Unvested shares surrendered for tax withholding	(5,768)	(743)

Net cash flows provided by financing activities	331,602	65,263
Effect of exchange rate changes on cash and cash equivalents	9,685	(6,550)

Net increase (decrease) in cash	(32,175)	85,612
Cash and cash equivalents at beginning of year	235,136	73,526

Cash and cash equivalents at end of period	$202,961	$159,138

Supplemental cash flow information
Cash paid for:
Interest	$12,821	$6,840
Income taxes	35,307	24,974
Significant non-cash activities:
Contingent consideration for acquisition	2,707	—
Debt acquired with acquisition of business	1,400	722
Issuance of unvested shares	11,938	2,917

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Adoption of New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimated selling price. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company’s adoption of ASU No. 2009-13 effective January 1, 2011 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combinations”. ASU No. 2010-29 requires revenues and earnings of the combined entity be disclosed as if the business combination occurred as of the beginning of the comparable prior annual reporting period. The ASU also requires additional disclosures about adjustments included in the reported pro forma revenues and earnings. The Company adopted the provisions of ASU No. 2010-29 prospectively for business combinations for which the acquisition date is on or after January 1, 2011.

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-04 is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In June 2011, the FASB issued ASU 2011-05, an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-05 is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the three and six months ended June 30, 2010, the Company recorded $1.0 million and $2.9 million, respectively, of pre-tax restructuring expenses related to its 2009 restructuring initiative for employee severance related to employee reductions across various functional areas as well as facility closures resulting from the Company’s cost savings initiatives.

Pre-tax restructuring expenses, by segment, for the three months ended June 30, 2010 were as follows:

	Severance
	Costs	Exit Costs	Total
	(in thousands)

Fluid & Metering Technologies	$360	$184	$544
Health & Science Technologies	337	—	337
Dispensing Equipment	5	—	5
Fire & Safety/Diversified Products	125	—	125
Corporate office and other	—	20	20

Total restructuring costs	$827	$204	$1,031

Pre-tax restructuring expenses, by segment, for the six months ended June 30, 2010 were as follows:

	Severance
	Costs	Exit Costs	Total
	(in thousands)

Fluid & Metering Technologies	$711	$202	$913
Health & Science Technologies	846	54	900
Dispensing Equipment	120	—	120
Fire & Safety/Diversified Products	477	—	477
Corporate office and other	396	92	488

Total restructuring costs	$2,550	$348	$2,898

Restructuring accruals of $1.0 million and $3.5 million as of June 30, 2011 and December 31, 2010, respectively, are reflected in Accrued expenses in the Consolidated Balance Sheets as follows:

(In thousands)

Balance at January 1, 2011	$3,543
Payments/Utilization	(2,502)

Balance at June 30, 2011	$1,041

The remainder of the restructuring accrual is expected to be paid by the end of 2011.

3.	Acquisitions

On January 20, 2011, the Company acquired the membership interests of Advanced Thin Films, LLC (“AT Films”). AT Films specializes in optical components and coatings for applications in the fields of scientific research,

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defense, aerospace, telecommunications and electronics manufacturing. AT Films’ core competence is the design and manufacture of filters, splitters, reflectors and mirrors with the precise physical properties required to support their customers’ most challenging and cutting-edge optical applications. Headquartered in Boulder, Colorado, AT Films has annual revenues of approximately $9.0 million. AT Films operates within the Health & Science Technologies Segment as a part of the IDEX optics and photonics platform. The Company acquired AT Films for an aggregate purchase price of $34.5 million, consisting of $31.8 million in cash and contingent consideration valued at approximately $2.7 million. The potential undiscounted amount of all future payments that the Company could be required to pay under the contingent consideration arrangement is between $0 and $3.0 million. Goodwill and intangible assets recognized as part of this transaction were $16.7 million and $11.4 million, respectively. The $16.7 million of goodwill is deductible for tax purposes.

On March 11, 2011, the Company completed the acquisition of Microfluidics International Corporation (“Microfluidics”). Microfluidics is a global leader in the design and manufacture of laboratory and commercial equipment used in the production of micro and nano scale materials for the pharmaceutical and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer® family of high shear fluid processors for uniform particle size reduction, robust cell disruption and nanoparticle creation. Microfluidics operates within the Health & Science Technologies Segment as a part of the IDEX Pharma platform. The Company acquired Microfluidics for an aggregate purchase price of $18.5 million in cash. Headquartered in Newton, Massachusetts, Microfluidics has annual revenues of approximately $16.0 million. Goodwill and intangible assets recognized as part of this transaction were $4.4 million and $9.7 million, respectively. The $4.4 million of goodwill is not deductible for tax purposes.

On June 10, 2011, the Company completed the acquisition of CVI Melles Griot (“CVI MG”). CVI MG is a global leader in the design and manufacture of precision photonic solutions used in the life sciences, research, semiconductor, security and defense markets. CVI MG’s innovative products are focused on the generation, control and productive use of light for a variety of key science and industrial applications. Products include specialty lasers and light sources, electro-optical components, specialty shutters, opto-mechanical assemblies and components. In addition, CVI MG produces critical components for life science research, electronics manufacturing, military and other industrial applications including lenses, mirrors, filters and polarizers. These components are utilized in a number of important applications such as spectroscopy, cytometry (cell counting), guidance systems for target designation, remote sensing, menology and optical lithography. CVI MG operates within the Health and Science Technologies Segment as part of the IDEX optics and photonics platform. The Company acquired CVI MG for an aggregate purchase price of $397.1 million, consisting of $395.7 million in cash and the assumption of approximately $1.4 million of debt. Approximately $365.0 million of the cash payment was financed with borrowings under the Company’s revolving credit facility. Headquartered in Albuquerque, New Mexico, with manufacturing sites located on three continents, CVI MG has annual revenues of approximately $185.0 million. Goodwill and intangible assets recognized as part of this transaction were $199.5 million and $114.3 million, respectively. Approximately $116.6 million of goodwill is deductible for tax purposes.

The purchase price for CVI MG, AT Films and Microfluidics has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The Company is in the process of obtaining or finalizing appraisals of tangible and intangible assets and it is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the businesses become known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of the filing of these financial statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values at June 30, 2011, is as follows:

	AT Films	Microfluidics	CVI MG	Total
	(In thousands)

Accounts receivable	$947	$1,760	$24,571	$27,278
Inventory	852	2,226	58,957	62,035
Other current assets, net of cash acquired	73	1,129	5,546	6,748
Property, plant and equipment	5,019	567	40,375	45,961
Goodwill	16,687	4,420	199,458	220,565
Intangible assets	11,435	9,717	114,274	135,426
Other assets	—	1,915	1,974	3,889

Total assets acquired	35,013	21,734	445,155	501,902
Total liabilities assumed	(527)	(3,200)	(49,404)	(53,131)

Net assets acquired	$34,486	$18,534	$395,751	$448,771

Of the $135.4 million of acquired intangible assets, $47.0 million was assigned to a trade name that is not subject to amortization. The remaining $88.4 million of acquired intangible assets consist of patents, trade names, customer relationships, non-compete and unpatented technology, which are being amortized over a life of 2-15 years. The goodwill recorded for the acquisitions reflects the strategic fit and revenue and earnings growth potential of these businesses.

The Company incurred $5.3 million of acquisition-related transaction costs in the first six months of 2011. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including certain transactions that ultimately were not completed.

In accordance with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” the following unaudited pro forma information illustrates the effect on the Company’s net sales and net income for the three and six months ended June 30, 2011 and 2010, assuming that the 2011 acquisition had taken place at the beginning of 2010. As a result, the pro forma net income reflects adjustments for the three and six months ended June 30, 2010 to include $3.0 million and $16.4 million, respectively of pre-tax acquisition fair value inventory charges and adjustments for the three and six months ended June 30, 2011 to exclude $6.4 million and $11.2 million, respectively of pre-tax acquisition-related costs. The 2011 and 2010 supplemental pro forma net income are also adjusted to reflect the comparable impact of additional depreciation and amortization expense resulting from the fair value measurement of tangible and intangible assets and financing costs relating to the 2011 acquisitions.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Net sales	$486,895	$426,364	$963,031	$827,526
Net income	50,810	39,032	99,875	66,406
Diluted earnings per share	$0.61	$0.48	$1.19	$0.81

These pro forma results of operations have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated or that may result in the future.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Business Segments

The Company has four reportable business segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment and Fire & Safety/Diversified Products.

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for water & wastewater. The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting OEM specifications. The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Net sales
Fluid & Metering Technologies:
External customers	$205,155	$168,614	$400,288	$335,554
Intersegment sales	96	189	236	357

Total group sales	205,251	168,803	400,524	335,911

Health & Science Technologies:
External customers	143,719	104,886	277,033	196,637
Intersegment sales	400	1,345	721	2,885

Total group sales	144,119	106,231	277,754	199,522

Dispensing Equipment:
External customers	36,002	41,102	67,987	74,640
Intersegment sales	144	33	317	49

Total group sales	36,146	41,135	68,304	74,689

Fire & Safety/Diversified Products:
External customers	68,922	63,924	135,579	127,293
Intersegment sales	124	67	196	99

Total group sales	69,046	63,991	135,775	127,392

Intersegment elimination	(764)	(1,634)	(1,470)	(3,390)

Total net sales	$453,798	$378,526	$880,887	$734,124

Operating income
Fluid & Metering Technologies	$40,288	$29,461	$80,525	$60,450
Health & Science Technologies	28,065	21,209	59,179	40,912
Dispensing Equipment	10,377	9,712	16,016	16,351
Fire & Safety/Diversified Products	16,488	13,916	31,991	26,987
Corporate office and other	(15,589)	(11,518)	(30,361)	(24,027)

Total operating income	79,629	62,780	157,350	120,673
Interest expense	6,720	3,599	13,174	7,033
Other income (expense)-net	347	239	(560)	493

Income before taxes	$73,256	$59,420	$143,616	$114,133

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2011	2010
	(In thousands)

Assets:
Fluid & Metering Technologies	$1,081,447	$1,040,601
Health & Science Technologies	1,235,207	718,884
Dispensing Equipment	261,742	205,540
Fire & Safety/Diversified Products	290,704	278,567
Corporate office and other(1)	54,220	138,103

Total assets	$2,923,320	$2,381,695

(1)	Includes intersegment eliminations.

5.	Earnings Per Common Share

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

ASC 260 “Earnings Per Share”, (“ASC 260”) concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $0.4 million for both the three months ended June 30, 2011 and 2010. Net income attributable to common shareholders was reduced by $0.8 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively.

Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Basic weighted average common shares outstanding	82,151	80,369	81,790	80,225
Dilutive effect of stock options, unvested shares, and DCUs	1,627	1,431	1,717	1,430

Diluted weighted average common shares outstanding	83,778	81,800	83,507	81,655

Options to purchase approximately 0.7 million and 2.4 million shares of common stock as of June 30, 2011 and 2010, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Inventories

The components of inventories as of June 30, 2011 and December 31, 2010 were:

	June 30,	December 31,
	2011	2010
	(In thousands)

Raw materials and component parts	$154,316	$126,901
Work-in-process	51,798	23,164
Finished goods	76,267	46,481

Total	$282,381	$196,546

Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

7.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2011, by reportable business segment, were as follows:

	Fluid &	Health &		Fire & Safety/
	Metering	Science	Dispensing	Diversified
	Technologies	Technologies	Equipment	Products	Total
	(In thousands)

Balance at December 31, 2010(1)	$523,766	$439,415	$98,780	$145,040	$1,207,001
Acquisition adjustments	—	286	—	—	286
Foreign currency translation	10,049	1,744	6,634	4,709	23,136
Acquisitions	—	220,565	—	—	220,565

Balance at June 30, 2011	$533,815	$662,010	$105,414	$149,749	$1,450,988

(1)	Revised to reflect the movement of the Pharma group from the Fluid & Metering Technologies Segment to the Health & Science Technologies Segment.

ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31st, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 31, 2010. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the six months ended June 30, 2011.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2011 and December 31, 2010:

	At June 30, 2011				At December 31, 2010
	Gross			Weighted	Gross
	Carrying	Accumulated		Average	Carrying	Accumulated
	Amount	Amortization	Net	Life	Amount	Amortization	Net
	(In thousands)

Amortized intangible assets:
Patents	$11,433	$(3,898)	$7,535	12	$9,906	$(5,052)	$4,854
Trade names	74,649	(16,368)	58,281	15	69,043	(13,769)	55,274
Customer relationships	225,310	(58,561)	166,749	10	169,065	(47,686)	121,379
Non-compete agreements	4,886	(3,752)	1,134	4	4,087	(3,501)	586
Unpatented technology	72,570	(12,137)	60,433	11	43,206	(9,407)	33,799
Other	5,962	(2,862)	3,100	10	5,957	(2,557)	3,400

Total amortized intangible assets	394,810	(97,578)	297,232		301,264	(81,972)	219,292
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
CVI Melles Griot trade name	47,008	—	47,008		—	—	—

Total intangible assets	$503,918	$(97,578)	$406,340		$363,364	$(81,972)	$281,392

The unamortized trade names are indefinite lived intangible assets which are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

8.	Accrued Expenses

The components of accrued expenses as of June 30, 2011 and December 31, 2010 were:

	June 30,	December 31,
	2011	2010
	(In thousands)

Payroll and related items	$54,243	$46,937
Management incentive compensation	9,363	19,985
Income taxes payable	11,255	6,126
Deferred income taxes	33	723
Insurance	5,231	5,544
Warranty	4,710	3,831
Deferred revenue	9,638	7,172
Restructuring	1,041	3,543
Interest rate exchange agreement	1,161	2,328
Liability for uncertain tax positions	1,484	1,647
Accrued interest	807	1,101
Contingent consideration for acquisition	1,394	—
Other	22,534	18,942

Total accrued expenses	$122,894	$117,879

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Other Noncurrent Liabilities

The components of noncurrent liabilities as of June 30, 2011 and December 31, 2010 were:

	June 30,	December 31,
	2011	2010
	(In thousands)

Pension and retiree medical obligations	$79,847	$74,559
Liability for uncertain tax positions	4,864	5,912
Deferred revenue	3,658	4,225
Other	10,248	10,687

Total other noncurrent liabilities	$98,617	$95,383

10.	Borrowings

Borrowings at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)

Revolving Facility	$374,222	$—
Credit Facility	—	27,842
Term Loan	82,000	90,000
2.58% Senior Euro Notes	116,559	107,341
4.5% Senior Notes	298,490	298,427
Other borrowings	6,866	4,285

Total borrowings	878,137	527,895
Less current portion	85,020	119,445

Total long-term borrowings	$793,117	$408,450

On June 27, 2011, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other lenders party thereto. The Credit Agreement replaces the Company’s previous $600.0 million credit facility, which was due to expire in December 2011.

The Credit Agreement consists of a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $700.0 million with a final maturity date of June 27, 2016. The maturity date may be extended under certain conditions for an additional one-year term prior to the second anniversary of the initial closing date of June 27, 2011. Up to $75.0 million of the Revolving Facility is available for the issuance of letters of credit. Additionally, up to $25.0 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.

Proceeds of the Revolving Facility are available for use by the Borrowers for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments may not exceed $950.0 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. As of the agreement date, Fluid Management Europe B.V., (“FME”) and IDEX UK Ltd. (“IDEX UK”) were approved by the lenders as designated borrowers. At June 30, 2011, FME had no borrowings under the Revolving Facility, while IDEX UK’s borrowings under the Revolving Facility were

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

£12.0 million ($19.2 million). As IDEX UK’s borrowings under the Revolving Facility are British Pound denominated and the cash flows that will be used to make payments of principal and interest are predominately generated in British Pounds, the Company does not anticipate any significant foreign exchange gains or losses in servicing this debt.

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at June 30, 2011, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

The Credit Agreement requires payment to the lenders of a facility fee based upon (a) the amount of the lenders’ commitments under the Revolving Facility from time to time and (b) the applicable corporate credit ratings of the Company. Voluntary prepayments of any loans and voluntary reductions of the unutilized portion of the commitments under the Revolving Facility are permissible without penalty, subject to break funding payments and minimum notice and minimum reduction amount requirements.

The Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for senior unsecured credit agreements, including a financial covenant requiring the maintenance of a 3.25 to 1.0 or lower leverage ratio, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA, each as defined in the Credit Agreement.

The Credit Agreement also contains customary events of default (subject to grace periods, as appropriate) including among others: nonpayment of principal, interest or fees; breach of the representations or warranties in any material respect; breach of the financial, affirmative or negative covenants; payment default on, or acceleration of, other material indebtedness; bankruptcy or insolvency; material judgments entered against the Company or any of its subsidiaries; certain specified events under the Employee Retirement Income Security Act of 1974, as amended; certain changes in control of the Company; and the invalidity or unenforceability of the Credit Agreement or other documents associated with the Credit Agreement.

At June 30, 2011, there was $374.2 million outstanding under the Credit Agreement and outstanding letters of credit totaled approximately $7.0 million. The net available borrowing under the Revolving Facility at June 30, 2011, was approximately $318.8 million.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”), with covenants consistent with its credit facility and a maturity on December 21, 2011. At June 30, 2011, there was $82.0 million outstanding under the Term Loan, which was included within the current portion of long-term debt. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points.

The Company currently maintains an interest rate exchange agreement related to the Term Loan which expires in December 2011. This interest rate exchange agreement has a current notional amount of $82.0 million and effectively converts $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate is comprised of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Euro Notes due June 9, 2015 (“2.58% Senior Euro Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides for the issuance of additional series of notes in the future, provided that the aggregate principal amount outstanding under the agreement at any time does not exceed $750.0 million. The 2.58% Senior Euro Notes bear interest at a rate of 2.58% per annum and will mature on June 9, 2015. The 2.58% Senior Euro Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the 2.58% Senior Euro Notes; provided that any such portion is greater than 5% of the aggregate principal amount of Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2.58% Senior Euro Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the 2.58% Senior Euro Notes affected thereby may declare all the 2.58% Senior Euro Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2.58% Senior Euro Notes may declare all the 2.58% Senior Euro Notes to be due and payable immediately. The Company used a portion of the proceeds from the private placement to pay down existing debt outstanding under its credit facility that had previously been denominated in Euros, with the remainder being available for ongoing business activities.

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of approximately $295.7 million, after deducting the $1.6 million issuance discount, the $1.9 million underwriting commission and estimated offering expenses of approximately $0.8 million, were used to repay $250.0 million of outstanding indebtedness under the Credit Facility. The balance of the net proceeds was used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15 and December 15, beginning June 15, 2011. The Company may redeem all or part of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture (“Indenture”) governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility, Term Loan, and 2.58% Senior Euro Notes. There are no financial covenants relating to the 4.5% Senior Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At June 30, 2011, the Company was in compliance with both of these financial covenants.

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

At June 30, 2011, the Company had one interest rate exchange agreement. The interest rate exchange agreement, expiring in December 2011, with a current notional amount of $82.0 million, effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate consists of the fixed rate on the interest rate exchange agreements and the Company’s current margin of 80 basis points on the Term Loan.

Approximately $4.7 million of the gross amount included in accumulated other comprehensive income (loss) in shareholders’ equity at June 30, 2011 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized. The $4.7 million is comprised of $1.2 million from the interest rate agreement and $3.5 million from the forward starting interest rate contract settled in December 2010 (see Note 10).

On May 31, 2011, the Company settled foreign currency exchange contracts with an aggregate notional amount of $0.5 million; the impact of this settlement was immaterial.

The following table sets forth the fair value amounts of derivative instruments held by the Company as of June 30, 2011 and December 31, 2010:

	Fair Value Assets (Liabilities)
	June 30,	December 31,
	2011	2010	Balance Sheet Caption
	(In thousands)

Interest rate agreements	$(1,161)	$(2,328)	Accrued expenses
Foreign exchange contracts	—	176	Other current assets

The following table summarizes the gain (loss) recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts for June 30, 2011 and 2010:

			Expense
	Gain (Loss) Recognized in		and Gain
	Other Comprehensive		Reclassified into
	Income		Income
	Three Months Ended June 30,				Income
	2011	2010	2011	2010	Statement Caption
	(In thousands)

Interest rate agreements	$956	$(26,871)	$(1,518)	$(2,279)	Interest expense
Foreign exchange contracts	—	2	107	—	Sales

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gain (Loss) Recognized in		Expense
	Other		and Gain
	Comprehensive		Reclassified into
	Income		Income
	Six Months Ended June 30,				Income
	2011	2010	2011	2010	Statement Caption
	(In thousands)

Interest rate agreements	$1,911	$(26,755)	$(3,078)	$(4,605)	Interest expense
Foreign exchange contracts	(55)	2	227	—	Sales

12.	Fair Value Measurements

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

The following table summarizes the basis used to measure the Company’s financial assets and (liabilities) at fair value on a recurring basis in the balance sheet at June 30, 2011 and December 31, 2010:

	Basis of Fair Value Measurements
	Balance at
	June 30, 2011	Level 1	Level 2	Level 3
	(In thousands)

Money market investment	$8,000	$8,000	$—	$—
Available for sale securities	2,353	2,353	—	—
Contingent consideration	(2,707)	—	—	(2,707)
Interest rate agreements	(1,161)	—	(1,161)	—

	Basis of Fair Value Measurements
	Balance at
	December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)

Money market investment	$96,730	$96,730	$—	$—
Interest rate agreements	(2,328)	—	(2,328)	—
Foreign currency contracts	176	—	176	—

There were no transfers of assets or liabilities between Level 1 and Level 2 during the first six months in 2011 or 2010.

In determining the fair value of the Company’s interest rate exchange agreement derivatives, the Company used a present value of expected cash flows based on market observable interest rate yield curves commensurate

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the term of each instrument and the credit default swap market to reflect the credit risk of either the Company or the counterparty.

In determining the fair value of the Company’s contingent consideration, the Company used a probability weighted estimate based on an independent appraisal, adjusted for the time value of money.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At June 30, 2011, the fair value of our Revolving Facility, Term Loan, 2.58% Senior Euro Notes and 4.5% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $834.1 million compared to the carrying value of $871.3 million.

13.	Common and Preferred Stock

At June 30, 2011 and December 31, 2010, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was issued at June 30, 2011 and December 31, 2010.

14.	Share-Based Compensation

During the six months ended June 30, 2011, the Company granted approximately 0.7 million stock options and 0.2 million unvested shares, respectively. During the six months ended June 30, 2010, the Company granted approximately 0.9 million stock options and 0.3 million unvested shares, respectively.

Weighted average option fair values and assumptions for the periods specified are disclosed in the following table:

	Three Months Ended June 30,
	2011	2010

Weighted average fair value of grants	$12.89	$9.22
Dividend yield	1.35%	1.85%
Volatility	31.96%	32.97%
Risk-free forward interest rate	0.26% - 5.62%	0.34% - 5.33%
Expected life (in years)	5.89	5.97

	Six Months Ended June 30,
	2011	2010

Weighted average fair value of grants	$12.31	$9.54
Dividend yield	1.45%	1.50%
Volatility	32.73%	33.45%
Risk-free forward interest rate	0.28% - 5.62%	0.32% - 5.69%
Expected life (in years)	6.13	5.98

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•	The Company uses historical data to estimate the expected life of the option. The expected life assumption for the three and six months ended June 30, 2011 and 2010 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the three and six months ended June 30, 2011 and 2010, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s general policy is to issue authorized and unissued shares of common stock to satisfy stock option exercises or grants of unvested shares.

Total compensation cost for the stock options is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Cost of goods sold	$208	$271	$443	$529
Selling, general and administrative expenses	1,930	1,906	3,983	3,863

Total expense before income taxes	2,138	2,177	4,426	4,392
Income tax benefit	(716)	(713)	(1,452)	(1,413)

Total expense after income taxes	$1,422	$1,464	$2,974	$2,979

Total compensation cost for the unvested shares is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Cost of goods sold	$150	$138	$298	$265
Selling, general and administrative expenses	2,945	2,267	5,358	4,673

Total expense before income taxes	3,095	2,405	5,656	4,938
Income tax benefit	(582)	(483)	(1,086)	(1,050)

Total expense after income taxes	$2,513	$1,922	$4,570	$3,888

Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees and $0.1 million of compensation cost was capitalized as part of inventory.

As of June 30, 2011, there was $13.6 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, and $12.0 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.2 years.

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

	Pension Benefits
	Three Months Ended June 30,
	2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)

Service cost	$460	$211	$469	$173
Interest cost	1,132	595	1,139	519
Expected return on plan assets	(1,198)	(282)	(1,108)	(80)
Net amortization	1,081	113	1,127	72

Net periodic benefit cost	$1,475	$637	$1,627	$684

	Pension Benefits
	Six Months Ended June 30,
	2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)

Service cost	$920	$413	$938	$357
Interest cost	2,264	1,169	2,279	1,071
Expected return on plan assets	(2,396)	(559)	(2,216)	(163)
Net amortization	2,162	223	2,254	148

Net periodic benefit cost	$2,950	$1,246	$3,255	$1,413

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Service cost	$173	$130	$346	$260
Interest cost	260	260	519	519
Net amortization	(39)	(76)	(78)	(175)

Net periodic benefit cost	$394	$314	$787	$604

The Company previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute approximately $7.9 million to its pension plans and $1.0 million to its other postretirement benefit plans in 2011. As of June 30, 2011, $4.8 million of contributions have been made to its pension plans and $0.4 million have been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $3.7 million in 2011 to fund its pension plans and other postretirement benefit plans.

16.	Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $23.1 million in the second quarter of 2011 from $19.0 million in the second quarter of 2010. The effective tax rate decreased to 31.5% for the second quarter of 2011 compared to 32.0% in the second quarter of 2010 due to the mix of global pre-tax income among jurisdictions.

The provision for income taxes increased to $45.5 million in the first six months of 2011 from $37.1 million in the same period of 2010. The effective tax rate decreased to 31.7% for the first six months of 2011 compared to 32.5% in the same period of 2010 due to the mix of global pre-tax income among jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.9 million.

18.	Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Net income	$50,182	$40,398	$98,133	$77,023
Other comprehensive income
Unrealized gains (loss) on derivatives, net of tax	860	(15,571)	1,764	(13,996)
Pension and other post-retirement plans, net of tax	792	(3)	1,577	740
Cumulative translation adjustment	6,659	(28,224)	31,537	(50,865)

Comprehensive income (loss)	$58,493	$(3,400)	$133,011	$12,902

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

19.	Subsequent Events

On July 12, 2011, the Company entered into a forward starting interest rate contract with a notional amount of $350.0 million and a settlement date of September 30, 2011 whereby the Company will pay fixed interest and will receive floating rate interest based on LIBOR through the termination date of September 30, 2021. This contract was entered into in anticipation of the expected issuance of new debt during the third quarter of 2011 and is designed to lock in the market interest rate as of July 12, 2011.

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

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for water & wastewater. The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting OEM specifications. The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

Results of Operations

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2011 and 2010. For purposes of this discussion and analysis, reference is made to the table below and the Company’s Consolidated Statements of Operations included in Item 1. Certain prior year amounts have been revised to reflect the movement of the Pharma group from the Fluid & Metering Technologies Segment to the Health & Science Technologies Segment.

Performance in the Three Months Ended June 30, 2011 Compared with the Same Period of 2010

Sales in the three months ended June 30, 2011 were $453.8 million, a 20% increase from the comparable period last year. This increase reflects a 8% increase in organic sales, 8% from acquisitions (OBL — July 2010, Periflo — September 2010, Fitzpatrick — November 2010, AT Films — January 2011, Microfluidics — March 2011 and CVI MG — June 2011) and 4% favorable foreign currency translation. Sales to international customers represented approximately 53% of total sales in the current period compared with 48% in the same period in 2010.

For the second quarter of 2011, Fluid & Metering Technologies contributed 45% of sales and 42% of operating income; Health & Science Technologies accounted for 32% of sales and 30% of operating income; Dispensing Equipment accounted for 8% of sales and 11% of operating income; and Fire & Safety/Diversified Products represented 15% of sales and 17% of operating income.

Fluid & Metering Technologies sales of $205.3 million increased $36.4 million, or 22% in the second quarter of 2011 compared with 2010. This reflects 16% organic growth, 2% growth from acquisitions (OBL and Periflo) and 4% favorable foreign currency translation. The increase in organic sales was driven by strong global growth across energy, chemical and agriculture. In the second quarter of 2011, organic sales increased approximately 14% domestically and 18% internationally. Organic sales to customers outside the U.S. were approximately 46% of total segment sales during the second quarter of 2011, compared to 45% in 2010.

Health & Science Technologies sales of $144.1 million increased $37.9 million, or 36% in the second quarter of 2011 compared with 2010. This reflects 10% organic growth, 23% growth from acquisitions (Fitzpatrick, AT Films, Microfluidics and CVI MG) and 3% favorable foreign currency translation. The organic growth reflects market strength in pharma, life sciences, optics and containment. In the second quarter of 2011, organic sales increased 5% domestically and 19% internationally. Organic sales to customers outside the U.S. were approximately 47% of total segment sales in the second quarter of 2011, compared with 40% in 2010.

Dispensing Equipment sales of $36.1 million decreased $5.0 million, or 12% in the second quarter of 2011 compared with 2010. This reflects 21% organic decline, partially offset by a 9% favorable foreign currency translation. The decrease in organic sales was due to market softness in North America, partially offset by strength in Asia and Eastern Europe. In the second quarter of 2011, organic sales decreased 61% domestically, primarily due to North American replenishment programs in 2010 and increased 2% internationally. Organic sales to customers outside the U.S. were approximately 82% of total segment sales in the second quarter of 2011, compared with 65% in 2010.

Fire & Safety/Diversified Products sales of $69.0 million increased $5.1 million, or 8% in the second quarter of 2011 compared with 2010. This reflects 3% organic growth and a 5% favorable foreign currency translation. The change in organic sales reflects strength in rescue equipment and engineered band clamping systems, partially offset by weakness in fire suppression. In the second quarter of 2011, organic sales increased 4% domestically and 2% internationally. Organic sales to customers outside the U.S. were approximately 52% of total segment sales in the second quarter of 2011, compared with 53% in 2010.

	Three Months		Six Months
	Ended June 30,(1)		Ended June 30,(1)
	2011	2010(4)	2011	2010(4)
	(In thousands)

Fluid & Metering Technologies
Net sales	$205,251	$168,803	$400,524	$335,911
Operating income(2)	40,288	29,461	80,525	60,450
Operating margin	19.6%	17.5%	20.1%	18.0%
Depreciation and amortization	$8,211	$7,906	$16,180	$15,632
Capital expenditures	3,040	6,037	6,507	9,631
Health & Science Technologies
Net sales	$144,119	$106,231	$277,754	$199,522
Operating income(2)	28,065	21,209	59,179	40,912
Operating margin	19.5%	20.0%	21.3%	20.5%
Depreciation and amortization	$6,019	$4,661	$11,032	$8,472
Capital expenditures	1,984	2,326	5,323	3,804
Dispensing Equipment
Net sales	$36,146	$41,135	$68,304	$74,689
Operating income(2)	10,377	9,712	16,016	16,351
Operating margin	28.7%	23.6%	23.4%	21.9%
Depreciation and amortization	$901	$1,131	$1,924	$2,164
Capital expenditures	426	459	850	642
Fire & Safety/Diversified Products
Net sales	$69,046	$63,991	$135,775	$127,392
Operating income(2)	16,488	13,916	31,991	26,987
Operating margin	23.9%	21.8%	23.6%	21.2%
Depreciation and amortization	$1,474	$1,346	$2,793	$2,798
Capital expenditures	951	1,012	2,211	1,876
Total IDEX
Net sales	$453,798	$378,526	$880,887	$734,124
Operating income(2)	79,629	62,780	157,350	120,673
Operating margin	17.5%	16.6%	17.9%	16.4%
Depreciation and amortization(3)	$16,954	$15,369	$32,576	$29,653
Capital expenditures	7,004	10,686	17,088	18,036

(1)	Three and six month data includes acquisitions of Periflo (September 2010) and OBL (July 2010) in the Fluid & Metering Technologies Segment and CVI MG (June 2011), Microfluidics (March 2011), AT Films (January 2011), Fitzpatrick (November 2010) and Seals/PPE (April 2010) in the Health & Science Technologies Segment from the respective dates of acquisition.

(2)	Group operating income excludes unallocated corporate operating expenses.

(3)	Excludes amortization of debt issuance expenses.

(4)	Revised to reflect the movement of the Pharma group from the Fluid & Metering Technologies Segment to the Health & Science Technologies Segment.

Gross profit of $184.8 million in the second quarter of 2011 increased $30.0 million, or 19% from 2010. Gross profit as a percent of sales was 40.7% in the second quarter of 2011 and 40.9% in 2010. The decrease in gross margin primarily reflects a acquisition fair value inventory charge for CVI MG, partially offset by higher volume.

Selling, general and administrative (“SG&A”) expenses increased to $105.2 million in the second quarter of 2011 from $91.0 million in 2010. The $14.2 million increase reflects approximately $5.6 million in volume-related expenses, $7.7 million for incremental costs associated with acquisitions and $3.7 million of acquisition-related costs, partially offset by a $2.8 million gain from the sale of a facility in Italy. As a percentage of sales, SG&A expenses were 23.2% for 2011 and 24.0% for 2010.

During the three months ended June 30, 2010, the Company recorded pre-tax restructuring expenses totaling $1.0 million. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives.

Operating income of $79.6 million and operating margins of 17.5% in the second quarter of 2011 were up from the $62.8 million and 16.6% recorded in 2010, primarily reflecting an increase in volume, improved productivity and a gain from the sale of a facility in Italy, partially offset by a acquisition fair value inventory charge and acquisition-related costs. In the Fluid & Metering Technologies Segment, operating income of $40.3 million and operating margins of 19.6% in the second quarter of 2011 were up from the $29.5 million and 17.5% recorded in 2010 principally due to higher sales and improved productivity. In the Health & Science Technologies Segment, operating income of $28.1 million in the second quarter of 2011 was up from the $21.2 million recorded in 2010 due to volume leverage and productivity. Operating margin within the Health & Science Technologies Segment of 19.5% in the second quarter 2011 was down from 20.0% in 2010 primarily due to the inventory fair value charge associated with the CVI MG acquisition, partially offset by higher volume. In the Dispensing Equipment Segment, operating income of $10.4 million and operating margins of 28.7% in the second quarter of 2011 were up from the $9.7 million of operating income and 23.6% recorded in 2010, primarily due to a gain from the sale of a facility in Italy, partially offset by lower volume. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $16.5 million and 23.9%, respectively, were higher than the $13.9 million and 21.8% recorded in 2010, primarily due to volume leverage and favorable product mix. The Company incurred $6.7 million of acquisition related transaction costs and fair value inventory charges in the second quarter of 2011, of which $3.7 million was recorded in selling, general and administrative expense and $3.0 million was recorded in cost of sales.

Other income of $0.3 million in 2011 was slightly higher than the $0.2 million recorded in 2010.

Interest expense increased to $6.7 million in 2011 from $3.6 million in 2010. The increase was principally due to higher debt levels.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $23.1 million in the second quarter of 2011 compared with $19.0 million in 2010. The effective tax rate decreased to 31.5% for the second quarter of 2011 compared to 32.0% in the second quarter of 2010 due to the mix of global pre-tax income among jurisdictions.

Net income for the current quarter of $50.2 million increased from the $40.4 million earned in 2010. Diluted earnings per share in the second quarter of 2011 of $0.60 increased $0.11, or 22%, compared with 2010.

Performance in the Six Months Ended June 30, 2011 Compared with the Same Period of 2010

Sales in the six months ended June 30, 2011 were $880.9 million, a 20% increase from the comparable period last year. This increase reflects a 10% increase in organic sales, 8% from acquisitions (Seals/PPE — April 2010, OBL — July 2010, Periflo — September 2010, Fitzpatrick — November 2010, AT Films — January 2011, Microfluidics — March 2011 and CVI MG — June 2011) and 2% favorable foreign currency translation. Sales to international customers represented approximately 52% of total sales in the current period compared with 48% in 2010.

For the first six months of 2011, Fluid & Metering Technologies contributed 45% of sales and 43% of operating income; Health & Science Technologies accounted for 32% of sales and 31% of operating income; Dispensing Equipment accounted for 8% of sales and 9% of operating income; and Fire & Safety/Diversified Products represented 15% of sales and 17% of operating income.

Fluid & Metering Technologies sales of $400.5 million for the six months ended June 30, 2011 increased $64.6 million, or 19% compared with 2010, reflecting 15% organic growth, 2% growth from acquisitions (OBL and Periflo) and 2% favorable foreign currency translation. The increase in organic sales was driven by strong global growth in agriculture, chemical and energy. In the first six months of 2011, organic sales increased approximately 14% domestically and 17% internationally. Organic sales to customers outside the U.S. were approximately 45% of total segment sales during the first six months of both 2011 and 2010.

Health & Science Technologies sales of $277.8 million increased $78.2 million, or 39% in the first six months of 2011 compared with 2010. This reflects 14% organic growth, 23% growth from acquisitions (Seals/PPE, Fitzpatrick, AT Films, Microfluidics and CVI MG) and 2% favorable foreign currency translation. The organic growth reflects strength across all Health & Science Technologies product markets. In the first six months of 2011, organic sales increased 4% domestically and 27% internationally. Organic sales to customers outside the U.S. were approximately 48% of total segment sales in the first six months of 2011, compared with 40% in 2010.

Dispensing Equipment sales of $68.3 million decreased $6.4 million, or 9% in the first six months of 2011 compared with 2010. This change reflects a 14% organic decline, partially offset by a 5% favorable foreign currency translation. The decrease in organic sales was due to market softness in North America, partially offset by strength in Eastern Europe and Asia. In the first six months of 2011, organic sales decreased 56% domestically, primarily due to North American replenishment programs in 2010 and increased 10% internationally. Organic sales to customers outside the U.S. were approximately 81% of total segment sales in the first six months of 2011, compared with 63% in 2010.

Fire & Safety/Diversified Products sales of $135.8 million increased $8.4 million, or 7% in the first six months of 2011 compared with 2010. This change reflects 4% organic growth and a 3% favorable foreign currency translation. The change in organic sales reflects strength in rescue equipment and engineered band clamping systems, partially offset by weakness in fire suppression. In the first six months of 2011, organic sales increased 3% domestically and 4% internationally. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in the first six months of both 2011 and 2010.

Gross profit of $363.5 million in the first six months of 2011 increased $61.2 million, or 20% from 2010. Gross profit as a percent of sales was 41.3% in the first six months of 2011 and 41.2% in 2010. The increase in gross margin primarily reflects higher volume and product mix, partially offset by acquisition fair value inventory charges.

SG&A expenses increased to $206.2 million in the first six months of 2011 from $178.8 million in 2010. The $27.4 million increase reflects approximately $10.1 million in volume-related expenses, $14.8 million for incremental costs associated with acquisitions and $5.3 million of acquisition-related costs, partially offset by a $2.8 million gain from the sale of a facility in Italy. As a percent of sales, SG&A expenses were 23.4% for 2011 and 24.4% for 2010.

During the six months ended June 30, 2010, the Company recorded pre-tax restructuring expenses totaling $2.9 million. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives.

Operating income of $157.4 million and operating margins of 17.9% in the first six months of 2011 were up from the $120.7 million and 16.4% recorded in 2010, primarily reflecting an increase in volume, improved productivity and a gain from the sale of a facility in Italy, partially offset by acquisition fair value inventory charges and acquisition-related costs. In the Fluid & Metering Technologies Segment, operating income of $80.5 million and operating margins of 20.1% in the first six months of 2011 were up from the $60.5 million and 18.0% recorded in 2010 principally due to higher sales, sourcing initiatives, strategic pricing and cost control. In the Health & Science Technologies Segment, operating income of $59.2 million and operating margins of 21.3% in the first six months of 2011 were up from the $40.9 million and 20.5% recorded in 2010 due to volume leverage, improved mix with new products and increased content on OEM platforms, partially offset by the inventory fair value charge associated with the CVI MG acquisition. In the Dispensing Equipment Segment, operating income of $16.0 million in the first six months of 2011 was down slightly from the $16.4 million recorded in 2010. Operating margin within the Dispensing Equipment Segment of 23.4% in the first six months of 2011 was up from the 21.9% recorded in 2010, primarily due to a gain from the sale of a facility in Italy, partially offset by lower volume. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $32.0 million and 23.6%, respectively, were higher than the $27.0 million and 21.2% recorded in 2010, primarily due to volume leverage and favorable product mix. The Company incurred $9.3 million of acquisition related transaction costs and fair value inventory charges in the first six months of 2011, of which $5.3 million was recorded in selling, general and administrative expense and $4.0 million was recorded in cost of sales.

Other expense of $0.6 million in 2011 was lower than the $0.5 million gain in 2010, due to losses on foreign currency transactions in 2011.

Interest expense increased to $13.2 million in 2011 from $7.0 million in 2010. The increase was principally due to higher debt levels.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $45.5 million for the first six months of 2011 compared with $37.1 million in 2010. The effective tax rate decreased to 31.7% for the first six months of 2011 compared with 32.5% in 2010 due to the mix of global pre-tax income among jurisdictions.

Net income for the first six months of 2011 of $98.1 million increased from the $77.0 million earned in 2010. Diluted earnings per share in the first six months of 2011 of $1.17 increased $0.23, or 24%, compared with 2010.

Liquidity and Capital Resources

At June 30, 2011, working capital was $463.9 million and the current ratio was 2.3 to 1. Cash flows from operating activities for the first six months of 2011 decreased $14.9 million, or 16%, to $80.8 million compared to the first six months of 2010 mainly due to an increase in working capital requirements.

Cash flows provided by operations were more than adequate to fund capital expenditures of $18.6 million and $17.5 million in the first six months of 2011 and 2010, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the Company’s global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth.

The Company completed the acquisitions of AT Films on January 20, 2011 for cash consideration of $31.8 million and contingent consideration valued at approximately $2.7 million, Microfluidics on March 11, 2011 for cash consideration of $18.5 million and CVI MG on June 10, 2011 for cash consideration of $395.7 million and the assumption of approximately $1.4 million of debt. Approximately $365.0 million of the cash payment for CVI MG was financed with borrowings under the Company’s Revolving Facility and the remaining cash payments were funded from cash on hand.

The Company maintains the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At June 30, 2011, there was $374.2 million outstanding under the Revolving Facility and outstanding letters of credit totaled approximately $7.0 million. The net available borrowing capacity under the Revolving Facility at June 30, 2011, was approximately $318.8 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at June 30, 2011, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”), with covenants consistent with its credit facility and a maturity on December 21, 2011. At June 30, 2011, there was $82.0 million outstanding under the Term Loan, which was included within the current portion of long-term debt. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Company currently maintains an interest rate exchange agreement related to the Term Loan which expires in December 2011. This interest rate exchange agreement has a current notional amount of $82.0 million and effectively converts $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate consists of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Euro Notes due June 9, 2015 (“2.58% Senior Euro Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future, provided that the aggregate principal amount outstanding under the agreement at any time does not exceed $750.0 million. The 2.58% Senior Euro Notes bear interest at a rate of 2.58% per annum and will mature on June 9, 2015. The 2.58% Senior Euro Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the 2.58% Senior Euro Notes; provided that any such portion is greater than 5% of the aggregate principal amount of Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2.58% Senior Euro Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the 2.58% Senior Euro Notes affected thereby may declare all the 2.58% Senior Euro Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2.58% Senior Euro Notes may declare all the 2.58% Senior Euro Notes to be due and payable immediately. The Company used a portion of the proceeds from the private placement to pay down existing debt outstanding under its credit facility that had previously been denominated in Euros, with the remainder being available for ongoing business activities.

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of approximately $295.7 million, after deducting the $1.6 million issuance discount, the $1.9 million underwriting commission and estimated offering expenses of approximately $0.8 million, were used to repay $250.0 million of outstanding indebtedness under the Credit Facility. The balance of the net proceeds was used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15 and December 15, beginning June 15, 2011. The Company may redeem all or part of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture (“Indenture”) governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility, Term Loan, and 2.58% Senior Euro Notes. There are no financial covenants relating to the 4.5% Senior Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At June 30, 2011, the Company was in compliance with both of these financial covenants.

The Company believes current cash and cash that will be generated from operations during 2011 will be sufficient to meet our operating cash requirements, planned capital expenditures, interest on all borrowings, required debt repayments, pension and postretirement funding requirements and annual dividend payments to holders of the Company’s stock during 2011. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of June 30, 2011, $374.2 million is outstanding under the Revolving Facility and $82.0 million is outstanding under the Term Loan. The Term Loan is classified within the current portion of long-term debt on the Consolidated Balance Sheet. On July 12, 2011, the Company entered into a forward starting interest rate contract with a notional amount of $350.0 million and a settlement date of September 30, 2011 whereby the Company will pay fixed interest and will receive floating rate interest based on LIBOR through the termination date of September 30, 2021. This contract was entered into in anticipation of the expected issuance of new debt during the third quarter of 2011 and is designed to lock in the market interest rate as of July 12, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. The Company’s exposure related to derivative instruments is, in the aggregate, not material to its financial position, results of operations or cash flows.

The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar and Chinese Renminbi. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The effect of transaction gains and losses is reported within “Other income (expense)-net” on the Consolidated Statements of Operations.

The Company’s interest rate exposure is primarily related to the $878.1 million of total debt outstanding at June 30, 2011. Approximately 43% of the debt is priced at interest rates that float with the market. A 50-basis point movement in the interest rate on the floating rate debt would result in an approximate $1.9 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2011, that the Company’s disclosure controls and procedures were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
			Part of Publicly	be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs(1)

April 1, 2011 to April 30, 2011	—	—	—	$75,000,020
May 1, 2011 to May 31, 2011	—	—	—	$75,000,020
June 1, 2011 to June 30, 2011	—	—	—	$75,000,020

Total	—	—	—	$75,000,020

(1)	On April 21, 2008, IDEX’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares either in the open market or through private transactions.

Item 5.	Other Information.

As IDEX announced on August 8, 2011, Andrew K. Silvernail has replaced Lawrence D. Kingsley as Chief Executive Officer of IDEX, effective August 10, 2011. For additional details, see IDEX’s Current Report on Form 8-K filed August 8, 2011.

Item 6.	Exhibits.

The exhibits listed in the accompanying “Exhibit Index” are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEX Corporation

By:	/s/ Heath A. Mitts
Heath A. Mitts
Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael J. Yates
Michael J. Yates
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

August 8, 2011

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.) (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on April 21, 1988)
3	.1(a)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (formerly HI, Inc.), (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235)
3	.1(b)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1(b) to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)
3.2		Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on July 17, 1989)
3	.2(a)	Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on February 12, 1990)
4.1		Restated Certificate of Incorporation and By-Laws of IDEX Corporation (filed as Exhibits No. 3.1 through 3.2(a))
4.2		Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)
10	.1**	Revised and Restated IDEX Management Incentive Compensation Plan for Key Employees (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2011, Commission File No. 1-10235)
*31	.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002
*31	.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002
*32	.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
*32	.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
*101		The following financial information from IDEX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended June 30, 2011 and June 30, 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended June 30, 2011 and June 30, 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith

**	Management contract or compensatory plan or agreement.