Form 10-Q
period 2011-09-30
IDEX CORP /DE/
filed 2011-10-31
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10235

IDEX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3555336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1925 West Field Court, Lake Forest, Illinois	60045
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐    No   ☑

Number of shares of common stock of IDEX Corporation outstanding as of October 26, 2011: 83,439,010.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$220,461	$235,136
Receivables, less allowance for doubtful accounts of $5,728 at September 30, 2011 and $5,322 at December 31, 2010	258,346	213,553
Inventories — net	271,617	196,546
Other current assets	54,882	47,523

Total current assets	805,306	692,758
Property, plant and equipment — net	219,702	188,562
Goodwill	1,441,640	1,207,001
Intangible assets — net	393,947	281,392
Other noncurrent assets	33,133	11,982

Total assets	$2,893,728	$2,381,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$119,738	$104,055
Accrued expenses	173,854	117,879
Current portion of long-term debt and short-term borrowings	85,395	119,445
Dividends payable	14,172	12,289

Total current liabilities	393,159	353,668
Long-term borrowings	733,204	408,450
Deferred income taxes	166,325	148,534
Other noncurrent liabilities	95,619	95,383

Total liabilities	1,388,307	1,006,035

Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 85,897,983 shares at September 30, 2011 and 84,636,668 shares at December 31, 2010	859	846
Additional paid-in capital	485,673	441,271
Retained earnings	1,109,168	1,005,040
Treasury stock at cost: 2,730,385 shares at September 30, 2011 and 2,566,985 shares at December 31, 2010	(64,626)	(58,788)
Accumulated other comprehensive loss	(25,653)	(12,709)

Total shareholders’ equity	1,505,421	1,375,660

Total liabilities and shareholders’ equity	$2,893,728	$2,381,695

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$476,881	$373,731	$1,357,768	$1,107,855
Cost of sales	295,349	219,598	812,697	651,360

Gross profit	181,532	154,133	545,071	456,495
Selling, general and administrative expenses	107,296	88,170	313,485	266,961
Restructuring expenses	2,931	3,524	2,931	6,422

Operating income	71,305	62,439	228,655	183,112
Other expense — net	441	1,101	1,001	608
Interest expense	7,763	4,162	20,937	11,195

Income before income taxes	63,101	57,176	206,717	171,309
Provision for income taxes	14,765	18,612	60,248	55,722

Net income	$48,336	$38,564	$146,469	$115,587

Basic earnings per common share	$0.58	$0.47	$1.77	$1.42

Diluted earnings per common share	$0.58	$0.47	$1.75	$1.40

Share data:
Basic weighted average common shares outstanding	82,402	80,517	81,994	80,322
Diluted weighted average common shares outstanding	83,586	81,938	83,533	81,749

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

(unaudited)

			Accumulated Other Comprehensive Income
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Loss on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2010	$442,117	$1,005,040	$38,302	$(30,088)	$(20,923)	$(58,788)	$1,375,660

Net income	—	146,469	—	—	—	—	146,469
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	5,100	—	—	—	5,100
Amortization of retirement obligations	—	—	—	2,354	—	—	2,354
Net change on derivatives designated as cash flow hedges	—	—	—	—	(20,398)	—	(20,398)

Other comprehensive income	—	—	—	—	—	—	(12,944)

Comprehensive income	—	—	—	—	—	—	133,525

Issuance of 1,500,599 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans, net of tax benefit	35,217	—	—	—	—	—	35,217
Unvested shares surrendered for tax withholding	—	—	—	—	—	(5,838)	(5,838)
Share-based compensation	9,198	—	—	—	—	—	9,198
Cash dividends declared — $.51 per common share	—	(42,341)	—	—	—	—	(42,341)

Balance, September 30, 2011	$486,532	$1,109,168	$43,402	$(27,734)	$(41,321)	$(64,626)	$1,505,421

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$146,469	$115,587
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	(2,831)	—
Depreciation and amortization	27,671	25,608
Amortization of intangible assets	25,446	19,280
Amortization of debt issuance expenses	947	371
Share-based compensation expense	9,755	12,858
Deferred income taxes	1,623	1,210
Excess tax benefit from share-based compensation	(4,920)	(3,271)
Changes in:
Receivables	(18,721)	(19,684)
Inventories	(13,026)	(27,664)
Trade accounts payable	(1,355)	14,698
Accrued expenses	12,688	22,004
Other — net	(8,137)	(3,651)

Net cash flows provided by operating activities	175,609	157,346
Cash flows from investing activities
Cash purchases of property, plant and equipment	(27,984)	(26,006)
Proceeds from disposal of fixed assets	12,651	—
Acquisition of businesses, net of cash acquired	(446,069)	(68,330)
Other — net	(2,262)	—

Net cash flows used in investing activities	(463,664)	(94,336)
Cash flows from financing activities
Borrowings under credit facilities for acquisitions	365,000	53,866
Borrowings under revolving facilities	381,222	—
Borrowings under credit facilities	1,883	7,896
Proceeds from issuance of 2.58% Senior Euro Notes	—	96,762
Payments under revolving facilities, credit facilities and term loan	(462,944)	(73,377)
Debt issuance costs	(2,433)	—
Dividends paid	(40,458)	(34,082)
Proceeds from stock option exercises	31,333	8,725
Excess tax benefit from share-based compensation	4,920	3,271
Unvested shares surrendered for tax withholding	(5,838)	(743)

Net cash flows provided by financing activities	272,685	62,318
Effect of exchange rate changes on cash and cash equivalents	695	7,200

Net increase (decrease) in cash	(14,675)	132,528
Cash and cash equivalents at beginning of year	235,136	73,526

Cash and cash equivalents at end of period	$220,461	$206,054

Supplemental cash flow information
Cash paid for:
Interest	$16,246	$10,118
Income taxes	46,749	46,347
Significant non-cash activities:
Contingent consideration for acquisition	2,707	—
Debt acquired with acquisition of business	1,400	722
Issuance of unvested shares	12,089	2,917

See Notes to Condensed Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU No. 2010-29 requires revenues and earnings of the combined entity be disclosed as if the business combination occurred as of the beginning of the comparable prior annual reporting period. This ASU also requires additional disclosures about adjustments included in the reported pro forma revenues and earnings. The Company adopted the provisions of ASU No. 2010-29 prospectively for business combinations for which the acquisition date is on or after January 1, 2011.

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement.” This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-04 is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In June 2011, the FASB issued ASU 2011-05, an update to Topic 220, “Comprehensive Income.” This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-05 is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to adopt earlier even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. As of September 30, 2011, the Company did not elect to early adopt ASU 2011-08; however, the Company may elect to early adopt prior to its annual test date. ASU 2011-08 is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In September 2011, the FASB issued ASU 2011-09 which requires enhanced disclosures around an employer’s participation in multiemployer pension plans. The standard is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan to help financial statement users better understand the financial health of the significant plans in which the employer participates. ASU 2011-09 is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

2.    Restructuring

The Company entered into a restructuring initiative in the third quarter of 2011. This initiative supports the implementation of key strategic efforts designed to facilitate long-term sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. We record accruals for employee termination benefits related to employee reductions based on the guidance of ASC 420 “Exit or Disposal Cost Obligations.” The costs incurred related to these initiatives are included in Restructuring expenses in the Consolidated Statements of Operations while the restructuring accruals are included in Accrued expenses in our Consolidated Balance Sheets.

During the three and nine months ended September 30, 2011, the Company recorded $2.9 million of pre-tax restructuring expenses related to the 2011 restructuring initiative for employee severance related to employee reductions across various functional areas as well as facility rationalization. The 2011 restructuring initiative included severance benefits for over 100 employees.

During the three and nine months ended September 30, 2010, the Company recorded $3.5 million and $6.4 million, respectively, of pre-tax restructuring expenses related to its 2009 restructuring initiative.

Pre-tax restructuring expenses, by segment, for the three and nine months ended September 30, 2011 were as follows:

	Severance Costs	Exit Costs	Total
	(in thousands)
Fluid & Metering Technologies	$528	$51	$579
Health & Science Technologies	407	21	428
Dispensing Equipment	1,225	87	1,312
Fire & Safety/Diversified Products	390	—	390
Corporate office and other	222	—	222

Total restructuring costs	$2,768	$163	$2,931

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Pre-tax restructuring expenses, by segment, for the three and nine months ended September 30, 2010 were as follows:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Severance Costs	Exit Costs	Total	Severance Costs	Exit Costs	Total
	(in thousands)
Fluid & Metering Technologies	$1,153	$—	$1,153	$1,864	$202	$2,066
Health & Science Technologies	2,102	269	2,371	2,948	323	3,271
Dispensing Equipment	—	—	—	120	—	120
Fire & Safety/Diversified Products	—	—	—	477	—	477
Corporate office and other	—	—	—	396	92	488

Total restructuring costs	$3,255	$269	$3,524	$5,805	$617	$6,422

Restructuring accruals of $2.2 million and $3.5 million as of September 30, 2011 and December 31, 2010, respectively, are reflected in Accrued expenses in the Consolidated Balance Sheets as follows:

(In thousands)
Balance at January 1, 2011	$3,543
Restructuring costs	2,931
Payments/Utilization	(4,307)

Balance at September 30, 2011	$2,167

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

On March 11, 2011, the Company completed the acquisition of Microfluidics International Corporation (“Microfluidics”). Microfluidics is a global leader in the design and manufacture of laboratory and commercial equipment used in the production of micro and nano scale materials for the pharmaceutical and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer® family of high shear fluid processors for uniform particle size reduction, robust cell disruption and nanoparticle creation. Microfluidics operates within the Health & Science Technologies Segment as a part of the IDEX Pharma platform. The Company acquired Microfluidics for an aggregate purchase price of $18.5 million in cash. Headquartered in Newton, Massachusetts, Microfluidics has annual revenues of approximately $16.0 million. Goodwill and intangible assets recognized as part of this transaction were $4.3 million and $9.7 million, respectively. The $4.3 million of goodwill is not deductible for tax purposes.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

On June 10, 2011, the Company completed the acquisition of CVI Melles Griot (“CVI MG”). CVI MG is a global leader in the design and manufacture of precision photonic solutions used in the life sciences, research, semiconductor, security and defense markets. CVI MG’s innovative products are focused on the generation, control and productive use of light for a variety of key science and industrial applications. Products include specialty lasers and light sources, electro-optical components, specialty shutters, opto-mechanical assemblies and components. In addition, CVI MG produces critical components for life science research, electronics manufacturing, military and other industrial applications including lenses, mirrors, filters and polarizers. These components are utilized in a number of important applications such as spectroscopy, cytometry (cell counting), guidance systems for target designation, remote sensing, menology and optical lithography. CVI MG operates within the Health and Science Technologies Segment as part of the IDEX optics and photonics platform. The Company acquired CVI MG for an aggregate purchase price of $397.1 million, consisting of $395.7 million in cash and the assumption of approximately $1.4 million of debt. Approximately $365.0 million of the cash payment was financed with borrowings under the Company’s revolving credit facility. Headquartered in Albuquerque, New Mexico, with manufacturing sites located on three continents, CVI MG has annual revenues of approximately $185.0 million. Goodwill and intangible assets recognized as part of this transaction were $206.9 million and $115.8 million, respectively. Approximately $106.6 million of goodwill is deductible for tax purposes.

The purchase price for CVI MG, AT Films and Microfluidics has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The Company is in the process of finalizing appraisals of tangible and intangible assets and it is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the businesses become known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of the filing of these financial statements.

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

	AT Films	Microfluidics	CVI MG	Total
	(In thousands)
Accounts receivable	$947	$1,760	$24,065	$26,772
Inventory	852	2,226	57,986	61,064
Other current assets, net of cash acquired	73	1,087	5,866	7,026
Property, plant and equipment	5,019	567	32,250	37,836
Goodwill	16,688	4,305	206,883	227,876
Intangible assets	11,435	9,717	115,777	136,929
Other assets	24	1,915	2,118	4,057

Total assets acquired	35,038	21,577	444,945	501,560
Total liabilities assumed	(527)	(3,043)	(49,194)	(52,764)

Net assets acquired	$34,511	$18,534	$395,751	$448,796

Of the $136.9 million of acquired intangible assets, $47.0 million was assigned to the CVI MG trade name and is not subject to amortization. The remaining $89.9 million of acquired intangible assets consist of patents, trade names, customer relationships, non-compete and unpatented technology, which are being amortized over a life of 2-15 years. The goodwill recorded for the acquisitions reflects the strategic fit and revenue and earnings growth potential of these businesses.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The Company incurred $5.6 million of acquisition-related transaction costs in the first nine months of 2011. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including certain transactions that ultimately were not completed.

In accordance with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” the following unaudited pro forma information illustrates the effect on the Company’s net sales and net income for the three and nine months ended September 30, 2011 and 2010, assuming that the 2011 acquisitions had taken place at the beginning of 2010. The pro forma net income reflects adjustments for the three and nine months ended September 30, 2010 to include $0 and $16.4 million, respectively of pre-tax acquisition fair value inventory charges. The pro forma net income reflects adjustments for the three and nine months ended September 30, 2011 to exclude $12.8 million and $24.0 million, respectively of pre-tax acquisition-related costs and fair value inventory charges. The 2011 and 2010 supplemental pro forma net income are also adjusted to reflect the comparable impact of additional depreciation and amortization expense resulting from the fair value measurement of tangible and intangible assets and financing costs relating to the 2011 acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net sales	$476,881	$421,651	$1,440,832	$1,249,177
Net income	58,141	39,398	157,556	105,803
Diluted earnings per share	$0.70	$0.48	$1.89	$1.29

These pro forma results do not purport to be indicative of the results of operations that would have resulted had the acquisitions occurred on the date indicated or that may result in the future.

4.    Business Segments

The Company has four reportable business segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment and Fire & Safety/Diversified Products.

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for water and wastewater. The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting OEM specifications. The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses. The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net sales
Fluid & Metering Technologies:
External customers	$201,821	$169,574	$602,109	$505,128
Intersegment sales	123	196	359	553

Total group sales	201,944	169,770	602,468	505,681

Health & Science Technologies:
External customers	176,501	110,856	453,534	307,493
Intersegment sales	263	574	984	3,459

Total group sales	176,764	111,430	454,518	310,952

Dispensing Equipment:
External customers	25,092	26,352	93,079	100,992
Intersegment sales	51	128	368	177

Total group sales	25,143	26,480	93,447	101,169

Fire & Safety/Diversified Products:
External customers	73,467	66,949	209,046	194,242
Intersegment sales	125	44	321	143

Total group sales	73,592	66,993	209,367	194,385

Intersegment elimination	(562)	(942)	(2,032)	(4,332)

Total net sales	$476,881	$373,731	$1,357,768	$1,107,855

Operating income
Fluid & Metering Technologies	$39,519	$29,941	$120,044	$90,391
Health & Science Technologies	20,651	23,274	79,830	64,186
Dispensing Equipment	946	2,711	16,962	19,062
Fire & Safety/Diversified Products	18,317	17,045	50,308	44,032
Corporate office and other	(8,128)	(10,532)	(38,489)	(34,559)

Total operating income	71,305	62,439	228,655	183,112
Interest expense	7,763	4,162	20,937	11,195
Other expense-net	(441)	(1,101)	(1,001)	(608)

Income before taxes	$63,101	$57,176	$206,717	$171,309

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

	September 30, 2011	December 31, 2010
	(In thousands)
Assets:
Fluid & Metering Technologies	$1,069,132	$1,040,601
Health & Science Technologies	1,216,982	718,884
Dispensing Equipment	244,220	205,540
Fire & Safety/Diversified Products	292,919	278,567
Corporate office and other(1)	70,475	138,103

Total assets	$2,893,728	$2,381,695

(1)	Includes intersegment eliminations.

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

ASC 260 “Earnings Per Share”, concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $0.3 million for both the three months ended September 30, 2011 and 2010. Net income attributable to common shareholders was reduced by $1.0 million for both the nine months ended September 30, 2011 and 2010.

Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Basic weighted average common shares outstanding	82,402	80,517	81,994	80,322
Dilutive effect of stock options, unvested shares, and DCUs	1,184	1,421	1,539	1,427

Diluted weighted average common shares outstanding	83,586	81,938	83,533	81,749

Options to purchase approximately 0.2 million and 0.5 million shares of common stock for the three months ended September 30, 2011 and 2010, respectively and options to purchase approximately 0.9 million and 2.9 million shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

6.    Inventories

The components of inventories as of September 30, 2011 and December 31, 2010 were:

	September 30, 2011	December 31, 2010
	(In thousands)
Raw materials and component parts	$163,329	$126,901
Work-in-process	44,319	23,164
Finished goods	63,969	46,481

Total	$271,617	$196,546

Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Dispensing Equipment	Fire & Safety/ Diversified Products	Total
	(In thousands)
Balance at December 31, 2010(1)	$523,766	$439,415	$98,780	$145,040	$1,207,001
Acquisition adjustments	—	286	—	—	286
Foreign currency translation	2,914	43	1,978	1,542	6,477
Acquisitions	—	227,876	—	—	227,876

Balance at September 30, 2011	$526,680	$667,620	$100,758	$146,582	$1,441,640

(1)	Revised to reflect the movement of the Pharma group from the Fluid & Metering Technologies Segment to the Health & Science Technologies Segment.

ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 31, 2010. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the nine months ended September 30, 2011.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2011 and December 31, 2010:

	At September 30, 2011				At December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Amortized intangible assets:
Patents	$11,360	$(4,090)	$7,270	12	$9,906	$(5,052)	$4,854
Trade names	73,530	(17,248)	56,282	14	69,043	(13,769)	55,274
Customer relationships	223,608	(63,829)	159,780	10	169,065	(47,686)	121,379
Non-compete agreements	4,809	(3,874)	935	4	4,087	(3,501)	586
Unpatented technology	71,422	(13,799)	57,622	11	43,206	(9,407)	33,799
Other	5,957	(3,007)	2,950	10	5,957	(2,557)	3,400

Total amortized intangible assets	390,686	(105,847)	284,839		301,264	(81,972)	219,292
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
CVI Melles Griot trade name	47,008	—	47,008		—	—	—

Total intangible assets	$499,794	$(105,847)	$393,947		$363,364	$(81,972)	$281,392

The unamortized trade names are indefinite lived intangible assets which are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

8.    Accrued Expenses

The components of accrued expenses as of September 30, 2011 and December 31, 2010 were:

	September 30, 2011	December 31, 2010
	(In thousands)
Payroll and related items	$59,077	$46,937
Management incentive compensation	14,739	19,985
Income taxes payable	10,341	6,126
Deferred income taxes	319	723
Insurance	5,379	5,544
Warranty	4,690	3,831
Deferred revenue	9,816	7,172
Restructuring	2,167	3,543
Interest rate exchange agreements	36,840	2,328
Liability for uncertain tax positions	1,484	1,647
Accrued interest	4,845	1,101
Contingent consideration for acquisition	1,394	—
Other	22,763	18,942

Total accrued expenses	$173,854	$117,879

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

9.    Other Noncurrent Liabilities

The components of noncurrent liabilities as of September 30, 2011 and December 31, 2010 were:

	September 30, 2011	December 31, 2010
	(In thousands)
Pension and retiree medical obligations	$76,839	$74,559
Liability for uncertain tax positions	4,359	5,912
Deferred revenue	3,321	4,225
Other	11,100	10,687

Total other noncurrent liabilities	$95,619	$95,383

10.    Borrowings

Borrowings at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Revolving Facility	$320,938	$—
Credit Facility	—	27,842
Term Loan	82,000	90,000
2.58% Senior Euro Notes	110,134	107,341
4.5% Senior Notes	298,523	298,427
Other borrowings	7,004	4,285

Total borrowings	818,599	527,895
Less current portion	85,395	119,445

Total long-term borrowings	$733,204	$408,450

On June 27, 2011, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), with Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, and other lenders party thereto. The Credit Agreement replaced the Company’s previous $600.0 million credit facility, which was due to expire in December 2011.

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

Proceeds of the Revolving Facility are available for use by the Borrowers for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments may not exceed $950.0 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. Under the Credit Agreement, Fluid

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Management Europe B.V., (“FME”) and IDEX UK Ltd. (“IDEX UK”) were approved by the lenders as designated borrowers. At September 30, 2011, FME had no borrowings under the Revolving Facility, while IDEX UK’s borrowings under the Revolving Facility were £7.0 million ($10.9 million). As IDEX UK’s borrowings under the Revolving Facility are British Pound denominated and the cash flows that will be used to make payments of principal and interest are predominately generated in British Pounds, the Company does not anticipate any significant foreign exchange gains or losses in servicing this debt.

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at September 30, 2011, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

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

At September 30, 2011, there was $320.9 million outstanding under the Credit Agreement and outstanding letters of credit totaled approximately $7.3 million. The net available borrowing capacity under the Revolving Facility at September 30, 2011, was approximately $371.8 million.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”), with covenants consistent with its credit facility and a maturity on December 21, 2011. At September 30, 2011, there was $82.0 million outstanding under the Term Loan, which is included within the current portion of long-term debt. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Euro Notes due June 9, 2015 (“2.58% Senior Euro Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future, provided that the aggregate principal amount outstanding under the agreement at any time does not exceed $750.0 million. The 2.58% Senior Euro Notes bear interest at a rate of 2.58% per annum and will mature on June 9, 2015. The 2.58% Senior Euro Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the 2.58% Senior Euro Notes; provided that any such portion is greater than 5% of the aggregate principal amount of Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2.58% Senior Euro Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the 2.58% Senior Euro Notes affected thereby may declare all the 2.58% Senior Euro Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2.58% Senior Euro Notes may declare all the 2.58% Senior Euro Notes to be due and payable immediately. The Company used a portion of the proceeds from the 2.58% Senior Euro Notes to pay down existing debt outstanding under its credit facility that had previously been denominated in Euros, with the remainder being available for ongoing business activities.

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of approximately $295.7 million, after deducting the $1.6 million issuance discount, the $1.9 million underwriting commission and estimated offering expenses of approximately $0.8 million, were used to repay $250.0 million of outstanding bank indebtedness. The balance of the net proceeds was used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15 and December 15. The Company may redeem all or part of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture (“Indenture”) governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

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

On July 12, 2011, the Company entered into a forward starting interest rate contract with a notional amount of $350.0 million and a settlement date of September 30, 2011. This contract was entered into in anticipation of the issuance of new debt and was designed to lock in the market interest rate as of July 12, 2011. On

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

September 29, 2011, the Company settled this interest rate contract for $34.4 million (with a payment date of October 3, 2011) and simultaneously entered into a separate interest rate contract with a notional amount of $350.0 million and a settlement date of February 28, 2012. The contract was entered into to hedge the interest rate exposure of the expected issuance of the new debt and is designed to lock in the market rate as of September 29, 2011. As a result of these two transactions, the Company recorded $23.2 million, net of tax, in other comprehensive income. The gain or loss resulting from the contracts will be amortized into interest expense over the term of the new debt to be issued.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility, Term Loan, and 2.58% Senior Euro Notes. There are no financial covenants relating to the 4.5% Senior Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At September 30, 2011, the Company was in compliance with both of these financial covenants.

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

At September 30, 2011, the Company had two outstanding interest rate exchange agreements. The first interest rate exchange agreement is a forward setting interest rate contract that currently has a notional amount of $350.0 million and an effective date of February 28, 2012. The Company will pay fixed interest and will receive floating rate interest based on LIBOR on the effective date of February 28, 2012. This instrument was entered into in anticipation of the expected issuance of $350.0 million of new debt and was designed to lock in the current market interest rate as of September 29, 2011. The second interest rate exchange agreement, expiring in December 2011, with a current notional amount of $82.0 million, effectively converted $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate consists of the fixed rate on the interest rate exchange agreements and the Company’s current margin of 80 basis points on the Term Loan.

Approximately $4.0 million of the gross amount included in accumulated other comprehensive income (loss) in shareholders’ equity at September 30, 2011 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized. In addition, after issuance of the new debt, a portion of the forward starting interest rate contracts entered into on July 12, 2011 and September 29, 2011 will be recognized to net income. The amount to be recognized in the next 12 months will be determined based on the settlement date of the forward starting interest rate contract and the issuance of the anticipated new debt.

On May 31, 2011, the Company settled foreign currency exchange contracts with an aggregate notional amount of $0.5 million; the impact of this settlement was immaterial.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The following table sets forth the fair value amounts of derivative instruments held by the Company as of September 30, 2011 and December 31, 2010:

	Fair Value Assets (Liabilities)
	Sept 30, 2011	December 31, 2010	Balance Sheet Caption
	(In thousands)
Interest rate agreements	$(36,840)	$(2,328)	Accrued expenses
Foreign exchange contracts	—	176	Other current assets

The following table summarizes the gain (loss) recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts for September 30, 2011 and 2010:

	Gain (Loss) Recognized in Other Comprehensive Income		Expense and Gain Reclassified into Income
	Three Months Ended September 30,				Income Statement Caption
	2011	2010	2011	2010
	(In thousands)
Interest rate agreements	$(36,295)	$(16,347)	$(1,515)	$(2,146)	Interest expense
Foreign exchange contracts	—	93	—	36	Sales

	Gain (Loss) Recognized in Other Comprehensive Income		Expense and Gain Reclassified into Income
	Nine Months Ended September 30,				Income Statement Caption
	2011	2010	2011	2010
	(In thousands)
Interest rate agreements	$(36,407)	$(43,102)	$(4,593)	$(6,751)	Interest expense
Foreign exchange contracts	(55)	95	227	48	Sales

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The following table summarizes the basis used to measure the Company’s financial assets and (liabilities) at fair value on a recurring basis in the balance sheet at September 30, 2011 and December 31, 2010:

	Basis of Fair Value Measurements
	Balance at Sept 30, 2011	Level 1	Level 2	Level 3
	(In thousands)
Money market investment	$15,205	$15,205	$—	$—
Available for sale securities	2,487	2,487	—	—
Contingent consideration	(2,707)	—	—	(2,707)
Interest rate agreements	(36,840)	—	(36,840)	—

	Basis of Fair Value Measurements
	Balance at December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)
Money market investment	$96,730	$96,730	$—	$—
Interest rate agreements	(2,328)	—	(2,328)	—
Foreign currency contracts	176	—	176	—

There were no transfers of assets or liabilities between Level 1 and Level 2 during the first nine months in 2011 or 2010.

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

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At September 30, 2011, the fair value of our Revolving Facility, Term Loan, 2.58% Senior Euro Notes and 4.5% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $803.0 million compared to the carrying value of $811.6 million.

13.    Common and Preferred Stock

At September 30, 2011 and December 31, 2010, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was issued at September 30, 2011 and December 31, 2010.

14.    Share-Based Compensation

During the nine months ended September 30, 2011, the Company granted approximately 0.8 million stock options and 0.3 million unvested shares, respectively. During the nine months ended September 30, 2010, the Company granted approximately 0.9 million stock options and 0.3 million unvested shares, respectively.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Weighted average option fair values and assumptions for the periods specified are disclosed in the following table:

	Three Months Ended September 30,
	2011	2010
Weighted average fair value of grants	$11.66	$ 8.01
Dividend yield	1.63%	2.05%
Volatility	31.84%	33.01%
Risk-free forward interest rate	0.18% - 5.15%	0.31% - 4.88%
Expected life (in years)	6.08	5.96

	Nine Months Ended September 30,
	2011	2010
Weighted average fair value of grants	$ 12.31	$ 9.53
Dividend yield	1.45%	1.51%
Volatility	32.72%	33.44%
Risk-free forward interest rate	0.28% - 5.62%	0.32% - 5.68%
Expected life (in years)	6.14	5.98

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•

The Company uses historical data to estimate the expected life of the option. The expected life assumption for the three and nine months ended September 30, 2011 and 2010 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

•

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the three and nine months ended September 30, 2011 and 2010, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Total compensation cost for the stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011(1)	2010	2011(1)	2010
	(In thousands)
Cost of goods sold	$202	$124	$645	$653
Selling, general and administrative expenses	1,157	1,402	5,140	5,265

Total expense before income taxes	1,359	1,526	5,785	5,918
Income tax benefit	(390)	(474)	(1,842)	(1,887)

Total expense after income taxes	$969	$1,052	$3,943	$4,031

(1)	Reflects the forfeiture of stock options related to the Company’s transition to a new CEO in August 2011.

Total compensation cost for the unvested shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011(1)	2010	2011(1)	2010
	(In thousands)
Cost of goods sold	$197	$(42)	$495	$223
Selling, general and administrative expenses	(1,883)	2,044	3,475	6,717

Total expense before income taxes	(1,686)	2,002	3,970	6,940
Income tax benefit	(451)	(398)	(1,537)	(1,448)

Total (benefit) expense after income taxes	$(2,137)	$1,604	$2,433	$5,492

(1)	Reflects the forfeiture of unvested shares related to the Company’s transition to a new CEO in August 2011.

Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees and $0.1 million of compensation cost was capitalized as part of inventory.

As of September 30, 2011, there was $10.0 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years, and $10.0 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.2 years.

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

	Pension Benefits				Pension Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$399	$207	$311	$173	$1,319	$620	$1,249	$357
Interest cost	1,116	587	1,114	519	3,380	1,756	3,393	1,071
Expected return on plan assets	(1,171)	(278)	(1,081)	(80)	(3,567)	(837)	(3,297)	(163)
Net amortization	1,261	111	1,047	72	3,423	334	3,301	148

Net periodic benefit cost	$1,605	$627	$1,391	$684	$4,555	$1,873	$4,646	$1,413

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Service cost	$173	$130	$519	$390
Interest cost	259	259	778	778
Net amortization	(39)	(87)	(117)	(262)

Net periodic benefit cost	$393	$302	$1,180	$906

The Company previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute approximately $7.9 million to its pension plans and $1.0 million to its other postretirement benefit plans in 2011. As of September 30, 2011, $6.1 million of contributions have been made to its pension plans and $0.6 million have been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $2.2 million in 2011 to fund its pension plans and other postretirement benefit plans.

16.    Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

17.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $14.8 million in the third quarter of 2011 from $18.6 million in the third quarter of 2010. The effective tax rate decreased to 23.4% for the third quarter of 2011 compared to 32.6% in the third quarter of 2010 primarily due to the mix of global pre-tax income among jurisdictions and as a result of recent acquisitions.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The provision for income taxes increased to $60.2 million in the first nine months of 2011 from $55.7 million in the same period of 2010. The effective tax rate decreased to 29.1% for the first nine months of 2011 compared to 32.5% in the same period of 2010 primarily due to the mix of global pre-tax income among jurisdictions and as a result of recent acquisitions.

The Company and its subsidiaries file U.S. federal income tax returns and various state and foreign income tax returns. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $3.1 million.

18.    Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$48,336	$38,564	$146,469	$115,587
Other comprehensive income
Unrealized loss on derivatives, net of tax	(22,162)	(9,080)	(20,398)	(23,076)
Pension and other post-retirement plans, net of tax	777	(12)	2,354	728
Cumulative translation adjustment	(26,437)	38,678	5,100	(12,187)

Comprehensive income (loss)	$514	$68,150	$133,525	$81,052

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

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for water and wastewater. The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting OEM specifications. The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses. The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2011 and 2010. For purposes of this discussion and analysis, reference is made to the table below and the Company’s Consolidated Statements of Operations included in Item 1. Certain prior year amounts have been revised to reflect the movement of the Pharma group from the Fluid & Metering Technologies Segment to the Health & Science Technologies Segment.

Performance in the Three Months Ended September 30, 2011 Compared with the Same Period of 2010

Sales in the three months ended September 30, 2011 were $476.9 million, a 28% increase from the comparable period last year. This increase reflects a 9% increase in organic sales, 16% from acquisitions (Fitzpatrick — November 2010, AT Films — January 2011, Microfluidics — March 2011 and CVI MG — June 2011) and 3% favorable foreign currency translation. Sales to international customers represented approximately 53% of total sales in the current period compared with 50% in the same period in 2010.

For the third quarter of 2011, Fluid & Metering Technologies contributed 43% of sales and 50% of operating income; Health & Science Technologies accounted for 37% of sales and 26% of operating income; Dispensing Equipment accounted for 5% of sales and 1% of operating income; and Fire & Safety/Diversified Products represented 15% of sales and 23% of operating income.

Fluid & Metering Technologies sales of $201.9 million increased $32.2 million, or 19% in the third quarter of 2011 compared with 2010. This reflects 16% organic growth and 3% favorable foreign currency translation. The increase in organic sales was driven by strong global growth across energy, chemical and agriculture end markets. In the third quarter of 2011, organic sales increased approximately 14% domestically and 18% internationally. Organic sales to customers outside the U.S. were approximately 46% of total segment sales during the third quarter of both 2011 and 2010. Health & Science Technologies sales of $176.8 million increased $65.3 million, or 59% in the third quarter of 2011 compared with 2010. This reflects 4% organic growth, 54% growth from acquisitions (Fitzpatrick, AT Films, Microfluidics and CVI MG) and 1% favorable foreign currency translation. The organic growth reflects strength in pharma, industrial and environmental markets. In the third quarter of 2011, organic sales decreased 9% domestically and increased 19% internationally. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in the third quarter of 2011, compared with 43% in 2010.

Dispensing Equipment sales of $25.1 million decreased $1.3 million, or 5% in the third quarter of 2011 compared with 2010. This reflects 11% organic decline, partially offset by a 6% favorable foreign currency translation. The decrease in organic sales was due to market softness in North America, partially offset by strength in Asia and Eastern Europe. In the third quarter of 2011, organic sales decreased 17% domestically and 9% internationally. Organic sales to customers outside the U.S. were approximately 74% of total segment sales in the third quarter of both 2011 and 2010.

Fire & Safety/Diversified Products sales of $73.6 million increased $6.6 million, or 10% in the third quarter of 2011 compared with 2010. This reflects 6% organic growth and 4% favorable foreign currency translation. The change in organic sales reflects strength in rescue equipment and engineered band clamping systems, partially offset by weakness in fire suppression. In the third quarter of 2011, organic sales increased 7% domestically and 6% internationally. Organic sales to customers outside the U.S. were approximately 55% of total segment sales in the third quarter of 2011, compared with 56% in 2010.

	Three Months Ended September 30,(1)		Nine Months Ended September 30,(1)
	2011	2010(4)	2011	2010(4)
	(In thousands)
Fluid & Metering Technologies
Net sales	$201,944	$169,770	$602,468	$505,681
Operating income(2)	39,519	29,941	120,044	90,391
Operating margin	19.6%	17.6%	19.9%	17.9%
Depreciation and amortization	$8,577	$8,046	$24,757	$23,678
Capital expenditures	3,301	3,356	9,808	12,987
Health & Science Technologies
Net sales	$176,764	$111,430	$454,518	$310,952
Operating income(2)	20,651	23,274	79,830	64,186
Operating margin	11.7%	20.9%	17.6%	20.6%
Depreciation and amortization	$9,738	$4,929	$20,770	$13,401
Capital expenditures	4,607	2,298	9,930	6,102
Dispensing Equipment
Net sales	$25,143	$26,480	$93,447	$101,169
Operating income(2)	946	2,711	16,962	19,062
Operating margin	3.8%	10.2%	18.2%	18.8%
Depreciation and amortization	$595	$816	$2,519	$2,980
Capital expenditures	123	245	973	887
Fire & Safety/Diversified Products
Net sales	$73,592	$66,993	$209,367	$194,385
Operating income(2)	18,317	17,045	50,308	44,032
Operating margin	24.9%	25.4%	24.0%	22.7%
Depreciation and amortization	$1,249	$1,195	$4,042	$3,993
Capital expenditures	1,401	786	3,612	2,662
Total IDEX
Net sales	$476,881	$373,731	$1,357,768	$1,107,855
Operating income(2)	71,305	62,439	228,655	183,112
Operating margin	15.0%	16.7%	16.8%	16.5%
Depreciation and amortization(3)	$20,540	$15,235	$53,116	$44,888
Capital expenditures	10,048	7,936	27,136	25,972

(1)

Three and nine month data includes acquisitions of Periflo (September 2010) and OBL (July 2010) in the Fluid & Metering Technologies Segment and CVI MG (June 2011), Microfluidics (March 2011), AT Films (January 2011), Fitzpatrick (November 2010) and Seals/PPE (April 2010) in the Health & Science Technologies Segment from the respective dates of acquisition.

(2)	Group operating income excludes unallocated corporate operating expenses.

(3)	Excludes amortization of debt issuance expenses.

(4)	Revised to reflect the movement of the Pharma group from the Fluid & Metering Technologies Segment to the Health & Science Technologies Segment.

Gross profit of $181.5 million in the third quarter of 2011 increased $27.4 million, or 18% from 2010. Gross profit as a percent of sales was 38.1% in the third quarter of 2011 and 41.2% in 2010. The decrease in gross margin primarily reflects an acquisition fair value inventory charge of $12.8 million for CVI MG, partially offset by higher volume.

Selling, general and administrative (“SG&A”) expenses increased to $107.3 million in the third quarter of 2011 from $88.2 million in 2010. The $19.1 million increase reflects approximately $5.8 million in volume-related expenses, $15.6 million for incremental costs from new acquisitions and $0.4 million of acquisition-

related costs, partially offset by a $2.7 million gain from the reversal of previously recorded costs related to the Company’s transition to a new CEO in August 2011. As a percentage of sales, SG&A expenses were 22.5% for 2011 and 23.6% for 2010.

During the three months ended September 30, 2011, the Company recorded pre-tax restructuring expenses totaling $2.9 million, while $3.5 million was recorded for the same period in 2010. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility rationalization resulting from the Company’s cost savings initiatives.

Operating income of $71.3 million in the third quarter of 2011 was up from the $62.4 million recorded in 2010, primarily reflecting an increase in volume and improved productivity. Operating margin of 15.0% in the third quarter 2011 was down from 16.7% in 2010 primarily due to an inventory fair value charge associated with the CVI MG acquisition, partially offset by higher volume. In the Fluid & Metering Technologies Segment, operating income of $39.5 million and operating margins of 19.6% in the third quarter of 2011 were up from the $29.9 million and 17.6% recorded in 2010 principally due to improved productivity and cost reduction initiatives. In the Health & Science Technologies Segment, operating income of $20.7 million and operating margins of 11.7% in the third quarter of 2011 were down from the $23.3 million and 20.9% recorded in 2010, primarily due to the inventory fair value charge of $12.8 million associated with the CVI MG acquisition, partially offset by higher volume. In the Dispensing Equipment Segment, operating income of $0.9 million and operating margins of 3.8% in the third quarter of 2011 were down from the $2.7 million of operating income and 10.2% recorded in 2010, primarily due to lower volume and restructuring related costs, partially offset by productivity and cost savings initiatives. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $18.3 million and 24.9%, respectively, were higher than the $17.0 million and 25.4% recorded in 2010, primarily due to volume leverage and favorable product mix. The Company incurred $13.2 million of acquisition related transaction costs and fair value inventory charges in the third quarter of 2011, of which $0.4 million was recorded in selling, general and administrative expense and $12.8 million was recorded in cost of sales.

Other expense of $0.4 million in 2011 was lower than the $1.1 million recorded in 2010, primarily due to higher losses on foreign currency transactions in 2010.

Interest expense increased to $7.8 million in 2011 from $4.2 million in 2010. The increase was principally due to higher debt levels issued in conjunction with the CVI MG acquisition.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $14.7 million in the third quarter of 2011 compared to the third quarter of 2010, which was $18.6 million. The effective tax rate decreased to 23.4% for the third quarter of 2011 compared to 32.6% in the third quarter of 2010 primarily due to the mix of global pre-tax income among jurisdictions and as a result of recent acquisitions.

Net income for the current quarter of $48.3 million increased from the $38.6 million earned in 2010. Diluted earnings per share in the third quarter of 2011 of $0.58 increased $0.11, or 23%, compared with 2010.

Performance in the Nine Months Ended September 30, 2011 Compared with the Same Period of 2010

Sales in the nine months ended September 30, 2011 were $1,357.8 million, a 23% increase from the comparable period last year. This increase reflects a 10% increase in organic sales, 10% from acquisitions (Seals/PPE — April 2010, OBL — July 2010, Periflo — September 2010, Fitzpatrick — November 2010, AT Films — January 2011, Microfluidics — March 2011 and CVI MG — June 2011) and 3% favorable foreign currency translation. Sales to international customers represented approximately 52% of total sales in the current period compared with 48% in 2010.

For the first nine months of 2011, Fluid & Metering Technologies contributed 44% of sales and 45% of operating income; Health & Science Technologies accounted for 34% of sales and 30% of operating income; Dispensing Equipment accounted for 7% of sales and 6% of operating income; and Fire & Safety/Diversified Products represented 15% of sales and 19% of operating income.

Fluid & Metering Technologies sales of $602.5 million for the nine months ended September 30, 2011 increased $96.8 million, or 19% compared with 2010, reflecting 16% organic growth, 1% growth from acquisitions (OBL and Periflo) and 2% favorable foreign currency translation. The increase in organic sales was driven by strong global growth in agriculture, chemical and energy. In the first nine months of 2011, organic sales increased approximately 14% domestically and 17% internationally. Organic sales to customers outside the U.S. were approximately 46% of total segment sales during the first nine months of 2011, compared to 45% in the same period in 2010.

Health & Science Technologies sales of $454.5 million increased $143.6 million, or 46% in the first nine months of 2011 compared with 2010. This reflects 10% organic growth, 35% growth from acquisitions (Seals/PPE, Fitzpatrick, AT Films, Microfluidics and CVI MG) and 1% favorable foreign currency translation. The organic growth reflects strength across all Health & Science Technologies product markets. In the first nine months of 2011, organic sales decreased 1% domestically and increased 24% internationally. Organic sales to customers outside the U.S. were approximately 50% of total segment sales in the first nine months of 2011, compared with 41% in 2010.

Dispensing Equipment sales of $93.4 million decreased $7.7 million, or 8% in the first nine months of 2011 compared with 2010. This change reflects a 13% organic decline, partially offset by a 5% favorable foreign currency translation. The decrease in organic sales was due to market softness in North America, partially offset by strength in Eastern Europe and Asia. In the first nine months of 2011, organic sales decreased 48% domestically, primarily due to North American replenishment programs in 2010 and increased 5% internationally. Organic sales to customers outside the U.S. were approximately 79% of total segment sales in the first nine months of 2011, compared with 66% in 2010.

Fire & Safety/Diversified Products sales of $209.4 million increased $15.0 million, or 8% in the first nine months of 2011 compared with 2010. This change reflects 5% organic growth and a 3% favorable foreign currency translation. The change in organic sales reflects strength in rescue equipment and engineered band clamping systems, partially offset by weakness in fire suppression. In the first nine months of 2011, organic sales increased 5% both domestically and internationally. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in the first nine months of 2011, compared with 55% in 2010.

Gross profit of $545.1 million in the first nine months of 2011 increased $88.6 million, or 19% from 2010. Gross profit as a percent of sales was 40.1% in the first nine months of 2011 and 41.2% in 2010. The decrease in gross margin primarily reflects acquisition fair value inventory charges of $15.8 million, partially offset by higher volume and product mix.

SG&A expenses increased to $313.5 million in the first nine months of 2011 from $267.0 million in 2010. The $46.5 million increase reflects approximately $15.9 million in volume-related expenses, $30.4 million for incremental costs associated with acquisitions and $5.7 million of acquisition-related costs, partially offset by a $2.8 million gain from the sale of a facility in Italy and $2.7 million from the reversal of previously recorded costs related to the CEO transition. As a percent of sales, SG&A expenses were 23.1% for 2011 and 24.1% for 2010.

During the nine months ended September 30, 2011, the Company recorded pre-tax restructuring expenses totaling $2.9 million, while $6.4 million was recorded for the same period in 2010. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility rationalization resulting from the Company’s cost savings initiatives.

Operating income of $228.7 million and operating margins of 16.8% in the first nine months of 2011 were up from the $183.1 million and 16.5% recorded in 2010, primarily reflecting an increase in volume, improved productivity and a gain from the sale of a facility in Italy, partially offset by acquisition fair value inventory charges and acquisition-related costs. In the Fluid & Metering Technologies Segment, operating income of $120.0 million and operating margins of 19.9% in the first nine months of 2011 were up from the $90.4 million and 17.9% recorded in 2010 principally due to higher sales, sourcing initiatives, strategic pricing and cost control. In the Health & Science Technologies Segment, operating income of $79.8 million in the first nine months of 2011 was up from the $64.2 million recorded in 2010 due to volume leverage, improved mix with new products and increased content on OEM platforms, partially offset by the inventory fair value charge associated with the CVI MG acquisition. Operating margin in the Health & Science Technologies Segment of 17.6% in the first nine months of 2011 was down from 20.6% in 2010 primarily due to an inventory fair value charge associated with the CVI MG acquisition, partially offset by higher volume. In the Dispensing Equipment Segment, operating income of $17.0 million and operating margins of 18.2% in the first nine months of 2011 were down from the $19.1 million of operating income and 18.8% recorded in 2010, primarily due to lower volume and restructuring related costs, partially offset by a gain from the sale of a facility in Italy. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $50.3 million and 24.0%, respectively, were higher than the $44.0 million and 22.7% recorded in 2010, primarily due to volume leverage and favorable product mix. The Company incurred $22.5 million of acquisition related transaction costs and fair value inventory charges in the first nine months of 2011, of which $5.7 million was recorded in selling, general and administrative expense and $16.8 million was recorded in cost of sales.

Other expense of $1.0 million in 2011 was higher than the $0.6 million expense in 2010, due to higher losses on foreign currency transactions in 2011.

Interest expense increased to $20.9 million in 2011 from $11.2 million in 2010. The increase was principally due to higher debt levels issued in conjunction with the CVI MG acquisition.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $60.2 million for the first nine months of 2011 compared to the same period in 2010, which was $55.7 million. The effective tax rate decreased to 29.1% for the first nine months of 2011 compared to 32.5% in the same period of 2010 primarily due to the mix of global pre-tax income among jurisdictions and as a result of recent acquisitions.

Net income for the first nine months of 2011 of $146.5 million increased from the $115.6 million earned in 2010. Diluted earnings per share in the first nine months of 2011 of $1.75 increased $0.35, or 25%, compared with 2010.

Liquidity and Capital Resources

At September 30, 2011, working capital was $412.1 million and the current ratio was 2.0 to 1. Cash flows from operating activities for the first nine months of 2011 increased $18.3 million, or 12%, to $175.6 million compared to the first nine months of 2010 mainly due to increased volume.

Cash flows provided by operating activities were more than adequate to fund capital expenditures of $28.0 million and $26.0 million in the first nine months of 2011 and 2010, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the Company’s global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. The Company expects full year 2011 capital expenditures to be in the range of $36.0 to $38.0 million. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth.

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

The Company maintains the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At September 30, 2011, there was $320.9 million outstanding under the

Revolving Facility and outstanding letters of credit totaled approximately $7.3 million. The net available borrowing capacity under the Revolving Facility at September 30, 2011, was approximately $371.8 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at September 30, 2011, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

On April 18, 2008, the Company completed a $100.0 million unsecured senior bank term loan agreement (“Term Loan”), with covenants consistent with its credit facility and a maturity on December 21, 2011. At September 30, 2011, there was $82.0 million outstanding under the Term Loan, which was included within the current portion of long-term debt. Interest under the Term Loan is based on the bank agent’s reference rate or LIBOR plus an applicable margin and is payable at the end of the selected interest period, but at least quarterly. The applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from 45 to 100 basis points. Based on the Company’s current debt rating, the applicable margin is 80 basis points. The Company currently maintains an interest rate exchange agreement related to the Term Loan which expires in December 2011. This interest rate exchange agreement has a current notional amount of $82.0 million and effectively converts $100.0 million of floating-rate debt into fixed-rate debt at an interest rate of 4.00%. The fixed rate consists of the fixed rate on the interest rate exchange agreement and the Company’s current margin of 80 basis points on the Term Loan.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Euro Notes due June 9, 2015 (“2.58% Senior Euro Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future, provided that the aggregate principal amount outstanding under the agreement at any time does not exceed $750.0 million. The 2.58% Senior Euro Notes bear interest at a rate of 2.58% per annum and will mature on June 9, 2015. The 2.58% Senior Euro Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the 2.58% Senior Euro Notes; provided that any such portion is greater than 5% of the aggregate principal amount of Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2.58% Senior Euro Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the 2.58% Senior Euro Notes affected thereby may declare all the 2.58% Senior Euro Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2.58% Senior Euro Notes may declare all the 2.58% Senior Euro Notes to be due and payable immediately. The Company used a portion of the proceeds from the 2.58% Senior Notes to pay down existing debt outstanding under its credit facility that had previously been denominated in Euros, with the remainder being available for ongoing business activities.

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of approximately $295.7 million, after deducting the $1.6 million issuance discount, the $1.9 million underwriting commission and estimated offering expenses of approximately $0.8 million, were used to repay $250.0 million of outstanding bank indebtedness. The balance of the net proceeds was used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15 and December 15. The Company may redeem all or part of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture (“Indenture”) governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

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

On July 12, 2011, the Company entered into a forward starting interest rate contract with a notional amount of $350.0 million and a settlement date of September 30, 2011. This contract was entered into in anticipation of the issuance of new debt and was designed to lock in the market interest rate as of July 12, 2011. On September 29, 2011, the Company settled this interest rate contract for $34.4 million (with a payment date of October 3, 2011) and simultaneously entered into a separate interest rate contract with a notional amount of $350.0 million and a settlement date of February 28, 2012. The contract was entered into to hedge the interest rate exposure of the expected issuance of the new debt and is designed to lock in the market rate as of September 29, 2011. As a result of these two transactions, the Company recorded $23.2 million, net of tax, in other comprehensive income. The gain or loss resulting from the contracts will be amortized into interest expense over the term of the new debt to be issued.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility, Term Loan, and 2.58% Senior Euro Notes. There are no financial covenants relating to the 4.5% Senior Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At September 30, 2011, the Company was in compliance with both of these financial covenants.

The Company believes current cash and cash that will be generated from operations will be sufficient to meet its operating cash requirements, planned capital expenditures, interest on all borrowings, pension and postretirement funding requirements and annual dividend payments to holders of the Company’s stock for the remainder of 2011 and 2012. The maturity of the Term Loan on December 21, 2011 will be funded with available cash and borrowings from the Revolving Facility. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of September 30, 2011, $320.9 million is outstanding under the Revolving Facility and $82.0 million is outstanding under the Term Loan. The Term Loan is classified within the current portion of long-term debt on the Consolidated Balance Sheet.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. The Company’s exposure related to derivative instruments primarily relates to the forward setting interest rate contract, where a 25-basis point movement in the ten year U.S. treasury yield would result in an approximate $8.2 million change in the value of the forward setting interest rate contract.

The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar and Chinese Renminbi. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The effect of transaction gains and losses is reported within other income (expense)-net on the Consolidated Statements of Operations.

The Company’s interest rate exposure is primarily related to the $818.6 million of total debt outstanding at September 30, 2011. Approximately 40% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $1.6 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2011, that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company and six of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. Such components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance, subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them. Claims have been filed in jurisdictions throughout the United States. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flow.

The Company is also party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flow.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2011 to July 31, 2011	—	—	—	$75,000,020
August 1, 2011 to August 31, 2011	—	—	—	$75,000,020
September 1, 2011 to September 30, 2011	—	—	—	$75,000,020

Total	—	—	—	$75,000,020

(1)	On April 21, 2008, IDEX’s Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares either in the open market or through private transactions.

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

October 31, 2011

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

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*101

The following financial information from IDEX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended September 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended September 30, 2011 and September 30, 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith