Form 10-K
period 2011-12-31
IDEX CORP /DE/
filed 2012-02-24
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock (based on the June 30, 2011 closing price of $45.85) held by non-affiliates of IDEX Corporation was $3,755,534,573.

The number of shares outstanding of IDEX Corporation’s common stock, par value $.01 per share (the “Common Stock”), as of February 17, 2012 was 83,804,606.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2011 Annual Report to stockholders of IDEX Corporation (“the 2011 Annual Report”) are incorporated by reference in Part II of this Form 10-K and portions of the Proxy Statement of IDEX Corporation (the “2012 Proxy Statement”) with respect to the 2012 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

IDEX has four reportable business segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment, and Fire & Safety/Diversified Products. Reporting units in the Fluid & Metering Technologies segment consist of: Banjo; Energy and Fuels (“Energy”); Chemical, Food & Process (“CFP”) and Water & Waste Water (“Water”). Reporting units in the Health & Science Technologies segment consist of: IDEX Health & Science (“IH&S”); IDEX Optics and Photonics (“IOP”); Precision Polymer Engineering (“PPE”); Gast; Micropump and Materials Process Technologies (“MPT”) which we previously referred to as the Pharma group. The Dispensing Equipment segment is a reporting unit. Reporting units in the Fire & Safety/Diversified Products segment consist of: Fire Suppression; Rescue Tools and Band-It.

IDEX believes that each of its reporting units is a leader in its product and service areas. The Company also believes that its strong financial performance has been attributable to its ability to design and engineer specialized quality products, coupled with its ability to identify and successfully consummate and integrate strategic acquisitions.

FLUID & METERING TECHNOLOGIES SEGMENT

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the water and wastewater industries. Fluid & Metering Technologies application-specific pump and metering solutions serve a diverse range of end markets, including industrial infrastructure (fossil fuels, refined & alternative fuels, and water & wastewater), chemical processing, agricultural, food & beverage, pulp & paper, transportation, plastics & resins, electronics & electrical, construction & mining, pharmaceutical & bio-pharmaceutical, machinery and numerous other specialty niche markets. Fluid & Metering Technologies accounted for 44% of IDEX’s sales and 45% of IDEX’s operating income in 2011, with approximately 49% of its sales to customers outside the U.S.

Banjo.    Banjo is a provider of special purpose, severe-duty pumps, valves, fittings and systems used in liquid handling. Banjo is based in Crawfordsville, Indiana and its products are used in agricultural and industrial applications. Approximately 11% of Banjo’s 2011 sales were to customers outside the U.S.

Energy.    Energy consists of the Company’s Corken, Faure Herman, Liquid Controls, S.A.M.P.I. and Toptech businesses. Energy is a leading supplier of flow meters, electronic registration and control products, rotary vane and turbine pumps, reciprocating piston compressors, and terminal automation control systems. Headquartered in Lake Bluff, Illinois (Liquid Controls and Sponsler products), Energy has additional facilities in Longwood, Florida and Zwijndrech, Belgium (Toptech products), Oklahoma City, Oklahoma (Corken products), La Ferté Bernard, France (Faure Herman products), Vadodara, Gujarat, India (Liquid Controls products), and Altopascio, Italy (S.A.M.P.I. products). Applications for Liquid Controls and S.A.M.P.I. positive displacement flow meters, electronic, registration and control products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Corken products consist of positive-displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Toptech supplies terminal automation hardware and software to control and manage inventories, as well as transactional data and invoicing, to customers in the oil, gas and refined-fuels markets. Faure Herman is a leading supplier of ultrasonic and helical turbine flow meters used in the custody transfer and control of high value fluids and gases. Approximately 57% of Energy’s 2011 sales were to customers outside the U.S.

Chemical, Food & Process.    CFP consists of the Company’s Richter, Viking and Warren Rupp businesses. CFP is a leading producer of air-operated and motor-driven double-diaphragm pumps and replacement parts, premium quality lined pumps, valves and control equipment for the chemical, fine chemical and pharmaceutical industries, and external gear pumps. Richter’s corrosion resistant fluoroplastic lined products offer superior solutions for demanding applications in the process industry. Viking’s products consist of external gear pumps, strainers and reducers, and related controls used for transferring and metering thin and viscous liquids sold under the Viking® and Wright Flow TM brands and air-operated double-diaphragm pumps sold under the Blagdon® brand. Markets served by Viking products include chemical, petroleum, pulp & paper, plastics, paints, inks, tanker trucks, compressor, construction, food & beverage, personal care, pharmaceutical and biotech. Warren Rupp products (which also include Pumper Parts and Versa-Matic products) are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. Markets served by Warren Rupp products include chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance. CFP maintains operations in Kampen, Germany (Richter products), Cedar Falls, Iowa (Richter and Viking products), Eastbourne, East Sussex, England, Shannon, Ireland (Viking products) and Mansfield, Ohio (Warren Rupp products). CFP primarily uses independent distributors to market and sell its products. Approximately 55% of CFP’s 2011 sales were to customers outside the U.S.

Water & Waste Water.    Water consists of the Company’s ADS, IETG, iPEK, Knight and Pulsafeeder businesses. Water is a leading provider of metering technology and flow monitoring products and underground surveillance services for water & wastewater markets, as well as a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering, and a provider of metering pumps, special-purpose rotary pumps, peristaltic pumps, fully integrated pump and metering systems, custom chemical-feed systems, electronic controls and dispensing equipment. ADS’s products and services provide comprehensive integrated solutions that enable industry, municipalities and government agencies to analyze and measure the capacity, quality and integrity of wastewater collection systems, including the maintenance and construction of such systems. IETG’s products and services enable water companies to effectively manage their water distribution and sewerage networks, while its surveillance service specializes in underground asset detection and mapping for utilities and other private companies. iPEK supplies remote controlled systems used for infrastructure inspection. Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Pulsafeeder products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition, as well as peristaltic pumps. Its markets include water and wastewater treatment, oil & gas, power generation, pulp & paper, chemical and hydrocarbon processing, and swimming pools. Water maintains operations in Huntsville, Alabama and various other locations in the United States, Sydney, New South Wales, Australia and Melbourne, Victoria, Australia (ADS products), Leeds, England (IETG products and services), Hirschegg, Austria, and Sulzberg, Germany (iPEK products), Lake Forest, California, Mississauga, Ontario, Canada, Eastbourne, East Sussex, England, Unanderra, Australia, and Ciudad Juarez, Chihuahua, Mexico (Knight products), Rochester, New York, Punta Gorda, Florida and Milan, Italy (Pulsafeeder products). Approximately 46% of Water’s 2011 sales were to customers outside the U.S.

HEALTH & SCIENCE TECHNOLOGIES SEGMENT

The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The segment accounted for 34% of IDEX’s sales and 31% of operating income in 2011, with approximately 53% of its sales to customers outside the U.S.

IDEX Health & Science.    IH&S consists of the Eastern Plastics, Innovadyne, Isolation Technologies, Rheodyne, Ismatec, Sapphire Engineering, Systec and Upchurch Scientific businesses and has facilities in Rohnert Park, California (Innovadyne, Rheodyne and Systec products); Bristol, Connecticut (Eastern Plastics products); Glattbrugg, Switzerland and Wertheim-Mondfeld, Germany (Ismatec products), Middleboro, Massachusetts (Isolation Technologies and Sapphire Engineering products), and Oak Harbor, Washington (Ismatec and Upchurch Scientific products). Rheodyne and Systec products consist of injectors, valves, fittings and accessories for the analytical instrumentation market. Rheodyne and Systec products are used by manufacturers of high pressure liquid chromatography equipment servicing the pharmaceutical, biotech, life science, food & beverage, and chemical markets. Ismatec is a manufacturer of peristaltic metering pumps, analytical process controllers, and sample preparation systems. Sapphire Engineering and Upchurch Scientific products include fluidic components and systems for the analytical, biotech and diagnostic instrumentation markets, such as fittings, precision-dispensing pumps and valves, tubing and integrated tubing assemblies, filter sensors and other micro-fluidic and nano-fluidic components. Markets for Sapphire Engineering and Upchurch Scientific products include pharmaceutical, drug discovery, chemical, biochemical processing, genomics/proteomics research, environmental labs, food/agriculture, medical lab, personal care, and plastics/polymer/rubber production. Eastern Plastics products, which consist of high- precision integrated fluidics and associated engineered plastics solutions, are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. Isolation Technologies products consist of advanced column hardware and accessories for the high performance liquid chromatography (“HPLC”) market. HPLC instruments are used in a variety of analytical chemistry applications, with primary commercial applications including drug discovery and quality control measurements for pharmaceutical and food/beverage testing. Approximately 51% of IH&S’s 2011 sales were to customers outside the U.S.

IDEX Optics and Photonics.    IOP consists of CVI Melles Griot (“CVI MG”), which was acquired in June 2011, Semrock, and AT Films, which was acquired in January 2011. CVI MG is a global leader in the design and manufacture of precision photonic solutions used in the life sciences, research, semiconductor, security and defense markets. CVI MG’s innovative products are focused on the generation, control and productive use of light for a variety of key science and industrial applications. Products consist of specialty lasers and light sources, electro-optical components, specialty shutters, opto-mechanical assemblies and components. In addition, CVI MG produces critical components for life science research, electronics manufacturing, military and other industrial applications including lenses, mirrors, filters and polarizers. These components are utilized in a number of important applications such as spectroscopy, cytometry (cell counting), guidance systems for target designation, remote sensing, menology and optical lithography. CVI MG is headquartered in Albuquerque, New Mexico, with additional manufacturing sites located in Carlsbad, California, Covina, California, Rochester, New York, Isle of Man, British Isles; Leicester, England, Kyongki-Do, Korea, Tokyo, Japan, Didam, The Netherlands, and Singapore. Semrock is a provider of optical filters for biotech and analytical instrumentation in the life sciences markets. Semrock’s optical filters are produced using state-of-the-art manufacturing processes which enable it to offer its customers significant improvements in instrument performance and reliability. Semrock is located in Rochester, New York. AT Films specializes in optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing. AT Films’ core competence is the design and manufacture of filters, splitters, reflectors and mirrors with the precise physical properties required to support their customers’ most challenging and cutting-edge optical applications. AT Films is headquartered in Boulder, Colorado. Approximately 54% of IOP’s 2011 sales were to customers outside the U.S.

Precision Polymer Engineering.    PPE, which was acquired in April 2010 and is located in Blackburn, England, is a provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries and applications, including hazardous duty, analytical instrumentation, semiconductor/solar, process technologies, pharmaceutical, electronics, and food applications. Approximately 82% of PPE’s 2011 sales were to customers outside the U.S.

Gast.    Gast consists of the Company’s Gast and Jun-Air businesses. The Gast business is a leading manufacturer of air-moving products, including air motors, low-range and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure. Markets served by Gast products include medical equipment, environmental equipment, computers & electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts, and industrial manufacturing. The Jun-Air business is a provider of low-decibel, ultra-quiet vacuum compressors suitable for medical, dental and laboratory applications. Based in Benton Harbor, Michigan, Gast also has a manufacturing site in Redditch, England. Approximately 33% of Gast’s 2011 sales were to customers outside the U.S.

Micropump.    Micropump consists of the Company’s Micropump and Trebor businesses. Micropump, headquartered in Vancouver, Washington, is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump products are used in low-flow abrasive and corrosive applications. Markets served by Micropump products include printing machinery, medical equipment, paints & inks, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp & paper, water treatment, textiles, peristaltic metering pumps, analytical process controllers and sample preparation systems. Located in Salt Lake City, Utah, the Trebor business is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Trebor products are used in manufacturing of semiconductors, disk drives and flat panel displays. Approximately 71% of Micropump’s 2011 sales were to customers outside the U.S.

Materials Process Technologies:    MPT consists of the Quadro, Fitzpatrick and Microfluidics businesses. Quadro is a leading provider of particle control solutions for the pharmaceutical and bio-pharmaceutical markets. Based in Waterloo, Ontario, Canada, Quadro’s core capabilities include fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing within the pharmaceutical and bio-pharmaceutical markets. Fitzpatrick is a global leader in the design and manufacture of process technologies for the pharmaceutical, food and personal care markets. Fitzpatrick designs and manufactures customized size reduction, roll compaction and drying systems to support their customers’ product development and manufacturing processes. Fitzpatrick is headquartered in Elmhurst, Illinois. Microfluidics is a global leader in the design and manufacture of laboratory and commercial equipment used in the production of micro and nano scale materials for the pharmaceutical and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer® family of high shear fluid processors for uniform particle size reduction, robust cell disruption and nanoparticle creation. Microfluidics is headquartered in Newton, Massachusetts. Approximately 53% of MPT’s 2011 sales were to customers outside the U.S.

DISPENSING EQUIPMENT SEGMENT

The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. Dispensing Equipment is a global supplier of precision-designed tinting, mixing, dispensing and measuring equipment for auto refinishing and architectural paints. Dispensing Equipment products are used in retail and commercial stores, hardware stores, home centers, department stores, automotive body shops as well as point-of-purchase dispensers. Dispensing Equipment is headquartered in Wheeling, Illinois with additional facilities in Sassenheim, The Netherlands, Unanderra, Australia, Gennevilliers, France, Milan, Italy, Barcelona, Spain, and Scarborough, Ontario, Canada. The segment accounted for 6% of IDEX’s sales and 4% of IDEX’s operating income in 2011, with approximately 77% of its sales to customers outside the U.S.

FIRE & SAFETY/DIVERSIFIED PRODUCTS SEGMENT

The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications. The segment accounted for 16% of IDEX’s sales and 20% of IDEX’s operating income in 2011, with approximately 57% of its sales to customers outside the U.S.

Fire Suppression.    Fire Suppression consists of the Class 1, Hale and Godiva businesses, which produce truck-mounted and portable fire pumps, stainless steel valves, foam and compressed air foam systems, pump modules and pump kits, electronic controls and information systems, conventional and networked electrical systems, and mechanical components for the fire, rescue and specialty vehicle markets. Fire Suppression’s customers are primarily OEMs. Fire Suppression is headquartered in Ocala, Florida (Class 1 products), with additional facilities located in Conshohocken, Pennsylvania (Hale products) and Warwick, England (Godiva products). Approximately 41% of Fire Suppression’s 2011 sales were to customers outside the U.S.

Rescue Tools.    Rescue Tools consists of the Company’s Dinglee, Hurst, Lukas and Vetter businesses, which produce hydraulic, battery, gas and electric-operated rescue equipment, hydraulic re-railing equipment, hydraulic tools for industrial applications, recycling cutters, pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection and disaster control, and shoring equipment for vehicular or structural collapse. Markets served by Rescue Tools products include public and private fire and rescue organizations. Rescue Tools has facilities in Shelby, North Carolina (Hurst products), Tianjin, China (Dinglee products), Erlangen, Germany (Lukas products), and Zulpich, Germany (Vetter products). Approximately 78% of Rescue Tools’s 2011 sales were to customers outside the U.S.

Band-It.    Band-It is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The BAND-IT® brand is highly recognized worldwide. Band-It products are used for securing exhaust system heat and sound shields, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling, and numerous other industrial and commercial applications. Markets for Band-It products include automotive, transportation equipment, oil & gas, general industrial maintenance, electronics, electrical, communications, aerospace, utility, municipal and subsea marine. Band-It is based in Denver, Colorado, with additional operations in Staveley, Derbyshire, England, and Singapore. Approximately 42% of Band-It’s 2011 sales were to customers outside the U.S.

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

Principal competitors of the Health & Science Technologies Segment are the Thomas division of Gardner Denver, Inc. (with respect to vacuum pumps and compressors); Thermo Scientific Dionex products (with respect to analytical instrumentation); Parker Hannifin (with respect to sealing devices); and Valco Instruments Co., Inc. (with respect to fluid injectors and valves).

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

Employees

At December 31, 2011, the Company had 6,814 employees. Approximately 8% were represented by labor unions with various contracts expiring through June 2015. Management believes that the Company’s relationship with its employees is good. The Company historically has been able to satisfactorily renegotiate its collective bargaining agreements, with its last work stoppage in March 1993.

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

Shared Services

The Company has two production facilities in Suzhou, China, that support multiple business units. IDEX also has personnel in China, India and Singapore that provide sales and marketing, product design and engineering, and sourcing support to its business units, as well as personnel in various locations in Europe, South America, the Middle East and Japan to support sales and marketing efforts of IDEX businesses in those regions.

Segment Information

For segment financial information for the years 2011, 2010, and 2009, see the table titled “Company and Business Segment Financial Information” presented in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of the Notes to Consolidated Financial Statements in Part II. Item 8. “Financial Statements and Supplementary Data.”

Executive Officers of the Registrant

The following table sets forth the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past 5 years.

Name	Age	Years of Service	Position
Andrew K. Silvernail	40	3	Chairman of the Board and Chief Executive Officer
Heath A. Mitts	41	6	Vice President and Chief Financial Officer
Frank J. Notaro	48	14	Vice President-General Counsel and Secretary
Daniel J. Salliotte	45	7	Vice President-Mergers, Acquisitions and Treasury
Michael J. Yates	46	6	Vice President and Chief Accounting Officer

Mr. Silvernail has served as Chief Executive Officer since August 2011, and as Chairman of the Board since January 2012. Prior to that, Mr. Silvernail was Vice President-Group Executive Health & Science Technologies, Global Dispensing and Fire & Safety/Diversified Products since January 2011. From February 2010 to December 2010, Mr. Silvernail was Vice President-Group Executive Health & Sciences Technologies and Global Dispensing. Mr. Silvernail joined IDEX in January 2009 as Vice President-Group Executive Health & Science Technologies. Prior to joining IDEX, Mr. Silvernail served as Group President at Rexnord Industries from April 2005 to August 2008.

Mr. Mitts has served as Vice President and Chief Financial Officer since March 2011. Mr. Mitts was hired as Vice President-Corporate Finance in September 2005.

Mr. Notaro has served as Vice President-General Counsel and Secretary since March 1998.

Mr. Salliotte has served as Vice President-Mergers, Acquisitions and Treasury since February 2011. Mr. Salliotte joined IDEX in October 2004 as Vice President-Strategy and Business Development.

Mr. Yates has served as Vice-President and Chief Accounting Officer since February 2010. Mr. Yates was hired as Vice President-Controller in October 2005.

The Company’s executive officers are elected at a meeting of the Board of Directors immediately following the annual meeting of stockholders, and they serve until the next annual meeting of the Board, or until their successors are duly elected and qualified or their death, resignation or removal.

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

Changes in U.S. or International Economic Conditions Could Adversely Affect the Revenues and Profitability of Any of Our Businesses.

In 2011, 47% of the Company’s revenue was derived from domestic operations while 53% was derived from international operations. The Company’s largest end markets include life sciences and medical technologies, fire and rescue, petroleum LPG, paint and coatings, chemical processing and water and wastewater treatment. A slowdown in the U.S. or global economy and in particular any of these specific end markets could reduce the Company’s revenue stream and profitability.

Conditions in Foreign Countries in Which We Operate Could Adversely Affect Our Business.

In 2011, approximately 53% of our total sales were to customers outside the U.S. We expect our international operations and export sales to continue to be significant for the foreseeable future. Both our sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. These risks include the following:

•	possibility of unfavorable circumstances arising from host country laws or regulations;

•	risks of economic instability;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	potential negative consequences from changes to taxation policies;

•	disruption of operations from labor and political disturbances;

•	changes in tariff and trade barriers and import or export licensing requirements; and,

•	insurrection or war.

We cannot predict the impact such future, largely unforeseeable events might have on the Company’s operations.

Our Inability to Continue to Develop New Products Could Limit Our Revenue Growth.

The Company’s revenue grew 9% organically in 2011 and 12% in 2010. Approximately 15% of our revenue was derived from new products developed over the past three years. Our ability to continue to grow organically is tied to our ability to continue to develop new products.

Our Growth Strategy Includes Acquisitions and We May Not be Able to Make Acquisitions of Suitable Candidates or Integrate Acquisitions Successfully.

Our historical growth has included, and our future growth is likely to continue to include acquisitions. We intend to continue to seek acquisition opportunities both to expand into new markets and to enhance our position in existing markets throughout the world. We may not be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain financing which may be needed to consummate those acquisitions, complete proposed acquisitions or successfully integrate acquired businesses into our existing operations. In addition, any acquisition, once successfully integrated, may not perform as planned, be accretive to earnings, or prove to be beneficial to us.

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

The Markets We Serve are Highly Competitive. This Competition Could Reduce our Sales and Operating Margins.

Most of our products are sold in competitive markets. We believe that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, quality of post-sale support, timeliness of delivery, and effectiveness of our distribution channels. Maintaining and improving our competitive position will require continued investment by us in manufacturing, engineering, quality standards, marketing, customer service and support, and our distribution networks. We may not be successful in maintaining our competitive position. Our competitors may develop products that are superior to our products, or may develop methods of more efficiently and effectively providing products and services or may adapt more quickly than us to new technologies or evolving customer requirements. Pricing pressures may require us to adjust the prices of our products to stay competitive. We may not be able to compete successfully with our existing competitors or with new competitors. Failure to continue competing successfully could reduce our revenues, operating margins and overall financial performance.

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

Significant Movements in Foreign Currency Exchange Rates May Harm Our Financial Results.

We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Canadian Dollar, British Pound and Chinese Renminbi. Any significant change in the value of the currencies of the countries in which we do business against the U.S. Dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our results of operations. For additional detail related to this risk, see Part II. Item 7A. “Quantitative and Qualitative Disclosure About Market Risk.”

An Unfavorable Outcome of Any of Our Pending Contingencies or Litigation Could Adversely Affect Us.

We currently are involved in several legal and regulatory proceedings. Where it is reasonably possible to do so, we accrue estimates of the probable costs for the resolution of these matters. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. For additional detail related to this risk, see Item 3. “Legal Proceedings.”

Our Intangible Assets, Including Goodwill, are a Significant Portion of Our Total Assets and a Write-off of Our Intangible Assets Would Adversely Impact Our Operating Results and Significantly Reduce Our Net Worth.

Our total assets reflect substantial intangible assets, primarily goodwill and identifiable intangible assets. At December 31, 2011, goodwill and intangible assets totaled $1,431.4 million and $382.2 million, respectively. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. Annually, or when certain events occur that require a more current valuation, we assess whether there has been an impairment in the value of our goodwill and identifiable intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below forecast levels, we could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of our goodwill or identifiable intangible assets would adversely impact our results of operations and net worth.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s principal plants and offices have an aggregate floor space area of approximately 4.2 million square feet, of which 2.8 million square feet (66%) is located in the U.S. and approximately 1.4 million square feet (34%) is located outside the U.S., primarily in Germany (8%), the U.K. (7%), China (4%) and The Netherlands (2%). Management considers these facilities suitable and adequate for their operations. Management believes the Company can meet the expected demand increase over the near term with its existing facilities, especially given its operational improvement initiatives that usually increase capacity. The Company’s executive office occupies 33,085 square feet of leased space in Lake Forest, Illinois.

Approximately 2.7 million square feet (65%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.7 million square feet (41%) of the principal plant and office floor area is held by business units in the Fluid & Metering Technologies Segment; 1.3 million square feet (31%) is held by business units in the Health & Science Technologies Segment; 0.3 million square feet (7%) is held by business units in the Dispensing Equipment Segment; and 0.7 million square feet (17%) is held by business units in the Fire & Safety/Diversified Products Segment.

Item 3.	Legal Proceedings.

The Company and seven of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries and seeking money damages, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them. Claims have been filed in jurisdictions throughout the United States. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the affected business unit. No provision has been made in the financial statements of the Company for these asbestos-related claims, other than for insurance deductibles in the ordinary course, and the Company does not currently believe these claims will have a material adverse effect on it.

The Company is also party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on it.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for the Company’s Common Stock is the New York Stock Exchange, but the Common Stock is also listed on the Chicago Stock Exchange. As of February 17, 2012, the Common Stock was held by approximately 7,000 recordholders and there were 83,804,606 shares of Common Stock outstanding.

The high and low sales prices of the Common Stock per share and the dividends paid per share during the last two years is as follows:

	2011			2010
	High	Low	Dividends Per Share	High	Low	Dividends Per Share
First Quarter	$43.78	$38.02	$0.15	$33.66	$28.09	$0.12
Second Quarter	47.50	41.90	0.17	35.54	28.49	0.15
Third Quarter	47.28	30.09	0.17	36.24	27.54	0.15
Fourth Quarter	38.36	29.29	0.17	40.29	35.08	0.15

Our payment of dividends in the future will be determined by our Board of Directors and will depend on business conditions, our earnings and other factors.

For information pertaining to securities authorized for issuance under equity compensation plans and the related weighted average exercise price, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table provides information about the Company purchases of Common Stock during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2011 to October 31, 2011	—	—	—	$125,000,020
November 1, 2011 to November 30, 2011	—	—	—	$125,000,020
December 1, 2011 to December 31, 2011	—	—	—	$125,000,020

Total	—	—	—	$125,000,020

(1)	On December 6, 2011, the Company announced that its Board of Directors had increased the authorized level for repurchases of its Common Stock by approximately $50.0 million. The increased authorization was added to the approximately $75.0 million that remains available from the existing authorization approved by the Board of Directors on April 21, 2008, resulting in a total authorized repurchase amount of $125.0 million.

Performance Graph. The following table compares total shareholder returns over the last five years to the Standard & Poor’s (the “S&P”) 500 Index, the S&P 600 Small Cap Industrial Machinery Index and the Russell 2000 Index assuming the value of the investment in our Common Stock and each index was $100 on December 31, 2006. Total return values for our Common Stock, the S&P 500 Index, S&P 600 Small Cap Industrial Machinery Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	12/06	12/07	12/08	12/09	12/10	12/11
IDEX Corporation	$100.00	$115.80	$78.67	$103.05	$132.21	$127.50
S&P 500 Index	100.00	103.53	63.69	78.62	88.67	88.67
S&P Industrial Machinery Index	100.00	110.94	73.52	86.02	111.39	107.23
Russell 2000 Index	100.00	97.25	63.41	79.40	99.49	94.07

Item 6.    Selected Financial Data.(1)

(dollars in thousands, except per share data)	2011	2010	2009	2008	2007
RESULTS OF OPERATIONS
Net sales	$1,838,451	$1,513,073	$1,329,661	$1,489,471	$1,358,631
Gross profit	738,673	618,483	522,386	597,433	566,161
Selling, general and administrative expenses	421,703	358,272	325,453	343,392	313,366
Goodwill impairment	—	—	—	30,090	—
Restructuring expenses	12,314	11,095	12,079	17,995	—
Operating income	304,656	249,116	184,854	205,956	252,795
Other income (expense) — net	(1,443)	(1,092)	1,151	5,123	3,434
Interest expense	29,332	16,150	17,178	18,852	23,353
Provision for income taxes	80,024	74,774	55,436	65,201	78,457
Income from continuing operations	193,857	157,100	113,391	127,026	154,419
Loss from discontinued operations-net of tax	—	—	—	—	(719)
Net income	193,857	157,100	113,391	127,026	153,700
FINANCIAL POSITION
Current assets	$789,161	$692,758	$451,712	$480,688	$617,622
Current liabilities	258,278	353,668	189,682	219,869	198,953
Working capital	530,883	339,090	262,030	260,819	418,669
Current ratio	3.1	2.0	2.4	2.2	3.1
Capital expenditures	34,548	32,769	25,525	28,358	26,496
Depreciation and amortization	72,386	58,108	56,346	48,599	38,038
Total assets	2,836,107	2,381,695	2,098,157	2,151,800	1,970,078
Total borrowings	808,810	527,895	400,100	554,000	454,731
Shareholders’ equity	1,513,135	1,375,660	1,268,104	1,144,783	1,143,207
PERFORMANCE MEASURES
Percent of net sales:
Gross profit	40.2%	40.9%	39.3%	40.1%	41.7%
SG&A expenses	22.9	23.7	24.5	23.1	23.1
Operating income	16.6	16.5	13.9	13.8	18.6
Income before income taxes	14.9	15.3	12.7	12.9	17.1
Income from continuing operations	10.5	10.4	8.5	8.5	11.4
Effective tax rate	29.2	32.2	32.8	33.9	33.7
Return on average assets(2)	7.4	7.0	5.3	6.2	8.5
Borrowings as a percent of capitalization	34.8	27.7	24.0	32.6	28.5
Return on average shareholders’ equity(2)	13.4	11.9	9.4	11.1	14.7
PER SHARE DATA(3)(4)
Basic
— income from continuing operations	$2.34	$1.93	$1.41	$1.55	$1.90
— net income	2.34	1.93	1.41	1.55	1.89
Diluted
— income from continuing operations	2.32	1.90	1.40	1.53	1.88
— net income	2.32	1.90	1.40	1.53	1.87
Cash dividends declared	.68	.60	.48	.48	.48
Shareholders’ equity	18.18	16.76	15.66	14.26	14.01
Stock price
— high	47.50	40.29	32.85	40.75	44.99
— low	29.29	27.54	16.67	17.70	30.41
— close	37.11	39.12	31.15	24.15	36.13
Price/earnings ratio at year end	16	21	22	16	19
Other Data
Employees at year end	6,814	5,966	5,300	5,813	5,009
Shareholders at year end	7,000	7,000	7,000	7,000	7,000
Shares outstanding (in 000s)(3):
Weighted average
— basic	82,145	80,466	79,716	81,123	80,666
— diluted	83,543	81,983	80,727	82,320	82,086
At year end	83,234	82,070	80,970	80,302	81,579

(1)	For additional detail, see Notes to Consolidated Financial Statements in Part II. Item 8. “Financial Statements and Supplementary Data.”

(2)	Return calculated based on income from continuing operations.

(3)	All share and per share data has been restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend in May 2007.

(4)	Calculated by applying the two-class method of allocating earnings to common stock and participating securities as required by ASC 260, Earnings Per Share.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Under the Private Securities Litigation Reform Act

This management’s discussion and analysis, including, but not limited to, the section entitled “2011 Overview and Outlook”, and other portions of this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “management believes,” “the Company believes,” “we believe,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this filing. The risks and uncertainties include, but are not limited to: economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries — all of which could have a material impact on our order rates and results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; capacity utilization and its effect on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and we undertake no obligation to update them to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

2011 Overview and Outlook

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

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the water and wastewater industries. The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Dispensing Equipment Segment produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

Some of our key 2011 financial highlights are as follows:

•	Sales of $1.8 billion rose 22%; organic sales — excluding acquisitions and foreign currency translation — were up 9%.

•	Operating income of $304.7 million increased 22% compared to 2010.

•	Net income increased 23% to $193.9 million.

•	Diluted EPS of $2.32 increased 42 cents compared to 2011.

In 2012, the Company is expecting mid-single digit organic growth. For 2012 based on the Company’s current outlook, we are forecasting fully diluted EPS of $2.74 to $2.82.

Results of Operations

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2011. For purposes of this discussion and analysis section, reference is made to the table on page 18 and the Consolidated Statements of Operations in Part II. Item 8. “Financial Statements and Supplementary Data.” Certain prior year amounts have been revised to reflect the movement of the MPT reporting unit from the Fluid & Metering Technologies Segment to the Health & Science Technologies Segment.

Performance in 2011 Compared with 2010

Sales in 2011 of $1,838.5 million were 22% higher than the $1,513.1 million recorded a year ago. This increase reflects a 9% increase in organic sales, 11% from seven acquisitions (PPE — April 2010, OBL — July 2010, Periflo — September 2010, Fitzpatrick — November 2010, AT Films — January 2011, Microfluidics — March 2011 and CVI MG — June 2011) and 2% favorable foreign currency translation. Organic sales increased in Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products segments, but declined in the Dispensing Equipment segment. Domestic organic sales were up 4% versus the prior year, while international organic sales increased 15%. Organic sales to customers outside the U.S. represented 52% of total sales in 2011 and 49% in 2010.

In 2011, Fluid & Metering Technologies contributed 44% of sales and 45% of operating income; Health & Science Technologies accounted for 34% of sales and 31% of operating income; Dispensing Equipment accounted for 6% of sales and 4% of operating income; and Fire & Safety/Diversified Products represented 16% of sales and 20% of operating income.

Fluid & Metering Technologies sales of $816.9 million in 2011 increased $112.0 million, or 16%, compared with 2010. This reflects a 13% increase in organic sales, 1% for acquisitions (OBL and Periflo) and 2% favorable foreign currency translation. The increase in organic sales was driven by strong global growth in our agriculture, chemical and energy end markets. In 2011, organic sales increased approximately 9% domestically and 19% internationally. Organic sales to customers outside the U.S. were approximately 48% of total segment sales in 2011 and 46% in 2010.

Health & Science Technologies sales of $622.3 million increased $200.1 million, or 47%, in 2011 compared with last year. This change reflects a 9% increase in organic growth, 37% for acquisitions (PPE, Fitzpatrick, AT Films, Microfluidics and CVI MG) and 1% favorable foreign currency translation. The increase in organic sales reflects market strength across all Health & Science Technologies product markets. In 2011, organic sales increased 2% domestically and 17% internationally. Organic sales to customers outside the U.S. were approximately 51% of total segment sales in 2011 and 47% in 2010.

Dispensing Equipment sales of $117.4 million decreased $7.9 million, or 6%, in 2011 compared with the prior year. This change reflects an 11% organic decline, partially offset by a 5% favorable foreign currency translation. The decrease in organic sales was due to market softness in North America, partially offset by strength in Eastern Europe and Asia. Organic sales decreased 36% domestically, primarily due to North American replenishment programs in 2010 and increased 2% internationally. Organic sales to customers outside the U.S. were 76% of total segment sales in 2011 and 67% in 2010.

Fire & Safety/Diversified Products sales of $285.0 million increased $19.5 million, or 7%, in 2011 compared with 2010. This change reflects 5% organic growth and a 2% favorable foreign currency translation. The change in organic sales reflects strength in rescue equipment and engineered band clamping systems, partially offset by weakness in fire suppression. In 2011, organic sales increased 3% domestically and 6% internationally. Organic sales to customers outside the U.S. were 56% of total segment sales for both 2011 and 2010.

Gross profit of $738.7 million in 2011 was $120.2 million, or 19%, higher than 2010. As a percentage of sales, gross profit was 40.2% in 2011, a 70 basis-point decrease from 40.9% in 2010. The decrease in gross margin primarily reflects acquisition fair value inventory charges of $15.8 million related to our CVI MG acquisition, partially offset by higher volume and product mix.

Selling, general and administrative (“SG&A”) expenses increased to $421.7 million in 2011 from $358.3 million in 2010. The $63.4 million increase reflects approximately $16.7 million in volume-related expenses, $46.4 million for incremental costs associated with acquisitions and $5.8 million of acquisition-related costs, partially offset by a $2.8 million gain from the sale of a facility in Italy and $2.7 million from the reversal of previously recorded share based compensation costs related to the CEO transition. As a percentage of sales, SG&A expenses were 22.9% for 2011 and 23.7% for 2010.

During 2011, the Company recorded pre-tax restructuring expenses totaling $12.3 million, while $11.1 million was recorded for the same period in 2010. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility rationalization resulting from the Company’s cost savings initiatives. These initiatives included severance benefits for 292 employees in 2011 and 215 in 2010. The current restructuring initiative will continue into 2012 with severance payments to be fully paid by the end of 2012 using cash from operations.

Operating income increased $55.5 million, or 22%, to $304.7 million in 2011 from $249.1 million in 2010. This increase primarily reflects an increase in volume, improved productivity and a gain from the sale of a facility in Italy, partially offset by acquisition fair value inventory charges and acquisition-related costs. Operating margins in 2011 were 16.6% of sales compared with 16.5% recorded in 2010.

In the Fluid & Metering Technologies Segment, operating income of $160.0 million and operating margins of 19.6% in 2011 were up from the $127.2 million and 18.0% recorded in 2010 principally due to higher sales, sourcing initiatives, strategic pricing and cost control. In the Health & Science Technologies Segment, operating income of $110.9 million in 2011 was up from the $87.0 million recorded in 2010 due to volume leverage, improved mix with new products and increased content on OEM platforms, partially offset by the inventory fair value charge associated with the CVI MG acquisition. Operating margin in the Health & Science Technologies Segment of 17.8% in 2011 was down from 20.6% in 2010 primarily due to the inventory fair value charge associated with the CVI MG acquisition, partially offset by higher volume. In the Dispensing Equipment Segment, operating income of $15.4 million and operating margins of 13.1% in 2011 were down from the $19.5 million and 15.6% operating margins recorded in 2010, primarily due to lower volume and restructuring related costs, partially offset by a gain from the sale of a facility in Italy. Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $70.5 million and 24.7%, respectively, were higher than the $62.8 million and 23.7% recorded in 2010, primarily due to volume leverage and favorable product mix. The Company incurred $22.6 million of acquisition related transaction costs and fair value inventory charges in 2011, of which $5.8 million was recorded in SG&A expense and $16.8 million was recorded in cost of sales.

Other expense of $1.4 million in 2011 was higher than the $1.1 million expense in 2010, primarily due to higher losses on foreign currency transactions and a loss on an interest rate contract settlement, partially offset by an increase in interest income.

Interest expense increased to $29.3 million in 2011 from $16.2 million in 2010. The increase was principally due to higher debt levels resulting from the funding of the CVI MG acquisition and a higher interest rate associated with the 4.5% senior notes issued in December 2010 with a 5.8% effective interest rate.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $80.0 million for 2011 compared to $74.8 million in 2010. The effective tax rate decreased to 29.2% for 2011 compared to 32.2% in 2010 primarily due to the mix of global pre-tax income among jurisdictions and as a result of recent acquisitions.

Net income in 2011 of $193.9 million increased from the $157.1 million earned in 2010. Diluted earnings per share in 2011 of $2.32 increased $0.42, or 22%, compared with diluted earnings per share of $1.90 in 2010.

Company and Business Segment Financial Information

	For the Years Ended December 31,(1)
	2011	2010(2)	2009(2)
	(In thousands)
Fluid & Metering Technologies
Net sales(3)	$816,875	$704,891	$621,536
Operating income(4)	159,984	127,192	97,867
Operating margin(4)	19.6%	18.0%	15.7%
Identifiable assets	$1,048,682	$1,040,601	$1,011,392
Depreciation and amortization	32,258	31,762	31,540
Capital expenditures	12,481	17,206	12,785
Health & Science Technologies
Net sales(3)	$622,312	$422,252	$323,901
Operating income(4)	110,871	87,084	54,134
Operating margin(4)	17.8%	20.6%	16.7%
Identifiable assets	$1,201,994	$718,884	$598,786
Depreciation and amortization	30,165	17,384	15,337
Capital expenditures	13,000	7,618	6,447
Dispensing Equipment
Net sales(3)	$117,410	$125,320	$127,279
Operating income(4)	15,409	19,490	15,147
Operating margin(4)	13.1%	15.6%	11.9%
Identifiable assets	$149,813	$205,540	$164,979
Depreciation and amortization	3,181	3,753	3,124
Capital expenditures	1,179	1,129	864
Fire & Safety/Diversified Products
Net sales(3)	$285,015	$265,501	$262,809
Operating income(4)	70,492	62,844	59,884
Operating margin(4)	24.7%	23.7%	22.8%
Identifiable assets	$292,587	$278,567	$285,893
Depreciation and amortization	5,335	4,885	5,328
Capital expenditures	4,465	3,513	3,686
Total IDEX
Net sales	$1,838,451	$1,513,073	$1,329,661
Operating income	304,656	249,116	184,854
Operating margin	16.6%	16.5%	13.9%
Total assets	$2,836,107	$2,381,695	$2,098,157
Depreciation and amortization(5)	72,386	58,108	56,346
Capital expenditures	34,548	32,769	25,525

(1)	Data includes acquisitions of Periflo (September 2010) and OBL (July 2010) in the Fluid & Metering Technologies segment and CVI MG (June 2011), Microfluidics (March 2011), AT Films (January 2011), Fitzpatrick (November 2010) and PPE (April 2010) in the Health & Science Technologies segment from the respective dates of acquisition.

(2)	Revised to reflect the movement of the MPT reporting unit from the Fluid & Metering Technologies Segment to the Health & Science Technologies Segment.

(3)	Segment net sales include intersegment sales.

(4)	Segment operating income excludes unallocated corporate operating expenses.

(5)	Excludes amortization of debt issuance expenses.

Performance in 2010 Compared with 2009

Sales in 2010 of $1,513.1 million were 14% higher than the $1,329.7 million recorded in 2009. This increase reflects a 12% increase in organic sales and 3% from four acquisitions (PPE — April 2010, OBL — July 2010, Periflo — September 2010 and Fitzpatrick — November 2010), partially offset by 1% unfavorable foreign currency translation. Organic sales increased in Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products segments, but were flat in the Dispensing Equipment segment. Domestic organic sales were up 9% versus the prior year, while international organic sales increased 15% in 2010. Organic sales to customers outside the U.S. represented 49% of total sales in 2010 and 46% in 2009.

In 2010, Fluid & Metering Technologies contributed 46% of sales and 43% of operating income; Health & Science Technologies accounted for 28% of sales and 29% of operating income; Dispensing Equipment accounted for 8% of sales and 7% of operating income; and Fire & Safety/Diversified Products represented 18% of sales and 21% of operating income.

Fluid & Metering Technologies sales of $704.9 million in 2010 increased $83.4 million, or 13%, compared with 2009. This reflects a 12% increase in organic sales and 2% for acquisitions (OBL and Periflo), partially offset by 1% unfavorable foreign currency translation. The increase in organic growth was driven by strong global growth across energy, chemical, food & pharma and water & wastewater markets. In 2010, organic sales increased approximately 12% domestically and 13% internationally. Organic sales to customers outside the U.S. were approximately 46% of total segment sales in 2010 and 41% in 2009.

Health & Science Technologies sales of $422.2 million increased $98.3 million, or 30%, in 2010 compared with 2009. This change reflects a 21% increase in organic growth and a 9% increase from acquisitions (PPE and Fitzpatrick). The increase in organic sales reflects market strength across all Health & Science Technologies products. In 2010, organic sales increased 14% domestically and 33% internationally. Organic sales to customers outside the U.S. were approximately 44% of total segment sales in 2010 and 41% in 2009.

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

SG&A expenses increased to $358.3 million in 2010 from $325.5 million in 2009. The $32.8 million increase reflects approximately $22.0 million for volume related expenses and $10.8 million for incremental costs associated with the acquisitions of PPE in April 2010, OBL in July 2010, Periflo in September 2010 and Fitzpatrick in November 2010. As a percentage of net sales, SG&A expenses were 23.7% in 2010 and 24.5% in 2009.

In 2010, the Company recorded pre-tax restructuring expenses totaling $11.1 million, while $12.1 million was recorded in 2009. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility closures resulting from the Company’s cost savings initiatives. These initiatives included severance benefits for 215 employees in 2010 and 478 employees in 2009. The Company has completed these employee reductions in 2010 and severance payments have been fully paid using cash from operations.

Operating income increased $64.3 million, or 35%, to $249.1 million in 2010 from $184.9 million in 2009. This increase primarily reflects an increase in volume, changes in product mix and cost reductions due to our restructuring initiatives. Operating margins in 2010 were 16.5% of sales compared with 13.9% recorded in 2009.

In the Fluid & Metering Technologies segment, operating income of $127.2 million and operating margins of 18.0% in 2010 were up from the $97.9 million and 15.7% recorded in 2009, principally due to higher sales and cost reduction initiatives. In the Health & Science Technologies segment, operating income of $87.0 million and operating margins of 20.6% in 2010 were up from the $54.1 million and 16.7% recorded in 2009 due to higher volume and cost reduction initiatives. In the Dispensing Equipment segment, operating income of $19.5 million and operating margins of 15.6% in 2010 were up from the $15.1 million and 11.9% recorded in 2009 due to cost reduction initiatives and improved productivity. Operating income and operating margins in the Fire & Safety/Diversified Products segment of $62.8 million and 23.7%, respectively, were higher than the $59.9 million and 22.8% recorded in 2009, due to higher volume and favorable mix.

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

Net income in 2010 was $157.1 million, 39% higher than the $113.4 million earned in 2009. Diluted earnings per share in 2010 of $1.90 increased $0.50, or 36%, compared with diluted earnings per share of $1.40 in 2009.

Liquidity and Capital Resources

At December 31, 2011, working capital was $530.9 million and the Company’s current ratio was 3.1 to 1. Cash flows from operating activities increased $32.8 million, or 18%, to $217.2 million in 2011, primarily due to increased volume. At December 31, 2011, the Company’s cash and cash equivalents totaled $230.3 million, of which $122.8 million was held outside of the United States. The Company has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries that might be payable if these earnings were repatriated since the Company considers these amounts to be permanently invested.

Cash flows from operations were more than adequate to fund capital expenditures of $34.5 million and $32.8 million in 2011 and 2010, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

The Company completed the acquisitions of AT Films on January 31, 2011 for cash consideration of $31.8 million and contingent consideration valued at approximately $2.7 million, Microfluidics on March 11, 2011 for cash consideration of $18.5 million and CVI MG on June 10, 2011 for cash consideration of

$393.3 million and the assumption of approximately $1.4 million of debt. Approximately $365.0 million of the cash payment for CVI MG was financed with borrowings under the Company’s revolving credit facility while the remaining cash payments were funded from cash on hand.

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

The Company maintains a revolving credit facility (the “Revolving Facility”), which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At December 31, 2011, there was $50.8 million outstanding under the Revolving Facility with $7.8 million of outstanding letters of credit. The net available borrowing capacity under the Revolving Facility at December 31, 2011, was approximately $641.4 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at December 31, 2011, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Euro Notes due June 9, 2015 (“2.58% Senior Euro Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future, provided that the aggregate principal amount outstanding under the agreement at any time does not exceed $750.0 million. The 2.58% Senior Euro Notes bear interest at a rate of 2.58% per annum and will mature on June 9, 2015. The 2.58% Senior Euro Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the 2.58% Senior Euro Notes; provided that any such portion is greater than 5% of the aggregate principal amount of Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company would be required to pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2.58% Senior Euro Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the 2.58% Senior Euro Notes affected thereby may declare all the 2.58% Senior Euro Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2.58% Senior Euro Notes may declare all the 2.58% Senior Euro Notes to be due and payable immediately.

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of approximately $295.7 million, after deducting the $1.6 million issuance discount, the $1.9 million underwriting commission and $0.8 million offering expenses, were used to repay $250.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15 and December 15. The Company may redeem all or a portion of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the

Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase the 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

On December 9, 2011, the Company completed a public offering of $350.0 million 4.2% senior notes due December 15, 2021 (“4.2% Senior Notes”). The net proceeds from the offering of approximately $346.2 million, after deducting the $0.9 million issuance discount, the $2.3 million underwriting commission and $0.6 million offering expenses, were used to repay $306.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.2% Senior Notes bear interest at a rate of 4.2% per annum, which is payable semi-annually in arrears on each June 15 and December 15. The Company may redeem all or part of the 4.2% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.2% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.2% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.2% Senior Notes also require the Company to make an offer to repurchase the 4.2% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

On April 15, 2010, the Company entered into a forward starting interest rate contract with a notional amount of $300.0 million with a settlement date in December 2010. This contract was entered into in anticipation of the issuance of the 4.5% Senior Notes and was designed to lock in the market interest rate as of April 15, 2010. In December 2010, the Company settled and paid this interest rate contract for $31.0 million. The $31.0 million is being amortized into interest expense over the 10 year term of the 4.5% Senior Notes, which results in an effective interest rate of 5.8%.

On July 12, 2011, the Company entered into a forward starting interest rate contract with a notional amount of $350.0 million and a settlement date of September 30, 2011. This contract was entered into in anticipation of the issuance of the 4.2% Senior Notes and was designed to lock in the market interest rate as of July 12, 2011. On September 29, 2011, the Company settled this interest rate contract for $34.7 million with a payment made on October 3, 2011. Simultaneously, the Company entered into a separate interest rate contract with a notional amount of $350.0 million and a settlement date of February 28, 2012. The contract was entered into in anticipation of the expected issuance of the 4.2% Senior Notes and was designed to maintain the market rate as of July 12, 2011. In December 2011, the Company settled and paid the September interest rate contract for $4.0 million, resulting in a total settlement of $38.7 million. Of the $38.7 million, $0.8 was recognized as other expense in 2011 and the balance of $37.9 million is being amortized into interest expense over the 10 year term of the 4.2% Senior Notes, which results in an effective interest rate of 5.3%.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The key financial covenants require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At December 31, 2011, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 12.4 to 1 and the leverage ratio was 2.2 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes.

On December 21, 2011, the Company retired the outstanding balance of $82.0 million on its $100.0 million unsecured senior bank term loan agreement using proceeds from the Company’s 4.2% Senior Notes and the Revolving Facility.

On December 6, 2011, the Company announced that its Board of Directors increased the authorized level for repurchases of its common stock by approximately $50.0 million. The increased authorization will be added to the approximately $75.0 million that remains available from the existing authorization approved by the Board of Directors on April 21, 2008, resulting in a total authorized repurchase amount of $125.0 million.

The Company believes current cash and cash that will be generated from operations will be sufficient to meet its operating cash requirements, planned capital expenditures, interest on all borrowings, pension and postretirement funding requirements and annual dividend payments to stockholders during the next 12 months. Additionally, in the event that suitable businesses are available for acquisition on acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of December 31, 2011, $50.8 million is outstanding under the Revolving Facility.

Contractual Obligations

Our contractual obligations include pension and postretirement medical benefit plans, rental payments under operating leases, payments under capital leases, and other long-term obligations arising in the ordinary course of business. There are no identifiable events or uncertainties, including the lowering of our credit rating that would accelerate payment or maturity of any of these commitments or obligations.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2011, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional detail regarding these obligations is provided in the Notes to Consolidated Financial Statements in Part II. Item 8. “Financial Statements and Supplementary Data.”

Payments Due by Period	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Borrowings(1)	$1,093,768	$35,054	$66,129	$216,260	$776,325
Operating lease obligations	47,054	13,679	17,559	8,150	7,666
Capital lease obligations(2)	4,079	586	1,149	1,110	1,234
Purchase obligations(3)	85,669	79,462	6,207	—	—
Pension and post-retirement obligations	105,900	9,900	20,100	20,000	55,900
Income tax obligations(4)	5,548	1,217	3,095	905	331

Total contractual obligations(5)	$1,342,018	$139,898	$114,239	$246,425	$841,456

(1)	Includes interest payments based on contractual terms and current interest rates for variable debt.

(2)	Consists primarily of tangible personal property leases.

(3)	Consists primarily of inventory commitments.

(4)	Excludes interest and penalties.

(5)	Comprises liabilities recorded on the balance sheet of $904,880, and obligations not recorded on the balance sheet of $437,138.

Critical Accounting Policies

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Notes to Consolidated Financial Statements in Part II. Item 8. “Financial Statements and Supplementary Data.”

Revenue recognition — The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. For product sales, delivery does not occur until the products have been shipped and risk of loss has been transferred to the customer. Revenue from services is recognized when the services are provided or ratably over the contract term. Some arrangements with customers may include multiple deliverables, including the combination of products and services. In such cases, the Company has identified these as separate elements in accordance with Accounting Standards Codification (“ASC”) 605-25 “Revenue Recognition-Multiple-Element Arrangements-Recognition” and recognizes revenue consistent with the policy for each separate element based on the relative selling price method. Revenues from certain long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

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

The Company’s business acquisitions result in recording goodwill and other intangible assets, which affect the amount of amortization expense and possible impairment expense that the Company will incur in future periods. The Company follows the guidance prescribed in ASC 350, “Goodwill and Other Intangible Assets” to test goodwill and intangible assets for impairment. Annually, on October 31st or more frequently if triggering events occur, the Company compares the fair value of their reporting units to the carrying value of each reporting unit to determine if a goodwill impairment exists.

The Company determines the fair value of each reporting unit utilizing an income approach (discounted cash flows) weighted 50% and a market approach consisting of a comparable public company multiples methodology weighted 50%. To determine the reasonableness of the calculated fair values, the Company reviews the assumptions to ensure that neither the income approach nor the market approach yielded significantly different valuations.

The key assumptions are updated every year for each reporting unit for the income and market methodology used to determine fair value. Various assumptions are utilized including forecasted operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, market data and market multiples. The assumptions that have the most significant effect on the fair value calculation are the weighted average cost of capital, the market multiples and terminal growth rates. The 2011 and 2010 ranges for these three assumptions utilized by the Company are as follows:

Assumptions:	2011 Range	2010 Range
Weighted average cost of capital	12.5% to 14.5%	12.1% to 13.9%
Market multiples	6.5x to 13.0x	9.0x to 12.0x
Terminal growth rates	3.0% to 3.5%	3.0% to 3.5%

The Company concluded that the fair value of each of its reporting units was substantially in excess of its carrying value as of October 31, 2011, and thus no goodwill impairment was identified. However, a 10% decrease in the fair value of the Water reporting unit within the Fluid & Metering Technologies segment could potentially result in a goodwill impairment charge. The total goodwill balance of the Water reporting unit as of October 31, 2011 was $222.3 million.

Defined benefit retirement plans — The plan obligations and related assets of the defined benefit retirement plans are presented in Note 14 of the Notes to Consolidated Financial Statements in Part II. Item 8. “Financial Statements and Supplementary Data.” Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would use in pricing the assets. Plan obligations and the annual pension expense are determined by consulting with actuaries using a number of assumptions provided by the Company. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases, and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected.

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the fair value of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimated selling price. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company’s adoption of ASU No. 2009-13 effective January 1, 2011 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU No. 2010-29 requires revenues and earnings of the combined entity be disclosed as if the business combination occurred as of the beginning of the comparable prior annual reporting period. This ASU also requires additional disclosures about adjustments included in the reported pro forma revenues and earnings. The Company adopted the provisions of ASU No. 2010-29 prospectively for business combinations for which the acquisition date was on or after January 1, 2011.

In September 2011, the FASB issued ASU 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan.” ASU 2011-09 requires enhanced disclosures around an employer’s participation in multiemployer pension plans. The standard is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan to help financial statement users better understand the financial health of the significant plans in which the employer participates. This guidance became effective for the Company for its fiscal 2011 year-end reporting. Its adoption did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to adopt earlier even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. As of December 31, 2011, the Company did not elect to early adopt ASU 2011-08. ASU 2011-08 is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. We may, from time to time, enter into foreign currency forward contracts and interest rate exchange agreements on our debt when we believe there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate exchange agreements. Under the policy, we do not use financial or commodity derivative instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate exchange agreements on the Company’s outstanding long-term debt or long-term debt that is expected to be issued. The Company’s exposure related to derivative instruments is, in the aggregate, not material to its financial position, results of operations or cash flows.

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

The Company’s interest rate exposure is primarily related to the $818.8 million of total debt outstanding at December 31, 2011. Approximately 7% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.3 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

Item 8.	Financial Statements and Supplementary Data.

IDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
	(In thousands except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$230,259	$235,136
Receivables — net	252,845	213,553
Inventories	254,258	196,546
Other current assets	51,799	47,523

Total current assets	789,161	692,758
Property, plant and equipment — net	213,717	188,562
Goodwill	1,431,366	1,207,001
Intangible assets — net	382,222	281,392
Other noncurrent assets	19,641	11,982

Total assets	$2,836,107	$2,381,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$110,977	$104,055
Accrued expenses	130,696	117,879
Short-term borrowings	2,444	119,445
Dividends payable	14,161	12,289

Total current liabilities	258,278	353,668
Long-term borrowings	806,366	408,450
Deferred income taxes	142,482	148,534
Other noncurrent liabilities	115,846	95,383

Total liabilities	1,322,972	1,006,035

Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: none	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value; Issued: 85,968,630 shares at December 31, 2011 and 84,636,668 shares at December 31, 2010	860	846
Additional paid-in capital	490,128	441,271
Retained earnings	1,142,412	1,005,040
Treasury stock at cost: 2,734,747 shares at December 31, 2011 and 2,566,985 shares at December 31, 2010	(64,796)	(58,788)
Accumulated other comprehensive loss	(55,469)	(12,709)

Total shareholders’ equity	1,513,135	1,375,660

Total liabilities and shareholders’ equity	$2,836,107	$2,381,695

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands except per share amounts)
Net sales	$1,838,451	$1,513,073	$1,329,661
Cost of sales	1,099,778	894,590	807,275

Gross profit	738,673	618,483	522,386
Selling, general and administrative expenses	421,703	358,272	325,453
Restructuring expenses	12,314	11,095	12,079

Operating income	304,656	249,116	184,854
Other income (expense) — net	(1,443)	(1,092)	1,151
Interest expense	29,332	16,150	17,178

Income before income taxes	273,881	231,874	168,827
Provision for income taxes	80,024	74,774	55,436

Net income	$193,857	$157,100	$113,391

Earnings per common share:
Basic earnings per common share	$2.34	$1.93	$1.41

Diluted earnings per common share	$2.32	$1.90	$1.40

Share data:
Basic weighted average common shares outstanding	82,145	80,466	79,716
Diluted weighted average common shares outstanding	83,543	81,983	80,727

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Treasury Stock	Total Shareholders’ Equity
			Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Loss on Derivatives
	(In thousands except share and per share amounts)
Balance, December 31, 2008	$377,982	$822,286	$40,204	$(33,654)	$(6,642)	$(55,393)	$1,144,783

Net income	—	113,391	—	—	—	—	113,391
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	19,195	—	—	—	19,195
Net change in retirement obligations (net of tax expense of $3.5 million)	—	—	—	6,396	—	—	6,396
Net change on derivatives designated as cash flow hedges (net of tax benefit of $0.1 million)	—	—	—	—	(71)	—	(71)

Other comprehensive income	—	—	—	—	—	—	25,520

Comprehensive income	—	—	—	—	—	—	138,911

Issuance of 744,827 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans	8,713	—	—	—	—	—	8,713
Share-based compensation	15,710	—	—	—	—	—	15,710
Unvested shares surrendered for tax withholding	—	—	—	—	—	(1,313)	(1,313)
Cash dividends declared — $.48 per common share outstanding	—	(38,700)	—	—	—	—	(38,700)

Balance, December 31, 2009	$402,405	$896,977	$59,399	$(27,258)	$(6,713)	$(56,706)	$1,268,104

Net income	—	157,100	—	—	—	—	157,100
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	(21,097)	—	—	—	(21,097)
Net change in retirement obligations (net of tax benefit of $1.7 million)	—	—	—	(2,830)	—	—	(2,830)
Net change on derivatives designated as cash flow hedges (net of tax benefit of $11.9 million)	—	—	—	—	(14,210)	—	(14,210)

Other comprehensive loss	—	—	—	—	—	—	(38,137)

Comprehensive income	—	—	—	—	—	—	118,963

Issuance of 1,222,274 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans	22,354	—	—	—	—	—	22,354
Share-based compensation	17,358	—	—	—	—	—	17,358
Unvested shares surrendered for tax withholding	—	—	—	—	—	(2,082)	(2,082)
Cash dividends declared — $.60 per common share outstanding	—	(49,037)	—	—	—	—	(49,037)

Balance, December 31, 2010	$442,117	$1,005,040	$38,302	$(30,088)	$(20,923)	$(58,788)	$1,375,660

Net income	—	193,857	—	—	—	—	193,857
Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	(14,108)	—	—	—	(14,108)
Net change in retirement obligations (net of tax benefit of $4.2 million)	—	—	—	(8,398)	—	—	(8,398)
Net change on derivatives designated as cash flow hedges (net of tax benefit of $12.5 million)	—	—	—	—	(20,254)	—	(20,254)

Other comprehensive loss	—	—	—	—	—	—	(42,760)

Comprehensive income	—	—	—	—	—	—	151,097

Issuance of 1,596,145 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans	37,621	—	—	—	—	—	37,621
Share-based compensation	11,250	—	—	—	—	—	11,250
Unvested shares surrendered for tax withholding	—	—	—	—	—	(6,008)	(6,008)
Cash dividends declared — $.68 per common share outstanding	—	(56,485)	—	—	—	—	(56,485)

Balance, December 31, 2011	$490,988	$1,142,412	$24,194	$(38,486)	$(41,177)	$(64,796)	$1,513,135

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$193,857	$157,100	$113,391
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of fixed assets	(2,831)	12	447
Depreciation and amortization	36,882	32,367	31,850
Amortization of intangible assets	35,504	25,741	24,496
Amortization of debt issuance expenses	1,263	547	308
Share-based compensation expense	12,076	17,358	15,710
Deferred income taxes	(3,576)	(7,336)	1,081
Excess tax benefit from share-based compensation	(5,298)	(3,457)	(2,762)
Forward starting interest rate contract settlement	(38,707)	(30,970)	—
Changes in (net of the effect from acquisitions):
Receivables	(16,488)	(22,162)	26,069
Inventories	(607)	(26,651)	23,149
Trade accounts payable	(8,645)	21,432	(16,310)
Accrued expenses	7,411	17,941	(14,294)
Other — net	6,400	2,555	9,397

Net cash flows provided by operating activities	217,241	184,477	212,532
Cash flows from investing activities
Cash purchases of property, plant and equipment	(35,175)	(31,740)	(25,059)
Acquisition of businesses, net of cash acquired	(443,634)	(91,286)	—
Proceeds from fixed asset disposals	12,651	720	3,582
Other — net	(3,379)	—	1,860

Net cash flows used in investing activities	(469,537)	(122,306)	(19,617)
Cash flows from financing activities
Borrowings under credit facilities for acquisitions	365,000	53,866	—
Borrowings under revolving facilities	471,222	—	—
Borrowings under credit facilities and term loan	1,890	7,685	70,114
Proceeds from issuance of 4.2% Senior Notes	349,125	—	—
Proceeds from issuance of 2.58% Senior Euro Notes	—	96,762	—
Payments under revolving facilities, credit facilities and term loan	(906,115)	(331,632)	(225,604)
Proceeds from issuance of 4.5% Senior Notes	—	298,427	—
Debt issuance costs	(5,451)	(2,685)	—
Dividends paid	(54,613)	(46,334)	(38,637)
Proceeds from stock option exercises	33,064	18,057	7,694
Excess tax benefit from share-based compensation	5,298	3,457	2,762
Unvested shares surrendered for tax withholding	(6,008)	(2,082)	(1,313)

Net cash flows provided by (used in) financing activities	253,412	95,521	(184,984)
Effect of exchange rate changes on cash and cash equivalents	(5,993)	3,918	4,242

Net increase (decrease) in cash	(4,877)	161,610	12,173
Cash and cash equivalents at beginning of year	235,136	73,526	61,353

Cash and cash equivalents at end of period	$230,259	$235,136	$73,526

Supplemental cash flow information
Cash paid for:
Interest	$27,749	$16,776	$17,311
Income taxes	66,087	73,867	50,796
Significant non-cash activities:
Contingent consideration for acquisition	3,000	—	—
Debt acquired with acquisition of business	1,400	758	—
Issuance of unvested shares	12,488	5,603	5,131

See Notes to Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Business

IDEX is an applied solutions company specializing in fluid and metering technologies, health and science technologies, dispensing equipment, and fire, safety and other diversified products built to its customers’ specifications. Its products are sold in niche markets to a wide range of industries throughout the world. The Company’s products include industrial pumps, compressors, flow meters, injectors and valves, and related controls for use in a wide variety of process applications; precision fluidics solutions, including pumps, valves, degassing equipment, corrective tubing, fittings, and complex manifolds, precision photonic solutions, optical filters and specialty medical equipment and devices used in life science applications; precision-engineered equipment for dispensing, metering and mixing paints; refinishing equipment; and engineered products for industrial and commercial markets, including fire and rescue, transportation equipment, oil and gas, electronics, and communications. These activities are grouped into four reportable segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment, and Fire & Safety/Diversified Products.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sales price is reasonably assured. For product sales, delivery does not occur until the products have been shipped and risk of loss has been transferred to the customer. Revenue from services is recognized when the services are provided or ratably over the contract term. Some arrangements with customers may include multiple deliverables, including the combination of products and services. In such cases the Company has identified these as separate elements in accordance with ASC 605-25 and recognizes revenue consistent with the policy for each separate element based on the relative selling price method. Revenues from certain long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

The Company records allowances for discounts, product returns and customer incentives at the time of sale as a reduction of revenue as such allowances can be reliably estimated based on historical experience and known

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Costs

Advertising costs of $13.4 million, $11.0 million and $11.4 million for December 31, 2011, 2010 and 2009, respectively, are expensed as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash and cash equivalents.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses as a result of customer’s inability to make required payments. Management evaluates the aging of the accounts receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of accounts receivables that may not be collected in the future and records the appropriate provision.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company reviews the carrying value of goodwill and indefinite-lived intangible assets annually on October 31, or upon the occurrence of events or changes in circumstances that indicate that the carrying value of the goodwill or intangible assets may not be recoverable, in accordance with ASC 350. The Company evaluates the recoverability of each of these assets based on the estimated fair value of each of the fourteen reporting units and two indefinite-lived intangible assets. See Note 4 for a further discussion on goodwill and intangible assets.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowing Expenses

Expenses, inclusive of commissions and professional fees, incurred in securing and issuing debt are capitalized and included in Other non-current assets and amortized over the life of the related borrowing and are included in Interest expense in the Consolidated Statements of Operations.

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

ASC 260 concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share were computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $1.2 million, $1.4 million and $0.8 million in 2011, 2010 and 2009, respectively.

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	2011	2010	2009
	(In thousands)
Basic weighted average common shares outstanding	82,145	80,466	79,716
Dilutive effect of stock options, DCUs and unvested shares	1,398	1,517	1,011

Diluted weighted average common shares outstanding	83,543	81,983	80,727

Options to purchase approximately 0.7 million, 0.2 million and 2.2 million shares of common stock as of December 31, 2011, 2010 and 2009, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would have been antidilutive.

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

Depreciation and Amortization

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives:

Land improvements	8 to 12 years
Buildings and improvements	8 to 30 years
Machinery, equipment and other	3 to 12 years
Office and transportation equipment	3 to 10 years

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain identifiable intangible assets are amortized over their estimated useful lives using the straight-line method. The estimated useful lives used in the computation of amortization of identifiable intangible assets are as follows:

Patents	5 to 17 years
Trade names	10 to 20 years
Customer relationships	3 to 20 years
Non-compete agreements	2 to 5 years
Unpatented technology and other	4 to 20 years

Research and Development Expenditures

Costs associated with research and development are expensed in the period incurred and are included in Cost of sales within the Consolidated Statements of Operations. Research and development expenses, which include costs associated with developing new products and major improvements to existing products, were $36.0 million, $31.8 million and $29.6 million in 2011, 2010 and 2009, respectively.

Foreign Currency Translation

The functional currency of substantially all operations outside the United States is the respective local currency. Accordingly, those foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from changes in exchange rates from year to year have been reported in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The effect of transaction gains and losses is reported within Other income (expense)-net on the Consolidated Statements of Operations.

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

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the fair value of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimated selling price. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company’s adoption of ASU No. 2009-13 effective January 1, 2011 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU No. 2010-29 requires revenues and earnings of the combined entity be disclosed as if the business combination occurred as of the beginning of the comparable prior annual reporting period. This ASU also requires additional disclosures about adjustments included in the reported pro forma revenues and earnings. The Company adopted the provisions of ASU No. 2010-29 prospectively for business combinations for which the acquisition date was on or after January 1, 2011.

In September 2011, the FASB issued ASU 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan.” ASU 2011-09 requires enhanced disclosures around an employer’s participation in multiemployer pension plans. The standard is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan to help financial statement users better understand the financial health of the significant plans in which the employer participates. This guidance became effective for the Company for its fiscal 2011 year-end reporting. Its adoption did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to adopt earlier even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. As of December 31, 2011, the Company did not elect to early adopt ASU 2011-08. ASU 2011-08 is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Restructuring

During 2011 and 2010 the Company recorded restructuring costs as a result of initiatives that support the implementation of key strategic efforts designed to facilitate long-term sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The costs incurred related to these initiatives are included in Restructuring expenses in the Consolidated Statements of Operations while the restructuring accruals are included in Accrued expenses in our Consolidated Balance Sheets.

2011 Initiatives

During 2011, the Company recorded $12.3 million of pre-tax restructuring expenses for exit costs and employee severance related to employee reductions across various functional areas as well as facility rationalization. The 2011 restructuring initiative included severance benefits for 292 employees.

2009 Initiatives

During 2010, the Company recorded $11.1 million of pre-tax restructuring expenses related to our 2009 restructuring initiative for employee severance related to employee reductions across various functional areas as well as facility closures resulting from the Company’s cost savings initiatives. The 2009 restructuring initiative included severance benefits for over 700 employees.

Pre-tax restructuring expenses, by segment, for 2011, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$2,800	$61	$2,861
Health & Science Technologies	2,007	123	2,130
Dispensing Equipment	2,948	797	3,745
Fire & Safety/Diversified Products	1,482	—	1,482
Corporate/Other	2,096	—	2,096

Total restructuring costs	$11,333	$981	$12,314

Pre-tax restructuring expenses, by segment, for 2010, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$2,630	$320	$2,950
Health & Science Technologies	3,511	1,650	5,161
Dispensing Equipment	641	—	641
Fire & Safety/Diversified Products	589	—	589
Corporate/Other	1,754	—	1,754

Total restructuring costs	$9,125	$1,970	$11,095

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-tax restructuring expenses, by segment, for 2009, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$2,694	$1,364	$4,058
Health & Science Technologies	2,201	1,303	3,504
Dispensing Equipment	1,155	860	2,015
Fire & Safety/Diversified Products	1,308	—	1,308
Corporate/Other	488	706	1,194

Total restructuring costs	$7,846	$4,233	$12,079

Restructuring accruals of $5.9 million and $3.5 million at December 31, 2011 and 2010, respectively, are reflected in Accrued expenses in our Consolidated Balance Sheets as follows:

	2011 Initiative	2009 Initiative	Total
	(In thousands)
Balance at January 1, 2010	$—	$6,878	$6,878
Restructuring expenses	—	11,095	11,095
Payments/utilization	—	(14,430)	(14,430)

Balance at December 31, 2010	—	3,543	3,543
Restructuring expenses	12,314	—	12,314
Payments/utilization	(6,439)	(3,543)	(9,982)

Balance at December 31, 2011	$5,875	$—	$5,875

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Balance Sheet Components

	December 31,
	2011	2010
	(In thousands)
RECEIVABLES
Customers	$254,816	$212,899
Other	3,889	5,976

Total	258,705	218,875
Less allowance for doubtful accounts	5,860	5,322

Total receivables — net	$252,845	$213,553

INVENTORIES
Raw materials and components parts	$155,577	$126,901
Work in process	40,506	23,164
Finished goods	58,175	46,481

Total	$254,258	$196,546

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	$30,320	$23,956
Buildings and improvements	128,932	127,272
Machinery, equipment and other	278,936	254,649
Office and transportation equipment	98,341	95,141
Construction in progress	8,820	7,003

Total	545,349	508,021
Less accumulated depreciation and amortization	331,632	319,459

Total property, plant and equipment — net	$213,717	$188,562

	December 31,
	2011	2010
	(In thousands)
ACCRUED EXPENSES
Payroll and related items	$51,728	$46,937
Management incentive compensation	17,402	19,985
Income taxes payable	8,456	6,126
Deferred income taxes	167	723
Insurance	6,495	5,544
Warranty	4,417	3,831
Deferred revenue	7,954	7,172
Restructuring	5,875	3,543
Interest rate exchange agreement	—	2,328
Liability for uncertain tax positions	1,061	1,647
Accrued interest	1,424	—
Contingent consideration for acquisition	1,500	—
Other	24,217	20,043

Total accrued expenses	$130,696	$117,879

OTHER NONCURRENT LIABILITIES
Pension and retiree medical obligations	$91,542	$74,559
Liability for uncertain tax positions	5,262	5,912
Deferred revenue	3,198	4,225
Other	15,844	10,687

Total other noncurrent liabilities	$115,846	$95,383

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010	2009
	(In thousands)
VALUATION AND QUALIFYING ACCOUNTS(1)
Beginning balance January 1	$5,322	$6,160	$5,600
Charged to costs and expenses	1,044	945	1,789
Deductions(2)	917	1,879	617
Currency translation and other	411	96	(612)

Ending balance December 31	$5,860	$5,322	$6,160

(1)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.

(2)	Represents uncollectible accounts, net of recoveries.

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010, by business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Dispensing Equipment	Fire & Safety/ Diversified Products	Total
	(In thousands)
Goodwill	$528,634	$404,383	$135,063	$149,114	$1,217,194
Accumulated impairment losses	(6,659)	—	(30,090)	—	(36,749)

Balance at January 1, 2010(1)	521,975	404,383	104,973	149,114	1,180,445
Acquisitions	10,254	35,227	—	—	45,481
Foreign currency translation	(8,463)	(195)	(6,193)	(4,074)	(18,925)

Balance at December 31, 2010(1)	523,766	439,415	98,780	145,040	1,207,001
Acquisition adjustments	—	434	—	—	434
Acquisitions (Note 12)	—	231,189	—	—	231,189
Foreign currency translation	(2,765)	(1,493)	(1,926)	(1,074)	(7,258)

Balance at December 31, 2011	$521,001	$669,545	$96,854	$143,966	$1,431,366

(1)	Revised to reflect the movement of the MPT reporting unit from the Fluid & Metering Technologies segment to the Health & Science Technologies segment.

ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed.

Goodwill and other acquired intangible assets with indefinite lives were tested for impairment as of October 31, 2011, the Company’s annual impairment date. In 2011, there were no triggering events or change in circumstances that would have required a review other than as of our annual test date. The Company concluded that the fair value of each of the reporting units and indefinite-lived intangible assets was in excess of the carrying value as of October 31, 2011. However, a 10% decrease in the fair value of the Water reporting unit within the Fluid & Metering Technologies segment could potentially result in a goodwill impairment charge. The total goodwill balance of the Water reporting unit as of October 31, 2011 was $222.3 million.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2011 and 2010:

	At December 31, 2011				At December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
		(In thousands)				(In thousands)
Amortizable intangible assets:
Patents	$11,506	$(4,315)	$7,191	11	$9,906	$(5,052)	$4,854
Trade names	72,823	(18,205)	54,618	17	69,043	(13,769)	55,274
Customer relationships	221,076	(69,280)	151,796	10	169,065	(47,686)	121,379
Non-compete agreements	4,801	(4,053)	748	2	4,087	(3,501)	586
Unpatented technology	70,741	(15,617)	55,124	11	43,206	(9,407)	33,799
Other	6,793	(3,156)	3,637	10	5,957	(2,557)	3,400

Total amortizable intangible assets	387,740	(114,626)	273,114		301,264	(81,972)	219,292
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
CVI Melles Griot trade name	47,008	—	47,008		—	—	—

Total intangible assets	$496,848	$(114,626)	$382,222		$363,364	$(81,972)	$281,392

The unamortized trade names are indefinite lived intangible assets which are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Amortization of intangible assets was $35.5 million, $25.7 million and $24.5 million in 2011, 2010 and 2009, respectively. Amortization expense for each of the next five years is estimated to be approximately $39.9 million annually.

5.	Borrowings

Borrowings at December 31, 2011 and 2010 consisted of the following:

	2011	2010
	(In thousands)
Revolving Facility	$50,798	$—
Credit Facility	—	27,842
Term Loan	—	90,000
4.2% Senior Notes, due December 2021	349,125	—
4.5% Senior Notes, due December 2020	298,555	298,427
2.58% Senior Euro Notes, due June 2015	104,655	107,341
Other borrowings	5,677	4,285

Total borrowings	808,810	527,895
Less current portion	2,444	119,445

Total long-term borrowings	$806,366	$408,450

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Credit Agreement consists of a revolving Credit Facility in an aggregate principal amount of $700.0 million with a maturity date of June 27, 2016. The maturity date may be extended under certain conditions for an additional one-year term prior to the second anniversary of the initial closing date of June 27, 2011. Up to $75.0 million of the Revolving Facility is available for the issuance of letters of credit. Additionally, up to $25.0 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.

Proceeds of the Revolving Facility are available for use by the Borrowers for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments may not exceed $950.0 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. Under the Credit Agreement, Fluid Management Europe B.V., (“FME”) and IDEX UK Ltd. (“IDEX UK”) were approved by the lenders as designated borrowers. At December 31, 2011, FME had no borrowings under the Revolving Facility, while IDEX UK’s borrowings under the Revolving Facility were £7.0 million ($10.8 million). As IDEX UK’s borrowings under the Revolving Facility are British Pound denominated and the cash flows that will be used to make payments of principal and interest are predominately generated in British Pounds, the Company does not anticipate any significant foreign exchange gains or losses in servicing this debt.

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at December 31, 2011, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2011, there was $50.8 million outstanding under the Revolving Facility with $7.8 million of outstanding letters of credit. The net available borrowing capacity under the Revolving Facility at December 31, 2011, was approximately $641.4 million.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Euro Notes due June 9, 2015 (“2.58% Senior Euro Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future, provided that the aggregate principal amount outstanding under the agreement at any time does not exceed $750.0 million. The 2.58% Senior Euro Notes bear interest at a rate of 2.58% per annum and will mature on June 9, 2015. The 2.58% Senior Euro Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the 2.58% Senior Euro Notes; provided that any such portion is greater than 5% of the aggregate principal amount of Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company would be required to pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2.58% Senior Euro Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the 2.58% Senior Euro Notes affected thereby may declare all the 2.58% Senior Euro Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2.58% Senior Euro Notes may declare all the 2.58% Senior Euro Notes to be due and payable immediately.

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of $295.7 million, after deducting the $1.6 million issuance discount, the $1.9 million underwriting commission and $0.8 million offering expenses, were used to repay $250.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15 and December 15. The Company may redeem all or a portion of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase the 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

On December 9, 2011, the Company completed a public offering of $350.0 million 4.2% senior notes due December 15, 2021 (“4.2% Senior Notes”). The net proceeds from the offering of $346.2 million, after deducting the $0.9 million issuance discount, the $2.3 million underwriting commission and $0.6 million offering expenses, were used to repay $306.0 million of outstanding bank indebtedness, with the balance used for general corporate

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes. The 4.2% Senior Notes bear interest at a rate of 4.2% per annum, which is payable semi-annually in arrears on each June 15 and December 15. The Company may redeem all or a portion of the 4.2% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.2% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.2% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.2% Senior Notes also require the Company to make an offer to repurchase the 4.2% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

On April 15, 2010 and July 12, 2011, the Company entered into forward starting interest rate contracts in anticipation of the issuance of the 4.5% and 4.2% Senior Notes. See Note 6 for additional details regarding these contracts.

On December 21, 2011, the Company retired the outstanding balance of $82.0 million on its $100.0 million unsecured senior bank term loan agreement using proceeds from the Company’s 4.2% Senior Notes and the Revolving Facility.

Other borrowings of $5.7 million at December 31, 2011 were comprised of capital leases as well as debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 1.5% to 5.2% per annum.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At December 31, 2011, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes.

Total borrowings at December 31, 2011 have scheduled maturities as follows (in thousands):

2012	$2,444
2013	508
2014	488
2015	105,153
2016	51,308
Thereafter	648,909

Total borrowings	$808,810

6.	Derivative Instruments

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On April 15, 2010, the Company entered into a forward starting interest rate contract with a notional amount of $300.0 million with a settlement date in December 2010. This contract was entered into in anticipation of the issuance of the 4.5% Senior Notes and was designed to lock in the market interest rate as of April 15, 2010. In December 2010, the Company settled and paid this interest rate contract for $31.0 million. The $31.0 million is being amortized into interest expense over the 10 year term of the 4.5% Senior Notes, which results in an effective interest rate of 5.8%.

On July 12, 2011, the Company entered into a forward starting interest rate contract with a notional amount of $350.0 million and a settlement date of September 30, 2011. This contract was entered into in anticipation of the issuance of the 4.2% Senior Notes and was designed to lock in the market interest rate as of July 12, 2011. On September 29, 2011, the Company settled this interest rate contract for $34.7 million with a payment made on October 3, 2011. Simultaneously, the Company entered into a separate interest rate contract with a notional amount of $350.0 million and a settlement date of February 28, 2012. The contract was entered into in anticipation of the expected issuance of the 4.2% Senior Notes and was designed to maintain the market rate as of July 12, 2011. In December 2011, the Company settled and paid the September interest rate contract for $4.0 million, resulting in a total settlement of $38.7 million. Of the $38.7 million, $0.8 was recognized as other expense in 2011 and the balance of $37.9 million is being amortized into interest expense over the 10 year term of the 4.2% Senior Notes, which results in an effective interest rate of 5.3%.

At December 31, 2011, approximately $7.6 million of the amount included in accumulated other comprehensive income (loss) in shareholders’ equity at December 31, 2011 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

On May 31, 2011, the Company settled foreign currency exchange contracts with an aggregate notional amount of $0.5 million; the impact of this settlement was immaterial.

The following table sets forth the fair value amounts of derivative instruments held by the Company as of December 31, 2011 and 2010:

	Fair Value Assets (Liabilities)
	December 31, 2011	December 31, 2010	Balance Sheet Caption
	(In thousands)
Interest rate exchange agreement	$—	$(2,328)	Accrued expenses
Foreign exchange contracts	—	176	Other current assets

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gain (loss) recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts for the year ended December 31, 2011 and 2010:

	Gain (Loss) Recognized in Other Comprehensive Income		Income (Expense) and Gain (Loss) Reclassified into Income		Income Statement Caption
	Twelve Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)
Interest rate agreements	$(38,797)	$(31,792)	$(6,197)	$(8,805)	Interest expense
Interest rate agreements	—	—	(786)	(440)	Other expense
Foreign exchange contracts	(55)	126	227	126	Sales

7.	Fair Value Measurements

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheet at December 31, 2011 and 2010:

	Basis of Fair Value Measurements
	Balance at December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Money market investments	$11,899	$11,899	—	—
Available for sale securities	2,785	2,785	—	—
Contingent consideration	(3,000)	—	—	$(3,000)

	Balance at December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)
Money market investment	$96,730	$96,730	—	—
Interest rate agreements	(2,328)	—	(2,328)	—
Foreign currency contracts	176	—	176	—

There were no transfers of assets or liabilities between Level 1 and Level 2 in 2011 or 2010.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In determining the fair value of the Company’s interest rate exchange agreement derivatives, the Company uses a present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument and the credit default swap market to reflect the credit risk of either the Company or the counterparty.

In determining the fair value of the Company’s contingent consideration, the Company uses a probability weighted estimate based on an independent appraisal, adjusted for the time value of money. The Company increased the fair value of the contingent consideration from $2.7 million at September 30, 2011 to $3.0 million at December 31, 2011 based on updated estimates.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At December 31, 2011, the fair value of our Revolving Facility, 2.58% Senior Euro Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $810.8 million compared to the carrying value of $803.1 million.

8.	Commitments and Contingencies

The Company leases certain office facilities, warehouses and data processing equipment under operating leases. Rental expense totaled $19.0 million, $13.9 million and $12.2 million 2011, 2010, and 2009, respectively.

The aggregate future minimum lease payments for operating and capital leases as of December 31, 2011 were as follows:

	Operating	Capital
	(In thousands)
2012	$13,679	$586
2013	11,047	591
2014	6,512	558
2015	4,825	555
2016	3,325	555
2017 and thereafter	7,666	1,234

Warranty costs are provided for at time of sale. The warranty provision is based on historical costs and adjusted for specific known claims. A roll forward of the warranty reserve is as follows:

	2011	2010	2009
	(In thousands)
Beginning balance January 1	$3,831	$4,383	$3,751
Provision for warranties	4,648	4,331	4,507
Claim settlements	(4,443)	(4,665)	(3,918)
Other adjustments, including acquisitions and currency translation	381	(218)	43

Ending balance December 31	$4,417	$3,831	$4,383

The Company is party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flow.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Common and Preferred Stock

On December 6, 2011, the Company announced that its Board of Directors increased the authorized level for repurchases of its common stock by approximately $50.0 million. The increased authorization will be added to the approximately $75.0 million that remains available from the existing authorization approved by the Board of Directors on April 21, 2008, resulting in a total authorized repurchase amount of $125.0 million. No shares were purchased in 2011 and 2010.

At December 31, 2011 and 2010, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and 5 million shares of authorized preferred stock with a par value of $.01 per share. No preferred stock was issued as of December 31, 2011 and 2010.

10.	Income Taxes

Pretax income for 2011, 2010 and 2009 was taxed in the following jurisdictions:

	2011	2010	2009
	(In thousands)
Domestic	$192,857	$161,573	$114,389
Foreign	81,024	70,301	54,438

Total	$273,881	$231,874	$168,827

The provision (benefit) for income taxes for 2011, 2010, and 2009, was as follows:

	2011	2010	2009
	(In thousands)
Current
U.S.	$48,823	$59,384	$34,921
State and local	3,434	4,548	2,704
Foreign	31,343	18,178	16,730

Total current	83,600	82,110	54,355
Deferred
U.S.	4,792	(6,550)	1,658
State and local	(1,103)	(293)	110
Foreign	(7,265)	(493)	(687)

Total deferred	(3,576)	(7,336)	1,081

Total provision for income taxes	$80,024	$74,774	$55,436

Deferred tax assets (liabilities) at December 31, 2011 and 2010 were:

	2011	2010
	(In thousands)
Employee and retiree benefit plans	$38,626	$17,764
Depreciation and amortization	(213,002)	(179,889)
Inventories	10,274	6,934
Allowances and accruals	14,103	16,690
Interest rate exchange agreement	23,714	11,995
Other	10,033	1,617

Total	$(116,252)	$(124,889)

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2011 and 2010 were:

	2011	2010
	(In thousands)
Deferred tax asset — other current assets	$26,037	$23,829
Deferred tax asset — other noncurrent assets	360	539

Total deferred tax assets	26,397	24,368
Deferred tax liability — accrued expenses	(167)	(723)
Noncurrent deferred tax liability — deferred income taxes	(142,482)	(148,534)

Total deferred tax liabilities	(142,649)	(149,257)

Net deferred tax liabilities	$(116,252)	$(124,889)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income. The computed amount and the differences for 2011, 2010, and 2009 are shown in the following table:

	2011	2010	2009
	(In thousands)
Pretax income	$273,881	$231,874	$168,827

Provision for income taxes:
Computed amount at statutory rate of 35%	$95,858	$81,156	$59,089
State and local income tax (net of federal tax benefit)	1,515	2,766	1,829
Taxes on non-U.S. earnings-net of foreign tax credits	(4,522)	(8,545)	(4,117)
Effect of flow-through entities	(6,922)	(516)	(535)
U.S. business tax credits	(917)	(935)	(754)
Domestic activities production deduction	(4,589)	(4,720)	(1,925)
Other	(399)	5,568	1,849

Total provision for income taxes	$80,024	$74,774	$55,436

The Company has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries that might be payable if these earnings were repatriated since the Company considers these amounts to be permanently invested.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2011, 2010 and 2009 are shown in the following table:

	2011	2010	2009
	(In thousands)
Beginning balance January 1	$6,440	$5,285	$4,009
Gross increases for tax positions of prior years	1,828	3,049	2,138
Gross decreases for tax positions of prior years	(1,595)	(675)	—
Settlements	(338)	(517)	(628)
Lapse of statute of limitations	(787)	(702)	(234)

Ending balance December 31	$5,548	$6,440	$5,285

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, 2010 and 2009 we had approximately $0.5 million, $0.8 million and $0.9 million, respectively, of accrued interest related to uncertain tax positions. As of December 31, 2011, 2010 and 2009 we had approximately $0.2 million, $0.4 million and $0.2 million, respectively, of accrued penalties related to uncertain tax positions.

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $5.0 million, $5.8 million and $4.4 million as of December 31, 2011, December 31, 2010 and December 31, 2009, respectively. The tax years 2006-2010 remain open to examination by major taxing jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $1.1 million.

The Company had net operating loss carry forwards for U.S. federal purposes at December 31, 2011 and 2010 of $14.0 and $3.5 million, respectively. For non-U.S. purposes, the Company had net operating loss carry forwards at December 31, 2011 and 2010 of $12.4 and $13.7 million, respectively. The federal net operating loss carry forwards are available for use against the Company’s consolidated federal taxable income and expire between 2019 and 2030. The entire balance of the non-U.S. net operating losses are available to be carried forward, with $0.7 million of these losses beginning to expire during the years 2018 through 2020. The remaining $11.5 million of such losses can be carried forward indefinitely.

At December 31, 2011 and 2010, the Company had a foreign capital loss carry forward of approximately $1.1 million and $1.3 million respectively. The foreign capital loss can be carried forward indefinitely. At December 31, 2011 and 2010, the Company has a valuation allowance against the deferred tax asset attributable to the foreign capital loss of $0.2 million and $0.4 million, respectively. At December 31, 2011 and 2010, the Company had state net operating loss and credit carry forwards of approximately $18.0 million and $18.7 million, respectively. If unutilized, the state net operating loss will expire between 2016 and 2030. At December 31, 2011 and 2010, the Company recorded a valuation allowance against the deferred tax asset attributable to the state net operating loss of $0.3 million and $0.4 million, respectively.

11.	Business Segments and Geographic Information

IDEX has four reportable business segments: Fluid & Metering Technologies, Health & Science Technologies, Dispensing Equipment, and Fire & Safety/Diversified Products. Reporting units in the Fluid & Metering Technologies segment include Banjo, Energy, CFP and Water. Reporting units in the Health & Science Technologies segment include IH&S, IOP, PPE, Gast, Micropump and MPT. The Dispensing Equipment segment is a reporting unit. Reporting units in the Fire & Safety/Diversified Products segment include Fire Suppression, Rescue Tools and Band-It.

The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the water and wastewater industries. The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

scientific research, defense, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Dispensing Equipment segment produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications.

Information on the Company’s business segments is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties. Certain prior year amounts have been revised to reflect the movement of the MPT reporting unit from the Fluid & Metering Technologies Segment to the Health & Science Technologies Segment.

	2011	2010	2009
	(In thousands)
NET SALES
Fluid & Metering Technologies:
External customers	$816,409	$704,179	$620,670
Intersegment sales	466	712	866

Total segment sales	816,875	704,891	621,536
Health & Science Technologies:
External customers	620,659	418,535	318,908
Intersegment sales	1,653	3,717	4,993

Total segment sales	622,312	422,252	323,901
Dispensing Equipment:
External customers	116,857	125,127	127,279
Intersegment sales	553	193	—

Total segment sales	117,410	125,320	127,279
Fire & Safety/Diversified Products:
External customers	284,526	265,232	262,804
Intersegment sales	489	269	5

Total segment sales	285,015	265,501	262,809
Intersegment eliminations	(3,161)	(4,891)	(5,864)

Total net sales	$1,838,451	$1,513,073	$1,329,661

OPERATING INCOME(1)
Fluid & Metering Technologies	$159,984	$127,192	$97,867
Health & Science Technologies	110,871	87,084	54,134
Dispensing Equipment	15,409	19,490	15,147
Fire & Safety/Diversified Products	70,492	62,844	59,884
Corporate office and other(2)	(52,100)	(47,494)	(42,178)

Total operating income	304,656	249,116	184,854
Interest expense	29,332	16,150	17,178
Other income (expense)-net	(1,443)	(1,092)	1,151

Income before taxes	$273,881	$231,874	$168,827

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010	2009
	(In thousands)
ASSETS
Fluid & Metering Technologies	$1,048,682	$1,040,601	$1,011,392
Health & Science Technologies	1,201,994	718,884	598,786
Dispensing Equipment	149,813	205,540	164,979
Fire & Safety/Diversified Products	292,587	278,567	285,893
Corporate office and other(2)	143,031	138,103	37,107

Total assets	$2,836,107	$2,381,695	$2,098,157

DEPRECIATION AND AMORTIZATION(3)
Fluid & Metering Technologies	$32,258	$31,762	$31,540
Health & Science Technologies	30,165	17,384	15,337
Dispensing Equipment	3,181	3,753	3,124
Fire & Safety/Diversified Products	5,335	4,885	5,328
Corporate office and other	1,447	324	1,017

Total depreciation and amortization	$72,386	$58,108	$56,346

CAPITAL EXPENDITURES
Fluid & Metering Technologies	$12,481	$17,206	$12,785
Health & Science Technologies	13,000	7,618	6,447
Dispensing Equipment	1,179	1,129	864
Fire & Safety/Diversified Products	4,465	3,513	3,686
Corporate office and other	3,423	3,303	1,743

Total capital expenditures	$34,548	$32,769	$25,525

(1)	Segment operating income excludes net unallocated corporate operating expenses.

(2)	Includes intersegment eliminations.

(3)	Excludes amortization of debt issuance expenses.

Information about the Company’s operations in different geographical regions for the years ended December 31, 2011, 2010 and 2009 is shown below. Net sales were attributed to geographic areas based on location of the customer, and no country outside the U.S. was greater than 10% of total revenues.

	2011	2010	2009
	(In thousands)
NET SALES
U.S.	$857,990	$766,067	$698,822
Europe	492,125	402,056	361,774
Other countries	488,336	344,950	269,065

Total net sales	$1,838,451	$1,513,073	$1,329,661

LONG-LIVED ASSETS — PROPERTY, PLANT AND EQUIPMENT
U.S.	$124,102	$108,951	$105,165
Europe	63,433	68,756	61,766
Other countries	26,182	10,855	11,352

Total long-lived assets — net	$213,717	$188,562	$178,283

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Acquisitions

All of the Company’s acquisitions have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition.

2011 Acquisitions

On January 31, 2011, the Company acquired the membership interests of AT Films. AT Films specializes in optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing. AT Films’ core competence is the design and manufacture of filters, splitters, reflectors and mirrors with the precise physical properties required to support their customers’ most challenging and cutting-edge optical applications. Headquartered in Boulder, Colorado, AT Films has annual revenues of approximately $9.0 million. AT Films operates within the Health & Science Technologies segment as a part of the IOP platform. The Company acquired AT Films for an aggregate purchase price of $34.5 million, consisting of $31.8 million in cash and contingent consideration valued at approximately $2.7 million as of the opening balance sheet date. As of December 31, 2011, the Company expects to pay $3.0 million, which is the maximum amount under the contingent consideration arrangement. Goodwill and intangible assets recognized as part of this transaction were $18.2 million and $11.4 million, respectively. The $18.2 million of goodwill is deductible for tax purposes.

On March 11, 2011, the Company completed the acquisition of Microfluidics. Microfluidics is a global leader in the design and manufacture of laboratory and commercial equipment used in the production of micro and nano scale materials for the pharmaceutical and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer® family of high shear fluid processors for uniform particle size reduction, robust cell disruption and nanoparticle creation. Microfluidics operates within the Health & Science Technologies segment as a part of the MPT reporting unit. The Company acquired Microfluidics for an aggregate purchase price of $18.5 million in cash. Headquartered in Newton, Massachusetts, Microfluidics has annual revenues of approximately $16.0 million. Goodwill and intangible assets recognized as part of this transaction were $5.7 million and $9.7 million, respectively. The $5.7 million of goodwill is not deductible for tax purposes.

On June 10, 2011, the Company completed the acquisition of CVI MG. CVI MG is a global leader in the design and manufacture of precision photonic solutions used in the life sciences, research, semiconductor, security and defense markets. CVI MG’s innovative products are focused on the generation, control and productive use of light for a variety of key science and industrial applications. Products include specialty lasers and light sources, electro-optical components, specialty shutters, opto-mechanical assemblies and components. In addition, CVI MG produces critical components for life science research, electronics manufacturing, military and other industrial applications including lenses, mirrors, filters and polarizers. These components are utilized in a number of important applications such as spectroscopy, cytometry (cell counting), guidance systems for target designation, remote sensing, menology and optical lithography. CVI MG operates within the Health and Science Technologies segment as part of the IOP platform. The Company acquired CVI MG for an aggregate purchase price of $394.7 million, consisting of $393.3 million in cash and the assumption of approximately $1.4 million of debt. Approximately $365.0 million of the cash payment was financed with borrowings under the Company’s Revolving Facility. Headquartered in Albuquerque, New Mexico, with manufacturing sites located on three continents, CVI MG has annual revenues of approximately $178.0 million. Goodwill and intangible assets recognized as part of this transaction were $207.3 million and $115.8 million, respectively. Approximately $117.7 million of goodwill is deductible for tax purposes.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price for CVI MG, AT Films and Microfluidics has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The Company is continuing to evaluate the initial purchase price allocations with respect to certain inventory items and contingent liabilities, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the businesses, become known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of the filing of these financial statements.

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

	AT Films	Microfluidics	CVI MG	Total
	(In thousands)
Accounts receivable	$947	$1,760	$23,978	$26,685
Inventory	852	2,226	55,435	58,513
Other current assets, net of cash acquired	73	852	6,627	7,552
Property, plant and equipment	5,019	567	30,972	36,558
Goodwill	18,187	5,740	207,262	231,189
Intangible assets	11,435	9,717	115,777	136,929
Other assets	2,704	563	1,943	5,210

Total assets acquired	39,217	21,425	441,994	502,636
Total liabilities assumed	(4,706)	(2,889)	(48,680)	(56,275)

Net assets acquired	$34,511	$18,536	$393,314	$446,361

Of the $136.9 million of acquired intangible assets, $47.0 million was assigned to the CVI MG trade name and is not subject to amortization. The remaining $89.9 million of acquired intangible assets consist of patents, trade names, customer relationships, non-compete and unpatented technology. The goodwill recorded for the acquisitions reflects the strategic fit and revenue and earnings growth potential of these businesses.

The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Patents	$3,017	10
Trade names	4,168	15
Customer relationships	53,895	7
Non-compete agreements	793	2
Unpatented technology	28,048	6

2011 acquired intangible assets	$89,921

The Company incurred $5.8 million of acquisition-related transaction costs in 2011. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including certain transactions that ultimately were not completed.

In accordance with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” the following unaudited pro forma information illustrates the effect on the Company’s net sales and net income for December 31, 2011 and 2010, assuming that the 2011 acquisitions had taken place at the

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning of 2010. The pro forma net income reflects adjustments for the year ended December 31, 2010 to include $16.4 million of pre-tax acquisition fair value inventory charges. The pro forma net income reflects adjustments for the year ended December 31, 2011 to exclude $24.1 million of pre-tax acquisition-related costs and fair value inventory charges. The 2011 and 2010 supplemental pro forma net income are also adjusted to reflect the comparable impact of additional depreciation and amortization expense resulting from the fair value measurement of tangible and intangible assets and financing costs relating to the 2011 acquisitions.

	Twelve Months Ended December 31,
	2011	2010
	(In thousands)
Net sales	$1,921,515	$1,706,085
Net income	205,168	146,873
Diluted earnings per share	$2.46	$1.79

These pro forma results do not purport to be indicative of the results of operations that would have resulted had the acquisitions occurred on the date indicated or that may result in the future.

2010 Acquisitions

On April 15, 2010, the Company acquired the stock of PPE, previously referred to as Seals, Ltd, a leading provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries, including analytical instrumentation, semiconductor/solar and process technologies. PPE consists of the Polymer Engineering and Perlast divisions. PPE’s Polymer Engineering division focuses on sealing solutions for hazardous duty applications. The Perlast division produces highly engineered seals for analytical instrumentation, pharmaceutical, electronics, and food applications. Headquartered in Blackburn, England, PPE operates as part of the Health & Science Technologies Segment with annual revenues of approximately $32.0 million (£21 million). The Company acquired PPE for an aggregate purchase price of $54.0 million, consisting of $51.3 million in cash and the assumption of approximately $2.7 million of debt related items. The cash payment was financed with borrowings under the Company’s credit facility. Goodwill and intangible assets recognized as part of this transaction were $29.7 million and $17.2 million, respectively. The $29.7 million of goodwill is not deductible for tax purposes.

On July 21, 2010, the Company acquired the stock of OBL, S.r.l. (“OBL”), a leading provider of mechanical and hydraulic diaphragm pumps. OBL provides polymer blending systems and related accessories for a diverse range of global industries, including water, waste water, oil and gas, petro-chemical and power generation markets. Headquartered in Milan, Italy, with annual revenues of approximately $10.9 million (€8.5 million), OBL operates within IDEX’s Fluid & Metering Technologies segment as part of the Water reporting unit. The Company acquired OBL for cash consideration of $15.4 million. Goodwill and intangible assets recognized as part of this transaction were $7.7 million and $4.0 million, respectively. The $7.7 million of goodwill is not deductible for tax purposes.

On September 17, 2010, the Company acquired the assets of Periflo, a leading provider of peristaltic pumps for the industrial and municipal water & waste water markets. Periflo offers a complete family of peristaltic hose pumps for a wide variety of applications. Headquartered in Loveland, Ohio, with annual revenues of approximately $3.5 million, Periflo operates within IDEX’s Fluid & Metering Technologies segment as part of the Water reporting unit. The Company acquired Periflo for cash consideration of $4.3 million. Goodwill and intangible assets recognized as part of this transaction were $2.5 million and $0.7 million, respectively. The $2.5 million of goodwill is deductible for tax purposes.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 1, 2010, the Company acquired the stock of Fitzpatrick, a global leader in the design and manufacture of process technologies for the pharmaceutical, food and personal care markets. Fitzpatrick designs and manufactures customized size reduction, roll compaction and drying systems to support their customers’ product development and manufacturing processes. Fitzpatrick expands the capability of IDEX’s Quadro Engineering business by adding coarse particle sizing, roll compaction and drying systems to Quadro’s fine particle processing. Headquartered in Elmhurst, Illinois, Fitzpatrick has annual revenues of approximately $22.0 million. Fitzpatrick operates in the MPT reporting unit within the Health & Science Technologies segment. The Company acquired Fitzpatrick for cash consideration of approximately $20.3 million. Goodwill and intangible assets recognized as part of this transaction were $6.0 million and $8.0 million, respectively. The $6.0 million of goodwill is not deductible for tax purposes.

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values were as follows:

2010
(In thousands)
Current assets, net of cash acquired	$24,679
Property, plant and equipment	18,344
Goodwill	45,915
Intangible assets	29,861
Other assets	2,906

Total assets acquired	121,705
Total liabilities assumed	(30,439)

Net assets acquired	$91,266

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

The Company maintains two share-based compensation plans for executives, non-employee directors, and certain key employees which authorize the granting of stock options, unvested shares, unvested share units, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of December 31, 2011 totals 10.6 million, of which 4.1 million shares were available for future issuance. Stock options granted under these plans are generally non-qualified, and are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The majority of the options issued to employees become exercisable in four equal installments, beginning one year from the date of grant, and generally expire 10 years from the date of grant. Stock options granted to non-employee directors cliff vest after one year. Unvested share and unvested share unit awards generally cliff vest after three years for employees and non-employee directors. The Company issued 341,876, 264,915 and 273,000 of unvested shares as compensation to key employees in 2011, 2010 and 2009, respectively.

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

Weighted average option fair values and assumptions for the period specified are disclosed in the following table:

	Years Ended December 31,
	2011	2010	2009
Weighted average fair value of grants	$12.30	$ 9.56	$ 5.32
Dividend yield	1.46%	1.51%	2.35%
Volatility	32.72%	33.43%	32.53%
Risk-free interest rate	0.28% - 5.61%	0.32% - 5.67%	0.69% - 4.63%
Expected life (in years)	6.14	5.98	5.85

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•

The Company uses historical data to estimate the expected life of the option. The expected life assumption for the years ended December 31, 2011, 2010 and 2009 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

•

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the years ended December 31, 2011, 2010 and 2009, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

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

Total compensation cost for stock options is as follows:

	Years Ended December 31,
	2011(1)	2010	2009
	(In thousands)
Cost of goods sold	$805	$804	$945
Selling, general and administrative expenses	6,153	6,923	6,288

Total expense before income taxes	6,958	7,727	7,233
Income tax benefit	(2,208)	(2,450)	(2,322)

Total expense after income taxes	$4,750	$5,277	$4,911

(1)	Reflects the forfeiture of stock options related to the Company’s transition to a new CEO in August 2011.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation cost for unvested shares is as follows:

	Years Ended December 31,
	2011(1)	2010	2009
	(In thousands)
Cost of goods sold	$684	$311	$248
Selling, general and administrative expenses	4,434	8,382	8,229
Restructuring expenses	—	938	—

Total expense before income taxes	5,118	9,631	8,477
Income tax benefit	(1,827)	(2,097)	(1,444)

Total expense after income taxes	$3,291	$7,534	$7,033

(1)	Reflects the forfeiture of unvested shares related to the Company’s transition to a new CEO in August 2011.

Recognition of compensation cost was consistent with recognition of cash compensation for the same employees. Compensation cost capitalized as part of inventory was immaterial.

As of December 31, 2011, there was $8.3 million and $9.0 million of total unrecognized compensation cost related to stock options and unvested shares, respectively, that is expected to be recognized over a weighted-average period of 1.4 years and 1.1 years, respectively.

A summary of the Company’s stock option activity as of December 31, 2011, and changes during the year ended December 31, 2011 is presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	5,404,223	$26.85	6.29	$66,329,686
Granted	770,350	40.98
Exercised	(1,333,185)	24.10

Forfeited/Expired	(527,344)	31.79

Outstanding at December 31, 2011	4,314,044	$29.61	7.01	$34,899,200

Vested and expected to vest at December 31, 2011	3,659,049	$28.51	6.55	$32,886,227
Exercisable at December 31, 2011	2,805,172	$27.76	5.84	$26,371,747

The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period, and the grant price. The total intrinsic value of options exercised in 2011, 2010 and 2009, was $21.9 million, $14.4 million and $5.3 million, respectively. In 2011, 2010 and 2009, cash received from options exercised was $33.1 million, $18.1 million and $7.7 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $8.0 million, $5.2 million and $1.9 million, respectively.

A summary of the Company’s unvested share activity as of December 31, 2011, and changes during the year ending December 31, 2011 is presented in the following table:

Unvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2011	950,097	$29.83
Granted	341,876	38.81
Vested	(386,338)	32.84
Forfeited	(292,260)	30.03

Nonvested at December 31, 2011	613,375	$32.44

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unvested share grants accrue dividends and their fair value is equal to the market price of the Company’s stock at the date of the grant.

14.	Retirement Benefits

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

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over the two-year period ended December 31, 2011, and a statement of the funded status at December 31 for both years.

	Pension Benefits				Other Benefits
	2011		2010		2011	2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
CHANGE IN BENEFIT OBLIGATION
Obligation at January 1	$90,102	$42,245	$81,212	$39,342	$20,068	$18,059
Service cost	1,759	1,078	1,665	719	691	528
Interest cost	4,506	2,320	4,525	2,148	1,035	1,008
Plan amendments	—	9	101	128	—	(400)
Benefits paid	(4,224)	(1,703)	(3,567)	(1,542)	(734)	(842)
Actuarial loss	10,159	18	6,166	3,561	60	1,598
Currency translation	—	(906)	—	(2,117)	(47)	117
Curtailments/settlements	(791)	—	—	—	—	—
Acquisition	—	4,702	—	6	—	—

Obligation at December 31	$101,511	$47,763	$90,102	$42,245	$21,073	$20,068

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	$58,147	$17,400	$53,210	$15,376	$—	$—
Actual return on plan assets	(459)	(720)	5,631	1,842	—	—
Employer contributions	6,946	1,569	2,873	1,765	734	842
Benefits paid	(4,224)	(1,703)	(3,567)	(1,542)	(734)	(842)
Currency translation	—	(57)	—	(381)	—	—
Settlements	(791)	—	—	—	—	—
Other	—	425	—	340	—	—

Fair value of plan assets at December 31	$59,619	$16,914	$58,147	$17,400	$—	$—

Funded status at December 31	$(41,892)	$(30,849)	$(31,955)	$(24,845)	$(21,073)	$(20,068)
COMPONENTS ON THE CONSOLIDATED BALANCE SHEETS
Current liabilities	$(602)	$(733)	$(657)	$(653)	$(937)	$(999)
Noncurrent liabilities	(41,290)	(30,116)	(31,298)	(24,192)	(20,136)	(19,069)

Net liability at December 31	$(41,892)	$(30,849)	$(31,955)	$(24,845)	$(21,073)	$(20,068)

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $143.0 million and $126.4 million at December 31, 2011 and 2010, respectively.

The weighted average assumptions used in the measurement of the Company’s benefit obligation at December 31, 2011 and 2010 were as follows:

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Discount rate	4.45%	5.20%	4.68%	5.35%
Rate of compensation increase	3.90%	3.90%	2.96%	3.37%

The pretax amounts recognized in Accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 were as follows:

	Pension Benefits				Other Benefits
	2011		2010		2011	2010
	U.S.	Non-U.S.	U.S.	Non-U.S
	(In thousands)
Prior service cost (credit)	$419	$127	$597	$131	$(2,697)	$(3,044)
Net loss	49,509	8,781	38,813	7,629	2,198	2,313

Total	$49,928	$8,908	$39,410	$7,760	$(499)	$(731)

The amounts in Accumulated other comprehensive income (loss) as of December 31, 2011, that are expected to be recognized as components of net periodic benefit cost during 2012 are as follows:

	U.S. Pension Benefit Plans	Non-U.S. Pension Benefit Plans	Other Benefit Plans	Total
	(In thousands)
Prior service cost (credit)	$126	$9	$(373)	$(238)
Net loss	6,240	315	225	6,780

Total	$6,366	$324	$(148)	$6,542

The following tables provide the components of, and the weighted average assumptions used to determine, the net periodic benefit cost for the plans in 2011, 2010 and 2009:

	Pension Benefits
	2011		2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$1,759	$1,078	$1,665	$719	$1,551	$824
Interest cost	4,506	2,320	4,525	2,148	4,375	2,122
Expected return on plan assets	(4,755)	(1,117)	(4,396)	(945)	(3,505)	(780)
Net amortization	4,855	442	4,401	302	5,299	370

Net periodic benefit cost	$6,365	$2,723	$6,195	$2,224	$7,720	$2,536

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Benefits
	2011	2010	2009
	(In thousands)
Service cost	$691	$528	$468
Interest cost	1,035	1,008	1,018
Net amortization	(156)	(370)	(385)

Net periodic benefit cost	$1,570	$1,166	$1,101

	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009
Discount rate	5.20%	5.80%	6.30%	5.35%	5.88%	5.73%
Expected return on plan assets	8.25%	8.50%	8.50%	6.17%	6.28%	6.05%
Rate of compensation increase	3.90%	3.89%	4.00%	3.37%	3.35%	3.17%

The following table provides pretax amounts recognized in Accumulated other comprehensive income (loss) in 2011:

	Pension Benefits
	U.S.	Non-U.S.	Other Benefits
	(In thousands)
Net loss in current year	$(15,374)	$(1,855)	$(60)
Prior service cost	—	(9)	—
Amortization of prior service cost (credit)	178	10	(346)
Amortization of net loss (gain)	4,678	432	190
Exchange rate effect on amounts in OCI	—	273	(15)

Total	$(10,518)	$(1,149)	$(231)

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

Costs of defined contribution plans were $7.8 million, $7.0 million and $8.8 million for 2011, 2010 and 2009, respectively.

The Company, through its subsidiaries, participates in certain multiemployer pension plans covering approximately 400 participants under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company as contributions to these plans totaled $1.0 million, $0.9 million, and $0.8 million for 2011, 2010, and 2009, respectively.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement purposes, a 7.6% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011. The rate was assumed to decrease gradually each year to a rate of 4.48% for 2028, and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in the assumed health care cost trend rates would increase the service and interest cost components of the net periodic benefit cost by $0.2 million and the health care component of the accumulated postretirement benefit obligation by $1.5 million. A 1% decrease in the assumed health care cost trend rate would decrease the service and interest cost components of the net periodic benefit cost by $0.1 million and the health care component of the accumulated postretirement benefit obligation by $1.3 million.

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2011 and 2010, by asset category, were as follows:

	2011	2010
Equity securities	65%	67%
Fixed income securities	35	33

Total	100%	100%

The following tables summarize the basis used to measure defined benefit plans’ assets at fair value at December 31, 2011 and 2010:

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2011	(In thousands)
Equity	$14,968	$14,968	$—	$—
Absolute return funds(1)
U.S.	38,449	38,449	—	—
Non U.S.	21,709	16,520	5,189	—
Other(2)	1,015	1,015	—	—

	$76,141	$70,952	$5,189	$—

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2010	(In thousands)
Equity	$13,644	$13,644	$—	$—
Absolute return funds(1)
U.S.	38,325	18,549	19,776	—
Non U.S.	22,838	17,400	5,438	—
Other(2)	740	740	—	—

	$75,547	$50,333	$25,214	$—

(1)	Primarily funds invested by managers that have a global mandate with the flexibility to allocate capital broadly across a wide range of asset classes and strategies including, but not limited to equities, fixed income, commodities, interest rate futures, currencies and other securities to outperform an agreed benchmark with specific return and volatility targets.

(2)	Primarily cash and cash equivalents.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investment Policies and Strategies

The investment objectives of the Company’s plan assets are to earn the highest possible rate of return consistent with the tolerance for risk as determined periodically by the Company in its role as a fiduciary. The general guidelines of asset allocation of fund assets are that “equities” will represent from 55% to 75% of the market value of total fund assets with a target of 66%, and “fixed income” obligations, including cash, will represent from 25% to 45% with a target of 34%. The term “equities” includes common stock, convertible bonds and convertible stock. The term “fixed income” includes preferred stock and/or contractual payments with a specific maturity date. The Company strives to maintain asset allocations within the designated ranges by conducting periodic reviews of fund allocations and plan liquidity needs, and rebalancing the portfolio accordingly. The total fund performance is monitored and results measured using a 3- to 5-year moving average against long-term absolute and relative return objectives to meet actuarially determined forecasted benefit obligations. No restrictions are placed on the selection of individual investments by the qualified investment fund managers. The performance of the investment fund managers is reviewed on a regular basis, using appointed professional independent advisors. As of December 31, 2011 and 2010, there were no shares of the Company’s stock held in plan assets.

Cash Flows

The Company expects to contribute approximately $9.4 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2012. The Company also expects to contribute approximately $11.7 million to its defined contribution plans in 2012.

Estimated Future Benefit Payments

The future estimated benefit payments for the next five years and the five years thereafter are as follows: 2012 — $9.9 million; 2013 — $9.4 million; 2014 — $10.7 million; 2015 — $10.0 million; 2016 — $10.0 million; 2017 to 2021 — $55.9 million.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010.

	2011 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)				(In thousands, except per share amounts)
Net sales	$427,089	$453,798	$476,881	$480,683	$355,598	$378,526	$373,731	$405,218
Gross profit	178,700	184,839	181,532	193,602	147,541	154,821	154,133	161,988
Operating income	77,721	79,629	71,305	76,001	57,893	62,780	62,439	66,004
Net income	47,951	50,182	48,336	47,388	36,625	40,398	38,564	41,513
Basic EPS	$.58	$.61	$.58	$.57	$.45	$.50	$.47	$.51
Diluted EPS	$.57	$.60	$.58	$.57	$.45	$.49	$.47	$.50
Basic weighted average shares outstanding	81,430	82,151	82,402	82,596	80,080	80,369	80,517	80,899
Diluted weighted average shares outstanding	83,248	83,778	83,586	83,573	81,509	81,800	81,938	82,686

16.	Subsequent Events

On February 6, 2012, the Company announced that it will realign its reportable segments to include the Dispensing Equipment segment as part of the Fire & Safety/Diversified Products segment. As such, effective in 2012 the Company’s reportable segments will be disclosed as: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Chicago, Illinois

February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Advanced Thin Films (AT Films), which was acquired on January 31, 2011, Microfluidics, which was acquired on March 11, 2011, and CVI Melles Griot (CVI MG), which was acquired on June 10, 2011. These exclusions constitute 29.5% and 17.4% of net and total assets, respectively, 6.7% of net sales, and (1.9)% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at AT Films, Microfluidics and CVI MG. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated February 24, 2012, expressed an unqualified opinion on those consolidated financial statements.

Deloitte & Touche LLP

Chicago, Illinois

February 24, 2012

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The Company completed the acquisitions of AT Films in January 2011, Microfluidics in March 2011 and CVI MG in June 2011. Due to the timing of the acquisitions, management has excluded these acquisitions from our evaluation of effectiveness of internal controls over financial reporting. This exclusion represented 6.7% of total sales and (1.9)% of net income as well as 29.5% of net assets and 17.4% of total assets for the year ended December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Andrew K. Silvernail
Chairman of the Board and Chief Executive Officer

Heath A. Mitts
Vice President and Chief Financial Officer

Lake Forest, Illinois

February 24, 2012

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting appearing on page 67 of this report is incorporated into this Item 9A by reference.

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

The Company has adopted a Code of Business Conduct and Ethics applicable to the Company’s directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees. The Code of Business Conduct and Ethics, along with the Audit Committee Charter, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines are available on the Company’s website at www.idexcorp.com. In the event we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer or principal accounting officer, we intend to disclose the same on the Company’s website.

Item 11.	Executive Compensation.

Information under the heading “Executive Compensation” in the Company’s 2012 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information under the heading “Security Ownership” in the Company’s 2012 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)(2)
Equity compensation plans approved by the Company’s shareholders	4,902,103	$29.61	4,077,708

(1)	Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.

(2)	All Deferred Compensation Units (“DCUs”) issued under the Directors Deferred Compensation Plan and Deferred Compensation Plan for Non-officer Presidents are to be issued under the Company’s Incentive Award Plan and any DCUs remaining in these plans were eliminated by shareholder approval on April 8, 2008. DCUs issued under the Deferred Compensation Plan for Officers continue to be issued under the Incentive Award Plan.

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

No certain relationships exist. Information under the heading “Information Regarding the Board of Directors and Committees” in the Company’s 2012 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the heading “Principal Accountant Fees and Services” in the Company’s 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(A) 1. Financial Statements

Consolidated financial statements filed as part of this report are listed under Part II. Item 8. “Financial Statements and Supplementary Data”.

      2. Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

      3. Exhibits

The exhibits filed with this report are listed on the “Exhibit Index.”

(B) Exhibit Index

Reference is made to the Exhibit Index beginning on page 72 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEX CORPORATION

By:	/s/ HEATH A. MITTS
Heath A. Mitts
Vice President and Chief Financial Officer

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW K. SILVERNAIL Andrew K. Silvernail	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2012

/s/ HEATH A. MITTS Heath A. Mitts	Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012

/s/ MICHAEL J. YATES Michael J. Yates	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012

/s/ BRADLEY J. BELL Bradley J. Bell	Director	February 24, 2012

/s/ RUBY R. CHANDY Ruby R. Chandy	Director	February 24, 2012

/s/ WILLIAM M. COOK William M. Cook	Director	February 24, 2012

/s/ FRANK S. HERMANCE Frank S. Hermance	Director	February 24, 2012

/s/ GREGORY F. MILZCIK Gregory F. Milzcik	Director	February 24, 2012

/s/ ERNEST J. MROZEK Ernest J. Mrozek	Director	February 24, 2012

/s/ MICHAEL T. TOKARZ Michael T. Tokarz	Director	February 24, 2012

/s/ LIVINGSTON L. SATTERTHWAITE Livingston L. Satterthwaite	Director	February 24, 2012

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on April 21, 1988)

3.1(a)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1 (a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235)

3.1(b)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1 (b) to the Current Report of IDEX on Form 8-K March 24, 2005, Commission File No. 1-10235)

3.2	Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.1 to the Current Report of IDEX on Form 8-K filed November 14, 2011, Commission File No. 1-10235)

4.1	Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)

4.2	Credit Agreement, dated as of June 27, 2011, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the Other Financial Institutions Party Hereto (incorporated by reference to Exhibit 10.1 to the Current Report of IDEX on Form 8-K dated June 30, 2011, Commission File No. 1-10235)

4.3	Term Loan Agreement, dated April 18, 2008, among IDEX Corporation, Bank of America N.A. as Agent, and the other financial institutions party hereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K dated April 18, 2008, Commission File No. 1-10235)

4.4	Master Note Purchase Agreement, dated June 9, 2010 with respect to €81,000,000 2.58% Series 2010 Senior Notes due June 9, 2015 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K filed June 14, 2010, Commission File No. 1-10235)

4.5	Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 6, 2010 (Debt Securities) (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K filed December 7, 2010, Commission File No. 1-10235)

4.6	First Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 6, 2010 (as to 4.5% Senior Notes due 2020) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX on Form 8-K filed December 7, 2010, Commission File No. 1-10235)

4.7	Second Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 13, 2011 (as to 4.2% Senior Notes due 2021) (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K filed December 14, 2011, Commission File No. 1-10235)

10.1**	Revised and Restated IDEX Management Incentive Compensation Plan for Key Employees Effective January 1, 2010 (incorporated by reference to Exhibit 10.2 to the Current Report of IDEX on Form 8-K filed March 1, 2010, Commission File No. 1-10235)

10.2**	Form of Indemnification Agreement of IDEX Corporation (incorporated by reference to Exhibit No. 10.23 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-28317, as filed on April 26, 1989, Commission File No. 1-10235)

Exhibit Number	Description

10.3**	IDEX Corporation Amended and Restated Stock Option Plan for Outside Directors, adopted by resolution of the Board of Directors dated as of November 20, 2003 (incorporated by reference to Exhibit 10.6 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2003)

10.4**	Third Amended and Restated 1996 Stock Option Plan for Non-Officer Key Employees of IDEX Corporation dated January 9, 2003 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of IDEX, Registration No. 333-104768, as filed on April 25, 2003)

10.5**	2001 Stock Plan for Officers dated March 27, 2001 (incorporated by reference to Exhibit No. 10.2 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 1-10235)

10.6**	Form Stock Option Agreement (incorporated by reference to Exhibit 10.23 to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)

10.7**	Form Unvested Stock Agreement (incorporated by reference to Appendix A of the Proxy Statement of IDEX, dated February 25, 2005, Commission File No. 1-10235)

10.8**	Letter Agreement between IDEX Corporation and Frank J. Notaro, dated April 24, 2000 (incorporated by reference to Exhibit 10.25 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2005, Commission File No. 1-10235)

10.9**	IDEX Corporation Incentive Award Plan (as Amended and Restated) (incorporated by reference to Appendix A of the Proxy Statement of IDEX, filed March 5, 2010, Commission File No. 1-10235)

10.10**	Form of IDEX Corporation Restricted Stock Award Agreement, dated April 8, 2008 (incorporated by reference to Exhibit 10.4 to the Current Report of IDEX on Form 8-K, filed April 8, 2008, Commission File No. 1-10235)

10.11**	Form of IDEX Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report of IDEX on Form 8-K filed February 25, 2011, Commission File No. 1-10235)

10.12**	Employment Agreement between IDEX Service Corporation and Andrew K. Silvernail, dated November 1, 2011 (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K filed November 4, 2011, Commission File No. 1-10235)

10.13**	Letter Agreement between IDEX Corporation and Frank J. Notaro, dated September 30, 2010 (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K filed October 1, 2010, Commission File No. 1-10235)

10.14**	Third Amended and Restated IDEX Corporation Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.30 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2010, Commission File No. 1-10235)

10.15**	IDEX Corporation Supplemental Executive Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.31 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2010, Commission File No. 1-10235)

10.16**	Transition Services and Separation Agreement between IDEX Service Corporation and Kevin G. Hostetler, dated February 14, 2012 (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K filed February 16, 2012, Commission File No. 1-10235)

*10.17**	Letter Agreement between IDEX Corporation and Michael J. Yates, dated September 19, 2005

*10.18**	Letter Agreement between IDEX Corporation and Michael J. Yates, dated September 30, 2010

Exhibit Number	Description

*12	Ratio of Earnings to Fixed Charges

*21	Subsidiaries of IDEX

*23	Consent of Deloitte & Touche LLP

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

***32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

***32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

****101	The following materials from IDEX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three years ended December 31, 2011, (ii) the Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) the Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2011, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2011, (v) Notes to the Consolidated Financial Statements, and (vi) Financial Statement Schedule of Valuation and Qualifying Accounts.

*	Filed herewith.

**	Management contract or compensatory plan or agreement.

***	Furnished herewith.

****	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.