Form 10-Q
period 2012-03-31
IDEX CORP /DE/
filed 2012-05-08
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐    No   ☑

Number of shares of common stock of IDEX Corporation outstanding as of April 30, 2012: 84,017,857.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$245,543	$230,259
Receivables, less allowance for doubtful accounts of $5,683 at March 31, 2012 and $5,860 at December 31, 2011	270,825	252,845
Inventories — net	253,564	254,258
Other current assets	59,137	51,799

Total current assets	829,069	789,161
Property, plant and equipment — net	214,153	213,717
Goodwill	1,442,160	1,431,366
Intangible assets — net	374,111	382,222
Other noncurrent assets	19,633	19,641

Total assets	$2,879,126	$2,836,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$116,209	$110,977
Accrued expenses	129,255	130,696
Current portion of long-term debt and short-term borrowings	3,796	2,444
Dividends payable	—	14,161

Total current liabilities	249,260	258,278
Long-term borrowings	769,850	806,366
Deferred income taxes	147,125	142,482
Other noncurrent liabilities	112,320	115,846

Total liabilities	1,278,555	1,322,972

Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 86,949,111 shares at March 31, 2012 and 85,968,630 shares at December 31, 2011	869	860
Additional paid-in capital	520,310	490,128
Retained earnings	1,194,583	1,142,412
Treasury stock at cost: 3,024,599 shares at March 31, 2012 and 2,734,747 shares at December 31, 2011	(77,097)	(64,796)
Accumulated other comprehensive loss	(38,094)	(55,469)

Total shareholders’ equity	1,600,571	1,513,135

Total liabilities and shareholders’ equity	$2,879,126	$2,836,107

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$489,417	$427,089
Cost of sales	286,528	248,389

Gross profit	202,889	178,700
Selling, general and administrative expenses	113,382	100,979
Restructuring expenses	4,938	—

Operating income	84,569	77,721
Other income (expense) — net	117	(907)
Interest expense	10,662	6,454

Income before income taxes	74,024	70,360
Provision for income taxes	21,853	22,409

Net income	$52,171	$47,951

Basic earnings per common share	$0.63	$0.58

Diluted earnings per common share	$0.62	$0.57

Share data:
Basic weighted average common shares outstanding	82,804	81,430
Diluted weighted average common shares outstanding	83,902	83,248

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$52,171	$47,951
Other comprehensive income, net of tax
Gains, losses and reclassification adjustments for derivatives, net of tax	1,221	904
Amortization of retirement obligations, net of tax	1,123	785
Cumulative translation adjustment	15,031	24,878

Other comprehensive income	17,375	26,567

Comprehensive income	$69,546	$74,518

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

(unaudited)

			Accumulated Other Comprehensive Income
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Loss on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2011	$490,988	$1,142,412	$24,194	$(38,486)	$(41,177)	$(64,796)	$1,513,135

Net income	—	52,171	—	—	—	—	52,171
Cumulative translation adjustment	—	—	15,031	—	—	—	15,031
Amortization of retirement obligations	—	—	—	1,123	—	—	1,123
Amortization of forward starting swaps	—	—	—	—	1,221	—	1,221
Issuance of 997,376 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans, net of tax benefit	26,097	—	—	—	—	—	26,097
Repurchase of 0.2 million shares of common stock	—	—	—	—	—	(10,183)	(10,183)
Unvested shares surrendered for tax withholding	—	—	—	—	—	(2,118)	(2,118)
Share-based compensation	4,094	—	—	—	—	—	4,094

Balance, March 31, 2012	$521,179	$1,194,583	$39,225	$(37,363)	$(39,956)	$(77,097)	$1,600,571

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$52,171	$47,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,238	8,324
Amortization of intangible assets	9,952	7,298
Amortization of debt issuance expenses	369	251
Share-based compensation expense	4,661	4,849
Deferred income taxes	74	3,011
Excess tax benefit from share based compensation	(2,118)	(2,370)
Non-cash interest expense associated with forward starting swaps	1,925	901
Changes in:
Receivables	(15,450)	(22,325)
Inventories	(212)	(12,875)
Trade accounts payable	4,217	6,114
Accrued expenses	2,837	(4,758)
Other — net	(8,922)	(7,244)

Net cash flows provided by operating activities	58,742	29,127
Cash flows from investing activities
Cash purchases of property, plant and equipment	(8,515)	(11,442)
Acquisition of businesses, net of cash acquired	—	(50,361)
Other — net	(40)	(2,126)

Net cash flows used in investing activities	(8,555)	(63,929)
Cash flows from financing activities
Borrowings under revolving facilities	9,509	—
Payments under revolving facilities, credit facilities and term loan	(48,009)	(17,983)
Dividends paid	(14,161)	(12,291)
Proceeds from stock option exercises	24,366	16,051
Excess tax benefit from stock-based compensation	2,118	2,370
Purchase of common stock	(10,183)	—
Unvested shares surrendered for tax withholding	(2,118)	(6)
Other — net	(1,343)	—

Net cash flows used in financing activities	(39,821)	(11,859)
Effect of exchange rate changes on cash and cash equivalents	4,918	7,073

Net increase (decrease) in cash	15,284	(39,588)
Cash and cash equivalents at beginning of year	230,259	235,136

Cash and cash equivalents at end of period	$245,543	$195,548

Supplemental cash flow information
Cash paid for:
Interest	$2,537	$2,074
Income taxes	9,292	4,712
Significant non-cash activities:
Contingent consideration for acquisition	—	2,707

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Adoption of New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted this guidance on January 1, 2012, and its adoption did not impact the consolidated financial position, results of operations or cash flows of the Company.

In June 2011, FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, FASB issued ASU 2011-12 “Comprehensive Income (Topic 220); Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 did not impact the consolidated financial position, results of operations or cash flows of the Company.

2.    Restructuring

During 2011, the Company began recording restructuring costs as a result of initiatives that support the implementation of key strategic efforts designed to facilitate long-term sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The costs incurred related to these initiatives are included in Restructuring expenses in the Consolidated Statements of Operations while the restructuring accruals are included in Accrued expenses in our Consolidated Balance Sheets.

During the three months ended March 31, 2012, the Company recorded $4.9 million of pre-tax restructuring expenses related to its 2011 restructuring initiative for employee severance related to employee reductions across various functional areas as well as facility rationalization. The 2011 restructuring initiatives included severance benefits for 337 employees.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Pre-tax restructuring expenses, by segment, for 2012, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$2,659	$—	$2,659
Health & Science Technologies	1,150	305	1,455
Fire & Safety/Diversified Products	—	544	544
Corporate/Other	81	199	280

Total restructuring costs	$3,890	$1,048	$4,938

Restructuring accruals of $5.3 million and $5.9 million at March 31, 2012 and December 31, 2011, respectively, are reflected in Accrued expenses in our Consolidated Balance Sheets as follows:

(In thousands)
Balance at January 1, 2012	$5,875
Restructuring expenses	4,938
Payments/utilization	(5,560)

Balance at March 31, 2012	$5,253

3.    Acquisitions

All of the Company’s acquisitions have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition.

On January 31, 2011, the Company acquired the membership interests of AT Films. AT Films specializes in optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing. AT Films’ core competence is the design and manufacture of filters, splitters, reflectors and mirrors with the precise physical properties required to support their customers’ most challenging and cutting-edge optical applications. Headquartered in Boulder, Colorado, AT Films has annual revenues of approximately $9.0 million. AT Films operates within the Health & Science Technologies segment as a part of the IOP platform. The Company acquired AT Films for an aggregate purchase price of $34.5 million, consisting of $31.8 million in cash and contingent consideration valued at approximately $2.7 million as of the opening balance sheet date. In February 2012, the Company paid $1.5 million on the contingent consideration arrangement. The maximum remaining liability is $1.5 million, which is reflected in Accrued expenses and is expected to be paid in the first quarter of 2013. Goodwill and intangible assets recognized as part of this transaction were $18.2 million and $11.4 million, respectively. The $18.2 million of goodwill is deductible for tax purposes.

On March 11, 2011, the Company completed the acquisition of Microfluidics. Microfluidics is a global leader in the design and manufacture of laboratory and commercial equipment used in the production of micro and nano scale materials for the pharmaceutical and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer® family of high shear fluid processors for uniform particle size reduction, robust cell disruption and nanoparticle creation. Microfluidics operates within the Health & Science Technologies segment as a part of the MPT platform. The Company acquired Microfluidics for an aggregate purchase price of $18.5 million in cash. Headquartered in Newton, Massachusetts, Microfluidics has annual revenues of

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

approximately $16.0 million. Goodwill and intangible assets recognized as part of this transaction were $5.9 million and $9.7 million, respectively. The $5.9 million of goodwill is not deductible for tax purposes.

On June 10, 2011, the Company completed the acquisition of CVI MG. CVI MG is a global leader in the design and manufacture of precision photonic solutions used in the life sciences, research, semiconductor, security and defense markets. CVI MG’s innovative products are focused on the generation, control and productive use of light for a variety of key science and industrial applications. Products include specialty lasers and light sources, electro-optical components, specialty shutters, opto-mechanical assemblies and components. In addition, CVI MG produces critical components for life science research, electronics manufacturing, military and other industrial applications including lenses, mirrors, filters and polarizers. These components are utilized in a number of important applications such as spectroscopy, cytometry (cell counting), guidance systems for target designation, remote sensing, menology and optical lithography. CVI MG operates within the Health and Science Technologies segment as part of the IOP platform. The Company acquired CVI MG for an aggregate purchase price of $394.7 million, consisting of $393.3 million in cash and the assumption of approximately $1.4 million of debt. Approximately $365.0 million of the cash payment was financed with borrowings under the Company’s Revolving Facility. Headquartered in Albuquerque, New Mexico, with manufacturing sites located on three continents, CVI MG has annual revenues of approximately $178.0 million. Goodwill and intangible assets recognized as part of this transaction were $208.5 million and $115.8 million, respectively. Approximately $117.7 million of goodwill is deductible for tax purposes.

The purchase price for CVI MG, AT Films and Microfluidics has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition.

4.    Business Segments

The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products.

The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the water and wastewater industries. The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Certain prior year amounts have been revised to include the Dispensing Equipment segment as part of the Fire & Safety/Diversified Products segment and to reflect the movement of our Trebor business unit from the Health & Science Technologies segment to the Fluid & Metering Technologies segment.

	Three Months Ended March 31
	2012	2011
	(In thousands)
Net sales:
Fluid & Metering Technologies:
External customers	$212,466	$199,534
Intersegment sales	252	140

Total group sales	212,718	199,674

Health & Science Technologies:
External customers	173,221	128,913
Intersegment sales	565	321

Total group sales	173,786	129,234

Fire & Safety/Diversified Products:
External customers	103,730	98,642
Intersegment sales	320	245

Total group sales	104,050	98,887

Intersegment elimination	(1,137)	(706)

Total net sales	$489,417	$427,089

Operating income and income before income taxes:
Fluid & Metering Technologies	$44,526	$41,852
Health & Science Technologies	30,270	29,499
Fire & Safety/Diversified Products	23,688	21,142
Corporate office and other	(13,915)	(14,772)

Total operating income	84,569	77,721
Interest expense	10,662	6,454
Other income (expense)-net	117	(907)

Income before income taxes	$74,024	$70,360

	March 31, 2012	December 31, 2011
	(In thousands)
Assets:
Fluid & Metering Technologies	$1,084,657	$1,072,023
Health & Science Technologies	1,179,668	1,178,653
Fire & Safety/Diversified Products	465,240	442,400
Corporate office and other(1)	149,561	143,031

Total assets	$2,879,126	$2,836,107

(1)	Includes intersegment eliminations.

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

ASC 260 “Earnings Per Share”, concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $0.2 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Basic weighted average common shares outstanding	82,804	81,430
Dilutive effect of stock options, unvested shares, and DCUs	1,098	1,818

Diluted weighted average common shares outstanding	83,902	83,248

Options to purchase approximately 1.3 million and 0.7 million shares of common stock for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

6.    Inventories

The components of inventories as of March 31, 2012 and December 31, 2011 were:

	March 31, 2012	December 31, 2011
	(In thousands)
Raw materials and component parts	$155,253	$155,577
Work-in-process	39,924	40,506
Finished goods	58,387	58,175

Total	$253,564	$254,258

Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2012, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2011(1)	$541,640	$648,906	$240,820	$1,431,366
Acquisition adjustments	—	1,424	—	1,424
Foreign currency translation	3,856	1,511	4,003	9,370

Balance at March 31, 2012	$545,496	$651,841	$244,823	$1,442,160

(1)

Revised to reflect the movement of the Dispensing Equipment segment to the Fire & Safety/Diversified Products segment and the transfer of $20.6 million of goodwill related to the movement of our Trebor business unit within the Health & Science Technologies segment to the Fluid & Metering Technologies segment.

ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 31, 2011. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the three months ended March 31, 2012.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2012 and December 31, 2011:

	At March 31, 2012				At December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Amortized intangible assets:
Patents	$10,499	$(3,512)	$6,987	12	$11,506	$(4,315)	$7,191
Trade names	73,502	(19,504)	53,998	14	72,823	(18,205)	54,618
Customer relationships	222,597	(76,092)	146,505	10	221,076	(69,280)	151,796
Non-compete agreements	3,205	(2,583)	622	4	4,801	(4,053)	748
Unpatented technology	71,313	(17,893)	53,420	11	70,741	(15,617)	55,124
Other	6,595	(3,124)	3,471	10	6,793	(3,156)	3637

Total amortized intangible assets	387,711	(122,708)	265,003		387,740	(114,626)	273,114
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
CVI Melles Griot trade name	47,008	—	47,008		47,008	—	47,008

Total intangible assets	$496,819	$(122,708)	$374,111		$496,848	$(114,626)	$382,222

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The unamortized trade names are indefinite lived intangible assets which are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

8.    Accrued Expenses

The components of accrued expenses as of March 31, 2012 and December 31, 2011 were:

	March 31, 2012	December 31, 2011
	(In thousands)
Payroll and related items	$48,686	$51,728
Management incentive compensation	5,943	17,402
Income taxes payable	14,283	8,456
Deferred income taxes	168	167
Insurance	6,368	6,495
Warranty	4,328	4,417
Deferred revenue	6,471	7,954
Restructuring	5,253	5,875
Liability for uncertain tax positions	1,067	1,061
Accrued interest	9,180	1,424
Contingent consideration for acquisition	1,500	1,500
Other	26,008	24,217

Total accrued expenses	$129,255	$130,696

9.    Other Noncurrent Liabilities

The components of noncurrent liabilities as of March 31, 2012 and December 31, 2011 were:

	March 31, 2012	December 31, 2011
	(In thousands)
Pension and retiree medical obligations	$89,186	$91,542
Liability for uncertain tax positions	4,864	5,262
Deferred revenue	3,063	3,198
Other	15,207	15,844

Total other noncurrent liabilities	$112,320	$115,846

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

10.    Borrowings

Borrowings at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Revolving Facility	$11,181	$50,798
4.2% Senior Notes, due December 2021	349,143	349,125
4.5% Senior Notes, due December 2020	298,588	298,555
2.58% Senior Euro Notes, due June 2015	107,738	104,655
Other borrowings	6,996	5,677

Total borrowings	773,646	808,810
Less current portion	3,796	2,444

Total long-term borrowings	$769,850	$806,366

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

Proceeds of the Revolving Facility are available for use by the Borrowers for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments may not exceed $950.0 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. Under the Credit Agreement, Fluid Management Europe B.V., (“FME”) and IDEX UK Ltd. (“IDEX UK”) were approved by the lenders as designated borrowers. At March 31, 2012, FME had no borrowings under the Revolving Facility, while IDEX UK’s borrowings under the Revolving Facility were £2.0 million ($3.2 million). As IDEX UK’s borrowings under the Revolving Facility are British Pound denominated and the cash flows that will be used to make payments of principal and interest are predominately generated in British Pounds, the Company does not anticipate any significant foreign exchange gains or losses in servicing this debt.

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at March 31, 2012, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

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

At March 31, 2012, there was $11.2 million outstanding under the Revolving Facility with $7.0 million of outstanding letters of credit. The net available borrowing capacity under the Revolving Facility at March 31, 2012, was approximately $681.8 million.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Euro Notes due June 9, 2015 (“2.58% Senior Euro Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future, provided that the aggregate principal amount outstanding under the agreement at any time does not exceed $750.0 million. The 2.58% Senior Euro Notes bear interest at a rate of 2.58% per annum, which is payable semi-annually in arrears on each June 9th and December 9th and will mature on June 9, 2015. The 2.58% Senior Euro Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the 2.58% Senior Euro Notes; provided that any such portion is greater than 5% of the aggregate principal amount of Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company would be required to pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2.58% Senior Euro Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the 2.58% Senior Euro Notes affected thereby may declare all the 2.58% Senior Euro Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2.58% Senior Euro Notes may declare all the 2.58% Senior Euro Notes to be due and payable immediately.

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of $295.7 million, after deducting the $1.6 million issuance discount, the $1.9 million underwriting commission and $0.8 million offering expenses, were used to repay $250.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15th and December 15th. The Company may redeem all or a portion of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase the 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

On December 9, 2011, the Company completed a public offering of $350.0 million 4.2% senior notes due December 15, 2021 (“4.2% Senior Notes”). The net proceeds from the offering of $346.2 million, after deducting the $0.9 million issuance discount, the $2.3 million underwriting commission and $0.6 million offering expenses, were used to repay $306.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.2% Senior Notes bear interest at a rate of 4.2% per annum, which is payable semi-annually in arrears on each June 15th and December 15th. The Company may redeem all or a portion of the 4.2% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.2% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.2% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.2% Senior Notes also require the Company to make an offer to repurchase the 4.2% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

Other borrowings of $7.0 million at March 31, 2012 were comprised of capital leases as well as debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 1.5% to 5.2% per annum.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At March 31, 2012, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes.

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

As of March 31, 2012, the Company did not have any interest rate contracts outstanding.

The following table summarizes the gain (loss) recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts for March 31, 2012 and 2011:

	Gain (Loss) Recognized in Other Comprehensive Income		(Expense) and Gain Reclassified into Income
	Three Months Ended March 31,				Income Statement Caption
	2012	2011	2012	2011
	(In thousands)
Interest rate agreements	$—	$955	$(1,925)	$(1,560)	Interest expense
Foreign exchange contracts	—	(55)	—	120	Sales

Approximately $7.6 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at March 31, 2012 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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

The following table summarizes the basis used to measure the Company’s financial assets and (liabilities) at fair value on a recurring basis in the balance sheet at March 31, 2012 and December 31, 2011:

	Basis of Fair Value Measurements
	Balance at March 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money market investment	$15,402	$15,402	$—	$—
Available for sale securities	3,326	3,326	—	—
Contingent consideration	(1,500)	—	—	(1,500)

	Basis of Fair Value Measurements
	Balance at December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Money market investment	$11,899	$11,899	$—	$—
Available for sale securities	2,785	2,785	—	—
Contingent consideration	(3,000)	—	—	(3,000)

There were no transfers of assets or liabilities between Level 1 and Level 2 during the first three months of 2012 or 2011.

In determining the fair value of the Company’s contingent consideration upon acquisition of AT Films, the Company used a probability weighted estimate adjusted for the time value of money. In February 2012, the Company paid $1.5 million on the contingent consideration arrangement. The maximum remaining liability is $1.5 million, which is reflected in Accrued expenses and is expected to be paid in the first quarter of 2013.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At March 31, 2012, the fair value of our Revolving Facility, 2.58% Senior Euro Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $785.5 million compared to the carrying value of $766.7 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

13.    Common and Preferred Stock

On December 6, 2011, the Company announced that its Board of Directors increased the authorized level for repurchases of its common stock by approximately $50.0 million. The increased authorization will be added to the approximately $75.0 million that remains available from the existing authorization approved by the Board of Directors on April 21, 2008, resulting in a total authorized repurchase amount of $125.0 million. Since the inception of this program, the Company has purchased a total of 0.2 million shares at a cost of approximately $10.2 million.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

At March 31, 2012 and December 31, 2011, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was issued at March 31, 2012 and December 31, 2011.

14.    Share-Based Compensation

During the three months ended for both March 31, 2012 and 2011, the Company granted approximately 0.7 million stock options and 0.2 million unvested shares, respectively.

Weighted average option fair values and assumptions for the periods specified are disclosed in the following table:

	Three Months Ended March 31,
	2012	2011
Weighted average fair value of option grants	$11.47	$12.34
Dividend yield	1.57%	1.46%
Volatility	32.01%	32.76%
Risk-free forward interest rate	0.17% - 3.98%	0.28% - 5.62%
Expected life (in years)	5.98	6.18

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•

The Company uses historical data to estimate the expected life of the option. The expected life assumption for the three months ended March 31, 2012 and 2011 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

•

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the three months ended March 31, 2012 and 2011, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Total compensation cost for the stock options is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cost of goods sold	$293	$235
Selling, general and administrative expenses	1,966	2,053

Total expense before income taxes	2,259	2,288
Income tax benefit	(708)	(736)

Total expense after income taxes	$1,551	$1,552

Total compensation cost for the unvested shares is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cost of goods sold	$406	$148
Selling, general and administrative expenses	1,996	2,413

Total expense before income taxes	2,402	2,561
Income tax benefit	(663)	(504)

Total expense after income taxes	$1,739	$2,057

Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees and $0.5 million of compensation cost was capitalized as part of inventory as of March 31, 2012, while $0.2 million was capitalized as of December 31, 2011.

As of March 31, 2012, there was $12.6 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.6 years, and $14.0 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.3 years.

15.    Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended March 31,
	2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$486	$342	$460	$202
Interest cost	1,092	557	1,132	574
Expected return on plan assets	(1,211)	(257)	(1,198)	(277)
Net amortization	1,591	83	1,081	110

Net periodic benefit cost	$1,958	$725	$1,475	$609

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

	Other Benefits
	Three Months Ended March 31,
	2012	2011
	(In thousands)
Service cost	$190	$173
Interest cost	229	259
Net amortization	(37)	(39)

Net periodic benefit cost	$382	$393

The Company previously disclosed in its financial statements for the year ended December 31, 2011, that it expected to contribute approximately $9.4 million to its pension plans and $0.9 million to its other postretirement benefit plans in 2012. As of March 31, 2012, $3.6 million of contributions have been made to the pension plans and $0.1 million have been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $6.6 million in 2012 to fund its pension plans and other postretirement benefit plans.

16.    Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

17.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $21.9 million in the first quarter of 2012 from $22.4 million in the first quarter of 2011. The effective tax rate decreased to 29.5% for the first quarter of 2012 compared to 31.8% in the first quarter of 2011 due to the mix of global pre-tax income among jurisdictions, a decrease in the amount of disallowed executive compensation expense and as a result of recent acquisitions.

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

18.    Subsequent Events

On April 11, 2012, the Company acquired Precision Photonics Corporation (“PPC”) for cash consideration of approximately $20.5 million. PPC, located in Boulder, Colorado, specializes in optical components and coatings for applications in the fields of scientific research, aerospace, telecommunications and electronics manufacturing. PPC will operate as part of the Optics and Photonics platform within the Health & Science Technologies Segment.

On April 30, 2012, the Company acquired ERC for cash consideration of approximately $20.0 million (¥1.65 billion) from MH Capital Partners II, L.P. ERC is a leader in the manufacture of gas liquid separations and detection solutions for the life science, analytical instrumentation and clinical chemistry markets. ERC’s pioneering products include in-line membrane vacuum degassing solutions, refractive index detectors and ozone generation systems. ERC’s original equipment degassing solutions are considered the “standard” for many of the world’s leading instrument producers. Located in Kawaguchi, Japan, ERC has annual revenues of approximately $27.0 million (¥2.14 billion) and will operate within the Health and Science Technologies Segment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Under the Private Securities Litigation Reform Act

The “Historical Overview” and the “Liquidity and Capital Resources” sections of this management’s discussion and analysis of financial condition and results of operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements relate to, among other things, operating results and are indicated by words or phrases such as “expects,” “should,” “will,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those statements. The risks and uncertainties include, but are not limited to, IDEX Corporation’s (“IDEX” or the “Company”) ability to integrate and operate acquired businesses on a profitable basis and other risks and uncertainties identified under the heading “Risk Factors” in item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and information contained in subsequent periodic reports filed by IDEX with the Securities and Exchange Commission. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

Overview

IDEX is an applied solutions company specializing in fluid and metering technologies, health and science technologies, and fire, safety and other diversified products built to its customers’ specifications. IDEX’s products are sold in niche markets to a wide range of industries throughout the world. Accordingly, its businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where IDEX does business and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are among the factors that influence the demand for IDEX’s products.

The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within these three reportable segments, the Company maintains six strategic platforms, where we will primarily invest organically and through acquisitions, and seven groups, where we will primarily focus on organic growth to drive these high value diversified businesses. The Fluid & Metering Technologies segment is comprised of the Energy, Water and Waste Water, and Chemical, Food and Process (“CFP”) platforms as well as the Agricultural group. The Health & Science Technologies segment is comprised of the Optics & Photonics, Scientific Fluidics, and Material Process Technologies platforms as well as the Containment and Industrial groups. The Fire & Safety/Diversified Products segment is comprised of the Dispensing, Rescue, Band-It, and Fire Suppression groups.

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agricultural and energy industries.

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

The Fire & Safety/Diversified Products Segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.

Results of Operations

The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2012 and 2011. Segment operating income excludes unallocated corporate operating expenses. Certain prior year amounts have been revised to include the Dispensing Equipment Segment as part of the Fire & Safety/Diversified Products Segment and to reflect the movement of our Trebor business unit from the Health & Science Technologies Segment to the Fluid & Metering Technologies Segment.

In this report, references to organic sales, a non-GAAP measure, refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States but excludes (1) sales from acquired businesses during the first twelve months of ownership and (2) the impact of foreign currency translation. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions because the nature, size, and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.

Management’s primary measurement of segment performance is sales, operating income, and operating margin. In addition, due to the highly acquisitive nature of the Company, the determination of operating income includes amortization of acquired intangible assets and, as a result, management reviews depreciation and amortization as a percentage of sales. These measures are monitored by management and significant changes in operating results versus current trends in end markets and variances from forecasts are analyzed with segment management.

Consolidated Results

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net sales	$489,417	$427,089
Operating income	84,569	77,721
Operating margin	17.3%	18.2%
Depreciation and amortization	$19,190	$15,622
Depreciation and amortization as a percentage of net sales	3.9%	3.7%

Sales in the three months ended March 31, 2012 were $489.4 million, a 15% increase from the comparable period last year. This increase reflects a 6% increase in organic sales, 10% from acquisitions (AT Films —January 2011, Microfluidics — March 2011 and CVI MG — June 2011) and 1% unfavorable foreign currency translation. International sales represented approximately 52% of total sales in the current period compared with 51% in the same period in 2011.

For the first quarter of 2012, Fluid & Metering Technologies contributed 44% of sales and 46% of operating income; Health & Science Technologies accounted for 35% of sales and 31% of operating income; and Fire & Safety/Diversified Products represented 21% of sales and 23% of operating income.

Gross profit of $202.9 million in the first quarter of 2012 increased $24.2 million, or 14%, from 2011. Gross profit as a percent of sales, or gross margins, was 41.5% in the first quarter of 2012 and 41.8% in 2011. The decrease in gross margin primarily reflects product mix, partially offset by higher volume.

Selling, general and administrative (“SG&A”) expenses increased to $113.4 million in the first quarter of 2012 from $101.0 million in 2011. The $12.4 million increase reflects approximately $12.7 million for incremental costs from new acquisitions, partially offset by a decrease in volume related expenses of $0.3 million. As a percentage of sales, SG&A expenses were 23.2% for 2012 and 23.6% for 2011.

During the three months ended March 31, 2012, the Company recorded pre-tax restructuring expenses totaling $4.9 million. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility rationalization resulting from the Company’s cost savings initiatives.

Operating income of $84.6 million in the first quarter of 2012 was up from the $77.7 million recorded in 2011, primarily reflecting an increase in volume and improved productivity. Operating income as a percent of sales, or operating margin, of 17.3% in the first quarter 2012 was down from 18.2% in 2011 primarily due to increased expenses from restructuring-related charges and the dilutive impact from acquisitions, partially offset by volume leverage and productivity.

Other income of $0.1 million in 2012 was higher than the $0.9 million loss recorded in 2011, primarily due to higher losses on foreign currency transactions in 2011.

Interest expense increased to $10.7 million in 2012 from $6.5 million in 2011. The increase was principally due to higher debt levels issued in conjunction with the CVI MG acquisition and higher interest rates associated with fixed rate debt.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $21.9 million, resulting in an effective tax rate of 29.5%, in the first quarter of 2012 compared to $22.4 million, an effective tax rate of 31.8%, in the first quarter of 2011. The decrease was due to the mix of global pre-tax income among jurisdictions as well as a decrease in the amount of disallowed executive compensation expense, and as a result of recent acquisitions.

Net income for the current quarter of $52.2 million increased from the $48.0 million earned in 2011. Diluted earnings per share in the first quarter of 2012 of $0.62 increased $0.05, or 9%, compared with 2011.

Fluid & Metering Technologies Segment

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net sales	$212,718	$199,674
Operating income	44,526	41,852
Operating margin	20.9%	21.0%
Depreciation and amortization	$7,540	$7,998
Depreciation and amortization as a percentage of net sales	3.5%	4.0%

Sales of $212.7 million increased $13.0 million, or 7% in the first quarter of 2012 compared with 2011. This reflects 8% organic growth and 1% unfavorable foreign currency translation. The increase in organic sales was largely attributed to strong growth across our Energy platform; CFP platform; and our Agricultural group. In the first quarter of 2012, organic sales increased approximately 7% domestically and 8% internationally. Organic sales to customers outside the U.S. were approximately 47% of total segment sales during the first quarter of 2012, compared with 45% in 2011.

Sales within our Energy platform increased compared to the first quarter of 2011, due to strong demand for systems used in upstream and downstream oil and gas applications both domestically and internationally. Additionally, large Energy project sales to emerging markets drove international sales growth, partially offset by weakness in the European downstream markets due to general economic conditions. Domestic sales growth within Energy was driven by the transportation end markets and strength in our distribution channel, partially offset by slower demand for LPG and home heating oil due to warmer climate conditions. Sales within our CFP platform increased compared to the first quarter of 2011 on strong general industrial and chemical demand in both our OEM and distributor channels in North America and Asia. In addition, CFP sales growth accelerated in emerging markets as our investments in India and China continue to pay off. Sales within our Agriculture group increased due to robust demand driven by favorable weather patterns in North America. Offsetting the sales increases above was a decrease in sales within our Water and Waste Water platform, as the platform continues to experience ongoing municipal water end market softness due to municipal funding headwinds.

Operating income of $44.5 million in the first quarter of 2012 was up from the $41.9 million recorded in 2011 principally due to volume leverage, productivity, and benefits from prior period restructuring activities. Operating margin of 20.9% in the first quarter of 2012 was down slightly from 21.0% in 2011, primarily due to $2.7 million of current period restructuring expenses and increased costs associated with service contracts.

Health & Science Technologies Segment

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net sales	$173,786	$129,234
Operating income	30,270	29,499
Operating margin	17.4%	22.8%
Depreciation and amortization	$9,461	$4,984
Depreciation and amortization as a percentage of net sales	5.4%	3.9%

Sales of $173.8 million increased $44.6 million, or 35% in the first quarter of 2012 compared with 2011. This reflects 2% organic growth and 33% growth from acquisitions (AT Films, Microfluidics and CVI MG). In the first quarter of 2012, organic sales decreased 1% domestically and increased 4% internationally. Organic sales to customers outside the U.S. were approximately 52% of total segment sales in the first quarter of 2012, compared with 48% in 2011.

Sales within our Material Process Technologies platform increased compared to the first quarter of 2011 due a full quarter of sales from Microfluidics acquired in March 2011, strength in the Asian pharmaceutical markets, and large project orders received in the second half of 2011, which shipped during the first quarter of 2012. Sales within our Scientific Fluidics platform decreased compared to the first quarter of 2011 due to slowed instrumentation end markets driven by National Institutes of Health (NIH) funding concerns and inventory reduction programs by our customers, partially offset by modest growth in the Life Sciences end market. Sales within our Containment group increased compared to the first quarter of 2011 due to strong distributor sales and an upturn in the diesel and gas engine markets. Sales within our Optics and Photonics platform increased compared to the first quarter of 2011 primarily as a result of our CVI MG acquisition. However, sales within our Optics and Photonics platform are less than anticipated due to headwinds in the defense and semiconductor end markets. Sales at our Industrial group decreased compared to the first quarter of 2011 due to lower sales to distributors and slower sales into automotive end markets.

Operating income of $30.3 million in the first quarter of 2012 was up from the $29.5 million recorded in 2011, primarily due to acquisitions and productivity from prior period restructuring actions, partially offset by $1.5 million of current period restructuring charges. Operating margin of 17.4% in the first quarter of 2012 was down from 22.8% in 2011, due to the dilutive impact from acquisitions and $1.5 million of current period restructuring charges.

Fire & Safety/Diversified Products Segment

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net sales	$104,050	$98,887
Operating income	23,688	21,142
Operating margin	22.8%	21.4%
Depreciation and amortization	$7,540	$7,998
Depreciation and amortization as a percentage of net sales	7.2%	8.1%

Sales of $104.1 million increased $5.2 million, or 5% in the first quarter of 2012 compared with the first quarter of 2011. This reflects 7% organic growth and 2% unfavorable foreign currency translation. In the first quarter of 2012, organic sales increased 20% domestically and decreased 1% internationally. Organic sales to customers outside the U.S. were approximately 60% of total segment sales in the first quarter of 2012, compared with 64% in 2011.

Sales within our Dispensing group increased on strength in our core North American markets with additional contribution from Europe and emerging markets. The sales increase within our Band-It group was driven by general North American industrial market improvement and product innovation. The Band-It group participates in diverse end markets and continues to grow faster than their served markets. Sales within our Fire Suppression group increased as a result of geographic expansions into Eastern Europe and Asian markets and through the penetration into product adjacencies. Sales within our Rescue group increased as a result of robust demand for our rescue tools within emerging markets. In addition, the North American market for rescue tools saw record sales driven by our eDraulic product introduction.

Operating income and operating margin of $23.7 million and 22.8%, respectively, were higher than the $21.1 million and 21.4% recorded in the first quarter of 2011, primarily due to volume leverage and productivity. In addition, structural actions taken over the past year have enabled margin expansion and leverage. Operating margin was negatively impacted by $0.5 million of current quarter restructuring charges related to facility rationalization within our Dispensing group.

Liquidity and Capital Resources

At March 31, 2012, working capital was $579.8 million and the current ratio was 3.3 to 1. Cash flows from operating activities for the first three months of 2012 increased $29.6 million, or 102%, to $58.7 million compared to the first three months of 2011 mainly due to increased volume.

Cash flows provided by operating activities were more than adequate to fund capital expenditures of $8.5 million and $11.4 million in the first three months of 2012 and 2011, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the Company’s global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.

The Company maintains the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At March 31, 2012, there was $11.2 million outstanding under the Revolving Facility and outstanding letters of credit totaled approximately $7.0 million. The net available borrowing capacity under the Revolving Facility at March 31, 2012, was approximately $681.8 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at March 31, 2012, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Euro Notes due June 9, 2015 (“2.58% Senior Euro Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future, provided that the aggregate principal amount outstanding under the agreement at any time does not exceed $750.0 million. The 2.58% Senior Euro Notes bear interest at a rate of 2.58% per annum, which is payable semi-annually in arrears on each June 9th and December 9th and will mature on June 9, 2015. The 2.58% Senior Euro Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the 2.58% Senior Euro Notes; provided that any such portion is greater than 5% of the aggregate principal amount of Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company would be required to pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2.58% Senior Euro Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the 2.58% Senior Euro Notes affected thereby may declare all the 2.58% Senior Euro Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2.58% Senior Euro Notes may declare all the 2.58% Senior Euro Notes to be due and payable immediately.

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of $295.7 million, after deducting the $1.6 million issuance discount, the $1.9 million underwriting commission and $0.8 million offering expenses, were used to repay $250.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15th and December 15th. The Company may redeem all or a portion of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase the 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

On December 9, 2011, the Company completed a public offering of $350.0 million 4.2% senior notes due December 15, 2021 (“4.2% Senior Notes”). The net proceeds from the offering of $346.2 million, after deducting the $0.9 million issuance discount, the $2.3 million underwriting commission and $0.6 million offering expenses, were used to repay $306.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.2% Senior Notes bear interest at a rate of 4.2% per annum, which is payable semi-annually in arrears on each June 15th and December 15th. The Company may redeem all or a portion of the 4.2% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.2% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.2% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.2% Senior Notes also require the Company to make an offer to repurchase the 4.2% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At March 31, 2012, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 11.8 to 1 and the leverage ratio was 2.0 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes.

On December 6, 2011, the Company announced that its Board of Directors increased the authorized level for repurchases of its common stock by approximately $50.0 million. The increased authorization will be added to the approximately $75.0 million that remains available from the existing authorization approved by the Board of Directors on April 21, 2008, resulting in a total authorized repurchase amount of $125.0 million. As of March 31, 2012, 0.2 million shares have been purchased at a cost of $10.2 million.

The Company believes current cash and cash that will be generated from operations will be sufficient to meet its operating cash requirements, planned capital expenditures, interest on all borrowings, pension and postretirement funding requirements, authorized share repurchases and annual dividend payments to holders of the Company’s stock for the remainder of 2012 and 2013. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of March 31, 2012, $11.2 million is outstanding under the Revolving Facility.

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

The Company’s interest rate exposure is primarily related to the $773.6 million of total debt outstanding at March 31, 2012. Approximately 2% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2012, that the Company’s disclosure controls and procedures were effective.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about Company purchases of its common stock during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2012 to January 31, 2012	—	—	—	$125,000,020
February 1, 2012 to February 29, 2012	239,185	$42.61	239,185	$114,808,303
March 1, 2012 to March 31, 2012	—	—	—	$114,808,303

Total	239,185	$42.61	239,185	$114,808,303

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

May 8, 2012

EXHIBIT INDEX

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on April 21, 1988)

3.1(a)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1(a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235)

3.1(b)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1(b) to the Current Report of IDEX on Form 8-K dated March 24, 2005, Commission File No. 1-10235)

3.2	Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.1 to the Current Report of IDEX Corporation on form 8-K filed November 14, 2011, Commission File No. 1-10235)

3.2(a)	Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on February 12, 1990)

*10.1**	Letter Agreement between IDEX Corporation and Heath A. Mitts, dated July 18, 2005

*10.2**	Letter Agreement between IDEX Corporation and Heath A. Mitts, dated September 30, 2010

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*101

The following financial information from IDEX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith
**	Management contract or compensatory plan or agreement.