Form 10-Q
period 2012-06-30
IDEX CORP /DE/
filed 2012-08-01
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐    No   ☑

Number of shares of common stock of IDEX Corporation outstanding as of July 26, 2012: 83,383,928.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$221,110	$230,259
Receivables, less allowance for doubtful accounts of $5,486 at June 30, 2012 and $5,860 at December 31, 2011	265,209	252,845
Inventories — net	254,497	254,258
Other current assets	57,273	51,799

Total current assets	798,089	789,161
Property, plant and equipment — net	215,673	213,717
Goodwill	1,450,969	1,431,366
Intangible assets — net	371,475	382,222
Other noncurrent assets	20,596	19,641

Total assets	$2,856,802	$2,836,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$114,430	$110,977
Accrued expenses	124,167	130,696
Current portion of long-term debt and short-term borrowings	5,616	2,444
Dividends payable	16,687	14,161

Total current liabilities	260,900	258,278
Long-term borrowings	753,725	806,366
Deferred income taxes	152,854	142,482
Other noncurrent liabilities	110,070	115,846

Total liabilities	1,277,549	1,322,972

Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 87,083,550 shares at June 30, 2012 and 85,968,630 shares at December 31, 2011	871	860
Additional paid-in capital	527,610	490,128
Retained earnings	1,215,516	1,142,412
Treasury stock at cost: 3,654,044 shares at June 30, 2012 and 2,734,747 shares at December 31, 2011	(103,103)	(64,796)
Accumulated other comprehensive loss	(61,641)	(55,469)

Total shareholders’ equity	1,579,253	1,513,135

Total liabilities and shareholders’ equity	$2,856,802	$2,836,107

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$494,144	$453,798	$983,561	$880,887
Cost of sales	291,031	268,959	577,559	517,348

Gross profit	203,113	184,839	406,002	363,539
Selling, general and administrative expenses	111,882	105,210	225,264	206,189
Restructuring expenses	2,581	—	7,519	—

Operating income	88,650	79,629	173,219	157,350
Other income (expense) — net	(230)	347	(113)	(560)
Interest expense	10,536	6,720	21,198	13,174

Income before income taxes	77,884	73,256	151,908	143,616
Provision for income taxes	23,533	23,074	45,386	45,483

Net income	$54,351	$50,182	$106,522	$98,133

Basic earnings per common share	$0.65	$0.61	$1.28	$1.19

Diluted earnings per common share	$0.65	$0.60	$1.27	$1.17

Share data:
Basic weighted average common shares outstanding	83,180	82,151	82,987	81,790
Diluted weighted average common shares outstanding	84,090	83,778	83,991	83,507

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$54,351	$50,182	$106,522	$98,133
Other comprehensive income
Gains, losses and reclassification adjustments for derivatives, net of tax	1,219	860	2,440	1,764
Pension and other postretirement adjustments, net of tax	1,965	792	3,088	1,577
Cumulative translation adjustment	(26,731)	6,659	(11,700)	31,537

Comprehensive income	$30,804	$58,493	$100,350	$133,011

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Loss on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2011	$490,988	$1,142,412	$24,194	$(38,486)	$(41,177)	$(64,796)	$1,513,135

Net income	—	106,522	—	—	—	—	106,522
Cumulative translation adjustment	—	—	(11,700)	—	—	—	(11,700)
Pension and other postretirement adjustments, net of tax	—	—	—	3,088	—	—	3,088
Amortization of forward starting swaps, net of tax	—	—	—	—	2,440	—	2,440
Issuance of 1,142,685 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans, net of tax benefit	30,346	—	—	—	—	—	30,346
Repurchase of 865,151 shares of common stock	—	—	—	—	—	(36,042)	(36,042)
Unvested shares surrendered for tax withholding	—	—	—	—	—	(2,265)	(2,265)
Share-based compensation	7,147	—	—	—	—	—	7,147
Cash dividends declared — $.40 per common share	—	(33,418)	—	—	—	—	(33,418)

Balance, June 30, 2012	$528,481	$1,215,516	$12,494	$(35,398)	$(38,737)	$(103,103)	$1,579,253

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$106,522	$98,133
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	—	(2,831)
Depreciation and amortization	18,092	17,127
Amortization of intangible assets	20,301	15,449
Amortization of debt issuance expenses	637	647
Share-based compensation expense	8,176	10,082
Deferred income taxes	3,537	2,427
Excess tax benefit from share based compensation	(2,456)	(4,010)
Non-cash interest expense associated with forward starting swaps	3,845	1,800
Changes in:
Receivables	(7,390)	(25,722)
Inventories	787	(19,532)
Trade accounts payable	(1,213)	6,101
Accrued expenses	(1,242)	(6,490)
Other — net	(10,118)	(12,343)

Net cash flows provided by operating activities	139,478	80,838
Cash flows from investing activities
Cash purchases of property, plant and equipment	(18,688)	(18,618)
Proceeds from disposal of fixed assets	—	12,651
Acquisition of businesses, net of cash acquired	(34,201)	(446,044)
Other — net	(90)	(2,289)

Net cash flows used in investing activities	(52,979)	(454,300)
Cash flows from financing activities
Borrowings under revolving facilities and credit facilities for acquisitions	20,000	365,000
Borrowings under revolving facilities	31,510	374,222
Borrowings under credit facilities	—	1,886
Payments under revolving facilities, credit facilities and term loan	(102,298)	(402,976)
Debt issuance costs	—	(2,465)
Dividends paid	(30,892)	(26,360)
Proceeds from stock option exercises	27,976	24,053
Excess tax benefit from stock-based compensation	2,456	4,010
Purchase of common stock	(36,042)	—
Unvested shares surrendered for tax withholding	(2,265)	(5,768)
Other	(1,292)	—

Net cash flows (used in) provided by financing activities	(90,847)	331,602
Effect of exchange rate changes on cash and cash equivalents	(4,801)	9,685

Net decrease in cash	(9,149)	(32,175)
Cash and cash equivalents at beginning of year	230,259	235,136

Cash and cash equivalents at end of period	$221,110	$202,961

Supplemental cash flow information
Cash paid for:
Interest	$20,658	$12,821
Income taxes	31,521	35,307
Significant non-cash activities:
Contingent consideration for acquisition	—	2,707
Debt acquired with acquisition of business	4,680	1,400

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year.

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

2.    Restructuring

During the second half of 2011 and into 2012, the Company recorded restructuring costs as a part of 2011 restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The costs incurred related to these initiatives are included in Restructuring expenses in the Consolidated Statements of Operations while the restructuring accruals are included in Accrued expenses in the Consolidated Balance Sheets.

During the three and six months ended June 30, 2012, the Company recorded $2.6 million and $7.5 million, respectively, of pre-tax restructuring expenses related to its 2011 restructuring initiative for employee severance related to employee reductions across various functional areas, the termination of a defined benefit pension plan as well as facility rationalization. The 2011 restructuring initiative included severance benefits for 292 employees in 2011 and 114 employees for the first six months of 2012.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Pre-tax restructuring expenses, by segment, for the three months ended June 30, 2012, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$309	$10	$319
Health & Science Technologies	757	395	1,152
Fire & Safety/Diversified Products	280	748	1,028
Corporate/Other	82	—	82

Total restructuring costs	$1,428	$1,153	$2,581

Pre-tax restructuring expenses, by segment, for the six months ended June 30, 2012, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$2,968	$10	$2,978
Health & Science Technologies	1,907	700	2,607
Fire & Safety/Diversified Products	280	1,292	1,572
Corporate/Other	163	199	362

Total restructuring costs	$5,318	$2,201	$7,519

Restructuring accruals of $2.8 million and $5.9 million at June 30, 2012 and December 31, 2011, respectively, are reflected in Accrued expenses in the Consolidated Balance Sheets as follows:

(In thousands)
Balance at January 1, 2012	$5,875
Restructuring expenses	7,519
Payments/utilization	(10,640)

Balance at June 30, 2012	$2,754

3.    Acquisitions

All of the Company’s acquisitions have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition.

2012 Acquisitions

On April 11, 2012, the Company acquired the assets of Precision Photonics Corporation (“PPC”). PPC specializes in optical components and coatings for applications in the fields of scientific research, aerospace, telecommunications and electronics manufacturing. Located in Boulder, Colorado, PPC has annual revenues of approximately $7.0 million. PPC operates within the Health & Science Technologies segment as a part of the IDEX Optics and Photonics (“IOP”) platform. The Company acquired PPC for an aggregate purchase price of $20.6 million in cash. The $20.6 million cash payment was funded from operations. Goodwill and intangible assets recognized as part of this transaction were $15.0 million and $5.1 million, respectively. The $15.0 million of goodwill is not deductible for tax purposes.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

On April 30, 2012, the Company acquired ERC. ERC is a leader in the manufacture of gas liquid separations and detection solutions for the life science, analytical instrumentation and clinical chemistry markets. ERC’s pioneering products include in-line membrane vacuum degassing solutions, refractive index detectors and ozone generation systems. ERC’s original equipment degassing solutions are considered the “standard” for many of the world’s leading instrument producers. Located in Kawaguchi, Japan, ERC has annual revenues of approximately $27.0 million (¥2.14 billion) and operates as part of the IH&S platform within the Health & Science Technologies segment. The Company acquired ERC for an aggregate purchase price of $18.3 million (¥1.47 billion), consisting of $13.6 million in cash and assumption of approximately $4.7 million of debt. The cash payment was financed with borrowings under the company’s Revolving Facility. Goodwill and intangible assets recognized as part of this transaction were $10.8 million and $5.6 million, respectively. The $10.8 million of goodwill is not deductible for tax purposes.

The purchase price for PPC and ERC has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The Company is in the process of obtaining or finalizing appraisals of tangible and intangible assets and it is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the businesses become known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

	ERC	PPC	Total
Accounts receivable	$5,766	$877	$6,643
Inventory	4,217	932	5,149
Other current assets, net of cash acquired	417	328	745
Property, plant and equipment	2,738	1,985	4,723
Goodwill	10,837	15,012	25,849
Intangible assets	5,642	5,094	10,736
Other assets	67	13	80

Total assets acquired	29,684	24,241	53,925
Total liabilities assumed	(16,073)	(3,651)	(19,724)

Net assets acquired	$13,611	$20,590	$34,201

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisitions reflects the strategic fit and revenue and earnings growth potential of these businesses.

The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Trade names	$1,017	15
Customer relationships	7,585	6
Unpatented technology	2,134	6

2012 acquired intangible assets	$10,736

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The Company incurred $1.8 million of acquisition-related transaction costs in the first six months of 2012. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including certain transactions that ultimately were not completed.

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

On March 11, 2011, the Company completed the acquisition of Microfluidics. Microfluidics is a global leader in the design and manufacture of laboratory and commercial equipment used in the production of micro and nano scale materials for the pharmaceutical and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer® family of high shear fluid processors for uniform particle size reduction, robust cell disruption and nanoparticle creation. Microfluidics operates within the Health & Science Technologies segment as a part of the Material Process Technology (“MPT”) platform. The Company acquired Microfluidics for an aggregate purchase price of $18.5 million in cash. Headquartered in Newton, Massachusetts, Microfluidics has annual revenues of approximately $16.0 million. Goodwill and intangible assets recognized as part of this transaction were $5.9 million and $9.7 million, respectively. The $5.9 million of goodwill is not deductible for tax purposes.

On June 10, 2011, the Company completed the acquisition of CVI Melles Griot (“MG”). CVI MG is a global leader in the design and manufacture of precision photonic solutions used in the life sciences, research, semiconductor, security and defense markets. CVI MG’s innovative products are focused on the generation, control and productive use of light for a variety of key science and industrial applications. Products include specialty lasers and light sources, electro-optical components, specialty shutters, opto-mechanical assemblies and components. In addition, CVI MG produces critical components for life science research, electronics manufacturing, military and other industrial applications including lenses, mirrors, filters and polarizers. These components are utilized in a number of important applications such as spectroscopy, cytometry (cell counting), guidance systems for target designation, remote sensing, menology and optical lithography. CVI MG operates within the Health and Science Technologies segment as part of the IOP platform. The Company acquired CVI MG for an aggregate purchase price of $394.7 million, consisting of $393.3 million in cash and the assumption of approximately $1.4 million of debt. Approximately $365.0 million of the cash payment was financed with borrowings under the Company’s Revolving Facility. Headquartered in Albuquerque, New Mexico, with manufacturing sites located on three continents, CVI MG had annual revenues of approximately $178.0 million in 2011. Goodwill and intangible assets recognized as part of this transaction were $208.5 million and $115.8 million, respectively. Approximately $117.7 million of goodwill is deductible for tax purposes.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The purchase price for PPC, ERC, CVI MG, AT Films and Microfluidics has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition.

4.    Business Segments

The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products.

The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the water and wastewater industries. The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net sales:
Fluid & Metering Technologies:
External customers	$210,365	$208,800	$422,831	$408,334
Intersegment sales	350	96	602	236

Total group sales	210,715	208,896	423,433	408,570

Health & Science Technologies:
External customers	168,742	140,074	341,963	268,987
Intersegment sales	1,821	400	2,386	721

Total group sales	170,563	140,474	344,349	269,708

Fire & Safety/Diversified Products:
External customers	115,037	104,924	218,767	203,566
Intersegment sales	887	268	1,207	513

Total group sales	115,924	105,192	219,974	204,079

Intersegment elimination	(3,058)	(764)	(4,195)	(1,470)

Total net sales	$494,144	$453,798	$983,561	$880,887

Operating income and income before income taxes:
Fluid & Metering Technologies	$46,302	$41,486	$90,828	$83,338
Health & Science Technologies	27,136	26,867	57,406	56,366
Fire & Safety/Diversified Products	26,098	26,865	49,786	48,007
Corporate office and other	(10,886)	(15,589)	(24,801)	(30,361)

Total operating income	88,650	79,629	173,219	157,350
Interest expense	10,536	6,720	21,198	13,174
Other income (expense)-net	(230)	347	(113)	(560)

Income before income taxes	$77,884	$73,256	$151,908	$143,616

	June 30, 2012	December 31, 2011
	(In thousands)
Assets:
Fluid & Metering Technologies	$1,036,447	$1,072,023
Health & Science Technologies	1,221,118	1,178,653
Fire & Safety/Diversified Products	447,717	442,400
Corporate office and other(1)	151,520	143,031

Total assets	$2,856,802	$2,836,107

(1)	Includes intersegment eliminations.

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

ASC 260 “Earnings Per Share”, provides that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $0.2 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively. Net income attributable to common shareholders was reduced by $0.4 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively.

Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Basic weighted average common shares outstanding	83,180	82,151	82,987	81,790
Dilutive effect of stock options, unvested shares, and DCUs	910	1,627	1,004	1,717

Diluted weighted average common shares outstanding	84,090	83,778	83,991	83,507

Options to purchase approximately 1.3 million and 0.7 million shares of common stock for both the three and six months ended June 30, 2012 and 2011, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

6.    Inventories

The components of inventories as of June 30, 2012 and December 31, 2011 were:

	June 30, 2012	December 31, 2011
	(In thousands)
Raw materials and component parts	$158,381	$155,577
Work-in-process	35,985	40,506
Finished goods	60,131	58,175

Total	$254,497	$254,258

Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2012, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2011(1)	$541,640	$648,906	$240,820	$1,431,366
Acquisition adjustments	—	1,424	—	1,424
Foreign currency translation	(3,527)	120	(4,263)	(7,670)
Acquisition	—	25,849	—	25,849

Balance at June 30, 2012	$538,113	$676,299	$236,557	$1,450,969

(1)

Revised to reflect the movement of the Dispensing Equipment segment to the Fire & Safety/Diversified Products segment and the transfer of $20.6 million of goodwill related to the movement of our Trebor business unit within the Health & Science Technologies segment to the Fluid & Metering Technologies segment.

ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 31, 2011. However, as of June 30, 2012 if market conditions deteriorate, the Water reporting unit, the Optics and Photonics reporting unit and the CVI and Melles Griot trade names, could potentially be at risk for an impairment charge. As of June 30, 2012, the total goodwill balance of the Water and the Optics and Photonics reporting units was $217.9 million and $279.4 million, respectively.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2012 and December 31, 2011:

	At June 30, 2012				At December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Amortized intangible assets:
Patents	$10,475	$(3,726)	$6,749	11	$11,506	$(4,315)	$7,191
Trade names	75,981	(22,850)	53,131	17	72,823	(18,205)	54,618
Customer relationships	227,168	(81,355)	145,813	10	221,076	(69,280)	151,796
Non-compete agreements	3,196	(2,708)	488	2	4,801	(4,053)	748
Unpatented technology	72,532	(19,670)	52,862	11	70,741	(15,617)	55,124
Other	6,612	(3,288)	3,324	10	6,793	(3,156)	3,637

Total amortized intangible assets	395,964	(133,597)	262,367		387,740	(114,626)	273,114
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
CVI and Melles Griot trade names	47,008	—	47,008		47,008	—	47,008

Total intangible assets	$505,072	$(133,597)	$371,475		$496,848	$(114,626)	$382,222

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The unamortized trade names are indefinite lived intangible assets which are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

8.    Accrued Expenses

The components of accrued expenses as of June 30, 2012 and December 31, 2011 were:

	June 30, 2012	December 31, 2011
	(In thousands)
Payroll and related items	$48,900	$51,728
Management incentive compensation	8,306	17,402
Income taxes payable	19,659	8,456
Deferred income taxes	169	167
Insurance	5,393	6,495
Warranty	4,361	4,417
Deferred revenue	4,914	7,954
Restructuring	2,754	5,875
Liability for uncertain tax positions	1,792	1,061
Accrued interest	1,328	1,424
Contingent consideration for acquisition	1,500	1,500
Other	25,091	24,217

Total accrued expenses	$124,167	$130,696

9.    Other Noncurrent Liabilities

The components of noncurrent liabilities as of June 30, 2012 and December 31, 2011 were:

	June 30, 2012	December 31, 2011
	(In thousands)
Pension and retiree medical obligations	$86,392	$91,542
Liability for uncertain tax positions	4,201	5,262
Deferred revenue	4,959	3,198
Other	14,518	15,844

Total other noncurrent liabilities	$110,070	$115,846

10.    Borrowings

Borrowings at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Revolving Facility	$—	$50,798
4.2% Senior Notes, due December 2021	349,161	349,125
4.5% Senior Notes, due December 2020	298,621	298,555
2.58% Senior Euro Notes, due June 2015	100,918	104,655
Other borrowings	10,641	5,677

Total borrowings	759,341	808,810
Less current portion	5,616	2,444

Total long-term borrowings	$753,725	$806,366

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

On June 27, 2011, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), with Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, and other lenders party thereto which provided for a new revolving credit facility (the “Revolving Facility”). The Revolving Facility replaced the Company’s previous $600.0 million credit facility, which expired in December 2011.

The Revolving Facility is in an aggregate principal amount of $700.0 million with a maturity date of June 27, 2016. The maturity date may be extended under certain conditions for an additional one-year term prior to the second anniversary of the initial closing date of June 27, 2011. Up to $75.0 million of the Revolving Facility is available for the issuance of letters of credit. Additionally, up to $25.0 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.

Proceeds of the Revolving Facility are available for use by the Borrowers for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments may not exceed $950.0 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. Under the Credit Agreement, Fluid Management Europe B.V., (“FME”) and IDEX UK Ltd. (“IDEX UK”) were approved by the lenders as designated borrowers. At June 30, 2012, FME and IDEX UK had no borrowings under the Revolving Facility.

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from ..875% to 1.70%. Based on the Company’s credit rating at June 30, 2012, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

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

At June 30, 2012, there were no outstanding borrowings under the Revolving Facility and $7.0 million of outstanding letters of credit. The net available borrowing capacity under the Revolving Facility at June 30, 2012, was approximately $693.0 million.

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

Other borrowings of $10.6 million at June 30, 2012 were comprised of capital leases, debt at international locations maintained for working capital purposes and international debt as a result of acquisitions. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 0.4% to 3.7% per annum.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At June 30, 2012, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes.

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

As of June 30, 2012, the Company did not have any interest rate contracts outstanding.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The following table summarizes the gain (loss) recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts for June 30, 2012 and 2011:

	Gain Recognized in Other Comprehensive Income		(Expense) and Gain Reclassified into Income
	Three Months Ended June 30,				Income Statement Caption
	2012	2011	2012	2011
	(In thousands)
Interest rate agreements	$—	$956	$(1,920)	$(1,518)	Interest expense
Foreign exchange contracts	—	—	—	107	Sales

	Gain (Loss) Recognized in Other Comprehensive Income		(Expense) and Gain Reclassified into Income
	Six Months Ended June 30,				Income Statement Caption
	2012	2011	2012	2011
	(In thousands)
Interest rate agreements	$—	$1,911	$(3,845)	$(3,078)	Interest expense
Foreign exchange contracts	—	(55)	—	227	Sales

Approximately $7.6 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at June 30, 2012 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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

The following table summarizes the basis used to measure the Company’s financial assets and (liabilities) at fair value on a recurring basis in the balance sheet at June 30, 2012 and December 31, 2011:

	Basis of Fair Value Measurements
	Balance at June 30, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money market investment	$17,707	$17,707	$—	$—
Available for sale securities	2,618	2,618	—	—
Contingent consideration	(1,500)	—	—	(1,500)

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

	Basis of Fair Value Measurements
	Balance at December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Money market investment	$11,899	$11,899	$—	$—
Available for sale securities	2,785	2,785	—	—
Contingent consideration	(3,000)	—	—	(3,000)

There were no transfers of assets or liabilities between Level 1 and Level 2 during the first six months of 2012 or 2011.

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

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At June 30, 2012, the fair value of our Revolving Facility, 2.58% Senior Euro Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $782.6 million compared to the carrying value of $748.7 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

13.    Common and Preferred Stock

On December 6, 2011, the Company announced that its Board of Directors increased the authorized level for repurchases of its common stock by approximately $50.0 million. The increased authorization is in addition to the approximately $75.0 million that remains available from the prior authorization approved by the Board of Directors on April 21, 2008, resulting in a total authorized repurchase amount of $125.0 million. During the six months ended June 30, 2012, the Company has purchased a total of 0.9 million shares at a cost of approximately $36.0 million.

At June 30, 2012 and December 31, 2011, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was issued at June 30, 2012 and December 31, 2011.

14.    Share-Based Compensation

During the six months ended for both June 30, 2012 and 2011, the Company granted approximately 0.7 million stock options and 0.2 million unvested shares, respectively.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Weighted average option fair values and assumptions for the periods specified are disclosed in the following table:

	Three Months Ended June 30,
	2012	2011
Weighted average fair value of option grants	$ 11.23	$ 12.89
Dividend yield	1.83%	1.35%
Volatility	31.91%	31.96%
Risk-free forward interest rate	0.19% - 3.99%	0.26% - 5.62%
Expected life (in years)	5.92	5.89

	Six Months Ended June 30,
	2012	2011
Weighted average fair value of option grants	$ 11.44	$ 12.31
Dividend yield	1.58%	1.45%
Volatility	32.01%	32.73%
Risk-free forward interest rate	0.17% - 3.98%	0.28% - 5.62%
Expected life (in years)	5.98	6.13

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•

The Company uses historical data to estimate the expected life of the option. The expected life assumption for the three and six months ended June 30, 2012 and 2011 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

•

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the three and six months ended June 30, 2012 and 2011, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Total compensation cost for the stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Cost of goods sold	$189	$208	$482	$443
Selling, general and administrative expenses	1,462	1,930	3,428	3,983

Total expense before income taxes	1,651	2,138	3,910	4,426
Income tax benefit	(492)	(716)	(1,200)	(1,452)

Total expense after income taxes	$1,159	$1,422	$2,710	$2,974

Total compensation cost for the unvested shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Cost of goods sold	$197	$150	$603	$298
Selling, general and administrative expenses	1,667	2,945	3,663	5,358

Total expense before income taxes	1,864	3,095	4,266	5,656
Income tax benefit	(477)	(582)	(1,140)	(1,086)

Total expense after income taxes	$1,387	$2,513	$3,126	$4,570

Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees and $0.3 million of compensation cost was capitalized as part of inventory as of June 30, 2012, while $0.2 million was capitalized as of December 31, 2011.

As of June 30, 2012, there was $11.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, and $12.1 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.2 years.

15.    Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended June 30,
	2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$547	$336	$460	$211
Interest cost	1,083	548	1,132	595
Expected return on plan assets	(1,186)	(260)	(1,198)	(282)
Net amortization	1,836	84	1,081	113

Net periodic benefit cost	$2,280	$708	$1,475	$637

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

	Pension Benefits
	Six Months Ended June 30,
	2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$1,033	$678	$920	$413
Interest cost	2,175	1,105	2,264	1,169
Expected return on plan assets	(2,397)	(517)	(2,396)	(559)
Net amortization	3,427	167	2,162	223

Net periodic benefit cost	$4,238	$1,433	$2,950	$1,246

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$191	$173	$381	$346
Interest cost	228	260	457	519
Net amortization	(37)	(39)	(74)	(78)

Net periodic benefit cost	$382	$394	$764	$787

The Company previously disclosed in its financial statements for the year ended December 31, 2011, that it expected to contribute approximately $9.4 million to its pension plans and $0.9 million to its other postretirement benefit plans in 2012. As of June 30, 2012, $5.3 million of contributions have been made to the pension plans and $0.3 million have been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $4.7 million in 2012 to fund its pension plans and other postretirement benefit plans.

16.    Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

17.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $23.5 million in the second quarter of 2012 from $23.1 million in the second quarter of 2011. The effective tax rate decreased to 30.2% for the second quarter of 2012 compared to 31.5% in the second quarter of 2011 due to the mix of global pre-tax income among jurisdictions, a decrease in the amount of disallowed executive compensation expense, and as a result of recent acquisitions.

The provision for income taxes decreased to $45.4 million in the first six months of 2012 from $45.5 million in the same period of 2011. The effective tax rate decreased to 29.9% for the first six months of 2012 compared to 31.7% in the same period of 2011 due to the mix of global pre-tax income among jurisdictions, a decrease in the amount of disallowed executive compensation expense, and as a result of recent acquisitions.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.8 million.

18.    Subsequent Events

On July 20, 2012, the Company acquired Matcon Group Limited (“Matcon”) for cash consideration of approximately $37.5 million (£24.0 million) paid upon close and the potential to pay additional consideration contingent upon 2012 and 2013 financial results. Matcon is a global leader in material processing solutions for high value powders used in the manufacture of pharmaceuticals, food, plastics, and fine chemicals. Matcon’s innovative products include the original cone valve powder discharge system and filling, mixing and packaging systems, all of which support their customers’ automation and process requirements. Matcon’s products are critical to their customers’ need to maintain clean, reliable and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing. Located in Evesham, Worcestershire, England, Matcon has annual revenues of approximately $34.4 million (£22.0 million) and will operate within the Health & Science Technologies segment in the MPT platform.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Under the Private Securities Litigation Reform Act

The “Overview and Outlook” and the “Liquidity and Capital Resources” sections of this management’s discussion and analysis of financial condition and results of operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements relate to, among other things, operating results and are indicated by words or phrases such as “expects,” “should,” “will,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those statements. The risks and uncertainties include, but are not limited to, IDEX Corporation’s (“IDEX” or the “Company”) ability to integrate and operate acquired businesses on a profitable basis and other risks and uncertainties identified under the heading “Risk Factors” in item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and information contained in subsequent periodic reports filed by IDEX with the Securities and Exchange Commission. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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

The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within these three reportable segments, the Company maintains six strategic platforms, where we will primarily invest organically and through acquisitions, and seven groups, where we will primarily focus on organic growth to drive these high value diversified businesses. The Fluid & Metering Technologies segment is comprised of the Energy, Water and Waste Water, and Chemical, Food and Process (“CFP”) platforms as well as the Agricultural group. The Health & Science Technologies segment is comprised of the Optics & Photonics, Scientific Fluidics, and MPT platforms as well as the Containment and Industrial groups. The Fire & Safety/Diversified Products segment is comprised of the Dispensing, Rescue, Band-It, and Fire Suppression groups.

The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agricultural and energy industries.

The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications.

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

Some of our key financial highlights for the six months ended June 30, 2012 are as follows:

•	Sales of $983.6 million rose 12%; organic sales — excluding acquisitions and foreign currency translation — were up 6%.

•	Operating income of $173.2 million increased 10% compared to 2011.

•	Net income increased 9% to $106.5 million.

•	Diluted EPS of $1.27 increased 10 cents compared to 2011.

Our projected third quarter 2012 EPS is in the range of $0.62 to $0.64. Given the second quarter results and the challenging economic environment, we have revised our full year 2012 outlook downward — we now expect full year 2012 diluted EPS of $2.65 to $2.70, excluding any future restructuring related charges and the impact from the recently announced Matcon acquisition. Full year diluted EPS exceeding the top end of our range would be predicated on continued strong U.S. and emerging markets and a stabilization in Europe.

Results of Operations

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2012 and 2011. Segment operating income excludes unallocated corporate operating expenses. Certain prior year amounts have been revised to include the Dispensing Equipment segment as part of the Fire & Safety/Diversified Products segment and to reflect the movement of our Trebor business unit from the Health & Science Technologies segment to the Fluid & Metering Technologies segment.

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

Management’s primary measurements of segment performance are sales, operating income, and operating margin. In addition, due to the highly acquisitive nature of the Company, the determination of operating income includes amortization of acquired intangible assets and, as a result, management reviews depreciation and amortization as a percentage of sales. These measures are monitored by management and significant changes in operating results versus current trends in end markets and variances from forecasts are analyzed with segment management.

Consolidated Results in the Three Months Ended June 30, 2012 Compared with the Same Period of 2011

	Three Months Ended June 30,
(in thousands)	2012	2011
Net sales	$494,144	$453,798
Operating income	88,650	79,629
Operating margin	17.9%	17.5%
Depreciation and amortization	$19,203	$16,954
Depreciation and amortization as a percentage of net sales	3.9%	3.7%

Sales in the three months ended June 30, 2012 were $494.1 million, a 9% increase from the comparable period last year. This increase reflects a 6% increase in organic sales, 6% from acquisitions (CVI MG — June 2011 and ERC — April 2012) and 3% unfavorable foreign currency translation. International sales represented approximately 51% of total sales in the current period compared with 53% in the same period in 2011.

For the second quarter of 2012, Fluid & Metering Technologies contributed 43% of sales and 47% of operating income; Health & Science Technologies accounted for 34% of sales and 27% of operating income; and Fire & Safety/Diversified Products represented 23% of sales and 26% of operating income.

Gross profit of $203.1 million in the second quarter of 2012 increased $18.3 million, or 10%, from 2011. Gross profit as a percent of sales, or gross margins, was 41.1% in the second quarter of 2012 and 40.7% in 2011. The increase in gross margin primarily reflects volume leverage and an acquisition fair value inventory charge for CVI MG recorded in 2011.

Selling, general and administrative (“SG&A”) expenses increased to $111.9 million in the second quarter of 2012 from $105.2 million in 2011. The $6.7 million increase reflects approximately $7.7 million for incremental costs from new acquisitions and $1.8 million in volume related expenses, partially offset by a $2.8 million gain recorded in 2011 from the sale of a facility in Italy. As a percentage of sales, SG&A expenses were 22.6% for 2012 and 23.2% for 2011.

During the three months ended June 30, 2012, the Company recorded pre-tax restructuring expenses totaling $2.6 million. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas, the termination of a defined benefit pension plan and facility rationalization resulting from the Company’s cost savings initiatives.

Operating income of $88.7 million in the second quarter of 2012 was up from the $79.6 million recorded in 2011, primarily reflecting an increase in volume and improved productivity. Operating income as a percent of sales, or operating margin, of 17.9% in the second quarter of 2012 was up from 17.5% in 2011 primarily due to volume leverage and productivity, partially offset by increased expenses from restructuring-related charges and the dilutive impact from acquisitions.

Other expense, net was $0.2 million in the second quarter of 2012 compared with a $0.3 million gain recorded in 2011, primarily due to higher losses on foreign currency.

Interest expense increased to $10.5 million in 2012 from $6.7 million in 2011. The increase was principally due to higher debt levels issued in conjunction with the CVI MG acquisition and higher interest rates associated with fixed rate debt.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $23.5 million in the second quarter of 2012 compared to $23.1 million in the second quarter of 2011. The effective tax rate decreased to 30.2% for the second quarter of 2012 compared to 31.5% in the second quarter of 2011. The decrease was due to the mix of global pre-tax income among jurisdictions, a decrease in the amount of disallowed executive compensation expense, and as a result of recent acquisitions.

Net income for the current quarter of $54.4 million increased from the $50.2 million earned in 2011. Diluted earnings per share in the second quarter of 2012 of $0.65 increased $0.05, or 8%, compared with 2011.

Fluid & Metering Technologies Segment

	Three Months Ended June 30,
(in thousands)	2012	2011
Net sales	$210,715	$208,896
Operating income	46,302	41,486
Operating margin	22.0%	19.9%
Depreciation and amortization	$7,408	$8,240
Depreciation and amortization as a percentage of net sales	3.5%	3.9%

Sales of $210.7 million increased $1.8 million, or 1%, in the second quarter of 2012 compared with 2011. This reflects 3% organic growth and 2% unfavorable foreign currency translation. The increase in organic sales was largely attributed to growth across our Energy platform; CFP platform; and our Agricultural group. In the second quarter of 2012, organic sales increased approximately 6% domestically and were flat internationally. Organic sales to customers outside the U.S. were approximately 47% of total segment sales during the second quarter of 2012, compared with 46% in 2011.

Sales within our Energy platform increased compared to the second quarter of 2011, due to strong demand for systems used in upstream and downstream oil and gas applications in North America, Middle East, Africa, Asia and Russia, partially offset by weakness in Europe. Domestic sales growth within Energy was driven by the transportation end markets and strength in our distribution channel. Sales within our CFP platform increased compared to the second quarter of 2011 on strong general industrial and chemical demand in both our OEM and distributor channels in North America to support new capacity build-out and the after-market. Sales within our Agriculture group increased due to strong brand based seasonal demand. Offsetting the sales increases above was a decrease in sales within our Water and Waste Water platform, as the platform experienced ongoing municipal water end market softness internationally.

Operating income and operating margin of $46.3 million and 22.0%, respectively, were higher than the $41.5 million and 19.9% recorded in the second quarter of 2011, primarily due to productivity and benefits from prior period restructuring activities.

Health & Science Technologies Segment

	Three Months Ended June 30,
(in thousands)	2012	2011
Net sales	$170,563	$140,474
Operating income	27,136	26,867
Operating margin	15.9%	19.1%
Depreciation and amortization	$9,559	$5,990
Depreciation and amortization as a percentage of net sales	5.6%	4.3%

Sales of $170.6 million increased $30.1 million, or 21%, in the second quarter of 2012 compared with 2011. This reflects 3% organic growth, 19% growth from acquisitions (CVI MG and ERC) and 1% unfavorable foreign currency translation. In the second quarter of 2012, organic sales increased 3% both domestically and internationally. Organic sales to customers outside the U.S. were approximately 51% of total segment sales in the second quarter of 2012, compared with 47% in 2011.

Sales within our MPT platform increased compared to the second quarter of 2011 due to strength in the Asian food and pharmaceutical markets. Sales within our Scientific Fluidics platform increased compared to the second quarter of 2011 due to growth in Asia within the Life Sciences end market, partially offset by market softness on inconsistent OEM demand in North America. Sales within our Containment group increased slightly compared to the second quarter of 2011 due to strong oil & gas distributor sales. Sales within our Optics and Photonics platform increased compared to the second quarter of 2011 primarily as a result of our CVI MG acquisition. However, 2012 sales within our Optics and Photonics platform are less than anticipated due to weak demand in the defense, biotech and electronics markets. Sales within our Industrial group increased compared to the second quarter of 2011 due to higher distributor sales, partially offset by slower sales in the automotive end markets and in Europe.

Operating income of $27.1 million in the second quarter of 2012 was up slightly from the $26.9 million recorded in 2011, primarily due to acquisitions and productivity from prior period restructuring actions, partially offset by $1.1 million of current period restructuring charges. Operating margin of 15.9% in the second quarter of 2012 was down from 19.1% in 2011, due to the dilutive impact from acquisitions and $1.1 million of current period restructuring charges.

Fire & Safety/Diversified Products Segment

	Three Months Ended June 30,
(in thousands)	2012	2011
Net sales	$115,924	$105,192
Operating income	26,098	26,865
Operating margin	22.5%	25.5%
Depreciation and amortization	$1,824	$2,375
Depreciation and amortization as a percentage of net sales	1.6%	2.3%

Sales of $115.9 million increased $10.7 million, or 10%, in the second quarter of 2012 compared with the second quarter of 2011. This reflects 15% organic growth and 5% unfavorable foreign currency translation. In the second quarter of 2012, organic sales increased 33% domestically and 5% internationally. Organic sales to customers outside the U.S. were approximately 59% of total segment sales in the second quarter of 2012, compared with 64% in 2011.

Sales within our Dispensing group increased as a result of a large replenishment project in the North American market which began shipping in the second quarter, partially offset by weakness in European markets. The sales increase within our Band-It group was driven by strength outside the core market, particularly in oil and gas applications. Sales within our Fire Suppression group increased as a result of growing sales of adjacent products in North American fire markets. Sales within our Rescue group increased as a result of robust demand for our rescue tools within emerging markets.

Operating income and operating margin of $26.1 million and 22.5%, respectively, were lower than the $26.9 million and 25.5% recorded in the second quarter of 2011, primarily due to a $2.8 million gain on the sale of a facility in 2011 and $1.0 million of restructuring charges within our Fire Suppression group, partially offset by improved productivity and the benefit of prior period restructuring activities.

Consolidated Results in the Six Months Ended June 30, 2012 Compared with the Same Period of 2011

	Six Months Ended June 30,
(in thousands)	2012	2011
Net sales	$983,561	$880,887
Operating income	173,219	157,350
Operating margin	17.6%	17.9%
Depreciation and amortization	$38,393	$32,576
Depreciation and amortization as a percentage of net sales	3.9%	3.7%

Sales in the six months ended June 30, 2012 were $983.6 million, a 12% increase from the comparable period last year. This increase reflects a 6% increase in organic sales, 8% from acquisitions (AT Films — January 2011, Microfluidics — March 2011, CVI MG — June 2011 and ERC — April 2012) and 2% unfavorable foreign currency translation. International sales represented approximately 51% of total sales in the current period compared with 52% in the same period in 2011.

For the first six months of 2012, Fluid & Metering Technologies contributed 43% of sales and 46% of operating income; Health & Science Technologies accounted for 35% of sales and 29% of operating income; and Fire & Safety/Diversified Products represented 22% of sales and 25% of operating income.

Gross profit of $406.0 million in the first six months of 2012 increased $42.5 million, or 12%, from 2011. Gross margins were 41.3% in the first six months of both 2012 and 2011.

SG&A expenses increased to $225.3 million in the first six months of 2012 from $206.2 million in 2011. The $19.1 million increase reflects approximately $20.4 million for incremental costs from new acquisitions and $1.5 million in volume related expenses, partially offset by a $2.8 million gain recorded in 2011 from the sale of a facility in Italy. As a percentage of sales, SG&A expenses were 22.9% for 2012 and 23.4% for 2011.

During the six months ended June 30, 2012, the Company recorded pre-tax restructuring expenses totaling $7.5 million. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas, the termination of a defined benefit pension plan and facility rationalization resulting from the Company’s cost savings initiatives.

Operating income of $173.2 million in the first six months of 2012 was up from the $157.4 million recorded in 2011, primarily reflecting an increase in volume and improved productivity. Operating margin of 17.6% in the first six months of 2012 was down from 17.9% in 2011 primarily due to increased expenses from restructuring-related charges and the dilutive impact from acquisitions, partially offset by volume leverage and productivity.

Other expense, net of $0.1 million in 2012 was lower than the $0.6 million recorded in 2011, primarily due to an increase in interest income.

Interest expense increased to $21.2 million in 2012 from $13.2 million in 2011. The increase was principally due to higher debt levels, issued in conjunction with the CVI MG acquisition, and higher interest rates associated with fixed rate debt.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased slightly to $45.4 million for the first six months of 2012 compared to $45.5 in the same period in 2011. The effective tax rate decreased to 29.9% for the first six months of 2012 compared to 31.7% in the same period of 2011 due to the mix of global pre-tax income among jurisdictions, a decrease in the amount of disallowed executive compensation expense, and as a result of recent acquisitions.

Net income for the current period of $106.5 million increased from the $98.1 million earned in 2011. Diluted earnings per share in the first six months of 2012 of $1.27 increased $0.10, or 9%, compared with 2011.

Fluid & Metering Technologies Segment

	Six Months Ended June 30,
(in thousands)	2012	2011
Net sales	$423,433	$408,570
Operating income	90,828	83,338
Operating margin	21.5%	20.4%
Depreciation and amortization	$14,948	$16,238
Depreciation and amortization as a percentage of net sales	3.5%	4.0%

Sales of $423.4 million increased $14.9 million, or 4%, in the first six months of 2012 compared with 2011. This reflects 6% organic growth and 2% unfavorable foreign currency translation. The increase in organic sales was largely attributed to growth across our Energy platform, CFP platform, and our Agricultural group. In the first six months of 2012, organic sales increased approximately 7% domestically and 4% internationally. Organic sales to customers outside the U.S. were approximately 47% of total segment sales during the first six months of 2012, compared with 45% in 2011.

Sales within our Energy platform increased compared to the first six months of 2011, due to strong demand for systems used in upstream and downstream oil and gas applications both domestically and internationally. Additionally, large Energy project sales to emerging markets drove international sales growth, partially offset by weakness in the European downstream markets due to general economic conditions. Domestic sales growth within Energy was driven by the transportation end markets and strength in our distribution channel. Sales within our CFP platform increased compared to the first six months of 2011 on strong general industrial and chemical demand in both our OEM and distributor channels in North America and Asia. In addition, CFP sales growth accelerated in emerging markets. Sales within our Agriculture group increased due to robust demand in North America. Offsetting the sales increases above was a decrease in sales within our Water and Waste Water platform, as the platform continues to experience ongoing municipal water end market softness due to municipal funding headwinds.

Operating income and operating margin of $90.8 million and 21.5%, respectively, were higher than the $83.3 million and 20.4% recorded in the first six months of 2011, primarily due to volume leverage, productivity and benefits from prior period restructuring activities, partially offset by $3.0 million of current period restructuring charges.

Health & Science Technologies Segment

	Six Months Ended June 30,
(in thousands)	2012	2011
Net sales	$344,349	$269,708
Operating income	57,406	56,366
Operating margin	16.7%	20.9%
Depreciation and amortization	$19,020	$10,974
Depreciation and amortization as a percentage of net sales	5.5%	4.1%

Sales of $344.3 million increased $74.6 million, or 28%, in the first six months of 2012 compared with 2011. This reflects 3% organic growth, 26% growth from acquisitions (AT Films, Microfluidics, CVI MG and ERC) and 1% unfavorable foreign currency translation. In the first six months of 2012, organic sales increased 1% domestically and 4% internationally. Organic sales to customers outside the U.S. were approximately 52% of total segment sales in the first six months of 2012, compared with 48% in 2011.

Sales within our MPT platform increased compared to the first six months of 2011 due a full six months of sales from Microfluidics, acquired in March 2011, strength in Asian food and pharmaceutical markets, and large project orders received in the second half of 2011, which shipped during the first six months of 2012. Sales within our Scientific Fluidics platform decreased compared to the first six months of 2011 due to slowed instrumentation end markets driven by National Institutes of Health (NIH) funding concerns, inventory reduction programs by our customers and inconsistent OEM demand in North America, partially offset by modest growth in the Life Sciences end market, particularly in Asia. Sales within our Containment group increased compared to the first six months of 2011 due to strong distributor sales and an upturn in the diesel and gas engine markets. Sales within our Optics and Photonics platform increased compared to the first six months of 2011 primarily as a result of our CVI MG acquisition. However, 2012 sales within our Optics and Photonics platform are less than anticipated due to weak demand in the defense, biotech and electronics end markets. Sales at our Industrial group decreased compared to the first six months of 2011 due to lower sales to distributors and slower sales into automotive end markets.

Operating income of $57.4 million in the first six months of 2012 was up from the $56.4 million recorded in 2011, primarily due to acquisitions and productivity from prior period restructuring actions, partially offset by $2.6 million of current period restructuring charges. Operating margin of 16.7% in the first six months of 2012 was down from 20.9% in 2011, due to the dilutive impact from acquisitions and $2.6 million of current period restructuring charges.

Fire & Safety/Diversified Products Segment

	Six Months Ended June 30,
(in thousands)	2012	2011
Net sales	$219,974	$204,079
Operating income	49,786	48,007
Operating margin	22.6%	23.5%
Depreciation and amortization	$3,603	$4,717
Depreciation and amortization as a percentage of net sales	1.6%	2.3%

Sales of $220.0 million increased $15.9 million, or 8%, in the first six months of 2012 compared with the first six months of 2011. This reflects 11% organic growth and 3% unfavorable foreign currency translation. In the first six months of 2012, organic sales increased 27% domestically and 2% internationally. Organic sales to customers outside the U.S. were approximately 59% of total segment sales in the first six months of 2012, compared with 64% in 2011.

Sales within our Dispensing group increased on strength in our core North American markets and a large replenishment project, which began shipping in the second quarter of 2012. The sales increase within our Band-It group was driven by general North American industrial market improvement and strength in the oil and gas applications market. Sales within our Fire Suppression group increased as a result of geographic expansions into Eastern Europe and Asian markets and through the penetration into product adjacencies. Sales within our Rescue group increased as a result of robust demand for our rescue tools within emerging markets.

Operating income of $49.8 million was higher than the $48.0 million recorded in the first six months of 2011, primarily due to volume leverage and productivity, partially offset by a $2.8 million gain on the sale of a facility in 2011. Operating margin of 22.6% in the first six months of 2012 was down from 23.5% in 2011, due to $1.6 million of restructuring charges and a $2.8 million gain on the sale of a facility in 2011.

Liquidity and Capital Resources

At June 30, 2012, working capital was $537.2 million and the current ratio was 3.1 to 1. Cash flows from operating activities for the first six months of 2012 increased $58.6 million, or 73%, to $139.5 million compared to the first six months of 2011 mainly due to higher earnings and improved working capital.

Cash flows provided by operating activities were more than adequate to fund capital expenditures of $18.7 million and $18.6 million in the first six months of 2012 and 2011, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support the Company’s global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.

The Company maintains the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At June 30, 2012, there were no outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $7.0 million. The net available borrowing capacity under the Revolving Facility at June 30, 2012, was approximately $693.0 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at June 30, 2012, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At June 30, 2012, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 11.0 to 1 and the leverage ratio was 1.9 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes.

On December 6, 2011, the Company announced that its Board of Directors increased the authorized level for repurchases of its common stock by approximately $50.0 million. The increased authorization is in addition to the approximately $75.0 million that remains available from the prior authorization approved by the Board of Directors on April 21, 2008, resulting in a total authorized repurchase amount of $125.0 million. During the six months ended June 30, 2012, 0.9 million shares were purchased at a cost of $36.0 million.

The Company believes current cash and cash that will be generated from operations will be sufficient to meet its operating cash requirements, planned capital expenditures, interest on all borrowings, pension and postretirement funding requirements, authorized share repurchases and annual dividend payments to holders of the Company’s stock for the remainder of 2012 and 2013. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of June 30, 2012, there were no outstanding borrowings under the Revolving Facility.

ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 31, 2011. However, as of June 30, 2012 if market conditions deteriorate, the Water reporting unit, the Optics and Photonics reporting unit and the CVI and Melles Griot trade names, could potentially be at risk for an impairment charge. As of June 30, 2012, the total goodwill balance of the Water and the Optics and Photonics reporting units was $217.9 million and $279.4 million, respectively.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2012, that the Company’s disclosure controls and procedures were effective.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about Company purchases of its common stock during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2012 to April 30, 2012	34,800	$43.54	34,800	$113,293,141
May 1, 2012 to May 31, 2012	591,166	$41.04	625,966	$88,926,446
June 1, 2012 to June 30, 2012	—	—	—	$88,926,446

Total	625,966	$41.25	625,966	$88,926,446

(1)

On December 6, 2011, the Company announced that its Board of Directors had increased the authorized level for repurchases of its common stock by approximately $50.0 million. The increased authorization is in addition to the approximately $75.0 million that remains available from the prior authorization approved by the Board of Directors on April 21, 2008, resulting in a total authorized repurchase amount of $125.0 million.

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

August 1, 2012

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

*101

The following financial information from IDEX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith