Form 10-Q
period 2012-09-30
IDEX CORP /DE/
filed 2012-11-02
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  ☐    No   ☑

Number of shares of common stock of IDEX Corporation outstanding as of October 25, 2012: 82,658,275.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$260,503	$230,259
Receivables, less allowance for doubtful accounts of $5,858 at September 30, 2012 and $5,860 at December 31, 2011	277,505	252,845
Inventories — net	249,564	254,258
Other current assets	56,292	51,799

Total current assets	843,864	789,161
Property, plant and equipment — net	223,762	213,717
Goodwill	1,490,821	1,431,366
Intangible assets — net	378,660	382,222
Other noncurrent assets	20,328	19,641

Total assets	$2,957,435	$2,836,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$117,793	$110,977
Accrued expenses	154,557	130,696
Current portion of long-term debt and short-term borrowings	5,152	2,444
Dividends payable	16,540	14,161

Total current liabilities	294,042	258,278
Long-term borrowings	782,768	806,366
Deferred income taxes	157,971	142,482
Other noncurrent liabilities	113,817	115,846

Total liabilities	1,348,598	1,322,972

Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 87,349,352 shares at September 30, 2012 and 85,968,630 shares at December 31, 2011	873	860
Additional paid-in capital	536,804	490,128
Retained earnings	1,249,130	1,142,412
Treasury stock at cost: 4,648,968 shares at September 30, 2012 and 2,734,747 shares at December 31, 2011	(142,296)	(64,796)
Accumulated other comprehensive loss	(35,674)	(55,469)

Total shareholders’ equity	1,608,837	1,513,135

Total liabilities and shareholders’ equity	$2,957,435	$2,836,107

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$479,859	$476,881	$1,463,420	$1,357,768
Cost of sales	285,019	295,349	862,578	812,697

Gross profit	194,840	181,532	600,842	545,071
Selling, general and administrative expenses	107,167	107,296	332,431	313,485
Restructuring expenses	7,085	2,931	14,604	2,931

Operating income	80,588	71,305	253,807	228,655
Other income (expense) — net	132	(441)	19	(1,001)
Interest expense	10,536	7,763	31,734	20,937

Income before income taxes	70,184	63,101	222,092	206,717
Provision for income taxes	20,057	14,765	65,443	60,248

Net income	$50,127	$48,336	$156,649	$146,469

Basic earnings per common share	$0.60	$0.58	$1.88	$1.77

Diluted earnings per common share	$0.60	$0.58	$1.87	$1.75

Share data:
Basic weighted average common shares outstanding	82,482	82,402	82,820	81,994
Diluted weighted average common shares outstanding	83,370	83,586	83,785	83,533

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$50,127	$48,336	$156,649	$146,469
Other comprehensive income
Gains, losses and reclassification adjustments for derivatives, net of tax	1,204	(22,162)	3,644	(20,398)
Pension and other postretirement adjustments, net of tax	1,428	777	4,516	2,354
Cumulative translation adjustment	23,335	(26,437)	11,635	5,100

Comprehensive income	$76,094	$514	$176,444	$133,525

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Loss on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2011	$490,988	$1,142,412	$24,194	$(38,486)	$(41,177)	$(64,796)	$1,513,135

Net income	—	156,649	—	—	—	—	156,649
Cumulative translation adjustment	—	—	11,635	—	—	—	11,635
Pension and other postretirement adjustments, net of tax	—	—	—	4,516	—	—	4,516
Amortization of forward starting swaps, net of tax	—	—	—	—	3,644	—	3,644
Issuance of 1,415,457 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans, net of tax benefit	37,298	—	—	—	—	—	37,298
Repurchase of 1,859,611 shares of common stock	—	—	—	—	—	(75,174)	(75,174)
Unvested shares surrendered for tax withholding	—	—	—	—	—	(2,326)	(2,326)
Share-based compensation	9,391	—	—	—	—	—	9,391
Cash dividends declared — $.60 per common share	—	(49,931)	—	—	—	—	(49,931)

Balance, September 30, 2012	$537,677	$1,249,130	$35,829	$(33,970)	$(37,533)	$(142,296)	$1,608,837

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$156,649	$146,469
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	—	(2,831)
Depreciation and amortization	27,204	27,670
Amortization of intangible assets	30,734	25,446
Amortization of debt issuance expenses	1,109	947
Share-based compensation expense	11,162	9,755
Deferred income taxes	4,621	1,623
Excess tax benefit from share based compensation	(3,295)	(4,920)
Non-cash interest expense associated with forward starting swaps	5,743	2,687
Changes in:
Receivables	(8,199)	(18,721)
Inventories	9,187	(13,026)
Trade accounts payable	(2,797)	(1,355)
Accrued expenses	15,929	12,688
Other — net	(7,549)	(10,823)

Net cash flows provided by operating activities	240,498	175,609
Cash flows from investing activities
Cash purchases of property, plant and equipment	(28,108)	(27,984)
Proceeds from disposal of fixed assets	—	12,651
Acquisition of businesses, net of cash acquired	(69,021)	(446,069)
Other — net	(365)	(2,262)

Net cash flows used in investing activities	(97,494)	(463,664)
Cash flows from financing activities
Borrowings under revolving facilities and credit facilities for acquisitions	35,000	365,000
Borrowings under revolving facilities	69,503	381,222
Borrowings under credit facilities	—	1,883
Payments under revolving facilities, credit facilities and term loan	(130,395)	(462,944)
Debt issuance costs	—	(2,433)
Dividends paid	(47,552)	(40,458)
Proceeds from stock option exercises	35,015	31,333
Excess tax benefit from stock-based compensation	3,295	4,920
Purchase of common stock	(75,174)	—
Unvested shares surrendered for tax withholding	(2,326)	(5,838)
Other	(1,240)	—

Net cash flows (used in) provided by financing activities	(113,874)	272,685
Effect of exchange rate changes on cash and cash equivalents	1,114	695

Net increase (decrease) in cash	30,244	(14,675)
Cash and cash equivalents at beginning of year	230,259	235,136

Cash and cash equivalents at end of period	$260,503	$220,461

Supplemental cash flow information
Cash paid for:
Interest	$22,610	$16,246
Income taxes	62,053	46,749
Significant non-cash activities:
Contingent consideration for acquisition	8,370	2,707
Debt acquired with acquisition of business	4,680	1,400

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Adoption of New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted this guidance on January 1, 2012, and its adoption did not impact the consolidated financial position, results of operations or cash flows of the Company.

In June 2011, FASB issued ASU 2011-05 “Presentation of Comprehensive Income.” ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, FASB issued ASU 2011-12 “Comprehensive Income (Topic 220); Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 did not impact the consolidated financial position, results of operations or cash flows of the Company.

New Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset. Under ASU 2012-02, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset if the entity determines, based on qualitative assessment, that it is not more likely than not impaired. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. As of September 30, 2012, the Company did not elect to early adopt ASU 2012-02; however, the Company may elect to early adopt prior to its annual test date. ASU 2012-02 is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

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

During the three and nine months ended September 30, 2012, the Company recorded $7.1 million and $14.6 million, respectively, of pre-tax restructuring expenses related to its 2011 restructuring initiatives for employee severance related to employee reductions across various functional areas, the termination of a defined benefit pension plan, and facility rationalization. The 2011 restructuring initiatives included severance benefits for 292 employees in 2011 and 226 employees during the first nine months of 2012.

During both the three and nine months ended September 30, 2011, the Company recorded $2.9 million of pre-tax restructuring expenses related to the 2011 restructuring initiatives for employee severance related to employee reductions across various functional areas as well as facility rationalization.

Pre-tax restructuring expenses, by segment, for the three and nine months ended September 30, 2012, were as follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Severance Costs	Exit Costs	Total	Severance Costs	Exit Costs	Total
	(in thousands)
Fluid & Metering Technologies	$698	$26	$724	$3,666	$36	$3,702
Health & Science Technologies	2,700	475	3,175	4,607	1,175	5,782
Fire & Safety/Diversified Products	450	1,618	2,068	730	2,910	3,640
Corporate office and other	1,118	—	1,118	1,281	199	1,480

Total restructuring costs	$4,966	$2,119	$7,085	$10,284	$4,320	$14,604

Pre-tax restructuring expenses, by segment, for the three and nine months ended September 30, 2011, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$528	$51	$579
Health & Science Technologies	407	21	428
Fire & Safety/Diversified Products	1,615	87	1,702
Corporate/Other	222	—	222

Total restructuring costs	$2,772	$159	$2,931

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

Restructuring accruals of $5.6 million and $5.9 million at September 30, 2012 and December 31, 2011, respectively, are recorded in Accrued liabilities in the Consolidated Balance Sheets. The changes in the restructuring accrual for the nine months ended September 30, 2012 are as follows:

(In thousands)
Balance at January 1, 2012	$5,875
Restructuring expenses	14,604
Payments, utilization and other	(14,851)

Balance at September 30, 2012	$5,628

3.    Acquisitions

All of the Company’s acquisitions have been accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition.

2012 Acquisitions

On April 11, 2012, the Company acquired the assets of Precision Photonics Corporation (“PPC”). PPC specializes in optical components and coatings for applications in the fields of scientific research, aerospace, telecommunications and electronics manufacturing. Located in Boulder, Colorado, PPC has annual revenues of approximately $7.0 million. PPC operates within the Health & Science Technologies segment as a part of the IDEX Optics and Photonics (“IOP”) platform. The Company acquired PPC for an aggregate purchase price of $20.6 million in cash. The $20.6 million cash payment was funded from operations. Goodwill and intangible assets recognized as part of this transaction were $14.0 million and $5.1 million, respectively. The $14.0 million of goodwill is not deductible for tax purposes.

On April 30, 2012, the Company acquired ERC. ERC is a leader in the manufacture of gas liquid separations and detection solutions for the life science, analytical instrumentation and clinical chemistry markets. ERC’s pioneering products include in-line membrane vacuum degassing solutions, refractive index detectors and ozone generation systems. ERC’s original equipment degassing solutions are considered the “standard” for many of the world’s leading instrument producers. Located in Kawaguchi, Japan, ERC has annual revenues of approximately $27.0 million (¥2.14 billion) and operates as part of the IDEX Health & Science (“IH&S”) platform within the Health & Science Technologies segment. The Company acquired ERC for an aggregate purchase price of $18.3 million (¥1.47 billion), consisting of $13.6 million in cash and assumption of approximately $4.7 million of debt. The cash payment was financed with borrowings under the Company’s Revolving Facility. Goodwill and intangible assets recognized as part of this transaction were $10.5 million and $5.6 million, respectively. The $10.5 million of goodwill is not deductible for tax purposes.

On July 20, 2012, the Company acquired Matcon Group Limited (“Matcon”). Matcon is a global leader in material processing solutions for high value powders used in the manufacture of pharmaceuticals, food, plastics, and fine chemicals. Matcon’s innovative products include the original cone valve powder discharge system and filling, mixing and packaging systems, all of which support their customers’ automation and process requirements. Matcon’s products are critical to their customers’ need to maintain clean, reliable and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing. Located in Evesham, Worcestershire, England, Matcon has annual revenues of approximately $34.4 million (£22.0 million) and operates within the Health & Science Technologies segment in the Material

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

Process Technology (“MPT”) platform. The Company acquired Matcon for an aggregate purchase price of $45.6 million (£29.1 million), consisting of $34.8 million in cash, $2.4 million of working capital adjustments to be paid in the fourth quarter of 2012, and contingent consideration valued at $8.4 million as of the opening balance sheet date. The contingent consideration amount is based on 2012 and 2013 earnings before interest, income taxes, depreciation and amortization for Matcon and will be settled in the first quarter of 2013 and 2014, respectively. Based on potential outcomes, the undiscounted amount of all future payments that the Company could be required to pay under the contingent consideration arrangement is between $0 and $15.0 million. Approximately $15.0 million of the purchase price cash payment was financed with borrowings under the Company’s Revolving Facility. Goodwill and intangible assets recognized as part of this transaction were $27.8 million and $14.1 million, respectively. The $27.8 million of goodwill is not deductible for tax purposes.

The purchase price for PPC, ERC and Matcon has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The Company is in the process of obtaining or finalizing appraisals of tangible and intangible assets and it is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the businesses become known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

	ERC	PPC	Matcon	Total
(In thousands)
Accounts receivable	$5,766	$877	$7,877	$14,520
Inventory	4,224	932	647	5,803
Other current assets, net of cash acquired	607	251	1,508	2,366
Property, plant and equipment	2,738	1,936	5,795	10,469
Goodwill	10,506	13,986	27,793	52,285
Intangible assets	5,642	5,104	14,081	24,827
Other assets	67	13	130	210

Total assets acquired	29,550	23,099	57,831	110,480
Total liabilities assumed	(15,939)	(2,509)	(12,253)	(30,701)

Net assets acquired	$13,611	$20,590	$45,578	$79,779

Acquired intangible assets consist of trade names, non-compete agreements, customer relationships and unpatented technology. The goodwill recorded for the acquisitions reflects the strategic fit and revenue and earnings growth potential of these businesses.

The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands)	Total	Weighted Average Life
Trade names	$8,973	15
Non-compete agreements	470	3
Customer relationships	11,343	6
Unpatented technology	4,041	8

2012 acquired intangible assets	$24,827

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

The Company incurred $2.4 million of acquisition-related transaction costs in the first nine months of 2012. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including certain transactions that ultimately were not completed. During the first nine months of 2012, the Company recorded $0.9 million of fair value inventory charges associated with these acquisitions, which were recorded in cost of sales.

2011 Acquisitions

On January 31, 2011, the Company acquired the membership interests of AT Films. AT Films specializes in optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing. AT Films’ core competence is the design and manufacture of filters, splitters, reflectors and mirrors with the precise physical properties required to support their customers’ most challenging and cutting-edge optical applications. Headquartered in Boulder, Colorado, AT Films has annual revenues of approximately $9.0 million. AT Films operates within the Health & Science Technologies segment as a part of the IOP platform. The Company acquired AT Films for an aggregate purchase price of $34.5 million, consisting of $31.8 million in cash and contingent consideration valued at approximately $2.7 million as of the opening balance sheet date. In February 2012, the Company paid $1.5 million on the contingent consideration arrangement. The maximum remaining liability is $1.5 million and is reflected in Accrued expenses in the Consolidated Balance Sheet. Goodwill and intangible assets recognized as part of this transaction were $18.2 million and $11.4 million, respectively. The $18.2 million of goodwill is deductible for tax purposes.

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

The purchase price for CVI MG, AT Films and Microfluidics was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

4.    Business Segments

The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products.

The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the water and wastewater industries. The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net sales:
Fluid & Metering Technologies:
External customers	$197,620	$205,674	$620,451	$614,008
Intersegment sales	380	123	982	359

Total group sales	198,000	205,797	621,433	614,367

Health & Science Technologies:
External customers	174,351	172,648	516,314	441,635
Intersegment sales	1,874	263	4,260	984

Total group sales	176,225	172,911	520,574	442,619

Fire & Safety/Diversified Products:
External customers	107,888	98,559	326,655	302,125
Intersegment sales	311	176	1,518	689

Total group sales	108,199	98,735	328,173	302,814

Intersegment elimination	(2,565)	(562)	(6,760)	(2,032)

Total net sales	$479,859	$476,881	$1,463,420	$1,357,768

Operating income and income before income taxes:
Fluid & Metering Technologies	$41,649	$40,883	$132,477	$124,221
Health & Science Technologies	27,305	19,287	84,711	75,653
Fire & Safety/Diversified Products	24,738	19,263	74,524	67,270
Corporate office and other	(13,104)	(8,128)	(37,905)	(38,489)

Total operating income	80,588	71,305	253,807	228,655
Interest expense	10,536	7,763	31,734	20,937
Other income (expense)-net	132	(441)	19	(1,001)

Income before income taxes	$70,184	$63,101	$222,092	$206,717

	September 30, 2012	December 31, 2011
	(In thousands)
Assets:
Fluid & Metering Technologies	$1,045,783	$1,072,023
Health & Science Technologies	1,295,881	1,178,653
Fire & Safety/Diversified Products	469,785	442,400
Corporate office and other(1)	145,986	143,031

Total assets	$2,957,435	$2,836,107

(1)	Includes intersegment eliminations.

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

ASC 260 “Earnings Per Share”, provides that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $0.2 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively. Net income attributable to common shareholders was reduced by $0.6 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Basic weighted average common shares outstanding	82,482	82,402	82,820	81,994
Dilutive effect of stock options, unvested shares, and DCUs	888	1,184	965	1,539

Diluted weighted average common shares outstanding	83,370	83,586	83,785	83,533

Options to purchase approximately 1.3 million and 0.2 million shares of common stock for the three months ended September 30, 2012 and 2011, respectively, and options to purchase approximately 1.3 million and 0.9 million shares of common stock for the nine months ended September 30, 2012 and 2011, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

6.    Inventories

The components of inventories as of September 30, 2012 and December 31, 2011 were:

	September 30, 2012	December 31, 2011
	(In thousands)
Raw materials and component parts	$147,177	$155,577
Work-in-process	38,467	40,506
Finished goods	63,920	58,175

Total	$249,564	$254,258

Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012, by reportable business segment, were as follows:

(In thousands)	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2011(1)	$541,640	$648,906	$240,820	$1,431,366
Acquisition adjustments	—	1,424	—	1,424
Foreign currency translation	981	4,548	217	5,746
Acquisition	—	52,285	—	52,285

Balance at September 30, 2012	$542,621	$707,163	$241,037	$1,490,821

(1)

Revised to reflect the movement of the Dispensing Equipment segment to the Fire & Safety/Diversified Products segment and the transfer of $20.6 million of goodwill related to the movement of our Trebor business unit within the Health & Science Technologies segment to the Fluid & Metering Technologies segment.

ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 31, 2011. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the three months ended September 30, 2012. However, if market conditions deteriorate, the Water reporting unit, the Optics and Photonics reporting unit and the CVI and Melles Griot trade names could potentially be at risk for an impairment charge. As of September 30, 2012, the total goodwill balance of the Water and the Optics and Photonics reporting units was $219.7 million and $279.3 million, respectively.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2012 and December 31, 2011:

	At September 30, 2012			Weighted Average Life	At December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net		Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)				(In thousands)
Amortized intangible assets:
Patents	$10,478	$(4,002)	$6,476	11	$11,506	$(4,315)	$7,191
Trade names	82,585	(21,839)	60,746	16	72,823	(18,205)	54,618
Customer relationships	233,551	(88,701)	144,850	10	221,076	(69,280)	151,796
Non-compete agreements	3,560	(2,734)	826	3	4,801	(4,053)	748
Unpatented technology	75,492	(22,248)	53,244	11	70,741	(15,617)	55,124
Other	6,871	(3,461)	3,410	10	6,793	(3,156)	3,637

Total amortized intangible assets	412,537	(142,985)	269,552		387,740	(114,626)	273,114
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
CVI and Melles Griot trade names	47,008	—	47,008		47,008	—	47,008

Total intangible assets	$521,645	$(142,985)	$378,660		$496,848	$(114,626)	$382,222

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

The unamortized trade names are indefinite lived intangible assets which are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

8.    Accrued Expenses

The components of accrued expenses as of September 30, 2012 and December 31, 2011 were:

	September 30, 2012	December 31, 2011
	(In thousands)
Payroll and related items	$56,395	$51,728
Management incentive compensation	12,531	17,402
Income taxes payable	9,697	8,456
Deferred income taxes	306	167
Insurance	6,861	6,495
Warranty	4,865	4,417
Deferred revenue	16,147	7,954
Restructuring	5,628	5,875
Liability for uncertain tax positions	1,696	1,061
Accrued interest	9,439	1,424
Contingent consideration for acquisition	4,355	1,500
Other	26,637	24,217

Total accrued expenses	$154,557	$130,696

9.    Other Noncurrent Liabilities

The components of noncurrent liabilities as of September 30, 2012 and December 31, 2011 were:

	September 30, 2012	December 31, 2011
	(In thousands)
Pension and retiree medical obligations	$85,698	$91,542
Liability for uncertain tax positions	3,574	5,262
Deferred revenue	5,657	3,198
Contingent consideration for acquisition .	5,515	—
Other	13,373	15,844

Total other noncurrent liabilities	$113,817	$115,846

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

10.    Borrowings

Borrowings at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Revolving Facility	$27,000	$50,798
4.2% Senior Notes, due December 2021	349,179	349,125
4.5% Senior Notes, due December 2020	298,655	298,555
2.58% Senior Euro Notes, due June 2015	104,328	104,655
Other borrowings	8,758	5,677

Total borrowings	787,920	808,810
Less current portion	5,152	2,444

Total long-term borrowings	$782,768	$806,366

On June 27, 2011, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”), as borrowers (the “Borrowers”), with Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, and other lenders party thereto which provided for a new revolving credit facility (the “Revolving Facility”). The Revolving Facility replaced the Company’s previous $600.0 million credit facility, which expired in December 2011.

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

Proceeds of the Revolving Facility are available for use by the Borrowers for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments may not exceed $950.0 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. Under the Credit Agreement, Fluid Management Europe B.V., (“FME”) and IDEX UK Ltd. (“IDEX UK”) were approved by the lenders as designated borrowers. At September 30, 2012, FME and IDEX UK had no borrowings under the Revolving Facility.

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at September 30, 2012, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

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

At September 30, 2012, there were $27.0 million outstanding borrowings under the Revolving Facility and $7.1 million of outstanding letters of credit. The net available borrowing capacity under the Revolving Facility at September 30, 2012, was approximately $665.9 million.

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

Other borrowings of $8.8 million at September 30, 2012 were comprised of capital leases, debt at international locations maintained for working capital purposes and international debt as a result of acquisitions. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 0.4% to 3.7% per annum.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At September 30, 2012, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

On July 12, 2011, the Company entered into a forward starting interest rate contract with a notional amount of $350.0 million and a settlement date of September 30, 2011. This contract was entered into in anticipation of the issuance of the 4.2% Senior Notes and was designed to lock in the market interest rate as of July 12, 2011. On September 29, 2011, the Company settled this interest rate contract for $34.7 million with a payment made on October 3, 2011. Simultaneously, the Company entered into a separate interest rate contract with a notional amount of $350.0 million and a settlement date of February 28, 2012. The contract was entered into in anticipation of the expected issuance of the 4.2% Senior Notes and was designed to maintain the market rate as of July 12, 2011. In December 2011, the Company settled and paid the September interest rate contract for $4.0 million, resulting in a total settlement of $38.7 million. Of the $38.7 million, $0.8 million was recognized as other expense in 2011 and the balance of $37.9 million is being amortized into interest expense over the 10 year term of the 4.2% Senior Notes, which results in an effective interest rate of 5.3%.

As of September 30, 2012, the Company did not have any interest rate contracts outstanding.

The following table summarizes the gain (loss) recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts for September 30, 2012 and 2011:

	Gain (Loss) Recognized in Other Comprehensive Income		(Expense) and Gain Reclassified into Income
	Three Months Ended September 30,				Income Statement Caption
	2012	2011	2012	2011
	(In thousands)
Interest rate agreements	$—	$(36,295)	$(1,898)	$(1,515)	Interest expense

	Gain (Loss) Recognized in Other Comprehensive Income		(Expense) and Gain Reclassified into Income
	Nine Months Ended September 30,				Income Statement Caption
	2012	2011	2012	2011
	(In thousands)
Interest rate agreements	$—	$(36,407)	$(5,743)	$(4,593)	Interest expense
Foreign exchange contracts	—	(55)	—	227	Sales

Approximately $7.5 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at September 30, 2012 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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

The following table summarizes the basis used to measure the Company’s financial assets and (liabilities) at fair value on a recurring basis in the balance sheet at September 30, 2012 and December 31, 2011:

	Basis of Fair Value Measurements
	Balance at September 30, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money market investment	$8,681	$8,681	$—	$—
Available for sale securities	2,908	2,908	—	—
Contingent consideration	(9,870)	—	—	(9,870)

	Basis of Fair Value Measurements
	Balance at December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Money market investment	$11,899	$11,899	$—	$—
Available for sale securities	2,785	2,785	—	—
Contingent consideration	(3,000)	—	—	(3,000)

There were no transfers of assets or liabilities between Level 1 and Level 2 during the first nine months of 2012 or 2011.

In determining the fair value of the contingent consideration potentially due with the acquisitions of AT Films and Matcon, the Company used probability weighted estimates adjusted for the time value of money. In February 2012, the Company paid $1.5 million as contingent consideration for AT Films. The maximum remaining liability on the AT Films contingent consideration is $1.5 million and is reflected in Accrued expenses in the Consolidated Balance Sheet. The Matcon contingent consideration liability is valued at $8.4 million, of which $2.9 million is included in Accrued expenses and $5.5 million is recorded in Noncurrent liabilities in the Consolidated Balance Sheet.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At September 30, 2012, the fair value of our Revolving Facility, 2.58% Senior Euro Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $819.3 million compared to the carrying value of $779.2 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

13.    Common and Preferred Stock

On December 6, 2011, the Company announced that its Board of Directors increased the authorized level for repurchases of its common stock by approximately $50.0 million. The increased authorization is in addition to the approximately $75.0 million that remains available from the prior authorization approved by the Board of

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

Directors on April 21, 2008, resulting in a total authorized repurchase amount of $125.0 million. During the nine months ended September 30, 2012, the Company has purchased a total of 1.9 million shares at a cost of $75.2 million.

At September 30, 2012 and December 31, 2011, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was issued at September 30, 2012 and December 31, 2011.

14.    Share-Based Compensation

During the nine months ended September 30, 2012, the Company granted approximately 0.8 million stock options and 0.2 million unvested shares, respectively. During the nine months ended September 30, 2011, the Company granted approximately 0.8 million stock options and 0.3 million unvested shares, respectively.

Weighted average option fair values and assumptions for the periods specified are disclosed in the following table:

	Three Months Ended September 30,
	2012	2011
Weighted average fair value of option grants	$ 9.55	$ 11.66
Dividend yield	2.07%	1.63%
Volatility	31.96%	31.84%
Risk-free forward interest rate	0.18% - 3.34%	0.18% - 5.15%
Expected life (in years)	5.89	6.08

	Nine Months Ended September 30,
	2012	2011
Weighted average fair value of option grants	$11.40	$12.31
Dividend yield	1.59%	1.45%
Volatility	32.01%	32.72%
Risk-free forward interest rate	0.17% - 3.97%	0.28% - 5.62%
Expected life (in years)	5.97	6.14

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•

The Company uses historical data to estimate the expected life of the option. The expected life assumption for the three and nine months ended September 30, 2012 and 2011 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

•

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the three and nine months ended September 30, 2012 and 2011, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

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

Total compensation cost for the stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Cost of goods sold	$111	$202	$593	$645
Selling, general and administrative expenses	1,233	1,157	4,661	5,140

Total expense before income taxes	1,344	1,359	5,254	5,785
Income tax benefit	(442)	(390)	(1,642)	(1,842)

Total expense after income taxes	$902	$969	$3,612	$3,943

Total compensation cost for the unvested shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011(1)	2012	2011(1)
	(In thousands)
Cost of goods sold	$199	$197	$802	$495
Selling, general and administrative expenses	1,443	(1,883)	5,106	3,475

Total expense before income taxes	1,642	(1,686)	5,908	3,970
Income tax benefit	(412)	(451)	(1,552)	(1,537)

Total expense after income taxes	$1,230	$(2,137)	$4,356	$2,433

(1)	Reflects the forfeiture of unvested shares related to the Company’s transition to a new CEO in August 2011.

Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees and $0.2 million of compensation cost was capitalized as part of inventory at both September 30, 2012 and December 31, 2011.

As of September 30, 2012, there was $10.1 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, and $10.9 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.1 years.

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

	Pension Benefits
	Three Months Ended September 30,
	2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$239	$328	$399	$207
Interest cost	876	527	1,116	587
Expected return on plan assets	(964)	(256)	(1,171)	(278)
Net amortization	817	77	1,261	111

Net periodic benefit cost	$968	$676	$1,605	$627

	Pension Benefits
	Nine Months Ended September 30,
	2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$1,272	$1,006	$1,319	$620
Interest cost	3,051	1,632	3,380	1,756
Expected return on plan assets	(3,361)	(773)	(3,567)	(837)
Net amortization	4,244	244	3,423	334

Net periodic benefit cost	$5,206	$2,109	$4,555	$1,873

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$191	$173	$572	$519
Interest cost	230	259	687	778
Net amortization	(37)	(39)	(111)	(117)

Net periodic benefit cost	$384	$393	$1,148	$1,180

The Company previously disclosed in its financial statements for the year ended December 31, 2011, that it expected to contribute approximately $9.4 million to its pension plans and $0.9 million to its other postretirement benefit plans in 2012. As of September 30, 2012, $8.1 million of contributions have been made to the pension plans and $0.4 million have been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $1.8 million in 2012 to fund its pension plans and other postretirement benefit plans.

16.    Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

17.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $20.1 million in the third quarter of 2012 from $14.8 million in the third quarter of 2011. The effective tax rate increased to 28.6% for the third quarter of 2012 compared to 23.4% in the third quarter of 2011 due to the mix of global pre-tax income among jurisdictions and a reversal of disallowed executive compensation expense in the prior year.

The provision for income taxes increased to $65.4 million in the first nine months of 2012 from $60.2 million in the same period of 2011. The effective tax rate increased to 29.5% for the first nine months of 2012 compared to 29.1% in the same period of 2011 due to the mix of global pre-tax income among jurisdictions, a reversal of disallowed executive compensation expense in the prior year and as a result of recent acquisitions.

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

18.    Subsequent Events

On October 22, 2012, the Company’s Board of Directors approved an increase in the authorized level for repurchases of common stock by $200.0 million. The increased authorization will be added to the approximately $50.0 million that remains available from the existing authorization approved by the Board of Directors in December 2011. Repurchases under the program will be funded with future cash flow generation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Under the Private Securities Litigation Reform Act

The “Overview and Outlook” and the “Liquidity and Capital Resources” sections of this management’s discussion and analysis of financial condition and results of operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements relate to, among other things, operating results and are indicated by words or phrases such as “expects,” “should,” “will,” and similar words or phrases. These expected statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those statements. The risks and uncertainties include, but are not limited to, IDEX Corporation’s (“IDEX” or the “Company”) ability to integrate and operate acquired businesses on a profitable basis and other risks and uncertainties identified under the heading “Risk Factors” in item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and information contained in subsequent periodic reports filed by IDEX with the Securities and Exchange Commission. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

Overview and Outlook

IDEX is an applied solutions company specializing in fluid and metering technologies, health and science technologies, and fire, safety and other diversified products built to customers specifications. IDEX’s products are sold in niche markets to a wide range of industries throughout the world. Accordingly, its businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where IDEX does business and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are among the factors that influence the demand for IDEX’s products.

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

Some of our key financial highlights for the nine months ended September 30, 2012 are as follows:

•	Sales of $1.5 billion rose 8%; organic sales — excluding acquisitions and foreign currency translation — were up 4%.

•	Operating income of $253.8 million increased 11%.

•	Net income increased 7% to $156.6 million.

•	Diluted EPS of $1.87 increased 12 cents.

We expect market conditions to remain challenging, particularly outside the US, resulting in expected fourth quarter flat organic revenue compared to the fourth quarter of 2011. Despite these challenging market conditions, our disciplined execution allows us to maintain our prior full year 2012 adjusted EPS guidance of $2.65 – $2.70.

Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2012 and 2011. Segment operating income excludes unallocated corporate operating expenses. Certain prior year amounts have been revised to include the Dispensing Equipment segment as part of the Fire & Safety/Diversified Products segment and to reflect the movement of our Trebor business unit from the Health & Science Technologies segment to the Fluid & Metering Technologies segment.

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

Consolidated Results in the Three Months Ended September 30, 2012 Compared with the Same Period of 2011

	Three Months Ended September 30,
(in thousands)	2012	2011
Net sales	$479,859	$476,881
Operating income	80,588	71,305
Operating margin	16.8%	15.0%
Depreciation and amortization	$19,545	$20,540
Depreciation and amortization as a percentage of net sales	4.1%	4.3%

Sales in the three months ended September 30, 2012 were $479.9 million, a 1% increase from the comparable period last year. This increase reflects a 1% increase in organic sales, 2% from acquisitions (ERC — April 2012 and Matcon — July 2012) and 2% unfavorable foreign currency translation. International sales represented approximately 49% of total sales in the current period compared with 53% in the same period in 2011.

For the third quarter of 2012, Fluid & Metering Technologies contributed 41% of sales and 45% of operating income; Health & Science Technologies accounted for 37% of sales and 29% of operating income; and Fire & Safety/Diversified Products represented 22% of sales and 26% of operating income.

Gross profit of $194.8 million in the third quarter of 2012 increased $13.3 million, or 7%, from 2011. Gross profit as a percent of sales, or gross margins, was 40.6% in the third quarter of 2012 and 38.1% in 2011. The increase in gross margin primarily resulted from an acquisition fair value inventory charge of $12.8 million for CVI MG recorded in 2011.

Selling, general and administrative (“SG&A”) expenses decreased slightly to $107.2 million in the third quarter of 2012 from $107.3 million in 2011. The slight change reflects a decrease of approximately $5.4 million from cost savings initiatives, partially offset by an increase of approximately $2.6 million for incremental costs from new acquisitions and the absence of a $2.7 million reduction in expense from CEO forfeited equity compensation recorded in 2011. As a percentage of sales, SG&A expenses were 22.3% for 2012 and 22.5% for 2011.

During the three months ended September 30, 2012, the Company recorded pre-tax restructuring expenses totaling $7.1 million, while $2.9 million was recorded for the same period in 2011. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas, the termination of a defined benefit pension plan and facility rationalization resulting from the Company’s cost savings initiatives.

Operating income of $80.6 million in the third quarter of 2012 was up from the $71.3 million recorded in 2011, primarily reflecting improved productivity and an acquisition fair value inventory charge for CVI MG recorded in 2011. Operating income as a percent of sales, or operating margin, of 16.8% in the third quarter of 2012 was up from 15.0% in 2011 primarily due to productivity and the acquisition fair value inventory charge for CVI MG recorded in 2011, partially offset by increased expenses from restructuring-related charges and the dilutive impact from acquisitions.

Other income, net was $0.1 million in the third quarter of 2012 compared with a $0.4 million expense recorded in 2011, primarily due to higher losses on foreign currency in 2011.

Interest expense increased to $10.5 million in 2012 from $7.8 million in 2011. The increase was principally due to higher debt levels issued in conjunction with the CVI MG acquisition and higher interest rates associated with converting the Revolving Facility debt to the fixed rate 4.2% Senior Notes.

The provision for income taxes is based on estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $20.1 million in the third quarter of 2012 compared to $14.8 million in the third quarter of 2011. The effective tax rate increased to 28.6% for the third quarter of 2012 compared to 23.4% in the third quarter of 2011 due to the mix of global pre-tax income among jurisdictions and a reversal of disallowed executive compensation expense in the prior year.

Net income for the quarter of $50.1 million increased from $48.3 million in 2011. Diluted earnings per share in the third quarter of 2012 of $0.60 increased $0.02, or 3%, compared with 2011.

Fluid & Metering Technologies Segment

	Three Months Ended September 30,
(in thousands)	2012	2011
Net sales	$198,000	$205,797
Operating income	41,649	40,883
Operating margin	21.0%	19.9%
Depreciation and amortization	$7,246	$8,603
Depreciation and amortization as a percentage of net sales	3.7%	4.2%

Sales of $198.0 million decreased $7.8 million, or 4%, in the third quarter of 2012 compared with 2011. This reflects a 1% decrease in organic sales and 3% unfavorable foreign currency translation. In the third quarter of 2012, organic sales decreased approximately 2% domestically and were flat internationally. Organic sales to customers outside the U.S. were approximately 48% of total segment sales during the third quarter of 2012, compared with 54% in 2011.

Sales within our Energy platform decreased compared to the third quarter of 2011 due to weakness in European markets caused by general economic conditions and warmer climate conditions, and a slowdown in liquid measurement projects. This was partially offset by strength in North American transportation end markets and in our distribution channel. Sales within our CFP platform decreased compared to the third quarter of 2011 on weak general industrial and chemical demand in our OEM and distributor channels in North America, Europe and China. Sales within our Water and Waste Water platform continues to experience ongoing municipal water end market softness in Europe and China. Sales within our Agricultural group increased compared to the third quarter of 2011, due to continued strong demand within this market.

Operating income and operating margin of $41.6 million and 21.0%, respectively, were higher than the $40.9 million and 19.9% recorded in the third quarter of 2011, primarily due to productivity and cost reduction initiatives, partially offset by slightly higher restructuring related charges.

Health & Science Technologies Segment

	Three Months Ended September 30,
(in thousands)	2012	2011
Net sales	$176,225	$172,911
Operating income	27,305	19,287
Operating margin	15.5%	11.2%
Depreciation and amortization	$10,273	$9,712
Depreciation and amortization as a percentage of net sales	5.8%	5.6%

Sales of $176.2 million increased $3.3 million, or 2%, in the third quarter of 2012 compared with 2011. This reflects 7% growth from acquisitions (Matcon and ERC), partially offset by a 4% decrease in organic sales and

1% unfavorable foreign currency translation. In the third quarter of 2012, organic sales increased 9% domestically and decreased 15% internationally. Organic sales to customers outside the U.S. were approximately 48% of total segment sales in the third quarter of 2012, compared with 54% in 2011.

Organic sales within our MPT platform decreased compared to the third quarter of 2011 due to weakness in the Asian food and pharmaceutical markets. Organic sales within our Scientific Fluidics platform were flat compared to the third quarter of 2011 due to market volatility on inconsistent OEM demand in North America. Sales within our Containment group decreased slightly compared to the third quarter of 2011 due to weak oil & gas distributor sales in European markets. Sales within our Optics and Photonics platform decreased compared to the third quarter of 2011 as we continue to experience weakness within the semiconductor, life science and defense markets. Sales within our Industrial group increased compared to the third quarter of 2011 due to higher distributor sales, partially offset by weakness in Europe and China.

Operating income of $27.3 million in the third quarter of 2012 was up from the $19.3 million recorded in 2011, primarily due to the $12.8 million acquisition fair value inventory charge for CVI MG recorded in 2011 and cost savings from our prior period restructuring actions, partially offset by an increase in restructuring charges in 2012. Operating margin of 15.5% in the third quarter of 2012 was up from 11.2% in 2011, primarily due to the $12.8 million acquisition fair value inventory charge for CVI MG recorded in 2011, partially offset by the dilutive impact from acquisitions and a $2.7 million increase in restructuring charges.

Fire & Safety/Diversified Products Segment

	Three Months Ended September 30,
(in thousands)	2012	2011
Net sales	$108,199	$98,735
Operating income	24,738	19,263
Operating margin	22.9%	19.5%
Depreciation and amortization	$1,622	$1,844
Depreciation and amortization as a percentage of net sales	1.5%	1.9%

Sales of $108.2 million increased $9.5 million, or 10%, in the third quarter of 2012 compared with the third quarter of 2011. This reflects 13% organic growth offset by 3% unfavorable foreign currency translation. In the third quarter of 2012, organic sales increased 36% domestically and decreased 1% internationally. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in the third quarter of 2012, compared with 61% in 2011.

Sales within our Dispensing group increased as a result of a large replenishment project in the North American market which began shipping in the second quarter of 2012, partially offset by weakness in European markets. The sales increase within our Band-It group was driven by general North American strength and product innovation, partially offset by weakness in Europe and the Middle East. Sales within our Fire Suppression group decreased as a result of weakness in European municipal fire markets, partially offset by growing sales in adjacent markets domestically and internationally. Sales within our Rescue group increased as a result of higher demand for our rescue tools within domestic markets, partially offset by shipment delays in Asia.

Operating income and operating margin of $24.7 million and 22.9%, respectively, were higher than the $19.3 million and 19.5% recorded in the third quarter of 2011, primarily due to improved productivity and cost reduction initiatives, partially offset by $0.4 million higher restructuring charges in 2012 compared to 2011 within our Fire Suppression group.

Consolidated Results in the Nine Months Ended September 30, 2012 Compared with the Same Period of 2011

	Nine Months Ended September 30,
(in thousands)	2012	2011
Net sales	$1,463,420	$1,357,768
Operating income	253,807	228,655
Operating margin	17.4%	16.8%
Depreciation and amortization	$57,938	$53,116
Depreciation and amortization as a percentage of net sales	4.0%	3.9%

Sales in the nine months ended September 30, 2012 were $1,463.4 million, an 8% increase from the comparable period last year. This increase reflects a 4% increase in organic sales, 6% from acquisitions (AT Films — January 2011, Microfluidics — March 2011, CVI MG — June 2011, ERC — April 2012 and Matcon — July 2012) and 2% unfavorable foreign currency translation. International sales represented approximately 51% of total sales in the period compared with 52% in 2011.

For the first nine months of 2012, Fluid & Metering Technologies contributed 42% of sales and 45% of operating income; Health & Science Technologies accounted for 36% of sales and 29% of operating income; and Fire & Safety/Diversified Products represented 22% of sales and 26% of operating income.

Gross profit of $600.8 million in the first nine months of 2012 increased $55.8 million, or 10%, from 2011. Gross margins were 41.1% in the first nine months of 2012 and 40.1% in 2011.

SG&A expenses increased to $332.4 million in the first nine months of 2012 from $313.5 million in 2011. The $18.9 million increase reflects approximately $26.3 million for incremental costs from new acquisitions, $2.7 million for a benefit from CEO forfeited equity compensation recorded in 2011 and a $2.8 million gain from the sale of a facility in Italy recorded in 2011, partially offset by a decrease of $12.9 million from cost savings initiatives. As a percentage of sales, SG&A expenses were 22.7% for 2012 and 23.1% for 2011.

During the nine months ended September 30, 2012, the Company recorded pre-tax restructuring expenses totaling $14.6 million, while $2.9 million was recorded for the same period in 2011. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas, the termination of a defined benefit pension plan and facility rationalization resulting from the Company’s cost savings initiatives.

Operating income of $253.8 million in the first nine months of 2012 was up from the $228.7 million recorded in 2011, primarily reflecting an increase in volume and improved productivity. Operating margin of 17.3% in the first nine months of 2012 was up from 16.8% in 2011 primarily due to volume leverage and productivity, partially offset by increased expenses from restructuring-related charges and the dilutive impact from acquisitions.

Interest expense increased to $31.7 million in 2012 from $20.9 million in 2011. The increase was principally due to higher debt levels, issued in conjunction with the CVI MG acquisition, and higher interest rates associated with converting the Revolving Facility debt to the fixed rate 4.2% Senior Notes.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $65.4 million for the first nine months of 2012 compared to $60.2 in the same period in 2011. The effective tax rate increased to 29.5% for the first nine months of 2012 compared to 29.1% in the same period of 2011 due to the mix of global pre-tax income among jurisdictions, a reversal of disallowed executive compensation expense in the prior year and the impact of recent acquisitions.

Net income for the current period of $156.6 million increased from the $146.5 million earned in 2011. Diluted earnings per share in the first nine months of 2012 of $1.87 increased $0.12, or 7%, compared with 2011.

Fluid & Metering Technologies Segment

	Nine Months Ended September 30,
(in thousands)	2012	2011
Net sales	$621,433	$614,367
Operating income	132,477	124,221
Operating margin	21.3%	20.2%
Depreciation and amortization	$22,194	$24,841
Depreciation and amortization as a percentage of net sales	3.6%	4.1%

Sales of $621.4 million increased $7.1 million, or 1%, in the first nine months of 2012 compared with 2011. This reflects 3% organic growth and 2% unfavorable foreign currency translation. The increase in organic sales was largely attributed to growth across our Energy platform, CFP platform, and our Agricultural group. In the first nine months of 2012, organic sales increased approximately 4% domestically and 3% internationally. Organic sales to customers outside the U.S. were approximately 47% of total segment sales during the first nine months of 2012, compared with 46% in 2011.

Sales within our Energy platform increased compared to the first nine months of 2011, due to strong demand for systems used in upstream and downstream oil and gas applications both domestically and internationally. Additionally, large Energy project sales to emerging markets drove international sales growth, partially offset by weakness in the European downstream markets due to general economic conditions. Domestic sales growth within Energy was driven by the transportation end markets and strength in our distribution channel. Sales within our CFP platform increased compared to the first nine months of 2011 on strong general industrial and chemical demand in both our OEM and distributor channels in North America and Asia. In addition, CFP sales growth accelerated in emerging markets. Sales within our Agriculture group increased due to robust demand in North America. Offsetting the sales increases above was a decrease in sales within our Water and Waste Water platform, as the platform continues to experience ongoing municipal water end market softness due to municipal funding headwinds.

Operating income and operating margin of $132.5 million and 21.3%, respectively, were higher than the $124.2 million and 20.2% recorded in the first nine months of 2011, primarily due to volume leverage, productivity and benefits from prior period restructuring activities, partially offset by $3.7 million of current period restructuring charges.

Health & Science Technologies Segment

	Nine Months Ended September 30,
(in thousands)	2012	2011
Net sales	$520,574	$442,619
Operating income	84,711	75,653
Operating margin	16.3%	17.1%
Depreciation and amortization	$29,293	$20,686
Depreciation and amortization as a percentage of net sales	5.6%	4.7%

Sales of $520.6 million increased $78.0 million, or 18%, in the first nine months of 2012 compared with 2011. This reflects 19% growth from acquisitions (AT Films, Microfluidics, CVI MG, ERC and Matcon) and 1% unfavorable foreign currency translation. In the first nine months of 2012, organic sales increased 4% domestically and decreased 4% internationally. Organic sales to customers outside the U.S. were approximately 50% of total segment sales in the first nine months of both 2012 and 2011.

Sales within our MPT platform increased compared to the first nine months of 2011 due a full nine months of sales from Microfluidics, acquired in March 2011, strength in Asian food and pharmaceutical markets, and large project orders received in the second half of 2011 which shipped during the first half of 2012. Sales within our Scientific Fluidics platform decreased compared to the first nine months of 2011 due to slowed instrumentation end markets driven by National Institutes of Health funding concerns, inventory reduction programs by our customers and inconsistent OEM demand in North America, partially offset by modest growth in the Life Sciences end market, particularly in Asia. Sales within our Containment group increased slightly compared to the first nine months of 2011 due to an increase in distributor sales and an upturn in the diesel and gas engine markets. Sales within our Optics and Photonics platform increased compared to the first nine months of 2011 primarily as a result of our CVI MG acquisition. However, 2012 sales within our Optics and Photonics platform are lower than anticipated due to weak demand in the defense, biotech and electronics end markets. Sales at our Industrial group decreased compared to the first nine months of 2011 due to lower sales to distributors and slower sales into automotive end markets.

Operating income of $84.7 million in the first nine months of 2012 was up from the $75.7 million recorded in 2011, primarily due to the $12.8 million acquisition fair value inventory charge for CVI MG recorded in 2011 and productivity from prior period restructuring actions, partially offset by a $5.4 million increase of restructuring costs in 2012. Operating margin of 16.3% in the first nine months of 2012 was down from 17.1% in 2011, due to the dilutive impact from acquisitions and current period restructuring charges.

Fire & Safety/Diversified Products Segment

	Nine Months Ended September 30,
(in thousands)	2012	2011
Net sales	$328,173	$302,814
Operating income	74,524	67,270
Operating margin	22.7%	22.2%
Depreciation and amortization	$5,225	$6,561
Depreciation and amortization as a percentage of net sales	1.6%	2.2%

Sales of $328.2 million increased $25.4 million, or 8%, in the first nine months of 2012 compared with the first nine months of 2011. This reflects 12% organic growth and 4% unfavorable foreign currency translation. In the first nine months of 2012, organic sales increased 30% domestically and 1% internationally. Organic sales to customers outside the U.S. were approximately 57% of total segment sales in the first nine months of 2012, compared with 63% in 2011.

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

Operating income of $74.5 million was higher than the $67.3 million recorded in the first nine months of 2011, primarily due to volume leverage and productivity, partially offset by $3.6 million of restructuring charges and a $2.8 million gain on the sale of a facility in 2011. Operating margin of 22.7% in the first nine months of 2012 was up from 22.2% in 2011, primarily due to improved productivity and cost reduction initiatives, partially offset by current period restructuring charges and the gain on the sale of a facility in 2011.

Liquidity and Capital Resources

At September 30, 2012, working capital was $549.8 million and the current ratio was 2.9 to 1. Cash flows from operating activities for the first nine months of 2012 increased $64.9 million, or 37%, to $240.5 million compared to the first nine months of 2011 mainly due to higher earnings and improved working capital.

Cash flows provided by operating activities were more than adequate to fund capital expenditures of $28.1 million and $28.0 million in the first nine months of 2012 and 2011, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology and replacement of equipment and facilities. Management believes that the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.

The Company maintains the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At September 30, 2012, there were $27.0 outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $7.1 million. The net available borrowing capacity under the Revolving Facility at September 30, 2012, was approximately $665.9 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at September 30, 2012, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At September 30, 2012, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 10.6 to 1 and the leverage ratio was 1.9 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes.

On October 22, 2012, the Company’s Board of Directors approved an increase in the authorized level for repurchases of common stock by $200.0 million. The increased authorization will be added to the approximately $50.0 million that remains available from the existing authorization approved by the Board of Directors in December 2011. Repurchases under the program will be funded with future cash flow generation. During the nine months ended September 30, 2012, 1.9 million shares were purchased at a cost of $75.2 million.

The Company believes current cash and cash that will be generated from operations will be sufficient to meet its operating cash requirements, planned capital expenditures, interest on all borrowings, pension and postretirement funding requirements, authorized share repurchases and annual dividend payments to holders of the Company’s stock for the remainder of 2012 and 2013. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of September 30, 2012, $27.0 million is outstanding under the Revolving Facility.

ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 31, 2011. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the three months ended September 30, 2012. However, if market conditions deteriorate, the Water reporting unit, the Optics and Photonics reporting unit and the CVI and Melles Griot trade names, could potentially be at risk for an impairment charge. As of September 30, 2012, the total goodwill balance of the Water and the Optics and Photonics reporting units was $219.7 million and $279.3 million, respectively. The total trade name balance for CVI MG as of September 30, 2012 is $47.0 million.

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

The Company’s interest rate exposure is primarily related to the $787.9 million of total debt outstanding at September 30, 2012. Approximately 5% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.2 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2012, that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company and six of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance, subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover these settlements and legal costs, or how insurers may respond to claims that are tendered to them. Claims have been filed in jurisdictions throughout the United States. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

The Company is also party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2012 to July 31, 2012	130,320	$38.17	130,320	$83,947,153
August 1, 2012 to August 31, 2012	855,972	$39.73	855,972	$50,149,089
September 1, 2012 to September 30, 2012	8,168	$39.45	8,168	$49,826,828

Total	994,460	$39.51	994,460	$49,826,828

(1)

On October 22, 2012, the Company’s Board of Directors approved an increase in the authorized level for repurchases of common stock by $200.0 million. The increased authorization will be added to the approximately $50.0 million that remains available from the existing authorization approved by the Board of Directors in December 2011, resulting in a total authorized repurchase amount of $250.0 million.

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

November 2, 2012

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following financial information from IDEX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.