Form 10-K
period 2012-12-31
IDEX CORP /DE/
filed 2013-02-21
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock (based on the June 29, 2012 closing price of $38.98) held by non-affiliates of IDEX Corporation was $3,228,621,602.

The number of shares outstanding of IDEX Corporation’s common stock, par value $.01 per share, as of February 15, 2013 was 82,523,658.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2012 annual report to stockholders of IDEX Corporation the (“2012 Annual Report”) are incorporated by reference to Part II of this Form 10-K and portions of the proxy statement of IDEX Corporation with respect to the 2013 annual meeting of stockholders (the “2013 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

IDEX has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Reporting units in the Fluid & Metering Technologies segment consist of: Banjo; Energy & Fuels (“Energy”); Chemical, Food & Process (“CFP”); Diaphragm & Dosing Pump Technology (“DDPT”) and Water Services & Technology (“WST”). Reporting units in the Health & Science Technologies segment consist of: IDEX Health & Science (“IH&S”); IDEX Optics & Photonics (“IOP”); Containment; Gast; Micropump and Materials Process Technologies (“MPT”). Reporting units in the Fire & Safety/Diversified Products segment consist of: Fire Suppression; Rescue; Band-It; and Dispensing Equipment.

In the fourth quarter of 2012, the Company reorganized the reporting units under CFP and Water & Wastewater (“Water”) reporting units within the Fluid & Metering Technologies segment. The DDPT reporting unit was created to focus on the product technology platform around our core diaphragm and dosing pumps and will consist of Knight and Pulsafeeder from the Water reporting unit and Trebor and Warren Rupp from the CFP reporting unit. The WST reporting unit was created to focus on services provided to end customers in the municipal end markets and will include ADS, IETG, and iPEK from the Water reporting unit. The remaining business units in CFP will consist of Viking and Richter.

IDEX believes that each of its reporting units is a leader in its product and service areas. The Company also believes that its strong financial performance has been attributable to its ability to design and engineer specialized quality products, coupled with its ability to identify and successfully consummate and integrate strategic acquisitions.

FLUID & METERING TECHNOLOGIES SEGMENT

The Fluid & Metering Technologies Segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the water and wastewater industries. Fluid & Metering Technologies application-specific pump and metering solutions serve a diverse range of end markets, including industrial infrastructure (fossil fuels, refined & alternative fuels, and water & wastewater), chemical processing, agricultural, food & beverage, pulp & paper, transportation, plastics and resins, electronics and electrical, construction & mining, pharmaceutical and bio-pharmaceutical, machinery and numerous other specialty niche markets. Fluid & Metering Technologies accounted for 43% of IDEX’s sales and 82% of IDEX’s operating income in 2012, with approximately 46% of its sales to customers outside the U.S.

Banjo.    Banjo is a provider of special purpose, severe-duty pumps, valves, fittings and systems used in liquid handling. Banjo is based in Crawfordsville, Indiana and its products are used in agricultural and industrial applications. Approximately 11% of Banjo’s 2012 sales were to customers outside the U.S.

Energy & Fuels.    Energy consists of the Company’s Corken, Faure Herman, Liquid Controls, S.A.M.P.I. and Toptech businesses. Energy is a leading supplier of flow meters, electronic registration and control products, rotary vane and turbine pumps, reciprocating piston compressors, and terminal automation control systems. Headquartered in Lake Bluff, Illinois (Liquid Controls and Sponsler products), Energy has additional facilities in Longwood, Florida and Zwijndrech, Belgium (Toptech products); Oklahoma City, Oklahoma (Corken products);

La Ferté Bernard, France (Faure Herman products); and Altopascio, Italy (S.A.M.P.I. products). Applications for Liquid Controls and S.A.M.P.I. positive displacement flow meters, electronic, registration and control products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Corken products consist of positive-displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Toptech supplies terminal automation hardware and software to control and manage inventories, as well as transactional data and invoicing, to customers in the oil, gas and refined-fuels markets. Faure Herman is a leading supplier of ultrasonic and helical turbine flow meters used in the custody transfer and control of high value fluids and gases. Approximately 53% of Energy’s 2012 sales were to customers outside the U.S.

Chemical, Food & Process.    CFP consists of the Company’s Richter and Viking businesses. CFP is a producer of fluoroplastic lined corrosion-resistant magnetic drive and mechanical seal pumps, shut-off, control and safety valves for corrosive, hazardous, contaminated, pure and high-purity fluids, as well as rotary internal gear, external gear, vane and rotary lobe pumps, custom-engineered OEM pumps, strainers, gear reducers and engineered pump systems. Richter’s corrosion resistant fluoroplastic lined products offer superior solutions for demanding applications in the process industry. Viking’s products consist of external gear pumps, strainers and reducers, and related controls used for transferring and metering thin and viscous liquids sold under the Viking® and Wright Flow brands. Viking products primarily serve the chemical, petroleum, pulp & paper, plastics, paints, inks, tanker trucks, compressor, construction, food & beverage, personal care, pharmaceutical and biotech markets. CFP maintains operations in Kempen, Germany (Richter products); Cedar Falls, Iowa (Richter and Viking products); Eastbourne, East Sussex, England and Shannon, Ireland (Viking products). CFP primarily uses independent distributors to market and sell its products. Approximately 54% of CFP’s 2012 sales were to customers outside the U.S.

Diaphragm & Dosing Pump Technology.    DDPT consists of the Company’s Knight, Pulsafeeder, Trebor and Warren Rupp businesses. DDPT is a leading provider of ultra-pure chemical pumps, liquid heating systems, air-operated and natural gas-operated double diaphragm pumps, high-pressure pumps, alloy and non-metallic gear pumps, centrifugal pumps, special purpose rotary pumps, peristaltic pumps, transfer pumps, as well as dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Pulsafeeder products (which also include OBL products) are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition, as well as peristaltic pumps. Its markets include water and wastewater treatment, oil and gas, power generation, pulp and paper, chemical and hydrocarbon processing, and swimming pools. Trebor is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Trebor products are used in manufacturing of semiconductors, disk drives and flat panel displays. Warren Rupp products (which also include Pumper Parts and Versa-Matic products) are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. Warren Rupp products primarily serve the chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance markets. DDPT maintains operations in Salt Lake City, Utah (Trebor products); Mansfield, Ohio (Warren Rupp products); Rochester, New York, Punta Gorda, Florida and Milan, Italy (Pulsafeeder products); Lake Forest, California, Mississauga, Ontario, Canada, Eastbourne, East Sussex, England, and Unanderra, Australia (Knight products); and a maquiladora in Ciudad Juarez, Chihuahua, Mexico (Knight products). Approximately 47% of DDPT’s 2012 sales were to customers outside the U.S.

Water Services & Technology.    WST consists of the Company’s ADS, IETG and iPEK businesses. WST is a leading provider of metering technology and flow monitoring products and underground surveillance services for wastewater markets. ADS’s products and services provide comprehensive integrated solutions that enable industry, municipalities and government agencies to analyze and measure the capacity, quality and integrity of wastewater collection systems, including the maintenance and construction of such systems. IETG’s products and services enable water companies to effectively manage their water distribution and sewerage networks, while its surveillance service specializes in underground asset detection and mapping for utilities and other private companies. iPEK supplies remote controlled systems used for infrastructure inspection. WST maintains operations in Huntsville, Alabama and various other locations in the United States and Australia (ADS products and services); Leeds, England (IETG products and services); and Hirschegg, Austria, and Sulzberg, Germany (iPEK products). Approximately 40% of WST’s 2012 sales were to customers outside the U.S.

HEALTH & SCIENCE TECHNOLOGIES SEGMENT

The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The segment accounted for 35% of IDEX’s sales and (35)% of operating income in 2012, with approximately 54% of its sales to customers outside the U.S.

IDEX Health & Science.    IH&S consists of Eastern Plastics, Rheodyne, Ismatec, Sapphire Engineering, Upchurch Scientific and ERC, which was acquired in April 2012. IH&S has facilities in Rohnert Park, California (Rheodyne products); Bristol, Connecticut (Eastern Plastics products); Wertheim-Mondfeld, Germany (Ismatec products); Middleboro, Massachusetts (Sapphire Engineering products); Oak Harbor, Washington (Ismatec and Upchurch Scientific products); and Kawaguchi, Japan (ERC products). Eastern Plastics products, which consist of high- precision integrated fluidics and associated engineered plastics solutions, are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. Rheodyne products consist of injectors, valves, fittings and accessories for the analytical instrumentation market. Rheodyne products are used by manufacturers of high pressure liquid chromatography equipment servicing the pharmaceutical, biotech, life science, food & beverage, and chemical markets. Ismatec products include peristaltic metering pumps, analytical process controllers, and sample preparation systems. Sapphire Engineering and Upchurch Scientific products consist of fluidic components and systems for the analytical, biotech and diagnostic instrumentation markets, such as fittings, precision-dispensing pumps and valves, tubing and integrated tubing assemblies, filter sensors and other micro-fluidic and nano-fluidic components, as well as advanced column hardware and accessories for the high performance liquid chromatography (“HPLC”) market. Sapphire Engineering and Upchurch Scientific products primarily serve the pharmaceutical, drug discovery, chemical, biochemical processing, genomics/proteomics research, environmental labs, food/agriculture, medical lab, personal care, and plastics/polymer/rubber production markets. ERC manufactures gas liquid separations and detection solutions for the life science, analytical instrumentation and clinical chemistry markets. ERC’s products consist of in-line membrane vacuum degassing solutions, refractive index detectors and ozone generation systems. Approximately 52% of IH&S’s 2012 sales were to customers outside the U.S.

IDEX Optics and Photonics.    IOP consists of CVI Melles Griot (“CVI MG”), Semrock and AT Films (the Precision Photonics portion of the AT Films business was acquired in April 2012). CVI MG is a global leader in the design and manufacture of precision photonic solutions used in the life sciences, research, semiconductor, security and defense markets. CVI MG’s innovative products are focused on the generation, control and productive use of light for a variety of key science and industrial applications. Products consist of specialty lasers and light sources, electro-optical components, specialty shutters, opto-mechanical assemblies and components. In addition, CVI MG produces critical components for life science research, electronics manufacturing, military and other industrial applications including lenses, mirrors, filters and polarizers. These components are utilized in a number of important applications such as spectroscopy, cytometry (cell counting), guidance systems for target designation, remote sensing, menology and optical lithography. CVI MG is headquartered in Albuquerque, New Mexico, with additional manufacturing sites located in Carlsbad, California; Rochester, New York; Isle of Man, British Isles; Leicester, England; Kyongki-Do, Korea; Tokyo, Japan; Didam, The Netherlands; and Singapore. Semrock is a provider of optical filters for biotech and analytical instrumentation in the life sciences markets. Semrock’s optical filters are produced using state-of-the-art manufacturing processes which enable it to offer its customers significant improvements in instrument performance and reliability. Semrock is located in Rochester, New York. AT Films specializes in optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing. AT Films’ core competence is the design and manufacture of filters, splitters, reflectors and mirrors with the precise physical properties required to support their customers’ most challenging and cutting-edge optical applications. The Precision Photonics portion of its business specializes in optical components and coatings for applications in the fields of scientific research, aerospace, telecommunications and electronics manufacturing. AT Films is headquartered in Boulder, Colorado. Approximately 57% of IOP’s 2012 sales were to customers outside the U.S.

Containment.    Containment consists of Precision Polymer Engineering (“PPE”). PPE, which is located in Blackburn, England, is a provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries and applications, including hazardous duty, analytical instrumentation, semiconductor/solar, process technologies, pharmaceutical, electronics, and food applications. Approximately 79% of PPE’s 2012 sales were to customers outside the U.S.

Gast.    Gast consists of the Company’s Gast and Jun-Air businesses. The Gast business is a leading manufacturer of air-moving products, including air motors, low-range and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure. Gast products primarily serve the medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts, and industrial manufacturing markets. The Jun-Air business is a provider of low-decibel, ultra-quiet vacuum compressors suitable for medical, dental and laboratory applications. Based in Benton Harbor, Michigan, Gast also has a logistics and commercial center in Redditch, England. Approximately 27% of Gast’s 2012 sales were to customers outside the U.S.

Micropump.    Micropump, headquartered in Vancouver, Washington, is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump products are used in low-flow abrasive and corrosive applications. Micropump products primarily serve the printing machinery, medical equipment, paints and inks, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp and paper, water treatment, textiles, peristaltic metering pumps, analytical process controllers and sample preparation systems markets. Approximately 77% of Micropump’s 2012 sales were to customers outside the U.S.

Materials Process Technologies.    MPT consists of Quadro, Fitzpatrick, Microfluidics and Matcon Group Limited (“Matcon”), which was acquired in July 2012. Quadro is a leading provider of particle control solutions for the pharmaceutical and bio-pharmaceutical markets. Based in Waterloo, Ontario, Canada, Quadro’s core capabilities include fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing within the pharmaceutical and bio-pharmaceutical markets. Fitzpatrick is a global leader in the design and manufacture of process technologies for the pharmaceutical, food and personal care markets. Fitzpatrick designs and manufactures customized size reduction, roll compaction and drying systems to support their customers’ product development and manufacturing processes. Fitzpatrick is headquartered in Elmhurst, Illinois. Microfluidics is a global leader in the design and manufacture of laboratory and commercial equipment used in the production of micro and nano scale materials for the pharmaceutical and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer® family of high shear fluid processors for uniform particle size reduction, robust cell disruption and nanoparticle creation. Microfluidics has offices in Newton, Massachusetts. Matcon is a global leader in material processing solutions for high value powders used in the manufacture of pharmaceuticals, food, plastics, and fine chemicals.

Matcon’s innovative products consist of the original cone valve powder discharge system and filling, mixing and packaging systems, all of which support its customers’ automation and process requirements. Matcon’s products are critical to its customers’ need to maintain clean, reliable and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing. Matcon is located in Evesham, Worcestershire, England. Approximately 61% of MPT’s 2012 sales were to customers outside the U.S.

FIRE & SAFETY/DIVERSIFIED PRODUCTS SEGMENT

The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The segment accounted for 22% of IDEX’s sales and 53% of IDEX’s operating income in 2012, with approximately 56% of its sales to customers outside the U.S.

Fire Suppression.    Fire Suppression consists of the Company’s Class 1, Hale and Godiva businesses, which produce truck-mounted and portable fire pumps, stainless steel valves, foam and compressed air foam systems, pump modules and pump kits, electronic controls and information systems, conventional and networked electrical systems, and mechanical components for the fire, rescue and specialty vehicle markets. Fire Suppression’s customers are primarily OEMs. Fire Suppression is headquartered in Ocala, Florida (Class 1 and Hale products), with additional facilities located in Warwick, England (Godiva products). Approximately 41% of Fire Suppression’s 2012 sales were to customers outside the U.S.

Rescue.    Rescue consists of the Company’s Dinglee, Hurst Jaws of Life, Lukas and Vetter businesses, which produce hydraulic, battery, gas and electric-operated rescue equipment, hydraulic re-railing equipment, hydraulic tools for industrial applications, recycling cutters, pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection and disaster control, and shoring equipment for vehicular or structural collapse. Rescue Tool’s customers are primarily public and private fire and rescue organizations. Rescue has facilities in Shelby, North Carolina (Hurst Jaws of Life products); Tianjin, China (Dinglee products); Erlangen, Germany (Lukas products); and Zulpich, Germany (Vetter products). Approximately 75% of Rescue’s 2012 sales were to customers outside the U.S.

Band-It.    Band-It is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The BAND-IT® brand is highly recognized worldwide. Band-It products are used for securing exhaust system heat and sound shields, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling, and in numerous other industrial and commercial applications. Band-It products primarily serve the automotive, transportation equipment, oil and gas, general industrial maintenance, electronics, electrical, communications, aerospace, utility, municipal and subsea marine markets. Band-It is based in Denver, Colorado, with additional operations in Staveley, Derbyshire, England, and a IDEX shared manufacturing facility in China. Approximately 39% of Band-It’s 2012 sales were to customers outside the U.S.

Dispensing Equipment.    Dispensing Equipment produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. Dispensing Equipment is a global supplier of precision-designed tinting, mixing, dispensing and measuring equipment for auto refinishing and architectural paints. Dispensing Equipment products are used in retail and commercial stores, hardware stores, home centers, department stores, automotive body shops as well as point-of-purchase dispensers. Dispensing Equipment is headquartered in Wheeling, Illinois with additional facilities in Sassenheim, The Netherlands; Unanderra, Australia; and Milan, Italy, as well as IDEX shared manufacturing facilities in India and China. Approximately 59% of Dispensing Equipment’s 2012 sales were to customers outside the U.S.

INFORMATION APPLICABLE TO THE COMPANY’S BUSINESS IN GENERAL AND ITS SEGMENTS

Competitors

The Company’s businesses participate in highly competitive markets. IDEX believes that the principal points of competition are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, quality of post-sale support, timeliness of delivery, and effectiveness of our distribution channels.

Principal competitors of the Fluid & Metering Technologies Segment are the Pump Solutions Group (Maag, Blackmer and Wilden products) of Dover Corporation (with respect to pumps and small horsepower compressors used in liquified petroleum gas distribution facilities, rotary gear pumps, and air-operated double-diaphragm pumps); Milton Roy (with respect to metering pumps and controls); and Tuthill Corporation (with respect to rotary gear pumps).

Principal competitors of the Health & Science Technologies Segment are the Thomas division of Gardner Denver, Inc. (with respect to vacuum pumps and compressors); Thermo Scientific Dionex products (with respect to analytical instrumentation); Parker Hannifin (with respect to sealing devices); Valco Instruments Co., Inc. (with respect to fluid injectors and valves); and Gooch & Housego PLC (with respect to electro-optic and precision photonics solutions used in the life sciences market).

The principal competitors of the Fire & Safety/Diversified Products Segment are Waterous Company, a unit of American Cast Iron Pipe Company (with respect to truck-mounted firefighting pumps), Holmatro, Inc. (with respect to rescue), CPS Color Group Oy, which is owned by Nordic Capital (with respect to dispensing and mixing equipment for the paint industry) and Panduit Corporation (with respect to stainless steel bands, buckles and tools).

Employees

At December 31, 2012, the Company had 6,717 employees. Approximately 8% of employees were represented by labor unions, with various contracts expiring through June 2015. Management believes that the Company’s relationship with its employees is good. The Company historically has been able to renegotiate its collective bargaining agreements satisfactorily, with its last work stoppage in March 1993.

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

Shared Services

The Company has production facilities in Suzhou, China and Vadodara, India that support multiple business units. IDEX also has personnel in China, India and Singapore that provide sales and marketing, product design and engineering, and sourcing support to its business units, as well as personnel in various locations in Europe, South America, the Middle East and Japan to support sales and marketing efforts of IDEX businesses in those regions.

Segment Information

For segment financial information for the years 2012, 2011, and 2010, see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Executive Officers of the Registrant

Set forth below are the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past 5 years.

Name	Age	Years of Service	Position
Andrew K. Silvernail	42	4	Chairman of the Board, President and Chief Executive Officer
Heath A. Mitts	42	7	Vice President and Chief Financial Officer
Frank J. Notaro	49	15	Vice President-General Counsel and Secretary
Daniel J. Salliotte	46	8	Vice President-Mergers, Acquisitions and Treasury
Michael J. Yates	47	7	Vice President and Chief Accounting Officer

Mr. Silvernail has served as Chief Executive Officer since August 2011 and as Chairman of the Board since January 2012. Prior to that, Mr. Silvernail was Vice President-Group Executive Health & Science Technologies, Global Dispensing and Fire & Safety/Diversified Products since January 2011. From February 2010 to December 2010, Mr. Silvernail was Vice President-Group Executive Health & Sciences Technologies and Global Dispensing. Mr. Silvernail joined IDEX in January 2009 as Vice President-Group Executive Health & Science Technologies. Prior to joining IDEX, Mr. Silvernail served as Group President at Rexnord Industries from April 2005 to August 2008.

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

For an enterprise as diverse and complex as the Company, a wide range of factors present risks to the Company and could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of our operations and the financial results of our operations elsewhere in this report, the most significant of these factors are as follows:

Changes in U.S. or International Economic Conditions Could Adversely Affect the Revenues and Profitability of Any of Our Businesses.

In 2012, 49% of the Company’s revenue was derived from domestic operations while 51% was derived from international operations. The Company’s largest end markets include life sciences and medical technologies, fire and rescue, petroleum LPG, paint and coatings, chemical processing, water and wastewater treatment and optical filters and components. A slowdown in the U.S. or global economy and in particular any of these specific end markets could reduce the Company’s revenues and profitability.

Conditions in Foreign Countries in Which We Operate Could Adversely Affect Our Business.

In 2012, approximately 51% of our total sales were to customers outside the U.S. We expect our international operations and export sales to continue to be significant for the foreseeable future. Our sales from international operations and our sales from export are both subject in varying degrees to risks inherent in doing business outside the United States. These risks include the following:

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

Any of these events could have an adverse impact on our business and operations.

Our Inability to Continue to Develop New Products Could Limit Our Revenue Growth.

The Company’s revenue grew 3% organically in 2012 and 9% in 2011. Approximately 14% of our revenue was derived from new products developed over the past three years. Our ability to continue to grow organically is tied in large part to our ability to continue to develop new products.

Our Growth Strategy Includes Acquisitions and We May Not be Able to Make Acquisitions of Suitable Candidates or Integrate Acquisitions Successfully.

Our historical growth has included, and our future growth is likely to continue to include acquisitions. We intend to continue to seek acquisition opportunities both to expand into new markets and to enhance our position in existing markets throughout the world. We may not be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain financing needed to consummate those acquisitions, complete proposed acquisitions or successfully integrate acquired businesses into our existing operations. In addition, any acquisition, once successfully integrated, may not perform as planned, be accretive to earnings, or prove beneficial to us.

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

The Markets We Serve are Highly Competitive and this Competition Could Reduce our Sales and Operating Margins.

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

We are Dependent on the Availability of Raw Materials, Parts and Components Used in Our Products.

While we manufacture certain parts and components used in our products, we require substantial amounts of raw materials and purchase some parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, these raw materials or parts and components could materially affect our business, financial condition, results of operations and cash flow.

Significant Movements in Foreign Currency Exchange Rates May Harm Our Financial Results.

We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Canadian Dollar, British Pound and Chinese Renminbi. Any significant change in the value of the currencies of the countries in which we do business against the U.S. Dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our results of operations. For additional detail related to this risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.”

An Unfavorable Outcome of Any of Our Pending Contingencies or Litigation Could Adversely Affect Us.

We currently are involved in legal and regulatory proceedings. Where it is reasonably possible to do so, we accrue estimates of the probable costs for the resolution of these matters. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. For additional detail related to this risk, see Item 3. “Legal Proceedings.”

Our Intangible Assets, Including Goodwill, are a Significant Portion of Our Total Assets and a Write-off of Our Intangible Assets Would Adversely Impact Our Operating Results and Significantly Reduce Our Net Worth.

Our total assets reflect substantial intangible assets, primarily goodwill and identifiable intangible assets. At December 31, 2012, goodwill and intangible assets totaled $1,321.7 million and $341.4 million, respectively. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. Annually, or when certain events occur that require a more current valuation, we assess whether there has been an impairment in the value of our goodwill and identifiable intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below forecast levels, we could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of our goodwill or identifiable intangible assets would adversely impact our results of operations and net worth. In accordance with Accounting Standards Codification (“ASC”) No. 350, the Company concluded that a significant non-cash impairment charge of $198.5 million was required in the fourth quarter of 2012 to reduce the carrying value of goodwill and intangible assets within the IOP platform and goodwill and long-lived assets within the WST platform. See Note 4 in Part II, Item 8, Financial Statements and Supplementary Data for further discussion on goodwill and intangible assets.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s principal plants and offices have an aggregate floor space area of approximately 4.3 million square feet, of which 2.8 million square feet (65%) is located in the U.S. and approximately 1.5 million square feet (35%) is located outside the U.S., primarily in Germany (8%), the U.K. (7%), China (4%) and The Netherlands (2%). Management considers these facilities suitable and adequate for their operations. Management believes the Company can meet the expected demand increase over the near term with its existing facilities, especially given its operational improvement initiatives that usually increase capacity. The Company’s executive office occupies 36,588 square feet of leased space in Lake Forest, Illinois.

Approximately 2.8 million square feet (65%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.8 million square feet (42%) of the principal plant and office floor area is held by business units in the Fluid & Metering Technologies Segment; 1.3 million square feet (31%) is held by business units in the Health & Science Technologies Segment; and 1.0 million square feet (23%) is held by business units in the Fire & Safety/Diversified Products Segment.

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

The principal market for the Company’s common stock is the New York Stock Exchange, but the common stock is also listed on the Chicago Stock Exchange. As of February 15, 2013, the common stock was held by approximately 6,700 recordholders and there were 82,523,658 shares outstanding.

The high and low sales prices of the common stock per share and the dividends paid per share during the last two years is as follows:

	2012			2011
	High	Low	Dividends Per Share	High	Low	Dividends Per Share
First Quarter	$43.15	$36.73	$0.17	$43.78	$38.02	$0.15
Second Quarter	44.14	36.91	0.20	47.50	41.90	0.17
Third Quarter	43.96	34.06	0.20	47.28	30.09	0.17
Fourth Quarter	46.69	39.74	0.20	38.36	29.29	0.17

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

The following table provides information about the Company’s purchases of common stock during the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2012 to October 31, 2012	—	—	—	$249,826,828
November 1, 2012 to November 30, 2012	146,338	$43.18	146,338	$243,503,531
December 1, 2012 to December 31, 2012	176,997	$45.52	176,997	$235,438,073

Total	323,335	$44.38	323,335	$235,438,073

(1)	On October 22, 2012, the Company announced that its Board of Directors had increased the authorized level for repurchases of its common stock by approximately $200.0 million.

Performance Graph. The following table compares total shareholder returns over the last five years to the Standard & Poor’s (the “S&P”) 500 Index, the S&P Midcap Industrials Sector Index and the Russell 2000 Index assuming the value of the investment in our common stock and each index was $100 on December 31, 2007. Total return values for our common stock, the S&P 500 Index, S&P Midcap Industrials Sector Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	12/07	12/08	12/09	12/10	12/11	12/12
IDEX Corporation	$100.00	$66.84	$86.22	$108.28	$102.60	$128.78
S&P 500 Index	$100.00	61.51	75.94	85.65	85.65	97.13
S&P Midcap Industrials Sector Index	$100.00	64.87	86.82	112.54	110.49	132.76
Russell 2000 Index	$100.00	65.20	81.64	102.30	96.72	117.06

Item 6.    Selected Financial Data.(1)

(dollars in thousands, except per share data)	2012(2)	2011	2010	2009	2008(2)
RESULTS OF OPERATIONS
Net sales	$1,954,258	$1,838,451	$1,513,073	$1,329,661	$1,489,471
Gross profit	803,700	738,673	618,483	522,386	597,433
Selling, general and administrative expenses	444,490	421,703	358,272	325,453	343,392
Asset impairments	198,519	—	—	—	30,090
Restructuring expenses	32,473	12,314	11,095	12,079	17,995
Operating income	128,218	304,656	249,116	184,854	205,956
Other income (expense) — net	236	(1,443)	(1,092)	1,151	5,123
Interest expense	42,250	29,332	16,150	17,178	18,852
Provision for income taxes	48,574	80,024	74,774	55,436	65,201
Net income	37,630	193,857	157,100	113,391	127,026
FINANCIAL POSITION
Current assets	$881,865	$789,161	$692,758	$451,712	$480,688
Current liabilities	291,427	258,278	353,668	189,682	219,869
Working capital	590,438	530,883	339,090	262,030	260,819
Current ratio	3.0	3.1	2.0	2.4	2.2
Capital expenditures	35,520	34,548	32,769	25,525	28,358
Depreciation and amortization	78,312	72,386	58,108	56,346	48,599
Total assets	2,785,390	2,836,107	2,381,695	2,098,157	2,151,800
Total borrowings	786,576	808,810	527,895	400,100	554,000
Shareholders’ equity	1,464,998	1,513,135	1,375,660	1,268,104	1,144,783
PERFORMANCE MEASURES
Percent of net sales:
Gross profit	41.1%	40.2%	40.9%	39.3%	40.1%
SG&A expenses	22.7	22.9	23.7	24.5	23.1
Operating income	6.6	16.6	16.5	13.9	13.8
Income before income taxes	4.4	14.9	15.3	12.7	12.9
Net income	1.9	10.5	10.4	8.5	8.5
Effective tax rate	56.3	29.2	32.2	32.8	33.9
Return on average assets	1.3	7.4	7.0	5.3	6.2
Borrowings as a percent of capitalization	34.9	34.8	27.7	24.0	32.6
Return on average shareholders’ equity	2.5	13.4	11.9	9.4	11.1
PER SHARE DATA(3)
Basic
— net income	$0.45	$2.34	$1.93	$1.41	$1.55
Diluted
— net income	0.45	2.32	1.90	1.40	1.53
Cash dividends declared	.80	.68	.60	.48	.48
Shareholders’ equity	17.71	18.18	16.76	15.66	14.26
Stock price
— high	46.69	47.50	40.29	32.85	40.75
— low	34.06	29.29	27.54	16.67	17.70
— close	46.53	37.11	39.12	31.15	24.15
Price/earnings ratio at year end	103	16	21	22	16
Other Data
Employees at year end	6,717	6,814	5,966	5,300	5,813
Shareholders at year end	6,700	7,000	7,000	7,000	7,000
Shares outstanding (in 000s):
Weighted average
— basic	82,689	82,145	80,466	79,716	81,123
— diluted	83,641	83,543	81,983	80,727	82,320
At year end	82,727	83,234	82,070	80,970	80,302

(1)	For additional detail, see Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)	Fiscal year 2012 includes an impairment charge for goodwill and intangible assets within the IOP platform and an impairment charge for goodwill and long-lived assets within the WST platform. Fiscal year 2008 includes a goodwill impairment charge within our Dispensing Equipment reporting unit.

(3)	Calculated by applying the two-class method of allocating earnings to common stock and participating securities as required by ASC 260, Earnings Per Share.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Under the Private Securities Litigation Reform Act

This management’s discussion and analysis, including, but not limited to, the section entitled “2012 Overview and Outlook”, and other portions of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “management believes,” “the Company believes,” “we believe,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from the results described in those statements. These risks and uncertainties include, but are not limited to, economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries — all of which could have a material impact on our order rates and results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; capacity utilization and its effect on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included in this report are only made as of the date of this report, and we undertake no obligation to update them to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

2012 Overview and Outlook

IDEX is an applied solutions company specializing in fluid and metering technologies, health and science technologies, and fire, safety and other diversified products built to customer specifications. IDEX’s products are sold in niche markets to a wide range of industries throughout the world. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where we do business and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in the industries that use our products and overall industrial activity are important factors that influence the demand for our products.

The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within these three reportable segments, the Company maintains six strategic platforms, where we will primarily invest organically and through acquisitions, and eight groups, where we will primarily focus on organic growth to drive these businesses. The Fluid & Metering Technologies segment is comprised of the Energy, DDPT, and CFP platforms as well as the WST and Agricultural groups. The Health & Science Technologies segment is comprised of the IOP, Scientific Fluidics and MPT platforms as well as the Containment and Industrial groups. The Fire & Safety/Diversified Products segment is comprised of the Dispensing, Rescue, Band-It, and Fire Suppression groups.

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

Some of our 2012 financial results are as follows:

•	Sales of $1.95 billion rose 6%; organic sales — excluding acquisitions and foreign currency translation — were up 3%.

•	Asset impairment charge recorded for $198.5 million.

•	Operating income of $128.2 million decreased 58%.

•	Net income decreased 81% to $37.6 million.

•	Diluted EPS of $0.45 decreased $1.87 or 81% compared to 2011.

On a regional basis North America has remained strong, the Asian markets are improving and we see stabilization in Europe. For 2013, based on the Company’s current outlook, we are forecasting fully diluted EPS of $2.85 to $2.95.

Results of Operations

The following is a discussion and analysis of our results of operations for each of the three years in the period ended December 31, 2012. For purposes of this Item, reference is made to the Consolidated Statements of Operations in Part II, Item 8, “Financial Statements and Supplementary Data.” Segment operating income excludes unallocated corporate operating expenses. Certain prior year amounts have been revised to include the Dispensing Equipment segment as part of the Fire & Safety/Diversified Products segment and to reflect the movement of our Trebor business unit from the Health & Science Technologies segment to the Fluid & Metering Technologies segment.

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

Performance in 2012 Compared with 2011

(in thousands)	2012	2011
Net sales	$1,954,258	$1,838,451
Operating income	128,218	304,656
Operating margin	6.6%	16.6%
Identifiable assets	$2,785,390	$2,836,107
Depreciation and amortization	78,312	72,386
Depreciation and amortization as a percentage of net sales	4.0%	3.9%
Capital expenditures	$35,520	$34,548
Capital expenditures as a percentage of net sales	1.8%	1.9%

Sales in 2012 were $1,954.3 million, a 6% increase from the comparable period last year. This increase reflects a 3% increase in organic sales, 5% from acquisitions (AT Films — January 2011, Microfluidics — March 2011, CVI MG — June 2011, ERC — April 2012 and Matcon — July 2012) and 2% unfavorable foreign currency translation. Organic sales to customers outside the U.S. represented approximately 50% of total sales in the period compared with 52% in 2011.

In 2012, Fluid & Metering Technologies contributed 43% of sales and 82% of operating income; Health & Science Technologies accounted for 35% of sales and (35)% of operating income; and Fire & Safety/Diversified Products represented 22% of sales and 53% of operating income.

Gross profit of $803.7 million in 2012 increased $65.0 million, or 9%, from 2011. Gross margins were 41.1% in 2012 and 40.2% in 2011.

SG&A expenses increased to $444.5 million in 2012 from $421.7 million in 2011. The $22.8 million increase reflects approximately $26.8 million of incremental costs from new acquisitions, $2.7 million for a benefit from forfeited CEO equity compensation recorded in 2011 and a $2.8 million gain from the sale of a facility in Italy recorded in 2011, partially offset by $9.5 million of cost savings initiatives. As a percentage of sales, SG&A expenses were 22.7% for 2012 and 22.9% for 2011.

During 2012, the Company recorded pre-tax restructuring expenses totaling $32.5 million, compared with $12.3 million for the same period in 2011. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas, the termination of a defined benefit pension plan and facility rationalization resulting from the Company’s cost savings initiatives. These initiatives included exit costs related to five facility closures and severance benefits for 491 employees in 2012 and severance benefits for 292 employees in 2011.

The Company concluded that a non-cash impairment charge was required to reduce the carrying value of goodwill and intangible assets within the IOP reporting unit and goodwill and long-lived assets within the WST reporting unit. The goodwill within IOP primarily originated from the 2011 acquisition of CVI Melles Griot and the goodwill in WST primarily originated from the 2008 acquisitions of IETG and ADS. As a result of our annual test, an impairment charge was required within IOP due to continued softness in the Optics & Photonics end markets. In addition, we were required to perform an interim impairment test within WST at December 31, 2012 due to the reorganization of certain FMT businesses in the fourth quarter. This reorganization, combined with continued softness in municipal end markets, contributed to the impairment charge. As a result of the above testing, the Company recorded a pre-tax charge of $198.5 million in the fourth quarter of 2012. This non-cash asset impairment charge will not affect our liquidity, operations or ongoing financial performance.

No additional impairments were identified at any of the other reporting units.

Operating income of $128.2 million in 2012 was down from the $304.7 million recorded in 2011, primarily reflecting $198.5 million of asset impairment charges and an increase of $20.2 million in restructuring-related charges, partially offset by an increase in volume and improved productivity. Operating margin of 6.6% in 2012 was down from 16.6% in 2011 primarily due to the impact of asset impairment charges and restructuring-related charges, as well as the dilutive impact from acquisitions, partially offset by volume leverage and productivity.

Interest expense increased to $42.3 million in 2012 from $29.3 million in 2011. The increase was principally due to higher debt levels resulting from the CVI MG acquisition and higher interest rates associated with converting our Revolving Facility debt in 2011 to fixed rate 4.2% Senior Notes.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $48.6 million in 2012 compared to $80.0 in 2011. The effective tax rate increased to 56.3% in 2012 compared to 29.2% in 2011, mainly due to the nonrecurring asset impairment charge recorded in the fourth quarter of 2012. The impairment charge increased our effective tax rate by 26.9%. Our effective tax rate was also impacted by the mix of global pre-tax income among jurisdictions, a reversal of disallowed executive compensation expense in the prior year and the impact of recent acquisitions.

In January 2013, legislation was enacted to extend the federal research and development credit and other favorable tax benefits through December 31, 2013. As a result, we expect that our income tax provision for the first quarter of 2013 will include a discrete tax benefit for the research and development credit which was extended retroactively to January 1, 2012.

Net income for the year of $37.6 million decreased from the $193.9 million earned in 2011. Diluted earnings per share in 2012 of $0.45 decreased $1.87, or 81%, from $2.32 in 2011.

Fluid & Metering Technologies Segment

(in thousands)	2012	2011
Net sales	$833,288	$831,287
Operating income	146,650	164,818
Operating margin	17.6%	19.8%
Identifiable assets	$1,023,143	$1,072,023
Depreciation and amortization	29,637	32,368
Depreciation and amortization as a percentage of net sales	3.6%	3.9%
Capital expenditures	$13,535	$12,543
Capital expenditures as a percentage of net sales	1.6%	1.5%

Sales of $833.3 million increased $2.0 million in 2012 compared with 2011. This increase reflected 2% organic growth offset by 2% unfavorable foreign currency translation. The increase in organic sales was largely attributed to growth across our Energy platform and our Agricultural group. In 2012, organic sales increased approximately 7% domestically and decreased 3% internationally. Organic sales to customers outside the U.S. were approximately 47% of total segment sales in 2012, compared with 48% in 2011.

Sales within our Energy platform increased compared to 2011, due to strong demand for systems used in midstream and downstream oil and gas applications both domestically and internationally. Additionally, large Energy project sales to emerging markets drove international sales growth, partially offset by weakness in the European downstream markets due to general economic conditions. Domestic sales growth within Energy was driven by the transportation end markets and strength in our distribution channel. Sales within our CFP platform increased compared to 2011 on strong general industrial and chemical demand in both our OEM and distributor channels in North America and Asia. In addition, CFP sales growth accelerated in emerging markets. Sales within our Agriculture group increased due to robust demand in North America. DDPT sales increased compared to 2011, due to a modest increase in project activity for the chemical and industrial businesses. Offsetting the sales increases above was a decrease in our WST group, which continues to face funding headwinds in the municipal water end market.

Operating income and operating margin of $146.7 million and 17.6%, respectively, were lower than the $164.8 million and 19.8% recorded in 2012, primarily due to $27.7 million of impairment charges and an increase of $3.4 million of restructuring charges, partially offset by productivity and cost reduction initiatives.

Health & Science Technologies Segment

(in thousands)	2012	2011
Net sales	$695,235	$607,900
Operating (loss) income	(62,835)	106,037
Operating margin	(9.0)%	17.4%
Identifiable assets	$1,102,868	$1,178,653
Depreciation and amortization	$39,981	$30,055
Depreciation and amortization as a percentage of net sales	5.8%	4.9%
Capital expenditures	$13,140	$12,938
Capital expenditures as a percentage of net sales	1.9%	2.1%

Sales of $695.2 million increased $87.3 million, or 14%, in 2012 compared with 2011. This increase reflected 16% growth from acquisitions (AT Films, Microfluidics, CVI MG, ERC and Matcon), offset by a 1% unfavorable foreign currency translation and a 1% decrease in organic sales. In 2012, organic sales increased 2% domestically and decreased 4% internationally. Organic sales to customers outside the U.S. were approximately 51% of total segment sales in both 2012 and 2011.

Sales within our MPT platform increased compared to 2011 due a full twelve months of sales from Microfluidics, acquired in March 2011, strength in Asian food and pharmaceutical markets, and large project orders received in the second half of 2011 which shipped during the first half of 2012. Sales within our Scientific Fluidics platform decreased compared to 2011 due to slowed instrumentation end markets driven by National Institutes of Health funding concerns, inventory reduction programs by our customers and inconsistent OEM demand in North America, partially offset by modest growth in the life sciences end market, particularly in Asia. Sales within our Containment group increased slightly compared to 2011 due to an increase in distributor sales and an upturn in the diesel and gas engine markets. Sales within our Optics and Photonics platform increased compared to 2011 primarily as a result of our CVI MG acquisition. However, 2012 sales within our Optics and Photonics platform were lower than anticipated due to weak demand in the defense, biotech and electronics end markets. Sales at our Industrial group decreased compared to 2011 due to lower sales to distributors and slower sales into automotive end markets.

An operating loss of $62.8 million in 2012 was down from the $106.0 million of income recorded in 2011, primarily due to $170.8 million of impairment charges and $14.7 million of current period restructuring charges, partially offset by the $15.8 million acquisition fair value inventory charge for CVI MG recorded in 2011 and productivity from prior period restructuring actions. A negative operating margin of 9.0% in 2012 was down from 17.4% in 2011, due to the dilutive impact from acquisitions, current period restructuring charges and impairment charges.

Fire & Safety/Diversified Products Segment

(in thousands)	2012	2011
Net sales	$437,053	$402,425
Operating income	96,120	85,901
Operating margin	22.0%	21.3%
Identifiable assets	$488,886	$442,400
Depreciation and amortization	$7,107	$8,516
Depreciation and amortization as a percentage of net sales	1.6%	2.1%
Capital expenditures	$6,654	$5,644
Capital expenditures as a percentage of net sales	1.5%	1.4%

Sales of $437.1 million increased $34.6 million, or 9%, in 2012 compared with 2011. This increase reflected 11% organic growth offset by 2% unfavorable foreign currency translation. In 2012, organic sales increased 29% domestically and 1% internationally. Organic sales to customers outside the U.S. were approximately 57% of total segment sales in 2012, compared with 63% in 2011.

Sales within our Dispensing group increased on strength in our core North American markets driven by a large replenishment project, which began shipping in the second quarter of 2012. The sales increase within our Band-It group was driven by general North American industrial market improvement and strength in the oil and gas applications market. Sales within our Fire Suppression group increased as a result of geographic expansions into Asian markets and through the penetration into product adjacencies. Sales within our Rescue group increased as a result of robust demand for our rescue tools within North American markets and traction in South and Central America initiatives.

Operating income of $96.1 million was higher than the $85.9 million recorded in 2011, primarily due to volume leverage and productivity, partially offset by an increase of $3.1 million in restructuring charges and a $2.8 million gain on the sale of a facility in 2011. Operating margin of 22.0% in 2012 was up from 21.3% in 2011, primarily due to improved productivity and cost reduction initiatives, partially offset by current period restructuring charges and the gain on the sale of a facility in 2011.

Performance in 2011 Compared with 2010

(in thousands)	2011	2010
Net sales	$1,838,451	$1,513,073
Operating income	304,656	249,116
Operating margin	16.6%	16.5%
Identifiable assets	$2,836,107	$2,381,695
Depreciation and amortization	72,386	58,108
Depreciation and amortization as a percentage of net sales	3.9%	3.8%
Capital expenditures	$34,548	$32,769
Capital expenditures as a percentage of net sales	1.9%	2.2%

Sales in 2011 of $1,838.5 million were 22% higher than the $1,513.1 million recorded in 2010. This increase reflected a 9% increase in organic sales, 11% from seven acquisitions (PPE — April 2010, OBL — July 2010, Periflo — September 2010, Fitzpatrick — November 2010, AT Films — January 2011, Microfluidics — March 2011 and CVI MG — June 2011) and 2% favorable foreign currency translation. Organic sales increased in Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products segments. Domestic organic sales were up 4% versus the prior year, while international organic sales increased 15%. Organic sales to customers outside the U.S. represented 52% of total sales in 2011 and 49% in 2010.

In 2011, Fluid & Metering Technologies contributed 45% of sales and 46% of operating income; Health & Science Technologies accounted for 33% of sales and 30% of operating income; and Fire & Safety/Diversified Products represented 22% of sales and 24% of operating income.

Gross profit of $738.7 million in 2011 was $120.2 million, or 19%, higher than 2010. As a percentage of sales, gross profit was 40.2% in 2011, a 70 basis-point decrease from 40.9% in 2010. The decrease in gross margin primarily reflected acquisition fair value inventory charges of $15.8 million related to our CVI MG acquisition, partially offset by higher volume and product mix.

SG&A expenses increased to $421.7 million in 2011 from $358.3 million in 2010. The $63.4 million increase reflected approximately $16.7 million in volume-related expenses, $46.4 million for incremental costs associated with acquisitions and $5.8 million of acquisition-related costs, partially offset by a $2.8 million gain from the sale of a facility in Italy and $2.7 million from the reversal of previously recorded share based compensation costs related to the CEO transition. As a percentage of sales, SG&A expenses were 22.9% for 2011 and 23.7% for 2010.

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

Operating income increased $55.5 million, or 22%, to $304.7 million in 2011 from $249.1 million in 2010. This increase primarily reflected an increase in volume, improved productivity and a gain from the sale of a facility in Italy, partially offset by acquisition fair value inventory charges and acquisition-related costs. Operating margins in 2011 were 16.6% of sales compared with 16.5% recorded in 2010.

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

Net income in 2011 of $193.9 million increased from the $157.1 million earned in 2010. Diluted earnings per share of $2.32 in 2011 increased $0.42, or 22%, compared with diluted earnings per share of $1.90 in 2010.

Fluid & Metering Technologies Segment

(in thousands)	2011	2010
Net sales	$831,287	$718,291
Operating income	164,818	131,018
Operating margin	19.8%	18.2%
Identifiable assets	$1,072,023	$1,065,953
Depreciation and amortization	32,368	31,893
Depreciation and amortization as a percentage of net sales	3.9%	4.4%
Capital expenditures	$12,543	$17,314
Capital expenditures as a percentage of net sales	1.5%	2.4%

Sales of $831.3 million in 2011 increased $113.0 million, or 16%, compared with 2010. This increase reflected a 13% increase in organic sales, 1% for acquisitions (OBL and Periflo) and 2% favorable foreign currency translation. The increase in organic sales was driven by strong global growth in our agriculture, chemical and energy end markets. In 2011, organic sales increased approximately 9% domestically and 19% internationally. Organic sales to customers outside the U.S. were approximately 48% of total segment sales in 2011 and 46% in 2010.

Operating income of $164.8 million and operating margins of 19.8% in 2011 were up from the $131.0 million and 18.2% recorded in 2010 principally due to higher sales, sourcing initiatives, strategic pricing and cost control.

Health & Science Technologies Segment

(in thousands)	2011	2010
Net sales	$607,900	$408,852
Operating income	106,037	83,258
Operating margin	17.4%	20.4%
Identifiable assets	$1,178,653	$693,532
Depreciation and amortization	$30,055	$17,253
Depreciation and amortization as a percentage of net sales	4.9%	4.2%
Capital expenditures	$12,938	$7,510
Capital expenditures as a percentage of net sales	2.1%	1.8%

Sales of $607.9 million increased $199.0 million, or 49%, in 2011 compared with 2010. This change reflected an 11% increase in organic growth, 37% for acquisitions (PPE, Fitzpatrick, AT Films, Microfluidics and CVI MG) and 1% favorable foreign currency translation. The increase in organic sales reflected market strength across all Health & Science Technologies product markets. In 2011, organic sales increased 2% domestically and 17% internationally. Organic sales to customers outside the U.S. were approximately 51% of total segment sales in 2011 and 47% in 2010.

Operating income of $106.0 million in 2011 was up from the $83.3 million recorded in 2010 due to volume leverage, improved mix with new products and increased content on OEM platforms, partially offset by the inventory fair value charge associated with the CVI MG acquisition. Operating margin in the Health & Science Technologies Segment of 17.4% in 2011 was down from 20.4% in 2010 primarily due to the inventory fair value charge associated with the CVI MG acquisition, partially offset by higher volume.

Fire & Safety/Diversified Products Segment

(in thousands)	2011	2010
Net sales	$402,425	$390,821
Operating income	85,901	82,334
Operating margin	21.3%	21.1%
Identifiable assets	$442,400	$484,107
Depreciation and amortization	$8,516	$8,638
Depreciation and amortization as a percentage of net sales	2.1%	2.2%
Capital expenditures	$5,644	$4,642
Capital expenditures as a percentage of net sales	1.4%	1.2%

Sales of $402.4 million increased $11.6 million, or 3%, in 2011 compared with 2010. This change reflected 3% favorable foreign currency translation, while organic sales were essentially flat. The change in organic sales reflected strength in rescue equipment, engineered band clamping systems and the Dispensing group within

Eastern Europe and Asia, partially offset by weakness in fire suppression and market softness in North America within our Dispensing business. In 2011, organic sales decreased 7% domestically and increased 5% internationally. Organic sales to customers outside the U.S. were 63% of total segment sales in 2011 and 59% in 2010.

Operating income and operating margins in the Fire & Safety/Diversified Products Segment of $85.9 million and 21.3%, respectively, were higher than the $82.3 million and 21.1% recorded in 2010, primarily due to volume leverage, favorable product mix and a gain from the sale of a facility in Italy, partially offset by restructuring related costs.

Liquidity and Capital Resources

At December 31, 2012, working capital was $590.4 million and the Company’s current ratio was 3.0 to 1. Cash flows from operating activities increased $108.9 million, or 50%, to $326.2 million in 2012, primarily due to higher operating income, excluding the non-cash asset impairment charge; improved working capital; and the settlement of an interest rate contract for $38.7 million in 2011. At December 31, 2012, the Company’s cash and cash equivalents totaled $318.9 million, of which $201.9 million was held outside of the United States. The Company has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries that might be payable if these earnings were repatriated since the Company considers these amounts to be permanently invested.

Cash flows from operations were more than adequate to fund capital expenditures of $35.5 million and $34.5 million in 2012 and 2011, respectively. Capital expenditures were generally for machinery and equipment that improved productivity and tooling to support global sourcing initiatives, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet expected needs for future growth in the intermediate term.

The Company acquired Precision Photonics Corporation (“PPC”) in April 2012 for cash consideration of $20.6 million, ERC in April 2012 for cash consideration of $13.3 million and the assumption of approximately $4.7 million of debt, and Matcon in July 2012 for cash consideration of $35.0 million, $2.4 million of working capital adjustments to be paid in the first quarter of 2013, and contingent consideration valued at $8.4 million as of the opening balance sheet date. The cash payments for ERC and Matcon were financed with borrowings under the Company’s credit facility, while the acquisition of PPC was funded with available cash on hand.

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

The Company maintains a revolving credit facility (the “Revolving Facility”), which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At December 31, 2012, $21.0 million was outstanding under the Revolving Facility, with $6.5 million of outstanding letters of credit. The net available borrowing capacity under the Revolving Facility at December 31, 2012, was approximately $672.5 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. This applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at December 31, 2012, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

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

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of approximately $295.7 million, after deducting a $1.6 million issuance discount, a $1.9 million underwriting commission and $0.8 million offering expenses, were used to repay $250.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15 and December 15. The Company may redeem all or a portion of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase the 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

On December 9, 2011, the Company completed a public offering of $350.0 million 4.2% senior notes due December 15, 2021 (“4.2% Senior Notes”). The net proceeds from the offering of approximately $346.2 million, after deducting a $0.9 million issuance discount, a $2.3 million underwriting commission and $0.6 million offering expenses, were used to repay $306.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.2% Senior Notes bear interest at a rate of 4.2% per annum, which is payable semi-annually in arrears on each June 15 and December 15. The Company may redeem all or part of the 4.2% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.2% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.2% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.2% Senior Notes also require the Company to make an offer to repurchase the 4.2% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

On April 15, 2010, the Company entered into a forward starting interest rate contract with a notional amount of $300.0 million and a settlement date in December 2010. This contract was entered into in anticipation of the issuance of the 4.5% Senior Notes and was designed to lock in the market interest rate as of April 15, 2010. In December 2010, the Company settled and paid this interest rate contract for $31.0 million. The $31.0 million is being amortized into interest expense over the 10 year term of the 4.5% Senior Notes, which results in an effective interest rate of 5.8%.

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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the 2.58% Senior Euro Notes. The key financial covenants require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At December 31, 2012, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 10.05 to 1 and the leverage ratio was 1.92 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes.

On October 22, 2012, the Company’s Board of Directors approved an increase in the authorized level for repurchases of common stock by $200.0 million. Repurchases under the program will be funded with future cash flow generation. During 2012, 2.2 million shares were purchased at a cost of $89.6 million.

The Company believes current cash and cash that will be generated from operations will be sufficient to meet its operating cash requirements, planned capital expenditures, interest on all borrowings, pension and postretirement funding requirements, authorized share repurchases and annual dividend payments to holders of the Company’s stock for the next twelve months. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of December 31, 2012, $21.0 million was outstanding under the Revolving Facility.

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

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2012, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional detail regarding these obligations is provided in the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Payments Due by Period	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Borrowings(1)	$1,037,259	$39,563	$171,348	$78,223	$748,125
Operating lease obligations	41,351	14,078	14,591	5,568	7,114
Capital lease obligations(2)	3,516	578	1,123	1,715	100
Purchase obligations(3)	75,435	70,959	4,284	192	—
Pension and post-retirement obligations	109,823	12,787	20,042	20,250	56,744
Income tax obligations(4)	6,506	2,218	3,290	669	329

Total contractual obligations(5)	$1,273,890	$140,183	$214,678	$106,617	$812,412

(1)	Includes interest payments based on contractual terms and current interest rates for variable debt.

(2)	Consists primarily of tangible personal property leases.

(3)	Consists primarily of inventory commitments.

(4)	Excludes interest and penalties.

(5)	Comprises liabilities recorded on the balance sheet of $884.3, and obligations not recorded on the balance sheet of $389.6.

Critical Accounting Policies

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Revenue recognition — The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. For product sales, delivery does not occur until the products have been shipped and risk of loss has been transferred to the customer. Revenue from services is recognized when the services are provided or ratably over the contract term. Some arrangements with customers may include multiple deliverables, including the combination of products and services. In such cases, the Company has identified these as separate elements in accordance with ASC 605-25 “Revenue Recognition-Multiple-Element Arrangements-Recognition” and recognizes revenue consistent with the policy for each separate element based on the relative selling price method. Revenues from some long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

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

Goodwill, long-lived and intangible assets — The Company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. An impairment of a long-lived asset exists when the asset’s carrying amount exceeds its fair value, and is recorded when the carrying amount is not recoverable through future operations. An indefinite lived intangible asset or goodwill impairment exists when the carrying amount of intangible assets and goodwill exceeds its fair value. Assessments of possible impairments of goodwill, long-lived or intangible assets are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and indefinite-lived intangible asset balances is performed annually. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair value of the related assets.

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

The key assumptions are updated every year for each reporting unit for the income and market methodology used to determine fair value. Various assumptions are utilized including forecasted operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, market data and market multiples. The assumptions that have the most significant effect on the fair value calculation are the weighted average cost of capital, the market multiples and terminal growth rates. The 2012 and 2011 ranges for these three assumptions utilized by the Company are as follows:

Assumptions:	2012 Range	2011 Range
Weighted average cost of capital	10.0% to 14%	12.5% to 14.5%
Market multiples	7.5x to 11.0x	6.5x to 13.0x
Terminal growth rates	3.0% to 3.5%	3.0% to 3.5%

In prior periods, the Company disclosed certain reporting units for which the estimated fair value did not significantly exceed carrying value. Assumptions used in estimating fair value included successful execution of business forecasts and favorable market conditions. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the reporting units, the Company considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on comparing the reporting unit to comparable publicly traded companies. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, other operating costs and discount rates. Weighting was equally attributed to both the market and income approaches (50% each) in arriving at the fair value of the reporting units. As a result of our annual impairment test for the IOP reporting unit and as a result of the reorganization of certain FMT reporting units, the

Company determined that the fair value of the IOP and WST reporting units was less than the carrying value of the net assets of the reporting units, and thus the Company performed step two of the goodwill impairment test.

In step two of the goodwill impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value, which resulted in a $149.8 million goodwill impairment charge at the IOP reporting unit and a $20.7 million impairment charge at the WST reporting unit.

The unamortized Banjo trade name and the CVI Melles Griot trade names were determined to be indefinite lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a result of our annual impairment test, the Company concluded that the fair value of the CVI Melles Griot trade names within the IOP reporting unit was less than the carrying value, resulting in a $21.0 million impairment charge. The Company also determined that the CVI Melles Griot trade names no longer had an indefinite life and reclassified the remaining $26.0 million to definite lived assets that will be amortized over a remaining useful life of 15 years.

A long-lived asset impairment exists when the carrying amount of the asset exceeds its fair value. Assessments of possible impairments of long-lived assets are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair value of the related assets. As a result of the reorganization of certain FMT reporting units, the Company concluded that certain long lived assets within the WST reporting unit had a fair value that was less than the carrying value of the assets, resulting in a $7.0 million impairment charge. No additional impairments were identified at any of the other reporting units.

Defined benefit retirement plans — The plan obligations and related assets of the defined benefit retirement plans are presented in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would use in pricing the assets. Plan obligations and the annual pension expense are determined by consulting with actuaries using a number of assumptions provided by the Company. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases, and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected.

Changes in the discount rate assumptions will impact the (gain) loss amortization and interest cost components of the projected benefit obligation (PBO), which in turn, may impact the Company’s funding decisions if the PBO exceeds plan assets. Each 100 basis point increase or decrease in the discount rate will cause a corresponding decrease or increase, respectively, in the PBO of an estimated $25.0 million based upon the December 31, 2012 data.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”)” (“ASU 2011-04”), which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted this guidance on January 1, 2012, and its adoption did not impact the consolidated financial position, results of operations or cash flows of the Company.

In June 2011, FASB issued ASU 2011-05 “Presentation of Comprehensive Income.” ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, FASB issued ASU 2011-12 “Comprehensive Income (Topic 220); Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 and the deferrals in ASU 2011-12 on January 1, 2012 and the adoption did not impact the consolidated financial position, results of operations or cash flows of the Company.

New Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset. Under ASU 2012-02, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset if the entity determines, based on qualitative assessment, that it is not more likely than not impaired. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. As of December 31, 2012, the Company did not elect to early adopt ASU 2012-02, however it is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt.

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

The Company’s interest rate exposure is primarily related to its $786.6 million of total debt outstanding at December 31, 2012. Approximately 4% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.2 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

Item 8.	Financial Statements and Supplementary Data.

IDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
	(In thousands except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$318,864	$230,259
Receivables — net	256,095	252,845
Inventories	234,950	254,258
Other current assets	71,956	51,799

Total current assets	881,865	789,161
Property, plant and equipment — net	219,161	213,717
Goodwill	1,321,727	1,431,366
Intangible assets — net	341,372	382,222
Other noncurrent assets	21,265	19,641

Total assets	$2,785,390	$2,836,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$117,341	$110,977
Accrued expenses	150,176	130,696
Short-term borrowings	7,335	2,444
Dividends payable	16,575	14,161

Total current liabilities	291,427	258,278
Long-term borrowings	779,241	806,366
Deferred income taxes	121,349	142,482
Other noncurrent liabilities	128,375	115,846

Total liabilities	1,320,392	1,322,972

Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: none	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value; Issued: 87,732,405 shares at December 31, 2012 and 85,968,630 shares at December 31, 2011	877	860
Additional paid-in capital	550,682	490,128
Retained earnings	1,113,541	1,142,412
Treasury stock at cost: 5,005,518 shares at December 31, 2012 and 2,734,747 shares at December 31, 2011	(156,699)	(64,796)
Accumulated other comprehensive loss	(43,403)	(55,469)

Total shareholders’ equity	1,464,998	1,513,135

Total liabilities and shareholders’ equity	$2,785,390	$2,836,107

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands except per share amounts)
Net sales	$1,954,258	$1,838,451	$1,513,073
Cost of sales	1,150,558	1,099,778	894,590

Gross profit	803,700	738,673	618,483
Selling, general and administrative expenses	444,490	421,703	358,272
Asset impairments	198,519	—	—
Restructuring expenses	32,473	12,314	11,095

Operating income	128,218	304,656	249,116
Other income (expense) — net	236	(1,443)	(1,092)
Interest expense	42,250	29,332	16,150

Income before income taxes	86,204	273,881	231,874
Provision for income taxes	48,574	80,024	74,774

Net income	$37,630	$193,857	$157,100

Earnings per common share:
Basic earnings per common share	$0.45	$2.34	$1.93

Diluted earnings per common share	$0.45	$2.32	$1.90

Share data:
Basic weighted average common shares outstanding	82,689	82,145	80,466
Diluted weighted average common shares outstanding	83,641	83,543	81,983

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$37,630	$193,857	$157,100
Other comprehensive income (loss)
Gains (losses) and reclassification adjustments for derivatives, net of tax	4,780	(20,254)	(14,210)
Pension and other postretirement adjustments, net of tax	(7,159)	(8,398)	(2,830)
Cumulative translation adjustment	14,445	(14,108)	(21,097)

Comprehensive income	$49,696	$151,097	$118,963

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Treasury Stock	Total Shareholders’ Equity
			Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Gain (Loss) on Derivatives
	(In thousands except share and per share amounts)
Balance, December 31, 2009	$402,405	$896,977	$59,399	$(27,258)	$(6,713)	$(56,706)	$1,268,104

Net income	—	157,100	—	—	—	—	157,100
Cumulative translation adjustment	—	—	(21,097)	—	—	—	(21,097)
Net change in retirement obligations (net of tax expense of $1.7 million)	—	—	—	(2,830)	—	—	(2,830)
Net change on derivatives designated as cash flow hedges (net of tax benefit of $11.9 million)	—	—	—	—	(14,210)	—	(14,210)
Issuance of 1,222,274 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans	22,354	—	—	—	—	—	22,354
Share-based compensation	17,358	—	—	—	—	—	17,358
Unvested shares surrendered for tax withholding	—	—	—	—	—	(2,082)	(2,082)
Cash dividends declared — $.60 per common share outstanding	—	(49,037)	—	—	—	—	(49,037)

Balance, December 31, 2010	$442,117	$1,005,040	$38,302	$(30,088)	$(20,923)	$(58,788)	$1,375,660

Net income	—	193,857	—	—	—	—	193,857
Cumulative translation adjustment	—	—	(14,108)	—	—	—	(14,108)
Net change in retirement obligations (net of tax benefit of $4.2 million)	—	—	—	(8,398)	—	—	(8,398)
Net change on derivatives designated as cash flow hedges (net of tax benefit of $12.5 million)	—	—	—	—	(20,254)	—	(20,254)
Issuance of 1,596,145 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans	37,621	—	—	—	—	—	37,621
Share-based compensation	11,250	—	—	—	—	—	11,250
Unvested shares surrendered for tax withholding	—	—	—	—	—	(6,008)	(6,008)
Cash dividends declared — $.68 per common share outstanding	—	(56,485)	—	—	—	—	(56,485)

Balance, December 31, 2011	$490,988	$1,142,412	$24,194	$(38,486)	$(41,177)	$(64,796)	$1,513,135

Net income	—	37,630	—	—	—	—	37,630
Cumulative translation adjustment	—	—	14,445	—	—	—	14,445
Net change in retirement obligations (net of tax benefit of $1.6 million)	—	—	—	(7,159)	—	—	(7,159)
Net change on derivatives designated as cash flow hedges (net of tax of $2.8 million)	—	—	—	—	4,780	—	4,780
Issuance of 1,826,977 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans	49,721	—	—	—	—	—	49,721
Repurchase of 2,182,946 shares of common stock	—	—	—	—	—	(89,563)	(89,563)
Share-based compensation	10,850	—	—	—	—	—	10,850
Unvested shares surrendered for tax withholding	—	—	—	—	—	(2,340)	(2,340)
Cash dividends declared — $.80 per common share outstanding	—	(66,501)	—	—	—	—	(66,501)

Balance, December 31, 2012	$551,559	$1,113,541	$38,639	$(45,645)	$(36,397)	$(156,699)	$1,464,998

See Notes to Consolidated Financial Statements.

IDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$37,630	$193,857	$157,100
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of fixed assets	—	(2,831)	12
Asset impairments	198,519	—	—
Depreciation and amortization	36,827	36,882	32,367
Amortization of intangible assets	41,485	35,504	25,741
Amortization of debt issuance expenses	1,685	1,263	547
Share-based compensation expense	13,102	12,076	17,358
Deferred income taxes	(37,229)	(3,576)	(7,336)
Excess tax benefit from share-based compensation	(4,474)	(5,298)	(3,457)
Non-cash interest expense associated with forward starting swaps	7,637	3,570	—
Forward starting interest rate contract settlement	—	(38,707)	(30,970)
Changes in (net of the effect from acquisitions):
Receivables	12,747	(16,488)	(22,162)
Inventories	23,799	(607)	(26,651)
Other current assets	(12,127)	877	(2,985)
Trade accounts payable	(1,376)	(8,645)	21,432
Accrued expenses	9,944	7,411	17,941
Other — net	(1,989)	1,953	5,540

Net cash flows provided by operating activities	326,180	217,241	184,477
Cash flows from investing activities
Purchases of property, plant and equipment	(35,807)	(35,175)	(31,740)
Acquisition of businesses, net of cash acquired	(68,930)	(443,634)	(91,286)
Proceeds from fixed asset disposals	—	12,651	720
Other — net	(529)	(3,379)	—

Net cash flows used in investing activities	(105,266)	(469,537)	(122,306)
Cash flows from financing activities
Borrowings under revolving facilities and credit facilities for acquisitions	35,000	365,000	53,866
Borrowings under revolving facilities	94,479	471,222	—
Borrowings under credit facilities	—	1,890	7,685
Proceeds from issuance of 4.2% Senior Notes	—	349,125	—
Proceeds from issuance of 2.58% Senior Euro Notes	—	—	96,762
Proceeds from issuance of 4.5% Senior Notes	—	—	298,427
Payments under revolving facilities, credit facilities and term loan	(158,825)	(906,115)	(331,632)
Debt issuance costs	—	(5,451)	(2,685)
Dividends paid	(64,087)	(54,613)	(46,334)
Proceeds from stock option exercises	45,771	33,064	18,057
Excess tax benefit from share-based compensation	4,474	5,298	3,457
Purchase of common stock	(89,563)	—	—
Unvested shares surrendered for tax withholding	(2,340)	(6,008)	(2,082)
Other	(1,394)	—	—

Net cash flows (used in) provided by financing activities	(136,485)	253,412	95,521
Effect of exchange rate changes on cash and cash equivalents	4,176	(5,993)	3,918

Net increase (decrease) in cash	88,605	(4,877)	161,610
Cash and cash equivalents at beginning of year	230,259	235,136	73,526

Cash and cash equivalents at end of period	$318,864	$230,259	$235,136

Supplemental cash flow information
Cash paid for:
Interest	$32,639	$27,749	$16,776
Income taxes	87,603	66,087	73,867
Significant non-cash activities:
Contingent consideration for acquisition	8,370	3,000	—
Debt acquired with acquisition of business	4,680	1,400	758

See Notes to Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Business

IDEX is an applied solutions company specializing in fluid and metering technologies, health and science technologies, and fire, safety and other diversified products built to its customers’ specifications. Its products are sold in niche markets to a wide range of industries throughout the world. The Company’s products include industrial pumps, compressors, flow meters, injectors and valves, and related controls for use in a wide variety of process applications; precision fluidics solutions, including pumps, valves, degassing equipment, corrective tubing, fittings, and complex manifolds, precision photonic solutions, optical filters and specialty medical equipment and devices used in life science applications; precision-engineered equipment for dispensing, metering and mixing paints; refinishing equipment; and engineered products for industrial and commercial markets, including fire and rescue, transportation equipment, oil and gas, electronics, and communications. These activities are grouped into three reportable segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products.

Principles of Consolidation

The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are revenue recognition, sales returns and allowances, allowance for doubtful accounts, inventory valuation, recoverability of long-lived assets, income taxes, product warranties, derivatives, contingencies and litigation, insurance-related items, impairment charges, share-based compensation, defined benefit retirement plans and purchase accounting related to acquisitions.

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

Advertising Costs

Advertising costs of $15.3 million, $13.4 million and $11.0 million for 2012, 2011 and 2010, respectively, are expensed as incurred.

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

Goodwill and Indefinite-Lived Intangible Assets

In accordance with ASC 350, the Company reviews the carrying value of goodwill and indefinite-lived intangible assets annually on October 31, or upon the occurrence of events or changes in circumstances that indicate that the carrying value of the goodwill or intangible assets may not be recoverable. The Company evaluates the recoverability of these assets based on the estimated fair value of each of the fifteen reporting units and the indefinite-lived intangible asset. See Note 4 for a further discussion on goodwill and intangible assets.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowing Expenses

Expenses, inclusive of commissions and professional fees, incurred in securing and issuing debt are capitalized and included in Other noncurrent assets. These assets are amortized over the life of the related borrowing and the related amortization is included in Interest expense in the Consolidated Statements of Operations.

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

ASC 260 concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share were computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $0.1 million, $1.2 million and $1.4 million in 2012, 2011 and 2010, respectively.

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	2012	2011	2010
	(In thousands)
Basic weighted average common shares outstanding	82,689	82,145	80,466
Dilutive effect of stock options, DCUs and unvested shares	952	1,398	1,517

Diluted weighted average common shares outstanding	83,641	83,543	81,983

Options to purchase approximately 1.2 million, 0.7 million and 0.2 million shares of common stock in 2012, 2011 and 2010, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.

Share-Based Compensation

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based compensation plans. That cost is recognized in the consolidated financial statements over the requisite service period of the grants. See Note 13 for further discussion on share-based compensation.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development Expenditures

Costs associated with research and development are expensed in the period incurred and are included in Cost of sales within the Consolidated Statements of Operations. Research and development expenses, which include costs associated with developing new products and major improvements to existing products, were $36.4 million, $36.0 million and $31.8 million in 2012, 2011 and 2010, respectively.

Foreign Currency Translation

The functional currency of substantially all operations outside the United States is the respective local currency. Accordingly, those foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from changes in exchange rates from year to year have been reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The effect of transaction gains and losses is reported within Other income (expense)-net in the Consolidated Statements of Operations.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted this guidance on January 1, 2012, and its adoption did not impact the consolidated financial position, results of operations or cash flows of the Company.

In June 2011, FASB issued ASU 2011-05 “Presentation of Comprehensive Income.” ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, FASB issued ASU 2011-12 “Comprehensive Income (Topic 220); Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 and the deferrals in ASU 2011-12 on January 1, 2012 and the adoption did not impact the consolidated financial position, results of operations or cash flows of the Company.

New Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset. Under ASU 2012-02, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset if the entity determines, based on qualitative assessment, that it is not more likely than not impaired. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. As of December 31, 2012, the Company did not elect to early adopt ASU 2012-02, however it is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

2.	Restructuring

During 2012, 2011 and 2010, the Company recorded restructuring costs as a part of the 2011 and 2009 restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The costs incurred related to these initiatives are included in Restructuring expenses in the Consolidated Statements of Operations while the related accruals are included in Accrued expenses in the Consolidated Balance Sheets. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consist of asset disposals or impairments, the termination of a defined benefit plan, legal costs and relocation charges.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 Initiatives

During 2012 and 2011, the Company recorded pre-tax restructuring expenses totaling $32.5 million and $12.3 million, respectively, related to our 2011 restructuring initiative for exit costs and employee severance related to employee reductions across various functional areas as well as facility rationalization. The 2011 restructuring initiatives included severance benefits for 491 employees in 2012 and 292 employees in 2011. The 2011 initiative was completed by the end of 2012 and no further restructuring is currently planned. Severance payments are expected to be fully paid in the next 12 months using cash from operations.

2009 Initiatives

During 2010, the Company recorded $11.1 million of pre-tax restructuring expenses related to our 2009 restructuring initiative for employee severance related to employee reductions across various functional areas as well as facility closures resulting from the Company’s cost savings initiatives. The 2009 restructuring initiative included severance benefits for over 700 employees. The 2009 initiatives were substantially complete by the end of 2010, with restructuring charges totaling $23.2 million for the program.

Pre-tax restructuring expenses by segment, for 2012, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$6,226	$36	$6,262
Health & Science Technologies	11,223	3,521	14,744
Fire & Safety/Diversified Products	3,226	5,114	8,340
Corporate/Other	2,844	283	3,127

Total restructuring costs	$23,519	$8,954	$32,473

Pre-tax restructuring expenses by segment, for 2011, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$2,800	$61	$2,861
Health & Science Technologies	2,007	123	2,130
Fire & Safety/Diversified Products	4,430	797	5,227
Corporate/Other	2,096	—	2,096

Total restructuring costs	$11,333	$981	$12,314

Pre-tax restructuring expenses by segment, for 2010, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$2,630	$320	$2,950
Health & Science Technologies	3,511	1,650	5,161
Fire & Safety/Diversified Products	1,230	—	1,230
Corporate/Other	1,754	—	1,754

Total restructuring costs	$9,125	$1,970	$11,095

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring accruals of $10.9 million and $5.9 million at December 31, 2012 and 2011, respectively, are reflected in Accrued expenses in our Consolidated Balance Sheets as follows:

	2011 Initiative	2009 Initiative	Total
	(In thousands)
Balance at January 1, 2011	$—	$3,543	$3,543
Restructuring expenses	12,314	—	12,314
Payments, utilization and other	(6,439)	(3,543)	(9,982)

Balance at December 31, 2011	5,875	—	5,875
Restructuring expenses	32,473	—	32,473
Payments, utilization and other	(27,461)	—	(27,461)

Balance at December 31, 2012	$10,887	$—	$10,887

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Balance Sheet Components

	December 31,
	2012	2011
	(In thousands)
RECEIVABLES
Customers	$257,114	$254,816
Other	4,577	3,889

Total	261,691	258,705
Less allowance for doubtful accounts	5,596	5,860

Total receivables — net	$256,095	$252,845

INVENTORIES
Raw materials and components parts	$139,229	$155,577
Work in process	33,025	40,506
Finished goods	62,696	58,175

Total	$234,950	$254,258

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	$31,787	$30,320
Buildings and improvements	141,952	128,932
Machinery, equipment and other	288,542	278,936
Office and transportation equipment	95,920	98,341
Construction in progress	12,040	8,820

Total	570,241	545,349
Less accumulated depreciation and amortization	351,080	331,632

Total property, plant and equipment — net	$219,161	$213,717

ACCRUED EXPENSES
Payroll and related items	$55,618	$51,728
Management incentive compensation	15,974	17,402
Income taxes payable	10,284	8,456
Deferred income taxes	—	167
Insurance	8,974	6,495
Warranty	4,875	4,417
Deferred revenue	9,682	7,954
Restructuring	10,887	5,875
Liability for uncertain tax positions	2,679	1,061
Accrued interest	1,713	1,424
Contingent consideration for acquisition	3,528	1,500
Other	25,962	24,217

Total accrued expenses	$150,176	$130,696

OTHER NONCURRENT LIABILITIES
Pension and retiree medical obligations	$96,853	$91,542
Liability for uncertain tax positions	4,989	5,262
Deferred revenue	6,534	3,198
Contingent consideration for acquisition	5,515	—
Other	14,484	15,844

Total other noncurrent liabilities	$128,375	$115,846

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012	2011	2010
	(In thousands)
VALUATION AND QUALIFYING ACCOUNTS(1)
Beginning balance January 1	$5,860	$5,322	$6,160
Charged to costs and expenses, net of recoveries	653	1,044	945
Utilization	(1,151)	(917)	(1,879)
Currency translation and other	234	411	96

Ending balance December 31	$5,596	$5,860	$5,322

(1)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for 2012 and 2011, by business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Goodwill	$551,064	$418,776	$273,910	$1,243,750
Accumulated impairment losses	(6,659)	—	(30,090)	(36,749)

Balance at January 1, 2011(1)	544,405	418,776	243,820	1,207,001
Acquisition adjustments	—	434	—	434
Acquisitions (Note 12)	—	231,189	—	231,189
Foreign currency translation	(2,765)	(1,493)	(3,000)	(7,258)

Balance at December 31, 2011(1)	541,640	648,906	240,820	1,431,366
Acquisition adjustments	—	1,424	—	1,424
Acquisitions (Note 12)	—	50,387	—	50,387
Foreign currency translation	3,406	2,307	3,378	9,091
Goodwill impairment	(20,721)	(149,820)	—	(170,541)

Balance at December 31, 2012	$524,325	$553,204	$244,198	$1,321,727

(1)	Revised to reflect the movement of the Dispensing Equipment segment to the Fire & Safety/Diversified Products segment and the transfer of $20.6 million of goodwill related to the movement of our Trebor business unit from the Health & Science Technologies segment to the Fluid & Metering Technologies segment.

ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed.

In prior periods, the Company disclosed certain reporting units for which the estimated fair value did not significantly exceed carrying value. Assumptions used in estimating fair value included successful execution of business forecasts and favorable market conditions. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the reporting units, the Company considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on comparing the reporting unit to comparable publicly traded companies. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, other operating costs and discount rates. Weighting was equally attributed to both the market and income approaches (50% each) in arriving at the fair value of the reporting units. As a result of our annual impairment test for the IOP reporting unit and as a result of the reorganization of certain FMT reporting units, the Company determined that the fair value of the IOP and WST reporting units was less than the carrying value of the net assets of the reporting units, and thus the Company performed step two of the goodwill impairment test.

In step two of the goodwill impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value, which resulted in a $149.8 million goodwill impairment charge at the IOP reporting unit and a $20.7 million goodwill impairment charge at the WST reporting unit.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2012 and 2011:

	At December 31, 2012				At December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
		(In thousands)				(In thousands)
Amortizable intangible assets:
Patents	$10,650	$(4,273)	$6,377	11	$11,506	$(4,315)	$7,191
Trade names	103,113	(21,603)	81,510	16	72,823	(18,205)	54,618
Customer relationships	230,196	(93,273)	136,923	10	221,076	(69,280)	151,796
Non-compete agreements	3,505	(2,827)	678	3	4,801	(4,053)	748
Unpatented technology	74,758	(24,211)	50,547	11	70,741	(15,617)	55,124
Other	6,841	(3,604)	3,237	10	6,793	(3,156)	3,637

Total amortizable intangible assets	429,063	(149,791)	279,272		387,740	(114,626)	273,114
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
CVI Melles Griot trade name	—	—	—		47,008	—	47,008

Total intangible assets	$491,163	$(149,791)	$341,372		$496,848	$(114,626)	$382,222

The unamortized Banjo trade name and the CVI Melles Griot trade names were determined to be indefinite lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired. Consistent with the Company’s approach in its annual impairment testing in assessing the fair value of the indefinite lived intangible assets, the Company used the relief-from-royalty method, a form of the income approach. The relief-from-royalty method is dependent of a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates. As a result of our annual impairment test, the Company concluded that the fair value of the CVI Melles Griot trade names within the IOP reporting unit was less than the carrying value, resulting in a $21.0 million impairment charge. The Company also determined that the CVI Melles Griot trade names no longer had an indefinite life and reclassified the remaining $26.0 million to definite lived assets that will be amortized over a remaining useful life of 15 years.

A long-lived asset impairment exists when the carrying amount of the asset exceeds its fair value. Assessments of possible impairments of long-lived assets are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. The amount and

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

timing of impairment charges for these assets require the estimation of future cash flows and the fair value of the related assets. Due to continued market softness in municipal end markets, the Company concluded that certain long lived assets within the WST reporting unit had a fair value that was less than the carrying value of the assets, resulting in a $7.0 million impairment charge.

Amortization of intangible assets was $41.5 million, $35.5 million and $25.7 million in 2012, 2011 and 2010, respectively. Based on intangible asset balances as of December 31, 2012, amortization expense is expected to approximate $43.7 million in 2013, $41.6 million in 2014, $39.4 million in 2015, $37.5 million in 2016 and $28.4 million in 2017.

5.	Borrowings

Borrowings at December 31, 2012 and 2011 consisted of the following:

	2012	2011
	(In thousands)
Revolving Facility	$21,000	$50,798
4.2% Senior Notes, due December 2021	349,197	349,125
4.5% Senior Notes, due December 2020	298,689	298,555
2.58% Senior Euro Notes, due June 2015	107,042	104,655
Other borrowings	10,648	5,677

Total borrowings	786,576	808,810
Less current portion	7,335	2,444

Total long-term borrowings	$779,241	$806,366

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

Proceeds of the Revolving Facility are available for use by the Borrowers for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments may not exceed $950.0 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. Under the Credit Agreement, Fast & Fluid Management Europe B.V., (“FME”) and IDEX UK Ltd. (“IDEX UK”) were approved by the lenders as designated borrowers. At December 31, 2012, FME and IDEX UK had no borrowings under the Revolving Facility.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at December 31, 2012, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

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

At December 31, 2012, $21.0 million was outstanding under the Revolving Facility, with $6.5 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at December 31, 2012 of approximately $672.5 million.

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

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of $295.7 million, after deducting

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a $1.6 million issuance discount, a $1.9 million underwriting commission and $0.8 million offering expenses, were used to repay $250.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15th and December 15th. The Company may redeem all or a portion of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase the 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

On December 9, 2011, the Company completed a public offering of $350.0 million 4.2% senior notes due December 15, 2021 (“4.2% Senior Notes”). The net proceeds from the offering of $346.2 million, after deducting a $0.9 million issuance discount, a $2.3 million underwriting commission and $0.6 million offering expenses, were used to repay $306.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.2% Senior Notes bear interest at a rate of 4.2% per annum, which is payable semi-annually in arrears on each June 15th and December 15th. The Company may redeem all or a portion of the 4.2% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.2% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.2% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.2% Senior Notes also require the Company to make an offer to repurchase the 4.2% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

Other borrowings of $10.6 million at December 31, 2012 were comprised of capital leases, debt at international locations maintained for working capital purposes and international debt as a result of acquisitions. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 0.4% to 3.7% per annum.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At December 31, 2012, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes.

Total borrowings at December 31, 2012 have scheduled maturities as follows (in thousands):

2013	$7,335
2014	946
2015	107,641
2016	21,517
2017	1,151
Thereafter	647,986

Total borrowings	$786,576

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Derivative Instruments

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

As of December 31, 2012, the Company did not have any interest rate or foreign exchange contracts outstanding.

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

The following table summarizes the gain (loss) recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts for the year ended December 31, 2012 and 2011:

	Loss Recognized in Other Comprehensive Income		Income (Expense) and Gain (Loss) Reclassified into Income		Income Statement Caption
	Twelve Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Interest rate agreements	$—	$(38,797)	$(7,637)	$(6,197)	Interest expense
Interest rate agreements	—	—	—	(786)	Other expense
Foreign exchange contracts	—	(55)	—	227	Sales

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $7.4 million of the pre-tax amount included in accumulated other comprehensive loss in shareholders’ equity at December 31, 2012 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheet at December 31, 2012 and 2011:

	Basis of Fair Value Measurements
	Balance at December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money market investments	$11,165	$11,165	—	—
Available for sale securities	2,862	2,862	—	—
Contingent consideration	(9,043)	—	—	(9,043)

	Balance at December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Money market investments	$11,899	$11,899	—	—
Available for sale securities	2,785	2,785	—	—
Contingent consideration	(3,000)	—	—	$(3,000)

There were no transfers of assets or liabilities between Level 1 and Level 2 in 2012 or 2011.

In determining the fair value of the contingent consideration potentially due on the acquisition of Matcon, the Company used probability weighted estimates adjusted for the time value of money. The Matcon contingent consideration liability is valued at $9.0 million, of which $8.4 million was recorded as part of the purchase price as of the opening balance sheet date and the remaining $0.6 was recognized to SG&A in the fourth quarter of 2012. At December 31, 2012, $3.5 million of the contingent consideration is included in Accrued expenses and $5.5 million of contingent consideration is recorded in Noncurrent liabilities in the Consolidated Balance Sheet. In February 2012, the Company paid $1.5 million as contingent consideration for the AT Films acquisition. The remaining liability on the AT Films contingent consideration of $1.5 million was recognized as a benefit to SG&A in 2012, as the Company determined that the contingent consideration will not be earned.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At December 31, 2012, the fair value of our Revolving Facility, 2.58% Senior Euro Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $806.3 million compared to the carrying value of $775.9 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

8.	Commitments and Contingencies

The Company leases certain office facilities, warehouses and data processing equipment under operating leases. Rental expense totaled $18.4 million, $19.0 million and $13.9 million in 2012, 2011, and 2010, respectively.

The aggregate future minimum lease payments for operating and capital leases as of December 31, 2012 were as follows:

	Operating	Capital
	(In thousands)
2013	$14,078	$578
2014	8,543	562
2015	6,048	561
2016	3,221	560
2017	2,347	1,155
2018 and thereafter	7,114	100

Warranty costs are provided for at time of sale. The warranty provision is based on historical costs and adjusted for specific known claims. A rollforward of the warranty reserve is as follows:

	2012	2011	2010
	(In thousands)
Beginning balance January 1	$4,417	$3,831	$4,383
Provision for warranties	5,398	4,648	4,331
Claim settlements	(5,214)	(4,443)	(4,665)
Other adjustments, including acquisitions and currency translation	274	381	(218)

Ending balance December 31	$4,875	$4,417	$3,831

The Company is party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material effect on its business, financial condition, results of operations or cash flow.

9.	Common and Preferred Stock

On October 22, 2012, the Company’s Board of Directors approved an increase in the authorized level for repurchases of common stock by $200.0 million. Repurchases under the program was funded with future cash flow generation. During 2012, the Company purchased a total of 2.2 million shares at a cost of $89.6 million. No shares were purchased in 2011.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2012 and 2011, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and 5 million shares of authorized preferred stock with a par value of $.01 per share. No preferred stock was issued as of December 31, 2012 and 2011.

10.	Income Taxes

Pretax income for 2012, 2011 and 2010 was taxed in the following jurisdictions:

	2012	2011	2010
	(In thousands)
Domestic	$65,738	$192,857	$161,573
Foreign	20,466	81,024	70,301

Total	$86,204	$273,881	$231,874

The provision (benefit) for income taxes for 2012, 2011, and 2010, was as follows:

	2012	2011	2010
	(In thousands)
Current
U.S.	$59,811	$48,823	$59,384
State and local	5,764	3,434	4,548
Foreign	20,228	31,343	18,178

Total current	85,803	83,600	82,110
Deferred
U.S.	(31,246)	4,792	(6,550)
State and local	(2,377)	(1,103)	(293)
Foreign	(3,606)	(7,265)	(493)

Total deferred	(37,229)	(3,576)	(7,336)

Total provision for income taxes	$48,574	$80,024	$74,774

Deferred tax assets (liabilities) at December 31, 2012 and 2011 were:

	2012	2011
	(In thousands)
Employee and retiree benefit plans	$38,401	$38,626
Depreciation and amortization	(170,630)	(213,002)
Inventories	10,851	10,274
Allowances and accruals	7,629	14,103
Interest rate exchange agreement	20,856	23,714
Other	7,059	10,033

Total	$(85,834)	$(116,252)

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2012 and 2011 were:

	2012	2011
	(In thousands)
Deferred tax asset — other current assets	$32,293	$26,037
Deferred tax asset — other noncurrent assets	3,222	360

Total deferred tax assets	35,515	26,397
Deferred tax liability — accrued expenses	—	(167)
Noncurrent deferred tax liability — deferred income taxes	(121,349)	(142,482)

Total deferred tax liabilities	(121,349)	(142,649)

Net deferred tax liabilities	$(85,834)	$(116,252)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income. The computed amount and the differences for 2012, 2011, and 2010 are shown in the following table:

	2012	2011	2010
	(In thousands)
Pretax income	$86,204	$273,881	$231,874

Provision for income taxes:
Computed amount at statutory rate of 35%	$30,171	$95,858	$81,156
State and local income tax (net of federal tax benefit)	2,406	1,515	2,766
Taxes on non-U.S. earnings-net of foreign tax credits	1,189	(4,522)	(8,545)
Effect of flow-through entities	(7,846)	(6,922)	(516)
Asset impairments	28,524	—	—
U.S. business tax credits	—	(917)	(935)
Domestic activities production deduction	(5,267)	(4,589)	(4,720)
Other	(603)	(399)	5,568

Total provision for income taxes	$48,574	$80,024	$74,774

The Company has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries that might be payable if these earnings were repatriated since the Company considers these amounts to be permanently invested.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2012, 2011 and 2010 are shown in the following table:

	2012	2011	2010
	(In thousands)
Beginning balance January 1	$5,548	$6,440	$5,285
Gross increases for tax positions of prior years	3,017	1,828	3,049
Gross decreases for tax positions of prior years	(98)	(1,595)	(675)
Settlements	—	(338)	(517)
Lapse of statute of limitations	(1,961)	(787)	(702)

Ending balance December 31	$6,506	$5,548	$6,440

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012, 2011 and 2010, we had approximately $0.7 million, $0.5 million and $0.8 million, respectively, of accrued interest related to uncertain tax positions. As of December 31, 2012, 2011 and 2010, we had approximately $0.5 million, $0.2 million and $0.4 million, respectively, of accrued penalties related to uncertain tax positions.

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $5.8 million, $5.0 million and $5.8 million as of December 31, 2012, 2011 and 2010, respectively. The tax years 2007-2011 remain open to examination by major taxing jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $2.7 million.

The Company had net operating loss and credit carry forwards for U.S. federal purposes at December 31, 2012 and 2011 of $13.9 and $14.0 million, respectively. For non-U.S. purposes, the Company had net operating loss carry forwards at December 31, 2012 and 2011 of $7.8 and $12.4 million, respectively. The federal net operating loss carry forwards are available for use against the Company’s consolidated federal taxable income and expire between 2018 and 2031. The entire balance of the non-U.S. net operating losses are available to be carried forward, with $3.7 million of these losses beginning to expire during the years 2018 through 2021. The remaining $4.1 million of such losses can be carried forward indefinitely.

At December 31, 2012 and 2011, the Company had a foreign capital loss carry forward of approximately $1.0 million and $1.1 million, respectively. The foreign capital loss can be carried forward indefinitely. At both December 31, 2012 and 2011, the Company has a valuation allowance against the deferred tax asset attributable to the foreign capital loss of $0.2 million. At December 31, 2012 and 2011, the Company had state net operating loss and credit carry forwards of approximately $38.8 million and $18.0 million, respectively. If unutilized, the state net operating loss will expire between 2019 and 2032. At December 31, 2012 and 2011, the Company recorded a valuation allowance against the deferred tax asset attributable to the state net operating loss of $1.5 million and $0.3 million, respectively.

11.	Business Segments and Geographic Information

IDEX has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Reporting units in the Fluid & Metering Technologies segment consist of: Banjo; Energy; CFP; DDPT and WST. Reporting units in the Health & Science Technologies segment consist of: IH&S; IOP; Containment; Gast; Micropump and MPT. Reporting units in the Fire & Safety/Diversified Products segment consist of: Fire Suppression; Rescue; Band-It; and Dispensing Equipment.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2012	2011	2010
	(In thousands)
NET SALES
Fluid & Metering Technologies:
External customers	$829,320	$830,821	$717,579
Intersegment sales	3,968	466	712

Total segment sales	833,288	831,287	718,291
Health & Science Technologies:
External customers	689,574	606,247	405,135
Intersegment sales	5,661	1,653	3,717

Total segment sales	695,235	607,900	408,852
Fire & Safety/Diversified Products:
External customers	435,364	401,383	390,359
Intersegment sales	1,689	1,042	462

Total segment sales	437,053	402,425	390,821
Intersegment eliminations	(11,318)	(3,161)	(4,891)

Total net sales	$1,954,258	$1,838,451	$1,513,073

OPERATING INCOME(1)
Fluid & Metering Technologies(2)	$146,650	$164,818	$131,018
Health & Science Technologies(2)	(62,835)	106,037	83,258
Fire & Safety/Diversified Products	96,120	85,901	82,334
Corporate office and other(3)	(51,717)	(52,100)	(47,494)

Total operating income	128,218	304,656	249,116
Interest expense	42,250	29,332	16,150
Other income (expense)-net	236	(1,443)	(1,092)

Income before taxes	$86,204	$273,881	$231,874

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012	2011	2010
	(In thousands)
ASSETS
Fluid & Metering Technologies	$1,023,143	$1,072,023	$1,065,953
Health & Science Technologies	1,102,868	1,178,653	693,532
Fire & Safety/Diversified Products	488,886	442,400	484,107
Corporate office and other(3)	170,493	143,031	138,103

Total assets	$2,785,390	$2,836,107	$2,381,695

DEPRECIATION AND AMORTIZATION(4)
Fluid & Metering Technologies	$29,637	$32,368	$31,893
Health & Science Technologies	39,981	30,055	17,253
Fire & Safety/Diversified Products	7,107	8,516	8,638
Corporate office and other	1,587	1,447	324

Total depreciation and amortization	$78,312	$72,386	$58,108

CAPITAL EXPENDITURES
Fluid & Metering Technologies	$13,535	$12,543	$17,314
Health & Science Technologies	13,140	12,938	7,510
Fire & Safety/Diversified Products	6,654	5,644	4,642
Corporate office and other	2,191	3,423	3,303

Total capital expenditures	$35,520	$34,548	$32,769

(1)	Segment operating income excludes net unallocated corporate operating expenses.

(2)	Segment operating income includes asset impairment charge in 2012 for $27.7 million within the Fluid & Metering Technologies segment and $170.8 within the Health & Science Technologies segment.

(3)	Includes intersegment eliminations.

(4)	Excludes amortization of debt issuance expenses.

Information about the Company’s operations in different geographical regions for the years ended December 31, 2012, 2011 and 2010 is shown below. Net sales were attributed to geographic areas based on location of the customer, and no country outside the U.S. was greater than 10% of total revenues.

	2012	2011	2010
	(In thousands)
NET SALES
U.S.	$963,137	$857,990	$766,067
Europe	479,744	492,125	402,056
Other countries	511,377	488,336	344,950

Total net sales	$1,954,258	$1,838,451	$1,513,073

LONG-LIVED ASSETS — PROPERTY, PLANT AND EQUIPMENT
U.S.	$127,425	$124,102	$108,951
Europe	64,137	63,433	68,756
Other countries	27,599	26,182	10,855

Total long-lived assets — net	$219,161	$213,717	$188,562

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Acquisitions

All of the Company’s acquisitions have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition.

2012 Acquisitions

On April 11, 2012, the Company acquired the stock of PPC. PPC specializes in optical components and coatings for applications in the fields of scientific research, aerospace, telecommunications and electronics manufacturing. Located in Boulder, Colorado, PPC has annual revenues of approximately $7.0 million. PPC operates within the Health & Science Technologies segment as a part of the IOP platform. The Company acquired PPC for an aggregate purchase price of $20.6 million in cash, which was funded from operations. Goodwill and intangible assets recognized as part of this transaction were $13.9 million and $5.1 million, respectively. The $13.9 million of goodwill is not deductible for tax purposes.

On April 30, 2012, the Company acquired the stock of ERC. ERC is a leader in the manufacture of gas liquid separations and detection solutions for the life science, analytical instrumentation and clinical chemistry markets. ERC’s pioneering products include in-line membrane vacuum degassing solutions, refractive index detectors and ozone generation systems. ERC’s original equipment degassing solutions are considered the “standard” for many of the world’s leading instrument producers. Located in Kawaguchi, Japan, ERC has annual revenues of approximately $27.0 million (¥2.14 billion) and operates as part of the IH&S platform within the Health & Science Technologies segment. The Company acquired ERC for an aggregate purchase price of $18.0 million (¥1.47 billion), consisting of $13.3 million in cash and assumption of approximately $4.7 million of debt. The cash payment was financed with borrowings under the Company’s Revolving Facility. Goodwill and intangible assets recognized as part of this transaction were $8.5 million and $5.6 million, respectively. The $8.5 million of goodwill is not deductible for tax purposes.

On July 20, 2012, the Company acquired the stock of Matcon. Matcon is a global leader in material processing solutions for high value powders used in the manufacture of pharmaceuticals, food, plastics, and fine chemicals. Matcon’s innovative products include the original cone valve powder discharge system and filling, mixing and packaging systems, all of which support their customers’ automation and process requirements. Matcon’s products are critical to their customers’ need to maintain clean, reliable and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing. Located in Evesham, Worcestershire, England, Matcon has annual revenues of approximately $34.4 million (£22.0 million) and operates within the Health & Science Technologies segment in the MPT platform. The Company acquired Matcon for an aggregate purchase price of $45.8 million (£29.1 million), consisting of $35.0 million in cash, $2.4 million of working capital adjustments to be paid in the first quarter of 2013, and contingent consideration valued at $8.4 million as of the opening balance sheet date. The contingent consideration amount is based on 2012 and 2013 earnings before interest, income taxes, depreciation and amortization for Matcon and will be settled in 2013 and 2014, respectively. Based on potential outcomes, the undiscounted amount of all future payments that the Company could be required to pay under the contingent consideration arrangement is estimated between $0 and $15.0 million. Approximately $15.0 million of the purchase price cash payment was financed with borrowings under the Revolving Facility. Goodwill and intangible assets recognized as part of this transaction were $28.0 million and $14.1 million, respectively. The $28.0 million of goodwill is not deductible for tax purposes.

The purchase price for PPC, ERC and Matcon were allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The Company is in the process of obtaining or finalizing appraisals of tangible and intangible assets and it is continuing to evaluate the initial purchase price

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the businesses become known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

(In thousands)	ERC	PPC	Matcon	Total
Accounts receivable	$5,766	$877	$7,768	$14,411
Inventory	4,224	932	604	5,760
Other current assets, net of cash acquired	981	252	1,880	3,113
Property, plant and equipment	2,738	1,936	5,695	10,369
Goodwill	8,499	13,941	27,947	50,387
Intangible assets	5,642	5,104	14,081	24,827
Other assets	1,509	13	53	1,575

Total assets acquired	29,359	23,055	58,028	110,442
Total liabilities assumed	(16,074)	(2,465)	(12,215)	(30,754)

Net assets acquired	$13,285	$20,590	$45,813	$79,688

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

The Company incurred $2.7 million of acquisition-related transaction costs in 2012. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including certain transactions that ultimately were not completed. During 2012, the Company recorded $0.9 million of fair value inventory charges associated with these acquisitions, which were recorded in cost of sales.

2011 Acquisitions

On January 31, 2011, the Company acquired the membership interests of AT Films. AT Films specializes in optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing. AT Films’ core competence is the design and manufacture of filters, splitters, reflectors and mirrors with the precise physical properties required to support their customers’ most challenging and cutting-edge optical applications. Headquartered in Boulder, Colorado, AT Films operates

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within the Health & Science Technologies segment as a part of the IOP platform. The Company acquired AT Films for an aggregate purchase price of $34.5 million, consisting of $31.8 million in cash and contingent consideration valued at approximately $2.7 million as of the opening balance sheet date. Goodwill and intangible assets recognized as part of this transaction were $18.2 million and $11.4 million, respectively. The $18.2 million of goodwill is deductible for tax purposes.

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

On June 10, 2011, the Company completed the acquisition of CVI Melles Griot (“CVI MG”). CVI MG is a global leader in the design and manufacture of precision photonic solutions used in the life sciences, research, semiconductor, security and defense markets. CVI MG’s innovative products are focused on the generation, control and productive use of light for a variety of key science and industrial applications. Products include specialty lasers and light sources, electro-optical components, specialty shutters and components. In addition, CVI MG produces critical components for life science research, electronics manufacturing, military and other industrial applications including lenses, mirrors, filters and polarizers. These components are utilized in a number of important applications such as spectroscopy, cytometry (cell counting), guidance systems for target designation, remote sensing, menology and optical lithography. CVI MG operates within the Health and Science Technologies segment as part of the IOP platform. The Company acquired CVI MG for an aggregate purchase price of $394.7 million, consisting of $393.3 million in cash and the assumption of approximately $1.4 million of debt. Approximately $365.0 million of the cash payment was financed with borrowings under the Revolving Facility. CVI MG is headquartered in Albuquerque, New Mexico, with manufacturing sites located on three continents. Goodwill and intangible assets recognized as part of this transaction were $208.5 million and $115.8 million, respectively. Approximately $117.7 million of goodwill is deductible for tax purposes.

The purchase price for CVI MG, AT Films and Microfluidics was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition.

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

	AT Films	Microfluidics	CVI MG	Total
	(In thousands)
Accounts receivable	$947	$1,760	$23,978	$26,685
Inventory	852	2,226	52,868	55,946
Other current assets, net of cash acquired	73	816	7,562	8,451
Property, plant and equipment	5,019	567	31,049	36,635
Goodwill	18,220	5,853	208,540	232,613
Intangible assets	11,435	9,717	115,777	136,929
Other assets	2,731	548	2,112	5,391

Total assets acquired	39,277	21,487	441,886	502,650
Total liabilities assumed	(4,766)	(2,951)	(48,572)	(56,289)

Net assets acquired	$34,511	$18,536	$393,314	$446,361

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the $136.9 million of acquired intangible assets, $47.0 million was assigned to the CVI Melles Griot trade name and was originally not subject to amortization, however, effective October 31, 2012, the Company began to amortize this asset over 15 years. The remaining $89.9 million of acquired intangible assets consist of patents, trade names, customer relationships, non-compete and unpatented technology. The goodwill recorded for the acquisitions reflects the strategic fit and revenue and earnings growth potential of these businesses.

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

2010 Acquisitions

On April 15, 2010, the Company acquired the stock of PPE, previously referred to as Seals, Ltd, a leading provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries, including analytical instrumentation, semiconductor/solar and process technologies. PPE consists of the Polymer Engineering and Perlast divisions. PPE’s Polymer Engineering division focuses on sealing solutions for hazardous duty applications. The Perlast division produces highly engineered seals for analytical instrumentation, pharmaceutical, electronics, and food applications. Headquartered in Blackburn, England, PPE operates as part of the Containment group within the Health & Science Technologies Segment. The Company acquired PPE for an aggregate purchase price of $54.0 million, consisting of $51.3 million in cash and the assumption of approximately $2.7 million of debt related items. The cash payment was financed with borrowings under the Company’s credit facility. Goodwill and intangible assets recognized as part of this transaction were $29.7 million and $17.2 million, respectively. The $29.7 million of goodwill is not deductible for tax purposes.

On July 21, 2010, the Company acquired the stock of OBL, S.r.l. (“OBL”), a leading provider of mechanical and hydraulic diaphragm pumps. OBL provides polymer blending systems and related accessories for a diverse range of global industries, including water, waste water, oil and gas, petro-chemical and power generation markets. Headquartered in Milan, Italy, OBL operates within IDEX’s Fluid & Metering Technologies segment as part of the DDPT platform. The Company acquired OBL for cash consideration of $15.4 million. Goodwill and intangible assets recognized as part of this transaction were $7.7 million and $4.0 million, respectively. The $7.7 million of goodwill is not deductible for tax purposes.

On September 17, 2010, the Company acquired the assets of Periflo, a leading provider of peristaltic pumps for the industrial and municipal water & waste water markets. Periflo offers a complete family of peristaltic hose pumps for a wide variety of applications. Periflo operates within IDEX’s Fluid & Metering Technologies segment as part of the DDPT platform. The Company acquired Periflo for cash consideration of $4.3 million. Goodwill and intangible assets recognized as part of this transaction were $2.5 million and $0.7 million, respectively. The $2.5 million of goodwill is deductible for tax purposes.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 1, 2010, the Company acquired the stock of Fitzpatrick, a global leader in the design and manufacture of process technologies for the pharmaceutical, food and personal care markets. Fitzpatrick designs and manufactures customized size reduction, roll compaction and drying systems to support their customers’ product development and manufacturing processes. Headquartered in Elmhurst, Illinois, Fitzpatrick operates in the MPT platform within the Health & Science Technologies segment. The Company acquired Fitzpatrick for cash consideration of approximately $20.3 million. Goodwill and intangible assets recognized as part of this transaction were $6.0 million and $8.0 million, respectively. The $6.0 million of goodwill is not deductible for tax purposes.

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

The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Trade names	$6,802	13
Customer relationships	14,832	8
Unpatented technology	7,951	14
Non-compete agreements	276	3

2010 acquired intangible assets	$29,861

The Company incurred $4.0 million of acquisition related transaction costs in 2010, relating to completed, pending and potential transactions that ultimately were not completed.

13.	Share-Based Compensation

The Company maintains two share-based compensation plans for executives, non-employee directors, and certain key employees that authorize the granting of stock options, unvested shares, unvested share units, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of December 31, 2012 totals 10.6 million, of which 3.4 million shares were available for future issuance. Stock options granted under these plans are generally non-qualified, and are granted

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with an exercise price equal to the market price of the Company’s stock at the date of grant. The majority of the options issued to employees become exercisable in four equal installments, beginning one year from the date of grant, and generally expire 10 years from the date of grant. Stock options granted to non-employee directors cliff vest after one year. Unvested share and unvested share unit awards generally cliff vest after three years for employees and non-employee directors. The Company issued 230,975, 341,876 and 264,915 of unvested shares as compensation to key employees in 2012, 2011 and 2010, respectively.

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

Weighted average option fair values and assumptions for the period specified are disclosed in the following table:

	Years Ended December 31,
	2012	2011	2010
Weighted average fair value of grants	$11.40	$12.30	$ 9.56
Dividend yield	1.59%	1.46%	1.51%
Volatility	32.00%	32.72%	33.43%
Risk-free interest rate	0.17% - 3.96%	0.28% - 5.61%	0.32% - 5.67%
Expected life (in years)	5.98	6.14	5.98

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•

The Company uses historical data to estimate the expected life of the option. The expected life assumption for the years ended December 31, 2012, 2011 and 2010 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

•

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the years ended December 31, 2012, 2011 and 2010, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation cost for stock options is as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cost of goods sold	$650	$805	$804
Selling, general and administrative expenses	5,642	6,153	6,923

Total expense before income taxes	6,292	6,958	7,727
Income tax benefit	(1,988)	(2,208)	(2,450)

Total expense after income taxes	$4,304	$4,750	$5,277

Total compensation cost for unvested shares is as follows:

	Years Ended December 31,
	2012	2011(1)	2010
	(In thousands)
Cost of goods sold	$991	$684	$311
Selling, general and administrative expenses	5,819	4,434	8,382
Restructuring expenses	—	—	938

Total expense before income taxes	6,810	5,118	9,631
Income tax benefit	(1,682)	(1,827)	(2,097)

Total expense after income taxes	$5,128	$3,291	$7,534

(1)	Reflects the forfeiture of unvested shares related to the Company’s transition to a new CEO in August 2011.

Recognition of compensation cost was consistent with recognition of cash compensation for the same employees. Compensation cost capitalized as part of inventory was immaterial.

As of December 31, 2012, there was $8.3 million and $9.4 million of total unrecognized compensation cost related to stock options and unvested shares, respectively, that is expected to be recognized over a weighted-average period of 1.4 years and 1.0 years, respectively.

A summary of the Company’s stock option activity as of December 31, 2012, and changes during the year ended December 31, 2012 is presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	4,314,044	$29.61	7.01	$34,899,200
Granted	764,700	42.66
Exercised	(1,631,923)	27.77
Forfeited/Expired	(223,079)	36.60

Outstanding at December 31, 2012	3,223,742	$33.16	6.37	$43,106,153

Vested and expected to vest at December 31, 2012	3,100,929	$32.86	6.28	$42,398,877
Exercisable at December 31, 2012	1,780,761	$29.00	4.82	$31,219,847

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period, and the grant price. The total intrinsic value of options exercised in 2012, 2011 and 2010, was $23.5 million, $21.9 million and $14.4 million, respectively. In 2012, 2011 and 2010, cash received from options exercised was $45.8 million, $33.1 million and $18.1 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $8.6 million, $8.0 million and $5.2 million, respectively.

A summary of the Company’s unvested share activity as of December 31, 2012, and changes during the year ending December 31, 2012 is presented in the following table:

Unvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	613,375	$32.44
Granted	230,975	43.56
Vested	(166,134)	22.00
Forfeited	(88,230)	38.61

Nonvested at December 31, 2012	589,986	$40.27

Unvested share grants accrue dividends and their fair value is equal to the market price of the Company’s stock at the date of the grant.

As of 2011, the Company also maintains a share based compensation plan for non-executives. Total expense related to this plan was $2.3 million and $0.8 million in 2012 and 2011, respectively. At December 31, 2012 and 2011, the Company has $2.0 million and $0.8 million, respectively, included in Accrued expenses in the Consolidated Balance Sheets and $1.0 million included in Other non-current liabilities at December 31, 2012.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over the two-year period ended December 31, 2012, and a statement of the funded status at December 31 for both years.

	Pension Benefits				Other Benefits
	2012		2011		2012	2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
CHANGE IN BENEFIT OBLIGATION
Obligation at January 1	$101,511	$47,763	$90,102	$42,245	$21,073	$20,068
Service cost	1,756	1,300	1,759	1,078	763	691
Interest cost	4,247	2,206	4,506	2,320	922	1,035
Plan amendments	59	410	—	9	159	—
Benefits paid	(4,097)	(3,536)	(4,224)	(1,703)	(704)	(734)
Actuarial loss	13,202	6,700	10,159	18	3,313	60
Currency translation	—	1,712	—	(906)	61	(47)
Curtailments/settlements	(5,490)	—	(791)	—	—	—
Acquisition	—	—	—	4,702	—	—

Obligation at December 31	$111,188	$56,555	$101,511	$47,763	$25,587	$21,073

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	$59,619	$16,914	$58,147	$17,400	$—	$—
Actual return on plan assets	6,177	1,944	(459)	(720)	—	—
Employer contributions(1)	17,287	3,514	6,946	1,569	704	734
Benefits paid	(4,097)	(3,536)	(4,224)	(1,703)	(704)	(734)
Currency translation	—	810	—	(57)	—	—
Settlements	(4,408)	—	(791)	—	—	—
Other	—	14	—	425	—	—

Fair value of plan assets at December 31	$74,578	$19,660	$59,619	$16,914	$—	$—

Funded status at December 31	$(36,610)	$(36,894)	$(41,892)	$(30,849)	$(25,587)	$(21,073)
COMPONENTS ON THE CONSOLIDATED BALANCE SHEETS
Current liabilities	$(588)	$(743)	$(602)	$(733)	$(907)	$(937)
Noncurrent liabilities	(36,022)	(36,151)	(41,290)	(30,116)	(24,680)	(20,136)

Net liability at December 31	$(36,610)	$(36,894)	$(41,892)	$(30,849)	$(25,587)	$(21,073)

(1)	Includes $10.0 million discretionary contribution to U.S. plan in 2012.

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $160.7 million and $143.0 million at December 31, 2012 and 2011, respectively.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used in the measurement of the Company’s benefit obligation at December 31, 2012 and 2011 were as follows:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Discount rate	3.56%	4.45%	3.91%	4.68%
Rate of compensation increase	3.94%	3.90%	2.99%	2.96%

The pretax amounts recognized in Accumulated other comprehensive income (loss) as of December 31, 2012 and 2011 were as follows:

	Pension Benefits				Other Benefits
	2012		2011		2012	2011
	U.S.	Non-U.S.	U.S.	Non-U.S
	(In thousands)
Prior service cost (credit)	$275	$330	$419	$127	$(2,325)	$(2,697)
Net loss	51,240	15,496	49,509	8,781	5,279	2,198

Total	$51,515	$15,826	$49,928	$8,908	$2,954	$(499)

The amounts in Accumulated other comprehensive income (loss) as of December 31, 2012, that are expected to be recognized as components of net periodic benefit cost during 2013 are as follows:

	U.S. Pension Benefit Plans	Non-U.S. Pension Benefit Plans	Other Benefit Plans	Total
	(In thousands)
Prior service cost (credit)	$104	$26	$(373)	$(243)
Net loss	6,327	935	396	7,658

Total	$6,431	$961	$23	$7,415

The following tables provide the components of, and the weighted average assumptions used to determine, the net periodic benefit cost for the plans in 2012, 2011 and 2010:

	Pension Benefits
	2012		2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$1,756	$1,300	$1,759	$1,078	$1,665	$719
Interest cost	4,247	2,206	4,506	2,320	4,525	2,148
Expected return on plan assets	(4,687)	(1,035)	(4,755)	(1,117)	(4,396)	(945)
Net amortization	5,376	589	4,855	442	4,401	302

Net periodic benefit cost	$6,692	$3,060	$6,365	$2,723	$6,195	$2,224

	Other Benefits
	2012	2011	2010
	(In thousands)
Service cost	$763	$691	$528
Interest cost	922	1,035	1,008
Net amortization	11	(156)	(370)

Net periodic benefit cost	$1,696	$1,570	$1,166

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.45%	5.20%	5.80%	4.68%	5.35%	5.88%
Expected return on plan assets	8.00%	8.25%	8.50%	5.90%	6.17%	6.28%
Rate of compensation increase	3.90%	3.90%	3.89%	2.96%	3.37%	3.35%

The following table provides pretax amounts recognized in Accumulated other comprehensive income (loss) in 2012:

	Pension Benefits
	U.S.	Non-U.S.	Other Benefits
	(In thousands)
Net loss in current year	$(10,630)	$(5,778)	$(3,314)
Prior service cost	(58)	(206)	(159)
Amortization of prior service cost (credit)	105	9	(214)
Amortization of net loss	5,271	580	225
Exchange rate effect on amounts in OCI	—	(516)	8

Total	$(5,312)	$(5,911)	$(3,454)

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

Costs of defined contribution plans were $7.9 million, $7.8 million and $7.0 million for 2012, 2011 and 2010, respectively.

The Company, through its subsidiaries, participates in certain multiemployer pension plans covering approximately 400 participants under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company as contributions to these plans totaled $1.0 million, $1.0 million, and $0.9 million for 2012, 2011, and 2010, respectively.

For measurement purposes, a 7.46% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012. The rate was assumed to decrease gradually each year to a rate of 4.49% for 2027, and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in the assumed health care cost trend rates would increase the service and interest cost components of the net periodic benefit cost by $0.2 million and the health care component of the accumulated postretirement benefit obligation by $2.0 million. A 1% decrease in the assumed health care cost trend rate would decrease the service and interest cost components of the net periodic benefit cost by $0.2 million and the health care component of the accumulated postretirement benefit obligation by $1.7 million.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2012 and 2011, by asset category, were as follows:

	2012	2011
Equity securities	68%	65%
Fixed income securities	32	35

Total	100%	100%

The following tables summarize the basis used to measure defined benefit plans’ assets at fair value at December 31, 2012 and 2011:

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2012	(In thousands)
Equity	$19,779	$19,779	$—	$—
Absolute return funds(1)
U.S.	45,555	45,555	—	—
Non U.S.	26,685	18,898	7,787	—
Other(2)	2,219	2,219	—	—

	$94,238	$86,451	$7,787	$—

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2011	(In thousands)
Equity	$14,968	$14,968	$—	$—
Absolute return funds(1)
U.S.	38,449	38,449	—	—
Non U.S.	21,709	16,520	5,189	—
Other(2)	1,015	1,015	—	—

	$76,141	$70,952	$5,189	$—

(1)	Primarily funds invested by managers that have a global mandate with the flexibility to allocate capital broadly across a wide range of asset classes and strategies including, but not limited to equities, fixed income, commodities, interest rate futures, currencies and other securities to outperform an agreed benchmark with specific return and volatility targets.

(2)	Primarily cash and cash equivalents.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Policies and Strategies

The investment objectives of the Company’s plan assets are to earn the highest possible rate of return consistent with the tolerance for risk as determined periodically by the Company in its role as a fiduciary. The general guidelines of asset allocation of fund assets are that “equities” will represent from 55% to 75% of the market value of total fund assets with a target of 66%, and “fixed income” obligations, including cash, will represent from 25% to 45% with a target of 34%. The term “equities” includes common stock, convertible bonds and convertible stock. The term “fixed income” includes preferred stock and/or contractual payments with a specific maturity date. The Company strives to maintain asset allocations within the designated ranges by conducting periodic reviews of fund allocations and plan liquidity needs, and rebalancing the portfolio accordingly. The total fund performance is monitored and results measured using a 3- to 5-year moving average against long-term absolute and relative return objectives to meet actuarially determined forecasted benefit obligations. No restrictions are placed on the selection of individual investments by the qualified investment fund managers. The performance of the investment fund managers is reviewed on a regular basis, using appointed professional independent advisors. As of December 31, 2012 and 2011, there were no shares of the Company’s stock held in plan assets.

Cash Flows

The Company expects to contribute approximately $7.0 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2013. The Company also expects to contribute approximately $8.6 million to its defined contribution plan and $7.0 million to its 401(k) savings plan in 2013.

Estimated Future Benefit Payments

The future estimated benefit payments for the next five years and the five years thereafter are as follows: 2013 — $12.8 million; 2014 — $10.2 million; 2015 — $9.8 million; 2016 — $9.9 million; 2017 — $10.4 million; 2018 to 2022 — $56.7 million

15.	Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011.

	2012 Quarters				2011 Quarters
	First	Second	Third	Fourth(1)	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Net sales	$489,417	$494,144	$479,859	$490,838	$427,089	$453,798	$476,881	$480,683
Gross profit	202,889	203,113	194,840	202,858	178,700	184,839	181,532	193,602
Operating income (loss)	84,569	88,650	80,588	(125,589)	77,721	79,629	71,305	76,001
Net income (loss)	52,171	54,351	50,127	(119,019)	47,951	50,182	48,336	47,388
Basic EPS	$.63	$.65	$.60	$(1.45)	$.58	$.61	$.58	$.57
Diluted EPS	$.62	$.65	$.60	$(1.45)	$.57	$.60	$.58	$.57
Basic weighted average shares outstanding	82,804	83,180	82,482	82,296	81,430	82,151	82,402	82,596
Diluted weighted average shares outstanding	83,902	84,090	83,370	82,296	83,248	83,778	83,586	83,573

(1)	Fourth quarter 2012 includes a $198.5 million asset impairment charge.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of IDEX Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Chicago, Illinois

February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDEX Corporation

We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Precision Photonics Corporation (“PPC”), which was acquired on April 11, 2012, ERC, which was acquired on April 30, 2012, and Matcon Group Ltd (“Matcon”), which was acquired on July 20, 2012. These exclusions constitute 6.0% and 3.8% of net and total assets, respectively, and 1.7% of net sales, of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at PPC, ERC and Matcon. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012, of the Company and our report dated February 21, 2013, expressed an unqualified opinion on those consolidated financial statements.

Deloitte & Touche LLP

Chicago, Illinois

February 21, 2013

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The Company completed the acquisitions of PPC in April 2012, ERC in April 2012 and Matcon in July 2012. Due to the timing of the acquisitions, management has excluded these acquisitions from our evaluation of effectiveness of internal controls over financial reporting. This exclusion represented 1.7% of total sales, 6.0% of net assets and 3.8% of total assets for the year ended December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Andrew K. Silvernail
Chairman of the Board, President and Chief Executive Officer

Heath A. Mitts
Vice President and Chief Financial Officer

Lake Forest, Illinois

February 21, 2013

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting appearing on page 70 of this report is incorporated into this Item 9A by reference.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information under the subheading “Information Regarding the Board of Directors and Committees,” in the 2013 Proxy Statement is incorporated into this Item 10 by reference. Information regarding executive officers of the Company is located in Part I, Item 1, of this report under the caption “Executive Officers of the Registrant.”

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

Item 11.	Executive Compensation.

Information under the heading “Executive Compensation” in the 2013 Proxy Statement is incorporated into this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information under the heading “Security Ownership” in the 2013 Proxy Statement is incorporated into this Item 12 by reference.

Equity Compensation Plan Information

The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)(2)
Equity compensation plans approved by the Company’s stockholders	3,715,323	$33.16	3,427,582

(1)	Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.

(2)	All deferred compensation units (“DCUs”) issued under the Directors Deferred Compensation Plan and Deferred Compensation Plan for Non-officer Presidents are to be issued under the Company’s Incentive Award Plan and any DCUs remaining in these plans were eliminated by shareholder approval on April 8, 2008. DCUs issued under the Deferred Compensation Plan for Officers continue to be issued under the Incentive Award Plan. The number of DCUs is determined by dividing the amount deferred by the closing price of the common stock the day before the date of deferral. The DCUs are entitled to receive dividend equivalents which are reinvested in DCUs based on the same formula for investment of a participant’s deferral. Since deferred compensation is payable upon separation of service within the meaning of Section 409A of the Internal Revenue Code, no benefits are payable prior to the date that is six months after the date of separation of service, or the date of death of the employee, if earlier.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information under the heading “Information Regarding the Board of Directors and Committees” in the 2013 Proxy Statement is incorporated into this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services

Information under the heading “Principal Accountant Fees and Services” in the 2013 Proxy Statement is incorporated into this Item 14 by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(A) 1. Financial Statements

Consolidated financial statements filed as part of this report are listed under Part II. Item 8. “Financial Statements and Supplementary Data.”

      2. Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

      3. Exhibits

The exhibits filed with this report are listed on the “Exhibit Index.”

(B) Exhibit Index

Reference is made to the Exhibit Index beginning on page 75 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEX CORPORATION

By:	/s/ HEATH A. MITTS
Heath A. Mitts
Vice President and Chief Financial Officer

Date: February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW K. SILVERNAIL Andrew K. Silvernail	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 21, 2013

/s/ HEATH A. MITTS Heath A. Mitts	Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2013

/s/ MICHAEL J. YATES Michael J. Yates	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2013

/s/ BRADLEY J. BELL Bradley J. Bell	Director	February 21, 2013

/s/ RUBY R. CHANDY Ruby R. Chandy	Director	February 21, 2013

/s/ WILLIAM M. COOK William M. Cook	Director	February 21, 2013

/s/ GREGORY F. MILZCIK Gregory F. Milzcik	Director	February 21, 2013

/s/ ERNEST J. MROZEK Ernest J. Mrozek	Director	February 21, 2013

/s/ MICHAEL T. TOKARZ Michael T. Tokarz	Director	February 21, 2013

/s/ LIVINGSTON L. SATTERTHWAITE Livingston L. Satterthwaite	Director	February 21, 2013

/s/ DAVID C. PARRY David C. Parry	Director	February 21, 2013

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on April 21, 1988)

3.1(a)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1 (a) to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-10235)

3.1(b)	Amendment to Restated Certificate of Incorporation of IDEX Corporation (incorporated by reference to Exhibit No. 3.1 (b) to the Current Report of IDEX on Form 8-K filed March 24, 2005, Commission File No. 1-10235)

3.2	Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.1 to the Current Report of IDEX on Form 8-K filed November 14, 2011, Commission File No. 1-10235)

4.1	Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)

4.2	Credit Agreement, dated as of June 27, 2011, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the Other Financial Institutions Party Hereto (incorporated by reference to Exhibit 10.1 to the Current Report of IDEX on Form 8-K filed June 30, 2011, Commission File No. 1-10235)

4.3	Master Note Purchase Agreement, dated June 9, 2010 with respect to €81,000,000 2.58% Series 2010 Senior Notes due June 9, 2015 (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K filed June 14, 2010, Commission File No. 1-10235)

4.4	Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 6, 2010 (Debt Securities) (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K filed December 7, 2010, Commission File No. 1-10235)

4.5	First Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 6, 2010 (as to 4.5% Senior Notes due 2020) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX on Form 8-K filed December 7, 2010, Commission File No. 1-10235)

4.6	Second Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 13, 2011 (as to 4.2% Senior Notes due 2021) (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K filed December 14, 2011, Commission File No. 1-10235)

10.1**	Revised and Restated IDEX Management Incentive Compensation Plan for Key Employees Effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report of IDEX on Form 8-K filed February 20, 2013, Commission File No. 1-10235)

10.2**	Form of Indemnification Agreement of IDEX Corporation (incorporated by reference to Exhibit No. 10.23 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-28317, as filed on April 26, 1989, Commission File No. 1-10235)

10.3**	IDEX Corporation Amended and Restated Stock Option Plan for Outside Directors, adopted by resolution of the Board of Directors dated as of November 20, 2003 (incorporated by reference to Exhibit 10.6 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2003)

Exhibit Number	Description

10.4**	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.23 to the Current Report of IDEX on Form 8-K filed March 24, 2005, Commission File No. 1-10235)

10.5**	Form of Unvested Stock Agreement (incorporated by reference to Appendix A of the Proxy Statement of IDEX, filed February 25, 2005, Commission File No. 1-10235)

10.6**	Letter Agreement between IDEX Corporation and Frank J. Notaro, dated April 24, 2000 (incorporated by reference to Exhibit 10.25 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2005, Commission File No. 1-10235)

10.7**	IDEX Corporation Incentive Award Plan (as amended and restated) (incorporated by reference to Appendix A of the Proxy Statement of IDEX on Schedule 14A, filed March 5, 2010, Commission File No. 1-10235)

10.8**	Form of IDEX Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report of IDEX on Form 8-K, filed April 8, 2008, Commission File No. 1-10235)

10.9**	Form of IDEX Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report of IDEX on Form 8-K filed February 25, 2011, Commission File No. 1-10235)

10.10**	Employment Agreement between IDEX Service Corporation and Andrew K. Silvernail, dated November 1, 2011 (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K filed November 4, 2011, Commission File No. 1-10235)

10.11**	Letter Agreement between IDEX Corporation and Frank J. Notaro, dated September 30, 2010 (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K filed October 1, 2010, Commission File No. 1-10235)

10.12**	Third Amended and Restated IDEX Corporation Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.30 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2010, Commission File No. 1-10235)

10.13**	IDEX Corporation Supplemental Executive Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.31 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2010, Commission File No. 1-10235)

10.14**	Transition Services and Separation Agreement between IDEX Service Corporation and Kevin G. Hostetler, dated February 14, 2012 (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K filed February 16, 2012, Commission File No. 1-10235)

10.15**	Letter Agreement between IDEX Corporation and Michael J. Yates, dated September 30, 2010 (incorporated by reference to Exhibit No. 10.18 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2011, Commission File No. 1-10235)

10.16**	Letter Agreement between IDEX Corporation and Heath A. Mitts, dated September 30, 2010 (incorporated by reference to Exhibit No. 10.2 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2012, Commission File No. 1-10235)

10.17**	Letter Agreement between IDEX Corporation and Daniel Salliotte, dated September 30, 2010

10.18**	Form of IDEX Corporation Performance Share Unit Award Agreement

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries of IDEX

23	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

Exhibit Number	Description

***32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

***32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

****101	The following materials from IDEX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for the three years ended December 31, 2012, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012, (iv) the Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2012, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2012, and (vi) Notes to the Consolidated Financial Statements.

**	Management contract or compensatory plan or agreement.

***	Furnished herewith.

****	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.