Form 10-Q
period 2013-03-31
IDEX CORP /DE/
filed 2013-05-06
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes  ☐    No   ☑

Number of shares of common stock of IDEX Corporation outstanding as of April 29, 2013: 82,231,721.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$341,045	$318,864
Receivables, less allowance for doubtful accounts of $5,758 at March 31, 2013 and $5,596 at December 31, 2012	269,873	256,095
Inventories — net	239,575	234,950
Other current assets	71,425	71,956

Total current assets	921,918	881,865
Property, plant and equipment — net	215,091	219,161
Goodwill	1,325,939	1,321,727
Intangible assets — net	339,641	341,372
Other noncurrent assets	20,011	21,265

Total assets	$2,822,600	$2,785,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$122,376	$117,341
Accrued expenses	154,470	150,176
Current portion of long-term debt and short-term borrowings	6,776	7,335
Dividends payable	—	16,575

Total current liabilities	283,622	291,427
Long-term borrowings	815,562	779,241
Deferred income taxes	121,017	121,349
Other noncurrent liabilities	120,752	128,375

Total liabilities	1,340,953	1,320,392

Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 88,360,659 shares at March 31, 2013 and 87,732,405 shares at December 31, 2012	884	877
Additional paid-in capital	568,202	550,682
Retained earnings	1,174,841	1,113,541
Treasury stock at cost: 5,713,071 shares at March 31, 2013 and 5,005,518 shares at December 31, 2012	(194,087)	(156,699)
Accumulated other comprehensive loss	(68,193)	(43,403)

Total shareholders’ equity	1,481,647	1,464,998

Total liabilities and shareholders’ equity	$2,822,600	$2,785,390

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$494,448	$489,417
Cost of sales	282,451	286,528

Gross profit	211,997	202,889
Selling, general and administrative expenses	117,285	113,382
Restructuring expenses	—	4,938

Operating income	94,712	84,569
Other income — net	1,279	117
Interest expense	10,557	10,662

Income before income taxes	85,434	74,024
Provision for income taxes	24,134	21,853

Net income	$61,300	$52,171

Basic earnings per common share	$0.74	$0.63

Diluted earnings per common share	$0.74	$0.62

Share data:
Basic weighted average common shares outstanding	82,197	82,804
Diluted weighted average common shares outstanding	83,152	83,902

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31
	2013	2012
Net income	$61,300	$52,171
Other comprehensive income
Reclassification adjustments for derivatives, net of tax	1,190	1,221
Pension and other postretirement adjustments, net of tax	1,273	1,123
Cumulative translation adjustment	(27,253)	15,031

Other comprehensive (loss) income	(24,790)	17,375

Comprehensive income	$36,510	$69,546

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Loss on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2012	$551,559	$1,113,541	$38,639	$(45,645)	$(36,397)	$(156,699)	$1,464,998

Net income	—	61,300	—	—	—	—	61,300
Cumulative translation adjustment	—	—	(27,253)	—	—	—	(27,253)
Pension and other postretirement adjustments (net of tax of $0.7 million)	—	—	—	1,273	—	—	1,273
Amortization of forward starting swaps (net of tax of $0.7 million)	—	—	—	—	1,190	—	1,190
Issuance of 616,273 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans, net of tax benefit	13,022	—	—	—	—	—	13,022
Repurchase of 706,491 shares of common stock	—	—	—	—	—	(35,653)	(35,653)
Unvested shares surrendered for tax withholding	—	—	—	—	—	(1,735)	(1,735)
Share-based compensation	4,505	—	—	—	—	—	4,505

Balance, March 31, 2013	$569,086	$1,174,841	$11,386	$(44,372)	$(35,207)	$(194,087)	$1,481,647

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$61,300	$52,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,948	9,238
Amortization of intangible assets	10,891	9,952
Amortization of debt issuance expenses	425	369
Share-based compensation expense	5,612	4,661
Deferred income taxes	(117)	74
Excess tax benefit from share based compensation	(2,439)	(2,118)
Non-cash interest expense associated with forward starting swaps	1,872	1,925
Changes in:
Receivables	(14,843)	(15,450)
Inventories	(3,115)	(212)
Other current assets	(3,513)	(7,144)
Trade accounts payable	6,303	4,217
Accrued expenses	1,043	2,837
Other — net	(172)	(1,778)

Net cash flows provided by operating activities	72,195	58,742
Cash flows from investing activities
Cash purchases of property, plant and equipment	(7,625)	(8,515)
Acquisition of businesses, net of cash acquired	(34,648)	—
Other — net	(57)	(40)

Net cash flows used in investing activities	(42,330)	(8,555)
Cash flows from financing activities
Borrowings under revolving facilities for acquisitions	34,648	—
Borrowings under revolving facilities	5,438	9,509
Payments under revolving facilities	(305)	(48,009)
Dividends paid	(16,575)	(14,161)
Proceeds from stock option exercises	10,758	24,366
Excess tax benefit from stock-based compensation	2,439	2,118
Purchase of common stock	(33,115)	(10,183)
Unvested shares surrendered for tax withholding	(1,735)	(2,118)
Other	—	(1,343)

Net cash flows provided by (used in) financing activities	1,553	(39,821)
Effect of exchange rate changes on cash and cash equivalents	(9,237)	4,918

Net increase in cash	22,181	15,284
Cash and cash equivalents at beginning of year	318,864	230,259

Cash and cash equivalents at end of period	$341,045	$245,543

Supplemental cash flow information
Cash paid for:
Interest	$545	$2,537
Income taxes, net	7,002	9,292

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements and management’s discussion and analysis of financial condition and results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Adoption of New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013 and its adoption did not impact the consolidated financial position, results of operations or cash flows of the Company. See Note 13 for a further discussion on other comprehensive income (loss).

New Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset. Under ASU 2012-02, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset if the entity determines, based on qualitative assessment, that it is not more likely than not impaired. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. As of March 31, 2013, the Company did not apply ASU 2012-02, however the Company does not expect ASU 2012-02 to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

2.    Restructuring

During 2012, the Company recorded restructuring costs as a part of 2011 restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The costs incurred related to these initiatives are included in Restructuring expenses in the Consolidated Statements of Operations while the related accruals are included in Accrued expenses in the Consolidated Balance Sheets. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consist of asset disposals or impairments, the termination of a defined benefit plan, legal costs and relocation charges.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

During the three months ended March 31, 2012, the Company recorded $4.9 million of pre-tax restructuring expenses related to its 2011 restructuring initiative for employee severance related to employee reductions across various functional areas as well as facility rationalization. The 2011 restructuring initiatives included severance benefits for 337 employees. The 2011 initiative was completed by the end of 2012 and no further restructuring is currently planned. Severance payments are expected to be fully paid in the next nine months using cash from operations.

Pre-tax restructuring expenses, by segment, for the quarter ended March 31, 2012, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$2,659	$—	$2,659
Health & Science Technologies	1,150	305	1,455
Fire & Safety/Diversified Products	—	544	544
Corporate/Other	81	199	280

Total restructuring costs	$3,890	$1,048	$4,938

Restructuring accruals of $4.2 million and $10.9 million at March 31, 2013 and December 31, 2012, respectively, are reflected in Accrued expenses in the Consolidated Balance Sheets as follows:

(In thousands)
Balance at January 1, 2013	$10,887
Restructuring expenses	—
Payments/utilization	(6,682)

Balance at March 31, 2013	$4,205

3.    Acquisitions

All of the Company’s acquisitions have been accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition.

2013 Acquisitions

On March 18, 2013, the Company acquired the assets of FTL Seals Technology, Ltd (“FTL”). FTL specializes in the design and application of high integrity rotary seals, specialty bearings, and other custom products for the oil & gas, mining, power generation, and marine markets. Located in Leeds, England, FTL has annual revenues of approximately $22.5 million (£15.0 million). FTL, along with Precision Polymer Engineering (“PPE”), operates within the Health & Science Technologies segment as part of the Sealing Solutions group (formerly the Containment group) and will expand the range of PPE’s technology expertise while also introducing adjacent markets. FTL was acquired for an aggregate purchase price of $34.6 million (£23.1 million) in cash. The $34.6 million cash payment was funded with borrowings under the Company’s revolving credit facility. Goodwill and intangible assets recognized as part of this transaction were $18.1 million and $13.0 million, respectively. The $18.1 million of goodwill is not deductible for tax purposes.

The purchase price for FTL has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. The Company is in the process of obtaining or finalizing appraisals of

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

intangible assets and it is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the business become known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

(In thousands)
Accounts receivable	$3,446
Inventory	4,524
Other current assets, net of cash acquired	133
Property, plant and equipment	1,384
Goodwill	18,084
Intangible assets	13,016

Total assets acquired	40,587
Total liabilities assumed	(5,939)

Net assets acquired	$34,648

Acquired intangible assets consist of trade names, non-compete agreements, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands)	Total	Weighted Average Life
Trade names	$1,005	15
Non-compete agreements	224	3
Customer relationships	10,950	9
Unpatented technology	837	8

2013 acquired intangible assets	$13,016

The Company incurred $1.1 million of acquisition-related transaction costs in 2013. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed.

2012 Acquisitions

On April 11, 2012, the Company acquired the stock of PPC. PPC specializes in optical components and coatings for applications in the fields of scientific research, aerospace, telecommunications and electronics manufacturing. Located in Boulder, Colorado, PPC has annual revenues of approximately $7.0 million. PPC operates within the Health & Science Technologies segment as a part of the IDEX Optics & Photonics platform. The Company acquired PPC for an aggregate purchase price of $20.6 million in cash, which was funded from operations. Goodwill and intangible assets recognized as part of this transaction were $13.9 million and $5.1 million, respectively. The $13.9 million of goodwill is not deductible for tax purposes.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

On April 30, 2012, the Company acquired the stock of ERC. ERC is a leader in the manufacture of gas liquid separations and detection solutions for the life science, analytical instrumentation and clinical chemistry markets. ERC’s pioneering products include in-line membrane vacuum degassing solutions, refractive index detectors and ozone generation systems. ERC’s original equipment degassing solutions are considered the “standard” for many of the world’s leading instrument producers. Located in Kawaguchi, Japan, ERC has annual revenues of approximately $27.0 million (¥2.14 billion) and operates as part of the IDEX Health & Science platform within the Health & Science Technologies segment. The Company acquired ERC for an aggregate purchase price of $18.0 million (¥1.47 billion), consisting of $13.3 million in cash and assumption of approximately $4.7 million of debt. The cash payment was financed with borrowings under the Company’s revolving credit facility. Goodwill and intangible assets recognized as part of this transaction were $8.5 million and $5.6 million, respectively. The $8.5 million of goodwill is not deductible for tax purposes.

On July 20, 2012, the Company acquired the stock of Matcon. Matcon is a global leader in material processing solutions for high value powders used in the manufacture of pharmaceuticals, food, plastics, and fine chemicals. Matcon’s innovative products include the original cone valve powder discharge system and filling, mixing and packaging systems, all of which support their customers’ automation and process requirements. Matcon’s products are critical to their customers’ need to maintain clean, reliable and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing. Located in Evesham, Worcestershire, England, Matcon has annual revenues of approximately $34.4 million (£22.0 million) and operates within the Health & Science Technologies segment as part of the Materials Process Technologies platform. The Company acquired Matcon for an aggregate purchase price of $45.8 million (£29.1 million), consisting of $35.0 million in cash, $2.4 million of working capital adjustments to be paid in the second quarter of 2013, and contingent consideration valued at $8.4 million as of the opening balance sheet date. The contingent consideration amount is based on 2012 and 2013 earnings before interest, income taxes, depreciation and amortization for Matcon and will be settled in the first six months of 2013 and 2014, respectively. Based on potential outcomes, the undiscounted amount of all future payments that the Company could be required to pay under the contingent consideration arrangement is estimated between $3.8 and $8.6 million. Approximately $15.0 million of the purchase price cash payment was financed with borrowings under the revolving credit facility. Goodwill and intangible assets recognized as part of this transaction were $28.0 million and $14.1 million, respectively. The $28.0 million of goodwill is not deductible for tax purposes.

The purchase price for PPC, ERC and Matcon was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition.

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

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net sales:
Fluid & Metering Technologies:
External customers	$211,407	$212,466
Intersegment sales	348	252

Total group sales	211,755	212,718

Health & Science Technologies:
External customers	171,674	173,221
Intersegment sales	1,194	565

Total group sales	172,868	173,786

Fire & Safety/Diversified Products:
External customers	111,367	103,730
Intersegment sales	146	320

Total group sales	111,513	104,050

Intersegment elimination	(1,688)	(1,137)

Total net sales	$494,448	$489,417

Operating income and income before income taxes:
Fluid & Metering Technologies	$48,079	$44,526
Health & Science Technologies	32,267	30,270
Fire & Safety/Diversified Products	28,232	23,688
Corporate office and other	(13,866)	(13,915)

Total operating income	94,712	84,569
Interest expense	10,557	10,662
Other income-net	1,279	117

Income before income taxes	$85,434	$74,024

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

	March 31, 2013	December 31, 2012
	(In thousands)
Assets:
Fluid & Metering Technologies	$1,033,752	$1,023,143
Health & Science Technologies	1,123,755	1,102,868
Fire & Safety/Diversified Products	494,258	488,886
Corporate office and other(1)	170,835	170,493

Total assets	$2,822,600	$2,785,390

(1)	Includes intersegment eliminations.

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

ASC 260 “Earnings Per Share”, provides that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $0.3 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Basic weighted average common shares outstanding	82,197	82,804
Dilutive effect of stock options, unvested shares, and DCUs	955	1,098

Diluted weighted average common shares outstanding	83,152	83,902

Options to purchase approximately 0.6 million and 1.3 million shares of common stock for the three months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

6.    Inventories

The components of inventories as of March 31, 2013 and December 31, 2012 were:

	March 31, 2013	December 31, 2012
	(In thousands)
Raw materials and component parts	$136,868	$139,229
Work-in-process	36,915	33,025
Finished goods	65,792	62,696

Total	$239,575	$234,950

Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2013, by reportable business segment, were as follows:

(In thousands)	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2012	$524,325	$553,204	$244,198	$1,321,727
Foreign currency translation	(3,362)	(5,854)	(4,656)	(13,872)
Acquisitions	—	18,084	—	18,084

Balance at March 31, 2013	$520,963	$565,434	$239,542	$1,325,939

ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the three months ended March 31, 2013.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2013 and December 31, 2012:

	At March 31, 2013				At December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)				(In thousands)
Amortized intangible assets:
Patents	$10,526	$(4,361)	$6,165	11	$10,650	$(4,273)	$6,377
Trade names	102,907	(22,999)	79,908	16	103,113	(21,603)	81,510
Customer relationships	237,937	(98,582)	139,355	10	230,196	(93,273)	136,923
Non-compete agreements	3,697	(2,965)	732	3	3,505	(2,827)	678
Unpatented technology	74,291	(25,967)	48,324	11	74,758	(24,211)	50,547
Other	6,832	(3,775)	3,057	10	6,841	(3,604)	3,237

Total amortized intangible assets	436,190	(158,649)	277,541		429,063	(149,791)	279,272
Unamortized intangible asset:
Banjo trade name	62,100	—	62,100		62,100	—	62,100

Total intangible assets	$498,290	$(158,649)	$339,641		$491,163	$(149,791)	$341,372

The unamortized Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired.

8.    Accrued Expenses

The components of accrued expenses as of March 31, 2013 and December 31, 2012 were:

	March 31, 2013	December 31, 2012
	(In thousands)
Payroll and related items	$48,445	$55,618
Management incentive compensation	5,299	15,974
Income taxes payable	22,896	10,284
Deferred income taxes	386	—
Insurance	9,445	8,974
Warranty	4,816	4,875
Deferred revenue	11,765	9,682
Restructuring	4,205	10,887
Liability for uncertain tax positions	2,685	2,679
Accrued interest	9,428	1,713
Contingent consideration for acquisition	8,644	3,528
Other	26,456	25,962

Total accrued expenses	$154,470	$150,176

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

9.    Other Noncurrent Liabilities

The components of noncurrent liabilities as of March 31, 2013 and December 31, 2012 were:

	March 31, 2013	December 31, 2012
	(In thousands)
Pension and retiree medical obligations	$95,061	$96,853
Liability for uncertain tax positions	5,014	4,989
Deferred revenue	6,811	6,534
Contingent consideration for acquisition .	—	5,515
Other	13,866	14,484

Total other noncurrent liabilities	$120,752	$128,375

10.    Borrowings

Borrowings at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Revolving credit facility	$61,000	$21,000
4.2% Senior Notes, due December 2021	349,216	349,197
4.5% Senior Notes, due December 2020	298,723	298,689
2.58% Senior Euro Notes, due June 2015	103,664	107,042
Other borrowings	9,735	10,648

Total borrowings	822,338	786,576
Less current portion	6,776	7,335

Total long-term borrowings	$815,562	$779,241

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

Proceeds of the Revolving Facility are available for use for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments may not exceed $950.0 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. Under the Credit Agreement, Fast & Fluid Management Europe B.V., (“FME”) and IDEX UK Ltd. (“IDEX UK”) were approved by the lenders as designated borrowers. At March 31, 2013, FME and IDEX UK had no borrowings under the Revolving Facility.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at March 31, 2013, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

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

At March 31, 2013, $61.0 million was outstanding under the Revolving Facility, with $7.8 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at March 31, 2013 of approximately $631.2 million.

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

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of $295.7 million, after deducting a $1.6 million issuance discount, a $1.9 million underwriting commission and $0.8 million offering expenses,

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

were used to repay $250.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15th and December 15th. The Company may redeem all or a portion of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase the 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

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

Other borrowings of $9.7 million at March 31, 2013 were comprised of capital leases, debt at international locations maintained for working capital purposes and international debt as a result of acquisitions. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 0.4% to 1.4% per annum.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At March 31, 2013, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes, other than cross-default provisions.

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

As of March 31, 2013, the Company did not have any interest rate contracts outstanding.

The following table summarizes the loss reclassified into income for interest rate contracts for March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Interest rate agreements	$1,872	$1,925

Approximately $7.4 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at March 31, 2013 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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

The following table summarizes the basis used to measure the Company’s financial assets and (liabilities) at fair value on a recurring basis in the balance sheet at March 31, 2013 and December 31, 2012:

	Basis of Fair Value Measurements
	Balance at March 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Money market investment	$18,324	$18,324	$—	$—
Available for sale securities	2,789	2,789	—	—
Contingent consideration	(8,644)	—	—	(8,644)

	Basis of Fair Value Measurements
	Balance at December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money market investment	$11,165	$11,165	$—	$—
Available for sale securities	2,862	2,862	—	—
Contingent consideration	(9,043)	—	—	(9,043)

There were no transfers of assets or liabilities between Level 1 and Level 2 during the first three months of 2013 or 2012.

In determining the fair value of the contingent consideration potentially due on the acquisition of Matcon, the Company used probability weighted estimates adjusted for the time value of money. The Matcon contingent consideration liability is valued at $8.6 million, of which $8.4 million was recorded as part of the purchase price as of the opening balance sheet date. At March 31, 2013, the $8.6 million of contingent consideration is included in Accrued expenses in the Consolidated Balance Sheet.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At March 31, 2013, the fair value of our Revolving Facility, 2.58% Senior Euro Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $858.4 million compared to the carrying value of $812.6 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

13.    Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
	(In thousands)
Cumulative translation adjustment	$(27,253)	$—	$(27,253)	$15,031	$—	$15,031
Pension and other postretirement adjustments	1,935	(662)	1,273	1,747	(624)	1,123
Reclassification adjustments for derivatives	1,872	(682)	1,190	1,925	(704)	1,221

Total other comprehensive income (loss)	$(23,446)	$(1,344)	(24,790)	18,703	(1,328)	17,375

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) to net income (loss) during the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012	Income Statement Caption
	(In thousands)
Pension and other postretirement plans:
Amortization of service cost	$1,935	$1,747	Selling general and administrative expense

Total before tax	1,935	1,747
Provision for income taxes	(662)	(624)

Total net of tax	$1,273	$1,123

Derivatives:
Reclassification adjustments	$1,872	$1,925	Interest expense

Total before tax	1,872	1,925
Provision for income taxes	(682)	(704)

Total net of tax	$1,190	$1,221

14.    Common and Preferred Stock

On October 22, 2012, the Company’s Board of Directors approved a $200.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or cash available under the revolving facility. During the first quarter of 2013, the Company purchased a total of 0.7 million shares at a cost of $35.7 million, of which $2.6 million was settled in April 2013. During the first quarter of 2012, the Company purchased 0.2 million shares at a cost of $10.2 million.

At March 31, 2013 and December 31, 2012, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and five million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at March 31, 2013 and December 31, 2012.

15.    Share-Based Compensation

During the three months ended March 31, 2013, the Company granted approximately 0.6 million stock options and 0.2 million unvested shares, respectively. During the three months ended March 31, 2012, the Company granted approximately 0.7 million stock options and 0.2 million unvested shares, respectively.

Beginning in 2013, the Company provides performance share units to selected key employees that may be earned based on IDEX total shareholder return over the three-year period following the date of grant. Performance share units (referred to as “TSR awards”) are expected to be made annually and are paid out at the end of a three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of IDEX common stock in relation to the total shareholder return of the S&P Midcap 400 Industrial Group for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 200 percent of the initial grant. A target payout of 100 percent is earned if total shareholder return is equal to the 50th percentile of the S&P Midcap 400 Industrial Group. Performance share units earn dividend equivalents for the award period, which will be paid to

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

participants with the award payout at the end of the period based on the actual number of performance share units that are earned. Any payments made at the end of the award period will be in the form of stock. During the three months ended March 31, 2013, the Company granted approximately 0.1 million performance share units.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model.

Weighted average option fair values and assumptions for the periods specified are disclosed in the following table:

	Three Months Ended March 31,
	2013	2012
Weighted average fair value of option grants	$ 12.85	$ 11.47
Dividend yield	1.57%	1.57%
Volatility	30.94%	32.01%
Risk-free forward interest rate	0.17%-4.10%	0.17%-3.98%
Expected life (in years)	5.87	5.98

Weighted average performance share unit fair values and assumptions for the period specified are disclosed in the following table:

Three Months Ended March 31, 2013
Weighted average fair value of performance share units	$50.45
Dividend yield	0.00%
Volatility	28.99%
Risk-free forward interest rate	0.40%
Expected life (in years)	2.87

The Company’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s general policy is to issue newly issued shares of common stock to satisfy stock option exercises, grants of unvested shares and vesting of performance share units.

Total compensation cost for the stock options is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of goods sold	$192	$293
Selling, general and administrative expenses	2,169	1,966

Total expense before income taxes	2,361	2,259
Income tax benefit	(737)	(708)

Total expense after income taxes	$1,624	$1,551

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

Total compensation cost for unvested shares is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of goods sold	$402	$406
Selling, general and administrative expenses	2,660	1,996

Total expense before income taxes	3,062	2,402
Income tax benefit	(715)	(663)

Total expense after income taxes	$2,347	$1,739

Total compensation cost for performance share units is as follows:

Three Months Ended March 31, 2013
(in thousands)
Cost of goods sold	$—
Selling, general and administrative expenses	189

Total expense before income taxes	189
Income tax benefit	(37)

Total expense after income taxes	$152

Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.

As of March 31, 2013, there was $12.4 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.6 years, $15.6 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.3 years, and $2.3 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.5 years.

A summary of the Company’s stock option activity as of March 31, 2013, and changes during the quarter ended March 31, 2013 is presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,223,742	$33.16	6.37	$43,106,153
Granted	617,715	50.26
Exercised	(386,937)	27.87
Forfeited/Expired	(52,575)	42.01

Outstanding at March 31, 2013	3,401,945	$36.73	7.00	$56,781,822

Vested and expected to vest at March 31, 2013	2,987,418	$36.33	6.85	$51,055,880
Exercisable at March 31, 2013	1,913,459	$30.63	5.47	$43,606,478

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

16.    Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended March 31,
	2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$437	$339	$486	$342
Interest cost	943	519	1,092	557
Expected return on plan assets	(1,353)	(256)	(1,211)	(257)
Net amortization	1,614	230	1,591	83

Net periodic benefit cost	$1,641	$832	$1,958	$725

	Other Postretirement Benefits
	Three Months Ended March 31,
	2013	2012
Service cost	$242	$190
Interest cost	227	229
Net amortization	6	(37)

Net periodic benefit cost	$475	$382

The Company previously disclosed in its financial statements for the year ended December 31, 2012, that it expected to contribute approximately $7.0 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2013. As of March 31, 2013, $1.9 million of contributions have been made to the defined benefit plans and $0.2 million has been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $5.8 million in 2013 to fund these plans.

17.    Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on its business, financial condition, results of operations or cash flows.

18.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $24.1 million in the first quarter of 2013 from $21.9 million in the first quarter of 2012. The effective tax rate decreased to 28.2% for the first quarter of 2013 compared to 29.5% in the first quarter of 2012 primarily due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, which reinstated the U.S. R&D credit retroactively to January 1, 2012, as well as the mix of global pre-tax income among jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.7 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Under the Private Securities Litigation Reform Act

The “Overview and Outlook” and the “Liquidity and Capital Resources” sections of this management’s discussion and analysis of financial condition and results of operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, operating results and are indicated by words or phrases such as “expects,” “should,” “will,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those statements. The risks and uncertainties include, but are not limited to, those risks and uncertainties identified under the heading “Risk Factors” in item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and information contained in subsequent reports filed by IDEX with the Securities and Exchange Commission. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

Overview and Outlook

IDEX is an applied solutions company specializing in fluid and metering technologies, health and science technologies, and fire, safety and other diversified products built to customers’ specifications. IDEX’s products are sold in niche markets to a wide range of industries throughout the world. Accordingly, its businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where IDEX does business and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are among the factors that influence the demand for IDEX’s products.

The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within these three reportable segments, the Company maintains six platforms, where we will invest in organic growth and acquisitions with a strategic view towards a platform with the potential for at least $500 million in revenue, and eight groups, where we will focus on organic growth and strategic acquisitions. The Fluid & Metering Technologies segment is comprised of the Energy, Diaphragm & Dosing Pump Technology, and Chemical, Food & Process platforms as well as the Water Services & Technology and Agricultural groups. The Health & Science Technologies segment is comprised of the IDEX Optics & Photonics, Scientific Fluidics and Materials Process Technologies platforms, as well as the Sealing Solutions and the Industrial groups. The Fire & Safety/Diversified Products segment is comprised of the Dispensing, Rescue, Band-It, and Fire Suppression groups.

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

Some of our key financial highlights for the three months ended March 31, 2013 are as follows:

•	Sales of $494.4 million rose 1%; organic sales — excluding acquisitions and foreign currency translation — were down 1%.

•	Operating income of $94.7 million increased 12%.

•	Net income increased 17% to $61.3 million.

•	Diluted EPS of $0.74 increased 12 cents.

On a regional basis, North America is improving, Europe remains soft and Asia is uneven. Based on the Company’s current outlook, we are forecasting second quarter EPS of $0.73 to $0.75 and full year EPS of $2.85 to $2.95.

Results of Operations

The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2013 and 2012. Segment operating income excludes unallocated corporate operating expenses.

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

Consolidated Results

	Three Months Ended March 31,
(in thousands)	2013	2012
Net sales	$494,448	$489,417
Operating income	94,712	84,569
Operating margin	19.2%	17.3%
Depreciation and amortization	$19,839	$19,190
Depreciation and amortization as a percentage of net sales	4.0%	3.9%

Sales in the three months ended March 31, 2013 were $494.4 million, a 1% increase from the comparable period last year. This increase reflects a 1% decrease in organic sales and a 2% increase from acquisitions (ERC — April 2012 and Matcon — July 2012). International sales represented approximately 52% of total sales in both periods.

For the first quarter of 2013, Fluid & Metering Technologies contributed 43% of sales and 44% of operating income; Health & Science Technologies accounted for 35% of sales and 30% of operating income; and Fire & Safety/Diversified Products represented 22% of sales and 26% of operating income.

Gross profit of $212.0 million in the first quarter of 2013 increased $9.1 million, or 4%, from 2012. Gross profit as a percent of sales, or gross margin, was 42.9% in the first quarter of 2013 and 41.5% in 2012. The increase in gross margin primarily resulted from an increase in volume and benefits from the Company’s structural cost actions taken in prior years.

Selling, general and administrative (“SG&A”) expenses increased to $117.3 million in the first quarter of 2013 from $113.4 million in 2012. The change reflects an increase of approximately $3.4 million for incremental costs from new acquisitions and an increase in volume related expenses of $0.5 million. As a percentage of sales, SG&A expenses were 23.7% for the first quarter of 2013 and 23.2% for 2012.

During the three months ended March 31, 2012, the Company recorded pre-tax restructuring expenses totaling $4.9 million. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility rationalization resulting from the Company’s cost savings initiatives.

Operating income of $94.7 million in the first quarter of 2013 was up from the $84.6 million recorded in 2012, primarily reflecting an increase in volume, improved productivity and restructuring-related charges recorded in 2012. Operating income as a percent of sales, or operating margin, of 19.2% in the first quarter of 2013 was up from 17.3% in 2012, primarily due to productivity, benefits from the Company’s structural cost actions taken in prior years and expenses from restructuring-related charges in 2012.

Other income, net of $1.3 million in the first quarter of 2013 was up $1.1 million compared with a $0.1 million recorded in 2012, primarily due to higher gains on foreign currency transactions.

Interest expense of $10.6 million in the first quarter of 2013 was down slightly compared to the $10.7 million recorded in 2012.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $24.1 million in the first quarter of 2013 increased compared to $21.9 recorded in the first quarter of 2012. The effective tax rate decreased to 28.2% for the first quarter of 2013 compared to 29.5% in the first quarter of 2012 primarily due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, which reinstated the U.S. R&D credit retroactively to January 1, 2012, as well as the mix of global pre-tax income among jurisdictions.

Net income in the first quarter of 2013 of $61.3 million increased from $52.2 million in 2012. Diluted earnings per share in the first quarter of 2013 of $0.74 increased $0.12, or 19%, compared with 2012.

Fluid & Metering Technologies Segment

	Three Months Ended March 31,
(in thousands)	2013	2012
Net sales	$211,755	$212,718
Operating income	48,079	44,526
Operating margin	22.7%	20.9%
Depreciation and amortization	$6,960	$7,540
Depreciation and amortization as a percentage of net sales	3.3%	3.5%

Sales of $211.8 million decreased $1.0 million, or 1%, in the first quarter of 2013 compared with 2012. This reflects a 1% decrease in organic sales. In the first quarter of 2013, organic sales increased 1% domestically and decreased 3% internationally. Organic sales to customers outside the U.S. were approximately 45% of total segment sales during the first quarter of 2013, compared with 47% in 2012.

Sales within our Energy platform decreased slightly in the first quarter of 2013 compared to 2012, due to weak demand for small meters on mobile applications and softness in hardware, partially offset by a rebound in the aviation market. Sales within our Chemical Food & Process platform decreased compared to the first quarter of 2012 on weak general industrial demand, partially offset by strength in the chemical markets, particularly with project opportunities in the Middle East and Asia. Sales within our Agriculture group increased due to higher demand in North America, partially offset by a challenging spring weather pattern. Diaphragm & Dosing Pump Technology sales decreased compared to the first quarter of 2012 due to general market softness across core markets. Offsetting the sales decreases above was a sales increase in our Water Services & Technology group, which experienced stabilization in the municipal water end markets.

Operating income and operating margin of $48.1 million and 22.7%, respectively, were higher than the $44.5 million and 20.9% recorded in the first quarter of 2012, primarily due to $2.7 million of restructuring charges recorded in 2012 and the impact of our cost reduction initiatives.

Health & Science Technologies Segment

	Three Months Ended March 31,
(in thousands)	2013	2012
Net sales	$172,868	$173,786
Operating income	32,267	30,270
Operating margin	18.7%	17.4%
Depreciation and amortization	$10,792	$9,461
Depreciation and amortization as a percentage of net sales	6.2%	5.4%

Sales of $172.9 million decreased $0.9 million, or 1%, in the first quarter of 2013 compared with 2012. This reflects a 7% decrease in organic sales and 1% unfavorable foreign currency translation, partially offset by 7% growth from acquisitions (Matcon and ERC). In the first quarter of 2013, organic sales decreased 4% domestically and 9% internationally. Organic sales to customers outside the U.S. were approximately 53% of total segment sales in the first quarter of 2013, compared with 52% in 2012.

Sales within our Materials Process Technologies platform increased compared to the first quarter of 2012 due to a full three months of sales from Matcon, acquired in July 2012. This was partially offset by normalized volume in the first quarter of 2013, as large project orders shipped in the first quarter of 2012. Sales within our Scientific Fluidics platform were up compared to the first quarter of 2012 due to strength in Asia. Sales within IDEX Sealing Solutions platform decreased slightly compared to the first quarter of 2012 due to weak semiconductor sales. Sales within our Optics and Photonics platform decreased compared to the first quarter of 2012 due to weakness within the semiconductor, life science and defense markets. Sales within our Industrial group decreased compared to the first quarter of 2012 due to weakness in Europe.

Operating income of $32.3 million in the first quarter of 2013 was up from the $30.3 million recorded in 2012, primarily due to cost savings from our prior period restructuring actions and $1.5 million of restructuring charges recorded in 2012. Operating margin of 18.7% in the first quarter of 2013 was up from 17.4% in 2012, primarily due to productivity and cost reduction initiatives.

Fire & Safety/Diversified Products Segment

	Three Months Ended March 31,
(in thousands)	2013	2012
Net sales	$111,513	$104,050
Operating income	28,232	23,688
Operating margin	25.3%	22.8%
Depreciation and amortization	$1,708	$1,779
Depreciation and amortization as a percentage of net sales	1.5%	1.7%

Sales of $111.5 million increased $7.5 million, or 7%, in the first quarter of 2013 compared with 2012. This reflects 7% organic growth. In the first quarter of 2013, organic sales increased 9% domestically and 6% internationally. Organic sales to customers outside the U.S. were approximately 58% of total segment sales in the first quarter of 2013, compared with 60% in 2012.

Sales within our Dispensing group increased as a result of strong project based business and demand in the Asian markets. The sales increase within our Band-It group was driven by general North American strength and product innovation. Sales within our Fire Suppression group increased as a result of a strong Asian project funnel and steady North American markets, partially offset by weakness in Europe. Sales within our Rescue group increased as a result of higher demand for our rescue tools within emerging markets, partially offset by weak demand in Europe.

Operating income and operating margin of $28.2 million and 25.3%, respectively, were higher than the $23.7  million and 22.8% recorded in the first quarter of 2012, primarily due to higher volume and improved productivity.

Liquidity and Capital Resources

At March 31, 2013, working capital was $638.3 million and the current ratio was 3.3 to 1. Cash flows from operating activities for the first three months of 2013 increased $13.5 million, or 23%, to $72.2 million compared to 2012 mainly due to higher earnings.

Cash flows provided by operating activities were more than adequate to fund capital expenditures of $7.6 million and $8.5 million in the first three months of 2013 and 2012, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology and replacement of equipment and facilities. Management believes that the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.

The Company maintains the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At March 31, 2013, there were $61.0 million outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $7.8 million. The net available borrowing capacity under the Revolving Facility at March 31, 2013, was approximately $631.2 million. Borrowings under the Revolving Facility bear interest at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at March 31, 2013, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

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

On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of $295.7 million, after deducting a $1.6 million issuance discount, a $1.9 million underwriting commission and $0.8 million offering expenses, were used to repay $250.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15th and December 15th. The Company may redeem all or a portion of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase the 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.

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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At March 31, 2013, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 10.6 to 1 and the leverage ratio was 1.9 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes, other than cross-default provisions.

On October 22, 2012, the Company’s Board of Directors approved a $200.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or cash available under the revolving facility. During the first quarter of 2013, the Company purchased a total of 0.7 million shares at a cost of $35.7 million, of which $2.6 million was settled in April 2013.

The Company believes current cash, cash from operations and cash available under the revolving facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest on all borrowings, pension and postretirement funding requirements, authorized share repurchases and annual dividend payments to holders of the Company’s stock for the remainder of 2013 and 2014. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of March 31, 2013, $61.0 million is outstanding under the Revolving Facility.

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

The Company’s interest rate exposure is primarily related to the $822.3 million of total debt outstanding at March 31, 2013. Approximately 9% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.4 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2013, that the Company’s disclosure controls and procedures were effective.

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

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2013 to January 31, 2013	240,015	$48.37	240,015	$223,828,188
February 1, 2013 to February 28, 2013	143,771	$49.94	143,771	$216,660,214
March 1, 2013 to March 31, 2013	322,705	$52.27	322,705	$199,784,346

Total	706,491	$50.09	706,491	$199,784,346

(1)	On October 22, 2012, the Company announced that its Board of Directors had increased the authorized level for repurchases of its common stock by approximately $200.0 million.

Item	6. Exhibits.

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

Date: May 3, 2013

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

101

The following financial information from IDEX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.