Form 10-Q
period 2013-06-30
IDEX CORP /DE/
filed 2013-08-05
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes  ☐    No   ☑

Number of shares of common stock of IDEX Corporation outstanding as of July 31, 2013: 81,760,702.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$374,489	$318,864
Receivables, less allowance for doubtful accounts of $5,483 at June 30, 2013 and $5,596 at December 31, 2012	268,035	256,095
Inventories — net	231,504	234,950
Other current assets	62,072	71,956

Total current assets	936,100	881,865
Property, plant and equipment — net	213,384	219,161
Goodwill	1,329,797	1,321,727
Intangible assets — net	329,030	341,372
Other noncurrent assets	19,341	21,265

Total assets	$2,827,652	$2,785,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$127,292	$117,341
Accrued expenses	143,994	150,176
Current portion of long-term debt and short-term borrowings	4,451	7,335
Dividends payable	18,946	16,575

Total current liabilities	294,683	291,427
Long-term borrowings	811,007	779,241
Deferred income taxes	122,291	121,349
Other noncurrent liabilities	120,179	128,375

Total liabilities	1,348,160	1,320,392

Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 88,769,796 shares at June 30, 2013 and 87,732,405 shares at December 31, 2012	888	877
Additional paid-in capital	586,108	550,682
Retained earnings	1,199,610	1,113,541
Treasury stock at cost: 6,670,074 shares at June 30, 2013 and 5,005,518 shares at December 31, 2012	(245,190)	(156,699)
Accumulated other comprehensive loss	(61,924)	(43,403)

Total shareholders’ equity	1,479,492	1,464,998

Total liabilities and shareholders’ equity	$2,827,652	$2,785,390

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$518,445	$494,144	$1,012,893	$983,561
Cost of sales	295,596	291,031	578,047	577,559

Gross profit	222,849	203,113	434,846	406,002
Selling, general and administrative expenses	123,290	111,882	240,575	225,264
Restructuring expenses	—	2,581	—	7,519

Operating income	99,559	88,650	194,271	173,219
Other income (expense) — net	(573)	(230)	706	(113)
Interest expense	10,597	10,536	21,154	21,198

Income before income taxes	88,389	77,884	173,823	151,908
Provision for income taxes	25,828	23,533	49,962	45,386

Net income	$62,561	$54,351	$123,861	$106,522

Basic earnings per common share	$0.76	$0.65	$1.50	$1.28

Diluted earnings per common share	$0.76	$0.65	$1.49	$1.27

Share data:
Basic weighted average common shares outstanding	81,829	83,180	82,013	82,987
Diluted weighted average common shares outstanding	82,734	84,090	82,943	83,991

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$62,561	$54,351	$123,861	$106,522
Other comprehensive income (loss)
Reclassification adjustments for derivatives, net of tax	1,187	1,219	2,377	2,440
Pension and other postretirement adjustments, net of tax	938	1,965	2,211	3,088
Cumulative translation adjustment	4,144	(26,731)	(23,109)	(11,700)

Other comprehensive income (loss)	6,269	(23,547)	(18,521)	(6,172)

Comprehensive income	$68,830	$30,804	$105,340	$100,350

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share and per share amounts)

(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Loss on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2012	$551,559	$1,113,541	$38,639	$(45,645)	$(36,397)	$(156,699)	$1,464,998

Net income	—	123,861	—	—	—	—	123,861
Cumulative translation adjustment	—	—	(23,109)	—	—	—	(23,109)
Pension and other postretirement adjustments (net of tax of $1,245)	—	—	—	2,211	—	—	2,211
Amortization of forward starting swaps (net of tax of $1,363)	—	—	—	—	2,377	—	2,377
Issuance 1,031,401 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans (net of tax of $3,140)	27,842	—	—	—	—	—	27,842
Repurchase of 1,629,561 shares of common stock	—	—	—	—	—	(86,719)	(86,719)
Unvested shares surrendered for tax withholding	—	—	—	—	—	(1,772)	(1,772)
Share-based compensation	7,595	—	—	—	—	—	7,595
Cash dividends declared — $.46 per common share	—	(37,792)	—	—	—	—	(37,792)

Balance, June 30, 2013	$586,996	$1,199,610	$15,530	$(43,434)	$(34,020)	$(245,190)	$1,479,492

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$123,861	$106,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,847	18,092
Amortization of intangible assets	22,069	20,301
Amortization of debt issuance expenses	849	637
Share-based compensation expense	9,489	8,176
Deferred income taxes	(64)	3,537
Excess tax benefit from share based compensation	(4,771)	(2,456)
Non-cash interest expense associated with forward starting swaps	3,740	3,845
Changes in:
Receivables	(13,156)	(7,390)
Inventories	5,380	787
Other current assets	4,743	(8,596)
Trade accounts payable	11,480	(1,213)
Accrued expenses	83	(1,242)
Other — net	(36)	(1,522)

Net cash flows provided by operating activities	181,514	139,478
Cash flows from investing activities
Cash purchases of property, plant and equipment	(15,822)	(18,688)
Acquisition of businesses, net of cash acquired	(36,849)	(34,201)
Other — net	(130)	(90)

Net cash flows used in investing activities	(52,801)	(52,979)
Cash flows from financing activities
Borrowings under revolving facilities for acquisitions	34,648	20,000
Borrowings under revolving facilities	28,425	31,510
Payments under revolving facilities	(31,824)	(102,298)
Dividends paid	(35,421)	(30,892)
Proceeds from stock option exercises	22,983	27,976
Excess tax benefit from stock-based compensation	4,771	2,456
Purchase of common stock	(84,479)	(36,042)
Unvested shares surrendered for tax withholding	(1,772)	(2,265)
Other	(3,181)	(1,292)

Net cash flows used in financing activities	(65,850)	(90,847)
Effect of exchange rate changes on cash and cash equivalents	(7,238)	(4,801)

Net increase (decrease) in cash	55,625	(9,149)
Cash and cash equivalents at beginning of year	318,864	230,259

Cash and cash equivalents at end of period	$374,489	$221,110

Supplemental cash flow information
Cash paid for:
Interest	$16,557	$20,658
Income taxes	25,445	31,521
Significant non-cash activities:
Debt acquired with acquisition of business	—	4,680

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

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

2.    Restructuring

During 2012, the Company recorded restructuring costs as a part of 2011 restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The costs incurred related to these initiatives are included in Restructuring expenses in the Consolidated Statements of Operations while the related accruals are included in Accrued expenses in the Consolidated Balance Sheets. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of asset disposals or impairments, the termination of a defined benefit plan, legal costs and relocation charges. During the three and six months ended June 30, 2012, the Company recorded $2.6 million and $7.5 million, respectively, of pre-tax restructuring expenses related to its 2011 restructuring initiative for employee

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

severance related to employee reductions across various functional areas as well as facility rationalization. The 2011 restructuring initiatives included severance benefits for 406 employees. These initiatives were completed by the end of 2012 and no further restructuring is currently planned. Severance payments are expected to be fully paid in the next six months using cash from operations.

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

Restructuring accruals of $1.3 million and $10.9 million at June 30, 2013 and December 31, 2012, respectively, are reflected in Accrued expenses in the Consolidated Balance Sheets as follows:

(In thousands)
Balance at January 1, 2013	$10,887
Restructuring expenses	—
Payments/utilization	(9,555)

Balance at June 30, 2013	$1,332

3.    Acquisitions

All of the Company’s acquisitions have been accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition.

2013 Acquisitions

On March 18, 2013, the Company acquired the assets of FTL Seals Technology, Ltd (“FTL”). FTL specializes in the design and application of high integrity rotary seals, specialty bearings, and other custom products for the oil & gas, mining, power generation, and marine markets. Located in Leeds, England, FTL has annual revenues of approximately $22.5 million (£15.0 million). FTL, along with Precision Polymer Engineering

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

(“PPE”), operates within the Health & Science Technologies segment as part of the Sealing Solutions group (formerly the Containment group) and will expand the range of PPE’s technology expertise and markets served. FTL was acquired for an aggregate purchase price of $34.5 million (£23.1 million) in cash. The entire purchase price was funded with borrowings under the Company’s revolving credit facility. Goodwill and intangible assets recognized as part of this transaction were $18.0 million and $13.0 million, respectively. The $18.0 million of goodwill is not deductible for tax purposes.

The purchase price for FTL has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. The Company is in the process of finalizing appraisals of intangible assets and it is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the business become known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

(In thousands)
Accounts receivable	$3,454
Inventory	4,524
Other current assets, net of cash acquired	131
Property, plant and equipment	1,357
Goodwill	17,994
Intangible assets	13,016

Total assets acquired	40,476
Total liabilities assumed	(5,939)

Net assets acquired	$34,537

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

The Company incurred $1.4 million of acquisition-related transaction costs in 2013. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company incurred $1.8 million of non-cash acquisition fair value inventory charges in 2013. These charges were recorded in cost of sales.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

2012 Acquisitions

On April 11, 2012, the Company acquired the stock of Precision Photonics Corporation (“PPC”). PPC specializes in optical components and coatings for applications in the fields of scientific research, aerospace, telecommunications and electronics manufacturing. Located in Boulder, Colorado, PPC operates within the Health & Science Technologies segment as a part of the IDEX Optics & Photonics platform. The Company acquired PPC for an aggregate purchase price of $20.6 million in cash, which was funded from operations. Goodwill and intangible assets recognized as part of this transaction were $13.9 million and $5.1 million, respectively. The $13.9 million of goodwill is not deductible for tax purposes.

On April 30, 2012, the Company acquired the stock of ERC. ERC is a leader in the manufacture of gas liquid separations and detection solutions for the life science, analytical instrumentation and clinical chemistry markets. ERC’s pioneering products include in-line membrane vacuum degassing solutions, refractive index detectors and ozone generation systems. ERC’s original equipment degassing solutions are considered the “standard” for many of the world’s leading instrument producers. Located in Kawaguchi, Japan, ERC operates as part of the Scientific Fluidics (formerly IDEX Health & Science) platform within the Health & Science Technologies segment. The Company acquired ERC for an aggregate purchase price of $18.0 million (¥1.47 billion), consisting of $13.3 million in cash and assumption of approximately $4.7 million of debt. The cash payment was financed with borrowings under the Company’s revolving credit facility. Goodwill and intangible assets recognized as part of this transaction were $8.5 million and $5.6 million, respectively. The $8.5 million of goodwill is not deductible for tax purposes.

On July 20, 2012, the Company acquired the stock of Matcon. Matcon is a global leader in material processing solutions for high value powders used in the manufacture of pharmaceuticals, food, plastics, and fine chemicals. Matcon’s innovative products include the original cone valve powder discharge system and filling, mixing and packaging systems, all of which support their customers’ automation and process requirements. Matcon’s products are critical to their customers’ need to maintain clean, reliable and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing. Located in Evesham, Worcestershire, England, Matcon operates within the Health & Science Technologies segment as part of the Materials Process Technologies platform. The Company acquired Matcon for an aggregate purchase price of $45.8 million (£29.1 million), consisting of $35.0 million in cash, $2.4 million of working capital adjustments paid in the second quarter of 2013, and contingent consideration valued at $8.4 million as of the opening balance sheet date. The contingent consideration amount is based on Matcon’s 2012 and 2013 earnings before interest, income taxes, depreciation and amortization. The Company paid $3.8 million in April 2013 for settlement of the 2012 contingent consideration. Based on potential outcomes, the undiscounted amount of the remaining future payment that the Company could be required to pay under the contingent consideration arrangement is estimated between $0 and $4.9 million. As of June 30, 2013, the Company has $4.9 million accrued for the 2013 contingent consideration. Approximately $15.0 million of the cash portion of the purchase price was financed with borrowings under the revolving credit facility. Goodwill and intangible assets recognized as part of this transaction were $28.0 million and $14.1 million, respectively. The $28.0 million of goodwill is not deductible for tax purposes.

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

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the water and wastewater industries. The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, semiconductor, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.

Information on the Company’s business segments is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net sales:
Fluid & Metering Technologies:
External customers	$225,214	$210,365	$436,621	$422,831
Intersegment sales	274	350	622	602

Total group sales	225,488	210,715	437,243	423,433

Health & Science Technologies:
External customers	179,111	168,742	350,785	341,963
Intersegment sales	1,756	1,821	2,950	2,386

Total group sales	180,867	170,563	353,735	344,349

Fire & Safety/Diversified Products:
External customers	114,120	115,037	225,487	218,767
Intersegment sales	116	887	262	1,207

Total group sales	114,236	115,924	225,749	219,974

Intersegment elimination	(2,146)	(3,058)	(3,834)	(4,195)

Total net sales	$518,445	$494,144	1,012,893	$983,561

Operating income:
Fluid & Metering Technologies	$56,115	$46,302	$104,194	$90,828
Health & Science Technologies	34,522	27,136	66,789	57,406
Fire & Safety/Diversified Products	23,676	26,098	51,908	49,786
Corporate office and other	(14,754)	(10,886)	(28,620)	(24,801)

Total operating income	99,559	88,650	194,271	173,219
Interest expense	10,597	10,536	21,154	21,198
Other income (expense)-net	(573)	(230)	706	(113)

Income before income taxes	$88,389	$77,884	$173,823	$151,908

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

	June 30, 2013	December 31, 2012
	(In thousands)
Assets:
Fluid & Metering Technologies	$1,042,770	$1,023,143
Health & Science Technologies	1,121,697	1,102,868
Fire & Safety/Diversified Products	492,171	488,886
Corporate office and other(1)	171,014	170,493

Total assets	$2,827,652	$2,785,390

(1) Includes intersegment eliminations.

5.    Earnings Per Common Share

Earnings per common share (“EPS”) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method, unvested shares, performance share units, and shares issuable in connection with certain deferred compensation agreements (“DCUs”).

ASC 260 “Earnings Per Share”, provides that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the more dilutive of the treasury stock method and the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $0 and $0.4 million for the three months ended June 30, 2013 and 2012, respectively. Net income attributable to common shareholders was reduced by $0.5 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.

Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Basic weighted average common shares outstanding	81,829	83,180	82,013	82,987
Dilutive effect of stock options, unvested shares, performance share units, and DCUs	905	910	930	1,004

Diluted weighted average common shares outstanding	82,734	84,090	82,943	83,991

Options to purchase approximately 0.6 million and 1.3 million shares of common stock for the three and six months ended June 30, 2013 and 2012, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

6.    Inventories

The components of inventories as of June 30, 2013 and December 31, 2012 were:

	June 30, 2013	December 31, 2012
	(In thousands)
Raw materials and component parts	$135,867	$139,229
Work-in-process	39,262	33,025
Finished goods	56,375	62,696

Total	$231,504	$234,950

Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2013, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
	(In thousands)
Balance at December 31, 2012	$524,325	$553,204	$244,198	$1,321,727
Foreign currency translation	(1,816)	(5,722)	(2,386)	(9,924)
Acquisitions and acquisition adjustments	—	17,994	—	17,994

Balance at June 30, 2013	$522,509	$565,476	$241,812	$1,329,797

ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company did not consider there to be a triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the six months ended June 30, 2013.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2013 and December 31, 2012:

	At June 30, 2013				At December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)				(In thousands)
Amortized intangible assets:
Patents	$10,538	$(4,560)	$5,978	11	$10,650	$(4,273)	$6,377
Trade names	103,106	(24,675)	78,431	16	103,113	(21,603)	81,510
Customer relationships	238,562	(105,660)	132,902	10	230,196	(93,273)	136,923
Non-compete agreements	3,706	(3,114)	592	3	3,505	(2,827)	678
Unpatented technology	74,351	(28,208)	46,143	11	74,758	(24,211)	50,547
Other	6,832	(3,948)	2,884	10	6,841	(3,604)	3,237

Total amortized intangible assets	437,095	(170,165)	266,930		429,063	(149,791)	279,272
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100

Total intangible assets	$499,195	$(170,165)	$329,030		$491,163	$(149,791)	$341,372

The unamortized Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired.

8.    Accrued Expenses

The components of accrued expenses as of June 30, 2013 and December 31, 2012 were:

	June 30, 2013	December 31, 2012
	(In thousands)
Payroll and related items	$52,954	$55,618
Management incentive compensation	10,985	15,974
Income taxes payable	16,828	10,284
Insurance	9,206	8,974
Warranty	4,812	4,875
Deferred revenue	12,576	9,682
Restructuring	1,332	10,887
Liability for uncertain tax positions	2,368	2,679
Accrued interest	1,721	1,713
Contingent consideration for acquisition	4,890	3,528
Other	26,323	25,962

Total accrued expenses	$143,994	$150,176

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

9.    Other Noncurrent Liabilities

The components of noncurrent liabilities as of June 30, 2013 and December 31, 2012 were:

	June 30, 2013	December 31, 2012
	(In thousands)
Pension and retiree medical obligations	$94,749	$96,853
Liability for uncertain tax positions	4,579	4,989
Deferred revenue	6,304	6,534
Contingent consideration for acquisition .	—	5,515
Other	14,547	14,484

Total other noncurrent liabilities	$120,179	$128,375

10.    Borrowings

Borrowings at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Revolving Facility	$55,000	$21,000
4.2% Senior Notes, due December 2021	349,234	349,197
4.5% Senior Notes, due December 2020	298,758	298,689
2.58% Senior Euro Notes, due June 2015	105,519	107,042
Other borrowings	6,947	10,648

Total borrowings	815,458	786,576
Less current portion	4,451	7,335

Total long-term borrowings	$811,007	$779,241

On June 27, 2011, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”), as borrowers , with Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, and other lenders party thereto which provided for a new revolving credit facility (the “Revolving Facility”). The Revolving Facility replaced the Company’s previous $600.0 million credit facility, which expired in December 2011.

The Revolving Facility is in an aggregate principal amount of $700.0 million with a maturity date of June 27, 2016. Up to $75.0 million of the Revolving Facility is available for the issuance of letters of credit. Additionally, up to $25.0 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.

Proceeds of the Revolving Facility are available for use for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments may not exceed $950.0 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. Under the Credit Agreement, Fast & Fluid Management Europe B.V., (“FME”) and IDEX UK Ltd. (“IDEX UK”) were approved by the lenders as designated borrowers. At June 30, 2013, FME and IDEX UK had no borrowings under the Revolving Facility.

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at June 30, 2013, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

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

At June 30, 2013, $55.0 million was outstanding under the Revolving Facility, with $9.7 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at June 30, 2013 of approximately $635.3 million.

On June 9, 2010, the Company completed a private placement of €81.0 million ($96.8 million) aggregate principal amount of 2.58% Series 2010 Senior Euro Notes due June 9, 2015 (“2.58% Senior Euro Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future, provided that the aggregate principal amount outstanding under the agreement at any time does not exceed $750.0 million. The 2.58% Senior Euro Notes bear interest at a rate of 2.58% per annum, which is payable semi-annually in arrears on each June 9th and December 9th and will mature on June 9, 2015. The 2.58% Senior Euro Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or a portion of the 2.58% Senior Euro Notes; provided that any such portion is greater than 5% of the aggregate principal amount of Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company would be required to pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2.58% Senior Euro Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the 2.58% Senior Euro Notes affected thereby may declare all the 2.58% Senior Euro Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2.58% Senior Euro Notes may declare all the 2.58% Senior Euro Notes to be due and payable immediately.

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

Other borrowings of $6.9 million at June 30, 2013 were comprised of capital leases, debt at international locations maintained for working capital purposes and international debt as a result of acquisitions. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 0.4% to 1.4% per annum.

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

As of June 30, 2013, the Company did not have any interest rate contracts outstanding.

The following table summarizes the loss reclassified into income for interest rate contracts for June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Interest rate agreements	$1,867	$1,920

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Interest rate agreements	$3,740	$3,845

Approximately $7.3 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at June 30, 2013 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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

The following table summarizes the basis used to measure the Company’s financial assets and (liabilities) at fair value on a recurring basis in the balance sheet at June 30, 2013 and December 31, 2012:

	Basis of Fair Value Measurements
	Balance at June 30, 2013	Level 1	Level 2	Level 3
	(In thousands)
Money market investment	$13,414	$13,414	$—	$—
Available for sale securities	2,970	2,970	—	—
Contingent consideration	(4,890)	—	—	(4,890)

	Basis of Fair Value Measurements
	Balance at December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money market investment	$11,165	$11,165	$—	$—
Available for sale securities	2,862	2,862	—	—
Contingent consideration	(9,043)	—	—	(9,043)

There were no transfers of assets or liabilities between Level 1 and Level 2 during the first six months of 2013 or 2012.

In determining the initial fair value of the contingent consideration potentially due on the acquisition of Matcon, the Company used probability weighted estimates adjusted for the time value of money. In April 2013, the Company paid $3.8 million on the contingent consideration arrangement based on Matcon’s 2012 operating results. The remaining $4.9 million represents management’s best estimate of the remaining liability, based on a range of outcomes of Matcon’s 2013 operating results and is expected to be paid during the first six months of 2014. At June 30, 2013, the $4.9 million of contingent consideration is included in Accrued expenses in the Consolidated Balance Sheet.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At June 30, 2013, the fair value of our Revolving Facility, 2.58% Senior Euro Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

approximately $837.2 million compared to the carrying value of $808.5 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

13.    Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
	(In thousands)
Cumulative translation adjustment	$4,144	$—	$4,144	$(26,731)	$—	$(26,731)
Pension and other postretirement adjustments	1,521	(583)	938	3,060	(1,095)	1,965
Reclassification adjustments for derivatives	1,867	(680)	1,187	1,920	(701)	1,219

Total other comprehensive income (loss)	$7,532	$(1,263)	$6,269	(21,751)	(1,796)	(23,547)

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
	(In thousands)
Cumulative translation adjustment	$(23,109)	$—	$(23,109)	$(11,700)	$—	$(11,700)
Pension and other postretirement adjustments	3,456	(1,245)	2,211	4,807	(1,719)	3,088
Reclassification adjustments for derivatives	3,740	(1,363)	2,377	3,845	(1,405)	2,440

Total other comprehensive income (loss)	$(15,913)	$(2,608)	(18,521)	(3,048)	(3,124)	(6,172)

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) to net income (loss) June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012	Income Statement Caption
Pension and other postretirement plans:
Amortization of service cost	$1,521	$3,060	$3,456	$4,807	Selling, general and administrative expense

Total before tax	1,521	3,060	3,456	4,807
Provision for income taxes	(583)	(1,095)	(1,245)	(1,719)

Total net of tax	$938	$1,965	$2,211	$3,088

Derivatives:
Reclassification adjustments	$1,867	$1,920	$3,740	$3,845	Interest expense

Total before tax	1,867	1,920	3,740	3,845
Provision for income taxes	(680)	(701)	(1,363)	(1,405)

Total net of tax	$1,187	$1,219	$2,377	$2,440

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

14.    Common and Preferred Stock

On October 22, 2012, the Company’s Board of Directors approved a $200.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or cash available under the Revolving Facility. During the first six months of 2013, the Company purchased a total of 1.6 million shares at a cost of $86.7 million, of which $2.2 million was settled in July 2013. During the first six months of 2012, the Company purchased 0.9 million shares at a cost of $36.0 million.

At June 30, 2013 and December 31, 2012, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at June 30, 2013 and December 31, 2012.

15.    Share-Based Compensation

During the six months ended June 30, 2013, the Company granted approximately 0.6 million stock options and 0.2 million unvested shares. During the six months ended June 30, 2012, the Company granted approximately 0.7 million stock options and 0.2 million unvested shares.

Beginning in 2013, the Company provides performance share units to selected key employees that may be earned based on IDEX total shareholder return over the three-year period following the date of grant. Performance share units (referred to as “TSR awards”) are expected to be made annually and are paid out at the end of a three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of IDEX common stock in relation to the total shareholder return of the S&P Midcap 400 Industrial Group for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 200 percent of the initial grant. A target payout of 100 percent is earned if total shareholder return is equal to the 50th percentile of the S&P Midcap 400 Industrial Group. Performance share units earn dividend equivalents for the award period, which will be paid to participants with the award payout at the end of the period based on the actual number of performance share units that are earned. Any payments made at the end of the award period will be in the form of stock. During the six months ended June 30, 2013, the Company granted approximately 0.1 million performance share units.

Weighted average performance share unit fair values and assumptions for the period specified are disclosed below. The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model.

Three and Six Months Ended June 30, 2013
Weighted average fair value of performance share units	$50.45
Dividend yield	0.00%
Volatility	28.99%
Risk-free forward interest rate	0.40%
Expected life (in years)	2.87

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of grant using the Binomial lattice option pricing model.

	Three Months Ended June 30,
	2013	2012
Weighted average fair value of option grants	$ 13.28	$ 11.23
Dividend yield	1.51%	1.83%
Volatility	30.76%	31.91%
Risk-free forward interest rate	0.14% - 3.94%	0.19% - 3.99%
Expected life (in years)	5.84	5.92

	Six Months Ended June 30,
	2013	2012
Weighted average fair value of option grants	$ 12.85	$ 11.44
Dividend yield	1.57%	1.58%
Volatility	30.94%	32.01%
Risk-free forward interest rate	0.17% - 4.10%	0.17% - 3.98%
Expected life (in years)	5.87	5.98

The Company’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s general policy is to issue newly issued shares of common stock to satisfy stock option exercises, grants of unvested shares and vesting of performance share units.

Total compensation cost for stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Cost of goods sold	$99	$189	$291	$482
Selling, general and administrative expenses	1,253	1,462	3,421	3,428

Total expense before income taxes	1,352	1,651	3,712	3,910
Income tax benefit	(445)	(492)	(1,182)	(1,200)

Total expense after income taxes	$907	$1,159	$2,530	$2,710

Total compensation cost for the unvested shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Cost of goods sold	$212	$197	$614	$603
Selling, general and administrative expenses	2,098	1,667	4,758	3,663

Total expense before income taxes	2,310	1,864	5,372	4,266
Income tax benefit	(609)	(477)	(1,319)	(1,140)

Total expense after income taxes	$1,701	$1,387	$4,053	$3,126

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

Total compensation cost for performance share units is as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(In thousands)
Cost of goods sold	$0	$0
Selling, general and administrative expenses	216	405

Total expense before income taxes	216	405
Income tax benefit	(77)	(114)

Total expense after income taxes	$139	$291

Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.

As of June 30, 2013, there was $11.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, $13.9 million of total unrecognized compensation cost related to unvested shares/units that is expected to be recognized over a weighted-average period of 1.2 years, and $2.1 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.4 years.

A summary of the Company’s stock option activity as of June 30, 2013, and changes during the six months ended June 30, 2013 is presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,223,742	$33.16	6.37	$43,106,153
Granted	619,385	50.27
Exercised	(813,702)	28.60
Forfeited/Expired	(62,421)	42.10

Outstanding at June 30, 2013	2,967,004	$37.79	6.95	$47,524,458

Vested and expected to vest at June 30, 2013	2,323,450	$37.33	6.71	$38,284,375
Exercisable at June 30, 2013	1,501,547	$31.12	5.24	$34,065,352

16.    Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended June 30,
	2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$326	$345	$547	$336
Interest cost	1,209	533	1,083	548
Expected return on plan assets	(1,310)	(260)	(1,186)	(260)
Net amortization	1,377	237	1,836	84

Net periodic benefit cost	$1,602	$855	$2,280	$708

IDEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

	Pension Benefits
	Six Months Ended June 30,
	2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$763	$684	$1,033	$678
Interest cost	2,152	1,052	2,175	1,105
Expected return on plan assets	(2,663)	(516)	(2,397)	(517)
Net amortization	2,991	468	3,427	167

Net periodic benefit cost	$3,243	$1,688	$4,238	$1,433

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$242	$191	$485	$381
Interest cost	227	228	454	457
Net amortization	6	(37)	11	(74)

Net periodic benefit cost	$475	$382	$950	$764

The Company previously disclosed in its financial statements for the year ended December 31, 2012, that it expected to contribute approximately $7.0 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2013. As of June 30, 2013, $3.4 million of contributions have been made to the defined benefit plans and $0.5 million has been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $4.0 million in 2013 to fund these plans.

17.    Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on its business, financial condition, results of operations or cash flows.

18.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $25.8 million in the second quarter of 2013 from $23.5 million in the second quarter of 2012. The effective tax rate decreased to 29.2% for the second quarter of 2013 compared to 30.2% in the second quarter of 2012, due to the mix of global pre-tax income among jurisdictions.

The provision for income taxes increased to $50.0 million in the first six months of 2013 from $45.4 million in the same period of 2012. The effective tax rate decreased to 28.7% for the first six months of 2013 compared to 29.9% in the same period of 2012, primarily due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, which reinstated the U.S. R&D credit retroactively to January 1, 2012, as well as the mix of global pre-tax income among jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.4 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Under the Private Securities Litigation Reform Act

The “Overview and Outlook” and the “Liquidity and Capital Resources” sections of this management’s discussion and analysis of financial condition and results of operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements relate to, among other things, operating results and are indicated by words or phrases such as “expects,” “should,” “will,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those statements. The risks and uncertainties include, but are not limited to, IDEX Corporation’s (“IDEX” or the “Company”) ability to integrate and operate acquired businesses on a profitable basis and other risks and uncertainties identified under the heading “Risk Factors” in item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and information contained in subsequent periodic reports filed by IDEX with the Securities and Exchange Commission. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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

The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, semiconductor, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications.

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

Some of our key financial highlights for the six months ended June 30, 2013 are as follows:

•	Sales of $1,013 million rose 3%; organic sales — excluding acquisitions and foreign currency translation — were flat from the prior year period.

•	Operating income of $194.3 million increased 12% compared to 2012.

•	Net income increased 16% to $123.9 million.

•	Diluted EPS of $1.49 increased 22 cents, or 17%, compared to 2012.

Our projected third quarter 2013 EPS is in the range of $0.72 to $0.74. Given the second quarter results and the projection of 3% full year organic revenue growth, we have increased our full year 2013 outlook — we now expect full year 2013 diluted EPS of $2.93 to $2.98.

Results of Operations

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2013 and 2012. Segment operating income excludes unallocated corporate operating expenses.

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

Consolidated Results in the Three Months Ended June 30, 2013 Compared with the Same Period of 2012

	Three Months Ended June 30,
(in thousands)	2013	2012
Net sales	$518,445	$494,144
Operating income	99,559	88,650
Operating margin	19.2%	17.9%
Depreciation and amortization	$20,077	$19,203
Depreciation and amortization as a percentage of net sales	3.9%	3.9%

Sales in the three months ended June 30, 2013 were $518.4 million, a 5% increase from the comparable period last year. This increase reflects a 2% increase in organic sales and 3% from acquisitions (ERC — April 2012, Matcon — July 2012, and FTL — March 2013). International sales represented approximately 49% of total sales in the current period compared with 51% in the same period in 2012.

For the second quarter of 2013, Fluid & Metering Technologies contributed 43% of sales and 49% of operating income; Health & Science Technologies accounted for 35% of sales and 30% of operating income; and Fire & Safety/Diversified Products represented 22% of sales and 21% of operating income.

Gross profit of $222.8 million in the second quarter of 2013 increased $19.7 million, or 9.7%, from 2012. Gross profit as a percentage of sales, or gross margin, was 43.0% in the second quarter of 2013 and 41.1% in 2012. The increase in gross margin primarily reflects volume leverage, improved productivity and benefits from prior period restructuring activities.

Selling, general and administrative (“SG&A”) expenses increased to $123.3 million in the second quarter of 2013 from $111.9 million in 2012. The $11.4 million increase reflects approximately $4.1 million of incremental costs from new acquisitions, a $1.0 million charge related to the closure of our Conshohocken facility, and $6.3 million of volume related expenses. As a percentage of sales, SG&A expenses were 23.8% for 2013 and 22.6% for 2012.

During the three months ended June 30, 2012, the Company recorded pre-tax restructuring expenses totaling $2.6 million. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas, the termination of a defined benefit pension plan and facility rationalization resulting from the Company’s cost savings initiatives.

Operating income of $99.6 million in the second quarter of 2013 was up from the $88.7 million recorded in 2012, primarily from an increase in volume and improved productivity. Operating income as a percentage of sales, or operating margin, of 19.2% in the second quarter of 2013 was up from 17.9% in 2012. The increase is primarily due to volume leverage and improved productivity from prior period, and due to 2012 operating margin being negatively impacted by $2,6 million of restructuring charges.

Other expense, net was $0.6 million in the second quarter of 2013 compared with $0.2 million recorded in 2012, primarily due to higher losses on foreign currency.

Interest expense increased slightly to $10.6 million in 2013 from $10.5 million in 2012.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $25.8 million in the second quarter of 2013 compared to $23.5 million in the second quarter of 2012. The effective tax rate decreased to 29.2% for the second quarter of 2013 compared to 30.2% in the second quarter of 2012 due to the mix of global pre-tax income among jurisdictions.

Net income for the current quarter of $62.6 million increased from the $54.4 million in 2012. Diluted earnings per share in the second quarter of 2013 of $0.76 increased $0.11, or 17%, compared with 2012.

Fluid & Metering Technologies Segment

	Three Months Ended June 30,
(in thousands)	2013	2012
Net sales	$225,488	$210,715
Operating income	56,115	46,302
Operating margin	24.9%	22.0%
Depreciation and amortization	$7,012	$7,408
Depreciation and amortization as a percentage of net sales	3.1%	3.5%

Sales of $225.5 million increased $14.8 million, or 7%, in the second quarter of 2013 compared with 2012. This sales increase is entirely attributed to organic growth. In the second quarter of 2013, organic sales increased approximately 10% domestically and 3% internationally. Organic sales to customers outside the U.S. were approximately 44% of total segment sales during the second quarter of 2013, compared with 47% in 2012.

Sales increased across all platforms and groups of the Fluid & Metering Technologies segment, compared to the second quarter of 2012. The increase within our Energy platform was primarily due to the continued rebound in our North American LPG market and global truck manufacturing. Sales increased within our Chemical, Food & Process platform primarily due to strength of chemical markets and large projects in Asia and the Middle East. The increase in sales within our Diaphragm & Dosing Pump Technology platform is mainly attributed to strength in the oil and gas markets. Sales within our Agricultural group increased due to strong seasonal demand. The sales increase within our Water Services & Technology group is primarily attributable to increased demands for new systems.

Operating income and operating margin of $56.1 million and 24.9%, respectively, were higher than the $46.3 million and 22.0% recorded in the second quarter of 2012, primarily due to volume leverage and the continued benefit of cost-out actions.

Health & Science Technologies Segment

	Three Months Ended June 30,
(in thousands)	2013	2012
Net sales	$180,867	$170,563
Operating income	34,522	27,136
Operating margin	19.1%	15.9%
Depreciation and amortization	$10,947	$9,559
Depreciation and amortization as a percentage of net sales	6.1%	5.6%

Sales of $180.9 million increased $10.3 million, or 6%, in the second quarter of 2013 compared with 2012. This reflects a 2% decrease in organic sales, 9% growth from acquisitions (ERC, Matcon and FTL) and 1% unfavorable foreign currency translation. In the second quarter of 2013, organic sales increased 3% domestically and decreased 7% internationally. Organic sales to customers outside the U.S. were approximately 50% of total segment sales in the second quarter of 2013, compared with 51% in 2012.

Sales within our MPT platform increased compared to the second quarter of 2012 primarily due to the Matcon acquisition and strength in the Asian food and pharmaceutical markets, partially offset by lower sales in North America. Sales increased compared to the second quarter of 2012 within our Scientific Fluidics platform due to a recovery in North American and Western European markets. Sales within our Sealing Solutions group increased compared to the second quarter of 2012 primarily due to the acquisition of FTL, and strong sales to the oil & gas and semiconductor markets. Sales within our Optics and Photonics platform decreased compared to the second quarter of 2012 due to continued weakness in the defense markets, lower catalog sales, and the exit of low margin business in 2013. Sales within our Industrial group decreased compared to the second quarter of 2012 due to softness in North American distributor sales, partially offset by slightly higher sales in the automotive end markets.

Operating income of $34.5 million in the second quarter of 2013 was higher than the $27.1 million recorded in 2012, primarily due to acquisitions, improved productivity and benefits from prior period restructuring actions. Operating margin of 19.1% in the second quarter of 2013 was an increase from 15.9% in 2012, due to 2012 being negatively impacted by $1.1 million of restructuring charges.

Fire & Safety/Diversified Products Segment

	Three Months Ended June 30,
(in thousands)	2013	2012
Net sales	$114,236	$115,924
Operating income	23,676	26,098
Operating margin	20.7%	22.5%
Depreciation and amortization	$1,741	$1,824
Depreciation and amortization as a percentage of net sales	1.5%	1.6%

Sales of $114.2 million decreased $1.7 million, or 1%, in the second quarter of 2013 compared with the second quarter of 2012. This decrease was purely organic. In the second quarter of 2013, organic sales decreased 1% domestically and 2% internationally. Organic sales to customers outside the U.S. were approximately 57% of total segment sales in the second quarter of 2013, compared with 59% in 2012.

Sales within our Dispensing group decreased due to lower North American replenishment sales in the second quarter of 2013 compared with the second quarter of 2012, partially offset by increased market share in emerging markets and new product introductions. The sales increase within our Band-It group was driven by new vehicle platforms in North America and continued cable management shipments in China. Sales within our Fire Suppression group increased as a result of a stable North American market and a strong project funnel in China. Sales within our Rescue group increased as a result of robust demand from emerging markets.

Operating income and operating margin of $23.7 million and 20.7%, respectively, were lower than the $26.1 million and 22.5% recorded in the second quarter of 2012, primarily due to a $1.0 million charge related to the closure of the Company’s Conshohocken, PA facility and lower volume.

Consolidated Results in the Six Months Ended June 30, 2013 Compared with the Same Period of 2012

	Six Months Ended June 30,
(in thousands)	2013	2012
Net sales	$1,012,893	$983,561
Operating income	194,271	173,219
Operating margin	19.2%	17.6%
Depreciation and amortization	$39,916	$38,393
Depreciation and amortization as a percentage of net sales	3.9%	3.9%

Sales in the six months ended June 30, 2013 were $1,013 million, a 3% increase from the comparable period last year. This increase is almost entirely due to acquisitions (ERC — April 2012, Matcon — July 2013, and FTL — March 2013). International sales represented approximately 51% of total sales in both the current period and the same period in 2012.

For the first six months of 2013, Fluid & Metering Technologies contributed 43% of sales and 47% of operating income; Health & Science Technologies accounted for 35% of sales and 30% of operating income; and Fire & Safety/Diversified Products represented 22% of sales and 23% of operating income.

Gross profit of $434.8 million in the first six months of 2013 increased $28.8 million, or 7.1%, from 2012. Gross margin of 42.9% in the first six months of 2013 increased from 41.3% for the same period in 2012 as a result of volume leverage, improved productivity and benefits from prior period restructuring activities.

SG&A expenses increased to $240.6 million in the first six months of 2013 from $225.3 million in 2012. The $15.3 million increase reflects approximately $7.6 million of incremental costs from new acquisitions, a $1.0 million charge related to the closure of our Conshohocken facility and $6.7 million of volume related expenses. As a percentage of sales, SG&A expenses were 23.8% for 2013 and 22.9% for 2012.

During the six months ended June 30, 2012, the Company recorded pre-tax restructuring expenses totaling $7.5 million. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas, the termination of a defined benefit pension plan and facility rationalization resulting from the Company’s cost savings initiatives.

Operating income of $194.3 million in the first six months of 2013 was up from the $173.2 million recorded in 2012, primarily reflecting an increase in volume and improved productivity. Operating margin of 19.2% in the first six months of 2013 was up from 17.6% in 2012 primarily due to improved productivity and benefits from prior period restructuring as well as 2012 operating margin being negatively impacted by restructuring-related charges.

Other income, net of $0.7 million in 2013 was greater than other expense, net of $0.1 million in 2012, primarily due to higher losses in foreign currency in 2012.

Interest expense was $21.2 million in 2013 and 2012.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $50.0 million for the first six months of 2013 compared to $45.4 in the same period in 2012. The effective tax rate decreased to 28.7% for the first six months of 2012 compared to 29.9% in the same period of 2012 primarily due to the enactment of the American Taxpayer Relief Act of 2012 in January 2013, which reinstated the U.S. R&D credit retroactively to January 1, 2012, as well as the mix of global pre-tax income among jurisdictions.

Net income for the current period of $123.9 million increased from the $106.5 million earned in 2012. Diluted earnings per share in the first six months of 2013 of $1.49 increased $0.22, or 17%, compared with 2012.

Fluid & Metering Technologies Segment

	Six Months Ended June 30,
(in thousands)	2013	2012
Net sales	$437,243	$423,433
Operating income	104,194	90,828
Operating margin	23.8%	21.5%
Depreciation and amortization	$13,972	$14,948
Depreciation and amortization as a percentage of net sales	3.2%	3.5%

Sales of $437.2 million increased $13.8 million, or 3%, in the first six months of 2013 compared with 2012. This sales increase was almost entirely attributable to organic growth as organic sales increased approximately 6% domestically and less than 1% internationally. Organic sales to customers outside the U.S. were approximately 45% of total segment sales during the first six months of 2013, compared with 47% in 2012.

Sales within our Energy platform increased compared to the first six months of 2012 due to the continued rebound in the North American LPG market, and project sales to emerging markets, which was partially offset by weakness in certain European markets due to general economic conditions. Sales within our Chemical, Food & Process platform increased compared to the first six months of 2012 due to strength in chemical markets and large projects in emerging markets, partially offset by weak general industrial demand in the first three months of 2013. Sales within our Agricultural group increased due to robust demand in North America. Our Water Services & Technology group saw increased sales based on demand for new systems and a stabilization of municipal water markets in North America.

Operating income and operating margin of $104.2 million and 23.8%, respectively, were higher than the $90.8 million and 21.5% recorded in the first six months of 2012, primarily due to volume strength and the continued benefit of prior period restructuring actions.

Health & Science Technologies Segment

	Six Months Ended June 30,
(in thousands)	2013	2012
Net sales	$353,735	$344,349
Operating income	66,789	57,406
Operating margin	18.9%	16.7%
Depreciation and amortization	$21,739	$19,020
Depreciation and amortization as a percentage of net sales	6.1%	5.5%

Sales of $353.7 million increased $9.4 million, or 3%, in the first six months of 2013 compared with 2012. This increase reflects a 4% decrease in organic sales, 8% growth from acquisitions (ERC, Matcon, and FTL) and 1% unfavorable foreign currency translation. Organic sales in the first six months of 2013 were flat domestically and down 8% internationally. Organic sales to customers outside the U.S. were approximately 52% of total segment sales in the first six months of 2013, compared with 52% in 2012.

Sales within our MPT platform increased compared to the first six months of 2013 primarily due to the Matcon acquisition and strength in the Asian food and pharmaceutical markets, partially offset by lower sales in North America. Sales within our Scientific Fluidics platform increased compared to the first six months of 2013 due to growth across the globe within the Life Sciences end market. Sales within our Sealing Solutions group increased compared to the first six months of 2013 primarily due to the acquisition of FTL as well as strong sales to the oil & gas and semiconductor markets. Sales within our Optics and Photonics platform decreased compared to the first six months of 2012 due to continued weakness in the defense and research markets, lower catalog sales, and the exit of low margin business. Sales within our Industrial group decreased compared to the first six months of 2012 due to lower North American distributor sales, partially offset by slightly higher sales in the automotive end markets.

Operating income of $66.8 million and operating margin of 18.9% in the first six months of 2013 was up from the $57.4 million and 16.7% recorded in 2012 , primarily due to volume leverage, improved productivity and benefits from prior period restructuring activities and also due to 2012 being negatively impacted by $2.6 million of restructuring charges.

Fire & Safety/Diversified Products Segment

	Six Months Ended June 30,
(in thousands)	2013	2012
Net sales	$225,749	$219,974
Operating income	51,908	49,786
Operating margin	23.0%	22.6%
Depreciation and amortization	$3,449	$3,603
Depreciation and amortization as a percentage of net sales	1.5%	1.6%

Sales of $225.7 million increased $5.8 million, or 3%, in the first six months of 2013 compared with the first six months of 2012. This increase was almost entirely attributable to organic growth as organic sales increased 4% domestically and 2% internationally. Organic sales to customers outside the U.S. were approximately 58% of total segment sales in the first six months of 2013, compared with 59% in 2012.

Sales within our Dispensing group decreased due to softness in the European markets. The sales increase within our Band-It group was driven by new vehicle platforms in North America and continued cable management shipments in China. Sales within our Fire Suppression group increased as a result of international markets, particularly China and Eastern Europe and new products in adjacent markets. Sales within our Rescue group increased as a result of robust demand from emerging markets.

Operating income and operating margin of $51.9 million and 23.0%, respectively, were higher than the $49.8 million and 22.6% recorded in the first six months of 2012, primarily due to favorable mix and improved productivity, gained market share in emerging markets and profitability from the facility consolidation in North America, partially offset by a $1.0 million charge related to the closure of our Conshohocken facility.

Liquidity and Capital Resources

At June 30, 2013, working capital was $641.4 million and the current ratio was 3.2 to 1. Cash flows from operating activities for the first six months of 2013 increased $42.0 million, or 30%, to $181.5 million compared to the first six months of 2012 mainly due to higher earnings and improved working capital.

Cash flows provided by operating activities were more than adequate to fund capital expenditures of $15.8 million and $18.7 million in the first six months of 2013 and 2012, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.

The Company maintains the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At June 30, 2013, there were $55.0 million in outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $9.7 million. The net available borrowing capacity under the Revolving Facility at June 30, 2013, was approximately 635.3 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at June 30, 2013, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At June 30, 2013, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 10.66 to 1 and the leverage ratio was 1.88 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes, other than cross-default provisions.

On October 22, 2012, the Company’s Board of Directors approved a $200.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or cash available under the revolving facility. During the six months ended June 30, 2013, the Company purchased 1.6 million shares at a cost of $86.7 million, of which $2.2 million was settled in July 2013. As of June 30, 2013, the Company had $148.7 million remaining from the October 22, 2012 authorized repurchase.

The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest on all borrowings, pension and postretirement funding requirements, authorized share repurchases and annual dividend payments to holders of the Company’s stock for the remainder of 2013 and 2014. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. At June 30, 2013, $55.0 million was outstanding under the Revolving Facility, with $9.7 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at June 30, 2013 of approximately $635.3 million.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2013, that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company and six of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. Such components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance, subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover such settlements and legal costs, or how insurers may respond to claims that are tendered to them. Claims have been filed in jurisdictions throughout the United States. Most of the claims resolved to date have been dismissed without payment. The balance has been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flow.

The Company is also party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flow.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about Company purchases of its common stock during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	322,315	$51.54	322,315	$183,172,334
May 1, 2013 to May 31, 2013	351,705	$54.77	351,705	$163,907,998
June 1, 2013 to June 30, 2013	282,299	$53.81	282,299	$148,718,089

Total	956,319	$53.40	956,319	$148,718,089

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

August 5, 2013

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

*101

The following financial information from IDEX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith