Form 10-Q
period 2013-09-30
IDEX CORP /DE/
filed 2013-10-31
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of October 28, 2013: 81,119,481.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$399,805	$318,864
Receivables, less allowance for doubtful accounts of $6,269 at September 30, 2013 and $5,596 at December 31, 2012	255,977	256,095
Inventories — net	236,771	234,950
Other current assets	58,216	71,956
Total current assets	950,769	881,865
Property, plant and equipment — net	214,253	219,161
Goodwill	1,344,176	1,321,727
Intangible assets — net	321,400	341,372
Other noncurrent assets	18,783	21,265
Total assets	$2,849,381	$2,785,390
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$130,683	$117,341
Accrued expenses	155,235	150,176
Current portion of long-term debt and short-term borrowings	4,379	7,335
Dividends payable	18,745	16,575
Total current liabilities	309,042	291,427
Long-term borrowings	780,043	779,241
Deferred income taxes	126,006	121,349
Other noncurrent liabilities	119,766	128,375
Total liabilities	1,334,857	1,320,392
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 89,050,455 shares at September 30, 2013 and 87,732,405 shares at December 31, 2012	891	877
Additional paid-in capital	598,522	550,682
Retained earnings	1,244,804	1,113,541
Treasury stock at cost: 7,551,016 shares at September 30, 2013 and 5,005,518 shares at December 31, 2012	(298,474)	(156,699)
Accumulated other comprehensive loss	(31,219)	(43,403)
Total shareholders’ equity	1,514,524	1,464,998
Total liabilities and shareholders’ equity	$2,849,381	$2,785,390
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$490,617	$479,859	$1,503,510	$1,463,420
Cost of sales	279,108	285,019	857,155	862,578
Gross profit	211,509	194,840	646,355	600,842
Selling, general and administrative expenses	114,140	107,167	354,715	332,431
Restructuring expenses	—	7,085	—	14,604
Operating income	97,369	80,588	291,640	253,807
Other income (expense) — net	(188)	132	518	19
Interest expense	10,570	10,536	31,724	31,734
Income before income taxes	86,611	70,184	260,434	222,092
Provision for income taxes	22,812	20,057	72,774	65,443
Net income	$63,799	$50,127	$187,660	$156,649
Basic earnings per common share	$0.78	$0.60	$2.28	$1.88
Diluted earnings per common share	$0.78	$0.60	$2.27	$1.87
Share data:
Basic weighted average common shares outstanding	81,259	82,482	81,762	82,820
Diluted weighted average common shares outstanding	82,218	83,370	82,701	83,785
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$63,799	$50,127	$187,660	$156,649
Other comprehensive income
Reclassification adjustments for derivatives, net of tax	1,174	1,204	3,551	3,644
Pension and other postretirement adjustments, net of tax	696	1,428	2,907	4,516
Cumulative translation adjustment	28,835	23,335	5,726	11,635
Other comprehensive income	30,705	25,967	12,184	19,795
Comprehensive income	$94,504	$76,094	$199,844	$176,444
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share and per share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Loss on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2012	$551,559	$1,113,541	$38,639	$(45,645)	$(36,397)	$(156,699)	$1,464,998
Net income	—	187,660	—	—	—	—	187,660
Cumulative translation adjustment	—	—	5,726	—	—	—	5,726
Pension and other postretirement adjustments (net of tax of $1,877)	—	—	—	2,907	—	—	2,907
Amortization of forward starting swaps (net of tax of $2,036)	—	—	—	—	3,551	—	3,551
Issuance of 1,318,268 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans (net of tax of $4,024)	37,240	—	—	—	—	—	37,240
Repurchase of 2,510,306 shares of common stock	—	—	—	—	—	(139,994)	(139,994)
Unvested shares surrendered for tax withholding	—	—	—	—	—	(1,781)	(1,781)
Share-based compensation	10,614	—	—	—	—	—	10,614
Cash dividends declared - $.69 per common share		(56,397)					(56,397)
Balance, September 30, 2013	$599,413	$1,244,804	$44,365	$(42,738)	$(32,846)	$(298,474)	$1,514,524
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$187,660	$156,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,413	27,204
Amortization of intangible assets	33,282	30,734
Amortization of debt issuance expenses	1,275	1,109
Share-based compensation expense	13,464	11,162
Deferred income taxes	1,184	4,621
Excess tax benefit from share based compensation	(6,897)	(3,295)
Non-cash interest expense associated with forward starting swaps	5,587	5,743
Changes in:
Receivables	2,954	(8,199)
Inventories	2,644	9,187
Other current assets	7,381	(7,216)
Trade accounts payable	13,209	(2,797)
Accrued expenses	11,062	15,929
Other — net	692	(333)
Net cash flows provided by operating activities	299,910	240,498
Cash flows from investing activities
Cash purchases of property, plant and equipment	(23,140)	(28,108)
Acquisition of businesses, net of cash acquired	(36,849)	(69,021)
Other — net	(217)	(365)
Net cash flows used in investing activities	(60,206)	(97,494)
Cash flows from financing activities
Borrowings under revolving facilities for acquisitions	34,648	35,000
Borrowings under revolving facilities	28,426	69,503
Payments under revolving facilities	(67,009)	(130,395)
Dividends paid	(53,957)	(47,552)
Proceeds from stock option exercises	29,838	35,015
Excess tax benefit from stock-based compensation	6,897	3,295
Purchase of common stock	(137,272)	(75,174)
Unvested shares surrendered for tax withholding	(1,781)	(2,326)
Other	(3,181)	(1,240)
Net cash flows used in financing activities	(163,391)	(113,874)
Effect of exchange rate changes on cash and cash equivalents	4,628	1,114
Net increase in cash	80,941	30,244
Cash and cash equivalents at beginning of year	318,864	230,259
Cash and cash equivalents at end of period	$399,805	$260,503

Supplemental cash flow information
Cash paid for:
Interest	$17,431	$22,610
Income taxes	48,161	62,053
Significant non-cash activities:
Contingent consideration for acquisition	—	8,370
Debt acquired with acquisition of business	—	4,680
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year.
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

2.    Restructuring
During 2012, the Company recorded restructuring costs as a part of 2011 restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The costs incurred related to these initiatives are included in Restructuring expenses in the Consolidated Statements of Operations while the related accruals are included in Accrued expenses in the Consolidated Balance Sheets. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of asset disposals or impairments, the termination of a defined benefit plan, legal costs and relocation charges. During the three and nine months ended September 30, 2012, the Company recorded $7.1 million and $14.6 million, respectively, of pre-tax restructuring expenses related to its 2011 restructuring initiative for employee severance related to employee reductions across various functional areas as well as facility rationalization. The 2011 restructuring initiatives included severance benefits for 226 employees. These initiatives were completed by the end of 2012 and severance payments are expected to be fully paid by December 31, 2013 using cash from operations.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)

Pre-tax restructuring expenses, by segment, for the three months ended September 30, 2012, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$698	$26	$724
Health & Science Technologies	2,700	475	3,175
Fire & Safety/Diversified Products	450	1,618	2,068
Corporate/Other	1,118	—	1,118
Total restructuring costs	$4,966	$2,119	$7,085
Pre-tax restructuring expenses, by segment, for the nine months ended September 30, 2012, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$3,666	$36	$3,702
Health & Science Technologies	4,607	1,175	5,782
Fire & Safety/Diversified Products	730	2,910	3,640
Corporate/Other	1,281	199	1,480
Total restructuring costs	$10,284	$4,320	$14,604
Restructuring accruals of $0.6 million and $10.9 million at September 30, 2013 and December 31, 2012, respectively, are reflected in Accrued expenses in the Consolidated Balance Sheets as follows:

(In thousands)
Balance at January 1, 2013	$10,887
Restructuring expenses	—
Payments/utilization	(10,279)
Balance at September 30, 2013	$608

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
The purchase price for FTL has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. The Company is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)

additional information relative to the fair values of the assets and liabilities of the business become known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.
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
The Company incurred $1.4 million of acquisition-related transaction costs in the nine months ended September 30, 2013. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company incurred $1.8 million of non-cash acquisition fair value inventory charges in 2013. These charges were recorded in cost of sales.
2012 Acquisitions
On April 11, 2012, the Company acquired the stock of Precision Photonics Corporation ("PPC"). PPC specializes in optical components and coatings for applications in the fields of scientific research, aerospace, telecommunications and electronics manufacturing. Located in Boulder, Colorado, PPC operates within the Health & Science Technologies segment as a part of the IDEX Optics & Photonics platform. The Company acquired PPC for an aggregate purchase price of $20.6 million in cash, which was funded from operations. Goodwill and intangible assets recognized as part of this transaction were $13.9 million and $5.1 million, respectively. The $13.9 million of goodwill is not deductible for tax purposes.

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
On July 20, 2012, the Company acquired the stock of Matcon. Matcon is a global leader in material processing solutions for high value powders used in the manufacture of pharmaceuticals, food, plastics, and fine chemicals. Matcon’s innovative products include the original cone valve powder discharge system and filling, mixing and packaging systems, all of which support their customers’ automation and process requirements. Matcon’s products are critical to their customers’ need to maintain clean, reliable and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing. Located in Evesham, Worcestershire, England, Matcon operates within the Health & Science Technologies segment as part of the Materials Process Technologies platform. The Company acquired Matcon for an aggregate purchase price of $45.8 million (£29.1 million), consisting of $35.0 million in cash, $2.4 million of working capital adjustments, and contingent consideration valued at $8.4 million as of the opening balance sheet date. The contingent consideration amount is based on Matcon's 2012 and 2013 earnings before interest, income taxes, depreciation and amortization. The Company paid $3.8 million in April 2013 for settlement of the 2012 contingent consideration. Based on potential outcomes, the undiscounted amount of the remaining future payments that the Company could be required to pay under the contingent consideration arrangement is estimated between $0 and $4.9 million. As of September 30, 2013, the Company has $4.9 million accrued for the 2013 contingent consideration. Approximately $15.0 million of the cash portion of the purchase price was financed with borrowings under the revolving credit facility. Goodwill and intangible assets recognized as part of this transaction were $28.0 million and $14.1 million, respectively. The $28.0 million of goodwill is not deductible for tax purposes.
The purchase price for PPC, ERC and Matcon was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition.

4.    Business Segments
The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products.
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the water and wastewater industries. The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, semiconductor, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.
Information on the Company’s business segments is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net sales:
Fluid & Metering Technologies:
External customers	$212,054	$197,620	$648,675	$620,451
Intersegment sales	283	380	905	982
Total group sales	212,337	198,000	649,580	621,433
Health & Science Technologies:
External customers	177,674	174,351	528,459	516,314
Intersegment sales	954	1,874	3,904	4,260
Total group sales	178,628	176,225	532,363	520,574
Fire & Safety/Diversified Products:
External customers	100,889	107,888	326,376	326,655
Intersegment sales	188	311	450	1,518
Total group sales	101,077	108,199	326,826	328,173
Intersegment elimination	(1,425)	(2,565)	(5,259)	(6,760)
Total net sales	$490,617	$479,859	$1,503,510	$1,463,420
Operating income:
Fluid & Metering Technologies	$51,736	$41,649	$155,930	$132,477
Health & Science Technologies	36,775	27,305	103,564	84,711
Fire & Safety/Diversified Products	22,119	24,738	74,027	74,524
Corporate office and other	(13,261)	(13,104)	(41,881)	(37,905)
Total operating income	97,369	80,588	291,640	253,807
Interest expense	10,570	10,536	31,724	31,734
Other income (expense)-net	(188)	132	518	19
Income before income taxes	$86,611	$70,184	$260,434	$222,092

	September 30, 2013	December 31, 2012
	(In thousands)
Assets:
Fluid & Metering Technologies	$1,053,338	$1,023,143
Health & Science Technologies	1,133,401	1,102,868
Fire & Safety/Diversified Products	495,163	488,886
Corporate office and other(1)	167,479	170,493
Total assets	$2,849,381	$2,785,390

(1)	Includes intersegment eliminations.

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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)

ASC 260 “Earnings Per Share” provides that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the more dilutive of the treasury stock method and the two-class method prescribed by ASC 260. For the purposes of calculating diluted EPS, net income attributable to common shareholders was reduced by $0.3 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively and by $0.8 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively.
Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Basic weighted average common shares outstanding	81,259	82,482	81,762	82,820
Dilutive effect of stock options, unvested shares, performance share units and DCUs	959	888	939	965
Diluted weighted average common shares outstanding	82,218	83,370	82,701	83,785
Options to purchase approximately 0.03 million and 0.6 million shares of common stock for the three and nine months ended September 30, 2013, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive. Options to purchase approximately 1.3 million shares of common stock for the three and nine months ended September 30, 2012, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

6.    Inventories
The components of inventories as of September 30, 2013 and December 31, 2012 were:

	September 30, 2013	December 31, 2012
	(In thousands)
Raw materials and component parts	$139,856	$139,229
Work-in-process	40,652	33,025
Finished goods	56,263	62,696
Total	$236,771	$234,950
Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

7.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2013, by reportable business segment, were as follows:

(In thousands)	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2012	$524,325	$553,204	$244,198	$1,321,727
Foreign currency translation	1,973	(465)	2,947	4,455
Acquisitions	—	17,994	—	17,994
Balance at September 30, 2013	$526,298	$570,733	$247,145	$1,344,176

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)

ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the nine months ended September 30, 2013.

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2013 and December 31, 2012:

	At September 30, 2013				At December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)				(In thousands)
Amortized intangible assets:
Patents	$10,611	$(4,920)	$5,691	11	$10,650	$(4,273)	$6,377
Trade names	104,248	(26,583)	77,665	16	103,113	(21,603)	81,510
Customer relationships	241,836	(113,784)	128,052	10	230,196	(93,273)	136,923
Non-compete agreements	3,750	(3,195)	555	3	3,505	(2,827)	678
Unpatented technology	75,420	(30,840)	44,580	11	74,758	(24,211)	50,547
Other	6,881	(4,124)	2,757	10	6,841	(3,604)	3,237
Total amortized intangible assets	442,746	(183,446)	259,300		429,063	(149,791)	279,272
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Total intangible assets	$504,846	$(183,446)	$321,400		$491,163	$(149,791)	$341,372
The unamortized Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired.

8.    Accrued Expenses
The components of accrued expenses as of September 30, 2013 and December 31, 2012 were:

	September 30, 2013	December 31, 2012
	(In thousands)
Payroll and related items	$60,747	$55,618
Management incentive compensation	16,473	15,974
Income taxes payable	10,460	10,284
Insurance	9,406	8,974
Warranty	4,811	4,875
Deferred revenue	10,699	9,682
Restructuring	608	10,887
Liability for uncertain tax positions	1,492	2,679
Accrued interest	9,144	1,713
Contingent consideration for acquisition	4,890	3,528
Other	26,505	25,962
Total accrued expenses	$155,235	$150,176

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)

9.    Other Noncurrent Liabilities
The components of Other noncurrent liabilities as of September 30, 2013 and December 31, 2012 were:

	September 30, 2013	December 31, 2012
	(In thousands)
Pension and retiree medical obligations	$94,216	$96,853
Liability for uncertain tax positions	4,723	4,989
Deferred revenue	5,948	6,534
Contingent consideration for acquisition	—	5,515
Other	14,879	14,484
Total other noncurrent liabilities	$119,766	$128,375

10.    Borrowings
Borrowings at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Revolving Facility	$20,000	$21,000
4.2% Senior Notes, due December 2021	349,253	349,197
4.5% Senior Notes, due December 2020	298,793	298,689
2.58% Senior Euro Notes, due June 2015	109,512	107,042
Other borrowings	6,864	10,648
Total borrowings	784,422	786,576
Less current portion	4,379	7,335
Total long-term borrowings	$780,043	$779,241
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
The Revolving Facility is an aggregate principal amount of $700.0 million with a maturity date of June 27, 2016. Up to $75.0 million of the Revolving Facility is available for the issuance of letters of credit. Additionally, up to $25.0 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.
Proceeds of the Revolving Facility are available for use for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments may not exceed $950.0 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. Under the Credit Agreement, Fast & Fluid Management Europe B.V., (“FME”) and IDEX UK Ltd. (“IDEX UK”) were approved by the lenders as designated borrowers. At September 30, 2013, FME and IDEX UK had no borrowings under the Revolving Facility.

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at September 30, 2013, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)

The Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for senior unsecured credit agreements, including a financial covenant requiring a maximum leverage ratio of 3.25 to 1.0 , which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA, each as defined in the Credit Agreement.
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
At September 30, 2013, $20.0 million was outstanding under the Revolving Facility, with $9.1 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at September 30, 2013 of approximately $670.9 million.
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
Other borrowings of $6.9 million at September 30, 2013 consisted of capital leases and debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 0.4% to 1.4% per annum.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At September 30, 2013, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes however, both are subject to cross-default provisions.

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
As of September 30, 2013, the Company did not have any interest rate contracts outstanding.
The following table summarizes the loss reclassified into income for interest rate contracts for September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest rate agreements	$1,847	$1,898	$5,587	$5,743
Approximately $7.3 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at September 30, 2013 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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
The following table summarizes the basis used to measure the Company’s financial assets and (liabilities) at fair value on a recurring basis in the balance sheet at September 30, 2013 and December 31, 2012:

	Basis of Fair Value Measurements
	Balance at September 30, 2013	Level 1	Level 2	Level 3
	(In thousands)
Money market investment	$14,973	$14,973	$—	$—
Available for sale securities	2,956	2,956	—	—
Contingent consideration	(4,890)	—	—	(4,890)

	Basis of Fair Value Measurements
	Balance at December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money market investment	$11,165	$11,165	$—	$—
Available for sale securities	2,862	2,862	—	—
Contingent consideration	(9,043)	—	—	(9,043)
There were no transfers of assets or liabilities between Level 1 and Level 2 during the first nine months of 2013 or 2012.
In determining the initial fair value of the contingent consideration potentially due on the acquisition of Matcon, the Company used probability weighted estimates adjusted for the time value of money. In April 2013, the Company paid $3.8 million on the contingent consideration arrangement based on Matcon's 2012 operating results. The remaining $4.9 million represents management's best estimate of the remaining liability, based on a range of outcomes of Matcon's 2013 operating results and is expected to be paid during the first six months of 2014. At September 30, 2013, the $4.9 million of contingent consideration is included in Accrued expenses in the Consolidated Balance Sheet.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At September 30, 2013, the fair value of our Revolving Facility, 2.58% Senior Euro Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $792.2 million compared to the carrying value of $777.6 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)

13.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
	(In thousands)
Cumulative translation adjustment	$28,835	$—	$28,835	$23,335	$—	$23,335
Pension and other postretirement adjustments	1,328	(632)	696	2,217	(789)	1,428
Reclassification adjustments for derivatives	1,847	(673)	1,174	1,898	(694)	1,204
Total other comprehensive income (loss)	$32,010	$(1,305)	$30,705	$27,450	$(1,483)	$25,967

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
	(In thousands)
Cumulative translation adjustment	$5,726	$—	$5,726	$11,635	$—	$11,635
Pension and other postretirement adjustments	4,784	(1,877)	2,907	7,024	(2,508)	4,516
Reclassification adjustments for derivatives	5,587	(2,036)	3,551	5,743	(2,099)	3,644
Total other comprehensive income (loss)	$16,097	$(3,913)	$12,184	$24,402	$(4,607)	$19,795

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) to net income (loss) during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	Income Statement Caption
	(In thousands)
Pension and other postretirement plans:
Amortization of service cost	$1,328	$2,217	$4,784	$7,024	Selling, general and administrative expense
Total before tax	1,328	2,217	4,784	7,024
Provision for income taxes	(632)	(789)	(1,877)	(2,508)
Total net of tax	$696	$1,428	$2,907	$4,516
Derivatives:
Reclassification adjustments	$1,847	$1,898	$5,587	$5,743	Interest expense
Total before tax	1,847	1,898	5,587	5,743
Provision for income taxes	(673)	(694)	(2,036)	(2,099)
Total net of tax	$1,174	$1,204	$3,551	$3,644

14.    Common and Preferred Stock
On October 22, 2012, the Company’s Board of Directors approved a $200.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or cash available under the Revolving Facility. During the first nine months of 2013, the Company purchased a total of 2.5 million shares at a cost of $139.9 million, of which $2.7 million was settled in October 2013. During the first nine months of 2012, the Company purchased 1.9 million shares at a cost of $75.2 million.
At September 30, 2013 and December 31, 2012, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at September 30, 2013 and December 31, 2012.

15.    Share-Based Compensation
During the nine months ended September 30, 2013, the Company granted approximately 0.6 million stock options and 0.2 million unvested shares. During the nine months ended September 30, 2012, the Company granted approximately 0.8 million stock options and 0.2 million unvested shares.
Beginning in 2013, the Company provides performance share units to selected key employees that may be earned based on IDEX total shareholder return over the three-year period following the date of grant. Performance share units (referred to as TSR awards) are expected to be made annually and are paid out at the end of a three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of IDEX common stock in relation to the total shareholder return of the S&P Midcap 400 Industrial Group for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 200 percent of the initial grant. A target payout of 100 percent is earned if total shareholder return is equal to the 50th percentile of the S&P Midcap 400 Industrial Group. Performance share units earn dividend equivalents for the award period, which will be paid to participants with the award payout at the end of the period based on the actual number of performance share units that are earned. Payments made at the end of the award period will be in the form of stock, except for dividend equivalents, which will be paid in cash. During the nine months ended September 30, 2013, the Company granted approximately 0.1 million performance share units.
Weighted average performance share unit fair values and assumptions for the period specified are disclosed below. The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model.

Nine Months Ended September 30, 2013
Weighted average fair value of performance share units	$50.45
Dividend yield	0.00%
Volatility	28.99%
Risk-free forward interest rate	0.40%
Expected life (in years)	2.87
Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of grant using the Binomial lattice option pricing model.

	Three Months Ended September 30,
	2013	2012
Weighted average fair value of option grants	$15.09	$9.55
Dividend yield	1.57%	2.07%
Volatility	30.65%	31.96%
Risk-free forward interest rate	0.11%-4.60%	0.18%-3.34%
Expected life (in years)	5.85	5.89

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Weighted average fair value of option grants	$12.94	$11.40
Dividend yield	1.57%	1.59%
Volatility	30.93%	32.01%
Risk-free forward interest rate	0.17%-4.12%	0.17%-3.97%
Expected life (in years)	5.86	5.97
The Company’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s general policy is to issue newly issued shares of common stock to satisfy stock option exercises, grants of unvested shares and vesting of performance share units.
Total compensation cost for stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Cost of goods sold	$94	$111	$385	$593
Selling, general and administrative expenses	1,238	1,233	4,659	4,661
Total expense before income taxes	1,332	1,344	5,044	5,254
Income tax benefit	(439)	(442)	(1,620)	(1,642)
Total expense after income taxes	$893	$902	$3,424	$3,612

Total compensation cost for unvested shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Cost of goods sold	$338	$199	$1,065	$802
Selling, general and administrative expenses	2,077	1,443	6,721	5,106
Total expense before income taxes	2,415	1,642	7,786	5,908
Income tax benefit	(551)	(412)	(1,864)	(1,552)
Total expense after income taxes	$1,864	$1,230	$5,922	$4,356
Total compensation cost for performance share units is as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(In thousands)
Cost of goods sold	$—	$—
Selling, general and administrative expenses	229	634
Total expense before income taxes	229	634
Income tax benefit	(82)	(195)
Total expense after income taxes	$147	$439
Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)

As of September 30, 2013, there was $10.4 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years, $13.4 million of total unrecognized compensation cost related to unvested shares/units that is expected to be recognized over a weighted-average period of 1.1 years, and $1.9 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.2 years.
A summary of the Company’s stock option activity as of September 30, 2013, and changes during the nine months ended September 30, 2013 is presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,223,742	$33.16	6.37	$43,106,153
Granted	647,767	50.58
Exercised	(1,085,455)	28.14
Forfeited/Expired	(73,136)	42.56
Outstanding at September 30, 2013	2,712,918	$39.07	6.97	$71,000,856
Vested and expected to vest at September 30, 2013	2,119,596	$38.97	6.80	$55,701,676
Exercisable at September 30, 2013	1,237,438	$32.11	5.15	$41,013,330

16.    Retirement Benefits
The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended September 30,
	2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$381	$373	$239	$328
Interest cost	673	593	876	527
Expected return on plan assets	(1,326)	(298)	(964)	(256)
Net amortization	1,491	263	817	77
Net periodic benefit cost	$1,219	$931	$968	$676

	Pension Benefits
	Nine Months Ended September 30,
	2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$1,144	$1,057	$1,272	$1,006
Interest cost	2,825	1,645	3,051	1,632
Expected return on plan assets	(3,989)	(814)	(3,361)	(773)
Net amortization	4,482	731	4,244	244
Net periodic benefit cost	$4,462	$2,619	$5,206	$2,109

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Service cost	$241	$191	$726	$572
Interest cost	226	230	680	687
Net amortization	6	(37)	17	(111)
Net periodic benefit cost	$473	$384	$1,423	$1,148
The Company previously disclosed in its financial statements for the year ended December 31, 2012, that it expected to contribute approximately $7.0 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2013. As of September 30, 2013, $6.0 million of contributions have been made to the defined benefit plans and $0.6 million has been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $0.5 million in 2013 to fund these plans.

17.    Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on its business, financial condition, results of operations or cash flows.

18.    Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $22.8 million in the third quarter of 2013 from $20.1 million in the third quarter of 2012. The effective tax rate decreased to 26.3% for the third quarter of 2013 compared to 28.6% in the third quarter of 2012 due to discrete tax benefits and the mix of global pre-tax income among jurisdictions.
The provision for income taxes increased to $72.8 million in the first nine months of 2013 from $65.4 million in the same period of 2012. The effective tax rate decreased to 27.9% for the first nine months of 2013 compared to 29.5% in the same period of 2012 primarily due to discrete tax benefits, the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, which reinstated the U.S. R&D credit retroactively to January 1, 2012, as well as the mix of global pre-tax income among jurisdictions.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.5 million.

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

Overview and Outlook
IDEX is an applied solutions company specializing in fluid and metering technologies, health and science technologies, and fire, safety and other diversified products built to customers’ specifications. IDEX’s products are sold in niche markets to a wide range of industries throughout the world. Accordingly, IDEX's businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where it does business and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are among the factors that influence the demand for IDEX’s products.
The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within these three reportable segments, the Company maintains six platforms, where we will invest in organic growth and acquisitions with a strategic view towards a platform with the potential for at least $500 million in revenue, and eight groups, where we will focus on organic growth and strategic acquisitions. The Fluid & Metering Technologies segment is comprised of the Energy, Diaphragm & Dosing Pump Technology, and Chemical, Food & Process platforms as well as the Water Services & Technology and Agricultural groups. The Health & Science Technologies segment is comprised of the IDEX Optics & Photonics, Scientific Fluidics and Material Process Technologies platforms, as well as the Sealing Solutions and the Industrial groups. The Fire & Safety/Diversified Products segment is comprised of the Dispensing, Rescue, Band-It, and Fire Suppression groups.
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agricultural and energy industries.
The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications.
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
Some of our key financial highlights for the three months ended September 30, 2013 are as follows:

•	Sales of $491 million increased 2%; organic sales — excluding acquisitions and foreign currency translation — were up 1%.

•	Operating income of $97.4 million increased 21%.

•	Net income increased 27% to $63.8 million.

•	Diluted EPS of $0.78 increased 18 cents, or 30%, compared to 2012.

Some of our key financial highlights for the nine months ended September 30, 2013 are as follows:

•	Sales of $1,504 million increased 3%; organic sales — excluding acquisitions and foreign currency translation — were up slightly.

•	Operating income of $291.6 million increased 15%.

•	Net income increased 20% to $187.7 million.

•	Diluted EPS of $2.27 increased 40 cents, or 21%, compared to 2012.
Our projected fourth quarter 2013 EPS is in the range of $0.78 to $0.80. Given the Company’s current outlook and the projection of 2% organic revenue growth for the year, we have increased our full year EPS outlook - we now expect full year 2013 diluted EPS of $3.05 to $3.07.

Results of Operations
The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2013 and 2012. Segment operating income excludes unallocated corporate operating expenses.
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
Consolidated Results in the Three Months Ended September 30, 2013 Compared with the Same Period of 2012

	Three Months Ended September 30,
(In thousands)	2013	2012
Net sales	$490,617	$479,859
Operating income	97,369	80,588
Operating margin	19.8%	16.8%
Depreciation and amortization	$19,779	$19,545
Depreciation and amortization as a percentage of net sales	4.0%	4.1%
Sales in the three months ended September 30, 2013 were $490.6 million, a 2% increase from the comparable period last year. This increase reflects a 1% increase in organic sales and 1% from acquisitions (Matcon - July 2012 and FTL - March 2013).  Organic sales to customers outside the U.S. represented approximately 51% of total sales in the third quarter of 2013 compared with 49% in the same period in 2012.
For the third quarter of 2013, Fluid & Metering Technologies contributed 43% of sales and 47% of operating income; Health & Science Technologies accounted for 36% of sales and 33% of operating income; and Fire & Safety/Diversified Products represented 21% of sales and 20% of operating income.
Gross profit of $211.5 million in the third quarter of 2013 increased $16.7 million, or 9%, from the third quarter of 2012. Gross profit as a percentage of sales, or gross margin, was 43.1% in the third quarter of 2013 and 40.6% for the same period in 2012. The increase in gross margin primarily reflects volume leverage, improved productivity and benefits from prior period restructuring activities.

Selling, general and administrative (“SG&A”) expenses increased to $114.1 million in the third quarter of 2013 from $107.2 million in 2012. The $6.9 million increase reflects approximately $1.6 million of incremental costs from new acquisitions and $5.3 million of volume related expenses. As a percentage of sales, SG&A expenses were 23.3% for 2013 and 22.3% for 2012.
During the three months ended September 30, 2012, the Company recorded pre-tax restructuring expenses totaling $7.1 million. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas, the termination of a defined benefit pension plan and facility rationalization resulting from the Company's cost savings initiatives.
Operating income of $97.4 million and operating margin of 19.8% in the third quarter of 2013 were up from the $80.6 million of operating income and 16.8% of operating margin recorded during the same period in 2012, primarily due to an increase in volume, improved productivity and benefits from our structural cost actions taken in the prior year, as well as third quarter 2012 operating margin being negatively impacted by $7.1 million of restructuring charges.
Other expense, net was $0.2 million in the third quarter of 2013 compared with $0.1 million of income recorded in the third quarter of 2012, primarily due to higher losses on foreign currency.
Interest expense of $10.6 million in the third quarter of 2013 increased slightly from $10.5 million during the same period in 2012.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $22.8 million in the third quarter of 2013 compared to $20.1 million in the third quarter of 2012. The effective tax rate decreased to 26.3% for the third quarter of 2013 compared to 28.6% in the third quarter of 2012 due to discrete tax benefits and the mix of global pre-tax income among jurisdictions.
Net income for the third quarter of $63.8 million increased from the $50.1 million during the same period in 2012. Diluted earnings per share in the third quarter of 2013 of $0.78 increased $0.18, or 30%, compared with the third quarter 2012.
Fluid & Metering Technologies Segment

	Three Months Ended September 30,
(In thousands)	2013	2012
Net sales	$212,337	$198,000
Operating income	51,736	41,649
Operating margin	24.4%	21.0%
Depreciation and amortization	$6,981	$7,246
Depreciation and amortization as a percentage of net sales	3.3%	3.7%
Sales of $212.3 million increased $14.3 million, or 7%, in the third quarter of 2013 compared with the same period of 2012. This sales increase reflects a 6% increase in organic sales and 1% favorable foreign currency translation. In the third quarter of 2013, organic sales increased approximately 7% domestically and 5% internationally. Organic sales to customers outside the U.S. were approximately 46% of total segment sales during the third quarter of 2013, compared with 48% in the same period of 2012.
Sales increased across all platforms and groups of the Fluid & Metering Technologies segment, compared to the third quarter of 2012. The increase within our Energy platform was primarily due to strength of electronic retrofits in the North American market as well as international aviation orders. Sales increased within our Chemical, Food & Process platform primarily due to strength within our chemical markets, while our core markets of Germany and North America distribution remain stable. The sales increase within our Diaphragm & Dosing Pump Technology platform is mainly attributable to strength in the oil and gas markets. Sales within our Agricultural group increased due to an early order pattern and new product introductions. The sales increase within our Water Services & Technology group is primarily attributable to increased quote activity in North America and stability in Northern Europe and Asia.
Operating income and operating margin of $51.7 million and 24.4%, respectively, were higher than the $41.6 million and 21.0% recorded in the third quarter of 2012, primarily due to volume leverage, operational execution, and the continued benefit of cost-out actions along with 2012 being negatively impacted by $0.7 million of restructuring charges.

Health & Science Technologies Segment

	Three Months Ended September 30,
(In thousands)	2013	2012
Net sales	$178,628	$176,225
Operating income	36,775	27,305
Operating margin	20.6%	15.5%
Depreciation and amortization	$10,798	$10,273
Depreciation and amortization as a percentage of net sales	6.0%	5.8%
Sales of $178.6 million increased $2.4 million, or 1%, in the third quarter of 2013 compared with the same period of 2012. This increase reflects a 2% decrease in organic sales, 4% growth from acquisitions (Matcon and FTL) and 1% unfavorable foreign currency translation. In the third quarter of 2013, organic sales decreased 9% domestically and increased 5% internationally. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in the third quarter of 2013, compared with 48% in the third quarter of 2012.
Sales within our Material Process Technologies platform increased compared to the third quarter of 2012 primarily due to the Matcon acquisition and strength in the Asian food and pharmaceutical markets. Sales increased compared to the third quarter of 2012 within our Scientific Fluidics platform due to growth in the North American and Western European markets, driven by new product introductions and gains in market share. Sales within our Sealing Solutions group increased compared to the third quarter of 2012 due to the acquisition of FTL and strong sales to the oil & gas and scientific markets. Sales within our Optics and Photonics platform decreased compared to the third quarter of 2012 due to the exit of low margin businesses at the end of 2012 and weakness in the semiconductor market. Sales within our Industrial group decreased compared to the third quarter of 2012 due to certain OEM business from the prior year not repeating in the current year.
Operating income and operating margin of $36.8 million and 20.6%, respectively, in the third quarter of 2013 were higher than the $27.3 million and 15.5% recorded in the third quarter of 2012, primarily due to acquisitions, improved productivity and benefits from prior period restructuring actions along with the third quarter of 2012 being negatively impacted by $3.2 million of restructuring charges.
Fire & Safety/Diversified Products Segment

	Three Months Ended September 30,
(In thousands)	2013	2012
Net sales	$101,077	$108,199
Operating income	22,119	24,738
Operating margin	21.9%	22.9%
Depreciation and amortization	$1,726	$1,622
Depreciation and amortization as a percentage of net sales	1.7%	1.5%
Sales of $101.1 million decreased $7.1 million, or 6%, in the third quarter of 2013 compared with the third quarter of 2012. This decrease reflects a 7% decrease in organic sales and 1% favorable foreign currency translation. In the third quarter of 2013, organic sales decreased 12% domestically and 3% internationally. Organic sales to customers outside the U.S. were approximately 55% of total segment sales in the third quarter of 2013, compared with 54% in the third quarter of 2012.
Sales within our Dispensing group decreased as 2012 third quarter sales included a large replenishment order; however, North American demand continued to gain traction with a large equipment order, and the X-Smart product drove market share gains in Europe and emerging markets. The sales increase within our Band-It group was driven by new vehicle platforms in North America and continued cable management shipments in China. Sales within our Fire Suppression group increased slightly as a result of strong China project orders. Sales within our Rescue group decreased slightly as a result of project funding delays in China, offset by a slight improvement in the Eastern Europe market.

Operating income and operating margin of $22.1 million and 21.9%, respectively, were lower than the $24.7 million and 22.9% recorded in the third quarter of 2012, primarily due to lower volume and unfavorable product mix across the segment. The 2012 operating margin was also negatively impacted by $2.1 million of restructuring charges.
Consolidated Results in the Nine Months Ended September 30, 2013 Compared with the Same Period of 2012

	Nine Months Ended September 30,
(In thousands)	2013	2012
Net sales	$1,503,510	$1,463,420
Operating income	291,640	253,807
Operating margin	19.4%	17.4%
Depreciation and amortization	$59,695	$57,938
Depreciation and amortization as a percentage of net sales	4.0%	4.0%
Sales in the nine months ended September 30, 2013 were $1,503.5 million, a 3% increase from the comparable period last year. This increase reflects a 1% increase in organic sales and a 2% increase from acquisitions (ERC — April 2012, Matcon — July 2012 and FTL — March 2013). Organic sales to customers outside the U.S. represented approximately 50% of total sales in both periods.
For the first nine months of 2013, Fluid & Metering Technologies contributed 43% of sales and 47% of operating income; Health & Science Technologies accounted for 35% of sales and 31% of operating income; and Fire & Safety/Diversified Products represented 22% of sales and 22% of operating income.
Gross profit of $646.4 million in the first nine months of 2013 increased $45.5 million, or 8%, from the same period in 2012. Gross margin of 43.0% in the first nine months of 2013 increased from 41.1% during the same period in 2012. The increase in gross margin primarily resulted from an increase in volume and benefits from the Company’s structural cost actions taken in prior years.
Selling, general and administrative expenses increased to $354.7 million in the first nine months of 2013 from $332.4 million during the same period of 2012. The change reflects an increase of approximately $9.2 million for incremental costs from new acquisitions and an increase in volume related expenses of $13.1 million. As a percentage of sales, SG&A expenses were 23.6% for the first nine months of 2013 and 22.7% for the same period of 2012.
During the nine months ended September 30, 2012, the Company recorded pre-tax restructuring expenses totaling $14.6 million. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas and facility rationalization resulting from the Company’s cost savings initiatives.
Operating income of $291.6 million in the first nine months of 2013 was up from the $253.8 million recorded during the same period in 2012, primarily reflecting an increase in volume, improved productivity and restructuring-related charges recorded in 2012. Operating margin of 19.4% in the first nine months of 2013 was up from 17.3% during the same period of 2012, primarily due to increased volume, productivity, and benefits from the Company’s structural cost actions taken in prior years along with 2012 being negatively impacted by $14.6 million of restructuring charges.
Other income, net of $0.5 million in the first nine months of 2013 was up $0.5 million compared with the same period in 2012, primarily due to higher gains on foreign currency transactions.
Interest expense was $31.7 million in the first nine months of 2013 and 2012.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $72.8 million for the first nine months of 2013 increased compared to $65.4 million recorded in the same period of 2012. The effective tax rate decreased to 27.9% for the first nine months of 2013 compared to 29.5% in the same period of 2012 primarily due to discrete tax benefits, the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, which reinstated the U.S. R&D credit retroactively to January 1, 2012, as well as the mix of global pre-tax income among jurisdictions.
Net income in the first nine months of 2013 of $187.7 million increased from $156.6 million during the same period of 2012. Diluted earnings per share in the first nine months of 2013 of $2.27 increased $0.40, or 21%, compared with the same period in 2012.

Fluid & Metering Technologies Segment

	Nine Months Ended September 30,
(In thousands)	2013	2012
Net sales	$649,580	$621,433
Operating income	155,930	132,477
Operating margin	24.0%	21.3%
Depreciation and amortization	$20,953	$22,194
Depreciation and amortization as a percentage of net sales	3.2%	3.6%
Sales of $649.6 million increased $28.1 million, or 5%, in the first nine months of 2013 compared with the same period of 2012. This reflects a 4% increase in organic sales and 1% favorable foreign currency translation. In the first nine months of 2013, organic sales increased 6% domestically and 2% internationally. Organic sales to customers outside the U.S. were approximately 45% of total segment sales during the first nine months of 2013, compared with 47% during the same period in 2012.
Sales within our Energy platform increased in the first nine months of 2013 compared to the same period of 2012, due to a stronger than anticipated North American LPG market, international aviation and project sales to emerging markets. Sales within our Chemical Food & Process platform increased compared to the first nine months of 2012 based on strength in the chemical markets and large projects in emerging markets, partially offset by weak general industrial demand. Sales within our Agriculture group increased due to higher demand in North America and new product introductions. Diaphragm & Dosing Pump Technology platform sales increased slightly compared to the first nine months of 2012 due to growth within our North American markets and low growth within the European and Asian markets. Our Water Services & Technology group saw increased sales in the first nine months of 2013 compared to the same period in 2012 based on demand for new systems and increased order activity in the North American municipal water markets.
Operating income and operating margin of $155.9 million and 24.0%, respectively, were higher than the $132.5 million and 21.3% recorded in the first nine months of 2012, primarily due to increased volume, operational execution, benefits from the Company’s structural cost actions taken in prior years and 2012 being negatively impacted by $3.7 million of restructuring charges.
Health & Science Technologies Segment

	Nine Months Ended September 30,
(In thousands)	2013	2012
Net sales	$532,363	$520,574
Operating income	103,564	84,711
Operating margin	19.5%	16.3%
Depreciation and amortization	$32,537	$29,293
Depreciation and amortization as a percentage of net sales	6.1%	5.6%
Sales of $532.4 million increased $11.8 million, or 2%, in the first nine months of 2013 compared with the same period in 2012. This reflects 7% growth from acquisitions (ERC, Matcon and FTL), partially offset by a 4% decrease in organic sales and 1% unfavorable foreign currency translation. In the first nine months of 2013, organic sales decreased 4% both domestically and internationally. Organic sales to customers outside the U.S. were approximately 52% of total segment sales in the first nine months of 2013 compared with 50% during the same period in 2012.
Sales within our Material Process Technologies platform increased compared to the first nine months of 2012 due to a full nine months of sales from Matcon, which was acquired in July 2012, and strength in the Asian food and pharmaceutical markets. Sales within our Scientific Fluidics platform increased compared to the first nine months of 2012 due to gaining market share through new product introductions as well as strengthening within the North American and Western European markets. Sales within the Sealing Solutions group increased compared to the first nine months of 2012 due to the acquisition of FTL in March 2013 as well as strong sales in the scientific and oil & gas markets. Sales within our Optics and Photonics platform decreased compared to the first nine months of 2012 due to our exit of low margin businesses at the end of 2012, partially offset by a stabilization within the industrial, semiconductor and defense markets. Sales within our Industrial group decreased compared to the first nine months of 2012 due to lower North American distributor sales, partially offset by slightly higher sales in the automotive end markets.

Operating income and operating margin of $103.6 million and 19.5%, respectively, in the first nine months of 2013 was up from the $84.7 million and 16.3% recorded in the same period of 2012, primarily due to increased volume, productivity, cost savings from our prior period restructuring actions and 2012 being negatively impacted by $5.8 million of restructuring charges.
Fire & Safety/Diversified Products Segment

	Nine Months Ended September 30,
(In thousands)	2013	2012
Net sales	$326,826	$328,173
Operating income	74,027	74,524
Operating margin	22.7%	22.7%
Depreciation and amortization	$5,175	$5,225
Depreciation and amortization as a percentage of net sales	1.6%	1.6%
Sales of $326.8 million decreased $1.3 million in the first nine months of 2013 compared with the same period in 2012. This reflects -1% organic growth offset by 1% favorable foreign currency translation. In the first nine months of 2013, organic sales decreased 2% domestically and increased 1% internationally. Organic sales to customers outside the U.S. were approximately 57% of total segment sales in the first nine months of 2013 and 2012.
Sales within our Dispensing group decreased as a result of softness within the European markets. The sales increase within our Band-It group was driven by new vehicle platforms in North America and continued cable management shipments in China. Sales within our Fire Suppression group increased as a result of demand in international markets, particularly China and Eastern Europe, and new products in adjacent markets. Sales within our Rescue group increased as a result of robust demand for rescue tools from emerging markets.
Operating income of $74.0 million was lower than the $74.5 million recorded in the first nine months of 2012, primarily due to lower volume and unfavorable product mix across the segment. Operating margin was 22.7% in the first nine months of 2013 and 2012. The 2012 operating margin was negatively impacted by $3.6 million of restructuring charges.

Liquidity and Capital Resources
At September 30, 2013, working capital was $641.7 million and the current ratio was 3.1 to 1. Cash flows from operating activities for the first nine months of 2013 increased $59.4 million, or 25%, to $299.9 million compared to the first nine months of 2012 mainly due to higher earnings and improved working capital utilization.
Cash flows provided by operating activities were more than adequate to fund capital expenditures of $23.1 million and $28.1 million in the first nine months of 2013 and 2012, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology and replacement of equipment and facilities. Management believes that the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.
The Company maintains the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At September 30, 2013, there were $20 million of outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $9.1 million. The net available borrowing capacity under the Revolving Facility at September 30, 2013, was approximately $670.9 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at September 30, 2013, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.
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
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At September 30, 2013, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 11.05 to 1 and the leverage ratio was 1.75 to

1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
On October 22, 2012, the Company’s Board of Directors approved a $200.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or cash available under the revolving facility. During the first nine months of 2013, the Company purchased a total of 2.5 million shares at a cost of $139.9 million, of which $2.7 million was settled in October 2013. As of September 30, 2013, the Company had $95.4 million remaining from the October 22, 2012 authorized repurchase.
The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest on all borrowings, pension and postretirement funding requirements, authorized share repurchases and annual dividend payments to holders of the Company’s stock for the remainder of 2013 and 2014. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of September 30, 2013, $20.0 million was outstanding under the Revolving Facility, with $9.1 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at September 30, 2013 of approximately $670.9 million.

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
The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar, Japanese Yen, Indian Rupee and Chinese Renminbi. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The effect of transaction gains and losses is reported within other income (expense)-net on the Consolidated Statements of Operations.

The Company’s interest rate exposure is primarily related to the $784.4 million of total debt outstanding at September 30, 2013. Approximately 3% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2013, that the Company’s disclosure controls and procedures were effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2013 to July 31, 2013	307,712	$57.75	307,712	$130,947,725
August 1, 2013 to August 31, 2013	293,184	$60.80	293,184	$113,122,274
September 1, 2013 to September 30, 2013	279,849	$63.18	279,849	$95,442,553
Total	880,745	$60.58	880,745	$95,442,553

(1)	On October 22, 2012, the Company announced that its Board of Directors had increased the authorized level for repurchases of its common stock by approximately $200.0 million.

Item 6.	Exhibits.
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
Date: October 31, 2013

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

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Filed Herewith