Form 10-K
period 2013-12-31
IDEX CORP /DE/
filed 2014-02-13
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value, as of the last business day of the registrant's most recently completed second fiscal quarter, of the common stock (based on the June 28, 2013 closing price of $53.81) held by non-affiliates of IDEX Corporation was $4,383,366,044.
The number of shares outstanding of IDEX Corporation’s common stock, par value $.01 per share, as of February 10, 2014 was 80,889,147.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement with respect to the 2014 annual meeting of stockholders (the “2014 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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
The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within our three reportable segments, the Company maintains six platforms, where we will invest in organic growth and acquisitions with a strategic view towards a platform with the potential for at least $500 million in revenue, and seven groups, where we will focus on organic growth and strategic acquisitions. The Fluid & Metering Technologies segment contains the Energy, Water (comprised of Water Services & Technology and Diaphragm & Dosing Pump Technology), and Chemical, Food & Process platforms as well as the Agricultural group (comprised of Banjo). The Health & Science Technologies segment contains the IDEX Optics & Photonics, Scientific Fluidics and Material Processing Technologies platforms, as well as the Sealing Solutions and the Industrial (comprised of  Micropump and Gast) groups. The Fire & Safety/Diversified Products segment is comprised of the Dispensing, Rescue, Band-It, and Fire Suppression groups. Each platform/group is comprised of one or more of our 15 reporting units: five reporting units within  Fluid & Metering Technologies (Energy; Chemical, Food, & Process; Water Services & Technology; Banjo; Diaphragm & Dosing Pump Technology); six reporting units within Health & Science Technologies (IDEX Optics and Photonics; Scientific Fluidics; Materials Processing Technology; Sealing Solutions; Micropump; and Gast); and four reporting units within Fire & Safety/Diversified Products (Dispensing, Rescue, Band-It, and Fire Suppression).
IDEX believes that each of its reporting units is a leader in its product and service areas. The Company also believes that its strong financial performance has been attributable to its ability to design and engineer specialized quality products, coupled with its ability to identify and successfully consummate and integrate strategic acquisitions.
FLUID & METERING TECHNOLOGIES SEGMENT
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water & wastewater, agricultural and energy industries. Fluid & Metering Technologies application-specific pump and metering solutions serve a diverse range of end markets, including industrial infrastructure (fossil fuels, refined & alternative fuels, and water & wastewater), chemical processing, agricultural, food & beverage, pulp and paper, transportation, plastics and resins, electronics and electrical, construction & mining, pharmaceutical and bio-pharmaceutical, machinery and numerous other specialty niche markets. Fluid & Metering Technologies accounted for 43% of IDEX’s sales and 47% of IDEX’s operating income in 2013, with approximately 46% of its sales to customers outside the U.S.
Banjo.    Banjo is a provider of special purpose, severe-duty pumps, valves, fittings and systems used in liquid handling. Banjo is based in Crawfordsville, Indiana and its products are used in agricultural and industrial applications. Approximately 13% of Banjo’s 2013 sales were to customers outside the U.S.
Energy.    Energy consists of the Company’s Corken, Faure Herman, Liquid Controls, S.A.M.P.I. and Toptech businesses. Energy is a leading supplier of flow meters, electronic registration and control products, rotary vane and turbine pumps, reciprocating piston compressors, and terminal automation control systems. Headquartered in Lake Bluff, Illinois (Liquid Controls products), Energy has additional facilities in Longwood, Florida and Zwijndrech, Belgium (Toptech products); Oklahoma City, Oklahoma (Corken products); La Ferté Bernard, France (Faure Herman products); and Altopascio, Italy (S.A.M.P.I. products). Applications for Liquid Controls and S.A.M.P.I. positive displacement flow meters, electronic, registration and control products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Corken products consist of positive-displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Toptech supplies terminal automation hardware and software to control and manage inventories, as well as transactional data and invoicing, to customers in the oil, gas and refined-fuels markets. Faure Herman is a leading supplier of ultrasonic and helical turbine flow meters used in the custody transfer and control of high value fluids and gases. Approximately 52% of Energy’s 2013 sales were to customers outside the U.S.
Chemical, Food & Process ("CFP").    CFP consists of the Company’s Richter and Viking businesses. CFP is a producer of fluoroplastic lined corrosion-resistant magnetic drive and mechanical seal pumps, shut-off, control and safety valves for corrosive, hazardous, contaminated, pure and high-purity fluids, as well as rotary internal gear, external gear, vane and rotary lobe pumps, custom-engineered OEM pumps, strainers, gear reducers and engineered pump systems. Richter’s corrosion resistant fluoroplastic lined products offer superior solutions for demanding applications in the process industry. Viking’s products consist of external gear pumps, strainers and reducers, and related controls used for transferring and metering thin and viscous liquids sold under the Viking and Wright Flow brands. Viking products primarily serve the chemical, petroleum, pulp & paper, plastics, paints, inks, tanker trucks, compressor, construction, food & beverage, personal care, pharmaceutical and biotech markets. CFP maintains operations in Kempen, Germany (Richter products); Cedar Falls, Iowa (Richter and Viking products); and Eastbourne, East Sussex, England and Shannon, Ireland (Viking products). CFP primarily uses independent distributors to market and sell its products. Approximately 55% of CFP’s 2013 sales were to customers outside the U.S.
Diaphragm & Dosing Pump Technology ("DDPT").    DDPT consists of the Company’s Knight, Pulsafeeder-EPO, Pulsafeeder-SPO, Trebor and Warren Rupp businesses. DDPT is a leading provider of ultra-pure chemical pumps, liquid heating systems, air-operated and natural gas-operated double diaphragm pumps, high-pressure pumps, alloy and non-metallic gear pumps, centrifugal pumps, special purpose rotary pumps, peristaltic pumps, transfer pumps, as well as dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Pulsafeeder products (which also include OBL products) are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition, as well as peristaltic pumps. Its markets include water & wastewater treatment, oil and gas, power generation, pulp and paper, chemical and hydrocarbon processing, and swimming pools. Trebor is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Trebor products are used in manufacturing of semiconductors, disk drives and flat panel displays. Warren Rupp products (which also include Pumper Parts and Versa-Matic products) are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. Warren Rupp products primarily serve the chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance markets. DDPT maintains operations in Salt Lake City, Utah (Trebor products); Mansfield, Ohio (Warren Rupp products); Rochester, New York, Punta Gorda, Florida and Milan, Italy (Pulsafeeder products); Lake Forest, California, Mississauga, Ontario, Canada, Eastbourne, East Sussex, England, and Unanderra, Australia (Knight products); and a maquiladora in Ciudad Juarez, Chihuahua, Mexico (Knight products). Approximately 47% of DDPT’s 2013 sales were to customers outside the U.S.
Water Services & Technology ("WST").    WST consists of the Company’s ADS, IETG and iPEK businesses. WST is a leading provider of metering technology and flow monitoring products and underground surveillance services for wastewater markets. ADS’s products and services provide comprehensive integrated solutions that enable industry, municipalities and government agencies to analyze and measure the capacity, quality and integrity of wastewater collection systems, including the maintenance and construction of such systems. IETG’s products and services enable water companies to effectively manage their water distribution and sewerage networks, while its surveillance service specializes in underground asset detection and mapping for utilities and other private companies. iPEK supplies remote controlled systems used for infrastructure inspection. WST maintains operations in Huntsville, Alabama and various other locations in the United States and Australia (ADS products and services); Leeds, England (IETG products and services); and Hirschegg, Austria, and Sulzberg, Germany (iPEK products). Approximately 43% of WST’s 2013 sales were to customers outside the U.S.
HEALTH & SCIENCE TECHNOLOGIES SEGMENT
The Health & Science Technologies Segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The segment accounted for 35% of IDEX’s sales and 30% of operating income in 2013, with approximately 55% of its sales to customers outside the U.S.
Scientific Fluidics.    Scientific Fluidics consists of Eastern Plastics, Rheodyne, Ismatec, Sapphire Engineering, Upchurch Scientific and ERC. Scientific Fluidics has facilities in Rohnert Park, California (Rheodyne products); Bristol, Connecticut (Eastern Plastics products); Wertheim-Mondfeld, Germany (Ismatec products); Middleboro, Massachusetts (Sapphire Engineering products); Oak Harbor, Washington (Ismatec and Upchurch Scientific products); and Kawaguchi, Japan (ERC products). Eastern Plastics products, which consist of high-precision integrated fluidics and associated engineered plastics solutions, are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. Rheodyne products consist of injectors, valves, fittings and accessories for the analytical instrumentation market. These products are used by manufacturers of high pressure liquid chromatography (“HPLC”) equipment servicing the pharmaceutical, biotech, life science, food & beverage, and chemical markets. Ismatec products include peristaltic metering pumps, analytical process controllers, and sample preparation systems. Sapphire Engineering and Upchurch Scientific products consist of fluidic components and systems for the analytical, biotech and diagnostic instrumentation markets, such as fittings, precision-dispensing pumps and valves, tubing and integrated tubing assemblies, filter sensors and other micro-fluidic and nano-fluidic components, as well as advanced column hardware and accessories for the high performance liquid chromatography market. The products produced by Sapphire Engineering and Upchurch Scientific primarily serve the pharmaceutical, drug discovery, chemical, biochemical processing, genomics/proteomics research, environmental labs, food/agriculture, medical lab, personal care, and plastics/polymer/rubber production markets. ERC manufactures gas liquid separations and detection solutions for the life science, analytical instrumentation and clinical chemistry markets. ERC’s products consist of in-line membrane vacuum degassing solutions, refractive index detectors and ozone generation systems. Approximately 54% of Scientific Fluidics' 2013 sales were to customers outside the U.S.
IDEX Optics and Photonics ("IOP").    IOP consists of CVI Melles Griot (“CVI MG”), Semrock, and AT Films (including Precision Photonics products). CVI MG is a global leader in the design and manufacture of precision photonic solutions used in the life sciences, research, semiconductor, security and defense markets. CVI MG’s innovative products are focused on the generation, control and productive use of light for a variety of key science and industrial applications. Products consist of specialty lasers and light sources, electro-optical components, specialty shutters, opto-mechanical assemblies and components. In addition, CVI MG produces critical components for life science research, electronics manufacturing, military and other industrial applications including lenses, mirrors, filters and polarizers. These components are utilized in a number of important applications such as spectroscopy, cytometry (cell counting), guidance systems for target designation, remote sensing, menology and optical lithography. CVI MG is headquartered in Albuquerque, New Mexico, with additional manufacturing sites located in Carlsbad, California; Rochester, New York; Isle of Man, British Isles; Leicester, England; Kyongki-Do, Korea; Tokyo, Japan; and Didam, The Netherlands. Semrock is a provider of optical filters for biotech and analytical instrumentation in the life sciences markets. Semrock’s optical filters are produced using state-of-the-art manufacturing processes which enable it to offer its customers significant improvements in instrument performance and reliability. Semrock is located in Rochester, New York. AT Films specializes in optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing. AT Films’ core competence is the design and manufacture of filters, splitters, reflectors and mirrors with the precise physical properties required to support their customers’ most challenging and cutting-edge optical applications. The Precision Photonics portion of its business specializes in optical components and coatings for applications in the fields of scientific research, aerospace, telecommunications and electronics manufacturing. AT Films is headquartered in Boulder, Colorado. Approximately 54% of IOP’s 2013 sales were to customers outside the U.S.
Sealing Solutions.    Sealing Solutions consists of Precision Polymer Engineering (“PPE”) and FTL Sealing Solutions ("FTL"), acquired in March 2013. PPE, which is located in Blackburn, England, is a provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries and applications, including hazardous duty, analytical instrumentation, semiconductor/solar, process technologies, pharmaceutical, electronics, and food applications. FTL, located in Leeds, England, specializes in the design and application of high integrity rotary seals, specialty bearings, and other custom products for the oil & gas, mining, power generation, and marine markets. Approximately 80% of Sealing Solutions' 2013 sales were to customers outside the U.S.
Gast.    Gast consists of the Company’s Gast and Jun-Air businesses. The Gast business is a leading manufacturer of air-moving products, including air motors, low-range and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure. Gast products primarily serve the medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts, and industrial manufacturing markets. The Jun-Air business is a provider of low-decibel, ultra-quiet vacuum compressors suitable for medical, dental and laboratory applications. Based in Benton Harbor, Michigan, Gast also has a logistics and commercial center in Redditch, England. Approximately 27% of Gast’s 2013 sales were to customers outside the U.S.
Micropump.    Micropump, headquartered in Vancouver, Washington, is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump products are used in low-flow abrasive and corrosive applications. Micropump products primarily serve the printing machinery, medical equipment, paints and inks, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp and paper, water treatment, textiles, peristaltic metering pumps, analytical process controllers and sample preparation systems markets. Approximately 80% of Micropump’s 2013 sales were to customers outside the U.S.
Material Processing Technologies ("MPT").    MPT consists of Quadro, Fitzpatrick, Microfluidics and Matcon Group Limited (“Matcon”). Quadro is a leading provider of particle control solutions for the pharmaceutical and bio-pharmaceutical markets. Based in Waterloo, Ontario, Canada, Quadro’s core capabilities include fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing. Fitzpatrick is a global leader in the design and manufacture of process technologies for the pharmaceutical, food and personal care markets. Fitzpatrick designs and manufactures customized size reduction, roll compaction and drying systems to support their customers’ product development and manufacturing processes. Fitzpatrick is headquartered in Elmhurst, Illinois. Microfluidics is a global leader in the design and manufacture of laboratory and commercial equipment used in the production of micro and nano scale materials for the pharmaceutical and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer family of high shear fluid processors for uniform particle size reduction, robust cell disruption and nanoparticle creation. Microfluidics has offices in Newton, Massachusetts. Matcon is a global leader in material processing solutions for high value powders used in the manufacture of pharmaceuticals, food, plastics, and fine chemicals. Matcon’s innovative products consist of the original cone valve powder discharge system and filling, mixing and packaging systems, all of which support its customers’ automation and process requirements. These products are critical to its customers’ need to maintain clean, reliable and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing. Matcon is located in Evesham, Worcestershire, England. Approximately 63% of MPT’s 2013 sales were to customers outside the U.S.
FIRE & SAFETY/DIVERSIFIED PRODUCTS SEGMENT
The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The segment accounted for 22% of IDEX’s sales and 23% of IDEX’s operating income in 2013, with approximately 56% of its sales to customers outside the U.S.
Fire Suppression.    Fire Suppression consists of the Company’s Class 1, Hale and Godiva businesses, which produce truck-mounted and portable fire pumps, stainless steel valves, foam and compressed air foam systems, pump modules and pump kits, electronic controls and information systems, conventional and networked electrical systems, and mechanical components for the fire, rescue and specialty vehicle markets. Fire Suppression’s customers are primarily OEMs. Fire Suppression is headquartered in Ocala, Florida (Class 1 and Hale products), with additional facilities located in Warwick, England (Godiva products). Approximately 41% of Fire Suppression’s 2013 sales were to customers outside the U.S.
Rescue.    Rescue consists of the Company’s Dinglee, Hurst Jaws of Life, Lukas and Vetter businesses, which produce hydraulic, battery, gas and electric-operated rescue equipment, hydraulic re-railing equipment, hydraulic tools for industrial applications, recycling cutters, pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection and disaster control, and shoring equipment for vehicular or structural collapse. Rescue's customers are primarily public and private fire and rescue organizations. Rescue has facilities in Shelby, North Carolina (Hurst Jaws of Life products); Tianjin, China (Dinglee products); Erlangen, Germany (Lukas products); and Zulpich, Germany (Vetter products). Approximately 78% of Rescue’s 2013 sales were to customers outside the U.S.
Band-It.    Band-It is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The BAND-IT brand is highly recognized worldwide. Band-It products are used for securing exhaust system heat and sound shields, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling, and in numerous other industrial and commercial applications. Band-It products primarily serve the automotive, transportation equipment, oil and gas, general industrial maintenance, electronics, electrical, communications, aerospace, utility, municipal and subsea marine markets. Band-It is based in Denver, Colorado, with additional operations in Staveley, Derbyshire, England, and an IDEX shared manufacturing facility in China. Approximately 35% of Band-It’s 2013 sales were to customers outside the U.S.
Dispensing .    Dispensing produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. Dispensing is a global supplier of precision-designed tinting, mixing, dispensing and measuring equipment for auto refinishing and architectural paints. Dispensing products are used in retail and commercial stores, hardware stores, home centers, department stores, automotive body shops as well as point-of-purchase dispensers. Dispensing is headquartered in Sassenheim, The Netherlands with additional facilities in Wheeling, Illinois; Unanderra, Australia; and Milan, Italy, as well as IDEX shared manufacturing facilities in India and China. Approximately 61% of Dispensing's 2013 sales were to customers outside the U.S.
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

Principal competitors of the Fluid & Metering Technologies segment are the Pump Solutions Group (Maag, Blackmer and Wilden products) of Dover Corporation (with respect to pumps and small horsepower compressors used in liquified petroleum gas distribution facilities, rotary gear pumps, and air-operated double-diaphragm pumps); Milton Roy LLC (with respect to metering pumps and controls); and Tuthill Corporation (with respect to rotary gear pumps).
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
The principal competitors of the Fire & Safety/Diversified Products segment are Waterous Company, a unit of American Cast Iron Pipe Company (with respect to truck-mounted firefighting pumps), Holmatro, Inc. (with respect to rescue tools), CPS Color Group Oy (with respect to dispensing and mixing equipment for the paint industry) and Panduit Corporation (with respect to stainless steel bands, buckles and tools).
Employees
At December 31, 2013, the Company had 6,787 employees. Approximately 7% of employees were represented by labor unions, with various contracts expiring through January 2017. Management believes that the Company’s relationship with its employees is good. The Company historically has been able to renegotiate its collective bargaining agreements satisfactorily, with its last work stoppage in March 1993.
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
Shared Services
The Company has production facilities in Suzhou, China and Vadodara, India that support multiple business units. IDEX also has personnel in China, India, Dubai, Latin America and Singapore that provide sales and marketing, product design and engineering, and sourcing support to its business units, as well as personnel in various locations in Europe, South America, the Middle East and Japan to support sales and marketing efforts of IDEX businesses in those regions.
Segment Information
For segment financial information for the years 2013, 2012 and 2011, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Executive Officers of the Registrant
Set forth below are the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past five years.

Name	Age	Years of Service	Position
Andrew K. Silvernail	43	5	Chairman of the Board and Chief Executive Officer
Heath A. Mitts	43	8	Vice President and Chief Financial Officer
Frank J. Notaro	50	16	Vice President-General Counsel and Secretary
Daniel J. Salliotte	47	9	Vice President-Mergers, Acquisitions and Treasury
Michael J. Yates	48	8	Vice President and Chief Accounting Officer
Jeffrey D. Bucklew	43	2	Chief Human Resources Officer
Mr. Silvernail has served as Chief Executive Officer since August 2011 and as Chairman of the Board since January 2012. Prior to that, Mr. Silvernail was Vice President-Group Executive Health & Science Technologies, Global Dispensing and Fire & Safety/Diversified Products from January 2011 to August 2011. From February 2010 to December 2010, Mr. Silvernail was Vice President-Group Executive Health & Sciences Technologies and Global Dispensing. Mr. Silvernail joined IDEX in January 2009 as Vice President-Group Executive Health & Science Technologies. Prior to joining IDEX, Mr. Silvernail served as Group President at Rexnord Industries from April 2005 to August 2008.
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
Mr. Yates has served as Vice President and Chief Accounting Officer since February 2010. Mr. Yates was hired as Vice President-Controller in October 2005.
Mr. Bucklew has served as the Chief Human Resources Officer since joining IDEX in March 2012. Prior to joining IDEX, Mr. Bucklew served as the Vice President of Human Resources for Accretive Health from March 2009 to March 2012 and held various human resources leadership roles with General Electric from January 1995 to March 2009.
The Company’s executive officers are elected at a meeting of the Board of Directors immediately following the annual meeting of stockholders, and they serve until the meeting of the Board immediately following the next annual meeting of stockholders, or until their successors are duly elected and qualified or until their death, resignation or removal.
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
Changes in U.S. or International Economic Conditions Could Adversely Affect the Sales and Profitability of Our Businesses.
In 2013, 49% of the Company’s sales were derived from domestic operations while 51% were derived from international operations. The Company’s largest end markets include life sciences and medical technologies, fire and rescue, petroleum LPG, paint and coatings, chemical processing, water & wastewater treatment and optical filters and components. A slowdown in the U.S. or global economy and, in particular, any of these specific end markets could reduce the Company’s sales and profitability.
Conditions in Foreign Countries in Which We Operate Could Adversely Affect Our Business.
In 2013, approximately 51% of our total sales were to customers outside the U.S. We expect our international operations and export sales to continue to be significant for the foreseeable future. Our sales from international operations and our sales from export are both subject in varying degrees to risks inherent in doing business outside the United States. These risks include the following:

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
Our Inability to Continue to Develop New Products Could Limit Our Sales Growth.
The Company’s sales grew 2% organically in 2013 and 3% in 2012. Approximately 12% of our 2013 sales were derived from new products developed over the past three years. Our ability to continue to grow organically is tied in large part to our ability to continue to develop new products.
Our Growth Strategy Includes Acquisitions and We May Not be Able to Make Acquisitions of Suitable Candidates or Integrate Acquisitions Successfully.
Our historical growth has included, and our future growth is likely to continue to include, acquisitions. We intend to continue to seek acquisition opportunities both to expand into new markets and to enhance our position in existing markets throughout the world. We may not be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain financing needed to consummate those acquisitions, complete proposed acquisitions or successfully integrate acquired businesses into our existing operations. In addition, any acquisition, once successfully integrated, may not perform as planned, be accretive to earnings, or otherwise prove beneficial to us.
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
The Markets We Serve are Highly Competitive and this Competition Could Reduce our Sales and Operating Margins.
Most of our products are sold in competitive markets. Maintaining and improving our competitive position will require continued investment by us in manufacturing, engineering, quality standards, marketing, customer service and support, and our distribution networks. We may not be successful in maintaining our competitive position. Our competitors may develop products that are superior to our products, or may develop methods of more efficiently and effectively providing products and services or may adapt more quickly than us to new technologies or evolving customer requirements. Pricing pressures may require us to adjust the prices of our products to stay competitive. We may not be able to compete successfully with our existing competitors or with new competitors. Failure to continue competing successfully could reduce our sales, operating margins and overall financial performance.
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
Significant Movements in Foreign Currency Exchange Rates May Harm Our Financial Results.
We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Canadian Dollar, British Pound, Indian Rupee and Chinese Renminbi. Any significant change in the value of the currencies of the countries in which we do business against the U.S. Dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our results of operations. For additional detail related to this risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.”
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
Our total assets reflect substantial intangible assets, primarily goodwill and identifiable intangible assets. At December 31, 2013, goodwill and intangible assets totaled $1,349.5 million and $311.2 million, respectively. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. Annually, or when certain events occur that require a more current valuation, we assess whether there has been an impairment in the value of our goodwill and identifiable intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below forecast levels, we could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of our goodwill or identifiable intangible assets would adversely impact our results of operations and net worth. As an example, in accordance with Accounting Standards Codification (“ASC”) No. 350, the Company concluded that a significant non-cash asset impairment charge of $198.5 million was required in the fourth quarter of 2012 to reduce the carrying value of goodwill and intangible assets within the IOP platform and goodwill and long-lived assets within the WST group. See Note 4 in Part II, Item 8, "Financial Statements and Supplementary Data" for further discussion on goodwill and intangible assets.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.        Properties.
The Company’s principal plants and offices have an aggregate floor space area of approximately 4.1 million square feet, of which 2.7 million square feet (65%) is located in the U.S. and approximately 1.4 million square feet (35%) is located outside the U.S., primarily in the U.K. (9%), Germany (8%), China (4%) and The Netherlands (3%). Management considers these facilities suitable and adequate for their operations. Management believes the Company can meet demand increases over the near term with its existing facilities, especially given its operational improvement initiatives that usually increase capacity. The Company’s executive office occupies 36,588 square feet of leased space in Lake Forest, Illinois.
Approximately 2.7 million square feet (65%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.7 million square feet (40%) of the principal plant and office floor area is held by business units in the Fluid & Metering Technologies segment; 1.3 million square feet (32%) is held by business units in the

Health & Science Technologies segment; and 1.0 million square feet (23%) is held by business units in the Fire & Safety/Diversified Products segment.

Item 3.        Legal Proceedings.
The Company and six of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries and seeking money damages, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover its settlements and legal costs, or how insurers may respond to claims that are tendered to them. Claims have been filed in jurisdictions throughout the United States. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the affected business unit. No provision has been made in the financial statements of the Company for these asbestos-related claims, other than for insurance deductibles in the ordinary course, and the Company does not currently believe these claims will have a material adverse effect on it.
The Company is also party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on it.

Item 4.        Mine Safety Disclosures.
Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market for the Company’s common stock is the New York Stock Exchange, but the common stock is also listed on the Chicago Stock Exchange. As of February 10, 2014, there were approximately 6,500 shareholders of record of our common stock and there were 80,889,147 shares outstanding.
The high and low sales prices of the common stock per share and the dividends paid per share during the last two years is as follows:

	2013			2012
	High	Low	Dividends	High	Low	Dividends
First Quarter	$53.84	$47.43	$0.20	$43.15	$36.73	$0.17
Second Quarter	57.38	49.55	0.23	44.14	36.91	0.20
Third Quarter	65.32	53.95	0.23	43.96	34.06	0.20
Fourth Quarter	74.08	63.21	0.23	46.69	39.74	0.20
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
The following table provides information about the Company’s purchases of common stock during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2013 to October 31, 2013	259,700	$65.90	259,700	$78,329,477
November 1, 2013 to November 30, 2013	56,345	$70.44	56,345	$374,360,309
December 1, 2013 to December 31, 2013	89,829	$71.53	89,829	$367,934,947
Total	405,874	$69.29	405,874	$367,934,947

(1)
On November 8, 2013, the Company’s Board of Directors approved an increase in the authorized level for repurchases of common stock by $300.0 million. This followed the prior Board of Directors approved repurchase authorizations of $200.0 million, announced by the Company on October 22, 2012; $50.0 million, announced by the Company on December 6, 2011; and the original repurchase authorization of $125.0 million announced by the Company on April 21, 2008.

Performance Graph. The following table compares total shareholder returns over the last five years to the Standard & Poor’s (the “S&P”) 500 Index, the S&P Midcap Industrials Sector Index and the Russell 2000 Index assuming the value of the investment in our common stock and each index was $100 on December 31, 2008. Total return values for our common stock, the S&P 500 Index, S&P Midcap Industrials Sector Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	12/08	12/09	12/10	12/11	12/12	12/13
IDEX Corporation	$100.00	$128.99	$161.99	$153.50	$192.67	$305.80
S&P 500 Index	$100.00	$123.45	$139.24	$139.23	$157.90	$204.63
S&P Midcap Industrials Sector Index	$100.00	$133.84	$173.49	$170.32	$204.66	$291.54
Russell 2000 Index	$100.00	$125.22	$156.90	$148.35	$179.54	$232.98

Item 6.    Selected Financial Data.(1)

(Dollars in thousands, except per share data)	2013	2012 (2)	2011	2010	2009
RESULTS OF OPERATIONS
Net sales	$2,024,130	$1,954,258	$1,838,451	$1,513,073	$1,329,661
Gross profit	873,364	803,700	738,673	618,483	522,386
Selling, general and administrative expenses	477,851	444,490	421,703	358,272	325,453
Asset impairments	—	198,519	—	—	—
Restructuring expenses	—	32,473	12,314	11,095	12,079
Operating income	395,513	128,218	304,656	249,116	184,854
Other income (expense) — net	(178)	236	(1,443)	(1,092)	1,151
Interest expense	42,206	42,250	29,332	16,150	17,178
Provision for income taxes	97,914	48,574	80,024	74,774	55,436
Net income	255,215	37,630	193,857	157,100	113,391
Earnings Per Share(3)
— basic	$3.11	$0.45	$2.34	$1.93	$1.41
— diluted	$3.09	$0.45	$2.32	$1.90	$1.40
Weighted average shares outstanding
— basic	81,517	82,689	82,145	80,466	79,716
— diluted	82,489	83,641	83,543	81,983	80,727
Year-end shares outstanding	81,196	82,727	83,234	82,070	80,970
Cash dividends per share	$0.89	$0.80	$0.68	$0.60	$0.48
FINANCIAL POSITION
Current assets	$990,953	$881,865	$789,161	$692,758	$451,712
Current liabilities	304,609	291,427	258,278	353,668	189,682
Working capital	686,344	590,438	530,883	339,090	262,030
Current ratio	3.3	3.0	3.1	2.0	2.4
Total assets	$2,887,577	$2,785,390	$2,836,107	$2,381,695	$2,098,157
Total borrowings	773,876	786,576	808,810	527,895	400,100
Shareholders’ equity	1,572,989	1,464,998	1,513,135	1,375,660	1,268,104
PERFORMANCE MEASURES AND OTHER DATA
Percent of net sales:
Gross profit	43.1%	41.1%	40.2%	40.9%	39.3%
SG&A expenses	23.6%	22.7%	22.9%	23.7%	24.5%
Operating income	19.5%	6.6%	16.6%	16.5%	13.9%
Income before income taxes	17.4%	4.4%	14.9%	15.3%	12.7%
Net income	12.6%	1.9%	10.5%	10.4%	8.5%
Capital expenditures	$31,536	$35,520	$34,548	$32,769	$25,525
Depreciation and amortization	79,334	78,312	72,386	58,108	56,346
Return on average assets	9.0%	1.3%	7.4%	7.0%	5.3%
Borrowings as a percent of capitalization	33.0%	34.9%	34.8%	27.7%	24.0%
Return on average shareholders' equity	16.8%	2.5%	13.4%	11.9%	9.4%
Employees at year end	6,787	6,717	6,814	5,966	5,300
Shareholders at year end	6,500	6,700	7,000	7,000	7,000
NON-GAAP MEASURES
EBITDA	$474,669	$206,766	$375,599	$306,132	$242,351
EBITDA as a percentage of net sales	23.5%	10.6%	20.4%	20.2%	18.2%
Adjusted EBITDA(4)	$474,669	$437,758	$387,913	$317,227	$254,430
Adjusted EBITDA as a percentage of net sales (4)	23.5%	22.4%	21.1%	21.0%	19.1%

(1)	For additional detail, see Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)	Fiscal year 2012 includes an impairment charge for goodwill and intangible assets within the IOP platform and an impairment charge for goodwill and long-lived assets within the WST group.

(3)	Calculated by applying the two-class method of allocating earnings to common stock and participating securities as required by ASC 260, Earnings Per Share.

(4)
The following is a reconciliation of EBITDA and Adjusted EBITDA to the comparable measures of net income and operating income, as determined in accordance with U.S. GAAP. We have reconciled consolidated EBITDA to net income and we have reconciled segment EBITDA to operating income, as we do not allocate interest and income taxes to our segments. EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company which results in a higher level of amortization expense at recently acquired businesses, management uses EBITDA as an internal operating metric to provide management with another representation of performance of businesses across our three segments and for enterprise valuation purposes. In addition, EBITDA has been adjusted for items that are not reflective of ongoing operations, such as asset impairments and restructuring expenses to arrive at Adjusted EBITDA. Management believes that Adjusted EBITDA is useful as an analytical indicator of leverage capacity and debt servicing ability, and uses it to measure financial performance as well as for planning purposes. We believe that Adjusted EBITDA is also useful to some investors as an indicator of the strength and performance of the Company's and its segments ongoing business operations and a way to evaluate and compare operating performance and value companies within our industry. However, it should not be considered as an alternative to net income, operating income or any other items calculated in accordance with U.S. GAAP. The definition of EBITDA used here may differ from that used by other companies.

	For the Years Ended December 31,
Consolidated	2013	2012	2011	2010	2009
	(In thousands)
Net Income	$255,215	$37,630	$193,857	$157,100	$113,391
+ Income taxes	97,914	48,574	80,024	74,774	55,436
+ Interest Expense	42,206	42,250	29,332	16,150	17,178
+ Depreciation & amortization	79,334	78,312	72,386	58,108	56,346
EBITDA	474,669	206,766	375,599	306,132	242,351
+ Restructuring	—	32,473	12,314	11,095	12,079
+ Asset impairment	—	198,519	—	—	—
Adjusted EBITDA	$474,669	$437,758	$387,913	$317,227	$254,430

Net sales	$2,024,130	$1,954,258	$1,838,451	$1,513,073	$1,329,661
EBITDA as a percentage of net sales	23.5%	10.6%	20.4%	20.2%	18.2%
Adjusted EBITDA as a percentage of net sales	23.5%	22.4%	21.1%	21.0%	19.1%

	For the Years Ended December 31,
	2013			2012			2011
	FMT	HST	FSD	FMT	HST	FSD	FMT	HST	FSD
	(In thousands)
Operating income (loss)	$211,256	$136,707	$102,730	$146,650	$(62,835)	$96,120	$164,818	$106,037	$85,901
+ Other income (expense)	(1,789)	508	342	25	(511)	143	(249)	(1,822)	1,108
+ Depreciation & amortization	27,633	43,496	6,852	29,637	39,981	7,107	32,368	30,055	8,516
EBITDA	237,100	180,711	109,924	176,312	(23,365)	103,370	196,937	134,270	95,525
+ Restructuring	—	—	—	6,262	14,744	8,340	2,861	2,130	5,227
+ Asset impairment	—	—	—	27,721	170,798	—
Adjusted EBITDA	$237,100	$180,711	$109,924	$210,295	$162,177	$111,710	$199,798	$136,400	$100,752

Net sales	$871,814	$714,650	$445,049	$833,288	$695,235	$437,053	$831,287	$607,900	$402,425
EBITDA as a percentage of net sales	27.2%	25.3%	24.7%	21.2%	(3.4)%	23.7%	23.7%	22.1%	23.7%
Adjusted EBITDA as a percentage of net sales	27.2%	25.3%	24.7%	25.2%	23.3%	25.6%	24.0%	22.4%	25.0%

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Under the Private Securities Litigation Reform Act
This management’s discussion and analysis, including, but not limited to, the section entitled “2013 Overview and Outlook”, and other portions of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “management believes,” “the Company believes,” “we believe,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from the results described in those statements. These risks and uncertainties include, but are not limited to, the risks described in Item 1A, "Risk Factors" of this report, economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries — all of which could have a material impact on our order rates and results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; capacity utilization and its effect on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included in this report are only made as of the date of this report, and we undertake no obligation to update them to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.
2013 Overview and Outlook
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

The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within our three reportable segments, the Company maintains six platforms, where we will invest in organic growth and acquisitions with a strategic view towards a platform with the potential for at least $500 million in revenue, and seven groups, where we will focus on organic growth and strategic acquisitions. The Fluid & Metering Technologies segment contains the Energy, Water (comprised of Water Services & Technology and Diaphragm & Dosing Pump Technology), and Chemical, Food & Process platforms as well as the Agricultural group (comprised of Banjo.) The Health & Science Technologies segment contains the IDEX Optics & Photonics, Scientific Fluidics and Material Processing Technologies platforms, as well as the Sealing Solutions and the Industrial (comprised of  Micropump and Gast) groups. The Fire & Safety/Diversified Products segment is comprised of the Dispensing, Rescue, Band-It, and Fire Suppression groups. Each platform/group is comprised of one or more of our 15 reporting units: five reporting units within Fluid & Metering Technologies (Energy; Chemical, Food, & Process; Water Services & Technology; Banjo; Diaphragm & Dosing Pump Technology); six reporting units within Health & Science Technologies (IDEX Optics and Photonics; Scientific Fluidics; Material Processing Technology;  Sealing Solutions; Micropump; and Gast); and four reporting units within Fire & Safety/Diversified Products (Dispensing, Rescue, Band-It, and Fire Suppression).
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, valves, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agricultural and energy industries. The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, life sciences, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.
Some of our 2013 financial results are as follows:

•	Sales of $2.0 billion increased 4%; organic sales — excluding acquisitions and foreign currency translation — were up 2%.

•	Operating income of $395.5 million increased 208%.

•	Net income increased 578% to $255.2 million.

•	Diluted EPS of $3.09 increased $2.64 or 587% compared to 2012.
Overall we believe market conditions are marginally better than a year ago but still remain uneven. On a regional basis, North American demand has remained strong, the European market continues to stabilize, the emerging markets are growing, and Asia remains uneven. For 2014, based on the Company’s current outlook, we anticipate 3 to 5 percent organic revenue growth in 2014 and EPS of $3.33 to $3.43.
Results of Operations
The following is a discussion and analysis of our results of operations for each of the three years in the period ended December 31, 2013. For purposes of this Item, reference is made to the Consolidated Statements of Operations in Part II, Item 8, “Financial Statements and Supplementary Data.” Segment operating income excludes unallocated corporate operating expenses.
In the following discussion, and throughout this report, references to organic sales, a non-GAAP measure, refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States but excludes (1) the impact of foreign currency translation and (2) sales from acquired businesses during the first twelve months of ownership. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions because the nature, size, and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. In addition, this report references EBITDA and Adjusted EBITDA. These non-GAAP measures have been reconciled to Net income and Operating income within Item 6, "Selected Financial Data". Given the acquisitive nature of the Company which results in a higher level of amortization expense at recently acquired businesses, EBITDA and Adjusted EBITDA provides management with a better representation of performance of businesses across our three segments.
Management’s primary measurements of segment performance are sales, operating income, and operating margin. In addition, due to the highly acquisitive nature of the Company, the determination of net income includes amortization of acquired intangible assets and, as a result, management reviews EBITDA and Adjusted EBITDA as a percentage of sales. These measures are monitored by management and significant changes in operating results versus current trends in end markets and variances from forecasts are analyzed with segment management.

Performance in 2013 Compared with 2012

(In thousands)	2013	2012	Change
Net sales	$2,024,130	$1,954,258	4%
Operating income	395,513	128,218	208%
Operating margin	19.5%	6.6%	1,290	bps
EBITDA	$474,669	$206,766	130%
EBITDA as a percentage of net sales	23.5%	10.6%	1,290	bps
Adjusted EBITDA	$474,669	$437,758	8%
Adjusted EBITDA as a percentage of net sales	23.5%	22.4%	110	bps
Capital expenditures	$31,536	$35,520	(11)%
Capital expenditures as a percentage of net sales	1.6%	1.8%	(20)	bps
Sales in 2013 were $2,024 million, a 4% increase from the comparable period last year. This increase reflects a 2% increase in organic sales and 2% from acquisitions (ERC — April 2012, Matcon — July 2012 and FTL —March 2013). Organic sales to customers outside the U.S. represented approximately 51% of total sales in the period compared with 50% in 2012.
In 2013, Fluid & Metering Technologies contributed 43% of sales and 47% of operating income; Health & Science Technologies contributed 35% of sales and 30% of operating income; and Fire & Safety/Diversified Products contributed 22% of sales and 23% of operating income.
Gross profit of $873.4 million in 2013 increased $69.7 million, or 8.7%, from 2012. Gross margins were 43.1% in 2013 and 41.1% in 2012.
SG&A expenses increased to $477.9 million in 2013 from $444.5 million in 2012. The $33.4 million increase reflects approximately $10.4 million of incremental costs from new acquisitions, $5.6 million of cost-out actions, a $1.7 million pension settlement, $1.2 million related to environmental reserve costs, and $18.6 million of volume-related expenses, partially offset by a $4.0 million gain on the settlement of the contingent consideration related to the Matcon business acquired in July 2012. As a percentage of sales, SG&A expenses were 23.6% for 2013 and 22.7% for 2012.
During 2012, the Company recorded pre-tax restructuring expenses totaling $32.5 million. These restructuring expenses were mainly attributable to employee severance related to employee reductions across various functional areas, the termination of a defined benefit pension plan and facility rationalization resulting from the Company’s cost savings initiatives. These initiatives included exit costs related to five facility closures and severance benefits for 491 employees in 2012.
Operating income of $395.5 million in 2013 increased from the $128.2 million recorded in 2012, primarily reflecting an increase in volume, improved productivity and the impact of the $198.5 million asset impairment charges and the $32.5 million of restructuring-related charges recorded in 2012. Operating margin of 19.5% in 2013 was up from 6.6% in 2012 primarily due to volume leverage, productivity and the impact of asset impairment charges and restructuring-related charges in 2012.
Interest expense decreased slightly to $42.2 million in 2013 from $42.3 million in 2012. The decrease was principally due to lower debt levels.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $97.9 million in 2013 compared to $48.6 million in 2012. The effective tax rate decreased to 27.7% in 2013 compared to 56.3% in 2012, mainly due to the 2012 nonrecurring asset impairment charge recorded in the fourth quarter of 2012. The impairment charge increased our 2012 effective tax rate by 26.9%. Our effective tax rate was also impacted by recognition of the 2012 U.S. R&D credit in 2013 due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013 which reinstated the U.S. R&D Credit retroactively to January 1, 2012, recognition of additional UK R&D tax benefits, revaluation of the UK deferred tax liability due to the reduction in the UK statutory tax rate, the settlement of the contingent consideration agreement related to the Matcon business acquired in July 2012, and the mix of global pre-tax income among jurisdictions.
Net income for the year of $255.2 million increased from the $37.6 million earned in 2012. Diluted earnings per share in 2013 of $3.09 increased $2.64 from $0.45 in 2012.

Fluid & Metering Technologies Segment

(In thousands)	2013	2012	Change
Net sales	$871,814	$833,288	5%
Operating income	211,256	146,650	44%
Operating margin	24.2%	17.6%	660	bps
EBITDA	$237,100	$176,312	34%
EBITDA as a percentage of net sales	27.2%	21.2%	600	bps
Adjusted EBITDA	$237,100	$210,295	13%
Adjusted EBITDA as a percentage of sales	27.2%	25.2%	200	bps
Capital expenditures	$11,581	$13,535	(14)%
Capital expenditures as a percentage of net sales	1.3%	1.6%	(30)	bps
Sales of $871.8 million increased $38.5 million, or 5%, in 2013 compared with 2012. This increase reflected 4% organic growth and 1% favorable foreign currency translation. The increase in organic sales was attributable to growth across all our platforms and groups within the segment. In 2013, organic sales increased approximately 3% domestically and 6% internationally. Organic sales to customers outside the U.S. were approximately 46% of total segment sales in 2013, compared with 47% in 2012.
Sales within our Energy platform increased compared to 2012, due to the strength of OEM truck builds and electronic retrofits in North America. Additional growth has been driven by growth across the LPG market, including North America, China, India and Russia. Sales within our CFP platform increased compared to 2012 on continued strength in the chemical markets, particularly with project opportunities in the Middle East and Asia, coupled with solid aftermarket performance. The CFP North American industrial distribution market started the year soft, but gradually recovered in the second half of 2013. Sales increases within our Agriculture group were driven by strong OEM demand in North America, new product introductions and an increase in market share. The sales increase in WST was driven by share gains and strong global project activity, specifically for projects in the US and Japan. DDPT saw only modest sales growth due to softness in several core markets, but this was offset by a pickup in the Middle East and the semiconductor markets.
Operating income and operating margin of $211.3 million and 24.2%, respectively, were higher than the $146.7 million and 17.6% recorded in 2012, primarily due to volume leverage and productivity initiatives as well as the impact of the $27.7 million of impairment charges and $6.3 million of restructuring charges recorded in 2012.
Health & Science Technologies Segment

(In thousands)	2013	2012	Change
Net sales	$714,650	$695,235	3%
Operating income (loss)	136,707	(62,835)	318%
Operating margin	19.1%	(9.0)%	2,810	bps
EBITDA	$180,711	$(23,365)	873%
EBITDA as a percentage of net sales	25.3%	(3.4)%	2,870	bps
Adjusted EBITDA	$180,711	$162,177	11%
Adjusted EBITDA as a percentage of sales	25.3%	23.3%	200	bps
Capital expenditures	$12,280	$13,140	(7)%
Capital expenditures as a percentage of net sales	1.7%	1.9%	(20)	bps
Sales of $714.7 million increased $19.4 million, or 3%, in 2013 compared with 2012. This increase reflected 6% growth from acquisitions (ERC, Matcon and FTL), offset by a 1% unfavorable foreign currency translation and a 2% decrease in organic sales. In 2013, organic sales decreased 1% domestically and 3% internationally. Organic sales to customers outside the U.S. were approximately 53% of total segment sales in 2013 compared with 51% in 2012.
Sales within our MPT platform increased compared to 2012 due to large projects in the pharmaceutical and chemical markets, driven by released capital spending, particularly in North America and Europe. Sales within our Scientific Fluidics platform increased on the success of new products introduced throughout 2013 and share gains. In the latter part of 2013, Scientific Fluidics benefited from the the easing of National Institute of Health funding constraints, which opened up further spending in our core Analytical Instruments and In Vitro Diagnostic markets. Sales within our Specialty Seals group increased compared to 2012 due to a full nine months of sales from FTL, acquired in March 2013, continued strong growth in oil & gas, and stability in the scientific and commercial aircraft end markets. Sales within our IOP platform decreased compared to 2012, primarily from continued weak demand in the defense, biotechnology and electronics end markets as well as the decision to exit certain product lines. Sales in our Industrial group decreased compared to 2012 due to several original equipment manufacturer (“OEM”) orders that did not repeat in 2013.
Operating income and operating margin of $136.7 million and 19.1%, respectively, in 2013 were up from the operating loss and negative operating margin of $62.8 million and 9.0%, respectively, recorded in 2012, primarily due to volume leverage and productivity initiatives as well as the impact of the $170.8 million of impairment charges and the $14.7 million of restructuring charges recorded in 2012.
Fire & Safety/Diversified Products Segment

(In thousands)	2013	2012	Change
Net sales	$445,049	$437,053	2%
Operating income	102,730	96,120	7%
Operating margin	23.1%	22.0%	110	bps
EBITDA	$109,924	$103,370	6%
EBITDA as a percentage of net sales	24.7%	23.7%	100	bps
Adjusted EBITDA	$109,924	$111,710	(2)%
Adjusted EBITDA as a percentage of sales	24.7%	25.6%	(90)	bps
Capital expenditures	$5,040	$6,654	(24)%
Capital expenditures as a percentage of net sales	1.1%	1.5%	(40)	bps
Sales of $445.0 million increased $8.0 million, or 2%, in 2013 compared with 2012. This increase reflected 1% organic growth and 1% favorable foreign currency translation. In 2013, organic sales increased 1% domestically and 2% internationally. Organic sales to customers outside the U.S. were approximately 56% of total segment sales in 2013, compared with 57% in 2012.
Sales within our Dispensing group decreased due to the fulfillment of the 2012 large replenishment order in the first quarter of 2013. However, excluding this order, sales increased on strength in our core North American markets, driven by low volatile organic compound ("VOC") programs, and expanded sales from our low-end automatic dispenser, X-Smart, in EMEA and Asia. The sales increase within our Band-It group was driven by general strength in the oil and gas applications market and large automotive blanket orders for new vehicle platforms in North America. Sales within our Fire Suppression group increased as a result of orders for fire suppression trailers at power production facilities, project orders in China, and a stable core business in North America and Western Europe. Sales within our Rescue group increased as a result of robust demand for our rescue tools within the North American and European markets.
Operating income and operating margin of $102.7 million and 23.1%, respectively, were higher than the $96.1 million and 22.0% recorded in 2012, primarily due to the impact of the $8.3 million of restructuring charges recorded in 2012, as well as volume leverage, partially offset by mix across businesses.

Performance in 2012 Compared with 2011

(In thousands)	2012	2011	Change
Net sales	$1,954,258	$1,838,451	6%
Operating income	128,218	304,656	(58)%
Operating margin	6.6%	16.6%	(1,000)	bps
EBITDA	$206,766	$375,599	(45)%
EBITDA as a percentage of net sales	10.6%	20.4%	(980)	bps
Adjusted EBITDA	$437,758	$387,913	13%
Adjusted EBITDA as a percentage of net sales	22.4%	21.1%	130	bps
Capital expenditures	$35,520	$34,548	3%
Capital expenditures as a percentage of net sales	1.8%	1.9%	(10)	bps
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
In 2012, Fluid & Metering Technologies contributed 43% of sales and 82% of operating income; Health & Science Technologies contributed 35% of sales and (35)% of operating income; and Fire & Safety/Diversified Products contributed 22% of sales and 53% of operating income.
Gross profit of $803.7 million in 2012 increased $65.0 million, or 9%, from 2011. Gross margins were 41.1% in 2012 and 40.2% in 2011.
SG&A expenses increased to $444.5 million in 2012 from $421.7 million in 2011. The $22.8 million increase reflects approximately $26.8 million of incremental costs from acquisitions, $2.7 million for a benefit from forfeited CEO equity compensation recorded in 2011 and a $2.8 million gain from the sale of a facility in Italy recorded in 2011, partially offset by $9.5 million of cost savings initiatives. As a percentage of sales, SG&A expenses were 22.7% for 2012 and 22.9% for 2011.
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
During 2012, the Company concluded that a non-cash impairment charge was required to reduce the carrying value of goodwill and intangible assets within the IOP reporting unit and goodwill and long-lived assets within the WST reporting unit. The goodwill within IOP primarily originated from the 2011 acquisition of CVI Melles Griot and the goodwill in WST primarily originated from the 2008 acquisitions of IETG and ADS. As a result of our annual test, an impairment charge was required within IOP due to continued softness in the Optics & Photonics end markets. In addition, we were required to perform an interim impairment test within WST at December 31, 2012 due to the reorganization of certain FMT businesses in the fourth quarter. This reorganization, combined with continued softness in municipal end markets, contributed to the impairment charge. As a result of the above testing, the Company recorded a pre-tax charge of $198.5 million in the fourth quarter of 2012.
No additional impairments were identified at any of the other reporting units in 2012.
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
Interest expense increased to $42.3 million in 2012 from $29.3 million in 2011. The increase was principally due to higher debt levels resulting from the CVI MG acquisition and higher interest rates associated with replacing our Revolving Facility debt in 2011 with fixed rate 4.2% Senior Notes.

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
Fluid & Metering Technologies Segment

(In thousands)	2012	2011	Change
Net sales	$833,288	$831,287	—%
Operating income	146,650	164,818	(11)%
Operating margin	17.6%	19.8%	(220)	bps
EBITDA	$176,312	$196,937	(10)%
EBITDA as a percentage of net sales	21.2%	23.7%	(250)	bps
Adjusted EBITDA	$210,295	$199,798	5%
Adjusted EBITDA as a percentage of net sales	25.2%	24.0%	120	bps
Capital expenditures	$13,535	$12,543	8%
Capital expenditures as a percentage of net sales	1.6%	1.5%	10	bps
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
Sales within our Energy platform increased compared to 2011, due to strong demand for systems used in midstream and downstream oil and gas applications both domestically and internationally. Additionally, large Energy project sales to emerging markets drove international sales growth, partially offset by weakness in the European downstream markets due to general economic conditions. Domestic sales growth within Energy was driven by the transportation end markets and strength in our distribution channel. Sales within our CFP platform increased compared to 2011 on strong general industrial and chemical demand in both our OEM and distributor channels in North America and Asia. In addition, CFP sales growth accelerated in emerging markets. Sales within our Agriculture group increased due to robust demand in North America. DDPT sales increased compared to 2011, due to a modest increase in project activity for the chemical and industrial businesses. Offsetting these sales increases, was a sales decrease in our WST group, which continues to face funding headwinds in the municipal water end market.
Operating income and operating margin of $146.7 million and 17.6%, respectively, were lower than the $164.8 million and 19.8% recorded in 2011, primarily due to $27.7 million of impairment charges and an increase of $3.4 million of restructuring charges, partially offset by productivity and cost reduction initiatives.

Health & Science Technologies Segment

(In thousands)	2012	2011	Change
Net sales	$695,235	$607,900	14%
Operating income (loss)	(62,835)	106,037	(159)%
Operating margin	(9.0)%	17.4%	(2,640)	bps
EBITDA	$(23,365)	$134,270	(117)%
EBITDA as a percentage of net sales	(3.4)%	22.1%	(2,550)	bps
Adjusted EBITDA	$162,177	$136,400	19%
Adjusted EBITDA as a percentage of net sales	23.3%	22.4%	90	bps
Capital expenditures	$13,140	$12,938	2%
Capital expenditures as a percentage of net sales	1.9%	2.1%	(20)	bps
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
Sales within our MPT platform increased compared to 2011 due to a full twelve months of sales from Microfluidics, acquired in March 2011, strength in Asian food and pharmaceutical markets, and large project orders received in the second half of 2011 which shipped during the first half of 2012. Sales within our Scientific Fluidics platform decreased compared to 2011 due to slowed instrumentation end markets driven by National Institutes of Health funding concerns, inventory reduction programs by our customers and inconsistent OEM demand in North America, partially offset by modest growth in the life sciences end market, particularly in Asia. Sales within our Sealing Solutions group increased slightly compared to 2011 due to an increase in distributor sales and an upturn in the diesel and gas engine markets. Sales within our IOP platform increased compared to 2011 primarily as a result of our CVI MG acquisition. However, 2012 sales within our IOP platform were lower than anticipated due to weak demand in the defense, biotech and electronics end markets. Sales in our Industrial group decreased compared to 2011 due to lower sales to distributors and slower sales into automotive end markets.
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
Fire & Safety/Diversified Products Segment

(In thousands)	2012	2011	Change
Net sales	$437,053	$402,425	9%
Operating income	96,120	85,901	12%
Operating margin	22.0%	21.3%	70	bps
EBITDA	$103,370	$95,525	8%
EBITDA as a percentage of net sales	23.7%	23.7%	—	bps
Adjusted EBITDA	$111,710	$100,752	11%
Adjusted EBITDA as a percentage of net sales	25.6%	25.0%	60	bps
Capital expenditures	$6,654	$5,644	18%
Capital expenditures as a percentage of net sales	1.5%	1.4%	10	bps
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

Liquidity and Capital Resources
At December 31, 2013, working capital was $686.3 million and the Company’s current ratio was 3.25 to 1. Cash flows from operating activities increased $75.3 million, or 23.1%, to $401.5 million in 2013, primarily due to higher operating income. At December 31, 2013, the Company’s cash and cash equivalents totaled $439.6 million, of which $309.1 million was held outside of the United States. During the year ended December 31, 2013, the Company repatriated $11.7 million of foreign earnings resulting in $0.9 million of incremental income tax expense. The Company has made no estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries that might be payable if these earnings were repatriated since the Company considers these amounts to be permanently invested.
Cash flows from operations were more than adequate to fund capital expenditures of $31.5 million and $35.5 million in 2013 and 2012, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, although a portion was for business system technology and replacement of equipment and facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.
The Company acquired FTL Seals Technology, Ltd ("FTL") in March 2013 for cash consideration of $34.5 million (£23.1 million). The entire purchase price was funded with borrowings under the Revolving Facility.
The Company maintains a revolving credit facility (the “Revolving Facility”), which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At December 31, 2013, $10.0 million was outstanding under the Revolving Facility, with $8.7 million of outstanding letters of credit. The net available borrowing capacity under the Revolving Facility at December 31, 2013, was approximately $681.3 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. This applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at December 31, 2013, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.
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
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At December 31, 2013, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 11.73 to 1 and the leverage ratio was 1.63 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

On November 8, 2013, the Company’s Board of Directors approved an increase in the authorized level for repurchases of common stock by $300.0 million. Repurchases under the program will be funded with future cash flow generation. During 2013, the Company purchased a total of 2.9 million shares at a cost of $167.5 million compared to 2.2 million shares purchased at a cost of $89.6 million in 2012. As of December 31, 2013 there was $368 million remaining under authorized repurchases.
The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest on all borrowings, pension and postretirement funding requirements, authorized share repurchases and annual dividend payments to holders of the Company’s stock for the next twelve months. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of December 31, 2013, $10.0 million was outstanding under the Revolving Facility, with $8.7 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at December 31, 2013 of approximately $681.3 million.

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
The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2013, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional detail regarding these obligations is provided in the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Payments Due by Period	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Borrowings(1)	$991,761	$33,968	$181,468	$56,400	$719,925
Operating lease obligations	50,065	15,426	19,553	9,141	5,945
Capital lease obligations(2)	3,008	564	1,152	1,292	—
Purchase obligations(3)	98,740	96,153	2,587	—	—
Pension and post-retirement obligations	98,883	9,098	17,511	19,314	52,960
Total contractual obligations(4)	$1,242,457	$155,209	$222,271	$86,147	$778,830

(1)	Includes interest payments based on contractual terms and current interest rates for variable debt.

(2)	Consists primarily of tangible personal property leases.

(3)	Consists primarily of inventory commitments.

(4)	Comprises liabilities recorded on the balance sheet of $841.2 million, and obligations not recorded on the balance sheet of $401.3 million.

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
The Company’s business acquisitions result in recording goodwill and other intangible assets, which affect the amount of amortization expense and possible impairment expense that the Company will incur in future periods. The Company follows the guidance prescribed in ASC 350, “Goodwill and Other Intangible Assets” to test goodwill and intangible assets for impairment. Annually, on October 31, or more frequently if triggering events occur, the Company compares the fair value of their reporting units to the carrying value of each reporting unit to determine if a goodwill impairment exists.
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
The key assumptions are updated every year for each reporting unit for the income and market methodology used to determine fair value. Various assumptions are utilized including forecasted operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, market data and market multiples. The assumptions that have the most significant effect on the fair value calculation are the weighted average cost of capital, the market multiples and terminal growth rates. The 2013 and 2012 ranges for these three assumptions utilized by the Company are as follows:

Assumptions	2013 Range	2012 Range
Weighted average cost of capital	10.0% to 14.5%	10.0% to 14.0%
Market multiples	7.5x to 14.5x	7.5x to 11.0x
Terminal growth rates	3.0% to 3.5%	3.0% to 3.5%
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
In 2013, there were no triggering events or changes in circumstances that would have required a review other than as of our annual test date. Based on the results of our measurement at October 31, 2013, all reporting units had a fair value that was significantly in excess of carrying value, except for our IOP reporting unit, which had a fair value greater than 10% above carrying value. The IOP reporting unit was written down to its fair value in 2012 as result of our goodwill impairment and thus the fair value continues to be near the carrying value.
In 2012, as a result of our annual impairment test for the IOP reporting unit and as a result of the reorganization of certain FMT reporting units, the Company determined that the fair value of the IOP and WST reporting units was less than the carrying value of the net assets of the reporting units, and thus the Company performed step two of the goodwill impairment test. In step two of the goodwill impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value, which resulted in a $149.8 million goodwill impairment charge at the IOP reporting unit and a $20.7 million impairment charge at the WST reporting unit.
The unamortized Banjo trade name was determined to be an indefinite lived intangible asset which is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company uses the relief-from-royalty method, a form of the income approach. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.
In 2013, there were no triggering events or changes in circumstances that would have required a review other than as of our annual test date and the Company concluded that the fair value of the Banjo trade name was in excess of the carrying value as of October 31, 2013.
In 2012, as a result of our annual impairment test, the Company concluded that the fair value of the CVI Melles Griot trade names within the IOP reporting unit was less than the carrying value, resulting in a $21.0 million impairment charge. The Company also determined that the CVI Melles Griot trade names no longer had an indefinite life and reclassified the remaining $26.0 million to definite lived assets that will be amortized over a remaining useful life of 15 years.
A long-lived asset impairment exists when the carrying amount of the asset exceeds its fair value. Assessments of possible impairments of long-lived assets are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair value of the related assets. In 2013, the Company concluded that certain long lived assets had a fair value that was less than the carrying value of the assets, resulting in $2.7 million of impairment charges. In 2012, the Company concluded that certain long lived assets within the WST reporting unit had a fair value that was less than the carrying value of the assets, resulting in a $7.0 million impairment charge.
Defined benefit retirement plans — The plan obligations and related assets of the defined benefit retirement plans are presented in Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would use in pricing the assets. Plan obligations and the annual pension expense are determined by consulting with actuaries using a number of assumptions provided by the Company. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases, and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected.
Changes in the discount rate assumptions will impact the (gain) loss amortization and interest cost components of the projected benefit obligation (PBO), which in turn, may impact the Company’s funding decisions if the PBO exceeds plan assets. Each 100 basis point increase or decrease in the discount rate will cause a corresponding decrease or increase, respectively, in the PBO of an estimated $23.0 million based upon the December 31, 2013 data.

Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013 and its adoption did not impact the consolidated financial position, results of operations or cash flows of the Company. See Note 14 for a further discussion on other comprehensive income (loss).

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

The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar, Indian Rupee and Chinese Renminbi. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The effect of transaction gains and losses is reported within Other income (expense)-net on the Consolidated Statements of Operations.
The Company’s interest rate exposure is primarily related to its $773.9 million of total debt outstanding at December 31, 2013. Approximately 1% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

Item 8.         Financial Statements and Supplementary Data.

IDEX CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	(In thousands except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$439,629	$318,864
Receivables — net	253,226	256,095
Inventories	230,967	234,950
Other current assets	67,131	71,956
Total current assets	990,953	881,865
Property, plant and equipment — net	213,488	219,161
Goodwill	1,349,456	1,321,727
Intangible assets — net	311,227	341,372
Other noncurrent assets	22,453	21,265
Total assets	$2,887,577	$2,785,390
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$133,312	$117,341
Accrued expenses	150,751	150,176
Short-term borrowings	1,871	7,335
Dividends payable	18,675	16,575
Total current liabilities	304,609	291,427
Long-term borrowings	772,005	779,241
Deferred income taxes	144,908	121,349
Other noncurrent liabilities	93,066	128,375
Total liabilities	1,314,588	1,320,392
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: none	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value; Issued: 89,154,190 shares at December 31, 2013 and 87,732,405 shares at December 31, 2012	892	877
Additional paid-in capital	607,766	550,682
Retained earnings	1,293,740	1,113,541
Treasury stock at cost: 7,958,510 shares at December 31, 2013 and 5,005,518 shares at December 31, 2012	(326,104)	(156,699)
Accumulated other comprehensive loss	(3,305)	(43,403)
Total shareholders’ equity	1,572,989	1,464,998
Total liabilities and shareholders’ equity	$2,887,577	$2,785,390
See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands except per share amounts)
Net sales	$2,024,130	$1,954,258	$1,838,451
Cost of sales	1,150,766	1,150,558	1,099,778
Gross profit	873,364	803,700	738,673
Selling, general and administrative expenses	477,851	444,490	421,703
Asset impairments	—	198,519	—
Restructuring expenses	—	32,473	12,314
Operating income	395,513	128,218	304,656
Other income (expense) — net	(178)	236	(1,443)
Interest expense	42,206	42,250	29,332
Income before income taxes	353,129	86,204	273,881
Provision for income taxes	97,914	48,574	80,024
Net income	$255,215	$37,630	$193,857
Earnings per common share:
Basic earnings per common share	$3.11	$0.45	$2.34
Diluted earnings per common share	$3.09	$0.45	$2.32
Share data:
Basic weighted average common shares outstanding	81,517	82,689	82,145
Diluted weighted average common shares outstanding	82,489	83,641	83,543

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$255,215	$37,630	$193,857
Other comprehensive income (loss)
Gains (losses) and reclassification adjustments for derivatives, net of tax	4,738	4,780	(20,254)
Pension and other postretirement adjustments, net of tax	21,788	(7,159)	(8,398)
Cumulative translation adjustment	13,572	14,445	(14,108)
Comprehensive income	$295,313	$49,696	$151,097

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Treasury Stock	Total Shareholders’ Equity
			Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Gain (Loss) on Derivatives
	(In thousands except share and per share amounts)
Balance, December 31, 2010	$442,117	$1,005,040	$38,302	$(30,088)	$(20,923)	$(58,788)	$1,375,660
Net income	—	193,857	—	—	—	—	193,857
Cumulative translation adjustment	—	—	(14,108)	—	—	—	(14,108)
Net change in retirement obligations (net of tax benefit of $4,222)	—	—	—	(8,398)	—	—	(8,398)
Net change on derivatives designated as cash flow hedges (net of tax benefit of $12,500)	—	—	—	—	(20,254)	—	(20,254)
Issuance of 1,596,145 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans (net of tax of $4,150)	37,621	—	—	—	—	—	37,621
Share-based compensation	11,250	—	—	—	—	—	11,250
Unvested shares surrendered for tax withholding	—	—	—	—	—	(6,008)	(6,008)
Cash dividends declared — $.68 per common share outstanding	—	(56,485)	—	—	—	—	(56,485)
Balance, December 31, 2011	$490,988	$1,142,412	$24,194	$(38,486)	$(41,177)	$(64,796)	$1,513,135
Net income	—	37,630	—	—	—	—	37,630
Cumulative translation adjustment	—	—	14,445	—	—	—	14,445
Net change in retirement obligations (net of tax benefit of $1,647)	—	—	—	(7,159)	—	—	(7,159)
Net change on derivatives designated as cash flow hedges (net of tax of $2,791)	—	—	—	—	4,780	—	4,780
Issuance of 1,826,977 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans (net of tax of $4,865)	49,721	—	—	—	—	—	49,721
Repurchase of 2,182,946 shares of common stock	—	—	—	—	—	(89,563)	(89,563)
Share-based compensation	10,850	—	—	—	—	—	10,850
Unvested shares surrendered for tax withholding	—	—	—	—	—	(2,340)	(2,340)
Cash dividends declared — $.80 per common share outstanding	—	(66,501)	—	—	—	—	(66,501)
Balance, December 31, 2012	$551,559	$1,113,541	$38,639	$(45,645)	$(36,397)	$(156,699)	$1,464,998
Net income	—	255,215	—	—	—	—	255,215
Cumulative translation adjustment	—	—	13,572	—	—	—	13,572
Net change in retirement obligations (net of tax of $13,085)	—	—	—	21,788	—	—	21,788
Net change on derivatives designated as cash flow hedges (net of tax of $2,692)	—	—	—	—	4,738	—	4,738
Issuance of 1,471,568 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans (net of tax of $4,514)	43,749	—	—	—	—	—	43,749
Repurchase of 2,916,280 shares of common stock	—	—	—	—	—	(167,503)	(167,503)
Share-based compensation	13,350	—	—	—	—	—	13,350
Unvested shares surrendered for tax withholding	—	—	—	—	—	(1,902)	(1,902)
Cash dividends declared — $.89 per common share outstanding	—	(75,016)	—	—	—	—	(75,016)
Balance, December 31, 2013	$608,658	$1,293,740	$52,211	$(23,857)	$(31,659)	$(326,104)	$1,572,989
See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$255,215	$37,630	$193,857
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	(96)	—	(2,831)
Asset impairments	2,747	198,519	—
Depreciation and amortization	35,007	36,827	36,882
Amortization of intangible assets	44,327	41,485	35,504
Amortization of debt issuance expenses	1,703	1,685	1,263
Share-based compensation expense	16,993	13,102	12,076
Deferred income taxes	(3,156)	(37,229)	(3,576)
Excess tax benefit from share-based compensation	(8,560)	(4,474)	(5,298)
Non-cash interest expense associated with forward starting swaps	7,430	7,637	3,570
Forward starting interest rate contract settlement	—	—	(38,707)
Changes in (net of the effect from acquisitions):
Receivables	6,195	12,747	(16,488)
Inventories	9,088	23,799	(607)
Other current assets	6,562	(12,127)	877
Trade accounts payable	15,460	(1,376)	(8,645)
Accrued expenses	11,790	9,944	7,411
Other — net	817	(1,989)	1,953
Net cash flows provided by operating activities	401,522	326,180	217,241
Cash flows from investing activities
Purchases of property, plant and equipment	(31,536)	(35,807)	(35,175)
Acquisition of businesses, net of cash acquired	(36,849)	(68,930)	(443,634)
Proceeds from fixed asset disposals	567	—	12,651
Other — net	(344)	(529)	(3,379)
Net cash flows used in investing activities	(68,162)	(105,266)	(469,537)
Cash flows from financing activities
Borrowings under revolving facilities and credit facilities for acquisitions	34,648	35,000	365,000
Borrowings under revolving facilities	38,453	94,479	471,222
Proceeds from issuance of 4.2% Senior Notes	—	—	349,125
Payments under revolving facilities, credit facilities and term loan	(89,478)	(158,825)	(906,115)
Debt issuance costs	—	—	(5,451)
Dividends paid	(72,905)	(64,087)	(54,613)
Proceeds from stock option exercises	35,306	45,771	33,064
Excess tax benefit from share-based compensation	8,560	4,474	5,298
Purchase of common stock	(167,503)	(89,563)	—
Unvested shares surrendered for tax withholding	(1,902)	(2,340)	(6,008)
Other	(4,224)	(1,394)	1,890
Net cash flows (used in) provided by financing activities	(219,045)	(136,485)	253,412
Effect of exchange rate changes on cash and cash equivalents	6,450	4,176	(5,993)
Net increase (decrease) in cash	120,765	88,605	(4,877)
Cash and cash equivalents at beginning of year	318,864	230,259	235,136
Cash and cash equivalents at end of period	$439,629	$318,864	$230,259
Supplemental cash flow information
Cash paid for:
Interest	$33,432	$32,639	$27,749
Income taxes	73,657	87,603	66,087
Significant non-cash activities:
Contingent consideration for acquisition	—	8,370	3,000
Debt acquired with acquisition of business	—	4,680	1,400

See Notes to Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMETNS

1.    Significant Accounting Policies
Business
IDEX is an applied solutions company specializing in fluid and metering technologies, health and science technologies, and fire, safety and other diversified products built to its customers’ specifications. IDEX's products are sold in niche markets to a wide range of industries throughout the world. The Company’s products include industrial pumps, compressors, flow meters, injectors and valves, and related controls for use in a wide variety of process applications; precision fluidics solutions, including pumps, valves, degassing equipment, corrective tubing, fittings, and complex manifolds, precision photonic solutions, optical filters and specialty medical equipment and devices used in life science applications; precision-engineered equipment for dispensing, metering and mixing paints; refinishing equipment; and engineered products for industrial and commercial markets, including fire and rescue, transportation equipment, oil and gas, electronics, and communications. These activities are grouped into three reportable segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products.
Principles of Consolidation
The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are revenue recognition, sales returns and allowances, allowance for doubtful accounts, inventory valuation, recoverability of long-lived assets, income taxes, product warranties, contingencies and litigation, insurance-related items, defined benefit retirement plans and purchase accounting related to acquisitions.
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs
Advertising costs of $14.6 million, $15.3 million and $13.4 million for 2013, 2012 and 2011, respectively, are expensed as incurred within Selling, general and administrative expenses.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the projected undiscounted future cash flows generated by their use. Impaired assets are recorded at their estimated fair value based on a discounted cash flow analysis.
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

Borrowing Expenses
Expenses incurred in securing and issuing debt are capitalized and included in Other noncurrent assets. These assets are amortized over the life of the related borrowing and the related amortization is included in Interest expense in the Consolidated Statements of Operations.
Earnings per Common Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the year. Common stock equivalents consist of stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method, unvested shares, performance share units, and shares issuable in connection with certain deferred compensation agreements ("DCUs").
ASC 260 concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share were computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $1.2 million, $0.1 million and $1.2 million in 2013, 2012 and 2011, respectively.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	2013	2012	2011
	(In thousands)
Basic weighted average common shares outstanding	81,517	82,689	82,145
Dilutive effect of stock options, unvested shares, performance share units and DCUs	972	952	1,398
Diluted weighted average common shares outstanding	82,489	83,641	83,543
Options to purchase approximately zero, 1.2 million and 0.7 million shares of common stock in 2013, 2012 and 2011, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.
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
Certain identifiable intangible assets are amortized over their estimated useful lives using the straight-line method. The estimated useful lives used in the computation of amortization of identifiable intangible assets are as follows:

Patents	5 to 17 years
Trade names	10 to 20 years
Customer relationships	4.5 to 20 years
Non-compete agreements	2.5 to 3 years
Unpatented technology and other	4.5 to 20 years
Research and Development Expenditures
Costs associated with research and development are expensed in the period incurred and are included in Cost of sales within the Consolidated Statements of Operations. Research and development expenses, which include costs associated with developing new products and major improvements to existing products, were $33.0 million, $36.4 million and $36.0 million in 2013, 2012 and 2011, respectively.
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recently Issued Accounting Pronouncements

     In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013 and its adoption did not impact the consolidated financial position, results of operations or cash flows of the Company. See Note 14 for a further discussion on other comprehensive income (loss).

2.    Restructuring
During 2012 and 2011 the Company recorded restructuring costs as a part of the 2011 restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The costs incurred related to these initiatives are included in Restructuring expenses in the Consolidated Statements of Operations while the related accruals are included in Accrued expenses in the Consolidated Balance Sheets. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consist of asset disposals or impairments, the termination of a defined benefit plan, legal costs and relocation charges.

2011 Initiatives
During 2012 and 2011 the Company recorded pre-tax restructuring expenses totaling $32.5 million and $12.3 million, respectively, related to our 2011 restructuring initiative for exit costs and employee severance related to employee reductions across various functional areas as well as facility rationalization. The 2011 restructuring initiatives included severance benefits for 491 employees in 2012 and 292 employees in 2011. The 2011 initiative was completed by the end of 2012 and no further restructuring is currently planned. Severance payments were fully paid in 2013 using cash from operations.
Pre-tax restructuring expenses by segment, for 2012, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$6,226	$36	$6,262
Health & Science Technologies	11,223	3,521	14,744
Fire & Safety/Diversified Products	3,226	5,114	8,340
Corporate/Other	2,844	283	3,127
Total restructuring costs	$23,519	$8,954	$32,473

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-tax restructuring expenses by segment, for 2011, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$2,800	$61	$2,861
Health & Science Technologies	2,007	123	2,130
Fire & Safety/Diversified Products	4,430	797	5,227
Corporate/Other	2,096	—	2,096
Total restructuring costs	$11,333	$981	$12,314

Restructuring accruals of $10.9 million at December 31, 2012 are reflected in Accrued expenses in our Consolidated Balance Sheets as follows:

2011 Initiative
(In thousands)
Balance at January 1, 2012	$5,875
Restructuring expenses	32,473
Payments, utilization and other	(27,461)
Balance at December 31, 2012	10,887
Restructuring expenses	—
Payments, utilization and other	(10,887)
Balance at December 31, 2013	$—

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Balance Sheet Components

	December 31,
	2013	2012
	(In thousands)
RECEIVABLES
Customers	$255,992	$257,114
Other	3,075	4,577
Total	259,067	261,691
Less allowance for doubtful accounts	5,841	5,596
Total receivables — net	$253,226	$256,095
INVENTORIES
Raw materials and components parts	$133,470	$139,229
Work in process	41,895	33,025
Finished goods	55,602	62,696
Total	$230,967	$234,950
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	$32,723	$31,787
Buildings and improvements	150,316	141,952
Machinery, equipment and other	300,858	288,542
Office and transportation equipment	95,923	95,920
Construction in progress	9,201	12,040
Total	589,021	570,241
Less accumulated depreciation and amortization	375,533	351,080
Total property, plant and equipment — net	$213,488	$219,161
ACCRUED EXPENSES
Payroll and related items	$63,297	$55,618
Management incentive compensation	20,949	15,974
Income taxes payable	11,746	10,284
Insurance	7,741	8,974
Warranty	4,888	4,875
Deferred revenue	9,455	9,682
Restructuring	—	10,887
Liability for uncertain tax positions	1,201	2,679
Accrued interest	1,354	1,713
Contingent consideration for acquisition	—	3,528
Other	30,120	25,962
Total accrued expenses	$150,751	$150,176
OTHER NONCURRENT LIABILITIES
Pension and retiree medical obligations	$67,777	$96,853
Liability for uncertain tax positions	4,624	4,989
Deferred revenue	5,578	6,534
Contingent consideration for acquisition	—	5,515
Other	15,087	14,484
Total other noncurrent liabilities	$93,066	$128,375

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013	2012	2011
	(In thousands)
VALUATION AND QUALIFYING ACCOUNTS(1)
Beginning balance January 1	$5,596	$5,860	$5,322
Charged to costs and expenses, net of recoveries	2,288	653	1,044
Utilization	(1,921)	(1,151)	(917)
Currency translation and other	(122)	234	411
Ending balance December 31	$5,841	$5,596	$5,860

(1)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.

4.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for 2013 and 2012, by business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
	(In thousands)
Goodwill	$541,640	$648,906	$270,910	$1,461,456
Accumulated impairment losses	—	—	(30,090)	(30,090)
Balance at January 1, 2012	541,640	648,906	240,820	1,431,366
Acquisition adjustments	—	1,424	—	1,424
Acquisitions (Note 12)	—	50,387	—	50,387
Foreign currency translation	3,406	2,307	3,378	9,091
Goodwill impairment	(20,721)	(149,820)	—	(170,541)
Balance at December 31, 2012	524,325	553,204	244,198	1,321,727
Acquisitions (Note 12)	—	17,994	—	17,994
Foreign currency translation	3,719	477	5,539	9,735
Balance at December 31, 2013	$528,044	$571,675	$249,737	$1,349,456

ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed.
Goodwill and other acquired intangible assets with indefinite lives were tested for impairment as of October 31, 2013, the Company's annual impairment date. In assessing the fair value of the reporting units, the Company considers both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on comparing the reporting unit to comparable publicly traded companies. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, other operating costs and discount rates. Weighting was equally attributed to both the market and income approaches (50% each) in arriving at the fair value of the reporting units.
In 2013, there were no triggering events or changes in circumstances that would have required a review other than as of our annual test date.  Based on the results of our measurement at October 31, 2013, all reporting units had a fair value that was significantly in excess of carrying value, except for our IOP reporting unit, which had a fair value greater than 10% above carrying value.  The IOP reporting unit was written down to its fair value in 2012 as result of our goodwill impairment and thus the fair value continues to be near the carrying value.  In 2012, as a result of our annual impairment test for the IOP reporting unit and as a result of the reorganization of certain FMT reporting units, the Company determined that the fair value of the IOP and WST reporting units was less than the carrying value of the net assets of the reporting units, and thus the Company performed step two of the goodwill impairment test. In step two of the goodwill impairment test, the Company determined the

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implied fair value of the goodwill and compared it to the carrying value, which resulted in a $149.8 million goodwill impairment charge at the IOP reporting unit and a $20.7 million goodwill impairment charge at the WST reporting unit.
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2013 and 2012:

	At December 31, 2013				At December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
		(In thousands)				(In thousands)
Amortizable intangible assets:
Patents	$10,673	$(5,179)	$5,494	11	$10,650	$(4,273)	$6,377
Trade names	104,582	(28,310)	76,272	16	103,113	(21,603)	81,510
Customer relationships	242,674	(121,092)	121,582	10	230,196	(93,273)	136,923
Non-compete agreements	3,769	(3,272)	497	3	3,505	(2,827)	678
Unpatented technology	75,528	(32,905)	42,623	11	74,758	(24,211)	50,547
Other	6,958	(4,299)	2,659	10	6,841	(3,604)	3,237
Total amortizable intangible assets	444,184	(195,057)	249,127		429,063	(149,791)	279,272
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Total intangible assets	$506,284	$(195,057)	$311,227		$491,163	$(149,791)	$341,372
The unamortized Banjo trade name was determined to be an indefinite lived intangible asset which is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company uses the relief-from-royalty method, a form of the income approach. The relief-from-royalty method is dependent of a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.
In 2013, there were no triggering events or changes in circumstances that would have required a review other than as of our annual test date and the Company concluded that the fair value of the Banjo trade name was in excess of the carrying value as of October 31, 2013.
In 2012, as a result of our annual impairment test, the Company concluded that the fair value of the CVI Melles Griot trade names within the IOP reporting unit was less than the carrying value, resulting in a $21.0 million impairment charge. The Company also determined that the CVI Melles Griot trade names no longer had an indefinite life and reclassified the remaining $26.0 million to definite lived assets that will be amortized over a remaining useful life of 15 years.
A long-lived asset impairment exists when the carrying amount of the asset exceeds its fair value. Assessments of possible impairments of long-lived assets are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair value of the related assets. In 2013, the Company concluded that certain long lived assets had a fair value that was less than the carrying value of the assets, resulting in $2.7 million of impairment charges. In 2012, the Company concluded that certain long lived assets within the WST reporting unit had a fair value that was less than the carrying value of the assets, resulting in a $7.0 million impairment charge.
Amortization of intangible assets was $44.3 million, $41.5 million and $35.5 million in 2013, 2012 and 2011, respectively. Based on intangible asset balances as of December 31, 2013, amortization expense is expected to approximate $43.3 million in 2014, $41.1 million in 2015, $39.1 million in 2016, $30.0 million in 2017 and $18.3 million in 2018.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Borrowings
Borrowings at December 31, 2013 and 2012 consisted of the following:

	2013	2012
	(In thousands)
Revolving Facility	$10,000	$21,000
4.2% Senior Notes, due December 2021	349,272	349,197
4.5% Senior Notes, due December 2020	298,828	298,689
2.58% Senior Euro Notes, due June 2015	111,505	107,042
Other borrowings	4,271	10,648
Total borrowings	773,876	786,576
Less current portion	1,871	7,335
Total long-term borrowings	$772,005	$779,241
On June 27, 2011, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”), as borrowers with Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, and other lenders party thereto which provided for a new revolving credit facility (the “Revolving Facility”). The Revolving Facility replaced the Company’s previous $600.0 million credit facility, which expired in December 2011.
The Revolving Facility is in an aggregate principal amount of $700.0 million with a maturity date of June 27, 2016. Up to $75.0 million of the Revolving Facility is available for the issuance of letters of credit. Additionally, up to $25.0 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.
Proceeds of the Revolving Facility are available for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments may not exceed $950.0 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. Under the Credit Agreement, Fast & Fluid Management Europe B.V., (“FME”) and IDEX UK Ltd. (“IDEX UK”) were approved by the lenders as designated borrowers. At December 31, 2012, FME and IDEX UK had no borrowings under the Revolving Facility.

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at December 31, 2013, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.
The Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for senior unsecured credit agreements, including a financial covenant requiring a maximum leverage ratio of a 3.25 to 1.0, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA, each as defined in the Credit Agreement.
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
At December 31, 2013, $10.0 million was outstanding under the Revolving Facility, with $8.7 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at December 31, 2013 of approximately $681.3 million.

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
Other borrowings of $4.3 million at December 31, 2013 were comprised of capital leases, debt at international locations maintained for working capital purposes and international debt as a result of acquisitions. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 0.3% to 1.5% per annum.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At December 31, 2013, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total borrowings at December 31, 2013 have scheduled maturities as follows (in thousands):

2014	$1,871
2015	112,085
2016	10,530
2017	1,190
2018	100
Thereafter	648,100
Total borrowings	$773,876

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
As of December 31, 2013 and 2012, the Company did not have any interest rate or foreign exchange contracts outstanding.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gain (loss) recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts for the year ended December 31, 2013 and 2012:

	Loss Recognized in Other Comprehensive Income			Income (Expense) and Gain (Loss) Reclassified into Income			Income Statement Caption
	Twelve Months Ended December 31,
	2013	2012	2011	2013	2012	2011
	(In thousands)
Interest rate agreements	$—	$—	$—	$(7,430)	$(7,637)	$(3,570)	Interest expense

Approximately $7.2 million of the pre-tax amount included in accumulated other comprehensive loss in shareholders’ equity at December 31, 2013 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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
The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheet at December 31, 2013 and 2012:

	Basis of Fair Value Measurements
	Balance at December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Money market investments	$27,871	$27,871	$—	$—
Available for sale securities	3,255	3,255	—	—

	Balance at December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money market investments	$11,165	$11,165	$—	$—
Available for sale securities	2,862	2,862	—	—
Contingent consideration	(9,043)	—	—	(9,043)
There were no transfers of assets or liabilities between Level 1 and Level 2 in 2013 or 2012.
In determining the initial fair value of the contingent consideration potentially due on the acquisition of Matcon, the Company used probability weighted estimates adjusted for the time value of money. At December 31, 2012, the Matcon contingent consideration liability was valued at $9.0 million, of which $8.4 million was recorded as part of the purchase price as of the opening balance sheet date and the remaining $0.6 was recognized in Selling, general and administrative expenses in

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fourth quarter of 2012. At December 31, 2012, $3.5 million of the contingent consideration was included in Accrued expenses and $5.5 million of contingent consideration was recorded in Other noncurrent liabilities in the Consolidated Balance Sheet. In April 2013, the Company paid $3.8 million on the contingent consideration arrangement based on Matcon's 2012 operating results. In November 2013, the Company paid $1.1 million of the contingent consideration arrangement based on a settlement agreement with the sellers and the remaining $4.1 million was recognized as a benefit within Selling, general and administrative expenses.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At December 31, 2013, the fair value of our Revolving Facility, 2.58% Senior Euro Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $772.9 million compared to the carrying value of $769.6 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

8.    Commitments and Contingencies
The Company leases certain office facilities, warehouses and data processing equipment under operating leases. Rental expense totaled $18.9 million, $18.4 million and $19.0 million in 2013, 2012 and 2011, respectively.
The aggregate future minimum lease payments for operating and capital leases as of December 31, 2013 were as follows:

	Operating	Capital
	(In thousands)
2014	$15,426	$564
2015	11,811	604
2016	7,742	548
2017	5,177	1,192
2018	3,964	100
2019 and thereafter	5,945	—
	$50,065	$3,008
Warranty costs are provided for at the time of sale. The warranty provision is based on historical costs and adjusted for specific known claims. A rollforward of the warranty reserve is as follows:

	2013	2012	2011
	(In thousands)
Beginning balance January 1st	$4,875	$4,417	$3,831
Provision for warranties	3,845	5,398	4,648
Claim settlements	(3,865)	(5,214)	(4,443)
Other adjustments, including acquisitions and currency translation	33	274	381
Ending balance December 31st	$4,888	$4,875	$4,417
The Company is party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material effect on its business, financial condition, results of operations or cash flow.

9.    Common and Preferred Stock

On November 8, 2013, the Company’s Board of Directors approved an increase in the authorized level for repurchases of common stock by $300.0 million. Repurchases under the program will be funded with future cash flow generation. During 2013, the Company purchased a total of 2.9 million shares at a cost of $167.5 million compared to 2.2 million shares purchased at a cost of $89.6 million in 2012. As of December 31, 2013 there was $368 million remaining under authorized repurchases.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2013 and 2012, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and 5 million shares of authorized preferred stock with a par value of $.01 per share. No preferred stock was issued as of December 31, 2013 and 2012.

10.    Income Taxes
Pretax income for 2013, 2012 and 2011 was taxed in the following jurisdictions:

	2013	2012	2011
	(In thousands)
Domestic	$233,530	$65,738	$192,857
Foreign	119,599	20,466	81,024
Total	$353,129	$86,204	$273,881
The provision (benefit) for income taxes for 2013, 2012 and 2011, was as follows:

	2013	2012	2011
	(In thousands)
Current
U.S.	$59,707	$59,811	$48,823
State and local	8,123	5,764	3,434
Foreign	33,240	20,228	31,343
Total current	101,070	85,803	83,600
Deferred
U.S.	1,500	(31,246)	4,792
State and local	(55)	(2,377)	(1,103)
Foreign	(4,601)	(3,606)	(7,265)
Total deferred	(3,156)	(37,229)	(3,576)
Total provision for income taxes	$97,914	$48,574	$80,024
Deferred tax assets (liabilities) at December 31, 2013 and 2012 were:

	2013	2012
	(In thousands)
Employee and retiree benefit plans	$27,361	$38,401
Depreciation and amortization	(175,894)	(170,630)
Inventories	9,627	10,851
Allowances and accruals	9,632	7,629
Interest rate exchange agreement	18,165	20,856
Other	4,636	7,059
Total	$(106,473)	$(85,834)

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2013 and 2012 were:

	2013	2012
	(In thousands)
Deferred tax asset — other current assets	$34,151	$32,293
Deferred tax asset — other noncurrent assets	4,284	3,222
Total deferred tax assets	38,435	35,515
Deferred tax liability — accrued expenses	—	—
Noncurrent deferred tax liability — deferred income taxes	(144,908)	(121,349)
Total deferred tax liabilities	(144,908)	(121,349)
Net deferred tax liabilities	$(106,473)	$(85,834)
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income. The computed amount and the differences for 2013, 2012 and 2011 are shown in the following table:

	2013	2012	2011
	(In thousands)
Pretax income	$353,129	$86,204	$273,881
Provision for income taxes:
Computed amount at statutory rate of 35%	$123,595	$30,171	$95,858
State and local income tax (net of federal tax benefit)	4,382	2,406	1,515
Taxes on non-U.S. earnings-net of foreign tax credits	(9,683)	1,189	(4,522)
Effect of flow-through entities	(7,267)	(7,846)	(6,922)
Asset impairments	—	28,524	—
U.S. business tax credits	(1,516)	—	(917)
Domestic activities production deduction	(6,217)	(5,267)	(4,589)
Other	(5,380)	(603)	(399)
Total provision for income taxes	$97,914	$48,574	$80,024

The Company has $597 million and $468 million of undistributed earnings of non-U.S. subsidiaries as of December 31, 2013 and 2012 , respectively.  No deferred U.S. income taxes have been provided on these earnings as they are considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so.  If these amounts were distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material.  Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because of the complexities with the hypothetical calculation, and the amount of liability, if any, is dependent on circumstances if and when remittance occurs. During the year ended December 31, 2013, the Company repatriated $11.7 million of foreign earnings resulting in $0.9 million of incremental income tax expense.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2013, 2012 and 2011 are shown in the following table:

	2013	2012	2011
	(In thousands)
Beginning balance January 1st	$6,506	$5,548	$6,440
Gross increases for tax positions of prior years	1,357	3,017	1,828
Gross decreases for tax positions of prior years	(99)	(98)	(1,595)
Settlements	(1,219)	—	(338)
Lapse of statute of limitations	(1,421)	(1,961)	(787)
Ending balance December 31st	$5,124	$6,506	$5,548

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013, 2012 and 2011, we had approximately $0.5 million, $0.7 million and $0.5 million, respectively, of accrued interest related to uncertain tax positions. As of December 31, 2013, 2012 and 2011, we had approximately $0.2 million, $0.5 million and $0.2 million, respectively, of accrued penalties related to uncertain tax positions.
The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $4.5 million, $5.8 million and $5.0 million as of December 31, 2013, 2012 and 2011, respectively. The tax years 2007-2012 remain open to examination by major taxing jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $1.2 million.
The Company had net operating loss and credit carry forwards for U.S. federal purposes at December 31, 2013 and 2012 of $9.4 and $13.9 million, respectively. For non-U.S. purposes, the Company had net operating loss carry forwards at December 31, 2013 and 2012 of $7.0 and $7.8 million, respectively. The federal net operating loss carry forwards are available for use against the Company’s consolidated federal taxable income and expire between 2018 and 2031. The entire balance of the non-U.S. net operating losses is available to be carried forward, with $2.7 million of these losses beginning to expire during the years 2018 through 2021. The remaining $4.3 million of such losses can be carried forward indefinitely.
At December 31, 2013 and 2012, the Company had a foreign capital loss carry forward of approximately $1.0 million and $1.0 million, respectively. The foreign capital loss can be carried forward indefinitely. At both December 31, 2013 and 2012, the Company has a valuation allowance against the deferred tax asset attributable to the foreign capital loss of $0.2 million. At December 31, 2013 and 2012, the Company had state net operating loss and credit carry forwards of approximately $22.4 million and $38.8 million, respectively. If unutilized, the state net operating loss will expire between 2020 and 2033. At December 31, 2013 and 2012, the Company recorded a valuation allowance against the deferred tax asset attributable to the state net operating loss of $0.7 million and $1.5 million, respectively.

11.    Business Segments and Geographic Information
IDEX has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Reporting units in the Fluid & Metering Technologies segment consist of: Banjo; Energy; CFP; DDPT and WST. Reporting units in the Health & Science Technologies segment consist of: Scientific Fluidics; IOP; Sealing Solutions; Gast; Micropump and MPT. Reporting units in the Fire & Safety/Diversified Products segment consist of: Fire Suppression; Rescue; Band-It; and Dispensing Equipment.
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2013	2012	2011
	(In thousands)
NET SALES
Fluid & Metering Technologies
External customers	$870,720	$829,320	$830,821
Intersegment sales	1,094	3,968	466
Total segment sales	871,814	833,288	831,287
Health & Science Technologies
External customers	708,940	689,574	606,247
Intersegment sales	5,710	5,661	1,653
Total segment sales	714,650	695,235	607,900
Fire & Safety/Diversified Products
External customers	444,470	435,364	401,383
Intersegment sales	579	1,689	1,042
Total segment sales	445,049	437,053	402,425
Intersegment eliminations	(7,383)	(11,318)	(3,161)
Total net sales	$2,024,130	$1,954,258	$1,838,451
OPERATING INCOME (LOSS)(1)
Fluid & Metering Technologies(2)	$211,256	$146,650	$164,818
Health & Science Technologies(2)	136,707	(62,835)	106,037
Fire & Safety/Diversified Products	102,730	96,120	85,901
Corporate office	(55,180)	(51,717)	(52,100)
Total operating income	395,513	128,218	304,656
Interest expense	42,206	42,250	29,332
Other income (expense) - net	(178)	236	(1,443)
Income before taxes	$353,129	$86,204	$273,881

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013	2012	2011
	(In thousands)
ASSETS
Fluid & Metering Technologies	$1,025,352	$1,023,143	$1,072,023
Health & Science Technologies	1,113,546	1,102,868	1,178,653
Fire & Safety/Diversified Products	484,139	488,886	442,400
Corporate office	264,540	170,493	143,031
Total assets	$2,887,577	$2,785,390	$2,836,107
DEPRECIATION AND AMORTIZATION(3)
Fluid & Metering Technologies	$27,633	$29,637	$32,368
Health & Science Technologies	43,496	39,981	30,055
Fire & Safety/Diversified Products	6,852	7,107	8,516
Corporate office and other	1,353	1,587	1,447
Total depreciation and amortization	$79,334	$78,312	$72,386
CAPITAL EXPENDITURES
Fluid & Metering Technologies	$11,581	$13,535	$12,543
Health & Science Technologies	12,280	13,140	12,938
Fire & Safety/Diversified Products	5,040	6,654	5,644
Corporate office and other	2,635	2,191	3,423
Total capital expenditures	$31,536	$35,520	$34,548

(1)	Segment operating income excludes net unallocated corporate operating expenses.

(2)
Segment operating income includes asset impairment charges in 2012 of $27.7 million within the Fluid & Metering Technologies segment and $170.8 million within the Health & Science Technologies segment.

(3)	Excludes amortization of debt issuance expenses.
Information about the Company’s operations in different geographical regions for the years ended December 31, 2013, 2012 and 2011 is shown below. Net sales were attributed to geographic areas based on location of the customer, and no country outside the U.S. was greater than 10% of total revenues.

	2013	2012	2011
	(In thousands)
NET SALES
U.S.	$983,791	$963,137	$857,990
Europe	521,491	479,744	492,125
Asia	306,466	305,185	278,900
Other countries	212,382	206,192	209,436
Total net sales	$2,024,130	$1,954,258	$1,838,451
LONG-LIVED ASSETS — PROPERTY, PLANT AND EQUIPMENT
U.S.	$124,880	$127,425	$124,102
Europe	63,018	64,137	63,433
Asia	24,590	26,320	24,570
Other countries	1,000	1,279	1,612
Total long-lived assets — net	$213,488	$219,161	$213,717

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
2013 Acquisitions
On March 18, 2013, the Company acquired the stock of FTL Seals Technology, Ltd (“FTL”). FTL specializes in the design and application of high integrity rotary seals, specialty bearings, and other custom products for the oil & gas, mining, power generation, and marine markets. Located in Leeds, England, FTL has annual revenues of approximately $22.5 million (£15.0 million). FTL, along with Precision Polymer Engineering (“PPE”), operates within the Health & Science Technologies segment as part of the Sealing Solutions group (formerly the Containment group) and will expand the range of PPE’s technology expertise and markets served. FTL was acquired for an aggregate purchase price of $34.5 million (£23.1 million) in cash. The entire purchase price was funded with borrowings under the Revolving Facility. Goodwill and intangible assets recognized as part of this transaction were $18.0 million and $13.0 million, respectively. The $18.0 million of goodwill is not deductible for tax purposes.
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
The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands, except weighted average life)	Total	Weighted Average Life
Trade names	$1,005	15
Non-compete agreements	224	3
Customer relationships	10,950	9
Unpatented technology	837	8
2013 acquired intangible assets	$13,016
The Company incurred $1.4 million of acquisition-related transaction costs in 2013. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions,

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On April 30, 2012, the Company acquired the stock of ERC. ERC is a leader in the manufacture of gas liquid separations and detection solutions for the life science, analytical instrumentation and clinical chemistry markets. ERC’s pioneering products include in-line membrane vacuum degassing solutions, refractive index detectors and ozone generation systems. ERC’s original equipment degassing solutions are considered the “standard” for many of the world’s leading instrument producers. Located in Kawaguchi, Japan, ERC operates within the Health & Science Technologies segment as part of the Scientific Fluidics platform. The Company acquired ERC for an aggregate purchase price of $18.0 million (¥1.47 billion), consisting of $13.3 million in cash and assumption of approximately $4.7 million of debt. The cash payment was financed with borrowings under the Revolving Facility. Goodwill and intangible assets recognized as part of this transaction were $8.5 million and $5.6 million, respectively. The $8.5 million of goodwill is not deductible for tax purposes.
On July 20, 2012, the Company acquired the stock of Matcon. Matcon is a global leader in material processing solutions for high value powders used in the manufacture of pharmaceuticals, food, plastics, and fine chemicals. Matcon’s innovative products include the original cone valve powder discharge system and filling, mixing and packaging systems, all of which support their customers’ automation and process requirements. Matcon’s products are critical to their customers’ need to maintain clean, reliable and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing. Located in Evesham, Worcestershire, England, Matcon operates within the Health & Science Technologies segment in the MPT platform. The Company acquired Matcon for an aggregate purchase price of $45.8 million (£29.1 million), consisting of $35.0 million in cash, $2.4 million of working capital adjustments paid in the second quarter of 2013, and contingent consideration valued at $8.4 million as of the opening balance sheet date. The contingent consideration amount is based on 2012 and 2013 earnings before interest, income taxes, depreciation and amortization for Matcon. In 2013, the Company paid $4.9 million for full settlement of the contingent consideration arrangement. Approximately $15.0 million of the purchase price cash payment was financed with borrowings under the Revolving Facility. Goodwill and intangible assets recognized as part of this transaction were $28.0 million and $14.1 million, respectively. The $28.0 million of goodwill is not deductible for tax purposes.
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired intangible assets consist of trade names, non-compete agreements, customer relationships and unpatented technology. The goodwill recorded for the acquisitions reflects the strategic fit and revenue and earnings growth potential of these businesses.
The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands, except weighted average life)	Total	Weighted Average Life
Trade names	$8,973	15
Non-compete agreements	470	3
Customer relationships	11,343	6
Unpatented technology	4,041	8
2012 acquired intangible assets	$24,827
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
2011 Acquisitions
On January 31, 2011, the Company acquired the membership interests of AT Films. AT Films specializes in optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing. AT Films’ core competence is the design and manufacture of filters, splitters, reflectors and mirrors with the precise physical properties required to support their customers’ most challenging and cutting-edge optical applications. Headquartered in Boulder, Colorado, AT Films operates within the Health & Science Technologies segment as a part of the IOP platform. The Company acquired AT Films for an aggregate purchase price of $34.5 million, consisting of $31.8 million in cash and contingent consideration valued at approximately $2.7 million as of the opening balance sheet date. Goodwill and intangible assets recognized as part of this transaction were $18.2 million and $11.4 million, respectively. The $18.2 million of goodwill is deductible for tax purposes.
On March 11, 2011, the Company completed the acquisition of Microfluidics. Microfluidics is a global leader in the design and manufacture of laboratory and commercial equipment used in the production of micro and nano scale materials for the pharmaceutical and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer family of high shear fluid processors for uniform particle size reduction, robust cell disruption and nanoparticle creation. Microfluidics operates within the Health & Science Technologies segment as a part of the MPT platform. The Company acquired Microfluidics for an aggregate purchase price of $18.5 million in cash. Goodwill and intangible assets recognized as part of this transaction were $5.9 million and $9.7 million, respectively. The $5.9 million of goodwill is not deductible for tax purposes.
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

(In thousands)	AT Films	Microfluidics	CVI MG	Total
Accounts receivable	$947	$1,760	$23,978	$26,685
Inventory	852	2,226	52,868	55,946
Other current assets, net of cash acquired	73	816	7,562	8,451
Property, plant and equipment	5,019	567	31,049	36,635
Goodwill	18,220	5,853	208,540	232,613
Intangible assets	11,435	9,717	115,777	136,929
Other assets	2,731	548	2,112	5,391
Total assets acquired	39,277	21,487	441,886	502,650
Total liabilities assumed	(4,766)	(2,951)	(48,572)	(56,289)
Net assets acquired	$34,511	$18,536	$393,314	$446,361

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
The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands, except weighted average life)	Total	Weighted Average Life
Patents	$3,017	10
Trade names	4,168	15
Customer relationships	53,895	7
Non-compete agreements	793	2
Unpatented technology	28,048	6
2011 acquired intangible assets	$89,921
The Company incurred $5.8 million of acquisition-related transaction costs in 2011. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including certain transactions that ultimately were not completed.
13.    Share-Based Compensation

The Company maintains two share-based compensation plans for executives, non-employee directors, and certain key employees that authorize the granting of stock options, unvested shares, unvested share units, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of December 31, 2013 totals 10.6 million, of which 2.7 million shares were available for future issuance. Stock options granted under these plans are generally non-qualified, and are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The majority of the options issued to employees become exercisable in four equal installments, beginning one year from the date of grant, and generally expire 10 years from the date of grant. Stock options granted to non-employee directors cliff vest after one year. Unvested share and unvested share unit awards generally cliff vest after three years for employees and non-employee directors. The Company issued 0.2 million, 0.2 million and 0.3 million of unvested shares as compensation to key employees in 2013, 2012 and 2011, respectively.
All unvested shares carry dividend and voting rights, and the sale of the shares is restricted prior to the date of vesting.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning in 2013, the Company granted performance share units to selected key employees that may be earned based on IDEX total shareholder return over the three-year period following the date of grant. Performance share units (referred to as “TSR awards”) are expected to be made annually and are paid out at the end of a three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of IDEX common stock in relation to the total shareholder return of the S&P Midcap 400 Industrial Group for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 200 percent of the initial grant. A target payout of 100 percent is earned if total shareholder return is equal to the 50th percentile of the S&P Midcap 400 Industrial Group. Performance share units earn dividend equivalents for the award period, which will be paid to participants with the award payout at the end of the period based on the actual number of performance share units that are earned. Payments made at the end of the award period will be in the form of stock for performance share units and will be in cash for dividend equivalents. During the year ended December 31, 2013, the Company granted approximately 0.1 million performance share units.
The Company expenses the fair value of awards made under its share-based plans. That cost is recognized in the consolidated financial statements over the requisite service period of the grants.
Weighted average option fair values and assumptions for the period specified are disclosed in the following table:

	Years Ended December 31,
	2013	2012	2011
Weighted average fair value of grants	$12.97	$11.40	$12.30
Dividend yield	1.57%	1.59%	1.46%
Volatility	30.92%	32.00%	32.72%
Risk-free interest rate	0.17% - 4.12%	0.17% - 3.96%	0.28% - 5.61%
Expected life (in years)	5.86	5.98	6.14
The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•
The Company uses historical data to estimate the expected life of the option. The expected life assumption for the years ended December 31, 2013, 2012 and 2011 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

•
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the years ended December 31, 2013, 2012 and 2011, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Additionally, the Company’s general policy is to issue new shares of common stock to satisfy stock option exercises or grants of unvested shares.

 Weighted average performance share unit fair values and assumptions for the period specified are disclosed in the following table:

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31,
2013
Weighted average fair value of grants	$59.58
Dividend yield	—%
Volatility	28.99%
Risk-free interest rate	0.40%
Expected life (in years)	2.87

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the remaining performance period as of the grant date.

•
Since Monte Carlo valuation is an open form model that uses an expected life commensurate with the performance period, the expected life of the performance share units was assumed to be the period from the grant date to the end of the performance period.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term commensurate with the remaining performance period.

•	Total Shareholder Return is determined assuming that dividends are reinvested in the issuing entity over the performance period, which is mathematically equivalent to utilizing a 0% dividend yield.

Total compensation cost for stock options is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cost of goods sold	$479	$650	$805
Selling, general and administrative expenses	5,789	5,642	6,153
Total expense before income taxes	6,268	6,292	6,958
Income tax benefit	(2,016)	(1,988)	(2,208)
Total expense after income taxes	$4,252	$4,304	$4,750
Total compensation cost for unvested shares is as follows:

	Years Ended December 31,
	2013	2012	2011(1)
	(In thousands)
Cost of goods sold	$1,380	$991	$684
Selling, general and administrative expenses	8,471	5,819	4,434
Total expense before income taxes	9,851	6,810	5,118
Income tax benefit	(2,296)	(1,682)	(1,827)
Total expense after income taxes	$7,555	$5,128	$3,291

(1)	Reflects the forfeiture of unvested shares related to the Company’s transition to a new CEO in August 2011.

Total compensation cost for performance share units is as follows:

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31,
2013
(In thousands)
Cost of goods sold	$—
Selling, general and administrative expenses	873
Total expense before income taxes	873
Income tax benefit	(280)
Total expense after income taxes	$593

Recognition of compensation cost was consistent with recognition of cash compensation for the same employees.
As of December 31, 2013, there was $9.1 million, $12.3 million and $1.8 million of total unrecognized compensation cost related to stock options, time based shares and performance shares, respectively, that is expected to be recognized over a weighted-average period of 1.3 years, 1.0 year and 1.1 years, respectively.
A summary of the Company’s stock option activity as of December 31, 2013, and changes during the year ended December 31, 2013 is presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,223,742	$33.16	6.37	$43,106,153
Granted	651,022	50.70
Exercised	(1,245,817)	28.41
Forfeited/Expired	(112,329)	43.23
Outstanding at December 31, 2013	2,516,618	$39.60	6.87	$86,200,655
Vested and expected to vest at December 31, 2013	2,400,548	$39.23	6.78	$83,095,331
Exercisable at December 31, 2013	1,086,636	$32.47	5.05	$44,963,329

The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period, and the grant price. The total intrinsic value of options exercised in 2013, 2012 and 2011, was $34.3 million, $23.5 million and $21.9 million, respectively. In 2013, 2012 and 2011, cash received from options exercised was $35.3 million, $45.8 million and $33.1 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $12.5 million, $8.6 million and $8.0 million, respectively.
A summary of the Company’s unvested share activity as of December 31, 2013, and changes during the year ending December 31, 2013 is presented in the following table:

Unvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2013	589,986	$40.27
Granted	232,418	56.20
Vested	(154,795)	38.50
Forfeited	(48,930)	53.58
Nonvested at December 31, 2013	618,679	$40.27
Unvested share grants accrue dividends and their fair value is equal to the market price of the Company’s stock at the date of the grant.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company's performance share unit activity as of December 31, 2013, and changes during the year ending December 31, 2013 is presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2013	—	$—
Granted	54,065	59.58
Vested	—	—
Forfeited	(860)	59.58
Nonvested at December 31, 2013	53,205	$59.58
The Company also maintains a cash-settled share based compensation plan for certain employees. Total expense related to this plan was $3.6 million, $2.3 million and $0.8 million in 2013, 2012 and 2011 respectively. At December 31, 2013 and 2012, the Company has $2.0 million and $2.0 million, respectively, included in Accrued expenses in the Consolidated Balance Sheets and $1.0 million included in Other non-current liabilities at December 31, 2013.

14. Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
	(In thousands)
Cumulative translation adjustment	$13,572	$—	$13,572	$14,445	$—	$14,445
Pension and other postretirement adjustments
Net gain (loss) arising during the year	26,274	(9,859)	16,415	(16,607)	3,107	(13,500)
Amortization/settlement recognition of net loss (gain)	8,599	(3,226)	5,373	7,801	(1,460)	6,341
Pension and other postretirement adjustments, net	34,873	(13,085)	21,788	(8,806)	1,647	(7,159)
Reclassification adjustments for derivatives	7,430	(2,692)	4,738	7,571	(2,791)	4,780
Total other comprehensive income (loss)	$55,875	$(15,777)	$40,098	$13,210	$(1,144)	$12,066

	For the Year Ended December 31, 2011
	Pre-tax	Tax	Net of tax
	(In thousands)
Cumulative translation adjustment	$(14,108)	$—	$(14,108)
Pension and other postretirement adjustments
Net gain (loss) arising during the year	(18,066)	6,038	(12,028)
Amortization or settlement recognition of net loss (gain)	5,446	(1,816)	3,630
Pension and other postretirement adjustments, net	(12,620)	4,222	(8,398)
Reclassification adjustments for derivatives	(32,754)	12,500	(20,254)
Total other comprehensive income (loss)	$(59,482)	$16,722	$(42,760)

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss) are summarized as follows:

	For the Years Ended December 31,
	2013	2012	2011	Income Statement Caption
Pension and other postretirement plans:
Amortization of service cost	$8,599	$7,801	$5,446	Selling, general and administrative expense
Total before tax	8,599	7,801	5,446
Provision for income taxes	(3,226)	(1,460)	(1,816)
Total net of tax	$5,373	$6,341	$3,630
Derivatives:
Reclassification adjustments	$7,430	$7,571	$(32,754)	Interest expense
Total before tax	7,430	7,571	(32,754)
Provision for income taxes	(2,692)	(2,791)	12,500
Total net of tax	$4,738	$4,780	$(20,254)

15.    Retirement Benefits
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
The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over the two-year period ended December 31, 2013, and a statement of the funded status at December 31 for both years.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits				Other Benefits
	2013		2012		2013	2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
CHANGE IN BENEFIT OBLIGATION
Obligation at January 1	$111,188	$56,555	$101,511	$47,763	$25,587	$21,073
Service cost	1,526	1,388	1,756	1,300	968	763
Interest cost	3,766	2,146	4,247	2,206	906	922
Plan amendments	—	—	59	410	—	159
Benefits paid	(2,479)	(1,957)	(4,097)	(3,536)	(801)	(704)
Actuarial loss (gain)	(11,885)	581	13,202	6,700	(5,139)	3,313
Currency translation	—	1,758	—	1,712	(167)	61
Curtailments/settlements	(9,277)	—	(5,490)	—	—	—
Acquisition	—	—	—	—	—	—
Obligation at December 31	$92,839	$60,471	$111,188	$56,555	$21,354	$25,587
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	$74,578	$19,660	$59,619	$16,914	$—	$—
Actual return on plan assets	14,303	2,341	6,177	1,944	—	—
Employer contributions(1)	4,832	1,840	17,287	3,514	801	704
Benefits paid	(2,479)	(1,957)	(4,097)	(3,536)	(801)	(704)
Currency translation	—	447	—	810	—	—
Settlements	(9,277)	3	(4,408)	—	—	—
Other	—	—	—	14	—	—
Fair value of plan assets at December 31	$81,957	$22,334	$74,578	$19,660	$—	$—
Funded status at December 31	$(10,882)	$(38,138)	$(36,610)	$(36,894)	$(21,354)	$(25,587)
COMPONENTS ON THE CONSOLIDATED BALANCE SHEETS
Current liabilities	$(656)	$(995)	$(588)	$(743)	$(946)	$(907)
Other noncurrent liabilities	(10,226)	(37,143)	(36,022)	(36,151)	(20,408)	(24,680)
Net liability at December 31	$(10,882)	$(38,138)	$(36,610)	$(36,894)	$(21,354)	$(25,587)

(1)	Includes $10.0 million discretionary contribution to U.S. plan in 2012.
The accumulated benefit obligation (ABO) for all defined benefit pension plans was $143.5 million and $160.7 million at December 31, 2013 and 2012, respectively.

The weighted average assumptions used in the measurement of the Company’s benefit obligation at December 31, 2013 and 2012 were as follows:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Discount rate	4.61%	3.56%	4.03%	3.91%
Rate of compensation increase	4.00%	3.94%	3.14%	2.99%

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pretax amounts recognized in Accumulated other comprehensive income (loss) as of December 31, 2013 and 2012 were as follows:

	Pension Benefits				Other Benefits
	2013		2012		2013	2012
	U.S.	Non-U.S.	U.S.	Non-U.S
	(In thousands)
Prior service cost (credit)	$170	$312	$275	$330	$(1,951)	$(2,325)
Net loss	22,854	14,262	51,240	15,496	(225)	5,279
Total	$23,024	$14,574	$51,515	$15,826	$(2,176)	$2,954
The amounts in Accumulated other comprehensive income (loss) as of December 31, 2013, that are expected to be recognized as components of net periodic benefit cost during 2014 are as follows:

	U.S. Pension Benefit Plans	Non-U.S. Pension Benefit Plans	Other Benefit Plans	Total
	(In thousands)
Prior service cost (credit)	$84	$26	$(371)	$(261)
Net loss	2,306	851	(105)	3,052
Total	$2,390	$877	$(476)	$2,791
The following tables provide the components of, and the weighted average assumptions used to determine, the net periodic benefit cost for the plans in 2013, 2012 and 2011:

	Pension Benefits
	2013		2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$1,526	$1,388	$1,756	$1,300	$1,759	$1,078
Interest cost	3,766	2,146	4,247	2,206	4,506	2,320
Expected return on plan assets	(5,318)	(1,055)	(4,687)	(1,035)	(4,755)	(1,117)
Net amortization	7,621	955	5,376	589	4,855	442
Net periodic benefit cost	$7,595	$3,434	$6,692	$3,060	$6,365	$2,723

	Other Benefits
	2013	2012	2011
	(In thousands)
Service cost	$968	$763	$691
Interest cost	906	922	1,035
Net amortization	24	11	(156)
Net periodic benefit cost	$1,898	$1,696	$1,570

	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Discount rate	3.56%	4.45%	5.20%	3.91%	4.68%	5.35%
Expected return on plan assets	7.50%	8.00%	8.25%	5.53%	5.90%	6.17%
Rate of compensation increase	3.94%	3.90%	3.90%	2.99%	2.96%	3.37%

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the pretax change recognized in Accumulated other comprehensive income (loss) in 2013:

	Pension Benefits
	U.S.	Non-U.S.	Other Benefits
	(In thousands)
Net loss in current year	$20,869	$708	$5,140
Prior service cost	—	—	—
Amortization of prior service cost (credit)	104	25	(373)
Amortization of net loss	7,518	929	396
Exchange rate effect on amounts in OCI	—	(410)	(33)
Total	$28,491	$1,252	$5,130
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
Costs of defined contribution plans were $8.4 million, $7.9 million and $7.8 million for 2013, 2012 and 2011, respectively.
The Company, through its subsidiaries, participates in certain multiemployer pension plans covering approximately 393 participants under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company as contributions to these plans totaled $1.1 million, $1.0 million, and $1.0 million for 2013, 2012 and 2011, respectively.
For measurement purposes, a 7.27% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013. The rate was assumed to decrease gradually each year to a rate of 4.49% for 2027, and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in the assumed health care cost trend rates would increase the service and interest cost components of the net periodic benefit cost by $0.2 million and the health care component of the accumulated postretirement benefit obligation by $1.4 million. A 1% decrease in the assumed health care cost trend rate would decrease the service and interest cost components of the net periodic benefit cost by $0.2 million and the health care component of the accumulated postretirement benefit obligation by $1.2 million.

Plan Assets
The Company’s pension plan weighted average asset allocations at December 31, 2013 and 2012, by asset category, were as follows:

	2013	2012
Equity securities	66%	68%
Fixed income securities	34%	32%
Total	100%	100%

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the basis used to measure the defined benefit plans’ assets at fair value at December 31, 2013 and 2012:

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2013	(In thousands)
Equity
U.S. Large Cap	$31,831	$31,831	$—	$—
U.S. Small / Mid Cap	8,783	8,783	—	—
International	25,591	25,591	—	—
Fixed Income
U.S. Intermediate	18,715	18,715	—	—
U.S. Short Duration	8,954	8,954	—	—
U.S. High Yield	1,581	1,581	—	—
International	5,812	5,812	—	—
Other
Insurance Contracts	331	—	331	—
Cash and Equivalents	2,693	2,693	—	—
	$104,291	$103,960	$331	$—

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2012	(In thousands)
Equity
U.S. Large Cap	$32,496	$32,496	$—	$—
U.S. Small / Mid Cap	7,770	7,770	—	—
International	20,869	13,082	7,787	—
Fixed Income
U.S. Intermediate	25,069	25,069	—	—
U.S. Short Duration	—	—	—	—
U.S. High Yield	—	—	—	—
International	5,489	5,489	—	—
Other
Insurance Contracts	326	326	—	—
Cash and Equivalents	2,219	2,219	—	—
	$94,238	$86,451	$7,787	$—

Equities that are valued using quoted prices are valued at the published market prices. Equities in a common collective trust or a registered investment company that are valued using significant other observable inputs are valued at the net asset value (“NAV”) provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund minus its liabilities. Fixed income securities that are valued using significant other observable inputs are valued at prices obtained from independent financial service industry-recognized vendors.

Investment Policies and Strategies
The investment objectives of the Company’s plan assets are to earn the highest possible rate of return consistent with the tolerance for risk as determined periodically by the Company in its role as a fiduciary. The general guidelines of asset

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocation of fund assets are that “equities” will represent from 50% to 60% of the market value of total fund assets with a target of 50% by June 30, 2015, and “fixed income” obligations, including cash, will represent from 40% to 50% with a target of 50% by June 30, 2015. The term “equities” includes common stock, convertible bonds and convertible stock. The term “fixed income” includes preferred stock and/or contractual payments with a specific maturity date. The Company strives to maintain asset allocations within the designated ranges by conducting periodic reviews of fund allocations and plan liquidity needs, and rebalancing the portfolio accordingly. The total fund performance is monitored and results measured using a 3- to 5-year moving average against long-term absolute and relative return objectives to meet actuarially determined forecasted benefit obligations. No restrictions are placed on the selection of individual investments by the qualified investment fund managers. The performance of the investment fund managers is reviewed on a regular basis, using appointed professional independent advisors. As of December 31, 2013 and 2012, there were no shares of the Company’s stock held in plan assets.
Cash Flows
The Company expects to contribute approximately $2.8 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2014. The Company also expects to contribute approximately $8.4 million to its defined contribution plan and $7.3 million to its 401(k) savings plan in 2014.
Estimated Future Benefit Payments
The future estimated benefit payments for the next five years and the five years thereafter are as follows: 2014 — $9.1 million; 2015 — $8.5 million; 2016 — $9.0 million; 2017 — $9.4 million; 2018 — $9.9 million; 2019 to 2023 — $53.0 million

16.    Quarterly Results of Operations (Unaudited)
The following table summarizes the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012.

	2013 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth(1)
	(In thousands, except per share amounts)
Net sales	$494,448	$518,445	$490,617	$520,620	$489,417	$494,144	$479,859	$490,838
Gross profit	211,997	222,849	211,509	227,009	202,889	203,113	194,840	202,858
Operating income (loss)	94,712	99,559	97,369	103,873	84,569	88,650	80,588	(125,589)
Net income (loss)	61,300	62,561	63,799	67,555	52,171	54,351	50,127	(119,019)
Basic EPS	$0.74	$0.76	$0.78	$0.83	$0.63	$0.65	$0.60	$(1.45)
Diluted EPS	$0.74	$0.76	$0.78	$0.82	$0.62	$0.65	$0.60	$(1.45)
Basic weighted average shares outstanding	82,197	81,829	81,259	80,782	82,804	83,180	82,482	82,296
Diluted weighted average shares outstanding	83,152	82,734	82,218	81,854	83,902	84,090	83,370	82,296

(1)	Fourth quarter 2012 includes a $198.5 million asset impairment charge.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of IDEX Corporation
We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of IDEX Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP
Chicago, Illinois
February 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of IDEX Corporation
We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and our report dated February 13, 2014, expressed an unqualified opinion on those consolidated financial statements.

Deloitte & Touche LLP
Chicago, Illinois
February 13, 2014

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Andrew K. Silvernail
Chairman of the Board and Chief Executive Officer

Heath A. Mitts
Vice President and Chief Financial Officer
Lake Forest, Illinois
February 13, 2014

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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
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

Item 9B.        Other Information.
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.
Information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information under the subheading “Information Regarding the Board of Directors and Committees,” in the 2014 Proxy Statement is incorporated into this Item 10 by reference. Information regarding executive officers of the Company is located in Part I, Item 1, of this report under the caption “Executive Officers of the Registrant.”
The Company has adopted a Code of Business Conduct and Ethics applicable to the Company’s directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees. The Code of Business Conduct and Ethics, along with the Audit Committee Charter, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines are available on the Company’s website at www.idexcorp.com, under "Investor Relations." In the event we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer or principal accounting officer, we intend to disclose the same on the Company’s website.

Item 11.        Executive Compensation.
Information under the heading “Executive Compensation” in the 2014 Proxy Statement is incorporated into this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information under the heading “Security Ownership” in the 2014 Proxy Statement is incorporated into this Item 12 by reference.
Equity Compensation Plan Information
The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by the Company’s stockholders	3,038,261	$39.60	2,736,237

(1)
Includes an indeterminate number of shares underlying deferred compensation units (“DCUs”) granted under the Directors Deferred Compensation Plan and Deferred Compensation Plan for Non-officer Presidents which are issuable under the Company’s Incentive Award Plan. Also includes an indeterminate number of shares underlying DCUs granted under the Deferred Compensation Plan for Officers, which shares are issuable under the Incentive Award Plan. The number of DCUs granted under these plans is determined by dividing the amount deferred by the closing price of the common stock the day before the date of deferral. The DCUs are entitled to receive dividend equivalents which are reinvested in DCUs based on the same formula for investment of a participant’s deferral.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
Information under the heading “Information Regarding the Board of Directors and Committees” in the 2014 Proxy Statement is incorporated into this Item 13 by reference.

Item 14.        Principal Accountant Fees and Services.
Information under the heading “Principal Accountant Fees and Services” in the 2014 Proxy Statement is incorporated into this Item 14 by reference.

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
Date: February 13, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW K. SILVERNAIL	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Andrew K. Silvernail		February 13, 2014

/s/ HEATH A. MITTS	Vice President and Chief Financial Officer (Principal Financial Officer)
Heath A. Mitts		February 13, 2014

/s/ MICHAEL J. YATES	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Michael J. Yates		February 13, 2014

/s/ BRADLEY J. BELL	Director
Bradley J. Bell		February 13, 2014

/s/ CYNTHIA J. WARNER	Director
Cynthia J. Warner		February 13, 2014

/s/ WILLIAM M. COOK	Director
William M. Cook		February 13, 2014

/s/ GREGORY F. MILZCIK	Director
Gregory F. Milzcik		February 13, 2014

/s/ ERNEST J. MROZEK	Director
Ernest J. Mrozek		February 13, 2014

/s/ MICHAEL T. TOKARZ	Director
Michael T. Tokarz		February 13, 2014

/s/ LIVINGSTON L. SATTERTHWAITE	Director
Livingston L. Satterthwaite		February 13, 2014

/s/ DAVID C. PARRY	Director
David C. Parry		February 13, 2014

Exhibit Index

Exhibit Number	Description

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

Exhibit Number	Description

10.8**	Form of IDEX Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report of IDEX on Form 8-K, filed April 8, 2008, Commission File No. 1-10235)

10.9**	Form of IDEX Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report of IDEX on Form 8-K filed February 25, 2011, Commission File No. 1-10235)

10.10**
Employment Agreement between IDEX Corporation, IDEX Service Corporation and Andrew K. Silvernail, dated November 8, 2013 (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K filed November 14, 2013, Commission File No. 1-10235)

10.11**
Letter Agreement between IDEX Corporation and Frank J. Notaro, dated September 30, 2010 (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K filed October 1, 2010, Commission File No. 1-10235)

10.12**
Third Amended and Restated IDEX Corporation Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.30 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2010, Commission File No. 1-10235)

10.13**
IDEX Corporation Supplemental Executive Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.31 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2010, Commission File No. 1-10235)

10.14**
Letter Agreement between IDEX Corporation and Daniel Salliotte, dated September 30, 2010 (incorporated by reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2012, Commission File No. 1-10235)

10.15**
Letter Agreement between IDEX Corporation and Heath A. Mitts, dated September 30, 2010 (incorporated by reference to Exhibit No. 10.2 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2012, Commission File No. 1-10235)

10.16**	Letter Agreement between IDEX Corporation and Jeffrey Bucklew, dated January 16, 2012

10.17**
Form of IDEX Corporation Performance Share Unit Award Agreement (incorporated by reference to Exhibit No. 10.18 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2012, Commission File No. 1-10235)

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

****101
The following materials from IDEX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations for the three years ended December 31, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013, (iv) the Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2013, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2013, and (vi) Notes to the Consolidated Financial Statements.

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