Form 10-Q
period 2014-03-31
IDEX CORP /DE/
filed 2014-04-29
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of April 23, 2014: 80,618,840.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$458,383	$439,629
Receivables, less allowance for doubtful accounts of $6,202 at March 31, 2014 and $5,841 at December 31, 2013	287,903	253,226
Inventories — net	244,175	230,967
Other current assets	72,915	67,131
Total current assets	1,063,376	990,953
Property, plant and equipment — net	216,045	213,488
Goodwill	1,349,926	1,349,456
Intangible assets — net	300,710	311,227
Other noncurrent assets	21,765	22,453
Total assets	$2,951,822	$2,887,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$149,045	$133,312
Accrued expenses	163,543	150,751
Current portion of long-term debt and short-term borrowings	1,393	1,871
Dividends payable	—	18,675
Total current liabilities	313,981	304,609
Long-term borrowings	778,852	772,005
Deferred income taxes	146,643	144,908
Other noncurrent liabilities	91,348	93,066
Total liabilities	1,330,824	1,314,588
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 89,420,137 shares at March 31, 2014 and 89,154,190 shares at December 31, 2013	894	892
Additional paid-in capital	622,092	607,766
Retained earnings	1,368,288	1,293,740
Treasury stock at cost: 8,545,237 shares at March 31, 2014 and 7,958,510 shares at December 31, 2013	(368,851)	(326,104)
Accumulated other comprehensive loss	(1,425)	(3,305)
Total shareholders’ equity	1,620,998	1,572,989
Total liabilities and shareholders’ equity	$2,951,822	$2,887,577
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$543,996	$494,448
Cost of sales	299,576	282,451
Gross profit	244,420	211,997
Selling, general and administrative expenses	130,585	117,285
Operating income	113,835	94,712
Other income — net	844	1,279
Interest expense	10,457	10,557
Income before income taxes	104,222	85,434
Provision for income taxes	29,674	24,134
Net income	$74,548	$61,300

Basic earnings per common share	$0.92	$0.74
Diluted earnings per common share	$0.91	$0.74

Share data:
Basic weighted average common shares outstanding	80,527	82,197
Diluted weighted average common shares outstanding	81,575	83,152
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$74,548	$61,300
Other comprehensive income (loss)
Reclassification adjustments for derivatives, net of tax	1,157	1,190
Pension and other postretirement adjustments, net of tax	439	1,273
Cumulative translation adjustment	284	(27,253)
Other comprehensive income (loss)	1,880	(24,790)
Comprehensive income	$76,428	$36,510
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share and per share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2013	$608,658	$1,293,740	$52,211	$(23,857)	$(31,659)	$(326,104)	$1,572,989
Net income	—	74,548	—	—	—	—	74,548
Cumulative translation adjustment	—	—	284	—	—	—	284
Pension and other postretirement adjustments (net of tax of $240)	—	—	—	439	—	—	439
Amortization of forward starting swaps (net of tax of $663)	—	—	—	—	1,157	—	1,157
Issuance of 278,067 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans (net of tax of $1,875)	9,079	—	—	—	—	—	9,079
Repurchase of 551,148 shares of common stock	—	—	—	—	—	(40,133)	(40,133)
Shares surrendered for tax withholding	—	—	—	—	—	(2,614)	(2,614)
Share-based compensation	5,249	—	—	—	—	—	5,249
Balance, March 31, 2014	$622,986	$1,368,288	$52,495	$(23,418)	$(30,502)	$(368,851)	$1,620,998
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$74,548	$61,300
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,394	8,948
Amortization of intangible assets	10,863	10,891
Amortization of debt issuance expenses	429	425
Share-based compensation expense	6,312	5,612
Deferred income taxes	(748)	(117)
Excess tax benefit from share based compensation	(2,925)	(2,439)
Non-cash interest expense associated with forward starting swaps	1,820	1,872
Changes in:
Receivables	(33,910)	(14,843)
Inventories	(12,605)	(3,115)
Other current assets	(6,285)	(3,513)
Trade accounts payable	15,392	6,303
Accrued expenses	14,419	1,043
Other — net	(1,519)	(172)
Net cash flows provided by operating activities	74,185	72,195
Cash flows from investing activities
Cash purchases of property, plant and equipment	(10,809)	(7,625)
Acquisition of businesses, net of cash acquired	—	(34,648)
Other — net	21	(57)
Net cash flows used in investing activities	(10,788)	(42,330)
Cash flows from financing activities
Borrowings under revolving facilities for acquisitions	—	34,648
Borrowings under revolving facilities	20,014	5,438
Payments under revolving facilities	(13,617)	(305)
Dividends paid	(18,628)	(16,575)
Proceeds from stock option exercises	6,154	10,758
Excess tax benefit from stock-based compensation	2,925	2,439
Purchase of common stock	(37,537)	(33,115)
Unvested shares surrendered for tax withholding	(2,614)	(1,735)
Net cash flows provided by (used in) financing activities	(43,303)	1,553
Effect of exchange rate changes on cash and cash equivalents	(1,340)	(9,237)
Net increase in cash	18,754	22,181
Cash and cash equivalents at beginning of year	439,629	318,864
Cash and cash equivalents at end of period	$458,383	$341,045

Supplemental cash flow information
Cash paid for:
Interest	$85	$545
Income taxes	17,835	7,002
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year.
The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

2.    Acquisitions
All of the Company’s acquisitions have been accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition.
2013 Acquisitions
On March 18, 2013, the Company acquired the assets of FTL Seals Technology, Ltd (“FTL”). FTL specializes in the design and application of high integrity rotary seals, specialty bearings, and other custom products for the oil & gas, mining, power generation, and marine markets. Located in Leeds, England, FTL, along with Precision Polymer Engineering (“PPE”), operates within the Health & Science Technologies segment as part of the Sealing Solutions group and will expand the range of PPE’s technology expertise and markets served. FTL was acquired for an aggregate purchase price of $34.5 million (£23.1 million) in cash. The entire purchase price was funded with borrowings under the Company’s revolving credit facility. Goodwill and intangible assets recognized as part of this transaction were $18.0 million and $13.0 million, respectively. The $18.0 million of goodwill is not deductible for tax purposes.
The Company incurred $0.5 million of acquisition-related transaction costs in the three months ended March 31, 2014. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed.

3.    Business Segments
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
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Information on the Company’s business segments is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months Ended March 31,
	2014	2013
Net sales:
Fluid & Metering Technologies:
External customers	$223,007	$211,407
Intersegment sales	354	348
Total group sales	223,361	211,755
Health & Science Technologies:
External customers	183,892	171,674
Intersegment sales	2,483	1,194
Total group sales	186,375	172,868
Fire & Safety/Diversified Products:
External customers	137,097	111,367
Intersegment sales	187	146
Total group sales	137,284	111,513
Intersegment elimination	(3,024)	(1,688)
Total net sales	$543,996	$494,448
Operating income:
Fluid & Metering Technologies	$56,407	$48,079
Health & Science Technologies	36,229	32,267
Fire & Safety/Diversified Products	39,648	28,232
Corporate office and other	(18,449)	(13,866)
Total operating income	113,835	94,712
Interest expense	10,457	10,557
Other income - net	844	1,279
Income before income taxes	$104,222	$85,434

	March 31, 2014	December 31, 2013
Assets:
Fluid & Metering Technologies	$1,031,728	$1,025,352
Health & Science Technologies	1,132,689	1,113,546
Fire & Safety/Diversified Products	515,992	484,139
Corporate office	271,413	264,540
Total assets	$2,951,822	$2,887,577

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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

ASC 260 “Earnings Per Share” provides that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the more dilutive of the treasury stock method and the two-class method prescribed by ASC 260. For the purposes of calculating diluted EPS, net income attributable to common shareholders was reduced by $0.5 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.
Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended March 31,
	2014	2013
Basic weighted average common shares outstanding	80,527	82,197
Dilutive effect of stock options, unvested shares, performance share units and DCUs	1,048	955
Diluted weighted average common shares outstanding	81,575	83,152
Options to purchase approximately 0.5 million and 0.6 million shares of common stock for the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

5.    Inventories
The components of inventories as of March 31, 2014 and December 31, 2013 were:

	March 31, 2014	December 31, 2013
Raw materials and component parts	$139,522	$133,470
Work in process	43,400	41,895
Finished goods	61,253	55,602
Total	$244,175	$230,967
Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2014, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2013	$528,044	$571,675	$249,737	$1,349,456
Foreign currency translation	(105)	618	(43)	470
Balance at March 31, 2014	$527,939	$572,293	$249,694	$1,349,926
ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the three months ended March 31, 2014. Based on the results of our annual impairment test at October 31, 2013, all reporting units had a fair value that was significantly in excess of carrying value, except for our IDEX Optics and Photonics ("IOP") reporting unit, which had a fair value approximately 10% greater than the carrying value. The IOP reporting

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

unit was written down to its fair value in 2012 as a result of our annual goodwill impairment testing and, thus, the fair value continues to be near the carrying value.

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2014 and December 31, 2013:

	At March 31, 2014				At December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$9,955	$(4,658)	$5,297	11	$10,673	$(5,179)	$5,494
Trade names	104,606	(29,939)	74,667	16	104,582	(28,310)	76,272
Customer relationships	242,933	(127,878)	115,055	10	242,674	(121,092)	121,582
Non-compete agreements	3,175	(2,744)	431	3	3,769	(3,272)	497
Unpatented technology	75,489	(34,853)	40,636	11	75,528	(32,905)	42,623
Other	6,999	(4,475)	2,524	10	6,958	(4,299)	2,659
Total amortized intangible assets	443,157	(204,547)	238,610		444,184	(195,057)	249,127
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Total intangible assets	$505,257	$(204,547)	$300,710		$506,284	$(195,057)	$311,227
The unamortized Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired.

7.    Accrued Expenses
The components of accrued expenses as of March 31, 2014 and December 31, 2013 were:

	March 31, 2014	December 31, 2013
Payroll and related items	$61,804	$63,297
Management incentive compensation	7,048	20,949
Income taxes payable	25,512	11,746
Insurance	8,995	7,741
Warranty	5,109	4,888
Deferred revenue	12,343	9,455
Liability for uncertain tax positions	950	1,201
Accrued interest	9,477	1,354
Other	32,305	30,120
Total accrued expenses	$163,543	$150,751

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

8.    Other Noncurrent Liabilities
The components of Other noncurrent liabilities as of March 31, 2014 and December 31, 2013 were:

	March 31, 2014	December 31, 2013
Pension and retiree medical obligations	$67,731	$67,777
Liability for uncertain tax positions	3,017	4,624
Deferred revenue	5,184	5,578
Other	15,416	15,087
Total other noncurrent liabilities	$91,348	$93,066

9.    Borrowings
Borrowings at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Revolving Facility	$17,000	$10,000
2.58% Senior Euro Notes, due June 2015	111,391	111,505
4.5% Senior Notes, due December 2020	298,864	298,828
4.2% Senior Notes, due December 2021	349,292	349,272
Other borrowings	3,698	4,271
Total borrowings	780,245	773,876
Less current portion	1,393	1,871
Total long-term borrowings	$778,852	$772,005
The Company maintains a $700.0 million revolving credit facility (the "Revolving Facility") with a maturity date of June 27, 2016. Up to $75.0 million of the Revolving Facility is available for the issuance of letters of credit, and up to $25.0 million is available to the Company for swing line loans, available on a same-day basis.
Proceeds from the Revolving Facility are available for use towards working capital, acquisitions and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries.
Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at March 31, 2014, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.
At March 31, 2014, $17.0 million was outstanding under the Revolving Facility, with $7.9 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at March 31, 2014 of approximately $675.1 million.
Other borrowings of $3.7 million at March 31, 2014 consisted primarily of debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at rates ranging from 0.3% to 1.5% per annum.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At March 31, 2014, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

10.    Derivative Instruments
The Company enters into cash flow hedges from time to time to reduce the exposure to variability in certain expected future cash flows. The type of cash flow hedges the Company enters into includes foreign currency contracts and interest rate exchange agreements that effectively convert a portion of floating-rate debt to fixed-rate debt and are designed to reduce the impact of interest rate changes on future interest expense.
The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. See Note 12 for the amount of loss reclassified into income for interest rate contracts for March 2014 and 2013. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change.

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date. As of March 31, 2014 the Company did not have any interest rate contracts outstanding.
In 2010 and 2011 the Company entered into two separate forward starting interest rate contracts in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year term of the debt instruments. Approximately $7.2 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at March 31, 2014 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

11.    Fair Value Measurements
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
The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheet at March 31, 2014 and December 31, 2013:

	Basis of Fair Value Measurements
	Balance at March 31, 2014	Level 1	Level 2	Level 3
Money market investment	$22,669	$22,669	$—	$—
Available for sale securities	3,341	3,341	—	—

	Basis of Fair Value Measurements
	Balance at December 31, 2013	Level 1	Level 2	Level 3
Money market investment	$27,871	$27,871	$—	$—
Available for sale securities	3,255	3,255	—	—
There were no transfers of assets or liabilities between Level 1 and Level 2 during the quarter ended March 31, 2014 or the year ended December 31, 2013.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At March 31, 2014, the fair value of the outstanding indebtedness under our Revolving Facility, 2.58% Senior Euro Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $801.1 million compared to the carrying value of $776.5 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

12.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$284	$—	$284	$(27,253)	$—	$(27,253)
Pension and other postretirement adjustments	679	(240)	439	1,935	(662)	1,273
Reclassification adjustments for derivatives	1,820	(663)	1,157	1,872	(682)	1,190
Total other comprehensive income (loss)	$2,783	$(903)	$1,880	$(23,446)	$(1,344)	$(24,790)

The following table summarizes the amounts reclassified from accumulated other comprehensive income to net income during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Income Statement Caption
Pension and other postretirement plans:
Amortization of service cost	$679	$1,935	Selling, general and administrative expense
Total before tax	679	1,935
Provision for income taxes	(240)	(662)
Total net of tax	$439	$1,273
Derivatives:
Reclassification adjustments	$1,820	$1,872	Interest expense
Total before tax	1,820	1,872
Provision for income taxes	(663)	(682)
Total net of tax	$1,157	$1,190

13.    Common and Preferred Stock
On November 8, 2013, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or cash available under the Revolving Facility. During the first three months of 2014, the Company purchased a total of 0.6 million shares at a cost of $40.1 million, of which $2.6 million was settled in April 2014. During the first three months of 2013, the Company purchased 0.7 million shares at a cost of $35.7 million, of which $2.6 million was settled in April 2013. As of March 31, 2014, the Company had $327.8 million available under the authorized share repurchase programs.
At March 31, 2014 and December 31, 2013, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at March 31, 2014 or December 31, 2013.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

14.    Share-Based Compensation
During the three months ended March 31, 2014, the Company granted approximately 0.5 million stock options, 0.1 million unvested shares and 0.1 million performance share units. During the three months ended March 31, 2013 the company granted approximately 0.6 million stock options, 0.2 million unvested shares and 0.1 million performance share units.
Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended March 31,
	2014	2013
Weighted average fair value of option grants	$19.53	$12.85
Dividend yield	1.26%	1.57%
Volatility	30.36%	30.94%
Risk-free forward interest rate	0.12%-4.69%	0.17%-4.10%
Expected life (in years)	5.89	5.87

Weighted average performance share unit fair values and assumptions for the period specified are disclosed below. The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model.

	Three Months Ended March 31,
	2014	2013
Weighted average fair value of performance share units	$94.55	$50.45
Dividend yield	0.00%	0.00%
Volatility	26.41%	28.99%
Risk-free forward interest rate	0.65%	0.40%
Expected life (in years)	2.88	2.87
Total compensation cost for stock options is as follows:

	Three Months Ended March 31,
	2014	2013
Cost of goods sold	$242	$192
Selling, general and administrative expenses	2,190	2,169
Total expense before income taxes	2,432	2,361
Income tax benefit	(755)	(737)
Total expense after income taxes	$1,677	$1,624

Total compensation cost for unvested shares is as follows:

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cost of goods sold	$472	$402
Selling, general and administrative expenses	2,746	2,660
Total expense before income taxes	3,218	3,062
Income tax benefit	(687)	(715)
Total expense after income taxes	$2,531	$2,347
Total compensation cost for performance share units is as follows:

	Three Months Ended March 31,
	2014	2013
Cost of goods sold	$—	$—
Selling, general and administrative expenses	661	189
Total expense before income taxes	661	189
Income tax benefit	(186)	(37)
Total expense after income taxes	$475	$152
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.
As of March 31, 2014, there was $14.1 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.6 years, $16.2 million of total unrecognized compensation cost related to unvested shares/units that is expected to be recognized over a weighted-average period of 1.2 years, and $7.8 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.4 years.
A summary of the Company’s stock option activity as of March 31, 2014, and changes during the three months ended March 31, 2014 is presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,516,618	$39.60	6.87	$86,200,655
Granted	486,505	72.74
Exercised	(180,617)	34.08
Forfeited/Expired	(50,949)	45.93
Outstanding at March 31, 2014	2,771,557	$45.66	7.26	$75,477,956
Vested and expected to vest at March 31, 2014	2,603,891	$44.74	7.13	$73,299,119
Exercisable at March 31, 2014	1,428,590	$35.99	5.78	$52,718,583

15.    Retirement Benefits
The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Pension Benefits
	Three Months Ended March 31,
	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$323	$374	$437	$339
Interest cost	1,053	599	943	519
Expected return on plan assets	(1,408)	(327)	(1,353)	(256)
Net amortization	699	219	1,614	230
Net periodic benefit cost	$667	$865	$1,641	$832

	Other Postretirement Benefits
	Three Months Ended March 31,
	2014	2013
Service cost	$178	$242
Interest cost	233	227
Net amortization	(118)	6
Net periodic benefit cost	$293	$475
The Company previously disclosed in its financial statements for the year ended December 31, 2013, that it expected to contribute approximately $2.8 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2014. As of March 31, 2014, $0.6 million of contributions have been made to the defined benefit plans and $0.2 million has been made to its other postretirement benefit plans. The Company presently anticipates contributing up to an additional $2.9 million in 2014 to fund these plans.

16.    Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on its business, financial condition, results of operations or cash flows.

17.    Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $29.7 million in the first quarter of 2014 from $24.1 million in the first quarter of 2013. The effective tax rate increased to 28.5% for the first quarter of 2014 compared to 28.2% in the first quarter of 2013 due to the mix of global pre-tax income among jurisdictions. Additionally, the current quarter tax rate was favorably impacted by settlements with taxing authorities primarily related to purchase price adjustments for prior period acquisitions and the comparable quarter tax rate in the prior year was favorably impacted by the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, which reinstated the U.S. R&D credit retroactively to January 1, 2012.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.0 million.

18.    Subsequent Events
On April 28, 2014, the Company acquired Aegis Flow Technologies ("Aegis") for cash consideration of approximately $26.0 million. Aegis, located in Geismar, Louisiana, is a leader in the design, manufacture and sale of specialty chemical processing valves. Aegis has annual revenues of approximately $15.0 million and will operate as part of the Chemical, Food and Process platform within the Fluid & Metering Technologies segment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Under the Private Securities Litigation Reform Act
This quarterly report on Form 10-Q, including the “Overview and Outlook” and the “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, operating results and are indicated by words or phrases such as “expects,” "anticipates," “should,” “will,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those statements. The risks and uncertainties include, but are not limited to, those risks and uncertainties identified under the heading “Risk Factors” in item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and information contained in subsequent reports filed by IDEX with the Securities and Exchange Commission. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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
Some of our key financial highlights for the three months ended March 31, 2014 are as follows:

•	Sales of $544.0 million increased 10%; organic sales — excluding acquisitions and foreign currency translation — were up 8%.

•	Operating income of $113.8 million increased 20%

•	Net income increased 22% to $74.5 million.

•	Diluted EPS of $0.91 increased 17 cents, or 23%, compared to 2013.
Our projected second quarter 2014 EPS is in the range of $0.85 to $0.87. Given the Company’s current outlook and the projection of 4-5% organic revenue growth for the year, we have increased our full year EPS outlook; we now expect full year 2014 diluted EPS of $3.38 to $3.45.

Results of Operations
The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2014 and 2013. Segment operating income excludes unallocated corporate operating expenses.
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
In this report, references to organic sales, a non-GAAP measure, refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States but excludes (1) sales from acquired businesses during the first twelve months of ownership and (2) the impact of foreign currency translation. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions because the nature, size, and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. In addition, this report references EBITDA. This non-GAAP measure has been reconciled to Net income and Operating income in this Item 2 under the heading "Non-GAAP Disclosures." Given the acquisitive nature of the Company management reviews EBITDA. This non-GAAP financial measure provides management with important information about the performance of the Company's businesses by, among other matters, eliminating the impact of higher amortization expense at recently acquired businesses.
Consolidated Results in the Three Months Ended March 31, 2014 Compared with the Same Period of 2013

(In thousands)	Three Months Ended March 31,
	2014	2013
Net sales	$543,996	$494,448
Operating income	113,835	94,712
Operating margin	20.9%	19.2%
EBITDA	$133,936	$115,830
EBITDA as a percentage of net sales	24.6%	23.4%
Depreciation and amortization	$19,257	$19,839
Depreciation and amortization as a percentage of net sales	3.5%	4.0%
Capital expenditures	$10,809	$7,625
Capital expenditures as a percentage of net sales	2.0%	1.5%
Sales in the three months ended March 31, 2014 were $544.0 million, a 10% increase from the comparable period last year. This increase reflects an 8% increase in organic sales, a 1% increase from acquisitions (FTL — March 2013) and 1% favorable foreign currency translation. Organic sales to customers outside the U.S. represented approximately 48% of total sales in 2014 compared to 52% during the same period of 2013.

For the first three months of 2014, Fluid & Metering Technologies contributed 41% of sales and 43% of operating income; Health & Science Technologies accounted for 34% of sales and 27% of operating income; and Fire & Safety/Diversified Products represented 25% of sales and 30% of operating income.
Gross profit of $244.4 million in the first three months of 2014 increased $32.4 million, or 15%, from the same period in 2013. Gross margin of 44.9% in the first three months of 2014 increased from 42.9% during the same period in 2013. The increase in gross margin primarily resulted from an increase in volume and benefits from the Company’s structural cost actions taken in prior years.
Selling, general and administrative expenses increased to $130.6 million in the first three months of 2014 from $117.3 million during the same period of 2013. The change reflects an increase of approximately $1.2 million for incremental costs from a full quarter of the FTL acquisition and an increase in volume related expenses of $12.1 million. As a percentage of sales, SG&A expenses were 24.0% for the first three months of 2014 and 23.7% for the same period of 2013.
Operating income of $113.8 million in the first three months of 2014 was up from the $94.7 million recorded during the same period in 2013, primarily reflecting an increase in volume and improved productivity. Operating margin of 20.9% in the first three months of 2014 was up from 19.2% during the same period of 2013, primarily due to volume leverage, productivity, and conversion of the large Dispensing order.
Other income - net of $0.8 million in the first three months of 2014 was down $0.4 million compared with the same period in 2013, primarily due to lower gains on foreign currency transactions.
Interest expense of $10.5 million in the first three months of 2014 was slightly down from $10.6 million in 2013.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $29.7 million for the first three months of 2014 increased compared to $24.1 million recorded in the same period of 2013. The effective tax rate increased to 28.5% for the first three months of 2014 compared to 28.2% in the same period of 2013 due to the mix of global pre-tax income among jurisdictions. Additionally, the current quarter tax rate was favorably impacted by settlements with taxing authorities primarily related to purchase price adjustments for prior period acquisitions and the comparable quarter tax rate in the prior year was favorably impacted by the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, which reinstated the U.S. R&D credit retroactively to January 1, 2012.
Net income in the first three months of 2014 of $74.5 million increased from $61.3 million during the same period of 2013. Diluted earnings per share in the first three months of 2014 of $0.91 increased $0.17, or 23%, compared with the same period in 2013.
Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended March 31,
	2014	2013
Net sales	$223,361	$211,755
Operating income	56,407	48,079
Operating margin	25.3%	22.7%
EBITDA	$63,237	$55,322
EBITDA as a percentage of net sales	28.3%	26.1%
Depreciation and amortization	$6,552	$6,960
Depreciation and amortization as a percentage of net sales	2.9%	3.3%
Capital expenditures	$4,009	$2,776
Capital expenditures as a percentage of net sales	1.8%	1.3%
Sales of $223.4 million increased $11.6 million, or 6%, in the first three months of 2014 compared with the same period of 2013. This reflects a 5% increase in organic sales and 1% favorable foreign currency translation. In the first three months of 2014, organic sales increased 10% domestically and decreased 1% internationally compared to the 2013 period. Organic sales to customers outside the U.S. were approximately 43% of total segment sales during the first three months of 2014, compared with 45% during the same period in 2013.
Sales within our Energy platform increased in the first three months of 2014 compared to the same period of 2013, due to the benefit from larger than anticipated fuel consumption from the extended winter, and the strength of OEM truck builds and North American electronic retrofits. Sales within our Chemical, Food & Process platform increased compared to the first three months of 2013 based on stable general industrial demand, partially offset by project timing delays in emerging markets. Sales within our Agriculture group improved in spite of the extended winter. Diaphragm & Dosing Pump Technology platform sales increased compared to the first three months of 2013 due to increased demand in the oil and gas markets, and increased stability in the European and Asian markets. Sales in our Water Services & Technology group increased slightly in the first three months of 2014 compared to the same period in 2013 based on the continued improvement in municipal spending, driven by demand in North America, Japan and Europe.
Operating income and operating margin of $56.4 million and 25.3%, respectively, were higher than the $48.1 million and 22.7% recorded in the first three months of 2013, primarily due to increased volume, operational execution, and productivity.
Health & Science Technologies Segment

(In thousands)	Three Months Ended March 31,
	2014	2013
Net sales	$186,375	$172,868
Operating income	36,229	32,267
Operating margin	19.4%	18.7%
EBITDA	$46,951	$43,315
EBITDA as a percentage of net sales	25.2%	25.1%
Depreciation and amortization	$10,709	$10,792
Depreciation and amortization as a percentage of net sales	5.7%	6.2%
Capital expenditures	$3,509	$2,786
Capital expenditures as a percentage of net sales	1.9%	1.6%
Sales of $186.4 million increased $13.5 million, or 8%, in the first three months of 2014 compared with the same period in 2013. This reflects 5% organic revenue growth and 3% growth from acquisitions (FTL - March 2013). In the first three months of 2014, organic sales increased 13% domestically and decreased 1% internationally. Organic sales to customers outside the U.S. were approximately 52% of total segment sales in the first three months of 2014 compared with 53% during the same period in 2013.
Sales within our Material Process Technologies platform increased compared to the first three months of 2013 due to large pharmaceutical project shipments in North America from orders placed in 2013. Sales within our Scientific Fluidics platform increased compared to the first three months of 2013 due to gaining market share through new product introductions and the continued strengthening of core analytical instrumentation and in vitro diagnostics markets. Sales within the Sealing Solutions group increased compared to the first three months of 2013 due to the acquisition of FTL in March 2013 as well as continued strong sales in North American energy markets. Sales within our Optics and Photonics platform decreased slightly compared to the first three months of 2013 due to softness in military spending as well as the decision to exit certain product lines. Sales within our Industrial group increased compared to the first three months of 2013 due to greater stability in North American distributor sales and our team's ability to capture market share.
Operating income and operating margin of $36.2 million and 19.4%, respectively, in the first three months of 2014 were up from the $32.3 million and 18.7% recorded in the same period of 2013, primarily due to increased volume and productivity.

Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended March 31,
	2014	2013
Net sales	$137,284	$111,513
Operating income	39,648	28,232
Operating margin	28.9%	25.3%
EBITDA	$41,561	$30,291
EBITDA as a percentage of net sales	30.3%	27.2%
Depreciation and amortization	$1,680	$1,708
Depreciation and amortization as a percentage of net sales	1.2%	1.5%
Capital expenditures	$1,807	$1,480
Capital expenditures as a percentage of net sales	1.3%	1.3%
Sales of $137.3 million increased $25.8 million, or 23%, in the first three months of 2014 compared with the same period in 2013. This reflects 22% organic growth and 1% favorable foreign currency translation. In the first three months of 2014, organic sales increased 55% domestically and decreased 2% internationally, year over year. Organic sales to customers outside the U.S. were approximately 47% of total segment sales in the first three months of 2014 compared to 58% during the same period of 2013.
Sales within our Dispensing group increased as a result of fulfilling a large dispensing order, combined with modest growth in the core North American and European markets. Sales were stable within our Band-It group, driven by strong expansion in China and cable management project orders. Sales within our Fire Suppression group increased due to demand for power facility trailers, and strong project orders from China. Sales within our Rescue group decreased due to prolonged decision making on projects in China and Europe.
Operating income and operating margin of $39.6 million and 28.9%, respectively, in the first three months of 2014 were higher than the $28.2 million and 25.3% recorded in the first three months of 2013, primarily due to volume leverage and the fulfillment of the large Dispensing order.

Liquidity and Capital Resources
At March 31, 2014, working capital was $749.4 million and the current ratio was 3.4 to 1. Cash flows from operating activities for the first three months of 2014 increased $2.0 million, or 2.8%, to $74.2 million compared to the first three months of 2013, mainly due to higher earnings partially offset by an increase in operating working capital.
Cash flows provided by operating activities were more than adequate to fund capital expenditures of $10.8 million and $7.6 million in the first three months of 2014 and 2013, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology and replacement of equipment and facilities. Management believes that the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.
The Company maintains the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At March 31, 2014, there were $17.0 million of outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $7.9 million. The net available borrowing capacity under the Revolving Facility at March 31, 2014, was approximately $675.1 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at March 31, 2014, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At March 31, 2014, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 12.20 to 1 and the leverage ratio was 1.58 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

On November 8, 2013, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation. During the first three months of 2014, the Company purchased a total of 0.6 million shares at a cost of $40.1 million, of which $2.6 million was settled in April 2014. As of March 31, 2014, the Company had $327.8 million available under the authorized share repurchase programs.
The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest on all borrowings, pension and postretirement funding requirements, expected share repurchases and annual dividend payments to holders of the Company’s stock for the remainder of 2014. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of March 31, 2014, $17.0 million was outstanding under the Revolving Facility, with $7.9 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at March 31, 2014 of approximately $675.1 million.

Non-GAAP Disclosures
The following is a reconciliation of EBITDA to the comparable measures of net income and operating income, as determined in accordance with U.S. GAAP. We have reconciled consolidated EBITDA to net income and we have reconciled segment EBITDA to operating income, as we do not allocate interest and income taxes to our segments. EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company which results in a higher level of amortization expense at recently acquired businesses, management uses EBITDA, in addition to operating income, to provide it with another way to measure financial performance of businesses across our three segments. Management also uses EBITDA for enterprise valuation purposes. We believe that EBITDA is also useful to some investors as an indicator of the strength and performance of the Company's and its segments ongoing business operations and a way to evaluate and compare operating performance and value companies within our industry. However, it should not be considered as an alternative to net income, operating income or any other items calculated in accordance with U.S. GAAP. The definition of EBITDA used here may differ from that used by other companies.

Consolidated	Three Months Ended March 31,
	2014	2013
Net income	$74,548	$61,300
+ Income taxes	29,674	24,134
+ Interest expense	10,457	10,557
+ Depreciation & amortization	19,257	19,839
EBITDA	$133,936	$115,830

Net sales	$543,996	$494,448
EBITDA as a percentage of net sales	24.6%	23.4%

	Three Months Ended March 31,
	2014			2013
	FMT	HST	FSD	FMT	HST	FSD
Operating income	$56,407	$36,229	$39,648	$48,079	$32,267	$28,232
+ Other income	278	13	233	283	256	351
+ Depreciation & amortization	6,552	10,709	1,680	6,960	10,792	1,708
EBITDA	$63,237	$46,951	$41,561	$55,322	$43,315	$30,291

Net sales	$223,361	$186,375	$137,284	$211,755	$172,868	$111,513
EBITDA as a percentage of net sales	28.3%	25.2%	30.3%	26.1%	25.1%	27.2%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, provides for procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use derivative financial or commodity instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt.
The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar, Japanese Yen, Indian Rupee and Chinese Renminbi. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The effect of transaction gains and losses is reported within other income-net on the Consolidated Statements of Operations.

The Company’s interest rate exposure is primarily related to the $780.2 million of total debt outstanding at March 31, 2014. Approximately 2% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2014, that the Company’s disclosure controls and procedures were effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2014 to January 31, 2014	215,071	$72.48	215,071	$352,346,341
February 1, 2014 to February 28, 2014	115,978	$71.84	115,978	$344,014,517
March 1, 2014 to March 31, 2014	220,099	$73.66	220,099	$327,802,105
Total	551,148	$72.66	551,148	$327,802,105

(1)
On November 8, 2013, the Company announced that its Board of Directors had increased the authorized level for repurchases of its common stock by approximately $300.0 million. This followed the prior Board of Directors approved repurchase authorizations of $200.0 million, announced by the Company on October 22, 2012; $50.0 million, announced by the Company on December 6, 2011; and the original repurchase authorization of $125.0 million announced by the Company on April 21, 2008.

Item 6.	Exhibits.
The exhibits listed in the accompanying “Exhibit Index” are filed or furnished as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEX Corporation

By:	/s/ HEATH A. MITTS
Heath A. Mitts
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ MICHAEL J. YATES
Michael J. Yates
Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: April 29, 2014

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

*10.1	Form of IDEX Corporation Performance Share Unit Award Agreement

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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