Form 10-Q
period 2014-06-30
IDEX CORP /DE/
filed 2014-07-29
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of July 25, 2014: 80,071,953.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$485,335	$439,629
Receivables, less allowance for doubtful accounts of $7,114 at June 30, 2014 and $5,841 at December 31, 2013	272,151	253,226
Inventories — net	254,182	230,967
Other current assets	69,858	67,131
Total current assets	1,081,526	990,953
Property, plant and equipment — net	223,395	213,488
Goodwill	1,363,753	1,349,456
Intangible assets — net	300,275	311,227
Other noncurrent assets	22,048	22,453
Total assets	$2,990,997	$2,887,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$146,827	$133,312
Accrued expenses	142,493	150,751
Notes payable and current portion of long-term borrowings	111,539	1,871
Dividends payable	22,516	18,675
Total current liabilities	423,375	304,609
Long-term borrowings	705,326	772,005
Deferred income taxes	147,408	144,908
Other noncurrent liabilities	90,001	93,066
Total liabilities	1,366,110	1,314,588
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 89,479,859 shares at June 30, 2014 and 89,154,190 shares at December 31, 2013	895	892
Additional paid-in capital	629,485	607,766
Retained earnings	1,395,031	1,293,740
Treasury stock at cost: 9,150,564 shares at June 30, 2014 and 7,958,510 shares at December 31, 2013	(414,645)	(326,104)
Accumulated other comprehensive income (loss)	14,121	(3,305)
Total shareholders’ equity	1,624,887	1,572,989
Total liabilities and shareholders’ equity	$2,990,997	$2,887,577
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$546,693	$518,445	$1,090,689	$1,012,893
Cost of sales	305,561	295,596	605,137	578,047
Gross profit	241,132	222,849	485,552	434,846
Selling, general and administrative expenses	129,044	123,290	259,629	240,575
Operating income	112,088	99,559	225,923	194,271
Other income (expense) — net	(137)	(573)	707	706
Interest expense	10,405	10,597	20,862	21,154
Income before income taxes	101,546	88,389	205,768	173,823
Provision for income taxes	29,769	25,828	59,443	49,962
Net income	$71,777	$62,561	$146,325	$123,861

Basic earnings per common share	$0.89	$0.76	$1.81	$1.50
Diluted earnings per common share	$0.88	$0.76	$1.79	$1.49

Share data:
Basic weighted average common shares outstanding	80,106	81,829	80,317	82,013
Diluted weighted average common shares outstanding	81,149	82,734	81,362	82,943
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$71,777	$62,561	$146,325	$123,861
Other comprehensive income (loss)
Reclassification adjustments for derivatives, net of tax	1,155	1,187	2,312	2,377
Pension and other postretirement adjustments, net of tax	517	938	956	2,211
Cumulative translation adjustment	13,874	4,144	14,158	(23,109)
Other comprehensive income (loss)	15,546	6,269	17,426	(18,521)
Comprehensive income	$87,323	$68,830	$163,751	$105,340
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share and per share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2013	$608,658	$1,293,740	$52,211	$(23,857)	$(31,659)	$(326,104)	$1,572,989
Net income	—	146,325	—	—	—	—	146,325
Cumulative translation adjustment	—	—	14,158	—	—	—	14,158
Pension and other postretirement adjustments (net of tax of $521)	—	—	—	956	—	—	956
Amortization of forward starting swaps (net of tax of $1,325)	—	—	—	—	2,312	—	2,312
Issuance of 355,224 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans (net of tax of $2,269)	12,523	—	—	—	—	—	12,523
Repurchase of 1,153,384 shares of common stock	—	—	—	—	—	(85,705)	(85,705)
Shares surrendered for tax withholding	—	—	—	—	—	(2,836)	(2,836)
Share-based compensation	9,199	—	—	—	—	—	9,199
Cash dividends declared - $.56 per common share		(45,034)					(45,034)
Balance, June 30, 2014	$630,380	$1,395,031	$66,369	$(22,901)	$(29,347)	$(414,645)	$1,624,887
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$146,325	$123,861
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,741	17,847
Amortization of intangible assets	21,932	22,069
Amortization of debt issuance expenses	859	849
Share-based compensation expense	11,963	9,489
Deferred income taxes	(471)	(64)
Excess tax benefit from share based compensation	(3,680)	(4,771)
Non-cash interest expense associated with forward starting swaps	3,637	3,740
Changes in:
Receivables	(16,218)	(13,156)
Inventories	(15,584)	5,380
Other current assets	(3,352)	4,743
Trade accounts payable	13,291	11,480
Accrued expenses	(5,852)	83
Other — net	(3,411)	(36)
Net cash flows provided by operating activities	166,180	181,514
Cash flows from investing activities
Cash purchases of property, plant and equipment	(23,299)	(15,822)
Acquisition of businesses, net of cash acquired	(25,995)	(36,849)
Other — net	(29)	(130)
Net cash flows used in investing activities	(49,323)	(52,801)
Cash flows from financing activities
Borrowings under revolving facilities for acquisitions	25,995	34,648
Borrowings under revolving facilities	54,019	28,425
Payments under revolving facilities	(36,181)	(31,824)
Dividends paid	(41,193)	(35,421)
Proceeds from stock option exercises	8,831	22,983
Excess tax benefit from stock-based compensation	3,680	4,771
Purchase of common stock	(83,060)	(84,479)
Unvested shares surrendered for tax withholding	(2,836)	(1,772)
Other	—	(3,181)
Net cash flows used in financing activities	(70,745)	(65,850)
Effect of exchange rate changes on cash and cash equivalents	(406)	(7,238)
Net increase in cash	45,706	55,625
Cash and cash equivalents at beginning of year	439,629	318,864
Cash and cash equivalents at end of period	$485,335	$374,489

Supplemental cash flow information
Cash paid for:
Interest	$16,354	$16,557
Income taxes	61,801	25,445
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year.
The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 which introduces a new five-step revenue recognition model. Under ASU 2014-09 an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

2.    Acquisitions
All of the Company’s acquisitions have been accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition.
2014 Acquisitions
On April 28, 2014, the Company acquired the stock of Aegis Flow Technologies ("Aegis"), a leader in the design, manufacture and sale of specialty chemical processing valves for use in the chemical, petro-chemical, chlor-alkali, pharmaceutical, semiconductor and pulp/paper industries. Located in Geismar, Louisiana, Aegis has annual revenue of approximately $15.0 million and will operate in our Chemical, Food & Process platform within our Fluid & Metering Technologies segment. Aegis was acquired for cash consideration of approximately $26 million. The entire purchase price was funded with borrowings under the Company's revolving credit facility. Goodwill and intangible assets recognized as part of this transaction were $8.8 million and $8.8 million, respectively. The $8.8 million of goodwill is deductible for tax purposes.
The purchase price for Aegis has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. The Company is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the business becomes known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

Accounts receivable	$1,069
Inventory	6,106
Other current assets, net of cash acquired	873
Property, plant and equipment	3,027
Goodwill	8,805
Intangible assets	8,770
Total assets acquired	28,650
Total liabilities assumed	(2,700)
Net assets acquired	$25,950
Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.
The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Trade names	$3,304	15
Customer relationships	4,393	14
Unpatented technology	1,073	8
Acquired intangible assets	$8,770
The Company incurred $0.9 million of acquisition-related transaction costs in the six months ended June 30, 2014. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company incurred $0.5 million of non-cash acquisition fair value inventory charges in the six months ended June 30, 2014. These charges were recorded in cost of sales.
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
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the water and wastewater industries. The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, semiconductor, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production o

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

f micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.
Information on the Company’s business segments is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales
Fluid & Metering Technologies
External customers	$225,866	$225,214	$448,873	$436,621
Intersegment sales	234	274	588	622
Total group sales	226,100	225,488	449,461	437,243
Health & Science Technologies
External customers	184,849	179,111	368,741	350,785
Intersegment sales	823	1,756	3,306	2,950
Total group sales	185,672	180,867	372,047	353,735
Fire & Safety/Diversified Products
External customers	135,978	114,120	273,075	225,487
Intersegment sales	204	116	391	262
Total group sales	136,182	114,236	273,466	225,749
Intersegment elimination	(1,261)	(2,146)	(4,285)	(3,834)
Total net sales	$546,693	$518,445	$1,090,689	$1,012,893
Operating income
Fluid & Metering Technologies	$55,623	$56,115	$112,030	$104,194
Health & Science Technologies	36,137	34,522	72,366	66,789
Fire & Safety/Diversified Products	35,985	23,676	75,633	51,908
Corporate office and other	(15,657)	(14,754)	(34,106)	(28,620)
Total operating income	112,088	99,559	225,923	194,271
Interest expense	10,405	10,597	20,862	21,154
Other income (expense) - net	(137)	(573)	707	706
Income before income taxes	$101,546	$88,389	$205,768	$173,823

	June 30, 2014	December 31, 2013
Assets
Fluid & Metering Technologies	$1,041,890	$1,025,352
Health & Science Technologies	1,152,486	1,113,546
Fire & Safety/Diversified Products	525,659	484,139
Corporate office	270,962	264,540
Total assets	$2,990,997	$2,887,577

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
ASC 260 “Earnings Per Share” provides that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the more dilutive of the treasury stock method and the two-class method prescribed by ASC 260. For the purposes of calculating diluted EPS, net income attributable to common shareholders was reduced by $0.2 million and $0 for the three months ended June 30, 2014 and 2013, respectively; and $0.7 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.
Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	80,106	81,829	80,317	82,013
Dilutive effect of stock options, unvested shares, performance share units and DCUs	1,043	905	1,045	930
Diluted weighted average common shares outstanding	81,149	82,734	81,362	82,943
Options to purchase approximately 0.5 million and 0.6 million shares of common stock for both the three and six months ended June 30, 2014 and 2013, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

5.    Inventories
The components of inventories as of June 30, 2014 and December 31, 2013 were:

	June 30, 2014	December 31, 2013
Raw materials and component parts	$145,467	$133,470
Work in process	43,058	41,895
Finished goods	65,657	55,602
Total	$254,182	$230,967
Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2014, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2013	$528,044	$571,675	$249,737	$1,349,456
Foreign currency translation	(557)	6,808	(759)	5,492
Acquisitions	8,805	—	—	8,805
Balance at June 30, 2014	$536,292	$578,483	$248,978	$1,363,753
ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the six months ended June 30, 2014. Based on the results of our annual impairment test at October 31, 2013, all reporting units had a fair value that was significantly in excess of carrying value, except for our IDEX Optics and Photonics ("IOP") reporting unit, which had a fair value approximately 10% greater than the carrying value. The IOP reporting unit was written down to its fair value in 2012 as a result of our annual goodwill impairment testing and, thus, the fair value continues to be near the carrying value.

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2014 and December 31, 2013:

	At June 30, 2014				At December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$10,016	$(4,888)	$5,128	11	$10,673	$(5,179)	$5,494
Trade names	108,215	(31,696)	76,519	16	104,582	(28,310)	76,272
Customer relationships	248,676	(135,162)	113,514	10	242,674	(121,092)	121,582
Non-compete agreements	3,073	(2,705)	368	3	3,769	(3,272)	497
Unpatented technology	77,565	(37,297)	40,268	11	75,528	(32,905)	42,623
Other	7,032	(4,654)	2,378	10	6,958	(4,299)	2,659
Total amortized intangible assets	454,577	(216,402)	238,175		444,184	(195,057)	249,127
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Total intangible assets	$516,677	$(216,402)	$300,275		$506,284	$(195,057)	$311,227
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

7.    Accrued Expenses
The components of accrued expenses as of June 30, 2014 and December 31, 2013 were:

	June 30, 2014	December 31, 2013
Payroll and related items	$58,543	$63,297
Management incentive compensation	14,373	20,949
Income taxes payable	10,909	11,746
Insurance	9,747	7,741
Warranty	5,035	4,888
Deferred revenue	11,773	9,455
Liability for uncertain tax positions	950	1,201
Accrued interest	1,366	1,354
Other	29,797	30,120
Total accrued expenses	$142,493	$150,751

8.    Other Noncurrent Liabilities
The components of other noncurrent liabilities as of June 30, 2014 and December 31, 2013 were:

	June 30, 2014	December 31, 2013
Pension and retiree medical obligations	$66,672	$67,777
Liability for uncertain tax positions	3,045	4,624
Deferred revenue	4,763	5,578
Other	15,521	15,087
Total other noncurrent liabilities	$90,001	$93,066

9.    Borrowings
Borrowings at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Revolving Facility	$55,000	$10,000
2.58% Senior Euro Notes, due June 2015	110,525	111,505
4.5% Senior Notes, due December 2020	298,901	298,828
4.2% Senior Notes, due December 2021	349,311	349,272
Other borrowings	3,128	4,271
Total borrowings	816,865	773,876
Less current portion	111,539	1,871
Total long-term borrowings	$705,326	$772,005
The Company maintains a $700.0 million revolving credit facility (the "Revolving Facility") with a maturity date of June 27, 2016. Up to $75.0 million of the Revolving Facility is available for the issuance of letters of credit, and up to $25.0 million is available to the Company for swing line loans, available on a same-day basis.
Proceeds from the Revolving Facility are available for working capital, acquisitions and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at June 30, 2014, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.
At June 30, 2014, $55.0 million was outstanding under the Revolving Facility, with $7.8 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at June 30, 2014 of approximately $637.2 million.
At June 30, 2014, the Company included the outstanding balance of the 2.58% Senior Euro Notes, $110.5 million, within Current liabilities on the Consolidated Balance Sheet as the maturity date is June 9, 2015.
Other borrowings of $3.1 million at June 30, 2014 consisted primarily of debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at rates ranging from 0.3% to 1.5% per annum.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At June 30, 2014, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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
The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. See Note 12 for the amount of loss reclassified into income for interest rate contracts for June 2014 and 2013. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change.

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date. As of June 30, 2014, the Company did not have any interest rate contracts outstanding.
In 2010 and 2011, the Company entered into two separate forward starting interest rate contracts in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year term of the debt instruments. Approximately $7.1 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at June 30, 2014 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheet at June 30, 2014 and December 31, 2013:

	Basis of Fair Value Measurements
	Balance at June 30, 2014	Level 1	Level 2	Level 3
Money market investment	$22,577	$22,577	$—	$—
Available for sale securities	3,985	3,985	—	—

	Basis of Fair Value Measurements
	Balance at December 31, 2013	Level 1	Level 2	Level 3
Money market investment	$27,871	$27,871	$—	$—
Available for sale securities	3,255	3,255	—	—
There were no transfers of assets or liabilities between Level 1 and Level 2 during the quarter ended June 30, 2014 or the year ended December 31, 2013.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At June 30, 2014, the fair value of the outstanding indebtedness under our Revolving Facility, 2.58% Senior Euro Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $847.4 million compared to the carrying value of $813.7 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

12.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$13,874	$—	$13,874	$4,144	$—	$4,144
Pension and other postretirement adjustments	798	(281)	517	1,521	(583)	938
Reclassification adjustments for derivatives	1,817	(662)	1,155	1,867	(680)	1,187
Total other comprehensive income (loss)	$16,489	$(943)	$15,546	$7,532	$(1,263)	$6,269

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$14,158	$—	$14,158	$(23,109)	$—	$(23,109)
Pension and other postretirement adjustments	1,477	(521)	956	3,456	(1,245)	2,211
Reclassification adjustments for derivatives	3,637	(1,325)	2,312	3,740	(1,363)	2,377
Total other comprehensive income (loss)	$19,272	$(1,846)	$17,426	$(15,913)	$(2,608)	$(18,521)

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table summarizes the amounts reclassified from accumulated other comprehensive income to net income during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	Income Statement Caption
Pension and other postretirement plans:
Amortization of service cost	$798	$1,521	$1,477	$3,456	Selling, general and administrative expense
Total before tax	798	1,521	1,477	3,456
Provision for income taxes	(281)	(583)	(521)	(1,245)
Total net of tax	$517	$938	$956	$2,211
Derivatives:
Reclassification adjustments	$1,817	$1,867	$3,637	$3,740	Interest expense
Total before tax	1,817	1,867	3,637	3,740
Provision for income taxes	(662)	(680)	(1,325)	(1,363)
Total net of tax	$1,155	$1,187	$2,312	$2,377

13.    Common and Preferred Stock
On November 8, 2013, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the first six months of 2014, the Company purchased a total of 1.2 million shares at a cost of $85.7 million, of which $2.6 million was settled in July 2014. During the first six months of 2013, the Company purchased 1.6 million shares at a cost of $86.7 million, of which $2.2 million was settled in July 2013. As of June 30, 2014, the Company had $282.2 million of remaining board authorization under its share repurchase programs.
At June 30, 2014 and December 31, 2013, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at June 30, 2014 or December 31, 2013.

14.    Share-Based Compensation
During the six months ended June 30, 2014, the Company granted approximately 0.5 million stock options, 0.2 million unvested shares and 0.1 million performance share units. During the six months ended June 30, 2013, the Company granted approximately 0.6 million stock options, 0.2 million unvested shares and 0.1 million performance share units.
Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended June 30,
	2014	2013
Weighted average fair value of option grants	$19.34	$13.28
Dividend yield	1.43%	1.51%
Volatility	30.43%	30.76%
Risk-free forward interest rate	0.10% - 4.17%	0.14% - 3.94%
Expected life (in years)	5.87	5.84

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Weighted average fair value of option grants	$19.53	$12.85
Dividend yield	1.26%	1.57%
Volatility	30.36%	30.94%
Risk-free forward interest rate	0.12% - 4.67%	0.17% - 4.10%
Expected life (in years)	5.89	5.87
Weighted average performance share unit fair values and assumptions for the period specified are disclosed below. The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model.

	Three and Six Months Ended June 30,
	2014	2013
Weighted average fair value of performance share units	$94.55	$50.45
Dividend yield	0.00%	0.00%
Volatility	26.41%	28.99%
Risk-free forward interest rate	0.65%	0.40%
Expected life (in years)	2.88	2.87
Total compensation cost for stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of goods sold	$133	$99	$375	$291
Selling, general and administrative expenses	1,425	1,253	3,615	3,421
Total expense before income taxes	1,558	1,352	3,990	3,712
Income tax benefit	(496)	(445)	(1,251)	(1,182)
Total expense after income taxes	$1,062	$907	$2,739	$2,530

Total compensation cost for unvested shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of goods sold	$693	$212	$1,165	$614
Selling, general and administrative expenses	2,578	2,098	5,324	4,758
Total expense before income taxes	3,271	2,310	6,489	5,372
Income tax benefit	(644)	(609)	(1,331)	(1,319)
Total expense after income taxes	$2,627	$1,701	$5,158	$4,053

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for performance share units is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	823	216	1,484	405
Total expense before income taxes	823	216	1,484	405
Income tax benefit	(288)	(77)	(474)	(114)
Total expense after income taxes	$535	$139	$1,010	$291
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.
As of June 30, 2014, there was $12.8 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, $14.2 million of total unrecognized compensation cost related to unvested shares/units that is expected to be recognized over a weighted-average period of 1.1 years, and $6.8 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.3 years.
A summary of the Company’s stock option activity as of June 30, 2014, and changes during the six months ended June 30, 2014, is presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,516,618	$39.60	6.87	$86,200,655
Granted	505,950	72.75
Exercised	(254,815)	34.71
Forfeited/Expired	(85,483)	49.52
Outstanding at June 30, 2014	2,682,270	$46.00	7.04	$93,185,771
Vested and expected to vest as of June 30, 2014	2,521,604	$45.12	6.93	$89,815,814
Exercisable at June 30, 2014	1,372,277	$36.13	5.55	$61,210,657

15.    Retirement Benefits
The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended June 30,
	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$323	$392	$326	$345
Interest cost	1,053	605	1,209	533
Expected return on plan assets	(1,408)	(329)	(1,310)	(260)
Net amortization	674	219	1,377	237
Net periodic benefit cost	$642	$887	$1,602	$855

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Pension Benefits
	Six Months Ended June 30,
	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$645	$766	$763	$684
Interest cost	2,106	1,204	2,152	1,052
Expected return on plan assets	(2,816)	(657)	(2,663)	(516)
Net amortization	1,374	439	2,991	468
Net periodic benefit cost	$1,309	$1,752	$3,243	$1,688

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$179	$242	$357	$485
Interest cost	233	227	466	454
Net amortization	(119)	6	(237)	11
Net periodic benefit cost	$293	$475	$586	$950
The Company previously disclosed in its financial statements for the year ended December 31, 2013, that it expected to contribute approximately $2.8 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2014. As of June 30, 2014, the Company expects to contribute $4.1 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2014. The Company contributed a total of $2.7 million during the first six months of 2014 and anticipates contributing up to an additional $2.3 million in 2014 to fund these plans.

16.    Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on its business, financial condition, results of operations or cash flows.

17.    Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $29.8 million in the second quarter of 2014 from $25.8 million in the second quarter of 2013. The effective tax rate increased to 29.3% for the second quarter of 2014 compared to 29.2% in the second quarter of 2013 due to the mix of global pre-tax income among jurisdictions. Additionally, the current quarter tax rate was favorably impacted by the enactment of state income tax laws and the comparable quarter tax rate in the prior year was favorably impacted by settlements with taxing authorities.
The provision for income taxes increased to $59.4 million in the first six months of 2014 from $50.0 million in the same period of 2013. The effective tax rate increased to 28.9% for the first six months of 2014 compared to 28.7% in the same period of 2013 due to the mix of global pre-tax income among jurisdictions. Additionally, the effective tax rate for the first six months of 2014 was favorably impacted by the enactment of state income tax laws and settlements with taxing authorities primarily related to purchase price adjustments for prior period acquisitions, while the comparable period tax rate in the prior year was favorably impacted by the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, which reinstated the U.S. R&D credit retroactively to January 1, 2012.
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
Some of our key financial highlights for the three months ended June 30, 2014 are as follows:

•	Sales of $546.7 million increased 5%; organic sales — excluding acquisitions and foreign currency translation — were up 4%.

•	Operating income of $112.1 million increased 13%.

•	Net income increased 15% to $71.8 million.

•	Diluted EPS of $0.88 increased 12 cents, or 16%, compared to 2013.
Some of our key financial highlights for the six months ended June 30, 2014 are as follows:

•	Sales of $1,090.7 million increased 8%; organic sales — excluding acquisitions and foreign currency translation — were up 6%.

•	Operating income of $225.9 million increased 16%.

•	Net income increased 18% to $146.3 million.

•	Diluted EPS of $1.79 increased 30 cents, or 20%, compared to 2013.
Our projected third quarter 2014 diluted EPS is in the range of $0.83 to $0.85. Given the Company’s current outlook and the projection of 5-6% organic revenue growth for the year, we have increased our full year EPS outlook; we now expect full year 2014 diluted EPS of $3.50 to $3.55.

Results of Operations
The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2014 and 2013. Segment operating income excludes unallocated corporate operating expenses.
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
In this report, references to organic sales, a non-GAAP measure, refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States but excludes (1) sales from acquired businesses during the first twelve months of ownership and (2) the impact of foreign currency translation. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions because the nature, size, and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. In addition, this report references EBITDA. This non-GAAP measure has been reconciled to Net income and Operating income in this Item 2 under the heading "Non-GAAP Disclosures." Given the acquisitive nature of the Company, management believes that EBITDA provides important information about the performance of the Company's businesses by, among other matters, eliminating the impact of higher amortization expense at recently acquired businesses.

Consolidated Results in the Three Months Ended June 30, 2014 Compared with the Same Period of 2013

(In thousands)	Three Months Ended June 30,
	2014	2013
Net sales	$546,693	$518,445
Operating income	112,088	99,559
Operating margin	20.5%	19.2%
EBITDA	$131,367	$119,063
EBITDA as a percentage of net sales	24.0%	23.0%
Depreciation and amortization	$19,416	$20,077
Depreciation and amortization as a percentage of net sales	3.6%	3.9%
Capital expenditures	$12,490	$8,197
Capital expenditures as a percentage of net sales	2.3%	1.6%
For the second quarter of 2014, Fluid & Metering Technologies contributed 41% of sales, 44% of segment operating income and 43% of segment EBITDA; Health & Science Technologies accounted for 34% of sales, 28% of segment operating income and 31% of segment EBITDA; and Fire & Safety/Diversified Products represented 25% of sales, 28% of segment operating income and 26% of segment EBITDA.
Sales in the three months ended June 30, 2014 were $546.7 million, a 5% increase from the comparable period last year. This increase reflects a 4% increase in organic sales and 1% favorable foreign currency translation. Organic sales to customers outside the U.S. represented approximately 50% of total sales in 2014 compared to 49% during the same period of 2013.
Gross profit of $241.1 million in the second quarter of 2014 increased $18.3 million, or 8%, from the same period in 2013. Gross margin of 44.1% in the second quarter of 2014 increased from 43.0% during the same period in 2013. The increase in gross margin is primarily due to volume leverage and productivity.
Selling, general and administrative expenses increased to $129.0 million in the second quarter of 2014 from $123.3 million during the same period of 2013. The change reflects an increase of approximately $.6 million for incremental costs from the Aegis acquisition and an increase in volume related expenses of $5.1 million. As a percentage of SG&A expenses were 23.6% for the second quarter of 2014 and 23.8% for the same period of 2013.
Operating income of $112.1 million in the second quarter of 2014 was up from the $99.6 million recorded during the same period in 2013, primarily reflecting an increase in volume and improved productivity. Operating margin of 20.5% in the second quarter of 2014 was up from 19.2% during the same period of 2013, primarily due to volume leverage and productivity.
Other expense - net of $0.1 million in the second quarter of 2014 was down $0.4 million compared with the same period in 2013, primarily due to an increase in investment income.
Interest expense of $10.4 million in the second quarter of 2014 was slightly down from $10.6 million in 2013.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $29.8 million for the second quarter of 2014 increased compared to $25.8 million recorded in the same period of 2013. The effective tax rate increased slightly to 29.3% for the second quarter of 2014 compared to 29.2% in the same period of 2013 due to the mix of global pre-tax income among jurisdictions. Additionally, the current quarter tax rate was favorably impacted by the enactment of state income tax laws and the comparable quarter tax rate in the prior year was favorably impacted by settlements with taxing authorities.
Net income in the second quarter of 2014 of $71.8 million increased from $62.6 million during the same period of 2013. Diluted earnings per share in the second quarter of 2014 of $0.88 increased $0.12, or 16%, compared with the same period in 2013.

Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended June 30,
	2014	2013
Net sales	$226,100	$225,488
Operating income	55,623	56,115
Operating margin	24.6%	24.9%
EBITDA	$62,517	$62,209
EBITDA as a percentage of net sales	27.7%	27.6%
Depreciation and amortization	$6,746	$7,012
Depreciation and amortization as a percentage of net sales	3.0%	3.1%
Capital expenditures	$3,554	$2,507
Capital expenditures as a percentage of net sales	1.6%	1.1%
Sales of $226.1 million increased $0.6 million, or 0.3%, in the second quarter of 2014 compared with the same period of 2013. This reflects a 2% decrease in organic sales offset by a 1% increase from acquisitions (Aegis - April 2014) and 1% favorable foreign currency translation. In the second quarter of 2014, organic sales increased 2% domestically and decreased 6% internationally compared to the 2013 period. Organic sales to customers outside the U.S. were approximately 42% of total segment sales during the second quarter of 2014, compared with 44% during the same period in 2013.
Sales within our Energy platform increased in the second quarter of 2014 compared to the same period of 2013, due to the the long winter which increased sales to LPG and refined fuel customers. Sales within our Chemical, Food & Process platform decreased compared to the second quarter of 2013 due to large chemical project delays. Sales within our Agriculture group improved on the strength of new product introductions, partially offset by a decrease in farm income. Diaphragm & Dosing Pump Technology platform sales decreased compared to the second quarter of 2013 due to large project delays. Sales in our Water Services & Technology group increased in the second quarter of 2014 compared to the same period in 2013 based on steady demand in North America, Japan and Europe, and continued ability to gain share.
Operating income and operating margin of $55.6 million and 24.6% respectively, were lower than the $56.1 million and 24.9% recorded in the second quarter of 2013, due to acquisition related charges.
Health & Science Technologies Segment

(In thousands)	Three Months Ended June 30,
	2014	2013
Net sales	$185,672	$180,867
Operating income	36,137	34,522
Operating margin	19.5%	19.1%
EBITDA	$46,418	$45,640
EBITDA as a percentage of net sales	25.0%	25.2%
Depreciation and amortization	$10,690	$10,947
Depreciation and amortization as a percentage of net sales	5.8%	6.1%
Capital expenditures	$5,318	$4,168
Capital expenditures as a percentage of net sales	2.9%	2.3%
Sales of $185.7 million increased $4.8 million, or 3%, in the second quarter of 2014 compared with the same period in 2013. This reflects 1% organic revenue growth and 2% favorable foreign currency translation. In the second quarter of 2014, organic sales were flat domestically and increased 2% internationally. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in the second quarter of 2014 compared with 50% during the same period in 2013.
Sales within our Material Processing Technologies platform increased compared to the second quarter of 2013 due to large pharmaceutical and industrial shipments, primarily in the North American and Asian markets. Sales within our Scientific Fluidics platform increased compared to the second quarter of 2013 due to the success of new product introductions and the strength of the in vitro diagnostics market. Sales within the Sealing Solutions group decreased compared to the second quarter of 2013 due t

o a slowdown in its North American end markets and negative impact from foreign currency. Sales within our Optics and Photonics platform increased compared to the second quarter of 2013 due to renewed strength in the semiconductor and life sciences markets. Sales within our Industrial group increased compared to the second quarter of 2013 due to continued growth in North American distributor sales and our team's ability to expand markets served.
Operating income and operating margin of $36.1 million and 19.5%, respectively, in the second quarter of 2014 were up from the $34.5 million and 19.1% recorded in the same period of 2013, primarily due to increased volume and productivity initiatives.
Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended June 30,
	2014	2013
Net sales	$136,182	$114,236
Operating income	35,985	23,676
Operating margin	26.4%	20.7%
EBITDA	$37,537	$25,614
EBITDA as a percentage of net sales	27.6%	22.4%
Depreciation and amortization	$1,672	$1,741
Depreciation and amortization as a percentage of net sales	1.2%	1.5%
Capital expenditures	$2,692	$741
Capital expenditures as a percentage of net sales	2.0%	0.6%
Sales of $136.2 million increased $21.9 million, or 19%, in the second quarter of 2014 compared with the same period in 2013. This reflects 17% organic growth and 2% favorable foreign currency translation. In the second quarter of 2014, organic sales increased 17% both domestically and internationally, year over year. Organic sales to customers outside the U.S. were approximately 57% of total segment sales in the second quarter of 2014 and 2013.
Sales within our Dispensing group increased compared to the second quarter of 2013 due to strong Western European markets and new product sales into Asia. Sales within our Band-It group increased compared to the second quarter of 2013 due to an increase in automotive sales and strong distribution sales in Europe and North America. Sales within our Fire Suppression group increased due to demand for power facility trailers and strong project orders from China. Sales within our Rescue group decreased compared to the second quarter of 2013 due to weakness in Asian markets, partially offset by large project shipments.
Operating income and operating margin of $36.0 million and 26.4%, respectively, in the second quarter of 2014 were higher than the $23.7 million and 20.7% recorded in the second quarter of 2013, primarily due to volume leverage and productivity initiatives, as well as a prior year charge associated with a facility disposal in 2013.
Consolidated Results in the Six Months Ended June 30, 2014 Compared with the Same Period of 2013

(In thousands)	Six Months Ended June 30,
	2014	2013
Net sales	$1,090,689	$1,012,893
Operating income	225,923	194,271
Operating margin	20.7%	19.2%
EBITDA	$265,303	$234,893
EBITDA as a percentage of net sales	24.3%	23.2%
Depreciation and amortization	$38,673	$39,916
Depreciation and amortization as a percentage of net sales	3.5%	3.9%
Capital expenditures	$23,299	$15,822
Capital expenditures as a percentage of net sales	2.1%	1.6%
For the first six months of 2014, Fluid & Metering Technologies contributed 41% of sales, 43% of segment operating income and 42% of segment EBITDA; Health & Science Technologies accounted for 34% of sales, 28% of segment operating income and 31% of segment EBITDA; and Fire & Safety/Diversified Products represented 25% of sales, 29% of segment operating income and 27% of segment EBITDA.
Sales in the six months ended June 30, 2014 were $1,090.7 million, an 8% increase from the comparable period last year. This increase reflects an 6% increase in organic sales, a 1% increase from acquisitions (FTL — March 2013 and Aegis - April 2014) and 1% favorable foreign currency translation. Organic sales to customers outside the U.S. represented approximately 48% of total sales in 2014 compared to 51% during the same period of 2013.
Gross profit of $485.6 million in the first six months of 2014 increased $50.7 million, or 12%, from the same period in 2013. Gross margin of 44.5% in the first six months of 2014 increased from 42.9% during the same period in 2013. The increase in gross margin primarily resulted from an increase in volume and benefits from the Company’s structural cost actions taken in prior years.
Selling, general and administrative expenses increased to $259.6 million in the first six months of 2014 from $240.6 million during the same period of 2013. The change reflects an increase of approximately $1.8 million for incremental costs from the FTL and Aegis acquisitions and an increase in volume related expenses of $17.2 million. As a percentage of sales, SG&A expenses were 23.8% for the first six months of 2014 and 2013.
Operating income of $225.9 million in the first six months of 2014 was up from the $194.3 million recorded during the same period in 2013, primarily reflecting an increase in volume and improved productivity. Operating margin of 20.7% in the first six months of 2014 was up from 19.2% during the same period of 2013, primarily due to volume leverage, productivity, and conversion of a large Dispensing order.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $59.4 million for the first six months of 2014 increased compared to $50.0 million recorded in the same period of 2013. The effective tax rate increased to 28.9% for the first six months of 2014 compared to 28.7% in the same period of 2013 due to the mix of global pre-tax income among jurisdictions. Additionally, the effective tax rate for the first six months of 2014 is higher than the same period in the prior year due to the lapsing of the U.S. R&D credit which expired at the end of 2013.
Net income in the first six months of 2014 of $146.3 million increased from $123.9 million during the same period of 2013. Diluted earnings per share in the first six months of 2014 of $1.79 increased $0.30, or 20%, compared with the same period in 2013.
Fluid & Metering Technologies Segment

(In thousands)	Six Months Ended June 30,
	2014	2013
Net sales	$449,461	$437,243
Operating income	112,030	104,194
Operating margin	24.9%	23.8%
EBITDA	$125,754	$117,531
EBITDA as a percentage of net sales	28.0%	26.9%
Depreciation and amortization	$13,298	$13,972
Depreciation and amortization as a percentage of net sales	3.0%	3.2%
Capital expenditures	$7,563	$5,283
Capital expenditures as a percentage of net sales	1.7%	1.2%
Sales of $449.5 million increased $12.2 million, or 3%, in the first six months of 2014 compared with the same period of 2013. This reflects a 2% increase in organic sales and 1% favorable foreign currency translation. In the first six months of 2014, organic sales increased 6% domestically but decreased 4% internationally compared to the 2013 period. Organic sales to customers outside the U.S. were approximately 42% of total segment sales during the first six months of 2014 compared with 45% in 2013.
Sales within our Energy platform increased in the first six months of 2014 compared to the same period of 2013, due to the long winter driving larger than anticipated LPG and refined fuel consumption, the strength of OEM truck builds, and North American electronic retrofits. Sales within our Chemical, Food & Process platform increased compared to the first six months of 2013 based on stable industrial demand, offset by expected delays in large chemical projects. Sales within our Agriculture group improved due to the strength of new product introductions, partially offset by the extended winter. Diaphragm & Dosing Pump Technology platform sales increased compared to the first six months of 2013 due to increased demand in the industrial markets, offset by large project delays. Sales in our Water Servi ces & Technology group increased in the first six months of 2014 compared to the same period in 2013 based on a slight improvement in municipal spending and continued share gain.
Operating income and operating margin of $112.0 million and 24.9%, respectively, were higher than the $104.2 million and 23.8% recorded in the first six months of 2013, primarily due to increased volume, operational execution, and productivity.
Health & Science Technologies Segment

(In thousands)	Six Months Ended June 30,
	2014	2013
Net sales	$372,047	$353,735
Operating income	72,366	66,789
Operating margin	19.5%	18.9%
EBITDA	$93,369	$88,955
EBITDA as a percentage of net sales	25.1%	25.1%
Depreciation and amortization	$21,399	$21,739
Depreciation and amortization as a percentage of net sales	5.8%	6.1%
Capital expenditures	$8,827	$6,954
Capital expenditures as a percentage of net sales	2.4%	2.0%
Sales of $372.0 million increased $18.3 million, or 5%, in the first six months of 2014 compared with the same period in 2013. This reflects 3% organic revenue growth, 1% growth from acquisitions (FTL - March 2013) and 1% favorable foreign currency translation. In the first six months of 2014, organic sales increased 6% domestically and 1% internationally. Organic sales to customers outside the U.S. were approximately 53% of total segment sales in the first six months of 2014 compared with 52% during the same period in 2013.
Sales within our Material Processing Technologies platform increased compared to the first six months of 2013 due to large pharmaceutical and food project shipments in the North American and Asian markets. Sales within our Scientific Fluidics platform increased compared to the first six months of 2013 due to market share gains from new product introductions and the strength of the in vitro diagnostics market. Sales within the Sealing Solutions group increased compared to the first six months of 2013 primarily due to the acquisition of FTL in March 2013. Sales within our Optics and Photonics platform decreased slightly compared to the first six months of 2013 due to the decision to exit certain product lines, partially offset by renewed strength in the semi-conductor and life sciences markets. Sales within our Industrial group increased compared to the first six months of 2013 due to growth in North American distributor sales and capturing market share.
Operating income and operating margin of $72.4 million and 19.5%, respectively, in the first six months of 2014 were up from the $66.8 million and 18.9% recorded in the same period of 2013, primarily due to increased volume and productivity.
Fire & Safety/Diversified Products Segment

(In thousands)	Six Months Ended June 30,
	2014	2013
Net sales	$273,466	$225,749
Operating income	75,633	51,908
Operating margin	27.7%	23.0%
EBITDA	$79,098	$55,905
EBITDA as a percentage of net sales	28.9%	24.8%
Depreciation and amortization	$3,352	$3,449
Depreciation and amortization as a percentage of net sales	1.2%	1.5%
Capital expenditures	$4,499	$2,221
Capital expenditures as a percentage of net sales	1.6%	1.0%
Sales of $273.5 million increased $47.7 million, or 21%, in the first six months of 2014 compared with the same period in 2013. This reflects 19% organic growth and 2% favorable foreign currency translation. In the first six months of 2014, organic sales increased 35% domestically and 8% internationally, compared with the same period in 2013. Organic sales to customers outside the U.S. were approximately 52% of total segment sales in the first six months of 2014 compared to 58% during the same period of 2013.
Sales within our Dispensing group increased compared to the first six months of 2013 as a result of fulfilling a large dispensing order and the strength of Asian and Western European markets. Sales within our Band-It group increased compared to the first six months of 2013 driven by strength in the cable management and automotive markets. Sales within our Fire Suppression group increased due to demand for power facility trailers and strong project orders from China and Europe. Sales within our Rescue group decreased due to prolonged decision making on projects in China and Europe, partially offset by large project shipments.
Operating income and operating margin of $75.6 million and 27.7%, respectively, in the first six months of 2014 were higher than the $51.9 million and 23.0% recorded in the first six months of 2013, primarily due to volume leverage, the fulfillment of the large Dispensing order as well as a prior year charge associated with a facility disposal in 2013.

Liquidity and Capital Resources
At June 30, 2014, the Company's cash and cash equivalents totaled $485.3 million, of which $362.6 million was held outside of the United States. At June 30, 2014, working capital was $658.2 million and the current ratio was 2.5 to 1. Cash flows from operating activities for the first six months of 2014 decreased $15.3 million, or 8.4%, to $166.2 million compared to the first six months of 2013, due to higher federal income tax payments and decreased working capital performance, partially offset by higher earnings.
Cash flows provided by operating activities were more than adequate to fund capital expenditures of $23.3 million and $15.8 million in the first six months of 2014 and 2013, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.
The Company maintains the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At June 30, 2014, there were $55.0 million of outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $7.8 million. The net available borrowing capacity under the Revolving Facility at June 30, 2014, was approximately $637.2 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at June 30, 2014, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.
At June 30, 2014, the Company included the outstanding balance of the 2.58% Senior Euro Notes, $110.5 million, within Current liabilities on the Consolidated Balance Sheet as the maturity date is June 9, 2015.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At June 30, 2014, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 12.54 to 1 and the leverage ratio was 1.61 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
On November 8, 2013, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the first six months of 2014, the Company purchased a total of 1.2 million shares at a cost of $85.7 million, of which $2.6 million was settled in July 2014. As of June 30, 2014, the Company had $282.2 million of remaining board authorization under its share repurchase programs.
The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest on all borrowings, pension and postretirement funding requirements, expected share repurchases and annual dividend payments to holders of the Company’s stock for the remainder of 2014. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of June 30, 2014, $55.0 million was outstanding under the Revolving Facility, with $7.8 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at June 30, 2014 of approximately $637.2 million.

Non-GAAP Disclosures
The following is a reconciliation of EBITDA to the comparable measures of net income and operating income, as determined in accordance with U.S. GAAP. We have reconciled consolidated EBITDA to net income and we have reconciled segment EBITDA to operating income, as we do not allocate interest and income taxes to our segments. EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company which results in a higher level of amortization expense at recently acquired businesses, management uses EBITDA, in addition to operating income, to provide it with another way to measure financial performance of businesses across our three segments. Management also uses EBITDA for enterprise valuation purposes. We believe that EBITDA is also useful to some investors as an indicator of the strength and performance of the Company's and its segment's ongoing business operations and a way to evaluate and compare operating performance and value companies within our industry. However, it should not be considered as an alternative to net income, operating income or any other items calculated in accordance with U.S. GAAP. The definition of EBITDA used here may differ from that used by other companies.

Consolidated (in thousands)	Three Months Ended June 30,
	2014	2013
Net income	$71,777	$62,561
+ Income taxes	29,769	25,828
+ Interest expense	10,405	10,597
+ Depreciation & amortization	19,416	20,077
EBITDA	$131,367	$119,063

Net sales	$546,693	$518,445
EBITDA as a percentage of net sales	24.0%	23.0%

(in thousands)	Three Months Ended June 30,
	2014			2013
	FMT	HST	FSD	FMT	HST	FSD
Operating income	$55,623	$36,137	$35,985	$56,115	$34,522	$23,676
+ Other income	148	(409)	(120)	(918)	171	197
+ Depreciation & amortization	6,746	10,690	1,672	7,012	10,947	1,741
EBITDA	$62,517	$46,418	$37,537	$62,209	$45,640	$25,614

Net sales	$226,100	$185,672	$136,182	$225,488	$180,867	$114,236
EBITDA as a percentage of net sales	27.7%	25.0%	27.6%	27.6%	25.2%	22.4%

Consolidated (in thousands)	Six Months Ended June 30,
	2014	2013
Net income	$146,325	$123,861
+ Income taxes	59,443	49,962
+ Interest expense	20,862	21,154
+ Depreciation & amortization	38,673	39,916
EBITDA	$265,303	$234,893

Net sales	$1,090,689	$1,012,893
EBITDA as a percentage of net sales	24.3%	23.2%

(in thousands)	Six Months Ended June 30,
	2014			2013
	FMT	HST	FSD	FMT	HST	FSD
Operating income	$112,030	$72,366	$75,633	$104,194	$66,789	$51,908
+ Other income	426	(396)	113	(635)	427	548
+ Depreciation & amortization	13,298	21,399	3,352	13,972	21,739	3,449
EBITDA	$125,754	$93,369	$79,098	$117,531	$88,955	$55,905

Net sales	$449,461	$372,047	$273,466	$437,243	$353,735	$225,749
EBITDA as a percentage of net sales	28.0%	25.1%	28.9%	26.9%	25.1%	24.8%

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

The Company’s interest rate exposure is primarily related to the $816.9 million of total debt outstanding at June 30, 2014. Approximately 7% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2014, that the Company’s disclosure controls and procedures were effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about the Company’s purchases of its common stock during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2014 to April 30, 2014	209,236	$72.07	209,236	$312,722,762
May 1, 2014 to May 31, 2014	162,000	$75.20	162,000	$300,540,860
June 1, 2014 to June 30, 2014	231,000	$79.27	231,000	$282,230,337
Total	602,236	$75.67	602,236	$282,230,337

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
Date: July 29, 2014

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

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Filed Herewith