Form 10-Q
period 2014-09-30
IDEX CORP /DE/
filed 2014-10-27
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of October 23, 2014: 79,396,501.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$487,066	$439,629
Receivables, less allowance for doubtful accounts of $6,989 at September 30, 2014 and $5,841 at December 31, 2013	270,466	253,226
Inventories — net	251,058	230,967
Other current assets	68,367	67,131
Total current assets	1,076,957	990,953
Property, plant and equipment — net	219,824	213,488
Goodwill	1,336,353	1,349,456
Intangible assets — net	284,356	311,227
Other noncurrent assets	21,822	22,453
Total assets	$2,939,312	$2,887,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$134,406	$133,312
Accrued expenses	160,895	150,751
Notes payable and current portion of long-term borrowings	103,250	1,871
Dividends payable	—	18,675
Total current liabilities	398,551	304,609
Long-term borrowings	720,173	772,005
Deferred income taxes	144,443	144,908
Other noncurrent liabilities	88,245	93,066
Total liabilities	1,351,412	1,314,588
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 89,615,676 shares at September 30, 2014 and 89,154,190 shares at December 31, 2013	896	892
Additional paid-in capital	640,043	607,766
Retained earnings	1,466,472	1,293,740
Treasury stock at cost: 10,008,725 shares at September 30, 2014 and 7,958,510 shares at December 31, 2013	(480,699)	(326,104)
Accumulated other comprehensive income (loss)	(38,812)	(3,305)
Total shareholders’ equity	1,587,900	1,572,989
Total liabilities and shareholders’ equity	$2,939,312	$2,887,577
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$533,179	$490,617	$1,623,868	$1,503,510
Cost of sales	298,533	279,108	903,670	857,155
Gross profit	234,646	211,509	720,198	646,355
Selling, general and administrative expenses	123,799	114,140	383,428	354,715
Operating income	110,847	97,369	336,770	291,640
Other (income) expense — net	(944)	188	(1,651)	(518)
Interest expense	10,461	10,570	31,323	31,724
Income before income taxes	101,330	86,611	307,098	260,434
Provision for income taxes	29,889	22,812	89,332	72,774
Net income	$71,441	$63,799	$217,766	$187,660

Basic earnings per common share	$0.89	$0.78	$2.70	$2.28
Diluted earnings per common share	$0.88	$0.78	$2.68	$2.27

Share data:
Basic weighted average common shares outstanding	79,558	81,259	80,064	81,762
Diluted weighted average common shares outstanding	80,561	82,218	81,093	82,701
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$71,441	$63,799	$217,766	$187,660
Other comprehensive income (loss)
Reclassification adjustments for derivatives, net of tax	1,141	1,174	3,453	3,551
Pension and other postretirement adjustments, net of tax	1,614	696	2,570	2,907
Cumulative translation adjustment	(55,688)	28,835	(41,530)	5,726
Other comprehensive income (loss)	(52,933)	30,705	(35,507)	12,184
Comprehensive income	$18,508	$94,504	$182,259	$199,844
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share and per share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2013	$608,658	$1,293,740	$52,211	$(23,857)	$(31,659)	$(326,104)	$1,572,989
Net income	—	217,766	—	—	—	—	217,766
Cumulative translation adjustment	—	—	(41,530)	—	—	—	(41,530)
Pension and other postretirement adjustments (net of tax of $834)	—	—	—	2,570	—	—	2,570
Amortization of forward starting swaps (net of tax of $1,979)	—	—	—	—	3,453	—	3,453
Issuance of 503,046 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans	13,756	—	—	—	—	—	13,756
Excess tax benefit from share-based compensation	5,360	—	—	—	—	—	5,360
Repurchase of 1,984,337 shares of common stock	—	—	—	—	—	(149,692)	(149,692)
Shares surrendered for tax withholding	—	—	—	—	—	(4,903)	(4,903)
Share-based compensation	13,165	—	—	—	—	—	13,165
Cash dividends declared - $.56 per common share		(45,034)					(45,034)
Balance, September 30, 2014	$640,939	$1,466,472	$10,681	$(21,287)	$(28,206)	$(480,699)	$1,587,900
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$217,766	$187,660
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,330	26,413
Amortization of intangible assets	32,952	33,282
Amortization of debt issuance expenses	1,290	1,275
Share-based compensation expense	16,445	13,464
Deferred income taxes	(5,170)	1,184
Excess tax benefit from share-based compensation	(5,360)	(6,897)
Non-cash interest expense associated with forward starting swaps	5,432	5,587
Changes in:
Receivables	(21,394)	2,954
Inventories	(17,888)	2,644
Other current assets	(2,570)	7,381
Trade accounts payable	2,188	13,209
Accrued expenses	19,069	11,062
Other — net	(1,507)	692
Net cash flows provided by operating activities	266,583	299,910
Cash flows from investing activities
Cash purchases of property, plant and equipment	(33,820)	(23,140)
Acquisition of businesses, net of cash acquired	(25,442)	(36,849)
Other — net	(52)	(217)
Net cash flows used in investing activities	(59,314)	(60,206)
Cash flows from financing activities
Borrowings under revolving facilities	105,014	63,074
Payments under revolving facilities	(46,780)	(67,009)
Dividends paid	(63,525)	(53,957)
Proceeds from stock option exercises	13,787	29,838
Excess tax benefit from share-based compensation	5,360	6,897
Purchase of common stock	(146,042)	(137,272)
Unvested shares surrendered for tax withholding	(4,903)	(1,781)
Other	—	(3,181)
Net cash flows used in financing activities	(137,089)	(163,391)
Effect of exchange rate changes on cash and cash equivalents	(22,743)	4,628
Net increase in cash	47,437	80,941
Cash and cash equivalents at beginning of year	439,629	318,864
Cash and cash equivalents at end of period	$487,066	$399,805

Supplemental cash flow information
Cash paid for:
Interest	$16,525	$17,431
Income taxes	91,625	48,161
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year.
The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 which introduces a new five-step revenue recognition model. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

2.    Acquisitions
All of the Company’s acquisitions have been accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the Company's consolidated financial statements from their respective dates of acquisition.
2014 Acquisitions
On April 28, 2014, the Company acquired the stock of Aegis Flow Technologies ("Aegis"), a leader in the design, manufacture and sale of specialty chemical processing valves for use in the chemical, petro-chemical, chlor-alkali, pharmaceutical, semiconductor and pulp/paper industries. Located in Geismar, Louisiana, Aegis has annual revenues of approximately $15.0 million and will operate in our Chemical, Food & Process platform within our Fluid & Metering Technologies segment. Aegis was acquired for cash consideration of approximately $25 million. The entire purchase price was funded with borrowings under the Company's revolving credit facility. Goodwill and intangible assets recognized as part of this transaction were $7.8 million and $8.8 million, respectively. The $7.8 million of goodwill is deductible for tax purposes.
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

Accounts receivable	$1,147
Inventory	6,106
Other current assets, net of cash acquired	230
Property, plant and equipment	3,019
Goodwill	7,787
Intangible assets	8,770
Total assets acquired	27,059
Total liabilities assumed	(1,617)
Net assets acquired	$25,442
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
The Company incurred $1.5 million of acquisition-related transaction costs in the nine months ended September 30, 2014. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company incurred $1.3 million of non-cash acquisition fair value inventory charges in the nine months ended September 30, 2014. These charges were recorded in cost of sales.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales
Fluid & Metering Technologies
External customers	$223,018	$212,054	$671,891	$648,675
Intersegment sales	240	283	828	905
Total group sales	223,258	212,337	672,719	649,580
Health & Science Technologies
External customers	189,975	177,674	558,716	528,459
Intersegment sales	877	954	4,183	3,904
Total group sales	190,852	178,628	562,899	532,363
Fire & Safety/Diversified Products
External customers	120,186	100,889	393,261	326,376
Intersegment sales	127	188	518	450
Total group sales	120,313	101,077	393,779	326,826
Intersegment elimination	(1,244)	(1,425)	(5,529)	(5,259)
Total net sales	$533,179	$490,617	$1,623,868	$1,503,510
Operating income
Fluid & Metering Technologies	$54,791	$51,736	$166,821	$155,930
Health & Science Technologies	42,214	36,775	114,580	103,564
Fire & Safety/Diversified Products	31,355	22,119	106,988	74,027
Corporate office and other	(17,513)	(13,261)	(51,619)	(41,881)
Total operating income	110,847	97,369	336,770	291,640
Interest expense	10,461	10,570	31,323	31,724
Other (income) expense - net	(944)	188	(1,651)	(518)
Income before income taxes	$101,330	$86,611	$307,098	$260,434

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Fluid & Metering Technologies	$1,029,719	$1,025,352
Health & Science Technologies	1,127,605	1,113,546
Fire & Safety/Diversified Products	512,585	484,139
Corporate office	269,403	264,540
Total assets	$2,939,312	$2,887,577

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
ASC 260 “Earnings Per Share” provides that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the more dilutive of the treasury stock method and the two-class method prescribed by ASC 260. For the purposes of calculating diluted EPS, net income attributable to common shareholders was reduced by $0.5 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $1.2 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively.
Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	79,558	81,259	80,064	81,762
Dilutive effect of stock options, unvested shares, performance share units and DCUs	1,003	959	1,029	939
Diluted weighted average common shares outstanding	80,561	82,218	81,093	82,701
Options to purchase approximately 0.5 million shares of common stock for both the three and nine months ended September 30, 2014 were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive. Options to purchase 0.3 million and 0.6 million shares of common stock for the three and nine months ended September 30, 2013, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

5.    Inventories
The components of inventories as of September 30, 2014 and December 31, 2013 were:

	September 30, 2014	December 31, 2013
Raw materials and component parts	$144,635	$133,470
Work in process	40,956	41,895
Finished goods	65,467	55,602
Total	$251,058	$230,967
Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2013	$528,044	$571,675	$249,737	$1,349,456
Foreign currency translation	(7,568)	(2,829)	(10,493)	(20,890)
Acquisitions	7,787	—	—	7,787
Balance at September 30, 2014	$528,263	$568,846	$239,244	$1,336,353
ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the nine months ended September 30, 2014. Based on the results of our annual impairment test at October 31, 2013, all reporting units had a fair value that was significantly in excess of carrying value, except for our IDEX Optics and Photonics ("IOP") reporting unit, which had a fair value approximately 10% greater than the carrying value. The IOP reporting unit was written down to its fair value in 2012 as a result of our annual goodwill impairment testing and, thus, the fair value continues to be near the carrying value.

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2014 and December 31, 2013:

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	At September 30, 2014				At December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$9,996	$(5,108)	$4,888	11	$10,673	$(5,179)	$5,494
Trade names	106,545	(32,829)	73,716	16	104,582	(28,310)	76,272
Customer relationships	242,567	(138,562)	104,005	11	242,674	(121,092)	121,582
Non-compete agreements	3,026	(2,744)	282	3	3,769	(3,272)	497
Unpatented technology	75,209	(38,050)	37,159	11	75,528	(32,905)	42,623
Other	7,034	(4,828)	2,206	10	6,958	(4,299)	2,659
Total amortized intangible assets	444,377	(222,121)	222,256		444,184	(195,057)	249,127
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Total intangible assets	$506,477	$(222,121)	$284,356		$506,284	$(195,057)	$311,227
The unamortized Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired.

7.    Accrued Expenses
The components of accrued expenses as of September 30, 2014 and December 31, 2013 were:

	September 30, 2014	December 31, 2013
Payroll and related items	$61,224	$63,297
Management incentive compensation	20,302	20,949
Income taxes payable	11,967	11,746
Insurance	9,875	7,741
Warranty	5,400	4,888
Deferred revenue	12,724	9,455
Liability for uncertain tax positions	950	1,201
Accrued interest	9,430	1,354
Other	29,023	30,120
Total accrued expenses	$160,895	$150,751

8.    Other Noncurrent Liabilities
The components of other noncurrent liabilities as of September 30, 2014 and December 31, 2013 were:

	September 30, 2014	December 31, 2013
Pension and retiree medical obligations	$64,092	$67,777
Liability for uncertain tax positions	3,325	4,624
Deferred revenue	5,047	5,578
Other	15,781	15,087
Total other noncurrent liabilities	$88,245	$93,066

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

9.    Borrowings
Borrowings at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Revolving Facility	$70,000	$10,000
2.58% Senior Euro Notes, due June 2015	102,749	111,505
4.5% Senior Notes, due December 2020	298,938	298,828
4.2% Senior Notes, due December 2021	349,330	349,272
Other borrowings	2,406	4,271
Total borrowings	823,423	773,876
Less current portion	103,250	1,871
Total long-term borrowings	$720,173	$772,005
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
Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. This applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at September 30, 2014, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.
At September 30, 2014, $70.0 million was outstanding under the Revolving Facility, with $8.3 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at September 30, 2014 of approximately $621.7 million.
At September 30, 2014, the Company included the outstanding balance of the 2.58% Senior Euro Notes, $102.7 million, within Current liabilities on the Consolidated Balance Sheet as the maturity date is June 9, 2015.
Other borrowings of $2.4 million at September 30, 2014 consisted primarily of debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at rates ranging from 0.3% to 1.3% per annum.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At September 30, 2014, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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
The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. See Note 12 for the amount of loss reclassified into income for interest rate contracts for the three and nine

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

months ended September 30, 2014 and 2013. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change.

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date. As of September 30, 2014, the Company did not have any interest rate contracts outstanding.
In 2010 and 2011, the Company entered into two separate forward starting interest rate contracts in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year term of the debt instruments. Approximately $7.1 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at September 30, 2014 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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
The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheet at September 30, 2014 and December 31, 2013:

	Basis of Fair Value Measurements
	Balance at September 30, 2014	Level 1	Level 2	Level 3
Money market investment	$22,668	$22,668	$—	$—
Available for sale securities	4,115	4,115	—	—

	Basis of Fair Value Measurements
	Balance at December 31, 2013	Level 1	Level 2	Level 3
Money market investment	$27,871	$27,871	$—	$—
Available for sale securities	3,255	3,255	—	—
There were no transfers of assets or liabilities between Level 1 and Level 2 during the quarter ended September 30, 2014 or the year ended December 31, 2013.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At September 30, 2014, the fair value of the outstanding indebtedness under our Revolving Facility, 2.58% Senior Euro Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $851.1 million compared to the carrying value of $821.0 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

12.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(55,688)	$—	$(55,688)	$28,835	$—	$28,835
Pension and other postretirement adjustments	1,927	(313)	1,614	1,328	(632)	696
Reclassification adjustments for derivatives	1,795	(654)	1,141	1,847	(673)	1,174
Total other comprehensive income (loss)	$(51,966)	$(967)	$(52,933)	$32,010	$(1,305)	$30,705

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(41,530)	$—	$(41,530)	$5,726	$—	$5,726
Pension and other postretirement adjustments	3,404	(834)	2,570	4,784	(1,877)	2,907
Reclassification adjustments for derivatives	5,432	(1,979)	3,453	5,587	(2,036)	3,551
Total other comprehensive income (loss)	$(32,694)	$(2,813)	$(35,507)	$16,097	$(3,913)	$12,184

The following table summarizes the amounts reclassified from accumulated other comprehensive income to net income during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	Income Statement Caption
Pension and other postretirement plans:
Amortization of service cost	$1,927	$1,328	$3,404	$4,784	Selling, general and administrative expense
Total before tax	1,927	1,328	3,404	4,784
Provision for income taxes	(313)	(632)	(834)	(1,877)
Total net of tax	$1,614	$696	$2,570	$2,907
Derivatives:
Reclassification adjustments	$1,795	$1,847	$5,432	$5,587	Interest expense
Total before tax	1,795	1,847	5,432	5,587
Provision for income taxes	(654)	(673)	(1,979)	(2,036)
Total net of tax	$1,141	$1,174	$3,453	$3,551

13.    Common and Preferred Stock
On November 8, 2013, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the first nine months of 2014, the Company purchased a total of 2.0 million shares at a cost of $149.7 million, of which $3.7 million was settled in October 2014. During the first nine months of 2013, the Company purchased 2.5 million shares at a cost of $139.9 million, of which $2.7 million was settled in October 2013. As of September 30, 2014, the amount of share repurchase authorization remaining is $218.2 million.
At September 30, 2014 and December 31, 2013, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at September 30, 2014 or December 31, 2013.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

14.    Share-Based Compensation
During the nine months ended September 30, 2014, the Company granted approximately 0.5 million stock options, 0.1 million unvested shares and 0.1 million performance share units. During the nine months ended September 30, 2013, the Company granted approximately 0.6 million stock options, 0.2 million unvested shares and 0.1 million performance share units.
Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended September 30,
	2014	2013
Weighted average fair value of option grants	$20.34	$15.09
Dividend yield	1.44%	1.57%
Volatility	30.24%	30.65%
Risk-free forward interest rate	0.12% - 3.67%	0.11% - 4.60%
Expected life (in years)	5.87	5.85

	Nine Months Ended September 30,
	2014	2013
Weighted average fair value of option grants	$19.54	$12.94
Dividend yield	1.26%	1.57%
Volatility	30.36%	30.93%
Risk-free forward interest rate	0.12% - 4.66%	0.17% - 4.12%
Expected life (in years)	5.89	5.86

Weighted average performance share unit fair values and assumptions for the period specified are disclosed below. The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model.

	Three and Nine Months Ended September 30,
	2014	2013
Weighted average fair value of performance share units	$94.55	$50.45
Dividend yield	0.00%	0.00%
Volatility	26.41%	28.99%
Risk-free forward interest rate	0.65%	0.40%
Expected life (in years)	2.88	2.87
Total compensation cost for stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of goods sold	$126	$94	$501	$385
Selling, general and administrative expenses	1,411	1,238	5,026	4,659
Total expense before income taxes	1,537	1,332	5,527	5,044
Income tax benefit	(492)	(439)	(1,743)	(1,620)
Total expense after income taxes	$1,045	$893	$3,784	$3,424

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for unvested shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of goods sold	$259	$338	$1,424	$1,065
Selling, general and administrative expenses	1,843	2,077	7,167	6,721
Total expense before income taxes	2,102	2,415	8,591	7,786
Income tax benefit	(447)	(551)	(1,778)	(1,864)
Total expense after income taxes	$1,655	$1,864	$6,813	$5,922
Total compensation cost for performance share units is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	843	229	2,327	634
Total expense before income taxes	843	229	2,327	634
Income tax benefit	(294)	(82)	(768)	(195)
Total expense after income taxes	$549	$147	$1,559	$439
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.
As of September 30, 2014, there was $11.6 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years, $11.3 million of total unrecognized compensation cost related to unvested shares/units that is expected to be recognized over a weighted-average period of 1.0 years, and $6.2 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.1 years.
A summary of the Company’s stock option activity as of September 30, 2014, and changes during the nine months ended September 30, 2014, is presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,516,618	$39.60	6.87	$86,200,655
Granted	511,850	72.80
Exercised	(398,579)	34.56
Forfeited/Expired	(107,984)	50.23
Outstanding at September 30, 2014	2,521,905	$46.68	6.91	$65,012,309
Vested and expected to vest as of September 30, 2014	2,397,330	$45.92	6.81	$63,608,285
Exercisable at September 30, 2014	1,239,830	$36.47	5.40	$44,513,426

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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Pension Benefits
	Three Months Ended September 30,
	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$227	$377	$381	$373
Interest cost	896	593	673	593
Expected return on plan assets	(1,219)	(329)	(1,326)	(298)
Net amortization	590	394	1,491	263
Net periodic benefit cost	$494	$1,035	$1,219	$931

	Pension Benefits
	Nine Months Ended September 30,
	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$872	$1,143	$1,144	$1,057
Interest cost	3,002	1,797	2,825	1,645
Expected return on plan assets	(4,035)	(986)	(3,989)	(814)
Net amortization	1,964	833	4,482	731
Net periodic benefit cost	$1,803	$2,787	$4,462	$2,619

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$178	$241	$535	$726
Interest cost	233	226	699	680
Net amortization	(118)	6	(355)	17
Net periodic benefit cost	$293	$473	$879	$1,423
The Company previously disclosed in its financial statements for the year ended December 31, 2013, that it expected to contribute approximately $2.8 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2014. As of September 30, 2014, the Company now expects to contribute $3.8 million to its defined benefit plans and $0.8 million to its other postretirement benefit plans in 2014. The Company contributed a total of $3.7 million during the first nine months of 2014 and anticipates contributing up to an additional $0.9 million in 2014 to fund these plans.

16.    Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on its business, financial condition, results of operations or cash flows.

17.    Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $29.9 million in the third quarter of 2014 from $22.8 million in the third quarter of 2013. The effective tax rate increased to 29.5% for the third quarter of 2014 compared to 26.3% in the third quarter of 2013 due to the recognition of discrete tax benefits in prior year and the mix of global pre-tax income among jurisdictions.
The provision for income taxes increased to $89.3 million in the first nine months of 2014 from $72.8 million in the same period of 2013. The effective tax rate increased to 29.1% for the first nine months of 2014 compared to 27.9% in the same period of 2013 due to the mix of global pre-tax income among jurisdictions. Additionally, the effective tax rate for the first nine months of 2014 was favorably impacted by settlements with taxing authorities primarily related to purchase price adjustments for prior

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

period acquisitions, while the comparable period tax rate in the prior year was favorably impacted by recognition of discrete benefits, as well as the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, which reinstated the U.S. R&D credit retroactively to January 1, 2012.
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
The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within our three reportable segments, the Company maintains six platforms, where we will invest in organic growth and acquisitions with a strategic view towards a platform with the potential for at least $500 million in revenue, and seven groups, where we will focus on organic growth and strategic acquisitions. The Fluid & Metering Technologies segment contains the Energy, Water (comprised of Water Services & Technology and Diaphragm & Dosing Pump Technology), and Chemical, Food & Process platforms as well as the Agricultural group (comprised of Banjo). The Health & Science Technologies segment contains the IDEX Optics & Photonics, Scientific Fluidics and Material Processing Technologies platforms, as well as the Sealing Solutions and the Industrial (comprised of Micropump and Gast) groups. The Fire & Safety/Diversified Products segment is comprised of the Dispensing, Rescue, Band-It, and Fire Suppression groups. Each platform/group is comprised of one or more of our 15 reporting units: five reporting units within Fluid & Metering Technologies (Energy; Chemical, Food, & Process; Water Services & Technology; Banjo; Diaphragm & Dosing Pump Technology); six reporting units within Health & Science Technologies (IDEX Optics and Photonics; Scientific Fluidics; Material Processing Technologies;  Sealing Solutions; Micropump; and Gast); and four reporting units within Fire & Safety/Diversified Products (Dispensing, Rescue, Band-It, and Fire Suppression).
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

Some of our key financial highlights for the three months ended September 30, 2014 are as follows:

•	Sales of $533.2 million increased 9%; organic sales — excluding acquisitions and foreign currency translation — were up 7%.

•	Operating income of $110.8 million increased 14%.

•	Net income increased 12% to $71.4 million.

•	Diluted EPS of $0.88 increased 10 cents, or 13%, compared to 2013.
Some of our key financial highlights for the nine months ended September 30, 2014 are as follows:

•	Sales of $1,623.9 million increased 8%; organic sales — excluding acquisitions and foreign currency translation — were up 6%.

•	Operating income of $336.8 million increased 15%.

•	Net income increased 16% to $217.8 million.

•	Diluted EPS of $2.68 increased 41 cents, or 18%, compared to 2013.
Given the Company’s current outlook and the projection of 5-6% organic revenue growth for the year, our projected fourth quarter 2014 diluted EPS is in the range of $0.85 to $0.88 with full year 2014 diluted EPS of $3.52 to $3.55.

Results of Operations
The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2014 and 2013. Segment operating income and EBITDA excludes unallocated corporate operating expenses.
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

Consolidated Results in the Three Months Ended September 30, 2014 Compared with the Same Period of 2013

(In thousands)	Three Months Ended September 30,
	2014	2013
Net sales	$533,179	$490,617
Operating income	110,847	97,369
Operating margin	20.8%	19.8%
EBITDA	$131,400	$116,960
EBITDA as a percentage of net sales	24.6%	23.8%
Depreciation and amortization	$19,609	$19,779
Depreciation and amortization as a percentage of net sales	3.7%	4.0%
Capital expenditures	$10,521	$7,318
Capital expenditures as a percentage of net sales	2.0%	1.5%
For the third quarter of 2014, Fluid & Metering Technologies contributed 42% of sales, 43% of operating income and 41% of EBITDA; Health & Science Technologies accounted for 36% of sales, 33% of operating income and 36% of EBITDA; and Fire & Safety/Diversified Products represented 22% of sales, 24% of operating income and 23% of EBITDA. The aforementioned percentages are calculated on the basis of total segment (and not total Company) sales, operating income and EBITDA.
Sales in the three months ended September 30, 2014 were $533.2 million, a 9% increase from the comparable period last year. This increase reflects a 7% increase in organic sales, 1% from acquisitions (Aegis - April 2014) and 1% favorable foreign currency translation. Organic sales to customers outside the U.S. represented approximately 52% of total sales in the third quarter of 2014 compared to 51% during the same period of 2013.
Gross profit of $234.6 million in the third quarter of 2014 increased $23.1 million, or 11%, from the same period in 2013. Gross margin of 44.0% in the third quarter of 2014 increased from 43.1% during the same period in 2013. The increase in gross margin is primarily due to volume leverage and productivity.
Selling, general and administrative expenses increased to $123.8 million in the third quarter of 2014 from $114.1 million during the same period of 2013. The change reflects an increase of approximately $.9 million for incremental costs from the Aegis acquisition and an increase in volume related expenses of $8.8 million. As a percentage of sales, SG&A expenses were 23.2% for the third quarter of 2014 and 23.3% for the same period of 2013.
Operating income of $110.8 million in the third quarter of 2014 was up from the $97.4 million recorded during the same period in 2013, primarily reflecting an increase in volume and improved productivity. Operating margin of 20.8% in the third quarter of 2014 was up from 19.8% during the same period of 2013, primarily due to volume leverage and productivity.
Other income - net was $0.9 million in the third quarter of 2014 compared with $0.2 million of other expense - net recorded in the same period in 2013, primarily due to foreign currency translation gains.
Interest expense of $10.5 million in the third quarter of 2014 was slightly down from $10.6 million in 2013.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $29.9 million for the third quarter of 2014 increased compared to $22.8 million recorded in the same period of 2013. The effective tax rate increased to 29.5% for the third quarter of 2014 compared to 26.3% in the same period of 2013 due to the recognition of discrete tax benefits in the prior year and the mix of global pre-tax income among jurisdictions. Additionally, the effective tax rate for the first nine months of 2014 was favorably impacted by settlements with taxing authorities primarily related to purchase price adjustments for prior period acquisitions, while the comparable period tax rate in the prior year was favorably impacted by recognition of discrete benefits, as well as the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, which reinstated the U.S. R&D credit retroactively to January 1, 2012.
Net income in the third quarter of 2014 of $71.4 million increased from $63.8 million during the same period of 2013. Diluted earnings per share in the third quarter of 2014 of $0.88 increased $0.10, or 13%, compared with the same period in 2013.

Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended September 30,
	2014	2013
Net sales	$223,258	$212,337
Operating income	54,791	51,736
Operating margin	24.5%	24.4%
EBITDA	$61,460	$58,158
EBITDA as a percentage of net sales	27.5%	27.4%
Depreciation and amortization	$6,724	$6,981
Depreciation and amortization as a percentage of net sales	3.0%	3.3%
Capital expenditures	$3,592	$2,843
Capital expenditures as a percentage of net sales	1.6%	1.3%
Sales of $223.3 million increased $10.9 million, or 5%, in the third quarter of 2014 compared with the same period of 2013. This reflects a 4% increase in organic sales and a 1% increase from acquisitions (Aegis - April 2014). In the third quarter of 2014, organic sales decreased 2% domestically and increased 10% internationally compared to the 2013 period. Organic sales to customers outside the U.S. were approximately 50% of total segment sales during the third quarter of 2014, compared with 46% during the same period in 2013.
Sales increased in our Energy platform in the third quarter of 2014 compared to the same period of 2013 due to the continued strength of North American truck builds. This was offset by the push out of large downstream project orders in Europe and the Middle East where we expect ongoing volatility. Sales within our Chemical, Food & Process platform increased compared to the third quarter of 2013 due to the continued strong performance of our North American distribution business and successful introduction of new products in the oil and gas markets, which offset delays on large European chemical projects. Sales were flat within Diaphragm & Dosing Pump Technology compared to the third quarter of 2013, as strength in the oil and gas markets was offset by softness in Europe. Sales within our Agricultural group decreased compared to the third quarter of 2013, due to the slowdown in farm equipment production and decrease in farm income. Sales increased significantly within Water Services, compared to the third quarter of 2013, primarily due to the sale of new products into the United Kingdom and increases in municipal activity.
Operating income and operating margin of $54.8 million and 24.5% respectively, were higher than the $51.7 million and 24.4% recorded in the third quarter of 2013, due to higher volume and productivity initiatives, partially offset by $0.8 million of non-cash acquistion fair value inventory charges associated with the Aegis acquisition.
Health & Science Technologies Segment

(In thousands)	Three Months Ended September 30,
	2014	2013
Net sales	$190,852	$178,628
Operating income	42,214	36,775
Operating margin	22.1%	20.6%
EBITDA	$53,639	$47,442
EBITDA as a percentage of net sales	28.1%	26.6%
Depreciation and amortization	$11,005	$10,798
Depreciation and amortization as a percentage of net sales	5.8%	6.0%
Capital expenditures	$5,164	$2,823
Capital expenditures as a percentage of net sales	2.7%	1.6%
Sales of $190.9 million increased $12.2 million, or 7%, in the third quarter of 2014 compared with the same period in 2013. This reflects 5% organic revenue growth and 2% favorable foreign currency translation. In the third quarter of 2014, organic sales increased 10% domestically and 1% internationally. Organic sales to customers outside the U.S. were approximately 53% of total segment sales in the third quarter of 2014 compared with 54% during the same period in 2013.

Sales within our Material Processing Technologies platform increased compared to the third quarter of 2013 primarily due to the strength in the Asian food and pharmaceutical markets. Sales decreased compared to the third quarter of 2013 within our Scientific Fluidics platform due to weakness in the analytical instrumentation market. Sales within our Sealing Solutions group increased compared to the third quarter of 2013 due to continued strong sales into the oil and gas, and scientific markets. Sales within our Optics and Photonics platform increased compared to the third quarter of 2013 due to the continued strength of the life sciences and industrial markets. Sales within our Industrial group increased compared to the third quarter of 2013 due to continued growth in North American distributor sales and the team's ability to expand markets served.
Operating income and operating margin of $42.2 million and 22.1%, respectively, in the third quarter of 2014 were up from the $36.8 million and 20.6% recorded in the same period of 2013, primarily due to increased volume and productivity initiatives.
Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended September 30,
	2014	2013
Net sales	$120,313	$101,077
Operating income	31,355	22,119
Operating margin	26.1%	21.9%
EBITDA	$33,483	$23,827
EBITDA as a percentage of net sales	27.8%	23.6%
Depreciation and amortization	$1,597	$1,726
Depreciation and amortization as a percentage of net sales	1.3%	1.7%
Capital expenditures	$1,018	$776
Capital expenditures as a percentage of net sales	0.8%	0.8%
Sales of $120.3 million increased $19.2 million, or 19%, in the third quarter of 2014 compared with the same period in 2013. This reflects 18% organic growth and 1% favorable foreign currency translation. In the third quarter of 2014, organic sales increased 21% domestically and 16% internationally, year over year. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in the third quarter of 2014, compared to 55% in the same quarter of 2013.
Sales within our Dispensing group increased compared to the third quarter of 2013 due to strong markets in Western Europe and North America, and new product sales into Asia. Sales within our Band-It group increased compared to the third quarter of 2013 due to an increase in transportation sales and strong distribution sales in North America. Sales within our Fire Suppression group increased due to demand for new products and stable core business in North America and China. Sales within our Rescue group increased compared to the third quarter of 2013 due to the success of new product introductions and growth in North America, offset by softness in Asia from delays in municipal spending.
Operating income and operating margin of $31.4 million and 26.1%, respectively, in the third quarter of 2014 were higher than the $22.1 million and 21.9% recorded in the third quarter of 2013, primarily due to volume leverage and productivity initiatives.

Consolidated Results in the Nine Months Ended September 30, 2014 Compared with the Same Period of 2013

(In thousands)	Nine Months Ended September 30,
	2014	2013
Net sales	$1,623,868	$1,503,510
Operating income	336,770	291,640
Operating margin	20.7%	19.4%
EBITDA	$396,703	$351,853
EBITDA as a percentage of net sales	24.4%	23.4%
Depreciation and amortization	$58,282	$59,695
Depreciation and amortization as a percentage of net sales	3.6%	4.0%
Capital expenditures	$33,820	$23,140
Capital expenditures as a percentage of net sales	2.1%	1.5%
For the first nine months of 2014, Fluid & Metering Technologies contributed 41% of sales, 43% of operating income and 42% of EBITDA; Health & Science Technologies accounted for 35% of sales, 30% of operating income and 33% of EBITDA; and Fire & Safety/Diversified Products represented 24% of sales, 27% of operating income and 25% of EBITDA. The aforementioned percentages are calculated on the basis of total segment (and not total Company) sales, operating income and EBITDA.
Sales in the nine months ended September 30, 2014 were $1,623.9 million, an 8% increase from the comparable period last year. This increase reflects a 6% increase in organic sales, a 1% increase from acquisitions (FTL — March 2013 and Aegis - April 2014) and 1% favorable foreign currency translation. Organic sales to customers outside the U.S. represented approximately 49% of total sales in the first nine months of 2014, compared to 50% during the same period of 2013.
Gross profit of $720.2 million in the first nine months of 2014 increased $73.8 million, or 11%, from the same period in 2013. Gross margin of 44.4% in the first nine months of 2014 increased from 43.0% during the same period in 2013. The increase in gross margin primarily resulted from an increase in volume and benefits from the Company’s structural cost actions taken in the prior year.
Selling, general and administrative expenses increased to $383.4 million in the first nine months of 2014 from $354.7 million during the same period of 2013. The change reflects an increase of approximately $2.7 million for incremental costs from the FTL and Aegis acquisitions and an increase in volume related expenses of $26.0 million. As a percentage of sales, SG&A expenses were 23.7% for the first nine months of both 2014 and 2013.
Operating income of $336.8 million in the first nine months of 2014 was up from the $291.6 million recorded during the same period in 2013, primarily reflecting an increase in volume and improved productivity. Operating margin of 20.7% in the first nine months of 2014 was up from 19.4% during the same period of 2013, primarily due to volume leverage, productivity, and conversion of a large Dispensing order.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $89.3 million for the first nine months of 2014 increased compared to $72.8 million recorded in the same period of 2013. The effective tax rate increased to 29.1% for the first nine months of 2014 compared to 27.9% in the same period of 2013 due to the mix of global pre-tax income among jurisdictions. Additionally, the effective tax rate for the first nine months of 2014 is higher than the same period in the prior year due to the recognition of discrete tax benefits in 2013 as well as the lapsing of the U.S. R&D credit which expired at the end of 2013.
Net income in the first nine months of 2014 of $217.8 million increased from $187.7 million during the same period of 2013. Diluted earnings per share in the first nine months of 2014 of $2.68 increased $0.41, or 18%, compared with the same period in 2013.

Fluid & Metering Technologies Segment

(In thousands)	Nine Months Ended September 30,
	2014	2013
Net sales	$672,719	$649,580
Operating income	166,821	155,930
Operating margin	24.8%	24.0%
EBITDA	$187,214	$175,689
EBITDA as a percentage of net sales	27.8%	27.0%
Depreciation and amortization	$20,022	$20,953
Depreciation and amortization as a percentage of net sales	3.0%	3.2%
Capital expenditures	$11,155	$8,126
Capital expenditures as a percentage of net sales	1.7%	1.3%
Sales of $672.7 million increased $23.1 million, or 4%, in the first nine months of 2014 compared with the same period of 2013. This reflects a 2% increase in organic sales, a 1% favorable impact from acquisitions (Aegis - April 2014) and 1% favorable foreign currency translation. In the first nine months of 2014, organic sales increased 3% domestically and 1% internationally compared to the 2013 period. Organic sales to customers outside the U.S. were approximately 45% of total segment sales during the first nine months of 2014 and 2013.
Sales within our Energy platform increased in the first nine months of 2014 compared to the same period of 2013 due to the continued strength of OEM truck builds and North American electronic retrofits. Sales within our Chemical, Food & Process platform increased compared to the first nine months of 2013 based on strong demand in the North American industrial market, which was partially offset by delays in large international chemical projects. Sales within our Agriculture group improved slightly due to the strength of new product introductions, partially offset by weak market conditions. Diaphragm & Dosing Pump Technology sales increased compared to the first nine months of 2013 due to increased demand in the North American oil and gas markets, offset by large project delays in Europe and the Middle East. Sales in Water Services & Technology increased in the first nine months of 2014 compared to the same period in 2013 based primarily on continued share gain along with a slight increase in municipal spending.
Operating income and operating margin of $166.8 million and 24.8%, respectively, were higher than the $155.9 million and 24.0% recorded in the first nine months of 2013, primarily due to increased volume, operational execution, and productivity, partially offset by $1.3 million of non-cash acquistion fair value inventory charges associated with the Aegis acquisition.
Health & Science Technologies Segment

(In thousands)	Nine Months Ended September 30,
	2014	2013
Net sales	$562,899	$532,363
Operating income	114,580	103,564
Operating margin	20.4%	19.5%
EBITDA	$147,008	$136,397
EBITDA as a percentage of net sales	26.1%	25.6%
Depreciation and amortization	$32,404	$32,537
Depreciation and amortization as a percentage of net sales	5.8%	6.1%
Capital expenditures	$13,991	$9,777
Capital expenditures as a percentage of net sales	2.5%	1.8%
Sales of $562.9 million increased $30.5 million, or 6%, in the first nine months of 2014 compared with the same period in 2013. This reflects 4% organic revenue growth, 1% growth from acquisitions (FTL - March 2013) and 1% favorable foreign currency translation. In the first nine months of 2014, organic sales increased 7% domestically and 1% internationally. Organic sales to customers outside the U.S. were approximately 53% of total segment sales in the first nine months of 2014 compared with 52% during the same period in 2013.

Sales within our Material Processing Technologies platform increased compared to the first nine months of 2013 due to large pharmaceutical and food project shipments in the North American and Asian markets. Sales within our Scientific Fluidics platform increased compared to the first nine months of 2013 due to new product introductions and the strength of the life sciences market, offset by continued weakness in the analytical instrumentation market. Sales within the Sealing Solutions group increased compared to the first nine months of 2013 primarily due to the acquisition of FTL in March 2013. Sales within our Optics and Photonics platform were flat compared to the first nine months of 2013 due to the decision to exit certain product lines, offset by renewed strength in the semiconductor and life sciences markets. Sales within our Industrial group increased compared to the first nine months of 2013 due to growth in North American distributor sales and capturing market share.
Operating income and operating margin of $114.6 million and 20.4%, respectively, in the first nine months of 2014 were up from the $103.6 million and 19.5% recorded in the same period of 2013, primarily due to increased volume and productivity.
Fire & Safety/Diversified Products Segment

(In thousands)	Nine Months Ended September 30,
	2014	2013
Net sales	$393,779	$326,826
Operating income	106,988	74,027
Operating margin	27.2%	22.7%
EBITDA	$112,581	$79,732
EBITDA as a percentage of net sales	28.6%	24.4%
Depreciation and amortization	$4,949	$5,175
Depreciation and amortization as a percentage of net sales	1.3%	1.6%
Capital expenditures	$5,517	$2,997
Capital expenditures as a percentage of net sales	1.4%	0.9%
Sales of $393.8 million increased $67.0 million, or 20%, in the first nine months of 2014 compared with the same period in 2013. This reflects 19% organic growth and 1% favorable foreign currency translation. In the first nine months of 2014, organic sales increased 31% domestically and 10% internationally, compared with the same period in 2013. Organic sales to customers outside the U.S. were approximately 52% of total segment sales in the first nine months of 2014 compared to 57% during the same period of 2013.
Sales within our Dispensing group increased compared to the first nine months of 2013 as a result of fulfilling a large Dispensing order and the strength of Asian and Western European markets. Sales within our Band-It group increased compared to the first nine months of 2013 driven by strength in the North American transportation and oil and gas markets. Sales within our Fire Suppression group increased due to demand for power facility trailers and stable project orders in China and North America. Sales within our Rescue group decreased slightly due to prolonged decision making on municipal projects in Asia, partially offset by the success of new products.
Operating income and operating margin of $107.0 million and 27.2%, respectively, in the first nine months of 2014 were higher than the $74.0 million and 22.7% recorded in the first nine months of 2013, primarily due to volume leverage, the fulfillment of the large dispensing order as well as a prior year charge associated with a facility disposal in 2013.

Liquidity and Capital Resources
At September 30, 2014, the Company's cash and cash equivalents totaled $487.1 million, of which $376.5 million was held outside of the United States. At September 30, 2014, working capital was $678.4 million and the current ratio was 2.7 to 1. Cash flows from operating activities for the first nine months of 2014 decreased $33.3 million, or 11.1%, to $266.6 million compared to the first nine months of 2013, due to higher federal income tax payments and higher operating working capital needs due to increased volumes, partially offset by higher earnings.
Cash flows provided by operating activities were more than adequate to fund capital expenditures of $33.8 million and $23.1 million in the first nine months of 2014 and 2013, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.
The Company maintains the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At September 30, 2014, there were $70.0 million of outstanding borrowings under the Revolving

Facility and outstanding letters of credit totaled approximately $8.3 million. The net available borrowing capacity under the Revolving Facility at September 30, 2014, was approximately $621.7 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at September 30, 2014, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.
At September 30, 2014, the Company included the outstanding balance of the 2.58% Senior Euro Notes, $102.7 million within Current liabilities on the Consolidated Balance Sheet as the maturity date is June 9, 2015.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At September 30, 2014, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 12.94 to 1 and the leverage ratio was 1.58 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
On November 8, 2013, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the first nine months of 2014, the Company purchased a total of 2.0 million shares at a cost of $149.7 million, of which $3.7 million was settled in October 2014. As of September 30, 2014, the amount of share repurchase authorization remaining is $218.2 million.
The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest on all borrowings, pension and postretirement funding requirements, expected share repurchases and annual dividend payments to holders of the Company’s stock for the remainder of 2014. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of September 30, 2014, $70.0 million was outstanding under the Revolving Facility, with $8.3 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at September 30, 2014 of approximately $621.7 million.

Non-GAAP Disclosures
The following is a reconciliation of EBITDA to the comparable measures of net income and operating income, as determined in accordance with U.S. GAAP. We have reconciled consolidated EBITDA to net income and we have reconciled segment EBITDA to segment operating income, as we do not allocate interest and income taxes to our segments. EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company which results in a higher level of amortization expense at recently acquired businesses, management uses EBITDA, in addition to operating income, to provide it with another way to measure financial performance of businesses across our three segments. Management also uses EBITDA for enterprise valuation purposes. We believe that EBITDA is also useful to some investors as an indicator of the strength and performance of the Company's and its segment's ongoing business operations and a way to evaluate and compare operating performance and value companies within our industry. However, it should not be considered as an alternative to net income, operating income or any other items calculated in accordance with U.S. GAAP. The definition of EBITDA used here may differ from that used by other companies.

Consolidated EBITDA Reconciliation (in thousands)	Three Months Ended September 30,
	2014	2013
Net income	$71,441	$63,799
+ Income taxes	29,889	22,812
+ Interest expense	10,461	10,570
+ Depreciation & amortization	19,609	19,779
EBITDA	$131,400	$116,960

Net sales	$533,179	$490,617
EBITDA as a percentage of net sales	24.6%	23.8%

Segment EBITDA Reconciliation (in thousands)	Three Months Ended September 30,
	2014			2013
	FMT	HST	FSD	FMT	HST	FSD
Operating income	$54,791	$42,214	$31,355	$51,736	$36,775	$22,119
- Other (income) expense - net	55	(420)	(531)	559	131	18
+ Depreciation & amortization	6,724	11,005	1,597	6,981	10,798	1,726
EBITDA	$61,460	$53,639	$33,483	$58,158	$47,442	$23,827

Net sales	$223,258	$190,852	$120,313	$212,337	$178,628	$101,077
EBITDA as a percentage of net sales	27.5%	28.1%	27.8%	27.4%	26.6%	23.6%

Consolidated EBITDA Reconciliation (in thousands)	Nine Months Ended September 30,
	2014	2013
Net income	$217,766	$187,660
+ Income taxes	89,332	72,774
+ Interest expense	31,323	31,724
+ Depreciation & amortization	58,282	59,695
EBITDA	$396,703	$351,853

Net sales	$1,623,868	$1,503,510
EBITDA as a percentage of net sales	24.4%	23.4%

Segment EBITDA Reconciliation (in thousands)	Nine Months Ended September 30,
	2014			2013
	FMT	HST	FSD	FMT	HST	FSD
Operating income	$166,821	$114,580	$106,988	$155,930	$103,564	$74,027
- Other (income) expense - net	(371)	(24)	(644)	1,194	(296)	(530)
+ Depreciation & amortization	20,022	32,404	4,949	20,953	32,537	5,175
EBITDA	$187,214	$147,008	$112,581	$175,689	$136,397	$79,732

Net sales	$672,719	$562,899	$393,779	$649,580	$532,363	$326,826
EBITDA as a percentage of net sales	27.8%	26.1%	28.6%	27.0%	25.6%	24.4%

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

The Company’s interest rate exposure is primarily related to the $823.4 million of total debt outstanding at September 30, 2014. Approximately 9% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.4 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2014, that the Company’s disclosure controls and procedures were effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2014 to July 31, 2014	241,966	$79.29	241,966	$263,044,053
August 1, 2014 to August 31, 2014	265,063	$76.50	265,063	$242,767,145
September 1, 2014 to September 30, 2014	323,924	$75.71	323,924	$218,243,017
Total	830,953	$77.00	830,953	$218,243,017

(1)
On November 8, 2013, the Company announced that its Board of Directors had increased the authorized level for repurchases of its common stock by approximately $300.0 million. This followed the prior Board of Directors repurchase authorizations of $200.0 million, announced by the Company on October 22, 2012; $50.0 million, announced by the Company on December 6, 2011; and the original repurchase authorization of $125.0 million announced by the Company on April 21, 2008.

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
Date: October 27, 2014

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

*10.1	Second Amendment of the Third Amended and Restated IDEX Corporation Directors Deferred Compensation Plan

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Filed herewith