Form 10-K
period 2014-12-31
IDEX CORP /DE/
filed 2015-02-23
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value, as of the last business day of the registrant's most recently completed second fiscal quarter, of the common stock (based on the June 30, 2014 closing price of $80.74) held by non-affiliates of IDEX Corporation was $6,428,282,555.
The number of shares outstanding of IDEX Corporation’s common stock, par value $.01 per share, as of February 17, 2015 was 78,232,245.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement with respect to the IDEX Corporation 2015 annual meeting of stockholders (the “2015 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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
The Company has three reportable business segments: Fluid & Metering Technologies ("FMT"), Health & Science Technologies ("HST") and Fire & Safety/Diversified Products ("FSDP"). Within our three reportable segments, the Company maintains six platforms, where we will invest in organic growth and acquisitions with a strategic view towards a platform with the potential for at least $500 million in revenue, and seven groups, where we will focus on organic growth and strategic acquisitions. The Fluid & Metering Technologies segment contains the Energy, Water (comprised of Water Services & Technology and Diaphragm & Dosing Pump Technology), and Chemical, Food & Process platforms as well as the Agricultural group (comprised of Banjo). The Health & Science Technologies segment contains the IDEX Optics & Photonics, Scientific Fluidics and Material Processing Technologies platforms, as well as the Sealing Solutions and the Industrial (comprised of  Micropump and Gast) groups. The Fire & Safety/Diversified Products segment is comprised of the Dispensing, Rescue, Band-It, and Fire Suppression groups. Each platform or group is comprised of one or more of our 15 reporting units: five reporting units within Fluid & Metering Technologies (Energy; Chemical, Food, & Process; Water Services & Technology; Banjo; and Diaphragm & Dosing Pump Technology); six reporting units within Health & Science Technologies (IDEX Optics and Photonics; Scientific Fluidics; Material Processing Technologies; Sealing Solutions; Micropump; and Gast); and four reporting units within Fire & Safety/Diversified Products (Dispensing, Rescue, Band-It, and Fire Suppression).
IDEX believes that each of its reporting units is a leader in its product and service areas. The Company also believes that its strong financial performance has been attributable to its ability to design and engineer specialized quality products, coupled with its ability to identify and successfully consummate and integrate strategic acquisitions.
FLUID & METERING TECHNOLOGIES SEGMENT
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water & wastewater, agricultural and energy industries. Fluid & Metering Technologies application-specific pump and metering solutions serve a diverse range of end markets, including industrial infrastructure (fossil fuels, refined & alternative fuels, and water & wastewater), chemical processing, agricultural, food & beverage, pulp and paper, transportation, plastics and resins, electronics and electrical, construction & mining, pharmaceutical and bio-pharmaceutical, machinery and numerous other specialty niche markets. Fluid & Metering Technologies accounted for 42% of IDEX’s sales and 43% of IDEX’s operating income in 2014, with approximately 45% of its sales to customers outside the U.S.
Banjo.    Banjo is a provider of special purpose, severe-duty pumps, valves, fittings and systems used in liquid handling. Banjo is based in Crawfordsville, Indiana and its products are used in agricultural and industrial applications. Approximately 13% of Banjo’s 2014 sales were to customers outside the U.S.
Energy.    Energy consists of the Company’s Corken, Faure Herman, Liquid Controls, S.A.M.P.I. and Toptech businesses. Energy is a leading supplier of flow meters, electronic registration and control products, rotary vane and turbine pumps, reciprocating piston compressors, and terminal automation control systems. Headquartered in Lake Bluff, Illinois (Liquid Controls products), Energy has additional facilities in Longwood, Florida and Zwijndrech, Belgium (Toptech products); Oklahoma City, Oklahoma (Corken products); La Ferté Bernard, France (Faure Herman products); and Altopascio, Italy (S.A.M.P.I. products). Applications for Liquid Controls and S.A.M.P.I. positive displacement flow meters, electronic, registration and control products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Corken products consist of positive-displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Toptech supplies terminal automation hardware and software to control and manage inventories, as well as transactional data and invoicing, to customers in the oil, gas and refined-fuels markets. Faure Herman is a leading supplier of ultrasonic and helical turbine flow meters used in the custody transfer and control of high value fluids and gases. Approximately 49% of Energy’s 2014 sales were to customers outside the U.S.
Chemical, Food & Process ("CFP").    CFP consists of the Company’s Richter, Viking and Aegis (acquired in April 2014) businesses. CFP is a producer of fluoroplastic lined corrosion-resistant magnetic drive and mechanical seal pumps, shut-off, control and safety valves for corrosive, hazardous, contaminated, pure and high-purity fluids, as well as rotary internal gear, external gear, vane and rotary lobe pumps, custom-engineered OEM pumps, strainers, gear reducers and engineered pump systems. Richter’s corrosion resistant fluoroplastic lined products offer superior solutions for demanding applications in the process industry. Viking’s products consist of external gear pumps, strainers and reducers, and related controls used for transferring and metering thin and viscous liquids sold under the Viking and Wright Flow brands. Viking products primarily serve the chemical, petroleum, pulp & paper, plastics, paints, inks, tanker trucks, compressor, construction, food & beverage, personal care, pharmaceutical and biotech markets. Aegis is a leader in the design, manufacture and sale of specialty chemical processing valves for use in the chemical, petro-chemical, chlor-alkali, pharmaceutical, semiconductor and pulp/paper industries. CFP maintains operations in Kempen, Germany and Suzhou, China (Richter products); Cedar Falls, Iowa (Richter and Viking products); Eastbourne, England and Shannon, Ireland (Viking products); and Geismar, Louisiana (Aegis products). CFP primarily uses independent distributors to market and sell its products. Approximately 51% of CFP’s 2014 sales were to customers outside the U.S.
Diaphragm & Dosing Pump Technology ("DDPT").    DDPT consists of the Company’s Knight, Pulsafeeder-EPO, Pulsafeeder-SPO, Trebor and Warren Rupp businesses. DDPT is a leading provider of ultra-pure chemical pumps, liquid heating systems, air-operated and natural gas-operated double diaphragm pumps, high-pressure pumps, alloy and non-metallic gear pumps, centrifugal pumps, special purpose rotary pumps, peristaltic pumps, transfer pumps, as well as dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Pulsafeeder products (which also include OBL products) are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition, as well as peristaltic pumps. Its markets include water & wastewater treatment, oil and gas, power generation, pulp and paper, chemical and hydrocarbon processing, and swimming pools. Trebor is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Trebor products are used in manufacturing of semiconductors, disk drives and flat panel displays. Warren Rupp products (which also include Pumper Parts and Versa-Matic products) are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. Warren Rupp products primarily serve the chemical, paint, food processing, electronics, construction, utilities, mining and industrial maintenance markets. DDPT maintains operations in Salt Lake City, Utah (Trebor products); Mansfield, Ohio (Warren Rupp products); Rochester, New York, Punta Gorda, Florida and Milan, Italy (Pulsafeeder products); Lake Forest, California, Mississauga, Ontario, Canada, Eastbourne, England, and Unanderra, Australia (Knight products); and a maquiladora in Ciudad Juarez, Chihuahua, Mexico (Knight products). Approximately 48% of DDPT’s 2014 sales were to customers outside the U.S.
Water Services & Technology ("WST").    WST consists of the Company’s ADS, IETG and iPEK businesses. WST is a leading provider of metering technology and flow monitoring products and underground surveillance services for wastewater markets. ADS’s products and services provide comprehensive integrated solutions that enable industry, municipalities and government agencies to analyze and measure the capacity, quality and integrity of wastewater collection systems, including the maintenance and construction of such systems. IETG’s products and services enable water companies to effectively manage their water distribution and sewerage networks, while its surveillance service specializes in underground asset detection and mapping for utilities and other private companies. iPEK supplies remote controlled systems used for infrastructure inspection. WST maintains operations in Huntsville, Alabama and various other locations in the United States and Australia (ADS products and services); Leeds, England (IETG products and services); and Hirschegg, Austria, and Sulzberg, Germany (iPEK products). Approximately 44% of WST’s 2014 sales were to customers outside the U.S.
HEALTH & SCIENCE TECHNOLOGIES SEGMENT
The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The segment accounted for 35% of IDEX’s sales and 31% of IDEX's operating income in 2014, with approximately 54% of its sales to customers outside the U.S.
Scientific Fluidics.    Scientific Fluidics consists of the Company's Eastern Plastics, Rheodyne, Ismatec, Sapphire Engineering, Upchurch Scientific and ERC businesses. Scientific Fluidics has facilities in Rohnert Park, California (Rheodyne products); Bristol, Connecticut (Eastern Plastics products); Wertheim-Mondfeld, Germany (Ismatec products); Middleboro, Massachusetts (Sapphire Engineering products); Oak Harbor, Washington (Ismatec and Upchurch Scientific products); and Kawaguchi, Japan (ERC products). Eastern Plastics products, which consist of high-precision integrated fluidics and associated engineered plastics solutions, are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. Rheodyne products consist of injectors, valves, fittings and accessories for the analytical instrumentation market. These products are used by manufacturers of high pressure liquid chromatography (“HPLC”) equipment servicing the pharmaceutical, biotech, life science, food & beverage, and chemical markets. Ismatec products include peristaltic metering pumps, analytical process controllers, and sample preparation systems. Sapphire Engineering and Upchurch Scientific products consist of fluidic components and systems for the analytical, biotech and diagnostic instrumentation markets, such as fittings, precision-dispensing pumps and valves, tubing and integrated tubing assemblies, filter sensors and other micro-fluidic and nano-fluidic components, as well as advanced column hardware and accessories for the high performance liquid chromatography market. The products produced by Sapphire Engineering and Upchurch Scientific primarily serve the pharmaceutical, drug discovery, chemical, biochemical processing, genomics/proteomics research, environmental labs, food/agriculture, medical lab, personal care, and plastics/polymer/rubber production markets. ERC manufactures gas liquid separations and detection solutions for the life science, analytical instrumentation and clinical chemistry markets. ERC’s products consist of in-line membrane vacuum degassing solutions, refractive index detectors and ozone generation systems. Approximately 56% of Scientific Fluidics' 2014 sales were to customers outside the U.S.
IDEX Optics and Photonics ("IOP").    IOP consists of the Company's CVI Melles Griot (“CVI MG”), Semrock, and AT Films (including Precision Photonics products) businesses. CVI MG is a global leader in the design and manufacture of precision photonic solutions used in the life sciences, research, semiconductor, security and defense markets. CVI MG’s innovative products are focused on the generation, control and productive use of light for a variety of key science and industrial applications. Products consist of specialty lasers and light sources, electro-optical components, specialty shutters, opto-mechanical assemblies and components. In addition, CVI MG produces critical components for life science research, electronics manufacturing, military and other industrial applications including lenses, mirrors, filters and polarizers. These components are utilized in a number of important applications such as spectroscopy, cytometry (cell counting), guidance systems for target designation, remote sensing, menology and optical lithography. CVI MG is headquartered in Albuquerque, New Mexico, with additional manufacturing sites located in Carlsbad, California; Rochester, New York; Leicester, England; Kyongki-Do, Korea; Tokyo, Japan; and Didam, The Netherlands. Semrock is a provider of optical filters for biotech and analytical instrumentation in the life sciences markets. Semrock’s optical filters are produced using state-of-the-art manufacturing processes which enable it to offer its customers significant improvements in instrument performance and reliability. Semrock is located in Rochester, New York. AT Films specializes in optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing. AT Films’ core competence is the design and manufacture of filters, splitters, reflectors and mirrors with the precise physical properties required to support their customers’ most challenging and cutting-edge optical applications. The Precision Photonics portion of its business specializes in optical components and coatings for applications in the fields of scientific research, aerospace, telecommunications and electronics manufacturing. AT Films is headquartered in Boulder, Colorado. Approximately 50% of IOP’s 2014 sales were to customers outside the U.S.
Sealing Solutions.    Sealing Solutions consists of the Company's Precision Polymer Engineering (“PPE”) and FTL Sealing Solutions ("FTL") businesses. PPE, which is located in Blackburn, England, is a provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries and applications, including hazardous duty, analytical instrumentation, semiconductor/solar, process technologies, pharmaceutical, electronics, and food applications. FTL, located in Leeds, England, specializes in the design and application of high integrity rotary seals, specialty bearings, and other custom products for the oil & gas, mining, power generation, and marine markets. Approximately 80% of Sealing Solutions' 2014 sales were to customers outside the U.S.
Gast.    Gast consists of the Company’s Gast and Jun-Air businesses. The Gast business is a leading manufacturer of air-moving products, including air motors, low-range and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure. Gast products primarily serve the medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts, and industrial manufacturing markets. The Jun-Air business is a provider of low-decibel, ultra-quiet vacuum compressors suitable for medical, dental and laboratory applications. Based in Benton Harbor, Michigan, Gast also has a logistics and commercial center in Redditch, England. Approximately 28% of Gast’s 2014 sales were to customers outside the U.S.
Micropump.    Micropump, headquartered in Vancouver, Washington, is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump products are used in low-flow abrasive and corrosive applications. Micropump products primarily serve the printing machinery, medical equipment, paints and inks, chemical processing, pharmaceutical, refining, laboratory, electronics, pulp and paper, water treatment, textiles, peristaltic metering pumps, analytical process controllers and sample preparation systems markets. Approximately 72% of Micropump’s 2014 sales were to customers outside the U.S.

Material Processing Technologies ("MPT").    MPT consists of the Company's Quadro, Fitzpatrick, Microfluidics and Matcon Group Limited (“Matcon”) businesses. Quadro is a leading provider of particle control solutions for the pharmaceutical and bio-pharmaceutical markets. Based in Waterloo, Canada, Quadro’s core capabilities include fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing. Fitzpatrick is a global leader in the design and manufacture of process technologies for the pharmaceutical, food and personal care markets. Fitzpatrick designs and manufactures customized size reduction, roll compaction and drying systems to support their customers’ product development and manufacturing processes. Fitzpatrick is headquartered in Elmhurst, Illinois. Microfluidics is a global leader in the design and manufacture of laboratory and commercial equipment used in the production of micro and nano scale materials for the pharmaceutical and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer family of high shear fluid processors for uniform particle size reduction, robust cell disruption and nanoparticle creation. Microfluidics has offices in Newton, Massachusetts. Matcon is a global leader in material processing solutions for high value powders used in the manufacture of pharmaceuticals, food, plastics, and fine chemicals. Matcon’s innovative products consist of the original cone valve powder discharge system and filling, mixing and packaging systems, all of which support its customers’ automation and process requirements. These products are critical to its customers’ need to maintain clean, reliable and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing. Matcon is located in Evesham, England. Approximately 60% of MPT’s 2014 sales were to customers outside the U.S.
FIRE & SAFETY/DIVERSIFIED PRODUCTS SEGMENT
The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The segment accounted for 23% of IDEX’s sales and 26% of IDEX’s operating income in 2014, with approximately 54% of its sales to customers outside the U.S.
Fire Suppression.    Fire Suppression consists of the Company’s Class 1, Hale and Godiva businesses, which produce truck-mounted and portable fire pumps, stainless steel valves, foam and compressed air foam systems, pump modules and pump kits, electronic controls and information systems, conventional and networked electrical systems, and mechanical components for the fire, rescue and specialty vehicle markets. Fire Suppression’s customers are primarily OEMs. Fire Suppression is headquartered in Ocala, Florida (Class 1 and Hale products), with additional facilities located in Warwick, England (Godiva products). Approximately 41% of Fire Suppression’s 2014 sales were to customers outside the U.S.
Rescue.    Rescue consists of the Company’s Dinglee, Hurst Jaws of Life, Lukas and Vetter businesses, which produce hydraulic, battery, gas and electric-operated rescue equipment, hydraulic re-railing equipment, hydraulic tools for industrial applications, recycling cutters, pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection and disaster control, and shoring equipment for vehicular or structural collapse. Rescue's customers are primarily public and private fire and rescue organizations. Rescue has facilities in Shelby, North Carolina (Hurst Jaws of Life products); Tianjin, China (Dinglee products); Erlangen, Germany (Lukas products); and Zulpich, Germany (Vetter products). Approximately 80% of Rescue’s 2014 sales were to customers outside the U.S.
Band-It.    Band-It is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The BAND-IT brand is highly recognized worldwide. Band-It products are used for securing exhaust system heat and sound shields, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling, and in numerous other industrial and commercial applications. Band-It products primarily serve the automotive, transportation equipment, oil and gas, general industrial maintenance, electronics, electrical, communications, aerospace, utility, municipal and subsea marine markets. Band-It is based in Denver, Colorado, with additional operations in Staveley, England, and an IDEX shared manufacturing facility in China. Approximately 39% of Band-It’s 2014 sales were to customers outside the U.S.
Dispensing.    Dispensing produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. Dispensing is a global supplier of precision-designed tinting, mixing, dispensing and measuring equipment for auto refinishing and architectural paints. Dispensing products are used in retail and commercial stores, hardware stores, home centers, department stores, automotive body shops as well as point-of-purchase dispensers. Dispensing is headquartered in Sassenheim, The Netherlands with additional facilities in Wheeling, Illinois; Unanderra, Australia; and Milan, Italy, as well as IDEX shared manufacturing facilities in India and China. Approximately 54% of Dispensing's 2014 sales were to customers outside the U.S.

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
The principal competitors of the Fire & Safety/Diversified Products segment are Waterous Company, a unit of American Cast Iron Pipe Company (with respect to truck-mounted firefighting pumps), Holmatro, Inc. (with respect to rescue tools), CPS Color Group Oy (with respect to dispensing and mixing equipment for the paint industry) and Panduit Corporation (with respect to stainless steel bands, buckles and clamping systems).
Employees
At December 31, 2014, the Company had 6,712 employees. Approximately 7% of employees were represented by labor unions, with various contracts expiring through July 2018. Management believes that the Company’s relationship with its employees is good. The Company historically has been able to renegotiate its collective bargaining agreements satisfactorily, with its last work stoppage in March 1993.
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
Segment Information
For segment financial information for the years 2014, 2013 and 2012, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Executive Officers of the Registrant
Set forth below are the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past five years.

Name	Age	Years of Service	Position
Andrew K. Silvernail	44	6	Chairman of the Board and Chief Executive Officer
Heath A. Mitts	44	9	Senior Vice President and Chief Financial Officer
Frank J. Notaro	51	17	Senior Vice President-General Counsel and Secretary
Daniel J. Salliotte	48	10	Senior Vice President-Corporate Strategy, Mergers and Acquisitions and Treasury
Michael J. Yates	49	9	Vice President and Chief Accounting Officer
Jeffrey D. Bucklew	44	3	Senior Vice President-Chief Human Resources Officer
Eric D. Ashleman	47	6	Senior Vice President-Group Executive
Brett E. Finley	44	5	Senior Vice President-Group Executive
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
Mr. Mitts has served as Senior Vice President and Chief Financial Officer since March 2011. Mr. Mitts joined IDEX as Vice President-Corporate Finance in September 2005.
Mr. Notaro has served as Senior Vice President-General Counsel and Secretary since March 1998.
Mr. Salliotte has served as Senior Vice President-Mergers, Acquisitions and Treasury since February 2011. Mr. Salliotte joined IDEX in October 2004 as Vice President-Strategy and Business Development.
Mr. Yates has served as Vice President and Chief Accounting Officer since February 2010. Mr. Yates joined IDEX as Vice President-Controller in October 2005.
Mr. Bucklew has served as the Senior Vice President-Chief Human Resources Officer since joining IDEX in March 2012. Prior to joining IDEX, Mr. Bucklew served as the Vice President of Human Resources for Accretive Health from March 2009 to March 2012.
Mr. Ashleman has served as Senior Vice President-Group Executive since August 2011. Mr. Ashleman joined IDEX in 2008 as the President of Gast Manufacturing.
Mr. Finley has served as Senior Vice President-Group Executive since February 2012. Mr. Finley joined IDEX in 2009 as the President of Pulsafeeder.
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
Changes in U.S. or International Economic Conditions Could Adversely Affect the Sales and Profitability of Our Businesses.
In 2014, 50% of the Company’s sales were derived from domestic operations while 50% were derived from international operations. The Company’s largest end markets include life sciences and medical technologies, fire and rescue, liquefied petroleum gas, paint and coatings, chemical processing, water & wastewater treatment and optical filters and components. A slowdown in the U.S. or global economy and, in particular, any of these specific end markets could reduce the Company’s sales and profitability.
Conditions in Foreign Countries in Which We Operate Could Adversely Affect Our Business.
In 2014, approximately 50% of our total sales were to customers outside the U.S. We expect our international operations and export sales to continue to be significant for the foreseeable future. Our sales from international operations and our sales from export are both subject in varying degrees to risks inherent in doing business outside the United States. These risks include the following:

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
Our Inability to Continue to Develop New Products Could Limit Our Sales Growth.
The Company’s sales grew 5% organically in 2014 and 2% in 2013. Approximately 12% of our 2014 sales were derived from new products developed over the past three years. Our ability to continue to grow organically is tied in large part to our ability to continue to develop new products.
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
An Unfavorable Outcome of Any of Our Pending Contingencies or Litigation Could Adversely Affect Us.
We currently are involved in legal and regulatory proceedings. Where it is reasonably possible to do so, we accrue estimates of the probable costs for the resolution of these matters. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. For additional detail related to this risk, see Item 3, “Legal Proceedings.”
Our Intangible Assets, Including Goodwill, are a Significant Portion of Our Total Assets and a Write-off of Our Intangible Assets Would Adversely Impact Our Operating Results and Significantly Reduce Our Net Worth.
Our total assets reflect substantial intangible assets, primarily goodwill and identifiable intangible assets. At December 31, 2014, goodwill and intangible assets totaled $1,321.3 million and $271.2 million, respectively. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. Annually, or when certain events occur that require a more current valuation, we assess whether there has been an impairment in the value of our goodwill and identifiable intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below forecast levels, we could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of our goodwill or identifiable intangible assets would adversely impact our results of operations and net worth. See Note 4 in Part II, Item 8, "Financial Statements and Supplementary Data" for further discussion on goodwill and intangible assets.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.        Properties.
The Company’s principal plants and offices have an aggregate floor space area of approximately 4.2 million square feet, of which 2.7 million square feet (65%) is located in the U.S. and approximately 1.5 million square feet (35%) is located outside the U.S., primarily in the U.K. (9%), Germany (8%), China (4%), India (2%) and The Netherlands (2%). Management considers these facilities suitable and adequate for the Company's operations. Management believes the Company can meet demand increases over the near term with its existing facilities, especially given its operational improvement initiatives that usually increase capacity. The Company’s executive office occupies 36,588 square feet of leased space in Lake Forest, Illinois and 4,420 square feet of leased space in Chicago, Illinois.
Approximately 2.6 million square feet (63%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.7 million square feet (40%) of the principal plant and office floor area is held by business units in the Fluid & Metering Technologies segment; 1.3 million square feet (31%) is held by business units in the

Health & Science Technologies segment; and 1.0 million square feet (23%) is held by business units in the Fire & Safety/Diversified Products segment.

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
The principal market for the Company’s common stock is the New York Stock Exchange, but the common stock is also listed on the Chicago Stock Exchange. As of February 17, 2015, there were approximately 6,500 shareholders of record of our common stock and there were 78,232,245 shares outstanding.
The high and low sales prices of the common stock per share and the dividends paid per share during the last two years are as follows:

	2014			2013
	High	Low	Dividends	High	Low	Dividends
First Quarter	$79.27	$68.58	$0.23	$53.84	$47.43	$0.20
Second Quarter	80.85	69.17	0.28	57.38	49.55	0.23
Third Quarter	81.82	72.27	0.28	65.32	53.95	0.23
Fourth Quarter	78.97	65.91	0.28	74.08	63.21	0.23
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
The following table provides information about the Company’s purchases of common stock during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2014 to October 31, 2014	436,658	$70.78	436,658	$187,335,900
November 1, 2014 to November 30, 2014	292,500	76.10	292,500	565,076,201
December 1, 2014 to December 31, 2014	256,966	76.39	256,966	545,447,449
Total	986,124	$73.82	986,124	$545,447,449

(1)
On November 6, 2014, the Company’s Board of Directors approved an increase of $400.0 million in the authorized level for repurchases of common stock. This followed the prior Board of Directors approved repurchase authorizations of $300.0 million, announced by the Company on November 8, 2013; $200.0 million, announced by the Company on October 22, 2012; $50.0 million, announced by the Company on December 6, 2011; and the original repurchase authorization of $125.0 million announced by the Company on April 21, 2008.

Performance Graph. The following table compares total shareholder returns over the last five years to the Standard & Poor’s (the “S&P”) 500 Index, the S&P Midcap Industrials Sector Index and the Russell 2000 Index assuming the value of the investment in our common stock and each index was $100 on December 31, 2009. Total return values for our common stock, the S&P 500 Index, S&P Midcap Industrials Sector Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	12/09	12/10	12/11	12/12	12/13	12/14
IDEX Corporation	$100.00	$125.59	$119.00	$149.37	$237.08	$249.89
S&P 500 Index	$100.00	$112.78	$112.78	$127.90	$165.76	$184.64
S&P Midcap Industrials Sector Index	$100.00	$129.63	$127.26	$152.92	$217.83	$221.84
Russell 2000 Index	$100.00	$125.31	$118.47	$143.38	$186.06	$192.63

Item 6.    Selected Financial Data.(1)

(Dollars in thousands, except per share data)	2014	2013	2012 (2)	2011	2010
RESULTS OF OPERATIONS
Net sales	$2,147,767	$2,024,130	$1,954,258	$1,838,451	$1,513,073
Gross profit	949,315	873,364	803,700	738,673	618,483
Selling, general and administrative expenses	504,419	477,851	444,490	421,703	358,272
Asset impairments	—	—	198,519	—	—
Restructuring expenses	13,672	—	32,473	12,314	11,095
Operating income	431,224	395,513	128,218	304,656	249,116
Other (income) expense — net	(3,111)	178	(236)	1,443	1,092
Interest expense	41,895	42,206	42,250	29,332	16,150
Provision for income taxes	113,054	97,914	48,574	80,024	74,774
Net income	279,386	255,215	37,630	193,857	157,100
Earnings per share (3)
— basic	$3.48	$3.11	$0.45	$2.34	$1.93
— diluted	$3.45	$3.09	$0.45	$2.32	$1.90
Weighted average shares outstanding
— basic	79,715	81,517	82,689	82,145	80,466
— diluted	80,728	82,489	83,641	83,543	81,983
Year-end shares outstanding	78,766	81,196	82,727	83,234	82,070
Cash dividends per share	$1.12	$0.89	$0.80	$0.68	$0.60
FINANCIAL POSITION
Current assets	$1,075,791	$990,953	$881,865	$789,161	$692,758
Current liabilities	411,968	304,609	291,427	258,278	353,668
Current ratio	2.6	3.3	3.0	3.1	2.0
Operating working capital (4)	366,209	350,881	373,704	396,126	306,044
Total assets	$2,908,070	$2,887,577	$2,785,390	$2,836,107	$2,381,695
Total borrowings	863,952	773,876	786,576	808,810	527,895
Shareholders’ equity	1,486,451	1,572,989	1,464,998	1,513,135	1,375,660
PERFORMANCE MEASURES AND OTHER DATA
Percent of net sales:
Gross profit	44.2%	43.1%	41.1%	40.2%	40.9%
SG&A expenses	23.5%	23.6%	22.7%	22.9%	23.7%
Operating income	20.1%	19.5%	6.6%	16.6%	16.5%
Income before income taxes	18.3%	17.4%	4.4%	14.9%	15.3%
Net income	13.0%	12.6%	1.9%	10.5%	10.4%
Capital expenditures	$47,997	$31,536	$35,520	$34,548	$32,769
Depreciation and amortization	76,907	79,334	78,312	72,386	58,108
Return on average assets	9.6%	9.0%	1.3%	7.4%	7.0%
Borrowings as a percent of capitalization	36.8%	33.0%	34.9%	34.8%	27.7%
Return on average shareholders' equity	18.3%	16.8%	2.5%	13.4%	11.9%
Employees at year end	6,712	6,787	6,717	6,814	5,966
Shareholders at year end	6,500	6,500	6,700	7,000	7,000
NON-GAAP MEASURES (5)
EBITDA	$511,242	$474,669	$206,766	$375,599	$306,132
EBITDA margin	23.8%	23.5%	10.6%	20.4%	20.2%
Adjusted EBITDA	$524,914	$474,669	$437,758	$387,913	$317,227
Adjusted EBITDA margin	24.4%	23.5%	22.4%	21.1%	21.0%
Adjusted operating income	$444,896	$395,513	$359,210	$332,772	$260,211
Adjusted operating margin	20.7%	19.5%	18.4%	18.1%	17.2%
Adjusted net income	$288,823	$255,215	$224,067	$213,758	$164,617
Adjusted earnings per share	$3.57	$3.09	$2.68	$2.56	$1.99

(1)	For additional detail, see Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)	Fiscal year 2012 includes an impairment charge for goodwill and intangible assets within the IOP platform and an impairment charge for goodwill and long-lived assets within the WST group.

(3)	Calculated by applying the two-class method of allocating earnings to common stock and participating securities as required by ASC 260, Earnings Per Share.

(4)	Operating working capital is defined as inventory plus accounts receivable minus accounts payable.

(5)
Set forth below are reconciliations of Adjusted operating income, Adjusted net income, Adjusted EPS, EBITDA and Adjusted EBITDA to the comparable measures of net income and operating income, as determined in accordance with U.S. GAAP. We have reconciled Adjusted operating income to Operating income; Adjusted net income to Net income; Adjusted EPS to EPS; consolidated EBITDA to net income; and segment EBITDA to segment operating income.

Management uses Adjusted operating income, Adjusted net income, and Adjusted EPS as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as asset impairments and restructuring expenses. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency, and a more comprehensive understanding of the information used by management in its financial and operational decision making.
EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company which results in a higher level of amortization expense at recently acquired businesses, management uses EBITDA as an internal operating metric to provide management with another representation of performance of businesses across our three segments and for enterprise valuation purposes. EBITDA is also used to calculate certain financial covenants, as discussed in Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” In addition, EBITDA has been adjusted for items that are not reflective of ongoing operations, such as asset impairments and restructuring expenses to arrive at Adjusted EBITDA. Management believes that Adjusted EBITDA is useful as a performance indicator on ongoing operations. We believe that Adjusted EBITDA is also useful to some investors as an indicator of the strength and performance of the Company's and its segments ongoing business operations and a way to evaluate and compare operating performance and value companies within our industry. The definition of Adjusted EBITDA used here may differ from that used by other companies.
The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP, and the financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Reconciliations of Consolidated EBITDA

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Net income	$279,386	$255,215	$37,630	$193,857	$157,100
+ Provision for income taxes	113,054	97,914	48,574	80,024	74,774
+ Interest expense	41,895	42,206	42,250	29,332	16,150
+ Depreciation and amortization	76,907	79,334	78,312	72,386	58,108
EBITDA	511,242	474,669	206,766	375,599	306,132
+ Restructuring expenses	13,672	—	32,473	12,314	11,095
+ Asset impairments	—	—	198,519	—	—
Adjusted EBITDA	$524,914	$474,669	$437,758	$387,913	$317,227

Net sales	$2,147,767	$2,024,130	$1,954,258	$1,838,451	$1,513,073
EBITDA margin	23.8%	23.5%	10.6%	20.4%	20.2%
Adjusted EBITDA margin	24.4%	23.5%	22.4%	21.1%	21.0%

Reconciliations of Segment EBITDA

	For the Years Ended December 31,
	2014			2013			2012
	FMT	HST	FSDP	FMT	HST	FSDP	FMT	HST	FSDP
	(In thousands)
Operating income (loss)	$216,886	$152,999	$130,494	$211,256	$136,707	$102,730	$146,650	$(62,835)	$96,120
- Other (income) expense	(560)	(542)	(990)	1,789	(508)	(342)	(25)	511	(143)
+ Depreciation and amortization	26,453	42,478	6,583	27,633	43,496	6,852	29,637	39,981	7,107
EBITDA	243,899	196,019	138,067	237,100	180,711	109,924	176,312	(23,365)	103,370
+ Restructuring expenses	6,413	4,912	1,034	—	—	—	6,262	14,744	8,340
+ Asset impairments	—	—	—	—	—	—	27,721	170,798	—
Adjusted EBITDA	$250,312	$200,931	$139,101	$237,100	$180,711	$109,924	$210,295	$162,177	$111,710

Net sales	$899,588	$752,021	$502,749	$871,814	$714,650	$445,049	$833,288	$695,235	$437,053
EBITDA margin	27.1%	26.1%	27.5%	27.2%	25.3%	24.7%	21.2%	(3.4)%	23.7%
Adjusted EBITDA margin	27.8%	26.7%	27.7%	27.2%	25.3%	24.7%	25.2%	23.3%	25.6%

Reconciliations of Consolidated Reported-to-Adjusted Operating Income and Margin

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Operating income	$431,224	$395,513	$128,218	$304,656	$249,116
+ Restructuring expenses	13,672	—	32,473	12,314	11,095
+ Asset impairments	—	—	198,519	—	—
+ CVI fair value inventory charge	—	—	—	15,802	—
Adjusted operating income	$444,896	$395,513	$359,210	$332,772	$260,211

Net sales	$2,147,767	$2,024,130	$1,954,258	$1,838,451	$1,513,073

Operating margin	20.1%	19.5%	6.6%	16.6%	16.5%
Adjusted operating margin	20.7%	19.5%	18.4%	18.1%	17.2%

Reconciliations of Segment Reported-to-Adjusted Operating Income and Margin

	For the Years Ended December 31,
	2014			2013			2012
	FMT	HST	FSDP	FMT	HST	FSDP	FMT	HST	FSDP
	(In thousands)
Operating income (loss)	$216,886	$152,999	$130,494	$211,256	$136,707	$102,730	$146,650	$(62,835)	$96,120
+ Restructuring expenses	6,413	4,912	1,034	—	—	—	6,262	14,744	8,340
+ Asset impairments	—	—	—	—	—	—	27,721	170,798	—
Adjusted operating income	$223,299	$157,911	$131,528	$211,256	$136,707	$102,730	$180,633	$122,707	$104,460

Net sales	$899,588	$752,021	$502,749	$871,814	$714,650	$445,049	$833,288	$695,235	$437,053

Operating margin	24.1%	20.3%	26.0%	24.2%	19.1%	23.1%	17.6%	(9.0)%	22.0%
Adjusted operating margin	24.8%	21.0%	26.2%	24.2%	19.1%	23.1%	21.7%	17.6%	23.9%

Reconciliations of Reported-to-Adjusted Net Income and EPS

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Net income	$279,386	$255,215	$37,630	$193,857	$157,100
+ Restructuring expenses, net of tax	9,437	—	22,926	8,716	7,517
+ Asset impairments, net of tax	—	—	163,511	—	—
+ CVI fair value inventory charge, net of tax	—	—	—	11,185	—
Adjusted net income	$288,823	$255,215	$224,067	$213,758	$164,617

EPS	$3.45	$3.09	$0.45	$2.32	$1.90
+ Restructuring expenses, net of tax	0.12	—	0.27	0.10	0.09
+ Asset impairments, net of tax	—	—	1.96	—	—
+ CVI fair value inventory charge	—	—	—	0.14	—
Adjusted EPS	$3.57	$3.09	$2.68	$2.56	$1.99

Diluted weighted average shares	80,728	82,489	83,641	83,543	81,983

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Under the Private Securities Litigation Reform Act
This management’s discussion and analysis, including, but not limited to, the section entitled “2014 Overview and Outlook”, and other portions of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These statements may relate to, among other things, capital expenditures, cost reductions, cash flow, and operating improvements and are indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “management believes,” “the Company believes,” “we believe,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from the results described in those statements. These risks and uncertainties include, but are not limited to, the risks described in Item 1A, "Risk Factors" of this report, economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries — all of which could have a material impact on our order rates and results, particularly in light of the low levels of order backlogs we typically maintain; our ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which we operate; interest rates; capacity utilization and its effect on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included in this report are only made as of the date of this report, and we undertake no obligation to update them to reflect subsequent events or circumstances. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.
2014 Overview and Outlook
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

The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within our three reportable segments, the Company maintains six platforms, where we will invest in organic growth and acquisitions with a strategic view towards a platform with the potential for at least $500 million in revenue, and seven groups, where we will focus on organic growth and strategic acquisitions. The Fluid & Metering Technologies segment contains the Energy, Water (comprised of Water Services & Technology and Diaphragm & Dosing Pump Technology), and Chemical, Food & Process platforms as well as the Agricultural group (comprised of Banjo.) The Health & Science Technologies segment contains the IDEX Optics & Photonics, Scientific Fluidics and Material Processing Technologies platforms, as well as the Sealing Solutions and the Industrial (comprised of  Micropump and Gast) groups. The Fire & Safety/Diversified Products segment is comprised of the Dispensing, Rescue, Band-It, and Fire Suppression groups. Each platform or group is comprised of one or more of our 15 reporting units: five reporting units within Fluid & Metering Technologies (Energy; Chemical, Food, & Process; Water Services & Technology; Banjo; Diaphragm & Dosing Pump Technology); six reporting units within Health & Science Technologies (IDEX Optics and Photonics; Scientific Fluidics; Material Processing Technologies; Sealing Solutions; Micropump; and Gast); and four reporting units within Fire & Safety/Diversified Products (Dispensing, Rescue, Band-It, and Fire Suppression).
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
Our 2014 financial results are as follows:

•	Sales of $2.1 billion increased 6%; organic sales — excluding acquisitions and foreign currency translation — were up 5%.

•	Operating income of $431.2 million increased 9% and operating margin of 20.1% was up 60 basis points from the prior year.

•	Net income increased 9% to $279.4 million.

•	Diluted EPS of $3.45 increased $0.36 or 12% compared to 2013.
Our 2014 financial results, adjusted for $13.7 million of restructuring costs, are as follows (These non-GAAP measures have been reconciled to U.S. GAAP measures in Item 6, "Selected Financial Data"):

•	Adjusted operating income of $444.9 million increased 12% and adjusted operating margin of 20.7% was up 120 basis points from the prior year.

•	Adjusted net income of $288.8 million is 13% higher than the prior year of $255.2 million.

•	Adjusted EPS of $3.57 was 16% higher than the prior year EPS of $3.09.
Overall, we believe we are operating in a challenging market environment, which will continue throughout 2015. On a regional basis, we anticipate North American demand will be solid, the European market will remain soft throughout 2015, and Asia will be volatile. For 2015, based on the Company’s current outlook, we anticipate 1 to 2 percent organic revenue growth and EPS of $3.65 to $3.75.

Results of Operations
The following is a discussion and analysis of our results of operations for each of the three years in the period ended December 31, 2014. For purposes of this Item, reference is made to the Consolidated Statements of Operations in Part II, Item 8, “Financial Statements and Supplementary Data.” Segment operating income excludes unallocated corporate operating expenses. Management's primary measurements of segment performance are sales, operating income, and operating margin.
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
Performance in 2014 Compared with 2013

(In thousands)	2014	2013	Change
Net sales	$2,147,767	$2,024,130	6%
Operating income	431,224	395,513	9%
Operating margin	20.1%	19.5%	60	bps
Sales in 2014 were $2.1 billion, a 6% increase from the comparable period last year. This increase reflects a 5% increase in organic sales and 1% from acquisitions (Aegis — April 2014 and FTL — March 2013). Organic sales to customers outside the U.S. represented approximately 50% of total sales in 2014 compared with 51% in 2013.

In 2014, Fluid & Metering Technologies contributed 42% of sales and 43% of operating income; Health & Science Technologies contributed 35% of sales and 31% of operating income; and Fire & Safety/Diversified Products contributed 23% of sales and 26% of operating income.
Gross profit of $949.3 million in 2014 increased $76.0 million, or 9%, from 2013, while gross margins were 44.2% in 2014 and 43.1% in 2013. The increases are mainly attributable to increased sales volume, favorable net material costs as well as benefits from productivity initiatives.
SG&A expenses increased to $504.4 million in 2014 from $477.9 million in 2013. The $26.6 million increase reflects approximately $4.0 million of incremental costs from new acquisitions and $22.6 million of volume-related expenses. As a percentage of sales, SG&A expenses were 23.5% for 2014 and 23.6% for 2013.
During 2014, the Company recorded pre-tax restructuring expenses totaling $13.7 million. No restructuring expenses were recorded in 2013. The 2014 restructuring expenses were mainly attributable to employee severance related to head count reductions across all three segments and corporate.
Operating income of $431.2 million in 2014 increased from the $395.5 million recorded in 2013, primarily reflecting an increase in volume, improved productivity partially offset by the $13.7 million of restructuring-related charges recorded in 2014. Operating margin of 20.1% in 2014 was up from 19.5% in 2013 primarily due to volume leverage and productivity partially offset by the restructuring-related charges in 2014.
Other (income) expense increased $3.3 million from other expense of $0.2 million in 2013 to $3.1 million of income in 2014 mainly due to a favorable impact from foreign currency transactions and an increase in interest income.
Interest expense decreased slightly to $41.9 million in 2014 from $42.2 million in 2013. The decrease was principally due to lower interest rates.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $113.1 million in 2014 compared to $97.9 million in 2013. The effective tax rate increased to 28.8% in 2014 compared to 27.7% in 2013, due to a mix of global pre-tax income among jurisdictions and the 2012 U.S. R&D credit in 2013, which was retroactively reinstated to January 1, 2012 as a result of the the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013.
Net income for the year of $279.4 million increased from the $255.2 million earned in 2013. Diluted earnings per share in 2014 of $3.45 increased $0.36 from $3.09 in 2013 due to higher net income and lower share count resulting from share repurchases.
Fluid & Metering Technologies Segment

(In thousands)	2014	2013	Change
Net sales	$899,588	$871,814	3%
Operating income	216,886	211,256	3%
Operating margin	24.1%	24.2%	(10)	bps
Sales of $899.6 million increased $27.8 million, or 3%, in 2014 compared with 2013. This increase reflected 2% organic growth and 1% acquisition. The increase in organic sales was attributable to growth across all our platforms and groups within the segment. In 2014, organic sales increased approximately 4% domestically and 1% internationally. Organic sales to customers outside the U.S. were approximately 45% of total segment sales in 2014, compared with 46% in 2013.
Sales within our Energy platform increased modestly compared to 2013, due to the strength of the LPG and refined fuel markets. Sales have grown in the North American and Asian markets, while Europe and the Middle East sales have declined, due to the fall in oil prices and large project delays. Sales within our CFP platform increased compared to 2013 on continued strength of the North American industrial distribution and chemical markets. This increase was partially offset by a decline in CFP chemical sales in Europe due to a lack of project activity. Sales within our Agriculture group increased slightly driven by strong aftermarket demand in North America, which was offset by weak OEM demand due to falling farm income. The sales increase in WST was driven by share gains from new products and increased global project activity. DDPT saw modest sales growth due to softness in the Asian and European markets, offset by a pickup in the Middle East and the semiconductor markets.

Operating income of $216.9 million was higher than the $211.3 million recorded in 2013, while operating margin of 24.1% was lower than the 24.2% recorded in 2013, primarily due to $6.4 million of restructuring charges recorded in 2014, partially offset by volume leverage and productivity initiatives.
Health & Science Technologies Segment

(In thousands)	2014	2013	Change
Net sales	$752,021	$714,650	5%
Operating income	152,999	136,707	12%
Operating margin	20.3%	19.1%	120	bps
Sales of $752.0 million increased $37.4 million, or 5%, in 2014 compared with 2013. This increase reflected 4% growth in organic sales and 1% favorable foreign currency translation. In 2014, organic sales increased 7% domestically and 1% internationally. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in 2014 compared with 53% in 2013.
Sales within our MPT platform increased compared to 2013 due to large projects in the Asian food and pharmaceutical markets. Sales within our Scientific Fluidics platform increased after pausing in the middle part of 2014 as customers right-sized their inventory. In the latter part of 2014 we saw increased demand from the core biotech, in-vitro diagnostic and analytical instrumentation markets. Sales within our Sealing Solutions group increased compared to 2013 due to strong growth in the semiconductor and marine diesel markets, partially offset by softness in oil & gas towards year end due to declining oil prices. Sales within our IOP platform were flat when compared to 2013, primarily from continued slow demand in the industrial and life sciences markets. Sales in our Industrial group increased compared to 2013 due strong growth in the North American distribution markets, and the success of new product introductions.
Operating income and operating margin of $153.0 million and 20.3%, respectively, in 2014 were up from $136.7 million and 19.1%, respectively, recorded in 2013, primarily due to volume leverage and productivity initiatives, partially offset by $4.9 million of restructuring charges recorded in 2014.
Fire & Safety/Diversified Products Segment

(In thousands)	2014	2013	Change
Net sales	$502,749	$445,049	13%
Operating income	130,494	102,730	27%
Operating margin	26.0%	23.1%	290	bps
Sales of $502.7 million increased $57.7 million, or 13%, in 2014 compared with 2013. This increase was driven entirely by organic growth. In 2014, organic sales increased 17% domestically and 9% internationally. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in 2014, compared with 56% in 2013.
Sales within our Dispensing group increased due to the fulfillment of a large order in the first quarter of 2014 and the strength of Asian and Western European markets. The sales increase within our Band-It group was driven by continued strength in the transportation, cable management and industrial industries, offset by declines in oil and gas application markets to close out the year. Sales within our Fire Suppression group increased as a result of orders for fire suppression trailers at power production facilities and stable project orders in China and North America. Sales within our Rescue group decreased slightly, due to delayed decision making for municipal projects in Europe and Asia.
Operating income and operating margin of $130.5 million and 26.0%, respectively, were higher than the $102.7 million and 23.1% recorded in 2013, primarily due to volume leverage, partially offset by $1.0 million of restructuring charges recorded in 2014.

Performance in 2013 Compared with 2012

(In thousands)	2013	2012	Change
Net sales	$2,024,130	$1,954,258	4%
Operating income	395,513	128,218	208%
Operating margin	19.5%	6.6%	1,290	bps
Sales in 2013 were $2.0 billion, a 4% increase from 2012. This increase reflects a 2% increase in organic sales and 2% from acquisitions (ERC — April 2012, Matcon — July 2012 and FTL —March 2013). Organic sales to customers outside the U.S. represented approximately 51% of total sales in the period compared with 50% in 2012.
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
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $97.9 million in 2013 compared to $48.6 million in 2012. The effective tax rate decreased to 27.7% in 2013 compared to 56.3% in 2012, mainly due to the 2012 asset impairment charge recorded in the fourth quarter of 2012. The impairment charge increased our 2012 effective tax rate by 26.9%. Our effective tax rate was also impacted by recognition of the 2012 U.S. R&D credit in 2013 due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013 which reinstated the U.S. R&D Credit retroactively to January 1, 2012, recognition of additional UK R&D tax benefits, revaluation of the UK deferred tax liability due to the reduction in the UK statutory tax rate, the settlement of the contingent consideration agreement related to the Matcon business acquired in July 2012, and the mix of global pre-tax income among jurisdictions.
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
Sales within our MPT platform increased compared to 2012 due to large projects in the pharmaceutical and chemical markets, driven by released capital spending, particularly in North America and Europe. Sales within our Scientific Fluidics platform increased on the success of new products introduced throughout 2013 and share gains. In the latter part of 2013, Scientific Fluidics benefited from the the easing of National Institute of Health funding constraints, which opened up further spending in our core Analytical Instruments and In Vitro Diagnostic markets. Sales within our Specialty Seals group increased compared to 2012 due to a full nine months of sales from FTL, acquired in March 2013, continued strong growth in oil & gas, and stability in the scientific and commercial aircraft end markets. Sales within our IOP platform decreased compared to 2012, primarily from continued weak demand in the defense, biotechnology and electronics end markets as well as the decision to exit certain product lines. Sales in our Industrial group decreased compared to 2012 due to several original equipment manufacturer orders that did not repeat in 2013.
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
Sales within our Dispensing group decreased due to the fulfillment of a large replenishment order in the first half of 2012. However, excluding this order, sales increased on strength in our core North American markets, driven by low volatile organic compound programs, and expanded sales from our low-end automatic dispenser, X-Smart, in EMEA and Asia. The sales increase within our Band-It group was driven by general strength in the oil and gas applications market and large automotive blanket orders for new vehicle platforms in North America. Sales within our Fire Suppression group increased as a result of orders for fire suppression trailers at power production facilities, project orders in China, and a stable core business in North America and Western Europe. Sales within our Rescue group increased as a result of robust demand for our rescue tools within the North American and European markets.
Operating income and operating margin of $102.7 million and 23.1%, respectively, were higher than the $96.1 million and 22.0% recorded in 2012, primarily due to the impact of the $8.3 million of restructuring charges recorded in 2012, as well as volume leverage, partially offset by mix across businesses.

Liquidity and Capital Resources
Operating Activities
Cash flows from operating activities decreased $33.6 million, or 8.4%, to $368.0 million in 2014, primarily due to higher investments in working capital, partially offset by an increase in net income and accrued expenses. At December 31, 2014, working capital was $663.8 million and the Company’s current ratio was 2.61 to 1. At December 31, 2014, the Company’s cash and cash equivalents totaled $509.1 million, of which $403.5 million was held outside of the United States.
Investing Activities
Cash flow used in investing activities increased $4.1 million, or 6.0% to $72.3 million in 2014, primarily as a result of higher capital expenditures, partially offset by lower cash paid for acquisitions.
Cash flows from operations were more than adequate to fund capital expenditures of $48.0 million and $31.5 million in 2014 and 2013, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, although a portion was for business system technology, replacement of equipment, and construction of new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.
The Company acquired Aegis Flow Technologies ("Aegis") in April 2014 for cash consideration of $25.4 million, and FTL Seals Technology, Ltd ("FTL") in March 2013 for cash consideration of $34.5 million (£23.1 million). The entire purchase price for both acquisitions was funded with borrowings under the Company's bank credit facility.
Financing Activities
Cash flow used in financing activities decreased $35.0 million, or 16.0% to $184.1 million in 2014, primarily as a result of increased borrowings, net of payments, of $119.4 million under our credit facility, partially offset by an increase of $12.8 million of dividends paid, $18.1 million of lower proceeds from the exercise of stock options, and an increase of $52.4 million in purchases of common stock.
The Company maintains a revolving credit facility (the “Revolving Facility”), which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At December 31, 2014, $115.0 million was outstanding under the Revolving Facility, with $7.4 million of outstanding letters of credit. The net available borrowing capacity under the Revolving Facility at December 31, 2014, was approximately $577.6 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. This applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at December 31, 2014, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.
On June 9, 2010, the Company completed a private placement of €81.0 million aggregate principal amount of 2.58% Series 2010 Senior Euro Notes due June 9, 2015 (“2.58% Senior Euro Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future, provided that the aggregate principal amount outstanding under the agreement at any time does not exceed $750.0 million. The 2.58% Senior Euro Notes bear interest at a rate of 2.58% per annum, which is payable semi-annually in arrears on each June 9th and December 9th and will mature on June 9, 2015. The 2.58% Senior Euro Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the 2.58% Senior Euro Notes; provided that any such portion is greater than 5% of the aggregate principal amount of notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company would be required to pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2.58% Senior Euro Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the 2.58% Senior Euro Notes affected thereby may declare all the 2.58% Senior Euro Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2.58% Senior Euro Notes may declare all the 2.58% Senior Euro Notes to be due and payable immediately.
As of December 31, 2014, the Company included the outstanding balance of the 2.58% Senior Euro Notes, $98.5 million, within Current liabilities on the Consolidated Balance Sheet as the maturity date is within twelve months and the Company expects to repay the principal balance using cash on the balance sheet.
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
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At December 31, 2014, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 12.72 to 1 and the leverage ratio was 1.69 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

On November 6, 2014 the Company’s Board of Directors approved an increase of $400.0 million in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation. During 2014, the Company purchased a total of 3.0 million shares at a cost of $222.5 million, of which $2.6 million was settled in January 2015, compared to 2.9 million shares purchased at a cost of $167.5 million in 2013. As of December 31, 2014, there was $545 million of repurchase authorization remaining.
The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements, authorized share repurchases and annual dividend payments to holders of the Company’s common stock for the next twelve months. Additionally, in the event that suitable businesses are available for acquisition on acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of December 31, 2014, $115.0 million was outstanding under the Revolving Facility, with $7.4 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at December 31, 2014 of approximately $577.6 million.

Contractual Obligations
Our contractual obligations include pension and postretirement medical benefit plans, rental payments under operating leases, payments under capital leases, and other long-term obligations arising in the ordinary course of business. There are no identifiable events or uncertainties, including the lowering of our credit rating, which would accelerate payment or maturity of any of these commitments or obligations.
The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2014, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional detail regarding these obligations is provided in the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Payments Due by Period	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Borrowings (1)	$1,051,512	$130,613	$172,774	$56,400	$691,725
Operating lease obligations	52,494	16,206	19,702	9,581	7,005
Capital lease obligations (2)	2,195	499	1,594	102	—
Purchase obligations (3)	92,006	88,506	3,366	119	15
Pension and post-retirement obligations	104,147	9,038	19,707	21,437	53,965
Total contractual obligations (4)	$1,302,354	$244,862	$217,143	$87,639	$752,710

(1)	Includes interest payments based on contractual terms and current interest rates for variable debt.

(2)	Consists primarily of tangible personal property leases.

(3)	Consists primarily of inventory commitments.

(4)	Comprises liabilities recorded on the balance sheet of $956.3 million, and obligations not recorded on the balance sheet of $346.1 million.

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
The key assumptions are updated every year for each reporting unit for the income and market methodology used to determine fair value. Various assumptions are utilized including forecasted operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, market data and market multiples. The assumptions that have the most significant effect on the fair value calculation are the weighted average cost of capital, the market multiples and terminal growth rates. The 2014 and 2013 ranges for these three assumptions utilized by the Company are as follows:

Assumptions	2014 Range	2013 Range
Weighted average cost of capital	10.0% to 14.0%	10.0% to 14.5%
Market multiples	7.5x to 12.5x	7.5x to 14.5x
Terminal growth rates	3.0% to 3.5%	3.0% to 3.5%
In assessing the fair value of the reporting units, the Company considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on comparing the reporting unit to comparable publicly traded companies. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, net working capital requirements, long term growth rate and discount rates. Weighting was equally attributed to both the market and income approaches (50% each) in arriving at the fair value of the reporting units.
In 2014 and 2013, there were no triggering events or changes in circumstances that would have required a review other than as of our annual test date. Based on the results of our measurement as of October 31, 2014, all reporting units had a fair value that was greater than 100% in excess of carrying value, except for our IOP reporting unit, which had a fair value that was greater than 15% in excess of carrying value.
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
In 2014 and 2013, there were no triggering events or changes in circumstances that would have required a review other than as of our annual test date. Based on the results of our measurement as of October 31, 2014, the fair value of the Banjo trade name was greater than 40% in excess of carrying value.

A long-lived asset impairment exists when the carrying amount of the asset exceeds its fair value. Assessments of possible impairments of long-lived assets are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair value of the related assets. In 2014 and 2013, the Company concluded that certain long lived assets had a fair value that was less than the carrying value of the assets, resulting in $2.5 million and $2.7 million, respectively, of impairment charges.
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
The Society of Actuaries recently released revised mortality tables, which update life expectancy assumptions. In consideration of these tables, we modified the mortality assumptions used in determining our pension and post-retirement benefit obligations as of December 31, 2014, which will have a related impact on our annual benefit expense in future years. The new mortality tables may result in additional funding requirements dependent upon the funded status of our plans. These expectations presume all other assumptions remain constant and there are no changes to applicable funding regulations.
Changes in the discount rate assumptions will impact the (gain) loss amortization and interest cost components of the projected benefit obligation (PBO), which in turn, may impact the Company’s funding decisions if the PBO exceeds plan assets. Each 100 basis point increase in the discount rate will cause a corresponding decrease in the PBO of approximately $27 million based upon the December 31, 2014 data. Each 100 basis point decrease in the discount rate will cause a corresponding increase in the PBO of approximately $33 million based upon the December 31, 2014 data.

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
The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar, Indian Rupee and Chinese Renminbi. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction losses for the period ending December 31, 2014, 2013 and 2012 were $0.9 million, $2.2 million, and $2.3 million, respectively, and are reported within Other (income) expense-net on the Consolidated Statements of Operations.

The Company’s interest rate exposure is primarily related to its $864.0 million of total debt outstanding at December 31, 2014. Approximately 13% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.6 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

Item 8.         Financial Statements and Supplementary Data.

IDEX CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(In thousands except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$509,137	$439,629
Receivables — net	256,040	253,226
Inventories	237,631	230,967
Other current assets	72,983	67,131
Total current assets	1,075,791	990,953
Property, plant and equipment — net	219,543	213,488
Goodwill	1,321,277	1,349,456
Intangible assets — net	271,164	311,227
Other noncurrent assets	20,295	22,453
Total assets	$2,908,070	$2,887,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$127,462	$133,312
Accrued expenses	163,409	150,751
Short-term borrowings	98,946	1,871
Dividends payable	22,151	18,675
Total current liabilities	411,968	304,609
Long-term borrowings	765,006	772,005
Deferred income taxes	130,368	144,908
Other noncurrent liabilities	114,277	93,066
Total liabilities	1,421,619	1,314,588
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: none	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value; Issued: 89,761,305 shares at December 31, 2014 and 89,154,190 shares at December 31, 2013	898	892
Additional paid-in capital	647,553	607,766
Retained earnings	1,483,821	1,293,740
Treasury stock at cost: 10,995,361 shares at December 31, 2014 and 7,958,510 shares at December 31, 2013	(553,543)	(326,104)
Accumulated other comprehensive loss	(92,278)	(3,305)
Total shareholders’ equity	1,486,451	1,572,989
Total liabilities and shareholders’ equity	$2,908,070	$2,887,577
See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands except per share amounts)
Net sales	$2,147,767	$2,024,130	$1,954,258
Cost of sales	1,198,452	1,150,766	1,150,558
Gross profit	949,315	873,364	803,700
Selling, general and administrative expenses	504,419	477,851	444,490
Asset impairments	—	—	198,519
Restructuring expenses	13,672	—	32,473
Operating income	431,224	395,513	128,218
Other (income) expense — net	(3,111)	178	(236)
Interest expense	41,895	42,206	42,250
Income before income taxes	392,440	353,129	86,204
Provision for income taxes	113,054	97,914	48,574
Net income	$279,386	$255,215	$37,630
Earnings per common share:
Basic earnings per common share	$3.48	$3.11	$0.45
Diluted earnings per common share	$3.45	$3.09	$0.45
Share data:
Basic weighted average common shares outstanding	79,715	81,517	82,689
Diluted weighted average common shares outstanding	80,728	82,489	83,641

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$279,386	$255,215	$37,630
Other comprehensive income (loss)
Reclassification adjustments for derivatives, net of tax	4,510	4,738	4,780
Pension and other postretirement adjustments, net of tax	(16,459)	21,788	(7,159)
Cumulative translation adjustment	(77,024)	13,572	14,445
Comprehensive income	$190,413	$295,313	$49,696

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Treasury Stock	Total Shareholders’ Equity
			Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Gain (Loss) on Derivatives
	(In thousands except share and per share amounts)
Balance, December 31, 2011	$490,988	$1,142,412	$24,194	$(38,486)	$(41,177)	$(64,796)	$1,513,135
Net income	—	37,630	—	—	—	—	37,630
Cumulative translation adjustment	—	—	14,445	—	—	—	14,445
Net change in retirement obligations (net of tax benefit of $1,647)	—	—	—	(7,159)	—	—	(7,159)
Net change on derivatives designated as cash flow hedges (net of tax of $2,791)	—	—	—	—	4,780	—	4,780
Issuance of 1,826,977 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans (net of tax of $4,865)	49,721	—	—	—	—	—	49,721
Repurchase of 2,182,946 shares of common stock	—					(89,563)	(89,563)
Share-based compensation	10,850	—	—	—	—	—	10,850
Unvested shares surrendered for tax withholding	—	—	—	—	—	(2,340)	(2,340)
Cash dividends declared — $.80 per common share outstanding	—	(66,501)	—	—	—	—	(66,501)
Balance, December 31, 2012	$551,559	$1,113,541	$38,639	$(45,645)	$(36,397)	$(156,699)	$1,464,998
Net income	—	255,215	—	—	—	—	255,215
Cumulative translation adjustment	—	—	13,572	—	—	—	13,572
Net change in retirement obligations (net of tax of $13,085)	—	—	—	21,788	—	—	21,788
Net change on derivatives designated as cash flow hedges (net of tax of $2,692)	—	—	—	—	4,738	—	4,738
Issuance of 1,471,568 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans (net of tax of $4,514)	43,749	—	—	—	—	—	43,749
Repurchase of 2,916,280 shares of common stock	—	—	—	—	—	(167,503)	(167,503)
Share-based compensation	13,350	—	—	—	—	—	13,350
Unvested shares surrendered for tax withholding	—	—	—	—	—	(1,902)	(1,902)
Cash dividends declared — $.89 per common share outstanding	—	(75,016)	—	—	—	—	(75,016)
Balance, December 31, 2013	$608,658	$1,293,740	$52,211	$(23,857)	$(31,659)	$(326,104)	$1,572,989
Net income	—	279,386	—	—	—	—	279,386
Cumulative translation adjustment	—	—	(77,024)	—	—	—	(77,024)
Net change in retirement obligations (net of tax benefit of $6,852)	—	—	—	(16,459)	—	—	(16,459)
Net change on derivatives designated as cash flow hedges (net of tax of $2,713)	—	—	—	—	4,510	—	4,510
Issuance of 571,751 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans (net of tax of $3,425)	23,195	—	—	—	—	—	23,195
Repurchase of 2,970,461 shares of common stock	—	—	—	—	—	(222,487)	(222,487)
Share-based compensation	16,598	—	—	—	—	—	16,598
Unvested shares surrendered for tax withholding	—	—	—	—	—	(4,952)	(4,952)
Cash dividends declared — $1.12 per common share outstanding	—	(89,305)	—	—	—	—	(89,305)
Balance, December 31, 2014	$648,451	$1,483,821	$(24,813)	$(40,316)	$(27,149)	$(553,543)	$1,486,451
See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities
Net income	$279,386	$255,215	$37,630
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	(351)	(96)	—
Asset impairments	2,473	2,747	198,519
Depreciation and amortization	33,720	35,007	36,827
Amortization of intangible assets	43,187	44,327	41,485
Amortization of debt issuance expenses	1,723	1,703	1,685
Share-based compensation expense	20,717	16,993	13,102
Deferred income taxes	(8,593)	(3,156)	(37,229)
Excess tax benefit from share-based compensation	(6,275)	(8,560)	(4,474)
Non-cash interest expense associated with forward starting swaps	7,223	7,430	7,637
Changes in (net of the effect from acquisitions):
Receivables	(11,110)	6,195	12,747
Inventories	(7,821)	9,088	23,799
Other current assets	(5,201)	6,562	(12,127)
Trade accounts payable	(2,466)	15,460	(1,376)
Accrued expenses	23,760	11,790	9,944
Other — net	(2,411)	817	(1,989)
Net cash flows provided by operating activities	367,961	401,522	326,180
Cash flows from investing activities
Purchases of property, plant and equipment	(47,997)	(31,536)	(35,807)
Acquisition of businesses, net of cash acquired	(25,443)	(36,849)	(68,930)
Proceeds from fixed asset disposals	1,460	567	—
Other — net	(280)	(344)	(529)
Net cash flows used in investing activities	(72,260)	(68,162)	(105,266)
Cash flows from financing activities
Borrowings under revolving credit facilities	165,014	73,101	129,479
Payments under revolving credit facilities	(61,951)	(89,478)	(158,825)
Dividends paid	(85,726)	(72,905)	(64,087)
Proceeds from stock option exercises	17,161	35,306	45,771
Excess tax benefit from share-based compensation	6,275	8,560	4,474
Purchase of common stock	(219,893)	(167,503)	(89,563)
Unvested shares surrendered for tax withholding	(4,952)	(1,902)	(2,340)
Other	—	(4,224)	(1,394)
Net cash flows used in financing activities	(184,072)	(219,045)	(136,485)
Effect of exchange rate changes on cash and cash equivalents	(42,121)	6,450	4,176
Net increase in cash	69,508	120,765	88,605
Cash and cash equivalents at beginning of year	439,629	318,864	230,259
Cash and cash equivalents at end of period	$509,137	$439,629	$318,864
Supplemental cash flow information
Cash paid for:
Interest	$32,565	$33,432	$32,639
Income taxes	122,295	73,657	87,603
Significant non-cash activities:
Contingent consideration for acquisition	—	—	8,370
Debt acquired with acquisition of business	—	—	4,680

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

Advertising Costs
Advertising costs of $14.5 million, $14.6 million and $15.3 million for 2014, 2013 and 2012, respectively, are expensed as incurred within Selling, general and administrative expenses.
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
A long-lived asset impairment exists when the carrying amount of the asset exceeds its fair value. Assessments of possible impairments of long-lived assets are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair value of the related assets. In 2014, 2013 and 2012, the Company concluded that certain long lived assets had a fair value that was less than the carrying value of the assets, resulting in $2.5 million, $2.7 million and $7.0 million, respectively, of long-lived asset impairment charges.
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
ASC 260 concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share were computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $1.3 million, $1.2 million and $0.1 million in 2014, 2013 and 2012, respectively.
Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	2014	2013	2012
	(In thousands)
Basic weighted average common shares outstanding	79,715	81,517	82,689
Dilutive effect of stock options, unvested shares, performance share units and DCUs	1,013	972	952
Diluted weighted average common shares outstanding	80,728	82,489	83,641
Options to purchase approximately 0.5 million, zero and 1.2 million shares of common stock in 2014, 2013 and 2012, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.
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
Certain identifiable intangible assets are amortized over their estimated useful lives using the straight-line method. The estimated useful lives used in the computation of amortization of identifiable intangible assets are as follows:

Patents	5 to 17 years
Trade names	10 to 20 years
Customer relationships	5 to 20 years
Non-compete agreements	3 years
Unpatented technology and other	5 to 20 years
Research and Development Expenditures
Costs associated with research and development are expensed in the period incurred and are included in Cost of sales within the Consolidated Statements of Operations. Research and development expenses, which include costs associated with developing new products and major improvements to existing products, were $36.8 million, $33.0 million and $36.4 million in 2014, 2013 and 2012, respectively.

Foreign Currency Translation
The functional currency of substantially all operations outside the United States is the respective local currency. Accordingly, those foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from changes in exchange rates from year to year have been reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The foreign currency transaction losses for the period ending December 31, 2014, 2013 and 2012 were $0.9 million, $2.2 million, and $2.3 million, respectively, and are reported within Other (income) expense-net on the Consolidated Statements of Operations.
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

2.    Acquisitions
All of the Company’s acquisitions have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition. The results of operations of the acquired companies have been included in the Company’s consolidated results since the date of each acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on the Company’s consolidated results of operations individually or in aggregate.
2014 Acquisitions
On April 28, 2014, the Company acquired the stock of Aegis Flow Technologies ("Aegis"), a leader in the design, manufacture and sale of specialty chemical processing valves for use in the chemical, petro-chemical, chlor-alkali, pharmaceutical, semiconductor and pulp/paper industries. Located in Geismar, Louisiana, Aegis has annual revenues of approximately $15.0 million and operates in our Chemical, Food & Process platform within our Fluid & Metering
Technologies segment. Aegis was acquired for cash consideration of approximately $25 million. The entire purchase price was funded with borrowings under the Company's Revolving Facility. Goodwill and intangible assets recognized as part of this transaction were $7.7 million and $8.8 million, respectively. The $7.7 million of goodwill is deductible for tax purposes.
The purchase price for Aegis has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition.

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

(In thousands)
Accounts receivable	$1,147
Inventory	6,230
Other current assets, net of cash acquired	232
Property, plant and equipment	2,988
Goodwill	7,711
Intangible assets	8,770
Total assets acquired	27,078
Total liabilities assumed	(1,633)
Net assets acquired	$25,445

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisitions reflects the strategic fit and revenue and earnings growth potential of these businesses.
The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands, except weighted average life)	Total	Weighted Average Life
Trade names	$3,304	15
Customer relationships	4,393	13.5
Unpatented technology	1,073	7.5
Total acquired intangible assets	$8,770
The Company incurred $1.7 million of acquisition-related transaction costs in 2014. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company incurred $1.3 million of non-cash acquisition fair value inventory charges in 2014. These charges were recorded in cost of sales.
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
The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands, except weighted average life)	Total	Weighted Average Life
Trade names	$1,005	15
Non-compete agreements	224	3
Customer relationships	10,950	9
Unpatented technology	837	8
Total acquired intangible assets	$13,016
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

On July 20, 2012, the Company acquired the stock of Matcon. Matcon is a global leader in material processing solutions for high value powders used in the manufacture of pharmaceuticals, food, plastics, and fine chemicals. Matcon’s innovative products include the original cone valve powder discharge system and filling, mixing and packaging systems, all of which support their customers’ automation and process requirements. Matcon’s products are critical to their customers’ need to maintain clean, reliable and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing. Located in Evesham, Worcestershire, England, Matcon operates within the Health & Science Technologies segment in the MPT platform. The Company acquired Matcon for an aggregate purchase price of $45.8 million (£29.1 million), consisting of $35.0 million in cash, $2.4 million of working capital adjustments paid in the second quarter of 2013, and contingent consideration valued at $8.4 million as of the opening balance sheet date. The contingent consideration amount was based on 2012 and 2013 earnings before interest, income taxes, depreciation and amortization for Matcon. In April 2013, the Company paid $3.8 million on the contingent consideration arrangement based on Matcon's 2012 operating results. In November 2013, the Company paid $1.1 million of the contingent consideration arrangement based on a settlement agreement with the sellers and the remaining amount was recognized as a benefit within Selling, general and administrative expenses.
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

3.    Balance Sheet Components

	December 31,
	2014	2013
	(In thousands)
RECEIVABLES
Customers	$260,412	$255,992
Other	2,589	3,075
Total	263,001	259,067
Less allowance for doubtful accounts	6,961	5,841
Total receivables — net	$256,040	$253,226
INVENTORIES
Raw materials and components parts	$137,584	$133,470
Work in process	37,178	41,895
Finished goods	62,869	55,602
Total	$237,631	$230,967
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	$31,121	$32,723
Buildings and improvements	148,749	150,316
Machinery, equipment and other	311,036	300,858
Office and transportation equipment	98,279	95,923
Construction in progress	14,335	9,201
Total	603,520	589,021
Less accumulated depreciation and amortization	383,977	375,533
Total property, plant and equipment — net	$219,543	$213,488
ACCRUED EXPENSES
Payroll and related items	$64,124	$63,297
Management incentive compensation	21,567	20,949
Income taxes payable	9,305	11,746
Insurance	10,058	7,741
Warranty	7,196	4,888
Deferred revenue	11,813	9,455
Restructuring	6,056	—
Liability for uncertain tax positions	2,084	1,201
Accrued interest	1,738	1,354
Other	29,468	30,120
Total accrued expenses	$163,409	$150,751
OTHER NONCURRENT LIABILITIES
Pension and retiree medical obligations	$90,584	$67,777
Liability for uncertain tax positions	2,471	4,624
Deferred revenue	4,612	5,578
Other	16,610	15,087
Total other noncurrent liabilities	$114,277	$93,066

The following table presents the valuation and qualifying account activity for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS (1)
Beginning balance January 1	$5,841	$5,596	$5,860
Charged to costs and expenses, net of recoveries	2,643	2,288	653
Utilization	(1,195)	(1,921)	(1,151)
Currency translation and other	(328)	(122)	234
Ending balance December 31	$6,961	$5,841	$5,596

(1)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.

4.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for 2014 and 2013, by business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
	(In thousands)
Goodwill	$545,046	$703,024	$274,288	$1,522,358
Accumulated goodwill impairment losses	(20,721)	(149,820)	(30,090)	(200,631)
Balance at January 1, 2013	524,325	553,204	244,198	1,321,727
Acquisitions (Note 2)	—	17,994	—	17,994
Foreign currency translation	3,719	477	5,539	9,735
Balance at December 31, 2013	528,044	571,675	249,737	1,349,456
Acquisitions (Note 2)	7,711	—	—	7,711
Foreign currency translation	(11,606)	(8,210)	(16,074)	(35,890)
Balance at December 31, 2014	$524,149	$563,465	$233,663	$1,321,277

ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed.
Goodwill and other acquired intangible assets with indefinite lives were tested for impairment as of October 31, 2014, the Company's annual impairment date. In assessing the fair value of the reporting units, the Company considers both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on comparing the reporting unit to comparable publicly traded companies. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, net working capital requirements, long-term growth rate and discount rates. Weighting was equally attributed to both the market and income approaches (50% each) in arriving at the fair value of the reporting units.
There were no triggering events or changes in circumstances that would have required a review other than as of our annual test date, in 2014 or 2013. Based on the results of our measurement at October 31, 2014, all reporting units had a fair value that was greater than 100% in excess of carrying value, except for our IOP reporting unit, which had a fair value that was greater than 15% in excess of carrying value.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2014 and 2013:

	At December 31, 2014				At December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
		(In thousands)				(In thousands)
Amortizable intangible assets
Patents	$10,016	$(5,313)	$4,703	11	$10,673	$(5,179)	$5,494
Trade names	104,118	(32,881)	71,237	16	104,582	(28,310)	76,272
Customer relationships	222,486	(126,193)	96,293	11	242,674	(121,092)	121,582
Non-compete agreements	840	(636)	204	3	3,769	(3,272)	497
Unpatented technology	69,760	(35,165)	34,595	11	75,528	(32,905)	42,623
Other	7,034	(5,002)	2,032	10	6,958	(4,299)	2,659
Total amortizable intangible assets	414,254	(205,190)	209,064		444,184	(195,057)	249,127
Unamortized intangible assets
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Total intangible assets	$476,354	$(205,190)	$271,164		$506,284	$(195,057)	$311,227
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
In 2014 and 2013, there were no triggering events or changes in circumstances that would have required a review other than as of our annual test date. Based on the results of our measurement as of October 31, 2014, the fair value of the Banjo trade name was greater than 40% in excess of carrying value.
Amortization of intangible assets was $43.2 million, $44.3 million and $41.5 million in 2014, 2013 and 2012, respectively. Based on intangible asset balances as of December 31, 2014, amortization expense is expected to approximate $40.4 million in 2015, $38.5 million in 2016, $29.8 million in 2017, $18.9 million in 2018 and $14.9 million in 2019.

5.    Borrowings
Borrowings at December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(In thousands)
Revolving Facility	$115,000	$10,000
4.2% Senior Notes, due December 2021	349,351	349,272
4.5% Senior Notes, due December 2020	298,975	298,828
2.58% Senior Euro Notes, due June 2015	98,456	111,505
Other borrowings	2,170	4,271
Total borrowings	863,952	773,876
Less current portion	98,946	1,871
Total long-term borrowings	$765,006	$772,005
On June 27, 2011 the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”), as borrowers with Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, and other lenders party thereto which provided for a new revolving credit facility (the “Revolving Facility”). The Revolving Facility replaced the Company’s previous $600.0 million credit facility, which expired in December 2011.
The Revolving Facility is in an aggregate principal amount of $700.0 million with a maturity date of June 27, 2016. Up to $75.0 million of the Revolving Facility is available for the issuance of letters of credit. Additionally, up to $25.0 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.
Proceeds of the Revolving Facility are available for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments may not exceed $950.0 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. Under the Credit Agreement, Fast & Fluid Management Europe B.V., (“FME”) and IDEX UK Ltd. (“IDEX UK”) were approved by the lenders as designated borrowers. At December 31, 2014, FME and IDEX UK had no borrowings under the Revolving Facility.

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at December 31, 2014, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.
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
At December 31, 2014, $115.0 million was outstanding under the Revolving Facility, with $7.4 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at December 31, 2014 of approximately $577.6 million.
On June 9, 2010 the Company completed a private placement of €81.0 million aggregate principal amount of 2.58% Series 2010 Senior Euro Notes due June 9, 2015 (“2.58% Senior Euro Notes”) pursuant to a Master Note Purchase Agreement, dated June 9, 2010 (the “Purchase Agreement”). The Purchase Agreement provides for the issuance of additional series of notes in the future, provided that the aggregate principal amount outstanding under the agreement at any time does not exceed $750.0 million. The 2.58% Senior Euro Notes bear interest at a rate of 2.58% per annum, which is payable semi-annually in arrears on each June 9th and December 9th and will mature on June 9, 2015. The 2.58% Senior Euro Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other senior debt. The Company may at any time prepay all or any portion of the 2.58% Senior Euro Notes; provided that any such portion is greater than 5% of the aggregate principal amount of Notes then outstanding under the Purchase Agreement. In the event of a prepayment, the Company would be required to pay an amount equal to par plus accrued interest plus a make-whole premium. The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, create liens and engage in certain mergers or consolidations. In addition, the Company must comply with a leverage ratio and interest coverage ratio as set forth in the Purchase Agreement. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2.58% Senior Euro Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of the 2.58% Senior Euro Notes affected thereby may declare all the 2.58% Senior Euro Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2.58% Senior Euro Notes may declare all the 2.58% Senior Euro Notes to be due and payable immediately.

As of December 31, 2014 the Company included the outstanding balance of the 2.58% Senior Euro Notes, $98.5 million, within Current liabilities on the Consolidated Balance Sheet as the maturity date is within twelve months and the Company expects to repay the principal balance using cash on the balance sheet.
On December 6, 2010 the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of $295.7 million, after deducting a $1.6 million issuance discount, a $1.9 million underwriting commission and $0.8 million offering expenses, were used to repay $250.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15th and December 15th. The Company may redeem all or a portion of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase the 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.
On December 9, 2011 the Company completed a public offering of $350.0 million 4.2% senior notes due December 15, 2021 (“4.2% Senior Notes”). The net proceeds from the offering of $346.2 million, after deducting a $0.9 million issuance discount, a $2.3 million underwriting commission and $0.6 million offering expenses, were used to repay $306.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.2% Senior Notes bear interest at a rate of 4.2% per annum, which is payable semi-annually in arrears on each June 15th and December 15th. The Company may redeem all or a portion of the 4.2% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.2% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.2% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.2% Senior Notes also require the Company to make an offer to repurchase the 4.2% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.
Other borrowings of $2.2 million at December 31, 2014 consisted primarily of debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 0.2% to 1.3% per annum.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At December 31, 2014 the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
Total borrowings at December 31, 2014 have scheduled maturities as follows:

(In thousands)
2015	$98,946
2016	115,522
2017	1,056
2018	102
2019	—
Thereafter	648,326
Total borrowings	$863,952

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
On April 15, 2010 the Company entered into a forward starting interest rate contract with a notional amount of $300.0 million with a settlement date in December 2010. This contract was entered into in anticipation of the issuance of the 4.5% Senior Notes and was designed to lock in the market interest rate as of April 15, 2010. In December 2010, the Company settled and paid this interest rate contract for $31.0 million. The $31.0 million is being amortized into interest expense over the 10 year term of the 4.5% Senior Notes, which results in an effective interest rate of 5.8%.
On July 12, 2011 the Company entered into a forward starting interest rate contract with a notional amount of $350.0 million and a settlement date of September 30, 2011. This contract was entered into in anticipation of the issuance of the 4.2% Senior Notes and was designed to lock in the market interest rate as of July 12, 2011. On September 29, 2011, the Company settled this interest rate contract for $34.7 million with a payment made on October 3, 2011. Simultaneously, the Company entered into a separate interest rate contract with a notional amount of $350.0 million and a settlement date of February 28, 2012. The contract was entered into in anticipation of the expected issuance of the 4.2% Senior Notes and was designed to maintain the market rate as of July 12, 2011. In December 2011, the Company settled and paid the September interest rate contract for $4.0 million, resulting in a total settlement of $38.7 million. Of the $38.7 million, $0.8 million was recognized as other expense in 2011 and the balance of $37.9 million is being amortized into interest expense over the 10 year term of the 4.2% Senior Notes, which results in an effective interest rate of 5.3%.
As of December 31, 2014 and 2013 the Company did not have any interest rate or foreign exchange contracts outstanding.
The following table summarizes the gain (loss) recognized and the amounts and location of income (expense) and gain (loss) reclassified into income for interest rate contracts and foreign currency contracts for the years ended December 31, 2014, 2013 and 2012:

	Loss Recognized in Other Comprehensive Income			Income (Expense) and Gain (Loss) Reclassified into Income			Income Statement Caption
	Twelve Months Ended December 31,
	2014	2013	2012	2014	2013	2012
	(In thousands)
Interest rate agreements	$—	$—	$—	$(7,223)	$(7,430)	$(7,637)	Interest expense

Approximately $7.0 million of the pre-tax amount included in accumulated other comprehensive loss in shareholders’ equity at December 31, 2014 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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
The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheet at December 31, 2014 and 2013:

	Basis of Fair Value Measurements
	Balance at December 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Money market investments	$21,094	$21,094	$—	$—
Available for sale securities	4,513	4,513	—	—

	Balance at December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Money market investments	$27,871	$27,871	$—	$—
Available for sale securities	3,255	3,255	—	—
There were no transfers of assets or liabilities between Level 1 and Level 2 in 2014 or 2013.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At December 31, 2014, the fair value of our Revolving Facility, 2.58% Senior Euro Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $898.7 million compared to the carrying value of $861.8 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

8.    Commitments and Contingencies
The Company leases certain office facilities, warehouses and data processing equipment under operating leases. Rental expense totaled $19.2 million, $18.9 million and $18.4 million in 2014, 2013 and 2012, respectively.
The aggregate future minimum lease payments for operating and capital leases as of December 31, 2014 were as follows:

	Operating	Capital
	(In thousands)
2015	$16,206	$499
2016	11,534	536
2017	8,168	1,058
2018	6,100	102
2019	3,481	—
2020 and thereafter	7,005	—
	$52,494	$2,195

Warranty costs are provided for at the time of sale. The warranty provision is based on historical costs and adjusted for specific known claims. A rollforward of the warranty reserve is as follows:

	2014	2013	2012
	(In thousands)
Beginning balance January 1	$4,888	$4,875	$4,417
Provision for warranties	6,220	3,845	5,398
Claim settlements	(3,823)	(3,865)	(5,214)
Other adjustments, including acquisitions and currency translation	(89)	33	274
Ending balance December 31	$7,196	$4,888	$4,875
The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material effect on its business, financial condition, results of operations or cash flow.

9.    Common and Preferred Stock
On November 6, 2014 the Company’s Board of Directors approved an increase in the authorized level for repurchases of common stock by $400.0 million. Repurchases under the program will be funded with future cash flow generation and cash available under the Revolving Facility. During 2014 the Company purchased a total of 3.0 million shares at a cost of $222.5 million compared to 2.9 million shares purchased at a cost of $167.5 million in 2013. As of December 31, 2014, there was $545 million of repurchase authorization remaining.
At December 31, 2014 and 2013 the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and five million shares of authorized preferred stock with a par value of $.01 per share. No preferred stock was issued as of December 31, 2014 and 2013.

10.    Income Taxes
Pretax income for 2014, 2013 and 2012 was taxed in the following jurisdictions:

	2014	2013	2012
	(In thousands)
Domestic	$275,334	$233,530	$65,738
Foreign	117,106	119,599	20,466
Total	$392,440	$353,129	$86,204
The provision (benefit) for income taxes for 2014, 2013 and 2012, was as follows:

	2014	2013	2012
	(In thousands)
Current
U.S.	$77,454	$59,707	$59,811
State and local	7,133	8,123	5,764
Foreign	37,060	33,240	20,228
Total current	121,647	101,070	85,803
Deferred
U.S.	(3,176)	1,500	(31,246)
State and local	(1,708)	(55)	(2,377)
Foreign	(3,709)	(4,601)	(3,606)
Total deferred	(8,593)	(3,156)	(37,229)
Total provision for income taxes	$113,054	$97,914	$48,574

Deferred tax assets (liabilities) at December 31, 2014 and 2013 were:

	2014	2013
	(In thousands)
Employee and retiree benefit plans	$38,871	$27,361
Depreciation and amortization	(172,766)	(175,894)
Inventories	11,229	9,627
Allowances and accruals	14,552	9,632
Interest rate exchange agreement	15,448	18,165
Other	4,626	4,636
Total	$(88,040)	$(106,473)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2014 and 2013 were:

	2014	2013
	(In thousands)
Deferred tax asset — other current assets	$39,305	$34,151
Deferred tax asset — other noncurrent assets	3,080	4,284
Total deferred tax assets	42,385	38,435
Deferred tax liability — accrued expenses	(57)	—
Noncurrent deferred tax liability — deferred income taxes	(130,368)	(144,908)
Total deferred tax liabilities	(130,425)	(144,908)
Net deferred tax liabilities	$(88,040)	$(106,473)
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income. The computed amount and the differences for 2014, 2013 and 2012 are shown in the following table:

	2014	2013	2012
	(In thousands)
Pretax income	$392,440	$353,129	$86,204
Provision for income taxes
Computed amount at statutory rate of 35%	$137,354	$123,595	$30,171
State and local income tax (net of federal tax benefit)	4,875	4,382	2,406
Taxes on non-U.S. earnings-net of foreign tax credits	(9,378)	(9,683)	1,189
Effect of flow-through entities	(9,018)	(7,267)	(7,846)
Goodwill and intangible asset impairments	—	—	28,524
U.S. business tax credits	(1,680)	(1,516)	—
Domestic activities production deduction	(7,489)	(6,217)	(5,267)
Other	(1,610)	(5,380)	(603)
Total provision for income taxes	$113,054	$97,914	$48,574

The Company has $683 million and $597 million of undistributed earnings of non-U.S. subsidiaries as of December 31, 2014 and 2013, respectively. No deferred U.S. income taxes have been provided on these earnings as they are considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because of the complexities with the hypothetical calculation, and the amount of liability, if any, is dependent on circumstances if and when remittance occurs. During the years ended December 31, 2014 and 2013, the Company repatriated $6.5 million and $11.7 million of foreign earnings, respectively, resulting in $0.2 million of incremental tax benefit and $0.9 million of incremental income tax expense, respectively. The Company did not repatriate any foreign earnings during the year ended December 31, 2012. These repatriations in 2013 and 2014 represent distributions of current year earnings and distributions from liquidating subsidiaries and do not impact our representation that the undistributed earnings are permanently invested.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2014, 2013 and 2012 is shown in the following table:

	2014	2013	2012
	(In thousands)
Beginning balance January 1	$5,124	$6,506	$5,548
Gross increases for tax positions of prior years	834	1,357	3,017
Gross decreases for tax positions of prior years	(51)	(99)	(98)
Settlements	(2,057)	(1,219)	—
Lapse of statute of limitations	(231)	(1,421)	(1,961)
Ending balance December 31	$3,619	$5,124	$6,506

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014, 2013 and 2012, we had approximately $0.7 million, $0.5 million and $0.7 million, respectively, of accrued interest related to uncertain tax positions. As of December 31, 2014, 2013 and 2012, we had approximately $0.3 million, $0.2 million and $0.5 million, respectively, of accrued penalties related to uncertain tax positions.
The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $2.9 million, $4.5 million and $5.8 million as of December 31, 2014, 2013 and 2012, respectively. The tax years 2008-2013 remain open to examination by major taxing jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $2.1 million.
The Company had net operating loss carry forwards related to prior acquisitions for U.S. federal purposes at December 31, 2014 and 2013 of $7.1 and $9.4 million, respectively. For non-U.S. purposes the Company had net operating loss carry forwards at December 31, 2014 and 2013 of $5.0 and $7.0 million, respectively. The federal net operating loss carry forwards are available for use against the Company’s consolidated federal taxable income and expire between 2018 and 2031. The entire balance of the non-U.S. net operating losses is available to be carried forward, with $1.9 million of these losses beginning to expire during the year 2021. The remaining $2.2 million of such losses can be carried forward indefinitely.
At both December 31, 2014 and 2013, the Company had a foreign capital loss carry forward of approximately $1.0 million. The foreign capital loss can be carried forward indefinitely. At both December 31, 2014 and 2013 the Company has a valuation allowance against the deferred tax asset attributable to the foreign capital loss of $0.2 million. At December 31, 2014 and 2013 the Company had state net operating loss and credit carry forwards of approximately $23.7 million and $22.4 million, respectively. If unutilized, the state net operating loss will expire between 2022 and 2034. At December 31, 2014 and 2013 the Company recorded a valuation allowance against the deferred tax asset attributable to the state net operating loss of $0.8 million and $0.7 million, respectively.

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
Information on the Company’s business segments is presented below based on the nature of products and services offered. The Company evaluates performance based on several factors, of which sales and operating income are the primary financial measures. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	2014	2013	2012
	(In thousands)
NET SALES
Fluid & Metering Technologies
External customers	$898,530	$870,720	$829,320
Intersegment sales	1,058	1,094	3,968
	899,588	871,814	833,288
Health & Science Technologies
External customers	747,186	708,940	689,574
Intersegment sales	4,835	5,710	5,661
Total segment sales	752,021	714,650	695,235
Fire & Safety/Diversified Products
External customers	502,051	444,470	435,364
Intersegment sales	698	579	1,689
Total segment sales	502,749	445,049	437,053
Intersegment eliminations	(6,591)	(7,383)	(11,318)
Total net sales	$2,147,767	$2,024,130	$1,954,258
OPERATING INCOME (LOSS) (1)
Fluid & Metering Technologies (2)	$216,886	$211,256	$146,650
Health & Science Technologies (2)	152,999	136,707	(62,835)
Fire & Safety/Diversified Products	130,494	102,730	96,120
Corporate office	(69,155)	(55,180)	(51,717)
Total operating income	431,224	395,513	128,218
Interest expense	41,895	42,206	42,250
Other (income) expense - net	(3,111)	178	(236)
Income before taxes	$392,440	$353,129	$86,204

	2014	2013	2012
	(In thousands)
ASSETS
Fluid & Metering Technologies	$1,026,238	$1,025,352	$1,023,143
Health & Science Technologies	1,101,155	1,113,546	1,102,868
Fire & Safety/Diversified Products	510,841	484,139	488,886
Corporate office	269,836	264,540	170,493
Total assets	$2,908,070	$2,887,577	$2,785,390
DEPRECIATION AND AMORTIZATION (3)
Fluid & Metering Technologies	$26,453	$27,633	$29,637
Health & Science Technologies	42,478	43,496	39,981
Fire & Safety/Diversified Products	6,583	6,852	7,107
Corporate office and other	1,393	1,353	1,587
Total depreciation and amortization	$76,907	$79,334	$78,312
CAPITAL EXPENDITURES
Fluid & Metering Technologies	$18,215	$11,581	$13,535
Health & Science Technologies	19,161	12,280	13,140
Fire & Safety/Diversified Products	6,761	5,040	6,654
Corporate office and other	3,860	2,635	2,191
Total capital expenditures	$47,997	$31,536	$35,520

(1)	Segment operating income (loss) excludes net unallocated corporate operating expenses.

(2)
Segment operating income (loss) includes asset impairment charges in 2012 of $27.7 million within the Fluid & Metering Technologies segment and $170.8 million within the Health & Science Technologies segment.

(3)	Excludes amortization of debt issuance expenses.
Information about the Company’s operations in different geographical regions for the years ended December 31, 2014, 2013 and 2012 is shown below. Net sales were attributed to geographic areas based on location of the customer and no country outside the U.S. was greater than 10% of total revenues.

	2014	2013	2012
	(In thousands)
NET SALES
U.S.	$1,068,758	$983,791	$963,137
North America, excluding U.S.	95,917	88,213	93,010
Europe	527,975	521,491	479,744
Asia	337,668	306,466	305,185
Other	117,449	124,169	113,182
Total net sales	$2,147,767	$2,024,130	$1,954,258
LONG-LIVED ASSETS — PROPERTY, PLANT AND EQUIPMENT
U.S.	$139,702	$124,880	$127,425
North America, excluding U.S.	814	901	1,239
Europe	54,088	63,018	64,137
Asia	24,912	24,590	26,320
Other	27	99	40
Total long-lived assets — net	$219,543	$213,488	$219,161

12.    Restructuring
During 2014 and 2012 the Company recorded restructuring costs as a part of restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable, growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The costs incurred related to these initiatives are included in Restructuring expenses in the Consolidated Statements of Operations while the related accruals are included in Accrued expenses in the Consolidated Balance Sheets. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consist of asset disposals or impairments and lease exit costs.

2014 Initiative
During 2014 the Company recorded pre-tax restructuring expenses in the fourth quarter totaling $13.7 million related to the 2014 restructuring initiative. These expenses consisted of employee severance related to employee reductions across various functional areas as well as exit costs and asset impairments. The 2014 restructuring initiative included severance benefits for 217 employees. Severance payments are expected to be fully paid by the end of 2015 using cash from operations.
Pre-tax restructuring expenses by segment for 2014 were as follows:

	Severance Costs	Exit Costs and Asset Impairments	Total
	(In thousands)
Fluid & Metering Technologies	$6,413	$—	$6,413
Health & Science Technologies	3,520	1,392	4,912
Fire & Safety/Diversified Products	908	126	1,034
Corporate/Other	1,313	—	1,313
Total restructuring costs	$12,154	$1,518	$13,672

2011 Initiative
During 2012 the Company recorded pre-tax restructuring expenses totaling $32.5 million related to the 2011 restructuring initiative. These expenses consisted of exit costs and employee severance related to employee reductions across various functional areas as well as facility rationalization. The 2011 restructuring initiative included severance benefits for 491 employees in 2012. The 2011 initiative was completed by the end of 2012 and severance payments were fully paid in 2013 using cash from operations.
Pre-tax restructuring expenses by segment, for 2012, were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$6,226	$36	$6,262
Health & Science Technologies	11,223	3,521	14,744
Fire & Safety/Diversified Products	3,226	5,114	8,340
Corporate/Other	2,844	283	3,127
Total restructuring costs	$23,519	$8,954	$32,473

Restructuring accruals of $6.1 million and zero at December 31, 2014 and 2013, respectively, are reflected in Accrued expenses in our Consolidated Balance Sheets as follows:

Restructuring Initiatives
(In thousands)
Balance at January 1, 2013	$10,887
Restructuring expenses	—
Payments, utilization and other	(10,887)
Balance at December 31, 2013	—
Restructuring expenses	13,672
Payments, utilization and other	(7,616)
Balance at December 31, 2014	$6,056

13.    Share-Based Compensation
The Company maintains two share-based compensation plans for executives, non-employee directors and certain key employees that authorize the granting of stock options, unvested shares, unvested share units, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of December 31, 2014 totals 10.6 million, of which 2.3 million shares were available for future issuance. Stock options granted under these plans are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The majority of the options issued to employees become exercisable in four equal installments, beginning one year from the date of grant, and generally expire 10 years from the date of grant. Stock options granted to non-employee directors cliff vest after one year. Unvested share and unvested share unit awards generally cliff vest after three years for employees and non-employee directors. The Company issued 0.1 million, 0.2 million and 0.2 million of unvested shares as compensation to key employees in 2014, 2013 and 2012, respectively.
All unvested shares carry dividend and voting rights and the sale of the shares is restricted prior to the date of vesting.
Beginning in 2013 the Company granted performance share units to selected key employees that may be earned based on IDEX total shareholder return over the three-year period following the date of grant. Performance share units (referred to as “TSR awards”) are expected to be made annually and are paid out at the end of a three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of IDEX common stock in relation to the total shareholder return of the S&P Midcap 400 Industrial Group for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 250 percent of the initial grant. A target payout of 100 percent is earned if total shareholder return is equal to the 50th percentile of the S&P Midcap 400 Industrial Group. Performance share units earn dividend equivalents for the award period, which will be paid to participants with the award payout at the end of the period based on the actual number of performance share units that are earned. Payments made at the end of the award period will be in the form of stock for performance share units and will be in cash for dividend equivalents. The Company granted approximately 0.1 million performance share units in both 2014 and 2013.
The Company expenses the fair value of awards made under its share-based plans. That cost is recognized in the consolidated financial statements over the requisite service period of the grants.
Weighted average option fair values and assumptions for the period specified are disclosed in the following table:

	Years Ended December 31,
	2014	2013	2012
Weighted average fair value of grants	$19.52	$12.97	$11.40
Dividend yield	1.27%	1.57%	1.59%
Volatility	30.36%	30.92%	32.00%
Risk-free interest rate	0.12% - 4.65%	0.17% - 4.12%	0.17% - 3.96%
Expected life (in years)	5.89	5.86	5.98

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•
The Company uses historical data to estimate the expected life of the option. The expected life assumption for the years ended December 31, 2014, 2013 and 2012 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

•
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the years ended December 31, 2014, 2013 and 2012, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award.

Weighted average performance share unit fair values and assumptions for the period specified are disclosed in the following table:

	Years Ended December 31,
	2014	2013
Weighted average fair value of grants	$94.55	$59.58
Dividend yield	—%	—%
Volatility	26.41%	28.99%
Risk-free interest rate	0.65%	0.40%
Expected life (in years)	2.88	2.87
The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the remaining performance period as of the grant date.

•
Since Monte Carlo valuation is an open form model that uses an expected life commensurate with the performance period, the expected life of the performance share units was assumed to be the period from the grant date to the end of the performance period.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term commensurate with the remaining performance period.

•	Total Shareholder Return is determined assuming that dividends are reinvested in the issuing entity over the performance period, which is mathematically equivalent to utilizing a 0% dividend yield.

Total compensation cost for stock options is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cost of goods sold	$581	$479	$650
Selling, general and administrative expenses	6,245	5,789	5,642
Total expense before income taxes	6,826	6,268	6,292
Income tax benefit	(2,194)	(2,016)	(1,988)
Total expense after income taxes	$4,632	$4,252	$4,304

Total compensation cost for unvested shares is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cost of goods sold	$1,753	$1,380	$991
Selling, general and administrative expenses	8,917	8,471	5,819
Total expense before income taxes	10,670	9,851	6,810
Income tax benefit	(2,233)	(2,296)	(1,682)
Total expense after income taxes	$8,437	$7,555	$5,128

Total compensation cost for performance share units is as follows:

	Years Ended December 31,
	2014	2013
	(In thousands)
Cost of goods sold	$—	$—
Selling, general and administrative expenses	3,220	873
Total expense before income taxes	3,220	873
Income tax benefit	(1,081)	(280)
Total expense after income taxes	$2,139	$593

Recognition of compensation cost was consistent with recognition of cash compensation for the same employees.
As of December 31, 2014 there was $9.9 million, $9.4 million and $5.4 million of total unrecognized compensation cost related to stock options, time based shares and performance shares, respectively, that is expected to be recognized over a weighted-average period of 1.4 years, 1.0 year and 1.0 year, respectively.
A summary of the Company’s stock option activity as of December 31, 2014, and changes during the year ended December 31, 2014 is presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,516,618	$39.60	6.87	$86,200,655
Granted	514,905	72.77
Exercised	(489,047)	34.59
Forfeited	(163,917)	52.59
Outstanding at December 31, 2014	2,378,559	$46.91	6.69	$73,561,785
Vested and expected to vest at December 31, 2014	2,279,445	$46.24	6.60	$72,026,247
Exercisable at December 31, 2014	1,157,805	$36.70	5.17	$47,631,234

The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the grant price. The total intrinsic value of options exercised in 2014, 2013 and 2012, was $20.0 million, $34.3 million and $23.5 million, respectively. In 2014, 2013 and 2012, cash received from options exercised was $17.2 million, $35.3 million and $45.8 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $7.3 million, $12.5 million and $8.6 million, respectively.

A summary of the Company’s unvested share activity as of December 31, 2014, and changes during the year ending December 31, 2014 is presented in the following table:

Unvested Shares	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2014	618,679	$50.33
Granted	146,360	74.10
Vested	(215,576)	45.10
Forfeited	(70,799)	57.83
Unvested at December 31, 2014	478,664	$59.71
Unvested share grants accrue dividends and their fair value is equal to the market price of the Company’s stock at the date of the grant.
A summary of the Company's performance share unit activity as of December 31, 2014, and changes during the year ending December 31, 2014 is presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2014	53,205	$59.98
Granted	91,030	94.55
Vested	—	—
Forfeited	(8,695)	78.26
Unvested at December 31, 2014	135,540	$81.87
The Company also maintains a cash-settled share based compensation plan for certain employees. Total expense related to this plan, included in the unvested shares table above, was $4.1 million, $3.6 million and $2.3 million in 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, the Company has $3.5 million and $2.0 million, respectively, included in Accrued expenses in the Consolidated Balance Sheets and $2.5 million and $1.0 million, respectively, included in Other non-current liabilities.

14. Other Comprehensive Income (Loss)
The components of Other comprehensive income (loss) are as follows:

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
	(In thousands)
Cumulative translation adjustment	$(77,024)	$—	$(77,024)	$13,572	$—	$13,572
Pension and other postretirement adjustments
Net gain (loss) arising during the year	(26,424)	7,767	(18,657)	26,274	(9,859)	16,415
Amortization/settlement recognition of net loss (gain)	3,113	(915)	2,198	8,599	(3,226)	5,373
Pension and other postretirement adjustments, net	(23,311)	6,852	(16,459)	34,873	(13,085)	21,788
Reclassification adjustments for derivatives	7,223	(2,713)	4,510	7,430	(2,692)	4,738
Total other comprehensive income (loss)	$(93,112)	$4,139	$(88,973)	$55,875	$(15,777)	$40,098

	For the Year Ended December 31, 2012
	Pre-tax	Tax	Net of tax
	(In thousands)
Cumulative translation adjustment	$14,445	$—	$14,445
Pension and other postretirement adjustments
Net gain (loss) arising during the year	(16,607)	3,107	(13,500)
Amortization or settlement recognition of net loss (gain)	7,801	(1,460)	6,341
Pension and other postretirement adjustments, net	(8,806)	1,647	(7,159)
Reclassification adjustments for derivatives	7,571	(2,791)	4,780
Total other comprehensive income (loss)	$13,210	$(1,144)	$12,066

Amounts reclassified from accumulated other comprehensive income (loss) to net income are summarized as follows:

	For the Years Ended December 31,
	2014	2013	2012	Income Statement Caption
Pension and other postretirement plans:
Amortization of service cost	$3,113	$8,599	$7,801	Selling, general and administrative expense
Total before tax	3,113	8,599	7,801
Provision for income taxes	(915)	(3,226)	(1,460)
Total net of tax	$2,198	$5,373	$6,341
Derivatives:
Reclassification adjustments	$7,223	$7,430	$7,571	Interest expense
Total before tax	7,223	7,430	7,571
Provision for income taxes	(2,713)	(2,692)	(2,791)
Total net of tax	$4,510	$4,738	$4,780

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
The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over the two-year period ended December 31, 2014, and a statement of the funded status at December 31 for both years.

	Pension Benefits				Other Benefits
	2014		2013		2014	2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
CHANGE IN BENEFIT OBLIGATION
Obligation at January 1	$92,839	$60,471	$111,188	$56,555	$21,354	$25,587
Service cost	1,162	1,331	1,526	1,388	714	968
Interest cost	4,037	2,345	3,766	2,146	932	906
Plan amendments	—	(150)	—	—	—	—
Benefits paid	(6,230)	(2,955)	(2,479)	(1,957)	(691)	(801)
Actuarial loss (gain)	10,540	15,092	(11,885)	581	728	(5,139)
Currency translation	—	(6,646)	—	1,758	(182)	(167)
Curtailments/settlements	(36)	—	(9,277)	—	—	—
Acquisition	—	—	—	—	—	—
Obligation at December 31	$102,312	$69,488	$92,839	$60,471	$22,855	$21,354
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	$81,957	$22,334	$74,578	$19,660	$—	$—
Actual return on plan assets	2,385	1,738	14,303	2,341	—	—
Employer contributions	1,611	2,424	4,832	1,840	691	801
Benefits paid	(6,230)	(2,955)	(2,479)	(1,957)	(691)	(801)
Currency translation	—	(1,389)	—	447	—	—
Settlements	(36)	—	(9,277)	3	—	—
Other	—	—	—	—	—	—
Fair value of plan assets at December 31	$79,687	$22,152	$81,957	$22,334	$—	$—
Funded status at December 31	$(22,625)	$(47,336)	$(10,882)	$(38,138)	$(22,855)	$(21,354)
COMPONENTS ON THE CONSOLIDATED BALANCE SHEETS
Current liabilities	$(522)	$(805)	$(656)	$(995)	$(905)	$(946)
Other noncurrent liabilities	(22,103)	(46,531)	(10,226)	(37,143)	(21,950)	(20,408)
Net liability at December 31	$(22,625)	$(47,336)	$(10,882)	$(38,138)	$(22,855)	$(21,354)

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $163.3 million and $143.5 million at December 31, 2014 and 2013, respectively.
The weighted average assumptions used in the measurement of the Company’s benefit obligation at December 31, 2014 and 2013 were as follows:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Discount rate	3.78%	4.61%	2.66%	4.03%
Rate of compensation increase	4.00%	4.00%	3.00%	3.14%

The pretax amounts recognized in Accumulated other comprehensive income (loss) as of December 31, 2014 and 2013 were as follows:

	Pension Benefits				Other Benefits
	2014		2013		2014	2013
	U.S.	Non-U.S.	U.S.	Non-U.S
	(In thousands)
Prior service cost (credit)	$86	$(40)	$170	$312	$(1,580)	$(1,951)
Net loss	34,337	25,275	22,854	14,262	655	(225)
Total	$34,423	$25,235	$23,024	$14,574	$(925)	$(2,176)
The amounts in Accumulated other comprehensive income (loss) as of December 31, 2014, that are expected to be recognized as components of net periodic benefit cost during 2015 are as follows:

	U.S. Pension Benefit Plans	Non-U.S. Pension Benefit Plans	Other Benefit Plans	Total
	(In thousands)
Prior service cost (credit)	$51	$(14)	$(366)	$(329)
Net loss	3,130	1,904	(50)	4,984
Total	$3,181	$1,890	$(416)	$4,655
The following tables provide the components of, and the weighted average assumptions used to determine, the net periodic benefit cost for the plans in 2014, 2013 and 2012:

	Pension Benefits
	2014		2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$1,162	$1,331	$1,526	$1,388	$1,756	$1,300
Interest cost	4,037	2,345	3,766	2,146	4,247	2,206
Expected return on plan assets	(5,430)	(1,297)	(5,318)	(1,055)	(4,687)	(1,035)
Net amortization	2,187	1,400	7,621	955	5,376	589
Net periodic benefit cost	$1,956	$3,779	$7,595	$3,434	$6,692	$3,060

	Other Benefits
	2014	2013	2012
	(In thousands)
Service cost	$714	$968	$763
Interest cost	932	906	922
Net amortization	(474)	24	11
Net periodic benefit cost	$1,172	$1,898	$1,696

	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.61%	3.56%	4.45%	4.03%	3.91%	4.68%
Expected return on plan assets	7.00%	7.50%	8.00%	5.83%	5.53%	5.90%
Rate of compensation increase	4.00%	3.94%	3.90%	3.14%	2.99%	2.96%

The following table provides the pretax change recognized in Accumulated other comprehensive income (loss) in 2014:

	Pension Benefits
	U.S.	Non-U.S.	Other Benefits
	(In thousands)
Net loss in current year	$(13,585)	$(14,650)	$(730)
Prior service cost	—	150	—
Amortization of prior service cost (credit)	84	188	(371)
Amortization of net loss	2,102	1,212	(103)
Exchange rate effect on amounts in OCI	—	2,439	(47)
Total	$(11,399)	$(10,661)	$(1,251)
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
Mortality assumptions are used to estimate life expectancies of plan participants. In October 2014, the Society of Actuaries ("SOA") issued updated mortality tables (RP-2014) and a mortality improvement scale (MP-2014), which reflects longer life expectancies than previously projected. In consideration of this information, we studied our historical mortality experience and developed an expectation for continued future mortality improvements. Based on this data and the RP-2014 tables, we updated the mortality assumptions used in calculating our pension and post-retirement benefit obligations recognized at December 31, 2014, and the amounts estimated for our 2015 expense. Our updated mortality assumptions resulted in an increase of $4.9 million in our pension and post-retirement benefit obligations as of December 31, 2014.
Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active participants.
Costs of defined contribution plans were $9.1 million, $8.4 million and $7.9 million for 2014, 2013 and 2012, respectively.
The Company, through its subsidiaries, participates in certain multi-employer pension plans covering approximately 395 participants under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company as contributions to these plans totaled $1.0 million, $1.1 million, and $1.0 million for 2014, 2013 and 2012, respectively.
For measurement purposes, a 7.12% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014. The rate was assumed to decrease gradually each year to a rate of 4.50% for 2027, and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in the assumed health care cost trend rates would increase the service and interest cost components of the net periodic benefit cost by $0.1 million and the health care component of the accumulated postretirement benefit obligation by $1.6 million. A 1% decrease in the assumed health care cost trend rate would decrease the service and interest cost components of the net periodic benefit cost by $0.1 million and the health care component of the accumulated postretirement benefit obligation by $1.4 million.

Plan Assets
The Company’s pension plan weighted average asset allocations at December 31, 2014 and 2013, by asset category, were as follows:

	2014	2013
Equity securities	51%	66%
Fixed income securities	49%	34%
Total	100%	100%
The following tables summarize the basis used to measure the defined benefit plans’ assets at fair value at December 31, 2014 and 2013:

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2014	(In thousands)
Equity
U.S. Large Cap	$26,787	$26,787	$—	$—
U.S. Small / Mid Cap	7,950	7,950	—	—
International	14,797	8,275	6,522	—
Fixed Income
U.S. Intermediate	14,906	14,906	—	—
U.S. Short Duration	8,817	8,817	—	—
U.S. High Yield	5,270	5,270	—	—
International	20,776	6,679	14,097	—
Other
Insurance Contracts	284	—	284	—
Cash and Equivalents	2,329	2,329	—	—
	$101,916	$81,013	$20,903	$—

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2013	(In thousands)
Equity
U.S. Large Cap	$31,831	$31,831	$—	$—
U.S. Small / Mid Cap	8,783	8,783	—	—
International	25,591	25,591	—	—
Fixed Income
U.S. Intermediate	18,715	18,715	—	—
U.S. Short Duration	8,954	8,954	—	—
U.S. High Yield	1,581	1,581	—	—
International	5,812	5,812	—	—
Other
Insurance Contracts	331	—	331	—
Cash and Equivalents	2,693	2,693	—	—
	$104,291	$103,960	$331	$—

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

Investment Policies and Strategies
The investment objective of the plan, consistent with prudent standards for preservation of capital and maintenance of liquidity, is to earn the highest possible total rate of return consistent with the plan's tolerance for risk. The general asset allocation guidelines for plan assets are that “equities” will constitute from 40% to 60% of the market value of total fund assets with a target of 50%, and “fixed income” obligations, including cash, will constitute from 40% to 60% with a target of 50%. The term “equities” includes common stock, convertible bonds and convertible stock. The term “fixed income” includes preferred stock and/or contractual payments with a specific maturity date. The Company strives to maintain asset allocations within the designated ranges by conducting periodic reviews of fund allocations and plan liquidity needs, and rebalancing the portfolio accordingly. Diversification of assets is employed to ensure that adverse performance of one security or security class does not have an undue detrimental impact on the portfolio as a whole. Diversification is interpreted to include diversification by type, characteristic and number of investments, as well as by investment style of designated investment fund managers. No restrictions are placed on the selection of individual investments by the investment fund managers. The total fund performance and the performance of the investment fund managers is reviewed on a regular basis, using appointed professional independent advisors. As of December 31, 2014 and 2013, there were no shares of the Company’s stock held in plan assets.
Cash Flows
The Company expects to contribute approximately $1.6 million to its defined benefit plans and $0.5 million to its other postretirement benefit plans in 2015. The Company also expects to contribute approximately $9.1 million to its defined contribution plan and $8.0 million to its 401(k) savings plan in 2015.
Estimated Future Benefit Payments
The future estimated benefit payments for the next five years and the five years thereafter are as follows: 2015 — $9.0 million; 2016 — $9.6 million; 2017 — $10.1 million; 2018 — $10.7 million; 2019 — $10.7 million; 2020 to 2025 — $54.0 million.

16.    Quarterly Results of Operations (Unaudited)
The following table summarizes the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013.

	2014 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Net sales	$543,996	$546,693	$533,179	$523,899	$494,448	$518,445	$490,617	$520,620
Gross profit	244,420	241,132	234,646	229,117	211,997	222,849	211,509	227,009
Operating income	113,835	112,088	110,847	94,454	94,712	99,559	97,369	103,873
Net income	74,548	71,777	71,441	61,620	61,300	62,561	63,799	67,555
Basic EPS	$0.92	$0.89	$0.89	$0.78	$0.74	$0.76	$0.78	$0.83
Diluted EPS	$0.91	$0.88	$0.88	$0.77	$0.74	$0.76	$0.78	$0.82
Basic weighted average shares outstanding	80,527	80,106	79,558	78,669	82,197	81,829	81,259	80,782
Diluted weighted average shares outstanding	81,575	81,149	80,561	79,632	83,152	82,734	82,218	81,854

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of IDEX Corporation
We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of IDEX Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP
Chicago, Illinois
February 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of IDEX Corporation
We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014, of the Company and our report dated February 23, 2015, expressed an unqualified opinion on those consolidated financial statements.

Deloitte & Touche LLP
Chicago, Illinois
February 23, 2015

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Andrew K. Silvernail
Chairman of the Board and Chief Executive Officer

Heath A. Mitts
Senior Vice President and Chief Financial Officer
Lake Forest, Illinois
February 23, 2015

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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.
Management’s Report on Internal Control Over Financial Reporting appearing on page 65 of this report is incorporated into this Item 9A by reference.
There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.        Other Information.
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.
Information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information under the subheading “Information Regarding the Board of Directors and Committees,” in the 2015 Proxy Statement is incorporated into this Item 10 by reference. Information regarding executive officers of the Company is located in Part I, Item 1, of this report under the caption “Executive Officers of the Registrant.”
The Company has adopted a Code of Business Conduct and Ethics applicable to the Company’s directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees. The Code of Business Conduct and Ethics, along with the Audit Committee Charter, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines are available on the Company’s website at www.idexcorp.com under "Investor Relations." In the event we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer or principal accounting officer, we intend to disclose the same on the Company’s website.

Item 11.        Executive Compensation.
Information under the heading “Executive Compensation” in the 2015 Proxy Statement is incorporated into this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information under the heading “Security Ownership” in the 2015 Proxy Statement is incorporated into this Item 12 by reference.
Equity Compensation Plan Information
The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by the Company’s stockholders	2,727,664	$46.91	2,296,363

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
Information under the heading “Information Regarding the Board of Directors and Committees” in the 2015 Proxy Statement is incorporated into this Item 13 by reference.

Item 14.        Principal Accountant Fees and Services.
Information under the heading “Principal Accountant Fees and Services” in the 2015 Proxy Statement is incorporated into this Item 14 by reference.

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
(B) Exhibit Index
Reference is made to the Exhibit Index beginning on page 70 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEX CORPORATION

By:	/s/ HEATH A. MITTS
Heath A. Mitts
Senior Vice President and Chief Financial Officer
Date: February 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW K. SILVERNAIL	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Andrew K. Silvernail		February 23, 2015

/s/ HEATH A. MITTS	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Heath A. Mitts		February 23, 2015

/s/ MICHAEL J. YATES	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Michael J. Yates		February 23, 2015

/s/ BRADLEY J. BELL	Director
Bradley J. Bell		February 23, 2015

/s/ CYNTHIA J. WARNER	Director
Cynthia J. Warner		February 23, 2015

/s/ WILLIAM M. COOK	Director
William M. Cook		February 23, 2015

/s/ GREGORY F. MILZCIK	Director
Gregory F. Milzcik		February 23, 2015

/s/ ERNEST J. MROZEK	Director
Ernest J. Mrozek		February 23, 2015

/s/ MICHAEL T. TOKARZ	Director
Michael T. Tokarz		February 23, 2015

/s/ LIVINGSTON L. SATTERTHWAITE	Director
Livingston L. Satterthwaite		February 23, 2015

/s/ DAVID C. PARRY	Director
David C. Parry		February 23, 2015

Exhibit Index

Exhibit Number	Description

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

10.5**
IDEX Corporation Incentive Award Plan (as amended and restated) (incorporated by reference to Appendix A of the Proxy Statement of IDEX on Schedule 14A, filed March 5, 2010, Commission File No. 1-10235)

10.6**
Employment Agreement between IDEX Corporation, IDEX Service Corporation and Andrew K. Silvernail, dated November 8, 2013 (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K filed November 14, 2013, Commission File No. 1-10235)

Exhibit Number	Description

10.7**
Letter Agreement between IDEX Corporation and Frank J. Notaro, dated September 30, 2010 (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K filed October 1, 2010, Commission File No. 1-10235)

10.8**
Third Amended and Restated IDEX Corporation Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.30 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2010, Commission File No. 1-10235)

10.9**
IDEX Corporation Supplemental Executive Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.31 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2010, Commission File No. 1-10235)

10.10**
Letter Agreement between IDEX Corporation and Daniel Salliotte, dated September 30, 2010 (incorporated by reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2012, Commission File No. 1-10235)

10.11**
Letter Agreement between IDEX Corporation and Heath A. Mitts, dated September 30, 2010 (incorporated by reference to Exhibit No. 10.2 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2012, Commission File No. 1-10235)

10.12**
Letter Agreement between IDEX Corporation and Jeffrey Bucklew, dated January 16, 2012 (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2013, Commission File No. 1-10235)

10.13**	Letter Agreements between IDEX Corporation and Brett Finley, dated December 15, 2008 and February 12, 2014.

10.14**	Letter Agreements between IDEX Corporation and Eric Ashleman, dated January 14, 2008 and February 12, 2014.

10.15**	Amendment of Letter Agreement between IDEX Corporation and Frank Notaro dated April 24, 2000.

10.16**	Form of IDEX Corporation Restricted Stock Award Agreement effective February 2015.

10.17**	Form of IDEX Corporation Stock Option Agreement effective February 2015.

10.18**	Form of IDEX Corporation Restricted Stock Unit Award Agreement effective February 2015.

10.19**	Form of IDEX Corporation Restricted Stock Unit Award Agreement - Cash Settled effective February 2015.

10.20**	Form of IDEX Corporation Performance Share Unit Award Agreement effective February 2015.

10.21**	Form of IDEX Corporation Restricted Stock Unit Agreement for Directors effective February 2015.

10.22**	Form of IDEX Corporation Stock Option Agreement effective February 2015.

10.23**	Form of IDEX Corporation Restricted Stock Award Agreement effective February 2015.

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries of IDEX

23	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

***32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

***32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit Number	Description

****101
The following materials from IDEX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the three years ended December 31, 2014, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2014, (iv) the Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2014, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2014, and (vi) Notes to the Consolidated Financial Statements.

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