Form 10-Q
period 2015-03-31
IDEX CORP /DE/
filed 2015-04-28
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of April 22, 2015: 77,943,229.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$494,496	$509,137
Receivables, less allowance for doubtful accounts of $6,401 at March 31, 2015 and $6,961 at December 31, 2014	267,206	256,040
Inventories — net	243,565	237,631
Other current assets	76,121	72,983
Total current assets	1,081,388	1,075,791
Property, plant and equipment — net	216,336	219,543
Goodwill	1,293,768	1,321,277
Intangible assets — net	257,459	271,164
Other noncurrent assets	20,203	20,295
Total assets	$2,869,154	$2,908,070
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$131,018	$127,462
Accrued expenses	140,669	163,409
Notes payable and current portion of long-term borrowings	88,350	98,946
Dividends payable	—	22,151
Total current liabilities	360,037	411,968
Long-term borrowings	819,863	765,006
Deferred income taxes	130,967	130,368
Other noncurrent liabilities	107,295	114,277
Total liabilities	1,418,162	1,421,619
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,136,827 shares at March 31, 2015 and 89,761,305 shares at December 31, 2014	901	898
Additional paid-in capital	666,103	647,553
Retained earnings	1,549,775	1,483,821
Treasury stock at cost: 11,864,771 shares at March 31, 2015 and 10,995,361 shares at December 31, 2014	(618,782)	(553,543)
Accumulated other comprehensive income (loss)	(147,005)	(92,278)
Total shareholders’ equity	1,450,992	1,486,451
Total liabilities and shareholders’ equity	$2,869,154	$2,908,070
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$502,198	$543,996
Cost of sales	276,157	299,576
Gross profit	226,041	244,420
Selling, general and administrative expenses	124,284	130,585
Operating income	101,757	113,835
Other (income) expense — net	(1,723)	(844)
Interest expense	10,597	10,457
Income before income taxes	92,883	104,222
Provision for income taxes	26,929	29,674
Net income	$65,954	$74,548

Basic earnings per common share	$0.84	$0.92
Diluted earnings per common share	$0.84	$0.91

Share data:
Basic weighted average common shares outstanding	77,996	80,527
Diluted weighted average common shares outstanding	78,856	81,575
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$65,954	$74,548
Other comprehensive income (loss)
Reclassification adjustments for derivatives, net of tax	1,130	1,157
Pension and other postretirement adjustments, net of tax	780	439
Cumulative translation adjustment	(56,637)	284
Other comprehensive income (loss)	(54,727)	1,880
Comprehensive income	$11,227	$76,428
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2014	$648,451	$1,483,821	$(24,813)	$(40,316)	$(27,149)	$(553,543)	$1,486,451
Net income	—	65,954	—	—	—	—	65,954
Cumulative translation adjustment	—	—	(56,637)	—	—	—	(56,637)
Pension and other postretirement adjustments (net of tax of $395)	—	—	—	780	—	—	780
Amortization of forward starting swaps (net of tax of $642)	—	—	—	—	1,130	—	1,130
Issuance of 392,810 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans	9,169	—	—	—	—	—	9,169
Excess tax benefit from share-based compensation	3,220	—	—	—	—	—	3,220
Repurchase of 829,744 shares of common stock	—	—	—	—	—	(62,132)	(62,132)
Shares surrendered for tax withholding	—	—	—	—	—	(3,107)	(3,107)
Share-based compensation	6,164	—	—	—	—	—	6,164
Balance, March 31, 2015	$667,004	$1,549,775	$(81,450)	$(39,536)	$(26,019)	$(618,782)	$1,450,992
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$65,954	$74,548
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,580	8,394
Amortization of intangible assets	9,930	10,863
Amortization of debt issuance expenses	434	429
Share-based compensation expense	6,882	6,312
Deferred income taxes	1,000	(748)
Excess tax benefit from share-based compensation	(3,220)	(2,925)
Non-cash interest expense associated with forward starting swaps	1,772	1,820
Changes in:
Receivables	(18,039)	(33,910)
Inventories	(11,215)	(12,605)
Other current assets	(4,591)	(6,285)
Trade accounts payable	6,857	15,392
Accrued expenses	(14,230)	14,419
Other — net	(710)	(1,519)
Net cash flows provided by operating activities	49,404	74,185
Cash flows from investing activities
Cash purchases of property, plant and equipment	(10,077)	(10,809)
Other — net	(48)	21
Net cash flows used in investing activities	(10,125)	(10,788)
Cash flows from financing activities
Borrowings under revolving facilities	55,000	20,014
Payments under revolving facilities	(77)	(13,617)
Dividends paid	(22,151)	(18,628)
Proceeds from stock option exercises	9,185	6,154
Excess tax benefit from share-based compensation	3,220	2,925
Purchase of common stock	(62,132)	(37,537)
Unvested shares surrendered for tax withholding	(3,107)	(2,614)
Net cash flows used in financing activities	(20,062)	(43,303)
Effect of exchange rate changes on cash and cash equivalents	(33,858)	(1,340)
Net increase (decrease) in cash	(14,641)	18,754
Cash and cash equivalents at beginning of year	509,137	439,629
Cash and cash equivalents at end of period	$494,496	$458,383

Supplemental cash flow information
Cash paid for:
Interest	$791	$85
Income taxes	10,411	17,835
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year.
The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 which introduces a new five-step revenue recognition model. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard was initially released as effective for fiscal years beginning after December 15, 2016; however, the FASB has tentatively decided to defer the effective date of ASU 2014-09 for one year. The new guidelines can be implemented using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and has not yet determined the method by which we will adopt the standard.
In April 2015, the FASB issued ASU 2015-03 which simplifies the presentation of debt issuance costs. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This standard is effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and does not expect it to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

2.    Acquisitions
All of the Company’s acquisitions have been accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the Company's consolidated financial statements from their respective dates of acquisition.
The Company incurred $0.2 million of acquisition-related transaction costs in the three months ended March 31, 2015. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed.
2014 Acquisitions
On April 28, 2014, the Company acquired the stock of Aegis Flow Technologies ("Aegis"), a leader in the design, manufacture and sale of specialty chemical processing valves for use in the chemical, petro-chemical, chlor-alkali, pharmaceutical, semiconductor and pulp/paper industries. Located in Geismar, Louisiana, Aegis will operate in our Chemical, Food & Process platform within our Fluid & Metering Technologies segment. Aegis was acquired for cash consideration of approximately $25.0 million. The entire purchase price was funded with borrowings under the Company's revolving credit facility. Goodwill and intangible assets recognized as part of this transaction were $7.7 million and $8.8 million, respectively. The $7.7 million of goodwill is deductible for tax purposes.

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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales
Fluid & Metering Technologies
External customers	$217,932	$223,007
Intersegment sales	316	354
Total group sales	218,248	223,361
Health & Science Technologies
External customers	177,750	183,892
Intersegment sales	1,370	2,483
Total group sales	179,120	186,375
Fire & Safety/Diversified Products
External customers	106,516	137,097
Intersegment sales	106	187
Total group sales	106,622	137,284
Intersegment elimination	(1,792)	(3,024)
Total net sales	$502,198	$543,996
Operating income
Fluid & Metering Technologies	$55,898	$56,407
Health & Science Technologies	37,457	36,229
Fire & Safety/Diversified Products	27,162	39,648
Corporate office and other	(18,760)	(18,449)
Total operating income	101,757	113,835
Interest expense	10,597	10,457
Other (income) expense - net	(1,723)	(844)
Income before income taxes	$92,883	$104,222

	March 31, 2015	December 31, 2014
Assets
Fluid & Metering Technologies	$1,010,091	$1,026,238
Health & Science Technologies	1,091,505	1,101,155
Fire & Safety/Diversified Products	499,233	510,841
Corporate office	268,325	269,836
Total assets	$2,869,154	$2,908,070

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
ASC 260 “Earnings Per Share” provides that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the more dilutive of the treasury stock method and the two-class method prescribed by ASC 260. For purposes of calculating diluted EPS, net income attributable to common shareholders was reduced by $0.3 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.
Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended March 31,
	2015	2014
Basic weighted average common shares outstanding	77,996	80,527
Dilutive effect of stock options, unvested shares, performance share units and DCUs	860	1,048
Diluted weighted average common shares outstanding	78,856	81,575
Options to purchase approximately 0.9 million and 0.5 million shares of common stock for the three months ended March 31, 2015 and 2014, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

5.    Inventories
The components of inventories as of March 31, 2015 and December 31, 2014 were:

	March 31, 2015	December 31, 2014
Raw materials and component parts	$140,239	$137,584
Work in process	40,311	37,178
Finished goods	63,015	62,869
Total	$243,565	$237,631
Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2015, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2014	$524,149	$563,465	$233,663	$1,321,277
Foreign currency translation	(9,388)	(5,209)	(12,912)	(27,509)
Balance at March 31, 2015	$514,761	$558,256	$220,751	$1,293,768
ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the three months ended March 31, 2015. Based on the results of our annual impairment test at October 31, 2014, all reporting units had a fair value that was more than 100% greater than the carrying value, except for our IDEX Optics and Photonics ("IOP") reporting unit, which had a fair value approximately 15% greater than the carrying value.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2015 and December 31, 2014:

	At March 31, 2015				At December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$10,062	$(5,541)	$4,521	11	$10,016	$(5,313)	$4,703
Trade names	102,228	(33,778)	68,450	16	104,118	(32,881)	71,237
Customer relationships	213,427	(124,939)	88,488	11	222,486	(126,193)	96,293
Non-compete agreements	793	(661)	132	3	840	(636)	204
Unpatented technology	68,309	(36,392)	31,917	11	69,760	(35,165)	34,595
Other	7,027	(5,176)	1,851	10	7,034	(5,002)	2,032
Total amortized intangible assets	401,846	(206,487)	195,359		414,254	(205,190)	209,064
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Total intangible assets	$463,946	$(206,487)	$257,459		$476,354	$(205,190)	$271,164
The unamortized Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired.

7.    Accrued Expenses
The components of accrued expenses as of March 31, 2015 and December 31, 2014 were:

	March 31, 2015	December 31, 2014
Payroll and related items	$50,149	$64,124
Management incentive compensation	5,240	21,567
Income taxes payable	17,116	9,305
Insurance	10,069	10,058
Warranty	7,416	7,196
Deferred revenue	11,182	11,813
Restructuring	1,632	6,056
Liability for uncertain tax positions	1,504	2,084
Accrued interest	9,338	1,738
Other	27,023	29,468
Total accrued expenses	$140,669	$163,409

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

8.    Other Noncurrent Liabilities
The components of other noncurrent liabilities as of March 31, 2015 and December 31, 2014 were:

	March 31, 2015	December 31, 2014
Pension and retiree medical obligations	$86,237	$90,584
Liability for uncertain tax positions	2,385	2,471
Deferred revenue	4,097	4,612
Other	14,576	16,610
Total other noncurrent liabilities	$107,295	$114,277

9.    Borrowings
Borrowings at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Revolving Facility	$170,000	$115,000
2.58% Senior Euro Notes, due June 2015	87,885	98,456
4.5% Senior Notes, due December 2020	299,013	298,975
4.2% Senior Notes, due December 2021	349,371	349,351
Other borrowings	1,944	2,170
Total borrowings	908,213	863,952
Less current portion	88,350	98,946
Total long-term borrowings	$819,863	$765,006
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
Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. This applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at March 31, 2015, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.
At March 31, 2015, $170.0 million was outstanding under the Revolving Facility, with $7.1 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at March 31, 2015 of approximately $522.9 million.
At March 31, 2015, the Company included the outstanding balance of the 2.58% Senior Euro Notes, $87.9 million, within Current liabilities on the Consolidated Balance Sheet as the maturity date is within twelve months and the Company expects to repay the principal balance using cash on the balance sheet.
Other borrowings of $1.9 million at March 31, 2015 consisted primarily of debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at rates ranging from 0.2% to 1.3% per annum.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At March 31, 2015, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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
The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. See Note 13 for the amount of loss reclassified into income for interest rate contracts for the three months ended March 31, 2015 and 2014. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change.

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date. As of March 31, 2015, the Company did not have any interest rate contracts outstanding.
In 2010 and 2011, the Company entered into two separate forward starting interest rate contracts in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year term of the debt instruments. Approximately $7.0 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at March 31, 2015 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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
The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheet at March 31, 2015 and December 31, 2014:

	Basis of Fair Value Measurements
	Balance at March 31, 2015	Level 1	Level 2	Level 3
Money market investment	$27,933	$27,933	$—	$—
Available for sale securities	5,079	5,079	—	—

	Basis of Fair Value Measurements
	Balance at December 31, 2014	Level 1	Level 2	Level 3
Money market investment	$21,094	$21,094	$—	$—
Available for sale securities	4,513	4,513	—	—

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

There were no transfers of assets or liabilities between Level 1 and Level 2 during the quarter ended March 31, 2015 or the year ended December 31, 2014.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At March 31, 2015, the fair value of the outstanding indebtedness under our Revolving Facility, 2.58% Senior Euro Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $944.7 million compared to the carrying value of $906.3 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

12.    Restructuring
During 2014, the Company recorded restructuring costs as a part of restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable, growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The costs incurred related to these initiatives were included in Restructuring expenses in the Consolidated Statements of Operations while the related accruals were included in Accrued expenses in the Consolidated Balance Sheets. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of asset disposals or impairments and lease exit costs.
Restructuring accruals of $1.6 million and $6.1 million at March 31, 2015 and December 31, 2014, respectively, are recorded in Accrued liabilities in the Consolidated Balance Sheets. Severance benefits are expected to be paid by the end of 2015 using cash from operations. The changes in the restructuring accrual for the three months ended March 31, 2015 are as follows:

Balance at January 1, 2015	$6,056
Payments, utilization and other	(4,424)
Balance at March 31, 2015	$1,632

13.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(56,637)	$—	$(56,637)	$284	$—	$284
Pension and other postretirement adjustments	1,175	(395)	780	679	(240)	439
Reclassification adjustments for derivatives	1,772	(642)	1,130	1,820	(663)	1,157
Total other comprehensive income (loss)	$(53,690)	$(1,037)	$(54,727)	$2,783	$(903)	$1,880

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table summarizes the amounts reclassified from accumulated other comprehensive income to net income during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Income Statement Caption
Pension and other postretirement plans:
Amortization of service cost	$1,175	$679	Selling, general and administrative expense
Total before tax	1,175	679
Provision for income taxes	(395)	(240)
Total net of tax	$780	$439
Derivatives:
Reclassification adjustments	$1,772	$1,820	Interest expense
Total before tax	1,772	1,820
Provision for income taxes	(642)	(663)
Total net of tax	$1,130	$1,157

14.    Common and Preferred Stock
On November 6, 2014, the Company’s Board of Directors approved a $400.0 million increase in the authorized level for repurchases of common stock. Repurchases will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the three months ended March 31, 2015, the Company purchased a total of 830 thousand shares at a cost of $62.1 million, of which $2.7 million was settled in April 2015. During the three months ended March 31, 2014, the Company purchased 551 thousand shares at a cost of $40.1 million, of which $2.6 million was settled in April 2014. As of March 31, 2015, the amount of share repurchase authorization remaining is $483.3 million.
At March 31, 2015 and December 31, 2014, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at March 31, 2015 or December 31, 2014.

15.    Share-Based Compensation
During the three months ended March 31, 2015, the Company granted approximately 0.4 million stock options, 0.1 million unvested shares and 0.1 million performance share units. During the three months ended March 31, 2014, the Company granted approximately 0.5 million stock options, 0.1 million unvested shares and 0.1 million performance share units.
Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended March 31,
	2015	2014
Weighted average fair value of option grants	$20.40	$19.53
Dividend yield	1.42%	1.26%
Volatility	29.94%	30.36%
Risk-free forward interest rate	0.23% - 2.75%	0.12% - 4.69%
Expected life (in years)	5.90	5.89

Weighted average performance share unit fair values and assumptions for the period specified are disclosed below. The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Weighted average fair value of performance share units	$95.07	$94.55
Dividend yield	0.00%	0.00%
Volatility	19.14%	26.41%
Risk-free forward interest rate	1.01%	0.65%
Expected life (in years)	2.86	2.88
Total compensation cost for stock options is as follows:

	Three Months Ended March 31,
	2015	2014
Cost of goods sold	$226	$242
Selling, general and administrative expenses	2,197	2,190
Total expense before income taxes	2,423	2,432
Income tax benefit	(767)	(755)
Total expense after income taxes	$1,656	$1,677

Total compensation cost for unvested shares is as follows:

	Three Months Ended March 31,
	2015	2014
Cost of goods sold	$420	$472
Selling, general and administrative expenses	2,697	2,746
Total expense before income taxes	3,117	3,218
Income tax benefit	(806)	(687)
Total expense after income taxes	$2,311	$2,531
Total compensation cost for performance share units is as follows:

	Three Months Ended March 31,
	2015	2014
Cost of goods sold	$—	$—
Selling, general and administrative expenses	1,342	661
Total expense before income taxes	1,342	661
Income tax benefit	(430)	(186)
Total expense after income taxes	$912	$475
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.
As of March 31, 2015, there was $15.0 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.6 years, $13.5 million of total unrecognized compensation cost related to unvested shares/units that is expected to be recognized over a weighted-average period of 1.2 years, and $10.1 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.2 years.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

A summary of the Company’s stock option activity as of March 31, 2015, and changes during the three months ended March 31, 2015, is presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,378,559	$46.91	6.69	$73,561,785
Granted	440,945	78.43
Exercised	(238,352)	38.75
Forfeited	(12,082)	57.62
Outstanding at March 31, 2015	2,569,070	$53.03	7.15	$59,729,867
Vested and expected to vest as of March 31, 2015	2,409,629	$51.87	7.02	$58,689,128
Exercisable at March 31, 2015	1,394,118	$41.37	5.72	$48,047,309

16.    Retirement Benefits
The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended March 31,
	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$375	$381	$323	$374
Interest cost	938	435	1,053	599
Expected return on plan assets	(1,248)	(276)	(1,408)	(327)
Net amortization	824	459	699	219
Net periodic benefit cost	$889	$999	$667	$865

	Three Months Ended March 31,
	2015	2014
Service cost	$169	$178
Interest cost	209	233
Net amortization	(108)	(118)
Net periodic benefit cost	$270	$293
The Company previously disclosed in its financial statements for the year ended December 31, 2014, that it expected to contribute approximately $1.6 million to its defined benefit plans and $0.5 million to its other postretirement benefit plans in 2015. As of March 31, 2015, the Company now expects to contribute $5.7 million to its defined benefit plans and $0.6 million to its other postretirement benefit plans in 2015. The Company contributed a total of $0.5 million during the first three months of 2015 to fund these plans.

17.    Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on its financial condition, results of operations or cash flows.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

18.    Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $26.9 million in the three months ended March 31, 2015 from $29.7 million in the same period of 2014. The effective tax rate increased to 29.0% for the three months ended March 31, 2015 compared to 28.5% in the same period of 2014 due to the mix of global pre-tax income among jurisdictions. Additionally, the effective tax rate for the first three months of 2014 was favorably impacted by settlements with taxing authorities primarily related to purchase price adjustments for prior period acquisitions.
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

19.    Subsequent Events
On April 20, 2015, the Company entered into a definitive agreement to acquire Novotema, SpA, ("Novotema") a leader in the design, manufacture and sale of specialty sealing solutions for a purchase price of approximately $61 million (€57 million). The acquisition is subject to customary closing conditions, including receipt of regulatory approvals, and is expected to be completed within 45 days. Located in Vilongo, Italy, Novotema had revenues of $32 million in the most recent completed fiscal year and is expected to become part of the Company's Sealing Solutions group within the Health & Science Technologies segment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Under the Private Securities Litigation Reform Act
This quarterly report on Form 10-Q, including the “Overview and Outlook” and the “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, operating results and are indicated by words or phrases such as “expects,” "anticipates," “should,” “will,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those statements. The risks and uncertainties include, but are not limited to, those risks and uncertainties identified under the heading “Risk Factors” in item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and information contained in subsequent reports filed by IDEX with the Securities and Exchange Commission. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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
The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within our three reportable segments, the Company maintains six platforms, where we will invest in organic growth and acquisitions with a strategic view towards a platform with the potential for at least $500 million in revenue, and seven groups, where we will focus on organic growth and strategic acquisitions. The Fluid & Metering Technologies segment contains the Energy, Water (comprised of Water Services & Technology and Diaphragm & Dosing Pump Technology), and Chemical, Food & Process platforms as well as the Agricultural group (comprised of Banjo). The Health & Science Technologies segment contains the IDEX Optics & Photonics, Scientific Fluidics and Material Processing Technologies platforms, as well as the Sealing Solutions and the Industrial groups (comprised of Micropump and Gast). The Fire & Safety/Diversified Products segment is comprised of the Dispensing, Rescue, Band-It, and Fire Suppression groups. Each platform/group is comprised of one or more of our 15 reporting units: five reporting units within Fluid & Metering Technologies (Energy; Chemical, Food, & Process; Water Services & Technology; Banjo; and Diaphragm & Dosing Pump Technology); six reporting units within Health & Science Technologies (IDEX Optics and Photonics; Scientific Fluidics; Material Processing Technologies; Sealing Solutions; Micropump; and Gast); and four reporting units within Fire & Safety/Diversified Products (Dispensing, Rescue, Band-It, and Fire Suppression).
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
Some of our key financial highlights for the three months ended March 31, 2015 are as follows:

•	Sales of $502.2 million decreased 8%; organic sales — excluding acquisitions and foreign currency translation — were down 4%.

•	EBITDA of $122.0 million was over 24 percent of sales and covered interest expense by more than 11 times

•	Operating income of $101.8 million decreased 11%.

•	Net income decreased 12% to $66.0 million.

•	Diluted EPS of $0.84 decreased 7 cents, or 8%.
Given the Company’s current outlook we are projecting second quarter 2015 diluted EPS is in the range of $0.88 to $0.90 with full year 2015 diluted EPS of $3.50 to $3.60.

Results of Operations
The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2015 and 2014. Segment operating income and EBITDA excludes unallocated corporate operating expenses.

Consolidated Results in the Three Months Ended March 31, 2015 Compared with the Same Period of 2014

(In thousands)	Three Months Ended March 31,
	2015	2014
Net sales	$502,198	$543,996
Operating income	101,757	113,835
Operating margin	20.3%	20.9%
For the three months ended March 31, 2015, Fluid & Metering Technologies contributed 43% of sales, 46% of operating income and 45% of EBITDA; Health & Science Technologies contributed 36% of sales, 31% of operating income and 34% of EBITDA; and Fire & Safety/Diversified Products contributed 21% of sales, 23% of operating income and 21% of EBITDA. The aforementioned percentages are calculated on the basis of total segment (and not total Company) sales, operating income and EBITDA.
Sales in the three months ended March 31, 2015 were $502.2 million, an 8% decrease from the comparable period last year. This decrease reflects a 4% decrease in organic sales and a 4% decrease in foreign currency translation. Organic sales to customers outside the U.S. represented approximately 50% of total sales in the first three months of 2015, compared to 48% during the same period of 2014.
Gross profit of $226.0 million in the first three months of 2015 decreased $18.4 million, or 8%, from the same period in 2014. Gross margin of 45.0% in the first three months of 2015 increased slightly from 44.9% during the same period in 2014. The increase in gross margin primarily resulted from benefits of the Company’s restructuring actions taken in the prior year.
Selling, general and administrative expenses decreased to $124.3 million in the first three months of 2015 from $130.6 million during the same period of 2014. The change reflects a decrease in volume related expenses of $7.7 million partially offset by an increase of approximately $1.4 million of incremental costs from the Aegis acquisition. As a percentage of sales, SG&A expenses were 24.7% for the first three months of 2015 compared to 24.0% during the same period of 2014.
Operating income of $101.8 million in the first three months of 2015 was down from the $113.8 million recorded during the same period in 2014, primarily reflecting a decrease in volume partially offset by improved productivity, including benefits from our 2014 restructuring actions. Operating margin of 20.3% in the first three months of 2015 was down from 20.9% during the same period of 2014, primarily due to the fulfillment of a large Dispensing order in the prior year period.
Other income - net of $1.7 million in the first three months of 2015 increased $0.9 million compared with the same period in 2014, primarily due to favorable gains on foreign currency transactions.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $26.9 million for the first three months of 2015 decreased compared to $29.7 million recorded in the same period of 2014. The effective tax rate increased slightly to 29.0% for the first three months of 2015 compared to 28.5% in the same period of 2014 due to the mix of global pre-tax income among jurisdictions. Additionally, the effective tax rate for the first three months of 2014 was favorably impacted by settlements with taxing authorities primarily related to purchase price adjustments for prior period acquisitions.
Net income in the first three months of 2015 of $66.0 million decreased from $74.5 million during the same period of 2014. Diluted earnings per share in the first three months of 2015 of $0.84 decreased $0.07, or 8%, compared with the same period in 2014.
Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended March 31,
	2015	2014
Net sales	$218,248	$223,361
Operating income	55,898	56,407
Operating margin	25.6%	25.3%
Sales of $218.2 million decreased $5.1 million, or 2%, in the first three months of 2015 compared with the same period of 2014. This reflects a 1% increase in organic sales, a 1% favorable impact from acquisitions (Aegis - April 2014) and 4% unfavorable foreign currency translation. In the first three months of 2015, organic sales decreased 1% domestically and increased 2% internationally compared to the same period in 2014. Organic sales to customers outside the U.S. were approximately 44% of total segment sales during the first three months of 2015 compared to 43% during the same period of 2014.
Sales within our Energy platform decreased in the first three months of 2015 compared to the same period of 2014 primarily due to the decline in oil prices and delay of large capital projects, as well as the negative impact of foreign currency translation. Sales within our Chemical, Food & Process platform increased compared to the first three months of 2014 based on strong demand from chemical and petrochemical industries in both North American and European end markets and the impact from the Aegis acquisition, partially offset by the negative impact of foreign currency translation. Sales within our Agricultural group decreased due to the soft OEM market and the larger than anticipated deterioration in the after-market and distribution business. Diaphragm & Dosing Pump Technology sales were flat compared to the first three months of 2014 as weakness in the North American oil and gas markets was offset by petrochemical demand. Sales in Water Services & Technology were down slightly in the first three months of 2015 compared to the same period in 2014 based on the success of new products and municipal spending uptick, offset by the negative impact of the strong US dollar.
Operating income of $55.9 million was slightly lower than the $56.4 million recorded in the first three months of 2014, primarily due to decreased volume partially offset by productivity and the benefits from our 2014 restructuring actions. Operating margin of 25.6% was higher than the 25.3% recorded in the first three months of 2014, primarily due to improved productivity including benefits from our 2014 restructuring actions, partially offset by decreased volume.

Health & Science Technologies Segment

(In thousands)	Three Months Ended March 31,
	2015	2014
Net sales	$179,120	$186,375
Operating income	37,457	36,229
Operating margin	20.9%	19.4%
Sales of $179.1 million decreased $7.3 million, or 4%, in the first three months of 2015 compared with the same period in 2014. This decrease reflects flat organic sales growth and was mainly attributable to unfavorable foreign currency translation. In the first three months of 2015, organic sales decreased 2% domestically and increased 1% internationally. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in the first three months of 2015 compared with 52% during the same period in 2014.
Sales within our Material Processing Technologies platform decreased compared to the first three months of 2014 due to a decline in large project based business in both North American and Asian markets as well as the negative impact of foreign currency translation. Sales within our Scientific Fluidics platform were down slightly compared to the first three months of 2014 due to strong demand in the analytical instrumentation market, offset by the negative impact of foreign currency translation. Sales within the Sealing Solutions group increased compared to the first three months of 2014 primarily due to the growth in the semiconductor market, partially offset by the negative impact of foreign currency translation. Sales within our Optics and Photonics platform decreased compared to the first three months of 2014 due to softness in the biomedical and defense markets, partially offset by a recovering semiconductor market. Sales within our Industrial group decreased compared to the first three months of 2014, primarily due to a sluggish market in China, but partially offset by sales growth in the North American distribution market.
Operating income and operating margin of $37.5 million and 20.9%, respectively, in the first three months of 2015 were up from the $36.2 million and 19.4% recorded in the same period of 2014, primarily due to improved productivity including benefits from our 2014 restructuring actions, partially offset by decreased volume.
Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended March 31,
	2015	2014
Net sales	$106,622	$137,284
Operating income	27,162	39,648
Operating margin	25.5%	28.9%
Sales of $106.6 million decreased $30.7 million, or 22%, in the first three months of 2015 compared with the same period in 2014. This reflects a decline in organic revenue of 16% mainly due to the fulfillment of a large dispensing project in the prior year period and 6% unfavorable foreign currency translation. In the first three months of 2015, organic sales decreased 32% domestically and increased 1% internationally, compared with the same period in 2014. Organic sales to customers outside the U.S. were approximately 57% of total segment sales in the first three months of 2015 compared to 47% during the same period of 2014.
Sales within our Dispensing group decreased compared to the first three months of 2014 primarily as a result of fulfilling a large Dispensing project in 2014. Sales within our Band-It group were flat compared to the first three months of 2014 driven by weakness in the downhole oil and gas markets, offset by strength in the North American transportation market. Sales within our Fire Suppression group increased due to stable project orders in China and North America. Sales within our Rescue group decreased due to negative foreign currency translation.
Operating income and operating margin of $27.2 million and 25.5%, respectively, in the first three months of 2015 were lower than the $39.6 million and 28.9% recorded in the first three months of 2014, primarily due to lower volume, partially offset by benefits from our 2014 restructuring actions.

Liquidity and Capital Resources
Operating Activities

At March 31, 2015, the Company's cash and cash equivalents totaled $494.5 million, of which $391.2 million was held outside of the United States. At March 31, 2015, working capital was $721.4 million and the current ratio was 3.0 to 1. Cash flows from operating activities for the first three months of 2015 decreased $24.8 million, or 33%, to $49.4 million compared to the first three months of 2014, due to severance payments, the timing of defined contribution pension plan payments and lower earnings.
Investing Activities
Cash flows used in investing activities for the first three months of 2015 decreased $0.7 million, or 6% to $10.1 million compared to the same period of 2014, primarily due to lower capital expenditures.
Cash flows provided by operating activities were more than adequate to fund capital expenditures of $10.1 million and $10.8 million in the first three months of 2015 and 2014, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.
Financing Activities
Cash flows used in financing activities for the first three months of 2015 decreased $23.2 million, or 54% to $20.1 million compared to the same period of 2014, primarily as a result of increased borrowings, net of payments, offset by an increase in dividends paid and an increase in purchases of common stock.
The Company maintains the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 27, 2016. At March 31, 2015, there were $170.0 million of outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $7.1 million. The net available borrowing capacity under the Revolving Facility at March 31, 2015, was approximately $522.9 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .875% to 1.70%. Based on the Company’s credit rating at March 31, 2015, the applicable margin was 1.05%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 20 basis points and is payable quarterly.
At March 31, 2015, the Company included the outstanding balance of the 2.58% Senior Euro Notes, $87.9 million within Current liabilities on the Consolidated Balance Sheet as the maturity date is within twelve months and the Company expects to repay the principal balance using cash on the balance sheet.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and 2.58% Senior Euro Notes. The most restrictive financial covenants under these debt instruments require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.25 to 1. At March 31, 2015, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 12.39 to 1 and the leverage ratio was 1.82 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
On November 6, 2014, the Company’s Board of Directors approved a $400.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the first three months of 2015, the Company purchased a total of 0.8 million shares at a cost of $62.1 million, of which $2.7 million was settled in April 2015. As of March 31, 2015, the amount of share repurchase authorization remaining is $483.3 million.
The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, principal payments on the 2.58% Senior Euro notes, interest on all borrowings, pension and postretirement funding requirements, expected share repurchases and annual dividend payments to holders of the Company’s stock for the remainder of 2015. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of March 31, 2015, $170.0 million was outstanding under the Revolving Facility, with $7.1 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at March 31, 2015 of approximately $522.9 million.

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

Consolidated EBITDA Reconciliation (in thousands)	Three Months Ended March 31,
	2015	2014
Net income	$65,954	$74,548
+ Income taxes	26,929	29,674
+ Interest expense	10,597	10,457
+ Depreciation and amortization	18,510	19,257
EBITDA	$121,990	$133,936

Net sales	$502,198	$543,996
EBITDA as a percentage of net sales	24.3%	24.6%

Segment EBITDA Reconciliation (in thousands)	Three Months Ended March 31,
	2015			2014
	FMT	HST	FSDP	FMT	HST	FSDP
Operating income	$55,898	$37,457	$27,162	$56,407	$36,229	$39,648
- Other (income) expense - net	(802)	(131)	(862)	(278)	(13)	(233)
+ Depreciation and amortization	6,361	10,208	1,532	6,552	10,709	1,680
EBITDA	$63,061	$47,796	$29,556	$63,237	$46,951	$41,561

Net sales	$218,248	$179,120	$106,622	$223,361	$186,375	$137,284
EBITDA as a percentage of net sales	28.9%	26.7%	27.7%	28.3%	25.2%	30.3%

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
The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar, Japanese Yen, Indian Rupee and Chinese Renminbi. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The effect of transaction gains and losses is reported within other (income) expense -net on the Consolidated Statements of Operations.

The Company’s interest rate exposure is primarily related to the $908.2 million of total debt outstanding at March 31, 2015. Approximately 19% of the debt, representing the amount drawn on the Revolving Facility at March 31, 2015, is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.9 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015, that the Company’s disclosure controls and procedures were effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2015 to January 31, 2015	329,174	$73.19	329,174	$521,354,514
February 1, 2015 to February 28, 2015	239,148	76.26	239,148	503,118,161
March 1, 2015 to March 31, 2015	261,422	75.75	261,422	483,315,735
Total	829,744	$74.88	829,744	$483,315,735

(1)
On November 6, 2014, the Company announced that its Board of Directors had increased the authorized level for repurchases of its common stock by $400.0 million. This followed the prior Board of Directors repurchase authorizations of $300 million, announced by the Company on November 8, 2013; $200.0 million, announced by the Company on October 22, 2012; $50.0 million, announced by the Company on December 6, 2011; and the original repurchase authorization of $125.0 million announced by the Company on April 21, 2008.

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
Date: April 28, 2015

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

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Filed herewith