Form 10-Q
period 2015-06-30
IDEX CORP /DE/
filed 2015-07-27
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of July 23, 2015: 77,392,051.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$311,495	$509,137
Receivables, less allowance for doubtful accounts of $8,718 at June 30, 2015 and $6,961 at December 31, 2014	286,111	256,040
Inventories — net	260,814	237,631
Other current assets	75,177	72,983
Total current assets	933,597	1,075,791
Property, plant and equipment — net	234,634	219,543
Goodwill	1,397,660	1,321,277
Intangible assets — net	313,694	271,164
Other noncurrent assets	23,773	20,295
Total assets	$2,903,358	$2,908,070
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$136,550	$127,462
Accrued expenses	145,771	163,409
Notes payable and current portion of long-term borrowings	469	98,946
Dividends payable	24,875	22,151
Total current liabilities	307,665	411,968
Long-term borrowings	874,777	765,006
Deferred income taxes	152,852	130,368
Other noncurrent liabilities	113,256	114,277
Total liabilities	1,448,550	1,421,619
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,125,838 shares at June 30, 2015 and 89,761,305 shares at December 31, 2014	901	898
Additional paid-in capital	671,183	647,553
Retained earnings	1,569,726	1,483,821
Treasury stock at cost: 12,419,025 shares at June 30, 2015 and 10,995,361 shares at December 31, 2014	(665,686)	(553,543)
Accumulated other comprehensive income (loss)	(121,316)	(92,278)
Total shareholders’ equity	1,454,808	1,486,451
Total liabilities and shareholders’ equity	$2,903,358	$2,908,070
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$514,881	$546,693	$1,017,079	$1,090,689
Cost of sales	283,266	305,561	559,423	605,137
Gross profit	231,615	241,132	457,656	485,552
Selling, general and administrative expenses	121,706	129,044	245,990	259,629
Operating income	109,909	112,088	211,666	225,923
Other (income) expense — net	827	137	(896)	(707)
Interest expense	10,584	10,405	21,181	20,862
Income before income taxes	98,498	101,546	191,381	205,768
Provision for income taxes	28,913	29,769	55,842	59,443
Net income	$69,585	$71,777	$135,539	$146,325

Basic earnings per common share	$0.89	$0.89	$1.74	$1.81
Diluted earnings per common share	$0.89	$0.88	$1.72	$1.79

Share data:
Basic weighted average common shares outstanding	77,466	80,106	77,731	80,317
Diluted weighted average common shares outstanding	78,297	81,149	78,576	81,362
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$69,585	$71,777	$135,539	$146,325
Other comprehensive income (loss)
Reclassification adjustments for derivatives, net of tax	1,126	1,155	2,256	2,312
Pension and other postretirement adjustments, net of tax	820	517	1,600	956
Cumulative translation adjustment	23,743	13,874	(32,894)	14,158
Other comprehensive income (loss)	25,689	15,546	(29,038)	17,426
Comprehensive income	$95,274	$87,323	$106,501	$163,751
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2014	$648,451	$1,483,821	$(24,813)	$(40,316)	$(27,149)	$(553,543)	$1,486,451
Net income	—	135,539	—	—	—	—	135,539
Cumulative translation adjustment	—	—	(32,894)	—	—	—	(32,894)
Pension and other postretirement adjustments (net of tax of $790)	—	—	—	1,600	—	—	1,600
Amortization of forward starting swaps (net of tax of $1,283)	—	—	—	—	2,256	—	2,256
Issuance of 493,943 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans	9,178	—	—	—	—	4,322	13,500
Excess tax benefit from share-based compensation	4,083	—	—	—	—	—	4,083
Repurchase of 1,490,582 shares of common stock	—	—	—	—	—	(113,263)	(113,263)
Shares surrendered for tax withholding	—	—	—	—	—	(3,202)	(3,202)
Share-based compensation	10,372	—	—	—	—	—	10,372
Cash dividends declared - $0.32 per common share		(49,634)					(49,634)
Balance, June 30, 2015	$672,084	$1,569,726	$(57,707)	$(38,716)	$(24,893)	$(665,686)	$1,454,808
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$135,539	$146,325
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,460	16,741
Amortization of intangible assets	20,137	21,932
Amortization of debt issuance costs	860	859
Share-based compensation expense	11,802	11,963
Deferred income taxes	524	(471)
Excess tax benefit from share-based compensation	(4,083)	(3,680)
Non-cash interest expense associated with forward starting swaps	3,539	3,637
Changes in (net of effect from acquisitions):
Receivables	(15,274)	(16,218)
Inventories	(10,473)	(15,584)
Other current assets	(630)	(3,352)
Trade accounts payable	4,158	13,291
Accrued expenses	(15,886)	(5,852)
Other — net	755	(3,411)
Net cash flows provided by operating activities	148,428	166,180
Cash flows from investing activities
Purchases of property, plant and equipment	(23,826)	(23,299)
Acquisition of businesses, net of cash acquired	(173,333)	(25,995)
Other — net	(105)	(29)
Net cash flows used in investing activities	(197,264)	(49,323)
Cash flows from financing activities
Borrowings under revolving facilities	350,342	80,014
Payments under revolving facilities	(240,586)	(36,181)
Payment of 2.58% Senior Euro Notes	(88,420)	—
Debt issuance costs	(1,323)	—
Dividends paid	(46,910)	(41,193)
Proceeds from stock option exercises	13,459	8,831
Excess tax benefit from share-based compensation	4,083	3,680
Purchase of common stock	(113,592)	(83,060)
Unvested shares surrendered for tax withholding	(3,202)	(2,836)
Net cash flows used in financing activities	(126,149)	(70,745)
Effect of exchange rate changes on cash and cash equivalents	(22,657)	(406)
Net increase (decrease) in cash	(197,642)	45,706
Cash and cash equivalents at beginning of year	509,137	439,629
Cash and cash equivalents at end of period	$311,495	$485,335

Supplemental cash flow information
Cash paid for:
Interest	$17,296	$16,354
Income taxes	36,338	61,801
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire year.
The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 which introduces a new five-step revenue recognition model. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard was initially released as effective for fiscal years beginning after December 15, 2016; however, in July 2015 the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The new guidelines can be implemented using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and has not yet determined the method by which we will adopt the standard.
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
The Company incurred $1.0 million of acquisition-related transaction costs in the three months ended June 30, 2015 resulting in a total of $1.2 million of acquisition-related transaction costs year to date. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. During the three months ending June 30, 2015, the Company recorded within cost of sales $0.7 million of fair value inventory charges associated with these acquisitions.
2015 Acquisitions
On May 29, 2015, the Company acquired the stock of Novotema, SpA ("Novotema"), a leader in the design, manufacture and sale of specialty sealing solutions for use in the building products, gas control, transportation, industrial and water markets. The business was acquired to complement and create synergies with our existing sealing group. Located in Villango, Italy, Novotema has annual revenues of $33 million and will operate in our Health & Science Technologies segment. Novotema was acquired for cash consideration of approximately $60.7 million (€55.6 million). The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $34.9 million and $20.1 million, respectively. The $34.9 million of goodwill is not deductible for tax purposes.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

On June 10, 2015, the Company acquired the stock of Alfa Valvole, S.r.l ("Alfa"), a leader in the design, manufacture and sale of specialty valve products for use in the chemical, petro-chemical, energy and sanitary markets. The business was acquired to expand our valve capabilities. Located in Casorezzo, Italy, Alfa has annual revenues of approximately $33 million and will operate in our Fluid & Metering Technologies segment. Alfa was acquired for cash consideration of $112.6 million (€99.8 million). The entire purchase price was funded with cash on hand. Preliminary goodwill and intangible assets recognized as part of this transaction were $59.6 million and $44.6 million, respectively. The $59.6 million of goodwill is not deductible for tax purposes.
The Company made an initial allocation of the purchase price for the Alfa and Novotema acquisitions as of the date of acquisition based on its understanding of the fair value of the acquired assets and assumed liabilities. In the months after closing, as the Company obtains additional information about these assets and liabilities, including tangible and intangible asset appraisals, and learns more about the newly acquired businesses, we will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate the valuation of inventory associated with the Alfa acquisition and is also in the process of obtaining or finalizing valuations of intangible and tangible assets for the Alfa and Novotema acquisitions. The Company will make appropriate adjustments to the purchase price allocations prior to the completion of the measurement period, as required.
The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

Current assets, net of cash acquired	$40,296
Property, plant and equipment	12,233
Goodwill	94,481
Intangible assets	64,711
Total assets acquired	211,721
Current liabilities	(15,321)
Deferred tax liability	(20,863)
Other liabilities	(2,204)
Net assets acquired	$173,333
Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisitions reflect the strategic fit, revenue and earnings growth potential of this business.
The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Trade names	$4,352	15
Customer relationships	50,074	14
Unpatented technology	10,285	8
Acquired intangible assets	$64,711
2014 Acquisitions
On April 28, 2014, the Company acquired the stock of Aegis Flow Technologies ("Aegis"), a leader in the design, manufacture and sale of specialty chemical processing valves for use in the chemical, petro-chemical, chlor-alkali, pharmaceutical, semiconductor and pulp/paper industries. Located in Geismar, Louisiana, Aegis operates in our Chemical, Food & Process platform within our Fluid & Metering Technologies segment. Aegis was acquired for cash consideration of $25.0 million. The entire purchase price was funded with borrowings under the Company's revolving credit facility. Goodwill and intangible assets recognized as part of this transaction were $7.7 million and $8.8 million, respectively. The $7.7 million of goodwill is deductible for tax purposes.

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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales
Fluid & Metering Technologies
External customers	$214,983	$225,866	$432,915	$448,873
Intersegment sales	310	234	626	588
Total group sales	215,293	226,100	433,541	449,461
Health & Science Technologies
External customers	188,046	184,849	365,796	368,741
Intersegment sales	359	823	1,729	3,306
Total group sales	188,405	185,672	367,525	372,047
Fire & Safety/Diversified Products
External customers	111,852	135,978	218,368	273,075
Intersegment sales	89	204	195	391
Total group sales	111,941	136,182	218,563	273,466
Intersegment elimination	(758)	(1,261)	(2,550)	(4,285)
Total net sales	$514,881	$546,693	$1,017,079	$1,090,689
Operating income
Fluid & Metering Technologies	$51,857	$55,623	$107,755	$112,030
Health & Science Technologies	42,060	36,137	79,517	72,366
Fire & Safety/Diversified Products	31,482	35,985	58,644	75,633
Corporate office and other	(15,490)	(15,657)	(34,250)	(34,106)
Total operating income	109,909	112,088	211,666	225,923
Interest expense	10,584	10,405	21,181	20,862
Other (income) expense - net	827	137	(896)	(707)
Income before income taxes	$98,498	$101,546	$191,381	$205,768

	June 30, 2015	December 31, 2014
Assets
Fluid & Metering Technologies	$1,161,544	$1,026,238
Health & Science Technologies	1,121,965	1,101,155
Fire & Safety/Diversified Products	461,302	510,841
Corporate office	158,547	269,836
Total assets	$2,903,358	$2,908,070

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
ASC 260 “Earnings Per Share” provides that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the more dilutive of the treasury stock method and the two-class method prescribed by ASC 260. For purposes of calculating diluted EPS, net income attributable to common shareholders was reduced by $0.1 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively; and $0.4 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively.
Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	77,466	80,106	77,731	80,317
Dilutive effect of stock options, unvested shares, performance share units and DCUs	831	1,043	845	1,045
Diluted weighted average common shares outstanding	78,297	81,149	78,576	81,362
Options to purchase approximately 0.9 million and 0.5 million shares of common stock for both the three and the six months ended June 30, 2015 and 2014, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

5.    Inventories
The components of inventories as of June 30, 2015 and December 31, 2014 were:

	June 30, 2015	December 31, 2014
Raw materials and component parts	$147,608	$137,584
Work in process	44,625	37,178
Finished goods	68,581	62,869
Total	$260,814	$237,631
Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2015, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2014	$524,149	$563,465	$233,663	$1,321,277
Foreign currency translation	(8,247)	103	(9,954)	(18,098)
Acquisitions	59,562	34,919	—	94,481
Balance at June 30, 2015	$575,464	$598,487	$223,709	$1,397,660
ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the six months ended June 30, 2015. Based on the results of our annual impairment test at October

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

31, 2014, all reporting units had a fair value that was more than 100% greater than the carrying value, except for our IDEX Optics and Photonics ("IOP") reporting unit, which had a fair value approximately 15% greater than the carrying value.

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2015 and December 31, 2014:

	At June 30, 2015				At December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$10,168	$(5,768)	$4,400	11	$10,016	$(5,313)	$4,703
Trade names	107,506	(35,754)	71,752	16	104,118	(32,881)	71,237
Customer relationships	265,256	(132,125)	133,131	11	222,486	(126,193)	96,293
Non-compete agreements	836	(762)	74	3	840	(636)	204
Unpatented technology	79,243	(38,682)	40,561	10	69,760	(35,165)	34,595
Other	7,036	(5,360)	1,676	10	7,034	(5,002)	2,032
Total amortized intangible assets	470,045	(218,451)	251,594		414,254	(205,190)	209,064
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Total intangible assets	$532,145	$(218,451)	$313,694		$476,354	$(205,190)	$271,164
The unamortized Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired.

7.    Accrued Expenses
The components of accrued expenses as of June 30, 2015 and December 31, 2014 were:

	June 30, 2015	December 31, 2014
Payroll and related items	$57,699	$64,124
Management incentive compensation	8,131	21,567
Income taxes payable	18,334	9,305
Insurance	8,225	10,058
Warranty	6,858	7,196
Deferred revenue	10,477	11,813
Restructuring	1,168	6,056
Liability for uncertain tax positions	2,177	2,084
Accrued interest	1,224	1,738
Other	31,478	29,468
Total accrued expenses	$145,771	$163,409

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

8.    Other Noncurrent Liabilities
The components of other noncurrent liabilities as of June 30, 2015 and December 31, 2014 were:

	June 30, 2015	December 31, 2014
Pension and retiree medical obligations	$87,101	$90,584
Liability for uncertain tax positions	4,064	2,471
Deferred revenue	3,692	4,612
Other	18,399	16,610
Total other noncurrent liabilities	$113,256	$114,277

9.    Borrowings
Borrowings at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Revolving Facility	$225,000	$115,000
2.58% Senior Euro Notes, due June 2015	—	98,456
4.5% Senior Notes, due December 2020	299,051	298,975
4.2% Senior Notes, due December 2021	349,391	349,351
Other borrowings	1,804	2,170
Total borrowings	875,246	863,952
Less current portion	469	98,946
Total long-term borrowings	$874,777	$765,006
On June 23, 2015, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement replaces the Company’s existing five-year, $700 million credit agreement, dated as of June 27, 2011, which was due to expire on June 27, 2016.
The Credit Agreement consists of a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $700 million with a final maturity date of June 23, 2020. The maturity date may be extended under certain conditions for an additional one-year term. Up to $75 million of the Revolving Facility is available for the issuance of letters of credit. Additionally, up to $50 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.
Proceeds of the Revolving Facility are available for use by the Borrowers for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $350 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries.
Borrowings under the Credit Agreement bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .91% to 1.50%. Based on the Company's credit rating at June 30, 2015, the applicable margin was 1.10%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months.
The Credit Agreement requires payment to the lenders of a facility fee based upon (a) the amount of the lenders’ commitments under the credit facility from time to time and (b) the applicable corporate credit ratings of the Company. Voluntary prepayments of any loans and voluntary reductions of the unutilized portion of the commitments under the credit

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

facility are permissible without penalty, subject to break funding payments and minimum notice and minimum reduction amount requirements.
The Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for senior unsecured credit agreements, including a financial covenant requiring the maintenance of a 3.50 to 1.0 or lower leverage ratio, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA, each as defined in the Credit
Agreement.
The negative covenants include, among other things, limitations (each of which is subject to customary exceptions for financings of this type) on our ability to grant liens; enter into transactions resulting in fundamental changes (such as mergers or sales of all or substantially all of the assets of the Company); restrict subsidiary dividends or other subsidiary distributions; enter into transactions with the Company’s affiliates; and incur certain additional subsidiary debt.
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
At June 30, 2015, $225.0 million was outstanding under the Revolving Facility, with $7.6 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at June 30, 2015 of approximately $467.4 million.
During the three months ended June 30, 2015, the Company paid the balance of the 2.58% Senior Euro Notes, upon its maturity, using cash on hand.
Other borrowings of $1.8 million at June 30, 2015 consisted primarily of debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at rates ranging from 0.2% to 1.3% per annum.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility, which requires a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At June 30, 2015, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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
The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. See Note 13 for the amount of loss reclassified into income for interest rate contracts for the six months ended June 30, 2015 and 2014. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change.

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date. As of June 30, 2015, the Company did not have any interest rate contracts outstanding.
In 2010 and 2011, the Company entered into two separate forward starting interest rate contracts in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year term of the debt instruments. Approximately $6.9 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at June 30, 2015 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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
The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheet at June 30, 2015 and December 31, 2014:

	Basis of Fair Value Measurements
	Balance at June 30, 2015	Level 1	Level 2	Level 3
Money market investment	$44,409	$44,409	$—	$—
Available for sale securities	4,973	4,973	—	—

	Basis of Fair Value Measurements
	Balance at December 31, 2014	Level 1	Level 2	Level 3
Money market investment	$21,094	$21,094	$—	$—
Available for sale securities	4,513	4,513	—	—
There were no transfers of assets or liabilities between Level 1 and Level 2 during the quarter ended June 30, 2015 or the year ended December 31, 2014.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At June 30, 2015, the fair value of the outstanding indebtedness under our Revolving Facility, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $873.9 million compared to the carrying value of $873.4 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

12.    Restructuring
During the fourth quarter of 2014, the Company recorded restructuring costs as a part of restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable, growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The costs incurred related to these initiatives were included in Restructuring expenses in the Consolidated Statements of Operations while the related accruals were included in Accrued expenses in the Consolidated Balance Sheets. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of asset disposals or impairments and lease exit costs.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Restructuring accruals of $1.2 million and $6.1 million at June 30, 2015 and December 31, 2014, respectively, are recorded in Accrued liabilities in the Consolidated Balance Sheets. Severance benefits are expected to be paid by the end of 2015 using cash from operations. The changes in the restructuring accrual for the six months ended June 30, 2015 are as follows:

Balance at January 1, 2015	$6,056
Payments, utilization and other	(4,888)
Balance at June 30, 2015	$1,168

On July 22, 2015 the Company announced that there would be additional restructuring actions taken in the third and fourth quarters of 2015 to better align the Company's costs and operations with current market conditions. The restructuring expense associated with these actions is not expected to exceed $8 million and will be completed by the end of the year.

13.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$23,743	$—	$23,743	$13,874	$—	$13,874
Pension and other postretirement adjustments	1,215	(395)	820	798	(281)	517
Reclassification adjustments for derivatives	1,767	(641)	1,126	1,817	(662)	1,155
Total other comprehensive income (loss)	$26,725	$(1,036)	$25,689	$16,489	$(943)	$15,546

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(32,894)	$—	$(32,894)	$14,158	$—	$14,158
Pension and other postretirement adjustments	2,390	(790)	1,600	1,477	(521)	956
Reclassification adjustments for derivatives	3,539	(1,283)	2,256	3,637	(1,325)	2,312
Total other comprehensive income (loss)	$(26,965)	$(2,073)	$(29,038)	$19,272	$(1,846)	$17,426

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table summarizes the amounts reclassified from accumulated other comprehensive income to net income during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	Income Statement Caption
Pension and other postretirement plans
Amortization of service cost	$1,215	$798	$2,390	$1,477	Selling, general and administrative expense
Total before tax	1,215	798	2,390	1,477
Provision for income taxes	(395)	(281)	(790)	(521)
Total net of tax	$820	$517	$1,600	$956
Derivatives
Reclassification adjustments	$1,767	$1,817	$3,539	$3,637	Interest expense
Total before tax	1,767	1,817	3,539	3,637
Provision for income taxes	(641)	(662)	(1,283)	(1,325)
Total net of tax	$1,126	$1,155	$2,256	$2,312

14.    Common and Preferred Stock
On November 6, 2014, the Company’s Board of Directors approved a $400.0 million increase in the authorized level for repurchases of common stock. Repurchases will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the six months ended June 30, 2015, the Company purchased a total of 1.5 million shares at a cost of $113.3 million, of which $2.3 million was settled in July 2015. During the six months ended June 30, 2014, the Company purchased 1.2 million shares at a cost of $85.7 million, of which $2.6 million was settled in July 2014. As of June 30, 2015, the amount of share repurchase authorization remaining is $432.2 million.
At June 30, 2015 and December 31, 2014, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at June 30, 2015 or December 31, 2014.

15.    Share-Based Compensation
During the six months ended June 30, 2015, the Company granted approximately 0.4 million stock options, 0.1 million unvested shares and 0.1 million performance share units. During the six months ended June 30, 2014, the Company granted approximately 0.5 million stock options, 0.2 million unvested shares and 0.1 million performance share units.
Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended June 30,
	2015	2014
Weighted average fair value of option grants	$19.49	$19.34
Dividend yield	1.65%	1.43%
Volatility	29.87%	30.43%
Risk-free forward interest rate	0.26% - 3.11%	0.10% - 4.17%
Expected life (in years)	5.90	5.87

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Weighted average fair value of option grants	$20.39	$19.53
Dividend yield	1.42%	1.26%
Volatility	29.94%	30.36%
Risk-free forward interest rate	0.23% - 2.75%	0.12% - 4.67%
Expected life (in years)	5.90	5.89

Weighted average performance share unit fair values and assumptions for the period specified are disclosed below. The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model.

	Three and Six Months Ended June 30,
	2015	2014
Weighted average fair value of performance share units	$95.07	$94.55
Dividend yield	0.00%	0.00%
Volatility	19.14%	26.41%
Risk-free forward interest rate	1.01%	0.65%
Expected life (in years)	2.86	2.88
Total compensation cost for stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of goods sold	$124	$133	$350	$375
Selling, general and administrative expenses	1,494	1,425	3,690	3,615
Total expense before income taxes	1,618	1,558	4,040	3,990
Income tax benefit	(502)	(496)	(1,269)	(1,251)
Total expense after income taxes	$1,116	$1,062	$2,771	$2,739

Total compensation cost for unvested shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of goods sold	$320	$693	$799	$1,165
Selling, general and administrative expenses	1,741	2,578	4,438	5,324
Total expense before income taxes	2,061	3,271	5,237	6,489
Income tax benefit	(472)	(644)	(1,278)	(1,331)
Total expense after income taxes	$1,589	$2,627	$3,959	$5,158

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for performance share units is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	1,183	823	2,525	1,484
Total expense before income taxes	1,183	823	2,525	1,484
Income tax benefit	(408)	(288)	(838)	(474)
Total expense after income taxes	$775	$535	$1,687	$1,010
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.
As of June 30, 2015, there was $13.5 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, $11.7 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.1 years, and $8.7 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.1 years.
A summary of the Company’s stock option activity as of June 30, 2015, and changes during the six months ended June 30, 2015, is presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,378,559	$46.91	6.69	$73,561,785
Granted	459,830	78.40
Exercised	(338,195)	39.93
Forfeited	(53,310)	61.85
Outstanding at June 30, 2015	2,446,884	$53.47	6.95	$61,436,539
Vested and expected to vest as of June 30, 2015	2,309,595	$52.41	6.83	$60,453,367
Exercisable at June 30, 2015	1,317,492	$41.61	5.52	$48,706,596

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

	Pension Benefits
	Three Months Ended June 30,
	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$376	$376	$323	$392
Interest cost	937	433	1,053	605
Expected return on plan assets	(1,248)	(280)	(1,408)	(329)
Net amortization	855	470	674	219
Net periodic benefit cost	$920	$999	$642	$887

	Pension Benefits
	Six Months Ended June 30,
	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$751	$757	$645	$766
Interest cost	1,875	868	2,106	1,204
Expected return on plan assets	(2,496)	(556)	(2,816)	(657)
Net amortization	1,679	929	1,374	439
Net periodic benefit cost	$1,809	$1,998	$1,309	$1,752

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$169	$179	$338	$357
Interest cost	209	233	418	466
Net amortization	(111)	(119)	(219)	(237)
Net periodic benefit cost	$267	$293	$537	$586
The Company previously disclosed in its financial statements for the year ended December 31, 2014, that it expected to contribute approximately $1.6 million to its defined benefit plans and $0.5 million to its other postretirement benefit plans in 2015. As of June 30, 2015, the Company now expects to contribute $5.9 million to its defined benefit plans and $0.7 million to its other postretirement benefit plans in 2015. The Company contributed a total of $2.2 million during the first six months of 2015 to fund these plans.

17.    Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on its financial condition, results of operations or cash flows.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

18.    Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $28.9 million in the second quarter of 2015 from $29.8 million in the same period of 2014. The effective tax rate increased to 29.4% for the second quarter of 2015 compared to 29.3% in the same period of 2014 due to the mix of global pre-tax income among jurisdictions. Additionally, the effective tax rate for the comparable period of the prior year was favorably impacted by the enactment of state income tax laws.

The provision for income taxes decreased to $55.8 million in the six months ended June 30, 2015 from $59.4 million in the same period of 2014. The effective tax rate increased to 29.2% for the six months ended June 30, 2015 compared to 28.9% in the same period of 2014 due to the mix of global pre-tax income among jurisdictions. Additionally, the effective tax rate for the comparable period of the prior year was favorably impacted by the enactment of state income tax laws and settlements with taxing authorities primarily related to purchase price adjustments for prior period acquisitions.
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

19.    Subsequent Events
On July 1, 2015, the Company announced the acquisition of CiDRA Precision Services, LLC for cash consideration of approximately $19.5 million with an earn-out of up to $5.5 million contingent on the achievement of financial objectives in the 12-month period following the close. CiDRA Precision Services, LLC, located in Wallingford, CT, is a leader in the design, manufacture and sale of microfluidic components serving the life science, health and industrial markets. CiDRA Precision Services, LLC has annual revenues of approximately $9 million and will operate within our Health & Sciences Technologies segment.
On July 15, 2015 the Company announced the appointment of Eric Ashleman to the role of Chief Operating Officer. Mr. Ashleman will be responsible for the operations of all IDEX business units and segments. The Company is currently in the process of assessing the impact, if any, on internal controls and financial reporting.

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
In this report, references to organic sales, a non-GAAP measure, refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States but excludes (1) sales from acquired businesses during the first twelve months of ownership and (2) the impact of foreign currency translation. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions because the nature, size, and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. In addition, this report references EBITDA. This non-GAAP measure has been reconciled to net income and operating income in Item 2 under the heading "Non-GAAP Disclosures." Given the acquisitive nature of the Company, management believes that EBITDA provides important information about the performance of the Company's businesses by, among other matters, eliminating the impact of higher amortization expense at recently acquired businesses.
The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP, and the financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.
Some of our key financial results for the three months ended June 30, 2015 are as follows:

•	Sales of $514.9 million decreased 6%; organic sales — excluding acquisitions and foreign currency translation — were down 2%.

•	EBITDA of $128.2 million was 25% of sales and covered interest expense by more than 12 times.

•	Operating income of $109.9 million decreased 2%.

•	Net income decreased 3% to $69.6 million.

•	Diluted EPS of $0.89 increased 1 cent, or 1%.
Some of our key financial results for the six months ended June 30, 2015 are as follows:

•	Sales of $1,017.1 million decreased 7%; organic sales — excluding acquisitions and foreign currency translation — were down 3%.

•	EBITDA of $250.2 million was 25% of sales and covered interest expense by more than 11 times

•	Operating income of $211.7 million decreased 6%.

•	Net income decreased 7% to $135.5 million.

•	Diluted EPS of $1.72 decreased 7 cents, or 4%.
Given the Company’s current outlook, we are projecting third quarter 2015 diluted EPS in the range of $0.88 to $0.90 with full year 2015 diluted EPS of $3.50 to $3.60.

Results of Operations
The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2015 and 2014. Segment operating income and EBITDA excludes unallocated corporate operating expenses.

Consolidated Results in the Three Months Ended June 30, 2015 Compared with the Same Period of 2014

(In thousands)	Three Months Ended June 30,
	2015	2014
Net sales	$514,881	$546,693
Operating income	109,909	112,088
Operating margin	21.3%	20.5%
For the second quarter of 2015, Fluid & Metering Technologies contributed 42% of sales, 41% of operating income and 41% of EBITDA; Health & Science Technologies accounted for 36% of sales, 34% of operating income and 36% of EBITDA; and Fire & Safety/Diversified Products represented 22% of sales, 25% of operating income and 23% of EBITDA. The aforementioned percentages are calculated on the basis of total segment (and not total Company) sales, operating income and EBITDA.
Sales in the three months ended June 30, 2015 were $514.9 million, a 6% decrease from the comparable period last year. This decrease reflects a 2% decrease in organic sales, a 1% increase from acquisitions (Aegis - April 2014, Novotema - June 2015 and Alfa - June 2015) and 5% unfavorable foreign currency translation. Organic sales to customers outside the U.S. represented approximately 51% of total sales in the second quarter of 2015 compared to 50% during the same period of 2014.
Gross profit of $231.6 million in the second quarter of 2015 decreased $9.5 million, or 4%, from the same period in 2014. Gross margin of 45.0% in the second quarter of 2015 increased from 44.1% during the same period in 2014. The increase in gross margin is primarily due to productivity and from benefits of the Company’s restructuring actions taken in the prior year.
Selling, general and administrative expenses decreased to $121.7 million in the second quarter of 2015 from $129.0 million during the same period of 2014. The change reflects a decrease in volume related expenses of $8.7 million, partially offset by approximately $1.4 million for incremental costs from the Aegis, Novotema and Alfa acquisitions. As a percentage of sales, SG&A expenses were 23.7% for the second quarter of 2015 and 23.6% for the same period of 2014.
Operating income of $109.9 million in the second quarter of 2015 was down from the $112.1 million recorded during the same period in 2014, primarily reflecting a decrease in volume. Operating margin of 21.3% in the second quarter of 2015 was up from 20.5% during the same period of 2014, primarily due to productivity.
Other expense - net was $0.8 million in the second quarter of 2015 compared with $0.1 million of other expense - net recorded in the same period in 2014, primarily due to foreign currency translation loss.
Interest expense of $10.6 million in the second quarter of 2015 was slightly up from $10.4 million in 2014.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $28.9 million for the second quarter of 2015 decreased compared to $29.8 million recorded in the same period of 2014. The effective tax rate increased to 29.4% for the second quarter of 2015 compared to 29.3% in the same period of 2014 due to the mix of global pre-tax income among jurisdictions. Additionally, the effective tax rate for the comparable period of the prior year was favorably impacted by the enactment of state income tax laws.
Net income in the second quarter of 2015 of $69.6 million decreased from $71.8 million during the same period of 2014. Diluted earnings per share in the second quarter of 2015 of $0.89 increased $0.01, or 1%, compared with the same period in 2014.
Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended June 30,
	2015	2014
Net sales	$215,293	$226,100
Operating income	51,857	55,623
Operating margin	24.1%	24.6%
Sales of $215.3 million decreased $10.8 million, or 5%, in the second quarter of 2015 compared with the same period of 2014. This reflects a 2% decrease in organic sales, a 1% increase from acquisitions (Aegis - April 2014 and Alfa - June 2015) and 4% unfavorable foreign currency translation. In the second quarter of 2015, organic sales decreased 8% domestically and increased

7% internationally compared to the same period in 2014. Organic sales to customers outside the U.S. were approximately 46% of total segment sales during the second quarter of 2015, compared with 42% during the same period in 2014.
Sales decreased in the Energy platform in the second quarter of 2015 compared to the same period of 2014 due to the effect of depressed oil prices, and the lack of large capital project sales in Europe and the Middle East. Sales within our Chemical, Food & Process platform increased compared to the second quarter of 2014 due to one-time European project wins. This was partially offset by weakness in the North American industrial distribution market, and the impact of foreign currency translation. Sales decreased in Diaphragm & Dosing Pump Technology compared to the second quarter of 2014, due to weakness in North American oil & gas and petrochem markets. Sales within the Agricultural group decreased compared to the second quarter of 2014 as the OEM and after-market distribution business remain depressed due to the decline in commodity prices and farm incomes. Sales increased within Water Services & Technology compared to the second quarter of 2014, as demand for new products continues to drive growth and municipal spending opens up in the United States and United Kingdom.
Operating income and operating margin of $51.9 million and 24.1% respectively, were lower than the $55.6 million and 24.6% recorded in the second quarter of 2014, due to lower volume.
Health & Science Technologies Segment

(In thousands)	Three Months Ended June 30,
	2015	2014
Net sales	$188,405	$185,672
Operating income	42,060	36,137
Operating margin	22.3%	19.5%
Sales of $188.4 million increased $2.7 million, or 2%, in the second quarter of 2015 compared with the same period in 2014. This reflects 4% organic revenue growth, a 2% increase from acquisitions (Novotema - June 2015) and 4% unfavorable foreign currency translation. In the second quarter of 2015, organic sales increased 6% domestically and 2% internationally. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in the second quarter of 2015 and 2014.
Sales within our Material Processing Technologies platform increased compared to the second quarter of 2014 primarily due to the fulfillment of project orders received in 2014 for the Asian food and pharmaceutical markets. Sales increased compared to the second quarter of 2014 within our Scientific Fluidics platform due to strong demand in the analytical instrumentation, in-vitro diagnostic and bio markets. Sales within our Sealing Solutions group increased compared to the second quarter of 2014 due to strong sales in the semiconductor market and the acquisition of Novotema, slightly offset by weakness in oil & gas. Sales within our Optics and Photonics platform decreased compared to the second quarter of 2014 due to continued softness in specific semiconductor and biomedical markets. Sales within our Industrial group decreased compared to the second quarter of 2014 due to a slowing North American distribution market and continued softness in China.
Operating income and operating margin of $42.1 million and 22.3%, respectively, in the second quarter of 2015 were up from the $36.1 million and 19.5% recorded in the same period of 2014, primarily due to increased volume and productivity initiatives.
Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended June 30,
	2015	2014
Net sales	$111,941	$136,182
Operating income	31,482	35,985
Operating margin	28.1%	26.4%
Sales of $111.9 million decreased $24.2 million, or 18%, in the second quarter of 2015 compared with the same period in 2014. This reflects an 11% decrease in organic revenue and 7% unfavorable foreign currency translation. In the second quarter of 2015, organic sales decreased 8% domestically and 12% internationally, year over year. Organic sales to customers outside the U.S. were approximately 57% of total segment sales in the second quarter of 2015 and 2014.
Sales within our Dispensing group decreased compared to the second quarter of 2014 primarily as a result of fulfilling the remaining part of a large project in 2014. Sales within our Band-It group decreased compared to the second quarter of 2014 due to the decline of energy prices, partially offset by strong transportation sales in North America. Sales within our Fire Suppression group decreased due to the decline of trailer sales into North American power facilities and stagnant sales in China. Sales within our Rescue group decreased compared to the second quarter of 2014 primarily due to softness in Asia from delays in municipal spending.
Operating income of $31.5 million in the second quarter of 2015 was lower than the $36.0 million recorded in the second quarter of 2014 while operating margin of 28.1%, in the second quarter of 2015 was higher than the 26.4% recorded in the second quarter of 2014, primarily due to productivity initiatives.

Consolidated Results in the Six Months Ended June 30, 2015 Compared with the Same Period of 2014

(In thousands)	Six Months Ended June 30,
	2015	2014
Net sales	$1,017,079	$1,090,689
Operating income	211,666	225,923
Operating margin	20.8%	20.7%
For the six months ended June 30, 2015, Fluid & Metering Technologies contributed 43% of sales, 44% of operating income and 43% of EBITDA; Health & Science Technologies contributed 36% of sales, 32% of operating income and 35% of EBITDA; and Fire & Safety/Diversified Products contributed 21% of sales, 24% of operating income and 22% of EBITDA. The aforementioned percentages are calculated on the basis of total segment (and not total Company) sales, operating income and EBITDA.
Sales in the six months ended June 30, 2015 were $1,017.1 million, a 7% decrease from the comparable period last year. This decrease reflects a 3% decrease in organic sales, a 1% favorable impact from acquisitions (Aegis - April 2014, Novotema - June 2105 and Alfa - June 2015) and 5% unfavorable foreign currency translation. Organic sales to customers outside the U.S. represented approximately 51% of total sales in the first six months of 2015, compared to 48% during the same period of 2014.
Gross profit of $457.7 million in the first six months of 2015 decreased $27.9 million, or 6%, from the same period in 2014. Gross margin of 45.0% in the first six months of 2015 increased from 44.5% during the same period in 2014, primarily resulting from benefits of the Company’s restructuring actions taken in the prior year.
Selling, general and administrative expenses decreased to $246.0 million in the first six months of 2015 from $259.6 million during the same period of 2014. The change reflects a decrease in volume related expenses of $16.4 million partially offset by an increase of approximately $2.8 million of incremental costs from acquisitions. As a percentage of sales, SG&A expenses were 24.2% for the first six months of 2015 compared to 23.8% during the same period of 2014.
Operating income of $211.7 million in the first six months of 2015 was down from the $225.9 million recorded during the same period in 2014, primarily reflecting a decrease in volume partially offset by improved productivity, including benefits from our 2014 restructuring actions. Operating margin of 20.8% in the first six months of 2015 was slightly up from 20.7% during the same period of 2014.
Other income - net of $0.9 million in the first six months of 2015 increased $0.2 million compared with the same period in 2014, primarily due to gains on foreign currency transactions.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $55.8 million for the first six months of 2015 decreased compared to $59.4 million recorded in the same period of 2014. The effective tax rate increased slightly to 29.2% for the first six months of 2015 compared to 28.9% in the same period of 2014 due to the mix of global pre-tax income among jurisdictions. Additionally, the effective tax rate for the comparable period of the prior year was favorably impacted by the enactment of state income tax laws.
Net income in the first six months of 2015 of $135.5 million decreased from $146.3 million during the same period of 2014. Diluted earnings per share in the first six months of 2015 of $1.72 decreased $0.07, or 4%, compared with the same period in 2014.

Fluid & Metering Technologies Segment

(In thousands)	Six Months Ended June 30,
	2015	2014
Net sales	$433,541	$449,461
Operating income	107,755	112,030
Operating margin	24.9%	24.9%
Sales of $433.5 million decreased $15.9 million, or 4%, in the first six months of 2015 compared with the same period of 2014. This reflects a 1% decrease in organic sales, a 1% favorable impact from acquisitions (Aegis - April 2014 and Alfa - June 2015) and 4% unfavorable foreign currency translation. In the first six months of 2015, organic sales decreased 4% domestically and increased 4% internationally compared to the same period in 2014. Organic sales to customers outside the U.S. were approximately 45% of total segment sales during the first six months of 2015 compared to 42% during the same period of 2014.
Sales within the Energy platform decreased in the first six months of 2015 compared to the same period of 2014 due to the decline in energy prices, and the resulting global delay of large capital projects. Sales within our Chemical, Food & Process platform increased compared to the first six months of 2014 based on solid demand from chemical and petrochemical industries in both North American and European end markets and the impact from the acquisition of Aegis, partially offset by the negative impact of foreign currency translation. Sales within our Agricultural group decreased due to the sharp declines in OEM production and a larger than anticipated deterioration in after-market and industrial business. Diaphragm & Dosing Pump Technology sales were flat compared to the first six months of 2014 from weakness in the North American oil and gas and petrochemical markets. Sales in Water Service & Technology were flat in the first six months of 2015 compared to the same period in 2014 as the success of new products continues to take share, and municipal spending upticks, offset by the negative impact of the strong U.S. Dollar.
Operating income of $107.8 million was lower than the $112.0 million recorded in the first six months of 2014, primarily due to decreased volume partially offset by productivity and the benefits from our 2014 restructuring actions. Operating margin was 24.9% for both the first six months of 2015 and 2014, primarily due to improved productivity including benefits from our 2014 restructuring actions being offset by decreased volume.
Health & Science Technologies Segment

(In thousands)	Six Months Ended June 30,
	2015	2014
Net sales	$367,525	$372,047
Operating income	79,517	72,366
Operating margin	21.6%	19.5%
Sales of $367.5 million decreased $4.5 million, or 1%, in the first six months of 2015 compared with the same period in 2014. This decrease reflects a 2% increase in organic sales growth, a 1% favorable impact from acqusitions and 4% unfavorable foreign currency translation. In the first six months of 2015, organic sales increased 2% both domestically and internationally. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in the first six months of 2015 compared with 53% during the same period in 2014.
Sales within our Material Processing Technologies platform decreased compared to the first six months of 2014 due to a decline in large capital spending in both North America and Asia in the early part of 2015. Sales within our Scientific Fluidics platform were up compared to the first six months of 2014 due to strong demand in all end markets. Sales within the Sealing Solutions group increased compared to the first six months of 2014 due to strong growth in the general semiconductor market and the Novotema acquisition, partially offset by the negative impact of declining energy prices. Sales within our Optics and Photonics platform decreased compared to the first six months of 2014 due to softness in their specific end markets within the semiconductor market, combined with slower biomedical and defense markets. Sales within our Industrial group decreased compared to the first six months of 2014, due to a sluggish market in China and a slowing North American industrial distribution market.
Operating income and operating margin of $79.5 million and 21.6%, respectively, in the first six months of 2015 were up from the $72.4 million and 19.5% recorded in the same period of 2014, primarily due to improved productivity including benefits from our 2014 restructuring actions, partially offset by decreased volume.

Fire & Safety/Diversified Products Segment

(In thousands)	Six Months Ended June 30,
	2015	2014
Net sales	$218,563	$273,466
Operating income	58,644	75,633
Operating margin	26.8%	27.7%
Sales of $218.6 million decreased $54.9 million, or 20%, in the first six months of 2015 compared with the same period in 2014. This reflects a decline in organic revenue of 13% and 7% unfavorable foreign currency translation. In the first six months of 2015, organic sales decreased 21% domestically and decreased 6% internationally, compared with the same period in 2014. Organic sales to customers outside the U.S. were approximately 57% of total segment sales in the first six months of 2015 compared to 52% during the same period of 2014.
Sales within our Dispensing group decreased compared to the first six months of 2014 as a result of fulfilling a large project in 2014. Sales within our Band-It group decreased compared to the first six months of 2014 driven by the decline in energy prices, partially offset by strength in the North American transportation market. Sales within our Fire Suppression group decreased compared to the first six months of 2014 due to softening trailer sales to North American power facilities. Sales within our Rescue group decreased due to negative foreign currency translation, and a lack of activity in the China municipal market.
Operating income and operating margin of $58.6 million and 26.8%, respectively, in the first six months of 2015 were lower than the $75.6 million and 27.7% recorded in the first six months of 2014, primarily due to lower volume, partially offset by benefits from our 2014 restructuring actions.

Liquidity and Capital Resources
Operating Activities
At June 30, 2015, the Company's cash and cash equivalents totaled $311.5 million, of which $254.2 million was held outside of the United States. At June 30, 2015, working capital was $625.9 million and the current ratio was 3.0 to 1. Cash flows from operating activities for the first six months of 2015 decreased $17.8 million, or 11%, to $148.4 million compared to the first six months of 2014, due to restructuring expenses and lower earnings.
Investing Activities
Cash flows used in investing activities for the first six months of 2015 increased $147.9 million, or 300% to $197.3 million compared to the same period of 2014, primarily due the acquisition of Novotema and Alfa.
Cash flows provided by operating activities were more than adequate to fund capital expenditures of $23.8 million and $23.3 million in the first six months of 2015 and 2014, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.
Financing Activities
Cash flows used in financing activities for the first six months of 2015 increased $55.4 million, or 78% to $126.1 million compared to the same period of 2014, primarily as a result of the payoff of the 2.58% Senior Euro Note and purchases of common stock.
On June 23, 2015, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement replaces the Company’s existing five-year, $700 million credit agreement, dated as of June 27, 2011, which was due to expire in June 27, 2016.
The Credit Agreement consists of the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 23, 2020. At June 30, 2015, there were $225.0 million of outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $7.6 million. The net available borrowing capacity under the Revolving Facility at June 30, 2015, was approximately $467.4 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .91% to 1.50%. Based on the Company’s credit rating at June 30, 2015, the applicable margin was 1.10%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 15 basis points and is payable quarterly.
In the three months ended June 30, 2015, the Company paid off the balance of the 2.58% Senior Euro Notes, upon its maturity, using cash on the balance sheet.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility, which requires a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At June 30, 2015, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 12.56 to 1 and the leverage ratio was 1.64 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
On November 6, 2014, the Company’s Board of Directors approved a $400.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the first six months of 2015, the Company purchased a total of 1.5 million shares at a cost of $113.3 million, of which $2.3 million was settled in July 2015. As of June 30, 2015, the amount of share repurchase authorization remaining is $432.2 million.
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

Non-GAAP Disclosures
The following is a reconciliation of EBITDA to the comparable measures of net income and operating income, as determined in accordance with U.S. GAAP. We have reconciled consolidated EBITDA to net income and we have reconciled segment EBITDA to segment operating income, as we do not allocate interest and income taxes to our segments. EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense at recently acquired businesses, management uses EBITDA, in addition to operating income, to provide another way to measure financial performance of businesses across our three segments. Management also uses EBITDA for enterprise valuation purposes. We believe that EBITDA is also useful to some investors as an indicator of the strength and performance of the Company's and its segment's ongoing business operations and a way to evaluate and compare operating performance and value companies within our industry. However, it should not be considered as an alternative to net income, operating income or any other items calculated in accordance with U.S. GAAP. The definition of EBITDA used here may differ from that used by other companies.

Consolidated EBITDA Reconciliation (in thousands)	Three Months Ended June 30,
	2015	2014
Net income	$69,585	$71,777
+ Income taxes	28,913	29,769
+ Interest expense	10,584	10,405
+ Depreciation & amortization	19,087	19,416
EBITDA	$128,169	$131,367

Net sales	$514,881	$546,693
EBITDA as a percentage of net sales	24.9%	24.0%

Segment EBITDA Reconciliation	Three Months Ended June 30,
(in thousands)	2015			2014
	FMT	HST	FSDP	FMT	HST	FSDP
Operating income	$51,857	$42,060	$31,482	$55,623	$36,137	$35,985
- Other (income) expense - net	(10)	661	18	(148)	409	120
+ Depreciation & amortization	6,649	10,487	1,529	6,746	10,690	1,672
EBITDA	$58,516	$51,886	$32,993	$62,517	$46,418	$37,537

Net sales	$215,293	$188,405	$111,941	$226,100	$185,672	$136,182
EBITDA as a percentage of net sales	27.2%	27.5%	29.5%	27.7%	25.0%	27.6%

Consolidated EBITDA Reconciliation (in thousands)	Six Months Ended June 30,
	2015	2014
Net income	$135,539	$146,325
+ Income taxes	55,842	59,443
+ Interest expense	21,181	20,862
+ Depreciation and amortization	37,597	38,673
EBITDA	$250,159	$265,303

Net sales	$1,017,079	$1,090,689
EBITDA as a percentage of net sales	24.6%	24.3%

Segment EBITDA Reconciliation	Six Months Ended June 30,
(in thousands)	2015			2014
	FMT	HST	FSDP	FMT	HST	FSDP
Operating income	$107,755	$79,517	$58,644	$112,030	$72,366	$75,633
- Other (income) expense - net	(812)	530	(844)	(426)	396	(113)
+ Depreciation and amortization	13,010	20,695	3,061	13,298	21,399	3,352
EBITDA	$121,577	$99,682	$62,549	$125,754	$93,369	$79,098

Net sales	$433,541	$367,525	$218,563	$449,461	$372,047	$273,466
EBITDA as a percentage of net sales	28.0%	27.1%	28.6%	28.0%	25.1%	28.9%

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

The Company’s interest rate exposure is primarily related to the $875.2 million of total debt outstanding at June 30, 2015. Approximately 26% of the debt, representing the amount drawn on the Revolving Facility at June 30, 2015, is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $1.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2015, that the Company’s disclosure controls and procedures were effective.
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company and four of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third party suppliers, and were not manufactured by any of the subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance, subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover these settlements and legal costs, or how insurers may respond to claims that are tendered to them. Claims have been filed in jurisdictions throughout the United States. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
The Company is also party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about the Company’s purchases of its common stock during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2015 to April 30, 2015	216,400	$76.11	216,400	$466,846,447
May 1, 2015 to May 31, 2015	240,325	77.25	240,325	448,280,948
June 1, 2015 to June 30, 2015	204,113	78.86	204,113	432,183,929
Total	660,838	$77.37	660,838	$432,183,929

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
Date: July 27, 2015

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

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Filed herewith