Form 10-Q
period 2015-09-30
IDEX CORP /DE/
filed 2015-10-27
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of October 21, 2015: 76,518,607.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$306,482	$509,137
Receivables, less allowance for doubtful accounts of $8,496 at September 30, 2015 and $6,961 at December 31, 2014	272,008	256,040
Inventories — net	252,518	237,631
Other current assets	75,391	72,983
Total current assets	906,399	1,075,791
Property, plant and equipment — net	240,270	219,543
Goodwill	1,400,185	1,321,277
Intangible assets — net	300,922	271,164
Other noncurrent assets	22,586	20,295
Total assets	$2,870,362	$2,908,070
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$129,224	$127,462
Accrued expenses	169,907	163,409
Notes payable and current portion of long-term borrowings	471	98,946
Dividends payable	24,584	22,151
Total current liabilities	324,186	411,968
Long-term borrowings	852,780	765,006
Deferred income taxes	153,505	130,368
Other noncurrent liabilities	111,298	114,277
Total liabilities	1,441,769	1,421,619
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,121,275 shares at September 30, 2015 and 89,761,305 shares at December 31, 2014	901	898
Additional paid-in capital	674,290	647,553
Retained earnings	1,624,759	1,483,821
Treasury stock at cost: 13,297,996 shares at September 30, 2015 and 10,995,361 shares at December 31, 2014	(730,312)	(553,543)
Accumulated other comprehensive income (loss)	(141,045)	(92,278)
Total shareholders’ equity	1,428,593	1,486,451
Total liabilities and shareholders’ equity	$2,870,362	$2,908,070
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$503,791	$533,179	$1,520,870	$1,623,868
Cost of sales	280,531	298,533	839,954	903,670
Gross profit	223,260	234,646	680,916	720,198
Selling, general and administrative expenses	114,794	123,799	360,784	383,428
Gain on sale of business	(18,070)	—	(18,070)	—
Restructuring expenses	4,723	—	4,723	—
Operating income	121,813	110,847	333,479	336,770
Other (income) expense — net	(693)	(944)	(1,589)	(1,651)
Interest expense	10,229	10,461	31,410	31,323
Income before income taxes	112,277	101,330	303,658	307,098
Provision for income taxes	32,772	29,889	88,614	89,332
Net income	$79,505	$71,441	$215,044	$217,766

Basic earnings per common share	$1.03	$0.89	$2.77	$2.70
Diluted earnings per common share	$1.02	$0.88	$2.75	$2.68

Share data:
Basic weighted average common shares outstanding	76,831	79,558	77,431	80,064
Diluted weighted average common shares outstanding	77,646	80,561	78,266	81,093
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$79,505	$71,441	$215,044	$217,766
Other comprehensive income (loss)
Reclassification adjustments for derivatives, net of tax	1,114	1,141	3,370	3,453
Pension and other postretirement adjustments, net of tax	818	1,614	2,418	2,570
Foreign currency translation adjustments
Cumulative translation adjustment	(16,936)	(55,688)	(49,830)	(41,530)
Reclassification of foreign currency translation to earnings upon sale of subsidiaries	(4,725)	—	(4,725)	—
Other comprehensive income (loss)	(19,729)	(52,933)	(48,767)	(35,507)
Comprehensive income	$59,776	$18,508	$166,277	$182,259
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2014	$648,451	$1,483,821	$(24,813)	$(40,316)	$(27,149)	$(553,543)	$1,486,451
Net income	—	215,044	—	—	—	—	215,044
Cumulative translation adjustment	—	—	(54,555)	—	—	—	(54,555)
Pension and other postretirement adjustments (net of tax of $1,187)	—	—	—	2,418	—	—	2,418
Amortization of forward starting swaps (net of tax of $1,917)	—	—	—	—	3,370	—	3,370
Issuance of 557,026 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans	9,278	—	—	—	—	5,888	15,166
Excess tax benefit from share-based compensation	4,350	—	—	—	—	—	4,350
Repurchase of 2,401,729 shares of common stock	—	—	—	—	—	(179,440)	(179,440)
Shares surrendered for tax withholding	—	—	—	—	—	(3,217)	(3,217)
Share-based compensation	13,112	—	—	—	—	—	13,112
Cash dividends declared - $0.96 per common share		(74,106)					(74,106)
Balance, September 30, 2015	$675,191	$1,624,759	$(79,368)	$(37,898)	$(23,779)	$(730,312)	$1,428,593
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$215,044	$217,766
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of business	(18,070)	—
Depreciation and amortization	26,634	25,330
Amortization of intangible assets	31,340	32,952
Amortization of debt issuance costs	1,233	1,290
Share-based compensation expense	14,735	16,445
Deferred income taxes	1,473	(5,170)
Excess tax benefit from share-based compensation	(4,350)	(5,360)
Non-cash interest expense associated with forward starting swaps	5,287	5,432
Changes in (net of effect from acquisitions):
Receivables	(1,417)	(21,394)
Inventories	(6,474)	(17,888)
Other current assets	(2,742)	(2,570)
Trade accounts payable	(4,002)	2,188
Accrued expenses	2,067	19,069
Other — net	1,023	(1,507)
Net cash flows provided by operating activities	261,781	266,583
Cash flows from investing activities
Additions of property, plant and equipment	(32,611)	(33,820)
Acquisition of businesses, net of cash acquired	(193,163)	(25,442)
Proceeds from sale of business	27,677	—
Other — net	647	(52)
Net cash flows used in investing activities	(197,450)	(59,314)
Cash flows from financing activities
Borrowings under revolving facilities	383,621	105,014
Payments under revolving facilities	(295,934)	(46,780)
Payment of 2.58% Senior Euro Notes	(88,420)	—
Debt issuance costs	(1,698)	—
Dividends paid	(71,673)	(63,525)
Proceeds from stock option exercises	15,167	13,787
Excess tax benefit from share-based compensation	4,350	5,360
Purchase of common stock	(177,772)	(146,042)
Unvested shares surrendered for tax withholding	(3,217)	(4,903)
Net cash flows used in financing activities	(235,576)	(137,089)
Effect of exchange rate changes on cash and cash equivalents	(31,410)	(22,743)
Net increase (decrease) in cash	(202,655)	47,437
Cash and cash equivalents at beginning of year	509,137	439,629
Cash and cash equivalents at end of period	$306,482	$487,066

Supplemental cash flow information
Cash paid for:
Interest	$18,069	$16,525
Income taxes	70,217	91,625
Significant non-cash activities:
Contingent consideration for acquisition	4,705	—
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire year.
The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Recently Adopted Accounting Standards
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, which includes amendments that change the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations with a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about disposal transactions that do not meet the discontinued operations criteria. The Company adopted the standard effective January 1, 2015.
Recently Issued Accounting Standards
In May 2014, FASB ASU 2014-09 was issued, which introduces a new five-step revenue recognition model. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard was initially released as effective for fiscal years beginning after December 15, 2016; however, in July 2015 the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The new guidelines can be implemented using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and has not yet determined the method by which we will adopt the standard.
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

2.    Acquisitions and Dispositions
All of the Company’s acquisitions have been accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the Company’s consolidated financial statements from their respective dates of acquisition.
The Company incurred $0.9 million of acquisition-related transaction costs in the three months ended September 30, 2015, resulting in a total of $2.1 million of acquisition-related transaction costs year to date. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. During the three and nine months ended September 30, 2015, the Company recorded within cost of sales $2.7 million and $3.4 million, respectively, of fair value inventory charges associated with the completed acquisitions.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

2015 Acquisitions
On May 29, 2015, the Company acquired the stock of Novotema, SpA (“Novotema”), a leader in the design, manufacture and sale of specialty sealing solutions for use in the building products, gas control, transportation, industrial and water markets. The business was acquired to complement and create synergies with our existing sealing group. Located in Villongo, Italy, Novotema has annual revenues of approximately $33 million and will operate in our Health & Science Technologies segment. Novotema was acquired for cash consideration of $61.1 million (€56 million). The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $33.9 million and $20.0 million, respectively. The $33.9 million of goodwill is not deductible for tax purposes.
On June 10, 2015, the Company acquired the stock of Alfa Valvole, S.r.l (“Alfa”), a leader in the design, manufacture and sale of specialty valve products for use in the chemical, petro-chemical, energy and sanitary markets. The business was acquired to expand our valve capabilities. Located in Casorezzo, Italy, Alfa has annual revenues of approximately $33 million and will operate in our Fluid & Metering Technologies segment. Alfa was acquired for cash consideration of $112.6 million (€99.8 million). The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $68.0 million and $32.1 million, respectively. The $68.0 million of goodwill is not deductible for tax purposes.
On July 1, 2015, the Company acquired the membership interests of CiDRA Precision Services, LLC (“CPS”), a leader in the design, manufacture and sale of microfluidic components serving the life science, health and industrial markets. The business was acquired to provide a critical building block to our emerging microfluidic and nanofludics capabilities. Located in Wallingford, Connecticut, CPS has annual revenues of approximately $9 million and will operate within our Health & Sciences Technologies segment. CPS was acquired for an aggregate purchase price of $24.2 million, consisting of $19.5 million in cash and contingent consideration valued at $4.7 million as of the opening balance sheet date. The contingent consideration is based on the achievement of financial objectives during the 12-month period following the close. Based on potential outcomes, the undiscounted amount of all the future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $5.5 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $9.8 million and $12.3 million, respectively. The $9.8 million of goodwill is deductible for tax purposes.
The Company made an initial allocation of the purchase price for the Novotema, Alfa, and CPS acquisitions as of the date of acquisition based on its understanding of the fair value of the acquired assets and assumed liabilities. As the Company obtains additional information about these assets and liabilities, including tangible and intangible asset appraisals, and learns more about the newly acquired businesses, we will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate the valuation of inventory and accounts receivable associated with the Alfa acquisition and is in the process of finalizing purchase price allocations for the Novotema, Alfa, and CPS acquisitions. The Company will make appropriate adjustments to the purchase price allocations prior to the completion of the measurement period, as required.
The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

	Novotema	Alfa	CPS	Total

Current assets, net of cash acquired	$11,445	$26,181	$1,494	$39,120
Property, plant and equipment	11,844	8,395	1,042	21,281
Goodwill	33,934	67,970	9,826	111,730
Intangible assets	20,011	32,058	12,290	64,359
Other noncurrent assets	1,226	470	140	1,836
Total assets acquired	78,460	135,074	24,792	238,326
Current liabilities	(7,493)	(9,080)	(613)	(17,186)
Deferred tax liability	(7,579)	(11,828)	—	(19,407)
Other noncurrent liabilities	(2,290)	(1,575)	—	(3,865)
Net assets acquired	$61,098	$112,591	$24,179	$197,868

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisitions reflect the strategic fit, revenue and earnings growth potential of these businesses.
The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Trade names	$9,246	15
Customer relationships	44,402	12
Unpatented technology	10,711	8
Acquired intangible assets	$64,359
2014 Acquisitions
On April 28, 2014, the Company acquired the stock of Aegis Flow Technologies (“Aegis”), a leader in the design, manufacture and sale of specialty chemical processing valves for use in the chemical, petro-chemical, chlor-alkali, pharmaceutical, semiconductor and pulp/paper industries. Located in Geismar, Louisiana, Aegis operates in our Fluid & Metering Technologies segment. Aegis was acquired for cash consideration of $25.0 million. The entire purchase price was funded with borrowings under the Company’s revolving credit facility. Goodwill and intangible assets recognized as part of this transaction were $7.7 million and $8.8 million, respectively. The $7.7 million of goodwill is deductible for tax purposes.
2015 Dispositions
The Company periodically reviews its operations for businesses which may no longer be aligned with its strategic objectives and focus on core business and customers. On July 31, 2015, the Company entered into a definitive agreement to sell its Ismatec product line to Cole-Palmer Instruments Company for $27.7 million in cash, resulting in a pre-tax gain on the sale of $18.1 million. The Company recorded $4.8 million of income tax expense associated with this transaction during the three months ended September 30, 2015. The results of Ismatec were reported within the Health & Science Technologies segment through the date of sale.

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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales
Fluid & Metering Technologies
External customers	$211,971	$223,018	$644,886	$671,891
Intersegment sales	130	240	756	828
Total group sales	212,101	223,258	645,642	672,719
Health & Science Technologies
External customers	184,816	189,975	550,612	558,716
Intersegment sales	77	877	1,806	4,183
Total group sales	184,893	190,852	552,418	562,899
Fire & Safety/Diversified Products
External customers	107,004	120,186	325,372	393,261
Intersegment sales	5	127	200	518
Total group sales	107,009	120,313	325,572	393,779
Intersegment elimination	(212)	(1,244)	(2,762)	(5,529)
Total net sales	$503,791	$533,179	$1,520,870	$1,623,868
Operating income
Fluid & Metering Technologies	$46,910	$54,791	$154,665	$166,821
Health & Science Technologies	38,371	42,214	117,888	114,580
Fire & Safety/Diversified Products	32,536	31,355	91,180	106,988
Corporate office income (expense) and other (1)	3,996	(17,513)	(30,254)	(51,619)
Total operating income	121,813	110,847	333,479	336,770
Interest expense	10,229	10,461	31,410	31,323
Other (income) expense - net	(693)	(944)	(1,589)	(1,651)
Income before income taxes	$112,277	$101,330	$303,658	$307,098

(1) 2015 includes an $18.1 million gain on the sale of business.

	September 30, 2015	December 31, 2014
Assets
Fluid & Metering Technologies	$1,154,614	$1,026,238
Health & Science Technologies	1,119,185	1,101,155
Fire & Safety/Diversified Products	453,554	510,841
Corporate office	143,009	269,836
Total assets	$2,870,362	$2,908,070

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
ASC 260 “Earnings Per Share” provides that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding unvested shares are participating securities. Accordingly, earnings per common share are computed using the more dilutive of the treasury stock method and the two-class method prescribed by ASC 260. For purposes of calculating diluted EPS, net income attributable to common shareholders was reduced by $0.2 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively; and $0.6 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively.
Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	76,831	79,558	77,431	80,064
Dilutive effect of stock options, unvested shares, performance share units and DCUs	815	1,003	835	1,029
Diluted weighted average common shares outstanding	77,646	80,561	78,266	81,093
Options to purchase approximately 0.9 million and 0.5 million shares of common stock for both the three and the nine months ended September 30, 2015 and 2014, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

5.    Inventories
The components of inventories as of September 30, 2015 and December 31, 2014 were:

	September 30, 2015	December 31, 2014
Raw materials and component parts	$147,529	$137,584
Work in process	43,783	37,178
Finished goods	61,206	62,869
Total	$252,518	$237,631
Inventories are stated at the lower of cost or market. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2014	$524,149	$563,465	$233,663	$1,321,277
Foreign currency translation	(6,914)	(6,517)	(9,178)	(22,609)
Acquisitions	67,970	43,760	—	111,730
Disposition of business (1)	—	(10,213)	—	(10,213)
Balance at September 30, 2015	$585,205	$590,495	$224,485	$1,400,185

(1) Amount reflects goodwill allocated to Ismatec upon its disposition, based on the fair value of this business relative to the remaining entities within the Scientific Fluidics reporting unit.
ASC 350 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company did not consider there to be any triggering event that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the nine months ended September 30, 2015. Based on the results of our annual impairment test at October 31, 2014, all reporting units had a fair value that was more than 100% greater than the carrying value, except for our IDEX Optics and Photonics (“IOP”) reporting unit, which had a fair value approximately 15% greater than the carrying value.

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2015 and December 31, 2014:

	At September 30, 2015				At December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$10,117	$(5,941)	$4,176	11	$10,016	$(5,313)	$4,703
Trade names	111,537	(37,168)	74,369	16	104,118	(32,881)	71,237
Customer relationships	258,883	(138,145)	120,738	11	222,486	(126,193)	96,293
Non-compete agreements	813	(775)	38	3	840	(636)	204
Unpatented technology	78,613	(40,249)	38,364	10	69,760	(35,165)	34,595
Other	6,557	(5,420)	1,137	10	7,034	(5,002)	2,032
Total amortized intangible assets	466,520	(227,698)	238,822		414,254	(205,190)	209,064
Unamortized intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Total intangible assets	$528,620	$(227,698)	$300,922		$476,354	$(205,190)	$271,164
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

7.    Accrued Expenses
The components of accrued expenses as of September 30, 2015 and December 31, 2014 were:

	September 30, 2015	December 31, 2014
Payroll and related items	$61,348	$64,124
Management incentive compensation	9,627	21,567
Income taxes payable	18,671	9,305
Insurance	9,454	10,058
Warranty	7,164	7,196
Deferred revenue	9,696	11,813
Restructuring	3,544	6,056
Liability for uncertain tax positions	2,197	2,084
Accrued interest	8,559	1,738
Contingent consideration for acquisition	4,705	—
Other	34,942	29,468
Total accrued expenses	$169,907	$163,409

8.    Other Noncurrent Liabilities
The components of other noncurrent liabilities as of September 30, 2015 and December 31, 2014 were:

	September 30, 2015	December 31, 2014
Pension and retiree medical obligations	$85,289	$90,584
Liability for uncertain tax positions	4,014	2,471
Deferred revenue	3,486	4,612
Other	18,509	16,610
Total other noncurrent liabilities	$111,298	$114,277

9.    Borrowings
Borrowings at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Revolving Facility	$203,000	$115,000
2.58% Senior Euro Notes, due June 2015	—	98,456
4.5% Senior Notes, due December 2020	299,089	298,975
4.2% Senior Notes, due December 2021	349,412	349,351
Other borrowings	1,750	2,170
Total borrowings	853,251	863,952
Less current portion	471	98,946
Total long-term borrowings	$852,780	$765,006
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
Borrowings under the Credit Agreement bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .91% to 1.50%. Based on the Company’s credit rating at September 30, 2015, the applicable margin was 1.10%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months.
The Credit Agreement requires payment to the lenders of a facility fee based upon (a) the amount of the lenders’ commitments under the credit facility from time to time and (b) the applicable corporate credit ratings of the Company. Voluntary prepayments of any loans and voluntary reductions of the unutilized portion of the commitments under the credit facility are permissible without penalty, subject to break funding payments and minimum notice and minimum reduction amount requirements.
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
At September 30, 2015, $203.0 million was outstanding under the Revolving Facility, with $7.3 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at September 30, 2015 of approximately $489.7 million.
Other borrowings of $1.8 million at September 30, 2015 consisted primarily of debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at rates ranging from 0.2% to 1.1% per annum.
During the three months ended June 30, 2015, the Company paid the balance of the 2.58% Senior Euro Notes, upon its maturity, using cash on hand.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility, which requires a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At September 30, 2015, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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
The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. See Note 13 for the amount of loss reclassified into income for interest rate contracts for the nine months ended September 30, 2015 and 2014. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change.

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date. As of September 30, 2015, the Company did not have any interest rate contracts outstanding.
In 2010 and 2011, the Company entered into two separate forward starting interest rate contracts in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year term of the debt instruments. Approximately $6.9 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at September 30, 2015 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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
The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheet at September 30, 2015 and December 31, 2014:

	Basis of Fair Value Measurements
	Balance at September 30, 2015	Level 1	Level 2	Level 3
Money market investment	$21,145	$21,145	$—	$—
Available for sale securities	5,001	5,001	—	—
Contingent consideration	(4,705)	—	—	(4,705)

	Basis of Fair Value Measurements
	Balance at December 31, 2014	Level 1	Level 2	Level 3
Money market investment	$21,094	$21,094	$—	$—
Available for sale securities	4,513	4,513	—	—
There were no transfers of assets or liabilities between Level 1 and Level 2 during the quarter ended September 30, 2015 or the year ended December 31, 2014.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

In determining the fair value of the contingent consideration potentially due on the acquisition of CPS, the Company used probability weighted estimates of EBITDA during the earn-out period. The $4.7 million represents management’s best estimate of the liability, based on a range of outcomes of CPS’s 12 month operating results, from July 1, 2015 to June 30, 2016, and is expected to be paid during the second half of 2016. At September 30, 2015, the $4.7 million of contingent consideration is included in Accrued expenses in the Consolidated Balance Sheet.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At September 30, 2015, the fair value of the outstanding indebtedness under our Revolving Facility, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $869.7 million compared to the carrying value of $851.5 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

12.    Restructuring
During the the fourth quarter of 2014 and the third quarter of 2015, the Company recorded restructuring costs as a part of restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable, growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The costs incurred related to these initiatives were included in Restructuring expenses in the Consolidated Statements of Operations while the related accruals were included in Accrued expenses in the Consolidated Balance Sheets. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of asset disposals or impairments and lease exit costs.
During the three and nine months ended September 30, 2015, the Company recorded $4.7 million of pre-tax restructuring expenses related to its 2015 restructuring initiative, which included severance benefits for 90 employees. The restructuring expense associated with these actions is not expected to exceed $10 million and will be completed by the end of the year.
Pre-tax restructuring expenses, by segment, for the three and nine months ended September 30, 2015 were as follows:

	Severance Costs	Exit Costs	Total

Fluid & Metering Technologies	$2,505	$—	$2,505
Health & Science Technologies	1,774	—	1,774
Fire & Safety/Diversified Products	279	—	279
Corporate/Other	165	—	165
Total restructuring costs	$4,723	$—	$4,723
Restructuring accruals of $3.5 million and $6.1 million at September 30, 2015 and December 31, 2014, respectively, are recorded in Accrued expenses in the Consolidated Balance Sheets. Severance benefits are expected to be paid by the end of 2016 using cash from operations. The changes in the restructuring accrual for the nine months ended September 30, 2015 are as follows:

Balance at January 1, 2015	$6,056
Restructuring expenses	4,723
Payments, utilization and other	(7,235)
Balance at September 30, 2015	$3,544

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

13.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(21,661)	$—	$(21,661)	$(55,688)	$—	$(55,688)
Pension and other postretirement adjustments	1,215	(397)	818	1,927	(313)	1,614
Reclassification adjustments for derivatives	1,748	(634)	1,114	1,795	(654)	1,141
Total other comprehensive income (loss)	$(18,698)	$(1,031)	$(19,729)	$(51,966)	$(967)	$(52,933)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(54,555)	$—	$(54,555)	$(41,530)	$—	$(41,530)
Pension and other postretirement adjustments	3,605	(1,187)	2,418	3,404	(834)	2,570
Reclassification adjustments for derivatives	5,287	(1,917)	3,370	5,432	(1,979)	3,453
Total other comprehensive income (loss)	$(45,663)	$(3,104)	$(48,767)	$(32,694)	$(2,813)	$(35,507)

The following table summarizes the amounts reclassified from accumulated other comprehensive income to net income during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	Income Statement Caption
Pension and other postretirement plans
Amortization of service cost	$1,215	$1,927	$3,605	$3,404	Selling, general and administrative expense
Total before tax	1,215	1,927	3,605	3,404
Provision for income taxes	(397)	(313)	(1,187)	(834)
Total net of tax	$818	$1,614	$2,418	$2,570
Derivatives
Reclassification adjustments	$1,748	$1,795	$5,287	$5,432	Interest expense
Total before tax	1,748	1,795	5,287	5,432
Provision for income taxes	(634)	(654)	(1,917)	(1,979)
Total net of tax	$1,114	$1,141	$3,370	$3,453

14.    Common and Preferred Stock
On November 6, 2014, the Company’s Board of Directors approved a $400.0 million increase in the authorized level for repurchases of common stock. Repurchases will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the nine months ended September 30, 2015, the Company purchased a total of 2.4 million shares at a cost of $179.4 million, of which $4.3 million was settled in October 2015. During the nine months ended September 30, 2014, the Company purchased 2.0 million shares at a cost of $149.7 million, of which $3.7 million was settled in October 2014. As of September 30, 2015, the amount of share repurchase authorization remaining is $366.0 million.
At September 30, 2015 and December 31, 2014, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at September 30, 2015 or December 31, 2014.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

15.    Share-Based Compensation
During the nine months ended September 30, 2015, the Company granted approximately 0.5 million stock options, 0.1 million unvested shares and 0.1 million performance share units. During the nine months ended September 30, 2014, the Company granted approximately 0.5 million stock options, 0.1 million unvested shares and 0.1 million performance share units.
Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended September 30,
	2015	2014
Weighted average fair value of option grants	$19.98	$20.34
Dividend yield	1.65%	1.44%
Volatility	29.64%	30.24%
Risk-free forward interest rate	0.29%-3.37%	0.12%-3.67%
Expected life (in years)	6.16	5.87

	Nine Months Ended September 30,
	2015	2014
Weighted average fair value of option grants	$20.34	$19.54
Dividend yield	1.44%	1.26%
Volatility	29.91%	30.36%
Risk-free forward interest rate	0.24%-2.82%	0.12% - 4.66%
Expected life (in years)	5.93	5.89

Weighted average performance share unit fair values and assumptions for the period specified are disclosed below. The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model.

	Three and Nine Months Ended September 30,
	2015	2014
Weighted average fair value of performance share units	$95.07	$94.55
Dividend yield	0.00%	0.00%
Volatility	19.14%	26.41%
Risk-free forward interest rate	1.01%	0.65%
Expected life (in years)	2.86	2.88
Total compensation cost for stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of goods sold	$91	$126	$441	$501
Selling, general and administrative expenses	1,297	1,411	4,987	5,026
Total expense before income taxes	1,388	1,537	5,428	5,527
Income tax benefit	(440)	(492)	(1,709)	(1,743)
Total expense after income taxes	$948	$1,045	$3,719	$3,784

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for unvested shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of goods sold	$38	$259	$778	$1,424
Selling, general and administrative expenses	613	1,843	5,051	7,167
Total expense before income taxes	651	2,102	5,829	8,591
Income tax benefit	(212)	(447)	(1,490)	(1,778)
Total expense after income taxes	$439	$1,655	$4,339	$6,813
Total compensation cost for performance share units is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	953	843	3,478	2,327
Total expense before income taxes	953	843	3,478	2,327
Income tax benefit	(323)	(294)	(1,161)	(768)
Total expense after income taxes	$630	$549	$2,317	$1,559
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.
As of September 30, 2015, there was $11.7 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, $9.9 million of total unrecognized compensation cost related to unvested shares that is expected to be recognized over a weighted-average period of 1.1 years, and $6.8 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.0 years.
A summary of the Company’s stock option activity as of September 30, 2015, and changes during the nine months ended September 30, 2015, is presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,378,559	$46.91	6.69	$73,561,785
Granted	514,780	78.27
Exercised	(377,056)	39.98
Forfeited	(158,235)	65.74
Outstanding at September 30, 2015	2,358,048	$53.60	6.75	$45,576,807
Vested and expected to vest as of September 30, 2015	2,242,169	$52.62	6.64	$45,214,008
Exercisable at September 30, 2015	1,285,586	$41.73	5.33	$38,206,259

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

	Pension Benefits
	Three Months Ended September 30,
	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$214	$377	$227	$377
Interest cost	956	437	896	593
Expected return on plan assets	(1,186)	(282)	(1,219)	(329)
Net amortization	906	405	590	394
Net periodic benefit cost	$890	$937	$494	$1,035

	Pension Benefits
	Nine Months Ended September 30,
	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$965	$1,134	$872	$1,143
Interest cost	2,831	1,305	3,002	1,797
Expected return on plan assets	(3,682)	(838)	(4,035)	(986)
Net amortization	2,585	1,334	1,964	833
Net periodic benefit cost	$2,699	$2,935	$1,803	$2,787

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$168	$178	$506	$535
Interest cost	208	233	626	699
Net amortization	(95)	(118)	(314)	(355)
Net periodic benefit cost	$281	$293	$818	$879
The Company previously disclosed in its financial statements for the year ended December 31, 2014, that it expected to contribute approximately $1.6 million to its defined benefit plans and $0.5 million to its other postretirement benefit plans in 2015. The amount previously disclosed was based upon the Company’s minimum required contributions. During the first nine months of 2015, the Company made incremental discretionary contributions to its defined benefit plans. As of September 30, 2015, the Company now expects to contribute $6.1 million to its defined benefit plans and $0.7 million to its other postretirement benefit plans in 2015. The Company contributed a total of $5.0 million during the first nine months of 2015 to fund these plans.

17.    Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on its financial condition, results of operations or cash flows.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

18.    Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $32.8 million in the third quarter of 2015 from $29.9 million in the same period of 2014. The effective tax rate decreased to 29.2% for the third quarter of 2015 compared to 29.5% in the same period of 2014 due to the disposition of the Ismatec product line as well as a mix of global pre-tax income among jurisdictions.

The provision for income taxes decreased to $88.6 million in the nine months ended September 30, 2015 from $89.3 million in the same period of 2014. The effective tax rate increased to 29.2% for the nine months ended September 30, 2015 compared to 29.1% in the same period of 2014 due to the mix of global pre-tax income among jurisdictions. Additionally, the effective tax rate for the comparable period of the prior year was favorably impacted by settlements with taxing authorities primarily related to purchase price adjustments for prior period acquisitions.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Under the Private Securities Litigation Reform Act
This quarterly report on Form 10-Q, including the “Overview and Outlook” and the “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, operating results and are indicated by words or phrases such as “expects,” “anticipates,” “should,” “will,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those statements. The risks and uncertainties include, but are not limited to, those risks and uncertainties identified under the heading “Risk Factors” in item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and information contained in subsequent reports filed by IDEX with the Securities and Exchange Commission. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

Overview and Outlook
IDEX is an applied solutions company specializing in fluid and metering technologies, health and science technologies, and fire, safety and other diversified products built to customers’ specifications. IDEX’s products are sold in niche markets to a wide range of industries throughout the world. Accordingly, IDEX’s businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where it does business and by the relationship of the U.S. Dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are among the factors that influence the demand for IDEX’s products.
The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within our three reportable segments, the Company maintains fifteen platforms where we will focus on organic growth and strategic acquisitions. Each of our fifteen platforms is also a reporting unit, where we annually test goodwill for impairment.
During the third quarter of 2015, the Company announced the appointment of Eric Ashleman to Chief Operating Officer. While there were no changes to the reportable segments or movement of businesses between the reportable segments, the Company no longer delineates between “platforms” and “groups” and made the following changes to how certain businesses are managed internally:

•	Created the Valve platform as a result of the Alfa Valvole acquisition in June 2015.

•	Eliminated the Diaphragm and Dosing Pump Technology (“DDPT”) platform.

•	Created the Industrial platform from the businesses previously reported within Chemical, Food & Process (Richter, Viking, and Aegis) plus the Warren Rupp and Trebor businesses from DDPT.

•	Created the Water platform from the businesses previously reported within Water Services & Technology (ADS, IETG, and iPEK) plus the Pulsafeeder and Knight businesses from DDPT.

The Fluid & Metering Technologies segment contains the Energy (comprised of Corken, Faure Herman, Liquid Controls, SAMPI and Toptech), Valves (comprised of Alfa Valvole), Water (comprised of Pulsafeeder, Knight, ADS, IETG, and iPEK), Industrial (comprised of Richter, Viking, Aegis, Warren Rupp, and Trebor), and Agricultural platforms (comprised of Banjo). The Health & Science Technologies segment contains the IDEX Optics & Photonics (comprised of CVI Melles Griot, Semrock, and AT Films), Scientific Fluidics (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch, ERC, and CiDRA Precision Services), Material Processing Technologies (comprised of Quadro, Fitzpatrick, Microfluidics, and Matcon), Sealing Solutions (comprised of PPE, FTL, and Novotema), Micropump, and Gast platforms. The Fire & Safety/Diversified Products segment is comprised of the Dispensing, Rescue, Band-It, and Fire Suppression platforms.
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
In this report, references to organic sales, a non-GAAP measure, refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States but excludes (1) sales from acquired businesses during the first twelve months of ownership and (2) the impact of foreign currency translation. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions because the nature, size, and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. In addition, this report references EBITDA. This non-GAAP measure has been reconciled to net income and operating income in Item 2 under the heading “Non-GAAP Disclosures.” Given the acquisitive nature of the Company, management believes that EBITDA provides important information about the performance of the Company’s businesses by, among other matters, eliminating the impact of higher amortization expense at recently acquired businesses.
The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP, and the financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.
Some of our key financial results for the three months ended September 30, 2015 are as follows:

•	Sales of $503.8 million decreased 6%; organic sales — excluding acquisitions and foreign currency translation — were down 4%.

•	EBITDA of $142.9 million was 28% of sales and covered interest expense by 14 times.

•	Operating income of $121.8 million increased 10%.

•	Net income increased 11% to $79.5 million.

•	Diluted EPS of $1.02 increased 14 cents, or 16%.
Our third quarter 2015 financial results, adjusted for $4.7 million of restructuring costs and an $18.1 million gain on disposition of business, are as follows:

•	Adjusted operating income of $108.5 million decreased 2% while adjusted operating margin of 21.5% was up 70 basis points from the prior year.

•	Adjusted net income of $69.4 million decreased 3% from the prior year.

•	Adjusted EPS of $0.89 increased $0.01, or 1%, from the prior year period.
Some of our key financial results for the nine months ended September 30, 2015 are as follows:

•	Sales of $1.5 billion decreased 6%; organic sales — excluding acquisitions and foreign currency translation — were down 3%.

•	EBITDA of $393.0 million was 26% of sales and covered interest expense by more than 12 times.

•	Operating income of $333.5 million decreased 1%.

•	Net income decreased 1% to $215.0 million.

•	Diluted EPS of $2.75 increased 7 cents, or 3%.
Our financial results for the nine months ended September 30, 2015, adjusted for $4.7 million of restructuring costs and an $18.1 million gain on disposition of business, are as follows:

•	Adjusted operating income of $320.1 million decreased 5% while adjusted operating margin of 21.0% was up 30 basis points from the prior year.

•	Adjusted net income of $204.9 million decreased 6% from the prior year.

•	Adjusted EPS of $2.62 decreased $0.06, or 2%, from the prior year period.
Given the Company’s current outlook, we are projecting fourth quarter 2015 adjusted EPS in the range of $0.88 to $0.91 with full year 2015 adjusted EPS of $3.50 to $3.53. This guidance anticipates fourth quarter organic sales to be down 1 to 2 percent, with full year organic sales down 2 to 3 percent.

Results of Operations
The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2015 and 2014. Segment operating income and EBITDA excludes unallocated corporate operating expenses.

Consolidated Results in the Three Months Ended September 30, 2015 Compared with the Same Period of 2014

(In thousands)	Three Months Ended September 30,
	2015	2014
Net sales	$503,791	$533,179
Operating income	121,813	110,847
Operating margin	24.2%	20.8%
For the third quarter of 2015, Fluid & Metering Technologies contributed 42% of sales, 40% of operating income and 39% of EBITDA; Health & Science Technologies accounted for 37% of sales, 33% of operating income and 36% of EBITDA; and Fire & Safety/Diversified Products represented 21% of sales, 27% of operating income and 25% of EBITDA. These percentages are calculated on the basis of total segment (and not total Company) sales, operating income and EBITDA.
Sales in the three months ended September 30, 2015 were $503.8 million, a 6% decrease from the comparable period last year. This decrease reflects a 4% decrease in organic sales, a 2% increase from acquisitions (Novotema - June 2015, Alfa - June 2015 and CPS - July 2015) and 4% unfavorable foreign currency translation. Organic sales to customers outside the U.S. represented approximately 52% of total sales in the third quarter of both 2015 and 2014.

Gross profit of $223.3 million in the third quarter of 2015 decreased $11.4 million, or 5%, from the same period in 2014. Gross margin of 44.3% in the third quarter of 2015 increased 30 basis points from 44.0% during the same period in 2014. The increase in gross margin is primarily due to productivity and benefits from the Company’s restructuring actions, partially offset by non-cash acquisition fair value inventory charges.
Selling, general and administrative expenses decreased to $114.8 million in the third quarter of 2015 from $123.8 million during the same period of 2014. The change reflects a decrease in volume related expenses of $12.9 million, partially offset by approximately $3.9 million for incremental costs from the Novotema, Alfa and CPS acquisitions. As a percentage of sales, SG&A expenses were 22.8% for the third quarter of 2015, down 40 basis points from the 23.2% for the same period of 2014.
During the third quarter of 2015, the Company recorded pre-tax restructuring expenses of $4.7 million. No restructuring expenses were recorded in the comparable period of 2014. The 2015 restructuring expenses were mainly attributable to employee severance related to head count reductions across all three segments and corporate.
In the third quarter of 2015, the Company sold its Ismatec product line for a pre-tax gain of $18.1 million.
Operating income and operating margin of $121.8 million and 24.2%, respectively, in the third quarter of 2015 was up from the $110.8 million and 20.8%, respectively, recorded during the same period in 2014. These increases were primarily due to the inclusion of the $18.1 million gain on the sale the Ismatec product line and improved productivity, partially offset by a decrease in volume and the $4.7 million of restructuring related charges.
Interest expense of $10.2 million in the third quarter of 2015 was slightly down from $10.5 million in 2014.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $32.8 million for the third quarter of 2015 increased compared to $29.9 million recorded in the same period of 2014. The effective tax rate decreased to 29.2% for the third quarter of 2015 compared to 29.5% in the same period of 2014 due to the disposition of the Ismatec product line and a mix of global pre-tax income among jurisdictions.
Net income in the third quarter of 2015 of $79.5 million increased from $71.4 million during the same period of 2014. Diluted earnings per share in the third quarter of 2015 of $1.02 increased $0.14, or 16%, compared with the same period in 2014.
Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended September 30,
	2015	2014
Net sales	$212,101	$223,258
Operating income	46,910	54,791
Operating margin	22.1%	24.5%
Sales of $212.1 million decreased $11.2 million, or 5%, in the third quarter of 2015 compared with the same period of 2014. This reflects a 4% decrease in organic sales, a 3% increase from acquisitions (Alfa - June 2015) and 4% unfavorable foreign currency translation. In the third quarter of 2015, organic sales decreased 2% domestically and 6% internationally compared to the same period in 2014. Organic sales to customers outside the U.S. were approximately 47% of total segment sales during the third quarter of 2015, compared with 50% during the same period in 2014.
Sales decreased in the Energy platform in the third quarter of 2015 compared to the same period of 2014 primarily due to the effect of depressed oil prices and a decline of large capital project sales in Europe and the Middle East. Sales within our Industrial platform decreased compared to the third quarter of 2014 due to softening in the North American industrial distribution markets, partially offset by increased sales into the North American semiconductor markets. Sales decreased slightly in the Water platform compared to the third quarter of 2014, due to weakness in industrial markets, offset by increase in municipal spending. Sales within the Agricultural platform decreased compared to the third quarter of 2014 as commodity prices and farm incomes have remained depressed, affecting both OEM and after-market distribution sales. Sales in the Valve platform, which was created in the third quarter of 2015, increased as a result of the Alfa acquisition.
Operating income and operating margin of $46.9 million and 22.1%, respectively, were lower than the $54.8 million and 24.5% recorded in the third quarter of 2014, primarily due to lower volume, a non-cash acquisition fair value inventory charge and restructuring-related expenses.

Health & Science Technologies Segment

(In thousands)	Three Months Ended September 30,
	2015	2014
Net sales	$184,893	$190,852
Operating income	38,371	42,214
Operating margin	20.8%	22.1%
Sales of $184.9 million decreased $6.0 million, or 3%, in the third quarter of 2015 compared with the same period in 2014. This reflects a 3% decrease in organic revenue, a 4% increase from acquisitions (Novotema - June 2015 and CPS - July 2015) and 4% unfavorable foreign currency translation. In the third quarter of 2015, organic sales decreased 14% domestically and increased 5% internationally. Organic sales to customers outside the U.S. were approximately 58% of total segment sales in the third quarter of 2015 compared with 53% in the same period of 2014.
Sales within our Material Processing Technologies platform decreased compared to the third quarter of 2014 primarily due to slower orders in the first two quarters of 2015 as spending on large capital projects in the food and pharmaceutical industry declined. Sales increased compared to the third quarter of 2014 within our Scientific Fluidics platform due to consistently strong demand in the primary end-markets of analytical instrumentation, in-vitro diagnostic and bio. Sales within our Sealing Solutions platform increased compared to the third quarter of 2014 due to the acquisition of Novotema and strength in the semi-conductor markets, partially offset by continued softness in the oil & gas and heavy equipment markets. Sales within our Optics and Photonics platform decreased compared to the third quarter of 2014 due to laser optical end-market softness. Sales within our Gast platform decreased compared to the third quarter of 2014 due to continued declines in the North American industrial markets. Sales within our Micropump platform decreased compared to the third quarter of 2014 as a result of the exit of certain end markets and the impact of large projects in the prior year.
Operating income and operating margin of $38.4 million and 20.8%, respectively, in the third quarter of 2015 were down from the $42.2 million and 22.1% recorded in the same period of 2014, primarily due to decreased volume and restructuring-related expenses.
Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended September 30,
	2015	2014
Net sales	$107,009	$120,313
Operating income	32,536	31,355
Operating margin	30.4%	26.1%
Sales of $107.0 million decreased $13.3 million, or 11%, in the third quarter of 2015 compared with the same period in 2014. This reflects a 5% decrease in organic revenue and 6% unfavorable foreign currency translation. In the third quarter of 2015, organic sales decreased 4% domestically and 7% internationally. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in the third quarter of both 2015 and 2014.
Sales within our Dispensing platform decreased compared to the third quarter of 2014 primarily due to softness in the Asian markets, particularly China. Sales within our Band-It platform decreased compared to the third quarter of 2014 due to the decline of upstream oil & gas sales, a result of depressed oil prices. Sales within our Fire Suppression platform decreased due to trailer sales into North American power facilities in the prior year. Sales within our Rescue platform decreased compared to the third quarter of 2014 due to continued declines in Asia as a result of delays in municipal spending.
Operating income and operating margin of $32.5 million and 30.4%, respectively, in the third quarter of 2015 was higher than the $31.4 million and 26.1% recorded in the third quarter of 2014, primarily due to gross margin improvements at the Dispensing and Fire Suppression platforms driven by favorable product mix within these platforms along with productivity improvements across the entire segment.

Consolidated Results in the Nine Months Ended September 30, 2015 Compared with the Same Period of 2014

(In thousands)	Nine Months Ended September 30,
	2015	2014
Net sales	$1,520,870	$1,623,868
Operating income	333,479	336,770
Operating margin	21.9%	20.7%
For the nine months ended September 30, 2015, Fluid & Metering Technologies contributed 42% of sales, 43% of operating income and 42% of EBITDA; Health & Science Technologies contributed 36% of sales, 32% of operating income and 35% of EBITDA; and Fire & Safety/Diversified Products contributed 22% of sales, 25% of operating income and 23% of EBITDA. These percentages are calculated on the basis of total segment (and not total Company) sales, operating income and EBITDA.
Sales in the nine months ended September 30, 2015 were $1.5 billion, a 6% decrease from the comparable period last year. This decrease reflects a 3% decrease in organic sales, a 1% favorable impact from acquisitions (Aegis - April 2014, Novotema - June 2015, Alfa - June 2015 and CPS - July 2015) and 4% unfavorable foreign currency translation. Organic sales to customers outside the U.S. represented approximately 51% of total sales in the first nine months of 2015, compared to 49% during the same period of 2014.
Gross profit of $680.9 million in the first nine months of 2015 decreased $39.3 million, or 5%, from the same period in 2014. Gross margin of 44.8% in the first nine months of 2015 increased 40 basis points from 44.4% during the same period in 2014, primarily resulting from benefits of the Company’s restructuring actions, partially offset by non-cash acquisition fair value inventory charges.
Selling, general and administrative expenses decreased to $360.8 million in the first nine months of 2015 from $383.4 million during the same period of 2014. The change reflects a decrease in volume related expenses of $29.3 million partially offset by an increase of approximately $6.7 million of incremental costs from acquisitions. As a percentage of sales, SG&A expenses were 23.8% for the first nine months of 2015, up 10 basis points compared to 23.7% during the same period of 2014.
Operating income of $333.5 million in the first nine months of 2015 was down from the $336.8 million recorded during the same period in 2014, primarily reflecting a decrease in volume and $4.7 million of restructuring-related activity, partially offset by the $18.1 million gain on the sale of the Ismatec product line and improved productivity, including benefits from our restructuring actions. Operating margin of 21.9% in the first nine months of 2015 was slightly up from 20.7% during the same period of 2014 mainly due to the $18.1 million gain on the sale of the Ismatec product line.
During the third quarter of 2015, the Company recorded pre-tax restructuring expenses of $4.7 million. No restructuring expenses were recorded in the comparable period of 2014. The 2015 restructuring expenses were mainly attributable to employee severance related to head count reductions across all three segments and corporate.
In the third quarter of 2015, the Company sold its Ismatec product line for a pre-tax gain of $18.1 million.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $88.6 million for the first nine months of 2015 decreased compared to $89.3 million recorded in the same period of 2014. The effective tax rate increased slightly to 29.2% for the first nine months of 2015 compared to 29.1% in the same period of 2014 due to the mix of global pre-tax income among jurisdictions. Additionally, the effective tax rate for the comparable period of the prior year was favorably impacted by settlements with the taxing authorities primarily related to purchase price adjustments for previous acquisitions.
Net income in the first nine months of 2015 of $215.0 million decreased from $217.8 million during the same period of 2014. Diluted earnings per share in the first nine months of 2015 of $2.75 increased $0.07, or 3%, compared with the same period in 2014.

Fluid & Metering Technologies Segment

(In thousands)	Nine Months Ended September 30,
	2015	2014
Net sales	$645,642	$672,719
Operating income	154,665	166,821
Operating margin	24.0%	24.8%
Sales of $645.6 million decreased $27.1 million, or 4%, in the first nine months of 2015 compared with the same period of 2014. This reflects a 2% decrease in organic sales, a 2% favorable impact from acquisitions (Aegis - April 2014 and Alfa - June 2015) and 4% unfavorable foreign currency translation. In the first nine months of 2015, organic sales decreased 4% domestically and increased 1% internationally compared to the same period in 2014. Organic sales to customers outside the U.S. were approximately 45% of total segment sales during the first nine months of 2015 and 2014.
Sales within the Energy platform decreased in the first nine months of 2015 compared to the same period of 2014 due to the continued depression of energy prices and decline of sales for large capital projects, particularly in Europe and the Middle East. Sales within our Industrial platform decreased compared to the first nine months of 2014 due to declines in the North American industrial distribution, slightly offset by solid demand in the North American chemical and petrochemical industries. Sales within our Agricultural platform decreased due to the impact of low commodity prices and depressed farm income on OEM production and the after-market business. Water sales were down slightly compared to the first nine months of 2014 from weakness in the industrial markets, offset by an increase in municipal spending. Sales in the Valve platform, which was created in the third quarter of 2015, increased as a result of the Alfa acquisition.
Operating income and operating margins of $154.7 million and 24.0%, respectively, in the first nine months of 2015 were lower than the $166.8 million and 24.8%, respectively, recorded in the first nine months of 2014, primarily due to decreased volume and the restructuring-related expenses recorded in the third quarter, partially offset by productivity and the benefits from our restructuring actions.
Health & Science Technologies Segment

(In thousands)	Nine Months Ended September 30,
	2015	2014
Net sales	$552,418	$562,899
Operating income	117,888	114,580
Operating margin	21.3%	20.4%
Sales of $552.4 million decreased $10.5 million, or 2%, in the first nine months of 2015 compared with the same period in 2014. This decrease reflects a 2% favorable impact from acquisitions (Novotema - June 2015 and CPS - July 2015) and 4% unfavorable foreign currency translation. Organic sales were flat, year over year. In the first nine months of 2015, organic sales decreased 3% domestically and increased 3% internationally. Organic sales to customers outside the U.S. were approximately 55% of total segment sales in the first nine months of 2015 compared with 53% during the same period in 2014.
Sales within our Material Processing Technologies platform decreased compared to the first nine months of 2014 due to a decline in large capital spending in both North America and Asia in the food and pharmaceutical markets. Sales within our Scientific Fluidics platform were up compared to the first nine months of 2014 due to strong demand in all primary end-markets. Sales within the Sealing Solutions platform increased compared to the first nine months of 2014 due to the Novotema acquisition and strength in the semi-conductor markets, partially offset by the negative impact of declining energy prices. Sales within our Optics and Photonics platform decreased compared to the first nine months of 2014 due to softness in our particular exposure within the semiconductor markets, combined with slower biomedical markets. Sales within our Gast platform decreased compared to the first nine months of 2014 due to continued declines in the North American industrial distribution markets. Sales within our Micropump platform decreased compared to the first nine months of 2014 as a result of the exit of certain end-markets and the impact of large projects in the prior year.
Operating income and operating margin of $117.9 million and 21.3%, respectively, in the first nine months of 2015 were up from the $114.6 million and 20.4%, respectively, recorded in the same period of 2014, primarily due to improved productivity including benefits from our restructuring actions, partially offset by decreased volume and restructuring-related activity.

Fire & Safety/Diversified Products Segment

(In thousands)	Nine Months Ended September 30,
	2015	2014
Net sales	$325,572	$393,779
Operating income	91,180	106,988
Operating margin	28.0%	27.2%
Sales of $325.6 million decreased $68.2 million, or 17%, in the first nine months of 2015 compared with the same period in 2014. This reflects a decline in organic revenue of 11% and 6% unfavorable foreign currency translation. In the first nine months of 2015, organic sales decreased 16% domestically and 6% internationally, compared with the same period in 2014. Organic sales to customers outside the U.S. were approximately 56% of total segment sales in the first nine months of 2015 compared to 52% during the same period of 2014.
Sales within our Dispensing platform decreased compared to the first nine months of 2014 as a result of fulfilling a large project in 2014. Sales within our Band-It platform decreased compared to the first nine months of 2014 driven by the decline in energy prices and the impact on upstream oil & gas sales, partially offset by strength in the North American transportation markets. Sales within our Fire Suppression platform decreased compared to the first nine months of 2014 due to declines in trailer sales to North American power facilities in the prior year period. Sales within our Rescue platform decreased due to the impact of negative foreign currency translation and a lack of activity in the China municipal markets.
Operating income of $91.2 million in the first nine months of 2015 was lower than the $107.0 million recorded in the first nine months of 2014 primarily due to lower volume, partially offset by benefits from our restructuring actions. Operating margin of 28.0% in the first nine months of 2015 was higher than the 27.2% recorded in the first nine months of 2014, primarily due to benefits from our restructuring actions, gross margin improvements at the Dispensing and Fire Suppression platforms driven by favorable product mix within these platforms, along with productivity improvements across the entire segment, partially offset by lower volume.

Liquidity and Capital Resources
Operating Activities
At September 30, 2015, the Company’s cash and cash equivalents totaled $306.5 million, of which $270.0 million was held outside of the United States. At September 30, 2015, working capital was $582.2 million and the current ratio was 2.8 to 1. Cash flows from operating activities for the first nine months of 2015 decreased $4.8 million, or 2%, to $261.8 million compared to the first nine months of 2014, due to lower net income offset by improvements in working capital performance.
Investing Activities
Cash flows used in investing activities for the first nine months of 2015 increased $138.1 million to $197.5 million compared to the same period of 2014, primarily due the acquisitions of Novotema, Alfa and CPS, partially offset by the disposition of the Ismatec product line.
Cash flows provided by operating activities were more than adequate to fund capital expenditures of $32.6 million and $33.8 million in the first nine months of 2015 and 2014, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.
Financing Activities
Cash flows used in financing activities for the first nine months of 2015 increased $98.5 million to $235.6 million compared to the same period of 2014, primarily as a result of the payoff of the 2.58% Senior Euro Notes and purchases of common stock.
On June 23, 2015, the Company entered into the Credit Agreement along with certain of its subsidiaries, as Borrowers, Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement replaces the Company’s existing five-year, $700 million credit agreement, dated as of June 27, 2011, which was due to expire in June 27, 2016.
The Credit Agreement consists of the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 23, 2020. At September 30, 2015, there were $203.0 million of outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $7.3 million. The net available borrowing capacity under the

Revolving Facility at September 30, 2015, was approximately $489.7 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .91% to 1.50%. Based on the Company’s credit rating at September 30, 2015, the applicable margin was 1.10%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 15 basis points and is payable quarterly.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility, which requires a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At September 30, 2015, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 13.01 to 1 and the leverage ratio was 1.58 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
In the three months ended June 30, 2015, the Company paid off the balance of the 2.58% Senior Euro Notes, upon its maturity, using cash on the balance sheet.
On November 6, 2014, the Company’s Board of Directors approved a $400.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the first nine months of 2015, the Company purchased a total of 2.4 million shares at a cost of $179.4 million, of which $4.3 million was settled in October 2015. As of September 30, 2015, the amount of share repurchase authorization remaining is $366.0 million.
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

Non-GAAP Disclosures
Set forth below are reconciliations of EBITDA and Adjusted EBITDA, Adjusted operating income, Adjusted net income, and Adjusted EPS to the comparable measures of net income and operating income, as determined in accordance with U.S. GAAP. We have reconciled Adjusted operating income to Operating income; Adjusted net income to Net income; Adjusted EPS to EPS; consolidated EBITDA to net income; and segment EBITDA to segment operating income.
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
EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company which results in a higher level of amortization expense at recently acquired businesses, management uses EBITDA as an internal operating metric to provide management with another representation of performance of businesses across our three segments and for enterprise valuation purposes. EBITDA is also used to calculate certain financial covenants, as discussed in Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” In addition, EBITDA has been adjusted for items that are not reflective of ongoing operations, such as asset impairments and restructuring expenses to arrive at Adjusted EBITDA. Management believes that Adjusted EBITDA is useful as a performance indicator on ongoing operations. We believe that Adjusted EBITDA is also useful to some investors as an indicator of the strength and performance of the Company’s and its segments ongoing business operations and a way to evaluate and compare operating performance and value companies within our industry. The definition of Adjusted EBITDA used here may differ from that used by other companies.
The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP, and the financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Consolidated EBITDA Reconciliation (in thousands)	Three Months Ended September 30,
	2015	2014
Net income	$79,505	$71,441
+ Income taxes	32,772	29,889
+ Interest expense	10,229	10,461
+ Depreciation & amortization	20,377	19,609
EBITDA	142,883	131,400
+ Restructuring expense	4,723	—
+ Gain on sale of business	(18,070)	—
Adjusted EBITDA	$129,536	$131,400

Net sales	$503,791	$533,179
EBITDA margin	28.4%	24.6%
Adjusted EBITDA margin	25.7%	24.6%

Segment EBITDA Reconciliation	Three Months Ended September 30,
(in thousands)	2015			2014
	FMT	HST	FSDP	FMT	HST	FSDP
Operating income	$46,910	$38,371	$32,536	$54,791	$42,214	$31,355
- Other (income) expense - net	(82)	(877)	(247)	55	(420)	(531)
+ Depreciation & amortization	7,311	11,179	1,513	6,724	11,005	1,597
EBITDA	54,303	50,427	34,296	61,460	53,639	33,483
+ Restructuring expense	2,505	1,774	279	—	—	—
Adjusted EBITDA	$56,808	$52,201	$34,575	$61,460	$53,639	$33,483

Net sales	$212,101	$184,893	$107,009	$223,258	$190,852	$120,313
EBITDA margin	25.6%	27.3%	32.0%	27.5%	28.1%	27.8%
Adjusted EBITDA margin	26.8%	28.2%	32.3%	27.5%	28.1%	27.8%

Consolidated EBITDA Reconciliation (in thousands)	Nine Months Ended September 30,
	2015	2014
Net income	$215,044	$217,766
+ Income taxes	88,614	89,332
+ Interest expense	31,410	31,323
+ Depreciation and amortization	57,974	58,282
EBITDA	393,042	396,703
+ Restructuring expense	4,723	—
+ Gain on sale of business	(18,070)	—
Adjusted EBITDA	$379,695	$396,703

Net sales	$1,520,870	$1,623,868
EBITDA margin	25.8%	24.4%
Adjusted EBITDA margin	25.0%	24.4%

Segment EBITDA Reconciliation	Nine Months Ended September 30,
(in thousands)	2015			2014
	FMT	HST	FSDP	FMT	HST	FSDP
Operating income	$154,665	$117,888	$91,180	$166,821	$114,580	$106,988
- Other (income) expense - net	(894)	(347)	(1,091)	(371)	(24)	(644)
+ Depreciation and amortization	20,321	31,874	4,574	20,022	32,404	4,949
EBITDA	175,880	150,109	96,845	187,214	147,008	112,581
+ Restructuring expense	2,505	1,774	279	—	—	—
Adjusted EBITDA	$178,385	$151,883	$97,124	$187,214	$147,008	$112,581

Net sales	$645,642	$552,418	$325,572	$672,719	$562,899	$393,779
EBITDA margin	27.2%	27.2%	29.7%	27.8%	26.1%	28.6%
Adjusted EBITDA margin	27.6%	27.5%	29.8%	27.8%	26.1%	28.6%

Consolidated Reported-to-Adjusted Operating Income and Margin Reconciliation	Three Months Ended September 30,
(in thousands)	2015	2014
Reported operating income	$121,813	$110,847
+ Restructuring expenses	4,723	—
+ Gain on sale of business	(18,070)	—
Adjusted operating income	$108,466	$110,847

Net sales	$503,791	$533,179

Operating margin	24.2%	20.8%
Adjusted operating margin	21.5%	20.8%

Segment Reported-to-Adjusted Operating Income and Margin Reconciliation

(in thousands)	Three Months Ended September 30,
	2015			2014
	FMT	HST	FSDP	FMT	HST	FSDP
Reported operating income	$46,910	$38,371	$32,536	$54,791	$42,214	$31,355
+ Restructuring expense	2,505	1,774	279	—	—	—
Adjusted operating income	$49,415	$40,145	$32,815	$54,791	$42,214	$31,355

Net sales	$212,101	$184,893	$107,009	$223,258	$190,852	$120,313

Operating margin	22.1%	20.8%	30.4%	24.5%	22.1%	26.1%
Adjusted operating margin	23.3%	21.7%	30.7%	24.5%	22.1%	26.1%

Consolidated Reported-to-Adjusted Operating Income and Margin Reconciliation	Nine Months Ended September 30,
(in thousands)	2015	2014
Reported operating income	$333,479	$336,770
+ Restructuring expense	4,723	—
+ Gain on sale of business	(18,070)	—
Adjusted operating income	$320,132	$336,770

Net sales	$1,520,870	$1,623,868

Operating margin	21.9%	20.7%
Adjusted operating margin	21.0%	20.7%

Segment Reported-to-Adjusted Operating Income and Margin Reconciliation

(in thousands)	Nine Months Ended September 30,
	2015			2014
	FMT	HST	FSDP	FMT	HST	FSDP
Reported operating income	$154,665	$117,888	$91,180	$166,821	$114,580	$106,988
+ Restructuring expense	2,505	1,774	279	—	—	—
Adjusted operating income	$157,170	$119,662	$91,459	$166,821	$114,580	$106,988

Net sales	$645,642	$552,418	$325,572	$672,719	$562,899	$393,779

Operating margin	24.0%	21.3%	28.0%	24.8%	20.4%	27.2%
Adjusted operating margin	24.3%	21.7%	28.1%	24.8%	20.4%	27.2%

Reported-to-Adjusted Net Income and EPS Reconciliation (in thousands)	Three Months Ended September 30,
	2015	2014
Reported net income	$79,505	$71,441
+ Restructuring expense, net of tax	3,085	—
+ Gain on sale of business, net of tax	(13,231)	—
Adjusted net income	$69,359	$71,441

Reported EPS	$1.02	$0.88
+ Restructuring expense, net of tax	0.04	—
+ Gain on sale of business, net of tax	(0.17)	—
Adjusted EPS	$0.89	$0.88

Diluted weighted average shares	77,646	80,561

Reported-to-Adjusted Net Income and EPS Reconciliation (in thousands)	Nine Months Ended September 30,
	2015	2014
Reported net income	$215,044	$217,766
+ Restructuring expense, net of tax	3,085	—
+ Gain on sale of business, net of tax	(13,231)	—
Adjusted net income	$204,898	$217,766

Reported EPS	$2.75	$2.68
+ Restructuring expense, net of tax	0.04	—
+ Gain on sale of business, net of tax	(0.17)	—
Adjusted EPS	$2.62	$2.68

Diluted weighted average shares	78,266	81,093

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

The Company’s interest rate exposure is primarily related to the $853.3 million of total debt outstanding at September 30, 2015. Approximately 24% of the debt, representing the amount drawn on the Revolving Facility at September 30, 2015, is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $1.0 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015, that the Company’s disclosure controls and procedures were effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2015 to July 31, 2015	190,740	$77.24	190,740	$417,450,631
August 1, 2015 to August 31, 2015	310,500	$72.91	310,500	$394,811,192
September 1, 2015 to September 30, 2015	409,907	$70.27	409,907	$366,006,870
Total	911,147	$72.63	911,147	$366,006,870

(1)
On November 6, 2014, the Company announced that its Board of Directors had increased the authorized level for repurchases of its common stock by $400.0 million. This followed the prior Board of Directors repurchase authorizations of $300.0 million, announced by the Company on November 8, 2013; $200.0 million, announced by the Company on October 22, 2012; $50.0 million, announced by the Company on December 6, 2011; and the original repurchase authorization of $125.0 million announced by the Company on April 21, 2008.

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
Date: October 26, 2015

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

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Filed herewith