Form 10-K
period 2015-12-31
IDEX CORP /DE/
filed 2016-02-19
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value, as of the last business day of the registrant’s most recently completed second fiscal quarter, of the common stock (based on the June 30, 2015 closing price of $78.58) held by non-affiliates of IDEX Corporation was $6,085,231,271.
The number of shares outstanding of IDEX Corporation’s common stock, par value $.01 per share, as of February 16, 2016 was 75,929,397.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement with respect to the IDEX Corporation 2016 annual meeting of stockholders (the “2016 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Statement Under the Private Securities Litigation Reform Act
This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, capital expenditures, acquisitions, cost reductions, cash flow, revenues, earnings, market conditions, global economies and operating improvements, and are indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the company believes,” “the company intends,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries - all of which could have a material impact on order rates and IDEX’s results, particularly in light of the low levels of order backlogs it typically maintains; its ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the company operates; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

Item 1.	Business.
IDEX Corporation (“IDEX,” the “Company,” “us,” “our,” or “we”) is a Delaware corporation incorporated on September 24, 1987. The Company is an applied solutions business that sells an extensive array of pumps, flow meters and other fluidics systems and components and engineered products to customers in a variety of markets around the world. All of the Company’s business activities are carried out through wholly-owned subsidiaries.
The Company has three reportable business segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”). Within our three reportable segments, the Company maintains fifteen platforms, where we focus on organic growth and strategic acquisitions. Each of our fifteen platforms is also a reporting unit, where we annually test for goodwill impairment.
During the third quarter of 2015, the Company announced the appointment of Eric Ashleman as Chief Operating Officer. While there were no changes to the reportable segments or movement of businesses between the reportable segments, the Company no longer delineates between “platforms” and “groups” and made the following changes to how certain businesses are managed internally:

•	Created the Valves platform as a result of the Alfa Valvole acquisition in June 2015.

•	Eliminated the Diaphragm and Dosing Pump Technology (“DDPT”) platform.

•	Created the Industrial platform from the businesses previously reported within Chemical, Food & Process (Richter, Viking, and Aegis) plus the Warren Rupp and Trebor businesses from DDPT.

•	Created the Water platform from the businesses previously reported within Water Services & Technology (ADS, IETG, and iPEK) plus the Pulsafeeder and Knight businesses from DDPT.

The Fluid & Metering Technologies segment contains the Energy (comprised of Corken, Faure Herman, Liquid Controls, SAMPI and Toptech), Valves (comprised of Alfa Valvole), Water (comprised of Pulsafeeder, Knight, ADS, IETG, and iPEK), Industrial (comprised of Richter, Viking, Aegis, Warren Rupp, and Trebor), and Agriculture (comprised of Banjo) platforms. The Health & Science Technologies segment contains the Scientific Fluidics (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, and CiDRA Precision Services), IDEX Optics & Photonics (comprised of CVI Melles Griot, Semrock, and AT Films), Sealing Solutions (comprised of Precision Polymer Engineering, FTL Seals Technology, and Novotema), Gast, Micropump, and Material Processing Technologies (comprised of Quadro, Fitzpatrick, Microfluidics, and Matcon) platforms. The Fire & Safety/Diversified Products segment is comprised of the Fire Suppression (comprised of Class 1, Hale and Godiva), Rescue (comprised of Dinglee, Hurst Jaws of Life, Lukas, and Vetter), Band-It, and Dispensing platforms.
IDEX believes that each of its reporting units is a leader in its product and service areas. The Company also believes that its strong financial performance has been attributable to its ability to design and engineer specialized quality products, coupled with its ability to identify and successfully consummate and integrate strategic acquisitions.

FLUID & METERING TECHNOLOGIES SEGMENT
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water & wastewater, agriculture and energy industries. Fluid & Metering Technologies application-specific pump and metering solutions serve a diverse range of end markets, including industrial infrastructure (fossil fuels, refined & alternative fuels, and water & wastewater), chemical processing, agriculture, food & beverage, pulp and paper, transportation, plastics and resins, electronics and electrical, construction & mining, pharmaceutical and bio-pharmaceutical, machinery and numerous other specialty niche markets. Fluid & Metering Technologies accounted for 43%, 42% and 43% of IDEX’s sales in 2015, 2014 and 2013, respectively, with approximately 44% of its 2015 sales to customers outside the U.S. The segment accounted for 43%, 43% and 47% of IDEX’s operating income in 2015, 2014 and 2013, respectively.
Energy.    Energy consists of the Company’s Corken, Faure Herman, Liquid Controls, SAMPI and Toptech businesses. Energy is a leading supplier of flow meters, electronic registration and control products, rotary vane and turbine pumps, reciprocating piston compressors, and terminal automation control systems. Headquartered in Lake Bluff, Illinois (Liquid Controls products), Energy has additional facilities in Longwood, Florida and Zwijndrecht, Belgium (Toptech products); Oklahoma City, Oklahoma (Corken products); La Ferté Bernard, France (Faure Herman products); and Altopascio, Italy (SAMPI products). Applications for Liquid Controls and SAMPI positive displacement flow meters, electronic, registration and control products include mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Corken products consist of positive-displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Toptech supplies terminal automation hardware and software to control and manage inventories, as well as transactional data and invoicing, to customers in the oil, gas and refined-fuels markets. Faure Herman is a leading supplier of ultrasonic and helical turbine flow meters used in the custody transfer and control of high value fluids and gases. Approximately 44% of Energy’s 2015 sales were to customers outside the U.S.
Valves. Valves consists of the Company’s Alfa Valvole (“Alfa”) business. Alfa is a leader in the design, manufacture and sale of specialty valve products for use in the chemical, petro-chemical, energy and sanitary markets. Located in Casorezzo, Italy, Alfa’s products are used in various industrial fields for fluid control, in both gas and liquid form, in all sectors of plant engineering, cosmetics, detergents, food industry, electric energy, pharmaceutical, chemical plants, petrochemical plants, oil, heating/air conditioning and in all markets worldwide and also on ships, ferries and marine oil platforms. 100% of Alfa’s 2015 sales were to customers outside the U.S.
Water.    Water consists of the Company’s ADS, IETG, iPEK, Knight and Pulsafeeder businesses. Water is a leading provider of metering technology, flow monitoring products and underground surveillance services for wastewater markets, alloy and non-metallic gear pumps, peristaltic pumps, transfer pumps, as well as dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. ADS’s products and services provide comprehensive integrated solutions that enable industry, municipalities and government agencies to analyze and measure the capacity, quality and integrity of wastewater collection systems, including the maintenance and construction of such systems. IETG’s products and services enable water companies to effectively manage their water distribution and sewerage networks, while its surveillance service specializes in underground asset detection and mapping for utilities and other private companies. iPEK supplies remote controlled systems used for infrastructure inspection. Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Pulsafeeder products (which also include OBL products) are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition, as well as peristaltic pumps. Its markets include water & wastewater treatment, oil & gas, power generation, pulp & paper, chemical and hydrocarbon processing, and swimming pools. Water maintains operations in Huntsville, Alabama and various other locations in the United States and Australia (ADS products and services); Leeds, England (IETG products and services); Hirschegg, Austria, and Sulzberg, Germany (iPEK products); Rochester, New York, Punta Gorda, Florida and Milan, Italy (Pulsafeeder products); Lake Forest, California, Mississauga, Ontario, Canada, and Lewes, England, (Knight products); and a maquiladora in Ciudad Juarez, Chihuahua, Mexico (Knight products). Approximately 40% of Water’s 2015 sales were to customers outside the U.S.
Industrial. Industrial consists of the Company’s Richter, Viking, Aegis, Warren Rupp, and Trebor businesses. Industrial is a producer of fluoroplastic lined corrosion-resistant magnetic drive and mechanical seal pumps, shut-off, control and safety valves for corrosive, hazardous, contaminated, pure and high-purity fluids, as well as rotary internal gear, external gear, vane and rotary lobe pumps, custom-engineered OEM pumps, strainers, gear reducers and engineered pump systems. Richter’s products offer superior solutions for demanding and complex pump applications in the process industry. Viking’s products consist of external gear pumps, strainers and reducers, and related controls used for transferring and metering thin and viscous liquids sold under the Viking and Wright Flow brands. Viking products primarily serve the chemical, petroleum, pulp & paper, plastics, paints, inks, tanker trucks, compressor, construction, food & beverage, personal care, pharmaceutical and biotech markets. Aegis is a leader in the design, manufacture and sale of specialty chemical processing valves for use in the chemical, petro-chemical, chlor-alkali, pharmaceutical, semiconductor and pulp & paper industries. Warren Rupp products (which also include Pumper Parts and Versa-Matic products) are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. Warren Rupp products, which include air-operated diaphragm pumps, primarily serve the chemical, paint, food processing, electronics, construction, utilities, oil & gas, mining and industrial maintenance markets. Trebor is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Trebor products are used in manufacturing of semiconductors, disk drives and flat panel displays. Industrial maintains operations in Kempen, Germany and Suzhou, China (Richter products); Cedar Falls, Iowa (Viking, Wright Flow, and Richter products); Eastbourne, England (Wright Flow products); and Shannon, Ireland (Viking and Blagdon products); Geismar, Louisiana (Aegis products); Mansfield, Ohio (Warren Rupp products); Salt Lake City, Utah (Trebor products). Industrial primarily uses independent distributors to market and sell its products. Approximately 51% of Industrial’s 2015 sales were to customers outside the U.S.
Agriculture.   Agriculture consists of the Company’s Banjo business. Banjo is a provider of special purpose, severe-duty pumps, valves, fittings and systems used in liquid handling. Banjo is based in Crawfordsville, Indiana with a facility in Didam, The Netherlands, and its products are used in agriculture and industrial applications. Approximately 15% of Banjo’s 2015 sales were to customers outside the U.S.
HEALTH & SCIENCE TECHNOLOGIES SEGMENT
The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. Health & Science Technologies accounted for 36%, 35% and 35% of IDEX’s sales in 2015, 2014 and 2013, respectively, with approximately 55% of its 2015 sales to customers outside the U.S. The segment accounted for 33%, 31% and 30% of IDEX’s operating income in 2015, 2014 and 2013, respectively.
Scientific Fluidics.    Scientific Fluidics consists of the Company’s Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, and CiDRA Precision Services (“CPS”) businesses. Scientific Fluidics has facilities in Rohnert Park, California (Rheodyne products); Bristol, Connecticut (Eastern Plastics products); Middleboro, Massachusetts (Sapphire Engineering products); Oak Harbor, Washington (Upchurch Scientific products); Kawaguchi, Japan (ERC products); and Wallingford, Connecticut (CPS products). Eastern Plastics products, which consist of high-precision integrated fluidics and associated engineered manifolds, are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. Rheodyne products consist of injectors, valves, fittings and accessories for the analytical instrumentation market. These products are used by manufacturers of high pressure liquid chromatography (“HPLC”) equipment servicing the pharmaceutical, biotech, life science, food & beverage, and chemical markets. Sapphire Engineering and Upchurch Scientific products consist of fluidic components and systems for the analytical, biotech and diagnostic instrumentation markets, such as fittings, precision-dispensing pumps and valves, tubing and integrated tubing assemblies, filter sensors and other micro-fluidic and nano-fluidic components, as well as advanced column hardware and accessories for the high performance liquid chromatography market. The products produced by Sapphire Engineering and Upchurch Scientific primarily serve the pharmaceutical, drug discovery, chemical, biochemical processing, genomics/proteomics research, environmental labs, food/agriculture, medical lab, personal care, and plastics/polymer/rubber production markets. ERC manufactures gas liquid separations and detection solutions for the life science, analytical instrumentation and clinical chemistry markets. ERC’s products consist of in-line membrane vacuum degassing solutions, refractive index detectors and ozone generation systems. CPS products consist of microfluidic components serving the life science, health and industrial market. Approximately 55% of Scientific Fluidics’ 2015 sales were to customers outside the U.S.
IDEX Optics and Photonics (“IOP”).    IOP consists of the Company’s CVI Melles Griot (“CVI MG”), Semrock, and AT Films (including Precision Photonics products) businesses. CVI MG is a global leader in the design and manufacture of precision photonic solutions used in the life sciences, research, semiconductor, security and defense markets. CVI MG’s innovative products are focused on the generation, control and productive use of light for a variety of key science and industrial applications. Products consist of specialty lasers and light sources, electro-optical components, specialty shutters, opto-mechanical assemblies and components. In addition, CVI MG produces critical components for life science research, electronics manufacturing, military and other industrial applications including lenses, mirrors, filters and polarizers. These components are utilized in a number of important applications such as spectroscopy, cytometry (cell counting), guidance systems for target designation, remote sensing, menology and optical lithography. CVI MG has manufacturing sites located in Albuquerque, New Mexico; Carlsbad, California; Rochester, New York; Leicester, England; Kyongki-Do, Korea; Tamagawa, Japan; and Didam, The Netherlands. Semrock is a provider of optical filters for biotech and analytical instrumentation in the life sciences markets. Semrock’s optical filters are produced using state-of-the-art manufacturing processes which enable it to offer its customers significant improvements in instrument performance and reliability. Semrock is located in Rochester, New York. AT Films specializes in optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing. AT Films’ core competence is the design and manufacture of filters, splitters, reflectors and mirrors with the precise physical properties required to support their customers’ most challenging and cutting-edge optical applications. The Precision Photonics portion of its business specializes in optical components and coatings for applications in the fields of scientific research, aerospace, telecommunications and electronics manufacturing. AT Films is headquartered in Boulder, Colorado. Approximately 54% of IOP’s 2015 sales were to customers outside the U.S.
Sealing Solutions.    Sealing Solutions consists of the Company’s Precision Polymer Engineering (“PPE”), FTL Seals Technology (“FTL”), and Novotema businesses. PPE is a provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries and applications, including hazardous duty, analytical instrumentation, semiconductor, process technologies, oil & gas, pharmaceutical, electronics, and food applications. PPE is headquartered in Blackburn, England with an additional manufacturing facility in Brenham, Texas. FTL, located in Leeds, England, specializes in the design and application of high integrity rotary seals, specialty bearings, and other custom products for the mining, power generation, and marine markets. Novotema, located in Villongo, Italy, is a leader in the design, manufacture and sale of specialty sealing solutions for use in the building products, gas control, transportation, industrial and water markets. Approximately 78% of Sealing Solutions’ 2015 sales were to customers outside the U.S.
Gast.    Gast consists of the Company’s Gast and Jun-Air businesses. The Gast business is a leading manufacturer of air-moving products, including air motors, low-range and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure. Gast products primarily serve the medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts, and industrial manufacturing markets. The Jun-Air business is a provider of low-decibel, ultra-quiet vacuum compressors suitable for medical, dental and laboratory applications. Based in Benton Harbor, Michigan, Gast also has a logistics and commercial center in Redditch, England. Approximately 26% of Gast’s 2015 sales were to customers outside the U.S.
Micropump.    Micropump, headquartered in Vancouver, Washington, is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump products are used in low-flow abrasive and corrosive applications. Micropump products primarily serve the continuous ink-jet printing, medical equipment, chemical processing, pharmaceutical, refining, laboratory, electronics, textiles, peristaltic metering pumps, analytical process controllers and sample preparation systems markets. Approximately 72% of Micropump’s 2015 sales were to customers outside the U.S.
Material Processing Technologies (“MPT”).    MPT consists of the Company’s Quadro, Fitzpatrick, Microfluidics and Matcon businesses. Quadro is a leading provider of particle control solutions for the pharmaceutical and bio-pharmaceutical markets. Based in Waterloo, Canada, Quadro’s core capabilities include fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing. Fitzpatrick is a global leader in the design and manufacture of process technologies for the pharmaceutical, food and personal care markets. Fitzpatrick designs and manufactures customized size reduction, roll compaction and drying systems to support their customers’ product development and manufacturing processes. Fitzpatrick is headquartered in Elmhurst, Illinois. Microfluidics is a global leader in the design and manufacture of laboratory and commercial equipment used in the production of micro and nano scale materials for the pharmaceutical and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer family of high shear fluid processors for uniform particle size reduction, robust cell disruption and nanoparticle creation. Microfluidics is based in Waterloo, Canada and has offices in Newton, Massachusetts. Matcon is a global leader in material processing solutions for high value powders used in the manufacture of pharmaceuticals, food, plastics, and fine chemicals. Matcon’s innovative products consist of the original cone valve powder discharge system and filling, mixing and packaging systems, all of which support its customers’ automation and process requirements. These products are critical to its customers’ need to maintain clean, reliable and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing. Matcon is located in Evesham, England. Approximately 59% of MPT’s 2015 sales were to customers outside the U.S.

FIRE & SAFETY/DIVERSIFIED PRODUCTS SEGMENT
The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products segment accounted for 21%, 23% and 22% of IDEX’s sales in 2015, 2014 and 2013, respectively, with approximately 52% of its 2015 sales to customers outside the U.S. The segment accounted for 24%, 26% and 23% of IDEX’s operating income in 2015, 2014 and 2013, respectively.
Fire Suppression.    Fire Suppression consists of the Company’s Class 1, Hale and Godiva businesses, which produce truck-mounted and portable fire pumps, stainless steel valves, foam and compressed air foam systems, pump modules and pump kits, electronic controls and information systems, conventional and networked electrical systems, and mechanical components for the fire, rescue and specialty vehicle markets. Fire Suppression’s customers are primarily OEMs. Fire Suppression is headquartered in Ocala, Florida (Class 1 and Hale products), with additional facilities located in Warwick, England (Godiva products). Approximately 38% of Fire Suppression’s 2015 sales were to customers outside the U.S.
Rescue.    Rescue consists of the Company’s Dinglee, Hurst Jaws of Life, Lukas and Vetter businesses, which produce hydraulic, battery, gas and electric-operated rescue equipment, hydraulic re-railing equipment, hydraulic tools for industrial applications, recycling cutters, pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection and disaster control, and shoring equipment for vehicular or structural collapse. Rescue’s customers are primarily public and private fire and rescue organizations. Rescue has facilities in Shelby, North Carolina (Hurst Jaws of Life products); Tianjin, China (Dinglee products); Erlangen, Germany (Lukas products); and Zulpich, Germany (Vetter products). Approximately 71% of Rescue’s 2015 sales were to customers outside the U.S.
Band-It.    Band-It is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The BAND-IT brand is highly recognized worldwide. Band-It products are used for securing exhaust system heat and sound shields, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling, and in numerous other industrial and commercial applications. Band-It products primarily serve the automotive, transportation equipment, oil & gas, general industrial maintenance, electronics, electrical, communications, aerospace, utility, municipal and subsea marine markets. Band-It is based in Denver, Colorado, with additional operations in Staveley, England. Approximately 36% of Band-It’s 2015 sales were to customers outside the U.S.
Dispensing.    Dispensing produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. Dispensing is a global supplier of precision-designed tinting, mixing, dispensing and measuring equipment for auto refinishing and architectural paints. Dispensing products are used in retail and commercial stores, hardware stores, home centers, department stores, automotive body shops as well as point-of-purchase dispensers. Dispensing is headquartered in Sassenheim, The Netherlands with additional facilities in Wheeling, Illinois; Unanderra, Australia; and Milan, Italy, as well as IDEX shared manufacturing facilities in India and China. Approximately 61% of Dispensing’s 2015 sales were to customers outside the U.S.
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
The principal competitors of the Fire & Safety/Diversified Products segment are Waterous Company, a unit of American Cast Iron Pipe Company (with respect to truck-mounted firefighting pumps); Holmatro, Inc. (with respect to rescue tools); CPS

Color Group Oy (with respect to dispensing and mixing equipment for the paint industry); and Panduit Corporation (with respect to stainless steel bands, buckles and clamping systems).
Customers
The principal customers for our products are discussed immediately above by product category in each segment. None of our customers in 2015 accounted for more than two percent of net sales.
Employees
At December 31, 2015, the Company had 6,801 employees. Approximately 7% of employees were represented by labor unions, with various contracts expiring through June 2020. Management believes that the Company has a positive relationship with its employees. The Company historically has been able to renegotiate its collective bargaining agreements satisfactorily, with its last work stoppage in March 1993.
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
Shared Services
The Company has production facilities in Suzhou, China and Vadodara, India that support multiple business units. IDEX also has personnel in China, India, Dubai, Latin America and Singapore that provide sales and marketing, product design and engineering, and sourcing support to its business units, as well as personnel in various locations in South America, the Middle East and Japan to support sales and marketing efforts of IDEX businesses in those regions.
Segment Information
For segment financial information for the years 2015, 2014 and 2013, including financial information about foreign and domestic sales and operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Executive Officers of the Registrant
Set forth below are the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past five years.

Name	Age	Years of Service	Position
Andrew K. Silvernail	45	7	Chairman of the Board and Chief Executive Officer
Heath A. Mitts	45	10	Senior Vice President and Chief Financial Officer
Eric D. Ashleman	48	7	Senior Vice President and Chief Operating Officer
Denise R. Cade	53	<1	Senior Vice President, General Counsel and Corporate Secretary
Daniel J. Salliotte	49	11	Senior Vice President-Corporate Strategy, Mergers and Acquisitions and Treasury
Michael J. Yates	50	10	Vice President and Chief Accounting Officer
Jeffrey D. Bucklew	45	4	Senior Vice President-Chief Human Resources Officer
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
Mr. Ashleman has served as Senior Vice President and Chief Operating Officer since July 2015. Mr. Ashleman joined IDEX in 2008 as the President of Gast Manufacturing.
Ms. Cade has served as Senior Vice President, General Counsel and Corporate Secretary since joining IDEX in October 2015. Prior to joining IDEX, Ms. Cade was Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer for SunCoke Energy, Inc. from March 2011 to October 2015 and held various roles at PPG Industries before joining SunCoke.
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
Public Filings
Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge at www.idexcorp.com as soon as reasonably practicable after being filed electronically with the United States Securities and Exchange Commission (the “SEC”). Our reports are also available free of charge on the SEC’s website, www.sec.gov. Information on the Company’s website is not incorporated into this Form 10-K.

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
Changes in U.S. or International Economic Conditions Could Adversely Affect the Sales and Profitability of Our Businesses.
In 2015, 50% of the Company’s sales were derived from domestic operations while 50% were derived from international operations. The Company’s largest end markets include life sciences and medical technologies, fire and rescue, oil & gas, paint and coatings, chemical processing, agriculture, water & wastewater treatment and optical filters and components. A slowdown in the U.S. or global economy and, in particular, any of these specific end markets could reduce the Company’s sales and profitability.
Conditions in Foreign Countries in Which We Operate Could Adversely Affect Our Business.
In 2015, approximately 50% of our total sales were to customers outside the U.S. We expect our international operations and export sales to continue to be significant for the foreseeable future. Our sales from international operations and our sales from export are both subject in varying degrees to risks inherent in doing business outside the U.S. These risks include the following:

•	possibility of unfavorable circumstances arising from host country laws or regulations;

•	risks of economic instability;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	potential negative consequences from changes to taxation policies;

•	disruption of operations from labor and political disturbances;

•	changes in tariff and trade barriers and import or export licensing requirements; and,

•	political instability, terrorism, insurrection or war.
Any of these events could have an adverse impact on our business and operations.
Our Inability to Continue to Develop New Products Could Limit Our Sales Growth.
The Company’s sales were down 6% in 2015. Approximately 8% of our 2015 sales were derived from new products developed over the past three years. Our ability to continue to grow organically is tied in large part to our ability to continue to develop new products.
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
Our total assets reflect substantial intangible assets, primarily goodwill and identifiable intangible assets. At December 31, 2015, goodwill and intangible assets totaled $1,396.5 million and $287.8 million, respectively. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. Annually, or when certain events occur that require a more current valuation, we assess whether there has been an impairment in the value of our goodwill and identifiable intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below forecast levels, we could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of our goodwill or identifiable intangible assets would adversely impact our results of operations and net worth. See Note 4 in Part II, Item 8, “Financial Statements and Supplementary Data” for further discussion on goodwill and intangible assets.
A Significant or Sustained Decline in Commodity Prices, Including Oil, Could Negatively Impact the Levels of Expenditures by Certain of Our Customers.
Demand for our products depends, in part, on the level of new and planned expenditures by certain of our customers. The level of expenditures by our customers is dependent on, among other factors, general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Volatility in commodity prices, including oil, can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of our customers to finance capital investment and maintenance may also be affected by the conditions in their industries. Reduced demand for our products could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand could have a material adverse effect on our business, financial condition and results of operations.

Our Success Depends on Our Executive Management and Other Key Personnel.
Our future success depends to a significant degree on the skills, experience and efforts of our executive management and other key personnel and their ability to provide the Company with uninterrupted leadership and direction. The loss of the services of any of our executive officers or a failure to provide adequate succession plans for key personnel could have an adverse impact. The availability of highly qualified talent is limited, and the competition for talent is robust. However, we provide long-term equity incentives and certain other benefits for our executive officers which provide incentives for them to make a long-term commitment to our Company. Our future success will also depend on our ability to have adequate succession plans in place and to attract, retain and develop qualified personnel. A failure to efficiently replace executive management members and other key personnel and to attract, retain and develop new qualified personnel could have an adverse effect on our operations and implementation of our strategic plan.
Our Business Operations May Be Adversely Affected by Information Systems Interruptions or Intrusion.
We depend on various information technologies throughout our Company to administer, store and support multiple business activities. If these systems are damaged, cease to function properly, or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we could experience production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation. While we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls, and maintenance of backup and protective systems, our systems, networks, products and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse effect on our business, financial condition or results of operations.

Failure To Comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or Other Applicable Anti-bribery Laws Could Have an Adverse Effect on Our Business.
The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with all anti-bribery laws. However, we operate in certain countries that are recognized as having governmental and commercial corruption. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.        Properties.
The Company’s principal plants and offices have an aggregate floor space area of approximately 4.5 million square feet, of which 2.9 million square feet (63%) is located in the U.S. and approximately 1.7 million square feet (37%) is located outside the U.S., primarily in the U.K. (8%), Germany (7%), Italy (6%), China (4%), India (3%) and The Netherlands (2%). Management considers these facilities suitable and adequate for the Company’s operations. Management believes the Company can meet demand increases over the near term with its existing facilities, especially given its operational improvement initiatives that usually increase capacity. The Company’s executive office occupies 36,588 square feet of leased space in Lake Forest, Illinois and 4,420 square feet of leased space in Chicago, Illinois.
Approximately 3.0 million square feet (67%) of the principal plant and office floor area is owned by the Company, and the balance is held under lease. Approximately 1.9 million square feet (41%) of the principal plant and office floor area is held by business units in the Fluid & Metering Technologies segment; 1.4 million square feet (31%) is held by business units in the Health & Science Technologies segment; and 1.0 million square feet (21%) is held by business units in the Fire & Safety/Diversified Products segment.

Item 3.        Legal Proceedings.
The Company and four of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries and seeking money damages, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third party suppliers, and were not manufactured by the Company or any of the defendant subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover its settlements and legal costs, or how insurers may respond to claims that are tendered to them. Claims have been filed in jurisdictions throughout the United States. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the affected business unit. No provision has been made in the financial statements of the Company for these asbestos-related claims, other than for insurance deductibles in the ordinary course, and the Company does not currently believe these claims will have a material adverse effect on it.
The Company is also party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on it.

Item 4.        Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market for the Company’s common stock is the New York Stock Exchange, but the common stock is also listed on the Chicago Stock Exchange. As of February 16, 2016, there were approximately 6,760 stockholders of record of our common stock and there were 75,929,397 shares outstanding.
The high and low sales prices of the common stock per share and the dividends paid per share during the last two years are as follows:

	2015			2014
	High	Low	Dividends	High	Low	Dividends
First Quarter	$78.85	$69.44	$0.28	$79.27	$68.58	$0.23
Second Quarter	80.31	73.80	0.32	80.85	69.17	0.28
Third Quarter	79.61	66.88	0.32	81.82	72.27	0.28
Fourth Quarter	79.59	69.40	0.32	78.97	65.91	0.28
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
The Company’s purchases of common stock during the quarter ended December 31, 2015 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2015 to October 31, 2015	189,470	$74.60	189,470	$351,872,224
November 1, 2015 to November 30, 2015	—	—	—	351,872,224
December 1, 2015 to December 31, 2015	219,803	76.94	219,803	634,960,648
Total	409,273	$75.86	409,273	$634,960,648

(1)
On December 1, 2015, the Company’s Board of Directors approved an increase of $300.0 million in the authorized level for repurchases of common stock. This followed the prior Board of Directors approved repurchase authorization of $400.00 million, announced by the Company on November 6, 2014. These authorizations have no expiration date.

Performance Graph. The following table compares total stockholder returns over the last five years to the Standard & Poor’s (the “S&P”) 500 Index, the S&P Midcap Industrials Sector Index and the Russell 2000 Index assuming the value of the investment in our common stock and each index was $100 on December 31, 2010. Total return values for our common stock, the S&P 500 Index, S&P Midcap Industrials Sector Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance.

	12/10	12/11	12/12	12/13	12/14	12/15
IDEX Corporation	$100.00	$94.76	$118.94	$188.78	$198.98	$195.83
S&P 500 Index	$100.00	$100.00	$113.40	$146.97	$163.71	$162.47
S&P Midcap 400 Industrials Sector Index	$100.00	$98.18	$117.97	$168.05	$171.14	$161.34
Russell 2000 Index	$100.00	$94.55	$114.43	$148.48	$153.73	$144.95

Item 6.    Selected Financial Data.(1)

(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
RESULTS OF OPERATIONS
Net sales	$2,020,668	$2,147,767	$2,024,130	$1,954,258	$1,838,451
Gross profit	904,315	949,315	873,364	803,700	738,673
Selling, general and administrative expenses	479,408	504,419	477,851	444,490	421,703
Gain on sale of business	(18,070)	—	—	—	—
Restructuring expenses	11,239	13,672	—	32,473	12,314
Asset impairments	—	—	—	198,519	—
Operating income	431,738	431,224	395,513	128,218	304,656
Other (income) expense — net	(2,243)	(3,111)	178	(236)	1,443
Interest expense	41,636	41,895	42,206	42,250	29,332
Provision for income taxes	109,538	113,054	97,914	48,574	80,024
Net income	282,807	279,386	255,215	37,630	193,857
Earnings per share (2)
— basic	$3.65	$3.48	$3.11	$0.45	$2.34
— diluted	$3.62	$3.45	$3.09	$0.45	$2.32
Weighted average shares outstanding
— basic	77,126	79,715	81,517	82,689	82,145
— diluted	77,972	80,728	82,489	83,641	83,543
Year-end shares outstanding	76,535	78,766	81,196	82,727	83,234
Cash dividends per share	$1.28	$1.12	$0.89	$0.80	$0.68
FINANCIAL POSITION
Current assets	$862,684	$1,075,791	$990,953	$881,865	$789,161
Current liabilities	309,597	411,968	304,609	291,427	258,278
Current ratio	2.8	2.6	3.3	3.0	3.1
Operating working capital (3)	370,213	366,209	350,881	373,704	396,126
Total assets (4)	$2,805,443	$2,903,463	$2,881,118	$2,777,821	$2,827,535
Total borrowings (4)	840,794	859,345	767,417	779,007	800,238
Shareholders’ equity	1,443,291	1,486,451	1,572,989	1,464,998	1,513,135
PERFORMANCE MEASURES AND OTHER DATA
Percent of net sales:
Gross profit	44.8%	44.2%	43.1%	41.1%	40.2%
Selling, general and administrative expenses	23.7%	23.5%	23.6%	22.7%	22.9%
Operating income	21.4%	20.1%	19.5%	6.6%	16.6%
Income before income taxes	19.4%	18.3%	17.4%	4.4%	14.9%
Net income	14.0%	13.0%	12.6%	1.9%	10.5%
Capital expenditures	$43,776	$47,997	$31,536	$35,520	$34,548
Depreciation and amortization	78,120	76,907	79,334	78,312	72,386
Return on average assets (5)	9.9%	9.7%	9.0%	1.3%	13.7%
Borrowings as a percent of capitalization (5)	36.8%	36.6%	32.8%	34.7%	34.6%
Return on average shareholders’ equity (5)	19.3%	18.3%	16.8%	2.5%	13.4%
Employees at year end	6,801	6,712	6,787	6,717	6,814
Record holders at year end	6,760	6,500	6,500	6,700	7,000
NON-GAAP MEASURES (6)
EBITDA	$512,101	$511,242	$474,669	$206,766	$375,599
EBITDA margin	25.3%	23.8%	23.5%	10.6%	20.4%
Adjusted EBITDA	$505,270	$524,914	$474,669	$437,758	$387,913
Adjusted EBITDA margin	25.0%	24.4%	23.5%	22.4%	21.1%
Adjusted operating income	$424,907	$444,896	$395,513	$359,210	$332,772
Adjusted operating margin	21.0%	20.7%	19.5%	18.4%	18.1%
Adjusted net income	$277,229	$288,823	$255,215	$224,067	$213,758
Adjusted earnings per share	$3.55	$3.57	$3.09	$2.68	$2.56

(1)	For additional detail, see Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)	Calculated by applying the two-class method of allocating earnings to common stock and participating securities as required by ASC 260, Earnings Per Share.

(3)	Operating working capital is defined as inventory plus accounts receivable minus accounts payable.

(4)
In the fourth quarter of fiscal year 2015, the Company adopted Accounting Standards Update 2015-03 regarding simplifying the presentation of debt issuance costs. The update was applied retrospectively to all periods presented in accordance with the provisions of the update. Refer to Note 1 for additional information related to ASU 2015-03 and Note 5 in the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information related to the impact on the financials.

(5)
Return on average assets is calculated as: Net income / (Current year Total assets + Prior year Total assets) / 2; Borrowings as a percent of capitalization is calculated as: (Long-term borrowings + Short-term borrowings) / (Long-term borrowings + Short-term borrowings + Total shareholders’ equity); Return on average shareholders’ equity is calculated as Net Income / (Current year Total shareholders’ equity + Prior year Total shareholders’ equity) / 2

(6)
Set forth below are reconciliations of Adjusted operating income, Adjusted net income, Adjusted EPS, EBITDA and Adjusted EBITDA to the comparable measures of net income and operating income, as determined in accordance with U.S. GAAP. We have reconciled Adjusted operating income to Operating income; Adjusted net income to Net income; Adjusted EPS to EPS; consolidated EBITDA to net income; and segment EBITDA to segment operating income.

Management uses Adjusted operating income, Adjusted net income, and Adjusted EPS as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as gains on the sale of business and restructuring expenses. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency, and a more comprehensive understanding of the information used by management in its financial and operational decision making.
EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company which results in a higher level of amortization expense at recently acquired businesses, management uses EBITDA as an internal operating metric to provide management with another representation of performance of businesses across our three segments and for enterprise valuation purposes. EBITDA is also used to calculate certain financial covenants, as discussed in Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” In addition, EBITDA has been adjusted for items that are not reflective of ongoing operations, such as gains on the sale of business and restructuring expenses to arrive at Adjusted EBITDA. Management believes that Adjusted EBITDA is useful as a performance indicator on ongoing operations. We believe that Adjusted EBITDA is also useful to some investors as an indicator of the strength and performance of the Company and its segments’ ongoing business operations and a way to evaluate and compare operating performance and value companies within our industry. The definition of Adjusted EBITDA used here may differ from that used by other companies.
The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP, and the financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Reconciliations of Consolidated EBITDA

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net income	$282,807	$279,386	$255,215	$37,630	$193,857
+ Provision for income taxes	109,538	113,054	97,914	48,574	80,024
+ Interest expense	41,636	41,895	42,206	42,250	29,332
+ Depreciation and amortization	78,120	76,907	79,334	78,312	72,386
EBITDA	512,101	511,242	474,669	206,766	375,599
+ Restructuring expenses	11,239	13,672	—	32,473	12,314
+ Gain on sale of business	(18,070)	—	—	—	—
+ Asset impairments	—	—	—	198,519	—
Adjusted EBITDA	$505,270	$524,914	$474,669	$437,758	$387,913

Net sales	$2,020,668	$2,147,767	$2,024,130	$1,954,258	$1,838,451
EBITDA margin	25.3%	23.8%	23.5%	10.6%	20.4%
Adjusted EBITDA margin	25.0%	24.4%	23.5%	22.4%	21.1%

Reconciliations of Segment EBITDA

	For the Years Ended December 31,
	2015			2014			2013
	FMT	HST	FSDP	FMT	HST	FSDP	FMT	HST	FSDP
	(In thousands)
Operating income	$204,506	$157,948	$115,745	$216,886	$152,999	$130,494	$211,256	$136,707	$102,730
- Other (income) expense	(840)	(178)	(1,453)	(560)	(542)	(990)	1,789	(508)	(342)
+ Depreciation and amortization	27,662	42,827	6,051	26,453	42,478	6,583	27,633	43,496	6,852
EBITDA	233,008	200,953	123,249	243,899	196,019	138,067	237,100	180,711	109,924
+ Restructuring expenses	7,090	3,408	576	6,413	4,912	1,034	—	—	—
Adjusted EBITDA	$240,098	$204,361	$123,825	$250,312	$200,931	$139,101	$237,100	$180,711	$109,924

Net sales	$860,792	$738,996	$423,915	$899,588	$752,021	$502,749	$871,814	$714,650	$445,049
EBITDA margin	27.1%	27.2%	29.1%	27.1%	26.1%	27.5%	27.2%	25.3%	24.7%
Adjusted EBITDA margin	27.9%	27.7%	29.2%	27.8%	26.7%	27.7%	27.2%	25.3%	24.7%

Reconciliations of Consolidated Reported-to-Adjusted Operating Income and Margin

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Operating income	$431,738	$431,224	$395,513	$128,218	$304,656
+ Restructuring expenses	11,239	13,672	—	32,473	12,314
+ Gain on sale of business	(18,070)	—	—	—	—
+ Asset impairments	—	—	—	198,519	—
+ CVI fair value inventory charge	—	—	—	—	15,802
Adjusted operating income	$424,907	$444,896	$395,513	$359,210	$332,772

Net sales	$2,020,668	$2,147,767	$2,024,130	$1,954,258	$1,838,451

Operating margin	21.4%	20.1%	19.5%	6.6%	16.6%
Adjusted operating margin	21.0%	20.7%	19.5%	18.4%	18.1%

Reconciliations of Segment Reported-to-Adjusted Operating Income and Margin

	For the Years Ended December 31,
	2015			2014			2013
	FMT	HST	FSDP	FMT	HST	FSDP	FMT	HST	FSDP
	(In thousands)
Operating income	$204,506	$157,948	$115,745	$216,886	$152,999	$130,494	$211,256	$136,707	$102,730
+ Restructuring expenses	7,090	3,408	576	6,413	4,912	1,034	—	—	—
Adjusted operating income	$211,596	$161,356	$116,321	$223,299	$157,911	$131,528	$211,256	$136,707	$102,730

Net sales	$860,792	$738,996	$423,915	$899,588	$752,021	$502,749	$871,814	$714,650	$445,049

Operating margin	23.8%	21.4%	27.3%	24.1%	20.3%	26.0%	24.2%	19.1%	23.1%
Adjusted operating margin	24.6%	21.8%	27.4%	24.8%	21.0%	26.2%	24.2%	19.1%	23.1%

Reconciliations of Reported-to-Adjusted Net Income and EPS

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net income	$282,807	$279,386	$255,215	$37,630	$193,857
+ Restructuring expenses, net of tax	7,653	9,437	—	22,926	8,716
+ Gain on sale of business, net of tax	(13,231)	—	—	—	—
+ Asset impairments, net of tax	—	—	—	163,511	—
+ CVI fair value inventory charge, net of tax	—	—	—	—	11,185
Adjusted net income	$277,229	$288,823	$255,215	$224,067	$213,758

EPS	$3.62	$3.45	$3.09	$0.45	$2.32
+ Restructuring expenses, net of tax	0.10	0.12	—	0.27	0.10
+ Gain on sale of business, net of tax	(0.17)	—	—	—	—
+ Asset impairments, net of tax	—	—	—	1.96	—
+ CVI fair value inventory charge	—	—	—	—	0.14
Adjusted EPS	$3.55	$3.57	$3.09	$2.68	$2.56

Diluted weighted average shares	77,972	80,728	82,489	83,641	83,543

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2015 Overview and Outlook
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
The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within our three reportable segments, the Company maintains fifteen platforms, where we focus on organic growth and strategic acquisitions. Each of our fifteen platforms is also a reporting unit, where we annually test for goodwill impairment.
The Fluid & Metering Technologies segment contains the Energy (comprised of Corken, Faure Herman, Liquid Controls, SAMPI and Toptech), Valves (comprised of Alfa Valvole), Water (comprised of Pulsafeeder, Knight, ADS, IETG, and iPEK), Industrial (comprised of Richter, Viking, Aegis, Warren Rupp, and Trebor), and Agriculture (comprised of Banjo) platforms. The Health & Science Technologies segment contains the Scientific Fluidics (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, and CiDRA Precision Services), IDEX Optics & Photonics (comprised of CVI Melles Griot, Semrock, and AT Films), Sealing Solutions (comprised of PPE, FTL, and Novotema), Gast, Micropump, and Material Processing Technologies (comprised of Quadro, Fitzpatrick, Microfluidics, and Matcon) platforms. The Fire & Safety/Diversified Products segment is comprised of the Fire Suppression (comprised of Class 1, Hale, and Godiva), Rescue (comprised of Dinglee, Hurst Jaws of Life, Lukas, and Vetter), Band-It, and Dispensing platforms.
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, valves, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water & wastewater, agriculture and energy industries. The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, life sciences, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, and engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.
Our 2015 financial results are as follows:

•
Sales of $2.0 billion decreased (6)%; reflecting a 4% decrease in organic sales (excluding acquisitions and foreign currency translation),  a 4% decrease due to foreign currency, and a 2% increase due to acquisitions.

•	Operating income of $431.7 million remained flat and operating margin of 21.4% was up 130 basis points from the prior year.

•	Net income increased 1% to $282.8 million.

•	Diluted EPS of $3.62 increased $0.17 or 5% compared to 2014.
Our 2015 financial results, adjusted for $11.2 million of restructuring costs and an $18.1 million gain on the sale of a business, are as follows (these non-GAAP measures have been reconciled to U.S. GAAP measures in Item 6, “Selected Financial Data”):

•
Adjusted operating income of $424.9 million decreased 4% and adjusted operating margin of 21.0% was up 30 basis points from the prior year adjusted operating income of $444.9 million and adjusted operating margin of 20.7%.

•	Adjusted net income of $277.2 million is 4% lower than the prior year of $288.8 million.

•	Adjusted EPS of $3.55 was 1% lower than the prior year adjusted EPS of $3.57.

Overall, we believe the current contraction of global economies will continue to pressure our end markets, creating an unstable growth environment for 2016. Based on the Company’s current outlook, we anticipate organic growth to be flat in 2016 with full year EPS of $3.60 to $3.70.

Results of Operations
The following is a discussion and analysis of our results of operations for each of the three years in the period ended December 31, 2015. For purposes of this Item, reference is made to the Consolidated Statements of Operations in Part II, Item 8, “Financial Statements and Supplementary Data.” Segment operating income excludes unallocated corporate operating expenses. Management’s primary measurements of segment performance are sales, operating income, and operating margin.
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
Performance in 2015 Compared with 2014

(In thousands)	2015	2014	Change
Net sales	$2,020,668	$2,147,767	(6)%
Operating income	431,738	431,224	—%
Operating margin	21.4%	20.1%	130	bps
Sales in 2015 were $2.0 billion, a (6)% decrease from the comparable period last year. This decrease reflects a 4% decrease in organic sales, a 4% decrease from foreign currency translation and a 2% increase from acquisitions (CiDRA Precision Services — July 2015; Alfa Valvole — June 2015; Novotema — May 2015 and Aegis — April 2014). Sales to customers outside the U.S. represented approximately 50% of total sales in both 2015 and 2014.
In 2015, Fluid & Metering Technologies contributed 43% of sales and 43% of operating income; Health & Science Technologies contributed 36% of sales and 33% of operating income; and Fire & Safety/Diversified Products contributed 21% of sales and 24% of operating income.
Gross profit of $904.3 million in 2015 decreased $45.0 million, or 5%, from 2014, while gross margins increased 60 basis points to 44.8% in 2015 from 44.2% in 2014. The margin increase is mainly attributable to benefits from productivity initiatives, partially offset by decreased sales volume.
SG&A expenses decreased to $479.4 million in 2015 from $504.4 million in 2014. The $25.0 million decrease is mainly attributable to a reduction in volume-related expenses of $35.1 million, partially offset by approximately $10.1 million of incremental costs from new acquisitions. As a percentage of sales, SG&A expenses were 23.7% for 2015 and 23.5% for 2014.
During 2015, the Company recorded pre-tax restructuring expenses totaling $11.2 million compared to $13.7 million recorded in 2014. The restructuring expenses for both years were mainly attributable to employee severance related to head count reductions across all three segments and corporate.
Operating income of $431.7 million in 2015 increased slightly from the $431.2 million recorded in 2014, primarily reflecting improved productivity offset by decreased volumes. Operating margin of 21.4% in 2015 was up 130 basis points from 20.1% in 2014 primarily due to the gain on the sale of the Ismatec product line and productivity improvements.
Other (income) expense decreased $0.9 million from other income of $3.1 million in 2014 to $2.2 million of income in 2015 mainly due to mark-to-market gains in available for sale securities in 2014 compared to losses in 2015.

Interest expense decreased slightly to $41.6 million in 2015 from $41.9 million in 2014. The decrease was primarily due to the maturation of the 2.58% Senior Euro Notes, partially offset by a higher balance on the Revolving Facility.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $109.5 million in 2015 compared to $113.1 million in 2014. The effective tax rate decreased to 27.9% in 2015 compared to 28.8% in 2014, due to the revaluation of the Italian deferred tax liability related to the reduction in the Italian statutory tax rate, the disposition of the Ismatec product line and the mix of global pre-tax income among jurisdictions.
Net income for the year of $282.8 million increased from the $279.4 million earned in 2014. Diluted earnings per share in 2015 of $3.62 increased $0.17 from $3.45 in 2014 as a result of the gain on the sale of the Ismatec product line and lower share count resulting from share repurchases, partially offset by lower sales volume.
Fluid & Metering Technologies Segment

(In thousands)	2015	2014	Change
Net sales	$860,792	$899,588	(4)%
Operating income	204,506	216,886	(6)%
Operating margin	23.8%	24.1%	(30)	bps
Sales of $860.8 million decreased $38.8 million, or 4%, in 2015 compared with 2014. This decrease reflected a 2% decline in organic growth, a 2% increase from acquisitions (Alfa Valvole — June 2015 and Aegis — April 2014) and 4% of unfavorable foreign currency translation. In 2015, sales decreased approximately 3% domestically and 5% internationally. Sales to customers outside the U.S. were approximately 44% of total segment sales in 2015, compared with 45% in 2014.
Sales within our Energy platform decreased compared to 2014 primarily due to the fall in oil prices and the related delay in large capital projects in Europe and the Middle East. Sales within our Industrial platform similarly decreased compared to 2014 due to the fall in oil & gas prices, but also due to the weakening of the North American industrial distribution market. This decrease was partially offset by an increase in European chemical project activity. Sales within our Agriculture platform decreased as OEM and after-market distribution sales fell significantly due to depressed commodity prices and lower farm incomes. The slight sales decrease in the Water platform was driven by weakness in North American industrial markets, offset by growth in the global municipal markets and share gains from new products. Sales in the Valves platform, which was created in the third quarter of 2015, increased as a result of the Alfa acquisition.
Operating income and operating margin of $204.5 million and 23.8%; respectively, were lower than the $216.9 million and 24.1%; respectively, recorded in 2014, primarily due to the lower sales volume.
Health & Science Technologies Segment

(In thousands)	2015	2014	Change
Net sales	$738,996	$752,021	(2)%
Operating income	157,948	152,999	3%
Operating margin	21.4%	20.3%	110	bps
Sales of $739.0 million decreased $13.0 million, or 2%, in 2015 compared with 2014. This decrease reflected a 1% decline in organic sales, a 2% increase from acquisitions (CiDRA Precision Services — July 2015 and Novotema — May 2015) and 3% unfavorable foreign currency translation. In 2015, sales decreased 3% domestically and 1% internationally. Sales to customers outside the U.S. were approximately 55% of total segment sales in 2015 compared with 54% in 2014.
Sales within our Scientific Fluidics platform increased as demand from the core biotech, in-vitro diagnostic and analytical instrumentation markets grew and remained consistently strong through the year. Sales within our Material Processing Technologies platform decreased compared to 2014 due to softer orders in the first half of the year, as general spending on large capital projects declined. Sales within our Sealing Solutions platform increased compared to 2014 due to the acquisition of Novotema and strong growth in the semiconductor markets, partially offset by declines in the oil & gas market. Sales within the IDEX Optics and Photonics platform decreased compared to 2014, primarily from slow demand in the industrial and laser optical end markets. Sales in our Gast platform decreased compared to 2014 due to softness in North American industrial distribution markets. Sales in our Micropump platform decreased compared to 2014 due to softness in Asian printing markets, and declines in the North American industrial distribution market.
Operating income and operating margin of $157.9 million and 21.4%, respectively, in 2015 were up from $153.0 million and 20.3%, respectively, recorded in 2014, primarily due to productivity initiatives, partially offset by lower volume.
Fire & Safety/Diversified Products Segment

(In thousands)	2015	2014	Change
Net sales	$423,915	$502,749	(16)%
Operating income	115,745	130,494	(11)%
Operating margin	27.3%	26.0%	130	bps
Sales of $423.9 million decreased $78.8 million, or 16%, in 2015 compared with 2014. This decrease reflected a 10% decline in organic growth and 6% unfavorable foreign currency translation. In 2015, sales decreased 12% domestically and 19% internationally. Sales to customers outside the U.S. were approximately 52% of total segment sales in 2015, compared with 54% in 2014.
Sales within our Dispensing platform decreased due to the benefit of large projects in the first half of the prior year and softness in Asian markets. The sales decrease in our Band-It platform was driven by the decline of upstream oil & gas sales, due to depressed prices, slightly offset by continued strength in the North American transportation markets. Sales within our Fire Suppression platform decreased due to prior year trailer sales for North American power production facilities, and lack of project orders in China and North America. Sales within our Rescue platform decreased, due to continued decision delays on municipal projects in Europe and Asia.
Operating income of $115.7 million was lower than the $130.5 million recorded in 2014, while operating margin of 27.3% was higher than the 26.0% recorded in 2014, primarily due to favorable mix within the Dispensing platform along with productivity improvements across the entire segment, partially offset by lower volume.
Performance in 2014 Compared with 2013

(In thousands)	2014	2013	Change
Net sales	$2,147,767	$2,024,130	6%
Operating income	431,224	395,513	9%
Operating margin	20.1%	19.5%	60	bps
Sales in 2014 were $2.1 billion, a 6% increase from the comparable period the previous year. This increase reflects a 5% increase in organic sales and 1% from acquisitions (Aegis — April 2014 and FTL — March 2013). Organic sales to customers outside the U.S. represented approximately 50% of total sales in 2014 compared with 51% in 2013.
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
Sales within our Energy platform increased modestly compared to 2013, due to the strength of the LPG and refined fuel markets. Sales have grown in the North American and Asian markets, while Europe and the Middle East sales have declined, due to the fall in oil prices and large project delays. Sales within our Industrial platform increased compared to 2013 on continued strength of the North American industrial distribution and chemical markets. This increase was partially offset by a decline in Industrial chemical sales in Europe due to a lack of project activity. Sales within our Agriculture platform increased slightly driven by strong aftermarket demand in North America, which was offset by weak OEM demand due to falling farm income. The sales increase in our Water platform was driven by share gains from new products and increased global project activity.
Operating income of $216.9 million was higher than the $211.3 million recorded in 2013, while operating margin of 24.1% was lower than the 24.2% recorded in 2013, primarily due to $6.4 million of restructuring charges recorded in 2014, partially offset by volume leverage and productivity initiatives.
Health & Science Technologies Segment

(In thousands)	2014	2013	Change
Net sales	$752,021	$714,650	5%
Operating income (loss)	152,999	136,707	12%
Operating margin	20.3%	19.1%	120	bps
Sales of $752.0 million increased $37.4 million, or 5%, in 2014 compared with 2013. This increase reflected 4% growth in organic sales and 1% favorable foreign currency translation. In 2014, organic sales increased 7% domestically and 1% internationally. Organic sales to customers outside the U.S. were approximately 54% of total segment sales in 2014 compared with 53% in 2013.

Sales within our MPT platform increased compared to 2013 due to large projects in the Asian food and pharmaceutical markets. Sales within our Scientific Fluidics platform increased after pausing in the middle part of 2014 as customers right-sized their inventory. In the latter part of 2014 we saw increased demand from the core biotech, in-vitro diagnostic and analytical instrumentation markets. Sales within our Sealing Solutions platform increased compared to 2013 due to strong growth in the semiconductor and marine diesel markets, partially offset by softness in oil & gas towards year end due to declining oil prices. Sales within our IOP platform were flat when compared to 2013, primarily from continued slow demand in the industrial and life sciences markets. Sales in our Gast platform increased compared to 2013 due to strong growth in the North American distribution markets. Sales in our Micropump platform increased compared to 2013 due to the success of new product introductions.
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
Sales within our Dispensing platform increased due to the fulfillment of a large order in the first quarter of 2014 and the strength of Asian and Western European markets. The sales increase within our Band-It platform was driven by continued strength in the transportation, cable management and industrial industries, offset by declines in oil & gas application markets to close out the year. Sales within our Fire Suppression platform increased as a result of orders for fire suppression trailers at power production facilities and stable project orders in China and North America. Sales within our Rescue platform decreased slightly, due to delayed decision making for municipal projects in Europe and Asia.
Operating income and operating margin of $130.5 million and 26.0%, respectively, were higher than the $102.7 million and 23.1% recorded in 2013, primarily due to volume leverage, partially offset by $1.0 million of restructuring charges recorded in 2014.

Liquidity and Capital Resources
Operating Activities
Cash flows from operating activities decreased $7.6 million, or 2.1%, to $360.3 million in 2015, primarily due to lower earnings (excluding the gain on sale of business), partially offset by improved working capital performance. At December 31, 2015, working capital was $553.1 million and the Company’s current ratio was 2.79 to 1. At December 31, 2015, the Company’s cash and cash equivalents totaled $328.0 million, of which $298.8 million was held outside of the United States.
Investing Activities
Cash flow used in investing activities increased $138.2 million to $210.5 million in 2015, primarily as a result of cash paid for acquisitions, partially offset by proceeds from the sale of a business.
Cash flows from operations were more than adequate to fund capital expenditures of $43.8 million and $48.0 million in 2015 and 2014, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, although a portion was for business system technology, replacement of equipment, and construction of new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.
The Company acquired Novotema in May 2015 for cash consideration of $61.1 million (€56 million); Alfa in June 2015 for cash consideration of $112.6 million (€99.8 million); and CPS in July 2015 for cash consideration of $19.5 million and non-cash contingent consideration valued at $4.7 million. The entire purchase price for all of the 2015 acquisitions were funded with cash on hand. The Company acquired Aegis in April 2014 for cash consideration of $25.4 million and the entire purchase price was funded with borrowings under the Company’s bank credit facility.

Financing Activities
Cash flow used in financing activities increased $111.5 million, or 60.6% to $295.5 million in 2015, primarily as a result of the Company paying off the $88.4 million balance on the 2.58% Senior Euro Notes and increased payments, net of borrowings, of $23 million on the Company’s revolving credit facility.
The Company maintains a revolving credit facility (the “Revolving Facility”), which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 23, 2020. At December 31, 2015, $195.0 million was outstanding under the Revolving Facility, with $7.2 million of outstanding letters of credit resulting in net available borrowing capacity under the Revolving Facility at December 31, 2015, was approximately $497.8 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. This applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at December 31, 2015, the applicable margin was 1.10% resulting in an interest rate of 1.51% at December 31, 2015. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $350.0 million. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 15 basis points and is payable quarterly.
As of December 31, 2014 the Company included the outstanding balance of the 2.58% Senior Euro Notes, $98.5 million, within Current liabilities on the Consolidated Balance Sheet as the maturity date was within twelve months. On June 9, 2015, the Company paid the balance of the 2.58% Senior Euro Notes, upon its maturity, using cash on hand.
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
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility, which requires a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At December 31, 2015, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 12.73 to 1 and the leverage ratio was 1.63 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

On December 1, 2015 the Company’s Board of Directors approved an increase of $300.0 million in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During 2015, the Company purchased a total of 2.8 million shares at a cost of $210.5 million, of which $2.3 million was settled in January 2016, compared to 3.0 million shares purchased at a cost of $222.5 million in 2014. As of December 31, 2015, there was $635 million of repurchase authorization remaining.

The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements, authorized share repurchases and annual dividend payments to holders of the Company’s common stock for the next twelve months. Additionally, in the event that suitable businesses are available for acquisition on acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of December 31, 2015, $195.0 million was outstanding under the Revolving Facility, with $7.2 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at December 31, 2015 of approximately $497.8 million.

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
The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2015, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional detail regarding these obligations is provided in the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Payments Due by Period	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Borrowings (1)	$1,018,228	$32,782	$64,504	$556,855	$364,087
Operating lease obligations	54,406	16,253	21,679	9,574	6,900
Capital lease obligations (2)	1,960	601	1,350	9	—
Purchase obligations (3)	99,299	96,878	1,570	851	—
Pension and post-retirement obligations	108,276	14,170	20,636	20,876	52,594
Total contractual obligations (4)	$1,282,169	$160,684	$109,739	$588,165	$423,581

(1)	Includes interest payments based on contractual terms and current interest rates for variable debt.

(2)	Consists primarily of tangible personal property leases.

(3)	Consists primarily of inventory commitments.

(4)	Comprises liabilities recorded on the balance sheet of $918.2 million, and obligations not recorded on the balance sheet of $364.0 million.

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
Revenue recognition — The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. For product sales, delivery does not occur until the products have been shipped and risk of loss has been transferred to the customer. Revenue from services is recognized when the services are provided or ratably over the contract term. Some arrangements with customers may include multiple deliverables, including the combination of products and services. In such cases, the Company has identified these as separate elements in accordance with Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition-Multiple-Element Arrangements-Recognition, and recognizes revenue consistent with the policy for each separate element based on the relative selling price method. Revenues from some long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.
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
The Company’s business acquisitions result in recording goodwill and other intangible assets, which affect the amount of amortization expense and possible impairment expense that the Company will incur in future periods. The Company follows the guidance prescribed in ASC 350, Goodwill and Other Intangible Assets, to test goodwill and intangible assets for impairment. Annually, on October 31, or more frequently if triggering events occur, the Company compares the fair value of their reporting units to the carrying value of each reporting unit to determine if a goodwill impairment exists.
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
The key assumptions are updated every year for each reporting unit for the income and market methodology used to determine fair value. Various assumptions are utilized including forecasted operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, market data and market multiples. The assumptions that have the most significant effect on the fair value calculation are the weighted average cost of capital, the market multiples, forecasted EBITDA, and terminal growth rates. The 2015 and 2014 ranges for these three assumptions utilized by the Company are as follows:

Assumptions	2015 Range	2014 Range
Weighted average cost of capital	9.5% to 13.0%	10.0% to 14.0%
Market multiples	7.5x to 14.0x	7.5x to 12.5x
Terminal growth rates	3.0% to 3.5%	3.0% to 3.5%
In assessing the fair value of the reporting units, the Company considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is determined by the respective trailing twelve month EBITDA and forward looking 2016 EBITDA (50% each), based on multiples of comparable public companies. The market approach is dependent on a number of significant management assumptions including forecasted EBITDA and selected market multiples. Under the income approach, the fair value of the reporting unit is determined based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, net working capital requirements, long term growth rate and discount rates. Weighting was equally attributed to both the market and income approaches (50% each) in arriving at the fair value of the reporting units.
In 2015 and 2014, there were no triggering events or changes in circumstances that would have required a review other than as of our annual test date. Based on the results of our measurement as of October 31, 2015, all reporting units had a fair value that was greater than 70% in excess of carrying value, except for our IOP and Valves reporting unit. Our IOP reporting unit had a fair value that was approximately 20% in excess of carrying value and our Valves reporting unit had a fair value near its carrying value as a result of the formation of this reporting unit in conjunction with our Alfa acquisition in June 2015.

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
In 2015 and 2014, there were no triggering events or changes in circumstances that would have required a review other than as of our annual test date. Based on the results of our measurement as of October 31, 2015, the fair value of the Banjo trade name was greater than 20% in excess of carrying value.
A long-lived asset impairment exists when the carrying amount of the asset exceeds its fair value. Assessments of possible impairments of long-lived assets are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair value of the related assets. In 2015 and 2014, the Company concluded that certain long lived assets had a fair value that was less than the carrying value of the assets, resulting in $0.8 million and $2.5 million, respectively, of impairment charges.
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
The Society of Actuaries recently released revised mortality tables, which update life expectancy assumptions. In consideration of these tables, we modified the mortality assumptions used in determining our pension and post-retirement benefit obligations as of December 31, 2015, which will have a related impact on our annual benefit expense in future years. The new mortality tables may result in additional funding requirements dependent upon the funded status of our plans. These expectations presume all other assumptions remain constant and there are no changes to applicable funding regulations.
Changes in the discount rate assumptions will impact the (gain) loss amortization and interest cost components of the projected benefit obligation (“PBO”), which in turn, may impact the Company’s funding decisions if the PBO exceeds plan assets. Each 100 basis point increase in the discount rate will cause a corresponding decrease in the PBO of approximately $22 million based upon the December 31, 2015 data. Each 100 basis point decrease in the discount rate will cause a corresponding increase in the PBO of approximately $26 million based upon the December 31, 2015 data.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 which introduces a new five-step revenue recognition model. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

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
Foreign Currency Exchange Rates
The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar, Indian Rupee and Chinese Renminbi. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction (gains) losses for the period ending December 31, 2015, 2014 and 2013 were $(0.1) million, $0.9 million, and $2.2 million, respectively, and are reported within Other (income) expense-net on the Consolidated Statements of Operations.
Interest Rate Fluctuations
The Company’s interest rate exposure is primarily related to its $847.4 million of total debt outstanding at December 31, 2015. Approximately 23% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $1.0 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

Item 8.         Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of IDEX Corporation
We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Novotema SpA (Novotema), which was acquired on May 29, 2015, Alfa Valvole S.r.l. (Alfa) which was acquired on June 10, 2015, and CiDRA Precision Services (CiDRA), which was acquired on July 1, 2015. These exclusions constitute 14.1% and 8.5% of net and total assets, respectively, 1.8% of net sales, and 1.0% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Novotema, Alfa, or CiDRA. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and our report dated February 19, 2016, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.”

Deloitte & Touche LLP
Chicago, Illinois
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of IDEX Corporation
We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of IDEX Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for deferred income taxes in 2015 due to the adoption of Accounting Standards Update 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.”
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

Deloitte & Touche LLP
Chicago, Illinois
February 19, 2016

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and as defined in Exchange Act Rule 13a-15(f).
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.
Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company’s internal control over financial reporting. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
The Company completed the acquisitions of Novotema SpA in May 2015, Alfa Valvole S.r.l. in June 2015 and CiDRA Precision Services in July 2015. Due to the timing of the acquisitions, management has excluded these acquisitions from our evaluation of effectiveness of internal controls over financial reporting. This exclusion represented 1.8% of net sales and 1.0% of net income as well as 14.1% of net assets and 8.5% of total assets for the year ended December 31, 2015. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

IDEX CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
	(In thousands except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$328,018	$509,137
Receivables — net	260,000	256,040
Inventories	239,124	237,631
Other current assets	35,542	72,983
Total current assets	862,684	1,075,791
Property, plant and equipment — net	240,945	219,543
Goodwill	1,396,529	1,321,277
Intangible assets — net	287,837	271,164
Other noncurrent assets	17,448	15,688
Total assets	$2,805,443	$2,903,463
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$128,911	$127,462
Accrued expenses	153,672	163,409
Short-term borrowings	1,087	98,946
Dividends payable	25,927	22,151
Total current liabilities	309,597	411,968
Long-term borrowings	839,707	760,399
Deferred income taxes	110,483	130,368
Other noncurrent liabilities	102,365	114,277
Total liabilities	1,362,152	1,417,012
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: none	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value; Issued: 90,151,131 shares at December 31, 2015 and 89,761,305 shares at December 31, 2014	902	898
Additional paid-in capital	679,623	647,553
Retained earnings	1,666,680	1,483,821
Treasury stock at cost: 13,616,592 shares at December 31, 2015 and 10,995,361 shares at December 31, 2014	(757,416)	(553,543)
Accumulated other comprehensive loss	(146,498)	(92,278)
Total shareholders’ equity	1,443,291	1,486,451
Total liabilities and shareholders’ equity	$2,805,443	$2,903,463

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands except per share amounts)
Net sales	$2,020,668	$2,147,767	$2,024,130
Cost of sales	1,116,353	1,198,452	1,150,766
Gross profit	904,315	949,315	873,364
Selling, general and administrative expenses	479,408	504,419	477,851
Gain on sale of business	(18,070)	—	—
Restructuring expenses	11,239	13,672	—
Operating income	431,738	431,224	395,513
Other (income) expense — net	(2,243)	(3,111)	178
Interest expense	41,636	41,895	42,206
Income before income taxes	392,345	392,440	353,129
Provision for income taxes	109,538	113,054	97,914
Net income	$282,807	$279,386	$255,215
Earnings per common share:
Basic earnings per common share	$3.65	$3.48	$3.11
Diluted earnings per common share	$3.62	$3.45	$3.09
Share data:
Basic weighted average common shares outstanding	77,126	79,715	81,517
Diluted weighted average common shares outstanding	77,972	80,728	82,489

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$282,807	$279,386	$255,215
Other comprehensive income (loss)
Reclassification adjustments for derivatives, net of tax	4,531	4,510	4,738
Pension and other postretirement adjustments, net of tax	9,415	(16,459)	21,788
Foreign currency translation adjustments
Cumulative translation adjustment	(63,441)	(77,024)	13,572
Reclassification of foreign currency translation to earnings upon sale of business	(4,725)	—	—
Other comprehensive income (loss)	(54,220)	(88,973)	40,098
Comprehensive income	$228,587	$190,413	$295,313

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Treasury Stock	Total Shareholders’ Equity
			Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Gain (Loss) on Derivatives
	(In thousands except share and per share amounts)
Balance, December 31, 2012	$551,559	$1,113,541	$38,639	$(45,645)	$(36,397)	$(156,699)	$1,464,998
Net income	—	255,215	—	—	—	—	255,215
Cumulative translation adjustment	—	—	13,572	—	—	—	13,572
Net change in retirement obligations (net of tax of $13,085)	—	—	—	21,788	—	—	21,788
Net change on derivatives designated as cash flow hedges (net of tax of $2,692)	—	—	—	—	4,738	—	4,738
Issuance of 1,471,568 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans (net of tax of $4,514)	43,749	—	—	—	—	—	43,749
Repurchase of 2,916,280 shares of common stock	—					(167,503)	(167,503)
Share-based compensation	13,350	—	—	—	—	—	13,350
Unvested shares surrendered for tax withholding	—	—	—	—	—	(1,902)	(1,902)
Cash dividends declared — $.89 per common share outstanding	—	(75,016)	—	—	—	—	(75,016)
Balance, December 31, 2013	$608,658	$1,293,740	$52,211	$(23,857)	$(31,659)	$(326,104)	$1,572,989
Net income	—	279,386	—	—	—	—	279,386
Cumulative translation adjustment	—	—	(77,024)	—	—	—	(77,024)
Net change in retirement obligations (net of tax benefit of $6,852)	—	—	—	(16,459)	—	—	(16,459)
Net change on derivatives designated as cash flow hedges (net of tax of $2,713)	—	—	—	—	4,510	—	4,510
Issuance of 571,751 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans (net of tax of $3,425)	23,195	—	—	—	—	—	23,195
Repurchase of 2,970,461 shares of common stock	—	—	—	—	—	(222,487)	(222,487)
Share-based compensation	16,598	—	—	—	—	—	16,598
Unvested shares surrendered for tax withholding	—	—	—	—	—	(4,952)	(4,952)
Cash dividends declared — $1.12 per common share outstanding	—	(89,305)	—	—	—	—	(89,305)
Balance, December 31, 2014	$648,451	$1,483,821	$(24,813)	$(40,316)	$(27,149)	$(553,543)	$1,486,451
Net income	—	282,807	—	—	—	—	282,807
Cumulative translation adjustment	—	—	(68,166)	—	—	—	(68,166)
Net change in retirement obligations (net of tax of $3,842)	—	—	—	9,415	—	—	9,415
Net change on derivatives designated as cash flow hedges (net of tax of $2,499)	—	—	—	—	4,531	—	4,531
Issuance of 685,501 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans (net of tax of $3,794)	14,545	—	—	—	—	9,937	24,482
Repurchase of 2,811,002 shares of common stock	—	—	—	—	—	(210,551)	(210,551)
Share-based compensation	17,529	—	—	—	—	—	17,529
Unvested shares surrendered for tax withholding	—	—	—	—	—	(3,259)	(3,259)
Cash dividends declared — $1.28 per common share outstanding	—	(99,948)	—	—	—	—	(99,948)
Balance, December 31, 2015	$680,525	$1,666,680	$(92,979)	$(30,901)	$(22,618)	$(757,416)	$1,443,291
See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities
Net income	$282,807	$279,386	$255,215
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	(114)	(351)	(96)
Gain on sale of business	(18,070)	—	—
Asset impairments	795	2,473	2,747
Depreciation and amortization	35,694	33,720	35,007
Amortization of intangible assets	42,426	43,187	44,327
Amortization of debt issuance expenses	1,612	1,723	1,703
Share-based compensation expense	20,048	20,717	16,993
Deferred income taxes	(339)	(8,593)	(3,156)
Excess tax benefit from share-based compensation	(5,265)	(6,275)	(8,560)
Non-cash interest expense associated with forward starting swaps	7,030	7,223	7,430
Changes in (net of the effect from acquisitions and divestitures):
Receivables	8,832	(11,110)	6,195
Inventories	4,557	(7,821)	9,088
Other current assets	(2,728)	(5,201)	6,562
Trade accounts payable	(2,828)	(2,466)	15,460
Accrued expenses	(16,672)	23,760	11,790
Other — net	2,536	(2,411)	817
Net cash flows provided by operating activities	360,321	367,961	401,522
Cash flows from investing activities
Purchases of property, plant and equipment	(43,776)	(47,997)	(31,536)
Acquisition of businesses, net of cash acquired	(195,013)	(25,443)	(36,849)
Proceeds from fixed asset disposals	894	1,460	567
Proceeds from sale of business	27,677	—	—
Other — net	(273)	(280)	(344)
Net cash flows used in investing activities	(210,491)	(72,260)	(68,162)
Cash flows from financing activities
Borrowings under revolving credit facilities	414,032	165,014	73,101
Payment of 2.58% Senior Euro Notes	(88,420)	—	—
Payments under revolving credit facilities	(333,630)	(61,951)	(89,478)
Debt issuance costs	(1,739)	—	—
Dividends paid	(96,172)	(85,726)	(72,905)
Proceeds from stock option exercises	19,217	17,161	35,306
Excess tax benefit from share-based compensation	5,265	6,275	8,560
Purchase of common stock	(210,822)	(219,893)	(167,503)
Unvested shares surrendered for tax withholding	(3,259)	(4,952)	(1,902)
Other	—	—	(4,224)
Net cash flows used in financing activities	(295,528)	(184,072)	(219,045)
Effect of exchange rate changes on cash and cash equivalents	(35,421)	(42,121)	6,450
Net increase (decrease) in cash	(181,119)	69,508	120,765
Cash and cash equivalents at beginning of year	509,137	439,629	318,864
Cash and cash equivalents at end of period	$328,018	$509,137	$439,629
Supplemental cash flow information
Cash paid for:
Interest	$33,502	$32,565	$33,432
Income taxes	112,613	122,295	73,657
Significant non-cash activities:
Contingent consideration for acquisition	4,705	—	—

See Notes to Consolidated Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies
Business
IDEX is an applied solutions company specializing in fluid and metering technologies, health and science technologies, and fire, safety and other diversified products built to its customers’ specifications. IDEX’s products are sold in niche markets to a wide range of industries throughout the world. The Company’s products include industrial pumps, compressors, flow meters, injectors and valves, and related controls for use in a wide variety of process applications; precision fluidics solutions, including pumps, valves, degassing equipment, corrective tubing, fittings, and complex manifolds, optical filters and specialty medical equipment and devices used in life science applications; precision-engineered equipment for dispensing, metering and mixing paints; and engineered products for industrial and commercial markets, including fire and rescue, transportation equipment, oil & gas, electronics, and communications. These activities are grouped into three reportable segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products.
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
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sales price is reasonably assured. For product sales, delivery does not occur until the products have been shipped and risk of loss has been transferred to the customer. Revenue from services is recognized when the services are provided or ratably over the contract term. Some arrangements with customers may include multiple deliverables, including the combination of products and services. In such cases the Company has identified these as separate elements in accordance with Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition-Multiple-Element Arrangements, and recognizes revenue consistent with the policy for each separate element based on the relative selling price method. Revenues from certain long-term contracts are recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

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
Advertising Costs
Advertising costs of $16.1 million, $14.5 million and $14.6 million for 2015, 2014 and 2013, respectively, are expensed as incurred within Selling, general and administrative expenses.

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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the projected undiscounted future cash flows generated by their use. Impaired assets are recorded at their estimated fair value based on a discounted cash flow analysis. A long-lived asset impairment exists when the carrying amount of the asset exceeds its fair value. Assessments of possible impairments of long-lived assets are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair value of the related assets. In 2015, 2014 and 2013, the Company concluded that certain long lived assets had a fair value that was less than the carrying value of the assets, resulting in $0.8 million, $2.5 million and $2.7 million, respectively, of long-lived asset impairment charges.
Goodwill and Indefinite-Lived Intangible Assets
In accordance with ASC 350, Goodwill and Other Intangible Assets, the Company reviews the carrying value of goodwill and indefinite-lived intangible assets annually on October 31, or upon the occurrence of events or changes in circumstances that indicate that the carrying value of the goodwill or intangible assets may not be recoverable. The Company evaluates the recoverability of these assets based on the estimated fair value of each of the fifteen reporting units and the indefinite-lived intangible asset. See Note 4 for a further discussion on goodwill and intangible assets.
Borrowing Expenses
Expenses incurred in securing and issuing debt are capitalized and included as a reduction of Long-term borrowings. These amounts are amortized over the life of the related borrowing and the related amortization is included in Interest expense in the Consolidated Statements of Operations. See Recently Adopted Accounting Standards within this footnote for further discussion.
Earnings per Common Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the year. Common stock equivalents consist of stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method, restricted stock, performance share units, and shares issuable in connection with certain deferred compensation agreements (“DCUs”).
ASC 260, Earnings per Share, concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding shares of restricted stock are participating securities. Accordingly, earnings per common share were computed using the two-class method prescribed by ASC 260. Net income attributable to common shareholders was reduced by $0.8 million, $1.3 million and $1.2 million in 2015, 2014 and 2013, respectively.

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	2015	2014	2013
	(In thousands)
Basic weighted average common shares outstanding	77,126	79,715	81,517
Dilutive effect of stock options, restricted stock, performance share units and DCUs	846	1,013	972
Diluted weighted average common shares outstanding	77,972	80,728	82,489
Options to purchase approximately 0.9 million, 0.5 million and zero shares of common stock in 2015, 2014 and 2013, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.
Share-Based Compensation
The Company accounts for share-based payments in accordance with ASC 718, Compensation-Stock Compensation. Accordingly, the Company expenses the fair value of awards made under its share-based compensation plans. That cost is recognized in the consolidated financial statements over the requisite service period of the grants. See Note 13 for further discussion on share-based compensation.
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
Research and Development Expenditures
Costs associated with research and development are expensed in the period incurred and are included in Cost of sales within the Consolidated Statements of Operations. Research and development expenses, which include costs associated with developing new products and major improvements to existing products, were $33.6 million, $36.8 million and $33.0 million in 2015, 2014 and 2013, respectively.
Foreign Currency
The functional currency of substantially all operations outside the United States is the respective local currency. Accordingly, those foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from changes in exchange rates from year to year have been reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The foreign currency transaction losses (gains) for the period ending December 31, 2015, 2014 and 2013 were $(0.1) million, $0.9 million, and $2.2 million, respectively, and are reported within Other (income) expense-net on the Consolidated Statements of Operations.

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
Concentration of Credit Risk
The Company is not dependent on a single customer as its largest customer accounted for less than 2% of net sales for all years presented.
Recently Adopted Accounting Standards
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. This standard is effective for fiscal years beginning after December 15, 2016. The Company elected to prospectively adopt the accounting standard in the beginning of the fourth quarter of fiscal year 2015. Prior periods in our Consolidated Financial Statements were not adjusted.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This standard is effective for fiscal years beginning after December 15, 2015. The Company elected to adopt this guidance early, effective in the fourth quarter of fiscal year 2015. The impact of the early adoption did not impact the consolidated financial position, results of operations or cash flows of the Company.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This standard is effective for fiscal years beginning after December 15, 2015. The Company elected to early adopt this guidance effective in the fourth quarter of fiscal year 2015. The retroactive impact of the early adoption resulted in a decrease to Other noncurrent assets and Long-term debt of $4.6 million on the Consolidated Balance Sheet as of December 31, 2014.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations with a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about disposal transactions that do not meet the discontinued operations criteria. The Company adopted the standard effective January 1, 2015 and the adoption did not impact the consolidated financial position, results of operations or cash flows of the Company. The Company concluded that the divestiture of the Ismatec product line did not quality for reporting as discontinued operations; however, the Company did include required disclosures in Note 2.
 New Accounting Pronouncements
 In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which introduces a new five-step revenue recognition model. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

2.    Acquisitions and Divestitures
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
2015 Acquisitions
On May 29, 2015, the Company acquired the stock of Novotema, SpA (“Novotema”), a leader in the design, manufacture and sale of specialty sealing solutions for use in the building products, gas control, transportation, industrial and water markets. The business was acquired to complement and create synergies with our existing Sealing Solutions platform. Located in Villongo, Italy, Novotema has annual revenues of approximately $33 million and operates within our Health & Science Technologies segment. Novotema was acquired for cash consideration of $61.1 million (€56 million). The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $33.9 million and $20.0 million, respectively. The $33.9 million of goodwill is not deductible for tax purposes.
On June 10, 2015, the Company acquired the stock of Alfa Valvole, S.r.l (“Alfa”), a leader in the design, manufacture and sale of specialty valve products for use in the chemical, petro-chemical, energy and sanitary markets. The business was acquired to expand our valve capabilities. Located in Casorezzo, Italy, Alfa has annual revenues of approximately $33 million and operates within our Fluid & Metering Technologies segment. Alfa was acquired for cash consideration of $112.6 million (€99.8 million). The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $71.2 million and $32.1 million, respectively. The $71.2 million of goodwill is not deductible for tax purposes.
On July 1, 2015, the Company acquired the membership interests of CiDRA Precision Services, LLC (“CPS”), a leader in the design, manufacture and sale of microfluidic components serving the life science, health and industrial markets. The business was acquired to provide a critical building block to our emerging microfluidic and nanofludics capabilities. Located in Wallingford, Connecticut, CPS has annual revenues of approximately $9 million and operates within our Health & Sciences Technologies segment. CPS was acquired for an aggregate purchase price of $24.2 million, consisting of $19.5 million in cash and contingent consideration valued at $4.7 million as of the opening balance sheet date. The contingent consideration is based on the achievement of EBITDA targets during the 12-month period following the close. Based on potential outcomes, the undiscounted amount of all the future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $5.5 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $9.6 million and $12.3 million, respectively. The $9.6 million of goodwill is deductible for tax purposes.
On December 1, 2015, the Company acquired the assets of a complementary product line within our Fluid & Metering Technologies segment. The purchase price and goodwill associated with this transaction was $1.9 million and $0.7 million, respectively.
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

The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

	Novotema	Alfa	CPS	Other	Total
(In thousands)
Accounts receivable	$8,029	$13,487	$945	$—	$22,461
Inventory	2,886	11,036	442	1,102	15,466
Other assets, net of cash acquired	1,484	3,367	79	—	4,930
Property, plant and equipment	11,844	8,395	1,084	—	21,323
Goodwill	33,934	71,191	9,575	748	115,448
Intangible assets	20,011	32,058	12,290	—	64,359
Total assets acquired	78,188	139,534	24,415	1,850	243,987
Total liabilities assumed	(17,090)	(26,944)	(235)	—	(44,269)
Net assets acquired	$61,098	$112,590	$24,180	$1,850	$199,718
Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisitions reflects the strategic fit and revenue and earnings growth potential of these businesses.
The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands, except weighted average life)	Total	Weighted Average Life
Trade names	$9,247	15
Customer relationships	44,401	12
Unpatented technology	10,711	8
Total acquired intangible assets	$64,359
The Company incurred $2.6 million of acquisition-related transaction costs in 2015. These costs were recorded in selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also incurred $3.4 million of non-cash acquisition fair value inventory charges in 2015. These charges were recorded in cost of sales.
2014 Acquisitions
On April 28, 2014, the Company acquired the stock of Aegis Flow Technologies (“Aegis”), a leader in the design, manufacture and sale of specialty chemical processing valves for use in the chemical, petro-chemical, chlor-alkali, pharmaceutical, semiconductor and pulp/paper industries. Located in Geismar, Louisiana, Aegis operates within our Fluid & Metering Technologies segment. Aegis was acquired for cash consideration of approximately $25 million. The entire purchase price was funded with borrowings under the Company’s Revolving Facility. Goodwill and intangible assets recognized as part of this transaction were $7.7 million and $8.8 million, respectively. The $7.7 million of goodwill is deductible for tax purposes.
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
2013 Acquisitions
On March 18, 2013, the Company acquired the stock of FTL Seals Technology, Ltd. (“FTL”). FTL specializes in the design and application of high integrity rotary seals, specialty bearings, and other custom products for the oil & gas, mining, power generation, and marine markets. Located in Leeds, England, FTL, along with Precision Polymer Engineering (“PPE”), operates within the Health & Science Technologies segment as part of the Sealing Solutions group and will expand the range of PPE’s technology expertise and markets served. FTL was acquired for an aggregate purchase price of $34.5 million (£23.1 million) in cash. The entire purchase price was funded with borrowings under the Revolving Facility. Goodwill and intangible assets recognized as part of this transaction were $18.0 million and $13.0 million, respectively. The $18.0 million of goodwill is not deductible for tax purposes.
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
2015 Divestiture
The Company periodically reviews its operations for businesses which may no longer be aligned with its strategic objectives and focus on core business and customers. On July 31, 2015, the Company completed the sale of its Ismatec product line to Cole-Palmer Instruments Company for $27.7 million in cash, resulting in a pre-tax gain on the sale of $18.1 million. The Company recorded $4.8 million of income tax expense associated with this transaction during the three months ended September 30, 2015. The results of the Ismatec product line were reported within the Health & Science Technologies segment through the date of sale.

3.    Balance Sheet Components

	December 31,
	2015	2014
	(In thousands)
RECEIVABLES
Customers	$262,304	$260,412
Other	5,508	2,589
Total	267,812	263,001
Less allowance for doubtful accounts	7,812	6,961
Total receivables — net	$260,000	$256,040
INVENTORIES
Raw materials and components parts	$141,671	$137,584
Work in process	32,387	37,178
Finished goods	65,066	62,869
Total	$239,124	$237,631
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	$34,343	$31,121
Buildings and improvements	157,946	148,749
Machinery, equipment and other	331,146	311,036
Office and transportation equipment	97,250	98,279
Construction in progress	13,377	14,335
Total	634,062	603,520
Less accumulated depreciation and amortization	393,117	383,977
Total property, plant and equipment — net	$240,945	$219,543
ACCRUED EXPENSES
Payroll and related items	$67,209	$64,124
Management incentive compensation	12,599	21,567
Income taxes payable	3,836	9,305
Insurance	9,505	10,058
Warranty	7,936	7,196
Deferred revenue	9,885	11,813
Restructuring	6,636	6,056
Liability for uncertain tax positions	3,498	2,084
Accrued interest	1,230	1,738
Contingent consideration for acquisition	4,705	—
Other	26,633	29,468
Total accrued expenses	$153,672	$163,409
OTHER NONCURRENT LIABILITIES
Pension and retiree medical obligations	$76,190	$90,584
Liability for uncertain tax positions	4,252	2,471
Deferred revenue	3,763	4,612
Other	18,160	16,610
Total other noncurrent liabilities	$102,365	$114,277

The valuation and qualifying account activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
	(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS (1)
Beginning balance January 1	$6,961	$5,841	$5,596
Charged to costs and expenses, net of recoveries	1,556	2,643	2,288
Utilization	(1,009)	(1,195)	(1,921)
Currency translation and other	304	(328)	(122)
Ending balance December 31	$7,812	$6,961	$5,841

(1)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.

4.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for 2015 and 2014, by business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
	(In thousands)
Goodwill	$548,765	$721,495	$279,827	$1,550,087
Accumulated goodwill impairment losses	(20,721)	(149,820)	(30,090)	(200,631)
Balance at January 1, 2014	528,044	571,675	249,737	1,349,456
Acquisitions (Note 2)	7,711	—	—	7,711
Foreign currency translation	(11,606)	(8,210)	(16,074)	(35,890)
Balance at December 31, 2014	524,149	563,465	233,663	1,321,277
Acquisitions (Note 2)	71,939	43,508	—	115,447
Foreign currency translation	(11,318)	(6,155)	(12,509)	(29,982)
Divestiture (Note 2)	—	(10,213)	—	(10,213)
Balance at December 31, 2015	$584,770	$590,605	$221,154	$1,396,529

ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed.
Goodwill and other acquired intangible assets with indefinite lives were tested for impairment as of October 31, 2015, the Company’s annual impairment date. In assessing the fair value of the reporting units, the Company considers both the market approach and income approach. Under the market approach, the fair value of the reporting unit is determined by the respective trailing twelve month EBITDA and forward looking 2016 EBITDA (50% each), based on multiples of comparable public companies. The market approach is dependent on a number of significant management assumptions including forecasted EBITDA and selected market multiples. Under the income approach, the fair value of the reporting unit is determined based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, net working capital requirements, long-term growth rate and discount rates. Weighting was equally attributed to both the market and income approaches (50% each) in arriving at the fair value of the reporting units.
There were no triggering events or changes in circumstances that would have required a review other than as of our annual test date, in 2015 or 2014. Based on the results of our measurement at October 31, 2015, all reporting units had a fair value that was greater than 70% in excess of carrying value, except for our IOP and Valves reporting unit. Our IOP reporting unit had a fair value that was approximately 20% in excess of carrying value and our Valves reporting unit had a fair value near its carrying value as a result of the formation of this reporting unit in conjunction with our Alfa acquisition in June 2015.
The gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2015 and 2014 is as follows:

	At December 31, 2015				At December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
		(In thousands)				(In thousands)
Amortizable intangible assets
Patents	$10,202	$(6,175)	$4,027	11	$10,016	$(5,313)	$4,703
Trade names	110,658	(38,696)	71,962	16	104,118	(32,881)	71,237
Customer relationships	257,071	(144,134)	112,937	11	222,486	(126,193)	96,293
Non-compete agreements	794	(775)	19	3	840	(636)	204
Unpatented technology	78,562	(42,745)	35,817	10	69,760	(35,165)	34,595
Other	6,554	(5,579)	975	10	7,034	(5,002)	2,032
Total amortizable intangible assets	463,841	(238,104)	225,737		414,254	(205,190)	209,064
Unamortized intangible assets
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Total intangible assets	$525,941	$(238,104)	$287,837		$476,354	$(205,190)	$271,164
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
In 2015 and 2014, there were no triggering events or changes in circumstances that would have required a review other than as of our annual test date. Based on the results of our measurement as of October 31, 2015, the fair value of the Banjo trade name was greater than 20% in excess of carrying value.
Amortization of intangible assets was $42.4 million, $43.2 million and $44.3 million in 2015, 2014 and 2013, respectively. Based on intangible asset balances as of December 31, 2015, amortization expense is expected to approximate $42.9 million in 2016, $34.4 million in 2017, $24.3 million in 2018, $19.8 million in 2019 and $18.6 million in 2020.

5.    Borrowings
Borrowings at December 31, 2015 and 2014 consisted of the following:

	2015	2014
	(In thousands)
Revolving Facility	$195,000	$115,000
2.58% Senior Euro Notes, due June 2015	—	98,456
4.5% Senior Notes, due December 2020	300,000	300,000
4.2% Senior Notes, due December 2021	350,000	350,000
Other borrowings	2,436	2,170
Total	847,436	865,626
Less current portion	1,087	98,946
Less deferred debt issuance costs	5,203	4,607
Less unaccreted debt discount	1,439	1,674
Total long-term borrowings	$839,707	$760,399
On June 23, 2015, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto, which provided for a new revolving credit facility (the “Revolving Facility”). The Revolving Facility replaced the Company’s existing five-year, $600.0 million credit facility, dated as of June 27, 2011, which was due to expire on June 27, 2016.
The Revolving Facility is in an aggregate principal amount of $700.0 million with a maturity date of June 23, 2020. The maturity date may be extended under certain conditions for an additional one-year term. Up to $75.0 million of the Revolving Facility is available for the issuance of letters of credit. Additionally, up to $50.0 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.
Proceeds of the Revolving Facility are available for use by the Borrowers for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $350.0 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries. Under the Credit Agreement, Fast & Fluid Management B.V. and IDEX UK Ltd. were approved by the lenders as designated borrowers. At December 31, 2015 neither subsidiary had borrowings under the Revolving Facility.

Borrowings under the Revolving Facility bear interest at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at December 31, 2015, the applicable margin was 1.10% resulting in an interest rate of 1.51% at December 31, 2015. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months.
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
The Credit Agreement contains affirmative and negative covenants that the Company believes are usual and customary for senior unsecured credit agreements, including a financial covenant requiring a maximum leverage ratio of 3.50 to 1.0, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA, each as defined in the Credit Agreement.
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
At December 31, 2015, $195.0 million was outstanding under the Revolving Facility, with $7.2 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at December 31, 2015 of approximately $497.8 million.
As of December 31, 2014 the Company included the outstanding balance of the 2.58% Senior Euro Notes, $98.5 million, within Current liabilities on the Consolidated Balance Sheet as the maturity date was within twelve months. In June 2015, the Company paid the balance of the 2.58% Senior Euro Notes, upon its maturity, using cash on hand.
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
Other borrowings of $2.4 million at December 31, 2015 consisted primarily of debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at the international locations at rates ranging from 0.2% to 2.8% per annum.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility, which requires a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At December 31, 2015 the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

Total borrowings at December 31, 2015 have scheduled maturities as follows:

(In thousands)
2016	$1,087
2017	1,115
2018	225
2019	9
2020	495,000
Thereafter	350,000
Total borrowings	$847,436

6.    Derivative Instruments
As of December 31, 2015 and 2014 the Company did not have any interest rate or foreign exchange contracts outstanding. The type of cash flow hedges the Company has entered into includes interest rate exchange agreements that effectively convert a portion of floating-rate debt to fixed-rate debt and are designed to reduce the impact of interest rate changes on future interest expense.
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
The amount of expense reclassified into interest expense for interest rate contracts for the years ended December 31, 2015, 2014 and 2013 is $7.0 million, $7.2 million and $7.4 million, respectively.

Approximately $6.8 million of the pre-tax amount included in accumulated other comprehensive loss in shareholders’ equity at December 31, 2015 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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
The basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheet at December 31, 2015 and 2014 is summarized as follows:

	Basis of Fair Value Measurements
	Balance at December 31, 2015	Level 1	Level 2	Level 3
	(In thousands)
Money market investments	$21,931	$21,931	$—	$—
Available for sale securities	4,794	4,794	—	—
Contingent consideration	4,705	—	—	4,705

	Balance at December 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Money market investments	$21,094	$21,094	$—	$—
Available for sale securities	4,513	4,513	—	—
There were no transfers of assets or liabilities between Level 1 and Level 2 in 2015 or 2014.

The contingent consideration is based on the achievement of EBITDA targets during the 12-month period following the close. In determining the fair value of the contingent consideration due in conjunction with the acquisition of CPS, the Company used probability weighted estimates of potential EBITDA outcomes during the earn-out period. The CPS contingent consideration liability was valued at $4.7 million as of the acquisition date. The Company assesses the fair value of the contingent consideration quarterly based upon actual EBITDA, forecasted EBITDA, and other factors known to management. There have been no changes to the value of the contingent consideration liability and the $4.7 million is included in Accrued expenses in the Consolidated Balance Sheet at December 31, 2015.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At December 31, 2015, the fair value of our Revolving Facility, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $859.0 million compared to the carrying value of $843.6 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

8.    Commitments and Contingencies
The Company leases certain office facilities, warehouses and data processing equipment under operating leases. Rental expense totaled $18.9 million, $19.2 million and $18.9 million in 2015, 2014 and 2013, respectively.
The aggregate future minimum lease payments for operating and capital leases as of December 31, 2015 were as follows:

	Operating	Capital
	(In thousands)
2016	$16,253	$601
2017	12,123	1,123
2018	9,556	227
2019	5,540	9
2020	4,034	—
2021 and thereafter	6,900	—
	$54,406	$1,960
Warranty costs are provided for at the time of sale. The warranty provision is based on historical costs and adjusted for specific known claims. A rollforward of the warranty reserve is as follows:

	2015	2014	2013
	(In thousands)
Beginning balance January 1	$7,196	$4,888	$4,875
Provision for warranties	4,788	6,220	3,845
Claim settlements	(3,864)	(3,823)	(3,865)
Other adjustments, including acquisitions and currency translation	(184)	(89)	33
Ending balance December 31	$7,936	$7,196	$4,888
The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material effect on its business, financial condition, results of operations or cash flow.

9.    Common and Preferred Stock
On December 1, 2015 the Company’s Board of Directors approved an increase in the authorized level for repurchases of common stock by $300.0 million. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During 2015 the Company purchased a total of 2.8 million shares at a cost of $210.5 million, of which $2.3 million was settled in January 2016, compared to 3.0 million shares purchased at a cost of $222.5 million in 2014, of which $2.6 million was settled in January 2015. As of December 31, 2015, there was $635 million of repurchase authorization remaining.
At December 31, 2015 and 2014 the Company had 150 million shares of authorized common stock, with a par value of $.01 per share and five million shares of authorized preferred stock with a par value of $.01 per share. No preferred stock was issued as of December 31, 2015 and 2014.

10.    Income Taxes
Pretax income for 2015, 2014 and 2013 was taxed in the following jurisdictions:

	2015	2014	2013
	(In thousands)
Domestic	$285,399	$275,334	$233,530
Foreign	106,946	117,106	119,599
Total	$392,345	$392,440	$353,129

The provision (benefit) for income taxes for 2015, 2014 and 2013, was as follows:

	2015	2014	2013
	(In thousands)
Current
U.S.	$73,059	$77,454	$59,707
State and local	6,188	7,133	8,123
Foreign	30,630	37,060	33,240
Total current	109,877	121,647	101,070
Deferred
U.S.	7,125	(3,176)	1,500
State and local	(1,017)	(1,708)	(55)
Foreign	(6,447)	(3,709)	(4,601)
Total deferred	(339)	(8,593)	(3,156)
Total provision for income taxes	$109,538	$113,054	$97,914
Deferred tax assets (liabilities) at December 31, 2015 and 2014 were:

	2015	2014
	(In thousands)
Employee and retiree benefit plans	$37,393	$38,871
Depreciation and amortization	(185,321)	(172,766)
Inventories	12,615	11,229
Allowances and accruals	12,528	14,552
Interest rate exchange agreement	12,948	15,448
Other	2,800	4,626
Total	$(107,037)	$(88,040)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2015 and 2014 were:

	2015	2014
	(In thousands)
Deferred tax asset — other current assets	$—	$39,305
Deferred tax asset — other noncurrent assets	3,446	3,080
Total deferred tax assets	3,446	42,385
Deferred tax liability — accrued expenses	—	(57)
Noncurrent deferred tax liability — deferred income taxes	(110,483)	(130,368)
Total deferred tax liabilities	(110,483)	(130,425)
Net deferred tax liabilities	$(107,037)	$(88,040)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income. The computed amount and the differences for 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(In thousands)
Pretax income	$392,345	$392,440	$353,129
Provision for income taxes
Computed amount at statutory rate of 35%	$137,321	$137,354	$123,595
State and local income tax (net of federal tax benefit)	5,033	4,875	4,382
Taxes on non-U.S. earnings-net of foreign tax credits	(11,663)	(9,378)	(9,683)
Effect of flow-through entities	(8,358)	(9,018)	(7,267)
U.S. business tax credits	(1,273)	(1,680)	(1,516)
Domestic activities production deduction	(6,521)	(7,489)	(6,217)
Deferred tax effect of foreign tax rate change	(2,636)	—	—
Other	(2,365)	(1,610)	(5,380)
Total provision for income taxes	$109,538	$113,054	$97,914

The Company has $715 million and $683 million of undistributed earnings of non-U.S. subsidiaries as of December 31, 2015 and 2014, respectively. No deferred U.S. income taxes have been provided on these earnings as they are considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because of the complexities with the hypothetical calculation, and the amount of liability, if any, is dependent on circumstances if and when remittance occurs. During the years ended December 31, 2015, 2014 and 2013, the Company repatriated $14.3 million, $6.5 million and $11.7 million of foreign earnings, respectively, resulting in $0.3 million of incremental tax expense, $0.2 million of incremental tax benefit and $0.9 million of incremental income tax expense, respectively. These repatriations represent distributions of current year earnings and distributions from liquidating subsidiaries and do not impact our representation that the undistributed earnings are permanently invested.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2015, 2014 and 2013 is as follows:

	2015	2014	2013
	(In thousands)
Beginning balance January 1	$3,619	$5,124	$6,506
Gross increase due to non-U.S. acquisitions	3,772	—	—
Gross increases for tax positions of prior years	1,256	834	1,357
Gross decreases for tax positions of prior years	—	(51)	(99)
Settlements	(667)	(2,057)	(1,219)
Lapse of statute of limitations	(752)	(231)	(1,421)
Ending balance December 31	$7,228	$3,619	$5,124

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015, 2014 and 2013, we had approximately $0.2 million, $0.7 million and $0.5 million, respectively, of accrued interest related to uncertain tax positions. As of December 31, 2015, 2014 and 2013, we had approximately $0.3 million, $0.3 million and $0.2 million, respectively, of accrued penalties related to uncertain tax positions.
The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $3.0 million, $2.9 million and $4.5 million as of December 31, 2015, 2014 and 2013, respectively. The tax years 2009-2014 remain open to examination by major taxing jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $3.5 million.

The Company had net operating loss carry forwards related to prior acquisitions for U.S. federal purposes at December 31, 2015 and 2014 of $4.8 million and $7.1 million, respectively. For non-U.S. purposes the Company had net operating loss carry forwards at December 31, 2015 and 2014 of $1.6 million and $5.0 million, respectively. The federal net operating loss carry forwards are available for use against the Company’s consolidated federal taxable income and expire between 2018 and 2031. The entire balance of the non-U.S. net operating losses is available to be carried forward.
At December 31, 2015 and 2014, the Company had a foreign capital loss carry forward of approximately $0.9 million and $1.0 million, respectively. The foreign capital loss can be carried forward indefinitely. At both December 31, 2015 and 2014 the Company has a valuation allowance against the deferred tax asset attributable to the foreign capital loss of $0.2 million. At December 31, 2015 and 2014, the Company had state net operating loss and credit carry forwards of approximately $27.0 million and $23.7 million, respectively. If unutilized, the state net operating loss will expire between 2019 and 2035. At December 31, 2015 and 2014, the Company recorded a valuation allowance against the deferred tax asset attributable to the state net operating loss of $1.0 million and $0.8 million, respectively.

11.    Business Segments and Geographic Information
IDEX has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products.
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water & wastewater, agriculture and energy industries. The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.
Information on the Company’s business segments is presented below based on the nature of products and services offered. The Company evaluates performance based on several factors, of which sales and operating income are the primary financial measures. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	2015	2014	2013
	(In thousands)
NET SALES
Fluid & Metering Technologies
External customers	$859,945	$898,530	$870,720
Intersegment sales	847	1,058	1,094
Total segment sales	860,792	899,588	871,814
Health & Science Technologies
External customers	737,011	747,186	708,940
Intersegment sales	1,985	4,835	5,710
Total segment sales	738,996	752,021	714,650
Fire & Safety/Diversified Products
External customers	423,712	502,051	444,470
Intersegment sales	203	698	579
Total segment sales	423,915	502,749	445,049
Intersegment eliminations	(3,035)	(6,591)	(7,383)
Total net sales	$2,020,668	$2,147,767	$2,024,130
OPERATING INCOME (LOSS) (1)
Fluid & Metering Technologies	$204,506	$216,886	$211,256
Health & Science Technologies	157,948	152,999	136,707
Fire & Safety/Diversified Products	115,745	130,494	102,730
Corporate office (2)	(46,461)	(69,155)	(55,180)
Total operating income	431,738	431,224	395,513
Interest expense	41,636	41,895	42,206
Other (income) expense - net	(2,243)	(3,111)	178
Income before taxes	$392,345	$392,440	$353,129

	2015	2014	2013
	(In thousands)
ASSETS
Fluid & Metering Technologies	$1,125,266	$1,026,238	$1,025,352
Health & Science Technologies	1,108,302	1,101,155	1,113,546
Fire & Safety/Diversified Products	448,867	510,841	484,139
Corporate office (3)	123,008	265,229	258,081
Total assets	$2,805,443	$2,903,463	$2,881,118
DEPRECIATION AND AMORTIZATION (4)
Fluid & Metering Technologies	$27,662	$26,453	$27,633
Health & Science Technologies	42,827	42,478	43,496
Fire & Safety/Diversified Products	6,051	6,583	6,852
Corporate office and other	1,580	1,393	1,353
Total depreciation and amortization	$78,120	$76,907	$79,334
CAPITAL EXPENDITURES
Fluid & Metering Technologies	$22,846	$18,215	$11,581
Health & Science Technologies	13,104	19,161	12,280
Fire & Safety/Diversified Products	5,804	6,761	5,040
Corporate office and other	2,022	3,860	2,635
Total capital expenditures	$43,776	$47,997	$31,536

(1)	Segment operating income (loss) excludes net unallocated corporate operating expenses.

(2)	2015 includes an $18.1 million gain on sale of business.

(3)	2014 balance has been reclassified to conform to the current presentation.

(4)	Excludes amortization of debt issuance expenses.
Information about the Company’s operations in different geographical regions for the years ended December 31, 2015, 2014 and 2013 is shown below. Net sales were attributed to geographic areas based on location of the customer and no country outside the U.S. was greater than 10% of total revenues.

	2015	2014	2013
	(In thousands)
NET SALES
U.S.	$1,015,277	$1,068,758	$983,791
North America, excluding U.S.	85,852	95,917	88,213
Europe	490,435	527,975	521,491
Asia	325,507	337,668	306,466
Other	103,597	117,449	124,169
Total net sales	$2,020,668	$2,147,767	$2,024,130
LONG-LIVED ASSETS — PROPERTY, PLANT AND EQUIPMENT
U.S.	$144,508	$139,702	$124,880
North America, excluding U.S.	643	814	901
Europe	69,082	54,088	63,018
Asia	26,498	24,912	24,590
Other	214	27	99
Total long-lived assets — net	$240,945	$219,543	$213,488

12.    Restructuring
During the third and fourth quarters of 2015 and the fourth quarter of 2014, the Company recorded restructuring costs as a part of restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The costs incurred related to these initiatives were included in Restructuring expenses in the Consolidated Statements of Operations while the related accruals were included in Accrued expenses in the Consolidated Balance Sheets. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of asset disposals or impairments and lease exit costs.

2015 Initiative
During 2015 the Company recorded pre-tax restructuring expenses totaling $11.2 million related to the 2015 restructuring initiative. These expenses consisted of employee severance related to employee reductions across various functional areas. The 2015 restructuring initiative included severance benefits for 208 employees. Severance payments are expected to be substantially paid by the end of 2016 using cash from operations.
Pre-tax restructuring expenses, comprised solely of severance costs, by segment for 2015 are as follows:

Total Restructuring Costs
(In thousands)
Fluid & Metering Technologies	$7,090
Health & Science Technologies	3,408
Fire & Safety/Diversified Products	576
Corporate/Other	165
Total restructuring costs	$11,239

2014 Initiative
During 2014 the Company recorded pre-tax restructuring expenses in the fourth quarter totaling $13.7 million related to the 2014 restructuring initiative. These expenses consisted of employee severance related to employee reductions across various functional areas as well as exit costs and asset impairments. The 2014 restructuring initiative included severance benefits for 217 employees. Severance payments were fully paid by the end of 2015 using cash from operations.
Pre-tax restructuring expenses by segment for 2014 were as follows:

	Severance Costs	Exit Costs and Asset Impairments	Total
	(In thousands)
Fluid & Metering Technologies	$6,413	$—	$6,413
Health & Science Technologies	3,520	1,392	4,912
Fire & Safety/Diversified Products	908	126	1,034
Corporate/Other	1,313	—	1,313
Total restructuring costs	$12,154	$1,518	$13,672

Restructuring accruals of $6.6 million and $6.1 million at December 31, 2015 and 2014, respectively, are reflected in Accrued expenses in our Consolidated Balance Sheets as follows:

Restructuring Initiatives
(In thousands)
Balance at January 1, 2014	$—
Restructuring expenses	13,672
Payments, utilization and other	(7,616)
Balance at December 31, 2014	6,056
Restructuring expenses	11,239
Payments, utilization and other	(10,659)
Balance at December 31, 2015	$6,636

13.    Share-Based Compensation
The Company maintains two share-based compensation plans for executives, non-employee directors and certain key employees that authorize the granting of stock options, restricted stock, performance share units, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of December 31, 2015 totaled 15.6 million, of which 6.7 million shares were available for future issuance. The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award.
Stock Options
Stock options granted under IDEX plans are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The majority of the options issued to employees become exercisable in four equal installments, beginning one year from the date of grant, and generally expire 10 years from the date of grant. Stock options granted to non-employee directors cliff vest after one year.
Weighted average option fair values and assumptions for the period are as follows:

	Years Ended December 31,
	2015	2014	2013
Weighted average fair value of grants	$20.32	$19.52	$12.97
Dividend yield	1.45%	1.27%	1.57%
Volatility	29.90%	30.36%	30.92%
Risk-free interest rate	0.24% - 2.82%	0.12% - 4.65%	0.17% - 4.12%
Expected life (in years)	5.93	5.89	5.86
The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•
The Company uses historical data to estimate the expected life of the option. The expected life assumption for the years ended December 31, 2015, 2014 and 2013 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

•
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the years ended December 31, 2015, 2014 and 2013, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

A summary of the Company’s stock option activity as of December 31, 2015, and changes during the year ended December 31, 2015 is presented as follows:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,378,559	$46.91	6.69	$73,561,785
Granted	525,255	78.22
Exercised	(469,497)	40.73
Forfeited/Expired	(167,884)	65.82
Outstanding at December 31, 2015	2,266,433	$54.05	6.58	$51,918,028
Vested and expected to vest at December 31, 2015	2,169,134	$53.17	6.48	$51,531,931
Exercisable at December 31, 2015	1,201,889	$41.72	5.13	$41,942,569
The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the grant price. The total intrinsic value of options exercised in 2015, 2014 and 2013 was $16.9 million, $20.0 million and $34.3 million, respectively. In 2015, 2014 and 2013 cash received from options exercised was $19.2 million, $17.2 million and $35.3 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $6.1 million, $7.3 million and $12.5 million, respectively.

Total compensation cost for stock options is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of goods sold	$543	$581	$479
Selling, general and administrative expenses	6,488	6,245	5,789
Total expense before income taxes	7,031	6,826	6,268
Income tax benefit	(2,208)	(2,194)	(2,016)
Total expense after income taxes	$4,823	$4,632	$4,252
As of December 31, 2015 there was $10.5 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock
Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of December 31, 2015, and changes during the year ending December 31, 2015 is as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2015	359,269	$53.68
Granted	99,130	78.20
Vested	(136,310)	44.05
Forfeited	(49,334)	62.00
Unvested at December 31, 2015	272,755	$65.90
Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant.

Total compensation cost for restricted stock is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of goods sold	$341	$369	$319
Selling, general and administrative expenses	5,213	6,182	5,890
Total expense before income taxes	5,554	6,551	6,209
Income tax benefit	(1,604)	(1,630)	(1,801)
Total expense after income taxes	$3,950	$4,921	$4,408
As of December 31, 2015 there was $8.5 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.0 year.
Cash-Settled Restricted Stock
The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. A summary of the Company’s unvested cash-settled restricted stock activity as of December 31, 2015, and changes during the year ending December 31, 2015 is as follows:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2015	119,395	$77.84
Granted	46,495	76.56
Vested	(41,640)	77.90
Forfeited	(13,390)	76.59
Unvested at December 31, 2015	110,860	$76.61
Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of goods sold	$753	$1,384	$1,061
Selling, general and administrative expenses	1,765	2,735	2,581
Total expense before income taxes	2,518	4,119	3,642
Income tax benefit	(355)	(603)	(495)
Total expense after income taxes	$2,163	$3,516	$3,147
At December 31, 2015 and 2014, the Company has $3.2 million and $3.5 million, respectively, included in Accrued expenses in the Consolidated Balance Sheets and $1.8 million and $2.5 million, respectively, included in Other non-current liabilities.
Performance Share Units
Beginning in 2013 the Company granted performance share units to selected key employees that may be earned based on IDEX total shareholder return over the three-year period following the date of grant. Performance share units are expected to be made annually and are paid out at the end of a three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of IDEX common stock in relation to the total shareholder return of the S&P Midcap 400 Industrial Group for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 250 percent of the initial grant. A target payout of 100 percent is earned if total shareholder return is equal to the 50th percentile of the S&P Midcap 400 Industrial Group. Performance share units earn dividend equivalents for the award period, which will be paid to participants with the award payout at the end of the period based on the actual number of performance share units that are earned. Payments made at the end of the award period will be in the form of stock for performance share units and will be in cash for dividend equivalents. The Company’s performance share awards are considered performance condition awards and the grant date fair value of the awards, based on a Monte Carlo simulation model, is expensed ratably over the three-year term of the awards. The Company granted approximately $0.1 million performance share units in each of 2015, 2014 and 2013.

Weighted average performance share unit fair values and assumptions for the period specified are as follows:

	Years Ended December 31,
	2015	2014	2013
Weighted average fair value of grants	$95.07	$94.55	$59.58
Dividend yield	—%	—%	—%
Volatility	19.14%	26.41%	28.99%
Risk-free interest rate	1.01%	0.65%	0.40%
Expected life (in years)	2.86	2.88	2.87
The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the remaining performance period as of the grant date.

•
The Company uses a Monte Carlo simulation model that uses an expected life commensurate with the performance period. As a result, the expected life of the performance share units was assumed to be the period from the grant date to the end of the performance period.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term commensurate with the remaining performance period.

•	Total Shareholder Return is determined assuming that dividends are reinvested in the issuing entity over the performance period, which is mathematically equivalent to utilizing a 0% dividend yield.
A summary of the Company’s performance share unit activity as of December 31, 2015, and changes during the year ending December 31, 2015 are as follows:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2015	135,540	$81.87
Granted	79,710	95.07
Vested	(43,800)	59.58
Forfeited	(25,175)	87.28
Unvested at December 31, 2015	146,275	$94.80

Awards that vested in 2015 will result in 87,600 shares being issued in 2016.

Total compensation cost for performance share units is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of goods sold	$—	$—	$—
Selling, general and administrative expenses	4,946	3,220	873
Total expense before income taxes	4,946	3,220	873
Income tax benefit	(1,670)	(1,081)	(280)
Total expense after income taxes	$3,276	$2,139	$593
As of December 31, 2015 there was $5.7 million of total unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 0.9 years.

14. Other Comprehensive Income (Loss)
The components of Other comprehensive income (loss) are as follows:

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
	(In thousands)
Foreign currency translation adjustments
Cumulative translation adjustment	$(63,441)	$—	$(63,441)	$(77,024)	$—	$(77,024)
Reclassification of foreign currency translation to earnings upon sale of business	(4,725)	—	(4,725)	—	—	—
Pension and other postretirement adjustments
Net gain (loss) arising during the year	8,318	(2,411)	5,907	(26,424)	7,767	(18,657)
Amortization/settlement recognition of net loss	4,939	(1,431)	3,508	3,113	(915)	2,198
Pension and other postretirement adjustments, net	13,257	(3,842)	9,415	(23,311)	6,852	(16,459)
Reclassification adjustments for derivatives	7,030	(2,499)	4,531	7,223	(2,713)	4,510
Total other comprehensive income (loss)	$(47,879)	$(6,341)	$(54,220)	$(93,112)	$4,139	$(88,973)

	For the Year Ended December 31, 2013
	Pre-tax	Tax	Net of tax
	(In thousands)
Foreign currency translation adjustments
Cumulative translation adjustment	$13,572	$—	$13,572
Pension and other postretirement adjustments
Net gain (loss) arising during the year	26,274	(9,859)	16,415
Amortization or settlement recognition of net loss	8,599	(3,226)	5,373
Pension and other postretirement adjustments, net	34,873	(13,085)	21,788
Reclassification adjustments for derivatives	7,430	(2,692)	4,738
Total other comprehensive income (loss)	$55,875	$(15,777)	$40,098

Amounts reclassified from accumulated other comprehensive income (loss) to net income are summarized as follows:

	For the Years Ended December 31,
	2015	2014	2013	Income Statement Caption
Foreign currency translation:
Reclassification upon sale of business	$(4,725)	$—	$—	Gain on sale of business
Total before tax	(4,725)	—	—
Provision for income taxes	—	—	—
Total net of tax	$(4,725)	$—	$—
Pension and other postretirement plans:
Amortization of service cost	$4,939	$3,113	$8,599	Selling, general and administrative expense
Total before tax	4,939	3,113	8,599
Provision for income taxes	(1,431)	(915)	(3,226)
Total net of tax	$3,508	$2,198	$5,373
Derivatives:
Reclassification adjustments	$7,030	$7,223	$7,430	Interest expense
Total before tax	7,030	7,223	7,430
Provision for income taxes	(2,499)	(2,713)	(2,692)
Total net of tax	$4,531	$4,510	$4,738

15.    Retirement Benefits
The Company sponsors several qualified and nonqualified pension plans and other postretirement plans for its employees. The Company uses a measurement date of December 31 for its defined benefit pension plans and post retirement medical plans. The Company employs the measurement date provisions of ASC 715, Compensation-Retirement Benefits, which require the measurement date of plan assets and liabilities to coincide with the sponsor’s year end.
The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over the two-year period ended December 31, 2015, and a statement of the funded status at December 31 for both years.

	Pension Benefits				Other Benefits
	2015		2014		2015	2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
CHANGE IN BENEFIT OBLIGATION
Obligation at January 1	$102,312	$69,488	$92,839	$60,471	$22,855	$21,354
Service cost	1,279	1,506	1,162	1,331	673	714
Interest cost	3,770	1,734	4,037	2,345	833	932
Plan amendments	113	—	—	(150)	—	—
Benefits paid	(3,985)	(2,448)	(6,230)	(2,955)	(622)	(691)
Actuarial loss (gain)	(5,013)	(6,909)	10,540	15,092	(2,966)	728
Currency translation	—	(5,308)	—	(6,646)	(373)	(182)
Curtailments/settlements	—	—	(36)	—	—	—
Obligation at December 31	$98,476	$58,063	$102,312	$69,488	$20,400	$22,855
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	$79,687	$22,152	$81,957	$22,334	$—	$—
Actual return on plan assets	(2,587)	205	2,385	1,738	—	—
Employer contributions	4,460	1,837	1,611	2,424	622	691
Benefits paid	(3,985)	(2,448)	(6,230)	(2,955)	(622)	(691)
Currency translation	—	(1,101)	—	(1,389)	—	—
Settlements	—	—	(36)	—	—	—
Fair value of plan assets at December 31	$77,575	$20,645	$79,687	$22,152	$—	$—
Funded status at December 31	$(20,901)	$(37,418)	$(22,625)	$(47,336)	$(20,400)	$(22,855)
COMPONENTS ON THE CONSOLIDATED BALANCE SHEETS
Current liabilities	$(743)	$(875)	$(522)	$(805)	$(911)	$(905)
Other noncurrent liabilities	(20,158)	(36,543)	(22,103)	(46,531)	(19,489)	(21,950)
Net liability at December 31	$(20,901)	$(37,418)	$(22,625)	$(47,336)	$(20,400)	$(22,855)

The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $150.4 million and $163.3 million at December 31, 2015 and 2014, respectively.
The weighted average assumptions used in the measurement of the Company’s benefit obligation at December 31, 2015 and 2014 were as follows:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Discount rate	4.12%	3.78%	2.99%	2.66%
Rate of compensation increase	4.00%	4.00%	2.98%	3.00%

The pretax amounts recognized in Accumulated other comprehensive income (loss) as of December 31, 2015 and 2014 were as follows:

	Pension Benefits				Other Benefits
	2015		2014		2015	2014
	U.S.	Non-U.S.	U.S.	Non-U.S
	(In thousands)
Prior service cost (credit)	$135	$(38)	$86	$(40)	$(1,215)	$(1,580)
Net loss	33,461	15,330	34,337	25,275	(2,197)	655
Total	$33,596	$15,292	$34,423	$25,235	$(3,412)	$(925)
The amounts in Accumulated other comprehensive income (loss) as of December 31, 2015, that are expected to be recognized as components of net periodic benefit cost during 2016 are as follows:

	U.S. Pension Benefit Plans	Non-U.S. Pension Benefit Plans	Other Benefit Plans	Total
	(In thousands)
Prior service cost (credit)	$24	$(15)	$(366)	$(357)
Net loss	3,285	1,028	(249)	4,064
Total	$3,309	$1,013	$(615)	$3,707
The components of, and the weighted average assumptions used to determine, the net periodic benefit cost for the plans in 2015, 2014 and 2013 are as follows:

	Pension Benefits
	2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$1,279	$1,506	$1,162	$1,331	$1,526	$1,388
Interest cost	3,770	1,734	4,037	2,345	3,766	2,146
Expected return on plan assets	(4,910)	(1,114)	(5,430)	(1,297)	(5,318)	(1,055)
Net amortization	3,422	1,931	2,187	1,400	7,621	955
Net periodic benefit cost	$3,561	$4,057	$1,956	$3,779	$7,595	$3,434

	Other Benefits
	2015	2014	2013
	(In thousands)
Service cost	$673	$714	$968
Interest cost	833	932	906
Net amortization	(414)	(474)	24
Net periodic benefit cost	$1,092	$1,172	$1,898

	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Discount rate	3.78%	4.61%	3.56%	2.66%	4.03%	3.91%
Expected return on plan assets	6.50%	7.00%	7.50%	5.19%	5.83%	5.53%
Rate of compensation increase	4.00%	4.00%	3.94%	3.00%	3.14%	2.99%

The pretax change recognized in Accumulated other comprehensive income (loss) in 2015 is as follows:

	Pension Benefits		Other Benefits
	U.S.	Non-U.S.
	(In thousands)
Net gain (loss) in current year	$(2,483)	$6,000	$2,967
Prior service cost	(113)	—	—
Amortization of prior service cost (credit)	64	(15)	(365)
Amortization of net loss	3,359	1,946	(48)
Exchange rate effect on amounts in OCI	—	2,012	(67)
Total	$827	$9,943	$2,487
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
Costs of defined contribution plans were $10.3 million, $9.1 million and $8.4 million for 2015, 2014 and 2013, respectively.
The Company, through its subsidiaries, participates in certain multi-employer pension plans covering approximately 398 participants under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company as contributions to these plans totaled $1.0 million, $1.0 million, and $1.1 million for 2015, 2014 and 2013, respectively.
For measurement purposes, a 6.94% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015. The rate was assumed to decrease gradually each year to a rate of 4.50% for 2027, and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in the assumed health care cost trend rates would increase the service and interest cost components of the net periodic benefit cost by $0.2 million and the health care component of the accumulated postretirement benefit obligation by $1.6 million. A 1% decrease in the assumed health care cost trend rate would decrease the service and interest cost components of the net periodic benefit cost by $0.1 million and the health care component of the accumulated postretirement benefit obligation by $1.3 million.

Plan Assets
The Company’s pension plan weighted average asset allocations at December 31, 2015 and 2014, by asset category, were as follows:

	2015	2014
Equity securities	46%	51%
Fixed income securities	48%	49%
Cash/Other	6%	—%
Total	100%	100%
The basis used to measure the defined benefit plans’ assets at fair value at December 31, 2015 and 2014 is summarized as follows:

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2015	(In thousands)
Equity
U.S. Large Cap	$23,465	$23,465	$—	$—
U.S. Small / Mid Cap	10,184	7,482	2,702	—
International	11,986	7,786	4,200	—
Fixed Income
U.S. Intermediate	15,000	15,000	—	—
U.S. Short Duration	8,935	8,935	—	—
U.S. High Yield	7,758	6,922	836	—
International	15,249	7,241	8,008	—
Cash and Equivalents	1,829	1,829	—	—
Other	3,836	—	3,836	—
	$98,242	$78,660	$19,582	$—

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2014	(In thousands)
Equity
U.S. Large Cap	$26,787	$26,787	$—	$—
U.S. Small / Mid Cap	7,950	7,950	—	—
International	14,797	8,275	6,522	—
Fixed Income
U.S. Intermediate	14,906	14,906	—	—
U.S. Short Duration	8,817	8,817	—	—
U.S. High Yield	5,270	5,270	—	—
International	20,776	6,679	14,097	—
Cash and Equivalents	2,329	2,329	—	—
Other	284	—	284	—
	$101,916	$81,013	$20,903	$—

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

Investment Policies and Strategies
The investment objective of the plan, consistent with prudent standards for preservation of capital and maintenance of liquidity, is to earn the highest possible total rate of return consistent with the plan’s tolerance for risk. The general asset allocation guidelines for plan assets are that “equities” will constitute from 40% to 60% of the market value of total fund assets with a target of 50%, and “fixed income” obligations, including cash, will constitute from 40% to 60% with a target of 50%. The term “equities” includes common stock, convertible bonds and convertible stock. The term “fixed income” includes preferred stock and/or contractual payments with a specific maturity date. The Company strives to maintain asset allocations within the designated ranges by conducting periodic reviews of fund allocations and plan liquidity needs, and rebalancing the portfolio accordingly. Diversification of assets is employed to ensure that adverse performance of one security or security class does not have an undue detrimental impact on the portfolio as a whole. Diversification is interpreted to include diversification by type, characteristic and number of investments, as well as by investment style of designated investment fund managers. No restrictions are placed on the selection of individual investments by the investment fund managers. The total fund performance and the performance of the investment fund managers is reviewed on a regular basis, using appointed professional independent advisors. As of December 31, 2015 and 2014, there were no shares of the Company’s stock held in plan assets.
Cash Flows
The Company expects to contribute approximately $6.1 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2016. The Company also expects to contribute approximately $20.8 million to its defined contribution plan and $8.1 million to its 401(k) savings plan in 2016.
Estimated Future Benefit Payments
The future estimated benefit payments for the next five years and the five years thereafter are as follows: 2016 — $14.2 million; 2017 — $10.0 million; 2018 — $10.6 million; 2019 — $10.3 million; 2020 — $10.6 million; 2021 to 2025 — $52.6 million.

16.    Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 are as follows:

	2015 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Net sales	$502,198	$514,881	$503,791	$499,798	$543,996	$546,693	$533,179	$523,899
Gross profit	226,041	231,615	223,260	223,399	244,420	241,132	234,646	229,117
Operating income	101,757	109,909	121,813	98,259	113,835	112,088	110,847	94,454
Net income	65,954	69,585	79,505	67,763	74,548	71,777	71,441	61,620
Basic EPS	$0.84	$0.89	$1.03	$0.89	$0.92	$0.89	$0.89	$0.78
Diluted EPS	$0.84	$0.89	$1.02	$0.88	$0.91	$0.88	$0.88	$0.77
Basic weighted average shares outstanding	77,996	77,466	76,831	76,211	80,527	80,106	79,558	78,669
Diluted weighted average shares outstanding	78,856	78,297	77,646	77,091	81,575	81,149	80,561	79,632

17.    Subsequent Events
On February 4, 2016 the Company entered into a definitive agreement to acquire Akron Brass Holding Corp. (“ABHC”), a global leader in the manufacturing of safety equipment and emergency response equipment, for cash consideration of $224.2 million, subject to customary adjustments. Operating under the Akron Brass and Weldon brand names, ABHC produces a large array of engineered life-safety products for the safety and emergency response markets, including apparatus valves, monitors, nozzles, specialty lighting, electronic vehicle-control systems and firefighting hand tools.
Located in Wooster, Ohio, ABHC had revenues of approximately $120 million for the trailing twelve months ended December 31, 2015 and will operate within the Fire and Safety/Diversified Products segment. The transaction is conditioned upon the approval of ABHC’s parent company’s shareholders, and is expected to close within 60 days, subject to regulatory approvals and customary closing conditions.

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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.
Management’s Report on Internal Control Over Financial Reporting appearing on page 32 of this report is incorporated into this Item 9A by reference.
There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.        Other Information.
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.
Information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information under the subheading “Information Regarding the Board of Directors and Committees,” in the 2016 Proxy Statement is incorporated into this Item 10 by reference. Information regarding executive officers of the Company is located in Part I, Item 1, of this report under the caption “Executive Officers of the Registrant.”
The Company has adopted a Code of Business Conduct and Ethics applicable to the Company’s directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees. The Code of Business Conduct and Ethics, along with the Audit Committee Charter, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines are available on the Company’s website at www.idexcorp.com under “Investor Relations.” In the event we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer or principal accounting officer, we intend to disclose the same on the Company’s website.

Item 11.        Executive Compensation.
Information under the heading “Executive Compensation” in the 2016 Proxy Statement is incorporated into this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information under the heading “Security Ownership” in the 2016 Proxy Statement is incorporated into this Item 12 by reference.
Equity Compensation Plan Information
Information with respect to the Company’s equity compensation plans as of December 31, 2015 is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by the Company’s stockholders	2,727,588	$54.05	6,672,094
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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
Information under the heading “Information Regarding the Board of Directors and Committees” in the 2016 Proxy Statement is incorporated into this Item 13 by reference.

Item 14.        Principal Accountant Fees and Services.
Information under the heading “Principal Accountant Fees and Services” in the 2016 Proxy Statement is incorporated into this Item 14 by reference.

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
(B) Exhibit Index
Reference is made to the Exhibit Index beginning on page 76 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEX CORPORATION

By:	/s/ HEATH A. MITTS
Heath A. Mitts
Senior Vice President and Chief Financial Officer
Date: February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW K. SILVERNAIL	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Andrew K. Silvernail		February 19, 2016

/s/ HEATH A. MITTS	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Heath A. Mitts		February 19, 2016

/s/ MICHAEL J. YATES	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Michael J. Yates		February 19, 2016

/s/ WILLIAM M. COOK	Director
William M. Cook		February 19, 2016

/s/ KATRINA L. HELMKAMP	Director
Katrina L. Helmkamp		February 19, 2016

/s/ GREGORY F. MILZCIK	Director
Gregory F. Milzcik		February 19, 2016

/s/ ERNEST J. MROZEK	Director
Ernest J. Mrozek		February 19, 2016

/s/ DAVID C. PARRY	Director
David C. Parry		February 19, 2016

/s/ LIVINGSTON L. SATTERTHWAITE	Director
Livingston L. Satterthwaite		February 19, 2016

/s/ CYNTHIA J. WARNER	Director
Cynthia J. Warner		February 19, 2016

Exhibit Index

Exhibit Number	Description

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

4.1
Specimen Certificate of Common Stock of IDEX Corporation (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-2 of IDEX, et al., Registration No. 33-42208, as filed on September 16, 1991)

4.2
Credit Agreement, dated as of June 23, 2015, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the Other Financial Institutions Party Hereto (incorporated by reference to Exhibit 10.1 to the Current Report of IDEX on Form 8-K filed June 25, 2015, Commission File No. 1-10235)

4.3
Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 6, 2010 (Debt Securities) (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K filed December 7, 2010, Commission File No. 1-10235)

4.4
First Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 6, 2010 (as to 4.5% Senior Notes due 2020) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX on Form 8-K filed December 7, 2010, Commission File No. 1-10235)

4.5
Second Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 13, 2011 (as to 4.2% Senior Notes due 2021) (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K filed December 14, 2011, Commission File No. 1-10235)

10.1**
Revised and Restated IDEX Management Incentive Compensation Plan for Key Employees Effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report of IDEX on Form 8-K filed February 20, 2013, Commission File No. 1-10235)

10.2**
Form of Indemnification Agreement of IDEX Corporation (incorporated by reference to Exhibit No. 10.23 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-28317, as filed on April 26, 1989, Commission File No. 1-10235)

10.3**
IDEX Corporation Amended and Restated Stock Option Plan for Outside Directors, adopted by resolution of the Board of Directors dated as of November 20, 2003 (incorporated by reference to Exhibit 10.6 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2003, Commission File No. 1-10235)

10.4**
Letter Agreement between IDEX Corporation and Frank J. Notaro, dated April 24, 2000 (incorporated by reference to Exhibit 10.25 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2005, Commission File No. 1-10235)

10.5**
IDEX Corporation Incentive Award Plan (as amended and restated) (incorporated by reference to Appendix A of the Proxy Statement of IDEX on Schedule 14A, filed March 5, 2010, Commission File No. 1-10235)

10.6**
Employment Agreement between IDEX Corporation, IDEX Service Corporation and Andrew K. Silvernail, dated November 8, 2013 (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K filed November 14, 2013, Commission File No. 1-10235)

Exhibit Number	Description

10.7**
Letter Agreement between IDEX Corporation and Frank J. Notaro, dated June 22, 2015 (incorporated by reference to Exhibit No. 10.2 to the Current Report of IDEX on Form 8-K filed June 25, 2015, Commission File No. 1-10235)

10.8**
Third Amended and Restated IDEX Corporation Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.30 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2010, Commission File No. 1-10235)

10.9**
IDEX Corporation Supplemental Executive Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.31 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2010, Commission File No. 1-10235)

10.10**
Letter Agreement between IDEX Corporation and Daniel Salliotte, dated September 30, 2010 (incorporated by reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2012, Commission File No. 1-10235)

10.11**
Letter Agreement between IDEX Corporation and Heath A. Mitts, dated September 30, 2010 (incorporated by reference to Exhibit No. 10.2 to the Quarterly Report of IDEX on Form 10-Q for the quarter ended March 31, 2012, Commission File No. 1-10235)

10.12**
Letter Agreement between IDEX Corporation and Jeffrey Bucklew, dated January 16, 2012 (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2013, Commission File No. 1-10235)

10.13**
Letter Agreements between IDEX Corporation and Eric Ashleman, dated January 14, 2008 and February 12, 2014 (incorporated by reference to Exhibit No. 10.14 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.14**
Amendment of Letter Agreement between IDEX Corporation and Frank Notaro, dated April 24, 2000 (incorporated by reference to Exhibit No. 10.15 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.15**
Form of IDEX Corporation Restricted Stock Award Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.16**
Form of IDEX Corporation Stock Option Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.17**
Form of IDEX Corporation Restricted Stock Unit Award Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.18 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.18**
Form of IDEX Corporation Restricted Stock Unit Award Agreement - Cash Settled effective February 2015 (incorporated by reference to Exhibit No. 10.19 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2015, Commission File No. 1-10235)

10.19**
Form of IDEX Corporation Performance Share Unit Award Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.20 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2015, Commission File No. 1-10235)

10.20**
Form of IDEX Corporation Restricted Stock Unit Agreement for Directors effective February 2015 (incorporated by reference to Exhibit No. 10.21 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.21**
Form of IDEX Corporation Stock Option Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.22 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.22**
Form of IDEX Corporation Restricted Stock Award Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.23 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.23**	Letter Agreement between IDEX Corporation and Brett Finley, dated December 18, 2015

10.24**	Letter Agreement between IDEX Corporation and Denise Cade, dated September 24, 2015

Exhibit Number	Description

10.25	Stock Purchase Agreement, dated February 4, 2016, by and among IDEX Corporation, Premier Farnell PLC, Celdis Limited, Premier Farnell Corp. and Akron Brass Holding Corp.

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries of IDEX

23	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

***32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

***32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

****101
The following materials from IDEX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the three years ended December 31, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2015, (iv) the Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2015, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2015, and (vi) Notes to the Consolidated Financial Statements.

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