Form 10-Q
period 2016-03-31
IDEX CORP /DE/
filed 2016-04-25
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of April 20, 2016: 75,900,965.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$358,445	$328,018
Receivables, less allowance for doubtful accounts of $7,984 at March 31, 2016 and $7,812 at December 31, 2015	296,834	260,000
Inventories — net	278,230	239,124
Other current assets	42,999	35,542
Total current assets	976,508	862,684
Property, plant and equipment — net	252,512	240,945
Goodwill	1,524,929	1,396,529
Intangible assets — net	370,786	287,837
Other noncurrent assets	17,563	17,448
Total assets	$3,142,298	$2,805,443
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$140,183	$128,911
Accrued expenses	150,766	153,672
Notes payable and current portion of long-term borrowings	1,333	1,087
Dividends payable	—	25,927
Total current liabilities	292,282	309,597
Long-term borrowings	1,094,232	839,707
Deferred income taxes	154,612	110,483
Other noncurrent liabilities	108,262	102,365
Total liabilities	1,649,388	1,362,152
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,224,625 shares at March 31, 2016 and 90,151,131 shares at December 31, 2015	902	902
Additional paid-in capital	685,376	679,623
Retained earnings	1,734,810	1,666,680
Treasury stock at cost: 14,098,950 shares at March 31, 2016 and 13,616,592 shares at December 31, 2015	(799,665)	(757,416)
Accumulated other comprehensive income (loss)	(128,513)	(146,498)
Total shareholders’ equity	1,492,910	1,443,291
Total liabilities and shareholders’ equity	$3,142,298	$2,805,443
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$502,572	$502,198
Cost of sales	279,237	276,157
Gross profit	223,335	226,041
Selling, general and administrative expenses	120,778	124,284
Operating income	102,557	101,757
Other (income) expense — net	(744)	(1,723)
Interest expense	10,489	10,597
Income before income taxes	92,812	92,883
Provision for income taxes	24,682	26,929
Net income	$68,130	$65,954

Basic earnings per common share	$0.90	$0.84
Diluted earnings per common share	$0.89	$0.84

Share data:
Basic weighted average common shares outstanding	75,749	77,996
Diluted weighted average common shares outstanding	76,699	78,856
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$68,130	$65,954
Other comprehensive income (loss)
Reclassification adjustments for derivatives, net of tax	1,097	1,130
Pension and other postretirement adjustments, net of tax	671	780
Cumulative translation adjustment	16,217	(56,637)
Other comprehensive income (loss)	17,985	(54,727)
Comprehensive income	$86,115	$11,227
See Notes to Condensed Consolidated Financial Statements-

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2015	$680,525	$1,666,680	$(92,979)	$(30,901)	$(22,618)	$(757,416)	$1,443,291
Net income	—	68,130	—	—	—	—	68,130
Cumulative translation adjustment	—	—	16,217	—	—	—	16,217
Pension and other postretirement adjustments (net of tax of $322)	—	—	—	671	—	—	671
Amortization of forward starting swaps (net of tax of $627)	—	—	—	—	1,097	—	1,097
Issuance of 361,570 shares of common stock from issuance of restricted stock, performance share units and exercise of stock options	—	—	—	—	—	8,258	8,258
Repurchase of 628,493 shares of common stock	—	—	—	—	—	(45,790)	(45,790)
Shares surrendered for tax withholding	—	—	—	—	—	(4,717)	(4,717)
Share-based compensation	5,753	—	—	—	—	—	5,753
Balance, March 31, 2016	$686,278	$1,734,810	$(76,762)	$(30,230)	$(21,521)	$(799,665)	$1,492,910
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$68,130	$65,954
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,067	8,580
Amortization of intangible assets	10,890	9,930
Amortization of debt issuance costs	378	434
Share-based compensation expense	6,442	6,882
Deferred income taxes	2,950	1,000
Excess tax benefit from share-based compensation	—	(3,220)
Non-cash interest expense associated with forward starting swaps	1,724	1,772
Changes in (net of effect from acquisitions):
Receivables	(19,267)	(18,039)
Inventories	(270)	(11,215)
Other current assets	(6,597)	(4,591)
Trade accounts payable	6,451	6,857
Accrued expenses	(6,641)	(14,230)
Other — net	(2,892)	(710)
Net cash flows provided by operating activities	70,365	49,404
Cash flows from investing activities
Additions of property, plant and equipment	(8,650)	(10,077)
Acquisition of businesses, net of cash acquired	(221,556)	—
Other — net	91	(48)
Net cash flows used in investing activities	(230,115)	(10,125)
Cash flows from financing activities
Borrowings under revolving facilities	275,391	55,000
Payments under revolving facilities	(20,994)	(77)
Dividends paid	(24,662)	(22,151)
Proceeds from stock option exercises	8,258	9,185
Excess tax benefit from share-based compensation	—	3,220
Purchase of common stock	(46,864)	(62,132)
Shares surrendered for tax withholding	(4,717)	(3,107)
Net cash flows provided by (used in) financing activities	186,412	(20,062)
Effect of exchange rate changes on cash and cash equivalents	3,765	(33,858)
Net increase (decrease) in cash	30,427	(14,641)
Cash and cash equivalents at beginning of year	328,018	509,137
Cash and cash equivalents at end of period	$358,445	$494,496

Supplemental cash flow information
Cash paid for:
Interest	$965	$791
Income taxes	9,516	10,411
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year.
The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016. The Company elected to early adopt this standard in the quarter ended March 31, 2016. The impact of the early adoption resulted in the following:

•
The Company recorded a tax benefit of $2.6 million within income tax expense for the three months ended March 31, 2016 related to the excess tax benefit on stock options, restricted stock and performance share units. Prior to adoption this amount would have been recorded as a reduction of additional paid-in capital. This change could create volatility in the Company’s effective tax rate.

•	The Company elected not to change our policy on accounting for forfeitures and continued to estimate the total number of awards for which the requisite service period will not be rendered.

•
The Company no longer reclassifies the excess tax benefit from operating activities to financing activities in the statement of cash flows. The Company elected to apply this change in presentation prospectively and thus prior periods have not been adjusted.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the quarter ended March 31, 2016. This increased our diluted weighted average common shares outstanding by 175 thousand shares.

Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases, which introduces a new lessee model that will require most leases to be recorded on the balance sheet and eliminates the required use of bright line tests in current U.S. GAAP for determining lease classification. This standard is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

2.    Acquisitions and Divestitures
All of the Company’s acquisitions have been accounted for under FASB Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the Company’s consolidated financial statements from their respective dates of acquisition.
The Company incurred $1.0 million of acquisition-related transaction costs in the three months ended March 31, 2016. These costs were recorded in Selling, general and administrative expense and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. During the three months ended March 31, 2016, the Company recorded $2.2 million of fair value inventory step-up charges in Cost of sales associated with the completed 2016 acquisition.
2016 Acquisitions
On March 16, 2016, the Company acquired the stock of Akron Brass Holding Corporation (“Akron Brass”), a producer of a large array of engineered life–safety products for the safety and emergency response markets, which includes apparatus valves, monitors, nozzles, specialty lighting, electronic vehicle–control systems and firefighting hand tools. The business was acquired to complement and create synergies with our existing Hale, Class 1, and Godiva businesses. Headquartered in Wooster, Ohio, Akron Brass had annual revenues in its most recent fiscal year of approximately $120 million and operates in our Fire & Safety/Diversified Products segment. Akron Brass was acquired for cash consideration of $221.6 million. The purchase price was funded with borrowings under the Company’s Revolving Facility. Preliminary goodwill and intangible assets recognized as part of the transaction were $119.1 million and $92.1 million, respectively. The goodwill is not deductible for tax purposes.
The Company made an initial allocation of the purchase price for the Akron Brass acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. As the Company obtains additional information about these assets and liabilities, including tangible and intangible asset appraisals, and learns more about the newly acquired businesses, we will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocations prior to the completion of the measurement period, as required.
The preliminary allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

Total
Current assets, net of cash acquired	$51,887
Property, plant and equipment	10,332
Goodwill	119,131
Intangible assets	92,100
Total assets acquired	273,450
Current liabilities	(6,531)
Deferred income taxes	(39,114)
Other noncurrent liabilities	(6,249)
Net assets acquired	$221,556
Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Of the $92.1 million of acquired intangible assets, $32.8 million was assigned to the Akron Brass trade name and is not subject to amortization. The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Trade names	$2,900	15
Customer relationships	43,500	14
Unpatented technology	12,900	9
Amortized intangible assets	$59,300
Indefinite lived - Akron Brass trade name	32,800
Total acquired intangible assets	$92,100
2015 Acquisitions
On May 29, 2015, the Company acquired the stock of Novotema, SpA (“Novotema”), a leader in the design, manufacture and sale of specialty sealing solutions for use in the building products, gas control, transportation, industrial and water markets. The business was acquired to complement and create synergies with our existing sealing group. Located in Villongo, Italy, Novotema operates in our Health & Science Technologies segment. Novotema was acquired for cash consideration of $61.1 million (€56 million). The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $34.3 million and $20.0 million, respectively. The $34.3 million of goodwill is not deductible for tax purposes.
On June 10, 2015, the Company acquired the stock of Alfa Valvole, S.r.l (“Alfa”), a leader in the design, manufacture and sale of specialty valve products for use in the chemical, petro-chemical, energy and sanitary markets. The business was acquired to expand our valve capabilities. Located in Casorezzo, Italy, Alfa operates in our Fluid & Metering Technologies segment. Alfa was acquired for cash consideration of $112.6 million (€99.8 million). The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $71.2 million and $32.1 million, respectively. The $71.2 million of goodwill is not deductible for tax purposes.
On July 1, 2015, the Company acquired the membership interests of CiDRA Precision Services, LLC (“CPS”), a leader in the design, manufacture and sale of microfluidic components serving the life science, health and industrial markets. The business was acquired to provide a critical building block to our emerging microfluidic and nanofludics capabilities. Located in Wallingford, Connecticut, CPS operates within our Health & Sciences Technologies segment. CPS was acquired for an aggregate purchase price of $24.2 million, consisting of $19.5 million in cash and contingent consideration valued at $4.7 million as of the opening balance sheet date. The contingent consideration is based on the achievement of financial objectives during the 12-month period following the close. Based on potential outcomes, the undiscounted amount of all the future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $5.5 million. During the first quarter of 2016, the Company re-evaluated the amount that could potentially be owed under the contingent consideration arrangement and reduced the liability to $1.0 million based on known information and a revised forecast. The difference between the amount recorded as of the opening balance sheet date and March 31, 2016 was recognized as a benefit within Selling, general and administrative expenses during the three months ended March 31, 2016. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $9.7 million and $12.3 million, respectively. The $9.7 million of goodwill is deductible for tax purposes.
On December 1, 2015 the Company acquired the assets of a complementary product line within our Fluid & Metering Technologies segment. The purchase price and goodwill associated with this transaction was $1.9 million and $0.7 million, respectively.
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
Information on the Company’s business segments is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for as if the sales were to third parties.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales
Fluid & Metering Technologies
External customers	$211,709	$217,932
Intersegment sales	134	316
Total group sales	211,843	218,248
Health & Science Technologies
External customers	186,251	177,750
Intersegment sales	92	1,370
Total group sales	186,343	179,120
Fire & Safety/Diversified Products
External customers	104,612	106,516
Intersegment sales	6	106
Total group sales	104,618	106,622
Intersegment elimination	(232)	(1,792)
Total net sales	$502,572	$502,198
Operating income
Fluid & Metering Technologies	$51,401	$55,898
Health & Science Technologies	40,699	37,457
Fire & Safety/Diversified Products	25,404	27,162
Corporate office and other	(14,947)	(18,760)
Total operating income	102,557	101,757
Interest expense	10,489	10,597
Other (income) expense - net	(744)	(1,723)
Income before income taxes	$92,812	$92,883

	March 31, 2016	December 31, 2015
Assets
Fluid & Metering Technologies	$1,139,577	$1,125,266
Health & Science Technologies	1,123,683	1,108,302
Fire & Safety/Diversified Products	742,918	448,867
Corporate office	136,120	123,008
Total assets	$3,142,298	$2,805,443

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
ASC 260, Earnings Per Share, provides that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

has determined that its outstanding shares of restricted stock are participating securities. Accordingly, earnings per common share are computed using the more dilutive of the treasury stock method and the two-class method prescribed by ASC 260.
Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended March 31,
	2016	2015
Basic weighted average common shares outstanding	75,749	77,996
Dilutive effect of stock options, restricted stock, performance share units and DCUs	950	860
Diluted weighted average common shares outstanding	76,699	78,856
Options to purchase approximately 1.4 million and 0.9 million shares of common stock for the three months ended March 31, 2016 and 2015, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

5.    Inventories
The components of inventories as of March 31, 2016 and December 31, 2015 were:

	March 31, 2016	December 31, 2015
Raw materials and component parts	$163,207	$141,671
Work in process	36,008	32,387
Finished goods	79,015	65,066
Total	$278,230	$239,124
Inventories are stated at the lower of cost or market. Cost, which includes material, labor and factory overhead, is determined on a FIFO basis.

6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2016, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2015	$584,770	$590,605	$221,154	$1,396,529
Foreign currency translation and other	4,990	877	3,402	9,269
Acquisitions	—	—	119,131	119,131
Balance at March 31, 2016	$589,760	$591,482	$343,687	$1,524,929
ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company did not consider there to be any triggering events that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the three months ended March 31, 2016. Based on the results of our annual impairment test at October 31, 2015, all reporting units had a fair value that was more than 70% greater than the carrying value, except for our IDEX Optics and Photonics (“IOP”) and Valves reporting units. Our IOP reporting unit had a fair value that was approximately 20% in excess of carrying value and our Valves reporting unit had a fair value near its carrying value as a result of the formation of this reporting unit in conjunction with our Alfa acquisition in June 2015.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2016 and December 31, 2015:

	At March 31, 2016				At December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$10,255	$(6,403)	$3,852	11	$10,202	$(6,175)	$4,027
Trade names	114,090	(40,664)	73,426	16	110,658	(38,696)	71,962
Customer relationships	302,795	(151,765)	151,030	11	257,071	(144,134)	112,937
Non-compete agreements	—	—	—	3	794	(775)	19
Unpatented technology	92,102	(45,332)	46,770	10	78,562	(42,745)	35,817
Other	6,549	(5,741)	808	10	6,554	(5,579)	975
Total amortized intangible assets	525,791	(249,905)	275,886		463,841	(238,104)	225,737
Indefinite lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	32,800	—	32,800		—	—	—
Total intangible assets	$620,691	$(249,905)	$370,786		$525,941	$(238,104)	$287,837
The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired. In the first three months of 2016, there were no triggering events or changes that would have required a review. Based on the results of our annual impairment test at October 31, 2015, the fair value of the Banjo trade name was greater than 20% in excess of carrying value.
The Akron Brass trade name is an indefinite lived intangible asset that was generated as a result of the Akron Brass acquisition in March 2016.
Amortization of intangible assets was $10.9 million and $9.9 million for the three months ended March 31, 2016 and 2015, respectively. Based on intangible asset balances as of March 31, 2016, amortization expense is expected to approximate $34.5 million for the remaining nine months of 2016, $37.4 million in 2017, $27.2 million in 2018, $24.4 million in 2019 and $23.5 million in 2020.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

7.    Accrued Expenses
The components of accrued expenses as of March 31, 2016 and December 31, 2015 were:

	March 31, 2016	December 31, 2015
Payroll and related items	$59,969	$67,209
Management incentive compensation	5,399	12,599
Income taxes payable	14,732	3,836
Insurance	8,835	9,505
Warranty	6,843	7,936
Deferred revenue	11,660	9,885
Restructuring	3,424	6,636
Liability for uncertain tax positions	5,146	3,498
Accrued interest	8,712	1,230
Contingent consideration for acquisition	1,000	4,705
Other	25,046	26,633
Total accrued expenses	$150,766	$153,672

8.    Other Noncurrent Liabilities
The components of other noncurrent liabilities as of March 31, 2016 and December 31, 2015 were:

	March 31, 2016	December 31, 2015
Pension and retiree medical obligations	$83,128	$76,190
Liability for uncertain tax positions	2,623	4,252
Deferred revenue	3,258	3,763
Other	19,253	18,160
Total other noncurrent liabilities	$108,262	$102,365

9.    Borrowings
Borrowings at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Revolving Facility	$450,000	$195,000
4.5% Senior Notes, due December 2020	300,000	300,000
4.2% Senior Notes, due December 2021	350,000	350,000
Other borrowings	1,889	2,436
Total borrowings	1,101,889	847,436
Less current portion	1,333	1,087
Less deferred debt issuance costs	4,945	5,203
Less unaccreted debt discount	1,379	1,439
Total long-term borrowings	$1,094,232	$839,707
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
Proceeds of the Revolving Facility are available for use by the Borrowers for acquisitions, working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $350 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries.
Borrowings under the Credit Agreement bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at March 31, 2016, the applicable margin was 1.10%, resulting in an interest rate of 1.56% at March 31, 2016. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months.
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
At March 31, 2016, $450.0 million was outstanding under the Revolving Facility, with $7.6 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at March 31, 2016 of approximately $242.4 million.
Other borrowings of $1.9 million at March 31, 2016 consisted primarily of debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at rates ranging from 0.6% to 2.8% per annum.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility, which requires a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At March 31, 2016, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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
The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. See Note 13 for the amount of loss reclassified into income for interest rate contracts for the three months ended March 31, 2016 and 2015. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change.

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date. As of March 31, 2016, the Company did not have any interest rate contracts outstanding.
In 2010 and 2011, the Company entered into two separate forward starting interest rate contracts in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year term of the debt instruments. Approximately $6.8 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at March 31, 2016 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

11.    Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures, defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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
The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheets at March 31, 2016 and December 31, 2015:

	Basis of Fair Value Measurements
	Balance at March 31, 2016	Level 1	Level 2	Level 3
Money market investment	$31,161	$31,161	$—	$—
Available for sale securities	5,047	5,047	—	—
Contingent consideration	(1,000)	—	—	(1,000)

	Basis of Fair Value Measurements
	Balance at December 31, 2015	Level 1	Level 2	Level 3
Money market investment	$21,931	$21,931	$—	$—
Available for sale securities	4,794	4,794	—	—
Contingent consideration	(4,705)	—	—	(4,705)

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

There were no transfers of assets or liabilities between Level 1 and Level 2 during the quarter ended March 31, 2016 or the year ended December 31, 2015.
In determining the fair value of the contingent consideration potentially due on the acquisition of CPS, the Company used probability weighted estimates of EBITDA during the earn-out period. The $4.7 million represents management’s best estimate of the liability as of the opening balance sheet date and December 31, 2015, based on a range of outcomes of CPS’s 12 month operating results, from July 1, 2015 to June 30, 2016. During the first quarter of 2016, the Company re-evaluated the amount that could potentially be owed under the contingent consideration arrangement and reduced the liability to $1.0 million based on known information and a revised forecast. The difference between the amount recorded as of the opening balance sheet date and March 31, 2016 was recognized as a benefit within Selling, general and administrative expenses during the three months ended March 31, 2016. At March 31, 2016, the $1.0 million of contingent consideration is included in Accrued expenses in the Consolidated Balance Sheet.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At March 31, 2016, the fair value of the outstanding indebtedness under our Revolving Facility, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $1,122.4 million compared to the carrying value of $1,098.6 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

12.    Restructuring
During the fourth quarter of 2015, the Company recorded restructuring costs as part of the 2015 restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions, primarily consisting of employee reductions. The costs incurred related to these initiatives were included in Restructuring expenses in the Consolidated Statements of Operations while the related accruals were included in Accrued expenses in the Consolidated Balance Sheets. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities.
Restructuring accruals of $3.4 million and $6.6 million at March 31, 2016 and December 31, 2015, respectively, are recorded in Accrued expenses in the Consolidated Balance Sheets. Severance benefits are expected to be paid in the next twelve months using cash from operations. The changes in the restructuring accrual for the three months ended March 31, 2016 are as follows:

Restructuring
Balance at January 1, 2016	$6,636
Payments, utilization and other	(3,212)
Balance at March 31, 2016	$3,424

13.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$16,217	$—	$16,217	$(56,637)	$—	$(56,637)
Pension and other postretirement adjustments	993	(322)	671	1,175	(395)	780
Reclassification adjustments for derivatives	1,724	(627)	1,097	1,772	(642)	1,130
Total other comprehensive income (loss)	$18,934	$(949)	$17,985	$(53,690)	$(1,037)	$(54,727)

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table summarizes the amounts reclassified from accumulated other comprehensive income to net income during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Income Statement Caption
Pension and other postretirement plans
Amortization of service cost	$993	$1,175	Selling, general and administrative expense
Total before tax	993	1,175
Provision for income taxes	(322)	(395)
Total net of tax	$671	$780
Derivatives
Reclassification adjustments	$1,724	$1,772	Interest expense
Total before tax	1,724	1,772
Provision for income taxes	(627)	(642)
Total net of tax	$1,097	$1,130

14.    Common and Preferred Stock
On December 1, 2015, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the three months ended March 31, 2016, the Company purchased a total of 628 thousand shares at a cost of $45.8 million, of which $1.2 million was settled in April 2016. During the three months ended March 31, 2015, the Company purchased 830 thousand shares at a cost of $62.1 million, of which $2.7 million was settled in April 2015. As of March 31, 2016, the amount of share repurchase authorization remaining is $589.2 million.
At March 31, 2016 and December 31, 2015, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at March 31, 2016 or December 31, 2015.

15.    Share-Based Compensation

Stock Options
Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended March 31,
	2016	2015
Weighted average fair value of option grants	$18.40	$20.40
Dividend yield	1.70%	1.42%
Volatility	29.71%	29.94%
Risk-free forward interest rate	0.53% - 2.50%	0.23% - 2.75%
Expected life (in years)	5.91	5.90

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for stock options is as follows:

	Three Months Ended March 31,
	2016	2015
Cost of goods sold	$119	$226
Selling, general and administrative expenses	2,295	2,197
Total expense before income taxes	2,414	2,423
Income tax benefit	(760)	(767)
Total expense after income taxes	$1,654	$1,656
A summary of the Company’s stock option activity as of March 31, 2016, and changes during the three months ended March 31, 2016, is presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,266,433	$54.05	6.58	$51,918,028
Granted	546,185	74.75
Exercised	(210,413)	39.24
Forfeited	(31,010)	70.17
Outstanding at March 31, 2016	2,571,195	$59.46	7.24	$60,206,101
Vested and expected to vest as of March 31, 2016	2,392,411	$58.33	7.09	$58,731,553
Exercisable at March 31, 2016	1,373,554	$47.40	5.69	$48,736,086

Restricted Stock
Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of March 31, 2016, and changes during the three months ended March 31, 2016, is as presented as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2016	272,755	$65.90
Granted	57,670	74.73
Vested	(98,102)	50.83
Forfeited	(5,510)	71.30
Unvested at March 31, 2016	226,813	$74.53
Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for restricted shares is as follows:

	Three Months Ended March 31,
	2016	2015
Cost of goods sold	$128	$142
Selling, general and administrative expenses	1,530	2,257
Total expense before income taxes	1,658	2,399
Income tax benefit	(513)	(690)
Total expense after income taxes	$1,145	$1,709

Cash-Settled Restricted Stock
The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. A summary of the Company’s unvested cash-settled restricted stock activity as of March 31, 2016, and changes during the three months ended March 31, 2016, is presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2016	110,860	$76.61
Granted	39,100	82.88
Vested	(33,920)	71.81
Forfeited	(4,250)	82.88
Unvested at March 31, 2016	111,790	$82.88
Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended March 31,
	2016	2015
Cost of goods sold	$189	$278
Selling, general and administrative expenses	500	440
Total expense before income taxes	689	718
Income tax benefit	(98)	(116)
Total expense after income taxes	$591	$602

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Performance Share Units
Weighted average performance share unit fair values and assumptions for the period specified are disclosed below. The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model.

	Three Months Ended March 31,
	2016	2015
Weighted average fair value of performance share units	$111.42	$95.07
Dividend yield	—%	—%
Volatility	17.99%	19.14%
Risk-free forward interest rate	0.89%	1.01%
Expected life (in years)	2.86	2.86
 A summary of the Company’s performance share unit activity as of March 31, 2016, and changes during the three months ended March 31, 2016, is presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2016	146,275	$94.80
Granted	85,130	111.42
Vested	—	—
Forfeited	(1,065)	94.74
Unvested at March 31, 2016	230,340	$100.95
Performance share units that vested on December 31, 2015 resulted in 87,600 shares issued in February 2016.
Total compensation cost for performance share units is as follows:

	Three Months Ended March 31,
	2016	2015
Cost of goods sold	$—	$—
Selling, general and administrative expenses	1,681	1,342
Total expense before income taxes	1,681	1,342
Income tax benefit	(535)	(430)
Total expense after income taxes	$1,146	$912
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.
As of March 31, 2016, there was $16.0 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.6 years, $12.3 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.2 years, and $11.5 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.2 years.

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

	Pension Benefits
	Three Months Ended March 31,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$294	$299	$375	$381
Interest cost	747	350	938	435
Expected return on plan assets	(1,175)	(219)	(1,248)	(276)
Net amortization	827	238	824	459
Net periodic benefit cost	$693	$668	$889	$999

	Other Postretirement Benefits
	Three Months Ended March 31,
	2016	2015
Service cost	$132	$169
Interest cost	174	209
Net amortization	(154)	(108)
Net periodic benefit cost	$152	$270
The Company previously disclosed in its financial statements for the year ended December 31, 2015, that it expected to contribute approximately $6.1 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2016. As of March 31, 2016, the Company now expects to contribute $5.4 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2016. The Company contributed a total of $0.7 million during the first three months of 2016 to fund these plans.

17.    Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on its financial condition, results of operations or cash flows.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

18.    Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $24.7 million in the three months ended March 31, 2016 from $26.9 million in the same period of 2015. The effective tax rate decreased to 26.6% for the three months ended March 31, 2016 compared to 29.0% in the same period of 2015 due to the early adoption of ASU 2016-09 and the related excess tax benefits now recognized as a reduction of income tax expense; the enactment of the Protecting Americans from Tax Hikes Act of 2015 on December 18, 2015 which, beginning in 2015, permanently extended the U.S. Research and Development credit; partially offset by the mix of global pre-tax income among jurisdictions.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $5.1 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Under the Private Securities Litigation Reform Act
This quarterly report on Form 10-Q, including the “Overview and Outlook” and the “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, capital expenditures, acquisitions, cost reductions, cash flow, revenues, earnings, market conditions, global economies and operating improvements, and are indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries - all of which could have a material impact on order rates and IDEX’s results, particularly in light of the low levels of order backlogs it typically maintains; its ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the company operates; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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
The Fluid & Metering Technologies segment contains the Energy (comprised of Corken, Faure Herman, Liquid Controls, SAMPI and Toptech), Valves (comprised of Alfa Valvole), Water (comprised of Pulsafeeder, Knight, ADS, IETG, and iPEK), Industrial (comprised of Richter, Viking, Aegis, Warren Rupp, and Trebor), and Agricultural platforms (comprised of Banjo). The Health & Science Technologies segment contains the IDEX Optics & Photonics (comprised of CVI Melles Griot, Semrock, and

AT Films), Scientific Fluidics (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch, ERC, and CiDRA Precision Services), Material Processing Technologies (comprised of Quadro, Fitzpatrick, Microfluidics, and Matcon), Sealing Solutions (comprised of PPE, FTL, and Novotema), Micropump, and Gast platforms. The Fire & Safety/Diversified Products segment is comprised of the Dispensing, Rescue (comprised of Lukas, Vetter, Hurst Jaws of Life and Dinglee), Band-It, and Fire Suppression (comprised of Class 1, Hale, Akron Brass and Godiva) platforms.
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
In this report, references to organic sales refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States but excludes (1) sales from acquired businesses during the first twelve months of ownership and (2) the impact of foreign currency translation. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions because the nature, size, and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. In addition, this report references EBITDA. Given the acquisitive nature of the Company, management believes that EBITDA provides important information about the performance of the Company’s businesses by, among other matters, eliminating the impact of higher amortization expense at recently acquired businesses. Organic sales have been reconciled to Net Sales and EBITDA has been reconciled to Net income and Operating income in Item 2 under the heading “Non-GAAP Disclosures.”
The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP, and the financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.
Some of our key financial results for the three months ended March 31, 2016 are as follows:

•	Sales of $502.6 million were flat; organic sales — excluding acquisitions and foreign currency translation — were down 3%.

•	Operating income of $102.6 million increased 1%.

•	Net income increased 3% to $68.1 million.

•	EBITDA of $123.3 million was 25% of sales and covered interest expense by nearly 12 times.

•	Diluted EPS of $0.89 increased 5 cents, or 6%.

Given the Company’s current outlook, we are projecting second quarter 2016 EPS in the range of $0.91 to $0.93 with full year 2016 EPS of $3.70 to $3.75. This guidance anticipates second quarter organic sales to be flat and includes a $5.4 million pre-tax inventory step-up charge related to the acquisition of Akron Brass.

Results of Operations
The following is a discussion and analysis of our results of operations for three month periods ended March 31, 2016 and 2015. Segment operating income and EBITDA excludes unallocated corporate operating expenses.

Consolidated Results in the Three Months Ended March 31, 2016 Compared with the Same Period of 2015

(In thousands)	Three Months Ended March 31,
	2016	2015
Net sales	$502,572	$502,198
Operating income	102,557	101,757
Operating margin	20.4%	20.3%
For the three months ended March 31, 2016, Fluid & Metering Technologies contributed 42% of sales, 44% of operating income and 43% of EBITDA; Health & Science Technologies contributed 37% of sales, 35% of operating income and 38% of EBITDA; and Fire & Safety/Diversified Products contributed 21% of sales, 21% of operating income and 19% of EBITDA. These percentages are calculated on the basis of total segment (and not total Company) sales, operating income and EBITDA.
Sales in the three months ended March 31, 2016 were $502.6 million, which was flat compared to the same period last year. This reflects a 3% decrease in organic sales, a 4% favorable impact from acquisitions (Alfa - June 2015; Novotema - June 2015; CPS - July 2015; and Akron Brass - March 2016) and 1% unfavorable foreign currency translation. Sales to customers outside the U.S. represented approximately 51% of total sales in the first three months of 2016, compared to 50% during the same period of 2015.
Gross profit of $223.3 million in the first three months of 2016 decreased $2.7 million, or 1%, from the same period in 2015. Gross margin of 44.4% in the first three months of 2016 decreased 60 basis points from 45.0% during the same period in 2015, primarily due to an inventory step-up charge related to the Akron Brass acquisition.
Selling, general and administrative expenses decreased to $120.8 million in the first three months of 2016 from $124.3 million during the same period of 2015. The change is due to $4.9 million of incremental costs from 2016 acquisitions, offset by benefits from prior period restructuring, cost controls and the $3.7 million reversal of contingent consideration from a 2015 acquisition. As a percentage of sales, selling, general and administrative expenses were 24.0% for the first three months of 2016, down 70 basis points compared to 24.7% during the same period of 2015.
Operating income and operating margin of $102.6 million and 20.4%, respectively, in the first three months of 2016 was up from the $101.8 million and 20.3%, respectively, recorded during the same period in 2015, primarily reflecting a reversal of contingent consideration related to a 2015 acquisition, partially offset by a charge for the inventory step-up related to the Akron Brass acquisition.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $24.7 million for the first three months of 2016 decreased compared to $26.9 million recorded in the same period of 2015. The effective tax rate decreased to 26.6% for the first three months of 2016 compared to 29.0% in the same period of 2015 due to the early adoption of ASU 2016-09 and the related excess tax benefits now recognized as a reduction of income tax expense; the enactment of the Protecting Americans from Tax Hikes Act of 2015 on December 18, 2015 which, beginning in 2015, permanently extended the U.S. research and development credit; partially offset by the mix of global pre-tax income among jurisdictions.
Net income in the first three months of 2016 of $68.1 million increased from $66.0 million during the same period of 2015. Diluted earnings per share in the first three months of 2016 of $0.89 increased $0.05, or 6%, compared with the same period in 2015.

Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended March 31,
	2016	2015
Net sales	$211,843	$218,248
Operating income	51,401	55,898
Operating margin	24.3%	25.6%
Sales of $211.8 million decreased $6.4 million, or 3%, in the first three months of 2016 compared with the same period of 2015. This reflects a 5% decrease in organic sales, a 3% favorable acquisition impact ( Alfa - June 2015) and a 1% unfavorable impact from foreign currency translation. In the first three months of 2016, sales decreased 8% domestically and increased 4% internationally compared to the same period in 2015. Sales to customers outside the U.S. were approximately 44% of total segment sales during the first three months of 2016 and 2015.
Sales within our Energy platform decreased in the first three months of 2016 compared to the same period of 2015 due to the continued depression of energy prices along with a soft mobile market, partially offset by strength within the aviation market. Sales within our Industrial platform decreased, compared to the first three months of 2015, due to declines in the North American industrial distribution primarily as a result of the depressed oil & gas market. Sales within our Agricultural platform decreased due to continued softness within the OEM markets. Water sales were up compared to the first three months of 2015 from an increase in municipal spending coupled with the mild winter. Sales in our Valve platform, which was created in the third quarter of 2015, increased as a result of the Alfa acquisition.
Operating income and operating margins of $51.4 million and 24.3%, respectively, in the first three months of 2016 were lower than the $55.9 million and 25.6%, respectively, recorded in the first three months of 2015, primarily due to lower volume related to the energy and agriculture businesses.
Health & Science Technologies Segment

(In thousands)	Three Months Ended March 31,
	2016	2015
Net sales	$186,343	$179,120
Operating income	40,699	37,457
Operating margin	21.8%	20.9%
Sales of $186.3 million increased $7.2 million, or 4%, in the first three months of 2016 compared with the same period in 2015. This reflects a 2% increase in organic sales, a 3% favorable acquisition impact (Novotema - June 2015 and CPS - July 2015) and a 1% unfavorable impact from foreign currency translation. In the first three months of 2016, sales decreased 7% domestically and increased 14% internationally. Sales to customers outside the U.S. were approximately 58% of total segment sales in the first three months of 2016 compared with 54% during the same period in 2015.
Sales within our Material Processing Technologies platform increased compared to the first three months of 2015 due to a strength within our China and Southeast Asia markets, partially offset by a weak North American market. Sales within our Scientific Fluidics platform were up compared to the first three months of 2015 due strong demand in all primary end markets, the impact of the CPS acquisition, partially offset by the divestiture of the Ismatec product line. Sales within our Sealing Solutions platform increased compared to the first three months of 2015 due to the Novotema acquisition, partially offset by the weak heavy equipment market and the negative impact of declining energy prices. Sales within our Optics and Photonics platform increased compared to the first three months of 2015 due to stability within the semiconductor and laser optics end markets. Sales within our Gast platform decreased compared to the first three months of 2015 due to declines in the North American industrial distribution markets. Sales within our Micropump platform decreased compared to the first three months of 2015 as a result of a slowdown within the printing market as well as the industrial distribution market.
Operating income and operating margin of $40.7 million and 21.8%, respectively, in the first three months of 2016 were up from the $37.5 million and 20.9%, respectively, recorded in the same period of 2015, primarily due to higher volume and productivity improvements within the segment.

Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended March 31,
	2016	2015
Net sales	$104,618	$106,622
Operating income	25,404	27,162
Operating margin	24.3%	25.5%
Sales of $104.6 million decreased $2.0 million, or 2%, in the first three months of 2016 compared with the same period in 2015. This reflects a 6% decline in organic revenue, a 5% favorable acquisition impact (Akron Brass - March 2016) and a 1% unfavorable impact from foreign currency translation. In the first three months of 2016, sales decreased 6% domestically and increased 2% internationally, compared with the same period in 2015. Sales to customers outside the U.S. were approximately 56% of total segment sales in the first three months of 2016 compared to 57% during the same period of 2015.
Sales within our Dispensing platform increased compared to the first three months of 2015 primarily driven by strength within Western Europe. Sales within our Band-It platform decreased compared to the first three months of 2015 primarily due to the decline in energy prices and the impact on upstream oil & gas sales, partially offset by strength within the automotive end markets. Sales within our Fire Suppression platform decreased compared to the first three months of 2015 due to non-recurring trailer sales, partially offset by the Akron Brass acquisition. Sales within our Rescue platform were flat as strength within the North American market was offset by softness in other areas of the world.
Operating income and operating margin of $25.4 million and 24.3%, respectively, in the first three months of 2016 was lower than the $27.2 million and 25.5%, respectively, recorded in the first three months of 2015 entirely due to the impact from the Akron Brass acquisition.

Liquidity and Capital Resources
Operating Activities
At March 31, 2016, the Company’s cash and cash equivalents totaled $358.4 million, of which $317.0 million was held outside of the United States. At March 31, 2016, working capital was $684.2 million and the current ratio was 3.3 to 1. Cash flows from operating activities for the first three months of 2016 increased $21.0 million, or 42%, to $70.4 million compared to the first three months of 2015, due to improved working capital performance, lower bonus payments in the three months ended March 31, 2016 and the early adoption of ASU 2016-09 which no longer requires the excess tax benefit from share-based compensation to be shown as a reduction within operating activities.
Investing Activities
Cash flows used in investing activities for the first three months of 2016 increased $220.0 million to $230.1 million compared to the same period in 2015, primarily due the acquisition of Akron Brass.
Cash flows provided by operating activities were more than adequate to fund capital expenditures of $8.7 million and $10.1 million in the first three months of 2016 and 2015, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.
Financing Activities
Cash flows provided by financing activities for the first three months of 2016 increased $206.5 million to $186.4 million compared to the same period of 2015, primarily as a result of increased borrowings to fund the Akron Brass acquisition, partially offset by lower common stock repurchases.
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
The Credit Agreement consists of the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 23, 2020. At March 31, 2016, there were $450.0 million of outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $7.6 million. The net available borrowing capacity under the Revolving Facility at March 31, 2016, was approximately $242.4 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at March 31, 2016, the applicable margin was 1.10%, resulting in an interest rate of 1.56% at March 31, 2016. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 15 basis points and is payable quarterly.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility, which requires a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At March 31, 2016, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 12.38 to 1 and the leverage ratio was 2.04 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
On December 1, 2015, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the first three months of 2016, the Company purchased a total of 628 thousand shares at a cost of $45.8 million, of which $1.2 million was settled in April 2016. As of March 31, 2016, the amount of share repurchase authorization remaining is $589.2 million.
The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest on all borrowings, pension and postretirement funding requirements, expected share repurchases and annual dividend payments to holders of the Company’s stock for the remainder of 2016. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings.

Non-GAAP Disclosures
Set forth below are reconciliations of EBITDA to the comparable measures of net income and operating income, as determined in accordance with U.S. GAAP. We have reconciled consolidated EBITDA to net income and segment EBITDA to segment operating income.
EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense at recently acquired businesses, management uses EBITDA as an internal operating metric to provide management with another representation of performance of businesses across our three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within our industry. EBITDA is also used to calculate certain financial covenants, as discussed in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”
The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP, and the financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Consolidated EBITDA Reconciliation (in thousands)	Three Months Ended March 31,
	2016	2015
Net income	$68,130	$65,954
+ Income taxes	24,682	26,929
+ Interest expense	10,489	10,597
+ Depreciation and amortization	19,957	18,510
EBITDA	$123,258	$121,990

Net sales	$502,572	$502,198
EBITDA margin	24.5%	24.3%

Segment EBITDA Reconciliation	Three Months Ended March 31,
(in thousands)	2016			2015
	FMT	HST	FSDP	FMT	HST	FSDP
Operating income	$51,401	$40,699	$25,404	$55,898	$37,457	$27,162
- Other (income) expense - net	(167)	(373)	(90)	(802)	(131)	(862)
+ Depreciation and amortization	7,256	10,861	1,482	6,361	10,208	1,532
EBITDA	$58,824	$51,933	$26,976	$63,061	$47,796	$29,556

Net sales	$211,843	$186,343	$104,618	$218,248	$179,120	$106,622
EBITDA margin	27.8%	27.9%	25.8%	28.9%	26.7%	27.7%

Organic Sales Reconciliation	Three Months Ended March 31, 2016
(in thousands)	FMT	HST	FSDP	IDEX

Change in net sales	(3)%	4%	(2)%	—%
Less: Impact from acquisitions	3%	3%	5%	4%
Less: Impact from FX	(1)%	(1)%	(1)%	(1)%
Organic Sales	(5)%	2%	(6)%	(3)%

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
Foreign Currency Exchange Rates
The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar, Japanese Yen, Indian Rupee and Chinese Renminbi. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The effect of transaction gains and losses is reported within other (income) expense-net on the Consolidated Statements of Operations.
Interest Rate Fluctuation
The Company’s interest rate exposure is primarily related to the $1.1 billion of total debt outstanding at March 31, 2016. Approximately 41% of the debt, representing the amount drawn on the Revolving Facility at March 31, 2016, is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $2.3 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016, that the Company’s disclosure controls and procedures were effective.
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company and five of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third party suppliers, and were not manufactured by the Company or any of the defendant subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance, subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover these settlements and legal costs, or how insurers may respond to claims that are tendered to them. Claims have been filed in jurisdictions throughout the United States. Most of the claims resolved to date have been dismissed without payment. The balance have been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
The Company is also party to various other legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on its financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2016 to January 31, 2016	329,259	$70.78	329,259	$611,654,296
February 1, 2016 to February 29, 2016	189,248	$72.45	189,248	$597,944,204
March 1, 2016 to March 31, 2016	109,986	$79.77	109,986	$589,171,026
Total	628,493	$72.86	628,493	$589,171,026

(1)
On December 1, 2015, the Company announced that its Board of Directors had increased the authorized level for repurchases of its common stock by $300.0 million. This followed the prior Board of Directors repurchase authorization of $400.0 million, announced by the Company on November 6, 2014. These authorizations have no expiration date.

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
Date: April 25, 2016

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
Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on February 12, 1990)

10.1
Stock Purchase Agreement, dated February 4, 2016, by and among IDEX Corporation, Premier Farnell PLC, Celdis Limited, Premier Farnell Corp. and Akron Brass Holding Corp. (incorporated by reference to Exhibit No. 10.25 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2015, Commission File No. 1-10235)

10.2
Employment Agreement dated as of November 8, 2015 between IDEX Corporation and Andrew K. Silvernail (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX Corporation on Form 8-K filed February 19, 2016, Commission File No. 1-10235)

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Filed herewith