Form 10-Q
period 2016-06-30
IDEX CORP /DE/
filed 2016-08-01
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of July 28, 2016: 76,130,884.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$361,488	$328,018
Receivables, less allowance for doubtful accounts of $8,231 at June 30, 2016 and $7,812 at December 31, 2015	296,481	260,000
Inventories — net	257,659	239,124
Other current assets	53,656	35,542
Total current assets	969,284	862,684
Property, plant and equipment — net	250,904	240,945
Goodwill	1,516,303	1,396,529
Intangible assets — net	354,335	287,837
Other noncurrent assets	18,530	17,448
Total assets	$3,109,356	$2,805,443
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$129,164	$128,911
Accrued expenses	141,408	153,672
Notes payable and current portion of long-term borrowings	1,233	1,087
Dividends payable	25,908	25,927
Total current liabilities	297,713	309,597
Long-term borrowings	1,054,325	839,707
Deferred income taxes	152,875	110,483
Other noncurrent liabilities	107,513	102,365
Total liabilities	1,612,426	1,362,152
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,232,839 shares at June 30, 2016 and 90,151,131 shares at December 31, 2015	902	902
Additional paid-in capital	689,945	679,623
Retained earnings	1,759,157	1,666,680
Treasury stock at cost: 14,031,568 shares at June 30, 2016 and 13,616,592 shares at December 31, 2015	(799,202)	(757,416)
Accumulated other comprehensive income (loss)	(153,872)	(146,498)
Total shareholders’ equity	1,496,930	1,443,291
Total liabilities and shareholders’ equity	$3,109,356	$2,805,443
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$549,696	$514,881	$1,052,268	$1,017,079
Cost of sales	305,638	283,266	584,875	559,423
Gross profit	244,058	231,615	467,393	457,656
Selling, general and administrative expenses	131,082	121,706	251,860	245,990
Operating income	112,976	109,909	215,533	211,666
Other (income) expense — net	(1,874)	827	(2,618)	(896)
Interest expense	11,205	10,584	21,694	21,181
Income before income taxes	103,645	98,498	196,457	191,381
Provision for income taxes	27,886	28,913	52,568	55,842
Net income	$75,759	$69,585	$143,889	$135,539

Basic earnings per common share	$1.00	$0.89	$1.89	$1.74
Diluted earnings per common share	$0.99	$0.89	$1.87	$1.72

Share data:
Basic weighted average common shares outstanding	75,690	77,466	75,719	77,731
Diluted weighted average common shares outstanding	76,674	78,297	76,687	78,576
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$75,759	$69,585	$143,889	$135,539
Other comprehensive income (loss)
Reclassification adjustments for derivatives, net of tax	1,093	1,126	2,190	2,256
Pension and other postretirement adjustments, net of tax	591	820	1,262	1,600
Cumulative translation adjustment	(27,043)	23,743	(10,826)	(32,894)
Other comprehensive income (loss)	(25,359)	25,689	(7,374)	(29,038)
Comprehensive income	$50,400	$95,274	$136,515	$106,501
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2015	$680,525	$1,666,680	$(92,979)	$(30,901)	$(22,618)	$(757,416)	$1,443,291
Net income	—	143,889	—	—	—	—	143,889
Cumulative translation adjustment	—	—	(10,826)	—	—	—	(10,826)
Net change in retirement obligations (net of tax of $643)	—	—	—	1,262	—	—	1,262
Net change on derivatives designated as cash flow hedges (net of tax of $1,253)	—	—	—	—	2,190	—	2,190
Issuance of 311,017 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options	—	—	—	—	—	16,934	16,934
Repurchase of 725,993 shares of common stock	—	—	—	—	—	(53,890)	(53,890)
Unvested shares surrendered for tax withholding	—	—	—	—	—	(4,830)	(4,830)
Share-based compensation	10,322	—	—	—	—	—	10,322
Cash dividends declared - $0.68 per common share outstanding	—	(51,412)	—	—	—	—	(51,412)
Balance, June 30, 2016	$690,847	$1,759,157	$(103,805)	$(29,639)	$(20,428)	$(799,202)	$1,496,930
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$143,889	$135,539
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,986	17,460
Amortization of intangible assets	23,146	20,137
Amortization of debt issuance costs	758	860
Share-based compensation expense	11,603	11,802
Deferred income taxes	3,669	524
Excess tax benefit from share-based compensation	—	(4,083)
Non-cash interest expense associated with forward starting swaps	3,443	3,539
Changes in (net of effect from acquisitions):
Receivables	(22,625)	(15,274)
Inventories	11,386	(10,473)
Other current assets	(17,233)	(630)
Trade accounts payable	(3,367)	4,158
Accrued expenses	(12,675)	(15,886)
Other — net	(2,137)	755
Net cash flows provided by operating activities	158,843	148,428
Cash flows from investing activities
Additions of property, plant and equipment	(17,052)	(23,826)
Acquisition of businesses, net of cash acquired	(221,556)	(173,333)
Other — net	27	(105)
Net cash flows used in investing activities	(238,581)	(197,264)
Cash flows from financing activities
Borrowings under revolving facilities	280,391	350,342
Proceeds from 3.20% Senior Notes	100,000	—
Proceeds from 3.37% Senior Notes	100,000	—
Payments under revolving facilities	(266,203)	(240,586)
Payment of 2.58% Senior Euro Notes	—	(88,420)
Debt issuance costs	(92)	(1,323)
Dividends paid	(51,430)	(46,910)
Proceeds from stock option exercises	16,934	13,459
Excess tax benefit from share-based compensation	—	4,083
Purchase of common stock	(55,971)	(113,592)
Shares surrendered for tax withholding	(4,830)	(3,202)
Net cash flows provided by (used in) financing activities	118,799	(126,149)
Effect of exchange rate changes on cash and cash equivalents	(5,591)	(22,657)
Net increase (decrease) in cash	33,470	(197,642)
Cash and cash equivalents at beginning of year	328,018	509,137
Cash and cash equivalents at end of period	$361,488	$311,495

Supplemental cash flow information
Cash paid for:
Interest	$17,019	$17,296
Income taxes — net	49,142	36,338
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year.
The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to early adopt this standard in the quarter ended March 31, 2016. The Company applied this standard prospectively and thus prior periods have not been adjusted.
The impact of the adoption resulted in the following:

•
The Company recorded a tax benefit of $1.6 million and $4.2 million within Provision for income taxes for the three and six months ended June 30, 2016, respectively, related to the excess tax benefit on stock options, restricted stock and performance share units. Prior to adoption this amount would have been recorded as a reduction of additional paid-in capital. This change could create volatility in the Company’s effective tax rate.

•	The Company elected not to change our policy on accounting for forfeitures and continued to estimate the total number of awards for which the requisite service period will not be rendered.

•	The Company no longer reclassifies the excess tax benefit from operating activities to financing activities in the statement of cash flows.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and six months ended June 30, 2016. This increased our diluted weighted average common shares outstanding by 178 thousand and 175 thousand shares for the three and six months ended June 30, 2016, respectively.

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
The Company incurred $1.4 million and $1.0 million of acquisition-related transaction costs in the three months ended June 30, 2016 and 2015, respectively, and $2.4 million and $1.2 million in the six months ended June 30, 2016 and 2015, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. During the three and six months ended June 30, 2016, the Company recorded $3.6 million and $5.8 million, respectively, of fair value inventory step-up charges in Cost of sales associated with the completed 2016 acquisition.
2016 Acquisitions
On March 16, 2016, the Company acquired the stock of Akron Brass Holding Corporation (“Akron Brass”), a producer of a large array of engineered life–safety products for the safety and emergency response markets, which includes apparatus valves, monitors, nozzles, specialty lighting, electronic vehicle–control systems and firefighting hand tools. The business was acquired to complement and create synergies with our existing Hale, Class 1, and Godiva businesses. Headquartered in Wooster, Ohio, Akron Brass had annual revenues in its most recent fiscal year of approximately $120 million and operates in our Fire & Safety/Diversified Products segment. Akron Brass was acquired for cash consideration of $221.6 million. The purchase price was funded with borrowings under the Company’s revolving facilities. Goodwill and intangible assets recognized as part of the transaction were $123.9 million and $90.4 million, respectively. The goodwill is not deductible for tax purposes.
The Company made an initial allocation of the purchase price for the Akron Brass acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. As the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, we will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period, as required.
The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, is as follows:

Total
Current assets, net of cash acquired	$44,887
Property, plant and equipment	12,452
Goodwill	123,855
Intangible assets	90,400
Total assets acquired	271,594
Current liabilities	(6,757)
Deferred income taxes	(36,836)
Other noncurrent liabilities	(6,445)
Net assets acquired	$221,556
Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Of the $90.4 million of acquired intangible assets, $28.8 million was assigned to the Akron Brass trade name and is not subject to amortization. The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Trade names	$4,200	15
Customer relationships	44,800	14
Unpatented technology	12,600	9
Amortized intangible assets	61,600
Indefinite lived - Akron Brass trade name	28,800
Total acquired intangible assets	$90,400
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
On June 10, 2015, the Company acquired the stock of Alfa Valvole, S.r.l (“Alfa”), a leader in the design, manufacture and sale of specialty valve products for use in the chemical, petro-chemical, energy and sanitary markets. The business was acquired to expand our valve capabilities. Located in Casorezzo, Italy, Alfa operates in our Fluid & Metering Technologies segment. Alfa was acquired for cash consideration of $112.6 million (€99.8 million). The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $69.6 million and $32.1 million, respectively. The $69.6 million of goodwill is not deductible for tax purposes.
On July 1, 2015, the Company acquired the membership interests of CiDRA Precision Services, LLC (“CPS”), a leader in the design, manufacture and sale of microfluidic components serving the life science, health and industrial markets. The business was acquired to provide a critical building block to our emerging microfluidic and nanofludics capabilities. Located in Wallingford, Connecticut, CPS operates within our Health & Sciences Technologies segment. CPS was acquired for an aggregate purchase price of $24.2 million, consisting of $19.5 million in cash and contingent consideration valued at $4.7 million as of the opening balance sheet date. The contingent consideration was based on the achievement of financial objectives during the 12-month period following the close. Based on potential outcomes, the undiscounted amount of all the future payments that the Company could have been required to make under the contingent consideration arrangement was between $0 and $5.5 million. During the six months ended June 30, 2016, the Company re-evaluated the contingent consideration arrangement and fully reversed the $4.7 million liability based on CPS’s actual operating results from July 1, 2015 to June 30, 2016. The reversal was recognized as a benefit within Selling, general and administrative expenses of $1.0 million and $4.7 million during the three and six months ended June 30, 2016, respectively. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $9.7 million and $12.3 million, respectively. The $9.7 million of goodwill is deductible for tax purposes.
On December 1, 2015 the Company acquired the assets of a complementary product line within our Fluid & Metering Technologies segment. The purchase price and goodwill associated with this transaction were $1.9 million and $0.7 million, respectively.
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
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the water and wastewater industries. The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, semiconductor, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, valves, monitors, nozzles, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.
Information on the Company’s business segments is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for as if the sales were to third parties.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales
Fluid & Metering Technologies
External customers	$221,635	$214,983	$433,344	$432,915
Intersegment sales	175	310	309	626
Total group sales	221,810	215,293	433,653	433,541
Health & Science Technologies
External customers	186,453	188,046	372,704	365,796
Intersegment sales	115	359	207	1,729
Total group sales	186,568	188,405	372,911	367,525
Fire & Safety/Diversified Products
External customers	141,608	111,852	246,220	218,368
Intersegment sales	3	89	9	195
Total group sales	141,611	111,941	246,229	218,563
Intersegment elimination	(293)	(758)	(525)	(2,550)
Total net sales	$549,696	$514,881	$1,052,268	$1,017,079
Operating income
Fluid & Metering Technologies	$53,865	$51,857	$105,266	$107,755
Health & Science Technologies	41,125	42,060	81,824	79,517
Fire & Safety/Diversified Products	34,116	31,482	59,520	58,644
Corporate office and other	(16,130)	(15,490)	(31,077)	(34,250)
Total operating income	112,976	109,909	215,533	211,666
Interest expense	11,205	10,584	21,694	21,181
Other (income) expense - net	(1,874)	827	(2,618)	(896)
Income before income taxes	$103,645	$98,498	$196,457	$191,381

	June 30, 2016	December 31, 2015
Assets
Fluid & Metering Technologies	$1,118,917	$1,125,266
Health & Science Technologies	1,110,302	1,108,302
Fire & Safety/Diversified Products	753,491	448,867
Corporate office	126,646	123,008
Total assets	$3,109,356	$2,805,443

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
Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	75,690	77,466	75,719	77,731
Dilutive effect of stock options, restricted stock, performance share units and DCUs	984	831	968	845
Diluted weighted average common shares outstanding	76,674	78,297	76,687	78,576
Options to purchase approximately 1.0 million and 1.3 million shares of common stock for the three and six months ended June 30, 2016, respectively, and 0.9 million shares of common stock for both the three and six months ended June 30, 2015 were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

5.    Inventories
The components of inventories as of June 30, 2016 and December 31, 2015 were:

	June 30, 2016	December 31, 2015
Raw materials and component parts	$163,302	$141,671
Work in process	34,321	32,387
Finished goods	60,036	65,066
Total	$257,659	$239,124
Inventories are stated at the lower of cost or market. Cost, which includes material, labor and factory overhead, is determined on a FIFO basis.

6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2016, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2015	$584,770	$590,605	$221,154	$1,396,529
Foreign currency translation and other	1,534	(4,344)	352	(2,458)
Acquisitions	—	—	123,855	123,855
Acquisition adjustments	(1,623)	—	—	(1,623)
Balance at June 30, 2016	$584,681	$586,261	$345,361	$1,516,303
ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. The Company did not consider there to be any triggering events that would require an interim impairment assessment, therefore none of the goodwill or other acquired intangible assets with indefinite lives were tested for impairment during the six months ended June 30, 2016. Based on the results of our annual impairment test at October 31, 2015, all reporting units had a fair value that was more than 70% greater than the carrying value, except for our IDEX Optics and Photonics (“IOP”) and Valves reporting units. Our IOP reporting unit had a fair value that was approximately 20% in excess

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

of the carrying value and our Valves reporting unit had a fair value near its carrying value as a result of the formation of this reporting unit in conjunction with our Alfa acquisition in June 2015.

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets at June 30, 2016 and December 31, 2015:

	At June 30, 2016				At December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$10,298	$(6,633)	$3,665	11	$10,202	$(6,175)	$4,027
Trade names	114,307	(42,155)	72,152	16	110,658	(38,696)	71,962
Customer relationships	301,507	(157,907)	143,600	11	257,071	(144,134)	112,937
Non-compete agreements	—	—	—	3	794	(775)	19
Unpatented technology	91,129	(47,751)	43,378	10	78,562	(42,745)	35,817
Other	6,539	(5,899)	640	10	6,554	(5,579)	975
Total amortized intangible assets	523,780	(260,345)	263,435		463,841	(238,104)	225,737
Indefinite lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		—	—	—
Total intangible assets	$614,680	$(260,345)	$354,335		$525,941	$(238,104)	$287,837
The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired. In the first six months of 2016, there were no triggering events or changes that would have required a review. Based on the results of our annual impairment test at October 31, 2015, the fair value of the Banjo trade name was greater than 20% in excess of the carrying value.
The Akron Brass trade name is an indefinite lived intangible asset that was generated as a result of the Akron Brass acquisition in March 2016.
Amortization of intangible assets was $12.3 million and $10.2 million for the three months ended June 30, 2016 and 2015, respectively. Based on the intangible asset balances as of June 30, 2016, amortization expense is expected to approximate $21.4 million for the remaining six months of 2016, $34.4 million in 2017, $25.6 million in 2018, $24.0 million in 2019 and $23.3 million in 2020.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

7.    Accrued Expenses
The components of accrued expenses as of June 30, 2016 and December 31, 2015 were:

	June 30, 2016	December 31, 2015
Payroll and related items	$56,468	$67,209
Management incentive compensation	10,731	12,599
Income taxes payable	13,101	3,836
Insurance	9,265	9,505
Warranty	6,036	7,936
Deferred revenue	11,820	9,885
Restructuring	2,379	6,636
Liability for uncertain tax positions	4,113	3,498
Accrued interest	1,824	1,230
Contingent consideration for acquisition	—	4,705
Other	25,671	26,633
Total accrued expenses	$141,408	$153,672

8.    Other Noncurrent Liabilities
The components of other noncurrent liabilities as of June 30, 2016 and December 31, 2015 were:

	June 30, 2016	December 31, 2015
Pension and retiree medical obligations	$86,182	$76,190
Liability for uncertain tax positions	3,518	4,252
Deferred revenue	2,041	3,763
Other	15,772	18,160
Total other noncurrent liabilities	$107,513	$102,365

9.    Borrowings
Borrowings at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Revolving Facility	$210,000	$195,000
4.5% Senior Notes, due December 2020	300,000	300,000
4.2% Senior Notes, due December 2021	350,000	350,000
3.2% Senior Notes, due June 2023	100,000	—
3.37% Senior Notes, due June 2025	100,000	—
Other borrowings	1,654	2,436
Total borrowings	1,061,654	847,436
Less current portion	1,233	1,087
Less deferred debt issuance costs	4,778	5,203
Less unaccreted debt discount	1,318	1,439
Total long-term borrowings	$1,054,325	$839,707

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

On June 13, 2016, the Company completed a private placement of $100 million aggregate principal amount of 3.20% Senior Notes due June 13, 2023 and $100 million aggregate principal amount of 3.37% Senior Notes due June 13, 2025 (collectively, the “Notes”) pursuant to a Note Purchase Agreement, dated June 13, 2016 (the “Purchase Agreement”). Each series of Notes bears interest at the stated amount per annum, which is payable semi-annually in arrears on each June 13th and December 13th. The Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other unsecured, unsubordinated debt. The Company may at any time prepay all, or any portion of the Notes; provided that such portion is greater than 5% of the aggregate principal amount of Notes then outstanding. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole amount. In addition, the Company may repurchase Notes by making an offer to all holder of the Notes, subject to certain conditions.
The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, incur indebtedness, create liens, transact with affiliates and engage in certain mergers or consolidations or other change of control transactions. In addition, the Company must comply with a leverage ratio and interest coverage ratio, as further described below, and the Purchase Agreement also limits the outstanding principal amount of priority debt that may be incurred by the Company to 15% of consolidated assets. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all of the outstanding Notes will become due and payable immediately without further action or notice. In the case of payment event of default, any holder of the Notes affected thereby may declare all the Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of Notes may declare all of the Notes to be due and payable immediately.
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
The Credit Agreement consists of a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $700 million, with a final maturity date of June 23, 2020. The maturity date may be extended under certain conditions for an additional one-year term. Up to $75 million of the Revolving Facility is available for the issuance of letters of credit. Additionally, up to $50 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.
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
Borrowings under the Credit Agreement bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at June 30, 2016, the applicable margin was 1.10%, resulting in an interest rate of 1.56% at June 30, 2016. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months.
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
At June 30, 2016, $210.0 million was outstanding under the Revolving Facility, with $7.9 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at June 30, 2016 of approximately $482.1 million.
Other borrowings of $1.7 million at June 30, 2016 consisted primarily of debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at rates ranging from 0.6% to 2.8% per annum.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At June 30, 2016, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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
The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. See Note 13 for the amount of loss reclassified into income for interest rate contracts for the six months ended June 30, 2016 and 2015. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change.

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date. As of June 30, 2016, the Company did not have any interest rate contracts outstanding.
In 2010 and 2011, the Company entered into two separate forward starting interest rate contracts in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year term of the debt instruments. Approximately $6.7 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at June 30, 2016 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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
The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheets at June 30, 2016 and December 31, 2015:

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Basis of Fair Value Measurements
	Balance at June 30, 2016	Level 1	Level 2	Level 3
Money market investment	$24,793	$24,793	$—	$—
Available for sale securities	5,358	5,358	—	—

	Basis of Fair Value Measurements
	Balance at December 31, 2015	Level 1	Level 2	Level 3
Money market investment	$21,931	$21,931	$—	$—
Available for sale securities	4,794	4,794	—	—
Contingent consideration	(4,705)	—	—	(4,705)
There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2016 or the year ended December 31, 2015.
In determining the fair value of the contingent consideration potentially due on the acquisition of CPS, the Company used probability weighted estimates of EBITDA during the earn-out period. The $4.7 million represented management’s best estimate of the liability as of the opening balance sheet date and December 31, 2015, based on a range of outcomes of CPS’s 12 month operating results, from July 1, 2015 to June 30, 2016. During the six months ended June 30, 2016, the Company re-evaluated the contingent consideration arrangement and fully reversed the $4.7 million liability based on CPS’s actual operating results from July 1, 2015 to June 30, 2016. The reversal was recognized as a benefit within Selling, general and administrative expenses and amounted to $1.0 million and $4.7 million during the three and six months ended June 30, 2016, respectively.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At June 30, 2016, the fair value of the outstanding indebtedness under our Revolving Facility, 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $1,105.7 million compared to the carrying value of $1,058.7 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

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
Restructuring accruals of $2.4 million and $6.6 million at June 30, 2016 and December 31, 2015, respectively, are recorded in Accrued expenses in the Consolidated Balance Sheets. Severance benefits are expected to be paid in the next nine months using cash from operations. The changes in the restructuring accrual for the six months ended June 30, 2016 are as follows:

Restructuring
Balance at January 1, 2016	$6,636
Payments, utilization and other	(4,257)
Balance at June 30, 2016	$2,379

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

13.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(27,043)	$—	$(27,043)	$23,743	$—	$23,743
Pension and other postretirement adjustments	912	(321)	591	1,215	(395)	820
Reclassification adjustments for derivatives	1,719	(626)	1,093	1,767	(641)	1,126
Total other comprehensive income (loss)	$(24,412)	$(947)	$(25,359)	$26,725	$(1,036)	$25,689

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(10,826)	$—	$(10,826)	$(32,894)	$—	$(32,894)
Pension and other postretirement adjustments	1,905	(643)	1,262	2,390	(790)	1,600
Reclassification adjustments for derivatives	3,443	(1,253)	2,190	3,539	(1,283)	2,256
Total other comprehensive income (loss)	$(5,478)	$(1,896)	$(7,374)	$(26,965)	$(2,073)	$(29,038)

The following table summarizes the amounts reclassified from accumulated other comprehensive income to net income during the six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pension and other postretirement plans
Amortization of service cost	$912	$1,215	$1,905	$2,390
Total before tax	912	1,215	1,905	2,390
Provision for income taxes	(321)	(395)	(643)	(790)
Total net of tax	$591	$820	$1,262	$1,600
Derivatives
Reclassification adjustments	$1,719	$1,767	$3,443	$3,539
Total before tax	1,719	1,767	3,443	3,539
Provision for income taxes	(626)	(641)	(1,253)	(1,283)
Total net of tax	$1,093	$1,126	$2,190	$2,256

The Company recognizes net periodic benefit cost in both Selling, general and administrative expenses and Cost of sales, depending on the functional area of the underlying employees included in the plans.

14.    Common and Preferred Stock
On December 1, 2015, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the six months ended June 30, 2016, the Company purchased a total of 726 thousand shares at a cost of $53.9 million, of which $0.2 million was settled in July 2016. During the six months ended June 30, 2015, the Company purchased 1.5 million shares at a cost of $113.3 million, of which $2.3 million was settled in July 2015. As of June 30, 2016, the amount of share repurchase authorization remaining is $581.1 million.
At June 30, 2016 and December 31, 2015, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at June 30, 2016 or December 31, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average fair value of option grants	$20.60	$19.49	$18.41	$20.39
Dividend yield	1.63%	1.65%	1.70%	1.42%
Volatility	29.62%	29.87%	29.71%	29.94%
Risk-free forward interest rate	0.60% - 2.56%	0.26% - 3.11%	0.53% - 2.50%	0.23% - 2.75%
Expected life (in years)	5.91	5.90	5.91	5.90
Total compensation cost for stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of goods sold	$143	$124	$262	$350
Selling, general and administrative expenses	1,511	1,494	3,806	3,690
Total expense before income taxes	1,654	1,618	4,068	4,040
Income tax benefit	(526)	(502)	(1,286)	(1,269)
Total expense after income taxes	$1,128	$1,116	$2,782	$2,771
A summary of the Company’s stock option activity as of June 30, 2016, and changes during the six months ended June 30, 2016, are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,266,433	$54.05	6.58	$51,918,028
Granted	549,815	74.80
Exercised	(393,142)	43.03
Forfeited	(64,874)	71.49
Outstanding at June 30, 2016	2,358,232	$60.25	7.12	$51,540,880
Vested and expected to vest as of June 30, 2016	2,204,293	$59.23	6.98	$50,424,569
Exercisable at June 30, 2016	1,211,400	$47.70	5.52	$41,674,285

Restricted Stock
Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of June 30, 2016, and changes during the six months ended June 30, 2016, are presented as follows:

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2016	272,755	$65.90
Granted	60,120	75.01
Vested	(100,972)	51.41
Forfeited	(13,420)	73.83
Unvested at June 30, 2016	218,483	$74.61
Dividends are paid on restricted stock awards and whose fair value is equal to the market price of the Company’s stock at the date of the grant.

Total compensation cost for restricted shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of goods sold	$133	$94	$261	$255
Selling, general and administrative expenses	968	1,256	2,498	3,513
Total expense before income taxes	1,101	1,350	2,759	3,768
Income tax benefit	(324)	(365)	(837)	(1,054)
Total expense after income taxes	$777	$985	$1,922	$2,714

Cash-Settled Restricted Stock
The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. A summary of the Company’s unvested cash-settled restricted stock activity as of June 30, 2016, and changes during the six months ended June 30, 2016, are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2016	110,860	$76.61
Granted	39,450	82.10
Vested	(35,750)	72.41
Forfeited	(7,340)	82.10
Unvested at June 30, 2016	107,220	$82.10
Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of goods sold	$131	$226	$320	$544
Selling, general and administrative expenses	461	485	961	925
Total expense before income taxes	592	711	1,281	1,469
Income tax benefit	(86)	(107)	(184)	(224)
Total expense after income taxes	$506	$604	$1,097	$1,245

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
 A summary of the Company’s performance share unit activity as of June 30, 2016, and changes during the six months ended June 30, 2016, are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2016	146,275	$94.80
Granted	85,130	111.42
Vested	—	—
Forfeited	(1,065)	94.74
Unvested at June 30, 2016	230,340	$100.95
Performance share units that vested on December 31, 2015 resulted in 87,600 shares issued in February 2016.
Total compensation cost for performance share units is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	1,815	1,183	3,496	2,525
Total expense before income taxes	1,815	1,183	3,496	2,525
Income tax benefit	(633)	(408)	(1,168)	(838)
Total expense after income taxes	$1,182	$775	$2,328	$1,687
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.
As of June 30, 2016, there was $14.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, $10.4 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years, and $10.1 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.1 years.

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

	Pension Benefits
	Three Months Ended June 30,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$294	$304	$376	$376
Interest cost	747	355	937	433
Expected return on plan assets	(1,175)	(220)	(1,248)	(280)
Net amortization	827	243	855	470
Net periodic benefit cost	$693	$682	$920	$999

	Pension Benefits
	Six Months Ended June 30,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$588	$603	$751	$757
Interest cost	1,494	705	1,875	868
Expected return on plan assets	(2,350)	(439)	(2,496)	(556)
Net amortization	1,654	481	1,679	929
Net periodic benefit cost	$1,386	$1,350	$1,809	$1,998

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$181	$169	$313	$338
Interest cost	224	209	398	418
Net amortization	(154)	(111)	(308)	(219)
Net periodic benefit cost	$251	$267	$403	$537
The Company previously disclosed in its financial statements for the year ended December 31, 2015, that it expected to contribute approximately $6.1 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2016. As of June 30, 2016, the Company now expects to contribute $5.4 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2016. The Company contributed a total of $2.2 million during the first six months of 2016 to fund these plans.
17.    Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on its financial condition, results of operations or cash flows.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

18.    Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $27.9 million in the second quarter of 2016 from $28.9 million in the same period of 2015. The effective tax rate decreased to 26.9% for the second quarter of 2016 compared to 29.4% in the same period of 2015 due to the early adoption of ASU 2016-09 and the related tax effects of share based payments now recognized in income, the enactment of the Protecting Americans from Tax Hikes Act of 2015 on December 18, 2015 which, beginning in 2015, permanently extended the U.S. Research and Development credit, as well as the mix of global pre-tax income among jurisdictions.

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $52.6 million in the six months ended June 30, 2016 from $55.8 million in the same period of 2015. The effective tax rate decreased to 26.8% for the six months ended June 30, 2016 compared to 29.2% in the same period of 2015 due to the mix of global pre-tax income among jurisdictions. Additionally, the effective tax rate for the current year period was favorably impacted by the early adoption of ASU 2016-09 and the related tax effects of share based payments now recognized in income and the effective tax rate for the comparable period of the prior year was favorably impacted by the enactment of the Protecting Americans from Tax Hikes Act of 2015 on December 18, 2015 which, beginning in 2015, permanently extended the U.S. Research and Development credit.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $4.1 million.

19.    Subsequent Events
On July 1, 2016, the Company announced the acquisition of AWG Fittings GmbH (“AWG”), for cash consideration of approximately $51 million (€46 million). AWG, located in Ballendorf, Germany, produces a large array of engineered-life safety products for the safety and emergency response markets, including apparatus valves, monitors, nozzles, and hydraulic rescue tools. AWG has annual revenues of approximately $40 million and will operate within our Fire & Safety/Diversified Products segment.
On July 28, 2016, the Company entered into a definitive agreement to acquire SFC-Koenig AG (“SFC”) for cash consideration based on an enterprise value of approximately $240 million (€217 million), subject to certain customary post-closing adjustments. SFC offers solutions for quick and reliable metal-to-metal sealing and flow control applications. With its wide product range of bore diameters and pressure ranges, SFC is a solution provider for the transportation, hydraulics, aerospace and medical industries. Located in Dietikon, Switzerland, SFC has annual revenues of approximately $63 million (€57 million) and will operate within our Health & Science Technologies segment. The transaction is expected to close in approximately 30 to 45 days, subject to regulatory approvals and customary closing conditions.

On July 29, 2016, the Company entered into a definitive agreement to sell its shares of Melles Griot KK, based in Tamagawa, Japan, in an all cash transaction for approximately $19 million (¥2 billion) on a cash-free, debt-free basis, subject to certain customary post-closing adjustments. The results of Melles Griot KK were reported within the Health & Science Technologies segment and Melles Griot KK generated revenues of approximately $19 million in 2015. The transaction is expected to close by the end of the third quarter, subject to customary closing conditions.

On July 29, 2016, the Company entered into a definitive agreement and completed the sale of its Hydra-Stop product line, based in Burr Ridge, IL, for cash consideration of $15 million, subject to customary post-closing adjustments, and contingent consideration of up to $2 million based on financial objectives for net sales in 2016 and 2017. The results of the product line were reported within the Fluid & Metering Technologies segment and the product line generated revenues of approximately $11 million in 2015.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Under the Private Securities Litigation Reform Act
This quarterly report on Form 10-Q, including the “Overview and Outlook” and the “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, capital expenditures, acquisitions, cost reductions, cash flow, revenues, earnings, market conditions, global economies and operating improvements, and are indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries - all of which could have a material impact on order rates and IDEX’s results, particularly in light of the low levels of order backlogs it typically maintains; its ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the company operates; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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
The Company has three reportable business segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”). Within our three reportable segments, the Company maintains fifteen platforms where we focus on organic growth and strategic acquisitions. Each of our fifteen platforms is also a reporting unit, where we annually test goodwill for impairment.
The Fluid & Metering Technologies segment contains the Energy (comprised of Corken, Faure Herman, Liquid Controls, SAMPI and Toptech), Valves (comprised of Alfa Valvole), Water (comprised of Pulsafeeder, Knight, ADS, IETG, and iPEK), Industrial (comprised of Richter, Viking, Aegis, Warren Rupp, and Trebor), and Agricultural (comprised of Banjo) platforms. The Health & Science Technologies segment contains the IDEX Optics & Photonics (comprised of CVI Melles Griot, Semrock, and AT Films), Scientific Fluidics (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch, ERC, and CiDRA Precision Services), Material Processing Technologies (comprised of Quadro, Fitzpatrick, Microfluidics, and Matcon), Sealing Solutions (comprised of PPE, FTL, and Novotema), Micropump, and Gast platforms. The Fire & Safety/Diversified Products segment is comprised of the Dispensing, Rescue (comprised of Lukas, Vetter, Hurst Jaws of Life, and Dinglee), Band-It, and Fire Suppression (comprised of Class 1, Hale, Akron Brass, and Godiva) platforms.
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

The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, valves, monitors, nozzles, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.
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
This report references organic sales, a non-GAAP measure, that refers to sales calculated according to U.S. GAAP but excluding amounts from acquired or divested businesses during the first twelve months after acquisition or divestiture and the impact of foreign currency translation. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because the nature, size, and number can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.
In addition, this report references EBITDA. EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense at recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of performance of businesses across our three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within our industry. EBITDA is also used to calculate certain financial covenants, as discussed in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”
Organic sales have been reconciled to Net sales and EBITDA has been reconciled to Net income in Item 2 under the heading “Non-GAAP Disclosures.” The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that we do not allocate consolidated interest expense or the consolidated provision for income taxes to our segments.
The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP, and the financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.
Some of our key financial results for the three months ended June 30, 2016 when compared to the same period from the prior year are as follows:

•	Sales of $550 million increased 7%; organic sales (which excludes acquisitions, divestitures and foreign currency translation) were down 1%.

•	Operating income of $113 million increased 3%.

•	Net income increased 9% to $76 million or 14% of sales.

•	EBITDA of $137 million was 25% of sales and covered interest expense by more than 12 times.

•	Diluted EPS of $0.99 increased 10 cents, or 11%.
Some of our key financial results for the six months ended June 30, 2016 when compared to the same period from the prior year are as follows:

•	Sales of $1.1 billion increased 3%; organic sales (which excludes acquisitions, divestitures and foreign currency translation) were down 2%.

•	Operating income of $216 million increased 2%.

•	Net income increased 6% to $144 million or 14% of sales.

•	EBITDA of $260 million was 25% of sales and covered interest expense by nearly 12 times.

•	Diluted EPS of $1.87 increased 15 cents, or 9%.

Given the Company’s current outlook, we are projecting third quarter 2016 EPS in the range of $0.90 to $0.92 with full year 2016 EPS of $3.70 to $3.75. This guidance anticipates flat organic growth for the year with operating margin between 20.5 and 21.0 percent.

Results of Operations
The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2016 and 2015. Segment operating income and EBITDA excludes unallocated corporate operating expenses of $16.1 million and $15.5 million for the three months ended June 30, 2016 and 2015, respectively, and $31.1 million and $34.3 million for the six months ended June 30, 2016 and 2015, respectively.

Consolidated Results for the Three Months Ended June 30, 2016 Compared with the Same Period of 2015

(In thousands)	Three Months Ended June 30,
	2016	2015
Net sales	$549,696	$514,881
Operating income	112,976	109,909
Operating margin	20.6%	21.3%
For the second quarter of 2016, Fluid & Metering Technologies contributed 40% of sales, 42% of operating income and 40% of EBITDA; Health & Science Technologies accounted for 34% of sales, 32% of operating income and 35% of EBITDA; and Fire & Safety/Diversified Products represented 26% of sales, 26% of operating income and 25% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.
Sales in the three months ended June 30, 2016 were $549.7 million, a 7% increase from the comparable period last year. This increase reflects an 8% increase from acquisitions (Novotema - June 2015, Alfa - June 2015, CPS - July 2015 and Akron Brass - March 2016) and a 1% decrease in organic sales. Sales to customers outside the U.S. represented approximately 50% of total sales in the second quarter of 2016 compared to 51% during the same period in 2015.
Gross profit of $244.1 million in the second quarter of 2016 increased $12.4 million, or 5%, from the same period in 2015. Gross margin of 44.4% in the second quarter of 2016 decreased 60 basis points from 45.0% during the same period in 2015. The decrease in gross margin is primarily due to a $3.6 million fair value inventory step-up charge related to the Akron Brass acquisition.
Selling, general and administrative expenses increased to $131.1 million in the second quarter of 2016 from $121.7 million during the same period of 2015. The increase is primarily related to $9.7 million of incremental costs from acquisitions, partially offset by the $1.0 million reversal of contingent consideration from a 2015 acquisition. As a percentage of sales, selling, general and administrative expenses were 23.8% for the second quarter of 2016, up 10 basis points from the 23.7% for the same period of 2015.
Operating income of $113.0 million, in the second quarter of 2016, was up from the $109.9 million recorded during the same period in 2015, while operating margin of 20.6% for the second quarter of 2016, was down compared to 21.3% recorded during the same period in 2015. The increase in operating income was primarily due to the incremental impact of acquisitions. The decrease in operating margin was primarily due to a $3.6 million fair value inventory step-up charge related to the Akron Brass acquisition, partially offset by the $1.0 million benefit from the reversal of the remaining contingent consideration related to a 2015 acquisition.
Interest expense of $11.2 million in the second quarter of 2016 was up from $10.6 million in 2015 primarily as a result of higher borrowings outstanding on the Revolving Facility and the Notes.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $27.9 million for the second quarter of 2016 decreased compared to $28.9 million recorded in the same period of 2015. The effective tax rate decreased to 26.9% for the second quarter of 2016 compared to 29.4% in the same period of 2015 due to the early adoption of ASU 2016-09 and the related tax effects of share based payments now recognized in income, the enactment of the Protecting Americans from Tax Hikes Act of 2015 on December 18, 2015 which, beginning in 2015, permanently extended the U.S. Research and Development credit, as well as the mix of global pre-tax income among jurisdictions.
Net income in the second quarter of 2016 of $75.8 million increased from $69.6 million during the same period of 2015. Diluted earnings per share in the second quarter of 2016 of $0.99 increased $0.10, or 11%, compared with the same period in 2015.

Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended June 30,
	2016	2015
Net sales	$221,810	$215,293
Operating income	53,865	51,857
Operating margin	24.3%	24.1%
Sales of $221.8 million increased $6.5 million, or 3%, in the second quarter of 2016 compared with the same period of 2015. This reflects a 1% increase in organic sales and a 2% increase from an acquisition (Alfa - June 2015). In the second quarter of 2016, sales decreased 2% domestically and increased 9% internationally compared to the same period in 2015. Sales to customers outside the U.S. were approximately 46% of total segment sales during the second quarter of 2016 and 2015.
Sales increased in our Energy platform in the second quarter of 2016 compared to the same period of 2015 primarily due to large international projects. Sales within our Industrial platform decreased compared to the second quarter of 2015 due to continued softness in the North American industrial distribution market driven by oil & gas end markets, mining end markets and lower project volume. Sales increased slightly in the Water platform compared to the second quarter of 2015, due to an increase in U.S. municipal service revenue partially offset by slowing demand in the United Kingdom. Sales within the Agricultural platform decreased compared to the second quarter of 2015 due to softness in OEM markets. Sales in the Valve platform increased as a result of the Alfa acquisition in June 2015 and thus only had sales during a portion of the prior year quarter.
Operating income and operating margin of $53.9 million and 24.3%, respectively, were higher than the $51.9 million and 24.1% recorded in the second quarter of 2015, primarily due to higher volume within the Energy platform and the prior year acquisition of Alfa.
Health & Science Technologies Segment

(In thousands)	Three Months Ended June 30,
	2016	2015
Net sales	$186,568	$188,405
Operating income	41,125	42,060
Operating margin	22.0%	22.3%
Sales of $186.6 million decreased $1.8 million, or 1%, in the second quarter of 2016 compared with the same period in 2015. This reflects a 2% decrease in organic revenue, a 2% increase from acquisitions (Novotema - June 2015 and CPS - July 2015) and 1% unfavorable foreign currency translation. In the second quarter of 2016, sales decreased 4% domestically and increased 1% internationally. Sales to customers outside the U.S. were approximately 54% of total segment sales in the second quarter of 2016 and 2015.
Sales within our Material Processing Technologies platform increased compared to the second quarter of 2015 primarily due to the delivery of large capital projects in the pharmaceutical industries. Sales increased compared to the second quarter of 2015 within our Scientific Fluidics platform due to strong demand in the in-vitro diagnostic and bio end markets as well as the CPS acquisition, partially offset by the July 2015 disposition of our Ismatec product line. Sales within our Sealing Solutions platform increased compared to the second quarter of 2015 due to the acquisition of Novotema and strength in semi-conductor markets, partially offset by continued softness in the oil & gas and heavy equipment markets. Sales within our Optics and Photonics platform decreased compared to the second quarter of 2015 due to weakness in the the optical systems & shutters and laser optics end markets. Sales within our Gast platform decreased compared to the second quarter of 2015 due to continued softness in the North American industrial markets. Sales within our Micropump platform decreased compared to the second quarter of 2015 as a result of a slowdown within the printing end market partially offset by continued strength in the medical end market.
Operating income and operating margin of $41.1 million and 22.0%, respectively, in the second quarter of 2016 were down from the $42.1 million and 22.3% recorded in the same period of 2015, primarily due to decreased volume in the more industrially exposed portions of the segment.

Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended June 30,
	2016	2015
Net sales	$141,611	$111,941
Operating income	34,116	31,482
Operating margin	24.1%	28.1%
Sales of $141.6 million increased $29.7 million, or 27%, in the second quarter of 2016 compared with the same period in 2015. This reflects a 1% decrease in organic revenue and 28% increase from acquisitions (Akron Brass - March 2016). In the second quarter of 2016, sales increased 35% domestically and 19% internationally. Sales to customers outside the U.S. were approximately 50% of total segment sales in the second quarter of 2016 compared to 57% in the same period of 2015. The change in sales mix to customers outside the U.S. in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to the acquisition of Akron Brass.
Sales within our Dispensing platform increased compared to the second quarter of 2015 due to strong X-Smart sales in Asia and continued strength in deliveries to North American retailers. Sales within our Band-It platform decreased compared to the second quarter of 2015 due to declines of upstream oil & gas sales as well as North American industrial, partially offset by strength in automotive end markets. Sales within our Fire Suppression platform increased due to the acquisition of Akron Brass. Sales within our Rescue platform were down compared to 2015 primarily due to project delays in Asian markets.
Operating income of $34.1 million in the second quarter of 2016 was higher than $31.5 million in the second quarter of 2015 due to increased volume within our Dispensing platform and the Akron Brass acquisition. Operating margin of 24.1% in the second quarter of 2016 was lower than the 28.1% recorded in the second quarter of 2015 primarily due to the fair value inventory step-up charge related to the Akron Brass acquisition.
Consolidated Results for the Six Months Ended June 30, 2016 Compared with the Same Period of 2015

(In thousands)	Six Months Ended June 30,
	2016	2015
Net sales	$1,052,268	$1,017,079
Operating income	215,533	211,666
Operating margin	20.5%	20.8%
For the six months ended June 30, 2016, Fluid & Metering Technologies contributed 41% of sales, 43% of operating income and 42% of EBITDA; Health & Science Technologies contributed 36% of sales, 33% of operating income and 36% of EBITDA; and Fire & Safety/Diversified Products contributed 23% of sales, 24% of operating income and 22% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.
Sales in the six months ended June 30, 2016 were $1,052.3 million, which was a 3% increase compared to the same period last year. This reflects a 2% decrease in organic sales, a 6% favorable impact from acquisitions (Alfa - June 2015; Novotema - June 2015; CPS - July 2015; and Akron Brass - March 2016) and 1% unfavorable foreign currency translation. Sales to customers outside the U.S. represented approximately 51% of total sales in the first six months of 2016 and 2015.
Gross profit of $467.4 million in the first six months of 2016 increased $9.7 million, or 2%, from the same period in 2015. Gross margin of 44.4% in the first six months of 2016 decreased 60 basis points from 45.0% during the same period in 2015, primarily due to the fair value inventory step-up charge related to the Akron Brass acquisition.
Selling, general and administrative expenses increased to $251.9 million in the first six months of 2016 from $246.0 million during the same period of 2015. The change is due to $14.6 million of incremental costs from acquisitions, offset by benefits from prior period restructuring, cost controls and a $4.7 million reversal of a contingent consideration from a 2015 acquisition. As a percentage of sales, selling, general and administrative expenses were 23.9% for the first six months of 2016, down 30 basis points compared to 24.2% during the same period of 2015.
Operating income of $215.5 million in the first six months of 2016 was up from the $211.7 million recorded during the same period in 2015, while operating margin of 20.5% was down slightly from 20.8% recorded in the same period of 2015. The increase in operating income was primarily due to the incremental impact of acquisitions. The decrease in operating margin is primarily due to a $5.8 million fair value inventory step-up charge related to the Akron Brass acquisition, partially offset by the $4.7 million benefit from the reversal of the contingent consideration related to a 2015 acquisition.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $52.6 million for the first six months of 2016 decreased compared to $55.8 million recorded in the same period of 2015. The effective tax rate decreased to 26.8% for the first six months of 2016 compared to 29.2% in the same period of 2015 due to the mix of global pre-tax income among jurisdictions. Additionally, the effective tax rate for the current year period was favorably impacted by the early adoption of ASU 2016-09 and the related tax effects of share based payments now recognized in income and the effective tax rate for the comparable period of the prior year was favorably impacted by the enactment of the Protecting Americans from Tax Hikes Act of 2015 on December 18, 2015 which, beginning in 2015, permanently extended the U.S. Research and Development credit.
Net income in the first six months of 2016 of $143.9 million increased from $135.5 million during the same period of 2015. Diluted earnings per share in the first six months of 2016 of $1.87 increased $0.15, or 9%, compared with the same period in 2015.
Fluid & Metering Technologies Segment

(In thousands)	Six Months Ended June 30,
	2016	2015
Net sales	$433,653	$433,541
Operating income	105,266	107,755
Operating margin	24.3%	24.9%
Sales of $433.7 million were flat in the first six months of 2016 compared with the same period of 2015. This reflects a 2% decrease in organic sales and a 3% favorable acquisition impact (Alfa - June 2015) and a 1% unfavorable impact from foreign currency translation. In the first six months of 2016, sales decreased 5% domestically and increased 7% internationally compared to the same period in 2015. Sales to customers outside the U.S. were approximately 45% of total segment sales during the first six months of 2016 and 2015.
Sales within our Energy platform increased in the first six months of 2016 compared to the same period of 2015 primarily due to large international project shipments, an increase in the North American LPG end markets and strength within the aviation market. Sales within our Industrial platform decreased compared to the first six months of 2015 due to declines in the North American industrial distribution market primarily as a result of the continued depression in the oil & gas market, softening of mining end markets and lower project volume. Sales within the Water platform were up slightly compared to the first six months of 2015 due to an increase in municipal spending coupled with the mild winter, partially offset by slowing demand in the United Kingdom. Sales within our Agricultural platform decreased in the first half of 2016 compared to the same period of 2015 due to continued overall softness within OEM markets. Sales in the Valve platform increased as a result of the Alfa acquisition in June 2015 and thus only had sales during a portion of the prior year.
Operating income and operating margins of $105.3 million and 24.3%, respectively, in the first six months of 2016 were lower than the $107.8 million and 24.9%, respectively, recorded in the first six months of 2015, primarily due to lower volume within our energy and agriculture businesses.
Health & Science Technologies Segment

(In thousands)	Six Months Ended June 30,
	2016	2015
Net sales	$372,911	$367,525
Operating income	81,824	79,517
Operating margin	21.9%	21.6%
Sales of $372.9 million increased $5.4 million, or 2%, in the first six months of 2016 compared with the same period in 2015. This reflects a 3% favorable acquisition impact (Novotema - June 2015 and CPS - July 2015) and a 1% unfavorable impact from foreign currency translation. In the first six months of 2016, sales decreased 5% domestically and increased 7% internationally. Sales to customers outside the U.S. were approximately 56% of total segment sales in the first six months of 2016 compared with 54% during the same period in 2015.

Sales within our Material Processing Technologies platform increased compared to the first six months of 2015 due to strength within our Asian markets and the delivery of large capital projects in the pharmaceutical industry. Sales within our Scientific Fluidics platform were up compared to the first six months of 2015 due to strong demand in all primary end markets and the impact of the CPS acquisition, partially offset by the July 2015 disposition of our Ismatec product line. Sales within our Sealing Solutions platform increased compared to the first six months of 2015 due to the Novotema acquisition and strength in the semi-conductor markets, partially offset by the weak heavy equipment market and continued softness in the oil & gas markets. Sales within our Optics and Photonics platform decreased compared to the first six months of 2015 due to weakness in the optical systems & shutters and laser optics end markets, partially offset by stability within semiconductor end markets. Sales within our Gast platform decreased compared to the first six months of 2015 due to declines in the North American industrial distribution markets. Sales within our Micropump platform decreased compared to the first six months of 2015 as a result of a slowdown within the printing end market as well as the industrial distribution market, partially offset by continued strength in the medical end market.
Operating income and operating margin of $81.8 million and 21.9%, respectively, in the first six months of 2016 were up from the $79.5 million and 21.6%, respectively, recorded in the same period of 2015, primarily due to higher volume and productivity improvements within the segment, partially offset by lower volume in the more industrially exposed portions of the segment.
Fire & Safety/Diversified Products Segment

(In thousands)	Six Months Ended June 30,
	2016	2015
Net sales	$246,229	$218,563
Operating income	59,520	58,644
Operating margin	24.2%	26.8%
Sales of $246.2 million increased $27.7 million, or 13%, in the first six months of 2016 compared with the same period in 2015. This reflects a 3% decline in organic revenue, a 17% favorable acquisition impact (Akron Brass - March 2016) and a 1% unfavorable impact from foreign currency translation. In the first six months of 2016, sales increased 15% domestically and 11% internationally, compared with the same period in 2015. Sales to customers outside the U.S. were approximately 52% of total segment sales in the first six months of 2016 compared to 57% during the same period of 2015. The change in sales mix to customers outside the U.S. in the first six months of 2016 compared to the first six months of 2015 was primarily due to the acquisition of Akron Brass.
Sales within our Dispensing platform increased compared to the first six months of 2015 primarily driven by strong X-Smart sales in Asia and continued strength in deliveries to North American retailers. Sales within our Band-It platform decreased compared to the first six months of 2015 primarily due to the decline in upstream oil & gas markets, partially offset by strength within automotive end markets. Sales within our Fire Suppression platform increased compared to the first six months of 2015 due to the Akron Brass acquisition. Sales within our Rescue platform were down compared to 2015 primarily due to project delays in Asian markets.
Operating income of $59.5 million in the first six months of 2016 was higher than the $58.6 million recorded in the same period of 2015 while operating margin of 24.2% recorded in the first six months of 2016 was lower than the 26.8% recorded for the same period of 2015. The lower operating margin was primarily due to the fair value inventory step-up charge related to the Akron Brass acquisition.

Liquidity and Capital Resources
Operating Activities
At June 30, 2016, the Company’s cash and cash equivalents totaled $361.5 million, of which $329.2 million was held outside of the United States. At June 30, 2016, working capital was $671.6 million and the current ratio was 3.3 to 1. Cash flows from operating activities for the first six months of 2016 increased $10.4 million, or 7%, to $158.8 million compared to the first six months of 2015, due to improved working capital performance, lower bonus payments and the early adoption of ASU 2016-09 which no longer requires the excess tax benefit from share-based compensation to be shown as a reduction within cash flows from operating activities, partially offset by higher U.S. federal income tax payments.
Investing Activities
Cash flows used in investing activities for the first six months of 2016 increased $41.3 million to $238.6 million compared to the same period in 2015, primarily due to $221.6 million spent on the acquisition of Akron Brass in 2016 compared to $173.3 spent on the acquisitions of Alfa and Novotema in 2015, partially offset by $6.7 million in lower capital expenditures.

Cash flows provided by operating activities were more than adequate to fund capital expenditures of $17.1 million and $23.8 million in the first six months of 2016 and 2015, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.
Financing Activities
Cash flows provided by financing activities for the first six months was $118.8 million compared to cash flows used in financing activities of $126.1 million in the same period of 2015, primarily as a result of increased borrowings to fund the Akron Brass acquisition, partially offset by lower common stock repurchases.
On June 13, 2016, the Company completed a private placement of $100 million aggregate principal amount of 3.20% Senior Notes due June 13, 2023 and $100 million aggregate principal amount of 3.37% Senior Notes due June 13, 2025 (collectively, the “Notes”) pursuant to a Note Purchase Agreement, dated June 13, 2016 (the “Purchase Agreement”). Each series of Notes bears interest at the stated amount per annum, which is payable semi-annually in arrears on each June 13th and December 13th. The Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other unsecured, unsubordinated debt. The Company may at any time prepay all, or any portion of the Notes; provided that such portion is greater than 5% of the aggregate principal amount of Notes then outstanding. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole amount. In addition, the Company may repurchase Notes by making an offer to all holders of the Notes, subject to certain conditions.
The Credit Agreement consists of the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 23, 2020. At June 30, 2016, there were $210.0 million of outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $7.9 million. The net available borrowing capacity under the Revolving Facility at June 30, 2016, was approximately $482.1 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at June 30, 2016, the applicable margin was 1.10%, resulting in an interest rate of 1.56% at June 30, 2016. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 15 basis points and is payable quarterly.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, which require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At June 30, 2016, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 12.49 to 1 and the leverage ratio was 1.97 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
On December 1, 2015, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the first six months of 2016, the Company purchased a total of 726 thousand shares at a cost of $53.9 million, of which $0.2 million was settled in July 2016. During the six months ended June 30, 2015, the Company purchased 1.5 million shares at a cost of $113.3 million, of which $2.3 million was settled in July 2015. As of June 30, 2016, the amount of share repurchase authorization remaining is $581.1 million.
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

Non-GAAP Disclosures
Set forth below are reconciliations of EBITDA to the comparable measures of net income, as determined in accordance with U.S. GAAP. We have reconciled consolidated EBITDA and segment EBITDA to net income. The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that we do not allocate consolidated interest expense or the consolidated provision for income taxes to our segments.
This report references organic sales, a non-GAAP measure, that refers to sales calculated according to U.S. GAAP but excluding amounts from acquired or divested businesses during the first twelve months after acquisition or divestiture and the impact of foreign currency translation. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because the nature, size, and number can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.
In addition, this report references EBITDA. EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense at recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses performance across our three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within our industry. EBITDA is also used to calculate certain financial covenants, as discussed in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”
The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Reconciliation of EBITDA to Net Income
(in thousands)	Three Months Ended June 30, 2016
	FMT	HST	FSDP	Corporate Office	Total IDEX
Operating income (loss)	$53,865	$41,125	$34,116	$(16,130)	$112,976
- Other (income) expense - net	(47)	(757)	(754)	(316)	(1,874)
+ Depreciation & amortization	7,587	11,020	3,250	318	22,175
EBITDA	61,499	52,902	38,120	(15,496)	137,025
- Interest expense					11,205
- Provision for income taxes					27,886
- Depreciation and amortization					22,175
Net income					$75,759

Net sales (intersegment eliminations)	$221,810	$186,568	$141,611	$(293)	$549,696
Operating margin	24.3%	22.0%	24.1%	n/m	20.6%
EBITDA margin	27.7%	28.4%	26.9%	n/m	24.9%

Reconciliation of EBITDA to Net Income
(in thousands)	Three Months Ended June 30, 2015
	FMT	HST	FSDP	Corporate Office	Total IDEX
Operating income (loss)	$51,857	$42,060	$31,482	$(15,490)	$109,909
- Other (income) expense - net	(10)	661	18	158	827
+ Depreciation & amortization	6,649	10,487	1,529	422	19,087
EBITDA	58,516	51,886	32,993	(15,226)	128,169
- Interest expense					10,584
- Provision for income taxes					28,913
- Depreciation and amortization					19,087
Net income					$69,585

Net sales (intersegment eliminations)	$215,293	$188,405	$111,941	$(758)	$514,881
Operating margin	24.1%	22.3%	28.1%	n/m	21.3%
EBITDA margin	27.2%	27.5%	29.5%	n/m	24.9%

Reconciliation of EBITDA to Net Income
(in thousands)	Six Months Ended June 30, 2016
	FMT	HST	FSDP	Corporate Office	Total IDEX
Operating income (loss)	$105,266	$81,824	$59,520	$(31,077)	$215,533
- Other (income) expense - net	(214)	(1,130)	(844)	(430)	(2,618)
+ Depreciation and amortization	14,843	21,881	4,732	676	42,132
EBITDA	120,323	104,835	65,096	(29,971)	260,283
- Interest expense					21,694
- Provision for income taxes					52,568
- Depreciation and amortization					42,132
Net income					$143,889

Net sales (intersegment eliminations)	$433,653	$372,911	$246,229	$(525)	$1,052,268
Operating margin	24.3%	21.9%	24.2%	n/m	20.5%
EBITDA margin	27.7%	28.1%	26.4%	n/m	24.7%

Reconciliation of EBITDA to Net Income
(in thousands)	Six Month Ended June 30, 2015
	FMT	HST	FSDP	Corporate Office	Total IDEX
Operating income (loss)	$107,755	$79,517	$58,644	$(34,250)	$211,666
- Other (income) expense - net	(812)	530	(844)	230	(896)
+ Depreciation and amortization	13,010	20,695	3,061	831	37,597
EBITDA	121,577	99,682	62,549	(33,649)	250,159
- Interest expense					21,181
- Provision for income taxes					55,842
- Depreciation and amortization					37,597
Net income					$135,539

Net sales (intersegment eliminations)	$433,541	$367,525	$218,563	$(2,550)	$1,017,079
Operating margin	24.9%	21.6%	26.8%	n/m	20.8%
EBITDA margin	28.0%	27.1%	28.6%	n/m	24.6%

Reconciliation of Net Sales to Organic Sales	Three Months Ended June 30, 2016
(in thousands)	FMT	HST	FSDP	IDEX

Change in net sales	3%	(1)%	27%	7%
- Net impact from acquisitions/divestitures	2%	2%	28%	8%
- Impact from foreign currency	—%	(1)%	—%	—%
Organic sales	1%	(2)%	(1)%	(1)%

Reconciliation of Net Sales to Organic Sales	Six Months Ended June 30, 2016
(in thousands)	FMT	HST	FSDP	IDEX

Change in net sales	—%	2%	13%	3%
- Net impact from acquisitions/divestitures	3%	3%	17%	6%
- Impact from foreign currency	(1)%	(1)%	(1)%	(1)%
Organic sales	(2)%	—%	(3)%	(2)%

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
Foreign Currency Exchange Rates
The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar, Japanese Yen, Indian Rupee and Chinese Renminbi. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the cost incurred to produce our products. The effect of transaction gains and losses is reported within other (income) expense-net on the Consolidated Statements of Operations.
Interest Rate Fluctuation
The Company’s interest rate exposure is primarily related to the $1.1 billion of total debt outstanding at June 30, 2016. Approximately 20% of the debt, representing the amount drawn on the Revolving Facility at June 30, 2016, is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $1.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016, that the Company’s disclosure controls and procedures were effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about the Company’s purchases of its common stock during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2016 to April 30, 2016	75,000	$82.69	75,000	$582,969,098
May 1, 2016 to May 31, 2016	—	—	—	582,969,098
June 1, 2016 to June 30, 2016	22,500	84.38	22,500	581,070,594
Total	97,500	$83.08	97,500	$581,070,594

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
Date: August 1, 2016

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
Amended and Restated Article III, Section 13 of the Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.2(a) to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 of IDEX, et al., Registration No. 33-21205, as filed on February 12, 1990)

4.1
Note Purchase Agreement, dated June 13, 2016, between IDEX Corporation and the Purchasers listed in Schedule A thereto (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K filed June 15, 2016, Commission File No. 1-10235)

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Filed herewith