Form 10-Q
period 2016-09-30
IDEX CORP /DE/
filed 2016-10-25
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of October 18, 2016: 76,242,245.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$239,397	$328,018
Receivables, less allowance for doubtful accounts of $8,753 at September 30, 2016 and $7,812 at December 31, 2015	287,329	260,000
Inventories — net	276,013	239,124
Other current assets	54,614	35,542
Total current assets	857,353	862,684
Property, plant and equipment — net	261,092	240,945
Goodwill	1,662,892	1,396,529
Intangible assets — net	462,430	287,837
Other noncurrent assets	18,697	17,448
Total assets	$3,262,464	$2,805,443
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$117,430	$128,911
Accrued expenses	160,816	153,672
Notes payable and current portion of long-term borrowings	1,171	1,087
Dividends payable	25,940	25,927
Total current liabilities	305,357	309,597
Long-term borrowings	1,099,601	839,707
Deferred income taxes	182,688	110,483
Other noncurrent liabilities	120,075	102,365
Total liabilities	1,707,721	1,362,152
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,202,449 shares at September 30, 2016 and 90,151,131 shares at December 31, 2015	902	902
Additional paid-in capital	692,730	679,623
Retained earnings	1,803,060	1,666,680
Treasury stock at cost: 13,907,807 shares at September 30, 2016 and 13,616,592 shares at December 31, 2015	(794,364)	(757,416)
Accumulated other comprehensive income (loss)	(147,585)	(146,498)
Total shareholders’ equity	1,554,743	1,443,291
Total liabilities and shareholders’ equity	$3,262,464	$2,805,443
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$530,356	$503,791	$1,582,624	$1,520,870
Cost of sales	299,467	280,531	884,342	839,954
Gross profit	230,889	223,260	698,282	680,916
Selling, general and administrative expenses	119,965	114,794	371,825	360,784
Restructuring expenses	—	4,723	—	4,723
Loss (gain) on sale of businesses - net	2,067	(18,070)	2,067	(18,070)
Operating income	108,857	121,813	324,390	333,479
Other (income) expense - net	(2,364)	(693)	(4,982)	(1,589)
Interest expense	11,913	10,229	33,607	31,410
Income before income taxes	99,308	112,277	295,765	303,658
Provision for income taxes	29,435	32,772	82,003	88,614
Net income	$69,873	$79,505	$213,762	$215,044

Basic earnings per common share	$0.92	$1.03	$2.81	$2.77
Diluted earnings per common share	$0.91	$1.02	$2.78	$2.75

Share data:
Basic weighted average common shares outstanding	75,819	76,831	75,753	77,431
Diluted weighted average common shares outstanding	76,880	77,646	76,742	78,266
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$69,873	$79,505	$213,762	$215,044
Other comprehensive income (loss)
Reclassification adjustments for derivatives, net of tax	1,082	1,114	3,272	3,370
Pension and other postretirement adjustments, net of tax	594	818	1,856	2,418
Cumulative translation adjustment	353	(16,936)	(10,473)	(49,830)
Reclassification of foreign currency translation to earnings upon sale of subsidiaries	4,258	(4,725)	4,258	(4,725)
Other comprehensive income (loss)	6,287	(19,729)	(1,087)	(48,767)
Comprehensive income	$76,160	$59,776	$212,675	$166,277
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2015	$680,525	$1,666,680	$(92,979)	$(30,901)	$(22,618)	$(757,416)	$1,443,291
Net income	—	213,762	—	—	—	—	213,762
Cumulative translation adjustment	—	—	(6,215)	—	—	—	(6,215)
Net change in retirement obligations (net of tax of $964)	—	—	—	1,856	—	—	1,856
Net change on derivatives designated as cash flow hedges (net of tax of $1,872)	—	—	—	—	3,272	—	3,272
Issuance of 447,378 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options	251	—	—	—	—	22,901	23,152
Repurchase of 738,593 shares of common stock	—	—	—	—	—	(54,950)	(54,950)
Unvested shares surrendered for tax withholding	—	—	—	—	—	(4,899)	(4,899)
Share-based compensation	12,856	—	—	—	—	—	12,856
Cash dividends declared - $1.02 per common share outstanding	—	(77,382)	—	—	—	—	(77,382)
Balance, September 30, 2016	$693,632	$1,803,060	$(99,194)	$(29,045)	$(19,346)	$(794,364)	$1,554,743
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$213,762	$215,044
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of businesses - net	2,067	(18,070)
Depreciation and amortization	28,360	26,634
Amortization of intangible assets	35,964	31,340
Amortization of debt issuance costs	1,150	1,233
Share-based compensation expense	15,325	14,735
Deferred income taxes	4,880	1,473
Excess tax benefit from share-based compensation	—	(4,350)
Non-cash interest expense associated with forward starting swaps	5,144	5,287
Changes in (net of effect from acquisitions and divestitures):
Receivables	(2,178)	(1,417)
Inventories	22,250	(6,474)
Other current assets	(18,276)	(2,742)
Trade accounts payable	(16,696)	(4,002)
Accrued expenses	(2,982)	2,067
Other - net	(4,446)	1,023
Net cash flows provided by operating activities	284,324	261,781
Cash flows from investing activities
Additions of property, plant and equipment	(28,642)	(32,611)
Acquisition of businesses, net of cash acquired	(510,001)	(193,163)
Proceeds from sale of businesses, net of cash sold	32,529	27,677
Other - net	(73)	647
Net cash flows used in investing activities	(506,187)	(197,450)
Cash flows from financing activities
Borrowings under revolving facilities	460,524	383,621
Proceeds from 3.20% Senior Notes	100,000	—
Proceeds from 3.37% Senior Notes	100,000	—
Payments under revolving facilities	(402,172)	(295,934)
Payment of 2.58% Senior Euro Notes	—	(88,420)
Debt issuance costs	(246)	(1,698)
Dividends paid	(77,367)	(71,673)
Proceeds from stock option exercises	23,154	15,167
Excess tax benefit from share-based compensation	—	4,350
Purchase of common stock	(57,272)	(177,772)
Shares surrendered for tax withholding	(4,899)	(3,217)
Net cash flows provided by (used in) financing activities	141,722	(235,576)
Effect of exchange rate changes on cash and cash equivalents	(8,480)	(31,410)
Net increase (decrease) in cash	(88,621)	(202,655)
Cash and cash equivalents at beginning of year	328,018	509,137
Cash and cash equivalents at end of period	$239,397	$306,482

Supplemental cash flow information
Cash paid for:
Interest	$18,261	$18,069
Income taxes - net	77,250	70,217
Significant non-cash activities:
Contingent consideration for acquisition	—	4,705
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year.
The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to early adopt this standard in the quarter ended March 31, 2016. The Company applied this standard prospectively and thus, prior periods have not been adjusted.
The impact of the adoption resulted in the following:

•
The Company recorded a tax benefit of $1.2 million and $5.4 million within Provision for income taxes for the three and nine months ended September 30, 2016, respectively, related to the excess tax benefit on stock options, restricted stock and performance share units. Prior to adoption this amount would have been recorded as a reduction of additional paid-in capital. This change could create volatility in the Company’s effective tax rate.

•	The Company elected not to change our policy on accounting for forfeitures and continued to estimate the total number of awards for which the requisite service period will not be rendered.

•	The Company no longer reclassifies the excess tax benefit from operating activities to financing activities in the statement of cash flows.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and nine months ended September 30, 2016. This increased our diluted weighted average common shares outstanding by 198 thousand and 174 thousand shares for the three and nine months ended September 30, 2016, respectively.

Recently Issued Accounting Standards
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This standard is effective for fiscal years beginning after December 15, 2017. The Company does not believe the guidance will have a material impact on our consolidated financial statements.
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which introduces a new five-step revenue recognition model. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and has not yet determined the method by which we will adopt the standard in 2018.

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
The Company incurred $1.6 million and $0.9 million of acquisition-related transaction costs in the three months ended September 30, 2016 and 2015, respectively, and $4.0 million and $2.1 million in the nine months ended September 30, 2016 and 2015, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. During the three and nine months ended September 30, 2016, the Company recorded $4.6 million and $10.4 million, respectively, of fair value inventory step-up charges in Cost of sales associated with the completed 2016 acquisitions. During the three and nine months ended September 30, 2015, the Company recorded within Cost of sales $2.7 million and $3.4 million, respectively, of fair value inventory charges associated with completed 2015 acquisitions.
2016 Acquisitions
On March 16, 2016, the Company acquired the stock of Akron Brass Holding Corporation (“Akron Brass”), a producer of a large array of engineered life–safety products for the safety and emergency response markets, which includes apparatus valves, monitors, nozzles, specialty lighting, electronic vehicle–control systems and firefighting hand tools. The business was acquired to complement and create synergies with our existing Hale, Class 1, and Godiva businesses. Headquartered in Wooster, Ohio, Akron Brass had annual revenues in its most recent fiscal year of approximately $120 million and operates in our Fire & Safety/Diversified Products segment. Akron Brass was acquired for cash consideration of $221.4 million. The purchase price was funded with borrowings under the Company’s revolving facilities. Goodwill and intangible assets recognized as part of the transaction were $125.1 million and $90.4 million, respectively. The goodwill is not deductible for tax purposes.
On July 1, 2016, the Company acquired the stock of AWG Fittings GmbH (“AWG Fittings”), a producer of engineered products for the safety and emergency response markets, including valves, monitors and nozzles. The business was acquired to complement and create synergies with our existing Hale, Class 1, Godiva and Akron Brass businesses. Headquartered in Ballendorf, Germany, AWG Fittings had annual revenues in its most recent fiscal year of approximately $40 million and operates in our Fire & Safety/Diversified Products segment. AWG Fittings was acquired for cash consideration of $47.5 million (€42.8 million). The purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of the transaction were $22.7 million and $10.3 million, respectively. The goodwill is not deductible for tax purposes.
On August 31, 2016, the Company acquired the stock of SFC Koenig AG (“SFC Koenig”), a producer of highly engineered expanders and check valves for critical applications across the transportation, hydraulic, aviation and medical markets. Headquartered in Dietikon, Switzerland, SFC Koenig had annual revenues in its most recent fiscal year of approximately $63 million and operates in our Health & Science Technologies segment. SFC Koenig was acquired for cash consideration of $241.1 million (€215.9 million). The purchase price was funded with cash on hand and borrowings under the Company’s revolving

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

facilities. Goodwill and intangible assets recognized as part of the transaction were $132.4 million and $114.7 million, respectively. The goodwill is not deductible for tax purposes.
The Company made initial allocations of the purchase price for the Akron Brass, AWG Fittings and SFC Koenig acquisitions as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. As the Company obtains additional information about these assets and liabilities and learns more about the newly acquired businesses, we will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period, as required.
The preliminary allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values, are as follows:

	Akron Brass	AWG Fittings	SFC Koenig	Total
Current assets, net of cash acquired	$44,126	$18,317	$35,568	$98,011
Property, plant and equipment	12,195	6,847	6,566	25,608
Goodwill	125,090	22,733	132,381	280,204
Intangible assets	90,400	10,279	114,737	215,416
Deferred income taxes	—	2,524	—	2,524
Total assets acquired	271,811	60,700	289,252	621,763
Current liabilities	(7,081)	(4,762)	(12,858)	(24,701)
Deferred income taxes	(36,886)	—	(29,809)	(66,695)
Other noncurrent liabilities	(6,445)	(8,444)	(5,477)	(20,366)
Net assets acquired	$221,399	$47,494	$241,108	$510,001
Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisitions reflect the strategic fit, revenue and earnings growth potential of these businesses.
Of the $215.4 million of acquired intangible assets, $28.8 million was assigned to the Akron Brass trade name and is not subject to amortization. The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Trade names	$14,423	15
Customer relationships	130,598	13
Unpatented technology	41,595	13
Amortized intangible assets	186,616
Indefinite lived - Akron Brass trade name	28,800
Total acquired intangible assets	$215,416

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
On July 1, 2015, the Company acquired the membership interests of CiDRA Precision Services, LLC (“CPS”), a leader in the design, manufacture and sale of microfluidic components serving the life science, health and industrial markets. The business was acquired to provide a critical building block to our emerging microfluidic and nanofluidics capabilities. Located in Wallingford, Connecticut, CPS operates within our Health & Sciences Technologies segment. CPS was acquired for an aggregate purchase price of $24.2 million, consisting of $19.5 million in cash and contingent consideration valued at $4.7 million as of the opening balance sheet date. The contingent consideration was based on the achievement of financial objectives during the 12-month period following the close. Based on potential outcomes, the undiscounted amount of all the future payments that the Company could have been required to make under the contingent consideration arrangement was between $0 and $5.5 million. During the six months ended June 30, 2016, the Company re-evaluated the contingent consideration arrangement and fully reversed the $4.7 million liability based on CPS’s actual operating results from July 1, 2015 to June 30, 2016. The $4.7 million reversal was recognized as a benefit within Selling, general and administrative expenses, of which $3.7 million was recognized in March 2016 and the remaining $1.0 million was recognized in June 2016. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $9.7 million and $12.3 million, respectively. The $9.7 million of goodwill is deductible for tax purposes.
On December 1, 2015 the Company acquired the assets of a complementary product line within our Fluid & Metering Technologies segment. The purchase price and goodwill associated with this transaction were $1.9 million and $0.7 million, respectively.
2016 Divestitures
The Company periodically reviews its operations for businesses which may no longer be aligned with its strategic objectives and focus on core business and customers. Any resulting gain or loss recognized due to divestitures is recorded on the Consolidated Statement of Operations within Loss (gain) on sale of businesses - net.
On July 29, 2016, the Company completed the sale of its Hydra-Stop product line for $15.0 million in cash, resulting in a pre-tax gain on the sale of $5.8 million. In addition, the Company can earn up to $2 million based on the achievement of financial objectives for net sales in 2016 and 2017. The results of Hydra-Stop were reported within the Fluid & Metering Technologies segment, as part of the Water platform, and generated $7.5 million of revenues in 2016 through the date of sale.
On September 9, 2016, the Company completed the sale of its Melles Griot KK subsidiary for $17.5 million in cash, resulting in a pre-tax loss on the sale of $7.9 million. The results of Melles Griot KK were reported within the Health & Science Technologies segment, as part of the IDEX Optics and Photonics platform, and generated $13.1 million of revenues in 2016 through the date of sale.
2015 Divestitures
On July 31, 2015, the Company completed the sale of its Ismatec product line for $27.7 million in cash, resulting in a pre-tax gain on the sale of $18.1 million. The results of Ismatec were reported within the Health & Science Technologies segment, as part of the Scientific Fluidics platform, and generated $5.3 million of revenues in 2015 through the date of sale.

3.    Business Segments
The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products.
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the water and wastewater industries. The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications,

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, semi-conductor, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear technologies that meet exacting original equipment manufacturer specifications. The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, valves, monitors, nozzles, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.
Information on the Company’s business segments is presented below, based on the nature of products and services offered. The Company evaluates performance based on several factors, of which operating income is the primary financial measure. Intersegment sales are accounted for as if the sales were to third parties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales
Fluid & Metering Technologies
External customers	$208,164	$211,971	$641,508	$644,886
Intersegment sales	171	130	480	756
Total group sales	208,335	212,101	641,988	645,642
Health & Science Technologies
External customers	183,453	184,816	556,157	550,612
Intersegment sales	111	77	318	1,806
Total group sales	183,564	184,893	556,475	552,418
Fire & Safety/Diversified Products
External customers	138,739	107,004	384,959	325,372
Intersegment sales	28	5	37	200
Total group sales	138,767	107,009	384,996	325,572
Intersegment elimination	(310)	(212)	(835)	(2,762)
Total net sales	$530,356	$503,791	$1,582,624	$1,520,870
Operating income
Fluid & Metering Technologies	$55,600	$46,910	$160,866	$154,665
Health & Science Technologies	37,204	38,371	119,028	117,888
Fire & Safety/Diversified Products	32,189	32,536	91,709	91,180
Corporate office income (expense) and other (1)	(16,136)	3,996	(47,213)	(30,254)
Total operating income	108,857	121,813	324,390	333,479
Interest expense	11,913	10,229	33,607	31,410
Other (income) expense - net	(2,364)	(693)	(4,982)	(1,589)
Income before income taxes	$99,308	$112,277	$295,765	$303,658
(1) 2016 includes a $2.1 million loss on sale of businesses and 2015 includes an $18.1 million gain on the sale of business.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Fluid & Metering Technologies	$1,084,118	$1,125,266
Health & Science Technologies	1,323,130	1,108,302
Fire & Safety/Diversified Products	741,427	448,867
Corporate office	113,789	123,008
Total assets	$3,262,464	$2,805,443

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
Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	75,819	76,831	75,753	77,431
Dilutive effect of stock options, restricted stock, performance share units and DCUs	1,061	815	989	835
Diluted weighted average common shares outstanding	76,880	77,646	76,742	78,266
Options to purchase approximately 0.1 million and 0.9 million shares of common stock for the three and nine months ended September 30, 2016, respectively, and 0.9 million and 0.5 million shares of common stock for the three and nine months ended September 30, 2015 were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

5.    Inventories
The components of inventories as of September 30, 2016 and December 31, 2015 were:

	September 30, 2016	December 31, 2015
Raw materials and component parts	$166,205	$141,671
Work in process	37,001	32,387
Finished goods	72,807	65,066
Total	$276,013	$239,124
Inventories are stated at the lower of cost or market. Cost, which includes material, labor and factory overhead, is determined on a FIFO basis.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2016, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2015	$584,770	$590,605	$221,154	$1,396,529
Foreign currency translation	3,151	(4,820)	1,638	(31)
Acquisitions	—	132,381	147,823	280,204
Disposition of businesses	(3,594)	(9,140)	—	(12,734)
Acquisition adjustments	(1,623)	547	—	(1,076)
Balance at September 30, 2016	$582,704	$709,573	$370,615	$1,662,892
ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of our annual impairment test at October 31, 2015, all reporting units had a fair value that was more than 70% greater than the carrying value, except for our IDEX Optics and Photonics (“IOP”) and Valves reporting units. Our IOP reporting unit had a fair value that was approximately 20% in excess of the carrying value and our Valves reporting unit had a fair value near its carrying value as a result of the formation of this reporting unit in conjunction with our Alfa acquisition in June 2015. Due to the divestitures in the third quarter of 2016, the Company performed interim impairment tests at the Water and IOP reporting units. As a result of these interim impairment tests, the Company concluded that both reporting units had fair values in excess of their carrying values. The Water reporting unit had a fair value that was significantly in excess of its carrying value and the IOP reporting unit had a fair value that was approximately 20% in excess of its carrying value, both of which are consistent with our annual impairment test at October 31, 2015.

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets at September 30, 2016 and December 31, 2015:

	At September 30, 2016				At December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$10,180	$(6,772)	$3,408	11	$10,202	$(6,175)	$4,027
Trade names	118,983	(42,190)	76,793	16	110,658	(38,696)	71,962
Customer relationships	384,141	(162,524)	221,617	12	257,071	(144,134)	112,937
Non-compete agreements	—	—	—	3	794	(775)	19
Unpatented technology	117,455	(48,281)	69,174	11	78,562	(42,745)	35,817
Other	6,599	(6,061)	538	10	6,554	(5,579)	975
Total amortized intangible assets	637,358	(265,828)	371,530		463,841	(238,104)	225,737
Indefinite lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		—	—	—
Total intangible assets	$728,258	$(265,828)	$462,430		$525,941	$(238,104)	$287,837
The Banjo trade name is an indefinite lived intangible asset which is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired. In the first nine

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

months of 2016, there were no triggering events or changes that would have required a review. Based on the results of our annual impairment test at October 31, 2015, the fair value of the Banjo trade name was greater than 20% in excess of the carrying value.
The Akron Brass trade name is an indefinite lived intangible asset that was generated as a result of the Akron Brass acquisition in March 2016 and it will be tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Amortization of intangible assets was $12.8 million and $11.2 million for the three months ended September 30, 2016 and 2015, respectively. Amortization of intangible assets was $28.4 million and $26.6 million for the nine months ended September 30, 2016 and 2015, respectively. Based on the intangible asset balances as of September 30, 2016, amortization expense is expected to approximate $14.0 million for the remaining three months of 2016, $40.3 million in 2017, $34.5 million in 2018, $33.0 million in 2019 and $32.2 million in 2020.

7.    Accrued Expenses
The components of accrued expenses as of September 30, 2016 and December 31, 2015 were:

	September 30, 2016	December 31, 2015
Payroll and related items	$62,703	$67,209
Management incentive compensation	13,755	12,599
Income taxes payable	11,409	3,836
Insurance	8,979	9,505
Warranty	6,036	7,936
Deferred revenue	11,200	9,885
Restructuring	2,258	6,636
Liability for uncertain tax positions	2,711	3,498
Accrued interest	11,518	1,230
Contingent consideration for acquisition	—	4,705
Other	30,247	26,633
Total accrued expenses	$160,816	$153,672

8.    Other Noncurrent Liabilities
The components of other noncurrent liabilities as of September 30, 2016 and December 31, 2015 were:

	September 30, 2016	December 31, 2015
Pension and retiree medical obligations	$98,422	$76,190
Liability for uncertain tax positions	3,030	4,252
Deferred revenue	1,828	3,763
Other	16,795	18,160
Total other noncurrent liabilities	$120,075	$102,365

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

9.    Borrowings
Borrowings at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Revolving Facility	$255,130	$195,000
4.5% Senior Notes, due December 2020	300,000	300,000
4.2% Senior Notes, due December 2021	350,000	350,000
3.2% Senior Notes, due June 2023	100,000	—
3.37% Senior Notes, due June 2025	100,000	—
Other borrowings	1,562	2,436
Total borrowings	1,106,692	847,436
Less current portion	1,171	1,087
Less deferred debt issuance costs	4,664	5,203
Less unaccreted debt discount	1,256	1,439
Total long-term borrowings	$1,099,601	$839,707
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at September 30, 2016, the applicable margin was 1.10%, resulting in a weighted average interest rate of 1.34% at September 30, 2016. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months.
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
At September 30, 2016, $255.1 million was outstanding under the Revolving Facility, with $8.2 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at September 30, 2016 of approximately $436.7 million.
Other borrowings of $1.6 million at September 30, 2016 consisted primarily of debt at international locations maintained for working capital purposes. Interest is payable on the outstanding debt balances at rates ranging from 0.9% to 2.8% per annum.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At September 30, 2016, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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
The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. See Note 13 for the amount of loss reclassified into income for interest rate contracts for the nine months ended September 30, 2016 and 2015. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change.

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date. As of September 30, 2016, the Company did not have any interest rate contracts outstanding.
In 2010 and 2011, the Company entered into two separate forward starting interest rate contracts in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year term of the debt instruments. Approximately $6.7 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

equity at September 30, 2016 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

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
The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheets at September 30, 2016 and December 31, 2015:

	Basis of Fair Value Measurements
	Balance at September 30, 2016	Level 1	Level 2	Level 3
Money market investment	$18,210	$18,210	$—	$—
Available for sale securities	5,705	5,705	—	—

	Basis of Fair Value Measurements
	Balance at December 31, 2015	Level 1	Level 2	Level 3
Money market investment	$21,931	$21,931	$—	$—
Available for sale securities	4,794	4,794	—	—
Contingent consideration	(4,705)	—	—	(4,705)
There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2016 or the year ended December 31, 2015.
In determining the fair value of the contingent consideration potentially due on the acquisition of CPS, the Company used probability weighted estimates of EBITDA during the earn-out period. The $4.7 million represented management’s best estimate of the liability as of the opening balance sheet date and December 31, 2015, based on a range of outcomes of CPS’s 12 month operating results, from July 1, 2015 to June 30, 2016. During the six months ended June 30, 2016, the Company re-evaluated the contingent consideration arrangement and fully reversed the $4.7 million liability based on CPS’s actual operating results from July 1, 2015 to June 30, 2016. The $4.7 million reversal was recognized as a benefit within Selling, general and administrative expenses, of which $3.7 million was recognized in March 2016 and the remaining $1.0 million was recognized in June 2016.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At September 30, 2016, the fair value of the outstanding indebtedness under our Revolving Facility, 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $1,143.2 million compared to the carrying value of $1,103.9 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

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
Restructuring accruals of $2.3 million and $6.6 million at September 30, 2016 and December 31, 2015, respectively, are recorded in Accrued expenses in the Consolidated Balance Sheets. Severance benefits are expected to be paid in the next six months using cash from operations. The changes in the restructuring accrual for the nine months ended September 30, 2016 are as follows:

Restructuring
Balance at January 1, 2016	$6,636
Payments, utilization and other	(4,378)
Balance at September 30, 2016	$2,258

13.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$4,611	$—	$4,611	$(21,661)	$—	$(21,661)
Pension and other postretirement adjustments	915	(321)	594	1,215	(397)	818
Reclassification adjustments for derivatives	1,701	(619)	1,082	1,748	(634)	1,114
Total other comprehensive income (loss)	$7,227	$(940)	$6,287	$(18,698)	$(1,031)	$(19,729)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(6,215)	$—	$(6,215)	$(54,555)	$—	$(54,555)
Pension and other postretirement adjustments	2,820	(964)	1,856	3,605	(1,187)	2,418
Reclassification adjustments for derivatives	5,144	(1,872)	3,272	5,287	(1,917)	3,370
Total other comprehensive income (loss)	$1,749	$(2,836)	$(1,087)	$(45,663)	$(3,104)	$(48,767)

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table summarizes the amounts reclassified from accumulated other comprehensive income to net income during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pension and other postretirement plans
Amortization of service cost	$915	$1,215	$2,820	$3,605
Total before tax	915	1,215	2,820	3,605
Provision for income taxes	(321)	(397)	(964)	(1,187)
Total net of tax	$594	$818	$1,856	$2,418
Derivatives
Reclassification adjustments	$1,701	$1,748	$5,144	$5,287
Total before tax	1,701	1,748	5,144	5,287
Provision for income taxes	(619)	(634)	(1,872)	(1,917)
Total net of tax	$1,082	$1,114	$3,272	$3,370

The Company recognizes net periodic benefit cost in both Selling, general and administrative expenses and Cost of sales, depending on the functional area of the underlying employees included in the plans.

14.    Common and Preferred Stock
On December 1, 2015, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the nine months ended September 30, 2016, the Company purchased a total of 739 thousand shares at a cost of $55.0 million. During the nine months ended September 30, 2015, the Company purchased 2.4 million shares at a cost of $179.4 million, of which $4.3 million was settled in October 2015. As of September 30, 2016, the amount of share repurchase authorization remaining is $580.0 million.
At September 30, 2016 and December 31, 2015, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at September 30, 2016 or December 31, 2015.

15.    Share-Based Compensation

Stock Options
Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average fair value of option grants	$21.88	$19.98	$18.47	$20.34
Dividend yield	1.53%	1.65%	1.69%	1.44%
Volatility	29.60%	29.64%	29.71%	29.91%
Risk-free forward interest rate	0.51% - 2.01%	0.29% - 3.37%	0.53% - 2.50%	0.24% - 2.82%
Expected life (in years)	5.91	6.16	5.91	5.93

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of goods sold	$92	$91	$354	$441
Selling, general and administrative expenses	1,278	1,297	5,084	4,987
Total expense before income taxes	1,370	1,388	5,438	5,428
Income tax benefit	(441)	(440)	(1,727)	(1,709)
Total expense after income taxes	$929	$948	$3,711	$3,719
A summary of the Company’s stock option activity as of September 30, 2016, and changes during the nine months ended September 30, 2016, are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,266,433	$54.05	6.58	$51,918,028
Granted	558,420	75.01
Exercised	(526,918)	43.52
Forfeited	(162,969)	72.69
Outstanding at September 30, 2016	2,134,966	$60.71	6.95	$70,154,123
Vested and expected to vest as of September 30, 2016	2,013,213	$59.83	6.84	$67,927,238
Exercisable at September 30, 2016	1,092,881	$48.34	5.40	$49,426,856

Restricted Stock
Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of September 30, 2016, and changes during the nine months ended September 30, 2016, are presented as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2016	272,755	$65.90
Granted	75,640	78.66
Vested	(104,427)	51.73
Forfeited	(25,440)	74.54
Unvested at September 30, 2016	218,528	$76.08
Dividends are paid on restricted stock awards whose fair value is equal to the market price of the Company’s stock at the date of the grant.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for restricted shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of goods sold	$64	$9	$325	$245
Selling, general and administrative expenses	751	449	3,249	3,962
Total expense before income taxes	815	458	3,574	4,207
Income tax benefit	(216)	(184)	(1,053)	(1,239)
Total expense after income taxes	$599	$274	$2,521	$2,968

Cash-Settled Restricted Stock
The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. A summary of the Company’s unvested cash-settled restricted stock activity as of September 30, 2016, and changes during the nine months ended September 30, 2016, are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2016	110,860	$76.61
Granted	39,450	93.57
Vested	(35,960)	72.54
Forfeited	(9,465)	93.57
Unvested at September 30, 2016	104,885	$93.57
Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of goods sold	$307	$29	$627	$533
Selling, general and administrative expenses	881	164	1,842	1,089
Total expense before income taxes	1,188	193	2,469	1,622
Income tax benefit	(170)	(28)	(354)	(251)
Total expense after income taxes	$1,018	$165	$2,115	$1,371

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
 A summary of the Company’s performance share unit activity as of September 30, 2016, and changes during the nine months ended September 30, 2016, are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2016	146,275	$94.80
Granted	85,130	111.42
Vested	—	—
Forfeited	(31,025)	99.52
Unvested at September 30, 2016	200,380	$101.13
The Company granted 43,800 performance share units in February 2013, which vested on December 31, 2015. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2015, the Company achieved a 200% payout that resulted in 87,600 shares issued in February 2016.
Total compensation cost for performance share units is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	348	953	3,844	3,478
Total expense before income taxes	348	953	3,844	3,478
Income tax benefit	(98)	(323)	(1,266)	(1,161)
Total expense after income taxes	$250	$630	$2,578	$2,317
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.
As of September 30, 2016, there was $11.9 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, $10 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years, and $7.6 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.1 years.

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

	Pension Benefits
	Three Months Ended September 30,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$181	$331	$214	$377
Interest cost	788	344	956	437
Expected return on plan assets	(1,233)	(203)	(1,186)	(282)
Net amortization	766	241	906	405
Net periodic benefit cost	$502	$713	$890	$937

	Pension Benefits
	Nine Months Ended September 30,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$769	$934	$965	$1,134
Interest cost	2,282	1,049	2,831	1,305
Expected return on plan assets	(3,583)	(642)	(3,682)	(838)
Net amortization	2,420	722	2,585	1,334
Net periodic benefit cost	$1,888	$2,063	$2,699	$2,935

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$181	$168	$494	$506
Interest cost	224	208	622	626
Net amortization	(154)	(95)	(462)	(314)
Net periodic benefit cost	$251	$281	$654	$818
The Company previously disclosed in its financial statements for the year ended December 31, 2015, that it expected to contribute approximately $6.1 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2016. As of September 30, 2016, the Company now expects to contribute $4.5 million to its defined benefit plans and $0.9 million to its other postretirement benefit plans in 2016. The Company contributed a total of $4.5 million during the first nine months of 2016 to fund these plans.
During the third quarter of 2016, the Company implemented a program offering certain former U.S. employees with a vested pension benefit an option to take a one-time lump sum distribution rather than future monthly pension payments. The Company expects to make approximately $8.0 million to $10.0 million in payments from the plans in connection with this action and to incur an estimated pre-tax settlement loss of $3.0 million to $6.0 million in the fourth quarter of 2016. However, since the final result of the offering is presently unknown, these amounts are subject to change.

17.    Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on its financial condition, results of operations or cash flows.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

18.    Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $29.4 million in the third quarter of 2016 from $32.8 million in the same period of 2015. The effective tax rate increased to 29.6% for the third quarter of 2016 compared to 29.2% in the same period of 2015 due to the incurrence of an additional $5.2 million of foreign withholding taxes, tax expense as a result of the divestiture of the Hydra-Stop product line and the prior year divestiture of the Ismatec product line. These unfavorable items were offset by tax benefits as a result of the divestiture of Melles Griot KK, certain return-to-provision adjustments, the early adoption of ASU 2016-09 and the related tax effects of share based payments now recognized in income, the enactment of the Protecting Americans from Tax Hikes Act of 2015 on December 18, 2015 which, beginning in 2015, permanently extended the U.S. R&D credit, as well as the mix of global pre-tax income among jurisdictions.

The provision for income taxes decreased to $82.0 million in the nine months ended September 30, 2016 from $88.6 million in the same period of 2015. The effective tax rate decreased to 27.7% for the nine months ended September 30, 2016 compared to 29.2% in the same period of 2015 due tax benefits as a result of the divestiture of Melles Griot KK, certain return-to-provision adjustments, the early adoption of ASU 2016-09 and the related tax effects of share based payments now recognized in income, the enactment of the Protecting Americans from Tax Hikes Act of 2015 on December 18, 2015 which, beginning in 2015, permanently extended the U.S. R&D credit, as well as the mix of global pre-tax income among jurisdictions. These favorable items were offset by the incurrence of additional $5.2 million of foreign withholding taxes and tax expense as a result of the divestiture of the Hydra-Stop product line and the prior year divestiture of the Ismatec product line.

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

19.    Subsequent Events

On October 10, 2016, the Company entered into a definitive agreement and completed the sale of its IETG and 40Seven subsidiaries, based in Leeds, United Kingdom for cash consideration of $2.8 million, subject to customary post-closing adjustments. The results of the subsidiaries were reported within the Fluid & Metering Technologies segment and generated revenues of $12 million in 2015.

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
The Fluid & Metering Technologies segment contains the Energy (comprised of Corken, Faure Herman, Liquid Controls, SAMPI, and Toptech), Valves (comprised of Alfa Valvole), Water (comprised of Pulsafeeder, Knight, ADS, and iPEK), Industrial (comprised of Richter, Viking, Aegis, Warren Rupp, and Trebor), and Agricultural (comprised of Banjo) platforms. The Health & Science Technologies segment contains the IDEX Optics & Photonics (comprised of CVI Melles Griot, Semrock, and AT Films), Scientific Fluidics (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch, ERC, and CiDRA Precision Services), Material Processing Technologies (comprised of Quadro, Fitzpatrick, Microfluidics, and Matcon), Sealing Solutions (comprised of PPE, FTL, Novotema and SFC Koenig), Micropump, and Gast platforms. The Fire & Safety/Diversified Products segment is comprised of the Dispensing, Rescue (comprised of Lukas, Vetter, Hurst Jaws of Life, and Dinglee), Band-It, and Fire Suppression (comprised of Class 1, Hale, Akron Brass, AWG Fittings and Godiva) platforms.
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agricultural and energy industries.
The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear technologies that meet exacting original equipment manufacturer specifications.

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
EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense at recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses performance across our three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within our industry. Management believes EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”
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
Some of our key financial results for the three months ended September 30, 2016 when compared to the same period from the prior year are as follows:

•	Sales of $530 million increased 5%; organic sales (which excludes acquisitions, divestitures and foreign currency translation) were down 2%.

•	Operating income of $109 million decreased 11%. Adjusted operating income of $111 million increased 2%.

•	Net income decreased 12% to $70 million or 13% of sales.

•	EBITDA of $133 million was 25% of sales and covered interest expense by more than 11 times.

•	Diluted EPS of $0.91 decreased 11 cents, or 11%. Adjusted EPS of $0.92 increased 3 cents, or 3%.
Some of our key financial results for the nine months ended September 30, 2016 when compared to the same period from the prior year are as follows:

•	Sales of $1.6 billion increased 4%; organic sales (which excludes acquisitions, divestitures and foreign currency translation) were down 2%.

•	Operating income of $324 million decreased 3%. Adjusted operating income of $326 million increased 2%.

•	Net income decreased 1% to $214 million or 14% of sales.

•	EBITDA of $394 million was 25% of sales and covered interest expense by nearly 12 times.

•	Diluted EPS of $2.78 increased 3 cents, or 1%. Adjusted EPS of $2.79 increased 17 cents, or 6%.

Given the Company’s current outlook, we are projecting fourth quarter 2016 adjusted EPS in the range of $0.92 to $0.94 with full year 2016 adjusted EPS of $3.72 to $3.74. We are also projecting full year revenue growth at 5% with full year organic revenue of negative 1%.

Results of Operations
The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2016 and 2015. Segment operating income and EBITDA excludes unallocated corporate operating expenses of $16.1 million and operating income of $4.0 million for the three months ended September 30, 2016 and 2015, respectively, and unallocated corporate operating expenses of $47.2 million and $30.3 million for the nine months ended September 30, 2016 and 2015, respectively. Corporate operating expenses include a net loss on sale of businesses of $2.1 million for the three and nine months ended September 30, 2016 and an $18.1 million gain on sale of businesses for the three and nine months ended September 30, 2015.

Consolidated Results for the Three Months Ended September 30, 2016 Compared with the Same Period of 2015

(In thousands)	Three Months Ended September 30,
	2016	2015
Net sales	$530,356	$503,791
Operating income	108,857	121,813
Operating margin	20.5%	24.2%
For the third quarter of 2016, Fluid & Metering Technologies contributed 39% of sales, 44% of operating income and 43% of EBITDA; Health & Science Technologies accounted for 35% of sales, 30% of operating income and 33% of EBITDA; and Fire & Safety/Diversified Products represented 26% of sales, 26% of operating income and 24% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.
Sales in the three months ended September 30, 2016 were $530.4 million, a 5% increase from the comparable period last year. This increase reflects an 8% net increase from acquisitions (Novotema - June 2015, Alfa - June 2015, CPS - July 2015, Akron Brass - March 2016, AWG Fittings - July 2016 and SFC Koenig - September 2016) and divestitures (Ismatec - July 2015, Hydra- Stop - July 2016 and Melles Griot KK - September 2016), 1% unfavorable foreign currency translation and a 2% decrease in organic sales. Sales to customers outside the U.S. represented approximately 48% of total sales in the third quarter of 2016 compared to 52% during the same period in 2015.
Gross profit of $230.9 million in the third quarter of 2016 increased $7.6 million, or 3%, from the same period in 2015. Gross margin of 43.5% in the third quarter of 2016 decreased 80 basis points from 44.3% during the same period in 2015. The decrease in gross margin is primarily due to $4.6 million in fair value inventory step-up charges related to the AWG Fittings and SFC Koenig acquisitions. The increase in gross profit is primarily due to the Akron Brass acquisition.
Selling, general and administrative expenses increased to $120.0 million in the third quarter of 2016 from $114.8 million during the same period of 2015. The increase is primarily related to $10.5 million of incremental costs from acquisitions, partially offset by the benefits from prior year restructuring actions and cost controls. As a percentage of sales, selling, general and administrative expenses were 22.6% for the third quarter of 2016, down 20 basis points from the 22.8% for the same period of 2015.
Operating income of $108.9 million, in the third quarter of 2016, was down from the $121.8 million recorded during the same period in 2015, while operating margin of 20.5% for the third quarter of 2016, was down compared to 24.2% recorded during the same period in 2015. The decrease in operating income and operating margin was primarily due to an $18.1 million gain on sale of a business in 2015 compared to a $2.1 million loss on sale of businesses in 2016 and higher fair value inventory step-up charges related to 2016 acquisitions, partially offset by the incremental impact of acquisitions and prior year restructuring actions.
Other (income) expense - net was $(2.4) million in the third quarter of 2016 compared with $(0.7) million of other (income) expense - net recorded in the same period in 2015, primarily due to higher foreign currency translation gains in 2016.
Interest expense of $11.9 million in the third quarter of 2016 was up from $10.2 million in 2015 primarily as a result of higher borrowings outstanding on the Revolving Facility and the Notes.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $29.4 million for the third quarter of 2016 decreased compared to $32.8 million recorded in the same period of 2015. The effective tax rate increased to 29.6% for the third quarter of 2016 compared to 29.2% in the same period of 2015 due to the incurrence of an additional $5.2 million of foreign withholding taxes, tax expense as a result of the divestiture of the Hydra-Stop product line and the prior year divestiture of the Ismatec product line. These unfavorable items were offset by tax benefits as a result of the divestiture of Melles Griot KK, certain return-to-provision adjustments, the early adoption of ASU 2016-09 and the related tax effects of share based payments now recognized in income, the enactment of the Protecting Americans from Tax Hikes Act of 2015 on December 18, 2015 which, beginning in 2015, permanently extended the U.S. R&D credit, as well as the mix of global pre-tax income among jurisdictions.
Net income in the third quarter of 2016 of $69.9 million decreased from $79.5 million during the same period of 2015. Diluted earnings per share in the third quarter of 2016 of $0.91 decreased $0.11, or 11%, compared with the same period in 2015.
Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended September 30,
	2016	2015
Net sales	$208,335	$212,101
Operating income	55,600	46,910
Operating margin	26.7%	22.1%
Sales of $208.3 million decreased $3.8 million, or 2%, in the third quarter of 2016 compared with the same period of 2015. This reflects a 1% decrease from divestitures (Hydra-Stop - July 2016) and a 1% unfavorable foreign currency translation. In the third quarter of 2016, sales increased 4% domestically and decreased 9% internationally compared to the same period in 2015. Sales to customers outside the U.S. were approximately 43% of total segment sales during the third quarter of 2016 compared with 46% during the same period in 2015.
Sales decreased in our Energy platform in the third quarter of 2016 compared to the same period of 2015 due to challenges in the mobile and LPG markets partially offset by strength in the downstream OEM and aviation markets. Sales within our Industrial platform decreased compared to the third quarter of 2015 due to continued softness in the North American industrial distribution market driven by oil & gas end markets and lower project volume. Sales decreased in the Water platform compared to the third quarter of 2015, due to the divestiture of the Hydra-Stop product line as well as weakness in the United Kingdom and the chemical end market, partially offset by an increase in U.S. municipal service revenue. Sales within the Agricultural platform increased compared to the third quarter of 2015 as a result of increased sales volume to U.S. OEMs. Sales in the Valves platform decreased compared to 2015 as a result of softness in the oil and natural gas markets.
Operating income and operating margin of $55.6 million and 26.7%, respectively, were higher than the $46.9 million and 22.1% recorded in the third quarter of 2015, primarily due to prior year restructuring actions and a fair value inventory step-up charge associated with the Alfa acquisition.
Health & Science Technologies Segment

(In thousands)	Three Months Ended September 30,
	2016	2015
Net sales	$183,564	$184,893
Operating income	37,204	38,371
Operating margin	20.3%	20.8%
Sales of $183.6 million decreased $1.3 million, or 1%, in the third quarter of 2016 compared with the same period in 2015. This reflects a 1% decrease in organic revenue, a 2% net increase from an acquisition (SFC Koenig - September 2016) and divestitures (Ismatec - July 2015 and Melles Griot KK - September 2016) and 2% unfavorable foreign currency translation. In the third quarter of 2016, sales increased 10% domestically and decreased 8% internationally. Sales to customers outside the U.S. were approximately 53% of total segment sales in the third quarter of 2016 compared with 58% during the same period in 2015.
Sales within our Material Processing Technologies platform decreased compared to the third quarter of 2015 primarily due to the delivery of large capital projects in 2015, partially offset by strength in the pharmaceutical business. Sales increased compared to the third quarter of 2015 within our Scientific Fluidics platform due to continued strong demand in the analytical instrumentation, in-vitro diagnostic and bio end markets, partially offset by the July 2015 disposition of our Ismatec product line. Sales within our Sealing Solutions platform increased compared to the third quarter of 2015 due to the acquisition of SFC Koenig and continued strength in semi-conductor markets, partially offset by continued softness in the oil & gas and heavy equipment markets. Sales within our Optics and Photonics platform decreased compared to the third quarter of 2015 due to the divestiture of Melles Griot KK and a slow down in the Korean business unit, partially offset by strength in the optical systems & shutters and optical filters end markets. Sales within our Gast platforms decreased compared to the third quarter of 2015 due to continued softness in the North American industrial markets. Sales within the Micropump platform increased compared to the third quarter of 2015 due to project wins within the printing end market.
Operating income and operating margin of $37.2 million and 20.3%, respectively, in the third quarter of 2016 were down from the $38.4 million and 20.8% recorded in the same period of 2015, primarily due to a fair value inventory charge associated with the SFC Koenig acquisition, partially offset by prior year restructuring charges.
Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended September 30,
	2016	2015
Net sales	$138,767	$107,009
Operating income	32,189	32,536
Operating margin	23.2%	30.4%
Sales of $138.8 million increased $31.8 million, or 30%, in the third quarter of 2016 compared with the same period in 2015. This reflects a 6% decrease in organic revenue, 38% increase from acquisitions (Akron Brass - March 2016 and AWG Fittings - July 2016) and 2% unfavorable foreign currency translation. In the third quarter of 2016, sales increased 38% domestically and 22% internationally. Sales to customers outside the U.S. were approximately 48% of total segment sales in the third quarter of 2016 compared to 51% in the same period of 2015.
Sales within our Dispensing platform were flat compared to the third quarter of 2015. Sales within our Band-It platform decreased compared to the third quarter of 2015 due to declines in upstream oil & gas sales and North American industrial, partially offset by strength in automotive end markets. Sales within our Fire Suppression platform increased due to the acquisitions of Akron Brass and AWG Fittings. Sales within our Rescue platform were down compared to 2015 primarily due to large projects in eastern Europe in the prior year.
Operating income of $32.2 million in the third quarter of 2016 was lower than $32.5 million in the third quarter of 2015 due to the Akron Brass and AWG Fittings acquisitions, partially offset by the fair value inventory step-up charge associated with the AWG Fittings acquisition. Operating margin of 23.2% in the third quarter of 2016 was lower than the 30.4% recorded in the third quarter of 2015 primarily due to the fair value inventory step-up charge related to the AWG Fittings acquisition and the dilutive impact of current year acquisitions resulting from a higher level of amortization as compared to the existing businesses.
Consolidated Results for the Nine Months Ended September 30, 2016 Compared with the Same Period of 2015

(In thousands)	Nine Months Ended September 30,
	2016	2015
Net sales	$1,582,624	$1,520,870
Operating income	324,390	333,479
Operating margin	20.5%	21.9%
For the nine months ended September 30, 2016, Fluid & Metering Technologies contributed 41% of sales, 43% of operating income and 42% of EBITDA; Health & Science Technologies contributed 35% of sales, 32% of operating income and 35% of EBITDA; and Fire & Safety/Diversified Products contributed 24% of sales, 25% of operating income and 23% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.
Sales in the nine months ended September 30, 2016 were $1,582.6 million, which was a 4% increase compared to the same period last year. This reflects a 2% decrease in organic sales, a 7% net favorable impact from acquisitions (Alfa - June 2015; Novotema - June 2015; CPS - July 2015; Akron Brass - March 2016, AWG Fittings - July 2016 and SFC Koenig - September 2016) and divestitures (Ismatec - July 2015, Hydra-Stop - July 2016 and Melles Griot KK - September 2016) and 1% unfavorable foreign currency translation. Sales to customers outside the U.S. represented approximately 50% of total sales in the first nine months of 2016 compared with 49% during the same period in 2015.
Gross profit of $698.3 million in the first nine months of 2016 increased $17.4 million, or 3%, from the same period in 2015. Gross margin of 44.1% in the first nine months of 2016 decreased 70 basis points from 44.8% during the same period in 2015, primarily due to higher fair value inventory step-up charges related to the 2016 acquisition. Gross profit increased compared to 2015 as a result of a full year of prior year acquisitions and the 2016 Akron Brass acquisition.
Selling, general and administrative expenses increased to $371.8 million in the first nine months of 2016 from $360.8 million during the same period of 2015. The change is due to $25.1 million of incremental costs from acquisitions, offset by benefits from prior period restructuring, cost controls and a $4.7 million reversal of a contingent consideration from a 2015 acquisition. As a percentage of sales, selling, general and administrative expenses were 23.5% for the first nine months of 2016, down 30 basis points compared to 23.8% during the same period of 2015.
Other (income) expense - net was $(5.0) million in the first nine months of 2016 compared with $(1.6) million of other (income) expense - net recorded in the same period in 2015, primarily due to higher foreign currency translation gains in the current year to date period.
Interest expense of $33.6 million in the first nine months of 2016 was up from $31.4 million in 2015 primarily as a result of higher borrowings outstanding on the Revolving Facility and the Notes.
Operating income of $324.4 million in the first nine months of 2016 was down from the $333.5 million recorded during the same period in 2015, while operating margin of 20.5% was down from 21.9% recorded in the same period of 2015. The decrease in operating income and margin is primarily due to higher fair value inventory step-up charges related to current year acquisitions and higher gain on sale of businesses in 2015, partially offset by the $4.7 million benefit from the reversal of the contingent consideration related to a prior year acquisition and prior year restructuring.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $82.0 million for the first nine months of 2016 decreased compared to $88.6 million recorded in the same period of 2015. The effective tax rate decreased to 27.7% for the first nine months of 2016 compared to 29.2% in the same period of 2015 due to tax benefits as a result of the divestiture of Melles Griot KK, certain return-to-provision adjustments, the early adoption of ASU 2016-09 and the related tax effects of share based payments now recognized in income, the enactment of the Protecting Americans from Tax Hikes Act of 2015 on December 18, 2015 which, beginning in 2015, permanently extended the U.S. R&D credit, as well as the mix of global pre-tax income among jurisdictions. These adjustments were offset by the incurrence of an additional $5.2 million of foreign withholding taxes, and tax expense as a result of the divestiture of the Hydra-Stop product line and the prior year divestiture of the Ismatec product line.
Net income in the first nine months of 2016 of $213.8 million decreased from $215.0 million during the same period of 2015. Diluted earnings per share in the first nine months of 2016 of $2.78 increased $0.03, or 1%, compared with the same period in 2015.
Fluid & Metering Technologies Segment

(In thousands)	Nine Months Ended September 30,
	2016	2015
Net sales	$641,988	$645,642
Operating income	160,866	154,665
Operating margin	25.1%	24.0%
Sales of $642.0 million decreased by 1% in the first nine months of 2016 compared with the same period of 2015. This reflects a 1% decrease in organic sales, a 1% favorable net impact from acquisitions (Alfa - June 2015) and divestitures (Hydra-Stop - July 2016), and a 1% unfavorable impact from foreign currency translation. In the first nine months of 2016, sales decreased 2% domestically and increased 1% internationally compared to the same period in 2015. Sales to customers outside the U.S. were approximately 44% of total segment sales during the first nine months of 2016 and 2015.
Sales within our Energy platform were down slightly in the first nine months of 2016 compared to the same period of 2015 primarily due to challenges in the mobile and LPG end markets, partially offset by large international project shipments and strength within the aviation market. Sales within our Industrial platform decreased compared to the first nine months of 2015 due to softness in the North American industrial distribution market primarily as a result of the continued depression in the oil & gas market, softening of mining end markets and lower project volume. Sales within the Water platform were flat compared to the first nine months of 2015 due to an increase in municipal spending coupled with the mild winter offset by slowing demand in the United Kingdom and chemical end market and the divestiture of the Hydra-Stop product line. Sales within our Agricultural platform decreased in the first nine months of 2016 compared to the same period of 2015 due to continued overall softness within OEM markets. Sales in the Valves platform increased as a result of the Alfa acquisition in June 2015 and thus only had sales during a portion of the prior year.

Operating income and operating margins of $160.9 million and 25.1%, respectively, in the first nine months of 2016 were higher than the $154.7 million and 24.0%, respectively, recorded in the first nine months of 2015, primarily due to a full year of the Alfa acquisition included in the 2016 results and restructuring expenses incurred in the prior period.
Health & Science Technologies Segment

(In thousands)	Nine Months Ended September 30,
	2016	2015
Net sales	$556,475	$552,418
Operating income	119,028	117,888
Operating margin	21.4%	21.3%
Sales of $556.5 million increased $4.1 million, or 1%, in the first nine months of 2016 compared with the same period in 2015. This reflects a 2% net favorable impact from acquisitions (Novotema - June 2015, CPS - July 2015 and SFC Koenig - September 2016) and divestitures (Ismatec - July 2015 and Melles Griot KK - September 2016) and a 1% unfavorable impact from foreign currency translation. In the first nine months of 2016, sales decreased 1% domestically and increased 2% internationally. Sales to customers outside the U.S. were approximately 55% of total segment sales in the first nine months of 2016 compared with 54% during the same period in 2015.
Sales within our Material Processing Technologies platform were flat compared to the first nine months of 2015. Sales within our Scientific Fluidics platform were up compared to the first nine months of 2015 due to strong demand in all primary end markets and the full-year impact of the CPS acquisition, partially offset by the July 2015 divestiture of our Ismatec product line. Sales within our Sealing Solutions platform increased compared to the first nine months of 2015 due to the inclusion of a full year of the Novotema acquisition, the SFC Koenig acquisition and strength in the semi-conductor markets, partially offset by the weakened heavy equipment market and continued softness in the oil & gas markets. Sales within our Optics and Photonics platform decreased compared to the first nine months of 2015 due to weakness in the optical systems & shutters and laser optics end markets and the divestiture of Melles Griot KK, partially offset by stability within semi-conductor end markets. Sales within our Gast and Micropump platforms decreased compared to the first nine months of 2015 due to declines in the North American industrial distribution markets.
Operating income and operating margin of $119.0 million and 21.4%, respectively, in the first nine months of 2016 were up from the $117.9 million and 21.3%, respectively, recorded in the same period of 2015, primarily due to higher volume and productivity improvements within the segment, partially offset by the inventory step-up charges associated with the SFC Koenig acquisition.
Fire & Safety/Diversified Products Segment

(In thousands)	Nine Months Ended September 30,
	2016	2015
Net sales	$384,996	$325,572
Operating income	91,709	91,180
Operating margin	23.8%	28.0%
Sales of $385.0 million increased $59.4 million, or 18%, in the first nine months of 2016 compared with the same period in 2015. This reflects a 5% decline in organic revenue, a 24% favorable acquisition impact (Akron Brass - March 2016 and AWG Fittings - July 2016) and a 1% unfavorable impact from foreign currency translation. In the first nine months of 2016, sales increased 23% domestically and increased 14% internationally, compared with the same period in 2015. Sales to customers outside the U.S. were approximately 51% of total segment sales in the first nine months of 2016 compared to 52% during the same period of 2015.
Sales within our Dispensing platform increased compared to the first nine months of 2015, primarily driven by strong X-Smart sales in Asia and continued strength in deliveries to North American retailers. Sales within our Band-It platform decreased compared to the first nine months of 2015, primarily due to the decline in upstream oil & gas markets, partially offset by strength within the transportation end markets. Sales within our Fire Suppression platform increased compared to the first nine months of 2015 due to the Akron Brass and AWG Fittings acquisitions. Sales within our Rescue platform were down compared to 2015, primarily due to project delays in Asian markets and large projects in eastern Europe in the prior year.

Operating income of $91.7 million in the first nine months of 2016 was higher than the $91.2 million recorded in the same period of 2015 while operating margin of 23.8% recorded in the first nine months of 2016 was lower than the 28.0% recorded for the same period of 2015. The lower operating margin was due to the fair value inventory step-up charge related to the Akron Brass and AWG Fittings acquisitions and the dilutive impact of current year acquisitions resulting from a higher level of amortization as compared to the existing businesses. The higher operating income was due to the incremental impact of the current year acquisitions.

Liquidity and Capital Resources
Operating Activities
At September 30, 2016, the Company’s cash and cash equivalents totaled $239.4 million, of which $216.0 million was held outside of the United States. At September 30, 2016, working capital was $552.0 million and the current ratio was 2.8 to 1. Cash flows from operating activities for the first nine months of 2016 increased $22.5 million, or 9%, to $284.3 million compared to the first nine months of 2015, due to improved working capital performance, lower bonus payments and the early adoption of ASU 2016-09 which no longer requires the excess tax benefit from share-based compensation to be shown as a reduction within cash flows from operating activities, partially offset by higher U.S. federal income tax payments.
Investing Activities
Cash flows used in investing activities for the first nine months of 2016 increased $308.7 million to $506.2 million compared to the same period in 2015, primarily due to $510.0 million spent on the acquisitions of Akron Brass, AWG Fittings, and SFC Koenig in 2016 compared to $193.2 spent on the acquisitions of Alfa, Novotema, and CPS in 2015, partially offset by $4.0 million in lower capital expenditures and $4.9 million in lower proceeds from sale of businesses.
Cash flows provided by operating activities were more than adequate to fund capital expenditures of $28.6 million and $32.6 million in the first nine months of 2016 and 2015, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.
Financing Activities
Cash flows provided by financing activities for the first nine months was $141.7 million compared to cash flows used in financing activities of $235.6 million in the same period of 2015, primarily as a result of increased borrowings to fund the Akron Brass acquisition combined with lower stock repurchases in 2016 compared to the comparable period in 2015.
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
The Credit Agreement consists of the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 23, 2020. At September 30, 2016, there were $255.1 million of outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $8.2 million. The net available borrowing capacity under the Revolving Facility at September 30, 2016, was approximately $436.7 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at September 30, 2016, the applicable margin was 1.10%, resulting in a weighted average interest rate of 1.34% at September 30, 2016. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 15 basis points and is payable quarterly.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, which require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At September 30, 2016, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 12.25 to 1 and the leverage ratio was 1.98 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

On December 1, 2015, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the first nine months of 2016, the Company purchased a total of 739 thousand shares at a cost of $55.0 million. During the nine months ended September 30, 2015, the Company purchased 2.4 million shares at a cost of $179.4 million, of which $4.3 million was settled in October 2015. As of September 30, 2016, the amount of share repurchase authorization remaining is $580.0 million.
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
EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense at recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses performance across our three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within our industry. Management believes EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”
This report references organic sales, a non-GAAP measure, that refers to sales calculated according to U.S. GAAP but excluding amounts from acquired or divested businesses during the first twelve months after acquisition or divestiture and the impact of foreign currency translation. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long term performance difficult due to the varying nature, size and number of transactions from period to period and between the Company and its peers.
The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Reconciliations of Reported-to-Adjusted Operating Income
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reported operating income	$108,857	$121,813	$324,390	$333,479
+ Restructuring expenses	—	4,723	—	4,723
+ Loss (gain) on sale of businesses - net	2,067	(18,070)	2,067	(18,070)
Adjusted operating income	$110,924	$108,466	$326,457	$320,132

Net sales	530,356	503,791	1,582,624	1,520,870
Operating margin	20.5%	24.2%	20.5%	21.9%
Adjusted operating margin	20.9%	21.5%	20.6%	21.0%

Reconciliations of Reported-to-Adjusted Net Income
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reported net income	$69,873	$79,505	$213,762	$215,044
+ Restructuring expenses	—	4,723	—	4,723
+ Tax impact on restructuring expenses	—	(1,638)	—	(1,638)
+ Loss (gain) on sale of businesses - net	2,067	(18,070)	2,067	(18,070)
+ Tax impact on loss (gain) on sales of businesses - net	(1,467)	4,839	(1,467)	4,839
Adjusted net income	$70,473	$69,359	$214,362	$204,898

Reconciliations of Reported-to-Adjusted EPS
(shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reported EPS	$0.91	$1.02	$2.78	$2.75
+ Restructuring expenses	—	0.06	—	0.06
+ Tax impact on restructuring expenses	—	(0.02)	—	(0.02)
+ Loss (gain) on sale of businesses - net	0.03	(0.23)	0.03	(0.23)
+ Tax impact on loss (gain) on sale of businesses - net	(0.02)	0.06	(0.02)	0.06
Adjusted EPS	$0.92	$0.89	$2.79	$2.62

Diluted weighted average shares	76,880	77,646	76,742	78,266

Reconciliation of EBITDA to Net Income
(in thousands)	Three Months Ended September 30, 2016
	FMT	HST	FSDP	Corporate Office	Total IDEX
Operating income (loss)	$55,600	$37,204	$32,189	$(16,136)	$108,857
- Other (income) expense - net	(136)	(375)	(498)	(1,355)	(2,364)
+ Depreciation & amortization	7,168	11,163	3,584	277	22,192
EBITDA	62,904	48,742	36,271	(14,504)	133,413
- Interest expense					11,913
- Provision for income taxes					29,435
- Depreciation and amortization					22,192
Net income					$69,873

Net sales (intersegment eliminations)	$208,335	$183,564	$138,767	$(310)	$530,356
Operating margin	26.7%	20.3%	23.2%	n/m	20.5%
EBITDA margin	30.2%	26.6%	26.1%	n/m	25.2%

Reconciliation of EBITDA to Net Income
(in thousands)	Three Months Ended September 30, 2015
	FMT	HST	FSDP	Corporate Office	Total IDEX
Operating income (loss)	$46,910	$38,371	$32,536	$3,996	$121,813
- Other (income) expense - net	(82)	(877)	(247)	513	(693)
+ Depreciation & amortization	7,311	11,179	1,513	374	20,377
EBITDA	54,303	50,427	34,296	3,857	142,883
- Interest expense					10,229
- Provision for income taxes					32,772
- Depreciation and amortization					20,377
Net income					$79,505

Net sales (intersegment eliminations)	$212,101	$184,893	$107,009	$(212)	$503,791
Operating margin	22.1%	20.8%	30.4%	n/m	24.2%
EBITDA margin	25.6%	27.3%	32.0%	n/m	28.4%

Reconciliation of EBITDA to Net Income
(in thousands)	Nine Months Ended September 30, 2016
	FMT	HST	FSDP	Corporate Office	Total IDEX
Operating income (loss)	$160,866	$119,028	$91,709	$(47,213)	$324,390
- Other (income) expense - net	(350)	(1,505)	(1,342)	(1,785)	(4,982)
+ Depreciation and amortization	22,011	33,044	8,316	953	64,324
EBITDA	183,227	153,577	101,367	(44,475)	393,696
- Interest expense					33,607
- Provision for income taxes					82,003
- Depreciation and amortization					64,324
Net income					$213,762

Net sales (intersegment eliminations)	$641,988	$556,475	$384,996	$(835)	$1,582,624
Operating margin	25.1%	21.4%	23.8%	n/m	20.5%
EBITDA margin	28.5%	27.6%	26.3%	n/m	24.9%

Reconciliation of EBITDA to Net Income
(in thousands)	Nine Months Ended September 30, 2015
	FMT	HST	FSDP	Corporate Office	Total IDEX
Operating income (loss)	$154,665	$117,888	$91,180	$(30,254)	$333,479
- Other (income) expense - net	(894)	(347)	(1,091)	743	(1,589)
+ Depreciation and amortization	20,321	31,874	4,574	1,205	57,974
EBITDA	175,880	150,109	96,845	(29,792)	393,042
- Interest expense					31,410
- Provision for income taxes					88,614
- Depreciation and amortization					57,974
Net income					$215,044

Net sales (intersegment eliminations)	$645,642	$552,418	$325,572	$(2,762)	$1,520,870
Operating margin	24.0%	21.3%	28.0%	n/m	21.9%
EBITDA margin	27.2%	27.2%	29.7%	n/m	25.8%

Reconciliation of Net Sales to Net Organic Sales	Three Months Ended September 30, 2016
	FMT	HST	FSDP	Total IDEX

Change in net sales	(2)%	(1)%	30%	5%
- Net impact from acquisitions/divestitures	(1)%	2%	38%	8%
- Impact from foreign currency	(1)%	(2)%	(2)%	(1)%
Net organic sales	—%	(1)%	(6)%	(2)%

Reconciliation of Net Sales to Net Organic Sales	Nine Months Ended September 30, 2016
	FMT	HST	FSDP	Total IDEX

Change in net sales	(1)%	1%	18%	4%
- Net impact from acquisitions/divestitures	1%	2%	24%	7%
- Impact from foreign currency	(1)%	(1)%	(1)%	(1)%
Net organic sales	(1)%	—%	(5)%	(2)%

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
Foreign Currency Exchange Rates
The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar, Swiss Franc, Indian Rupee and Chinese Renminbi. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the cost incurred to produce our products. The effect of transaction gains and losses is reported within other (income) expense-net on the Consolidated Statements of Operations.
Interest Rate Fluctuation
The Company’s interest rate exposure is primarily related to the $1.1 billion of total debt outstanding at September 30, 2016. Approximately 23% of the debt, representing the amount drawn on the Revolving Facility at September 30, 2016, is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $1.3 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016, that the Company’s disclosure controls and procedures were effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2016 to July 31, 2016	12,600	$84.17	12,600	$580,010,084
August 1, 2016 to August 31, 2016	—	—	—	580,010,084
September 1, 2016 to September 30, 2016	—	—	—	580,010,084
Total	12,600	$84.17	12,600	$580,010,084

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

IDEX Corporation
By:	/s/ MICHAEL J. YATES
Michael J. Yates
Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Accounting and Financial Officer)
Date: October 25, 2016

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

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Filed herewith