Form 10-Q
period 2017-03-31
IDEX CORP /DE/
filed 2017-04-26
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of April 19, 2017: 76,307,919.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$216,095	$235,964
Receivables, less allowance for doubtful accounts of $7,483 at March 31, 2017 and $8,078 at December 31, 2016	294,707	272,813
Inventories	257,900	252,859
Other current assets	54,978	61,085
Total current assets	823,680	822,721
Property, plant and equipment — net	250,114	247,816
Goodwill	1,645,565	1,632,592
Intangible assets — net	428,583	435,504
Other noncurrent assets	15,843	16,311
Total assets	$3,163,785	$3,154,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$135,462	$128,933
Accrued expenses	142,670	152,852
Short-term borrowings	323	1,046
Dividends payable	—	26,327
Total current liabilities	278,455	309,158
Long-term borrowings	950,283	1,014,235
Deferred income taxes	171,438	166,427
Other noncurrent liabilities	122,304	121,230
Total liabilities	1,522,480	1,611,050
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,190,717 shares at March 31, 2017 and 90,200,951 shares at December 31, 2016	902	902
Additional paid-in capital	702,644	697,213
Retained earnings	1,910,638	1,834,739
Treasury stock at cost: 13,636,301 shares at March 31, 2017 and 13,760,266 shares at December 31, 2016	(794,442)	(787,307)
Accumulated other comprehensive income (loss)	(178,437)	(201,653)
Total shareholders’ equity	1,641,305	1,543,894
Total liabilities and shareholders’ equity	$3,163,785	$3,154,944
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$553,552	$502,572
Cost of sales	302,611	279,237
Gross profit	250,941	223,335
Selling, general and administrative expenses	130,473	119,990
Restructuring expenses	4,797	—
Operating income	115,671	103,345
Other (income) expense - net	(308)	44
Interest expense	11,552	10,489
Income before income taxes	104,427	92,812
Provision for income taxes	28,528	24,682
Net income	$75,899	$68,130

Basic earnings per common share	$0.99	$0.90
Diluted earnings per common share	$0.99	$0.89

Share data:
Basic weighted average common shares outstanding	76,115	75,749
Diluted weighted average common shares outstanding	76,894	76,699
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$75,899	$68,130
Other comprehensive income (loss)
Reclassification adjustments for derivatives, net of tax	1,042	1,097
Pension and other postretirement adjustments, net of tax	1,124	671
Cumulative translation adjustment	21,050	16,217
Other comprehensive income (loss)	23,216	17,985
Comprehensive income	$99,115	$86,115
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2016	$698,115	$1,834,739	$(155,544)	$(27,852)	$(18,257)	$(787,307)	$1,543,894
Net income	—	75,899	—	—	—	—	75,899
Cumulative translation adjustment	—	—	21,050	—	—	—	21,050
Net change in retirement obligations (net of tax of $552)	—	—	—	1,124	—	—	1,124
Net change on derivatives designated as cash flow hedges (net of tax of $635)	—	—	—	—	1,042	—	1,042
Issuance of 205,965 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $4,221)		—	—	—	—	6,074	6,074
Repurchase of 82,000 shares of common stock	—	—	—	—	—	(7,562)	(7,562)
Unvested shares surrendered for tax withholding	—	—	—	—	—	(5,647)	(5,647)
Share-based compensation	5,431	—	—	—	—	—	5,431
Balance, March 31, 2017	$703,546	$1,910,638	$(134,494)	$(26,728)	$(17,215)	$(794,442)	$1,641,305
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$75,899	$68,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,903	9,067
Amortization of intangible assets	11,789	10,890
Amortization of debt issuance costs	329	378
Share-based compensation expense	6,159	6,442
Deferred income taxes	1,293	2,950
Non-cash interest expense associated with forward starting swaps	1,677	1,724
Changes in (net of effect from acquisitions):
Receivables	(20,058)	(19,267)
Inventories	(2,761)	(270)
Other current assets	6,570	(6,597)
Trade accounts payable	5,188	6,451
Accrued expenses	(11,565)	(6,641)
Other - net	1,556	(2,892)
Net cash flows provided by operating activities	84,979	70,365
Cash flows from investing activities
Additions of property, plant and equipment	(10,162)	(8,650)
Acquisition of businesses, net of cash acquired	—	(221,556)
Other - net	546	91
Net cash flows (used in) investing activities	(9,616)	(230,115)
Cash flows from financing activities
Borrowings under revolving facilities	13,000	275,391
Payments under revolving facilities	(80,224)	(20,994)
Dividends paid	(26,327)	(24,662)
Proceeds from stock option exercises	6,074	8,258
Purchase of common stock	(7,005)	(46,864)
Unvested shares surrendered for tax withholding	(5,647)	(4,717)
Other - net	738	—
Net cash flows provided by (used in) financing activities	(99,391)	186,412
Effect of exchange rate changes on cash and cash equivalents	4,159	3,765
Net increase (decrease) in cash	(19,869)	30,427
Cash and cash equivalents at beginning of year	235,964	328,018
Cash and cash equivalents at end of period	$216,095	$358,445

Supplemental cash flow information
Cash paid for:
Interest	$760	$965
Income taxes - net	5,888	9,516
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year.
The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Adopted Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for a company’s sponsored defined benefit pension and other postretirement plans. Under this ASU, companies are required to disaggregate the current service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. This ASU also requires companies to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. In addition, only the service cost component of periodic net benefit cost is eligible for capitalization. The Company elected to early adopt this standard in the quarter ended March 31, 2017 as presenting the service cost within income from operations is more indicative of our current pension cost. The Company adopted this standard retrospectively and thus $0.8 million was reclassified from Selling, general and administrative expenses to Other (income) expense - net for the three months ended March 31, 2016 to conform to current period presentation. The Company elected to apply the practical expedient that permits the use of previously disclosed service cost and other costs from the prior year’s pension and other postretirement benefit plan footnote in the comparative periods as appropriate estimates when retrospectively changing the presentation of these costs in the income statement. The Company included the required disclosures and the changes resulting from the adoption of this standard in Note 16.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Under this ASU, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit. This ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. In addition, companies will be required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The Company early adopted this standard on January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this guidance, entities utilizing the FIFO or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this guidance on January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods for the

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Company on January 1, 2018, with early adoption permitted. The Company does not believe the guidance will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard introduces a new lessee model that will require most leases to be recorded on the balance sheet and eliminates the required use of bright line tests in current U.S. GAAP for determining lease classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Companies are permitted to adopt the standard early and a modified retrospective application is required. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
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
In 2016, we established an implementation team and analyzed the impact of the standard by surveying business units and reviewing contracts to identify potential differences that may result from applying the requirements of the new standard. We made significant progress on our contract reviews during 2016 and the first quarter of 2017. While we are continuing to assess all potential impacts of the new standard, we currently believe that the most significant potential change relates to contracts for the development, manufacture and sale of customized products in our Health & Science Technologies segment. Due to the complexity of certain contracts in our Health & Science Technologies segment, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms. However, under the new standard we expect revenue recognition to remain substantially unchanged as the contract reviews support the recognition of revenue at a point in time, which is consistent with our current revenue recognition model. We also expect revenue recognition related to the Fluid & Metering Technologies segment and the Fire & Safety/Diversified Products segment to remain substantially unchanged. The implementation team has reported these initial findings and progress of the project to the Audit Committee. The Company is still evaluating the impact of the new guidance on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

2.    Acquisitions and Divestitures
All of the Company’s acquisitions have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the Company’s consolidated financial statements from their respective dates of acquisition.
The Company incurred $0.1 million and $1.0 million of acquisition-related transaction costs in the three months ended March 31, 2017 and 2016, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. During the three months ended March 31, 2016, the Company recorded $2.2 million of fair value inventory step-up charges in Cost of sales associated with the completed 2016 acquisition of Akron Brass Holding Corporation (“Akron Brass”).

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

2016 Acquisitions
On March 16, 2016, the Company acquired the stock of Akron Brass, a producer of a large array of engineered life–safety products for the safety and emergency response markets, which includes apparatus valves, monitors, nozzles, specialty lighting, electronic vehicle–control systems and firefighting hand tools. The business was acquired to complement and create synergies with our existing Hale, Class 1, and Godiva businesses. Headquartered in Wooster, Ohio, Akron Brass operates in our Fire & Safety/Diversified Products segment. Akron Brass was acquired for cash consideration of $221.4 million. The purchase price was funded with borrowings under the Company’s revolving facilities. The final goodwill and intangible assets recognized as part of the transaction were $124.6 million and $90.4 million, respectively. The goodwill is not deductible for tax purposes.
On July 1, 2016, the Company acquired the stock of AWG Fittings GmbH (“AWG Fittings”), a producer of engineered products for the safety and emergency response markets, including valves, monitors and nozzles. The business was acquired to complement and create synergies with our existing Hale, Class 1, Godiva and Akron Brass businesses. Headquartered in Ballendorf, Germany, AWG Fittings operates in our Fire & Safety/Diversified Products segment. AWG Fittings was acquired for cash consideration of $47.5 million (€42.8 million). The purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of the transaction were $22.1 million and $10.3 million, respectively. The goodwill is not deductible for tax purposes.
On August 31, 2016, the Company acquired the stock of SFC Koenig AG (“SFC Koenig”), a producer of highly engineered expanders and check valves for critical applications across the transportation, hydraulic, aviation and medical markets. Headquartered in Dietikon, Switzerland, SFC Koenig operates in our Health & Science Technologies segment. SFC Koenig was acquired for cash consideration of $241.1 million (€215.9 million). The purchase price was funded with cash on hand and borrowings under the Company’s revolving facilities. Goodwill and intangible assets recognized as part of the transaction were $144.4 million and $117.0 million, respectively. The goodwill is not deductible for tax purposes. The Company is continuing to evaluate the valuation of certain income tax liabilities associated with the SFC Koenig acquisition and is in the process of finalizing the purchase price allocation. The Company will make appropriate adjustments to the purchase price allocations prior to the completion of the measurement period, as required. Only items identified as of the acquisition date will be considered for subsequent adjustment.
2016 Divestitures
The Company periodically reviews its operations for businesses which may no longer be aligned with its strategic objectives and focus on core business and customers. Any resulting gain or loss recognized due to divestitures is recorded within Loss (gain) on sale of businesses - net.
On July 29, 2016, the Company completed the sale of its Hydra-Stop product line for $15.0 million in cash, resulting in a pre-tax gain on the sale of $5.8 million. In addition, the Company can earn up to $2 million based on the achievement of financial objectives for net sales in 2016 and 2017.  The Company earned $1.0 million for the achievement of 2016 net sales objectives, which represents the maximum earn out for 2016. The Company can earn an additional $1.0 million based on 2017 net sales. The results of Hydra-Stop were reported within the Fluid & Metering Technologies segment and generated $7.5 million of revenues in 2016 through the date of sale.
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
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, valves, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water & wastewater, agriculture and energy industries. The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded sealing components, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, apparatus valves, monitors, nozzles, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended March 31,
	2017	2016 (1)
Net sales
Fluid & Metering Technologies
External customers	$216,655	$211,709
Intersegment sales	115	134
Total group sales	216,770	211,843
Health & Science Technologies
External customers	199,575	186,251
Intersegment sales	104	92
Total group sales	199,679	186,343
Fire & Safety/Diversified Products
External customers	137,322	104,612
Intersegment sales	125	6
Total group sales	137,447	104,618
Intersegment elimination	(344)	(232)
Total net sales	$553,552	$502,572
Operating income
Fluid & Metering Technologies	$57,813	$51,703
Health & Science Technologies	42,238	40,682
Fire & Safety/Diversified Products	32,626	25,654
Corporate office expense and other (2)	(17,006)	(14,694)
Total operating income	115,671	103,345
Interest expense	11,552	10,489
Other (income) expense - net	(308)	44
Income before income taxes	$104,427	$92,812
(1) Certain amounts in the prior year income statement have been reclassified to conform to the current presentation due to the early adoption of ASU 2017-07.
(2) Corporate office expense for the three months ended March 31, 2016 includes a $3.7 million benefit from the reversal of the contingent consideration related to a 2015 acquisition.

	March 31, 2017	December 31, 2016
Assets
Fluid & Metering Technologies	$1,079,230	$1,065,670
Health & Science Technologies	1,281,976	1,266,036
Fire & Safety/Diversified Products	709,135	705,735
Corporate office	93,444	117,503
Total assets	$3,163,785	$3,154,944

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

4.    Earnings Per Common Share
Earnings per common share (“EPS”) are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method, restricted stock, and performance share units.
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
Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended March 31,
	2017	2016
Basic weighted average common shares outstanding	76,115	75,749
Dilutive effect of stock options, restricted stock, and performance share units	779	950
Diluted weighted average common shares outstanding	76,894	76,699
Options to purchase approximately 0.3 million and 1.4 million shares of common stock for the three months ended March 31, 2017, and 2016, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

5.    Inventories
The components of inventories as of March 31, 2017 and December 31, 2016 were:

	March 31, 2017	December 31, 2016
Raw materials and component parts	$158,236	$154,278
Work in process	38,460	34,832
Finished goods	61,204	63,749
Total	$257,900	$252,859
Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and factory overhead, is determined on a FIFO basis.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2017, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2016	$573,437	$699,299	$359,856	$1,632,592
Foreign currency translation	3,068	5,732	3,474	12,274
Acquisition adjustments	—	636	63	699
Balance at March 31, 2017	$576,505	$705,667	$363,393	$1,645,565
ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first three months of 2017, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of our annual impairment test at October 31, 2016, all reporting units had fair values in excess of their carrying values. In addition to performing our annual impairment test, we also performed interim impairment tests due to the divestitures in the third and fourth quarters of 2016 as well as the reorganization of certain reporting units. As a result of these impairment tests, the Company concluded that the reporting units had fair values in excess of their carrying values, which was consistent with our annual impairment test at October 31, 2016.

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets at March 31, 2017 and December 31, 2016:

	At March 31, 2017				At December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$9,863	$(6,809)	$3,054	11	$9,856	$(6,635)	$3,221
Trade names	114,403	(44,714)	69,689	16	113,428	(42,653)	70,775
Customer relationships	334,735	(130,996)	203,739	12	369,087	(161,065)	208,022
Unpatented technology	102,260	(41,392)	60,868	12	106,747	(44,516)	62,231
Other	829	(496)	333	10	6,527	(6,172)	355
Total amortized intangible assets	562,090	(224,407)	337,683		605,645	(261,041)	344,604
Indefinite lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$652,990	$(224,407)	$428,583		$696,545	$(261,041)	$435,504
The Banjo trade name is an indefinite-lived intangible asset which is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired. In the first three months of 2017, there were no events or circumstances that would have required an interim impairment test. Based on the results of our annual impairment test at October 31, 2016, the fair value of the Banjo trade name was greater than 25% in excess of the carrying value.
The Akron Brass trade name is an indefinite-lived intangible asset that was acquired as a result of the Akron Brass acquisition in March 2016 and is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired. In the first three months of 2017, there were no events or circumstances

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

that would have required an interim impairment test. Based on the results of our annual impairment test at October 31, 2016, the fair value of the Akron Brass trade name was near its carrying value as a result of the acquisition of this business in March 2016.
Amortization of intangible assets was $11.8 million and $10.9 million for the three months ended March 31, 2017 and 2016, respectively. Based on the intangible asset balances as of March 31, 2017, amortization expense is expected to approximate $31.7 million for the remaining nine months of 2017, $35.2 million in 2018, $33.2 million in 2019, $32.0 million in 2020 and $30.8 million in 2021.

7.    Accrued Expenses
The components of accrued expenses as of March 31, 2017 and December 31, 2016 were:

	March 31, 2017	December 31, 2016
Payroll and related items	$54,041	$67,600
Management incentive compensation	6,582	16,339
Income taxes payable	13,393	8,808
Insurance	9,420	9,416
Warranty	5,887	5,628
Deferred revenue	15,463	12,607
Restructuring	4,148	3,893
Liability for uncertain tax positions	2,359	1,366
Accrued interest	10,449	1,663
Other	20,928	25,532
Total accrued expenses	$142,670	$152,852

8.    Other Noncurrent Liabilities
The components of other noncurrent liabilities as of March 31, 2017 and December 31, 2016 were:

	March 31, 2017	December 31, 2016
Pension and retiree medical obligations	$98,656	$93,604
Liability for uncertain tax positions	2,079	2,623
Deferred revenue	2,361	2,442
Other	19,208	22,561
Total other noncurrent liabilities	$122,304	$121,230

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

9.    Borrowings
Borrowings at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Revolving Facility	$105,342	$169,579
4.5% Senior Notes, due December 2020	300,000	300,000
4.2% Senior Notes, due December 2021	350,000	350,000
3.2% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
Other borrowings	527	1,294
Total borrowings	955,869	1,020,873
Less current portion	323	1,046
Less deferred debt issuance costs	4,133	4,399
Less unaccreted debt discount	1,130	1,193
Total long-term borrowings	$950,283	$1,014,235
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
On June 23, 2015, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement replaced the Company’s existing five-year, $700 million credit agreement, dated as of June 27, 2011, which was due to expire on June 27, 2016.
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at March 31, 2017, the applicable margin was 1.10%, resulting in a weighted average interest rate of 1.51% at March 31, 2017. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months.
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
At March 31, 2017, $105.3 million was outstanding under the Revolving Facility, with $9.1 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at March 31, 2017 of approximately $585.6 million.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA. At March 31, 2017, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

10.    Derivative Instruments
The Company enters into cash flow hedges from time to time to reduce the exposure to variability in certain expected future cash flows. The type of cash flow hedges the Company enters into includes foreign currency contracts and interest rate exchange contracts that effectively convert a portion of floating-rate debt to fixed-rate debt and are designed to reduce the impact of interest rate changes on future interest expense.
The effective portion of gains or losses on interest rate exchange contracts is reported in Accumulated other comprehensive income (loss) in Shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change. See Note 13 for the amount of loss reclassified into income for interest rate contracts for the three months ended March 31, 2017 and 2016. As of March 31, 2017, the Company did not have any interest rate contracts outstanding.
In 2010 and 2011, the Company entered into two separate forward starting interest rate contracts in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year term of the debt instruments. Approximately $6.6 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at March 31, 2017 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

During the three months ended March 31, 2017, the Company entered into four foreign currency forward contracts with a combined notional value of €180 million that have not been designated as hedges for accounting purposes. These contracts are used to manage foreign currency exposure related to changes in the value of intercompany loans caused by changes in foreign

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

exchange rates. The change in the fair value of the foreign currency forward contracts and the corresponding change in the fair value of the intercompany loans of the Company are both recorded through earnings each period as incurred.  During the three months ended March 31, 2017, the Company recorded a net gain of $0.4 million within Other income (expense) - net in the Condensed Consolidated Statements of Operations related to these forward contracts.

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date. The following table sets forth the fair value amounts of derivative instruments held by the Company as of March 31, 2017 and December 31, 2016:

	Fair Value Assets (Liabilities)
	March 31, 2017	December 31, 2016	Balance Sheet Caption
	(In thousands)
Forward exchange contracts	$(373)	$—	Accrued expenses

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
The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheets at March 31, 2017 and December 31, 2016:

	Basis of Fair Value Measurements
	Balance at March 31, 2017	Level 1	Level 2	Level 3
Available for sale securities	$5,071	$5,071	$—	$—
Foreign exchange contracts	(373)	—	(373)	—

	Basis of Fair Value Measurements
	Balance at December 31, 2016	Level 1	Level 2	Level 3
Available for sale securities	$5,369	$5,369	$—	$—
There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2017 or the year ended December 31, 2016.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At March 31, 2017, the fair value of the outstanding indebtedness under our Revolving Facility, 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $974.2 million compared to the carrying value of $954.2 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

12.    Restructuring
During the first quarter of 2017, the Company recorded restructuring costs of $4.8 million as part of the 2016 restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The restructuring costs included severance benefits for 97 employees. The costs incurred related to these initiatives were included in Restructuring expenses in the Consolidated Statements of Operations while the related accruals were included in Accrued expenses in the Consolidated Balance Sheets. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of asset disposals or impairments.
Pre-tax restructuring expenses by segment for the three months ended March 31, 2017 are as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$1,566	$—	$1,566
Health & Science Technologies	2,470	558	3,028
Fire & Safety/Diversified Products	73	—	73
Corporate/Other	130	—	130
Total restructuring costs	$4,239	$558	$4,797
Restructuring accruals of $4.1 million and $3.9 million at March 31, 2017 and December 31, 2016, respectively, are recorded in Accrued expenses in the Consolidated Balance Sheets. Severance benefits are expected to be paid by the end of the year using cash from operations. The changes in the restructuring accrual for the three months ended March 31, 2017 are as follows:

Restructuring
(In thousands)
Balance at January 1, 2017	$3,893
Restructuring expenses	4,797
Payments, utilization and other	(4,542)
Balance at March 31, 2017	$4,148

13.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$21,050	$—	$21,050	$16,217	$—	$16,217
Pension and other postretirement adjustments	1,676	(552)	1,124	993	(322)	671
Reclassification adjustments for derivatives	1,677	(635)	1,042	1,724	(627)	1,097
Total other comprehensive income (loss)	$24,403	$(1,187)	$23,216	$18,934	$(949)	$17,985

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table summarizes the amounts reclassified from accumulated other comprehensive income to net income during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Pension and other postretirement plans
Amortization of service cost	$1,676	$993
Total before tax	1,676	993
Provision for income taxes	(552)	(322)
Total net of tax	$1,124	$671
Derivatives
Reclassification adjustments	$1,677	$1,724
Total before tax	1,677	1,724
Provision for income taxes	(635)	(627)
Total net of tax	$1,042	$1,097

The Company recognizes the service cost component in both Selling, general and administrative expenses and Cost of sales, depending on the functional area of the underlying employees included in the plans.

14.    Common and Preferred Stock
On December 1, 2015, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the three months ended March 31, 2017, the Company purchased a total of 82 thousand shares at a cost of $7.6 million, of which $0.6 million was settled in April 2017. During the three months ended March 31, 2016, the Company purchased 628 thousand shares at a cost of $45.8 million, of which $1.2 million was settled in April 2016. As of March 31, 2017, the amount of share repurchase authorization remaining is $572.4 million.
At March 31, 2017 and December 31, 2016, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at March 31, 2017 or December 31, 2016.

15.    Share-Based Compensation

Stock Options
Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended March 31,
	2017	2016
Weighted average fair value of option grants	$24.11	$18.40
Dividend yield	1.45%	1.70%
Volatility	29.41%	29.71%
Risk-free forward interest rate	0.82% - 3.04%	0.53% - 2.50%
Expected life (in years)	5.83	5.91

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for stock options is as follows:

	Three Months Ended March 31,
	2017	2016
Cost of goods sold	$186	$119
Selling, general and administrative expenses	2,284	2,295
Total expense before income taxes	2,470	2,414
Income tax benefit	(747)	(760)
Total expense after income taxes	$1,723	$1,654
A summary of the Company’s stock option activity as of March 31, 2017, and changes during the three months ended March 31, 2017, are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,987,946	$61.83	6.84	$56,144,876
Granted	427,895	93.17
Exercised	(110,112)	55.17
Forfeited	(25,755)	77.15
Outstanding at March 31, 2017	2,279,974	$67.87	7.25	$58,471,654
Vested and expected to vest as of March 31, 2017	2,117,100	$66.61	7.10	$56,949,565
Exercisable at March 31, 2017	1,188,689	$54.28	5.67	$46,633,546

Restricted Stock
Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of March 31, 2017, and changes during the three months ended March 31, 2017, are presented as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	217,898	$76.19
Granted	55,440	93.05
Vested	(62,994)	71.02
Forfeited	(11,725)	79.24
Unvested at March 31, 2017	198,619	$82.36
Dividends are paid on restricted stock awards, whose fair value is equal to the market price of the Company’s stock at the date of the grant.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for restricted shares is as follows:

	Three Months Ended March 31,
	2017	2016
Cost of goods sold	$152	$128
Selling, general and administrative expenses	1,253	1,530
Total expense before income taxes	1,405	1,658
Income tax benefit	(439)	(513)
Total expense after income taxes	$966	$1,145

Cash-Settled Restricted Stock
The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. A summary of the Company’s unvested cash-settled restricted stock activity as of March 31, 2017, and changes during the three months ended March 31, 2017, are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2017	103,790	$90.06
Granted	33,505	93.51
Vested	(26,300)	91.96
Forfeited	(7,550)	93.51
Unvested at March 31, 2017	103,445	$93.51
Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended March 31,
	2017	2016
Cost of goods sold	$248	$189
Selling, general and administrative expenses	430	500
Total expense before income taxes	678	689
Income tax benefit	(142)	(98)
Total expense after income taxes	$536	$591

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

	Three Months Ended March 31,
	2017	2016
Weighted average fair value of performance share units	$115.74	$111.42
Dividend yield	—%	—%
Volatility	17.36%	17.99%
Risk-free forward interest rate	1.45%	0.89%
Expected life (in years)	2.85	2.86
 A summary of the Company’s performance share unit activity as of March 31, 2017, and changes during the three months ended March 31, 2017, are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	137,055	$104.18
Granted	65,530	115.76
Vested	—	—
Forfeited and other	(3,925)	100.95
Unvested at March 31, 2017	198,660	$108.06
The Company granted 63,325 performance share units in February 2014, which vested on December 31, 2016. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2016, the Company achieved a 141% payout that resulted in 89,288 shares issued in February 2017.
Total compensation cost for performance share units is as follows:

	Three Months Ended March 31,
	2017	2016
Cost of goods sold	$—	$—
Selling, general and administrative expenses	1,606	1,681
Total expense before income taxes	1,606	1,681
Income tax benefit	(507)	(535)
Total expense after income taxes	$1,099	$1,146
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.
As of March 31, 2017, there was $16.6 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.6 years, $7.5 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.2 years, $4.6 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.2 years, and $10.7 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.2 years.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

16.    Retirement Benefits
The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans. As disclosed in Note 1, the Company elected to early adopt ASU 2017-17 during the quarter ended March 31, 2017. As a result, the Company recorded Interest cost, Expected return on plan assets, and Net amortization within Other (income) expense - net. The Company adopted this standard retrospectively and thus $0.8 million was reclassified from Selling, general and administrative expenses to Other (income) expense - net for the three months ended March 31, 2016 to conform to current period presentation.

	Pension Benefits
	Three Months Ended March 31,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$254	$482	$294	$299
Interest cost	660	308	747	350
Expected return on plan assets	(944)	(264)	(1,175)	(219)
Net amortization	642	382	827	238
Net periodic benefit cost	$612	$908	$693	$668

	Other Postretirement Benefits
	Three Months Ended March 31,
	2017	2016
Service cost	$152	$132
Interest cost	204	174
Net amortization	(198)	(154)
Net periodic benefit cost	$158	$152
The Company previously disclosed in its financial statements for the year ended December 31, 2016, that it expected to contribute approximately $5.8 million to its defined benefit plans and $0.1 million to its other postretirement benefit plans in 2017. As of March 31, 2017, the Company continues to expect to contribute approximately $5.8 million to its defined benefit plans and $0.1 million to its other postretirement benefit plans in 2017. The Company contributed a total of $0.6 million during the first three months of 2017 to fund these plans.

17.    Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on its financial condition, results of operations or cash flows.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

18.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $28.5 million in the three months ended March 31, 2017 from $24.7 million in the same period of 2016. The effective tax rate increased to 27.3% for the three months ended March 31, 2017 compared to 26.6% in the same period of 2016 due to the mix of global pre-tax income among jurisdictions.

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
The Company has three reportable business segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”). Within our three reportable segments, the Company maintains thirteen platforms, where we focus on organic growth and strategic acquisitions. Each of our thirteen platforms is also a reporting unit, where we annually test goodwill for impairment.
The Fluid & Metering Technologies segment contains the Energy (comprised of Corken, Faure Herman, Liquid Controls, SAMPI, and Toptech), Valves (comprised of Alfa Valvole, Richter, and Aegis), Water (comprised of Pulsafeeder, OBL, Knight, ADS, Trebor, and iPEK), Pumps (comprised of Viking and Warren Rupp), and Agriculture (comprised of Banjo) platforms. The Health & Science Technologies segment contains the Scientific Fluidics & Optics (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, CiDRA Precision Services, CVI Melles Griot, Semrock, and AT Films), Sealing Solutions (comprised of Precision Polymer Engineering, FTL Seals Technology, Novotema, and SFC Koenig), Gast, Micropump,

and Material Processing Technologies (comprised of Quadro, Fitzpatrick, Microfluidics, and Matcon) platforms. The Fire & Safety/Diversified Products segment is comprised of the Fire & Safety (comprised of Class 1, Hale, Akron Brass, AWG Fittings, Godiva, Dinglee, Hurst Jaws of Life, Lukas, and Vetter), Band-It, and Dispensing platforms.
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, valves, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water & wastewater, agriculture and energy industries.
The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded sealing components, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, life sciences, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications.
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

Management uses Adjusted operating income, Adjusted net income, and Adjusted EPS as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as restructuring expenses.
The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP, and the financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Some of our key financial results for the three months ended March 31, 2017 when compared to the same period from the prior year are as follows:

•	Sales of $554 million increased 10%; organic sales (which excludes acquisitions, divestitures and foreign currency translation) were up 5%.

•	Operating income of $116 million increased 12%. Adjusted operating income of $120 million, adjusted for $4.8 million of restructuring charges, increased 17%.

•	Net income increased 11% to $76 million or 14% of sales. Adjusted net income of $79 million, adjusted for $3 million of restructuring charges net of tax benefit, increased 16% or 14% of sales.

•	EBITDA of $137 million was 25% of sales and covered interest expense by nearly 12 times.

•	Diluted EPS of $0.99 increased 10 cents, or 11%. Adjusted EPS of $1.03 increased 14 cents, or 16%.
Given the Company’s current outlook, we are projecting second quarter 2017 EPS in the range of $1.04 to $1.06 with full year 2017 adjusted EPS of $4.00 to $4.10. We are also projecting full year organic revenue growth expectations of 3% to 4% with 2% to 3% growth in the second quarter.

Results of Operations
The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2017 and 2016. Segment operating income and EBITDA exclude unallocated corporate operating expenses of $17.0 million and $14.7 million for the three months ended March 31, 2017 and 2016, respectively.

Consolidated Results for the Three Months Ended March 31, 2017 Compared with the Same Period of 2016

(In thousands)	Three Months Ended March 31,
	2017	2016
Net sales	$553,552	$502,572
Operating income	115,671	103,345
Operating margin	20.9%	20.6%
For the three months ended March 31, 2017, Fluid & Metering Technologies contributed 39% of sales, 44% of operating income and 41% of EBITDA; Health & Science Technologies contributed 36% of sales, 32% of operating income and 35% of EBITDA; and Fire & Safety/Diversified Products contributed 25% of sales, 24% of operating income and 24% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.
Sales in the three months ended March 31, 2017 were $553.6 million, which was a 10% increase compared to the same period last year. This reflects a 5% increase in organic sales, a 7% net favorable impact from acquisitions (Akron Brass - March 2016, AWG Fittings - July 2016 and SFC Koenig - September 2016) and divestitures (Hydra-Stop - July 2016, CVI Japan - September 2016, IETG - October 2016, and CVI Korea - December 2016) and 2% unfavorable foreign currency translation. Sales to customers outside the U.S. represented approximately 49% of total sales in the first three months of 2017 compared with 51% during the same period in 2016.
Gross profit of $250.9 million in the first three months of 2017 increased $27.6 million, or 12%, from the same period in 2016. Gross margin of 45.3% in the first three months of 2017 increased 90 basis points from 44.4% during the same period in 2016, primarily due to productivity, volume leverage and a $2.2 million fair value inventory step-up charge in the prior year period. Gross profit increased compared to 2016 as a result of a full quarter of prior year acquisitions.
Selling, general and administrative expenses increased to $130.5 million in the first three months of 2017 from $120.0 million during the same period of 2016. The change is due to $12.6 million of net incremental costs from acquisitions and divestitures, offset by benefits from prior period restructuring and cost controls. As a percentage of sales, selling, general and administrative expenses were 23.5% for the first three months of 2017, down 30 basis points compared to 23.8% during the same period of 2016.
Other (income) expense - net in the first three months of 2017 was flat compared with the same period in 2016.
Interest expense of $11.6 million in the first three months of 2017 was up from $10.5 million in 2016 primarily as a result of the Notes issued in June 2016.

Operating income of $115.7 million in the first three months of 2017 was up from the $103.3 million recorded during the same period in 2016, while operating margin of 20.9% was up from 20.6% recorded in the same period of 2016. The increase in operating income and margin is primarily due to operational efficiency and a $2.2 million fair value inventory step-up charge in the prior year period, partially offset by $4.8 million of restructuring-related charges in the current period.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $28.5 million for the first three months of 2017 increased compared to $24.7 million recorded in the same period of 2016. The effective tax rate increased to 27.3% for the first three months of 2017 compared to 26.6% in the same period of 2016 due to the mix of global pre-tax income among jurisdictions.
Net income in the first three months of 2017 of $75.9 million increased from $68.1 million during the same period of 2016. Diluted earnings per share in the first three months of 2017 of $0.99 increased $0.10, or 11%, compared with the same period in 2016.
Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended March 31,
	2017	2016
Net sales	$216,770	$211,843
Operating income	57,813	51,703
Operating margin	26.7%	24.4%
Sales of $216.8 million increased $4.9 million, or 2%, in the first three months of 2017 compared with the same period of 2016. This reflects a 6% increase in organic sales, a 3% unfavorable impact from divestitures (Hydra-Stop - July 2016 and IETG - October 2016), and a 1% unfavorable impact from foreign currency translation. In the first three months of 2017, sales increased 8% domestically and decreased 5% internationally compared to the same period in 2016. Sales to customers outside the U.S. were approximately 41% of total segment sales during the first three months of 2017 compared with 44% during the same period in 2016.
Sales within our Energy platform were flat in the first three months of 2017 compared to the same period of 2016 primarily as a result of strong oil & gas project orders, a healthy US aviation project funnel and a stable stationary market offset by continued weakness in the North American LPG mobile market and lower than expected truck builds. Sales within our Pumps platform increased compared to the first three months of 2016 due to strength in oil & gas upstream markets, as well as a solid North American industrial distribution market and higher project volume. Sales within the Water platform decreased in the first three months of 2017 due to the Hydra-Stop and IETG divestitures, partially offset with an increase in municipal spending and health care end markets. Sales within our Agricultural platform increased in the first three months of 2017 compared to the same period of 2016 due to strong global demand across North America, Europe and Latin America. Sales in the Valves platform were up in the first three months of 2017 compared to the prior year period as a result of accelerated improvements in Europe as well as a strong global automotive market and the petro-chemical end market.
Operating income and operating margins of $57.8 million and 26.7%, respectively, in the first three months of 2017 were higher than the $51.7 million and 24.4%, respectively, recorded in the first three months of 2016, primarily due to productivity, higher volume and the benefit from prior period restructuring initiatives, partially offset by current period restructuring expenses.
Health & Science Technologies Segment

(In thousands)	Three Months Ended March 31,
	2017	2016
Net sales	$199,679	$186,343
Operating income	42,238	40,682
Operating margin	21.2%	21.8%
Sales of $199.7 million increased $13.3 million, or 7%, in the first three months of 2017 compared with the same period in 2016. This reflects a 5% increase in organic sales, a 5% net favorable impact from acquisitions (SFC Koenig - September 2016) and divestitures (CVI Japan - September 2016 and CVI Korea - December 2016) and a 3% unfavorable impact from foreign currency translation. In the first three months of 2017, sales increased 15% domestically and increased 2% internationally. Sales to customers outside the U.S. were approximately 55% of total segment sales in the first three months of 2017 compared with 58% during the same period in 2016.

Sales within our Material Processing Technologies platform decreased in the first three months of 2017 compared to the same period in 2016 due to the timing on pharmaceutical project shipments. Sales within our Scientific Fluidics & Optics platform were down compared to the first three months of 2016 due to the CVI Japan and CVI Korea divestitures, partially offset by strong demand in all primary end markets, including analytical instrumentation, IVD, and life sciences. Sales within our Sealing Solutions platform increased compared to the first three months of 2016 due to the inclusion of a full quarter of the SFC Koenig acquisition as well as continued strength in the semiconductor and transportation end markets. Sales within our Gast platform decreased compared to the first three months of 2016, primarily due to the impact of OEM headwinds. Sales within our Micropump platform decreased compared to the first three months of 2016 due to continued weakness in printing markets partially offset by increasing demand in North American industrial distribution markets.
Operating income of $42.2 million in the first three months of 2017 was up from the $40.7 million recorded in the same period of 2016, primarily due to higher volume and productivity improvements within the segment, partially offset by 2017 restructuring expenses related to site consolidations within the Material Processing Technologies platform. Operating margin of 21.2% in the first three months of 2017 was down from the 21.8% recorded in the same period of 2016, primarily due to the site consolidation related restructuring expenses.
Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended March 31,
	2017	2016
Net sales	$137,447	$104,618
Operating income	32,626	25,654
Operating margin	23.7%	24.5%
Sales of $137.4 million increased $32.8 million, or 31%, in the first three months of 2017 compared with the same period in 2016. This reflects a 1% increase in organic revenue, a 33% favorable acquisition impact (Akron Brass - March 2016 and AWG Fittings - July 2016) and a 3% unfavorable impact from foreign currency translation. In the first three months of 2017, sales increased 43% domestically and increased 22% internationally, compared with the same period in 2016. Sales to customers outside the U.S. were approximately 52% of total segment sales in the first three months of 2017 compared to 56% during the same period of 2016.
Sales within our Dispensing platform decreased compared to the first three months of 2016, primarily driven by lower X-Smart sales in Asia and large European projects from the prior year that did not repeat. Sales within our Band-It platform increased compared to the first three months of 2016 due to solid growth in the energy and transportation markets, partially offset by lack of project funding in Asia. Sales within our Fire & Safety platform increased compared to the first three months of 2016 primarily due to a full quarter of the Akron Brass and AWG Fittings acquisitions as well as strength in the Industrial market.
Operating income of $32.6 million in the first three months of 2017 was higher than the $25.7 million recorded in the same period of 2016 while operating margin of 23.7% recorded in the first three months of 2017 was lower than the 24.5% recorded for the same period of 2016. The lower operating margin was due to the dilutive impact of prior year acquisitions resulting from a higher level of amortization and a lower operating margin run rate from the acquired businesses compared to the historical businesses within the segment. The higher operating income was due to the incremental impact of the prior year acquisitions.

Liquidity and Capital Resources
Operating Activities
At March 31, 2017, the Company’s cash and cash equivalents totaled $216.1 million, of which $186.8 million was held outside of the United States. At March 31, 2017, working capital was $545.2 million and the current ratio was 3.0 to 1. Cash flows from operating activities for the first three months of 2017 increased $14.6 million, or 21%, to $85.0 million compared to the first three months of 2016, due to higher net income and lower U.S. federal income tax payments, partially offset by higher bonus payments.
Investing Activities
Cash flows used in investing activities for the first three months of 2017 decreased $220.5 million to $9.6 million compared to the same period in 2016, primarily due to $221.6 million spent on the acquisition of Akron Brass.
Cash flows provided by operating activities were more than adequate to fund capital expenditures of $10.2 million and $8.7 million in the first three months of 2017 and 2016, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.
Financing Activities
Cash flows used in financing activities for the first three months of 2017 was $99.4 million compared to cash flows provided by financing activities of $186.4 million in the same period of 2016, primarily as a result of borrowings to fund the Akron Brass acquisition, partially offset by lower stock repurchases and higher payments under revolving facilities in 2017 compared to the same period in 2016.
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
The Credit Agreement consists of the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 23, 2020. At March 31, 2017, there were $105.3 million of outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $9.1 million. The net available borrowing capacity under the Revolving Facility at March 31, 2017, was approximately $585.6 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at March 31, 2017, the applicable margin was 1.10%, resulting in a weighted average interest rate of 1.51% at March 31, 2017. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 15 basis points and is payable quarterly.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, which require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At March 31, 2017, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 11.65 to 1 and the leverage ratio was 1.78 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
On December 1, 2015, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the first three months of 2017, the Company purchased a total of 82 thousand shares at a cost of $7.6 million, of which $0.6 million settled in April 2017. During the three months ended March 31, 2016, the Company purchased 628 thousand shares at a cost of $45.8 million, of which $1.2 million was settled in April 2016. As of March 31, 2017, the amount of share repurchase authorization remaining is $572.4 million.
The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest on all borrowings, pension and postretirement funding requirements, expected share repurchases and annual dividend payments to holders of the Company’s stock for the remainder of 2017. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings.

Non-GAAP Disclosures

Set forth below are reconciliations of Adjusted operating income, Adjusted net income, Adjusted EPS, and EBITDA to the comparable measures of net income and operating income, as determined in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). We have reconciled Adjusted operating income to Operating income; Adjusted net income to Net income; Adjusted EPS to EPS; consolidated EBITDA and segment EBITDA to net income. The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that we do not allocate consolidated interest expense or the consolidated provision for income taxes to our segments.
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

Management uses Adjusted operating income, Adjusted net income, and Adjusted EPS as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as restructuring expenses. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency, and a more comprehensive understanding of the information used by management in its financial and operational decision making.

In addition to measuring our cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure free cash flow (a non-GAAP measure) which represents net cash provided by operating activities minus capital expenditures. We believe that free cash flow is an important measure of operating performance because it provides management a measurement of cash generated from operations that is available for mandatory payment obligations and investment opportunities, such as funding acquisitions, paying dividends, repaying debt and repurchasing our common stock.
The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

1. Reconciliations of Reported-to-Adjusted Operating Income
(in thousands)	Three Months Ended March 31,
	2017	2016
Reported operating income	$115,671	$103,345
+ Restructuring expenses	4,797	—
Adjusted operating income	$120,468	$103,345

Net sales	553,552	502,572
Operating margin	20.9%	20.6%
Adjusted operating margin	21.8%	20.6%

2. Reconciliations of Reported-to-Adjusted Net Income
(in thousands)	Three Months Ended March 31,
	2017	2016
Reported net income	$75,899	$68,130
+ Restructuring expenses	4,797	—
+ Tax impact on restructuring expenses	(1,529)	—
Adjusted net income	$79,167	$68,130

3. Reconciliations of Reported-to-Adjusted EPS
(shares in thousands)	Three Months Ended March 31,
	2017	2016
Reported EPS	$0.99	$0.89
+ Restructuring expenses	0.06	—
+ Tax impact on restructuring expenses	(0.02)	—
Adjusted EPS	$1.03	$0.89

Diluted weighted average shares	76,894	76,699

4. Reconciliations of Reported-to-Adjusted Operating Income and Margin
(dollars in thousands)	Three months ended March 31, 2017
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$57,813	$42,238	$32,626	$(17,006)	$115,671
+ Restructuring expenses	1,566	3,028	73	130	4,797
Adjusted operating income (loss)	$59,379	$45,266	$32,699	$(16,876)	$120,468

Net sales (eliminations)	$216,770	$199,679	$137,447	$(344)	$553,552

Operating margin	26.7%	21.2%	23.7%	n/m	20.9%
Adjusted operating margin	27.4%	22.7%	23.8%	n/m	21.8%

5. Reconciliations of Reported-to-Adjusted Operating Income and Margin
(dollars in thousands)	Three months ended March 31, 2016
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$51,703	$40,682	$25,654	$(14,694)	$103,345
+ Restructuring expenses	—	—	—	—	—
Adjusted operating income (loss)	$51,703	$40,682	$25,654	$(14,694)	$103,345

Net sales (eliminations)	$211,843	$186,343	$104,618	$(232)	$502,572

Operating margin	24.4%	21.8%	24.5%	n/m	20.6%
Adjusted operating margin	24.4%	21.8%	24.5%	n/m	20.6%

6. Reconciliation of EBITDA to Net Income
(in thousands)	Three Months Ended March 31, 2017
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$57,813	$42,238	$32,626	$(17,006)	$115,671
- Other (income) expense - net	30	143	36	(517)	(308)
+ Depreciation and amortization	5,644	11,264	3,577	207	20,692
EBITDA	63,427	53,359	36,167	(16,282)	136,671
- Interest expense					11,552
- Provision for income taxes					28,528
- Depreciation and amortization					20,692
Net income					$75,899

Net sales (intersegment eliminations)	$216,770	$199,679	$137,447	$(344)	$553,552
Operating margin	26.7%	21.2%	23.7%	n/m	20.9%
EBITDA margin	29.3%	26.7%	26.3%	n/m	24.7%

7. Reconciliation of EBITDA to Net Income
(in thousands)	Three Months Ended March 31, 2016
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$51,703	$40,682	$25,654	$(14,694)	$103,345
- Other (income) expense - net	135	(390)	160	139	44
+ Depreciation and amortization	7,256	10,861	1,482	358	19,957
EBITDA	58,824	51,933	26,976	(14,475)	123,258
- Interest expense					10,489
- Provision for income taxes					24,682
- Depreciation and amortization					19,957
Net income					$68,130

Net sales (intersegment eliminations)	$211,843	$186,343	$104,618	$(232)	$502,572
Operating margin	24.4%	21.8%	24.5%	n/m	20.6%
EBITDA margin	27.8%	27.9%	25.8%	n/m	24.5%

8. Reconciliation of Net Sales to Net Organic Sales	Three Months Ended March 31, 2017
	FMT	HST	FSDP	IDEX

Change in net sales	2%	7%	31%	10%
- Net impact from acquisitions/divestitures	(3)%	5%	33%	7%
- Impact from foreign currency	(1)%	(3)%	(3)%	(2)%
Change in net organic sales	6%	5%	1%	5%

9. Reconciliation of Net Sales to Net Organic Sales	Three Months Ended March 31, 2016
	FMT	HST	FSDP	IDEX

Change in net sales	(3)%	4%	(2)%	—%
- Impact from acquisitions	3%	3%	5%	4%
- Impact from foreign currency	(1)%	(1)%	(1)%	(1)%
Change in net organic sales	(5)%	2%	(6)%	(3)%

10. Reconciliations of Free Cash Flow
(in thousands)	For the Quarter Ended
	March 31,		December 31,
	2017	2016	2016
Cash flow from operating activities	$84,979	$70,365	$115,593
- Capital expenditures	10,162	8,650	9,600
Free cash flow	$74,817	$61,715	$105,993

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
Interest Rate Fluctuation
The Company’s interest rate exposure is primarily related to the $1.0 billion of total debt outstanding at March 31, 2017. Approximately 11% of the debt, representing the amount drawn on the Revolving Facility at March 31, 2017, is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.5 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2017, that the Company’s disclosure controls and procedures were effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2017 to January 31, 2017	—	$—	—	$580,010,084
February 1, 2017 to February 28, 2017	36,000	91.60	36,000	576,712,400
March 1, 2017 to March 31, 2017	46,000	92.71	46,000	572,447,713
Total	82,000	$92.22	82,000	$572,447,713

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
Date: April 26, 2017

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

*10.1	Amendment to Letter Agreement dated September 24, 2015, between IDEX Corporation and Denise R. Cade, effective as of April 24, 2017. **

*10.2	Amendment to Letter Agreement dated February 12, 2014, between IDEX Corporation and Eric D. Ashleman, effective as of April 24, 2017. **

*10.3	Amendment to Letter Agreement dated December 30, 2016, between IDEX Corporation and William K. Grogan, effective as of April 24, 2017. **

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Filed herewith
** Management contract or compensatory plan or agreement.