Form 10-Q
period 2017-06-30
IDEX CORP /DE/
filed 2017-07-26
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of July 19, 2017: 76,425,918.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$218,361	$235,964
Receivables, less allowance for doubtful accounts of $8,218 at June 30, 2017 and $8,078 at December 31, 2016	307,755	272,813
Inventories	264,545	252,859
Other current assets	70,757	61,085
Total current assets	861,418	822,721
Property, plant and equipment — net	254,230	247,816
Goodwill	1,666,747	1,632,592
Intangible assets — net	425,432	435,504
Other noncurrent assets	16,338	16,311
Total assets	$3,224,165	$3,154,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$139,377	$128,933
Accrued expenses	145,824	152,852
Short-term borrowings	350	1,046
Dividends payable	28,354	26,327
Total current liabilities	313,905	309,158
Long-term borrowings	888,495	1,014,235
Deferred income taxes	171,877	166,427
Other noncurrent liabilities	122,877	121,230
Total liabilities	1,497,154	1,611,050
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,175,732 shares at June 30, 2017 and 90,200,951 shares at December 31, 2016	902	902
Additional paid-in capital	707,468	697,213
Retained earnings	1,937,357	1,834,739
Treasury stock at cost: 13,530,364 shares at June 30, 2017 and 13,760,266 shares at December 31, 2016	(789,936)	(787,307)
Accumulated other comprehensive income (loss)	(128,780)	(201,653)
Total shareholders’ equity	1,727,011	1,543,894
Total liabilities and shareholders’ equity	$3,224,165	$3,154,944
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$573,366	$549,696	$1,126,918	$1,052,268
Cost of sales	316,441	305,638	619,052	584,875
Gross profit	256,925	244,058	507,866	467,393
Selling, general and administrative expenses	131,792	130,235	262,265	250,225
Restructuring expenses	—	—	4,797	—
Operating income	125,133	113,823	240,804	217,168
Other (income) expense - net	372	(1,027)	64	(983)
Interest expense	11,304	11,205	22,856	21,694
Income before income taxes	113,457	103,645	217,884	196,457
Provision for income taxes	29,613	27,886	58,141	52,568
Net income	$83,844	$75,759	$159,743	$143,889

Basic earnings per common share	$1.10	$1.00	$2.09	$1.89
Diluted earnings per common share	$1.08	$0.99	$2.07	$1.87

Share data:
Basic weighted average common shares outstanding	76,220	75,690	76,167	75,719
Diluted weighted average common shares outstanding	77,320	76,674	77,107	76,687
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$83,844	$75,759	$159,743	$143,889
Other comprehensive income (loss)
Reclassification adjustments for derivatives, net of tax	1,063	1,093	2,105	2,190
Pension and other postretirement adjustments, net of tax	1,280	591	2,404	1,262
Cumulative translation adjustment	47,314	(27,043)	68,364	(10,826)
Other comprehensive income (loss)	49,657	(25,359)	72,873	(7,374)
Comprehensive income	$133,501	$50,400	$232,616	$136,515
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2016	$698,115	$1,834,739	$(155,544)	$(27,852)	$(18,257)	$(787,307)	$1,543,894
Net income	—	159,743	—	—	—	—	159,743
Cumulative translation adjustment	—	—	68,364	—	—	—	68,364
Net change in retirement obligations (net of tax of $1,146)	—	—	—	2,404	—	—	2,404
Net change on derivatives designated as cash flow hedges (net of tax of $1,218)	—	—	—	—	2,105	—	2,105
Issuance of 335,902 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $4,998)	—	—	—	—	—	12,984	12,984
Repurchase of 106,000 shares of common stock	—	—	—	—	—	(9,799)	(9,799)
Unvested shares surrendered for tax withholding	—	—	—	—	—	(5,814)	(5,814)
Share-based compensation	10,255	—	—	—	—	—	10,255
Cash dividends declared - $0.74 per common share outstanding	—	(57,125)	—	—	—	—	(57,125)
Balance, June 30, 2017	$708,370	$1,937,357	$(87,180)	$(25,448)	$(16,152)	$(789,936)	$1,727,011
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$159,743	$143,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,633	18,986
Amortization of intangible assets	23,893	23,146
Amortization of debt issuance costs	659	758
Share-based compensation expense	12,398	11,603
Deferred income taxes	2,414	3,669
Non-cash interest expense associated with forward starting swaps	3,323	3,443
Changes in (net of effect from acquisitions):
Receivables	(31,110)	(22,625)
Inventories	(4,796)	11,386
Other current assets	(8,446)	(17,233)
Trade accounts payable	6,469	(3,367)
Accrued expenses	(9,799)	(12,675)
Other - net	(801)	(2,137)
Net cash flows provided by operating activities	172,580	158,843
Cash flows from investing activities
Additions of property, plant and equipment	(19,539)	(17,052)
Acquisition of businesses, net of cash acquired	—	(221,556)
Other - net	96	27
Net cash flows used in investing activities	(19,443)	(238,581)
Cash flows from financing activities
Borrowings under revolving facilities	33,000	280,391
Proceeds from 3.20% Senior Notes	—	100,000
Proceeds from 3.37% Senior Notes	—	100,000
Payments under revolving facilities	(166,297)	(266,203)
Debt issuance costs	—	(92)
Dividends paid	(54,572)	(51,430)
Proceeds from stock option exercises	12,984	16,934
Purchase of common stock	(9,799)	(55,971)
Unvested shares surrendered for tax withholding	(5,814)	(4,830)
Settlement of foreign exchange contracts	4,406	—
Net cash flows (used in) provided by financing activities	(186,092)	118,799
Effect of exchange rate changes on cash and cash equivalents	15,352	(5,591)
Net (decrease) increase in cash	(17,603)	33,470
Cash and cash equivalents at beginning of year	235,964	328,018
Cash and cash equivalents at end of period	$218,361	$361,488

Supplemental cash flow information
Cash paid for:
Interest	$19,052	$17,019
Income taxes - net	50,709	49,142
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire year.
The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Adopted Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for a company’s sponsored defined benefit pension and other postretirement plans. Under this ASU, companies are required to disaggregate the current service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. This ASU also requires companies to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. In addition, only the service cost component of periodic net benefit cost is eligible for capitalization. The Company elected to early adopt this standard in the quarter ended March 31, 2017 as presenting the service cost within income from operations is more indicative of our current pension cost. The Company adopted this standard retrospectively and thus $0.8 million and $1.6 million were reclassified from Selling, general and administrative expenses to Other (income) expense - net for the three and six months ended June 30, 2016, respectively, to conform to current period presentation. The Company elected to apply the practical expedient that permits the use of previously disclosed service cost and other costs from the prior year’s pension and other postretirement benefit plan footnote in the comparative periods as appropriate estimates when retrospectively changing the presentation of these costs in the income statement. The Company included the required disclosures and the changes resulting from the adoption of this standard in Note 16.
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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this guidance, entities utilizing the FIFO or average cost method should measure inventory at the lower of cost or net realizable value, where net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this guidance on January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.
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
In 2016, we established an implementation team and analyzed the impact of the standard by surveying business units and reviewing contracts to identify potential differences that may result from applying the requirements of the new standard. We have substantially completed our contract reviews. These contract reviews generally supported the recognition of revenue at a point in time, which is consistent with the current revenue recognition model used by most of our business units. As a result, we expect revenue recognition to remain substantially unchanged under the new standard. For our business units that currently recognize revenue under a percentage of completion model, we also expect revenue recognition to remain substantially unchanged as the contract reviews supported the recognition of revenue over time. Although we are still finalizing our assessment of the potential impacts of the new standard, we currently believe that the most significant potential change will relate to contracts for the development, manufacture and sale of customized products. Due to the complexity of certain contracts for these types of products, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms. The implementation team has reported these findings and the progress of the project to the Audit Committee. The Company is still evaluating the impact of the new guidance on its consolidated financial statements but expects to adopt the standard in 2018 using the modified retrospective method.

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
The Company incurred $0.1 million and $1.4 million of acquisition-related transaction costs in the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $2.4 million in the six months ended June 30, 2017 and 2016, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. During the three and six months ended June 30, 2016, the Company recorded $3.6 million and $5.8 million, respectively, of fair value inventory step-up charges in Cost of sales associated with the completed 2016 acquisition of Akron Brass Holding Corporation (“Akron Brass”).

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
On July 1, 2016, the Company acquired the stock of AWG Fittings GmbH (“AWG Fittings”), a producer of engineered products for the safety and emergency response markets, including valves, monitors and nozzles. The business was acquired to complement and create synergies with our existing Hale, Class 1, Godiva and Akron Brass businesses. Headquartered in Ballendorf, Germany, AWG Fittings operates in our Fire & Safety/Diversified Products segment. AWG Fittings was acquired for cash consideration of $47.5 million (€42.8 million). The purchase price was funded with cash on hand. The final goodwill and intangible assets recognized as part of the transaction were $22.0 million and $10.3 million, respectively. The goodwill is not deductible for tax purposes.
On August 31, 2016, the Company acquired the stock of SFC Koenig AG (“SFC Koenig”), a producer of highly engineered expanders and check valves for critical applications across the transportation, hydraulic, aviation and medical markets. Headquartered in Dietikon, Switzerland, SFC Koenig operates in our Health & Science Technologies segment. SFC Koenig was acquired for cash consideration of $241.1 million (€215.9 million). The purchase price was funded with cash on hand and borrowings under the Company’s revolving facilities. Goodwill and intangible assets recognized as part of the transaction were $139.5 million and $117.0 million, respectively. The goodwill is not deductible for tax purposes. The Company is continuing to evaluate the valuation of certain income tax liabilities associated with the SFC Koenig acquisition and is in the process of finalizing the purchase price allocation. The Company will make appropriate adjustments to the purchase price allocations prior to the completion of the measurement period, as required. Only items identified as of the acquisition date will be considered for subsequent adjustment.
2016 Divestitures
The Company periodically reviews its operations for businesses which may no longer be aligned with its strategic objectives to focus on core business and customers. Any resulting gain or loss recognized due to divestitures is recorded within Loss (gain) on sale of businesses - net.
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (1)	2017	2016 (1)
Net sales
Fluid & Metering Technologies
External customers	$221,123	$221,635	$437,778	$433,344
Intersegment sales	59	175	174	309
Total group sales	221,182	221,810	437,952	433,653
Health & Science Technologies
External customers	204,297	186,453	403,872	372,704
Intersegment sales	112	115	216	207
Total group sales	204,409	186,568	404,088	372,911
Fire & Safety/Diversified Products
External customers	147,946	141,608	285,268	246,220
Intersegment sales	37	3	162	9
Total group sales	147,983	141,611	285,430	246,229
Intersegment elimination	(208)	(293)	(552)	(525)
Total net sales	$573,366	$549,696	$1,126,918	$1,052,268
Operating income
Fluid & Metering Technologies	$60,029	$54,172	$117,842	$105,875
Health & Science Technologies	46,294	41,108	88,532	81,790
Fire & Safety/Diversified Products	37,197	34,420	69,823	60,074
Corporate office expense and other (2)	(18,387)	(15,877)	(35,393)	(30,571)
Total operating income	125,133	113,823	240,804	217,168
Interest expense	11,304	11,205	22,856	21,694
Other (income) expense - net	372	(1,027)	64	(983)
Income before income taxes	$113,457	$103,645	$217,884	$196,457
(1) Certain amounts in the prior year income statement have been reclassified to conform to the current presentation due to the early adoption of ASU 2017-07.
(2) Corporate office expense for the three and six months ended June 30, 2016 includes benefits of $1.0 million and $4.7 million, respectively, from the reversal of the contingent consideration related to a 2015 acquisition.

	June 30, 2017	December 31, 2016
Assets
Fluid & Metering Technologies	$1,092,811	$1,065,670
Health & Science Technologies	1,274,359	1,266,036
Fire & Safety/Diversified Products	727,423	705,735
Corporate office	129,572	117,503
Total assets	$3,224,165	$3,154,944

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
Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	76,220	75,690	76,167	75,719
Dilutive effect of stock options, restricted stock, and performance share units	1,100	984	940	968
Diluted weighted average common shares outstanding	77,320	76,674	77,107	76,687
Options to purchase approximately 0.4 million and 1.0 million shares of common stock for the three months ended June 30, 2017 and 2016, respectively, and 0.5 million and 1.3 million shares of common stock for the six months ended June 30, 2017 and 2016, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

5.    Inventories
The components of inventories as of June 30, 2017 and December 31, 2016 were:

	June 30, 2017	December 31, 2016
Raw materials and component parts	$166,293	$154,278
Work in process	37,910	34,832
Finished goods	60,342	63,749
Total	$264,545	$252,859
Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and factory overhead, is determined on a FIFO basis.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2017, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2016	$573,437	$699,299	$359,856	$1,632,592
Foreign currency translation	10,339	16,392	11,672	38,403
Acquisition adjustments	—	(4,248)	—	(4,248)
Balance at June 30, 2017	$583,776	$711,443	$371,528	$1,666,747
ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first six months of 2017, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of our annual impairment test at October 31, 2016, all reporting units had fair values in excess of their carrying values.

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets at June 30, 2017 and December 31, 2016:

	At June 30, 2017				At December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$9,637	$(6,783)	$2,854	11	$9,856	$(6,635)	$3,221
Trade names	116,483	(47,197)	69,286	16	113,428	(42,653)	70,775
Customer relationships	327,328	(125,540)	201,788	13	369,087	(161,065)	208,022
Unpatented technology	87,586	(27,293)	60,293	13	106,747	(44,516)	62,231
Other	834	(523)	311	10	6,527	(6,172)	355
Total amortized intangible assets	541,868	(207,336)	334,532		605,645	(261,041)	344,604
Indefinite lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$632,768	$(207,336)	$425,432		$696,545	$(261,041)	$435,504
The Banjo trade name is an indefinite-lived intangible asset which is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired. In the first six months of 2017, there were no events or circumstances that would have required an interim impairment test. Based on the results of our annual impairment test at October 31, 2016, the fair value of the Banjo trade name was greater than 25% in excess of the carrying value.
The Akron Brass trade name is an indefinite-lived intangible asset that was acquired as a result of the Akron Brass acquisition in March 2016 and is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired. In the first six months of 2017, there were no events or circumstances that would have required an interim impairment test. Based on the results of our annual impairment test at October 31, 2016, the fair value of the Akron Brass trade name was near its carrying value as a result of the acquisition of this business in March 2016.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Amortization of intangible assets was $12.1 million and $23.9 million for the three and six months ended June 30, 2017. Amortization of intangible assets was $12.3 million and $23.1 million for the three and six months ended June 30, 2016. Based on the intangible asset balances as of June 30, 2017, amortization expense is expected to approximate $21.5 million for the remaining six months of 2017, $37.7 million in 2018, $34.2 million in 2019, $33.6 million in 2020 and $32.2 million in 2021.

7.    Accrued Expenses
The components of accrued expenses as of June 30, 2017 and December 31, 2016 were:

	June 30, 2017	December 31, 2016
Payroll and related items	$62,714	$67,600
Management incentive compensation	14,447	16,339
Income taxes payable	9,581	8,808
Insurance	9,312	9,416
Warranty	5,860	5,628
Deferred revenue	15,582	12,607
Restructuring	1,535	3,893
Liability for uncertain tax positions	2,285	1,366
Accrued interest	1,485	1,663
Other	23,023	25,532
Total accrued expenses	$145,824	$152,852

8.    Other Noncurrent Liabilities
The components of other noncurrent liabilities as of June 30, 2017 and December 31, 2016 were:

	June 30, 2017	December 31, 2016
Pension and retiree medical obligations	$100,762	$93,604
Liability for uncertain tax positions	1,872	2,623
Deferred revenue	2,167	2,442
Other	18,076	22,561
Total other noncurrent liabilities	$122,877	$121,230

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

9.    Borrowings
Borrowings at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Revolving Facility	$43,354	$169,579
4.5% Senior Notes, due December 2020	300,000	300,000
4.2% Senior Notes, due December 2021	350,000	350,000
3.2% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
Other borrowings	424	1,294
Total borrowings	893,778	1,020,873
Less current portion	350	1,046
Less deferred debt issuance costs	3,867	4,399
Less unaccreted debt discount	1,066	1,193
Total long-term borrowings	$888,495	$1,014,235
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at June 30, 2017, the applicable margin was 1.10%, resulting in a weighted average interest rate of 1.12% at June 30, 2017. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months.
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
At June 30, 2017, $43.4 million was outstanding under the Revolving Facility, with $8.2 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at June 30, 2017 of approximately $648.4 million.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA. At June 30, 2017, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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
The effective portion of gains or losses on interest rate exchange contracts is reported in Accumulated other comprehensive income (loss) in Shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change. See Note 13 for the amount of loss reclassified into income for interest rate contracts for the six months ended June 30, 2017 and 2016. As of June 30, 2017, the Company did not have any interest rate contracts outstanding.
In 2010 and 2011, the Company entered into two separate forward starting interest rate contracts in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year term of the debt instruments. Approximately $6.6 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at June 30, 2017 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

During the six months ended June 30, 2017, the Company entered into four foreign currency forward contracts with a combined notional value of €180 million that have not been designated as hedges for accounting purposes. These contracts are used to manage foreign currency exposure related to changes in the value of intercompany loans caused by changes in foreign exchange rates. The change in the fair value of the foreign currency forward contracts and the corresponding change in the fair value of the intercompany loans of the Company are both recorded through earnings each period as incurred within Other (income)

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

expense - net. During the three and six months ended June 30, 2017, the Company recorded a gain of $5.1 million and $5.5 million, respectively, within Other (income) expense - net in the Condensed Consolidated Statements of Operations related to these forward contracts.

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date. The following table sets forth the fair value amounts of derivative instruments held by the Company as of June 30, 2017 and December 31, 2016:

	Fair Value Assets (Liabilities)
	June 30, 2017	December 31, 2016	Balance Sheet Caption
	(In thousands)
Forward exchange contracts	$1,067	$—	Receivables

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
The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheets at June 30, 2017 and December 31, 2016:

	Basis of Fair Value Measurements
	Balance at June 30, 2017	Level 1	Level 2	Level 3
Available for sale securities	$5,754	$5,754	$—	$—
Foreign exchange contracts	1,067	—	1,067	—

	Basis of Fair Value Measurements
	Balance at December 31, 2016	Level 1	Level 2	Level 3
Available for sale securities	$5,369	$5,369	$—	$—
There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2017 or the year ended December 31, 2016.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At June 30, 2017, the fair value of the outstanding indebtedness under our Revolving Facility, 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $923.0 million compared to the carrying value of $892.3 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

12.    Restructuring
During the first quarter of 2017, the Company recorded restructuring costs of $4.8 million as part of the 2016 restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The restructuring costs included severance benefits for 97 employees. The costs incurred related to these initiatives were included in Restructuring expenses in the Consolidated Statements of Operations while the related accruals were included in Accrued expenses in the Condensed Consolidated Balance Sheets. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of asset disposals or impairments.
Pre-tax restructuring expenses by segment for the six months ended June 30, 2017 are as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$1,566	$—	$1,566
Health & Science Technologies	2,470	558	3,028
Fire & Safety/Diversified Products	73	—	73
Corporate/Other	130	—	130
Total restructuring costs	$4,239	$558	$4,797
Restructuring accruals of $1.5 million and $3.9 million at June 30, 2017 and December 31, 2016, respectively, are recorded in Accrued expenses in the Consolidated Balance Sheets. Severance benefits are expected to be paid by the end of the year using cash from operations. The changes in the restructuring accrual for the six months ended June 30, 2017 are as follows:

Restructuring
(In thousands)
Balance at January 1, 2017	$3,893
Restructuring expenses	4,797
Payments, utilization and other	(7,155)
Balance at June 30, 2017	$1,535

13.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$47,314	$—	$47,314	$(27,043)	$—	$(27,043)
Pension and other postretirement adjustments	1,874	(594)	1,280	912	(321)	591
Reclassification adjustments for derivatives	1,646	(583)	1,063	1,719	(626)	1,093
Total other comprehensive income (loss)	$50,834	$(1,177)	$49,657	$(24,412)	$(947)	$(25,359)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$68,364	$—	$68,364	$(10,826)	$—	$(10,826)
Pension and other postretirement adjustments	3,550	(1,146)	2,404	1,905	(643)	1,262
Reclassification adjustments for derivatives	3,323	(1,218)	2,105	3,443	(1,253)	2,190
Total other comprehensive income (loss)	$75,237	$(2,364)	$72,873	$(5,478)	$(1,896)	$(7,374)

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table summarizes the amounts reclassified from accumulated other comprehensive income to net income during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pension and other postretirement plans
Amortization of service cost	$1,874	$912	$3,550	$1,905
Total before tax	1,874	912	3,550	1,905
Provision for income taxes	(594)	(321)	(1,146)	(643)
Total net of tax	$1,280	$591	$2,404	$1,262
Derivatives
Reclassification adjustments	$1,646	$1,719	$3,323	$3,443
Total before tax	1,646	1,719	3,323	3,443
Provision for income taxes	(583)	(626)	(1,218)	(1,253)
Total net of tax	$1,063	$1,093	$2,105	$2,190

The Company recognizes the service cost component in both Selling, general and administrative expenses and Cost of sales, depending on the functional area of the underlying employees included in the plans.

14.    Common and Preferred Stock
On December 1, 2015, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the six months ended June 30, 2017, the Company purchased a total of 106 thousand shares at a cost of $9.8 million. During the six months ended June 30, 2016, the Company purchased a total of 726 thousand shares at a cost of $53.9 million, of which $0.2 million was settled in July 2016. As of June 30, 2017, the amount of share repurchase authorization remaining is $570.2 million.
At June 30, 2017 and December 31, 2016, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at June 30, 2017 or December 31, 2016.

15.    Share-Based Compensation

Stock Options
Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average fair value of option grants	$24.68	$20.60	$24.12	$18.41
Dividend yield	1.43%	1.63%	1.45%	1.70%
Volatility	29.32%	29.62%	29.41%	29.71%
Risk-free forward interest rate	1.06%-2.90%	0.60% - 2.56%	0.83%-3.04%	0.53% - 2.50%
Expected life (in years)	5.82	5.91	5.83	5.91

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$88	$143	$274	$262
Selling, general and administrative expenses	1,599	1,511	3,883	3,806
Total expense before income taxes	1,687	1,654	4,157	4,068
Income tax benefit	(547)	(526)	(1,294)	(1,286)
Total expense after income taxes	$1,140	$1,128	$2,863	$2,782
A summary of the Company’s stock option activity as of June 30, 2017, and changes during the six months ended June 30, 2017, are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,987,946	$61.83	6.84	$56,144,876
Granted	437,500	93.22
Exercised	(231,932)	55.98
Forfeited	(37,642)	77.76
Outstanding at June 30, 2017	2,155,872	$68.56	7.08	$95,835,269
Vested and expected to vest as of June 30, 2017	2,012,365	$67.41	6.95	$91,759,774
Exercisable at June 30, 2017	1,078,817	$54.24	5.43	$63,406,719

Restricted Stock
Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of June 30, 2017, and changes during the six months ended June 30, 2017, are presented as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	217,898	$76.19
Granted	57,930	93.16
Vested	(72,744)	71.89
Forfeited	(8,495)	78.14
Unvested at June 30, 2017	194,589	$82.76
Dividends are paid on restricted stock awards, whose fair value is equal to the market price of the Company’s stock at the date of the grant.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for restricted shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$67	$133	$219	$261
Selling, general and administrative expenses	1,306	968	2,559	2,498
Total expense before income taxes	1,373	1,101	2,778	2,759
Income tax benefit	(486)	(324)	(925)	(837)
Total expense after income taxes	$887	$777	$1,853	$1,922

Cash-Settled Restricted Stock
The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. A summary of the Company’s unvested cash-settled restricted stock activity as of June 30, 2017, and changes during the six months ended June 30, 2017, are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2017	103,790	$90.06
Granted	33,670	93.32
Vested	(26,745)	92.13
Forfeited	(12,310)	113.01
Unvested at June 30, 2017	98,405	$113.01
Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$388	$131	$636	$320
Selling, general and administrative expenses	1,077	461	1,507	961
Total expense before income taxes	1,465	592	2,143	1,281
Income tax benefit	(240)	(86)	(382)	(184)
Total expense after income taxes	$1,225	$506	$1,761	$1,097

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

	Six Months Ended June 30,
	2017	2016
Weighted average fair value of performance share units	$115.74	$111.42
Dividend yield	—%	—%
Volatility	17.36%	17.99%
Risk-free forward interest rate	1.45%	0.89%
Expected life (in years)	2.85	2.86
 A summary of the Company’s performance share unit activity as of June 30, 2017, and changes during the six months ended June 30, 2017, are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	137,055	$104.18
Granted	65,530	115.74
Vested	—	—
Forfeited and other	(4,260)	101.79
Unvested at June 30, 2017	198,325	$108.24
The Company granted 63,325 performance share units in February 2014, which vested on December 31, 2016. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2016, the Company achieved a 141% payout that resulted in 89,288 shares issued in February 2017.
Total compensation cost for performance share units is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	1,714	1,815	3,320	3,496
Total expense before income taxes	1,714	1,815	3,320	3,496
Income tax benefit	(586)	(633)	(1,093)	(1,168)
Total expense after income taxes	$1,128	$1,182	$2,227	$2,328
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.
As of June 30, 2017, there was $15.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, $6.8 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years, $4.7 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.1 years, and $9.4 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.1 years.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

16.    Retirement Benefits
The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans. As disclosed in Note 1, the Company elected to early adopt ASU 2017-07 during the quarter ended March 31, 2017. As a result, the Company recorded Interest cost, Expected return on plan assets, and Net amortization within Other (income) expense - net. The Company adopted this standard retrospectively and thus $0.8 million and $1.6 million, respectively, were reclassified from Selling, general and administrative expenses to Other (income) expense - net for the three and six months ended June 30, 2016 to conform to current period presentation.

	Pension Benefits
	Three Months Ended June 30,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$254	$494	$294	$304
Interest cost	661	317	747	355
Expected return on plan assets	(944)	(270)	(1,175)	(220)
Net amortization	641	395	827	243
Net periodic benefit cost	$612	$936	$693	$682

	Pension Benefits
	Six Months Ended June 30,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$508	$976	$588	$603
Interest cost	1,321	625	1,494	705
Expected return on plan assets	(1,888)	(534)	(2,350)	(439)
Net amortization	1,283	777	1,654	481
Net periodic benefit cost	$1,224	$1,844	$1,386	$1,350

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$152	$181	$304	$313
Interest cost	204	224	408	398
Net amortization	(199)	(154)	(397)	(308)
Net periodic benefit cost	$157	$251	$315	$403
The Company previously disclosed in its financial statements for the year ended December 31, 2016, that it expected to contribute approximately $5.8 million to its defined benefit plans and $0.1 million to its other postretirement benefit plans in 2017. As of June 30, 2017, the Company expects to contribute approximately $4.8 million to its defined benefit plans and $0.6 million to its other postretirement benefit plans in 2017. The Company contributed a total of $2.0 million during the first six months of 2017 to fund these plans.

17.    Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on its financial condition, results of operations or cash flows.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

18.    Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $29.6 million in the second quarter of 2017 from $27.9 million in the same period of 2016. The effective tax rate decreased to 26.1% for the second quarter of 2017 compared to 26.9% in the same period of 2016 due to foreign tax credits as well as the mix of global pre-tax income among jurisdictions.

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $58.1 million in the six months ended June 30, 2017 from $52.6 million in the same period of 2016. The effective tax rate decreased to 26.7% for the six months ended June 30, 2017 compared to 26.8% in the same period of 2016 due to foreign tax credits as well as the mix of global pre-tax income among jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.3 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Under the Private Securities Litigation Reform Act
This quarterly report on Form 10-Q, including the “Overview and Outlook” and the “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, capital expenditures, acquisitions, cost reductions, cash flow, revenues, earnings, market conditions, global economies and operating improvements, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on order rates and IDEX Corporation’s results, particularly in light of the low levels of order backlogs it typically maintains; its ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the company operates; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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
Some of our key financial results for the three months ended June 30, 2017 when compared to the same period from the prior year are as follows:

•	Sales of $573 million increased 4%; organic sales (which excludes acquisitions, divestitures and foreign currency translation) were up 3%.

•	Operating income of $125 million increased 10%.

•	Net income increased 11% to $84 million, or 15% of sales.

•	EBITDA of $147 million was 26% of sales and covered interest expense by 13 times.

•	Diluted EPS of $1.08 increased 9 cents, or 9%.
Some of our key financial results for the six months ended June 30, 2017 when compared to the same period from the prior year are as follows:

•	Sales of $1.1 billion increased 7%; organic sales (which excludes acquisitions, divestitures and foreign currency translation) were up 4%.

•	Operating income of $241 million increased 11%. Adjusted operating income of $246 million, adjusted for $4.8 million of restructuring charges in the first quarter of 2017, increased 13%.

•
Net income increased 11% to $160 million, or 14% of sales. Adjusted net income of $163 million, adjusted for $3 million of restructuring charges net of tax benefit in the first quarter of 2017, increased 13%, and was 14% of sales.

•	EBITDA of $283 million was 25% of sales and covered interest expense by over 12 times. Adjusted EBITDA of $288 million was 26% of sales and covered interest expense by nearly 13 times.

•	Diluted EPS of $2.07 increased 20 cents, or 11%. Adjusted EPS of $2.11 increased 24 cents, or 13%.
Given the Company’s current outlook, we are projecting third quarter 2017 EPS in the range of $1.04 to $1.06 with full year 2017 adjusted EPS of $4.18 to $4.23. We are also projecting full year organic revenue growth expectations of 5%, with 6% growth expected in the third quarter.

Results of Operations
The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2017 and 2016. Segment operating income and EBITDA exclude unallocated corporate operating expenses of $18.4 million and $15.9 million, respectively, for the three months ended June 30, 2017 and 2016 and $35.4 million and $30.6 million, respectively, for the six months ended June 30, 2017 and 2016. Corporate office expense for the three and six months ended June 30, 2016 includes benefits of $1.0 million and $4.7 million, respectively, from the reversal of the contingent consideration related to a 2015 acquisition.

Consolidated Results for the Three Months Ended June 30, 2017 Compared with the Same Period of 2016

(In thousands)	Three Months Ended June 30,
	2017	2016
Net sales	$573,366	$549,696
Operating income	125,133	113,823
Operating margin	21.8%	20.7%
For the second quarter of 2017, Fluid & Metering Technologies contributed 38% of sales, 42% of operating income and 40% of EBITDA; Health & Science Technologies accounted for 36% of sales, 32% of operating income and 35% of EBITDA; and Fire & Safety/Diversified Products represented 26% of sales, 26% of operating income and 25% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.
Sales in the three months ended June 30, 2017 were $573.4 million, a 4% increase from the comparable period last year. This increase reflects a 3% net increase from acquisitions (AWG Fittings - July 2016 and SFC Koenig - September 2016) and divestitures (Hydra-Stop - July 2016, CVI Japan - September 2016, IETG - October 2016 and CVI Korea - December 2016), 2%

unfavorable foreign currency translation and a 3% increase in organic sales. Sales to customers outside the U.S. represented approximately 49% of total sales in the second quarter of 2017 compared to 50% during the same period in 2016.
Gross profit of $256.9 million in the second quarter of 2017 increased $12.9 million, or 5%, from the same period in 2016. Gross margin of 44.8% in the second quarter of 2017 increased 40 basis points from 44.4% during the same period in 2016. The increase in gross margin is primarily due to a $3.6 million fair value inventory step-up charge related to the Akron Brass acquisition from the prior year period, partially offset by higher engineering investments related to organic growth initiatives and the effects from some isolated supply chain challenges. The increase in gross profit is primarily due to the SFC Koenig and AWG Fittings acquisitions and the increase in organic sales.
Selling, general and administrative expenses increased to $131.8 million in the second quarter of 2017 from $130.2 million during the same period of 2016. The increase is primarily related to $4.1 million of net incremental costs from acquisitions and divestitures, partially offset by the benefits from prior year restructuring initiatives and cost controls. As a percentage of sales, selling, general and administrative expenses were 23.0% for the second quarter of 2017, down 70 basis points from the 23.7% for the same period of 2016.
Operating income of $125.1 million and operating margin of 21.8% in the second quarter of 2017 were up from the $113.8 million and 20.7%, respectively, recorded during the same period in 2016. These increases are primarily due to volume leverage, benefits from prior year restructuring initiatives and the inclusion in the prior year of a net $2.6 million charge related to a fair value inventory step-up and the reversal of a remaining contingent consideration related to a 2015 acquisition.
Other (income) expense - net was $0.4 million in the second quarter of 2017 compared with $(1.0) million of other (income) expense - net recorded in the same period in 2016, primarily due to higher foreign currency translation gains in 2016.
Interest expense of $11.3 million in the second quarter of 2017 was slightly up from $11.2 million in 2016.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $29.6 million for the second quarter of 2017 increased compared to $27.9 million recorded in the same period of 2016. The effective tax rate decreased to 26.1% for the second quarter of 2017 compared to 26.9% in the same period of 2016 due to foreign tax credits as well as the mix of global pre-tax income among jurisdictions.
Net income in the second quarter of 2017 of $83.8 million increased from $75.8 million during the same period of 2016. Diluted earnings per share in the second quarter of 2017 of $1.08 increased $0.09, or 9%, compared with the same period in 2016.
Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended June 30,
	2017	2016
Net sales	$221,182	$221,810
Operating income	60,029	54,172
Operating margin	27.1%	24.4%
Sales of $221.2 million decreased $0.6 million, in the second quarter of 2017 compared with the same period of 2016. This reflects a 4% increase in organic revenue, a 3% decrease from divestitures (Hydra-Stop - July 2016 and IETG - October 2016) and 1% unfavorable foreign currency translation. In the second quarter of 2017, sales increased 7% domestically and decreased 9% internationally compared to the same period in 2016. Sales to customers outside the U.S. were approximately 43% of total segment sales during the second quarter of 2017 compared with 46% during the same period in 2016.
Sales within our Pumps platform increased compared to the second quarter of 2016 due to higher project volume in targeted growth markets as well as strength in the oil & gas upstream markets and the North American industrial distribution market. Sales within the Agriculture platform increased compared to the second quarter of 2016 due to strength in global demand in both the agriculture and industrial end markets. Sales in the Valves platform increased slightly compared to the second quarter of 2016 as a result of overall stability in the end markets, including a slight increase in the oil & gas end market. Sales decreased in the Water platform compared to the second quarter of 2016 due to the impact of the Hydra-Stop and IETG divestitures, partially offset by strong U.S. distribution and municipal end markets. Sales decreased in our Energy platform in the second quarter of 2017 compared to the same period of 2016 primarily due to a few large projects in the prior year and continued weakness in the North American LPG mobile market.
Operating income and operating margin of $60.0 million and 27.1%, respectively, were higher than the $54.2 million and 24.4% recorded in the second quarter of 2016 primarily due to volume leverage on organic growth, cost savings from prior year restructuring initiatives and lower amortization.

Health & Science Technologies Segment

(In thousands)	Three Months Ended June 30,
	2017	2016
Net sales	$204,409	$186,568
Operating income	46,294	41,108
Operating margin	22.6%	22.0%
Sales of $204.4 million increased $17.8 million, or 10%, in the second quarter of 2017 compared with the same period in 2016. This reflects a 6% increase in organic revenue, a 6% net increase from an acquisition (SFC Koenig - September 2016) and divestitures (CVI Japan - September 2016 and CVI Korea - December 2016) and 2% unfavorable foreign currency translation. In the second quarter of 2017, sales increased 9% domestically and 10% internationally. Sales to customers outside the U.S. were approximately 54% of total segment sales in the second quarters of 2017 and 2016.
Sales within our Material Processing Technologies platform decreased compared to the second quarter of 2016, primarily due to lower volume, the impact of strategic changes in product focus which resulted in discontinued products and several large projects in the prior year period, partially offset by global strength in the pharma and nutritional end markets. Sales within our Scientific Fluidics & Optics platform increased compared to the second quarter of 2016 due to new products, market share wins and strong demand in all primary end markets, including analytical instrumentation, IVD, and life sciences, partially offset by the impact of the CVI Japan and CVI Korea divestitures in 2016. Sales within our Sealing Solutions platform increased compared to the second quarter of 2016 as a result of the SFC Koenig acquisition and continued strength within the semiconductor end market. Sales within our Gast platform decreased compared to the second quarter of 2016 primarily due to higher than normal sales in the prior year period. Sales within the Micropump platform increased slightly compared to the second quarter of 2016 due to stable demand in North American industrial distribution markets.
Operating income and operating margin of $46.3 million and 22.6%, respectively, in the second quarter of 2017 were up from the $41.1 million and 22.0% recorded in the same period of 2016. Operating income was up primarily due to the SFC Koenig acquisition. Operating margin was up primarily due to higher volume and cost savings from prior year restructuring initiatives.
Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended June 30,
	2017	2016
Net sales	$147,983	$141,611
Operating income	37,197	34,420
Operating margin	25.1%	24.3%
Sales of $148.0 million increased $6.4 million, or 4%, in the second quarter of 2017 compared with the same period in 2016. This reflects a 1% decrease in organic revenue, a 7% increase from acquisitions (AWG Fittings - July 2016) and 2% unfavorable foreign currency translation. In the second quarter of 2017, sales decreased 1% domestically and increased 10% internationally. Sales to customers outside the U.S. were approximately 53% of total segment sales in the second quarter of 2017 compared to 50% in the same period of 2016.
Sales within our Dispensing platform decreased compared to the second quarter of 2016 primarily due to lower volume overall, slowing demand for X-Smart products and unfavorable foreign currency translation, partially offset by stability in our core markets in Europe and Asia. Sales within our Band-It platform increased compared to the second quarter of 2016 due to rebounding energy markets and continued growth in the automotive and industrial end markets, partially offset by delays in project funding in Asian and North American cable management markets. Sales within our Fire & Safety platform increased due to the acquisition of AWG Fittings as well as OEM and municipal spending strength, partially offset by unfavorable foreign currency translation.
Operating income of $37.2 million in the second quarter of 2017 was higher than $34.4 million in the second quarter of 2016 due to the AWG Fittings acquisition and the fair value inventory step-up charge associated with the Akron Brass acquisition in 2016. Operating margin of 25.1% in the second quarter of 2017 was higher than the 24.3% recorded in the second quarter of 2016, primarily due to the fair value inventory step-up charge related to the Akron Brass acquisition in the prior year. Operating margin at the segment is also impacted by prior year acquisitions as a result of a higher level of amortization and a lower operating margin run rate from the acquired businesses compared to the historical businesses within the segment.

Consolidated Results for the Six Months Ended June 30, 2017 Compared with the Same Period of 2016

(In thousands)	Six Months Ended June 30,
	2017	2016
Net sales	$1,126,918	$1,052,268
Operating income	240,804	217,168
Operating margin	21.4%	20.6%
For the six months ended June 30, 2017, Fluid & Metering Technologies contributed 39% of sales, 43% of operating income and 41% of EBITDA; Health & Science Technologies contributed 36% of sales, 32% of operating income and 35% of EBITDA; and Fire & Safety/Diversified Products contributed 25% of sales, 25% of operating income and 24% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.
Sales in the six months ended June 30, 2017 were $1,126.9 million, which was a 7% increase compared to the same period last year. This reflects a 4% increase in organic sales, a 5% favorable net impact from acquisitions (Akron Brass - March 2016, AWG Fittings - July 2016 and SFC Koenig - September 2016) and divestitures (Hydra-Stop - July 2016, CVI Japan - September 2016, IETG - October 2016, and CVI Korea - December 2016) and 2% unfavorable foreign currency translation. Sales to customers outside the U.S. represented approximately 49% of total sales in the first six months of 2017 compared with 51% during the same period in 2016.
Gross profit of $507.9 million in the first six months of 2017 increased $40.5 million, or 9%, from the same period in 2016. Gross margin of 45.1% in the first six months of 2017 increased 70 basis points from 44.4% during the same period in 2016, primarily due to increased productivity, volume leverage and a $5.8 million fair value inventory step-up charge in the prior year period related to the Akron Brass acquisition. Gross profit increased compared to 2016 as a result of a full six months of prior year acquisitions, net of divestitures.
Selling, general and administrative expenses increased to $262.3 million in the first six months of 2017 from $250.2 million during the same period of 2016. The change is due to $11.0 million of net incremental costs from acquisitions and divestitures and an increase in volume related expenses, offset by benefits from prior period restructuring. As a percentage of sales, selling, general and administrative expenses were 23.3% for the first six months of 2017, down 50 basis points compared to 23.8% during the same period of 2016.
Operating income of $240.8 million in the first six months of 2017 was up from the $217.2 million recorded during the same period in 2016 and operating margin of 21.4% was up from 20.6% recorded in the same period of 2016. The increase in operating income and margin is primarily due to operational efficiency and a $5.8 million fair value inventory step-up charge in the prior year period, partially offset by $4.8 million of restructuring-related charges in the current period.
Other (income) expense - net was $0.1 million in the first six months of 2017 compared with $(1.0) million in the same period in 2016, primarily due to higher foreign currency translation gains in 2016.
Interest expense of $22.9 million in the first six months of 2017 was up from $21.7 million in 2016, primarily as a result of the Notes issued in June 2016.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $58.1 million for the first six months of 2017 increased compared to $52.6 million recorded in the same period of 2016. The effective tax rate decreased to 26.7% for the first six months of 2017 compared to 26.8% in the same period of 2016 due to foreign tax credits as well as the mix of global pre-tax income among jurisdictions.
Net income in the first six months of 2017 of $159.7 million increased from $143.9 million during the same period of 2016. Diluted earnings per share in the first six months of 2017 of $2.07 increased $0.20, or 11%, compared with the same period in 2016.

Fluid & Metering Technologies Segment

(In thousands)	Six Months Ended June 30,
	2017	2016
Net sales	$437,952	$433,653
Operating income	117,842	105,875
Operating margin	26.9%	24.4%
Sales of $438.0 million increased $4.3 million, or 1%, in the first six months of 2017 compared with the same period of 2016. This reflects a 5% increase in organic sales, a 3% unfavorable impact from divestitures (Hydra-Stop - July 2016 and IETG - October 2016), and a 1% unfavorable impact from foreign currency translation. In the first six months of 2017, sales increased 8% domestically and decreased 7% internationally compared to the same period in 2016. Sales to customers outside the U.S. were approximately 42% of total segment sales during the first six months of 2017 compared with 45% during the same period in 2016.
Sales within our Pumps platform increased compared to the first six months of 2016 due to strength in the oil & gas upstream markets and the North American industrial distribution market. Sales within our Agriculture platform increased in the first six months of 2017 compared to the same period of 2016 due to strong global demand in both the agricultural and industrial end markets. Sales in the Valves platform were slightly up in the first six months of 2017 compared to the prior year period as a result of overall stability in the end markets, including a slight increase in the oil & gas end market, which was offset by a slight softening in the chemical end market. Sales within the Water platform decreased in the first six months of 2017 due to the Hydra-Stop and IETG divestitures, partially offset by an increase in municipal spending and strength in U.S. distribution. Sales within our Energy platform decreased in the first six months of 2017 compared to the same period of 2016 primarily as a result of continued weakness in the North American LPG mobile market, partially offset by strong oil & gas projects.
Operating income and operating margin of $117.8 million and 26.9%, respectively, in the first six months of 2017 were higher than the $105.9 million and 24.4%, respectively, recorded in the first six months of 2016, primarily due to productivity, volume leverage on organic growth and the benefit from prior period restructuring initiatives, partially offset by current period restructuring expenses.
Health & Science Technologies Segment

(In thousands)	Six Months Ended June 30,
	2017	2016
Net sales	$404,088	$372,911
Operating income	88,532	81,790
Operating margin	21.9%	21.9%
Sales of $404.1 million increased $31.2 million, or 8%, in the first six months of 2017 compared with the same period in 2016. This reflects a 5% increase in organic sales, a 5% favorable net impact from acquisitions (SFC Koenig - September 2016) and divestitures (CVI Japan - September 2016 and CVI Korea - December 2016) and a 2% unfavorable impact from foreign currency translation. In the first six months of 2017, sales increased 11% domestically and increased 6% internationally. Sales to customers outside the U.S. were approximately 55% of total segment sales in the first six months of 2017 compared with 56% during the same period in 2016.
Sales within our Material Processing Technologies platform decreased in the first six months of 2017 compared to the same period in 2016 primarily due to lower volume related to discontinued products, partially offset by global strength in the pharma and nutritional end markets. Sales within our Scientific Fluidics & Optics platform were relatively flat compared to the first six months of 2016 due to the impact of the CVI Japan and CVI Korea divestitures, partially offset by new products, market share wins and strong demand in all primary end markets, including analytical instrumentation, IVD, and life sciences. Sales within our Sealing Solutions platform increased compared to the first six months of 2016 due to the inclusion of the SFC Koenig acquisition as well as continued strength in the semiconductor and transportation end markets. Sales within our Gast platform decreased compared to the first six months of 2016 primarily due to the impact of OEM headwinds. Sales within our Micropump platform were flat compared to the first six months of 2016 due to continued weakness in printing markets, partially offset by increasing demand in North American industrial distribution markets.
Operating income of $88.5 million in the first six months of 2017 was up from the $81.8 million recorded in the same period of 2016, primarily due to higher volume, including the SFC acquisition, and productivity improvements within the segment, partially offset by 2017 restructuring expenses related to site consolidations within the Material Processing Technologies platform.

Operating margin of 21.9% in the first six months of 2017 was flat when compared to the same period of 2016 primarily due to volume and productivity, offset by site consolidation related restructuring expenses.
Fire & Safety/Diversified Products Segment

(In thousands)	Six Months Ended June 30,
	2017	2016
Net sales	$285,430	$246,229
Operating income	69,823	60,074
Operating margin	24.5%	24.4%
Sales of $285.4 million increased $39.2 million, or 16%, in the first six months of 2017 compared with the same period in 2016. This reflects flat organic revenue, an 18% favorable acquisition impact (Akron Brass - March 2016 and AWG Fittings - July 2016) and a 2% unfavorable impact from foreign currency translation. In the first six months of 2017, sales increased 16% both domestically and internationally, compared with the same period in 2016. Sales to customers outside the U.S. were approximately 52% of total segment sales in the first six months of 2017 and 2016.
Sales within our Dispensing platform decreased compared to the first six months of 2016 primarily as a result of lower X-Smart sales in Asia and large European projects from the prior year that did not repeat as well as an unfavorable impact of foreign currency in the current year, partially offset by stability in our core markets in Europe and Asia. Sales within our Band-It platform increased compared to the first six months of 2016 due to rebounding energy markets and solid growth in the automotive and industrial end markets, partially offset by a lack of project funding in Asia. Sales within our Fire & Safety platform increased compared to the first six months of 2016 primarily due to a full six months of the Akron Brass and AWG Fittings acquisitions as well as OEM and municipal spending strength, partially offset by an unfavorable impact of foreign currency in 2017.
Operating income of $69.8 million in the first six months of 2017 was higher than the $60.1 million recorded in the same period of 2016 and operating margin of 24.5% recorded in the first six months of 2017 was slightly higher than the 24.4% recorded for the same period of 2016. Operating margin at the segment is also impacted by prior year acquisitions as a result of a higher level of amortization and a lower operating margin run rate from the acquired businesses compared to the historical businesses within the segment.

Liquidity and Capital Resources
Operating Activities
At June 30, 2017, the Company’s cash and cash equivalents totaled $218.4 million, of which $171.8 million was held outside of the United States. At June 30, 2017, working capital was $547.5 million and the current ratio was 2.7 to 1. Cash flows from operating activities for the first six months of 2017 increased $13.7 million, or 9%, to $172.6 million compared to the first six months of 2016, due to higher net income, partially offset by higher U.S. federal income tax payments.
Investing Activities
Cash flows used in investing activities for the first six months of 2017 decreased $219.1 million to $19.4 million compared to the same period in 2016, primarily due to $221.6 million spent on the acquisition of Akron Brass in 2016.
Cash flows provided by operating activities were more than adequate to fund capital expenditures of $19.5 million and $17.1 million in the first six months of 2017 and 2016, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.
Financing Activities
Cash flows used in financing activities for the first six months of 2017 were $186.1 million compared to cash flows provided by financing activities of $118.8 million in the same period of 2016, primarily as a result of borrowings to fund the Akron Brass acquisition, partially offset by lower stock repurchases and higher net repayments under revolving facilities in 2017 compared to the same period in 2016.
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
The Credit Agreement consists of the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 23, 2020. At June 30, 2017, there were $43.4 million of outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $8.2 million. The net available borrowing capacity under the Revolving Facility at June 30, 2017, was approximately $648.4 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at June 30, 2017, the applicable margin was 1.10%, resulting in a weighted average interest rate of 1.12% at June 30, 2017. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 15 basis points and is payable quarterly.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, which require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At June 30, 2017, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 11.84 to 1 and the leverage ratio was 1.64 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
On December 1, 2015, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the first six months of 2017, the Company purchased a total of 106 thousand shares at a cost of $9.8 million. During the six months ended June 30, 2016, the Company purchased a total of 726 thousand shares at a cost of $53.9 million, of which $0.2 million was settled in July 2016. As of June 30, 2017, the amount of share repurchase authorization remaining is $570.2 million.
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
EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense at recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses performance across our three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within our industry. Management believes EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”
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

Reconciliations of Reported-to-Adjusted Net Income
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reported net income	$83,844	$75,759	$159,743	$143,889
+ Restructuring expenses	—	—	4,797	—
+ Tax impact on restructuring expenses	—	—	(1,529)	—
Adjusted net income	$83,844	$75,759	$163,011	$143,889

Reconciliations of Reported-to-Adjusted EPS
(shares in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reported EPS	$1.08	$0.99	$2.07	$1.87
+ Restructuring expenses	—	—	0.06	—
+ Tax impact on restructuring expenses	—	—	(0.02)	—
Adjusted EPS	$1.08	$0.99	$2.11	$1.87

Diluted weighted average shares	77,320	76,674	77,107	76,687

Reconciliations of Reported-to-Adjusted Operating Income and Margin
(dollars in thousands)	Three Months Ended June 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$60,029	$46,294	$37,197	$(18,387)	$125,133
+ Restructuring expenses	—	—	—	—	—
Adjusted operating income (loss)	$60,029	$46,294	$37,197	$(18,387)	$125,133

Net sales (eliminations)	$221,182	$204,409	$147,983	$(208)	$573,366

Operating margin	27.1%	22.6%	25.1%	n/m	21.8%
Adjusted operating margin	27.1%	22.6%	25.1%	n/m	21.8%

	Three Months Ended June 30, 2016
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$54,172	$41,108	$34,420	$(15,877)	$113,823
+ Restructuring expenses	—	—	—	—	—
Adjusted operating income (loss)	$54,172	$41,108	$34,420	$(15,877)	$113,823

Net sales (eliminations)	$221,810	$186,568	$141,611	$(293)	$549,696

Operating margin	24.4%	22.0%	24.3%	n/m	20.7%
Adjusted operating margin	24.4%	22.0%	24.3%	n/m	20.7%

	Six Months Ended June 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$117,842	$88,532	$69,823	$(35,393)	$240,804
+ Restructuring expenses	1,566	3,028	73	130	4,797
Adjusted operating income (loss)	$119,408	$91,560	$69,896	$(35,263)	$245,601

Net sales (eliminations)	$437,952	$404,088	$285,430	$(552)	$1,126,918

Operating margin	26.9%	21.9%	24.5%	n/m	21.4%
Adjusted operating margin	27.3%	22.7%	24.5%	n/m	21.8%

	Six Months Ended June 30, 2016
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$105,875	$81,790	$60,074	$(30,571)	$217,168
+ Restructuring expenses	—	—	—	—	—
Adjusted operating income (loss)	$105,875	$81,790	$60,074	$(30,571)	$217,168

Net sales (eliminations)	$433,653	$372,911	$246,229	$(525)	$1,052,268

Operating margin	24.4%	21.9%	24.4%	n/m	20.6%
Adjusted operating margin	24.4%	21.9%	24.4%	n/m	20.6%

Reconciliation of EBITDA to Net Income
(in thousands)	Three Months Ended June 30, 2017
	FMT	HST	FSDP	Corporate Office	Total IDEX
Operating income (loss)	$60,029	$46,294	$37,197	$(18,387)	$125,133
- Other (income) expense - net	447	924	583	(1,582)	372
+ Depreciation & amortization	5,987	11,994	3,652	201	21,834
EBITDA	65,569	57,364	40,266	(16,604)	146,595
- Interest expense					11,304
- Provision for income taxes					29,613
- Depreciation and amortization					21,834
Net income					$83,844

Net sales (eliminations)	$221,182	$204,409	$147,983	$(208)	$573,366
Operating margin	27.1%	22.6%	25.1%	n/m	21.8%
EBITDA margin	29.6%	28.1%	27.2%	n/m	25.6%

	Three Months Ended June 30, 2016
	FMT	HST	FSDP	Corporate Office	Total IDEX
Operating income (loss)	$54,172	$41,108	$34,420	$(15,877)	$113,823
- Other (income) expense - net	260	(774)	(450)	(63)	(1,027)
+ Depreciation & amortization	7,587	11,020	3,250	318	22,175
EBITDA	61,499	52,902	38,120	(15,496)	137,025
- Interest expense					11,205
- Provision for income taxes					27,886
- Depreciation and amortization					22,175
Net income					$75,759

Net sales (eliminations)	$221,810	$186,568	$141,611	$(293)	$549,696
Operating margin	24.4%	22.0%	24.3%	n/m	20.7%
EBITDA margin	27.7%	28.4%	26.9%	n/m	24.9%

	Six Months Ended June 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$117,842	$88,532	$69,823	$(35,393)	$240,804
- Other (income) expense - net	477	1,067	619	(2,099)	64
+ Depreciation and amortization	11,631	23,258	7,229	408	42,526
EBITDA	128,996	110,723	76,433	(32,886)	283,266
- Interest expense					22,856
- Provision for income taxes					58,141
- Depreciation and amortization					42,526
Net income					$159,743

Net sales (eliminations)	$437,952	$404,088	$285,430	$(552)	$1,126,918
Operating margin	26.9%	21.9%	24.5%	n/m	21.4%
EBITDA margin	29.5%	27.4%	26.8%	n/m	25.1%

	Six Months Ended June 30, 2016
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$105,875	$81,790	$60,074	$(30,571)	$217,168
- Other (income) expense - net	395	(1,164)	(290)	76	(983)
+ Depreciation and amortization	14,843	21,881	4,732	676	42,132
EBITDA	120,323	104,835	65,096	(29,971)	260,283
- Interest expense					21,694
- Provision for income taxes					52,568
- Depreciation and amortization					42,132
Net income					$143,889

Net sales (eliminations)	$433,653	$372,911	$246,229	$(525)	$1,052,268
Operating margin	24.4%	21.9%	24.4%	n/m	20.6%
EBITDA margin	27.7%	28.1%	26.4%	n/m	24.7%

Reconciliation of EBITDA to Adjusted EBITDA
(in thousands)	Three Months Ended June 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$65,569	$57,364	$40,266	$(16,604)	$146,595
+ Restructuring expenses	—	—	—	—	—
Adjusted EBITDA	$65,569	$57,364	$40,266	$(16,604)	$146,595

Adjusted EBITDA margin	29.6%	28.1%	27.2%	n/m	25.6%

	Three Months Ended June 30, 2016
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$61,499	$52,902	$38,120	$(15,496)	$137,025
+ Restructuring expenses	—	—	—	—	—
Adjusted EBITDA	$61,499	$52,902	$38,120	$(15,496)	$137,025

Adjusted EBITDA margin	27.7%	28.4%	26.9%	n/m	24.9%

	Six Months Ended June 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$128,996	$110,723	$76,433	$(32,886)	$283,266
+ Restructuring expenses	1,566	3,028	73	130	4,797
Adjusted EBITDA	$130,562	$113,751	$76,506	$(32,756)	$288,063

Adjusted EBITDA margin	29.8%	28.2%	26.8%	n/m	25.6%

	Six Months Ended June 30, 2016
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$120,323	$104,835	$65,096	$(29,971)	$260,283
+ Restructuring expenses	—	—	—		—
Adjusted EBITDA	$120,323	$104,835	$65,096	$(29,971)	$260,283

Adjusted EBITDA margin	27.7%	28.1%	26.4%	n/m	24.7%

Reconciliation of Net Sales to Net Organic Sales	Three Months Ended June 30, 2017
	FMT	HST	FSDP	IDEX

Change in net sales	—%	10%	4%	4%
- Net impact from acquisitions/divestitures	(3)%	6%	7%	3%
- Impact from foreign currency	(1)%	(2)%	(2)%	(2)%
Change in net organic sales	4%	6%	(1)%	3%

	Six Months Ended June 30, 2017
	FMT	HST	FSDP	IDEX

Change in net sales	1%	8%	16%	7%
- Impact from acquisitions/divestitures	(3)%	5%	18%	5%
- Impact from foreign currency	(1)%	(2)%	(2)%	(2)%
Change in net organic sales	5%	5%	—%	4%

Reconciliations of Free Cash Flow
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash flow from operating activities	$87,601	$88,478	$172,580	$158,843
- Capital expenditures	9,377	8,402	19,539	17,052
Free cash flow	$78,224	$80,076	$153,041	$141,791

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
Foreign Currency Exchange Rates
The Company’s foreign currency exchange rate risk is limited principally to the Euro, British Pound, Canadian Dollar, Swiss Franc, Indian Rupee and Chinese Renminbi. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the cost incurred to produce our products. The effect of transaction gains and losses is reported within Other (income) expense-net on the Condensed Consolidated Statements of Operations.
Interest Rate Fluctuation
The Company’s interest rate exposure is primarily related to the $893.8 million of total debt outstanding at June 30, 2017. Approximately 5% of the debt, representing the amount drawn on the Revolving Facility at June 30, 2017, is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.2 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2017, that the Company’s disclosure controls and procedures were effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about the Company’s purchases of its common stock during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2017 to April 30, 2017	24,000	$93.19	24,000	$570,211,110
May 1, 2017 to May 31, 2017	—	—	—	570,211,110
June 1, 2017 to June 30, 2017	—	—	—	570,211,110
Total	24,000	$93.19	24,000	$570,211,110

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
Date: July 26, 2017

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

*10.1	IDEX Corporation Non-Employee Director Compensation Policy. **

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Filed herewith
** Management contract or compensatory plan or agreement.