Form 10-Q
period 2017-09-30
IDEX CORP /DE/
filed 2017-10-23
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of October 19, 2017: 76,401,845.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$303,291	$235,964
Receivables, less allowance for doubtful accounts of $8,268 at September 30, 2017 and $8,078 at December 31, 2016	307,505	272,813
Inventories	266,705	252,859
Other current assets	77,977	61,085
Total current assets	955,478	822,721
Property, plant and equipment — net	250,889	247,816
Goodwill	1,679,768	1,632,592
Intangible assets — net	414,853	435,504
Other noncurrent assets	16,773	16,311
Total assets	$3,317,761	$3,154,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$137,917	$128,933
Accrued expenses	170,223	152,852
Short-term borrowings	347	1,046
Dividends payable	28,364	26,327
Total current liabilities	336,851	309,158
Long-term borrowings	874,853	1,014,235
Deferred income taxes	172,808	166,427
Other noncurrent liabilities	122,937	121,230
Total liabilities	1,507,449	1,611,050
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,171,307 shares at September 30, 2017 and 90,200,951 shares at December 31, 2016	902	902
Additional paid-in capital	712,091	697,213
Retained earnings	1,992,638	1,834,739
Treasury stock at cost: 13,512,162 shares at September 30, 2017 and 13,760,266 shares at December 31, 2016	(797,857)	(787,307)
Accumulated other comprehensive income (loss)	(97,462)	(201,653)
Total shareholders’ equity	1,810,312	1,543,894
Total liabilities and shareholders’ equity	$3,317,761	$3,154,944
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$574,490	$530,356	$1,701,408	$1,582,624
Cost of sales	316,560	299,467	935,612	884,342
Gross profit	257,930	230,889	765,796	698,282
Selling, general and administrative expenses	131,426	119,114	393,691	369,339
Restructuring expenses	—	—	4,797	—
Loss (gain) on sale of businesses - net	—	2,067	—	2,067
Operating income	126,504	109,708	367,308	326,876
Other (income) expense - net	1,653	(1,513)	1,717	(2,496)
Interest expense	11,064	11,913	33,920	33,607
Income before income taxes	113,787	99,308	331,671	295,765
Provision for income taxes	30,019	29,435	88,160	82,003
Net income	$83,768	$69,873	$243,511	$213,762

Basic earnings per common share	$1.09	$0.92	$3.19	$2.81
Diluted earnings per common share	$1.08	$0.91	$3.15	$2.78

Share data:
Basic weighted average common shares outstanding	76,309	75,819	76,215	75,753
Diluted weighted average common shares outstanding	77,523	76,880	77,246	76,742
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$83,768	$69,873	$243,511	$213,762
Other comprehensive income (loss)
Reclassification adjustments for derivatives, net of tax	1,054	1,082	3,159	3,272
Pension and other postretirement adjustments, net of tax	1,468	594	3,872	1,856
Cumulative translation adjustment	28,796	353	97,160	(10,473)
Reclassification of foreign currency translation to earnings upon sale of subsidiaries	—	4,258	—	4,258
Other comprehensive income (loss)	31,318	6,287	104,191	(1,087)
Comprehensive income	$115,086	$76,160	$347,702	$212,675
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2016	$698,115	$1,834,739	$(155,544)	$(27,852)	$(18,257)	$(787,307)	$1,543,894
Net income	—	243,511	—	—	—	—	243,511
Cumulative translation adjustment	—	—	97,160	—	—	—	97,160
Net change in retirement obligations (net of tax of $1,753)	—	—	—	3,872	—	—	3,872
Net change on derivatives designated as cash flow hedges (net of tax of $1,845)	—	—	—	—	3,159	—	3,159
Issuance of 470,104 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $5,579)	—	—	—	—	—	18,980	18,980
Repurchase of 222,000 shares of common stock	—	—	—	—	—	(23,627)	(23,627)
Unvested shares surrendered for tax withholding	—	—	—	—	—	(5,903)	(5,903)
Share-based compensation	14,878	—	—	—	—	—	14,878
Cash dividends declared - $1.11 per common share outstanding	—	(85,612)	—	—	—	—	(85,612)
Balance, September 30, 2017	$712,993	$1,992,638	$(58,384)	$(23,980)	$(15,098)	$(797,857)	$1,810,312
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$243,511	$213,762
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of businesses - net	—	2,067
Depreciation and amortization	28,425	28,360
Amortization of intangible assets	35,381	35,964
Amortization of debt issuance costs	989	1,150
Share-based compensation expense	18,143	15,325
Deferred income taxes	1,888	4,880
Non-cash interest expense associated with forward starting swaps	5,004	5,144
Changes in (net of effect from acquisitions and divestitures):
Receivables	(28,407)	(2,178)
Inventories	(4,869)	22,250
Other current assets	(15,113)	(18,276)
Trade accounts payable	3,681	(16,696)
Accrued expenses	9,912	(2,982)
Other - net	(1,965)	(4,446)
Net cash flows provided by operating activities	296,580	284,324
Cash flows from investing activities
Additions of property, plant and equipment	(28,054)	(28,642)
Acquisition of businesses, net of cash acquired	—	(510,001)
Proceeds from sale of businesses, net of cash sold	—	32,529
Proceeds from disposal of fixed assets	5,159	—
Other - net	(337)	(73)
Net cash flows used in investing activities	(23,232)	(506,187)
Cash flows from financing activities
Borrowings under revolving facilities	33,000	460,524
Proceeds from 3.20% Senior Notes	—	100,000
Proceeds from 3.37% Senior Notes	—	100,000
Payments under revolving facilities	(181,692)	(402,172)
Debt issuance costs	—	(246)
Dividends paid	(82,869)	(77,367)
Proceeds from stock option exercises	18,980	23,154
Purchase of common stock	(22,650)	(57,272)
Unvested shares surrendered for tax withholding	(5,903)	(4,899)
Settlement of foreign exchange contracts	4,406	—
Net cash flows (used in) provided by financing activities	(236,728)	141,722
Effect of exchange rate changes on cash and cash equivalents	30,707	(8,480)
Net increase (decrease) in cash	67,327	(88,621)
Cash and cash equivalents at beginning of year	235,964	328,018
Cash and cash equivalents at end of period	$303,291	$239,397

Supplemental cash flow information
Cash paid for:
Interest	$19,406	$18,261
Income taxes - net	78,629	77,250
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year.
The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Adopted Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for a company’s sponsored defined benefit pension and other postretirement plans. Under this ASU, companies are required to disaggregate the current service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. This ASU also requires companies to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. In addition, only the service cost component of periodic net benefit cost is eligible for capitalization. The Company elected to early adopt this standard in the quarter ended March 31, 2017 as presenting the service cost within income from operations is more indicative of our current pension cost. The Company adopted this standard retrospectively and thus $0.8 million and $2.4 million were reclassified from Selling, general and administrative expenses to Other (income) expense - net for the three and nine months ended September 30, 2016, respectively, to conform to current period presentation. The Company elected to apply the practical expedient that permits the use of previously disclosed service cost and other costs from the prior year’s pension and other postretirement benefit plan footnote in the comparative periods as appropriate estimates when retrospectively changing the presentation of these costs in the income statement. The Company included the required disclosures and the changes resulting from the adoption of this standard in Note 16.
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
In 2016, we established an implementation team and analyzed the impact of the standard by surveying business units and reviewing contracts to identify potential differences that may result from applying the requirements of the new standard. We have substantially completed our contract reviews. These contract reviews generally supported the recognition of revenue at a point in time, which is consistent with the current revenue recognition model used by most of our business units. As a result, we expect revenue recognition to remain substantially unchanged under the new standard. For our business units that currently recognize revenue under a percentage of completion model, we also expect revenue recognition to remain substantially unchanged as the contract reviews supported the recognition of revenue over time. The implementation team has reported these findings and the progress of the project to the Audit Committee. The Company has also made progress on evaluating new disclosure requirements as well as the impact on controls and is implementing the appropriate changes to its processes, systems and controls to comply with the new guidance. The Company is still evaluating the impact of the new guidance on its consolidated financial statements but expects to adopt the standard in 2018 using the modified retrospective method.

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
The Company incurred $0.5 million and $1.6 million of acquisition-related transaction costs in the three months ended September 30, 2017 and 2016, respectively, and $0.7 million and $4.0 million in the nine months ended September 30, 2017 and 2016, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. During the three and nine months ended September 30, 2016, the Company recorded $4.6 million and $10.4 million, respectively, of fair value inventory step-up charges in Cost of sales associated with the completed 2016 acquisitions of Akron Brass Holding Corporation (“Akron Brass”), AWG Fittings GmbH (“AWG Fittings”), and SFC Koenig AG (“SFC Koenig”).

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
On July 1, 2016, the Company acquired the stock of AWG Fittings, a producer of engineered products for the safety and emergency response markets, including valves, monitors and nozzles. The business was acquired to complement and create synergies with our existing Hale, Class 1, Godiva and Akron Brass businesses. Headquartered in Ballendorf, Germany, AWG Fittings operates in our Fire & Safety/Diversified Products segment. AWG Fittings was acquired for cash consideration of $47.5 million (€42.8 million). The purchase price was funded with cash on hand. The final goodwill and intangible assets recognized as part of the transaction were $22.0 million and $10.3 million, respectively. The goodwill is not deductible for tax purposes.
On August 31, 2016, the Company acquired the stock of SFC Koenig, a producer of highly engineered expanders and check valves for critical applications across the transportation, hydraulic, aviation and medical markets. Headquartered in Dietikon, Switzerland, SFC Koenig operates in our Health & Science Technologies segment. SFC Koenig was acquired for cash consideration of $241.1 million (€215.9 million). The purchase price was funded with cash on hand and borrowings under the Company’s revolving facilities. The final goodwill and intangible assets recognized as part of the transaction were $141.3 million and $117.0 million, respectively. The goodwill is not deductible for tax purposes.
2016 Divestitures
The Company periodically reviews its operations for businesses which may no longer be aligned with its strategic objectives to focus on core business and customers. Any resulting gain or loss recognized due to divestitures is recorded within Loss (gain) on sale of businesses - net.
On July 29, 2016, the Company completed the sale of its Hydra-Stop product line for $15.0 million in cash, resulting in a pre-tax gain on the sale of $5.8 million in the third quarter of 2016. In addition, the Company can earn up to $2 million based on the achievement of financial objectives for net sales in 2016 and 2017.  The Company earned $1.0 million for the achievement of 2016 net sales objectives, which represents the maximum earn out for 2016. The Company can earn an additional $1.0 million based on 2017 net sales. The results of Hydra-Stop were reported within the Fluid & Metering Technologies segment and generated $7.5 million of revenues in 2016 through the date of sale.
On September 9, 2016, the Company completed the sale of its Melles Griot KK (“CVI Japan”) subsidiary for $17.5 million in cash, resulting in a pre-tax loss on the sale of $7.9 million in the third quarter of 2016. The results of CVI Japan were reported within the Health & Science Technologies segment and generated $13.1 million of revenues in 2016 through the date of sale.
On October 10, 2016, the Company completed the sale of its IETG and 40Seven subsidiaries for $2.7 million in cash, resulting in a pre-tax loss on the sale of $4.2 million in the fourth quarter of 2016. The results of IETG and 40Seven were reported within the Fluid & Metering Technologies segment and generated $8.3 million of revenues in 2016 through the date of sale.
On December 30, 2016, the Company completed the sale of its Korea Electro-Optics Co., Ltd. (“CVI Korea”) subsidiary for $3.8 million in cash, resulting in a pre-tax loss on the sale of $16.0 million in the fourth quarter of 2016. The results of CVI Korea were reported within the Health & Science Technologies segment and generated $11.7 million of revenues in 2016 through the date of sale.

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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016 (1)	2017	2016 (1)
Net sales
Fluid & Metering Technologies
External customers	$220,897	$208,164	$658,675	$641,508
Intersegment sales	56	171	230	480
Total group sales	220,953	208,335	658,905	641,988
Health & Science Technologies
External customers	207,018	183,453	610,890	556,157
Intersegment sales	109	111	325	318
Total group sales	207,127	183,564	611,215	556,475
Fire & Safety/Diversified Products
External customers	146,575	138,739	431,843	384,959
Intersegment sales	24	28	186	37
Total group sales	146,599	138,767	432,029	384,996
Intersegment elimination	(189)	(310)	(741)	(835)
Total net sales	$574,490	$530,356	$1,701,408	$1,582,624
Operating income
Fluid & Metering Technologies	$61,988	$55,907	$179,830	$161,782
Health & Science Technologies	46,073	37,195	134,605	118,985
Fire & Safety/Diversified Products	36,199	32,492	106,022	92,566
Corporate office expense and other (2)	(17,756)	(15,886)	(53,149)	(46,457)
Total operating income	126,504	109,708	367,308	326,876
Interest expense	11,064	11,913	33,920	33,607
Other (income) expense - net	1,653	(1,513)	1,717	(2,496)
Income before income taxes	$113,787	$99,308	$331,671	$295,765
(1) Certain amounts in the prior year income statement have been reclassified to conform to the current presentation due to the early adoption of ASU 2017-07.
(2) Corporate office expense for the three and nine months ended September 30, 2016 includes benefits of zero and $4.7 million, respectively, from the reversal of the contingent consideration related to a 2015 acquisition as well as a $2.1 million loss on sale of businesses - net.

	September 30, 2017	December 31, 2016
Assets
Fluid & Metering Technologies	$1,112,788	$1,065,670
Health & Science Technologies	1,281,823	1,266,036
Fire & Safety/Diversified Products	740,026	705,735
Corporate office	183,124	117,503
Total assets	$3,317,761	$3,154,944

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
Basic weighted average shares reconciles to diluted weighted average shares as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	76,309	75,819	76,215	75,753
Dilutive effect of stock options, restricted stock, and performance share units	1,214	1,061	1,031	989
Diluted weighted average common shares outstanding	77,523	76,880	77,246	76,742
Options to purchase approximately zero and 0.1 million shares of common stock for the three months ended September 30, 2017 and 2016, respectively, and 0.4 million and 0.9 million shares of common stock for the nine months ended September 30, 2017 and 2016, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

5.    Inventories
The components of inventories as of September 30, 2017 and December 31, 2016 were:

	September 30, 2017	December 31, 2016
Raw materials and component parts	$170,677	$154,278
Work in process	38,136	34,832
Finished goods	57,892	63,749
Total	$266,705	$252,859
Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and factory overhead, is determined on a FIFO basis.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2017, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
Balance at December 31, 2016	$573,437	$699,299	$359,856	$1,632,592
Foreign currency translation	14,295	19,117	16,185	49,597
Acquisition adjustments	—	(2,421)	—	(2,421)
Balance at September 30, 2017	$587,732	$715,995	$376,041	$1,679,768
ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first nine months of 2017, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of our annual impairment test at October 31, 2016, all reporting units had fair values in excess of their carrying values.

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets at September 30, 2017 and December 31, 2016:

	At September 30, 2017				At December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$9,675	$(7,008)	$2,667	11	$9,856	$(6,635)	$3,221
Trade names	117,585	(49,474)	68,111	16	113,428	(42,653)	70,775
Customer relationships	309,693	(115,313)	194,380	13	369,087	(161,065)	208,022
Unpatented technology	88,065	(29,559)	58,506	13	106,747	(44,516)	62,231
Other	839	(550)	289	10	6,527	(6,172)	355
Total amortized intangible assets	525,857	(201,904)	323,953		605,645	(261,041)	344,604
Indefinite lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$616,757	$(201,904)	$414,853		$696,545	$(261,041)	$435,504
The Banjo trade name is an indefinite-lived intangible asset which is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired. In the first nine months of 2017, there were no events or circumstances that would have required an interim impairment test. Based on the results of our annual impairment test at October 31, 2016, the fair value of the Banjo trade name was greater than 25% in excess of the carrying value.
The Akron Brass trade name is an indefinite-lived intangible asset that was acquired as a result of the Akron Brass acquisition in March 2016 and is tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the asset might be impaired. In the first nine months of 2017, there were no events or circumstances that would have required an interim impairment test. Based on the results of our annual impairment test at October 31, 2016, the fair value of the Akron Brass trade name was near its carrying value as a result of the acquisition of this business in March 2016.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Amortization of intangible assets was $11.5 million and $35.4 million for the three and nine months ended September 30, 2017. Amortization of intangible assets was $12.8 million and $28.4 million for the three and nine months ended September 30, 2016. Based on the intangible asset balances as of September 30, 2017, amortization expense is expected to approximate $10.7 million for the remaining three months of 2017, $37.4 million in 2018, $34.2 million in 2019, $33.7 million in 2020 and $32.4 million in 2021.

7.    Accrued Expenses
The components of accrued expenses as of September 30, 2017 and December 31, 2016 were:

	September 30, 2017	December 31, 2016
Payroll and related items	$68,296	$67,600
Management incentive compensation	20,547	16,339
Income taxes payable	12,332	8,808
Insurance	9,450	9,416
Warranty	6,138	5,628
Deferred revenue	13,055	12,607
Restructuring	662	3,893
Liability for uncertain tax positions	1,350	1,366
Accrued interest	10,184	1,663
Other	28,209	25,532
Total accrued expenses	$170,223	$152,852

8.    Other Noncurrent Liabilities
The components of other noncurrent liabilities as of September 30, 2017 and December 31, 2016 were:

	September 30, 2017	December 31, 2016
Pension and retiree medical obligations	$100,356	$93,604
Liability for uncertain tax positions	1,507	2,623
Deferred revenue	2,205	2,442
Other	18,869	22,561
Total other noncurrent liabilities	$122,937	$121,230

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

9.    Borrowings
Borrowings at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Revolving Facility	$29,415	$169,579
4.5% Senior Notes, due December 2020	300,000	300,000
4.2% Senior Notes, due December 2021	350,000	350,000
3.2% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
Other borrowings	388	1,294
Total borrowings	879,803	1,020,873
Less current portion	347	1,046
Less deferred debt issuance costs	3,602	4,399
Less unaccreted debt discount	1,001	1,193
Total long-term borrowings	$874,853	$1,014,235
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

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at September 30, 2017, the applicable margin was 1.10%, resulting in a weighted average interest rate of 1.12% at September 30, 2017. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months.
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
At September 30, 2017, $29.4 million was outstanding under the Revolving Facility, with $8.3 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at September 30, 2017 of approximately $662.3 million.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA. At September 30, 2017, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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
The effective portion of gains or losses on interest rate exchange contracts is reported in Accumulated other comprehensive income (loss) in Shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change. See Note 13 for the amount of loss reclassified into income for interest rate contracts for the nine months ended September 30, 2017 and 2016. As of September 30, 2017, the Company did not have any interest rate contracts outstanding.
In 2010 and 2011, the Company entered into two separate forward starting interest rate contracts in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year term of the debt instruments. Approximately $6.5 million of the pre-tax amount, included in accumulated other comprehensive income (loss) in shareholders’ equity at September 30, 2017, will be recognized into net income over the next 12 months as the underlying hedged transactions are realized.
At September 30, 2017, the Company had outstanding foreign currency exchange contracts with a combined notional value of €180 million that have not been designated as hedges for accounting purposes. These contracts are used to minimize the earnings impact due to foreign currency fluctuations between the Swiss Franc and the Euro associated with certain intercompany loans that

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

were established in conjunction with the SFC Koenig acquisition. The change in the fair value of the foreign currency exchange contracts and the corresponding foreign currency gain or loss on the revaluation of the intercompany loans are both recorded through earnings each period as incurred within other (income) expense in the Condensed Consolidated Statements of Operations.
During the three and nine months ended September 30, 2017, the Company recorded a gain of $9.3 million and $14.8 million, respectively, within other (income) expense related to these foreign currency exchange contracts. During the three and nine months ended September 30, 2017, the Company recorded a foreign currency transaction loss of $10.0 million and $15.2 million, respectively, within other (income) expense related to these intercompany loans.
The foreign currency exchange contracts are settled in cash approximately every 90 days, with the proceeds recorded within Financing Activities on the Condensed Statement of Cash Flows. The non-cash impact associated with the change in the amount receivable from or payable to the counter parties is recorded within Operating Activities on the Condensed Statement of Cash Flows until such time as the foreign currency exchange contracts are settled in cash. For the three and nine months ended September 30, 2017, the Company received zero and $4.4 million in settlement of the foreign currency exchange contracts. The Company received $9.5 million on October 4, 2017 in settlement of the foreign currency exchange contracts outstanding as of September 30, 2017.
Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date. The following table sets forth the fair value amounts of derivative instruments held by the Company as of September 30, 2017 and December 31, 2016:

	Fair Value Assets (Liabilities)
	September 30, 2017	December 31, 2016	Balance Sheet Caption
	(In thousands)
Foreign currency exchange contracts	$10,351	$—	Other current assets

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
The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheets at September 30, 2017 and December 31, 2016:

	Basis of Fair Value Measurements
	Balance at September 30, 2017	Level 1	Level 2	Level 3
Available for sale securities	$6,268	$6,268	$—	$—
Foreign currency exchange contracts	10,351	—	10,351	—

	Basis of Fair Value Measurements
	Balance at December 31, 2016	Level 1	Level 2	Level 3
Available for sale securities	$5,369	$5,369	$—	$—

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2017 or the year ended December 31, 2016.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At September 30, 2017, the fair value of the outstanding indebtedness under our Revolving Facility, 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $910.8 million compared to the carrying value of $878.4 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

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
Pre-tax restructuring expenses by segment for the nine months ended September 30, 2017 are as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$1,566	$—	$1,566
Health & Science Technologies	2,470	558	3,028
Fire & Safety/Diversified Products	73	—	73
Corporate/Other	130	—	130
Total restructuring costs	$4,239	$558	$4,797
Restructuring accruals of $0.7 million and $3.9 million at September 30, 2017 and December 31, 2016, respectively, are recorded in Accrued expenses in the Consolidated Balance Sheets. Severance benefits are expected to be paid by the end of the year using cash from operations. The changes in the restructuring accrual for the nine months ended September 30, 2017 are as follows:

Restructuring
(In thousands)
Balance at January 1, 2017	$3,893
Restructuring expenses	4,797
Payments, utilization and other	(8,028)
Balance at September 30, 2017	$662

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

13.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$28,796	$—	$28,796	$4,611	$—	$4,611
Pension and other postretirement adjustments	2,075	(607)	1,468	915	(321)	594
Reclassification adjustments for derivatives	1,681	(627)	1,054	1,701	(619)	1,082
Total other comprehensive income (loss)	$32,552	$(1,234)	$31,318	$7,227	$(940)	$6,287

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$97,160	$—	$97,160	$(6,215)	$—	$(6,215)
Pension and other postretirement adjustments	5,625	(1,753)	3,872	2,820	(964)	1,856
Reclassification adjustments for derivatives	5,004	(1,845)	3,159	5,144	(1,872)	3,272
Total other comprehensive income (loss)	$107,789	$(3,598)	$104,191	$1,749	$(2,836)	$(1,087)

The following table summarizes the amounts reclassified from accumulated other comprehensive income to net income during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pension and other postretirement plans
Amortization of service cost	$2,075	$915	$5,625	$2,820
Total before tax	2,075	915	5,625	2,820
Provision for income taxes	(607)	(321)	(1,753)	(964)
Total net of tax	$1,468	$594	$3,872	$1,856
Derivatives
Reclassification adjustments	$1,681	$1,701	$5,004	$5,144
Total before tax	1,681	1,701	5,004	5,144
Provision for income taxes	(627)	(619)	(1,845)	(1,872)
Total net of tax	$1,054	$1,082	$3,159	$3,272

The Company recognizes the service cost component in both Selling, general and administrative expenses and Cost of sales, depending on the functional area of the underlying employees included in the plans.

14.    Common and Preferred Stock
On December 1, 2015, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the nine months ended September 30, 2017, the Company purchased a total of 222 thousand shares at a cost of $23.6 million, of which $1.0 million was settled in October 2017. During the nine months ended September 30, 2016, the Company purchased a total of 739 thousand shares at a cost of $55.0 million. As of September 30, 2017, the amount of share repurchase authorization remaining is $556.4 million.
At September 30, 2017 and December 31, 2016, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at September 30, 2017 or December 31, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average fair value of option grants	$30.46	$21.88	$24.17	$18.47
Dividend yield	1.27%	1.53%	1.45%	1.69%
Volatility	29.35%	29.60%	29.41%	29.71%
Risk-free forward interest rate	1.24% - 2.80%	0.51% - 2.01%	0.83% - 3.04%	0.53% - 2.50%
Expected life (in years)	5.83	5.91	5.83	5.91
Total compensation cost for stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$67	$92	$341	$354
Selling, general and administrative expenses	1,721	1,278	5,604	5,084
Total expense before income taxes	1,788	1,370	5,945	5,438
Income tax benefit	(593)	(441)	(1,887)	(1,727)
Total expense after income taxes	$1,195	$929	$4,058	$3,711
A summary of the Company’s stock option activity as of September 30, 2017, and changes during the nine months ended September 30, 2017, are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,987,946	$61.83	6.84	$56,144,876
Granted	440,825	93.40
Exercised	(360,986)	52.58
Forfeited	(47,046)	78.67
Outstanding at September 30, 2017	2,020,739	$69.98	6.99	$104,045,261
Vested and expected to vest as of September 30, 2017	1,897,772	$69.00	6.88	$99,579,316
Exercisable at September 30, 2017	968,929	$55.72	5.35	$63,709,269

Restricted Stock
Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of September 30, 2017, and changes during the nine months ended September 30, 2017, are presented as follows:

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	217,898	$76.19
Granted	59,010	93.59
Vested	(75,099)	72.15
Forfeited	(10,280)	79.19
Unvested at September 30, 2017	191,529	$82.97
Dividends are paid on restricted stock awards, whose fair value is equal to the market price of the Company’s stock at the date of the grant.

Total compensation cost for restricted shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$46	$64	$265	$325
Selling, general and administrative expenses	1,163	751	3,722	3,249
Total expense before income taxes	1,209	815	3,987	3,574
Income tax benefit	(370)	(216)	(1,295)	(1,053)
Total expense after income taxes	$839	$599	$2,692	$2,521

Cash-Settled Restricted Stock
The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. A summary of the Company’s unvested cash-settled restricted stock activity as of September 30, 2017, and changes during the nine months ended September 30, 2017, are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2017	103,790	$90.06
Granted	34,290	93.68
Vested	(27,050)	92.44
Forfeited	(15,220)	121.47
Unvested at September 30, 2017	95,810	$121.47
Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$327	$307	$963	$627
Selling, general and administrative expenses	696	881	2,203	1,842
Total expense before income taxes	1,023	1,188	3,166	2,469
Income tax benefit	(175)	(170)	(557)	(354)
Total expense after income taxes	$848	$1,018	$2,609	$2,115

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
 A summary of the Company’s performance share unit activity as of September 30, 2017, and changes during the nine months ended September 30, 2017, are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	137,055	$104.18
Granted	65,530	115.74
Vested	—	95.07
Forfeited and other	(5,625)	109.75
Unvested at September 30, 2017	196,960	$108.33
The Company granted 63,325 performance share units in February 2014, which vested on December 31, 2016. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2016, the Company achieved a 141% payout that resulted in 89,288 shares issued in February 2017.
Total compensation cost for performance share units is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	1,725	348	5,045	3,844
Total expense before income taxes	1,725	348	5,045	3,844
Income tax benefit	(597)	(98)	(1,690)	(1,266)
Total expense after income taxes	$1,128	$250	$3,355	$2,578
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.
As of September 30, 2017, there was $13.9 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years, $5.9 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years, $4.3 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.0 years, and $8.0 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.0 years.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

16.    Retirement Benefits
The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans. As disclosed in Note 1, the Company elected to early adopt ASU 2017-07 during the quarter ended March 31, 2017. As a result, the Company recorded Interest cost, Expected return on plan assets, and Net amortization within Other (income) expense - net. The Company adopted this standard retrospectively and $0.8 million and $2.4 million, respectively, were reclassified from Selling, general and administrative expenses to Other (income) expense - net for the three and nine months ended September 30, 2016 to conform to current period presentation.

	Pension Benefits
	Three Months Ended September 30,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$224	$520	$181	$331
Interest cost	687	332	788	344
Expected return on plan assets	(986)	(277)	(1,233)	(203)
Net amortization	641	418	766	241
Net periodic benefit cost	$566	$993	$502	$713

	Pension Benefits
	Nine Months Ended September 30,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$732	$1,496	$769	$934
Interest cost	2,008	957	2,282	1,049
Expected return on plan assets	(2,874)	(811)	(3,583)	(642)
Net amortization	1,924	1,195	2,420	722
Net periodic benefit cost	$1,790	$2,837	$1,888	$2,063

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$152	$181	$456	$494
Interest cost	203	224	611	622
Net amortization	(198)	(154)	(595)	(462)
Net periodic benefit cost	$157	$251	$472	$654
The Company previously disclosed in its financial statements for the year ended December 31, 2016, that it expected to contribute approximately $5.8 million to its defined benefit plans and $0.1 million to its other postretirement benefit plans in 2017. As of September 30, 2017, the Company expects to contribute approximately $4.8 million to its defined benefit plans and $0.6 million to its other postretirement benefit plans in 2017. The Company contributed a total of $4.2 million during the first nine months of 2017 to fund these plans.

IDEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

17.    Legal Proceedings

The Company and certain of its subsidiaries are party to various pending or threatened legal proceedings arising in the ordinary course of business. These proceedings may pertain to matters such as product liability or contract disputes, and may also involve governmental inquiries, inspections, audits or investigations relating to issues such as tax matters, intellectual property, environmental, health and safety issues, governmental regulations, employment and other matters. Although the results of such legal proceedings cannot be predicted with certainty, the Company believes that the ultimate disposition of these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s business, financial condition, results of operations or cash flows.

18.    Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $30.0 million in the third quarter of 2017 from $29.4 million in the same period of 2016. The effective tax rate decreased to 26.4% for the third quarter of 2017 compared to 29.6% in the same period of 2016 due to the partial release of the capital loss valuation allowance, higher excess tax benefit recognized in the current period, the mix of global pre-tax income among jurisdictions and the prior year incurrence of an additional $5.2 million of foreign withholding taxes as a result of global cash used to fund the SFC Koenig acquisition.

The provision for income taxes increased to $88.2 million in the nine months ended September 30, 2017 from $82.0 million in the same period of 2016. The effective tax rate decreased to 26.6% for the nine months ended September 30, 2017 compared to 27.7% in the same period of 2016 due to foreign tax credits, the partial release of the capital loss valuation allowance and the mix of global pre-tax income among jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.4 million.

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
The Fluid & Metering Technologies segment contains the Energy platform (comprised of Corken, Faure Herman, Liquid Controls, SAMPI, and Toptech), the Valves platform (comprised of Alfa Valvole, Richter, and Aegis), the Water platform (comprised of Pulsafeeder, OBL, Knight, ADS, Trebor, and iPEK), the Pumps platform (comprised of Viking and Warren Rupp), and the Agriculture platform (comprised of Banjo). The Health & Science Technologies segment contains the Scientific Fluidics & Optics platform (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, CiDRA Precision Services, CVI Melles Griot, Semrock, and AT Films), the Sealing Solutions platform (comprised of Precision Polymer Engineering, FTL Seals Technology, Novotema, and SFC Koenig), the Gast platform, the Micropump platform, and the Material Processing Technologies platform (comprised of Quadro, Fitzpatrick, Microfluidics, and Matcon). The Fire & Safety/Diversified Products segment is comprised of the Fire & Safety platform (comprised of Class 1, Hale, Akron Brass, AWG Fittings, Godiva, Dinglee, Hurst Jaws of Life, Lukas, and Vetter), the Band-It platform, and the Dispensing platform.
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
Management uses Adjusted operating income, Adjusted net income, Adjusted EBITDA, and Adjusted EPS as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as restructuring expenses or gains and losses on sales of businesses.
The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP, and the financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.
Some of our key financial results for the three months ended September 30, 2017 when compared to the same period from the prior year were as follows:

•	Sales of $574 million increased 8%; organic sales (which excludes acquisitions, divestitures and foreign currency translation) were up 7%.

•	Operating income of $127 million increased 15%. Excluding the $2 million net loss on divestitures from the prior year results, operating income increased 13%.

•	Net income increased 20% to $84 million. Excluding the $1 million net loss on divestitures, net of tax benefit from the prior year results, net income increased 19%.

•	EBITDA of $146 million was 25% of sales and covered interest expense by more than 13 times.

•	Diluted EPS of $1.08 increased 17 cents, or 19%. Excluding the net loss on divestitures from the prior year results, EPS increased 16 cents, or 17%.
Some of our key financial results for the nine months ended September 30, 2017 when compared to the same period from the prior year were as follows:

•	Sales of $1.7 billion increased 8%; organic sales (which excludes acquisitions, divestitures and foreign currency translation) were up 5%.

•
Operating income of $367 million increased 12%. Adjusted operating income of $372 million, adjusted for $5 million of restructuring charges in the first quarter of 2017 and the $2 million net loss on divestitures in the prior year, increased 13%.

•
Net income increased 14% to $244 million. Adjusted net income of $247 million, adjusted for $3 million of restructuring charges, net of tax benefit, in the first quarter of 2017 and the $1 million net loss on divestitures, net of the tax benefit, in the prior year, increased 15%.

•	EBITDA of $429 million was 25% of sales and covered interest expense by nearly 13 times. Adjusted EBITDA of $434 million was 26% of sales and covered interest expense by nearly 13 times.

•	Diluted EPS of $3.15 increased 37 cents, or 13%. Adjusted EPS of $3.19 increased 40 cents, or 14%.
Given the Company’s current outlook, we are projecting fourth quarter 2017 EPS in the range of $1.06 to $1.08 with full year 2017 adjusted EPS of $4.25 to $4.27. We are also projecting full year organic revenue growth expectations of 5%, with 6% growth expected in the fourth quarter.

Results of Operations
The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2017 and 2016. Segment operating income and EBITDA exclude unallocated corporate operating expenses of $17.8 million and $15.9 million, respectively, for the three months ended September 30, 2017 and 2016 and $53.1 million and $46.5 million, respectively, for the nine months ended September 30, 2017 and 2016. Corporate office expense for the three and nine months ended September 30, 2016 includes a $2.1 million loss on sale of businesses - net.

Consolidated Results for the Three Months Ended September 30, 2017 Compared with the Same Period of 2016

(In thousands)	Three Months Ended September 30,
	2017	2016
Net sales	$574,490	$530,356
Operating income	126,504	109,708
Operating margin	22.0%	20.7%
For the third quarter of 2017, Fluid & Metering Technologies contributed 38% of sales, 43% of operating income and 41% of EBITDA; Health & Science Technologies accounted for 36% of sales, 32% of operating income and 35% of EBITDA; and Fire & Safety/Diversified Products represented 26% of sales, 25% of operating income and 24% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.
Sales in the three months ended September 30, 2017 were $574.5 million, an 8% increase from the comparable period last year. This increase reflects a 7% increase in organic sales and a 1% favorable foreign currency translation. Sales to customers outside the U.S. represented approximately 50% of total sales in the third quarter of 2017 compared to 48% during the same period in 2016.
Gross profit of $257.9 million in the third quarter of 2017 increased $27.0 million, or 12%, from the same period in 2016. Gross margin of 44.9% in the third quarter of 2017 increased 140 basis points from 43.5% during the same period in 2016. The increase in gross profit and gross margin is primarily due to $4.6 million of fair value inventory step-up charges related to the AWG Fittings and SFC Koenig acquisitions in the prior year period and increased sales volume, partially offset by pockets of operating inefficiencies associated with growth.
Selling, general and administrative expenses increased to $131.4 million in the third quarter of 2017 from $119.1 million during the same period of 2016. The increase is primarily related to $3.8 million of higher variable compensation, $2.0 million of higher stock compensation expense, $1.3 million of net incremental costs from acquisitions and divestitures and an increase in volume related expenses, partially offset by the benefits from prior year restructuring initiatives and cost controls. As a percentage of sales, selling, general and administrative expenses were 22.9% for the third quarter of 2017, up 50 basis points from the 22.4% for the same period of 2016.
Operating income of $126.5 million and operating margin of 22.0% in the third quarter of 2017 were up from the $109.7 million and 20.7%, respectively, recorded during the same period in 2016. These increases are primarily due to volume leverage and benefits from prior year restructuring initiatives as well as the inclusion in the prior year of $4.6 million of fair value inventory step-up charges related to the AWG and SFC Koenig acquisitions and a $2.1 million loss on sale of businesses - net.
Other (income) expense - net was $1.7 million in the third quarter of 2017 compared with $(1.5) million recorded in the same period in 2016, primarily due to higher foreign currency translation gains in 2016.
Interest expense of $11.1 million in the third quarter of 2017 was down from $11.9 million in 2016 as a result of lower outstanding borrowings on revolving facilities.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $30.0 million for the third quarter of 2017 increased compared to $29.4 million recorded in the same period of 2016. The effective tax rate decreased to 26.4% for the third quarter of 2017 compared to 29.6% in the same period of 2016 due to the partial release of the capital loss valuation allowance, higher excess tax benefit recognized in the current period, the mix of global pre-tax income among jurisdictions and the prior year incurrence of an additional $5.2 million of foreign withholding taxes as a result of global cash used to fund the SFC Koenig acquisition.
Net income in the third quarter of 2017 of $83.8 million increased from $69.9 million during the same period of 2016. Diluted earnings per share in the third quarter of 2017 of $1.08 increased $0.17, or 19%, compared with the same period in 2016.

Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended September 30,
	2017	2016
Net sales	$220,953	$208,335
Operating income	61,988	55,907
Operating margin	28.1%	26.8%
Sales of $221.0 million increased $12.6 million, or 6%, in the third quarter of 2017 compared with the same period of 2016. This reflects a 7% increase in organic sales, a 2% decrease from divestitures (Hydra-Stop - July 2016 and IETG - October 2016) and a 1% favorable foreign currency translation. In the third quarter of 2017, sales increased 8% domestically and 4% internationally compared to the same period in 2016. Sales to customers outside the U.S. were approximately 43% of total segment sales during the third quarter of 2017 and 2016.
Sales within our Pumps platform increased compared to the third quarter of 2016 due to strength in the oil and gas upstream markets and the North American industrial distribution market. Sales within the Agriculture platform increased compared to the third quarter of 2016 due to broad based demand across both OEM and distribution channels. Sales within the Valves platform increased slightly compared to the third quarter of 2016 as a result of overall stability in the chemical and oil and gas end markets. Sales within the Water platform increased compared to the third quarter of 2016 due to strong U.S. distribution, new product development and project wins in Asia, partially offset by the impact of the Hydra-Stop and IETG divestitures. Sales within our Energy platform increased slightly in the third quarter of 2017 compared to the same period of 2016, primarily due to strength in U.S. distribution and LPG truck builds, partially offset by a few non-recurring aviation projects in the prior year.
Operating income and operating margin of $62.0 million and 28.1%, respectively, were higher than the $55.9 million and 26.8% recorded in the third quarter of 2016, primarily due to volume leverage on organic growth, cost savings from prior year restructuring initiatives and lower amortization.
Health & Science Technologies Segment

(In thousands)	Three Months Ended September 30,
	2017	2016
Net sales	$207,127	$183,564
Operating income	46,073	37,195
Operating margin	22.2%	20.3%
Sales of $207.1 million increased $23.6 million, or 13%, in the third quarter of 2017 compared with the same period in 2016. This reflects a 10% increase in organic sales and a 3% net increase from an acquisition (SFC Koenig - September 2016) offset by divestitures (CVI Japan - September 2016 and CVI Korea - December 2016). In the third quarter of 2017, sales increased 6% domestically and 19% internationally. Sales to customers outside the U.S. were approximately 56% of total segment sales in the third quarter of 2017 compared with 53% during the same period in 2016.
Sales within our Material Processing Technologies platform increased compared to the third quarter of 2016, primarily due to global strength in the pharma and food end markets partially offset by the impact of strategic changes in product focus which resulted in discontinued products. Sales within our Scientific Fluidics & Optics platform increased compared to the third quarter of 2016 due to new products, market share wins and strong demand in all primary end markets, including analytical instrumentation, IVD and biotechnology, semiconductor and defense, partially offset by the impact of the CVI Japan and CVI Korea divestitures in 2016. Sales within our Sealing Solutions platform increased compared to the third quarter of 2016 as a result of the SFC Koenig acquisition as well as continued strength within the semiconductor end market. Sales within our Gast platform increased compared to the third quarter of 2016 primarily due to strength in North American distribution as well as strong demand from OEM markets within agriculture, medical and dental. Sales within the Micropump platform increased compared to the third quarter of 2016 due to strength in the core printing and hemodialysis markets.
Operating income and operating margin of $46.1 million and 22.2%, respectively, in the third quarter of 2017 were up from the $37.2 million and 20.3% recorded in the same period of 2016. Operating income was up due to the SFC Koenig acquisition, higher volume and productivity improvements. Operating margin was up primarily due to higher volume, the net impact of prior year acquisitions and divestitures, cost savings from prior year restructuring initiatives and the inclusion of a $2.9 million fair value inventory charge related to the SFC Koenig acquisition in the prior year period.

Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended September 30,
	2017	2016
Net sales	$146,599	$138,767
Operating income	36,199	32,492
Operating margin	24.7%	23.4%
Sales of $146.6 million increased $7.8 million, or 6%, in the third quarter of 2017 compared with the same period in 2016. This reflects a 4% increase in organic sales and a 2% favorable foreign currency translation. In the third quarter of 2017, sales decreased 5% domestically and increased 17% internationally. Sales to customers outside the U.S. were approximately 53% of total segment sales in the third quarter of 2017 compared to 48% in the same period of 2016.
Sales within our Dispensing platform decreased compared to the third quarter of 2016 primarily due to timing of shipments to U.S. retailers, partially offset by stability in our core markets in Europe and Asia. Sales within our Band-It platform increased compared to the third quarter of 2016 due to a continued rebound in the energy markets as well as growth in the automotive and industrial end markets. Sales within our Fire & Safety platform increased due to OEM and municipal spending strength and strong project activity.
Operating income of $36.2 million in the third quarter of 2017 was higher than $32.5 million in the third quarter of 2016 due to an increase in organic sales. Operating margin of 24.7% in the third quarter of 2017 was higher than the 23.4% recorded in the third quarter of 2016, primarily due to increased volume and a $1.7 million fair value inventory step-up charge related to the AWG Fittings acquisition in the prior year.
Consolidated Results for the Nine Months Ended September 30, 2017 Compared with the Same Period of 2016

(In thousands)	Nine Months Ended September 30,
	2017	2016
Net sales	$1,701,408	$1,582,624
Operating income	367,308	326,876
Operating margin	21.6%	20.7%
For the nine months ended September 30, 2017, Fluid & Metering Technologies contributed 39% of sales, 43% of operating income and 41% of EBITDA; Health & Science Technologies contributed 36% of sales, 32% of operating income and 35% of EBITDA; and Fire & Safety/Diversified Products contributed 25% of sales, 25% of operating income and 24% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.
Sales in the nine months ended September 30, 2017 were $1,701.4 million, which was an 8% increase compared to the same period last year. This reflects a 5% increase in organic sales, a 4% net increase from acquisitions (Akron Brass - March 2016, AWG Fittings - July 2016 and SFC Koenig - September 2016) net of divestitures (Hydra-Stop - July 2016, CVI Japan - September 2016, IETG - October 2016, and CVI Korea - December 2016) and a 1% unfavorable foreign currency translation. Sales to customers outside the U.S. represented approximately 49% of total sales in the first nine months of 2017 compared with 50% during the same period in 2016.
Gross profit of $765.8 million in the first nine months of 2017 increased $67.5 million, or 10%, from the same period in 2016. Gross margin of 45.0% in the first nine months of 2017 increased 90 basis points from 44.1% during the same period in 2016, primarily due to increased productivity, volume leverage and $10.4 million of fair value inventory step-up charges in the prior year period related to 2016 acquisitions. Gross profit increased compared to 2016 as a result of a full nine months of prior year acquisitions, net of divestitures as well as increased sales volume.
Selling, general and administrative expenses increased to $393.7 million in the first nine months of 2017 from $369.3 million during the same period of 2016. The change is due to $16.2 million of net incremental costs from acquisitions and divestitures, an increase in volume related expenses and a $4.7 million benefit in the prior year period from the reversal of contingent consideration related to a 2015 acquisition, partially offset by benefits from prior period restructuring. As a percentage of sales, selling, general and administrative expenses were 23.1% for the first nine months of 2017, down 20 basis points compared to 23.3% during the same period of 2016.

Operating income of $367.3 million in the first nine months of 2017 was up from the $326.9 million recorded during the same period in 2016 and operating margin of 21.6% was up from 20.7% recorded in the same period of 2016. The increase in operating income and margin is primarily due to volume, cost savings from prior period restructuring activities as well as $10.4 million of fair value inventory step-up charges and a $2.1 million net loss on sale of businesses in the prior year period.
Other (income) expense - net was $1.7 million in the first nine months of 2017 compared with $(2.5) million in the same period in 2016, primarily due to higher foreign currency translation gains in 2016.
Interest expense of $33.9 million in the first nine months of 2017 was up from $33.6 million in 2016, primarily as a result of the Notes issued in June 2016, partially offset by strong cash flows in 2017 used to reduce the borrowings on the revolving facilities.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes of $88.2 million for the first nine months of 2017 increased compared to $82.0 million recorded in the same period of 2016. The effective tax rate decreased to 26.6% for the first nine months of 2017 compared to 27.7% in the same period of 2016 due to foreign tax credits, the partial release of the capital loss valuation allowance and the mix of global pre-tax income among jurisdictions.
Net income in the first nine months of 2017 of $243.5 million increased from $213.8 million during the same period of 2016. Diluted earnings per share in the first nine months of 2017 of $3.15 increased $0.37, or 13%, compared with the same period in 2016.
Fluid & Metering Technologies Segment

(In thousands)	Nine Months Ended September 30,
	2017	2016
Net sales	$658,905	$641,988
Operating income	179,830	161,782
Operating margin	27.3%	25.2%
Sales of $658.9 million increased $16.9 million, or 3%, in the first nine months of 2017 compared with the same period of 2016. This reflects a 5% increase in organic sales and a 2% decrease from divestitures (Hydra-Stop - July 2016 and IETG - October 2016). In the first nine months of 2017, sales increased 8% domestically and decreased 4% internationally compared to the same period in 2016. Sales to customers outside the U.S. were approximately 42% of total segment sales during the first nine months of 2017 compared with 44% during the same period in 2016.
Sales within our Pumps platform increased compared to the first nine months of 2016 due to strength in the oil & gas upstream markets and the North American industrial distribution market. Sales within our Agriculture platform increased in the first nine months of 2017 compared to the same period of 2016 due to broad based demand across both OEM and distribution channels. Sales in the Valves platform were up in the first nine months of 2017 compared to the prior year period as a result of overall stability in the chemical and oil and gas end markets. Sales within the Water platform decreased in the first nine months of 2017 compared to the same period in 2016 due to the Hydra-Stop and IETG divestitures, partially offset by an increase in municipal spending and strength in U.S. distribution. Sales within our Energy platform decreased in the first nine months of 2017 compared to the same period of 2016 primarily as a result of weakness in the North American LPG mobile end market and non-recurring aviation projects in the prior year, partially offset by strong oil & gas projects.
Operating income and operating margin of $179.8 million and 27.3%, respectively, in the first nine months of 2017 were higher than the $161.8 million and 25.2%, respectively, recorded in the first nine months of 2016, primarily due to productivity, volume leverage on organic growth and the benefit from prior period restructuring initiatives, partially offset by current period restructuring expenses.
Health & Science Technologies Segment

(In thousands)	Nine Months Ended September 30,
	2017	2016
Net sales	$611,215	$556,475
Operating income	134,605	118,985
Operating margin	22.0%	21.4%

Sales of $611.2 million increased $54.7 million, or 10%, in the first nine months of 2017 compared with the same period in 2016. This reflects a 7% increase in organic sales, a 4% net increase from acquisitions (SFC Koenig - September 2016) offset by divestitures (CVI Japan - September 2016 and CVI Korea - December 2016) and a 1% unfavorable foreign currency translation. In the first nine months of 2017, sales increased 10% both domestically and internationally. Sales to customers outside the U.S. were approximately 55% of total segment sales in the first nine months of 2017 and 2016.
Sales within our Material Processing Technologies platform decreased in the first nine months of 2017 compared to the same period in 2016 primarily due to the impact of strategic changes in product focus which resulted in discontinued products and several large projects in the prior year period, partially offset by global strength in the pharma and food end markets. Sales within our Scientific Fluidics & Optics platform increased compared to the first nine months of 2016 due to new products, market share wins and strong demand in all primary end markets, including analytical instrumentation, IVD, and biotechnology, semiconductor and defense, partially offset by the impact of the CVI Japan and CVI Korea divestitures in 2016. Sales within our Sealing Solutions platform increased compared to the first nine months of 2016 due to the inclusion of the SFC Koenig acquisition as well as continued strength in the semiconductor end market. Sales within our Gast platform decreased compared to the first nine months of 2016 primarily due to the impact of OEM headwinds during the first half of 2017. Sales within our Micropump platform increased compared to the first nine months of 2016 due to increasing demand in North American industrial distribution markets as well as the core printing and hemodialysis end markets.
Operating income of $134.6 million in the first nine months of 2017 was up from the $119.0 million recorded in the same period of 2016, primarily due to the SFC acquisition, higher volume and productivity improvements, partially offset by 2017 restructuring expenses related to site consolidations within the Material Processing Technologies platform, as well as a $2.9 million fair value inventory step-up charge related to the SFC Koenig acquisition in the prior year period. Operating margin of 22.0% in the first nine months of 2017 was up from the 21.4% recorded for the same period of 2016 primarily due to volume and productivity, partially offset by site consolidation related restructuring expenses, as well as a $2.9 million fair value inventory step-up charge related to the SFC Koenig acquisition in the prior year period.
Fire & Safety/Diversified Products Segment

(In thousands)	Nine Months Ended September 30,
	2017	2016
Net sales	$432,029	$384,996
Operating income	106,022	92,566
Operating margin	24.5%	24.0%
Sales of $432.0 million increased $47.0 million, or 12%, in the first nine months of 2017 compared with the same period in 2016. This reflects a 1% increase in organic revenue, a 12% increase from acquisitions (Akron Brass - March 2016 and AWG Fittings - July 2016) and a 1% unfavorable impact from foreign currency translation. In the first nine months of 2017, sales increased 8% domestically and 16% internationally compared with the same period in 2016. Sales to customers outside the U.S. were approximately 52% of total segment sales in the first nine months of 2017 and 51% during the same period of 2016.
Sales within our Dispensing platform decreased compared to the first nine months of 2016 primarily due to timing of shipments to U.S. retailers, partially offset by stability in our core markets in Europe and Asia. Sales within our Band-It platform increased compared to the first nine months of 2016 due to rebounding energy markets and solid growth in the automotive and industrial end markets, partially offset by a lack of project funding in Asia. Sales within our Fire & Safety platform increased compared to the first nine months of 2016 primarily due to a full nine months of the Akron Brass and AWG Fittings acquisitions as well as OEM and municipal spending strength.
Operating income of $106.0 million in the first nine months of 2017 was higher than the $92.6 million recorded in the same period of 2016 and operating margin of 24.5% recorded in the first nine months of 2017 was higher than the 24.0% recorded for the same period of 2016 due to a full nine months of the Akron Brass and AWG fittings acquisitions included in the 2017 results, partially offset by $7.5 million of fair value inventory step-up charges related to the Akron Brass and AWG Fittings acquisitions in the prior year period.

Liquidity and Capital Resources
Operating Activities
At September 30, 2017, the Company’s cash and cash equivalents totaled $303.3 million, of which $209.3 million was held outside of the United States. At September 30, 2017, working capital was $618.6 million and the current ratio was 2.8 to 1. Cash flows from operating activities for the first nine months of 2017 increased $12.3 million, or 4%, to $296.6 million compared to the first nine months of 2016, due to higher net income, partially offset by higher use of working capital to fund growth and a use of cash within Other current assets associated with the foreign currency exchange contracts.

Investing Activities
Cash flows used in investing activities for the first nine months of 2017 decreased $483.0 million to $23.2 million compared to the same period in 2016, primarily due to $510.0 million spent on acquisitions in 2016, partially offset by $32.5 million of proceeds received from the sale of businesses in 2016 and proceeds received from the sale of a facility in Elmhurst, IL associated with the site consolidation within our Material Processing Technologies platform.
Cash flows provided by operating activities were more than adequate to fund capital expenditures of $28.1 million and $28.6 million in the first nine months of 2017 and 2016, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes the Company has sufficient capacity in its plants and equipment to meet expected needs for future growth.
Financing Activities
Cash flows used in financing activities for the first nine months of 2017 were $236.7 million compared to cash flows provided by financing activities of $141.7 million in the same period of 2016, primarily as a result of borrowings to fund the Akron Brass and SFC Koenig acquisitions, partially offset by lower stock repurchases and higher repayments, net of borrowings, under revolving facilities in 2017 compared to the same period in 2016.
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
The Credit Agreement consists of the Revolving Facility, which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 23, 2020. At September 30, 2017, there were $29.4 million of outstanding borrowings under the Revolving Facility and outstanding letters of credit totaled approximately $8.3 million. The net available borrowing capacity under the Revolving Facility at September 30, 2017, was approximately $662.3 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at September 30, 2017, the applicable margin was 1.10%, resulting in a weighted average interest rate of 1.12% at September 30, 2017. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 15 basis points and is payable quarterly.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, which require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At September 30, 2017, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 12.46 to 1 and the leverage ratio was 1.58 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
On December 1, 2015, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the first nine months of 2017, the Company purchased a total of 222 thousand shares at a cost of $23.6 million. During the nine months ended September 30, 2016, the Company purchased a total of 739 thousand shares at a cost of $55.0 million. As of September 30, 2017, the amount of share repurchase authorization remaining is $556.4 million.
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

Non-GAAP Disclosures

Set forth below are reconciliations of Adjusted operating income, Adjusted net income, Adjusted EPS, and EBITDA to the comparable measures of net income and operating income, as determined in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). We have reconciled Adjusted operating income to Operating income; Adjusted net income to Net income; Adjusted EPS to EPS; consolidated EBITDA and segment EBITDA to net income and EBITDA to Adjusted EBITDA. The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that we do not allocate consolidated interest expense or the consolidated provision for income taxes to our segments.
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

Reconciliations of Reported-to-Adjusted Net Income
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reported net income	$83,768	$69,873	$243,511	$213,762
+ Restructuring expenses	—	—	4,797	—
+ Tax impact on restructuring expenses	—	—	(1,529)	—
+ Loss (gain) on sale of businesses - net	—	2,067	—	2,067
+ Tax impact on loss (gain) on sales of businesses - net	—	(1,467)	—	(1,467)
Adjusted net income	$83,768	$70,473	$246,779	$214,362

Reconciliations of Reported-to-Adjusted EPS
(shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reported EPS	$1.08	$0.91	$3.15	$2.78
+ Restructuring expenses	—	—	0.06	—
+ Tax impact on restructuring expenses	—	—	(0.02)	—
+ Loss (gain) on sale of businesses - net	—	0.03	—	0.03
+ Tax impact on loss (gain) on sale of businesses - net	—	(0.02)	—	(0.02)
Adjusted EPS	$1.08	$0.92	$3.19	$2.79

Diluted weighted average shares	77,523	76,880	77,246	76,742

Reconciliations of Reported-to-Adjusted Operating Income and Margin
(dollars in thousands)	Three Months Ended September 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$61,988	$46,073	$36,199	$(17,756)	$126,504
+ Loss (gain) on sale of businesses - net	—	—	—	—	—
Adjusted operating income (loss)	$61,988	$46,073	$36,199	$(17,756)	$126,504

Net sales (eliminations)	$220,953	$207,127	$146,599	$(189)	$574,490

Operating margin	28.1%	22.2%	24.7%	n/m	22.0%
Adjusted operating margin	28.1%	22.2%	24.7%	n/m	22.0%

	Three Months Ended September 30, 2016
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$55,907	$37,195	$32,492	$(15,886)	$109,708
+ Loss (gain) on sale of businesses - net	—	—	—	2,067	2,067
Adjusted operating income (loss)	$55,907	$37,195	$32,492	$(13,819)	$111,775

Net sales (eliminations)	$208,335	$183,564	$138,767	$(310)	$530,356

Operating margin	26.8%	20.3%	23.4%	n/m	20.7%
Adjusted operating margin	26.8%	20.3%	23.4%	n/m	21.1%

	Nine Months Ended September 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$179,830	$134,605	$106,022	$(53,149)	$367,308
+ Restructuring expenses	1,566	3,028	73	130	4,797
+ Loss (gain) on sale of businesses - net	—	—	—	—	—
Adjusted operating income (loss)	$181,396	$137,633	$106,095	$(53,019)	$372,105

Net sales (eliminations)	$658,905	$611,215	$432,029	$(741)	$1,701,408

Operating margin	27.3%	22.0%	24.5%	n/m	21.6%
Adjusted operating margin	27.5%	22.5%	24.6%	n/m	21.9%

	Nine Months Ended September 30, 2016
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$161,782	$118,985	$92,566	$(46,457)	$326,876
+ Restructuring expenses	—	—	—	—	—
+ Loss (gain) on sale of businesses - net	—	—	—	2,067	2,067
Adjusted operating income (loss)	$161,782	$118,985	$92,566	$(44,390)	$328,943

Net sales (eliminations)	$641,988	$556,475	$384,996	$(835)	$1,582,624

Operating margin	25.2%	21.4%	24.0%	n/m	20.7%
Adjusted operating margin	25.2%	21.4%	24.0%	n/m	20.8%

Reconciliation of EBITDA to Net Income
(in thousands)	Three Months Ended September 30, 2017
	FMT	HST	FSDP	Corporate Office	Total IDEX
Operating income (loss)	$61,988	$46,073	$36,199	$(17,756)	$126,504
- Other (income) expense - net	230	(970)	1,044	1,349	1,653
+ Depreciation & amortization	6,192	11,189	3,709	190	21,280
EBITDA	67,950	58,232	38,864	(18,915)	146,131
- Interest expense					11,064
- Provision for income taxes					30,019
- Depreciation and amortization					21,280
Net income					$83,768

Net sales (eliminations)	$220,953	$207,127	$146,599	$(189)	$574,490
Operating margin	28.1%	22.2%	24.7%	n/m	22.0%
EBITDA margin	30.8%	28.1%	26.5%	n/m	25.4%

	Three Months Ended September 30, 2016
	FMT	HST	FSDP	Corporate Office	Total IDEX
Operating income (loss)	$55,907	$37,195	$32,492	$(15,886)	$109,708
- Other (income) expense - net	171	(384)	(195)	(1,105)	(1,513)
+ Depreciation & amortization	7,168	11,163	3,584	277	22,192
EBITDA	62,904	48,742	36,271	(14,504)	133,413
- Interest expense					11,913
- Provision for income taxes					29,435
- Depreciation and amortization					22,192
Net income					$69,873

Net sales (eliminations)	$208,335	$183,564	$138,767	$(310)	$530,356
Operating margin	26.8%	20.3%	23.4%	n/m	20.7%
EBITDA margin	30.2%	26.6%	26.1%	n/m	25.2%

	Nine Months Ended September 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$179,830	$134,605	$106,022	$(53,149)	$367,308
- Other (income) expense - net	707	97	1,663	(750)	1,717
+ Depreciation and amortization	17,823	34,447	10,938	598	63,806
EBITDA	196,946	168,955	115,297	(51,801)	429,397
- Interest expense					33,920
- Provision for income taxes					88,160
- Depreciation and amortization					63,806
Net income					$243,511

Net sales (eliminations)	$658,905	$611,215	$432,029	$(741)	$1,701,408
Operating margin	27.3%	22.0%	24.5%	n/m	21.6%
EBITDA margin	29.9%	27.6%	26.7%	n/m	25.2%

	Nine Months Ended September 30, 2016
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$161,782	$118,985	$92,566	$(46,457)	$326,876
- Other (income) expense - net	566	(1,548)	(485)	(1,029)	(2,496)
+ Depreciation and amortization	22,011	33,044	8,316	953	64,324
EBITDA	183,227	153,577	101,367	(44,475)	393,696
- Interest expense					33,607
- Provision for income taxes					82,003
- Depreciation and amortization					64,324
Net income					$213,762

Net sales (eliminations)	$641,988	$556,475	$384,996	$(835)	$1,582,624
Operating margin	25.2%	21.4%	24.0%	n/m	20.7%
EBITDA margin	28.5%	27.6%	26.3%	n/m	24.9%

Reconciliation of EBITDA to Adjusted EBITDA
(in thousands)	Three Months Ended September 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$67,950	$58,232	$38,864	$(18,915)	$146,131
+ Restructuring expenses	—	—	—	—	—
+ Loss (gain) on sale of businesses - net	—	—	—	—	—
Adjusted EBITDA	$67,950	$58,232	$38,864	$(18,915)	$146,131

Adjusted EBITDA margin	30.8%	28.1%	26.5%	n/m	25.4%

	Three Months Ended September 30, 2016
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$62,904	$48,742	$36,271	$(14,504)	$133,413
+ Restructuring expenses	—	—	—	—	—
+ Loss (gain) on sale of businesses - net	—	—	—	2,067	2,067
Adjusted EBITDA	$62,904	$48,742	$36,271	$(12,437)	$135,480

Adjusted EBITDA margin	30.2%	26.6%	26.1%	n/m	25.5%

	Nine Months Ended September 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$196,946	$168,955	$115,297	$(51,801)	$429,397
+ Restructuring expenses	1,566	3,028	73	130	4,797
+ Loss (gain) on sale of businesses - net	—	—	—	—	—
Adjusted EBITDA	$198,512	$171,983	$115,370	$(51,671)	$434,194

Adjusted EBITDA margin	30.1%	28.1%	26.7%	n/m	25.5%

	Nine Months Ended September 30, 2016
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$183,227	$153,577	$101,367	$(44,475)	$393,696
+ Restructuring expenses	—	—	—	—	—
+ Loss (gain) on sale of businesses - net	—	—	—	2,067	2,067
Adjusted EBITDA	$183,227	$153,577	$101,367	$(42,408)	$395,763

Adjusted EBITDA margin	28.5%	27.6%	26.3%	n/m	25.0%

Reconciliation of Net Sales to Net Organic Sales	Three Months Ended September 30, 2017
	FMT	HST	FSDP	IDEX

Change in net sales	6%	13%	6%	8%
- Net impact from acquisitions/divestitures	(2)%	3%	—%	—%
- Impact from foreign currency	1%	—%	2%	1%
Change in net organic sales	7%	10%	4%	7%

	Nine Months Ended September 30, 2017
	FMT	HST	FSDP	IDEX

Change in net sales	3%	10%	12%	8%
- Impact from acquisitions/divestitures	(2)%	4%	12%	4%
- Impact from foreign currency	—%	(1)%	(1)%	(1)%
Change in net organic sales	5%	7%	1%	5%

Reconciliations of Free Cash Flow
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash flow from operating activities	$124,000	$125,480	$296,580	$284,324
- Capital expenditures	8,515	11,590	28,054	28,642
Free cash flow	$115,485	$113,890	$268,526	$255,682

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
Interest Rate Fluctuation
The Company’s interest rate exposure is primarily related to the $879.8 million of total debt outstanding at September 30, 2017. Approximately 3% of the debt, representing the amount drawn on the Revolving Facility at September 30, 2017, is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2017, that the Company’s disclosure controls and procedures were effective.
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

The Company and certain of its subsidiaries are also party to various other pending or threatened legal proceedings arising in the ordinary course of business. These proceedings may pertain to matters such as product liability or contract disputes, and may also involve governmental inquiries, inspections, audits or investigations relating to issues such as tax matters, intellectual property, environmental, health and safety issues, governmental regulations, employment and other matters. Although the results of such legal proceedings cannot be predicted with certainty, the Company believes that the ultimate disposition of these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2017 to July 31, 2017	—	$—	—	$570,211,110
August 1, 2017 to August 31, 2017	36,000	114.75	36,000	566,080,109
September 1, 2017 to September 30, 2017	80,000	121.22	80,000	556,382,861
Total	116,000	$119.21	116,000	$556,382,861

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
Michael J. Yates
Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: October 23, 2017

EXHIBIT INDEX

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Filed herewith