Form 10-K
period 2017-12-31
IDEX CORP /DE/
filed 2018-02-22
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value, as of the last business day of the registrant’s most recently completed second fiscal quarter, of the common stock (based on the June 30, 2017 closing price of $113.01) held by non-affiliates of IDEX Corporation was $8,634,426,211.
The number of shares outstanding of IDEX Corporation’s common stock, par value $.01 per share, as of February 14, 2018 was 76,535,263.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement with respect to the IDEX Corporation 2018 annual meeting of stockholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

The Fluid & Metering Technologies segment contains the Energy platform (comprised of Corken, Liquid Controls, SAMPI, and Toptech), the Valves platform (comprised of Alfa Valvole, Richter, and Aegis), the Water platform (comprised of Pulsafeeder, OBL, Knight, ADS, Trebor, and iPEK), the Pumps platform (comprised of Viking and Warren Rupp), and the Agriculture platform (comprised of Banjo). The Health & Science Technologies segment contains the Scientific Fluidics & Optics platform (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, CiDRA Precision Services, thinXXS Microtechnology, CVI Melles Griot, Semrock, and AT Films), the Sealing Solutions platform (comprised of Precision Polymer Engineering, FTL Seals Technology, Novotema, and SFC Koenig), the Gast platform, the Micropump platform, and the Material Processing Technologies platform (comprised of Quadro, Fitzpatrick, Microfluidics, and Matcon). The Fire & Safety/Diversified Products segment is comprised of the Fire & Safety platform (comprised of Class 1, Hale, Godiva, Akron Brass, AWG Fittings, Dinglee, Hurst Jaws of Life, Lukas, and Vetter), the Band-It platform, and the Dispensing platform.
IDEX believes that each of its reporting units is a leader in its product and service areas. The Company also believes that its strong financial performance has been attributable to its ability to design and engineer specialized quality products, coupled with its ability to identify and successfully consummate and integrate strategic acquisitions.
FLUID & METERING TECHNOLOGIES SEGMENT
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, valves, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water & wastewater, agriculture, and energy industries. Fluid & Metering Technologies application-specific pump and metering solutions serve a diverse range of end markets, including industrial infrastructure (fossil fuels, refined & alternative fuels, and water & wastewater), chemical processing, agriculture, food & beverage, pulp and paper, transportation, plastics and resins, electronics and electrical, construction & mining, pharmaceutical and bio-pharmaceutical, machinery, and numerous other specialty niche markets.

Fluid & Metering Technologies accounted for 38%, 40% and 43% of IDEX’s sales in 2017, 2016 and 2015, respectively, with approximately 42% of its 2017 sales to customers outside the U.S. The segment accounted for 42%, 44% and 43% of IDEX’s operating income in 2017, 2016 and 2015, respectively.
Energy.    Energy consists of the Company’s Corken, Liquid Controls, SAMPI, and Toptech businesses. Energy is a leading supplier of flow meters, electronic registration and control products, rotary vane and turbine pumps, reciprocating piston compressors, and terminal automation control systems. Applications for Liquid Controls and SAMPI consist of positive displacement flow meters and electronic registration and control products, including mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling, and industrial metering and dispensing of liquids and gases. Corken products consist of positive-displacement rotary vane pumps, single and multistage regenerative turbine pumps, and small horsepower reciprocating piston compressors. Toptech supplies terminal automation hardware and software to control and manage inventories as well as transactional data and invoicing to customers in the oil, gas, and refined-fuels markets. Energy maintains facilities in Lake Bluff, Illinois (Liquid Controls products); Longwood, Florida and Zwijndrecht, Belgium (Toptech products); Oklahoma City, Oklahoma (Corken products); and Altopascio, Italy (SAMPI products). Approximately 45% of Energy’s 2017 sales were to customers outside the U.S.
Valves. Valves consists of the Company’s Alfa Valvole, Richter, and Aegis businesses. Valves is a leader in the design, manufacture and sale of specialty valve products for use in the chemical, petro-chemical, energy, and sanitary markets as well as a leading producer of fluoroplastic lined corrosion-resistant magnetic drive and mechanical seal pumps, shut-off, control and safety valves for corrosive, hazardous, contaminated, pure and high-purity fluids. Alfa Valvole’s products are used in various industrial fields for fluid control, in both gas and liquid form, in all sectors of plant engineering, cosmetics, detergents, food industry, electric energy, pharmaceutical, chemical plants, petrochemical plants, oil, heating/air conditioning, and also on ships, ferries and marine oil platforms. Richter’s products offer superior solutions for demanding and complex pump applications in the process industry. Aegis produces specialty chemical processing valves for use in the chemical, petro-chemical, chlor-alkali, and pulp & paper industries. Valves maintains operations in Casorezzo, Italy (Alfa Valvole products); Cedar Falls, Iowa, Kempen, Germany, and Suzhou, China (Richter products); and Geismar, Louisiana (Aegis products). Approximately 82% of Valves’ 2017 sales were to customers outside the U.S.
Water.    Water consists of the Company’s ADS, iPEK, Knight, Trebor, Pulsafeeder, and OBL businesses. Water is a leading provider of metering technology, flow monitoring products and underground surveillance services for wastewater markets, alloy and non-metallic gear pumps, peristaltic pumps, transfer pumps as well as dispensing equipment for industrial laundries, commercial dishwashing, and chemical metering. ADS’ products and services provide comprehensive integrated solutions that enable industry, municipalities, and government agencies to analyze and measure the capacity, quality, and integrity of wastewater collection systems, including the maintenance and construction of such systems. iPEK supplies remote controlled systems used for infrastructure inspection. Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing, and chemical metering. Trebor is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Trebor products are used in the manufacturing of semiconductors, disk drives, and flat panel displays. Pulsafeeder products (which also include OBL products) are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition as well as peristaltic pumps. Its markets include water & wastewater treatment, oil & gas, power generation, pulp & paper, chemical and hydrocarbon processing, and swimming pools. Water maintains operations in Huntsville, Alabama and various other locations in the United States and Australia (ADS products and services); Hirschegg, Austria and Sulzberg, Germany (iPEK products); Rochester, New York, Punta Gorda, Florida, and Milan, Italy (Pulsafeeder products); West Jordan, Utah (Trebor products); Irvine, California, Mississauga, Ontario, Canada, and Lewes, England (Knight products); and a maquiladora in Ciudad Juarez, Chihuahua, Mexico (Knight products). Approximately 37% of Water’s 2017 sales were to customers outside the U.S.
Pumps. Pumps consists of the Company’s Viking and Warren Rupp businesses. Pumps is a leading manufacturer of rotary internal gear, external gear, vane and rotary lobe pumps, custom-engineered OEM pumps, strainers, gear reducers, and engineered pump systems. Viking’s products consist of external gear pumps, strainers and reducers, and related controls used for transferring and metering thin and viscous liquids sold under the Viking and Wright Flow brands. Viking products primarily serve the chemical, petroleum, pulp & paper, plastics, paints, inks, tanker trucks, compressor, construction, food & beverage, personal care, pharmaceutical, and biotech markets. Warren Rupp products (which include Versa-Matic products) are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. Warren Rupp products, which include air-operated double diaphragm pumps, primarily serve the chemical, paint, food processing, electronics, construction, utilities, oil & gas, mining, and industrial maintenance markets. Pumps maintains operations in Cedar Falls, Iowa (Viking and Wright Flow products); Eastbourne, England (Wright Flow products); Shannon, Ireland (Viking and Blagdon products); and Mansfield, Ohio (Warren Rupp products). Pumps primarily uses independent distributors to market and sell its products. Approximately 38% of Pumps’ 2017 sales were to customers outside the U.S.
Agriculture.   Agriculture consists of the Company’s Banjo business. Banjo is a provider of special purpose, severe-duty pumps, valves, fittings, and systems used in liquid handling. Banjo is based in Crawfordsville, Indiana with distribution facilities in Didam, The Netherlands and Valinhos, Brazil. Its products are used in agriculture (approximately 70% of revenue) and industrial (approximately 30% of revenue) applications. Approximately 17% of Banjo’s 2017 sales were to customers outside the U.S.
HEALTH & SCIENCE TECHNOLOGIES SEGMENT
The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical, and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics, and drug discovery, high performance molded and extruded sealing components, biocompatible medical devices and implantables, air compressors used in medical, dental, and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications, and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research, and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications.

Health & Science Technologies accounted for 36%, 35% and 36% of IDEX’s sales in 2017, 2016 and 2015, respectively, with approximately 55% of its 2017 sales to customers outside the U.S. The segment accounted for 32%, 31% and 33% of IDEX’s operating income in 2017, 2016 and 2015, respectively.
Scientific Fluidics & Optics.    Scientific Fluidics & Optics consists of the Company’s Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, CiDRA Precision Services, thinXXS Microtechnology (“thinXXS”), CVI Melles Griot, Semrock, and AT Films (including Precision Photonics products) businesses. Eastern Plastics products, which consist of high-precision integrated fluidics and associated engineered manifolds, are used in a broad set of end markets including medical diagnostics, analytical instrumentation, and laboratory automation. Rheodyne products consist of injectors, valves, fittings, and accessories for the analytical instrumentation market. These products are used by manufacturers of high pressure liquid chromatography (“HPLC”) equipment servicing the pharmaceutical, biotech, life science, food & beverage, and chemical markets. Sapphire Engineering and Upchurch Scientific products consist of fluidic components and systems for the analytical, biotech, and diagnostic instrumentation markets, such as fittings, precision-dispensing pumps and valves, tubing and integrated tubing assemblies, filter sensors, and other micro-fluidic and nano-fluidic components as well as advanced column hardware and accessories for the high performance liquid chromatography market. The products produced by Sapphire Engineering and Upchurch Scientific primarily serve the pharmaceutical, drug discovery, chemical, biochemical processing, genomics/proteomics research, environmental labs, food/agriculture, medical lab, personal care, and plastics/polymer/rubber production markets. ERC manufactures gas liquid separations and detection solutions for the life science, analytical instrumentation, and clinical chemistry markets. ERC’s products consist of in-line membrane vacuum degassing solutions, refractive index detectors, and ozone generation systems. CiDRA Precision Services’ products consist of microfluidic components serving the life science, health, and industrial markets and thinXXS is a leader in the design, manufacture, and sale of microfluidic components serving the point of care, veterinary, and life science markets. CVI Melles Griot is a global leader in the design and manufacture of precision photonic solutions used in the life science, research, semiconductor, security, and defense markets. CVI Melles Griot’s innovative products are focused on the generation, control, and productive use of light for a variety of key science and industrial applications. Products consist of specialty lasers and light sources, electro-optical components, specialty shutters, opto-mechanical assemblies, and components. In addition, CVI Melles Griot produces critical components for life science research, electronics manufacturing, military, and other industrial applications including lenses, mirrors, filters, and polarizers. These components are utilized in a number of important applications such as spectroscopy, cytometry (cell counting), guidance systems for target designation, remote sensing, menology, and optical lithography. Semrock is a provider of optical filters for biotech and analytical instrumentation in the life science market. Semrock’s optical filters are produced using state-of-the-art manufacturing processes which enable it to offer its customers significant improvements in instrument performance and reliability. AT Films specializes in optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications, and electronics manufacturing. AT Films’ core competence is the design and manufacture of filters, splitters, reflectors, and mirrors with the precise physical properties required to support their customers’ most challenging and cutting-edge optical applications. The Precision Photonics portion of its business specializes in optical components and coatings for applications in the fields of scientific research, aerospace, telecommunications, and electronics manufacturing. Scientific Fluidics & Optics has facilities in Bristol, Connecticut (Eastern Plastics products); Rohnert Park, California (Rheodyne products); Middleboro, Massachusetts (Sapphire Engineering products); Oak Harbor, Washington (Upchurch Scientific products); Kawaguchi, Japan (ERC products); Wallingford, Connecticut (CiDRA Precision Services products); Zweibrücken, Germany (thinXXS products); Albuquerque, New Mexico, Carlsbad, California, Rochester, New York, Leicester, England, and Didam, The Netherlands (CVI Melles Griot products); Rochester, New York (Semrock products); and Boulder, Colorado (AT Films products). Approximately 50% of Scientific Fluidics & Optics’ 2017 sales were to customers outside the U.S.
Sealing Solutions.    Sealing Solutions consists of the Company’s Precision Polymer Engineering, FTL Seals Technology, Novotema, and SFC Koenig businesses. Precision Polymer Engineering is a provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries and applications, including hazardous duty, analytical instrumentation, semiconductor, process technologies, oil & gas, pharmaceutical, electronics, and food applications. Precision Polymer Engineering is headquartered in Blackburn, England with an additional manufacturing facility in Brenham, Texas. FTL Seals Technology, located in Leeds, England, specializes in the design and application of high integrity rotary seals, specialty bearings, and other custom products for the mining, power generation, and marine markets. Novotema, located in Villongo, Italy, is a leader in the design, manufacture, and sale of specialty sealing solutions for use in the building products, gas control, transportation, industrial, and water markets. SFC Koenig is a producer of highly engineered expanders and check valves for critical applications across the transportation, hydraulic, aviation, and medical markets. SFC Koenig is based in Dietikon, Switzerland, with additional facilities in North Haven, Connecticut, Illerrieden, Germany, and Suzhou, China. Approximately 75% of Sealing Solutions’ 2017 sales were to customers outside the U.S.
Gast.    The Gast business is a leading manufacturer of air-moving products, including air motors, low-range and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure. Gast products primarily serve the medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts, and industrial manufacturing markets. Based in Benton Harbor, Michigan, Gast also has a logistics and commercial center in Redditch, England. Approximately 27% of Gast’s 2017 sales were to customers outside the U.S.
Micropump.    Micropump, headquartered in Vancouver, Washington, is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump products are used in low-flow abrasive and corrosive applications. Micropump products primarily serve the continuous ink-jet printing, medical equipment, chemical processing, pharmaceutical, refining, laboratory, electronics, textiles, peristaltic metering pumps, analytical process controllers, and sample preparation systems markets. Approximately 74% of Micropump’s 2017 sales were to customers outside the U.S.
Material Processing Technologies.    Material Processing Technologies consists of the Company’s Quadro, Fitzpatrick, Microfluidics, and Matcon businesses. Quadro is a leading provider of particle control solutions for the pharmaceutical and bio-pharmaceutical markets. Based in Waterloo, Canada, Quadro’s core capabilities include fine milling, emulsification, and special handling of liquid and solid particulates for laboratory, pilot phase, and production scale processing. Fitzpatrick is a global leader in the design and manufacture of process technologies for the pharmaceutical, food, and personal care markets. Fitzpatrick designs and manufactures customized size reduction, roll compaction and drying systems to support their customers’ product development and manufacturing processes. Fitzpatrick is headquartered in Waterloo, Canada. Microfluidics is a global leader in the design and manufacture of laboratory and commercial equipment used in the production of micro and nano scale materials for the pharmaceutical and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer family of high shear fluid processors for uniform particle size reduction, robust cell disruption and nanoparticle creation. Microfluidics is also based in Waterloo, Canada and has offices in Newton, Massachusetts. Matcon is a global leader in material processing solutions for high value powders used in the manufacture of pharmaceuticals, food, plastics, and fine chemicals. Matcon’s innovative products consist of the original cone valve powder discharge system and filling, mixing, and packaging systems, all of which support its customers’ automation and process requirements. These products are critical to its customers’ need to maintain clean, reliable, and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing. Matcon is located in Evesham, England. Approximately 65% of Material Processing Technologies’ 2017 sales were to customers outside the U.S.

FIRE & SAFETY/DIVERSIFIED PRODUCTS SEGMENT
The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, apparatus valves, monitors, nozzles, rescue tools, lifting bags, and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering, and mixing colorants and paints used in a variety of retail and commercial businesses around the world.

The Fire & Safety/Diversified Products segment accounted for 26%, 25% and 21% of IDEX’s sales in 2017, 2016 and 2015, respectively, with approximately 52% of its 2017 sales to customers outside the U.S. The segment accounted for 26%, 25% and 24% of IDEX’s operating income in 2017, 2016 and 2015, respectively.
Fire & Safety.    Fire & Safety consists of the Company’s Class 1, Hale, Godiva, Akron Brass, AWG Fittings, Dinglee, Hurst Jaws of Life, Lukas, and Vetter businesses, which produce truck-mounted and portable fire pumps, stainless steel valves, monitors, apparatus valves, nozzles, foam and compressed air foam systems, pump modules and pump kits, electronic controls and information systems, conventional and networked electrical systems, mechanical components for the fire, rescue and specialty vehicle markets, hydraulic, battery, gas and electric-operated rescue equipment, hydraulic re-railing equipment, hydraulic tools for industrial applications, recycling cutters, pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection and disaster control, and shoring equipment for vehicular or structural collapse. Fire & Safety’s customers are OEMs as well as public and private fire and rescue organizations. Fire & Safety maintains facilities in Ocala, Florida (Class 1 and Hale products); Warwick, England (Godiva products); Wooster and Columbus, Ohio (Akron Brass and Weldon products); Ballendorf, Germany (AWG Fittings products); Shelby, North Carolina (Hurst Jaws of Life products); Tianjin, China (Dinglee products); Erlangen, Germany (Lukas products); and Zulpich, Germany (Vetter products). Approximately 50% of Fire & Safety’s 2017 sales were to customers outside the U.S.
Band-It.    Band-It is a leading producer of high-quality stainless steel banding, buckles, and clamping systems. The BAND-IT brand is highly recognized worldwide. Band-It products are used for securing exhaust system heat and sound shields, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling, and in numerous other industrial and commercial applications. Band-It products primarily serve the automotive, transportation equipment, oil & gas, general industrial maintenance, electronics, electrical, communications, aerospace, utility, municipal, and subsea marine markets. Band-It is based in Denver, Colorado, with additional operations in Staveley, England. Approximately 43% of Band-It’s 2017 sales were to customers outside the U.S.

Dispensing.    Dispensing produces precision equipment for dispensing, metering, and mixing colorants and paints used in a variety of retail and commercial businesses around the world. Dispensing is a global supplier of precision-designed tinting, mixing, dispensing, and measuring equipment for auto refinishing and architectural paints. Dispensing products are used in retail and commercial stores, hardware stores, home centers, department stores, automotive body shops as well as point-of-purchase dispensers. Dispensing maintains facilities in Sassenheim, The Netherlands, Wheeling, Illinois, Unanderra, Australia, and Milan, Italy, as well as IDEX shared manufacturing facilities in India and China. Approximately 67% of Dispensing’s 2017 sales were to customers outside the U.S.
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
Principal competitors of the Fluid & Metering Technologies segment are the Pumps Group (Maag, Blackmer and Wilden products) of Dover Corporation (with respect to pumps and small horsepower compressors used in liquified petroleum gas distribution facilities, rotary gear pumps, and air-operated double-diaphragm pumps); Milton Roy LLC (with respect to metering pumps and controls); and Tuthill Corporation (with respect to rotary gear pumps).
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
Customers
The principal customers for our products are discussed immediately above by product category in each segment. None of our customers in 2017 accounted for more than two percent of net sales.
Employees
At December 31, 2017, the Company had 7,167 employees. Approximately 8% of employees were represented by labor unions, with various contracts expiring through November 2020. Management believes that the Company has a positive relationship with its employees. The Company historically has been able to renegotiate its collective bargaining agreements satisfactorily, with its last work stoppage occurring in March 1993.
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
Segment Information
For segment financial information for the years 2017, 2016 and 2015, including financial information about foreign and domestic sales and operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”
Executive Officers of the Registrant
Set forth below are the names of the executive officers of the Company, their ages, years of service, the positions held by them, and their business experience during the past five years.

Name	Age	Years of Service	Position
Andrew K. Silvernail	47	9	Chairman of the Board and Chief Executive Officer
William K. Grogan	39	6	Senior Vice President and Chief Financial Officer
Eric D. Ashleman	50	9	Senior Vice President and Chief Operating Officer
Denise R. Cade	55	2	Senior Vice President, General Counsel and Corporate Secretary
Daniel J. Salliotte	51	13	Senior Vice President-Corporate Strategy, Mergers & Acquisitions and Treasury
Michael J. Yates	52	12	Vice President and Chief Accounting Officer
Jeffrey D. Bucklew	47	6	Senior Vice President-Chief Human Resources Officer
James MacLennan	54	6	Senior Vice President-Chief Information Officer
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
Changes in U.S. or International Economic Conditions Could Adversely Affect the Sales and Profitability of Our Businesses.
In 2017, 51% of the Company’s sales were derived from domestic operations while 49% were derived from international operations. The Company’s largest end markets include life sciences and medical technologies, fire and rescue, oil & gas, paint and coatings, chemical processing, agriculture, water & wastewater treatment and optical filters and components. A slowdown in the U.S. or global economy and, in particular, any of these specific end markets could reduce the Company’s sales and profitability.
Change to Political and Economic Conditions in the U.S. and Foreign Countries in Which We Operate Could Adversely Affect Our Business.
In 2017, approximately 49% of our total sales were to customers outside the U.S. We expect our international operations and export sales to continue to be significant for the foreseeable future. Our sales from international operations and our sales from export are both subject in varying degrees to risks inherent in doing business outside the U.S. These risks include the following:

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
An Unfavorable Outcome of Any of Our Pending Contingencies or Litigation Could Adversely Affect Us.
We are currently involved in pending and threatened legal and regulatory proceedings, including asbestos-related litigation and various legal, regulatory and other proceedings arising in the ordinary course of business. These proceedings may pertain to matters such as product liability or contract disputes, and may also involve governmental inquiries, inspections, audits or investigations relating to issues such as tax matters, intellectual property, environmental, health and safety issues, governmental regulations, employment and other matters. Where it is reasonably possible to do so, we accrue estimates of the probable costs for the resolution of these matters. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results and the availability of insurance coverage, assuming a combination of litigation and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be materially affected by changes in our assumptions, the continued availability of insurance coverage or the effectiveness of our strategies related to these proceedings. For additional detail related to this risk, see Item 3, “Legal Proceedings.”
Our Intangible Assets, Including Goodwill, are a Significant Portion of Our Total Assets and a Write-off of Our Intangible Assets or Goodwill Would Adversely Impact Our Operating Results and Significantly Reduce Our Net Worth.
Our total assets reflect substantial intangible assets, primarily goodwill and identifiable intangible assets. At December 31, 2017, goodwill and intangible assets totaled $1,704.2 million and $414.7 million, respectively. These assets result from our acquisitions, representing the excess of the purchase price over the fair value of the tangible net assets we have acquired. Annually, or when certain events occur that require a more current valuation, we assess whether there has been an impairment in the value of our goodwill and identifiable intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below forecasted levels, we could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of our goodwill or identifiable intangible assets would adversely impact our results of operations and net worth. See Note 4 in Part II, Item 8, “Financial Statements and Supplementary Data” for further discussion on goodwill and intangible assets.
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
Changes in Applicable Tax Regulations and Resolutions of Tax Disputes Could Negatively Affect Our Financial Results.
The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex. While the Company is able to make reasonable estimates of the impact of the reduction in the corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in the Company’s interpretations and assumptions, additional guidance that may be issued by either the Internal Revenue Service or the U.S. Department of Treasury, and actions the Company may take.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.        Properties.
The Company’s principal plants and offices have an aggregate floor space area of approximately 4.4 million square feet, of which 2.8 million square feet (63%) is located in the U.S. and approximately 1.6 million square feet (37%) is located outside the U.S., primarily in Germany (9%), U.K. (7%), Italy (7%), India (3%), China (2%), Canada (2%), Switzerland (2%) and The

Netherlands (2%). Management considers these facilities suitable and adequate for the Company’s operations. Management believes the Company can meet demand increases over the near term with its existing facilities, especially given its operational improvement initiatives that usually increase capacity. The Company’s executive office occupies 36,588 square feet of leased space in Lake Forest, Illinois and 16,268 square feet of leased space in Chicago, Illinois.
Approximately 3.0 million square feet (68%) of the principal plant and office floor area is owned by the Company and the balance is held under lease. Approximately 1.7 million square feet (39%) of the principal plant and office floor area is held by business units in the Fluid & Metering Technologies segment; 1.3 million square feet (30%) is held by business units in the Health & Science Technologies segment; and 1.2 million square feet (26%) is held by business units in the Fire & Safety/Diversified Products segment. The remaining 0.2 million square feet (5%) include the executive office as well as shared services locations.

Item 3.        Legal Proceedings.

The Company and its subsidiaries are party to legal proceedings as described in Note 8 in Part II, Item 8, “Commitments and Contingencies,” and such disclosure is incorporated by reference into this Item 3, “Legal Proceedings.” In addition, the Company and six of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third party suppliers, and were not manufactured by the Company or any of the defendant subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance, subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover these settlements and legal costs, or how insurers may respond to claims that are tendered to them. Claims have been filed in jurisdictions throughout the United States and the United Kingdom. Most of the claims resolved to date have been dismissed without payment. The balance of the claims have been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 4.        Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock trades on the New York Stock Exchange. As of February 14, 2018, there were approximately 4,715 stockholders of record of our common stock and there were 76,535,263 shares outstanding.
The high and low sales prices of the common stock per share and the dividends paid per share during the last two years are as follows:

	2017			2016
	High	Low	Dividends	High	Low	Dividends
First Quarter	$96.24	$88.29	$0.34	$84.05	$67.20	$0.32
Second Quarter	114.94	91.60	0.37	87.18	77.93	0.34
Third Quarter	124.54	110.25	0.37	95.33	79.91	0.34
Fourth Quarter	135.70	120.93	0.37	95.76	82.05	0.34
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
The Company’s purchases of common stock during the quarter ended December 31, 2017 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2017 to October 31, 2017	44,000	$123.79	44,000	$550,936,062
November 1, 2017 to November 30, 2017	—	—	—	550,936,062
December 1, 2017 to December 31, 2017	—	—	—	550,936,062
Total	44,000	$—	44,000	$550,936,062

(1)
On December 1, 2015, the Company’s Board of Directors approved an increase of $300.0 million in the authorized level of repurchases of common stock. This followed the prior Board of Directors approved repurchase authorization of $400.0 million that was announced by the Company on November 6, 2014. These authorizations have no expiration date.

Performance Graph. The following table compares total stockholder returns over the last five years to the Standard & Poor’s (the “S&P”) 500 Index, the S&P Midcap Industrials Sector Index and the Russell 2000 Index assuming the value of the investment in our common stock and each index was $100 on December 31, 2012. Total return values for our common stock, the S&P 500 Index, S&P Midcap Industrials Sector Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance.

	12/12	12/13	12/14	12/15	12/16	12/17
IDEX Corporation	$100.00	$158.71	$167.29	$164.65	$193.55	$283.62
S&P 500 Index	$100.00	$129.60	$144.36	$143.31	$156.98	$187.47
S&P Midcap 400 Industrials Sector Index	$100.00	$142.45	$142.88	$136.77	$173.79	$212.37
Russell 2000 Index	$100.00	$137.00	$141.84	$133.74	$159.78	$180.79

Item 6.    Selected Financial Data.(1)

(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
RESULTS OF OPERATIONS
Net sales	$2,287,312	$2,113,043	$2,020,668	$2,147,767	$2,024,130
Gross profit	1,026,678	930,767	904,315	949,315	873,364
Selling, general and administrative expenses	524,940	492,398	474,156	500,719	468,806
Loss (gain) on sale of businesses - net	(9,273)	22,298	(18,070)	—	—
Restructuring expenses	8,455	3,674	11,239	13,672	—
Operating income	502,556	412,397	436,990	434,924	404,558
Other (income) expense - net	2,394	(1,731)	3,009	589	9,223
Interest expense	44,889	45,616	41,636	41,895	42,206
Provision for income taxes	118,016	97,403	109,538	113,054	97,914
Net income	337,257	271,109	282,807	279,386	255,215
Earnings per share: (2)
— basic	$4.41	$3.57	$3.65	$3.48	$3.11
— diluted	$4.36	$3.53	$3.62	$3.45	$3.09
Weighted average shares outstanding:
— basic	76,232	75,803	77,126	79,715	81,517
— diluted	77,333	76,758	77,972	80,728	82,489
Year-end shares outstanding	76,694	76,441	76,535	78,766	81,196
Cash dividends per share	$1.48	$1.36	$1.28	$1.12	$0.89
FINANCIAL POSITION
Current assets	$1,004,043	$822,721	$862,684	$1,075,791	$990,953
Current liabilities	360,975	309,158	309,597	411,968	304,609
Current ratio	2.8	2.7	2.8	2.6	3.3
Operating working capital (3)	406,823	396,739	370,213	366,209	350,881
Total assets (4)	$3,399,628	$3,154,944	$2,805,443	$2,903,463	$2,881,118
Total borrowings (4)	859,046	1,015,281	840,794	859,345	767,417
Shareholders’ equity	1,886,542	1,543,894	1,443,291	1,486,451	1,572,989
PERFORMANCE MEASURES AND OTHER DATA
Percent of net sales:
Gross profit	44.9%	44.0%	44.8%	44.2%	43.1%
Selling, general and administrative expenses	23.0%	23.3%	23.5%	23.3%	23.2%
Operating income	22.0%	19.5%	21.6%	20.3%	20.0%
Income before income taxes	19.9%	17.4%	19.4%	18.3%	17.4%
Net income	14.7%	12.8%	14.0%	13.0%	12.6%
Capital expenditures	$43,858	$38,242	$43,776	$47,997	$31,536
Depreciation and amortization	84,216	86,892	78,120	76,907	79,334
Return on average assets (5)	10.3%	9.1%	9.9%	9.7%	9.0%
Borrowings as a percent of capitalization (5)	31.3%	39.7%	36.8%	36.6%	32.8%
Return on average shareholders’ equity (5)	19.7%	18.2%	19.3%	18.3%	16.8%
Employees at year end	7,167	7,158	6,801	6,712	6,787
NON-GAAP MEASURES (6)
EBITDA	$584,378	$501,020	$512,101	$511,242	$474,669
EBITDA margin	25.5%	23.7%	25.3%	23.8%	23.5%
Adjusted EBITDA	$583,560	$530,546	$505,270	$524,914	$474,669
Adjusted EBITDA margin	25.5%	25.1%	25.0%	24.4%	23.5%
Adjusted operating income	$501,738	$438,369	$430,159	$448,596	$404,558
Adjusted operating margin	21.9%	20.7%	21.3%	20.9%	20.0%
Adjusted net income	$333,667	$288,373	$277,229	$288,823	$255,215
Adjusted earnings per share	$4.31	$3.75	$3.55	$3.57	$3.09

(1)	For additional detail, see Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)	Calculated by applying the two-class method of allocating earnings to common stock and participating securities as required by Accounting Standards Codification (“ASC”) 260, Earnings Per Share.

(3)	Operating working capital is defined as inventory plus accounts receivable minus accounts payable.

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

1. Reconciliations of Consolidated EBITDA

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Net income	$337,257	$271,109	$282,807	$279,386	$255,215
+ Provision for income taxes	118,016	97,403	109,538	113,054	97,914
+ Interest expense	44,889	45,616	41,636	41,895	42,206
+ Depreciation and amortization	84,216	86,892	78,120	76,907	79,334
EBITDA	584,378	501,020	512,101	511,242	474,669
+ Restructuring expenses	8,455	3,674	11,239	13,672	—
+ Loss (gain) on sale of businesses - net	(9,273)	22,298	(18,070)	—	—
+ Pension settlement	—	3,554	—	—	—
Adjusted EBITDA	$583,560	$530,546	$505,270	$524,914	$474,669

Net sales	$2,287,312	$2,113,043	$2,020,668	$2,147,767	$2,024,130
EBITDA margin	25.5%	23.7%	25.3%	23.8%	23.5%
Adjusted EBITDA margin	25.5%	25.1%	25.0%	24.4%	23.5%

2. Reconciliations of Segment EBITDA

	For the Years Ended December 31,
	2017			2016			2015
	FMT	HST	FSDP	FMT	HST	FSDP	FMT	HST	FSDP
	(In thousands)
EBITDA	$263,610	$225,649	$159,610	$242,892	$200,980	$135,400	$233,008	$200,953	$123,249
+ Restructuring expenses	3,374	4,696	255	932	1,117	1,425	7,090	3,408	576
+ Pension settlement	—	—	—	2,032	—	540	—	—	—
Adjusted EBITDA	$266,984	$230,345	$159,865	$245,856	$202,097	$137,365	$240,098	$204,361	$123,825

Net sales	$880,957	$820,131	$587,533	$849,101	$744,809	$520,009	$860,792	$738,996	$423,915
EBITDA margin	29.9%	27.5%	27.2%	28.6%	27.0%	26.0%	27.1%	27.2%	29.1%
Adjusted EBITDA margin	30.3%	28.1%	27.2%	29.0%	27.1%	26.4%	27.9%	27.7%	29.2%

3. Reconciliations of Consolidated Reported-to-Adjusted Operating Income and Margin

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Operating income	$502,556	$412,397	$436,990	$434,924	$404,558
+ Restructuring expenses	8,455	3,674	11,239	13,672	—
+ Loss (gain) on sale of businesses - net	(9,273)	22,298	(18,070)	—	—
Adjusted operating income	$501,738	$438,369	$430,159	$448,596	$404,558

Net sales	$2,287,312	$2,113,043	$2,020,668	$2,147,767	$2,024,130

Operating margin	22.0%	19.5%	21.6%	20.3%	20.0%
Adjusted operating margin	21.9%	20.7%	21.3%	20.9%	20.0%

4. Reconciliations of Segment Reported-to-Adjusted Operating Income and Margin

	For the Years Ended December 31,
	2017			2016			2015
	FMT	HST	FSDP	FMT	HST	FSDP	FMT	HST	FSDP
	(In thousands)
Operating income	$241,030	$179,567	$147,028	$217,500	$153,691	$123,605	$206,419	$158,364	$117,346
+ Restructuring expenses	3,374	4,696	255	932	1,117	1,425	7,090	3,408	576
Adjusted operating income	$244,404	$184,263	$147,283	$218,432	$154,808	$125,030	$213,509	$161,772	$117,922

Net sales	$880,957	$820,131	$587,533	$849,101	$744,809	$520,009	$860,792	$738,996	$423,915

Operating margin	27.4%	21.9%	25.0%	25.6%	20.6%	23.8%	24.0%	21.4%	27.7%
Adjusted operating margin	27.7%	22.5%	25.1%	25.7%	20.8%	24.0%	24.8%	21.9%	27.8%

5. Reconciliations of Reported-to-Adjusted Net Income and EPS

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Net income	$337,257	$271,109	$282,807	$279,386	$255,215
+ Restructuring expenses	8,455	3,674	11,239	13,672	—
+ Tax impact on restructuring expenses	(2,772)	(1,299)	(3,586)	(4,235)	—
+ Loss (gain) on sale of businesses	(9,273)	22,298	(18,070)	—	—
+ Tax impact on loss (gain) on sale of businesses	—	(9,706)	4,839	—	—
+ Pension settlement	—	3,554	—	—	—
+ Tax impact on pension settlement	—	(1,257)	—	—	—
Adjusted net income	$333,667	$288,373	$277,229	$288,823	$255,215

EPS	$4.36	$3.53	$3.62	$3.45	$3.09
+ Restructuring expenses	0.11	0.05	0.14	0.17	—
+ Tax impact on restructuring expenses	(0.04)	(0.02)	(0.04)	(0.05)	—
+ Loss (gain) on sale of businesses	(0.12)	0.29	(0.23)	—	—
+ Tax impact on loss (gain) on sale of businesses	—	(0.13)	0.06	—	—
+ Pension settlement	—	0.05	—	—	—
+ Tax impact on pension settlement	—	(0.02)	—	—	—
Adjusted EPS	$4.31	$3.75	$3.55	$3.57	$3.09

Diluted weighted average shares	77,333	76,758	77,972	80,728	82,489

6. Reconciliations of EBITDA to Net Income (dollars in thousands)

	For the Year Ended December 31, 2017
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$241,030	$179,567	$147,028	$(65,069)	$502,556
- Other (income) expense - net	1,007	(795)	1,959	223	2,394
+ Depreciation and amortization	23,587	45,287	14,541	801	84,216
EBITDA	263,610	225,649	159,610	(64,491)	584,378
- Interest expense					44,889
- Provision for income taxes					118,016
- Depreciation and amortization					84,216
Net income					$337,257

Net sales (eliminations)	$880,957	$820,131	$587,533	$(1,309)	$2,287,312

Operating margin	27.4%	21.9%	25.0%	n/m	22.0%
EBITDA margin	29.9%	27.5%	27.2%	n/m	25.5%

	For the Year Ended December 31, 2016
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$217,500	$153,691	$123,605	$(82,399)	$412,397
- Other (income) expense - net	3,066	(1,991)	161	(2,967)	(1,731)
+ Depreciation and amortization	28,458	45,298	11,956	1,180	86,892
EBITDA	242,892	200,980	135,400	(78,252)	501,020
- Interest expense					45,616
- Provision for income taxes					97,403
- Depreciation and amortization					86,892
Net income					$271,109

Net sales (eliminations)	$849,101	$744,809	$520,009	$(876)	$2,113,043

Operating margin	25.6%	20.6%	23.8%	n/m	19.5%
EBITDA margin	28.6%	27.0%	26.0%	n/m	23.7%

	For the Year Ended December 31, 2015
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$206,419	$158,364	$117,346	$(45,139)	$436,990
- Other (income) expense - net	1,073	238	148	1,550	3,009
+ Depreciation and amortization	27,662	42,827	6,051	1,580	78,120
EBITDA	233,008	200,953	123,249	(45,109)	512,101
- Interest expense					41,636
- Provision for income taxes					109,538
- Depreciation and amortization					78,120
Net income					$282,807

Net sales (eliminations)	$860,792	$738,996	$423,915	$(3,035)	$2,020,668

Operating margin	24.0%	21.4%	27.7%	n/m	21.6%
EBITDA margin	27.1%	27.2%	29.1%	n/m	25.3%

7. Reconciliation of the Change in Net Sales to Net Organic Sales

	For the Year Ended December 31,
	2017				2016				2015
	FMT	HST	FSDP	IDEX	FMT	HST	FSDP	IDEX	FMT	HST	FSDP	IDEX
Change in net sales	4%	10%	13%	8%	(1)%	1%	23%	5%	(4)%	(2)%	(16)%	(6)%
- Net impact from acquisitions/divestitures	(2)%	3%	9%	2%	1%	3%	27%	7%	2%	2%	—%	2%
- Impact from FX	—%	(1)%	—%	—%	(1)%	(1)%	(1)%	(1)%	(4)%	(3)%	(6)%	(4)%
Change in organic net sales	6%	8%	4%	6%	(1)%	(1)%	(3)%	(1)%	(2)%	(1)%	(10)%	(4)%

Refer to Management’s Discussion and Analysis for definition and further discussion on organic sales.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2017 Overview and Outlook
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
The Fluid & Metering Technologies segment designs, produces, and distributes positive displacement pumps, flow meters, valves, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water & wastewater, agriculture, and energy industries. The Fluid & Metering Technologies segment contains the Energy platform (comprised of Corken, Liquid Controls, SAMPI, and Toptech), the Valves platform (comprised of Alfa Valvole, Richter, and Aegis), the Water platform (comprised of Pulsafeeder, OBL, Knight, ADS, Trebor, and iPEK), the Pumps platform (comprised of Viking and Warren Rupp), and the Agriculture platform (comprised of Banjo).
The Health & Science Technologies segment designs, produces, and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical, and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics, and drug discovery, high performance molded and extruded sealing components, biocompatible medical devices and implantables, air compressors used in medical, dental, and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, life sciences, aerospace, telecommunications, and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life science, research, and defense markets, and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Health & Science Technologies segment contains the Scientific Fluidics & Optics platform (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, CiDRA Precision Services, thinXXS, CVI Melles Griot, Semrock, and AT Films), the Sealing Solutions platform (comprised of Precision Polymer Engineering, FTL Seals Technology, Novotema, and SFC Koenig) the Gast platform, the Micropump platform, and the Material Processing Technologies platform (comprised of Quadro, Fitzpatrick, Microfluidics, and Matcon).
The Fire & Safety/Diversified Products segment produces firefighting pumps and controls, valves, monitors, nozzles, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering, and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products segment is comprised of the Fire & Safety platform (comprised of Class 1, Hale, Akron Brass, AWG Fittings, Godiva, Dinglee, Hurst Jaws of Life, Lukas, and Vetter), the Band-It platform, and the Dispensing platform.
Our 2017 financial results were as follows:

•	Sales of $2.3 billion increased 8%, reflecting a 6% increase in organic sales (excluding acquisitions and divestitures) and a 2% increase due to acquisitions/divestitures.

•	Operating income of $502.6 million was up 22% and operating margin of 22.0% was up 250 basis points, respectively, from the prior year.

•	Net income increased 24% to $337.3 million.

•	Diluted EPS of $4.36 increased $0.83, or 24%, compared to 2016.
Our 2017 financial results, adjusted for $8.5 million of restructuring expense and a $9.3 million gain on sale of a business, compared to our 2016 financial results, adjusted for $3.7 million of restructuring expense, a $3.6 million pension settlement charge and a $22.3 million loss on the sale of businesses - net, were as follows (these non-GAAP measures have been reconciled to U.S. GAAP measures in Item 6, “Selected Financial Data”):

•	Adjusted operating income of $501.7 million was up 14% and adjusted operating margin of 21.9% was up 120 basis points, respectively, from the prior year.

•	Adjusted net income increased 16% to $333.7 million.

•	Adjusted EPS of $4.31 was 15% higher than prior year adjusted EPS of $3.75.
Based on continued order strength in the fourth quarter, as well as benefits from our growth initiatives and segmentation efforts, we project approximately 5% organic revenue growth in 2018. Full year 2018 EPS is expected to be in the range of $4.90 to $5.10.

Results of Operations

The following is a discussion and analysis of our results of operations for each of the three years in the period ended December 31, 2017. For purposes of this Item, reference is made to the Consolidated Statements of Operations in Part II, Item 8, “Financial Statements and Supplementary Data.” Segment operating income excludes unallocated corporate operating expenses. Management’s primary measurements of segment performance are sales, operating income, and operating margin.
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
Performance in 2017 Compared with 2016

(In thousands)	2017	2016	Change
Net sales	$2,287,312	$2,113,043	8%
Operating income	502,556	412,397	22%
Operating margin	22.0%	19.5%	250	bps
Sales in 2017 were $2.3 billion, an 8% increase from last year. This increase reflects a 6% increase in organic sales and a 2% increase from acquisitions/divestitures (Acquisitions: thinXXS - December 2017; SFC Koenig - September 2016; AWG Fittings - July 2016 and Akron Brass - March 2016 / Divestitures: Faure Herman - October 2017; CVI Korea - December 2016; IETG - October 2016; CVI Japan - September 2016 and Hydra-Stop - July 2016). Sales to customers outside the U.S. represented approximately 49% of total sales in 2017 compared with 50% in 2016.
In 2017, Fluid & Metering Technologies contributed 38% of sales and 42% of operating income; Health & Science Technologies contributed 36% of sales and 32% of operating income; and Fire & Safety/Diversified Products contributed 26% of sales and 26% of operating income.
Gross profit of $1.0 billion in 2017 increased $95.9 million, or 10%, from 2016, while gross margin increased 90 basis points to 44.9% in 2017 from 44.0% in 2016. The increase in gross profit and margin is primarily a result of increased sales volume and the dilutive impact in the prior year attributable to $14.7 million of fair value inventory step-up charges from 2016 acquisitions.
SG&A expenses increased to $524.9 million in 2017 from $492.4 million in 2016. The $32.5 million increase is mainly attributable to $15.2 million of net incremental impact from acquisitions and divestitures as well as higher variable compensation and stock compensation expense. As a percentage of sales, SG&A expenses were 23.0% for 2017 and 23.3% for 2016.
In 2017, the Company divested its Faure Herman business for a pre-tax gain of $9.3 million. In 2016, the Company divested four businesses during the year (Hydra-Stop - July 2016; CVI Japan - September 2016; IETG - October 2016; and CVI Korea - December 2016) for a pre-tax loss-net of $22.3 million.

In 2017 and 2016, the Company incurred pre-tax restructuring expenses totaling $8.5 million and $3.7 million, respectively, as part of initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions primarily consisting of employee reductions and facility rationalization.
Operating income of $502.6 million in 2017 increased from $412.4 million in 2016, primarily due to a gain on a divestiture in 2017 compared to a net loss on four divestitures in 2016, higher sales volume and the $14.7 million of fair value inventory step- up charges from 2016 acquisitions, partially offset by higher restructuring costs in 2017 and overall higher SG&A costs in 2017 due to higher variable and share-based compensation as well as outside consulting costs. Operating margin of 22.0% in 2017 was up 250 basis points from 19.5% in 2016 primarily due to the gain on the sale of a business in 2017 compared to a net loss on the sale of businesses in 2016, the dilutive impact in the prior year due to $14.7 million of fair value inventory step-up charges from 2016 acquisitions, as well as higher volume and productivity initiatives.
Other (income) expense - net changed by $4.1 million, from income of $1.7 million in 2016 to expense of $2.4 million in 2017 mainly due to a $4.7 million foreign exchange gain on intercompany loans in the prior year that did not repeat in 2017 due to the fact that the Company entered into foreign currency exchange contracts to minimize the earnings impact associated with these intercompany loans.
Interest expense decreased to $44.9 million in 2017 from $45.6 million in 2016. The decrease was primarily due to slightly lower borrowings in 2017 compared with 2016.
The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $118.0 million in 2017 compared to $97.4 million in 2016. The effective tax rate decreased to 25.9% in 2017 compared to 26.4% in 2016 due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), a change in the permanent reinvestment assertion related to certain foreign subsidiaries as well as the incurrence of certain foreign income withholding taxes in the prior year. These amounts were offset by the prior year tax benefits on the divestitures of CVI Korea and CVI Japan, certain return-to-provision adjustments, a partial change in the assertion of permanent reinvestment of certain foreign earnings, as well as the mix of global pre-tax income among jurisdictions.
On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act included significant changes to the existing tax law, including, but not limited to, a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and the creation of a territorial tax system with a one-time repatriation tax on deferred foreign income (“Transition Tax”). We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing and as a result have recorded a net $0.1 million tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. Although the net effect from the Tax Act was a $0.1 million tax benefit, there were several offsetting adjustments, including: a $40.6 million provisional tax benefit related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future; $30.3 million of provisional tax expense related to the one-time Transition Tax on the mandatory deemed repatriation of foreign earnings based on cumulative foreign earnings of $779.0 million; and an additional $10.2 million of tax expense primarily related to the removal of the permanent reinvestment representation with respect to certain of its subsidiaries in Canada, Italy, and Germany.
The Tax Act also establishes new provisions that will affect the Company’s 2018 results, including but not limited to, a reduction in the U.S. corporate tax rate on domestic operations from 35 percent to 21 percent; a tax on certain income from foreign operations (Global Intangible Low-Tax Income, or “GILTI”); a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; the repeal of the domestic manufacturing deduction; and limitations on the deductibility of certain employee compensation.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in the Company’s interpretations and assumptions, additional guidance that may be issued by either the Internal Revenue Service or the U.S. Department of Treasury, and actions the Company may take. SAB 118 provides up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and the Company anticipates finalizing its accounting during 2018. The Company has determined the following items are provisional amounts and reasonable estimates as of December 31, 2017: $40.6 million of deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities, $30.3 million of current tax expense recorded in connection with the Transition Tax on the mandatory deemed repatriation of foreign earnings and $9.2 million of deferred tax expense recorded in connection with the removal of the permanent reinvestment representation with respect to certain of its subsidiaries in Canada, Italy and Germany.
Net income for the year of $337.3 million increased from $271.1 million in 2016. Diluted earnings per share in 2017 of $4.36 increased $0.83 from $3.53 in 2016.
Fluid & Metering Technologies Segment

(In thousands)	2017	2016	Change
Net sales	$880,957	$849,101	4%
Operating income	241,030	217,500	11%
Operating margin	27.4%	25.6%	180	bps
Sales of $881.0 million increased $31.9 million, or 4%, in 2017 compared with 2016. This increase reflected a 6% increase in organic sales and a 2% decline from divestitures (Faure Herman - October 2017; IETG - October 2016; and Hydra-Stop - July 2016). In 2017, sales were up 7% domestically and down 1% internationally. Sales to customers outside the U.S. were approximately 42% of total segment sales in 2017 compared with 44% in 2016.
Sales within our Energy platform decreased compared to 2016 primarily due to the impact of the 2017 divestiture as well as a large, non-recurring project in 2016 and weakness in the midstream oil and gas markets, partially offset by continued strength within the aviation market, increased market share in LPG mobile and increasing truck builds. Sales within our Pumps platform increased compared to 2016 due to strength in the upstream oil market and the improving economy as well as a strong U.S. distribution channel. Sales within the Water platform decreased slightly compared to 2016 primarily due to the Hydra-Stop and IETG divestitures, partially offset by increased municipal spending and share gain from new product development. Sales within our Agriculture platform increased year over year due to increased demand across both OEM and distribution channels as well as pre-season order strength in the fourth quarter of 2017. Sales within the Valves platform increased over 2016 as a result of strong global industrial markets as well as an uptick in chemical markets.
Operating income and operating margin of $241.0 million and 27.4%, respectively, were higher than the $217.5 million and 25.6%, respectively, recorded in 2016, primarily due to productivity initiatives and higher volume.
Health & Science Technologies Segment

(In thousands)	2017	2016	Change
Net sales	$820,131	$744,809	10%
Operating income	179,567	153,691	17%
Operating margin	21.9%	20.6%	130	bps
Sales of $820.1 million increased $75.3 million, or 10%, in 2017 compared with 2016. This increase reflected an 8% increase in organic sales, a 3% increase from acquisitions / divestitures (Acquisitions: thinXXS - December 2017 and SFC Koenig - September 2016 / Divestitures: CVI Korea - December 2016 and CVI Japan - September 2016) and 1% of unfavorable foreign currency translation. In 2017, sales increased 10% both domestically and internationally. Sales to customers outside the U.S. were approximately 55% of total segment sales in both 2017 and 2016.
Sales within our Scientific Fluidics & Optics platform increased compared to 2016 due to strong demand in all primary end markets, including analytical instrumentation, in-vitro diagnostics and biotechnology, DNA sequencing and semiconductor, partially offset by the impact of the CVI Japan and CVI Korea divestitures in 2016. Sales within our Material Processing Technologies platform were relatively flat compared to the prior year primarily due to the impact of strategic changes in product focus which resulted in discontinued products, offset by global strength in the food and pharma end markets and a strong project funnel. Sales within our Sealing Solutions platform increased significantly compared to 2016 due to the full year impact of the SFC Koenig acquisition in 2016 as well as strength in the semiconductor market and an uptick in the oil and gas, mining and automotive markets. Sales in our Gast platform remained relatively flat year over year primarily due to the impact of OEM headwinds during the first half of 2017 offset by increasing demand in industrial and dental markets. Sales within our Micropump platform increased year over year due to solid demand in the North American industrial markets.

Operating income and operating margin of $179.6 million and 21.9%, respectively, in 2017 were up from $153.7 million and 20.6%, respectively, in 2016, primarily due to higher volume and the dilutive impact of the inventory step-up charge related to the SFC Koenig acquisition in the prior year, partially offset by higher restructuring expenses in 2017, costs associated with site consolidations within the Material Processing Technologies and the Scientific Fluidics & Optics platforms as well as additional engineering investments and operational challenges as a result of the strong growth within the segment.
Fire & Safety/Diversified Products Segment

(In thousands)	2017	2016	Change
Net sales	$587,533	$520,009	13%
Operating income	147,028	123,605	19%
Operating margin	25.0%	23.8%	120	bps
Sales of $587.5 million increased $67.5 million, or 13%, in 2017 compared with 2016. This increase reflected a 4% increase in organic sales and a 9% increase due to acquisitions (AWG Fittings - July 2016 and Akron Brass - March 2016). In 2017, sales increased 9% domestically and 17% internationally. Sales to customers outside the U.S. were approximately 52% of total segment sales in 2017 compared with 51% in 2016.
Sales within our Dispensing platform decreased slightly compared to 2016 due to declining markets in Latin America and U.S. retail, partially offset by growing strength in Europe and Asia. Sales increased in our Band-It platform compared to the prior year as a result of rebounding energy markets as well as strength across the transportation and industrial markets and increasing demand in Asia and Latin America. Sales within our Fire & Safety platform increased significantly compared to 2016 primarily due to the full year impact of the prior year acquisitions as well as strength in municipal and North American OEM markets.
Operating income of $147.0 million and operating margin of 25.0% were higher than the $123.6 million and 23.8%, respectively, in 2016, primarily due to higher volume and productivity, as well as the full year impact of the Akron Brass and AWG Fittings acquisitions on 2017 financial results and the inclusion of $7.5 million of fair value inventory step-up charges related to the acquisitions in the prior year period.
Performance in 2016 Compared with 2015

(In thousands)	2016	2015	Change
Net sales	$2,113,043	$2,020,668	5%
Operating income	412,397	436,990	(6)%
Operating margin	19.5%	21.6%	(210)	bps
Sales in 2016 were $2.1 billion, a 5% increase from 2015. This increase reflects a 1% decrease in organic sales, a 1% decrease from foreign currency translation and a 7% increase from acquisitions/divestitures (Acquisitions: SFC Koenig - September 2016; AWG Fittings - July 2016; Akron Brass - March 2016; CiDRA Precision Services - July 2015; Alfa Valvole - June 2015 and Novotema - June 2015. Divestitures: CVI Korea - December 2016; IETG - October 2016; CVI Japan - September 2016; Hydra-Stop - July 2016 and Ismatec - July 2015). Sales to customers outside the U.S. represented approximately 50% of total sales in both 2016 and 2015.
In 2016, Fluid & Metering Technologies contributed 40% of sales and 44% of operating income; Health & Science Technologies contributed 35% of sales and 31% of operating income; and Fire & Safety/Diversified Products contributed 25% of sales and 25% of operating income.
Gross profit of $930.8 million in 2016 increased $26.5 million, or 3%, from 2015, while gross margin decreased 80 basis points to 44.0% in 2016 from 44.8% in 2015. The increase in gross profit is primarily a result of increased sales volume as a result of acquisitions, while the margin decrease is mainly attributable to $14.7 million of fair value inventory step-up charges from 2016 acquisitions compared to $3.4 million from 2015 acquisitions.
SG&A expenses increased to $492.4 million in 2016 from $474.2 million in 2015. The $18.2 million increase is mainly attributable to $41.4 million of incremental costs from new acquisitions, partially offset by current year divestitures and cost savings from prior year restructuring actions. As a percentage of sales, SG&A expenses were 23.3% for 2016 and 23.5% for 2015.

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
Operating income of $412.4 million in 2016 decreased from $437.0 million in 2015, primarily as a result of the impact of the four divestitures in 2016 and the associated loss compared to the one divestiture in 2015 and the associated gain as well as the incremental fair value inventory step-up charges related to the 2016 acquisitions, partially offset by the reversal of $4.7 million of contingent consideration related to a 2015 acquisition and lower restructuring costs recorded in 2016 compared to 2015. Operating margin of 19.5% in 2016 was down 210 basis points from 21.6% in 2015 primarily due to the loss on the sale of businesses in 2016 compared to a gain on the sale of a business in 2015, partially offset by productivity improvements and lower restructuring costs year over year.
Other (income) expense - net changed by $4.7 million from expense of $3.0 million in 2015 to income of $1.7 million in 2016 mainly due to $4.7 million of foreign currency transaction gains on intercompany loans that were established in conjunction with the SFC Koenig acquisition.
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
Fluid & Metering Technologies Segment

(In thousands)	2016	2015	Change
Net sales	$849,101	$860,792	(1)%
Operating income	217,500	206,419	5%
Operating margin	25.6%	24.0%	160	bps
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

Operating income and operating margin of $217.5 million and 25.6%, respectively, were higher than the $206.4 million and 24.0%, respectively, recorded in 2015, primarily due to the full year impact of the Alfa Valvole acquisition as well as productivity initiatives, partially offset by lower volume.
Health & Science Technologies Segment

(In thousands)	2016	2015	Change
Net sales	$744,809	$738,996	1%
Operating income (loss)	153,691	158,364	(3)%
Operating margin	20.6%	21.4%	(80)	bps
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
Sales within our Scientific Fluidics & Optics platform were down year over year due to slowed demand in the industrial and laser optics end markets as well as the impact of the CVI Japan and CVI Korea divestitures in 2016 and the Ismatec divestiture in 2015 partially offset by strong demand in the core biotech and in-vitro diagnostic markets coupled with the full year impact of the CiDRA Precision Services acquisition and a strong semiconductor market. Sales within our Material Processing Technologies platform decreased compared to 2015 due to challenges in the North American markets which offset strength in the European and Indian pharma markets. Sales within our Sealing Solutions platform increased compared to 2015 due to the full year impact of the Novotema acquisition in 2015, the 2016 acquisition of SFC Koenig and continued strength in the semiconductor markets, partially offset by pressure in the oil & gas market. Sales in our Gast and Micropump platforms decreased year over year due to continued softness in the North American industrial distribution markets.
Operating income and operating margin of $153.7 million and 20.6%, respectively, in 2016 were down from $158.4 million and 21.4%, respectively, in 2015, primarily due to the inventory step-up charges related to the SFC Koenig acquisition, the incremental impact of divestitures, partially offset by volume increases.
Fire & Safety/Diversified Products Segment

(In thousands)	2016	2015	Change
Net sales	$520,009	$423,915	23%
Operating income	123,605	117,346	5%
Operating margin	23.8%	27.7%	(390)	bps
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
Operating income of $123.6 million was higher than the $117.3 million in 2015, while operating margin of 23.8% was lower than the 27.7% in 2015, primarily due to the dilutive impact of acquisitions on margins and the inventory step-up charges related to the Akron Brass and AWG Fittings acquisitions. The higher operating income is primarily related to the impact of 2016 acquisitions.

Liquidity and Capital Resources
Operating Activities
Cash flows from operating activities increased $32.8 million, or 8.2%, to $432.8 million in 2017, primarily due to higher earnings in 2017. At December 31, 2017, working capital was $643.1 million and the Company’s current ratio was 2.78 to 1. At December 31, 2017, the Company’s cash and cash equivalents totaled $376.0 million, of which $219.6 million was held outside of the United States.
Investing Activities
Cash flows used in investing activities decreased $454.5 million to $54.7 million in 2017, primarily as a result of $471.8 million less cash paid for acquisitions, $17.3 million of lower proceeds from the sale of businesses, and $6.0 million of higher proceeds from fixed asset disposals, partially offset by $5.6 million of higher capital expenditures.
Cash flows from operations were more than adequate to fund capital expenditures of $43.9 million and $38.2 million in 2017 and 2016, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, although a portion was for business system technology, replacement of equipment, and construction of new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.
The Company acquired thinXXS in December 2017 for cash consideration of $38.2 million and the assumption of $1.2 million in debt. The purchase price for this acquisition was funded with cash on hand. The Company acquired Akron Brass in March 2016 for cash consideration of $221.4 million; AWG Fittings in July 2016 for cash consideration of $47.5 million (€42.8 million); and SFC Koenig in September 2016 for cash consideration of $241.1 million (€215.9 million). The purchase prices for the 2016 acquisitions were funded with both cash on hand and borrowings under the Company’s revolving facilities.
Financing Activities
Cash flows from financing activities changed from $46.5 million of cash provided by financing activities in 2016 to $277.4 million of cash used in financing activities in 2017, primarily as a result of higher payments under revolving facilities (net of borrowings) and proceeds from the issuance of $200.0 million senior notes, partially offset by a reduction of $28.2 million of purchases of common stock in 2017 and $7.3 million of lower proceeds from the exercise of stock options.
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
The Company maintains a revolving credit facility (the “Revolving Facility”), which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 23, 2020. At December 31, 2017, there was $10.7 million outstanding under the Revolving Facility and $7.2 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at December 31, 2017 of $682.1 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. This applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at December 31, 2017, the applicable margin was 1.10%. Given the fact that LIBOR was negative at December 31, 2017, the default interest rate is equal to the applicable margin, resulting in a weighted average interest rate of 1.10% at December 31, 2017. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $350.0 million. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 15 basis points and is payable quarterly.
On June 9, 2015, the Company paid the balance of the 2.58% Senior Euro Notes, upon its maturity, using cash on hand.
On December 9, 2011, the Company completed a public offering of $350.0 million 4.2% senior notes due December 15, 2021 (“4.2% Senior Notes”). The net proceeds from the offering of $346.2 million, after deducting a $0.9 million issuance discount, a $2.3 million underwriting commission and $0.6 million of offering expenses, were used to repay $306.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.2% Senior Notes bear interest at a rate of 4.2% per annum, which is payable semi-annually in arrears on each June 15 and December 15. The Company may redeem all or part of the 4.2% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.2% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.2% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.2% Senior Notes also require the Company to make an offer to repurchase the 4.2% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.
On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of $295.7 million, after deducting a $1.6 million issuance discount, a $1.9 million underwriting commission and $0.8 million of offering expenses, were used to repay $250.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15 and December 15. The Company may redeem all or a portion of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase the 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At December 31, 2017, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 13.64 to 1 and the leverage ratio was 1.45 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

On December 1, 2015 the Company’s Board of Directors approved an increase of $300.0 million in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During 2017, the Company purchased a total of 0.3 million shares at a cost of $29.1 million compared to 0.7 million shares purchased in 2016 at a cost of $55.0 million. As of December 31, 2017, there was $551 million of repurchase authorization remaining.
The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements, authorized share repurchases and annual dividend payments to holders of the Company’s common stock for the next twelve months. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of December 31, 2017, $10.7 million was outstanding under the Revolving Facility, with $7.2 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at December 31, 2017 of approximately $682.1 million.

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
The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2017, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional detail regarding these obligations is provided in the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Payments Due by Period	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Borrowings (1)	$1,006,865	$37,147	$381,853	$377,840	$210,025
Operating lease obligations	64,859	15,992	21,529	11,904	15,434
Capital lease obligations (2)	268	258	10	—	—
Purchase obligations (3)	137,685	132,152	3,716	1,389	428
Repatriation tax payable	30,301	2,424	4,848	4,848	18,181
Pension and post-retirement obligations	112,621	13,602	22,288	22,021	54,710
Total contractual obligations (4)	$1,352,599	$201,575	$434,244	$418,002	$298,778

(1)	Includes interest payments based on contractual terms and current interest rates for variable debt.

(2)	Consists primarily of tangible personal property leases.

(3)	Consists primarily of inventory commitments.

(4)	Comprises liabilities recorded on the balance sheet of $993.9 million, and obligations not recorded on the balance sheet of $358.7 million.

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
Goodwill, long-lived and intangible assets — The Company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. An impairment of a long-lived asset exists when the asset’s carrying amount exceeds its fair value, and is recorded when the carrying amount is not recoverable through future operations. An impairment of an indefinite-lived intangible asset or goodwill exists when the carrying amount of the intangible asset or goodwill exceeds its fair value. Assessments of possible impairments of long-lived or indefinite-lived intangible assets or goodwill are made if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, testing for possible impairments of recorded indefinite-lived intangible asset balances and goodwill is performed annually. On October 31, or more frequently if triggering events occur, the Company compares the fair value of each reporting unit to the carrying amount of each reporting unit to determine if a goodwill impairment exists. The amount and timing of impairment charges for these assets require the estimation of future cash flows to determine the fair value of the related assets. In 2017 and 2016, the Company concluded that certain long-lived assets had a fair value that was less than the carrying value of the assets, resulting in zero and $0.2 million of long-lived asset impairment charges, respectively.

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
The key assumptions are updated every year for each reporting unit for the income and market approaches used to determine fair value. Various assumptions are utilized including forecasted operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, market data and market multiples. The assumptions that have the most significant effect on the fair value calculations are the weighted average cost of capital, market multiples, forecasted EBITDA, and terminal growth rates. The 2017 and 2016 ranges for these three assumptions utilized by the Company are as follows:

Assumptions	2017 Range	2016 Range
Weighted average cost of capital	8.75% to 10.5%	9.0% to 12.0%
Market multiples	11.0x to 20.0x	9.5x to 17.5x
Terminal growth rates	3.0% to 3.5%	3.0% to 3.5%
In assessing the fair value of the reporting units, the Company considers both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is determined by the respective trailing twelve month EBITDA and the forward looking 2018 EBITDA (50% each), based on multiples of comparable public companies. The market approach is dependent on a number of significant management assumptions including forecasted EBITDA and selected market multiples. Under the income approach, the fair value of the reporting unit is determined based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, net working capital requirements, long-term growth rates and discount rates. Weighting was equally attributed to both the market and income approaches (50% each) in arriving at the fair value of the reporting units.
The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.
In 2017 and 2016, there were no events that occurred or circumstances that changed that would have required a review other than as of our annual test date.
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
The Society of Actuaries releases annual updates to mortality tables, which update life expectancy assumptions. IDEX adopts these annual updates and, in consideration of these tables, we modified the mortality assumptions used in determining our pension and post-retirement benefit obligations as of December 31, 2017, which will have a related impact on our annual benefit expense in future years. New mortality tables may result in additional funding requirements dependent upon the funded status of our plans. These expectations presume all other assumptions remain constant and there are no changes to applicable funding regulations.
Changes in the discount rate assumptions will impact the (gain) loss amortization and interest cost components of the projected benefit obligation (“PBO”), which in turn, may impact the Company’s funding decisions if the PBO exceeds plan assets. Each 100 basis point increase in the discount rate will cause a corresponding decrease in the PBO of approximately $29 million based upon the December 31, 2017 data. Each 100 basis point decrease in the discount rate will cause a corresponding increase in the PBO of approximately $35 million based upon the December 31, 2017 data.

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
At December 31, 2017, the Company had outstanding foreign currency exchange contracts with a combined notional value of €180 million that have not been designated as hedges for accounting purposes. These contracts are used to minimize the economic impact and reduce the variability on earnings due to foreign currency fluctuations between the Swiss Franc and the Euro associated with certain intercompany loans that were established in conjunction with the SFC Koenig acquisition. The change in the fair value of the foreign currency exchange contracts and the corresponding foreign currency gain or loss on the revaluation of the intercompany loans are both recorded through earnings each period as incurred within Other (income) expense - net in the Consolidated Statements of Operations. During the year ended December 31, 2017, the Company recorded a gain of $19.8 million within Other (income) expense - net related to these foreign currency exchange contracts and recorded a foreign currency transaction loss of $20.2 million within Other (income) expense - net related to these intercompany loans. See Note 6 for further discussion.
Foreign Currency Exchange Rates
The Company’s foreign currency exchange rate risk is limited principally to the Euro, Swiss Franc, British Pound, Canadian Dollar, Indian Rupee and Chinese Renminbi. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction (gains) losses for the years ending December 31, 2017, 2016 and 2015 were $20.5 million, $(6.2) million, and $(0.1) million, respectively, and are reported within Other (income) expense-net on the Consolidated Statements of Operations. Of the $20.5 million reported as foreign currency transaction losses for the period ending December 31, 2017, $20.2 million was due to intercompany loans established in conjunction with the SFC Koenig acquisition. See Note 6 for further discussion.
Interest Rate Fluctuations
The Company’s interest rate exposure is primarily related to its $862.2 million of total debt outstanding at December 31, 2017. Approximately 1% of the debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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
Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company’s internal control over financial reporting. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IDEX Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IDEX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 22, 2018

We have served as the Company’s auditor since 1987.

IDEX CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(In thousands except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$375,950	$235,964
Receivables — net	294,166	272,813
Inventories	259,724	252,859
Other current assets	74,203	61,085
Total current assets	1,004,043	822,721
Property, plant and equipment — net	258,350	247,816
Goodwill	1,704,158	1,632,592
Intangible assets — net	414,746	435,504
Other noncurrent assets	18,331	16,311
Total assets	$3,399,628	$3,154,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$147,067	$128,933
Accrued expenses	184,705	152,852
Short-term borrowings	258	1,046
Dividends payable	28,945	26,327
Total current liabilities	360,975	309,158
Long-term borrowings	858,788	1,014,235
Deferred income taxes	137,638	166,427
Other noncurrent liabilities	155,685	121,230
Total liabilities	1,513,086	1,611,050
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: none	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value; Issued: 90,162,211 shares at December 31, 2017 and 90,200,951 shares at December 31, 2016	902	902
Additional paid-in capital	716,906	697,213
Retained earnings	2,057,915	1,834,739
Treasury stock at cost: 13,468,675 shares at December 31, 2017 and 13,760,266 shares at December 31, 2016	(799,674)	(787,307)
Accumulated other comprehensive loss	(89,507)	(201,653)
Total shareholders’ equity	1,886,542	1,543,894
Total liabilities and shareholders’ equity	$3,399,628	$3,154,944

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands except per share amounts)
Net sales	$2,287,312	$2,113,043	$2,020,668
Cost of sales	1,260,634	1,182,276	1,116,353
Gross profit	1,026,678	930,767	904,315
Selling, general and administrative expenses	524,940	492,398	474,156
Loss (gain) on sale of businesses - net	(9,273)	22,298	(18,070)
Restructuring expenses	8,455	3,674	11,239
Operating income	502,556	412,397	436,990
Other (income) expense - net	2,394	(1,731)	3,009
Interest expense	44,889	45,616	41,636
Income before income taxes	455,273	368,512	392,345
Provision for income taxes	118,016	97,403	109,538
Net income	$337,257	$271,109	$282,807
Earnings per common share:
Basic earnings per common share	$4.41	$3.57	$3.65
Diluted earnings per common share	$4.36	$3.53	$3.62
Share data:
Basic weighted average common shares outstanding	76,232	75,803	77,126
Diluted weighted average common shares outstanding	77,333	76,758	77,972

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$337,257	$271,109	$282,807
Other comprehensive income (loss):
Reclassification adjustments for derivatives, net of tax	4,210	4,361	4,531
Pension and other postretirement adjustments, net of tax	(1,302)	3,049	9,415
Foreign currency adjustments:
Cumulative translation adjustment	110,421	(76,822)	(63,441)
Tax effect of reversal of indefinite assertion on certain intercompany loans	(3,932)	—	—
Reclassification of foreign currency translation to earnings upon sale of businesses	2,749	14,257	(4,725)
Other comprehensive income (loss)	112,146	(55,155)	(54,220)
Comprehensive income	$449,403	$215,954	$228,587

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Treasury Stock	Total Shareholders’ Equity
			Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Gain (Loss) on Derivatives
	(In thousands except share and per share amounts)
Balance, December 31, 2014	$648,451	$1,483,821	$(24,813)	$(40,316)	$(27,149)	$(553,543)	$1,486,451
Net income	—	282,807	—	—	—	—	282,807
Cumulative translation adjustment	—	—	(68,166)	—	—	—	(68,166)
Net change in retirement obligations (net of tax of $3,842)	—	—	—	9,415	—	—	9,415
Net change on derivatives designated as cash flow hedges (net of tax of $2,499)	—	—	—	—	4,531	—	4,531
Issuance of 685,501 shares of common stock from issuance of unvested shares, exercise of stock options and deferred compensation plans (net of tax of $3,794)	14,545	—	—	—	—	9,937	24,482
Repurchase of 2,811,002 shares of common stock	—					(210,551)	(210,551)
Share-based compensation	17,529	—	—	—	—	—	17,529
Unvested shares surrendered for tax withholding	—	—	—	—	—	(3,259)	(3,259)
Cash dividends declared — $1.28 per common share outstanding	—	(99,948)	—	—	—	—	(99,948)
Balance, December 31, 2015	$680,525	$1,666,680	$(92,979)	$(30,901)	$(22,618)	$(757,416)	$1,443,291
Net income	—	271,109	—	—	—	—	271,109
Cumulative translation adjustment	—	—	(62,565)	—	—	—	(62,565)
Net change in retirement obligations (net of tax of $2,107)	—	—	—	3,049	—	—	3,049
Net change on derivatives designated as cash flow hedges (net of tax of $2,490)	—	—	—	—	4,361	—	4,361
Issuance of 594,919 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $5,305)	253	—	—	—	—	29,987	30,240
Repurchase of 738,593 shares of common stock	—	—	—	—	—	(54,950)	(54,950)
Share-based compensation	17,337	—	—	—	—	—	17,337
Unvested shares surrendered for tax withholding	—	—	—	—	—	(4,928)	(4,928)
Cash dividends declared — $1.36 per common share outstanding	—	(103,050)	—	—	—	—	(103,050)
Balance, December 31, 2016	$698,115	$1,834,739	$(155,544)	$(27,852)	$(18,257)	$(787,307)	$1,543,894
Net income	—	337,257	—	—	—	—	337,257
Cumulative translation adjustment	—	—	113,170	—	—	—	113,170
Net change in retirement obligations (net of tax of $239)	—	—	—	(1,302)	—	—	(1,302)
Net change on derivatives designated as cash flow hedges (net of tax of $2,445)	—	—	—	—	4,210	—	4,210
Issuance of 557,591 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $6,027)	—	—	—	—	—	22,935	22,935
Repurchase of 266,000 shares of common stock	—	—	—	—	—	(29,074)	(29,074)
Share-based compensation	19,693	—	—	—	—	—	19,693
Unvested shares surrendered for tax withholding	—	—	—	—	—	(6,228)	(6,228)
Tax effect of reversal of indefinite assertion on certain intercompany loans	—	—	(3,932)	—	—	—	(3,932)
Cash dividends declared — $1.48 per common share outstanding	—	(114,081)	—	—	—	—	(114,081)
Balance, December 31, 2017	$717,808	$2,057,915	$(46,306)	$(29,154)	$(14,047)	$(799,674)	$1,886,542
See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities
Net income	$337,257	$271,109	$282,807
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of fixed assets - net	315	(28)	(114)
Loss (gain) on sale of businesses - net	(9,273)	22,298	(18,070)
Asset impairments	—	205	795
Depreciation and amortization	38,314	37,854	35,694
Amortization of intangible assets	45,902	49,038	42,426
Amortization of debt issuance expenses	1,320	1,295	1,612
Share-based compensation expense	24,405	20,326	20,048
Deferred income taxes	(33,742)	(17,308)	(339)
Excess tax benefit from share-based compensation	—	—	(5,265)
Non-cash interest expense associated with forward starting swaps	6,655	6,851	7,030
Pension settlement	—	3,554	—
Changes in (net of the effect from acquisitions and divestitures):
Receivables	(15,803)	302	8,832
Inventories	760	32,747	4,557
Other current assets	(20,031)	(22,006)	(2,728)
Trade accounts payable	12,556	73	(2,828)
Accrued expenses	19,710	(5,470)	(16,672)
Other — net	24,408	(923)	2,536
Net cash flows provided by operating activities	432,753	399,917	360,321
Cash flows from investing activities
Purchases of property, plant and equipment	(43,858)	(38,242)	(43,776)
Acquisition of businesses, net of cash acquired	(38,161)	(510,001)	(195,013)
Proceeds from fixed asset disposals	6,011	49	894
Proceeds from sale of businesses, net of cash sold	21,795	39,064	27,677
Other — net	(533)	(69)	(273)
Net cash flows (used in) investing activities	(54,746)	(509,199)	(210,491)
Cash flows from financing activities
Borrowings under revolving credit facilities	33,000	501,529	414,032
Proceeds from issuance of 3.20% Senior Notes	—	100,000	—
Proceeds from issuance of 3.37% Senior Notes	—	100,000	—
Payment of 2.58% Senior Euro Notes	—	—	(88,420)
Payments under revolving credit facilities	(200,618)	(520,125)	(333,630)
Debt issuance costs	—	(246)	(1,739)
Dividends paid	(111,172)	(102,650)	(96,172)
Proceeds from stock option exercises	22,935	30,240	19,217
Excess tax benefit from share-based compensation	—	—	5,265
Purchases of common stock	(29,074)	(57,272)	(210,822)
Unvested shares surrendered for tax withholding	(6,228)	(4,928)	(3,259)
Settlement of foreign exchange contracts	13,736	—	—
Net cash flows provided by (used in) financing activities	(277,421)	46,548	(295,528)
Effect of exchange rate changes on cash and cash equivalents	39,400	(29,320)	(35,421)
Net increase (decrease) in cash	139,986	(92,054)	(181,119)
Cash and cash equivalents at beginning of year	235,964	328,018	509,137
Cash and cash equivalents at end of period	$375,950	$235,964	$328,018
Supplemental cash flow information
Cash paid for:
Interest	$36,818	$37,067	$33,502
Income taxes - net	104,852	109,399	112,613
Significant non-cash activities:
Contingent consideration for acquisition	—	—	4,705
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are revenue recognition, sales returns and allowances, allowance for doubtful accounts, inventory valuation, recoverability of long-lived assets, income taxes, product warranties, contingencies and litigation, insurance-related items, defined benefit retirement plans and purchase accounting related to acquisitions.
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
Advertising Costs
Advertising costs of $15.8 million, $15.3 million and $16.1 million for 2017, 2016 and 2015, respectively, are expensed as incurred within Selling, general and administrative expenses.

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash and cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses as a result of customers’ inability to make required payments. Management evaluates the aging of the accounts receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision.
Inventories
The Company states inventories at the lower of cost or net realizable value. Cost, which includes material, labor, and factory overhead, is determined on a FIFO basis. We make adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include changes in market demand, product life cycle and engineering changes.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a long-lived asset below its carrying amount, as measured by comparing their net book value to the projected undiscounted future cash flows generated by their use. A long-lived asset impairment exists when the carrying amount of the asset exceeds its fair value. The amount and timing of impairment charges for these assets require the estimation of future cash flows to determine the fair value of the related assets. Impaired assets are recorded at their estimated fair value based on a discounted cash flow analysis. In 2017, 2016, and 2015, the Company concluded that certain long-lived assets had a fair value that was less than the carrying value of the assets, resulting in zero, $0.2 million and $0.8 million, respectively, of long-lived asset impairment charges.
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
Earnings per Common Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the year. Common stock equivalents consist of stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method, restricted stock and performance share units.
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

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	2017	2016	2015
	(In thousands)
Basic weighted average common shares outstanding	76,232	75,803	77,126
Dilutive effect of stock options, restricted stock and performance share units	1,101	955	846
Diluted weighted average common shares outstanding	77,333	76,758	77,972
Options to purchase approximately zero, 0.9 million and 0.9 million shares of common stock in 2017, 2016 and 2015, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.
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
Research and Development Expenditures

Costs associated with engineering activities, including research and development, are expensed in the period incurred and are included in Cost of sales.

Total engineering expenses, which include research and development as well as application and support engineering, were $76.4 million, $68.8 million and $61.2 million in 2017, 2016 and 2015, respectively. Research and development expenses, which include costs associated with developing new products and major improvements to existing products, were $42.4 million, $39.4 million and $33.6 million in 2017, 2016 and 2015, respectively.

Foreign Currency
The functional currency of substantially all operations outside the United States is the respective local currency. Accordingly, those foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from changes in exchange rates from year to year have been reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The foreign currency transaction losses (gains) for the periods ending December 31, 2017, 2016 and 2015 were $20.5 million, $(6.2) million, and $(0.1) million, respectively, and are reported within Other (income) expense - net on the Consolidated Statements of Operations. Of the $20.5 million reported as foreign currency transaction losses for the period ending December 31, 2017, $20.2 million was due to intercompany loans established in conjunction with the SFC Koenig acquisition. See Note 6 for further discussion.
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

Refer to Note 10 for further discussion on income taxes.
Concentration of Credit Risk
The Company is not dependent on a single customer as its largest customer accounted for less than 2% of net sales for all years presented.
Recently Adopted Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for a company’s sponsored defined benefit pension and other postretirement plans. Under this ASU, companies are required to disaggregate the current service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. This ASU also requires companies to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. In addition, only the service cost component of periodic net benefit cost is eligible for capitalization. The Company elected to early adopt this standard in the quarter ended March 31, 2017 as presenting the service cost within income from operations is more indicative of our current pension cost. The Company adopted this standard retrospectively and thus $6.6 million was reclassified from Selling, general and administrative expenses to Other (income) expense - net for the twelve months ended December 31, 2016, and $5.3 million was reclassified from Selling, general and administrative expenses to Other (income) expense - net for the twelve months ended December 31, 2015 to conform to current period presentation. The Company elected to apply the practical expedient that permits the use of previously disclosed service cost and other costs from the prior year’s pension and other postretirement benefit plan footnote in the comparative periods as appropriate estimates when retrospectively changing the presentation of these costs in the income statement. The Company included the required disclosures and the changes resulting from the adoption of this standard in Note 15.
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
New Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods for the Company on January 1, 2018, with early adoption permitted. The Company does not believe the guidance will have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends ASC 740, Income Taxes.  This ASU requires that the income tax consequences of an intra-entity asset transfer other than inventory are recognized at the time of the transfer. An entity will continue to recognize the income tax consequences of an intercompany transfer of inventory when the inventory is sold to a third party. The update is effective for financial statements issued for fiscal years beginning after December 15, 2017. The ASU requires adoption on a modified-retrospective basis through a cumulative adjustment to retained earnings at the beginning of the period of adoption. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
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
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard introduces a new lessee model that will require most leases to be recorded on the balance sheet and eliminates the required use of bright line tests in current U.S. GAAP for determining lease classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Companies are permitted to adopt the standard early and a modified retrospective application is permitted. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the impact of adopting the new guidance on our consolidated financial statements.
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
In 2016, we established an implementation team and analyzed the impact of the standard by surveying business units and reviewing contracts to identify potential differences that may result from applying the requirements of the new standard. We have completed our contract reviews. The contract reviews generally supported the recognition of revenue at a point in time, which is consistent with the current revenue recognition model used by most of our business units. As a result, we expect revenue recognition to remain substantially unchanged under the new standard. For our business units that currently recognize revenue under a percentage of completion model, we also expect revenue recognition to remain substantially unchanged as the contract reviews supported the recognition of revenue over time. The implementation team has reported these findings to the Audit Committee. The Company has implemented the appropriate changes to its processes, systems and controls to comply with the new guidance and is currently evaluating new disclosure requirements. The Company expects to adopt the standard in 2018 using the modified retrospective method and does not expect the adoption to have an impact on our consolidated financial statements.

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
2017 Acquisition
On December 8, 2017, the Company acquired the stock of thinXXS Microtechnology AG (“thinXXS”), a leader in the design, manufacture, and sale of microfluidic components serving the point of care, veterinary, and life science markets. The business was acquired to complement our existing CiDRA Precision Services business and expand on our microfluidic and nanofluidic capabilities. Headquartered in Zweibrücken, Germany, thinXXS operates in our Health & Science Technologies segment. thinXXS was acquired for cash consideration of $38.2 million and the assumption of $1.2 million of debt. The purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of the transaction were $23.9 million and $11.8 million, respectively. The goodwill is not deductible for tax purposes.
The Company made an initial allocation of the purchase price for the thinXXS acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy.  As the Company obtains additional information about these assets and liabilities, including tangible and intangible asset appraisals, and learns more about the newly acquired business, we will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period, as required.
The Company incurred $1.3 million of acquisition-related transaction costs in 2017.  These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed.
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
The allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values at their respective acquisition dates, is as follows:

	Akron Brass	AWG Fittings	SFC Koenig	Total
(In thousands)
Accounts receivable	$14,523	$5,867	$9,190	$29,580
Inventory	29,157	11,766	20,639	61,562
Other assets, net of cash acquired	446	565	4,501	5,512
Property, plant and equipment	12,195	6,595	4,637	23,427
Goodwill	124,643	22,055	141,298	287,996
Intangible assets	90,400	10,279	116,998	217,677
Deferred income taxes	—	3,928	—	3,928
Total assets acquired	271,364	61,055	297,263	629,682
Current liabilities	(7,081)	(5,117)	(11,704)	(23,902)
Deferred income taxes	(36,439)	—	(36,168)	(72,607)
Other noncurrent liabilities	(6,445)	(8,444)	(8,283)	(23,172)
Net assets acquired	$221,399	$47,494	$241,108	$510,001
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
On July 1, 2015, the Company acquired the membership interests of CiDRA Precision Services, LLC (“CPS” or “CiDRA Precision Services”), a leader in the design, manufacture and sale of microfluidic components serving the life science, health and industrial markets. The business was acquired to provide a critical building block to our emerging microfluidic and nanofluidic capabilities. Located in Wallingford, Connecticut, CPS operates in our Health & Science Technologies segment. CPS was acquired for an aggregate purchase price of $24.2 million, consisting of $19.5 million in cash and contingent consideration valued at $4.7 million as of the opening balance sheet date. The contingent consideration was based on the achievement of financial objectives during the 12-month period following the close. Based on potential outcomes, the undiscounted amount of all the future payments that the Company could have been required to make under the contingent consideration arrangement was between $0 and $5.5 million. During the six months ended June 30, 2016, the Company re-evaluated the contingent consideration arrangement and fully reversed the $4.7 million liability based on CPS’s actual operating results from July 1, 2015 to June 30, 2016. The $4.7 million reversal was recognized as a benefit within Selling, general and administrative expenses, of which $3.7 million was recognized in March 2016 and the remaining $1.0 million was recognized in June 2016. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $9.7 million and $12.3 million, respectively. The $9.7 million of goodwill is deductible for tax purposes.
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
Divestitures
The Company periodically reviews its operations for businesses which may no longer be aligned with its strategic objectives and focuses on core business and customers. Any resulting gain or loss recognized due to divestitures is recorded within Loss (gain) on sale of businesses - net. The Company concluded that none of the divestitures that took place during the years ended December 31, 2017, 2016 and 2015 met the new criteria for reporting discontinued operations.
On October 31, 2017, the Company completed the sale of its Faure Herman subsidiary for $21.8 million in cash, resulting in a pre-tax gain on the sale of $9.3 million. There was no income tax expense associated with this transaction. The results of Faure Herman were reported within the Fluid & Metering Technologies segment and generated $14.1 million of revenues in 2017 through the date of sale.
On July 29, 2016, the Company completed the sale of its Hydra-Stop product line for $15.0 million in cash, resulting in a pre-tax gain on the sale of $5.8 million. In addition, the Company earned $1.0 million for the achievement of 2016 net sales objectives, which represents the maximum earn out for 2016, and the Company can earn an additional $1.0 million if 2017 net sales objectives are achieved. The Company recorded $2.8 million of income tax expense associated with this transaction during the year ended December 31, 2016. The results of Hydra-Stop were reported within the Fluid & Metering Technologies segment and generated $7.5 million of revenues in 2016 through the date of sale.
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

3.    Balance Sheet Components

	December 31,
	2017	2016
	(In thousands)
RECEIVABLES
Customers	$297,796	$275,250
Other	4,134	5,641
Total	301,930	280,891
Less allowance for doubtful accounts	7,764	8,078
Total receivables — net	$294,166	$272,813
INVENTORIES
Raw materials and components parts	$169,676	$154,278
Work in process	33,668	34,832
Finished goods	56,380	63,749
Total	$259,724	$252,859
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	$32,984	$33,883
Buildings and improvements	175,467	169,261
Machinery, equipment and other	356,728	328,779
Office and transportation equipment	96,541	98,355
Construction in progress	14,715	10,373
Total	676,435	640,651
Less accumulated depreciation and amortization	418,085	392,835
Total property, plant and equipment — net	$258,350	$247,816
ACCRUED EXPENSES
Payroll and related items	$75,869	$67,600
Management incentive compensation	24,320	16,339
Income taxes payable	28,033	8,808
Insurance	9,424	9,416
Warranty	6,281	5,628
Deferred revenue	11,031	12,607
Restructuring	4,180	3,893
Liability for uncertain tax positions	1,745	1,366
Accrued interest	1,759	1,663
Other	22,063	25,532
Total accrued expenses	$184,705	$152,852
OTHER NONCURRENT LIABILITIES
Pension and retiree medical obligations	$99,646	$93,604
Transition tax payable	27,877	—
Liability for uncertain tax positions	1,047	2,623
Deferred revenue	3,297	2,442
Other	23,818	22,561
Total other noncurrent liabilities	$155,685	$121,230

The valuation and qualifying account activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
	(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS (1)
Beginning balance January 1	$8,078	$7,812	$6,961
Charged to costs and expenses, net of recoveries	720	1,425	1,556
Utilization	(1,418)	(1,585)	(1,009)
Currency translation and other	384	426	304
Ending balance December 31	$7,764	$8,078	$7,812

(1)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.

4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for 2017 and 2016, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
	(In thousands)
Goodwill	$605,491	$740,425	$251,244	$1,597,160
Accumulated goodwill impairment losses	(20,721)	(149,820)	(30,090)	(200,631)
Balance at January 1, 2016	584,770	590,605	221,154	1,396,529
Foreign currency translation	(5,951)	(23,559)	(7,972)	(37,482)
Acquisitions	—	143,719	146,674	290,393
Disposition of businesses	(3,759)	(12,013)	—	(15,772)
Acquisition adjustments	(1,623)	547	—	(1,076)
Balance at December 31, 2016	573,437	699,299	359,856	1,632,592
Foreign currency translation	15,748	19,225	18,206	53,179
Acquisitions	—	23,929	—	23,929
Disposition of business	(3,121)	—	—	(3,121)
Acquisition adjustments	—	(2,421)	—	(2,421)
Balance at December 31, 2017	$586,064	$740,032	$378,062	$1,704,158

ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed.
Goodwill and other acquired intangible assets with indefinite lives were tested for impairment as of October 31, 2017, the Company’s annual impairment date. In assessing the fair value of the reporting units, the Company considers both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is determined by the respective trailing twelve month EBITDA and the forward looking 2018 EBITDA (50% each), based on multiples of comparable public companies. The market approach is dependent on a number of significant management assumptions including forecasted EBITDA and selected market multiples. Under the income approach, the fair value of the reporting unit is determined based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, net working capital requirements, long-term growth rates and discount rates. Weighting was equally attributed to both the market and the income approaches (50% each) in arriving at the fair value of the reporting units.

In 2017 and 2016, there were no events that occurred or circumstances that changed that would have required a review other than as of our annual test date.
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2017 and 2016:

	At December 31, 2017				At December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
		(In thousands)				(In thousands)
Amortized intangible assets:
Patents	$9,633	$(7,143)	$2,490	11	$9,856	$(6,635)	$3,221
Trade names	117,206	(50,604)	66,602	16	113,428	(42,653)	70,775
Customer relationships	317,316	(124,566)	192,750	13	369,087	(161,065)	208,022
Unpatented technology	91,166	(29,428)	61,738	13	106,747	(44,516)	62,231
Other	839	(573)	266	10	6,527	(6,172)	355
Total amortized intangible assets	536,160	(212,314)	323,846		605,645	(261,041)	344,604
Indefinite-lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$627,060	$(212,314)	$414,746		$696,545	$(261,041)	$435,504
The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.
In 2017 and 2016, there were no events that occurred or circumstances that changed that would have required a review other than as of our annual test date.
Amortization of intangible assets was $45.9 million, $49.0 million and $42.4 million in 2017, 2016 and 2015, respectively. Based on the intangible asset balances as of December 31, 2017, amortization expense is expected to approximate $38.4 million in 2018, $35.3 million in 2019, $34.5 million in 2020, $33.2 million in 2021 and $31.6 million in 2022.

5. Borrowings
Borrowings at December 31, 2017 and 2016 consisted of the following:

	2017	2016
	(In thousands)
Revolving Facility	$10,740	$169,579
4.5% Senior Notes, due December 2020	300,000	300,000
4.2% Senior Notes, due December 2021	350,000	350,000
3.2% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
Other borrowings	1,446	1,294
Total borrowings	862,186	1,020,873
Less current portion	258	1,046
Less deferred debt issuance costs	2,204	4,399
Less unaccreted debt discount	936	1,193
Total long-term borrowings	$858,788	$1,014,235
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

Borrowings under the Credit Agreement bear interest at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured, long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at December 31, 2017, the applicable margin was 1.10%. Given the fact that LIBOR was negative at December 31, 2017, the default interest rate is equal to the applicable margin, resulting in a weighted average interest rate of 1.10% at December 31, 2017. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months.
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
At December 31, 2017, $10.7 million was outstanding under the Revolving Facility, with $7.2 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at December 31, 2017 of approximately $682.1 million.
On December 9, 2011, the Company completed a public offering of $350.0 million 4.2% senior notes due December 15, 2021 (“4.2% Senior Notes”). The net proceeds from the offering of $346.2 million, after deducting a $0.9 million issuance discount, a $2.3 million underwriting commission and $0.6 million of offering expenses, were used to repay $306.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.2% Senior Notes bear interest at a rate of 4.2% per annum, which is payable semi-annually in arrears on each June 15th and December 15th. The Company may redeem all or a portion of the 4.2% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.2% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.2% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.2% Senior Notes also require the Company to make an offer to repurchase the 4.2% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.
On December 6, 2010, the Company completed a public offering of $300.0 million 4.5% senior notes due December 15, 2020 (“4.5% Senior Notes”). The net proceeds from the offering of $295.7 million, after deducting a $1.6 million issuance discount, a $1.9 million underwriting commission and $0.8 million of offering expenses, were used to repay $250.0 million of outstanding bank indebtedness, with the balance used for general corporate purposes. The 4.5% Senior Notes bear interest at a rate of 4.5% per annum, which is payable semi-annually in arrears on each June 15th and December 15th. The Company may redeem all or a portion of the 4.5% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture governing the 4.5% Senior Notes. The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture and 4.5% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of the 4.5% Senior Notes also require the Company to make an offer to repurchase the 4.5% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA. At December 31, 2017, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
Total borrowings at December 31, 2017 have scheduled maturities as follows:

(In thousands)
2018	$1,436
2019	10
2020	310,740
2021	350,000
2022	—
Thereafter	200,000
Total borrowings	$862,186

6.    Derivative Instruments
The type of cash flow hedges the Company has entered into includes interest rate exchange agreements that effectively convert a portion of floating-rate debt to fixed-rate debt and are designed to reduce the impact of interest rate changes on future interest expense as well as foreign currency exchange contracts designed to minimize the earnings impact on certain intercompany loans.
The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change. See Note 14 for the amount of loss reclassified into income for interest rate contracts for the years ended December 31, 2017, 2016 and 2015.
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
The amount of expense reclassified into interest expense for interest rate contracts for the years ended December 31, 2017, 2016 and 2015 is $6.7 million, $6.9 million and $7.0 million, respectively.

Approximately $6.5 million of the pre-tax amount included in accumulated other comprehensive loss in shareholders’ equity at December 31, 2017 will be recognized to net income over the next 12 months as the underlying hedged transactions are realized.

At December 31, 2017, the Company had outstanding foreign currency exchange contracts with a combined notional value of €180 million that have not been designated as hedges for accounting purposes. These contracts are used to minimize the economic impact and reduce the variability on earnings due to foreign currency fluctuations between the Swiss Franc and the Euro associated with certain intercompany loans that were established in conjunction with the SFC Koenig acquisition. The change in the fair value of the foreign currency exchange contracts and the corresponding foreign currency gain or loss on the revaluation of the intercompany loans are both recorded through earnings each period as incurred within Other (income) expense - net in the Consolidated Statements of Operations.
During the year ended December 31, 2017, the Company recorded a gain of $19.8 million within Other (income) expense - net related to these foreign currency exchange contracts. During year ended December 31, 2017, the Company recorded a foreign currency transaction loss of $20.2 million within Other (income) expense - net related to these intercompany loans.
The foreign currency exchange contracts are settled in cash approximately every 90 days, with the proceeds recorded within Financing Activities on the Consolidated Statement of Cash Flows. The non-cash impact associated with the change in the amount receivable from or payable to the counter parties is recorded within Operating Activities on the Statement of Cash Flows until such time as the foreign currency exchange contracts are settled in cash. For the year ended December 31, 2017, the Company received $13.7 million in settlement of the foreign currency exchange contracts. The Company received $6.6 million on January 5, 2018 in settlement of the foreign currency exchange contracts outstanding as of December 31, 2017.
Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date. The following table sets forth the fair value amounts of derivative instruments held by the Company as of December 31, 2017 and 2016:

	Fair Value Assets (Liabilities)
	December 31, 2017	December 31, 2016	Balance Sheet Caption
	(In thousands)
Foreign currency exchange contracts	$5,779	$—	Other current assets

7. Fair Value Measurements
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
The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at December 31, 2017 and 2016:

	Basis of Fair Value Measurements
	Balance at December 31, 2017	Level 1	Level 2	Level 3
	(In thousands)
Available for sale securities	$6,742	$6,742	$—	$—
Foreign currency exchange contracts	5,779	—	5,779	—

	Basis of Fair Value Measurements
	Balance at December 31, 2016	Level 1	Level 2	Level 3
	(In thousands)
Available for sale securities	$5,369	$5,369	$—	$—

There were no transfers of assets or liabilities between Level 1 and Level 2 in 2017 or 2016.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At December 31, 2017, the fair value of the outstanding indebtedness under our Revolving Facility, 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $886.3 million compared to the carrying value of $861.0 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

8.    Commitments and Contingencies
The Company leases certain office facilities, warehouses and data processing equipment under operating leases. Rental expense totaled $19.0 million, $18.6 million and $18.9 million in 2017, 2016 and 2015, respectively.
The aggregate future minimum lease payments for operating and capital leases as of December 31, 2017 were as follows:

	Operating	Capital
	(In thousands)
2018	$15,992	$258
2019	12,064	10
2020	9,465	—
2021	6,904	—
2022	4,999	—
2023 and thereafter	15,435	—
	$64,859	$268
Warranty costs are provided for at the time of sale. The warranty provision is based on historical costs and adjusted for specific known claims. A rollforward of the warranty reserve is as follows:

	2017	2016	2015
	(In thousands)
Beginning balance January 1	$5,628	$7,936	$7,196
Provision for warranties	2,895	1,828	4,788
Claim settlements	(2,317)	(3,539)	(3,864)
Other adjustments, including acquisitions, divestitures and currency translation	75	(597)	(184)
Ending balance December 31	$6,281	$5,628	$7,936
The Company and certain of its subsidiaries are involved in pending and threatened legal, regulatory and other proceedings arising in the ordinary course of business. These proceedings may pertain to matters such as product liability or contract disputes, and may also involve governmental inquiries, inspections, audits or investigations relating to issues such as tax matters, intellectual property, environmental, health and safety issues, governmental regulations, employment and other matters. Although the results of such legal proceedings cannot be predicted with certainty, the Company believes that the ultimate disposition of these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s business, financial condition, results of operations or cash flows.

9.    Common and Preferred Stock
On December 1, 2015 the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During 2017, the Company purchased a total of 0.3 million shares at a cost of $29.1 million, compared to 0.7 million shares purchased at a cost of $55.0 million in 2016. As of December 31, 2017, there was $551 million of repurchase authorization remaining.
At December 31, 2017 and 2016, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and five million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was issued as of December 31, 2017 and 2016.

10.    Income Taxes
Pretax income for 2017, 2016 and 2015 was taxed in the following jurisdictions:

	2017	2016	2015
	(In thousands)
U.S.	$302,515	$265,260	$285,399
Foreign	152,758	103,252	106,946
Total	$455,273	$368,512	$392,345
The provision (benefit) for income taxes for 2017, 2016 and 2015, was as follows:

	2017	2016	2015
	(In thousands)
Current
U.S.	$91,641	$67,668	$73,059
State and local	9,342	4,503	6,188
Foreign	50,775	42,540	30,630
Total current	151,758	114,711	109,877
Deferred
U.S.	(36,390)	(6,249)	7,125
State and local	3,305	(331)	(1,017)
Foreign	(657)	(10,728)	(6,447)
Total deferred	(33,742)	(17,308)	(339)
Total provision for income taxes	$118,016	$97,403	$109,538
Deferred tax assets (liabilities) at December 31, 2017 and 2016 were:

	2017	2016
	(In thousands)
Employee and retiree benefit plans	$31,804	$42,950
Capital loss carryforwards	12,853	18,668
Depreciation and amortization	(176,592)	(238,321)
Inventories	8,548	11,519
Allowances and accruals	4,572	9,338
Interest rate exchange agreement	5,007	10,442
Other	(8,019)	(90)
Total gross deferred tax (liabilities)	(121,827)	(145,494)
Capital loss valuation allowance	(12,853)	(18,668)
Total deferred tax (liabilities), net of valuation allowances	$(134,680)	$(164,162)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2017 and 2016 were:

	2017	2016
	(In thousands)
Noncurrent deferred tax asset — Other noncurrent assets	$2,958	$2,265
Noncurrent deferred tax liabilities — Deferred income taxes	(137,638)	(166,427)
Net deferred tax liabilities	$(134,680)	$(164,162)
The Company had prepaid income taxes, recorded within Other current assets on the Consolidated Balance Sheets, of $40.9 million and $42.2 million as of December 31, 2017 and 2016, respectively.
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income. The computed amount and the differences for 2017, 2016 and 2015 are as follows:

	2017	2016	2015
	(In thousands)
Pretax income	$455,273	$368,512	$392,345
Provision for income taxes
Computed amount at statutory rate of 35%	$159,346	$128,979	$137,321
State and local income tax (net of federal tax benefit)	5,841	4,070	5,033
Taxes on non-U.S. earnings-net of foreign tax credits	(24,914)	(6,666)	(11,663)
Effect of flow-through entities	192	(8,735)	(8,358)
U.S. business tax credits	(1,928)	(1,665)	(1,273)
Domestic activities production deduction	(8,516)	(9,043)	(6,521)
Deferred tax effect of foreign tax rate change	—	—	(2,636)
Capital loss on divestitures	(2,275)	(23,444)	—
Share-based payments	(6,844)	(6,520)	—
Valuation allowance	(361)	17,973	—
Impact of Tax Act	(100)	—	—
Other	(2,425)	2,454	(2,365)
Total provision for income taxes	$118,016	$97,403	$109,538

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to the existing tax law, including, but not limited to, a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and the creation of a modified territorial tax system with a one-time repatriation tax on certain deferred foreign income (“Transition Tax”). We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing and as a result have recorded a net $0.1 million tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. Although the net effect from the Tax Act was a $0.1 million tax benefit, there were several offsetting adjustments, including: a $40.6 million provisional tax benefit related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future; $30.3 million of provisional tax expense related to the one-time Transition Tax on the mandatory deemed repatriation of foreign earnings based on cumulative foreign earnings of $779.0 million; and an additional $10.2 million of tax expense primarily related to the removal of the permanent reinvestment representation with respect to certain of its subsidiaries in Canada, Italy, and Germany.
The Company has $350 million and $670 million of permanently reinvested earnings of non-U.S. subsidiaries as of December 31, 2017 and 2016, respectively. The significant decrease in permanently reinvested earnings of non-U.S. subsidiaries was due to the Company’s removal of its permanently reinvested assertion on select entities in Canada, Germany and Italy, mainly in response to the deemed distribution and repatriation tax incurred in 2017 as a result of the Tax Act, further described within the footnote. No deferred U.S. income taxes have been provided on the $350 million of permanently reinvested earnings, as these earnings are provisionally considered to be reinvested for an indefinite period of time, pending further evaluation of the impacts of the Tax Act on the Company. It should also be noted that, pursuant to the Tax Act, the aforementioned earnings will not incur U.S. taxes when ultimately repatriated other than potentially U.S. state and local taxes and/or U.S. federal income taxes on foreign exchange gains or losses crystallized on the distribution of such earnings. Such distributions could also be subject to additional foreign withholding and foreign income taxes. The amount of unrecognized deferred income tax liabilities on currently permanently reinvested earnings is estimated to be $8.2 million as of December 31, 2017.
During the years ended December 31, 2017, 2016 and 2015 the Company repatriated $3.3 million, $28.8 million and $14.3 million of foreign earnings, respectively, exclusive of the repatriation tax distributions deemed to have been made under the Tax Act. These actual distributions resulted in $6.4 million of incremental income tax benefit, $2.7 million of incremental income tax expense and $0.3 million of incremental income tax expense, in 2017, 2016, and 2015, respectively. These repatriations represent distributions of current year earnings and distributions from liquidating subsidiaries and did not impact our representation that the undistributed earnings were permanently invested.
Because the changes included in the Tax Act are broad and complex, on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in the Company’s interpretations and assumptions, additional guidance that may be issued by either the Internal Revenue Service or the U.S. Department of Treasury, and actions the Company may take. The Company is continuing to gather additional information to determine the final impact. While the Company was able to make reasonable estimates of certain impacts (and therefore, recorded provisional adjustments), the Company’s accounting for the following elements of the Tax Act is incomplete:

Deemed Repatriation Transition Tax: The Transition Tax is a tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company is able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $30.3 million. However, the Company is continuing to gather additional information to more precisely compute the amount of Transition Tax. As of December 31, 2017, the company recorded $2.4 million of the Transition tax within accrued liabilities and the remaining $27.9 million within other noncurrent liabilities on the consolidated balance sheets based on the Company’s intention to pay these liabilities. The amount recorded within other noncurrent liabilities is included as a source of cash in Other-net within the operating activities of the Consolidated Statements of Cash Flows.
Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. The Company recorded a provisional deferred income tax benefit of $40.6 million for the year ended December 31, 2017 in connection with the remeasurement of certain deferred tax assets and liabilities. While the Company is able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act which are still ongoing, including, but not limited to, the state tax effect of adjustments made to federal temporary differences.
Removal of permanent reinvestment representation on certain undistributed foreign earnings: As a result of the enactment of the Tax Act, the Company has decided to remove the permanent reinvestment representation with respect to certain of its subsidiaries in Canada, Italy, and Germany, as of December 31, 2017. Under the mandatory repatriation provisions of the Tax Act, post-1986 undistributed earnings were taxed in the U.S. as if they were distributed before December 31, 2017. However, with the removal of the permanent reinvestment representation with respect to select subsidiaries in Canada, Italy, and Germany, the non-creditable withholding taxes and any local country taxes associated with future dividends from these subsidiaries are required to be recorded as deferred tax liabilities as of the end of 2017. The Company recorded a provisional increase in its deferred tax liability of $9.2 million, with a corresponding adjustment to deferred income tax expense of $9.2 million for the year ending December 31, 2017. The Company is considering removal of the permanent reinvestment representation with respect to its remaining subsidiaries, which it estimates would result in an additional $8.2 million increase in its deferred tax liability.

Global intangible low taxed income (“GILTI”): The Tax Act creates a new requirement that certain income (i.e. GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder. GILTI is the excess of the U.S. shareholder’s “net CFC tested income” over the net deemed intangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. In January 2018, FASB released guidance on the accounting for the GILTI tax. The guidance indicates that either accounting for deferred taxes related to GILTI tax inclusions or treating the GILTI tax as a period cost are both acceptable methods subject to an accounting policy election. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Therefore, the Company has not made any adjustments related to potential GILTI tax in the Company’s financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI.

As a result of the enactment of the Tax Act, the Company has decided to remove the ASC 830 representation with respect to certain intercompany loans between the Company’s foreign subsidiaries. Under ASC 830, functional currency assets and liabilities are translated into U.S. dollars generally using current rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of other comprehensive income. The Company has decided to remove the ASC 830 representation with respect to certain intercompany loans between the Company’s foreign subsidiaries. As a result, the Company recorded an increase in income tax expense of $1.0 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2017, 2016 and 2015 is as follows:

	2017	2016	2015
	(In thousands)
Beginning balance January 1	$3,775	$7,228	$3,619
Gross increase due to non-U.S. acquisitions	—	—	3,772
Gross increases for tax positions of prior years	537	201	1,256
Gross decreases for tax positions of prior years	(587)	(93)	—
Settlements	(604)	(2,014)	(667)
Lapse of statute of limitations	(399)	(1,547)	(752)
Ending balance December 31	$2,722	$3,775	$7,228

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, 2016 and 2015, we had approximately $0.1 million, $0.1 million and $0.2 million, respectively, of accrued interest related to uncertain tax positions. As of December 31, 2017, 2016 and 2015, we had approximately zero, $0.1 million and $0.3 million, respectively, of accrued penalties related to uncertain tax positions.
The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $0.9 million, $1.8 million and $3.0 million as of December 31, 2017, 2016 and 2015, respectively. The tax years 2011-2016 remain open to examination by major taxing jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $1.7 million.
The Company had net operating loss and credit carryforwards related to prior acquisitions for U.S. federal purposes at December 31, 2017 and 2016 of $2.4 million and $3.5 million, respectively. The U.S. federal net operating loss and credit carryforwards are available for use against the Company’s consolidated U.S. federal taxable income and expire between 2021 and 2028. For non-U.S. purposes, the Company had net operating loss carryforwards at December 31, 2017 and 2016 of $24.5 million and $25.6 million, respectively, the majority of which relates to acquisitions. The entire balance of the non-U.S. net operating losses is available to be carried forward. At December 31, 2017 and 2016, the Company had U.S. state net operating loss carryforwards of approximately $6.7 million and $33.1 million, respectively. If unutilized, the U.S. state net operating loss will expire between 2019 and 2037. At December 31, 2017 and 2016, the Company recorded a valuation allowance against the deferred tax asset attributable to the U.S. state net operating loss of $0.1 million and $1.3 million, respectively.
The Company had a capital loss carryover for U.S. federal purposes at December 31, 2017 and 2016 of approximately $46.0 million and $70.1 million, respectively. U.S. federal capital loss carryovers can be carried back three years and forward five years, thus, if unutilized, the U.S. federal capital loss carryover will expire in 2021. At December 31, 2017 and 2016, the Company recorded a valuation allowance against the deferred tax asset attributable to the U.S. federal capital loss carryover of $9.7 million and $18.7 million, respectively. At December 31, 2017 and 2016, the Company had U.S. state capital loss carryovers of approximately $62.7 million and $70.1 million, respectively. If unutilized, the U.S. state capital loss carryovers will expire between 2021 and 2031. At December 31, 2017 and 2016, the Company recorded a valuation allowance against the deferred tax assets attributable to the U.S. state capital loss carryovers of $0.8 million and $0.7 million, respectively. At December 31, 2017 and 2016, the Company had a foreign capital loss carryforward of approximately $14.2 million and $0.7 million, respectively. The foreign capital loss can be carried forward indefinitely. At both December 31, 2017 and 2016, the Company has a full valuation allowance against the deferred tax asset attributable to the foreign capital loss.

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

	2017	2016 (4)	2015 (4)
	(In thousands)
NET SALES
Fluid & Metering Technologies
External customers	$880,648	$848,708	$859,945
Intersegment sales	309	393	847
Total segment sales	880,957	849,101	860,792
Health & Science Technologies
External customers	819,719	744,380	737,011
Intersegment sales	412	429	1,985
Total segment sales	820,131	744,809	738,996
Fire & Safety/Diversified Products
External customers	586,945	519,955	423,712
Intersegment sales	588	54	203
Total segment sales	587,533	520,009	423,915
Intersegment eliminations	(1,309)	(876)	(3,035)
Total net sales	$2,287,312	$2,113,043	$2,020,668
OPERATING INCOME (LOSS) (1)
Fluid & Metering Technologies	$241,030	$217,500	$206,419
Health & Science Technologies	179,567	153,691	158,364
Fire & Safety/Diversified Products	147,028	123,605	117,346
Corporate office (2)	(65,069)	(82,399)	(45,139)
Total operating income	502,556	412,397	436,990
Interest expense	44,889	45,616	41,636
Other (income) expense - net	2,394	(1,731)	3,009
Income before taxes	$455,273	$368,512	$392,345

	2017	2016 (4)	2015 (4)
	(In thousands)
ASSETS
Fluid & Metering Technologies	$1,101,580	$1,065,670	$1,125,266
Health & Science Technologies	1,323,373	1,266,036	1,108,302
Fire & Safety/Diversified Products	744,515	705,735	448,867
Corporate office	230,160	117,503	123,008
Total assets	$3,399,628	$3,154,944	$2,805,443
DEPRECIATION AND AMORTIZATION (3)
Fluid & Metering Technologies	$23,587	$28,458	$27,662
Health & Science Technologies	45,287	45,298	42,827
Fire & Safety/Diversified Products	14,541	11,956	6,051
Corporate office and other	801	1,180	1,580
Total depreciation and amortization	$84,216	$86,892	$78,120
CAPITAL EXPENDITURES
Fluid & Metering Technologies	$18,218	$16,389	$22,846
Health & Science Technologies	16,340	15,665	13,104
Fire & Safety/Diversified Products	6,363	5,945	5,804
Corporate office and other	2,937	243	2,022
Total capital expenditures	$43,858	$38,242	$43,776

(1)	Segment operating income (loss) excludes net unallocated corporate operating expenses.

(2)	2017 includes a $9.3 million gain on the sale of a business, 2016 includes a $22.3 million loss on the sale of businesses - net and 2015 includes an $18.1 million gain on the sale of a business.

(3)	Excludes amortization of debt issuance expenses.

(4)	Certain amounts in the prior year income statements have been reclassified to conform with the current presentation due to the early adoption of ASU 2017-07.
Information about the Company’s operations in different geographical regions for the years ended December 31, 2017, 2016 and 2015 is shown below. Net sales were attributed to geographic areas based on location of the customer and no country outside the U.S. was greater than 10% of total revenues.

	2017	2016	2015
	(In thousands)
NET SALES
U.S.	$1,158,889	$1,067,333	$1,015,277
North America, excluding U.S.	93,419	84,836	85,852
Europe	567,282	517,179	490,435
Asia	366,577	340,624	325,507
Other	101,145	103,071	103,597
Total net sales	$2,287,312	$2,113,043	$2,020,668
LONG-LIVED ASSETS — PROPERTY, PLANT AND EQUIPMENT
U.S.	$145,808	$152,504	$144,508
North America, excluding U.S.	3,627	1,533	643
Europe	85,932	71,681	69,082
Asia	22,613	21,793	26,498
Other	370	305	214
Total long-lived assets — net	$258,350	$247,816	$240,945

12.    Restructuring
During the first and fourth quarters of 2017, the fourth quarter of 2016 and the third and fourth quarters of 2015, the Company recorded restructuring costs as a part of restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The costs incurred related to these initiatives were included in Restructuring expenses in the Consolidated Statements of Operations while the related accruals were included in Accrued expenses in the Consolidated Balance Sheets. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of asset disposals or impairments and lease exit and contract termination costs.

2017 Initiative
During the fourth quarter of 2017, the Company recorded pre-tax restructuring expenses totaling $3.7 million related to the 2017 restructuring initiative. These expenses consisted of employee severance related to employee reductions across various functional areas as well as facility rationalization and contract termination costs. The 2017 restructuring initiative included severance benefits for 92 employees. Severance payments will be substantially paid by the end of 2018 using cash from operations.
Pre-tax restructuring expenses by segment for the 2017 initiative were as follows:

	Severance Costs	Exit Costs	Total
	(In thousands)
Fluid & Metering Technologies	$1,375	$433	$1,808
Health & Science Technologies	1,510	158	1,668
Fire & Safety/Diversified Products	182	—	182
Corporate/Other	—	—	—
Total restructuring costs	$3,067	$591	$3,658

2016 Initiative
During the first quarter of 2017, the Company recorded pre-tax restructuring expenses totaling $4.8 million related to the 2016 restructuring initiative. During the fourth quarter of 2016, the Company recorded pre-tax restructuring expenses totaling $3.7 million related to the 2016 restructuring initiative. These expenses consisted of employee severance related to employee reductions across various functional areas as well as facility rationalization costs. The 2016 restructuring initiative included severance benefits for 226 employees. Severance payments were substantially paid by the end of 2017 using cash from operations.
Pre-tax restructuring expenses by segment for the 2016 initiative were as follows:

	2017			2016
	Severance Costs	Exit Costs	Total Restructuring Costs	Total Restructuring Costs
	(In thousands)
Fluid & Metering Technologies	$1,566	$—	$1,566	$932
Health & Science Technologies	2,470	558	3,028	1,117
Fire & Safety/Diversified Products	73	—	73	1,425
Corporate/Other	130	—	130	200
Total restructuring costs	$4,239	$558	$4,797	$3,674

2015 Initiative
During 2015, the Company recorded pre-tax restructuring expenses totaling $11.2 million related to the 2015 restructuring initiative. These expenses consisted of employee severance related to employee reductions across various functional areas. The

2015 restructuring initiative included severance benefits for 208 employees. Severance payments were fully paid by the end of 2017 using cash from operations.
Pre-tax restructuring expenses, comprised solely of severance costs, by segment for the 2015 initiative were as follows:

Total Restructuring Costs
(In thousands)
Fluid & Metering Technologies	$7,090
Health & Science Technologies	3,408
Fire & Safety/Diversified Products	576
Corporate/Other	165
Total restructuring costs	$11,239

Restructuring accruals of $4.2 million and $3.9 million at December 31, 2017 and 2016, respectively, are reflected in Accrued expenses in our Consolidated Balance Sheets as follows:

Restructuring Initiatives
(In thousands)
Balance at January 1, 2016	$6,636
Restructuring expenses	3,674
Payments, utilization and other	(6,417)
Balance at December 31, 2016	3,893
Restructuring expenses	8,455
Payments, utilization and other	(8,168)
Balance at December 31, 2017	$4,180

13.    Share-Based Compensation
The Company maintains two share-based compensation plans for executives, non-employee directors and certain key employees that authorize the granting of stock options, restricted stock, performance share units, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of December 31, 2017 totaled 15.6 million, of which 4.9 million shares were available for future issuance. The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award.
Stock Options
Stock options granted under the Company’s plans are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The majority of the options issued to employees become exercisable in four equal installments, beginning one year from the date of grant, and generally expire 10 years from the date of grant. Stock options granted to non-employee directors cliff vest after one year.
Weighted average option fair values and assumptions for the period are as follows:

	Years Ended December 31,
	2017	2016	2015
Weighted average fair value of grants	$24.19	$18.56	$20.32
Dividend yield	1.45%	1.69%	1.45%
Volatility	29.41%	29.70%	29.90%
Risk-free interest rate	0.83% - 3.04%	0.53% - 2.49%	0.24% - 2.82%
Expected life (in years)	5.83	5.91	5.93

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•
The Company uses historical data to estimate the expected life of the option. The expected life assumption for the years ended December 31, 2017, 2016 and 2015 is an output of the Binomial lattice option-pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

•
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the years ended December 31, 2017, 2016 and 2015, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option-pricing model.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.
A summary of the Company’s stock option activity as of December 31, 2017, and changes during the year ended December 31, 2017 is presented as follows:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,987,946	$61.83	6.84	$56,144,876
Granted	441,990	93.48
Exercised	(448,189)	51.17
Forfeited/Expired	(57,064)	79.14
Outstanding at December 31, 2017	1,924,683	$71.07	6.87	$117,209,218
Vested and expected to vest at December 31, 2017	1,823,279	$70.26	6.77	$112,521,086
Exercisable at December 31, 2017	898,003	$57.21	5.27	$67,130,223
The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the grant price. The total intrinsic value of options exercised in 2017, 2016 and 2015 was $26.1 million, $26.5 million and $16.9 million, respectively. In 2017, 2016 and 2015, cash received from options exercised was $22.9 million, $30.2 million and $19.2 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $9.5 million, $9.6 million and $6.1 million, respectively.

Total compensation cost for stock options is recorded in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cost of goods sold	$428	$427	$543
Selling, general and administrative expenses	7,347	6,561	6,488
Total expense before income taxes	7,775	6,988	7,031
Income tax benefit	(2,485)	(2,213)	(2,208)
Total expense after income taxes	$5,290	$4,775	$4,823
As of December 31, 2017, there was $12.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock
Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of December 31, 2017, and changes during the year ending December 31, 2017 is as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	217,898	$76.19
Granted	59,315	93.75
Vested	(82,420)	72.42
Forfeited	(12,770)	79.80
Unvested at December 31, 2017	182,023	$83.37
Total compensation cost for restricted stock is recorded in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cost of goods sold	$335	$390	$341
Selling, general and administrative expenses	4,772	4,401	5,213
Total expense before income taxes	5,107	4,791	5,554
Income tax benefit	(1,654)	(1,410)	(1,604)
Total expense after income taxes	$3,453	$3,381	$3,950
As of December 31, 2017, there was $4.9 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.0 year.
Cash-Settled Restricted Stock
The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. Dividend equivalents are paid on certain cash-settled restricted stock awards. A summary of the Company’s unvested cash-settled restricted stock activity as of December 31, 2017, and changes during the year ending December 31, 2017 is as follows:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2017	103,790	$90.06
Granted	34,530	93.92
Vested	(27,050)	92.44
Forfeited	(16,540)	122.31
Unvested at December 31, 2017	94,730	$131.97
Total compensation cost for cash-settled restricted stock is recorded in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cost of goods sold	$1,357	$764	$753
Selling, general and administrative expenses	3,241	2,224	1,765
Total expense before income taxes	4,598	2,988	2,518
Income tax benefit	(808)	(419)	(355)
Total expense after income taxes	$3,790	$2,569	$2,163

At December 31, 2017 and 2016, the Company has $4.5 million and $3.0 million, respectively, included in Accrued expenses in the Consolidated Balance Sheets and $3.0 million and $2.4 million, respectively, included in Other non-current liabilities.
Performance Share Units
Beginning in 2013 the Company granted performance share units to selected key employees that may be earned based on IDEX total shareholder return over the three-year period following the date of grant. Performance share units are expected to be made annually and are paid out at the end of a three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of IDEX common stock in relation to the total shareholder return of the S&P Midcap 400 Industrial Group (for awards granted prior to 2016) or the Russell Midcap Index (for awards granted in 2016 and 2017) for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 250 percent of the initial grant. A target payout of 100 percent is earned if total shareholder return is equal to the 50th percentile of the peer group. Performance share units earn dividend equivalents for the award period, which will be paid to participants with the award payout at the end of the period based on the actual number of performance share units that are earned. Payments made at the end of the award period will be in the form of stock for performance share units and will be in cash for dividend equivalents. The Company’s performance share awards are considered performance condition awards and the grant date fair value of the awards, based on a Monte Carlo simulation model, is expensed ratably over the three-year term of the awards. The Company granted approximately 0.1 million of performance share units in each of 2017, 2016 and 2015.

Weighted average performance share unit fair values and assumptions for the period specified are as follows:

	Years Ended December 31,
	2017	2016	2015
Weighted average fair value of grants	$115.74	$111.42	$95.07
Dividend yield	—%	—%	—%
Volatility	17.36%	17.99%	19.14%
Risk-free interest rate	1.45%	0.89%	1.01%
Expected life (in years)	2.85	2.86	2.86
The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the remaining performance period as of the grant date.

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
A summary of the Company’s performance share unit activity as of December 31, 2017, and changes during the year ending December 31, 2017, is as follows:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	137,055	$104.18
Granted	65,530	115.74
Vested	(62,755)	95.81
Forfeited	(2,960)	109.75
Unvested at December 31, 2017	136,870	$113.81

Awards that vested in 2017 will result in 143,897 shares being issued in 2018.

Total compensation cost for performance share units is as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cost of goods sold	$—	$—	$—
Selling, general and administrative expenses	6,925	5,559	4,946
Total expense before income taxes	6,925	5,559	4,946
Income tax benefit	(2,342)	(1,859)	(1,670)
Total expense after income taxes	$4,583	$3,700	$3,276
As of December 31, 2017, there was $6.6 million of total unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 0.9 years.

14. Other Comprehensive Income (Loss)
The components of Other comprehensive income (loss) are as follows:

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
	(In thousands)
Foreign currency translation adjustments
Cumulative translation adjustment	$110,421	$—	$110,421	$(76,822)	$—	$(76,822)
Reclassification of foreign currency translation to earnings upon sale of business	2,749	—	2,749	14,257	—	14,257
Tax effect of reversal of indefinite assertion on certain intercompany loans	(3,932)	—	(3,932)	—	—	—
Foreign currency translation adjustments	109,238	—	109,238	(62,565)	—	(62,565)
Pension and other postretirement adjustments
Net gain (loss) arising during the year	(5,355)	828	(4,527)	(1,927)	789	(1,138)
Amortization/recognition of settlement loss	3,814	(589)	3,225	7,083	(2,896)	4,187
Pension and other postretirement adjustments	(1,541)	239	(1,302)	5,156	(2,107)	3,049
Reclassification adjustments for derivatives	6,655	(2,445)	4,210	6,851	(2,490)	4,361
Total other comprehensive income (loss)	$114,352	$(2,206)	$112,146	$(50,558)	$(4,597)	$(55,155)

	For the Year Ended December 31, 2015
	Pre-tax	Tax	Net of tax
	(In thousands)
Foreign currency translation adjustments
Cumulative translation adjustment	$(63,441)	$—	$(63,441)
Reclassification of foreign currency translation to earnings upon sale of business	(4,725)	—	(4,725)
Pension and other postretirement adjustments
Net gain (loss) arising during the year	8,318	(2,411)	5,907
Amortization/recognition of settlement loss	4,939	(1,431)	3,508
Pension and other postretirement adjustments, net	13,257	(3,842)	9,415
Reclassification adjustments for derivatives	7,030	(2,499)	4,531
Total other comprehensive income (loss)	$(47,879)	$(6,341)	$(54,220)

Amounts reclassified from accumulated other comprehensive income (loss) to net income are summarized as follows:

	For the Year Ended December 31,
	2017	2016	2015	Income Statement Caption
Foreign currency translation:
Reclassification upon sale of business	$2,749	$14,257	$(4,725)	Loss (gain) on sale of businesses - net
Total before tax	2,749	14,257	(4,725)
Provision for income taxes	—	—	—
Total net of tax	$2,749	$14,257	$(4,725)
Pension and other postretirement plans:
Amortization of service cost	$3,580	$3,529	$4,939	Other (income) expense - net
Recognition of settlement loss	234	3,554	—	Other (income) expense - net
Total before tax	3,814	7,083	4,939
Provision for income taxes	(589)	(2,896)	(1,431)
Total net of tax	$3,225	$4,187	$3,508
Derivatives:
Reclassification adjustments	$6,655	$6,851	$7,030	Interest expense
Total before tax	6,655	6,851	7,030
Provision for income taxes	(2,445)	(2,490)	(2,499)
Total net of tax	$4,210	$4,361	$4,531

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
During 2016, the Company offered a voluntary lump-sum pension payment opportunity to certain terminated vested U.S. pension plan participants. Total lump-sum payments of $11.0 million were made for those participants electing to receive lump sums using pension plan assets. The Company recognized pretax settlement losses of $3.5 million in the fourth quarter of 2016 for those plans where the settlement payment exceeded the sum of the plans’ service and interest costs.
The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over the two-year period ended December 31, 2017, and a statement of the funded status at December 31 for both years.

	Pension Benefits				Other Benefits
	2017		2016		2017	2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
CHANGE IN BENEFIT OBLIGATION
Obligation at January 1	$90,256	$87,764	$98,476	$58,063	$24,636	$20,400
Service cost	976	1,975	1,016	1,627	610	601
Interest cost	2,677	1,283	3,043	1,429	818	811
Plan amendments	—	—	—	—	—	—
Benefits paid	(6,258)	(1,942)	(3,140)	(2,023)	(738)	(718)
Actuarial loss (gain)	3,684	(15)	1,987	6,844	592	(1,990)
Currency translation	—	9,323	—	(6,988)	150	52
Settlements	—	(2,452)	(11,126)	(819)	—	—
Acquisition/Divestiture	—	(482)	—	29,491	—	5,480
Other	—	1,997	—	140	—	—
Obligation at December 31	$91,335	$97,451	$90,256	$87,764	$26,068	$24,636
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	$73,688	$32,586	$77,575	$20,645	$—	$—
Actual return on plan assets	5,046	1,792	6,740	2,470	—	—
Employer contributions	3,565	2,702	3,639	1,974	738	718
Benefits paid	(6,258)	(1,942)	(3,140)	(2,023)	(738)	(718)
Currency translation	—	2,446	—	(4,108)	—	—
Settlements	—	(2,452)	(11,126)	(819)	—	—
Acquisition/Divestiture	—	—	—	14,307	—	—
Other	—	1,184	—	140	—	—
Fair value of plan assets at December 31	$76,041	$36,316	$73,688	$32,586	$—	$—
Funded status at December 31	$(15,294)	$(61,135)	$(16,568)	$(55,178)	$(26,068)	$(24,636)
COMPONENTS ON THE CONSOLIDATED BALANCE SHEETS
Current liabilities	$(658)	$(1,159)	$(729)	$(1,005)	$(1,034)	$(1,044)
Other noncurrent liabilities	(14,636)	(59,976)	(15,839)	(54,173)	(25,034)	(23,592)
Net liability at December 31	$(15,294)	$(61,135)	$(16,568)	$(55,178)	$(26,068)	$(24,636)

The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $182.7 million and $176.7 million at December 31, 2017 and 2016, respectively.
The weighted average assumptions used in the measurement of the Company’s benefit obligation at December 31, 2017 and 2016 were as follows:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Discount rate	3.46%	3.91%	1.82%	1.76%
Rate of compensation increase	4.00%	4.00%	2.37%	2.29%

The pretax amounts recognized in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets as of December 31, 2017 and 2016 were as follows:

	Pension Benefits				Other Benefits
	2017		2016		2017	2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Prior service cost (credit)	$86	$18	$110	$77	$(483)	$(849)
Net loss	27,789	17,986	27,860	17,643	(2,866)	(3,852)
Total	$27,875	$18,004	$27,970	$17,720	$(3,349)	$(4,701)
The amounts in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet as of December 31, 2017, that are expected to be recognized as components of net periodic benefit cost during 2018 are as follows:

	U.S. Pension Benefit Plans	Non-U.S. Pension Benefit Plans	Other Benefit Plans	Total
	(In thousands)
Prior service cost (credit)	$24	$3	$(366)	$(339)
Net loss	2,716	1,282	(371)	3,627
Total	$2,740	$1,285	$(737)	$3,288
The components of, and the weighted average assumptions used to determine, the net periodic benefit cost for the plans in 2017, 2016 and 2015 are as follows:

	Pension Benefits
	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$976	$1,975	$1,016	$1,627	$1,279	$1,506
Interest cost	2,677	1,283	3,043	1,429	3,770	1,734
Expected return on plan assets	(3,832)	(1,088)	(4,777)	(993)	(4,910)	(1,114)
Settlement loss recognized	—	234	3,339	215	—	—
Net amortization	2,566	1,809	3,226	1,008	3,422	1,931
Net periodic benefit cost	$2,387	$4,213	$5,847	$3,286	$3,561	$4,057

	Other Benefits
	2017	2016	2015
	(In thousands)
Service cost	$610	$601	$673
Interest cost	818	811	833
Net amortization	(795)	(705)	(414)
Net periodic benefit cost	$633	$707	$1,092

	U.S. Plans			Non-U.S. Plans
	2017	2016	2015	2017	2016	2015
Discount rate	3.91%	4.12%	3.78%	1.76%	2.99%	2.66%
Expected return on plan assets	5.50%	6.50%	6.50%	3.20%	4.58%	5.19%
Rate of compensation increase	4.00%	4.00%	4.00%	2.29%	2.98%	3.00%

The pretax change recognized in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet in 2017 is as follows:

	Pension Benefits		Other Benefits
	U.S.	Non-U.S.
	(In thousands)
Net gain (loss) in current year	$(2,471)	$318	$(592)
Amortization of prior service cost (credit)	24	3	(366)
Amortization of net loss (gain)	2,542	2,040	(429)
Exchange rate effect on amounts in OCI	—	(2,645)	35
Total	$95	$(284)	$(1,352)
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
Costs of defined contribution plans were $10.2 million, $10.1 million and $10.3 million for 2017, 2016 and 2015, respectively.
The Company, through its subsidiaries, participates in certain multi-employer pension plans covering approximately 355 participants under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company as contributions to these plans totaled $1.0 million, $1.3 million, and $1.0 million for 2017, 2016 and 2015, respectively.
For measurement purposes, a 6.21% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2017. The rate was assumed to decrease gradually each year to a rate of 4.50% for 2038, and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A 1% increase in the assumed health care cost trend rates would increase the service and interest cost components of the net periodic benefit cost by $0.2 million and the health care component of the accumulated postretirement benefit obligation by $2.3 million. A 1% decrease in the assumed health care cost trend rate would decrease the service and interest cost components of the net periodic benefit cost by $0.1 million and the health care component of the accumulated postretirement benefit obligation by $2.0 million.

Plan Assets
The Company’s pension plan weighted average asset allocations at December 31, 2017 and 2016, by asset category, were as follows:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Equity securities	47%	44%	14%	24%
Fixed income securities	51%	43%	30%	26%
Cash/Commingled Funds/Other (1)	2%	13%	56%	50%
Total	100%	100%	100%	100%

The basis used to measure the defined benefit plans’ assets at fair value at December 31, 2017 and 2016 is summarized as follows:

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2017	(In thousands)
Equity
U.S. Large Cap	$16,402	$16,402	$—	$—
U.S. Small / Mid Cap	7,966	7,051	915	—
International	16,844	13,205	3,639	—
Fixed Income
U.S. Intermediate	13,568	13,483	85	—
U.S. Short Duration	13,362	13,362	—	—
U.S. High Yield	9,529	8,462	1,067	—
International	13,311	3,767	9,544	—
Other Commingled Funds (1)	16,059	—	—	16,059
Cash and Equivalents	2,613	1,346	1,267	—
Other	2,851	—	2,851	—
	$112,505	$77,078	$19,368	$16,059

(1) Other commingled funds represent pooled institutional investments in non-U.S. plans.

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2016	(In thousands)
Equity
U.S. Large Cap	$15,345	$15,345	$—	$—
U.S. Small / Mid Cap	8,920	7,111	1,809	—
International	16,282	10,647	5,635	—
Fixed Income
U.S. Intermediate	10,014	9,943	71	—
U.S. Short Duration	10,160	10,160	—	—
U.S. High Yield	9,343	7,924	1,419	—
International	10,310	3,627	6,683	—
Other Commingled Funds (1)	14,180	—	—	14,180
Cash and Equivalents	10,382	9,660	722	—
Other	1,338	—	1,338	—
	$106,274	$74,417	$17,677	$14,180
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

Investment Policies and Strategies
The investment objective of the plan, consistent with prudent standards for preservation of capital and maintenance of liquidity, is to earn the highest possible total rate of return consistent with the plan’s tolerance for risk. The general asset allocation guidelines for plan assets are that “equities” will constitute from 40% to 60% of the market value of total fund assets with a target of 44%, and “fixed income” obligations, including cash, will constitute from 40% to 60% with a target of 56%. The term “equities” includes common stock, convertible bonds and convertible stock. The term “fixed income” includes preferred stock and/or contractual payments with a specific maturity date. The Company strives to maintain asset allocations within the designated ranges by conducting periodic reviews of fund allocations and plan liquidity needs and rebalancing the portfolio accordingly. Diversification of assets is employed to ensure that adverse performance of one security or security class does not have an undue detrimental impact on the portfolio as a whole. Diversification is interpreted to include diversification by type, characteristic and number of investments as well as by investment style of designated investment fund managers. No restrictions are placed on the selection of individual investments by the investment fund managers. The total fund performance and the performance of the investment fund managers is reviewed on a regular basis using appointed professional independent advisors. As of December 31, 2017 and 2016, there were no shares of the Company’s stock held in plan assets.
Cash Flows
The Company expects to contribute approximately $5.5 million to its defined benefit plans and $0.1 million to its other postretirement benefit plans in 2018. The Company also expects to contribute approximately $11.0 million to its defined contribution plan and $8.5 million to its 401(k) savings plan in 2018.
Estimated Future Benefit Payments
The future estimated benefit payments for the next five years and the five years thereafter are as follows: 2018 — $13.6 million; 2019 — $11.0 million; 2020 — $11.3 million; 2021 — $11.0 million; 2022 — $11.0 million; 2022 to 2026 — $54.7 million.

16.    Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 are as follows:

	2017 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Net sales	$553,552	$573,366	$574,490	$585,904	$502,572	$549,696	$530,356	$530,419
Gross profit	250,941	256,925	257,930	260,882	223,335	244,058	230,889	232,485
Operating income	115,671	125,133	126,504	135,248	103,345	113,823	109,708	85,521
Net income	75,899	83,844	83,768	93,746	68,130	75,759	69,873	57,347
Basic EPS	$0.99	$1.10	$1.09	$1.23	$0.90	$1.00	$0.92	$0.75
Diluted EPS	$0.99	$1.08	$1.08	$1.21	$0.89	$0.99	$0.91	$0.75
Basic weighted average shares outstanding	76,115	76,220	76,309	76,283	75,749	75,690	75,819	75,955
Diluted weighted average shares outstanding	76,894	77,320	77,523	77,597	76,699	76,674	76,880	76,806

(1) Quarterly data includes acquisition of Akron Brass (March 2016), AWG Fittings (July 2016), SFC Koenig (September 2016) and thinXXS (December 2017) from the date of acquisition. Quarterly data also includes the gain/(loss) on the sale of Hydra-Stop (July 2016), CVI Japan (September 2016), IETG (October 2016), CVI Korea (December 2016) and Faure Herman (October 2017) and also the results of each divested business through the date of disposition.

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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
Management’s Report on Internal Control Over Financial Reporting appearing on page 29 of this report is incorporated into this Item 9A by reference.
There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.
On February 22, 2018, the Company entered into an amended and restated employment agreement with its Chief Executive Officer, Andrew K. Silvernail, effective as of February 22, 2018 (the “Employment Agreement”), replacing his previous employment agreement, dated February 19, 2016. The Employment Agreement provides for a term of approximately four years (expiring December 31, 2021).
Under the terms of the Employment Agreement, Mr. Silvernail will be entitled to the following: (i) an annual base salary of $1,000,000 subject to increase (but not decrease) in the discretion of the Board of Directors after an annual review; (ii) an annual incentive cash bonus under the IDEX Corporation Incentive Award Plan (the “IAP”) or other bonus plan as may be in effect for senior executives and annual consideration for long-term equity awards under the IAP; and (iii) in addition to normal employee benefits offered to the Company’s officers, Mr. Silvernail will be permitted to use IDEX’s corporate aircraft for up to 25 hours of personal travel (as well as an additional 25 hours of use subject to reimbursement by Mr. Silvernail of the incremental costs for such additional hours of use) and will be provided with an automobile allowance in accordance with Company policy.
Under the terms of the Employment Agreement, if Mr. Silvernail’s employment is terminated by the Company other than for “cause” and not in connection with a “change in control” (each as defined in the Employment Agreement), then, subject to his execution and non-revocation of a general release of claims and his continued compliance with applicable restrictive covenants, he will receive (i) continuing salary payments and health benefits for 24 months following termination, (ii) a pro rata portion of his annual bonus for the year in which his termination occurs (based on the portion of the year he was employed), (iii) a payment equal to 200% of his base salary payable over 24 months commencing approximately 60 days after his termination, (iv) fully accelerated vesting and immediate exercisability of all unvested time-based equity awards (the “time-based acceleration”) with such time-based equity awards remaining exercisable for one year following the date of termination of his employment or until expiration of the option term, if earlier, (v) vesting of all unvested performance-based equity awards granted prior to February 22, 2018, on the December 31 following his termination of employment with respect to that number of shares of the Company’s common stock (or performance units or dividend equivalents, as applicable) based on the performance level achieved with respect to the performance goal(s) under each such award from the beginning date of the performance period applicable thereto through such December 31, and (vi) vesting of all unvested performance-based equity awards granted on or following February 22, 2018, at the end of the applicable performance period with respect to that number of shares of Company common stock (or performance units or dividend equivalents, as applicable) based on the performance level achieved through the end of such performance period ((v) and (vi), as applicable, the “performance-based acceleration”).
If Mr. Silvernail’s employment is terminated due to his disability or death, he or his estate, as applicable, will receive (i) a pro rata portion of his annual bonus for the year in which his termination occurs (based on the portion of the year he was employed), (ii) time-based acceleration, with such time-based awards granted before February 22, 2018, remaining exercisable for one year following the date of termination of employment or until expiration of the option term, if earlier, and those granted on or following February 22, 2018, remaining exercisable for five years following the date of termination of employment, or until expiration of the term, if earlier and (iii) performance-based acceleration.
If Mr. Silvernail’s employment is terminated due to his retirement, he will receive (i) the time-based acceleration, with such time-based awards granted before February 22, 2018, remaining exercisable for one year following the date of termination of employment or until expiration of the option term, if earlier, and with those granted on or following February 22, 2018, remaining exercisable for five years following the date of termination of employment or until expiration of the option term, if earlier and (ii) performance-based acceleration.
If Mr. Silvernail’s employment is terminated by the Company without cause or by him for “good reason” (as defined in the Employment Agreement), in either case, in contemplation of or within the 24 month period following a change in control, then, subject to his execution and non-revocation of a general release of claims and his continued compliance with applicable restrictive covenants, he will receive (i) continuing salary payments and health benefits for 36 months following termination, (ii) a pro rata portion of his annual bonus for the year in which his termination occurs (based on the portion of the year he was employed), (iii) a payment equal to 300% of his base salary, payable over 36 months commencing approximately 60 days after his termination, (iv) fully accelerated vesting and immediate exercisability of all unvested time-based equity awards and (v) in lieu of performance-based acceleration, a cash payment in respect of all performance-based equity awards with respect to which he has not yet received payment, based on the performance level achieved with respect to the performance goal(s) under each such award from the beginning date of the performance period applicable thereto through such change in control, with such cash payment adjusted to reflect hypothetical earnings (equal to the lesser of the Barclays Long Aaa US Corporate Index or 120% of the applicable federal long-term rate, in each case, determined as of the first business day of November of the calendar year preceding the change in control and compounded) for the period between such change in control and the date of payment.
In addition, to the extent that any payment or benefit received in connection with a change in control would be subject to an excise tax under Section 4999 of the Internal Revenue Code, such payments and/or benefits will be subject to a “best pay cap” reduction if such reduction would result in a greater net after-tax benefit to Mr. Silvernail than receiving the full amount of such payments. The Employment Agreement contains confidentiality covenants by Mr. Silvernail, which apply indefinitely.
The foregoing description of Mr. Silvernail’s Employment Agreement is qualified in its entirety by reference to its terms, which is filed as Exhibit 10.5 to this Form 10-K.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.
Information under the headings “Election of Directors”; “Board Committees”; “Section 16(a) Beneficial Ownership Reporting Compliance”; and “Corporate Governance” in the 2018 Proxy Statement is incorporated into this Item 10 by reference. Information regarding executive officers of the Company is located in Part I, Item 1, of this report under the caption “Executive Officers of the Registrant.”
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

Item 11.        Executive Compensation.
Information under the heading “Executive Compensation” in the 2018 Proxy Statement is incorporated into this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information under the heading “Security Ownership” in the 2018 Proxy Statement is incorporated into this Item 12 by reference.
Equity Compensation Plan Information
Information with respect to the Company’s equity compensation plans as of December 31, 2017 is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by the Company’s stockholders	2,301,882	$71.07	4,911,112
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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
Information under the headings, “Corporate Governance” and “Board Committees” in the 2018 Proxy Statement is incorporated into this Item 13 by reference.

Item 14.        Principal Accountant Fees and Services.
Information under the heading “Principal Accountant Fees and Services” in the 2018 Proxy Statement is incorporated into this Item 14 by reference.

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
3. Exhibits
The exhibits filed with this report are listed on the “Exhibit Index.”
(B) Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of IDEX Corporation as amended to date

3.2	Amended and Restated By-Laws of IDEX Corporation (incorporated by reference to Exhibit No. 3.1 to the Current Report of IDEX on Form 8-K filed November 14, 2011, Commission File No. 1-10235)

4.1
Credit Agreement, dated as of June 23, 2015, among IDEX Corporation, Bank of America N.A. as Agent and Issuing Bank, and the Other Financial Institutions Party Hereto (incorporated by reference to Exhibit 10.1 to the Current Report of IDEX on Form 8-K filed June 25, 2015, Commission File No. 1-10235)

4.2
Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 6, 2010 (Debt Securities) (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K filed December 7, 2010, Commission File No. 1-10235)

4.3
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

4.5
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

10.2**	IDEX Corporation Form of Director Indemnification Agreement

10.3**
IDEX Corporation Amended and Restated Stock Option Plan for Outside Directors, adopted by resolution of the Board of Directors dated as of November 20, 2003 (incorporated by reference to Exhibit 10.6 (a) to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2003, Commission File No. 1-10235)

Exhibit Number	Description

10.4**
IDEX Corporation Incentive Award Plan (as amended and restated) (incorporated by reference to Appendix A of the Proxy Statement of IDEX on Schedule 14A, filed March 5, 2015, Commission File No. 1-10235)

10.5**	Amended and Restated Employment Agreement dated February 22, 2018 between IDEX Corporation and Andrew K. Silvernail

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

10.8**	IDEX Amended and Restated Non-Employee Director Compensation Policy, effective January 1, 2018

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

Exhibit Number	Description

10.19**	Amendment of Letter Agreement dated January 16, 2012, between IDEX Corporation and Jeffrey D. Bucklew, effective January 12, 2018
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

10.23**
Amendment to Letter Agreement dated September 24, 2015, between IDEX Corporation and Denise R. Cade, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended March 31, 2017, Commission File No. 1-10235)

10.24**
Amendment to Letter Agreement dated February 12, 2014, between IDEX Corporation and Eric D. Ashleman, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended March 31, 2017, Commission File No. 1-10235)

10.25**
Amendment to Letter Agreement dated December 30, 2016, between IDEX Corporation and William K. Grogan, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended March 31, 2017, Commission File No. 1-10235)

10.26**	Form of IDEX Corporation Performance Share Unit Award Agreement - Stock Settled, effective February 2018

10.27**	Form of IDEX Corporation Restricted Stock Award Agreement, effective February 2018

10.28**	Form of IDEX Corporation Restricted Stock Unit Agreement for Directors, effective February 2018

10.29**	Form of IDEX Corporation Performance Share Unit Award Agreement - Cash Settled, effective February 2018

10.30**	Form of IDEX Corporation Stock Option Agreement, effective February 2018

10.31**	Form of IDEX Corporation Stock Option Agreement - Cash Settled, effective February 2018

10.32**	Form of IDEX Corporation Restricted Stock Unit Award Agreement - Cash Settled, effective February 2018

10.33**	Form of IDEX Corporation Restricted Stock Unit Award Agreement, effective December 2015

10.34**	Form of IDEX Corporation Confidential Information, Work Product and Restrictive Covenant Agreement

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries of IDEX

23	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

***32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

***32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

****101
The following materials from IDEX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) the Consolidated Statements of Operations for the three years ended December 31, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2017, (iv) the Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2017, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2017, and (vi) Notes to the Consolidated Financial Statements.

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
Date: February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW K. SILVERNAIL	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Andrew K. Silvernail		February 22, 2018

/s/ WILLIAM K. GROGAN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
William K. Grogan		February 22, 2018

/s/ MICHAEL J. YATES	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Michael J. Yates		February 22, 2018

/s/ MARK A. BECK	Director
Mark A. Beck		February 22, 2018

/s/ MARK A. BUTHMAN	Director
Mark A. Buthman		February 22, 2018

/s/ WILLIAM M. COOK	Director
William M. Cook		February 22, 2018

/s/ KATRINA L. HELMKAMP	Director
Katrina L. Helmkamp		February 22, 2018

/s/ ERNEST J. MROZEK	Director
Ernest J. Mrozek		February 22, 2018

/s/ LIVINGSTON L. SATTERTHWAITE	Director
Livingston L. Satterthwaite		February 22, 2018

/s/ CYNTHIA J. WARNER	Director
Cynthia J. Warner		February 22, 2018