Form 10-Q
period 2018-03-31
IDEX CORP /DE/
filed 2018-04-30
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of April 24, 2018: 76,718,262.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$412,973	$375,950
Receivables, less allowance for doubtful accounts of $7,409 at March 31, 2018 and $7,764 at December 31, 2017	328,658	294,166
Inventories	283,876	259,724
Other current assets	43,781	74,203
Total current assets	1,069,288	1,004,043
Property, plant and equipment — net	267,130	258,350
Goodwill	1,722,768	1,704,158
Intangible assets — net	408,188	414,746
Other noncurrent assets	18,085	18,331
Total assets	$3,485,459	$3,399,628
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$157,291	$147,067
Accrued expenses	158,156	184,705
Short-term borrowings	835	258
Dividends payable	—	28,945
Total current liabilities	316,282	360,975
Long-term borrowings	859,731	858,788
Deferred income taxes	131,646	137,638
Other noncurrent liabilities	160,915	155,685
Total liabilities	1,468,574	1,513,086
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,124,036 shares at March 31, 2018 and 90,162,211 shares at December 31, 2017	902	902
Additional paid-in capital	722,844	716,906
Retained earnings	2,162,663	2,057,915
Treasury stock at cost: 13,240,743 shares at March 31, 2018 and 13,468,675 shares at December 31, 2017	(803,834)	(799,674)
Accumulated other comprehensive income (loss)	(65,690)	(89,507)
Total shareholders’ equity	2,016,885	1,886,542
Total liabilities and shareholders’ equity	$3,485,459	$3,399,628
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$612,324	$553,552
Cost of sales	335,672	302,611
Gross profit	276,652	250,941
Selling, general and administrative expenses	138,327	130,473
Restructuring expenses	1,642	4,797
Operating income	136,683	115,671
Other (income) expense - net	(4,449)	(308)
Interest expense	11,000	11,552
Income before income taxes	130,132	104,427
Provision for income taxes	31,174	28,528
Net income	$98,958	$75,899

Basic earnings per common share	$1.29	$0.99
Diluted earnings per common share	$1.27	$0.99

Share data:
Basic weighted average common shares outstanding	76,419	76,115
Diluted weighted average common shares outstanding	77,739	76,894
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$98,958	$75,899
Other comprehensive income (loss):
Reclassification adjustments for derivatives, net of tax	1,261	1,042
Pension and other postretirement adjustments, net of tax	1,413	1,124
Cumulative translation adjustment	27,578	21,050
Other comprehensive income (loss)	30,252	23,216
Comprehensive income	$129,210	$99,115
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2017	$717,808	$2,057,915	$(46,306)	$(29,154)	$(14,047)	$(799,674)	$1,886,542
Net income	—	98,958	—	—	—	—	98,958
Adjustment for adoption of ASU 2016-16	—	(645)	—	—	—	—	(645)
Adjustment for adoption of ASU 2018-02	—	6,435	—	(3,411)	(3,024)	—	—
Cumulative translation adjustment	—	—	27,578	—	—	—	27,578
Net change in retirement obligations (net of tax of $505)	—	—	—	1,413	—	—	1,413
Net change on derivatives designated as cash flow hedges (net of tax of $371)	—	—	—	—	1,261	—	1,261
Issuance of 227,932 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $2,934)	—	—	—	—	—	6,590	6,590
Shares surrendered for tax withholding	—	—	—	—	—	(10,750)	(10,750)
Share-based compensation	5,938	—	—	—	—	—	5,938
Balance, March 31, 2018	$723,746	$2,162,663	$(18,728)	$(31,152)	$(15,810)	$(803,834)	$2,016,885
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$98,958	$75,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,183	8,903
Amortization of intangible assets	10,871	11,789
Amortization of debt issuance expenses	332	329
Share-based compensation expense	7,652	6,159
Deferred income taxes	(2,041)	1,293
Non-cash interest expense associated with forward starting swaps	1,632	1,677
Changes in (net of the effect from acquisitions):
Receivables	(30,816)	(20,058)
Inventories	(21,116)	(2,761)
Other current assets	16,881	6,570
Trade accounts payable	8,215	5,188
Accrued expenses	(27,273)	(11,565)
Other — net	(1,749)	1,556
Net cash flows provided by operating activities	71,729	84,979
Cash flows from investing activities
Purchases of property, plant and equipment	(10,009)	(10,162)
Other — net	(184)	546
Net cash flows (used in) investing activities	(10,193)	(9,616)
Cash flows from financing activities
Borrowings under revolving credit facilities	—	13,000
Payments under revolving credit facilities	—	(80,224)
Dividends paid	(28,945)	(26,327)
Proceeds from stock option exercises	6,590	6,074
Purchases of common stock	—	(7,005)
Shares surrendered for tax withholding	(10,750)	(5,647)
Settlement of foreign exchange contracts	6,618	738
Net cash flows (used in) financing activities	(26,487)	(99,391)
Effect of exchange rate changes on cash and cash equivalents	1,974	4,159
Net increase (decrease) in cash	37,023	(19,869)
Cash and cash equivalents at beginning of year	375,950	235,964
Cash and cash equivalents at end of period	$412,973	$216,095

Supplemental cash flow information
Cash paid for:
Interest	$355	$760
Income taxes — net	10,942	5,888
Significant non-cash activities:
Capital expenditures for construction of new leased facility	5,801	—
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year.
The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Recently Adopted Accounting Standards
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires an entity to disclose its accounting policy related to releasing income tax effects from accumulated other comprehensive income (loss), whether it has elected to reclassify the stranded tax effects in accumulated other comprehensive income (loss) to retained earnings in the statement of shareholder’s equity and if it has elected to reclassify the stranded tax effects in accumulated other comprehensive income (loss) to retained earnings, what the reclassification encompasses. The Company early adopted this standard on a retrospective basis on January 1, 2018. The adoption resulted in an increase of $6.4 million to Retained earnings and a corresponding change of $6.4 million to Accumulated other comprehensive income (loss) at January 1, 2018.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends Accounting Standards Codification (“ASC”) 740, Income Taxes.  This ASU requires that the income tax consequences of an intra-entity asset transfer other than inventory are recognized at the time of the transfer. An entity will continue to recognize the income tax consequences of an intercompany transfer of inventory when the inventory is sold to a third party. The Company adopted this standard on a modified-retrospective basis on January 1, 2018. The adoption resulted in a decrease of $7.3 million to Other current assets, a decrease of $6.7 million to Deferred income taxes and a decrease of $0.6 million to Retained earnings at January 1, 2018.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a new five-step model for recognizing revenue from contracts with customers. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.
In 2016, we established an implementation team and analyzed the impact of the standard by surveying business units and performing extensive contract reviews to identify potential differences that may result from applying the requirements of the new standard. The contract reviews generally supported the recognition of revenue at a point in time, which is consistent with the current revenue recognition model used by most of our business units. As a result, revenue recognition remains unchanged under the new standard. For our business units that currently recognize revenue under a percentage of completion model, revenue recognition also remains unchanged as the contract reviews supported the recognition of revenue over time. The Company has implemented the appropriate changes to its processes, systems and controls to comply with the new guidance. The Company adopted this standard on January 1, 2018 using the modified retrospective approach applied to contracts that were not completed as of January1, 2018. The adoption of this standard did not have an impact on our condensed consolidated financial statements. The Company elected the following practical expedients: significant financing component, sales tax presentation, contract costs, shipping and handling activities, and disclosures. See Note 4 for further details on revenue.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard introduces a new lessee model that will require most leases to be recorded on the balance sheet and eliminates the required use of bright line tests in current U.S. GAAP for determining lease classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Companies are permitted to adopt the standard early and a modified retrospective application is permitted. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable.The Company is currently evaluating the impact of adopting the new guidance on its condensed consolidated financial statements.

2.    Acquisitions and Divestitures
All of the Company’s acquisitions have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition. The results of operations of the acquired companies have been included in the Company’s condensed consolidated results since the date of each acquisition.
The Company incurred $0.7 million and $0.1 million of acquisition-related transaction costs in the three months ended March 31, 2018 and 2017, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed.
2017 Acquisition
On December 8, 2017, the Company acquired the stock of thinXXS Microtechnology AG (“thinXXS”), a leader in the design, manufacture, and sale of microfluidic components serving the point of care, veterinary, and life science markets. The business was acquired to complement our existing CiDRA Precision Services business and expand on our microfluidic and nanofluidic capabilities. Headquartered in Zweibrücken, Germany, thinXXS operates in our Health & Science Technologies segment. thinXXS was acquired for cash consideration of $38.2 million and the assumption of $1.2 million of debt. The purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of the transaction were $25.0 million and $10.6 million, respectively. The goodwill is not deductible for tax purposes.
The Company made an initial allocation of the purchase price for the thinXXS acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy.  As the Company continues to obtain additional information about these assets and liabilities, and continues to learn more about the newly acquired business, we will refine the estimates of fair value and more

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period, as required.
2017 Divestiture
The Company periodically reviews its operations for businesses which may no longer be aligned with its strategic objectives and focuses on core business and customers. Any resulting gain or loss recognized due to divestitures is recorded within Loss (gain) on sale of businesses - net. The Company concluded that the divestiture that took place during the year ended December 31, 2017 did not meet the criteria for reporting discontinued operations.
On October 31, 2017, the Company completed the sale of its Faure Herman subsidiary for $21.8 million in cash, resulting in a pre-tax gain on the sale of $9.3 million which was recognized in the fourth quarter of 2017. There was no income tax expense associated with this transaction. The results of Faure Herman were reported within the Fluid & Metering Technologies segment through the date of sale.

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
The Fire & Safety/Diversified Products segment designs, produces and distributes firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.
Information on the Company’s business segments is presented below based on the nature of products and services offered. The Company evaluates performance based on several factors, of which sales, operating income, and operating margin are the primary financial measures. Intersegment sales are accounted for at fair value as if the sales were to third parties.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales
Fluid & Metering Technologies
External customers	$232,261	$216,655
Intersegment sales	72	115
Total segment sales	232,333	216,770
Health & Science Technologies
External customers	220,967	199,575
Intersegment sales	108	104
Total segment sales	221,075	199,679
Fire & Safety/Diversified Products
External customers	159,096	137,322
Intersegment sales	77	125
Total segment sales	159,173	137,447
Intersegment elimination	(257)	(344)
Total net sales	$612,324	$553,552
Operating income
Fluid & Metering Technologies	$66,166	$57,813
Health & Science Technologies	51,806	42,238
Fire & Safety/Diversified Products	39,554	32,626
Corporate office	(20,843)	(17,006)
Total operating income	136,683	115,671
Interest expense	11,000	11,552
Other (income) expense - net	(4,449)	(308)
Income before income taxes	$130,132	$104,427

	March 31, 2018	December 31, 2017
Assets
Fluid & Metering Technologies	$1,138,501	$1,101,580
Health & Science Technologies	1,339,090	1,323,373
Fire & Safety/Diversified Products	771,702	744,515
Corporate office	236,166	230,160
Total assets	$3,485,459	$3,399,628

4.    Revenue

IDEX is an applied solutions company specializing in the manufacture of fluid and metering technologies, health and science technologies, and fire, safety and other diversified products built to customers’ specifications. The Company’s products include industrial pumps, compressors, flow meters, injectors and valves, and related controls for use in a wide variety of process applications; precision fluidics solutions, including pumps, valves, degassing equipment, corrective tubing, fittings, and complex manifolds, optical filters and specialty medical equipment and devices for use in life science applications; precision-engineered equipment for dispensing, metering and mixing paints; and engineered products for industrial and commercial markets, including fire and rescue, transportation equipment, oil & gas, electronics and communications. The Company’s revenue is accounted for

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

under ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective method.
Revenue is recognized when control of the promised products or services is transferred to our customers in an amount that reflect the consideration we expect to be entitled to in exchange for transferring those products or providing those services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of each contract or arrangement with a customer.
Disaggregation of Revenue
We have a comprehensive offering of products, including technologies, built to customers’ specifications that are sold in niche markets throughout the world. We disaggregate our revenue from contracts with customers by reporting unit and geographical region for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Geographical region is based on the location of the customer. The following tables present our revenue disaggregated by reporting unit and geographical region.
Revenue by reporting unit was as follows:

Three Months Ended March 31, 2018
Energy	$38,759
Valves	26,029
Water	58,840
Pumps	80,666
Agriculture	28,039
Intersegment elimination	(72)
Fluid & Metering Technologies	232,261
Scientific Fluidics & Optics	99,507
Sealing Solutions	53,702
Gast	28,512
Micropump	9,298
Material Processing Technologies	30,056
Intersegment elimination	(108)
Health & Science Technologies	220,967
Fire & Safety	96,212
Band-It	27,474
Dispensing	35,487
Intersegment elimination	(77)
Fire & Safety/Diversified Products	159,096
Total net sales	$612,324

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Revenue by geographical region was as follows:

	Three Months Ended March 31, 2018
	FMT	HST	FSDP	IDEX
U.S.	$133,153	$93,808	$72,497	$299,458
Europe	43,599	73,779	47,119	164,497
Asia	26,398	44,548	24,233	95,179
Rest of world (1)	29,183	8,940	15,324	53,447
Intersegment elimination	(72)	(108)	(77)	(257)
Total net sales	$232,261	$220,967	$159,096	$612,324

(1) Rest of world includes: North America excluding U.S., South America, Middle East, Australia and Africa.

Contract Balances
The timing of revenue recognition, billings and cash collections results in customer receivables, advance payments and billings in excess of revenue recognized. Customer receivables include amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables on our Condensed Consolidated Balance Sheets. Amounts are billed in accordance with contractual terms or as work progresses in accordance with contractual terms. Unbilled amounts arise when the timing of billing differs from the timing of revenue recognized, such as when contract provisions require specific milestones to be met before a customer can be billed. Unbilled amounts primarily relate to performance obligations satisfied over time when the cost-to-cost method is utilized and the revenue recognized exceeds the amount billed to the customer as there is not yet a right to payment in accordance with contractual terms. Unbilled amounts are recorded as a contract asset when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Customer receivables are recorded at face amounts less an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses as a result of customers’ inability to make required payments. Management evaluates the aging of the customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of customer receivables that may not be collected in the future and records the appropriate provision.
The composition of Customer receivables was as follows:

	March 31, 2018	January 1, 2018
Billed receivables	$318,305	$285,800
Unbilled receivables	13,296	11,996
Total customer receivables	$331,601	$297,796

Advance payments and billings in excess of revenue recognized are included in Deferred revenue which is classified as current or noncurrent based on the timing of when we expect to recognize revenue. The current portion is included in Accrued expenses and the noncurrent portion is included in Other noncurrent liabilities on our Condensed Consolidated Balance Sheets. Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations satisfied over time. Billings in excess of revenue recognized primarily relate to performance obligations satisfied over time when the cost-to-cost method is utilized and revenue cannot yet be recognized as the Company has not completed the corresponding performance obligation. We generally receive advance payments from customers related to maintenance services which we recognize ratably over the service term. Contract liabilities are derecognized when revenue is recognized and the performance obligation is satisfied.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The composition of Deferred revenue was as follows:

	March 31, 2018	January 1, 2018
Deferred revenue - current	$12,586	$11,031
Deferred revenue - noncurrent	3,489	3,297
Total deferred revenue	$16,075	$14,328
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For our contracts that require complex design, manufacturing and installation activities that are not separately identifiable from other promises in the contract and, therefore, not distinct, the entire contract is accounted for as a single performance obligation. For our contracts that include distinct products or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct products or services. Certain of our contracts have multiple performance obligations for which we allocate the transaction price to each performance obligation using an estimate of the standalone selling price of each distinct product or service in the contract. For product sales, each product sold to a customer generally represents a distinct performance obligation. In such cases, the observable standalone sales are used to determine the standalone selling price. In certain cases, we may be required to estimate standalone selling price using the expected cost plus margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct product or service.
Our performance obligations are satisfied at a point in time or over time as work progresses. Performance obligations are supported by contracts with customers that provide a framework for the nature of the distinct products, services or bundle of products and services. We define service revenue as revenue from activities that are not associated with the design, development or manufacture of a product or the delivery of a software license.
Revenue from products and services transferred to customers at a point in time represented 95% of our revenue in the first three months of 2018. The revenue recognized at a point in time relates to the sale of the majority of our products. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.
Revenue from products and services transferred to customers over time represented 5% of our revenue in the first three months of 2018. Revenue earned by certain business units within the Water, Energy, Material Processing Technologies (“MPT”) and Dispensing reporting units is recognized over time because control transfers continuously to our customers. When accounting for over-time contracts, we use an input measure to determine the extent of progress towards completion of the performance obligation. For certain business units within the Water, Energy and MPT reporting units, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method). We believe this measure of progress best depicts the transfer of assets to the customer which occurs as we incur costs on our contracts. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. Contract costs include labor, material and overhead. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. For certain business units within the Energy and Dispensing reporting units, revenue is recognized ratably over the contract term.
As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our estimates regularly. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised. Such revisions to costs and income are recognized in the period in which the revisions are determined as a cumulative catch-up adjustment. The impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. If at any time the estimate of contract

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

profitability indicates an anticipated loss on the contract, we recognize provisions for estimated losses on uncompleted contracts in the period in which such losses are determined.
The Company records allowances for discounts, product returns and customer incentives at the time of sale as a reduction of revenue as such allowances can be reliably estimated based on historical experience and known trends. The Company also offers product warranties (primarily assurance-type) and accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, warranty costs incurred and any other related information known to the Company.

5.    Earnings Per Common Share
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
Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended March 31,
	2018	2017
Basic weighted average common shares outstanding	76,419	76,115
Dilutive effect of stock options, restricted stock and performance share units	1,320	779
Diluted weighted average common shares outstanding	77,739	76,894
Options to purchase approximately 0.3 million and 0.3 million shares of common stock for the three months ended March 31, 2018 and 2017, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.

6.    Inventories
The components of inventories as of March 31, 2018 and December 31, 2017 were:

	March 31, 2018	December 31, 2017
Raw materials and component parts	$180,440	$169,676
Work in process	37,149	33,668
Finished goods	66,287	56,380
Total inventories	$283,876	$259,724
Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and factory overhead, is determined on a FIFO basis.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

7.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2018, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Balance at December 31, 2017	$586,064	$740,032	$378,062	$1,704,158
Foreign currency translation	3,661	8,879	4,953	17,493
Acquisition adjustments	—	1,117	—	1,117
Balance at March 31, 2018	$589,725	$750,028	$383,015	$1,722,768
ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first three months of 2018, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of our annual impairment test at October 31, 2017, all reporting units had fair values in excess of their carrying values.
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2018 and December 31, 2017:

	At March 31, 2018				At December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$9,644	$(7,355)	$2,289	11	$9,633	$(7,143)	$2,490
Trade names	118,575	(52,945)	65,630	16	117,206	(50,604)	66,602
Customer relationships	308,857	(120,749)	188,108	13	317,316	(124,566)	192,750
Unpatented technology	92,759	(31,743)	61,016	13	91,166	(29,428)	61,738
Other	700	(455)	245	10	839	(573)	266
Total amortized intangible assets	530,535	(213,247)	317,288		536,160	(212,314)	323,846
Indefinite-lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$621,435	$(213,247)	$408,188		$627,060	$(212,314)	$414,746
The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. In the first three months of 2018, there were no events or circumstances that would have required an interim impairment test. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.
Amortization of intangible assets was $10.9 million and $11.8 million for the three months ended March 31, 2018 and 2017, respectively. Based on the intangible asset balances as of March 31, 2018, amortization expense is expected to approximate $28.1 million for the remaining nine months of 2018, $35.8 million in 2019, $35.0 million in 2020, $33.7 million in 2021 and $32.0 million in 2022.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

8.    Accrued Expenses
The components of accrued expenses as of March 31, 2018 and December 31, 2017 were:

	March 31, 2018	December 31, 2017
Payroll and related items	$60,647	$75,869
Management incentive compensation	6,637	24,320
Income taxes payable	24,800	28,033
Insurance	9,764	9,424
Warranty	6,239	6,281
Deferred revenue	12,586	11,031
Restructuring	3,415	4,180
Liability for uncertain tax positions	1,484	1,745
Accrued interest	10,440	1,759
Other	22,144	22,063
Total accrued expenses	$158,156	$184,705

9.    Other Noncurrent Liabilities
The components of other noncurrent liabilities as of March 31, 2018 and December 31, 2017 were:

	March 31, 2018	December 31, 2017
Pension and retiree medical obligations	$100,491	$99,646
Transition tax payable	27,877	27,877
Liability for uncertain tax positions	1,047	1,047
Deferred revenue	3,489	3,297
Liability for construction of new leased facility	5,801	—
Other	22,210	23,818
Total other noncurrent liabilities	$160,915	$155,685

10.    Borrowings
Borrowings at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Revolving Facility	$11,079	$10,740
4.5% Senior Notes, due December 2020	300,000	300,000
4.2% Senior Notes, due December 2021	350,000	350,000
3.2% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
Other borrowings	2,409	1,446
Total borrowings	863,488	862,186
Less current portion	835	258
Less deferred debt issuance costs	2,052	2,204
Less unaccreted debt discount	870	936
Total long-term borrowings	$859,731	$858,788

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

On June 13, 2016, the Company completed a private placement of $100 million aggregate principal amount of 3.20% Senior Notes due June 13, 2023 and $100 million aggregate principal amount of 3.37% Senior Notes due June 13, 2025 (collectively, the “Notes”) pursuant to a Note Purchase Agreement dated June 13, 2016 (the “Purchase Agreement”). Each series of Notes bears interest at the stated amount per annum, which is payable semi-annually in arrears on each June 13th and December 13th. The Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other unsecured, unsubordinated debt. The Company may at any time prepay all, or any portion of the Notes provided that such portion is greater than 5% of the aggregate principal amount of Notes then outstanding. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole amount. In addition, the Company may repurchase the Notes by making an offer to all holders of the Notes, subject to certain conditions.
The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, incur indebtedness, create liens, transact with affiliates and engage in certain mergers or consolidations or other change of control transactions. In addition, the Company must comply with a leverage ratio and interest coverage ratio, as further described below, and the Purchase Agreement also limits the outstanding principal amount of priority debt that may be incurred by the Company to 15% of consolidated assets. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all of the outstanding Notes will become due and payable immediately without further action or notice. In the case of payment event of default, any holder of the Notes affected thereby may declare all the Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the Notes may declare all of the Notes to be due and payable immediately.
On June 23, 2015, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement replaced the Company’s existing five-year, $700 million credit agreement dated as of June 27, 2011, which was due to expire on June 27, 2016.
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
Borrowings under the Credit Agreement bear interest at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at March 31, 2018, the applicable margin was 1.10%. Given the fact that LIBOR was negative at March 31, 2018, the default interest rate is equal to the applicable margin, resulting in a weighted average interest rate of 1.12% at March 31, 2018. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing or quarterly from the effective date for borrowings exceeding three months.
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

IDEX CORPORATION
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
At March 31, 2018, $11.1 million was outstanding under the Revolving Facility, with $8.0 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at March 31, 2018 of approximately $680.9 million.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA. At March 31, 2018, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

11.    Derivative Instruments
The Company enters into cash flow hedges from time to time to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include foreign currency exchange contracts designed to minimize the earnings impact on certain intercompany loans and interest rate exchange agreements that effectively convert a portion of floating-rate debt to fixed-rate debt and are designed to reduce the impact of interest rate changes on future interest expense.
The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized into net income during the period of change. See Note 14 for the amount of loss reclassified into income for interest rate contracts for the three months ended March 31, 2018 and 2017. As of March 31, 2018, the Company did not have any interest rate contracts outstanding.
In 2010 and 2011, the Company entered into two separate forward starting interest rate exchange agreements in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year term of the debt instruments. Approximately $6.4 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at March 31, 2018 will be recognized in net income over the next 12 months as the underlying hedged transactions are realized.
At March 31, 2018, the Company had outstanding foreign currency exchange contracts with a combined notional value of €180 million that have not been designated as hedges for accounting purposes. These contracts are used to minimize the economic impact and reduce the variability on earnings due to foreign currency fluctuations between the Swiss Franc and the Euro associated with certain intercompany loans that were established in conjunction with the SFC Koenig acquisition. The change in the fair value of the foreign currency exchange contracts and the corresponding foreign currency gain or loss on the revaluation of the intercompany loans are both recorded through earnings each period as incurred within Other (income) expense - net in the Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2018 and 2017, the Company recorded gains of $1.2 million and $0.4 million, respectively, within Other (income) expense - net related to these foreign currency exchange contracts. During the three months ended March 31, 2018 and 2017, the Company recorded a foreign currency transaction loss of $1.2 million and $0.4 million, respectively, within Other (income) expense - net related to these intercompany loans.
The foreign currency exchange contracts are settled in cash approximately every 90 days, with the proceeds recorded within Financing Activities on the Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2018, the Company received $6.6 million in settlement of the foreign currency exchange contracts. The Company repaid the underlying intercompany loans in April 2018 and thus did not extend the foreign currency exchange contracts when they expired.
Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table sets forth the fair value amounts of derivative instruments held by the Company as of March 31, 2018 and December 31, 2017:

	Fair Value Assets
	March 31, 2018	December 31, 2017	Balance Sheet Caption
Foreign currency exchange contracts	$362	$5,779	Other current assets

12.    Fair Value Measurements
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
The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheets at March 31, 2018 and December 31, 2017:

	Basis of Fair Value Measurements
	Balance at March 31, 2018	Level 1	Level 2	Level 3
Available for sale securities	$6,771	$6,771	$—	$—
Foreign currency exchange contracts	362	—	362	—

	Basis of Fair Value Measurements
	Balance at December 31, 2017	Level 1	Level 2	Level 3
Available for sale securities	$6,742	$6,742	$—	$—
Foreign currency exchange contracts	5,779	—	5,779	—
There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2018 or the year ended December 31, 2017.
The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At March 31, 2018, the fair value of the outstanding indebtedness under our Revolving Facility, 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes and 4.2% Senior Notes, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $874.2 million compared to the carrying value of $860.6 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

13.    Restructuring
During the first quarter of 2018, the Company recorded restructuring costs of $1.6 million as part of restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The restructuring costs included severance benefits and exit costs. The costs incurred related to these initiatives were included in Restructuring expenses in the Condensed Consolidated

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Statements of Operations while the related accruals were included in Accrued expenses in the Condensed Consolidated Balance Sheets. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of asset disposals or impairments and lease exit and contract termination costs.
Pre-tax restructuring expenses by segment for the three months ended March 31, 2018 are as follows:

	Severance Costs	Exit Costs	Total
Fluid & Metering Technologies	$143	$—	$143
Health & Science Technologies	967	92	1,059
Fire & Safety/Diversified Products	100	—	100
Corporate/Other	340	—	340
Total restructuring costs	$1,550	$92	$1,642
Restructuring accruals of $3.4 million and $4.2 million at March 31, 2018 and December 31, 2017, respectively, are recorded in Accrued expenses in the Condensed Consolidated Balance Sheets. Severance benefits are expected to be paid by the end of the year using cash from operations. The changes in the restructuring accrual for the three months ended March 31, 2018 are as follows:

Restructuring
Balance at January 1, 2018	$4,180
Restructuring expenses	1,642
Payments, utilization and other	(2,407)
Balance at March 31, 2018	$3,415

14.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$27,578	$—	$27,578	$21,050	$—	$21,050
Pension and other postretirement adjustments	1,918	(505)	1,413	1,676	(552)	1,124
Reclassification adjustments for derivatives	1,632	(371)	1,261	1,677	(635)	1,042
Total other comprehensive income (loss)	$31,128	$(876)	$30,252	$24,403	$(1,187)	$23,216

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) to net income during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Pension and other postretirement plans:
Amortization of service cost	$1,918	$1,676
Total before tax	1,918	1,676
Provision for income taxes	(505)	(552)
Total net of tax	$1,413	$1,124
Derivatives:
Reclassification adjustments	$1,632	$1,677
Total before tax	1,632	1,677
Provision for income taxes	(371)	(635)
Total net of tax	$1,261	$1,042

The Company recognizes the service cost component in both Selling, general and administrative expenses and Cost of sales in the Condensed Consolidated Statements of Operations, depending on the functional area of the underlying employees included in the plans.

15.    Common and Preferred Stock
On December 1, 2015, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the three months ended March 31, 2017, the Company repurchased a total of 82 thousand shares at a cost of $7.6 million, of which $0.6 million was settled in April 2017. The Company did not repurchase any shares during the three months ended March 31, 2018. As of March 31, 2018, the amount of share repurchase authorization remaining was $550.9 million.
At March 31, 2018 and December 31, 2017, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at March 31, 2018 or December 31, 2017.

16.    Share-Based Compensation

Stock Options
Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended March 31,
	2018	2017
Weighted average fair value of grants	$37.96	$24.11
Dividend yield	1.07%	1.45%
Volatility	28.49%	29.41%
Risk-free interest rate	2.01% - 3.17%	0.82% - 3.04%
Expected life (in years)	5.78	5.83

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for stock options is as follows:

	Three Months Ended March 31,
	2018	2017
Cost of goods sold	$206	$186
Selling, general and administrative expenses	2,524	2,284
Total expense before income taxes	2,730	2,470
Income tax benefit	(470)	(747)
Total expense after income taxes	$2,260	$1,723
A summary of the Company’s stock option activity as of March 31, 2018, and changes during the three months ended March 31, 2018, are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,924,683	$71.07	6.87	$117,209,218
Granted	300,495	138.12
Exercised	(104,754)	62.91
Forfeited	(16,746)	90.72
Outstanding at March 31, 2018	2,103,678	$80.90	7.12	$129,612,247
Vested and expected to vest as of March 31, 2018	1,967,982	$79.10	6.99	$124,784,752
Exercisable at March 31, 2018	1,149,993	$63.95	5.77	$90,343,139

Restricted Stock
Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of March 31, 2018, and changes during the three months ended March 31, 2018, are presented as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	182,023	$83.37
Granted	28,555	138.06
Vested	(52,650)	78.82
Forfeited	(3,250)	84.78
Unvested at March 31, 2018	154,678	$94.98
Dividends are paid on restricted stock awards whose fair value is equal to the market price of the Company’s stock at the date of the grant.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for restricted shares is as follows:

	Three Months Ended March 31,
	2018	2017
Cost of goods sold	$156	$152
Selling, general and administrative expenses	1,289	1,253
Total expense before income taxes	1,445	1,405
Income tax benefit	(257)	(439)
Total expense after income taxes	$1,188	$966

Cash-Settled Restricted Stock
The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. A summary of the Company’s unvested cash-settled restricted stock activity as of March 31, 2018, and changes during the three months ended March 31, 2018, are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2018	94,730	$131.97
Granted	25,880	138.12
Vested	(24,935)	136.83
Forfeited	(1,310)	142.51
Unvested at March 31, 2018	94,365	$142.51
Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended March 31,
	2018	2017
Cost of goods sold	$413	$248
Selling, general and administrative expenses	1,204	430
Total expense before income taxes	1,617	678
Income tax benefit	(159)	(142)
Total expense after income taxes	$1,458	$536

IDEX CORPORATION
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

	Three Months Ended March 31,
	2018	2017
Weighted average fair value of grants	$216.59	$115.74
Dividend yield	—%	—%
Volatility	17.42%	17.36%
Risk-free interest rate	2.40%	1.45%
Expected life (in years)	2.85	2.85
 A summary of the Company’s performance share unit activity as of March 31, 2018, and changes during the three months ended March 31, 2018, are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	136,870	$113.81
Granted	52,375	216.59
Vested	—	—
Forfeited	(2,385)	134.85
Unvested at March 31, 2018	186,860	$142.57
On December 31, 2017, 62,755 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2017, the Company achieved a 239% payout factor and issued 143,897 shares in February 2018.
Total compensation cost for performance share units is as follows:

	Three Months Ended March 31,
	2018	2017
Cost of goods sold	$—	$—
Selling, general and administrative expenses	1,860	1,606
Total expense before income taxes	1,860	1,606
Income tax benefit	(317)	(507)
Total expense after income taxes	$1,543	$1,099
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Condensed Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.
As of March 31, 2018, there was $19.0 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.6 years, $6.5 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.2 years, $5.9 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.2 years, and $13.7 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.2 years.

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

	Pension Benefits
	Three Months Ended March 31,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$254	$545	$254	$482
Interest cost	653	361	660	308
Expected return on plan assets	(983)	(290)	(944)	(264)
Net amortization	685	330	642	382
Net periodic benefit cost	$609	$946	$612	$908

	Other Postretirement Benefits
	Three Months Ended March 31,
	2018	2017
Service cost	$168	$152
Interest cost	203	204
Net amortization	(184)	(198)
Net periodic benefit cost	$187	$158
The Company previously disclosed in its financial statements for the year ended December 31, 2017, that it expected to contribute approximately $5.5 million to its defined benefit plans and $0.1 million to its other postretirement benefit plans in 2018. During the first three months of 2018, the Company contributed a total of $0.7 million to fund these plans and expects to contribute an additional $5.0 million to $20.0 million in the remaining nine months of 2018.

18.    Legal Proceedings

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

19.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $31.2 million in the three months ended March 31, 2018 from $28.5 million in the same period of 2017. The effective tax rate decreased to 24.0% for the three months ended March 31, 2018 compared to 27.3% in the same period of 2017 due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) as well as excess tax benefits related to share-based compensation, partially offset by the new Global Intangible Low-Taxed Income (“GILTI”) provision, discrete income tax expense due to the impact of IRS Revenue Procedure 2018-17 and IRS Notice 2018-26 as well as the mix of global pre-tax income among jurisdictions.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Because the changes included in the Tax Act are broad and complex, on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in the Company’s interpretations and assumptions, additional guidance that may be issued by the either the Internal Revenue Service or the U.S. Department of Treasury, and actions the Company may take. The Company is continuing to gather additional information to determine the final impact. While the Company was able to make reasonable estimates of certain impacts (and therefore, recorded provisional adjustments), the Company’s accounting for the following elements of the Tax Act, for the three months ended March 31, 2018, is incomplete as follows:

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. The Company recorded a provisional decrease in its deferred tax liability of $40.6 million, with a corresponding adjustment to deferred income tax benefit of $40.6 million for the year ended December 31, 2017. While the Company is able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the Tax Act which are still ongoing, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. For the three months ended March 31, 2018, the Company has not made adjustments to the deferred tax liability and corresponding deferred income tax benefit recorded December 31, 2017.

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $30.3 million for the year ended December 31, 2017. During the past quarter, the IRS released Revenue Procedure 2018-17 and Notice 2018-26 which increased the provisional Transition Tax by $0.1 million. Therefore, as of March 31, 2018 the Company had recorded a provisional Transition Tax obligation of $30.4 million. The Company is continuing to gather additional information to more precisely compute the amount of Transition Tax.

Removal of permanent reinvestment representation on certain undistributed foreign earnings: As a result of the enactment of the Tax Act, the Company has decided to remove the Permanent Reinvestment Representation with respect to certain of its subsidiaries in Canada, Italy, and Germany, as of December 31, 2017. Under the mandatory repatriation provisions of the Tax Act, post-1986 undistributed earnings were taxed in the U.S. as if they were distributed before December 31, 2017. However, with the removal of the permanent reinvestment representation with respect to select subsidiaries in Canada, Italy, and Germany, the non-creditable withholding taxes and any local country taxes associated with future dividends from these subsidiaries are required to be recorded as deferred tax liabilities as of the end of 2017. The Company recorded a provisional increase in its deferred tax liability of $9.2 million, with a corresponding adjustment to deferred income tax expense of $9.2 million for the year ending December 31, 2017. The Company is considering removal of the permanent reinvestment representation with respect to its remaining subsidiaries, which it estimates would result in an additional $8.2 million increase in its deferred tax liability. For the three months ended March 31, 2018, the Company has not made changes to the provisional amount relating to the permanent reinvestment representations made at December 31, 2017.

Global intangible low taxed income: The Tax Act creates a new requirement that certain income (i.e.,GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the U.S. shareholder’s “net CFC tested income” over the net deemed intangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. In January 2018, FASB released guidance on the accounting for the GILTI tax. The guidance indicates that either accounting for deferred taxes related to GILTI tax inclusions or treating the GILTI tax as a period cost are acceptable methods subject to an accounting policy election. Because of the complexity

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Fire & Safety/Diversified Products segment designs, produces and distributes firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications, and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.
Management’s primary measurements of segment performance are sales, operating income, and operating margin. In addition, due to the highly acquisitive nature of the Company, the determination of operating income includes amortization of acquired intangible assets and as a result, management reviews depreciation and amortization as a percentage of sales. These measures are monitored by management and significant changes in operating results versus current trends in end markets and variances from forecasts are analyzed with segment management.
This report references organic sales, a non-GAAP measure, that refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States but excludes (1) the impact of foreign currency translation and (2) sales from acquired or divested businesses during the first twelve months of ownership or divestiture. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long term performance difficult due to the varying nature, size and number of transactions from period to period and between the Company and its peers.
EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across our three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within our industry. Management believes EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”
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
Some of our key financial results for the three months ended March 31, 2018 when compared to the same period from the prior year are as follows:

•	Sales of $612 million increased 11%; organic sales (which excludes acquisitions, divestitures and foreign currency translation) were up 7%.

•	Operating income of $137 million increased 18%. Adjusted operating income of $138 million, adjusted for $2 million of restructuring expenses in the first three months of 2018, increased 15%.

•	Net income of $99 million increased 30%. Adjusted net income of $100 million, adjusted for $1 million of restructuring expenses, net of tax benefit, in the first three months of 2018, increased 27%.

•	EBITDA of $162 million was 26% of sales and covered interest expense by more than 15 times. Adjusted EBITDA of $164 million was 27% of sales and covered interest expense by 15 times.

•	Diluted EPS of $1.27 increased 28 cents, or 28%. Adjusted EPS of $1.29 increased 26 cents, or 25%.

Given the Company’s current outlook, we are projecting second quarter 2018 EPS in the range of $1.30 to $1.32 with full year 2018 adjusted EPS of $5.05 to $5.20. We are also projecting second quarter and full year organic revenue growth expectations to be in the range of 5% to 6%.

Results of Operations
The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2018 and 2017. Segment operating income and EBITDA exclude unallocated corporate operating expenses of $20.8 million and $17.0 million, respectively, for the three months ended March 31, 2018 and 2017.

Consolidated Results for the Three Months Ended March 31, 2018 Compared with the Same Period of 2017

(In thousands)	Three Months Ended March 31,
	2018	2017
Net sales	$612,324	$553,552
Operating income	136,683	115,671
Operating margin	22.3%	20.9%
For the three months ended March 31, 2018, Fluid & Metering Technologies contributed 38% of sales, 42% of operating income and 39% of EBITDA; Health & Science Technologies contributed 36% of sales, 33% of operating income and 35% of EBITDA; and Fire & Safety/Diversified Products contributed 26% of sales, 25% of operating income and 26% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.
Sales in the first three months of 2018 were $612.3 million, which was an 11% increase compared to the same period last year. This reflects a 7% increase in organic sales and a 4% favorable impact from foreign currency translation. Sales to customers outside the U.S. represented approximately 51% of total sales in the first three months of 2018 compared with 49% during the same period in 2017.
Gross profit of $276.7 million in the first three months of 2018 increased $25.7 million, or 10%, from the same period in 2017, mainly due to increased sales volume. Gross margin of 45.2% in the first three months of 2018 decreased 10 basis points from 45.3% during the same period in 2017, primarily due to continued engineering investments.
Selling, general and administrative expenses increased to $138.3 million in the first three months of 2018 from $130.5 million during the same period in 2017. The increase is primarily due to higher variable compensation, consulting expenses, and volume related expenses. Corporate costs increased to $20.5 million in the first three months of 2018 compared to $16.9 million in the first three months of 2017 as a result of higher share-based compensation expense, pension expense and outside consulting costs related to M&A and income taxes. As a percentage of sales, selling, general and administrative expenses were 22.6% for the first three months of 2018, down 90 basis points compared to 23.5% during the same period in 2017.
Operating income of $136.7 million in the first three months of 2018 was up from the $115.7 million recorded during the same period in 2017 and operating margin of 22.3% was up from 20.9% recorded in the same period in 2017. The increases in operating income and margin are primarily due to higher volume and productivity initiatives.
Other (income) expense - net was $4.4 million of income in the first three months of 2018 up from $0.3 million of income in the same period in 2017, primarily due to higher foreign currency transaction gains in 2018 as a result of the removal of the ASC 830 representation with respect to certain intercompany loans between the Company’s foreign subsidiaries on December 31, 2017.
Interest expense of $11.0 million in the first three months of 2018 was down from $11.6 million in 2017 due to lower borrowings on the revolving credit facility.
Provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $31.2 million in the three months ended March 31, 2018 from $28.5 million in the same period of 2017. The effective tax rate decreased to 24.0% for the three months ended March 31, 2018 compared to 27.3% in the same period of 2017 due to the enactment of the Tax Act as well as excess tax benefits related to share-based compensation, partially offset by the new GILTI provision, discrete income tax expense due to the impact of IRS Revenue Procedure 2018-17 and IRS Notice 2018-26 as well as the mix of global pre-tax income among jurisdictions.

Net income in the first three months of 2018 of $99.0 million increased from $75.9 million during the same period in 2017. Diluted earnings per share in the first three months of 2018 of $1.27 increased $0.28, or 28%, compared with the same period in 2017.
Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended March 31,
	2018	2017
Net sales	$232,333	$216,770
Operating income	66,166	57,813
Operating margin	28.5%	26.7%
Sales of $232.3 million increased $15.6 million, or 7%, in the first three months of 2018 compared with the same period in 2017. This reflects a 5% increase in organic sales and a 3% favorable impact from foreign currency translation, partially offset by a 1% decrease from a divestiture (Faure Herman - October 2017). In the first three months of 2018, sales increased 4% domestically and increased 12% internationally compared to the same period in 2017. Sales to customers outside the U.S. were approximately 43% of total segment sales during the first three months of 2018 compared with 41% during the same period in 2017.
Sales within our Pumps platform increased in the first three months of 2018 compared to the same period in 2017 due to strength in the oil & gas end market and LACT (lease automatic custody transfer) products as well as strength in the North American industrial distribution market. Sales within our Agriculture platform increased in the first three months of 2018 compared to the same period in 2017 due to higher pre-season backlog compared to the prior year. Sales within our Valves platform were down slightly in the first three months of 2018 compared to the same period in 2017 primarily due to project delays, which were offset by strong demand within the chemical end market in Europe and Asia. Sales within our Water platform increased in the first three months of 2018 compared to the same period in 2017 due to strong international sales and increased project demand. Sales within our Energy platform decreased in the first three months of 2018 compared to the same period in 2017 primarily as a result of the divestiture of our Faure Herman business, partially offset by strong truck builds and recovery in the global aviation market.
Operating income and operating margin of $66.2 million and 28.5%, respectively, in the first three months of 2018 were higher than the $57.8 million and 26.7%, respectively, recorded in the first three months of 2017, primarily due to higher volume, productivity initiatives and the impact of higher restructuring expenses in the prior year.
Health & Science Technologies Segment

(In thousands)	Three Months Ended March 31,
	2018	2017
Net sales	$221,075	$199,679
Operating income	51,806	42,238
Operating margin	23.4%	21.2%
Sales of $221.1 million increased $21.4 million, or 11%, in the first three months of 2018 compared with the same period in 2017. This reflects a 6% increase in organic sales, a 1% increase from an acquisition (thinXXS - December 2017) and a 4% favorable impact from foreign currency translation. In the first three months of 2018, sales increased 4% domestically and increased 16% internationally compared to the same period in 2017. Sales to customers outside the U.S. were approximately 58% of total segment sales during the first three months of 2018 compared with 55% during the same period in 2017.
Sales within our Material Processing Technologies platform increased in the first three months of 2018 compared to the same period in 2017 primarily due to timing of several large projects in the first quarter of 2018 and continued demand within the pharmaceutical end market in Asia, partially offset by the impact of strategic changes in product focus which resulted in discontinued products in 2017. Sales within our Scientific Fluidics & Optics platform increased in the first three months of 2018 compared to the same period in 2017 due to new product introductions, market share wins and strong demand across our end markets, including IVD, biotechnology, semiconductor and defense. Sales within our Sealing Solutions platform increased in the first three months of 2018 compared to the same period in 2017 due to the extremely strong global demand in the semiconductor end market and strength in the energy end market. Sales within our Gast platform increased in the first three months of 2018 compared to the same period in 2017 primarily due to the impact of OEM tailwinds and higher distribution volume. Sales within our Micropump platform increased in the first three months of 2018 compared to the same period in 2017 due to increasing demand in the printing end market.

Operating income of $51.8 million in the first three months of 2018 was up from the $42.2 million recorded in the same period of 2017, primarily due to the thinXXS acquisition, higher volume and productivity initiatives as well as higher 2017 restructuring expenses related to site consolidations. Operating margin of 23.4% in the first three months of 2018 was up from the 21.2% recorded in the same period of 2017 primarily due to volume and productivity initiatives as well as higher 2017 restructuring expenses related to site consolidations.
Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended March 31,
	2018	2017
Net sales	$159,173	$137,447
Operating income	39,554	32,626
Operating margin	24.8%	23.7%
Sales of $159.2 million increased $21.7 million, or 16%, in the first three months of 2018 compared with the same period in 2017. This reflects a 9% increase in organic revenue and a 7% favorable impact from foreign currency translation. In the first three months of 2018, sales increased 9% domestically and increased 22% internationally compared with the same period in 2017. Sales to customers outside the U.S. were approximately 55% of total segment sales in the first three months of 2018 and 52% during the same period in 2017.
Sales within our Dispensing platform increased compared to the first three months of 2017 due to strong global demand led by the U.S. and Asia. Sales within our Band-It platform increased compared to the first three months of 2017 due to market share gain in all global regions, strength in the energy, automotive and industrial end markets, and several large project wins. Sales within our Fire & Safety platform increased compared to the first three months of 2017 primarily due to OEM and distribution strength as well as strength in the U.S. and European markets and government funding initiatives in Asia resulting in increased demand.
Operating income of $39.6 million in the first three months of 2018 was higher than the $32.6 million recorded in the same period of 2017 and operating margin of 24.8% recorded in the first three months of 2018 was higher than the 23.7% recorded for the same period in 2017, primarily due to increased volume and productivity initiatives.

Liquidity and Capital Resources
Operating Activities
Cash flows from operating activities for the first three months of 2018 decreased $13.3 million, or 16%, to $71.7 million compared to the first three months of 2017 due to higher working capital as a result of the timing of sales and stronger than expected demand as well as higher variable compensation payments, partially offset by higher net income. At March 31, 2018, working capital was $753.0 million and the Company’s current ratio was 3.4 to 1. At March 31, 2018, the Company’s cash and cash equivalents totaled $413.0 million, of which $253.1 million was held outside of the United States.
Investing Activities
Cash flows used in investing activities for the first three months of 2018 increased $0.6 million to $10.2 million compared to the same period in 2017.
Cash flows from operations were more than adequate to fund capital expenditures of $10.0 million and $10.2 million in the first three months of 2018 and 2017, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.
Financing Activities
Cash flows used in financing activities for the first three months of 2018 were $26.5 million compared to $99.4 million in the same period of 2017, primarily as a result of lower repayments under the revolving credit facility in 2018 compared to the same period in 2017.
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
The Company maintains a revolving credit facility (the “Revolving Facility”), which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 23, 2020. At March 31, 2018, there was $11.1 million outstanding under the Revolving Facility and $8.0 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at March 31, 2018 of $680.9 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. The applicable margin is based on the Company’s senior, unsecured long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at March 31, 2018, the applicable margin was 1.10%. Given the fact that LIBOR was negative at March 31, 2018, the default interest rate is equal to the applicable margin, resulting in a weighted average interest rate of 1.12% at March 31, 2018. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $350.0 million. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 15 basis points and is payable quarterly.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, which require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At March 31, 2018, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 14.42 to 1 and the leverage ratio was 1.39 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
On December 1, 2015, the Company’s Board of Directors approved an increase of $300.0 million in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the three months ended March 31, 2017, the Company purchased a total of 82 thousand shares at a cost of $7.6 million, of which $0.6 million settled in April 2017. The Company did not repurchase any shares during the three months ended March 31, 2018. As of March 31, 2018, the amount of share repurchase authorization remaining is $550.9 million.
The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements, authorized share repurchases and annual dividend payments to holders of the Company’s common stock for the remainder of 2018. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings.

Non-GAAP Disclosures

Set forth below are reconciliations of Adjusted operating income, Adjusted net income, Adjusted EPS, EBITDA and Adjusted EBITDA to the comparable measures of net income and operating income, as determined in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). We have reconciled Adjusted operating income to Operating income; Adjusted net income to Net income; Adjusted EPS to EPS; consolidated EBITDA, segment EBITDA, Adjusted EBITDA and Adjusted segment EBITDA to net income. The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that we do not allocate consolidated interest expense or the consolidated provision for income taxes to our segments.

EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across our three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within our industry. Management believes EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”

This report references organic sales, a non-GAAP measure, that refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States but excludes (1) the impact of foreign currency translation and

(2) sales from acquired or divested businesses during the first twelve months of ownership or divestiture. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long term performance difficult due to the varying nature, size and number of transactions from period to period and between the Company and its peers.

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

1. Reconciliation of the Change in Net Sales to Organic Net Sales	Three Months Ended March 31, 2018
	FMT	HST	FSDP	IDEX
Change in net sales	7%	11%	16%	11%
- Impact from acquisitions/divestitures	(1)%	1%	—%	—%
- Impact from foreign currency	3%	4%	7%	4%
Change in organic net sales	5%	6%	9%	7%

2. Reconciliations of Reported-to-Adjusted Operating Income and Margin
(dollars in thousands)	Three Months Ended March 31, 2018
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$66,166	$51,806	$39,554	$(20,843)	$136,683
+ Restructuring expenses	143	1,059	100	340	1,642
Adjusted operating income (loss)	$66,309	$52,865	$39,654	$(20,503)	$138,325

Net sales (eliminations)	$232,333	$221,075	$159,173	$(257)	$612,324

Operating margin	28.5%	23.4%	24.8%	n/m	22.3%
Adjusted operating margin	28.5%	23.9%	24.9%	n/m	22.6%

	Three Months Ended March 31, 2017
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$57,813	$42,238	$32,626	$(17,006)	$115,671
+ Restructuring expenses	1,566	3,028	73	130	4,797
Adjusted operating income (loss)	$59,379	$45,266	$32,699	$(16,876)	$120,468

Net sales (eliminations)	$216,770	$199,679	$137,447	$(344)	$553,552

Operating margin	26.7%	21.2%	23.7%	n/m	20.9%
Adjusted operating margin	27.4%	22.7%	23.8%	n/m	21.8%

3. Reconciliations of Reported-to-Adjusted Net Income and EPS
(in thousands, except EPS)	Three Months Ended March 31,
	2018	2017
Reported net income	$98,958	$75,899
+ Restructuring expenses	1,642	4,797
+ Tax impact on restructuring expenses	(379)	(1,529)
Adjusted net income	$100,221	$79,167

	Three Months Ended March 31,
	2018	2017
Reported EPS	$1.27	$0.99
+ Restructuring expenses	0.02	0.06
+ Tax impact on restructuring expenses	—	(0.02)
Adjusted EPS	$1.29	$1.03

Diluted weighted average shares	77,739	76,894

4. Reconciliations of EBITDA to Net Income
(in thousands)	Three Months Ended March 31, 2018
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$66,166	$51,806	$39,554	$(20,843)	$136,683
- Other (income) expense - net	134	(597)	(3,621)	(365)	(4,449)
+ Depreciation and amortization	5,694	11,389	3,774	197	21,054
EBITDA	71,726	63,792	46,949	(20,281)	162,186
- Interest expense					11,000
- Provision for income taxes					31,174
- Depreciation and amortization					21,054
Net income					$98,958

Net sales (eliminations)	$232,333	$221,075	$159,173	$(257)	$612,324
Operating margin	28.5%	23.4%	24.8%	n/m	22.3%
EBITDA margin	30.9%	28.9%	29.5%	n/m	26.5%

	Three Months Ended March 31, 2017
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$57,813	$42,238	$32,626	$(17,006)	$115,671
- Other (income) expense - net	30	143	36	(517)	(308)
+ Depreciation and amortization	5,644	11,264	3,577	207	20,692
EBITDA	63,427	53,359	36,167	(16,282)	136,671
- Interest expense					11,552
- Provision for income taxes					28,528
- Depreciation and amortization					20,692
Net income					$75,899

Net sales (eliminations)	$216,770	$199,679	$137,447	$(344)	$553,552
Operating margin	26.7%	21.2%	23.7%	n/m	20.9%
EBITDA margin	29.3%	26.7%	26.3%	n/m	24.7%

5. Reconciliations of EBITDA to Adjusted EBITDA
(in thousands)	Three Months Ended March 31, 2018
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$71,726	$63,792	$46,949	$(20,281)	$162,186
+ Restructuring expenses	143	1,059	100	340	1,642
Adjusted EBITDA	$71,869	$64,851	$47,049	$(19,941)	$163,828

Adjusted EBITDA margin	30.9%	29.3%	29.6%	n/m	26.8%

	Three Months Ended March 31, 2017
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$63,427	$53,359	$36,167	$(16,282)	$136,671
+ Restructuring expenses	1,566	3,028	73	130	4,797
Adjusted EBITDA	$64,993	$56,387	$36,240	$(16,152)	$141,468

Adjusted EBITDA margin	30.0%	28.2%	26.4%	n/m	25.6%

6. Reconciliations of Cash Flows from Operating Activities to Free Cash Flow
	Three Months Ended
(in thousands)	March 31,		December 31,
	2018	2017	2017
Cash flow from operating activities	$71,729	$84,979	$136,173
- Capital expenditures	10,009	10,162	15,804
Free cash flow	$61,720	$74,817	$120,369

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
Interest Rate Fluctuation
The Company’s interest rate exposure is primarily related to the $860.6 million of total debt outstanding at March 31, 2018. Approximately 1% of the debt, representing the amount drawn on the Revolving Facility at March 31, 2018, is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

Item 4.    Controls and Procedures
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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2018, that the Company’s disclosure controls and procedures were effective.
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are party to legal proceedings as described in Note 18 in Part I, Item 1, “Legal Proceedings,” and such disclosure is incorporated by reference into this Item 1, “Legal Proceedings.” In addition, the Company and six of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third party suppliers, and were not manufactured by the Company or any of the defendant subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance, subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover these settlements and legal costs, or how insurers may respond to claims that are tendered to them. Claims have been filed in jurisdictions throughout the United States and the United Kingdom. Most of the claims resolved to date have been dismissed without payment. The balance of the claims have been settled for various immaterial amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2018 to January 31, 2018	—	$—	—	$550,936,062
February 1, 2018 to February 28, 2018	—	—	—	550,936,062
March 1, 2018 to March 31, 2018	—	—	—	550,936,062
Total	—	$—	—	$550,936,062

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

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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
Date: April 30, 2018