Form 10-Q
period 2018-06-30
IDEX CORP /DE/
filed 2018-07-25
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of July 23, 2018: 76,680,296.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$458,751	$375,950
Receivables, less allowance for doubtful accounts of $7,642 at June 30, 2018 and $7,764 at December 31, 2017	329,692	294,166
Inventories	283,854	259,724
Other current assets	41,448	74,203
Total current assets	1,113,745	1,004,043
Property, plant and equipment - net	267,828	258,350
Goodwill	1,690,571	1,704,158
Intangible assets - net	393,088	414,746
Other noncurrent assets	18,226	18,331
Total assets	$3,483,458	$3,399,628
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$150,532	$147,067
Accrued expenses	162,962	184,705
Short-term borrowings	496	258
Dividends payable	33,040	28,945
Total current liabilities	347,030	360,975
Long-term borrowings	858,661	858,788
Deferred income taxes	127,774	137,638
Other noncurrent liabilities	160,842	155,685
Total liabilities	1,494,307	1,513,086
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,128,776 shares at June 30, 2018 and 90,162,211 shares at December 31, 2017	902	902
Additional paid-in capital	727,858	716,906
Retained earnings	2,203,473	2,057,915
Treasury stock at cost: 13,291,252 shares at June 30, 2018 and 13,468,675 shares at December 31, 2017	(817,302)	(799,674)
Accumulated other comprehensive income (loss)	(125,780)	(89,507)
Total shareholders’ equity	1,989,151	1,886,542
Total liabilities and shareholders’ equity	$3,483,458	$3,399,628
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$634,360	$573,366	$1,246,684	$1,126,918
Cost of sales	346,993	316,441	682,665	619,052
Gross profit	287,367	256,925	564,019	507,866
Selling, general and administrative expenses	137,548	131,792	275,875	262,265
Restructuring expenses	1,988	—	3,630	4,797
Operating income	147,831	125,133	284,514	240,804
Other (income) expense - net	(50)	372	(4,499)	64
Interest expense	11,140	11,304	22,140	22,856
Income before income taxes	136,741	113,457	266,873	217,884
Provision for income taxes	29,615	29,613	60,789	58,141
Net income	$107,126	$83,844	$206,084	$159,743

Basic earnings per common share	$1.40	$1.10	$2.69	$2.09
Diluted earnings per common share	$1.38	$1.08	$2.65	$2.07

Share data:
Basic weighted average common shares outstanding	76,539	76,220	76,479	76,167
Diluted weighted average common shares outstanding	77,704	77,320	77,722	77,107
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$107,126	$83,844	$206,084	$159,743
Other comprehensive income (loss):
Reclassification adjustments for derivatives, net of tax	1,259	1,063	2,520	2,105
Pension and other postretirement adjustments, net of tax	1,296	1,280	2,709	2,404
Cumulative translation adjustment	(62,645)	47,314	(35,067)	68,364
Other comprehensive income (loss)	(60,090)	49,657	(29,838)	72,873
Comprehensive income	$47,036	$133,501	$176,246	$232,616
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2017	$717,808	$2,057,915	$(46,306)	$(29,154)	$(14,047)	$(799,674)	$1,886,542
Net income	—	206,084	—	—	—	—	206,084
Adjustment for adoption of ASU 2016-16	—	(645)	—	—	—	—	(645)
Adjustment for adoption of ASU 2018-02	—	6,435	—	(3,411)	(3,024)	—	—
Cumulative translation adjustment	—	—	(35,067)	—	—	—	(35,067)
Net change in retirement obligations (net of tax of $962)	—	—	—	2,709	—	—	2,709
Net change on derivatives designated as cash flow hedges (net of tax of $739)	—	—	—	—	2,520	—	2,520
Issuance of 324,913 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $3,285)	—	—	—	—	—	13,616	13,616
Repurchase of 147,490 shares of common stock	—	—	—	—	—	(20,494)	(20,494)
Shares surrendered for tax withholding	—	—	—	—	—	(10,750)	(10,750)
Share-based compensation	10,952	—	—	—	—	—	10,952
Cash dividends declared — $0.86 per common share outstanding	—	(66,316)	—	—	—	—	(66,316)
Balance, June 30, 2018	$728,760	$2,203,473	$(81,373)	$(29,856)	$(14,551)	$(817,302)	$1,989,151
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$206,084	$159,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,957	18,633
Amortization of intangible assets	20,667	23,893
Amortization of debt issuance expenses	664	659
Share-based compensation expense	13,252	12,398
Deferred income taxes	(3,021)	2,414
Non-cash interest expense associated with forward starting swaps	3,259	3,323
Changes in (net of the effect from acquisitions):
Receivables	(40,044)	(31,110)
Inventories	(28,011)	(4,796)
Other current assets	17,798	(8,446)
Trade accounts payable	5,432	6,469
Accrued expenses	(21,131)	(9,799)
Other - net	(2,480)	(801)
Net cash flows provided by operating activities	192,426	172,580
Cash flows from investing activities
Purchases of property, plant and equipment	(20,968)	(19,539)
Purchase of intellectual property	(4,000)	—
Other - net	(861)	96
Net cash flows used in investing activities	(25,829)	(19,443)
Cash flows from financing activities
Borrowings under revolving facilities	—	33,000
Payments under revolving credit facilities	—	(166,297)
Dividends paid	(61,916)	(54,572)
Proceeds from stock option exercises	13,616	12,984
Purchases of common stock	(19,499)	(9,799)
Shares surrendered for tax withholding	(10,750)	(5,814)
Settlement of foreign exchange contracts	6,593	4,406
Net cash flows used in financing activities	(71,956)	(186,092)
Effect of exchange rate changes on cash and cash equivalents	(11,840)	15,352
Net increase (decrease) in cash	82,801	(17,603)
Cash and cash equivalents at beginning of year	375,950	235,964
Cash and cash equivalents at end of period	$458,751	$218,361

Supplemental cash flow information
Cash paid for:
Interest	$18,223	$19,052
Income taxes - net	38,190	50,709
Significant non-cash activities:
Capital expenditures for construction of new leased facility	11,971	—
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire year.
The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Recently Adopted Accounting Standards
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires an entity to disclose its accounting policy related to releasing income tax effects from accumulated other comprehensive income (loss), whether it has elected to reclassify the stranded tax effects in accumulated other comprehensive income (loss) to retained earnings in the statement of shareholders’ equity and if it has elected to reclassify the stranded tax effects in accumulated other comprehensive income (loss) to retained earnings, what the reclassification encompasses. The Company early adopted this standard on a retrospective basis on January 1, 2018. The adoption resulted in an increase of $6.4 million to Retained earnings and a corresponding change of $6.4 million to Accumulated other comprehensive income (loss) at January 1, 2018.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or a group of similar assets, the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in the FASB guidance for revenue recognition. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends Accounting Standards Codification (“ASC”) 740, Income Taxes.  This ASU requires that the income tax consequences of an intra-entity asset transfer other than inventory are recognized at the time of the transfer. An entity will continue to recognize the income tax consequences of an intercompany transfer of inventory when the inventory is sold to a third party. The Company adopted this standard on a modified retrospective basis on January 1, 2018. The adoption resulted in a decrease of $7.3 million to Other current assets, a decrease of $6.7 million to Deferred income taxes and a decrease of $0.6 million to Retained earnings at January 1, 2018.
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
In 2016, we established an implementation team and analyzed the impact of the standard by surveying business units and performing extensive contract reviews to identify potential differences that may result from applying the requirements of the new standard. The contract reviews generally supported the recognition of revenue at a point in time, which is consistent with the current revenue recognition model used by most of our business units. As a result, revenue recognition remains unchanged under the new standard. For our business units that currently recognize revenue under a percentage of completion model, revenue recognition also remains unchanged as the contract reviews supported the recognition of revenue over time. The Company has implemented the appropriate changes to its processes, systems and controls to comply with the new guidance. The Company adopted this standard on January 1, 2018 using the modified retrospective approach applied to contracts that were not completed as of January1, 2018. The adoption of this standard did not have an impact on our condensed consolidated financial statements, except to provide additional disclosures. The Company elected the following practical expedients: significant financing component, sales tax presentation, contract costs, shipping and handling activities and disclosures. See Note 4 for further details on revenue.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard introduces a new lessee model that will require most leases to be recorded on the balance sheet and eliminates the required use of bright line tests in current U.S. GAAP for determining lease classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Companies are permitted to adopt the standard early. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.
The Company has selected its lease software solution and is in the process of identifying changes to its business processes, systems and controls to support adoption of the new standard in 2019. The Company is currently evaluating the impact of adopting the new standard on its condensed consolidated financial statements. While the Company is unable to quantify the impact at this time, it expects the adoption of the new standard to result in a significant right of use asset and lease liability while expense recognition will be similar to the previously required straight-line expense treatment as the majority of its leases will remain operating in nature.

2.    Acquisitions and Divestitures
All of the Company’s acquisitions of businesses have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition. The results of operations of the acquired companies have been included in the Company’s condensed consolidated results since the date of each acquisition.
The Company incurred acquisition-related transaction costs of $0.8 million and $0.1 million in the three months ended June 30, 2018 and 2017, respectively, and $1.5 million and $0.2 million in the six months ended June 30, 2018 and 2017, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed.
2017 Acquisition
On December 8, 2017, the Company acquired the stock of thinXXS Microtechnology AG (“thinXXS”), a leader in the design, manufacture and sale of microfluidic components serving the point of care, veterinary and life science markets. The business was acquired to complement our existing CiDRA Precision Services business and expand on our microfluidic and nanofluidic capabilities. Headquartered in Zweibrücken, Germany, thinXXS operates in our Health & Science Technologies segment. thinXXS was acquired for cash consideration of $38.2 million and the assumption of $1.2 million of debt. The purchase price was funded

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

with cash on hand. Goodwill and intangible assets recognized as part of the transaction were $25.1 million and $10.6 million, respectively. The goodwill is not deductible for tax purposes.
The Company made an initial allocation of the purchase price for the thinXXS acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy.  As the Company continues to obtain additional information about these assets and liabilities, and continues to learn more about the newly acquired business, we will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will make the appropriate adjustments to the purchase price allocation prior to the completion of the measurement period, as required.
2017 Divestiture
The Company periodically reviews its operations for businesses which may no longer be aligned with its strategic objectives and focuses on its core business and customers. Any resulting gain or loss recognized due to divestitures is recorded within the Condensed Consolidated Statements of Operations. The Company concluded that the divestiture that took place during the year ended December 31, 2017 did not meet the criteria for reporting discontinued operations.
On October 31, 2017, the Company completed the sale of its Faure Herman subsidiary for $21.8 million in cash, which resulted in a pre-tax gain on the sale of $9.3 million that was recognized in the fourth quarter of 2017. There was no income tax expense associated with this transaction. The results of Faure Herman were reported within the Fluid & Metering Technologies segment through the date of sale.

3.    Business Segments
The Company has three reportable business segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”).
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors, and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agriculture and energy industries.
The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded sealing components, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications.
The Fire & Safety/Diversified Products segment designs, produces and distributes firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.
Information on the Company’s business segments is presented below based on the nature of products and services offered. The Company evaluates performance based on several factors, of which sales, operating income and operating margin are the primary financial measures. Intersegment sales are accounted for at fair value as if the sales were to third parties.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales
Fluid & Metering Technologies
External customers	$242,755	$221,123	$475,016	$437,778
Intersegment sales	45	59	117	174
Total segment sales	242,800	221,182	475,133	437,952
Health & Science Technologies
External customers	227,367	204,297	448,334	403,872
Intersegment sales	36	112	144	216
Total segment sales	227,403	204,409	448,478	404,088
Fire & Safety/Diversified Products
External customers	164,238	147,946	323,334	285,268
Intersegment sales	62	37	139	162
Total segment sales	164,300	147,983	323,473	285,430
Intersegment elimination	(143)	(208)	(400)	(552)
Total net sales	$634,360	$573,366	$1,246,684	$1,126,918
Operating income
Fluid & Metering Technologies	$71,228	$60,029	$137,394	$117,842
Health & Science Technologies	52,569	46,294	104,375	88,532
Fire & Safety/Diversified Products	45,882	37,197	85,436	69,823
Corporate office	(21,848)	(18,387)	(42,691)	(35,393)
Total operating income	147,831	125,133	284,514	240,804
Interest expense	11,140	11,304	22,140	22,856
Other (income) expense - net	(50)	372	(4,499)	64
Income before income taxes	$136,741	$113,457	$266,873	$217,884

	June 30, 2018	December 31, 2017
Assets
Fluid & Metering Technologies	$1,125,901	$1,101,580
Health & Science Technologies	1,311,052	1,323,373
Fire & Safety/Diversified Products	765,217	744,515
Corporate office	281,288	230,160
Total assets	$3,483,458	$3,399,628

4.    Revenue

IDEX is an applied solutions company specializing in the manufacture of fluid and metering technologies, health and science technologies and fire, safety and other diversified products built to customers’ specifications. The Company’s products include industrial pumps, compressors, flow meters, injectors, valves and related controls for use in a wide variety of process applications; precision fluidics solutions, including pumps, valves, degassing equipment, corrective tubing, fittings and complex manifolds, optical filters and specialty medical equipment and devices for use in life science applications; precision-engineered equipment for dispensing, metering and mixing paints; and engineered products for industrial and commercial markets, including fire and

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

rescue, transportation equipment, oil and gas, electronics and communications. The Company’s revenue is accounted for under ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective method.
Revenue is recognized when control of the promised products or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products or providing those services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of each contract or arrangement with a customer.
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
Revenue by reporting unit for the three and six months ended June 30, 2018 was as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Energy	$40,779	$79,538
Valves	28,830	54,859
Water	65,171	124,011
Pumps	82,735	163,401
Agriculture	25,285	53,324
Intersegment elimination	(45)	(117)
Fluid & Metering Technologies	242,755	475,016
Scientific Fluidics & Optics	104,106	203,613
Sealing Solutions	51,634	105,336
Gast	30,903	59,415
Micropump	9,800	19,098
Material Processing Technologies	30,960	61,016
Intersegment elimination	(36)	(144)
Health & Science Technologies	227,367	448,334
Fire & Safety	99,940	196,152
Band-It	26,981	54,455
Dispensing	37,379	72,866
Intersegment elimination	(62)	(139)
Fire & Safety/Diversified Products	164,238	323,334
Total net sales	$634,360	$1,246,684

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Revenue by geographical region for the three and six months ended June 30, 2018 was as follows:

	Three Months Ended June 30, 2018
	FMT	HST	FSDP	IDEX
U.S.	$139,347	$97,544	$75,747	$312,638
Europe	40,097	74,023	43,702	157,822
Asia	34,899	48,240	30,065	113,204
Rest of world (1)	28,457	7,596	14,786	50,839
Intersegment elimination	(45)	(36)	(62)	(143)
Total net sales	$242,755	$227,367	$164,238	$634,360

	Six Months Ended June 30, 2018
	FMT	HST	FSDP	IDEX
U.S.	$272,500	$191,352	$148,244	$612,096
Europe	83,696	147,802	90,821	322,319
Asia	61,297	92,788	54,298	208,383
Rest of world (1)	57,640	16,536	30,110	104,286
Intersegment elimination	(117)	(144)	(139)	(400)
Total net sales	$475,016	$448,334	$323,334	$1,246,684

(1) Rest of world includes: North America (excluding U.S.), South America, Middle East, Australia and Africa.

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
The composition of Customer receivables was as follows:

	June 30, 2018	January 1, 2018
Billed receivables	$317,482	$285,800
Unbilled receivables	14,386	11,996
Total customer receivables	$331,868	$297,796

Advance payments and billings in excess of revenue recognized are included in Deferred revenue which is classified as current or noncurrent based on the timing of when we expect to recognize the revenue. The current portion is included in Accrued expenses and the noncurrent portion is included in Other noncurrent liabilities on our Condensed Consolidated Balance Sheets. Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded when customers remit

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations satisfied over time. Billings in excess of revenue recognized primarily relate to performance obligations satisfied over time when the cost-to-cost method is utilized and revenue cannot yet be recognized as the Company has not completed the corresponding performance obligation. We generally receive advance payments from customers related to maintenance services which we recognize ratably over the service term. Contract liabilities are derecognized when revenue is recognized and the performance obligation is satisfied.
The composition of Deferred revenue was as follows:

	June 30, 2018	January 1, 2018
Deferred revenue - current	$10,899	$11,031
Deferred revenue - noncurrent	3,269	3,297
Total deferred revenue	$14,168	$14,328
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
Our performance obligations are satisfied at a point in time or over time as work progresses. Performance obligations are supported by contracts with customers that provide a framework for the nature of the distinct products or services or bundle of products and services. We define service revenue as revenue from activities that are not associated with the design, development or manufacture of a product or the delivery of a software license.
Revenue from products and services transferred to customers at a point in time approximated 95% in both the three and six months ended June 30, 2018. Revenue recognized at a point in time relates to the majority of our product sales. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.
Revenue from products and services transferred to customers over time approximated 5% in both the three and six months ended June 30, 2018. Revenue earned by certain business units within the Water, Energy, Material Processing Technologies (“MPT”) and Dispensing reporting units is recognized over time because control transfers continuously to our customers. When accounting for over-time contracts, we use an input measure to determine the extent of progress towards completion of the performance obligation. For certain business units within the Water, Energy and MPT reporting units, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method). We believe this measure of progress best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. Contract costs include labor, material and overhead. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. For certain business units within the Energy and Dispensing reporting units, revenue is recognized ratably over the contract term.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our estimates regularly. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised. Such revisions to costs and income are recognized in the period in which the revisions are determined as a cumulative catch-up adjustment. The impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize provisions for estimated losses on uncompleted contracts in the period in which such losses are determined.
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
Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	76,539	76,220	76,479	76,167
Dilutive effect of stock options, restricted stock and performance share units	1,165	1,100	1,243	940
Diluted weighted average common shares outstanding	77,704	77,320	77,722	77,107
Options to purchase approximately 0.3 million and 0.4 million shares of common stock for the three months ended June 30, 2018 and 2017, respectively, and 0.3 million and 0.5 million shares of common stock for the six months ended June 30, 2018 and 2017, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

6.    Inventories
The components of inventories as of June 30, 2018 and December 31, 2017 were:

	June 30, 2018	December 31, 2017
Raw materials and component parts	$178,476	$169,676
Work in process	40,836	33,668
Finished goods	64,542	56,380
Total inventories	$283,854	$259,724
Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and factory overhead, is determined on a FIFO basis.

7.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2018, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Balance at December 31, 2017	$586,064	$740,032	$378,062	$1,704,158
Foreign currency translation	(3,677)	(6,509)	(4,553)	(14,739)
Acquisition adjustments	—	1,152	—	1,152
Balance at June 30, 2018	$582,387	$734,675	$373,509	$1,690,571
ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first six months of 2018, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of our annual impairment test at October 31, 2017, all reporting units had fair values in excess of their carrying values.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2018 and December 31, 2017:

	At June 30, 2018				At December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$9,676	$(7,582)	$2,094	11	$9,633	$(7,143)	$2,490
Trade names	115,991	(54,206)	61,785	16	117,206	(50,604)	66,602
Customer relationships	252,861	(76,002)	176,859	14	317,316	(124,566)	192,750
Unpatented technology	92,808	(31,585)	61,223	12	91,166	(29,428)	61,738
Other	700	(473)	227	10	839	(573)	266
Total amortized intangible assets	472,036	(169,848)	302,188		536,160	(212,314)	323,846
Indefinite-lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$562,936	$(169,848)	$393,088		$627,060	$(212,314)	$414,746
On June 22, 2018, the Company acquired the intellectual property assets of Phantom Controls (“Phantom”) for cash consideration of $4.0 million. The operational capabilities and innovative pump operation of Phantom’s technology complements our existing water-flow expertise of Hale, Akron Brass and Class 1 to improve fire ground safety and reduce operational complexity during mission critical response. This acquisition of intellectual property assets did not meet the definition of a business under ASU 2017-01 and thus the Company recorded the entire purchase price to the Unpatented technology class of intangible assets on the Condensed Consolidated Balance Sheets.
The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. In the first six months of 2018, there were no events or circumstances that would have required an interim impairment test. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.
Amortization of intangible assets was $9.8 million and $20.7 million for the three and six months ended June 30, 2018, respectively. Amortization of intangible assets was $12.1 million and $23.9 million for the three and six months ended June 30, 2017, respectively. Based on the intangible asset balances as of June 30, 2018, amortization expense is expected to approximate $17.6 million for the remaining six months of 2018, $34.8 million in 2019, $34.3 million in 2020, $33.0 million in 2021 and $31.4 million in 2022.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

8.    Accrued Expenses
The components of accrued expenses as of June 30, 2018 and December 31, 2017 were:

	June 30, 2018	December 31, 2017
Payroll and related items	$67,741	$75,869
Management incentive compensation	12,764	24,320
Income taxes payable	26,780	28,033
Insurance	9,675	9,424
Warranty	5,887	6,281
Deferred revenue	10,899	11,031
Restructuring	3,702	4,180
Liability for uncertain tax positions	1,484	1,745
Accrued interest	1,754	1,759
Other	22,276	22,063
Total accrued expenses	$162,962	$184,705

9.    Other Noncurrent Liabilities

The components of other noncurrent liabilities as of June 30, 2018 and December 31, 2017 were:

	June 30, 2018	December 31, 2017
Pension and retiree medical obligations	$96,087	$99,646
Transition tax payable	25,510	27,877
Liability for uncertain tax positions	1,047	1,047
Deferred revenue	3,269	3,297
Liability for construction of new leased facility	11,971	—
Other	22,958	23,818
Total other noncurrent liabilities	$160,842	$155,685

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

10.    Borrowings
Borrowings at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Revolving Facility	$10,409	$10,740
4.5% Senior Notes, due December 2020	300,000	300,000
4.2% Senior Notes, due December 2021	350,000	350,000
3.2% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
Other borrowings	1,449	1,446
Total borrowings	861,858	862,186
Less current portion	496	258
Less deferred debt issuance costs	1,898	2,204
Less unaccreted debt discount	803	936
Total long-term borrowings	$858,661	$858,788
On June 13, 2016, the Company completed a private placement of a $100 million aggregate principal amount of 3.20% Senior Notes due June 13, 2023 and a $100 million aggregate principal amount of 3.37% Senior Notes due June 13, 2025 (collectively, the “Notes”) pursuant to a Note Purchase Agreement dated June 13, 2016 (the “Purchase Agreement”). Each series of Notes bears interest at the stated amount per annum, which is payable semi-annually in arrears on each June 13th and December 13th. The Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other unsecured, unsubordinated debt. The Company may at any time prepay all, or any portion of the Notes provided that such portion is greater than 5% of the aggregate principal amount of the Notes then outstanding. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole amount. In addition, the Company may repurchase the Notes by making an offer to all holders of the Notes, subject to certain conditions.
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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Borrowings under the Credit Agreement bear interest at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at June 30, 2018, the applicable margin was 1.10%. Given the fact that LIBOR was negative at June 30, 2018, the default interest rate is equal to the applicable margin, resulting in a weighted average interest rate of 1.12% at June 30, 2018. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing or quarterly from the effective date for borrowings exceeding three months.
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
At June 30, 2018, $10.4 million was outstanding under the Revolving Facility, with $8.1 million of outstanding letters of credit, resulting in net available borrowing capacity under the Revolving Facility at June 30, 2018 of approximately $681.5 million.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA. At June 30, 2018, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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
The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized in net income during the period of change. See Note 14 for the amount of loss reclassified into net income for interest rate contracts for the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, the Company did not have any interest rate contracts outstanding.
In 2010 and 2011, the Company entered into two separate forward starting interest rate exchange agreements in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year term of the debt instruments. Approximately $6.4 million of the pre-tax amount included in accumulated other comprehensive income (loss) in shareholders’ equity at June 30, 2018 will be recognized in net income over the next 12 months as the underlying hedged transactions are realized.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

At December 31, 2017, the Company had outstanding foreign currency exchange contracts with a combined notional value of €180 million that were not designated as hedges for accounting purposes and, as a result, the change in the fair value of these foreign currency exchange contracts and the corresponding foreign currency gain or loss on the revaluation of the intercompany loans were both recorded through earnings within Other (income) expense - net in the Condensed Consolidated Statements of Operations each period as incurred.
During the three and six months ended June 30, 2018, the Company recorded a loss of $0.3 million and a gain of $0.9 million, respectively, and during the three and six months ended June 30, 2017, the Company recorded gains of $5.1 million and $5.5 million, respectively, within Other (income) expense - net in the Condensed Consolidated Statements of Operations related to these foreign currency exchange contracts. During the three and six months ended June 30, 2018, the Company recorded a foreign currency transaction gain of $0.3 million and a loss of $0.9 million, respectively, and during the three and six months ended June 30, 2017, the Company recorded foreign currency transaction losses of $4.0 million and $4.4 million, respectively, within Other (income) expense - net in the Condensed Consolidated Statements of Operations related to these intercompany loans. For the six months ended June 30, 2018, the Company received $6.6 million in settlement of the foreign currency exchange contracts.
In April 2018, the Company settled its outstanding foreign currency exchange contracts in conjunction with its repayment of the underlying intercompany loans and did not extend these foreign currency exchange contracts. Along with the repayment of the intercompany loans, the Company was required to make a capital contribution to one of its subsidiaries, which resulted in a $2.2 million stamp duty in Switzerland which was recorded within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date.
The following table sets forth the fair value amounts of derivative instruments held by the Company as of June 30, 2018 and December 31, 2017:

	Fair Value Assets
	June 30, 2018	December 31, 2017	Balance Sheet Caption
Foreign currency exchange contracts	$—	$5,779	Other current assets

12.    Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures, defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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
The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheets at June 30, 2018 and December 31, 2017:

	Basis of Fair Value Measurements
	Balance at June 30, 2018	Level 1	Level 2	Level 3
Available for sale securities	$7,626	$7,626	$—	$—
Foreign currency exchange contracts	—	—	—	—

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Basis of Fair Value Measurements
	Balance at December 31, 2017	Level 1	Level 2	Level 3
Available for sale securities	$6,742	$6,742	$—	$—
Foreign currency exchange contracts	5,779	—	5,779	—
There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2018 or the year ended December 31, 2017.
The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short term nature of these instruments. At June 30, 2018, the fair value of the outstanding indebtedness under our Revolving Facility, 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes, 4.2% Senior Notes and other borrowings, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $865.1 million compared to the carrying value of $861.1 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

13.    Restructuring
During the three and six months ended June 30, 2018, the Company recorded $2.0 million and $3.6 million, respectively, of restructuring costs as part of restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The restructuring costs included severance benefits and exit costs which were included in Restructuring expenses in the Condensed Consolidated Statements of Operations. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of asset disposals or impairments and lease exit and contract termination costs.
Pre-tax restructuring expenses by segment for the three and six months ended June 30, 2018 were as follows:

	Three Months Ended June 30, 2018
	Severance Costs	Exit Costs	Total
Fluid & Metering Technologies	$208	$135	$343
Health & Science Technologies	1,032	91	1,123
Fire & Safety/Diversified Products	267	—	267
Corporate/Other	255	—	255
Total restructuring costs	$1,762	$226	$1,988

	Six Months Ended June 30, 2018
	Severance Costs	Exit Costs	Total
Fluid & Metering Technologies	$351	$135	$486
Health & Science Technologies	1,999	183	2,182
Fire & Safety/Diversified Products	367	—	367
Corporate/Other	595	—	595
Total restructuring costs	$3,312	$318	$3,630

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Restructuring accruals of $3.7 million and $4.2 million at June 30, 2018 and December 31, 2017, respectively, are recorded in Accrued expenses on the Condensed Consolidated Balance Sheets. Severance benefits are expected to be paid within the next twelve months using cash from operations. The changes in the restructuring accrual for the six months ended June 30, 2018 are as follows:

Restructuring
Balance at January 1, 2018	$4,180
Restructuring expenses	3,630
Payments, utilization and other	(4,108)
Balance at June 30, 2018	$3,702

14.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(62,645)	$—	$(62,645)	$47,314	$—	$47,314
Pension and other postretirement adjustments	1,753	(457)	1,296	1,874	(594)	1,280
Reclassification adjustments for derivatives	1,627	(368)	1,259	1,646	(583)	1,063
Total other comprehensive income (loss)	$(59,265)	$(825)	$(60,090)	$50,834	$(1,177)	$49,657

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(35,067)	$—	$(35,067)	$68,364	$—	$68,364
Pension and other postretirement adjustments	3,671	(962)	2,709	3,550	(1,146)	2,404
Reclassification adjustments for derivatives	3,259	(739)	2,520	3,323	(1,218)	2,105
Total other comprehensive income (loss)	$(28,137)	$(1,701)	$(29,838)	$75,237	$(2,364)	$72,873

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) to net income during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pension and other postretirement plans:
Amortization of service cost	$1,753	$1,874	$3,671	$3,550
Total before tax	1,753	1,874	3,671	3,550
Provision for income taxes	(457)	(594)	(962)	(1,146)
Total net of tax	$1,296	$1,280	$2,709	$2,404
Derivatives:
Reclassification adjustments	$1,627	$1,646	$3,259	$3,323
Total before tax	1,627	1,646	3,259	3,323
Provision for income taxes	(368)	(583)	(739)	(1,218)
Total net of tax	$1,259	$1,063	$2,520	$2,105

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The Company recognizes the service cost component in both Selling, general and administrative expenses and Cost of sales in the Condensed Consolidated Statements of Operations depending on the functional area of the underlying employees included in the plans.

15.    Common and Preferred Stock
On December 1, 2015, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the six months ended June 30, 2018, the Company repurchased a total of 147 thousand shares at a cost of $20.5 million, of which $1.0 million was settled in July 2018. During the six months ended June 30, 2017, the Company repurchased a total of 106 thousand shares at a cost of $9.8 million. As of June 30, 2018, the amount of share repurchase authorization remaining was $530.4 million.
At June 30, 2018 and December 31, 2017, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at June 30, 2018 or December 31, 2017.

16.    Share-Based Compensation

Stock Options
Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average fair value of grants	$37.22	$24.68	$38.09	$24.12
Dividend yield	1.24%	1.43%	1.07%	1.45%
Volatility	28.01%	29.32%	28.49%	29.41%
Risk-free interest rate	2.28% - 3.11%	1.06% - 2.90%	2.01% - 3.17%	0.83% - 3.04%
Expected life (in years)	5.82	5.82	5.83	5.83

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$91	$88	$297	$274
Selling, general and administrative expenses	1,881	1,599	4,405	3,883
Total expense before income taxes	1,972	1,687	4,702	4,157
Income tax benefit	(364)	(547)	(834)	(1,294)
Total expense after income taxes	$1,608	$1,140	$3,868	$2,863
A summary of the Company’s stock option activity as of June 30, 2018, and changes during the six months ended June 30, 2018, are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,924,683	$71.07	6.87	$117,209,218
Granted	304,455	138.12
Exercised	(206,445)	65.95
Forfeited	(36,781)	97.22
Outstanding at June 30, 2018	1,985,912	$81.40	6.90	$109,881,924
Vested and expected to vest as of June 30, 2018	1,870,036	$79.74	6.79	$106,518,597
Exercisable at June 30, 2018	1,054,593	$63.58	5.48	$76,883,196

Restricted Stock
Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of June 30, 2018, and changes during the six months ended June 30, 2018, are presented as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	182,023	$83.37
Granted	39,850	138.04
Vested	(52,650)	78.82
Forfeited	(6,425)	91.23
Unvested at June 30, 2018	162,798	$97.91
Dividends are paid on restricted stock awards whose fair value is equal to the market price of the Company’s stock at the date of the grant.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for restricted shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$83	$67	$239	$219
Selling, general and administrative expenses	964	1,306	2,253	2,559
Total expense before income taxes	1,047	1,373	2,492	2,778
Income tax benefit	(186)	(486)	(443)	(925)
Total expense after income taxes	$861	$887	$2,049	$1,853

Cash-Settled Restricted Stock
The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. A summary of the Company’s unvested cash-settled restricted stock activity as of June 30, 2018, and changes during the six months ended June 30, 2018, are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2018	94,730	$131.97
Granted	28,715	137.96
Vested	(25,940)	136.99
Forfeited	(4,280)	136.48
Unvested at June 30, 2018	93,225	$136.48
Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$102	$388	$515	$636
Selling, general and administrative expenses	508	1,077	1,712	1,507
Total expense before income taxes	610	1,465	2,227	2,143
Income tax benefit	(51)	(240)	(210)	(382)
Total expense after income taxes	$559	$1,225	$2,017	$1,761

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
 A summary of the Company’s performance share unit activity as of June 30, 2018, and changes during the six months ended June 30, 2018, are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	136,870	$113.81
Granted	52,375	216.59
Vested	—	—
Forfeited	(6,285)	140.79
Unvested at June 30, 2018	182,960	$142.40
On December 31, 2017, 62,755 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2017, the Company achieved a 239% payout factor and issued 143,897 shares in February 2018.
Total compensation cost for performance share units is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	1,971	1,714	3,831	3,320
Total expense before income taxes	1,971	1,714	3,831	3,320
Income tax benefit	(388)	(586)	(705)	(1,093)
Total expense after income taxes	$1,583	$1,128	$3,126	$2,227
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Condensed Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.
As of June 30, 2018, there was $17.2 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, $6.9 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.2 years, $5.0 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.1 years, and $11.7 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.1 years.

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

	Pension Benefits
	Three Months Ended June 30,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$255	$527	$254	$494
Interest cost	653	351	661	317
Expected return on plan assets	(983)	(282)	(944)	(270)
Net amortization	685	322	641	395
Net periodic benefit cost	$610	$918	$612	$936

	Pension Benefits
	Six Months Ended June 30,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$509	$1,072	$508	$976
Interest cost	1,306	712	1,321	625
Expected return on plan assets	(1,966)	(572)	(1,888)	(534)
Net amortization	1,370	652	1,283	777
Net periodic benefit cost	$1,219	$1,864	$1,224	$1,844

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$167	$152	$335	$304
Interest cost	203	204	406	408
Net amortization	(184)	(199)	(368)	(397)
Net periodic benefit cost	$186	$157	$373	$315
The Company previously disclosed in its financial statements for the year ended December 31, 2017, that it expected to contribute approximately $5.5 million to its defined benefit plans and $0.1 million to its other postretirement benefit plans in 2018. During the first six months of 2018, the Company contributed a total of $1.5 million to fund these plans and expects to contribute an additional $5.0 million to $20.0 million in the remaining six months of 2018.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

19.    Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes was flat at $29.6 million in the second quarter of 2018 compared to the same period in 2017. The effective tax rate decreased to 21.7% for the second quarter of 2018 compared to 26.1% during the same period in 2017 due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), including the 14% decrease in the U.S. statutory income tax rate and the introduction of the Foreign Derived Intangible Income (“FDII”) deduction, as well as the excess tax benefits related to share-based compensation, offset by the removal of the domestic production activities deduction, the new Global Intangible Low-Taxed Income (“GILTI”) provision, increased limitation on the deductibility of executive compensation and the mix of global pre-tax income among jurisdictions.

The provision for income taxes increased to $60.8 million in the six months ended June 30, 2018 from $58.1 million in the same period in 2017. The effective tax rate decreased to 22.8% for the six months ended June 30, 2018 compared to 26.7% in the same period in 2017 due to the enactment of the Tax Act, including the 14% decrease in the U.S. statutory income tax rate and the introduction of the FDII deduction, as well as the excess tax benefits related to share-based compensation, offset by the removal of the domestic production activities deduction, the new GILTI provision, increased limitation on the deductibility of executive compensation and the mix of global pre-tax income among jurisdictions.

Because the changes included in the Tax Act are broad and complex, on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in the corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in the Company’s interpretations and assumptions, additional guidance that may be issued by either the Internal Revenue Service or the U.S. Department of Treasury and actions the Company may take. The Company is continuing to gather additional information to determine the final impact. While the Company was able to make reasonable estimates of certain impacts (and therefore, recorded provisional adjustments), the Company’s accounting for the following elements of the Tax Act, for the six months ended June 30, 2018, is incomplete as follows:

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. The Company recorded a provisional decrease to its deferred tax liability of $40.6 million, with a corresponding adjustment to deferred income tax benefit of $40.6 million for the year ended December 31, 2017. While the Company is able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the Tax Act which are still ongoing, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. For the three and six months ended June 30, 2018, the Company has not made adjustments to the deferred tax liability and corresponding deferred income tax benefit recorded at December 31, 2017.

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $30.3 million for the year ended December 31, 2017. During the first quarter, the IRS released Revenue Procedure 2018-17 and Notice 2018-26, the effects of which increased the provisional Transition Tax by $0.1 million. No adjustments were made to the Transition Tax during the second quarter of 2018, therefore, as of June 30, 2018, the Company had a provisional Transition Tax obligation of $30.4 million. The IRS guidance discussed above also had the impact of increasing the 2017 income tax liability determined without regard to the Transition Tax by $6.4 million, which was recorded in the first quarter of 2018. The Company is continuing to gather additional information to more precisely compute the amount of Transition Tax.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Removal of permanent reinvestment representation on certain undistributed foreign earnings: As a result of the enactment of the Tax Act, the Company has decided to remove the Permanent Reinvestment Representation with respect to certain of its subsidiaries in Canada, Italy and Germany as of December 31, 2017. Under the mandatory repatriation provisions of the Tax Act, post-1986 undistributed earnings were taxed in the U.S. as if they were distributed before December 31, 2017. However, with the removal of the permanent reinvestment representation with respect to select subsidiaries in Canada, Italy and Germany, the non-creditable withholding taxes and any local country taxes associated with future dividends from these subsidiaries are required to be recorded as deferred tax liabilities as of the end of 2017. The Company recorded a provisional increase in its deferred tax liability of $9.2 million, with a corresponding adjustment to deferred income tax expense of $9.2 million for the year ending December 31, 2017. During the past quarter the deferred tax liability was reduced by $1.4 million to $7.8 million. The Company is considering removal of the permanent reinvestment representation with respect to its remaining subsidiaries, which it estimates would result in an additional $10.8 million increase to its deferred tax liability.

Global intangible low taxed income: The Tax Act creates a new requirement that certain income (i.e.,GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the U.S. shareholder’s “net CFC tested income” over the net deemed intangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. In January 2018, FASB released guidance on accounting for the GILTI tax. The guidance indicates that either accounting for deferred taxes related to GILTI tax inclusions or treating the GILTI tax as a period cost are acceptable methods subject to an accounting policy election. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740.

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

20.    Subsequent Events

On July 23, 2018, the Company acquired Finger Lakes Instrumentation (“FLI”) for cash consideration of $20 million and an earn-out of up to $5 million contingent upon the achievement of financial objectives in the 24-month period following the close.  FLI, located in Lima, New York is a technology leader in the design, development and production of high speed/sensitivity CCD and CMOS cameras and related automation for the astronomy and life science markets.  FLI has annual revenues of approximately $10 million and will operate in the Health & Science Technologies segment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Under the Private Securities Litigation Reform Act
This quarterly report on Form 10-Q, including the “Overview and Outlook” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, capital expenditures, acquisitions, cost reductions, cash flow, revenues, earnings, market conditions, global economies and operating improvements, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures, other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and IDEX Corporation’s results, particularly in light of the low levels of order backlogs it typically maintains; its ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the company operates; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

Overview and Outlook
IDEX is an applied solutions company specializing in the manufacture of fluid and metering technologies, health and science technologies and fire, safety and other diversified products built to customers’ specifications. IDEX’s products are sold in niche markets across a wide range of industries throughout the world. Accordingly, IDEX’s businesses are affected by levels of industrial activity and economic conditions in the U.S. and other countries where it does business and by the relationship of the U.S. Dollar to other currencies. Levels of capacity utilization and capital spending in certain industries as well as overall industrial activity are important factors that influence the demand for IDEX’s products.
The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within our three reportable segments, the Company maintains thirteen platforms, where we focus on organic growth and strategic acquisitions. Each of our thirteen platforms is also a reporting unit that we annually test goodwill for impairment.
The Fluid & Metering Technologies segment contains the Energy platform (comprised of Corken, Liquid Controls, SAMPI and Toptech), the Valves platform (comprised of Alfa Valvole, Richter and Aegis), the Water platform (comprised of Pulsafeeder, OBL, Knight, ADS, Trebor and iPEK), the Pumps platform (comprised of Viking and Warren Rupp) and the Agriculture platform (comprised of Banjo). The Health & Science Technologies segment contains the Scientific Fluidics & Optics platform (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, CiDRA Precision Services, thinXXS Microtechnology, CVI Melles Griot, Semrock and AT Films), the Sealing Solutions platform (comprised of Precision Polymer Engineering, FTL Seals Technology, Novotema and SFC Koenig), the Gast platform, the Micropump platform and the Material Processing Technologies platform (comprised of Quadro, Fitzpatrick, Microfluidics and Matcon). The Fire & Safety/Diversified Products segment contains the Fire & Safety platform (comprised of Class 1, Hale, Godiva, Akron Brass, AWG Fittings, Dinglee, Hurst Jaws of Life, Lukas and Vetter), the Band-It platform and the Dispensing platform.
The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, flow meters, injectors and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agriculture and energy industries.
The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded sealing components, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications.
The Fire & Safety/Diversified Products segment designs, produces and distributes firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.
Management’s primary measurements of segment performance are sales, operating income and operating margin. In addition, due to the highly acquisitive nature of the Company, the determination of operating income includes amortization of acquired intangible assets and as a result, management reviews depreciation and amortization as a percentage of sales. These measures are monitored by management and significant changes in operating results versus current trends in end markets and variances from forecasts are analyzed with segment management.
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
EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across our three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within our industry. Management believes EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 10 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”
Organic sales have been reconciled to net sales and EBITDA has been reconciled to net income in Item 2 under the heading “Non-GAAP Disclosures.” The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that we do not allocate consolidated interest expense or the consolidated provision for income taxes to our segments.
Management uses Adjusted operating income, Adjusted net income, Adjusted EBITDA and Adjusted EPS as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as restructuring expenses.
The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.
Some of our key financial results for the three months ended June 30, 2018 when compared to the same period in the prior year are as follows:

•	Sales of $634.4 million increased 11%; organic sales (which excludes acquisitions, divestitures and foreign currency translation) were up 9%.

•	Operating income of $147.8 million increased 18%. Adjusted operating income of $149.8 million, adjusted for $2.0 million of restructuring expenses in the second quarter of 2018, increased 20%.

•
Net income of $107.1 million increased 28%. Adjusted net income of $108.6 million, adjusted for $1.5 million of restructuring expenses, net of tax benefit, in the second quarter of 2018, increased 30%.

•	EBITDA of $167.5 million was 26% of sales and covered interest expense by 15 times. Adjusted EBITDA of $169.5 million was 27% of sales and covered interest expense by 15 times.

•	Diluted EPS of $1.38 increased 30 cents, or 28%. Adjusted EPS of $1.40 increased 32 cents, or 30%.
Some of our key financial results for the six months ended June 30, 2018 when compared to the same period in the prior year are as follows:

•	Sales of $1,246.7 million increased 11%; organic sales (which excludes acquisitions, divestitures and foreign currency translation) were up 8%.

•	Operating income of $284.5 million increased 18%. Adjusted operating income of $288.1 million, adjusted for $3.6 million of restructuring expenses during 2018, increased 17%.

•	Net income of $206.1 million increased 29%. Adjusted net income of $208.9 million, adjusted for $2.8 million of restructuring expenses, net of tax benefit, during 2018, increased 28%.

•	EBITDA of $329.6 million was 26% of sales and covered interest expense by 15 times. Adjusted EBITDA of $333.2 million was 27% of sales and covered interest expense by 15 times.

•	Diluted EPS of $2.65 increased 58 cents, or 28%. Adjusted EPS of $2.69 increased 58 cents, or 27%.
Given the Company’s current outlook, we are projecting third quarter 2018 EPS in the range of $1.29 to $1.32 with full year 2018 adjusted EPS of $5.27 to $5.35. We are also projecting full year organic revenue growth expectations to be approximately 7%, with 6% to 7% expected in the third quarter.

Results of Operations
The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2018 and 2017. Segment operating income and EBITDA exclude unallocated corporate operating expenses of $21.8 million and $18.4 million for the three months ended June 30, 2018 and 2017, respectively, and $42.7 million and $35.4 million for the six months ended June 30, 2018 and 2017, respectively.

Consolidated Results for the Three Months Ended June 30, 2018 Compared with the Same Period in 2017

(In thousands)	Three Months Ended June 30,
	2018	2017
Net sales	$634,360	$573,366
Operating income	147,831	125,133
Operating margin	23.3%	21.8%
For the three months ended June 30, 2018, Fluid & Metering Technologies contributed 38% of sales, 42% of operating income and 41% of EBITDA; Health & Science Technologies contributed 36% of sales, 31% of operating income and 33% of EBITDA; and Fire & Safety/Diversified Products contributed 26% of sales, 27% of operating income and 26% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.
Sales in the second quarter of 2018 were $634.4 million, which was an 11% increase compared to the same period last year. This increase reflects a 9% increase in organic sales and a 2% favorable impact from foreign currency translation. Sales to customers outside the U.S. represented approximately 51% of total sales in the second quarter of 2018 compared with 49% during the same period in 2017.
Gross profit of $287.4 million in the second quarter of 2018 increased $30.4 million, or 12%, from the same period in 2017, mainly due to increased sales volume. Gross margin of 45.3% in the second quarter of 2018 increased 50 basis points from 44.8% during the same period in 2017, primarily due to productivity initiatives and volume leverage, partially offset by higher engineering costs.
Selling, general and administrative expenses increased to $137.5 million in the second quarter of 2018 from $131.8 million in the same period in 2017. The increase is primarily due to volume related expenses. Corporate costs increased to $21.6 million in the second quarter of 2018 compared to $18.4 million in the second quarter of 2017 as a result of a $2.2 million stamp duty in Switzerland and higher acquisition costs. As a percentage of sales, selling, general and administrative expenses were 21.7% for the second quarter of 2018, down 130 basis points compared to 23.0% during the same period in 2017.
Operating income of $147.8 million and operating margin of 23.3% in the second quarter of 2018 were up from the $125.1 million and 21.8%, respectively, recorded in the same period in 2017. These increases are primarily due to higher volume and productivity initiatives.

Other (income) expense - net was $0.1 million of income in the second quarter of 2018 up from $0.4 million of expense in the same period in 2017, primarily due to higher foreign currency transaction gains in 2018.
Interest expense of $11.1 million in the second quarter of 2018 was down from $11.3 million in the same period in 2017 due to lower borrowings on revolving facilities.
Provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes was flat at $29.6 million in the second quarter of 2018 compared with the same period in 2017. The effective tax rate decreased to 21.7% for the second quarter of 2018 compared to 26.1% for the same period in 2017 due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), including the 14% decrease in the U.S. statutory income tax rate and the introduction of the Foreign Derived Intangible Income (“FDII”) deduction, as well as the excess tax benefits related to share-based compensation, offset by the removal of the domestic production activities deduction, the new Global Intangible Low-Taxed Income (“GILTI”) provision, increased limitation on the deductibility of executive compensation and the mix of global pre-tax income among jurisdictions.
Net income in the second quarter of 2018 of $107.1 million increased from $83.8 million during the same period in 2017. Diluted earnings per share in the second quarter of 2018 of $1.38 increased $0.30, or 28%, compared with the same period in 2017.
Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended June 30,
	2018	2017
Net sales	$242,800	$221,182
Operating income	71,228	60,029
Operating margin	29.3%	27.1%
Sales of $242.8 million increased $21.6 million, or 10%, in the second quarter of 2018 compared with the same period in 2017. This reflects a 10% increase in organic sales and a 2% favorable impact from foreign currency translation, partially offset by a 2% decrease from a divestiture (Faure Herman - October 2017). In the second quarter of 2018, sales increased 10% both domestically and internationally compared to the same period in 2017. Sales to customers outside the U.S. were approximately 43% of total segment sales during both the second quarters of 2018 and 2017.
Sales within our Pumps platform increased in the second quarter of 2018 compared to the same period in 2017 due to strength in the North American industrial distribution market as well as strength in the oil and gas end market and LACT (lease automatic custody transfer) products. Sales within our Agriculture platform increased in the second quarter of 2018 compared to the same period in 2017 due to broad based demand across both OEM and distribution channels in North America and Europe. Sales within our Valves platform increased in the second quarter of 2018 compared to the same period in 2017 as a result of strong demand within the chemical end market in Europe and Asia. Sales within our Water platform increased in the second quarter of 2018 compared to the same period in 2017 due to strong U.S. distribution. Sales within our Energy platform decreased slightly in the second quarter of 2018 compared to the same period in 2017, primarily due to the Faure Herman divestiture in 2017, partially offset by continued strength in the LPG end market and strong truck builds.
Operating income and operating margin of $71.2 million and 29.3%, respectively, in the second quarter of 2018 were higher than the $60.0 million and 27.1% recorded in the second quarter of 2017, primarily due to higher volume and productivity initiatives.
Health & Science Technologies Segment

(In thousands)	Three Months Ended June 30,
	2018	2017
Net sales	$227,403	$204,409
Operating income	52,569	46,294
Operating margin	23.1%	22.6%
Sales of $227.4 million increased $23.0 million, or 11%, in the second quarter of 2018 compared with the same period in 2017. This reflects an 8% increase in organic sales, a 1% increase from an acquisition (thinXXS - December 2017) and a 2% favorable impact from foreign currency translation. In the second quarter of 2018, sales increased 5% domestically and 17% internationally. Sales to customers outside the U.S. were approximately 57% of total segment sales in the second quarter of 2018 compared with 54% during the same period in 2017.

Sales within our Material Processing Technologies platform increased in the second quarter of 2018 compared to the same period in 2017, primarily due to large project shipments in the current quarter. Sales within our Scientific Fluidics & Optics platform increased in the second quarter of 2018 compared to the same period in 2017 due to new products, market share wins, strong demand in our primary end markets, including analytical instrumentation, IVD and biotechnology and semiconductor and the thinXXS acquisition. Sales within our Sealing Solutions platform increased in the second quarter of 2018 compared to the same period in 2017 as a result of continued strength within the semiconductor, automotive and industrial end markets. Sales within our Gast platform increased in the second quarter of 2018 compared to the same period in 2017 primarily due to strength in North American distribution as well as new product sales. Sales within our Micropump platform increased in the second quarter of 2018 compared to the same period in 2017 due to strength in the core printing and hemodialysis markets.
Operating income and operating margin of $52.6 million and 23.1%, respectively, in the second quarter of 2018 were up from the $46.3 million and 22.6% recorded in the same period in 2017. Operating income and operating margin were up due to higher volume and productivity initiatives.
Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended June 30,
	2018	2017
Net sales	$164,300	$147,983
Operating income	45,882	37,197
Operating margin	27.9%	25.1%
Sales of $164.3 million increased $16.3 million, or 11%, in the second quarter of 2018 compared with the same period in 2017. This reflects an 8% increase in organic sales and a 3% favorable impact from foreign currency translation. In the second quarter of 2018, sales increased 8% domestically and 14% internationally. Sales to customers outside the U.S. were approximately 54% of total segment sales in the second quarter of 2018 compared to 53% in the same period in 2017.
Sales within our Dispensing platform increased in the second quarter of 2018 compared to the same period in 2017 primarily due to strong demand in the U.S. and Asia. Sales within our Band-It platform increased in the second quarter of 2018 compared to the same period in 2017 due to market share gains in all global regions, strength in the energy, automotive and industrial end markets as well as new program wins. Sales within our Fire & Safety platform increased in the second quarter of 2018 compared to the same period in 2017 due to strong demand for rescue tools across all geographies.
Operating income and operating margin of $45.9 million and 27.9%, respectively, in the second quarter of 2018 were higher than $37.2 million and 25.1% recorded in the second quarter of 2017 due to higher volume and productivity initiatives.

Consolidated Results for the Six Months Ended June 30, 2018 Compared with the Same Period in 2017

(In thousands)	Six Months Ended June 30,
	2018	2017
Net sales	$1,246,684	$1,126,918
Operating income	284,514	240,804
Operating margin	22.8%	21.4%
For the six months ended June 30, 2018, Fluid & Metering Technologies contributed 38% of sales, 42% of operating income and 40% of EBITDA; Health & Science Technologies contributed 36% of sales, 32% of operating income and 34% of EBITDA; and Fire & Safety/Diversified Products contributed 26% of sales, 26% of operating income and 26% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.
Sales in the first six months of 2018 were $1,246.7 million, which was an 11% increase compared to the same period last year. This reflects an 8% increase in organic sales and a 3% favorable impact from foreign currency translation. Sales to customers outside the U.S. represented approximately 51% of total sales in the first six months of 2018 compared with 49% during the same period in 2017.

Gross profit of $564.0 million in the first six months of 2018 increased $56.2 million, or 11%, from the same period in 2017, mainly due to increased sales volume. Gross margin of 45.2% in the first six months of 2018 increased 10 basis points from 45.1% during the same period in 2017, primarily due to productivity initiatives and supply chain challenges in the prior year period.
Selling, general and administrative expenses increased to $275.9 million in the first six months of 2018 from $262.3 million during the same period in 2017. The increase is primarily due to higher consulting expenses and volume related expenses. Corporate costs increased to $42.1 million in the first six months of 2018 compared to $35.3 million in the first six months of 2017 as a result of higher share-based compensation expense, pension expense, acquisition costs as well as a $2.2 million stamp duty in Switzerland. As a percentage of sales, selling, general and administrative expenses were 22.1% for the first six months of 2018, down 120 basis points compared to 23.3% during the same period in 2017.
Operating income of $284.5 million in the first six months of 2018 was up from the $240.8 million recorded during the same period in 2017 and operating margin of 22.8% was up from 21.4% recorded in the same period in 2017. The increase in operating income and margin are primarily due to higher volume and productivity initiatives.
Other (income) expense - net was $4.5 million of income in the first six months of 2018 up from $0.1 million of expense in the same period in 2017, primarily due to higher foreign currency transaction gains in 2018 as a result of the decision that foreign intercompany loans would no longer be permanent in nature on December 31, 2017.
Interest expense of $22.1 million in the first six months of 2018 was down from $22.9 million in the same period in 2017 due to lower borrowings on the revolving credit facility.
Provision for income taxes increased to $60.8 million in the six months ended June 30, 2018 from $58.1 million in the same period in 2017. The effective tax rate decreased to 22.8% for the six months ended June 30, 2018 compared to 26.7% in the same period in 2017 due to the enactment of the Tax Act, including the 14% decrease in the U.S. statutory income tax rate and the introduction of the FDII deduction, as well as excess tax benefits related to share-based compensation, offset by the removal of the domestic production activities deduction, the new GILTI provision, increased limitation on the deductibility of executive compensation and the mix of global pre-tax income among jurisdictions.
Net income in the first six months of 2018 of $206.1 million increased from $159.7 million during the same period in 2017. Diluted earnings per share in the first six months of 2018 of $2.65 increased $0.58, or 28%, compared with the same period in 2017.
Fluid & Metering Technologies Segment

(In thousands)	Six Months Ended June 30,
	2018	2017
Net sales	$475,133	$437,952
Operating income	137,394	117,842
Operating margin	28.9%	26.9%
Sales of $475.1 million increased $37.2 million, or 8%, in the first six months of 2018 compared with the same period in 2017. This reflects a 7% increase in organic sales and a 3% favorable impact from foreign currency translation, partially offset by a 2% decrease from a divestiture (Faure Herman - October 2017). In the first six months of 2018, sales increased 7% domestically and 11% internationally compared to the same period in 2017. Sales to customers outside the U.S. were approximately 43% of total segment sales during the first six months of 2018 compared with 42% during the same period in 2017.
Sales within our Pumps platform increased in the first six months of 2018 compared to the same period in 2017 due to strength in the North American industrial distribution market as well as strength in the oil and gas end market and LACT products. Sales within our Agriculture platform increased in the first six months of 2018 compared to the same period in 2017 due to higher pre-season backlog compared to the prior year as well as broad based demand across both OEM and distribution channels in North America and Europe. Sales within our Valves platform increased in the first six months of 2018 compared to the same period in 2017 primarily due to strong demand within the chemical end market in Europe and Asia. Sales within our Water platform increased in the first six months of 2018 compared to the same period in 2017 due to strong international sales and increased project demand. Sales within our Energy platform decreased in the first six months of 2018 compared to the same period in 2017 primarily as a result of the divestiture of our Faure Herman business, partially offset by strong truck builds and project wins in the LPG end market.
Operating income and operating margin of $137.4 million and 28.9%, respectively, in the first six months of 2018 were higher than the $117.8 million and 26.9%, respectively, recorded in the first six months of 2017, primarily due to higher volume and productivity initiatives as well as the impact of higher restructuring expenses in the prior year.

Health & Science Technologies Segment

(In thousands)	Six Months Ended June 30,
	2018	2017
Net sales	$448,478	$404,088
Operating income	104,375	88,532
Operating margin	23.3%	21.9%
Sales of $448.5 million increased $44.4 million, or 11%, in the first six months of 2018 compared with the same period in 2017. This reflects a 7% increase in organic sales, a 1% increase from an acquisition (thinXXS - December 2017) and a 3% favorable impact from foreign currency translation. In the first six months of 2018, sales increased 4% domestically and 17% internationally compared to the same period in 2017. Sales to customers outside the U.S. were approximately 57% of total segment sales during the first six months of 2018 compared with 55% during the same period in 2017.
Sales within our Material Processing Technologies platform increased in the first six months of 2018 compared to the same period in 2017, primarily due to the timing of several large projects in 2018 and continued demand within the pharmaceutical end market in Asia, partially offset by the impact of strategic changes in product focus which resulted in discontinued products in 2017. Sales within our Scientific Fluidics & Optics platform increased in the first six months of 2018 compared to the same period in 2017 due to new product introductions, market share wins, strong demand across our end markets, including IVD, biotechnology, semiconductor and defense and the thinXXS acquisition. Sales within our Sealing Solutions platform increased in the first six months of 2018 compared to the same period in 2017 due to the extremely strong global demand in the semiconductor end market and strength in the energy, automotive and industrial end markets. Sales within our Gast platform increased in the first six months of 2018 compared to the same period in 2017, primarily due to the impact of OEM tailwinds and higher distribution volume as well as new product introductions. Sales within our Micropump platform increased in the first six months of 2018 compared to the same period in 2017 due to increasing demand in the printing end market.
Operating income and operating margin of $104.4 million and 23.3%, respectively, in the first six months of 2018 were up from the $88.5 million and 21.9% recorded in the same period in 2017, primarily due to higher volume and productivity initiatives as well as higher 2017 restructuring expenses related to site consolidations.
Fire & Safety/Diversified Products Segment

(In thousands)	Six Months Ended June 30,
	2018	2017
Net sales	$323,473	$285,430
Operating income	85,436	69,823
Operating margin	26.4%	24.5%
Sales of $323.5 million increased $38.0 million, or 13%, in the first six months of 2018 compared with the same period in 2017. This reflects a 9% increase in organic sales and a 4% favorable impact from foreign currency translation. In the first six months of 2018, sales increased 9% domestically and 18% internationally compared with the same period in 2017. Sales to customers outside the U.S. were approximately 54% of total segment sales in the first six months of 2018 and 52% during the same period in 2017.
Sales within our Dispensing platform increased in the first six months of 2018 compared to the same period in 2017 due to strong global demand led by the U.S. and Asia. Sales within our Band-It platform increased compared to the first six months of 2017 due to market share gain in all global regions, strength in the energy, automotive and industrial end markets and several large project wins. Sales within our Fire & Safety platform increased compared to the first six months of 2017 primarily due to OEM and distribution strength as well as strong demand for rescue tools across all geographies.
Operating income of $85.4 million in the first six months of 2018 was higher than the $69.8 million recorded in the same period in 2017 and operating margin of 26.4% recorded in the first six months of 2018 was higher than the 24.5% recorded in the same period in 2017, primarily due to increased volume and productivity initiatives.

Liquidity and Capital Resources
Operating Activities
Cash flows from operating activities for the first six months of 2018 increased $19.8 million, or 11%, to $192.4 million compared to the first six months of 2017 due to higher net income, partially offset by higher working capital as a result of the timing of sales and stronger than expected demand as well as higher variable compensation payments and lower income tax payments. At June 30, 2018, working capital was $766.7 million and the Company’s current ratio was 3.2 to 1. At June 30, 2018, the Company’s cash and cash equivalents totaled $458.8 million, of which $271.1 million was held outside of the United States.
Investing Activities
Cash flows used in investing activities for the first six months of 2018 increased $6.4 million to $25.8 million compared to the same period in 2017, primarily due to $4.0 million spent on the purchase of intellectual property assets.
Cash flows from operations were more than adequate to fund capital expenditures of $21.0 million and $19.5 million in the first six months of 2018 and 2017, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.
Financing Activities
Cash flows used in financing activities for the first six months of 2018 were $72.0 million compared to $186.1 million in the same period of 2017, primarily as a result of no repayments under the revolving credit facility in 2018 compared to the same period in 2017, partially offset by higher dividends paid and higher share repurchases in 2018.
On June 13, 2016, the Company completed a private placement of a $100 million aggregate principal amount of 3.20% Senior Notes due June 13, 2023 and a $100 million aggregate principal amount of 3.37% Senior Notes due June 13, 2025 (collectively, the “Notes”) pursuant to a Note Purchase Agreement, dated June 13, 2016 (the “Purchase Agreement”). Each series of Notes bears interest at the stated amount per annum, which is payable semi-annually in arrears on each June 13th and December 13th. The Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other unsecured, unsubordinated debt. The Company may at any time prepay all, or any portion of the Notes; provided that such portion is greater than 5% of the aggregate principal amount of the Notes then outstanding. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole amount. In addition, the Company may repurchase Notes by making an offer to all holders of the Notes, subject to certain conditions.
The Company maintains a revolving credit facility (the “Revolving Facility”), which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 23, 2020. At June 30, 2018, there was $10.4 million outstanding under the Revolving Facility and $8.1 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at June 30, 2018 of $681.5 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. The applicable margin is based on the Company’s senior, unsecured long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at June 30, 2018, the applicable margin was 1.10%. Given the fact that LIBOR was negative at June 30, 2018, the default interest rate is equal to the applicable margin, resulting in a weighted average interest rate of 1.12% at June 30, 2018. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $350.0 million. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 15 basis points and is payable quarterly.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, which require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At June 30, 2018, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 14.96 to 1 and the leverage ratio was 1.34 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
On December 1, 2015, the Company’s Board of Directors approved an increase of $300.0 million in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the six months ended June 30, 2018, the Company repurchased a total of 147 thousand shares at a cost of $20.5 million, of which $1.0 million settled in July 2018. During the six months ended June 30, 2017, the Company repurchased a total of 106 thousand shares at a cost of $9.8 million. As of June 30, 2018, the amount of share repurchase authorization remaining is $530.4 million.

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

Non-GAAP Disclosures

Set forth below are reconciliations of Adjusted operating income, Adjusted net income, Adjusted EPS, EBITDA and Adjusted EBITDA to the comparable measures of net income and operating income, as determined in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). We have reconciled Adjusted operating income to Operating income; Adjusted net income to Net income; Adjusted EPS to EPS; and consolidated EBITDA, segment EBITDA, Adjusted EBITDA and Adjusted segment EBITDA to Net income. The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that we do not allocate consolidated interest expense or the consolidated provision for income taxes to our segments.

EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across our three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within our industry. Management believes EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 10 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”

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

Management uses Adjusted operating income, Adjusted net income and Adjusted EPS as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as restructuring expenses. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making.

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

1. Reconciliations of the Change in Net Sales to Organic Net Sales
	Three Months Ended June 30, 2018
	FMT	HST	FSDP	IDEX
Change in net sales	10%	11%	11%	11%
- Impact from acquisitions/divestitures	(2)%	1%	—%	—%
- Impact from foreign currency	2%	2%	3%	2%
Change in organic net sales	10%	8%	8%	9%

	Six Months Ended June 30, 2018
	FMT	HST	FSDP	IDEX
Change in net sales	8%	11%	13%	11%
- Impact from acquisitions/divestitures	(2)%	1%	—%	—%
- Impact from foreign currency	3%	3%	4%	3%
Change in organic net sales	7%	7%	9%	8%

2. Reconciliations of Reported-to-Adjusted Operating Income and Margin
(dollars in thousands)	Three Months Ended June 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$71,228	$52,569	$45,882	$(21,848)	$147,831
+ Restructuring expenses	343	1,123	267	255	1,988
Adjusted operating income (loss)	$71,571	$53,692	$46,149	$(21,593)	$149,819

Net sales (eliminations)	$242,800	$227,403	$164,300	$(143)	$634,360

Operating margin	29.3%	23.1%	27.9%	n/m	23.3%
Adjusted operating margin	29.5%	23.6%	28.1%	n/m	23.6%

	Three Months Ended June 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$60,029	$46,294	$37,197	$(18,387)	$125,133
+ Restructuring expenses	—	—	—	—	—
Adjusted operating income (loss)	$60,029	$46,294	$37,197	$(18,387)	$125,133

Net sales (eliminations)	$221,182	$204,409	$147,983	$(208)	$573,366

Operating margin	27.1%	22.6%	25.1%	n/m	21.8%
Adjusted operating margin	27.1%	22.6%	25.1%	n/m	21.8%

	Six Months Ended June 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$137,394	$104,375	$85,436	$(42,691)	$284,514
+ Restructuring expenses	486	2,182	367	595	3,630
Adjusted operating income (loss)	$137,880	$106,557	$85,803	$(42,096)	$288,144

Net sales (eliminations)	$475,133	$448,478	$323,473	$(400)	$1,246,684

Operating margin	28.9%	23.3%	26.4%	n/m	22.8%
Adjusted operating margin	29.0%	23.8%	26.5%	n/m	23.1%

	Six Months Ended June 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$117,842	$88,532	$69,823	$(35,393)	$240,804
+ Restructuring expenses	1,566	3,028	73	130	4,797
Adjusted operating income (loss)	$119,408	$91,560	$69,896	$(35,263)	$245,601

Net sales (eliminations)	$437,952	$404,088	$285,430	$(552)	$1,126,918

Operating margin	26.9%	21.9%	24.5%	n/m	21.4%
Adjusted operating margin	27.3%	22.7%	24.5%	n/m	21.8%

3. Reconciliations of Reported-to-Adjusted Net Income and EPS
(in thousands, except EPS)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reported net income	$107,126	$83,844	$206,084	$159,743
+ Restructuring expenses	1,988	—	3,630	4,797
+ Tax impact on restructuring expenses	(494)	—	(873)	(1,529)
Adjusted net income	$108,620	$83,844	$208,841	$163,011

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reported EPS	$1.38	$1.08	$2.65	$2.07
+ Restructuring expenses	0.03	—	0.05	0.06
+ Tax impact on restructuring expenses	(0.01)	—	(0.01)	(0.02)
Adjusted EPS	$1.40	$1.08	$2.69	$2.11

Diluted weighted average shares	77,704	77,320	77,722	77,107

4. Reconciliations of EBITDA to Net Income
(in thousands)	Three Months Ended June 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$71,228	$52,569	$45,882	$(21,848)	$147,831
- Other (income) expense - net	511	(463)	(45)	(53)	(50)
+ Depreciation and amortization	5,707	10,090	3,597	176	19,570
EBITDA	76,424	63,122	49,524	(21,619)	167,451
- Interest expense					11,140
- Provision for income taxes					29,615
- Depreciation and amortization					19,570
Net income					$107,126

Net sales (eliminations)	$242,800	$227,403	$164,300	$(143)	$634,360
Operating margin	29.3%	23.1%	27.9%	n/m	23.3%
EBITDA margin	31.5%	27.8%	30.1%	n/m	26.4%

	Three Months Ended June 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$60,029	$46,294	$37,197	$(18,387)	$125,133
- Other (income) expense - net	447	924	583	(1,582)	372
+ Depreciation and amortization	5,987	11,994	3,652	201	21,834
EBITDA	65,569	57,364	40,266	(16,604)	146,595
- Interest expense					11,304
- Provision for income taxes					29,613
- Depreciation and amortization					21,834
Net income					$83,844

Net sales (eliminations)	$221,182	$204,409	$147,983	$(208)	$573,366
Operating margin	27.1%	22.6%	25.1%	n/m	21.8%
EBITDA margin	29.6%	28.1%	27.2%	n/m	25.6%

	Six Months Ended June 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$137,394	$104,375	$85,436	$(42,691)	$284,514
- Other (income) expense - net	645	(1,060)	(3,666)	(418)	(4,499)
+ Depreciation and amortization	11,401	21,479	7,371	373	40,624
EBITDA	148,150	126,914	96,473	(41,900)	329,637
- Interest expense					22,140
- Provision for income taxes					60,789
- Depreciation and amortization					40,624
Net income					$206,084

Net sales (eliminations)	$475,133	$448,478	$323,473	$(400)	$1,246,684
Operating margin	28.9%	23.3%	26.4%	n/m	22.8%
EBITDA margin	31.2%	28.3%	29.8%	n/m	26.4%

	Six Months Ended June 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$117,842	$88,532	$69,823	$(35,393)	$240,804
- Other (income) expense - net	477	1,067	619	(2,099)	64
+ Depreciation and amortization	11,631	23,258	7,229	408	42,526
EBITDA	128,996	110,723	76,433	(32,886)	283,266
- Interest expense					22,856
- Provision for income taxes					58,141
- Depreciation and amortization					42,526
Net income					$159,743

Net sales (eliminations)	$437,952	$404,088	$285,430	$(552)	$1,126,918
Operating margin	26.9%	21.9%	24.5%	n/m	21.4%
EBITDA margin	29.5%	27.4%	26.8%	n/m	25.1%

5. Reconciliations of EBITDA to Adjusted EBITDA
(in thousands)	Three Months Ended June 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$76,424	$63,122	$49,524	$(21,619)	$167,451
+ Restructuring expenses	343	1,123	267	255	1,988
Adjusted EBITDA	$76,767	$64,245	$49,791	$(21,364)	$169,439

Adjusted EBITDA margin	31.6%	28.3%	30.3%	n/m	26.7%

	Three Months Ended June 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$65,569	$57,364	$40,266	$(16,604)	$146,595
+ Restructuring expenses	—	—	—	—	—
Adjusted EBITDA	$65,569	$57,364	$40,266	$(16,604)	$146,595

Adjusted EBITDA margin	29.6%	28.1%	27.2%	n/m	25.6%

	Six Months Ended June 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$148,150	$126,914	$96,473	$(41,900)	$329,637
+ Restructuring expenses	486	2,182	367	595	3,630
Adjusted EBITDA	$148,636	$129,096	$96,840	$(41,305)	$333,267

Adjusted EBITDA margin	31.3%	28.8%	29.9%	n/m	26.7%

	Six Months Ended June 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$128,996	$110,723	$76,433	$(32,886)	$283,266
+ Restructuring expenses	1,566	3,028	73	130	4,797
Adjusted EBITDA	$130,562	$113,751	$76,506	$(32,756)	$288,063

Adjusted EBITDA margin	29.8%	28.2%	26.8%	n/m	25.6%

6. Reconciliations of Cash Flows from Operating Activities to Free Cash Flow
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash flows from operating activities	$120,697	$87,601	$192,426	$172,580
- Capital expenditures	10,959	9,377	20,968	19,539
Free cash flow	$109,738	$78,224	$171,458	$153,041

Critical Accounting Policies

As discussed in the Annual Report on Form 10-K for the year ended December 31, 2017, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. See Part 1, Notes to the Condensed Consolidated Financial Statements, Note 1 Basis of Presentation and Significant Accounting Policies. The adoption of recent accounting standards as described in Note 1 have not had and are not expected to have a material impact on our condensed consolidated financial statements. Aside from recent accounting standards adopted as described in Note 1, there have been no changes to the Company’s critical accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017 that have a material impact on our condensed consolidated financial statements.

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
Foreign Currency Exchange Rates
The Company’s foreign currency exchange rate risk is limited principally to the Euro, Swiss Franc, British Pound, Canadian Dollar, Indian Rupee and Chinese Renminbi. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The effect of transaction gains and losses is reported within Other (income) expense-net in the Condensed Consolidated Statements of Operations.
Interest Rate Fluctuation
The Company’s interest rate exposure is primarily related to the $859.2 million of total debt outstanding at June 30, 2018. Approximately 1% of the debt, representing the amount drawn on the Revolving Facility at June 30, 2018, is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.1 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2018, that the Company’s disclosure controls and procedures were effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of its common stock during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2018 to April 30, 2018	—	$—	—	$550,936,062
May 1, 2018 to May 31, 2018	77,090	137.53	77,090	540,333,607
June 1, 2018 to June 30, 2018	70,400	140.51	70,400	530,442,052
Total	147,490	$138.95	147,490	$530,442,052

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

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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
Date: July 25, 2018