Form 10-Q
period 2018-09-30
IDEX CORP /DE/
filed 2018-10-24
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of October 22, 2018: 76,709,717.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$491,767	$375,950
Receivables, less allowance for doubtful accounts of $7,298 at September 30, 2018 and $7,764 at December 31, 2017	324,895	294,166
Inventories	287,126	259,724
Other current assets	51,451	74,203
Total current assets	1,155,239	1,004,043
Property, plant and equipment - net	276,821	258,350
Goodwill	1,708,783	1,704,158
Intangible assets - net	395,497	414,746
Other noncurrent assets	18,467	18,331
Total assets	$3,554,807	$3,399,628
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$141,178	$147,067
Accrued expenses	185,453	184,705
Short-term borrowings	536	258
Dividends payable	33,046	28,945
Total current liabilities	360,213	360,975
Long-term borrowings	848,246	858,788
Deferred income taxes	131,149	137,638
Other noncurrent liabilities	154,625	155,685
Total liabilities	1,494,233	1,513,086
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,113,901 shares at September 30, 2018 and 90,162,211 shares at December 31, 2017	902	902
Additional paid-in capital	732,941	716,906
Retained earnings	2,276,634	2,057,915
Treasury stock at cost: 13,262,072 shares at September 30, 2018 and 13,468,675 shares at December 31, 2017	(835,801)	(799,674)
Accumulated other comprehensive income (loss)	(114,102)	(89,507)
Total shareholders’ equity	2,060,574	1,886,542
Total liabilities and shareholders’ equity	$3,554,807	$3,399,628
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$622,888	$574,490	$1,869,572	$1,701,408
Cost of sales	342,655	316,560	1,025,320	935,612
Gross profit	280,233	257,930	844,252	765,796
Selling, general and administrative expenses	130,479	131,426	406,354	393,691
Restructuring expenses	4,621	—	8,251	4,797
Operating income	145,133	126,504	429,647	367,308
Other (income) expense - net	934	1,653	(3,565)	1,717
Interest expense	10,958	11,064	33,098	33,920
Income before income taxes	133,241	113,787	400,114	331,671
Provision for income taxes	26,889	30,019	87,678	88,160
Net income	$106,352	$83,768	$312,436	$243,511

Basic earnings per common share	$1.39	$1.09	$4.07	$3.19
Diluted earnings per common share	$1.37	$1.08	$4.02	$3.15

Share data:
Basic weighted average common shares outstanding	76,562	76,309	76,507	76,215
Diluted weighted average common shares outstanding	77,709	77,523	77,717	77,246
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$106,352	$83,768	$312,436	$243,511
Other comprehensive income (loss):
Reclassification adjustments for derivatives, net of tax	1,244	1,054	3,764	3,159
Pension and other postretirement adjustments, net of tax	1,270	1,468	3,979	3,872
Cumulative translation adjustment	9,164	28,796	(25,903)	97,160
Other comprehensive income (loss)	11,678	31,318	(18,160)	104,191
Comprehensive income	$118,030	$115,086	$294,276	$347,702
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2017	$717,808	$2,057,915	$(46,306)	$(29,154)	$(14,047)	$(799,674)	$1,886,542
Net income	—	312,436	—	—	—	—	312,436
Adjustment for adoption of ASU 2016-16	—	(645)	—	—	—	—	(645)
Adjustment for adoption of ASU 2018-02	—	6,435	—	(3,411)	(3,024)	—	—
Cumulative translation adjustment	—	—	(25,903)	—	—	—	(25,903)
Net change in retirement obligations (net of tax of $1,417)	—	—	—	3,979	—	—	3,979
Net change on derivatives designated as cash flow hedges (net of tax of $1,105)	—	—	—	—	3,764	—	3,764
Issuance of 563,193 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $4,144)	—	—	—	—	—	26,793	26,793
Repurchase of 356,590 shares of common stock	—	—	—	—	—	(51,660)	(51,660)
Shares surrendered for tax withholding	—	—	—	—	—	(11,260)	(11,260)
Share-based compensation	16,035	—	—	—	—	—	16,035
Cash dividends declared — $1.29 per common share outstanding	—	(99,507)	—	—	—	—	(99,507)
Balance, September 30, 2018	$733,843	$2,276,634	$(72,209)	$(28,586)	$(13,307)	$(835,801)	$2,060,574
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$312,436	$243,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,725	28,425
Amortization of intangible assets	29,505	35,381
Amortization of debt issuance expenses	998	989
Share-based compensation expense	19,814	18,143
Deferred income taxes	(1,480)	1,888
Non-cash interest expense associated with forward starting swaps	4,869	5,004
Changes in (net of the effect from acquisitions):
Receivables	(34,057)	(28,407)
Inventories	(27,903)	(4,869)
Other current assets	7,635	(15,113)
Trade accounts payable	(4,420)	3,681
Accrued expenses	33	9,912
Other - net	(11,402)	(1,965)
Net cash flows provided by operating activities	325,753	296,580
Cash flows from investing activities
Purchases of property, plant and equipment	(39,856)	(28,054)
Purchase of intellectual property	(4,000)	—
Acquisition of businesses, net of cash acquired	(20,205)	—
Proceeds from disposal of fixed assets	211	5,159
Other - net	(1,180)	(337)
Net cash flows used in investing activities	(65,030)	(23,232)
Cash flows from financing activities
Borrowings under revolving credit facilities	—	33,000
Payments under revolving credit facilities	(11,128)	(181,692)
Dividends paid	(94,913)	(82,869)
Proceeds from stock option exercises	26,793	18,980
Purchases of common stock	(50,654)	(22,650)
Shares surrendered for tax withholding	(11,260)	(5,903)
Settlement of foreign exchange contracts	6,593	4,406
Net cash flows used in financing activities	(134,569)	(236,728)
Effect of exchange rate changes on cash and cash equivalents	(10,337)	30,707
Net increase (decrease) in cash	115,817	67,327
Cash and cash equivalents at beginning of year	375,950	235,964
Cash and cash equivalents at end of period	$491,767	$303,291

Supplemental cash flow information
Cash paid for:
Interest	$18,547	$19,406
Income taxes - net	73,138	78,629
Significant non-cash activities:
Capital expenditures for construction of new leased facility	11,616	—
Contingent consideration for acquisition	3,375	—
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies
The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire year.
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
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or a group of similar assets, the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in the FASB guidance for revenue recognition. The Company adopted this standard on January 1, 2018 and accounted for the purchase of the intellectual property assets from Phantom Controls utilizing this guidance. See Note 7 for further information.
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
In 2016, we established an implementation team and analyzed the impact of the standard by surveying business units and performing extensive contract reviews to identify potential differences that may result from applying the requirements of the new standard. The contract reviews generally supported the recognition of revenue at a point in time, which is consistent with the current revenue recognition model used by most of our business units. As a result, revenue recognition remains unchanged under the new standard. For our business units that currently recognize revenue under a percentage of completion model, revenue recognition also remains unchanged as the contract reviews supported the recognition of revenue over time. The Company has implemented the appropriate changes to its processes, systems and controls to comply with the new guidance. The Company adopted this standard on January 1, 2018 using the modified retrospective approach applied to contracts that were not completed as of January 1, 2018. The adoption of this standard did not have an impact on our condensed consolidated financial statements, except to provide additional disclosures. The Company elected the following practical expedients: significant financing component, sales tax presentation, contract costs, shipping and handling activities and disclosures. See Note 4 for further details on revenue.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard introduces a new lessee model that will require most leases to be recorded on the balance sheet and eliminates the required use of bright line tests in current U.S. GAAP for determining lease classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Companies are permitted to adopt the standard early. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The FASB has also issued the following standards which clarify ASU 2016-02 and have the same effective date as the original standard: ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements.
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

2.    Acquisitions and Divestitures

All of the Company’s acquisitions of businesses have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect the fair values assigned to assets and liabilities, have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition. The results of operations of the acquired companies have been included in the Company’s condensed consolidated results since the date of each acquisition.

The Company did not incur any acquisition-related transaction costs in the three months ended September 30, 2018. The Company did incur $0.5 million in the three months ended September 30, 2017 and $1.5 million and $0.7 million in the nine months ended September 30, 2018 and 2017, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

2018 Acquisition

On July 23, 2018, the Company acquired Finger Lakes Instrumentation (“FLI”), a technology leader in the design, development and production of low-noise cooled CCD and high speed, high-sensitivity Scientific CMOS cameras for the astronomy and life science markets. Headquartered in Lima, NY, FLI operates in our Health & Sciences Technologies segment. FLI was acquired for an aggregate purchase price of $23.6 million, consisting of $20.2 million in cash and contingent consideration valued at $3.4 million as of the opening balance sheet date. The contingent consideration is based on the achievement of financial objectives during the 24-month period following the close of the transaction. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $11.9 million and $8.1 million, respectively. The goodwill is deductible for tax purposes.

The Company made an initial allocation of the purchase price for the FLI acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. As the Company continues to obtain additional information about these assets and liabilities, and continues to learn more about the newly acquired business, we will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will make the appropriate adjustments to the purchase price allocation prior to the completion of the measurement period, as required.

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

The Company made an initial allocation of the purchase price for the thinXXS acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. The Company is continuing to evaluate the valuation of certain income tax liabilities associated with the thinXXS acquisition and is in the process of finalizing the purchase price allocation. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period, as required. Only items identified as of the acquisition date will be considered for subsequent adjustment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales
Fluid & Metering Technologies
External customers	$239,119	$220,897	$714,135	$658,675
Intersegment sales	94	56	211	230
Total segment sales	239,213	220,953	714,346	658,905
Health & Science Technologies
External customers	222,351	207,018	670,685	610,890
Intersegment sales	75	109	219	325
Total segment sales	222,426	207,127	670,904	611,215
Fire & Safety/Diversified Products
External customers	161,418	146,575	484,752	431,843
Intersegment sales	414	24	553	186
Total segment sales	161,832	146,599	485,305	432,029
Intersegment elimination	(583)	(189)	(983)	(741)
Total net sales	$622,888	$574,490	$1,869,572	$1,701,408
Operating income
Fluid & Metering Technologies	$69,755	$61,988	$207,149	$179,830
Health & Science Technologies	49,144	46,073	153,519	134,605
Fire & Safety/Diversified Products	44,726	36,199	130,162	106,022
Corporate office	(18,492)	(17,756)	(61,183)	(53,149)
Total operating income	145,133	126,504	429,647	367,308
Interest expense	10,958	11,064	33,098	33,920
Other (income) expense - net	934	1,653	(3,565)	1,717
Income before income taxes	$133,241	$113,787	$400,114	$331,671

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Fluid & Metering Technologies	$1,141,116	$1,101,580
Health & Science Technologies	1,352,886	1,323,373
Fire & Safety/Diversified Products	769,615	744,515
Corporate office	291,190	230,160
Total assets	$3,554,807	$3,399,628

4.    Revenue

IDEX is an applied solutions company specializing in the manufacture of fluid and metering technologies, health and science technologies and fire, safety and other diversified products built to customers’ specifications. The Company’s products include industrial pumps, compressors, flow meters, injectors, valves and related controls for use in a wide variety of process applications; precision fluidics solutions, including pumps, valves, degassing equipment, corrective tubing, fittings and complex manifolds, optical filters and specialty medical equipment and devices for use in life science applications; precision-engineered equipment for dispensing, metering and mixing paints; and engineered products for industrial and commercial markets, including fire and rescue, transportation equipment, oil and gas, electronics and communications. The Company’s revenue is accounted for under ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective method.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Revenue by reporting unit for the three and nine months ended September 30, 2018 was as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Energy	$42,403	$121,941
Valves	30,972	85,831
Water	63,989	188,000
Pumps	81,605	245,006
Agriculture	20,244	73,568
Intersegment elimination	(94)	(211)
Fluid & Metering Technologies	239,119	714,135
Scientific Fluidics & Optics	106,917	310,530
Sealing Solutions	48,787	154,123
Gast	33,574	92,989
Micropump	8,801	27,899
Material Processing Technologies	24,347	85,363
Intersegment elimination	(75)	(219)
Health & Science Technologies	222,351	670,685
Fire & Safety	102,589	298,741
Band-It	25,437	79,892
Dispensing	33,806	106,672
Intersegment elimination	(414)	(553)
Fire & Safety/Diversified Products	161,418	484,752
Total net sales	$622,888	$1,869,572

Revenue by geographical region for the three and nine months ended September 30, 2018 was as follows:

	Three Months Ended September 30, 2018
	FMT	HST	FSDP	IDEX
U.S.	$131,403	$99,474	$78,902	$309,779
Europe	46,895	66,762	36,824	150,481
Asia	28,358	46,634	30,265	105,257
Rest of world (1)	32,557	9,556	15,841	57,954
Intersegment elimination	(94)	(75)	(414)	(583)
Total net sales	$239,119	$222,351	$161,418	$622,888

	Nine Months Ended September 30, 2018
	FMT	HST	FSDP	IDEX
U.S.	$403,903	$290,826	$227,146	$921,875
Europe	130,591	214,564	127,645	472,800
Asia	89,655	139,422	84,563	313,640
Rest of world (1)	90,197	26,092	45,951	162,240
Intersegment elimination	(211)	(219)	(553)	(983)
Total net sales	$714,135	$670,685	$484,752	$1,869,572

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

The composition of Customer receivables was as follows:

	September 30, 2018	January 1, 2018
Billed receivables	$312,406	$285,800
Unbilled receivables	14,435	11,996
Total customer receivables	$326,841	$297,796

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

The composition of Deferred revenue was as follows:

	September 30, 2018	January 1, 2018
Deferred revenue - current	$10,271	$11,031
Deferred revenue - noncurrent	3,271	3,297
Total deferred revenue	$13,542	$14,328

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

Revenue from products and services transferred to customers at a point in time approximated 95% in both the three and nine months ended September 30, 2018. Revenue recognized at a point in time relates to the majority of our product sales. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Revenue from products and services transferred to customers over time approximated 5% in both the three and nine months ended September 30, 2018. Revenue earned by certain business units within the Water, Energy, Material Processing Technologies (“MPT”) and Dispensing reporting units is recognized over time because control transfers continuously to our customers. When accounting for over-time contracts, we use an input measure to determine the extent of progress towards completion of the performance obligation. For certain business units within the Water, Energy and MPT reporting units, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method). We believe this measure of progress best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. Contract costs include labor, material and overhead. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. For certain business units within the Energy and Dispensing reporting units, revenue is recognized ratably over the contract term.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	76,562	76,309	76,507	76,215
Dilutive effect of stock options, restricted stock and performance share units	1,147	1,214	1,210	1,031
Diluted weighted average common shares outstanding	77,709	77,523	77,717	77,246
Options to purchase approximately 0.3 million and zero shares of common stock for the three months ended September 30, 2018 and 2017, respectively, and 0.3 million and 0.4 million shares of common stock for the nine months ended September 30, 2018 and 2017, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.

6.    Inventories
The components of inventories as of September 30, 2018 and December 31, 2017 were:

	September 30, 2018	December 31, 2017
Raw materials and component parts	$185,764	$169,676
Work in process	37,094	33,668
Finished goods	64,268	56,380
Total inventories	$287,126	$259,724
Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and factory overhead, is determined on a FIFO basis.

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Balance at December 31, 2017	$586,064	$740,032	$378,062	$1,704,158
Foreign currency translation	(2,423)	(2,765)	(3,259)	(8,447)
Acquisitions	—	11,920	—	11,920
Acquisition adjustments	—	1,152	—	1,152
Balance at September 30, 2018	$583,641	$750,339	$374,803	$1,708,783

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first nine months of 2018, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of our annual impairment test at October 31, 2017, all reporting units had fair values in excess of their carrying values.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2018 and December 31, 2017:

	At September 30, 2018				At December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$9,640	$(7,789)	$1,851	12	$9,633	$(7,143)	$2,490
Trade names	116,895	(55,799)	61,096	16	117,206	(50,604)	66,602
Customer relationships	258,789	(81,485)	177,304	14	317,316	(124,566)	192,750
Unpatented technology	98,151	(34,015)	64,136	12	91,166	(29,428)	61,738
Other	700	(490)	210	10	839	(573)	266
Total amortized intangible assets	484,175	(179,578)	304,597		536,160	(212,314)	323,846
Indefinite-lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$575,075	$(179,578)	$395,497		$627,060	$(212,314)	$414,746

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
The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. In the first nine months of 2018, there were no events or circumstances that would have required an interim impairment test. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.
Amortization of intangible assets was $8.8 million and $29.5 million for the three and nine months ended September 30, 2018, respectively. Amortization of intangible assets was $11.5 million and $35.4 million for the three and nine months ended September 30, 2017, respectively. Based on the intangible asset balances as of September 30, 2018, amortization expense is expected to approximate $9.0 million for the remaining three months of 2018, $36.4 million in 2019, $35.2 million in 2020, $34.3 million in 2021 and $32.6 million in 2022.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

8.    Accrued Expenses
The components of accrued expenses as of September 30, 2018 and December 31, 2017 were:

	September 30, 2018	December 31, 2017
Payroll and related items	$73,121	$75,869
Management incentive compensation	18,962	24,320
Income taxes payable	25,753	28,033
Insurance	9,929	9,424
Warranty	5,852	6,281
Deferred revenue	10,271	11,031
Restructuring	6,391	4,180
Liability for uncertain tax positions	1,296	1,745
Accrued interest	10,443	1,759
Other	23,435	22,063
Total accrued expenses	$185,453	$184,705

9.    Other Noncurrent Liabilities

The components of other noncurrent liabilities as of September 30, 2018 and December 31, 2017 were:

	September 30, 2018	December 31, 2017
Pension and retiree medical obligations	$85,743	$99,646
Transition tax payable	25,510	27,877
Liability for uncertain tax positions	1,047	1,047
Deferred revenue	3,271	3,297
Liability for construction of new leased facility	11,616	—
Contingent consideration for acquisition	3,375	—
Other	24,063	23,818
Total other noncurrent liabilities	$154,625	$155,685

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

10.    Borrowings
Borrowings at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Revolving Facility	$—	$10,740
4.5% Senior Notes, due December 2020	300,000	300,000
4.2% Senior Notes, due December 2021	350,000	350,000
3.2% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
Other borrowings	1,264	1,446
Total borrowings	851,264	862,186
Less current portion	536	258
Less deferred debt issuance costs	1,746	2,204
Less unaccreted debt discount	736	936
Total long-term borrowings	$848,246	$858,788
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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Borrowings under the Credit Agreement bear interest at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at September 30, 2018, the applicable margin was 1.10%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing or quarterly from the effective date for borrowings exceeding three months.
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
At September 30, 2018, there was no balance outstanding under the Revolving Facility and $9.0 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at September 30, 2018 of approximately $691.0 million.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA. At September 30, 2018, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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

The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized in net income during the period of change. See Note 14 for the amount of loss reclassified into net income for interest rate contracts for the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, the Company did not have any interest rate contracts outstanding.

In 2010 and 2011, the Company entered into two separate forward starting interest rate exchange agreements in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year term of the debt instruments. Approximately $6.3 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity at September 30, 2018 will be recognized in net income over the next 12 months as the underlying hedged transactions are realized.

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

As a result of the foreign currency exchange contracts being settled in April 2018, the Company did not record a gain or loss on the foreign currency exchange contracts during the three months ended September 30, 2018. The Company did record a gain of $0.9 million during the nine months ended September 30, 2018 and a gain of $9.3 million and $14.8 million, respectively, during the three and nine months ended September 30, 2017. The foreign currency exchange gains were recorded within Other (income) expense - net in the Condensed Consolidated Statements of Operations. The Company did not record a gain or loss on the revaluation of intercompany loans during the three months ended September 30, 2018 due to these loans being settled in April 2018. The Company did record a foreign currency transaction loss of $0.9 million during the nine months ended September 30, 2018 and a foreign currency transaction loss of $10.0 million and $15.2 million, respectively during the three and nine months ended September 30, 2017. The losses on the revaluation of the intercompany loans were recorded within Other (income) expense - net in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2018, the Company received $6.6 million in settlement of the foreign currency exchange contracts.

Fair values relating to derivative financial instruments reflect the estimated amounts that the Company would receive or pay to sell or buy the contracts based on quoted market prices of comparable contracts at each balance sheet date.

The following table sets forth the fair value amounts of derivative instruments held by the Company as of September 30, 2018 and December 31, 2017:

	Fair Value Assets
	September 30, 2018	December 31, 2017	Balance Sheet Caption
Foreign currency exchange contracts	$—	$5,779	Other current assets

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
The following table summarizes the basis used to measure the Company’s financial assets at fair value on a recurring basis in the balance sheets at September 30, 2018 and December 31, 2017:

	Basis of Fair Value Measurements
	Balance at September 30, 2018	Level 1	Level 2	Level 3
Available for sale securities	$8,081	$8,081	$—	$—
Foreign currency exchange contracts	$—	$—	$—	$—
Contingent consideration	$3,375	$—	$—	$3,375

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Basis of Fair Value Measurements
	Balance at December 31, 2017	Level 1	Level 2	Level 3
Available for sale securities	$6,742	$6,742	$—	$—
Foreign currency exchange contracts	$5,779	$—	$5,779	$—
Contingent consideration	$—	$—	$—	$—

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2018 or the year ended December 31, 2017.

The Company utilized a Monte Carlo Simulation during the earn-out period to determine the fair value of the contingent consideration associated with the acquisition of FLI. The $3.4 million represents management’s best estimate of the liability, based on a range of outcomes of FLI’s two-year operating results, from August 1, 2018 to July 31, 2020, and is expected to be paid during the third quarter of 2020. As of September 30, 2018, the $3.4 million of contingent consideration is included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short term nature of these instruments. At September 30, 2018, the fair value of the outstanding indebtedness under our Revolving Facility, 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes, 4.2% Senior Notes and other borrowings, based on quoted market prices and current market rates for debt with similar credit risk and maturity, was approximately $851.8 million compared to the carrying value of $850.5 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

13.    Restructuring
During the three and nine months ended September 30, 2018, the Company recorded $4.6 million and $8.3 million, respectively, of restructuring costs as part of restructuring initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The restructuring costs included severance benefits and exit costs which were included in Restructuring expenses in the Condensed Consolidated Statements of Operations. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of asset disposals or impairments and lease exit and contract termination costs.
Pre-tax restructuring expenses by segment for the three and nine months ended September 30, 2018 were as follows:

	Three Months Ended September 30, 2018
	Severance Costs	Exit Costs	Total
Fluid & Metering Technologies	$809	$18	$827
Health & Science Technologies	2,951	165	3,116
Fire & Safety/Diversified Products	60	—	60
Corporate/Other	618	—	618
Total restructuring costs	$4,438	$183	$4,621

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Nine Months Ended September 30, 2018
	Severance Costs	Exit Costs	Total
Fluid & Metering Technologies	$1,160	$153	$1,313
Health & Science Technologies	4,950	348	5,298
Fire & Safety/Diversified Products	427	—	427
Corporate/Other	1,213	—	1,213
Total restructuring costs	$7,750	$501	$8,251

Restructuring accruals of $6.4 million and $4.2 million at September 30, 2018 and December 31, 2017, respectively, are recorded in Accrued expenses on the Condensed Consolidated Balance Sheets. Severance benefits are expected to be paid within the next twelve months using cash from operations. The changes in the restructuring accrual for the nine months ended September 30, 2018 are as follows:

Restructuring
Balance at January 1, 2018	$4,180
Restructuring expenses	8,251
Payments, utilization and other	(6,040)
Balance at September 30, 2018	$6,391

14.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$9,164	$—	$9,164	$28,796	$—	$28,796
Pension and other postretirement adjustments	1,725	(455)	1,270	2,075	(607)	1,468
Reclassification adjustments for derivatives	1,610	(366)	1,244	1,681	(627)	1,054
Total other comprehensive income (loss)	$12,499	$(821)	$11,678	$32,552	$(1,234)	$31,318

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(25,903)	$—	$(25,903)	$97,160	$—	$97,160
Pension and other postretirement adjustments	5,396	(1,417)	3,979	5,625	(1,753)	3,872
Reclassification adjustments for derivatives	4,869	(1,105)	3,764	5,004	(1,845)	3,159
Total other comprehensive income (loss)	$(15,638)	$(2,522)	$(18,160)	$107,789	$(3,598)	$104,191

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) to net income during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pension and other postretirement plans:
Amortization of service cost	$1,725	$2,075	$5,396	$5,625
Total before tax	1,725	2,075	5,396	5,625
Provision for income taxes	(455)	(607)	(1,417)	(1,753)
Total net of tax	$1,270	$1,468	$3,979	$3,872
Derivatives:
Reclassification adjustments	$1,610	$1,681	$4,869	$5,004
Total before tax	1,610	1,681	4,869	5,004
Provision for income taxes	(366)	(627)	(1,105)	(1,845)
Total net of tax	$1,244	$1,054	$3,764	$3,159

The Company recognizes the service cost component in both Selling, general and administrative expenses and Cost of sales in the Condensed Consolidated Statements of Operations depending on the functional area of the underlying employees included in the plans.

15.    Common and Preferred Stock

On December 1, 2015, the Company’s Board of Directors approved a $300.0 million increase in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the nine months ended September 30, 2018, the Company repurchased a total of 357 thousand shares at a cost of $51.7 million, of which $1.0 million was settled in October 2018. During the nine months ended September 30, 2017, the Company repurchased a total of 222 thousand shares at a cost of $23.6 million, of which $1.0 million was settled in October 2017. As of September 30, 2018, the amount of share repurchase authorization remaining was $499.3 million.

At September 30, 2018 and December 31, 2017, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at September 30, 2018 or December 31, 2017.

16.    Share-Based Compensation

Stock Options
Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average fair value of grants	$40.83	$30.46	$38.14	$24.17
Dividend yield	1.14%	1.27%	1.07%	1.45%
Volatility	27.81%	29.35%	28.47%	29.41%
Risk-free interest rate	2.47% - 3.07%	1.24% - 2.80%	2.02% - 3.17%	0.83% - 3.04%
Expected life (in years)	5.81	5.83	5.83	5.83

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$91	$67	$388	$341
Selling, general and administrative expenses	1,929	1,721	6,334	5,604
Total expense before income taxes	2,020	1,788	6,722	5,945
Income tax benefit	(385)	(593)	(1,219)	(1,887)
Total expense after income taxes	$1,635	$1,195	$5,503	$4,058
A summary of the Company’s stock option activity as of September 30, 2018, and changes during the nine months ended September 30, 2018, are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,924,683	$71.07	6.87	$117,209,218
Granted	310,675	138.38
Exercised	(438,500)	61.10
Forfeited	(57,876)	97.29
Outstanding at September 30, 2018	1,738,982	$84.74	6.92	$114,648,578
Vested and expected to vest as of September 30, 2018	1,642,142	$83.24	6.82	$110,726,803
Exercisable at September 30, 2018	841,746	$65.82	5.44	$71,413,569

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of September 30, 2018, and changes during the nine months ended September 30, 2018, are presented as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	182,023	$83.37
Granted	41,570	138.57
Vested	(62,580)	78.57
Forfeited	(10,760)	95.64
Unvested at September 30, 2018	150,253	$99.76

Dividends are paid on restricted stock awards whose fair value is equal to the market price of the Company’s stock at the date of the grant.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total compensation cost for restricted shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$77	$46	$316	$265
Selling, general and administrative expenses	902	1,163	3,155	3,722
Total expense before income taxes	979	1,209	3,471	3,987
Income tax benefit	(177)	(370)	(620)	(1,295)
Total expense after income taxes	$802	$839	$2,851	$2,692

Cash-Settled Restricted Stock
The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. A summary of the Company’s unvested cash-settled restricted stock activity as of September 30, 2018, and changes during the nine months ended September 30, 2018, are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2018	94,730	$131.97
Granted	28,925	138.08
Vested	(27,880)	137.11
Forfeited	(6,835)	150.66
Unvested at September 30, 2018	88,940	$150.66
Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$381	$327	$896	$963
Selling, general and administrative expenses	1,064	696	2,776	2,203
Total expense before income taxes	1,445	1,023	3,672	3,166
Income tax benefit	(158)	(175)	(368)	(557)
Total expense after income taxes	$1,287	$848	$3,304	$2,609
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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

 A summary of the Company’s performance share unit activity as of September 30, 2018, and changes during the nine months ended September 30, 2018, are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	136,870	$113.81
Granted	52,375	216.59
Vested	—	—
Forfeited	(8,095)	139.17
Unvested at September 30, 2018	181,150	$142.68
On December 31, 2017, 62,755 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2017, the Company achieved a 239% payout factor and issued 143,897 shares in February 2018.
Total compensation cost for performance share units is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	2,118	1,725	5,949	5,045
Total expense before income taxes	2,118	1,725	5,949	5,045
Income tax benefit	(418)	(597)	(1,123)	(1,690)
Total expense after income taxes	$1,700	$1,128	$4,826	$3,355
The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Condensed Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.
As of September 30, 2018, there was $15.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years, $5.9 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years, $4.6 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.1 years, and $10.0 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.0 years.

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

	Pension Benefits
	Three Months Ended September 30,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$156	$520	$224	$520
Interest cost	669	341	687	332
Expected return on plan assets	(991)	(276)	(986)	(277)
Net amortization	664	312	641	418
Net periodic benefit cost	$498	$897	$566	$993

	Pension Benefits
	Nine Months Ended September 30,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$665	$1,592	$732	$1,496
Interest cost	1,975	1,053	2,008	957
Expected return on plan assets	(2,957)	(848)	(2,874)	(811)
Net amortization	2,034	964	1,924	1,195
Net periodic benefit cost	$1,717	$2,761	$1,790	$2,837

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$167	$152	$502	$456
Interest cost	202	203	608	611
Net amortization	(185)	(198)	(553)	(595)
Net periodic benefit cost	$184	$157	$557	$472
The Company previously disclosed in its financial statements for the year ended December 31, 2017, that it expected to contribute approximately $5.5 million to its defined benefit plans and $0.1 million to its other postretirement benefit plans in 2018. During the first nine months of 2018, the Company contributed a total of $12.6 million to fund these plans and expects to contribute an additional $0.8 million in the remaining three months of 2018. Included in the total of the $12.6 million is a discretionary contribution for $10.3 million to the U.S. pension plan made in the three months ended September 30, 2018.

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

19.    Income Taxes

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $26.9 million in the third quarter of 2018 from $30.0 million in the same period in 2017. The effective tax rate decreased to 20.2% for the third quarter of 2018 compared to 26.4% during the same period in 2017 due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), including the 14% decrease in the U.S. statutory income tax rate and the introduction of the Foreign Derived Intangible Income (“FDII”) deduction, as well as the excess tax benefits related to share-based compensation, offset by the removal of the domestic production activities deduction, the new Global Intangible Low-Taxed Income (“GILTI”) provision, increased limitation on the deductibility of executive compensation and the mix of global pre-tax income among jurisdictions.

The provision for income taxes decreased to $87.7 million in the nine months ended September 30, 2018 from $88.2 million in the same period in 2017. The effective tax rate decreased to 21.9% for the nine months ended September 30, 2018 compared to 26.6% in the same period in 2017 due to the enactment of the Tax Act, including the 14% decrease in the U.S. statutory income tax rate and the introduction of the FDII deduction, as well as the excess tax benefits related to share-based compensation, offset by the removal of the domestic production activities deduction, the new GILTI provision, increased limitation on the deductibility of executive compensation and the mix of global pre-tax income among jurisdictions.

Because the changes included in the Tax Act are broad and complex, on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in the corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in the Company’s interpretations and assumptions, additional guidance that may be issued by either the Internal Revenue Service or the U.S. Department of Treasury and actions the Company may take. The Company is continuing to gather additional information to determine the final impact. While the Company was able to make reasonable estimates of certain impacts (and therefore, recorded provisional adjustments), the Company’s accounting for the following elements of the Tax Act, for the nine months ended September 30, 2018, is incomplete as follows:

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. The Company recorded a provisional decrease to its deferred tax liability of $40.6 million, with a corresponding adjustment to deferred income tax benefit of $40.6 million for the year ended December 31, 2017. While the Company is able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the Tax Act which are still ongoing, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. For the three and nine months ended September 30, 2018, the Company has not made adjustments to the deferred tax liability and corresponding deferred income tax benefit recorded at December 31, 2017.

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $30.3 million for the year ended December 31, 2017. During the first quarter, the IRS released Revenue Procedure 2018-17 and Notice 2018-26, the effects of which increased the provisional Transition Tax by $0.1 million. No adjustments were made to the Transition Tax during the second or third quarter of 2018, therefore, as of September 30, 2018, the Company had a provisional Transition Tax obligation of $30.4 million. The IRS guidance discussed above also had the impact of increasing the 2017 income tax liability determined without regard to the Transition Tax by $6.4 million, which was recorded in the first quarter of 2018. The Company is continuing to gather additional information to more precisely compute the amount of Transition Tax.

Removal of permanent reinvestment representation on certain undistributed foreign earnings: As a result of the enactment of the Tax Act, the Company has decided to remove the Permanent Reinvestment Representation with respect to certain of its subsidiaries in Canada, Italy and Germany as of December 31, 2017. Under the mandatory repatriation provisions of the Tax Act, post-1986 undistributed earnings were taxed in the U.S. as if they were distributed before December 31, 2017. However, with the removal of the permanent reinvestment representation with respect to select subsidiaries in Canada, Italy and Germany, the non-creditable withholding taxes and any local country taxes associated with future dividends from these subsidiaries are required to be recorded as deferred tax liabilities as of the end of 2017. The Company recorded a provisional increase in its

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

deferred tax liability of $9.2 million, with a corresponding adjustment to deferred income tax expense of $9.2 million for the year ending December 31, 2017. During the second quarter the deferred tax liability was reduced by $1.4 million to $7.8 million. No adjustments were made to the deferred tax liability during the third quarter of 2018. The Company is considering removal of the permanent reinvestment representation with respect to its remaining subsidiaries, which it estimates would result in an additional $10.8 million increase to its deferred tax liability.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.3 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Under the Private Securities Litigation Reform Act
This quarterly report on Form 10-Q, including the “Overview and Outlook” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, capital expenditures, acquisitions, cost reductions, cash flow, revenues, earnings, market conditions, global economies and operating improvements, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures, other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company’s results, particularly in light of the low levels of order backlogs it typically maintains; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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
The Fluid & Metering Technologies segment contains the Energy platform (comprised of Corken, Liquid Controls, SAMPI and Toptech), the Valves platform (comprised of Alfa Valvole, Richter and Aegis), the Water platform (comprised of Pulsafeeder, OBL, Knight, ADS, Trebor and iPEK), the Pumps platform (comprised of Viking and Warren Rupp) and the Agriculture platform (comprised of Banjo). The Health & Science Technologies segment contains the Scientific Fluidics & Optics platform (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, CiDRA Precision Services, thinXXS Microtechnology, CVI Melles Griot, Semrock, AT Films and FLI), the Sealing Solutions platform (comprised of Precision Polymer Engineering, FTL Seals Technology, Novotema and SFC Koenig), the Gast platform, the Micropump platform and the Material Processing Technologies platform (comprised of Quadro, Fitzpatrick, Microfluidics and Matcon). The Fire & Safety/Diversified Products segment contains the Fire & Safety platform (comprised of Class 1, Hale, Godiva, Akron Brass, AWG Fittings, Dinglee, Hurst Jaws of Life, Lukas and Vetter), the Band-It platform and the Dispensing platform.
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
Some of our key financial results for the three months ended September 30, 2018 when compared to the same period in the prior year are as follows:

•	Sales of $622.9 million increased 8%; organic sales (which excludes acquisitions, divestitures and foreign currency translation) were up 9%.

•	Operating income of $145.1 million increased 15%. Adjusted operating income of $149.8 million, adjusted for $4.6 million of restructuring expenses in the third quarter of 2018, increased 18%.

•	Net income of $106.4 million increased 27%. Adjusted net income of $109.8 million, adjusted for $3.4 million of restructuring expenses, net of tax benefit, in the third quarter of 2018, increased 31%.

•	EBITDA of $162.8 million was 26% of sales and covered interest expense by 15 times. Adjusted EBITDA of $167.4 million was 27% of sales and covered interest expense by 15 times.

•	Diluted EPS of $1.37 increased 29 cents, or 27%. Adjusted EPS of $1.41 increased 33 cents, or 31%.
Some of our key financial results for the nine months ended September 30, 2018 when compared to the same period in the prior year are as follows:

•	Sales of $1,869.6 million increased 10%; organic sales (which excludes acquisitions, divestitures and foreign currency translation) were up 8%.

•	Operating income of $429.6 million increased 17%. Adjusted operating income of $437.9 million, adjusted for $8.3 million of restructuring expenses during 2018, increased 18%.

•	Net income of $312.4 million increased 28%. Adjusted net income of $318.7 million, adjusted for $6.3 million of restructuring expenses net of tax benefit, increased 29%.

•	EBITDA of $492.4 million was 26% of sales and covered interest expense by 15 times. Adjusted EBITDA of $500.7 million was 27% of sales and covered interest expense by 15 times.

•	Diluted EPS of $4.02 increased 87 cents, or 28%. Adjusted EPS of $4.10 increased 91 cents, or 29%.
Given the Company’s current outlook, we are projecting fourth quarter 2018 EPS in the range of $1.25 to $1.27 with full year 2018 adjusted EPS of $5.35 to $5.37. We are also projecting full year organic revenue growth expectations to be approximately 8%, with 5% to 6% organic revenue growth expected in the fourth quarter.

Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2018 and 2017. Segment operating income and EBITDA exclude unallocated corporate operating expenses of $18.5 million and $17.8 million for the three months ended September 30, 2018 and 2017, respectively, and $61.2 million and $53.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Consolidated Results for the Three Months Ended September 30, 2018 Compared with the Same Period in 2017

(In thousands)	Three Months Ended September 30,
	2018	2017
Net sales	$622,888	$574,490
Operating income	145,133	126,504
Operating margin	23.3%	22.0%

For the three months ended September 30, 2018, Fluid & Metering Technologies contributed 38% of sales, 43% of operating income and 41% of EBITDA; Health & Science Technologies contributed 36% of sales, 30% of operating income and 32% of EBITDA; and Fire & Safety/Diversified Products contributed 26% of sales, 27% of operating income and 27% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.

Sales in the third quarter of 2018 were $622.9 million, which was an 8% increase compared to the same period last year. This increase reflects a 9% increase in organic sales and a 1% unfavorable impact from foreign currency translation. Sales to customers outside the U.S. represented approximately 50% of total sales in the third quarter of 2018 compared with 50% during the same period in 2017.

Gross profit of $280.2 million in the third quarter of 2018 increased $22.3 million, or 9%, from the same period in 2017, mainly due to increased sales volume. Gross margin of 45.0% in the third quarter of 2018 increased 10 basis points from 44.9% during the same period in 2017, primarily due to productivity initiatives and volume leverage, partially offset by higher engineering costs.

Selling, general and administrative expenses decreased to $130.5 million in the third quarter of 2018 from $131.4 million in the same period in 2017. The decrease is primarily due to lower amortization expense and lower consulting fees, partially offset by increased investment in the business. Corporate costs increased slightly to $17.9 million in the third quarter of 2018 compared to $17.8 million in the third quarter of 2017. As a percentage of sales, selling, general and administrative expenses were 21.0% for the third quarter of 2018, down 190 basis points compared to 22.9% during the same period in 2017.

Pre-tax restructuring expenses of $4.6 million were incurred in the third quarter of 2018 as part of initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions primarily consisting of employee reductions and facility rationalization.

Operating income of $145.1 million and operating margin of 23.3% in the third quarter of 2018 were up from the $126.5 million and 22.0%, respectively, recorded in the same period in 2017. The increase in operating margin is primarily due to higher volume and productivity initiatives, partially offset by the impact of restructuring expenses in the current year period.

Other (income) expense - net decreased to $0.9 million of expense in the third quarter of 2018 compared to $1.7 million of expense in the same period in 2017, primarily due to less foreign currency losses in 2018 compared to the same period in 2017.

Interest expense of $11.0 million in the third quarter of 2018 was down from $11.1 million in the same period in 2017 due to lower borrowings on revolving facilities.

Provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $26.9 million in the third quarter of 2018 compared to $30.0 million in the same period in 2017. The effective tax rate decreased to 20.2% for the third quarter of 2018 compared to 26.4% in the same period in 2017 due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), including the 14% decrease in the U.S. statutory income tax rate and the introduction of the Foreign Derived Intangible Income (“FDII”) deduction, as well as the excess tax benefits related to share-based compensation, offset by the removal of the domestic production activities deduction, the new Global Intangible Low-Taxed Income (“GILTI”) provision, increased limitation on the deductibility of executive compensation and the mix of global pre-tax income among jurisdictions.

Net income in the third quarter of 2018 of $106.4 million increased from $83.8 million during the same period in 2017. Diluted earnings per share in the third quarter of 2018 of $1.37 increased $0.29, or 27%, compared with the same period in 2017.

Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended September 30,
	2018	2017
Net sales	$239,213	$220,953
Operating income	69,755	61,988
Operating margin	29.2%	28.1%

Sales of $239.2 million increased $18.3 million, or 8%, in the third quarter of 2018 compared with the same period in 2017. This reflects a 12% increase in organic sales, offset by a 1% unfavorable impact from foreign currency translation and a 3% decrease from a divestiture (Faure Herman - October 2017). In the third quarter of 2018, sales increased 4% domestically and increased 14% internationally compared to the same period in 2017. Sales to customers outside the U.S. were approximately 45% of total segment sales in the third quarter of 2018 compared with 43% during the same period in 2017.

Sales within our Pumps platform increased in the third quarter of 2018 compared to the same period in 2017 due to strength in the North American industrial distribution market as well as strength in the oil and gas end market and LACT (lease automatic custody transfer) products. Sales within our Agriculture platform increased in the third quarter of 2018 compared to the same period in 2017 due to broad based demand across both OEM and distribution channels in North America and Europe. Sales within our Valves platform increased in the third quarter of 2018 compared to the same period in 2017 as a result of strong demand within the chemical end markets domestically and in Europe and Asia. Sales within our Water platform increased in the third quarter of 2018 compared to the same period in 2017 due to strong U.S. distribution. Sales within our Energy platform decreased slightly in the third quarter of 2018 compared to the same period in 2017, primarily due to the Faure Herman divestiture in 2017, partially offset by continued strength in the LPG end market and strong truck builds.

Operating income and operating margin of $69.8 million and 29.2%, respectively, in the third quarter of 2018 were higher than the $62.0 million and 28.1% recorded in the third quarter of 2017, primarily due to higher volume and productivity initiatives, partially offset by the impact of restructuring expenses in the current year period.
Health & Science Technologies Segment

(In thousands)	Three Months Ended September 30,
	2018	2017
Net sales	$222,426	$207,127
Operating income	49,144	46,073
Operating margin	22.1%	22.2%

Sales of $222.4 million increased $15.3 million, or 7%, in the third quarter of 2018 compared with the same period in 2017. This reflects a 6% increase in organic sales, a 2% increase from acquisitions (Finger Lakes Instrumentation - July 2018 and thinXXS - December 2017), partially offset by a 1% unfavorable impact from foreign currency translation. In the third quarter of 2018, sales increased 10% domestically and increased 6% internationally compared to the same period in 2017. Sales to customers outside the U.S. were approximately 55% of total segment sales in the third quarter of 2018 compared with 56% during the same period in 2017.

Sales within our Material Processing Technologies platform decreased in the third quarter of 2018 compared to the same period in 2017, primarily due to large project shipments in the prior year quarter. Sales within our Scientific Fluidics & Optics platform increased in the third quarter of 2018 compared to the same period in 2017 due to new products, market share wins, strong demand in our primary end markets, including analytical instrumentation, IVD and biotechnology and semiconductor and the thinXXS and Finger Lakes Instrumentation acquisitions. Sales within our Sealing Solutions platform increased slightly in the third quarter of 2018 compared to the same period in 2017 primarily as a result of strength in the automotive and industrial end markets. Sales within our Gast platform increased in the third quarter of 2018 compared to the same period in 2017 primarily due to strength in North American distribution as well as new product sales. Sales within our Micropump platform increased in the third quarter of 2018 compared to the same period in 2017 due to strength in the core printing and hemodialysis markets.

Operating income of $49.1 million in the third quarter of 2018 was higher than the $46.1 million recorded in the same period in 2017, while operating margin of 22.1% was slightly lower than the 22.2% recorded in the same period in 2017 primarily due to impact of restructuring expenses in the current year period along with the dilutive impact of recent acquisitions, partially offset by volume leverage.

Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended September 30,
	2018	2017
Net sales	$161,832	$146,599
Operating income	44,726	36,199
Operating margin	27.6%	24.7%

Sales of $161.8 million increased $15.2 million, or 10%, in the third quarter of 2018 compared with the same period in 2017. This reflects an 11% increase in organic sales partially offset by a 1% unfavorable impact from foreign currency translation. In the third quarter of 2018, sales increased 14% domestically and increased 7% internationally compared to the same period in 2017. Sales to customers outside the U.S. were approximately 51% of total segment sales in the third quarter of 2018 compared to 53% in the same period in 2017.

Sales within our Dispensing platform increased in the third quarter of 2018 compared to the same period in 2017 primarily due to large project orders in the U.S. and strength in Asia. Sales within our Band-It platform increased in the third quarter of 2018 compared to the same period in 2017 due to market share gains in all global regions, strength in the energy, automotive and industrial end markets as well as new program wins. Sales within our Fire & Safety platform increased in the third quarter of 2018 compared to the same period in 2017 due to strong demand for rescue tools across all geographies.

Operating income and operating margin of $44.7 million and 27.6%, respectively, in the third quarter of 2018 were higher than $36.2 million and 24.7% recorded in the third quarter of 2017 due to higher volume and productivity initiatives.

Consolidated Results for the Nine Months Ended September 30, 2018 Compared with the Same Period in 2017

(In thousands)	Nine Months Ended September 30,
	2018	2017
Net sales	$1,869,572	$1,701,408
Operating income	429,647	367,308
Operating margin	23.0%	21.6%

For the nine months ended September 30, 2018, Fluid & Metering Technologies contributed 38% of sales, 42% of operating income and 40% of EBITDA; Health & Science Technologies contributed 36% of sales, 31% of operating income and 34% of EBITDA; and Fire & Safety/Diversified Products contributed 26% of sales, 27% of operating income and 26% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.

Sales in the first nine months of 2018 were $1,869.6 million, which was a 10% increase compared to the same period last year. This reflects an 8% increase in organic sales and a 2% favorable impact from foreign currency translation. Sales to customers outside the U.S. represented approximately 51% of total sales in the first nine months of 2018 compared with 49% during the same period in 2017.

Gross profit of $844.3 million in the first nine months of 2018 increased $78.5 million, or 10%, from the same period in 2017, mainly due to increased sales volume. Gross margin of 45.2% in the first nine months of 2018 increased 20 basis points from 45.0% during the same period in 2017, primarily due to productivity initiatives and volume leverage offset by increased engineering investments.

Selling, general and administrative expenses increased to $406.4 million in the first nine months of 2018 from $393.7 million during the same period in 2017. The increase is primarily due to increased investment in the business and volume related expenses. Corporate costs increased to $60.0 million in the first nine months of 2018 compared to $53.0 million in the first nine months of 2017 as a result of higher share-based compensation expense, pension expense, acquisition costs as well as a $2.2 million stamp duty in Switzerland. As a percentage of sales, selling, general and administrative expenses were 21.8% for the first nine months of 2018, down 130 basis points compared to 23.1% during the same period in 2017.

Pre-tax restructuring expenses increased in the the first nine months of 2018 to $8.3 million compared with $4.8 million in the prior year period. The restructuring expenses were part of initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions primarily consisting of employee reductions and facility rationalization.

Operating income of $429.6 million and operating margin of 23.0% in the first nine months of 2018 were up from the $367.3 million and 21.6%, respectively, recorded in the same period in 2017. The increases in operating income and margin are primarily due to higher volume and productivity initiatives, partially offset by higher restructuring expenses in the current year.

Other (income) expense - net was $(3.6) million in the first nine months of 2018 compared to $1.7 million in the same period in 2017, primarily due to higher foreign currency transaction gains in 2018 as a result of the decision that foreign intercompany loans would no longer be permanent in nature on December 31, 2017.

Interest expense of $33.1 million in the first nine months of 2018 was down from $33.9 million in the same period in 2017 due to lower borrowings on the revolving credit facility during 2018 compared to 2017.

Provision for income taxes decreased to $87.7 million in the nine months ended September 30, 2018 from $88.2 million in the same period in 2017. The effective tax rate decreased to 21.9% for the nine months ended September 30, 2018 compared to 26.6% in the same period in 2017 due to the enactment of the Tax Act, including the 14% decrease in the U.S. statutory income tax rate and the introduction of the FDII deduction, as well as excess tax benefits related to share-based compensation, offset by the removal of the domestic production activities deduction, the new GILTI provision, increased limitation on the deductibility of executive compensation and the mix of global pre-tax income among jurisdictions.

Net income in the first nine months of 2018 of $312.4 million increased from $243.5 million during the same period in 2017. Diluted earnings per share in the first nine months of 2018 of $4.02 increased $0.87, or 28%, compared with the same period in 2017.

Fluid & Metering Technologies Segment

(In thousands)	Nine Months Ended September 30,
	2018	2017
Net sales	$714,346	$658,905
Operating income	207,149	179,830
Operating margin	29.0%	27.3%

Sales of $714.3 million increased $55.4 million, or 8%, in the first nine months of 2018 compared with the same period in 2017. This reflects a 9% increase in organic sales and a 1% favorable impact from foreign currency translation, partially offset by a 2% decrease from a divestiture (Faure Herman - October 2017). In the first nine months of 2018, sales increased 6% domestically and 12% internationally compared to the same period in 2017. Sales to customers outside the U.S. were approximately 44% of total segment sales during the first nine months of 2018 compared with 42% during the same period in 2017.

Sales within our Pumps platform increased in the first nine months of 2018 compared to the same period in 2017 due to strength in the North American industrial distribution market as well as strength in the oil and gas end market and LACT products. Sales within our Agriculture platform increased in the first nine months of 2018 compared to the same period in 2017 due to higher pre-season backlog compared to the prior year as well as broad based demand across both OEM and distribution channels in North America and Europe. Sales within our Valves platform increased in the first nine months of 2018 compared to the same period in 2017 primarily due to strong demand within the chemical end market in Europe and Asia. Sales within our Water platform increased in the first nine months of 2018 compared to the same period in 2017 due to strong international sales and increased project demand. Sales within our Energy platform decreased in the first nine months of 2018 compared to the same period in 2017 primarily as a result of the divestiture of our Faure Herman business, partially offset by strong truck builds and project wins in the LPG end market.

Operating income and operating margin of $207.1 million and 29.0%, respectively, in the first nine months of 2018 were higher than the $179.8 million and 27.3%, respectively, recorded in the first nine months of 2017, primarily due to higher volume and productivity initiatives as well as the impact of higher restructuring expenses in the prior year.

Health & Science Technologies Segment

(In thousands)	Nine Months Ended September 30,
	2018	2017
Net sales	$670,904	$611,215
Operating income	153,519	134,605
Operating margin	22.9%	22.0%

Sales of $670.9 million increased $59.7 million, or 10%, in the first nine months of 2018 compared with the same period in 2017. This reflects a 7% increase in organic sales, a 1% increase from an acquisitions (Finger Lakes Instrumentation - July 2018 and thinXXS - December 2017) and a 2% favorable impact from foreign currency translation. In the first nine months of 2018, sales increased 6% domestically and 13% internationally compared to the same period in 2017. Sales to customers outside the U.S. were approximately 57% of total segment sales during the first nine months of 2018 compared with 55% during the same period in 2017.

Sales within our Material Processing Technologies platform increased in the first nine months of 2018 compared to the same period in 2017, primarily due to the timing of several large projects in 2018 and continued demand within the pharmaceutical end market in Asia, partially offset by the impact of strategic changes in product focus which resulted in discontinued products in 2017. Sales within our Scientific Fluidics & Optics platform increased in the first nine months of 2018 compared to the same period in 2017 due to new product introductions, market share wins, strong demand across our end markets, including IVD, biotechnology, semiconductor and defense and the Finger Lakes Instrumentation and thinXXS acquisitions. Sales within our Sealing Solutions platform increased in the first nine months of 2018 compared to the same period in 2017 due to the extremely strong global demand in the semiconductor end market and strength in the energy, automotive and industrial end markets. Sales within our Gast platform increased in the first nine months of 2018 compared to the same period in 2017, primarily due to the impact of OEM tailwinds and higher distribution volume as well as new product introductions. Sales within our Micropump platform increased in the first nine months of 2018 compared to the same period in 2017 due to increasing demand in the printing end market.

Operating income and operating margin of $153.5 million and 22.9%, respectively, in the first nine months of 2018 were higher than the $134.6 million and 22.0% recorded in the same period in 2017, primarily due to higher volume and productivity initiatives, partially offset by higher restructuring expenses in the current year related to site consolidations.

Fire & Safety/Diversified Products Segment

(In thousands)	Nine Months Ended September 30,
	2018	2017
Net sales	$485,305	$432,029
Operating income	130,162	106,022
Operating margin	26.8%	24.5%

Sales of $485.3 million increased $53.3 million, or 12%, in the first nine months of 2018 compared with the same period in 2017. This reflects a 9% increase in organic sales and a 3% favorable impact from foreign currency translation. In the first nine months of 2018, sales increased 10% domestically and 14% internationally compared with the same period in 2017. Sales to customers outside the U.S. were approximately 53% of total segment sales in the first nine months of 2018 and 52% during the same period in 2017.

Sales within our Dispensing platform increased in the first nine months of 2018 compared to the same period in 2017 due to strong global demand led by the U.S. and Asia. Sales within our Band-It platform increased compared to the first nine months of 2017 due to market share gain in all global regions, strength in the energy, automotive and industrial end markets and several large project wins. Sales within our Fire & Safety platform increased compared to the first nine months of 2017 primarily due to OEM and distribution strength as well as strong demand for rescue tools across all geographies.

Operating income and operating margin of $130.2 million and 26.8%, respectively, in the first nine months of 2018 were higher than the $106.0 million and 24.5% recorded in the same period in 2017, primarily due to increased volume and productivity initiatives, partially offset by higher restructuring expenses in the current year.

Liquidity and Capital Resources
Operating Activities
Cash flows from operating activities for the first nine months of 2018 increased $29.2 million, or 10%, to $325.8 million compared to the first nine months of 2017 due to higher net income and lower income tax payments, partially offset by higher working capital as a result of the timing of sales and stronger than expected demand as well as higher variable compensation payments. At September 30, 2018, working capital was $795.0 million and the Company’s current ratio was 3.2 to 1. At September 30, 2018, the Company’s cash and cash equivalents totaled $491.8 million, of which $299.0 million was held outside of the United States.
Investing Activities
Cash flows used in investing activities for the first nine months of 2018 increased $41.8 million to $65.0 million compared to the same period in 2017, primarily due to $4.0 million spent on the purchase of intellectual property assets from Phantom, $20.2 million spent on the acquisition of FLI and an increase of $11.8 million of purchases of property, plant and equipment.
Cash flows from operations were more than adequate to fund capital expenditures of $39.9 million and $28.1 million in the first nine months of 2018 and 2017, respectively. Capital expenditures were generally for machinery and equipment that improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.
Financing Activities
Cash flows used in financing activities for the first nine months of 2018 were $134.6 million compared to $236.7 million in the same period of 2017, primarily as a result of lower repayments under the revolving credit facility in 2018 compared to the same period in 2017, partially offset by higher dividends paid, higher proceeds from stock option exercises and higher share repurchases in 2018.
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
The Company maintains a revolving credit facility (the “Revolving Facility”), which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 23, 2020. At September 30, 2018, there was no balance outstanding under the Revolving Facility and $9.0 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at September 30, 2018 of $691.0 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. The applicable margin is based on the Company’s senior, unsecured long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at September 30, 2018, the applicable margin was 1.10%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $350.0 million. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 15 basis points and is payable quarterly.
There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, which require a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At September 30, 2018, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 15.38 to 1 and the leverage ratio was 1.29 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.
On December 1, 2015, the Company’s Board of Directors approved an increase of $300.0 million in the authorized level for repurchases of common stock. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the nine months ended September 30, 2018, the Company repurchased a total of 357 thousand shares at a cost of $51.7 million, of which $1.0 million settled in October 2018. During the nine months ended

September 30, 2017, the Company repurchased a total of 222 thousand shares at a cost of $23.6 million. As of September 30, 2018, the amount of share repurchase authorization remaining is $499.3 million.
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

This report references organic sales, a non-GAAP measure, that refers to sales from continuing operations calculated according to U.S. GAAP but excludes (1) the impact of foreign currency translation and (2) sales from acquired or divested businesses during the first twelve months of ownership or divestiture. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long term performance difficult due to the varying nature, size and number of transactions from period to period and between the Company and its peers.

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

1. Reconciliations of the Change in Net Sales to Organic Net Sales
	Three Months Ended September 30, 2018
	FMT	HST	FSDP	IDEX
Change in net sales	8%	7%	10%	8%
- Impact from acquisitions/divestitures	(3)%	2%	—%	—%
- Impact from foreign currency	(1)%	(1)%	(1)%	(1)%
Change in organic net sales	12%	6%	11%	9%

	Nine Months Ended September 30, 2018
	FMT	HST	FSDP	IDEX
Change in net sales	8%	10%	12%	10%
- Impact from acquisitions/divestitures	(2)%	1%	—%	—%
- Impact from foreign currency	1%	2%	3%	2%
Change in organic net sales	9%	7%	9%	8%

2. Reconciliations of Reported-to-Adjusted Operating Income and Margin
(dollars in thousands)	Three Months Ended September 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$69,755	$49,144	$44,726	$(18,492)	$145,133
+ Restructuring expenses	827	3,116	60	618	4,621
Adjusted operating income (loss)	$70,582	$52,260	$44,786	$(17,874)	$149,754

Net sales (eliminations)	$239,213	$222,426	$161,832	$(583)	$622,888

Operating margin	29.2%	22.1%	27.6%	n/m	23.3%
Adjusted operating margin	29.5%	23.5%	27.7%	n/m	24.0%

	Three Months Ended September 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$61,988	$46,073	$36,199	$(17,756)	$126,504
+ Restructuring expenses	—	—	—	—	—
Adjusted operating income (loss)	$61,988	$46,073	$36,199	$(17,756)	$126,504

Net sales (eliminations)	$220,953	$207,127	$146,599	$(189)	$574,490

Operating margin	28.1%	22.2%	24.7%	n/m	22.0%
Adjusted operating margin	28.1%	22.2%	24.7%	n/m	22.0%

	Nine Months Ended September 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$207,149	$153,519	$130,162	$(61,183)	$429,647
+ Restructuring expenses	1,313	5,298	427	1,213	8,251
Adjusted operating income (loss)	$208,462	$158,817	$130,589	$(59,970)	$437,898

Net sales (eliminations)	$714,346	$670,904	$485,305	$(983)	$1,869,572

Operating margin	29.0%	22.9%	26.8%	n/m	23.0%
Adjusted operating margin	29.2%	23.7%	26.9%	n/m	23.4%

	Nine Months Ended September 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$179,830	$134,605	$106,022	$(53,149)	$367,308
+ Restructuring expenses	1,566	3,028	73	130	4,797
Adjusted operating income (loss)	$181,396	$137,633	$106,095	$(53,019)	$372,105

Net sales (eliminations)	$658,905	$611,215	$432,029	$(741)	$1,701,408

Operating margin	27.3%	22.0%	24.5%	n/m	21.6%
Adjusted operating margin	27.5%	22.5%	24.6%	n/m	21.9%

3. Reconciliations of Reported-to-Adjusted Net Income and EPS
(in thousands, except EPS)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reported net income	$106,352	$83,768	$312,436	$243,511
+ Restructuring expenses	4,621	—	8,251	4,797
+ Tax impact on restructuring expenses	(1,130)	—	(2,003)	(1,529)
Adjusted net income	$109,843	$83,768	$318,684	$246,779

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reported EPS	$1.37	$1.08	$4.02	$3.15
+ Restructuring expenses	0.06	—	0.11	0.06
+ Tax impact on restructuring expenses	(0.02)	—	(0.03)	(0.02)
Adjusted EPS	$1.41	$1.08	$4.10	$3.19

Diluted weighted average shares	77,709	77,523	77,717	77,246

4. Reconciliations of EBITDA to Net Income
(in thousands)	Three Months Ended September 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$69,755	$49,144	$44,726	$(18,492)	$145,133
- Other (income) expense - net	411	780	342	(599)	934
+ Depreciation and amortization	5,500	9,381	3,541	184	18,606
EBITDA	74,844	57,745	47,925	(17,709)	162,805
- Interest expense					10,958
- Provision for income taxes					26,889
- Depreciation and amortization					18,606
Net income					$106,352

Net sales (eliminations)	$239,213	$222,426	$161,832	$(583)	$622,888
Operating margin	29.2%	22.1%	27.6%	n/m	23.3%
EBITDA margin	31.3%	26.0%	29.6%	n/m	26.1%

	Three Months Ended September 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$61,988	$46,073	$36,199	$(17,756)	$126,504
- Other (income) expense - net	230	(970)	1,044	1,349	1,653
+ Depreciation and amortization	6,192	11,189	3,709	190	21,280
EBITDA	67,950	58,232	38,864	(18,915)	146,131
- Interest expense					11,064
- Provision for income taxes					30,019
- Depreciation and amortization					21,280
Net income					$83,768

Net sales (eliminations)	$220,953	$207,127	$146,599	$(189)	$574,490
Operating margin	28.1%	22.2%	24.7%	n/m	22.0%
EBITDA margin	30.8%	28.1%	26.5%	n/m	25.4%

	Nine Months Ended September 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$207,149	$153,519	$130,162	$(61,183)	$429,647
- Other (income) expense - net	1,056	(280)	(3,324)	(1,017)	(3,565)
+ Depreciation and amortization	16,901	30,860	10,912	557	59,230
EBITDA	222,994	184,659	144,398	(59,609)	492,442
- Interest expense					33,098
- Provision for income taxes					87,678
- Depreciation and amortization					59,230
Net income					$312,436

Net sales (eliminations)	$714,346	$670,904	$485,305	$(983)	$1,869,572
Operating margin	29.0%	22.9%	26.8%	n/m	23.0%
EBITDA margin	31.2%	27.5%	29.8%	n/m	26.3%

	Nine Months Ended September 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$179,830	$134,605	$106,022	$(53,149)	$367,308
- Other (income) expense - net	707	97	1,663	(750)	1,717
+ Depreciation and amortization	17,823	34,447	10,938	598	63,806
EBITDA	196,946	168,955	115,297	(51,801)	429,397
- Interest expense					33,920
- Provision for income taxes					88,160
- Depreciation and amortization					63,806
Net income					$243,511

Net sales (eliminations)	$658,905	$611,215	$432,029	$(741)	$1,701,408
Operating margin	27.3%	22.0%	24.5%	n/m	21.6%
EBITDA margin	29.9%	27.6%	26.7%	n/m	25.2%

5. Reconciliations of EBITDA to Adjusted EBITDA
(in thousands)	Three Months Ended September 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$74,844	$57,745	$47,925	$(17,709)	$162,805
+ Restructuring expenses	827	3,116	60	618	4,621
Adjusted EBITDA	$75,671	$60,861	$47,985	$(17,091)	$167,426

Adjusted EBITDA margin	31.6%	27.4%	29.7%	n/m	26.9%

	Three Months Ended September 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$67,950	$58,232	$38,864	$(18,915)	$146,131
+ Restructuring expenses	—	—	—	—	—
Adjusted EBITDA	$67,950	$58,232	$38,864	$(18,915)	$146,131

Adjusted EBITDA margin	30.8%	28.1%	26.5%	n/m	25.4%

	Nine Months Ended September 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$222,994	$184,659	$144,398	$(59,609)	$492,442
+ Restructuring expenses	1,313	5,298	427	1,213	8,251
Adjusted EBITDA	$224,307	$189,957	$144,825	$(58,396)	$500,693

Adjusted EBITDA margin	31.4%	28.3%	29.8%	n/m	26.8%

	Nine Months Ended September 30, 2017
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$196,946	$168,955	$115,297	$(51,801)	$429,397
+ Restructuring expenses	1,566	3,028	73	130	4,797
Adjusted EBITDA	$198,512	$171,983	$115,370	$(51,671)	$434,194

Adjusted EBITDA margin	30.1%	28.1%	26.7%	n/m	25.5%

6. Reconciliations of Cash Flows from Operating Activities to Free Cash Flow
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash flows from operating activities	$133,327	$124,000	$325,753	$296,580
- Capital expenditures	18,888	8,515	39,856	28,054
Free cash flow	$114,439	$115,485	$285,897	$268,526

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
Interest Rate Fluctuation
The Company does not have any interest rate exposure due to substantially all of the $848.8 million of debt outstanding as of September 30, 2018 being fixed rate debt.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018, that the Company’s disclosure controls and procedures were effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2018 to July 31, 2018	70,500	$140.84	70,500	$520,512,480
August 1, 2018 to August 31, 2018	75,900	152.71	75,900	508,921,850
September 1, 2018 to September 30, 2018	62,700	153.84	62,700	499,275,973
Total	209,100	$149.05	209,100	$499,275,973

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

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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
Date: October 24, 2018