Form 10-Q
period 2019-03-31
IDEX CORP /DE/
filed 2019-04-26
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Yes  ☑    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes  ☐   No   ☑
Number of shares of common stock of IDEX Corporation outstanding as of April 23, 2019: 75,707,118.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$456,130	$466,407
Receivables, less allowance for doubtful accounts of $7,385 at March 31, 2019 and $6,709 at December 31, 2018	333,782	312,192
Inventories	298,327	279,995
Other current assets	40,989	33,938
Total current assets	1,129,228	1,092,532
Property, plant and equipment - net	271,920	281,220
Goodwill	1,694,408	1,697,955
Intangible assets - net	372,740	383,327
Other noncurrent assets	83,164	18,823
Total assets	$3,551,460	$3,473,857
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$160,594	$143,196
Accrued expenses	178,198	187,536
Short-term borrowings	455	483
Dividends payable	—	33,446
Total current liabilities	339,247	364,661
Long-term borrowings	848,437	848,335
Deferred income taxes	130,881	128,007
Other noncurrent liabilities	177,663	138,214
Total liabilities	1,496,228	1,479,217
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 89,967,159 shares at March 31, 2019 and 90,112,028 shares at December 31, 2018	900	901
Additional paid-in capital	743,743	738,339
Retained earnings	2,452,375	2,342,079
Treasury stock at cost: 14,264,971 shares at March 31, 2019 and 14,159,251 shares at December 31, 2018	(1,011,769)	(957,454)
Accumulated other comprehensive income (loss)	(130,017)	(129,225)
Total shareholders’ equity	2,055,232	1,994,640
Total liabilities and shareholders’ equity	$3,551,460	$3,473,857
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales	$622,231	$612,324
Cost of sales	338,397	335,672
Gross profit	283,834	276,652
Selling, general and administrative expenses	136,052	138,327
Restructuring expenses	—	1,642
Operating income	147,782	136,683
Other (income) expense - net	(140)	(4,449)
Interest expense	10,921	11,000
Income before income taxes	137,001	130,132
Provision for income taxes	26,733	31,174
Net income	$110,268	$98,958

Basic earnings per common share	$1.46	$1.29
Diluted earnings per common share	$1.44	$1.27

Share data:
Basic weighted average common shares outstanding	75,442	76,419
Diluted weighted average common shares outstanding	76,284	77,739
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$110,268	$98,958
Other comprehensive income (loss):
Reclassification adjustments for derivatives, net of tax	1,227	1,261
Pension and other postretirement adjustments, net of tax	1,262	1,413
Cumulative translation adjustment	(3,281)	27,578
Other comprehensive income (loss)	(792)	30,252
Comprehensive income	$109,476	$129,210
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2018	$739,240	$2,342,079	$(94,420)	$(22,740)	$(12,065)	$(957,454)	$1,994,640
Net income	—	110,268	—	—	—	—	110,268
Adjustment for adoption of ASU 2016-02	—	28	—	—	—	—	28
Cumulative translation adjustment	—	—	(3,281)	—	—	—	(3,281)
Net change in retirement obligations (net of tax of $438)	—	—	—	1,262	—	—	1,262
Net change on derivatives designated as cash flow hedges (net of tax of $361)	—	—	—	—	1,227	—	1,227
Issuance of 264,090 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $3,415)	—	—	—	—	—	8,870	8,870
Repurchase of 369,810 shares of common stock	—	—	—	—	—	(51,706)	(51,706)
Shares surrendered for tax withholding	—	—	—	—	—	(11,479)	(11,479)
Share-based compensation	5,403	—	—	—	—	—	5,403
Balance, March 31, 2019	$744,643	$2,452,375	$(97,701)	$(21,478)	$(10,838)	$(1,011,769)	$2,055,232

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2017	$717,808	$2,057,915	$(46,306)	$(29,154)	$(14,047)	$(799,674)	$1,886,542
Net income	—	98,958	—	—	—	—	98,958
Adjustment for adoption of ASU 2016-16	—	(645)	—	—	—	—	(645)
Adjustment for adoption of ASU 2018-02	—	6,435	—	(3,411)	(3,024)	—	—
Cumulative translation adjustment	—	—	27,578	—	—	—	27,578
Net change in retirement obligations (net of tax of $505)	—	—	—	1,413	—	—	1,413
Net change on derivatives designated as cash flow hedges (net of tax of $371)	—	—	—	—	1,261	—	1,261
Issuance of 227,932 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $2,934)	—	—	—	—	—	6,590	6,590
Shares surrendered for tax withholding	—	—	—	—	—	(10,750)	(10,750)
Share-based compensation	5,938	—	—	—	—	—	5,938
Balance, March 31, 2018	$723,746	$2,162,663	$(18,728)	$(31,152)	$(15,810)	$(803,834)	$2,016,885

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$110,268	$98,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,660	10,183
Amortization of intangible assets	8,999	10,871
Amortization of debt issuance expenses	335	332
Share-based compensation expense	7,560	7,652
Deferred income taxes	3,027	(2,041)
Non-cash interest expense associated with forward starting swaps	1,588	1,632
Changes in (net of the effect from acquisitions):
Receivables	(21,402)	(30,816)
Inventories	(18,548)	(21,116)
Other current assets	(7,119)	16,881
Trade accounts payable	17,488	8,215
Accrued expenses	(24,606)	(27,273)
Other - net	1,413	(1,749)
Net cash flows provided by operating activities	88,663	71,729
Cash flows from investing activities
Purchases of property, plant and equipment	(12,875)	(10,009)
Proceeds from disposal of fixed assets	629	—
Other - net	(195)	(184)
Net cash flows used in investing activities	(12,441)	(10,193)
Cash flows from financing activities
Dividends paid	(33,446)	(28,945)
Proceeds from stock option exercises	8,870	6,590
Repurchases of common stock	(50,797)	—
Shares surrendered for tax withholding	(11,479)	(10,750)
Settlement of foreign exchange contracts	—	6,618
Other - net	(129)	—
Net cash flows used in financing activities	(86,981)	(26,487)
Effect of exchange rate changes on cash and cash equivalents	482	1,974
Net increase (decrease) in cash	(10,277)	37,023
Cash and cash equivalents at beginning of year	466,407	375,950
Cash and cash equivalents at end of period	$456,130	$412,973

Supplemental cash flow information
Cash paid for:
Interest	$323	$355
Income taxes	13,911	10,942
Significant non-cash activities:
Capital expenditures for construction of new leased facility	—	5,801

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard introduces a new lessee model that will require most leases to be recorded on the balance sheet and eliminates the required use of bright line tests in current U.S. GAAP for determining lease classification. In July 2018, the FASB issued the following standards which clarify ASU 2016-02 and have the same effective date as the original standard: ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 includes an option to not restate comparative periods in transition and elect to use the effective date of ASU 2016-02 as the date of initial application of transition. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which clarifies ASU 2016-02 and is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.

The Company adopted this standard on January 1, 2019 using the optional transition method provided by the FASB in ASU 2018-11. As we did not restate comparative periods, the adoption had no impact on our previously reported results. We elected to use the practical expedient that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases as well as the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component for all asset classes. We also elected to account for short-term leases in accordance with Accounting Standards Codification (“ASC”) 842-20-25-2. The adoption of this standard had a material impact on our condensed consolidated balance sheet due to the recognition of right of use assets and lease liabilities. Upon adoption, we recognized right of use assets and lease liabilities of approximately $68 million that reflected the present value of future lease payments. The adoption of this standard did not have a material impact on our condensed consolidated results of operations or cash flows. See Note 13 for further information.

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

The Company incurred $0.3 million and $0.7 million of acquisition-related transaction costs in the three months ended March 31, 2019 and 2018, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

2018 Acquisition

On July 23, 2018, the Company acquired Finger Lakes Instrumentation (“FLI”), a technology leader in the design, development and production of low-noise cooled CCD and high speed, high-sensitivity Scientific CMOS cameras for the astronomy and life science markets. Headquartered in Lima, NY, FLI operates in our Health & Sciences Technologies segment. FLI was acquired for an aggregate purchase price of $23.6 million, consisting of $20.2 million in cash and contingent consideration valued at $3.4 million as of the opening balance sheet date. The contingent consideration is based on the achievement of financial objectives during the 24-month period following the close of the transaction. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $12.6 million and $7.9 million, respectively. Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business. The goodwill is deductible for tax purposes.

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

3.    Business Segments

IDEX has three reportable business segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”).

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales
Fluid & Metering Technologies
External customers	$242,336	$232,261
Intersegment sales	186	72
Total segment sales	242,522	232,333
Health & Science Technologies
External customers	224,688	220,967
Intersegment sales	602	108
Total segment sales	225,290	221,075
Fire & Safety/Diversified Products
External customers	155,207	159,096
Intersegment sales	952	77
Total segment sales	156,159	159,173
Intersegment elimination	(1,740)	(257)
Total net sales	$622,231	$612,324
Operating income
Fluid & Metering Technologies	$71,866	$66,166
Health & Science Technologies	54,154	51,806
Fire & Safety/Diversified Products	40,328	39,554
Corporate office	(18,566)	(20,843)
Total operating income	147,782	136,683
Interest expense	10,921	11,000
Other (income) expense - net	(140)	(4,449)
Income before income taxes	$137,001	$130,132

	March 31, 2019	December 31, 2018
Assets
Fluid & Metering Technologies	$1,140,025	$1,107,777
Health & Science Technologies	1,372,517	1,329,368
Fire & Safety/Diversified Products	820,226	806,075
Corporate office	218,692	230,637
Total assets	$3,551,460	$3,473,857

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

Disaggregation of Revenue

We have a comprehensive offering of products, including technologies, built to customers’ specifications that are sold in niche markets throughout the world. We disaggregate our revenue from contracts with customers by reporting unit and geographical region for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Revenue was attributed to geographic areas based on the location of the customer. The following tables present our revenue disaggregated by reporting unit and geographical region.

Revenue by reporting unit for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
Energy	$39,398	$38,759
Valves	29,382	26,029
Water	61,132	58,840
Pumps	88,260	80,666
Agriculture	24,350	28,039
Intersegment elimination	(186)	(72)
Fluid & Metering Technologies	242,336	232,261
Scientific Fluidics & Optics	107,308	99,507
Sealing Solutions	50,506	53,702
Gast	33,909	28,512
Micropump	8,755	9,298
Material Processing Technologies	24,812	30,056
Intersegment elimination	(602)	(108)
Health & Science Technologies	224,688	220,967
Fire & Safety	99,448	96,212
BAND-IT	27,912	27,474
Dispensing	28,799	35,487
Intersegment elimination	(952)	(77)
Fire & Safety/Diversified Products	155,207	159,096
Total net sales	$622,231	$612,324

Revenue by geographical region for the three months ended March 31, 2019 and 2018 was as follows:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended March 31, 2019
	FMT	HST	FSDP	IDEX
U.S.	$138,149	$99,051	$74,677	$311,877
North America, excluding U.S.	13,057	4,892	5,980	23,929
Europe	43,624	69,372	43,062	156,058
Asia	31,917	48,059	23,560	103,536
Other (1)	15,775	3,916	8,880	28,571
Intersegment elimination	(186)	(602)	(952)	(1,740)
Total net sales	$242,336	$224,688	$155,207	$622,231

	Three Months Ended March 31, 2018
	FMT	HST	FSDP	IDEX
U.S.	$133,153	$93,808	$72,497	$299,458
North America, excluding U.S. (2)	—	—	—	—
Europe	43,599	73,779	47,119	164,497
Asia	26,398	44,548	24,233	95,179
Other (1)	29,183	8,940	15,324	53,447
Intersegment elimination	(72)	(108)	(77)	(257)
Total net sales	$232,261	$220,967	$159,096	$612,324

(1) Other includes: South America, Middle East, Australia and Africa.
(2) Revenue from North America, excluding U.S. of $13,588 from FMT, $3,320 from HST and $7,609 from FSDP were included in Other for the three months ended March 31, 2018.

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

The composition of Customer receivables was as follows:

	March 31, 2019	December 31, 2018
Billed receivables	$323,723	$299,227
Unbilled receivables	12,080	14,492
Total customer receivables	$335,803	$313,719

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

The composition of Deferred revenue was as follows:

	March 31, 2019	December 31, 2018
Deferred revenue - current	$12,392	$8,055
Deferred revenue - noncurrent	2,789	3,027
Total deferred revenue	$15,181	$11,082

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

Revenue from products and services transferred to customers at a point in time approximated 96% and 95% in the three months ended March 31, 2019 and 2018, respectively. Revenue recognized at a point in time relates to the majority of our product sales. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Revenue from products and services transferred to customers over time approximated 4% and 5% in the three months ended March 31, 2019 and 2018, respectively. Revenue earned by certain business units within the Water, Energy, Material Processing Technologies (“MPT”) and Dispensing reporting units is recognized over time because control transfers continuously to our customers. When accounting for over-time contracts, we use an input measure to determine the extent of progress towards completion of the performance obligation. For certain business units within the Water, Energy and MPT reporting units, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method). We believe this measure of progress best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. Contract costs include labor, material and overhead. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. Revenues, including

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

estimated fees or profits, are recorded proportionally as costs are incurred. For certain business units within the Energy and Dispensing reporting units, revenue is recognized ratably over the contract term.

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

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended March 31,
	2019	2018
Basic weighted average common shares outstanding	75,442	76,419
Dilutive effect of stock options, restricted stock and performance share units	842	1,320
Diluted weighted average common shares outstanding	76,284	77,739

Options to purchase approximately 0.6 million and 0.3 million shares of common stock for the three months ended March 31, 2019 and 2018, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

6.    Inventories

The components of inventories as of March 31, 2019 and December 31, 2018 were:

	March 31, 2019	December 31, 2018
Raw materials and component parts	$187,299	$178,805
Work in process	44,780	37,495
Finished goods	66,248	63,695
Total inventories	$298,327	$279,995

Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and factory overhead, is determined on a FIFO basis.

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2019, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Balance at December 31, 2018	$581,041	$745,357	$371,557	$1,697,955
Foreign currency translation	(1,796)	(49)	(1,890)	(3,735)
Acquisition adjustments	—	188	—	188
Balance at March 31, 2019	$579,245	$745,496	$369,667	$1,694,408

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first three months of 2019, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of our annual impairment test at October 31, 2018, all reporting units had fair values in excess of their carrying values.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2019 and December 31, 2018:

	At March 31, 2019				At December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$6,528	$(4,839)	$1,689	12	$6,468	$(4,693)	$1,775
Trade names	115,788	(59,109)	56,679	16	115,899	(57,227)	58,672
Customer relationships	254,923	(90,430)	164,493	14	256,202	(85,652)	170,550
Unpatented technology	96,976	(38,172)	58,804	12	96,922	(35,685)	61,237
Other	700	(525)	175	10	700	(507)	193
Total amortized intangible assets	474,915	(193,075)	281,840		476,191	(183,764)	292,427
Indefinite-lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$565,815	$(193,075)	$372,740		$567,091	$(183,764)	$383,327

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

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. In the first three months of 2019, there were no events or circumstances that would have required an interim impairment test. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.

Amortization of intangible assets was $9.0 million and $10.9 million for the three months ended March 31, 2019 and 2018, respectively. Based on the intangible asset balances as of March 31, 2019, amortization expense is expected to approximate $26.9 million for the remaining nine months of 2019, $35.1 million in 2020, $33.9 million in 2021, $32.1 million in 2022 and $29.0 million in 2023.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

8.    Accrued Expenses

The components of accrued expenses as of March 31, 2019 and December 31, 2018 were:

	March 31, 2019	December 31, 2018
Payroll and related items	$60,351	$78,944
Management incentive compensation	6,340	25,321
Income taxes payable	30,892	23,844
Insurance	8,802	10,422
Warranty	5,230	5,303
Deferred revenue	12,392	8,055
Lease liability	13,194	—
Restructuring	4,026	6,170
Liability for uncertain tax positions	980	980
Accrued interest	10,434	1,759
Other	25,557	26,738
Total accrued expenses	$178,198	$187,536

9.    Other Noncurrent Liabilities

The components of other noncurrent liabilities as of March 31, 2019 and December 31, 2018 were:

	March 31, 2019	December 31, 2018
Pension and retiree medical obligations	$76,186	$80,667
Transition tax payable	17,127	17,127
Liability for uncertain tax positions	3,218	3,183
Deferred revenue	2,789	3,027
Liability for construction of new leased facility	—	11,616
Lease liability	54,968	—
Contingent consideration for acquisition	3,375	3,375
Other	20,000	19,219
Total other noncurrent liabilities	$177,663	$138,214

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

10.    Borrowings

Borrowings at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Revolving Facility	$—	$—
4.50% Senior Notes, due December 2020	300,000	300,000
4.20% Senior Notes, due December 2021	350,000	350,000
3.20% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
Other borrowings	931	1,078
Total borrowings	850,931	851,078
Less current portion	455	483
Less deferred debt issuance costs	1,441	1,593
Less unaccreted debt discount	598	667
Total long-term borrowings	$848,437	$848,335

On June 13, 2016, the Company completed a private placement of a $100 million aggregate principal amount of 3.20% Senior Notes due June 13, 2023 and a $100 million aggregate principal amount of 3.37% Senior Notes due June 13, 2025 (collectively, the “Notes”) pursuant to a Note Purchase Agreement dated June 13, 2016 (the “Purchase Agreement”). Each series of Notes bears interest at the stated amount per annum, which is payable semi-annually in arrears on each June 13th and December 13th. The Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other unsecured, unsubordinated debt. The Company may at any time prepay all, or any portion of the Notes, provided that such portion is greater than 5% of the aggregate principal amount of the Notes then outstanding. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole amount. In addition, the Company may repurchase the Notes by making an offer to all holders of the Notes, subject to certain conditions.

The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, incur indebtedness, create liens, transact with affiliates and engage in certain mergers or consolidations or other change of control transactions. In addition, the Company must comply with a leverage ratio and interest coverage ratio, as further described below, and the Purchase Agreement also limits the outstanding principal amount of priority debt that may be incurred by the Company to 15% of consolidated assets. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all of the outstanding Notes will become due and payable immediately without further action or notice. In the case of a payment event of default, any holder of the Notes affected thereby may declare all of the Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the Notes may declare all of the Notes to be due and payable immediately.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Borrowings under the Credit Agreement bear interest at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the Company’s senior, unsecured long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at March 31, 2019, the applicable margin was 1.10%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing or quarterly from the effective date for borrowings exceeding three months.

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

At March 31, 2019, there was no balance outstanding under the Revolving Facility and $8.7 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at March 31, 2019 of approximately $691.3 million.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA. At March 31, 2019, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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

The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized in net income during the period of change. See Note 15 for the amount of loss reclassified into net income for interest rate contracts for the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company did not have any interest rate contracts outstanding.

In 2010 and 2011, the Company entered into two separate forward starting interest rate exchange agreements in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year terms of the respective debt instruments. Approximately $6.3 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity at March 31, 2019 will be recognized in net income over the next 12 months as the underlying hedged transactions are realized.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

At March 31, 2018, the Company had outstanding foreign currency exchange contracts with a combined notional value of €180 million that were not designated as hedges for accounting purposes and, as a result, the change in the fair value of these foreign currency exchange contracts and the corresponding foreign currency gain or loss on the revaluation of the intercompany loans were both recorded through earnings within Other (income) expense - net in the Condensed Consolidated Statements of Operations each period as incurred. During the three months ended March 31, 2018, the Company recorded a gain of $1.2 million within Other (income) expense - net in the Condensed Consolidated Statements of Operations related to these foreign currency exchange contracts. During the three months ended March 31, 2018, the Company recorded a foreign currency transaction loss of $1.2 million within Other (income) expense - net in the Condensed Consolidated Statements of Operations related to these intercompany loans.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at March 31, 2019 and December 31, 2018:

	Basis of Fair Value Measurements
	Balance at March 31, 2019	Level 1	Level 2	Level 3
Available for sale securities	$8,562	$8,562	$—	$—
Contingent consideration	3,375	—	—	3,375

	Basis of Fair Value Measurements
	Balance at December 31, 2018	Level 1	Level 2	Level 3
Available for sale securities	$7,598	$7,598	$—	$—
Contingent consideration	3,375	—	—	3,375

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2019 or the year ended December 31, 2018.

The Company utilized a Monte Carlo Simulation during the earn-out period to determine the fair value of the contingent consideration associated with the acquisition of FLI. The $3.4 million represents management’s best estimate of the liability, based on a range of outcomes of FLI’s two-year operating results, from August 1, 2018 to July 31, 2020, and is expected to be paid during the third quarter of 2020. As of March 31, 2019, the $3.4 million of contingent consideration is included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short term nature of these instruments. At March 31, 2019, the fair value of the outstanding indebtedness under our 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes, 4.2% Senior Notes and other borrowings

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $860.6 million compared to the carrying value of $850.3 million. At December 31, 2018, the fair value of the outstanding indebtedness under our 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes, 4.2% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $851.5 million compared to the carrying value of $850.4 million. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

13.    Leases

The Company leases certain office facilities, warehouses, manufacturing plants, equipment (which includes both office and plant equipment) and vehicles under operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Certain leases include one or more options to renew. The exercise of lease renewal options is at the Company’s sole discretion. There are currently no renewal periods included in any of the leases’ respective lease terms as they are not reasonably certain of being exercised. The Company does not have any material purchase options.

Certain of our lease agreements have rental payments that are adjusted periodically for inflation or that are based on usage. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases as of March 31, 2019 was as follows:

	Balance Sheet Caption	March 31, 2019
Operating leases:
Building right-of-use assets - net	Other noncurrent assets	$59,624
Equipment right-of-use assets - net	Other noncurrent assets	6,861
Total right-of-use assets - net		$66,485
Operating leases:
Current lease liabilities	Accrued expenses	$13,194
Noncurrent lease liabilities	Other noncurrent liabilities	54,968
Total lease liabilities		$68,162

As part of the adoption of the new lease standard, the Company derecognized its liability for the construction of a new leased facility that was recorded in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets and recorded it as a right of use asset in Other noncurrent assets on the Condensed Consolidated Balance Sheets with a corresponding lease liability in Accured expenses and Other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

The components of lease cost for the three months ended March 31, 2019 were as follows:

Three Months Ended March 31, 2019
Operating lease cost (1)	$5,375
Variable lease cost	593
Total lease expense	$5,968

(1) Includes short-term leases, which are immaterial.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$5,539
Right-of-use assets obtained in exchange for new operating lease liabilities	1,809

Other supplemental information related to leases as of March 31, 2019 was as follows:

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years):
Operating leases - building and equipment	8.39
Operating leases - vehicles	1.11
Weighted-average discount rate:
Operating leases - building and equipment	4.02%
Operating leases - vehicles	3.23%

The Company uses the implicit rate to determine the present value of the lease payments. If the implicit rate is not defined in the lease, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company used either the implicit rate or the incremental borrowing rate based on the information available at the transition date to determine the present value of the lease payments as of January 1, 2019.

Total lease liabilities at March 31, 2019 have scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases (1)
2019 (excluding the three months ended March 31, 2019)	$11,276
2020	13,158
2021	11,161
2022	8,193
2023	6,626
Thereafter	30,123
Total lease payments	80,537
Less: Imputed interest	(12,375)
Present value of lease liabilities	$68,162

(1) Excludes $25.2 million of legally binding minimum lease payments for leases signed but not yet commenced.

Total lease liabilities at December 31, 2018 had scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2019	$17,509
2020	13,162
2021	10,516
2022	7,979
2023	6,535
Thereafter	29,658
Total lease payments	$85,359

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

14.    Restructuring

During the year ended December 31, 2018, the Company recorded accruals for restructuring costs incurred as part of restructuring initiatives that supported the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The restructuring costs included severance benefits and exit costs which were included in Restructuring expenses in the Condensed Consolidated Statements of Operations. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of asset disposals or impairments and lease exit and contract termination costs.

Restructuring accruals of $4.0 million and $6.2 million at March 31, 2019 and December 31, 2018, respectively, are recorded in Accrued expenses on the Condensed Consolidated Balance Sheets. Severance benefits are expected to be paid by the end of the year using cash from operations. The changes in the restructuring accrual for the three months ended March 31, 2019 are as follows:

Restructuring
Balance at January 1, 2019	$6,170
Payments, utilization and other	(2,144)
Balance at March 31, 2019	$4,026

15.    Other Comprehensive Income (Loss)

The components of Other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(3,281)	$—	$(3,281)	$27,578	$—	$27,578
Pension and other postretirement adjustments	1,700	(438)	1,262	1,918	(505)	1,413
Reclassification adjustments for derivatives	1,588	(361)	1,227	1,632	(371)	1,261
Total other comprehensive income (loss)	$7	$(799)	$(792)	$31,128	$(876)	$30,252

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) to net income during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Income Statement Caption
Pension and other postretirement plans:
Amortization of service cost	$1,700	$1,918	Other (income) expense - net
Total before tax	1,700	1,918
Provision for income taxes	(438)	(505)
Total net of tax	$1,262	$1,413
Derivatives:
Reclassification adjustments	$1,588	$1,632	Interest expense
Total before tax	1,588	1,632
Provision for income taxes	(361)	(371)
Total net of tax	$1,227	$1,261

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

16.    Common and Preferred Stock

On December 1, 2015, the Company’s Board of Directors approved an increase of $300.0 million in the authorized level of repurchases of common stock. This followed the prior Board of Directors approved repurchase authorization of $400.0 million that was announced by the Company on November 6, 2014. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the three months ended March 31, 2019, the Company repurchased a total of 370 thousand shares at a cost of $51.7 million, of which $0.9 million was settled in April 2019. The Company did not repurchase any shares during the three months ended March 31, 2018. As of March 31, 2019, the amount of share repurchase authorization remaining was $325.3 million.

At March 31, 2019 and December 31, 2018, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at March 31, 2019 or December 31, 2018.

17.    Share-Based Compensation

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors.

Stock Options

Stock options generally vest ratably over four years. Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended March 31,
	2019	2018
Weighted average fair value of grants	$35.17	$37.96
Dividend yield	1.18%	1.07%
Volatility	24.79%	28.49%
Risk-free interest rate	2.53% - 3.05%	2.01% - 3.17%
Expected life (in years)	5.87	5.78

Total compensation cost for stock options is as follows:

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$192	$206
Selling, general and administrative expenses	2,540	2,524
Total expense before income taxes	2,732	2,730
Income tax benefit	(368)	(470)
Total expense after income taxes	$2,364	$2,260

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

A summary of the Company’s stock option activity as of March 31, 2019, and changes during the three months ended March 31, 2019, are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,714,003	$85.08	6.70	$74,191,783
Granted	332,625	144.83
Exercised	(131,565)	67.42
Forfeited	(44,168)	108.13
Outstanding at March 31, 2019	1,870,895	$96.40	7.12	$103,532,580
Vested and expected to vest as of March 31, 2019	1,747,058	$94.14	6.99	$100,638,073
Exercisable at March 31, 2019	1,023,778	$75.01	5.74	$78,549,384

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of March 31, 2019, and changes during the three months ended March 31, 2019, are presented as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	148,041	$101.50
Granted	32,945	144.25
Vested	(34,952)	74.72
Forfeited	(3,165)	128.71
Unvested at March 31, 2019	142,869	$117.30

Dividends are paid on restricted stock awards whose fair value is equal to the market price of the Company’s stock at the date of the grant.

Total compensation cost for restricted shares is as follows:

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$138	$156
Selling, general and administrative expenses	1,288	1,289
Total expense before income taxes	1,426	1,445
Income tax benefit	(275)	(257)
Total expense after income taxes	$1,151	$1,188

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. A summary of the Company’s unvested cash-settled restricted stock activity as of March 31, 2019, and changes during the three months ended March 31, 2019, are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2019	88,225	$126.26
Granted	24,305	144.74
Vested	(27,900)	144.12
Forfeited	(3,625)	151.74
Unvested at March 31, 2019	81,005	$151.74

Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$500	$413
Selling, general and administrative expenses	1,530	1,204
Total expense before income taxes	2,030	1,617
Income tax benefit	(187)	(159)
Total expense after income taxes	$1,843	$1,458

Performance Share Units

Weighted average performance share unit fair values and assumptions for the period specified are disclosed below. The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model.

	Three Months Ended March 31,
	2019	2018
Weighted average fair value of grants	$203.06	$216.59
Dividend yield	—%	—%
Volatility	19.08%	17.42%
Risk-free interest rate	2.53%	2.40%
Expected life (in years)	2.84	2.85

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

A summary of the Company’s performance share unit activity as of March 31, 2019, and changes during the three months ended March 31, 2019, are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	111,155	$142.42
Granted	50,255	203.06
Vested	—	—
Forfeited	(8,970)	162.86
Unvested at March 31, 2019	152,440	$175.87

On December 31, 2018, 69,995 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2018, the Company achieved a 250% payout factor and issued 174,994 common shares in February 2019.

Total compensation cost for performance share units is as follows:

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$—	$—
Selling, general and administrative expenses	1,372	1,860
Total expense before income taxes	1,372	1,860
Income tax benefit	(48)	(317)
Total expense after income taxes	$1,324	$1,543

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Condensed Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.

As of March 31, 2019, there was $19.7 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.6 years, $7.5 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.2 years, $5.5 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.2 years and $13.5 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.2 years.

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

	Pension Benefits
	Three Months Ended March 31,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$208	$464	$254	$545
Interest cost	764	365	653	361
Expected return on plan assets	(801)	(264)	(983)	(290)
Net amortization	487	284	685	330
Net periodic benefit cost	$658	$849	$609	$946

	Other Postretirement Benefits
	Three Months Ended March 31,
	2019	2018
Service cost	$140	$168
Interest cost	212	203
Net amortization	(159)	(184)
Net periodic benefit cost	$193	$187

The Company previously disclosed in its financial statements for the year ended December 31, 2018, that it expected to contribute approximately $0.6 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans in 2019. During the first three months of 2019, the Company contributed a total of $0.1 million to fund these plans.

19.    Legal Proceedings

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

20.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $26.7 million for the three months ended March 31, 2019 from $31.2 million in the same period of 2018. The effective tax rate decreased to 19.5% for the three months ended March 31, 2019 compared to 24.0% in the same period of 2018 due to an increase in foreign tax credits as a result of U.S. Treasury proposed regulations issued related to Global Intangible Low-Taxed Income (“GILTI”), discrete income tax expense in the first quarter of 2018 related to IRS Revenue Procedure 2018-17 and IRS Notice 2018-26 as well as the mix of global pre-tax income among jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.0 million.

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

The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded sealing components, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Health & Science

Technologies segment contains the Scientific Fluidics & Optics platform (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, CiDRA Precision Services, thinXXS, CVI Melles Griot, Semrock, Advanced Thin Films and FLI), the Sealing Solutions platform (comprised of Precision Polymer Engineering, FTL Seals Technology, Novotema and SFC Koenig), the Gast platform, the Micropump platform and the Material Processing Technologies platform (comprised of Quadro, Fitzpatrick, Microfluidics and Matcon).

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

EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across our three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within our industry. Management believes that EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 10 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”

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
The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Some of our key financial results for the three months ended March 31, 2019 when compared to the same period in the prior year are as follows:

•	Sales of $622.2 million increased 2%; organic sales (which excludes acquisitions and foreign currency translation) were up 4%.

•	Operating income of $147.8 million increased 8%.

•	Net income of $110.3 million increased 11%.

•	EBITDA of $166.6 million was 27% of sales and covered interest expense by 15 times.

•	Diluted EPS of $1.44 increased 17 cents, or 13%.

Given the Company’s current outlook, we are projecting second quarter 2019 EPS in the range of $1.47 to $1.50 with full year 2019 EPS of $5.70 to $5.85. We are also projecting second quarter and full year organic revenue growth to be in the range of 4% to 5%.

Results of Operations

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2019 and 2018. Segment operating income and EBITDA exclude unallocated corporate operating expenses of $18.6 million and $20.8 million for the three months ended March 31, 2019 and 2018, respectively.

Consolidated Results for the Three Months Ended March 31, 2019 Compared with the Same Period in 2018

(In thousands)	Three Months Ended March 31,
	2019	2018
Net sales	$622,231	$612,324
Operating income	147,782	136,683
Operating margin	23.8%	22.3%

For the three months ended March 31, 2019, Fluid & Metering Technologies contributed 39% of sales, 43% of operating income and 42% of EBITDA; Health & Science Technologies contributed 36% of sales, 33% of operating income and 34% of EBITDA; and Fire & Safety/Diversified Products contributed 25% of sales, 24% of operating income and 24% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.

Sales in the first three months of 2019 were $622.2 million, which was a 2% increase compared to the same period last year. This reflects a 4% increase in organic sales, partially offset by a 2% unfavorable impact from foreign currency translation. Sales to customers outside the U.S. represented approximately 50% of total sales in the first three months of 2019 compared with 51% during the same period in 2018.

Gross profit of $283.8 million in the first three months of 2019 increased $7.2 million, or 3%, from the same period in 2018, while gross margin of 45.6% in the first three months of 2019 increased 40 basis points from 45.2% during the same period in 2018. Both gross profit and margin increased compared to the prior year period primarily due to price, productivity initiatives and volume leverage, partially offset by higher engineering costs.

Selling, general and administrative expenses decreased to $136.1 million in the first three months of 2019 from $138.3 million during the same period in 2018, primarily due to lower amortization and variable compensation costs in 2019. Corporate costs decreased to $18.6 million in the first three months of 2019 compared to $20.5 million in the first three months of 2018 primarily due to lower variable compensation costs. As a percentage of sales, selling, general and administrative expenses were 21.8% for the first three months of 2019, down 80 basis points compared to 22.6% during the same period in 2018.

The Company did not incur any restructuring expenses in the first three months of 2019 compared with $1.6 million in the same period in 2018. The restructuring expenses in the prior year period were part of initiatives that supported the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions primarily consisting of employee reductions and facility rationalization.

Operating income of $147.8 million and operating margin of 23.8% in the first three months of 2019 were up from the $136.7 million and 22.3%, respectively, recorded in the same period in 2018. The increases in operating income and operating margin are primarily due to productivity initiatives, lower amortization and variable compensation costs, partially offset by higher engineering costs.

Other (income) expense - net was $0.1 million of income in the first three months of 2019 compared to $4.4 million of income in the same period in 2018, primarily due to foreign currency transaction gains in 2018 that did not repeat in 2019.

Interest expense of $10.9 million in the first three months of 2019 was down from $11.0 million in the same period in 2018 due to slightly lower borrowings on the revolving credit facility.

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $26.7 million in the first three months of 2019 from $31.2 million in the same period in 2018. The effective tax rate decreased to 19.5% in the first three months of 2019 compared to 24.0% in the same period in 2018 due to an increase in foreign tax credits as a result of U.S. Treasury proposed regulations issued related to Global Intangible Low-Taxed Income (“GILTI”), discrete income tax expense in the first quarter of 2018 related to IRS Revenue Procedure 2018-17 and IRS Notice 2018-26 as well as the mix of global pre-tax income among jurisdictions.

Net income in the first three months of 2019 of $110.3 million increased from $99.0 million during same period in 2018. Diluted earnings per share in the first three months of 2019 of $1.44 increased $0.17, or 13%, compared with the same period in 2018.

Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended March 31,
	2019	2018
Net sales	$242,522	$232,333
Operating income	71,866	66,166
Operating margin	29.6%	28.5%

Sales of $242.5 million increased $10.2 million, or 4%, in the first three months of 2019 compared with the same period in 2018. This reflects a 6% increase in organic sales, partially offset by a 2% unfavorable impact from foreign currency translation. In the first three months of 2019, sales increased 4% domestically and 5% internationally compared to the same period in 2018. Sales to customers outside the U.S. were approximately 43% of total segment sales during the first three months of both 2019 and 2018.

Sales within our Pumps platform increased in the first three months of 2019 compared to the same period in 2018 due to strength in industrial projects as well as strength in the oil and gas end market and LACT products. Sales within our Valves platform increased in the first three months of 2019 compared to the same period in 2018 primarily due to strong demand within the chemical end market in Europe and Asia. Sales within our Water platform increased in the first three months of 2019 compared to the same period in 2018 due to strong international sales and increased project demand. Sales within our Energy platform increased in the first three months of 2019 compared to the same period in 2018 primarily as a result of new product launches and increased international projects. Sales within our Agriculture platform decreased in the first three months of 2019 compared to the same period in 2018 due to decreased demand across both OEM and distribution channels in North America and Europe.

Operating income and operating margin of $71.9 million and 29.6%, respectively, in the first three months of 2019 were higher than the $66.2 million and 28.5%, respectively, recorded in the first three months of 2018, primarily due to higher volume and productivity initiatives.

Health & Science Technologies Segment

(In thousands)	Three Months Ended March 31,
	2019	2018
Net sales	$225,290	$221,075
Operating income	54,154	51,806
Operating margin	24.0%	23.4%

Sales of $225.3 million increased $4.2 million, or 2%, in the first three months of 2019 compared with the same period in 2018. This reflects a 3% increase in organic sales and a 1% increase from an acquisition (FLI - July 2018), partially offset by a 2% unfavorable impact from foreign currency translation. In the first three months of 2019, sales increased 6% domestically and decreased 1% internationally compared to the same period in 2018. Sales to customers outside the U.S. were approximately 56% of total segment sales during the first three months of 2019 compared with 58% during the same period in 2018.

Sales within our Scientific Fluidics & Optics platform increased in the first three months of 2019 compared to the same period in 2018 due to new product introductions, increased demand for IVD, biotechnology, DNA sequencing and defense and the FLI acquisition. Sales within our Gast platform increased in the first three months of 2019 compared to the same period in 2018 primarily due to new product introductions in the food and beverage market. Sales within our Material Processing Technologies platform decreased in the first three months of 2019 compared to the same period in 2018 primarily due to timing of large projects in 2019 as compared to 2018. Sales within our Sealing Solutions platform decreased in the first three months of 2019 compared to the same period in 2018 due to market softness in the semiconductor and automotive markets. Sales within our Micropump platform decreased in the first three months of 2019 compared to the same period in 2018 due to industrial distribution softness.

Operating income and operating margin of $54.2 million and 24.0%, respectively, in the first three months of 2019 were higher than the $51.8 million and 23.4% recorded in the same period in 2018, primarily due to lower amortization, partially offset by higher engineering costs.

Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended March 31,
	2019	2018
Net sales	$156,159	$159,173
Operating income	40,328	39,554
Operating margin	25.8%	24.8%

Sales of $156.2 million decreased $3.0 million, or 2%, in the first three months of 2019 compared with the same period in 2018. This reflects a 3% unfavorable impact from foreign currency translation, partially offset by a 1% increase in organic sales. In the first three months of 2019, sales increased 3% domestically and decreased 6% internationally compared with the same period in 2018. Sales to customers outside the U.S. were approximately 52% of total segment sales in the first three months of 2019 and 55% during the same period in 2018.

Sales within our BAND-IT platform increased in the first three months of 2019 compared to the same period in 2018 due to strength in the energy and industrial end markets. Sales within our Fire & Safety platform increased in the first three months of 2019 compared to the same period in 2018 primarily due to elevated backlog and strong demand for rescue tools across all geographies. Sales within our Dispensing platform decreased in the first three months of 2019 compared to the same period in 2018 due to timing of project activity.

Operating income and operating margin of $40.3 million and 25.8%, respectively, in the first three months of 2019 were higher than the $39.6 million and 24.8% recorded in the same period in 2018, primarily due to productivity initiatives.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities for the first three months of 2019 increased $16.9 million, or 24%, to $88.7 million compared to the first three months of 2018 due to higher earnings and favorable working capital. At March 31, 2019, working capital was $790.0 million and the Company’s current ratio was 3.3 to 1. At March 31, 2019, the Company’s cash and cash equivalents totaled $456.1 million, of which $338.7 million was held outside of the United States.

Investing Activities

Cash flows used in investing activities for the first three months of 2019 increased $2.2 million to $12.4 million compared to the same period in 2018, primarily due to an increase of $2.9 million of purchases of property, plant and equipment.

Cash flows from operations were more than adequate to fund capital expenditures of $12.9 million and $10.0 million in the first three months of 2019 and 2018, respectively. Capital expenditures were generally for machinery and equipment that supported growth, improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.

Financing Activities

Cash flows used in financing activities for the first three months of 2019 were $87.0 million compared to $26.5 million in the same period in 2018, primarily as a result of higher share repurchases and dividends paid in 2019.

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

The Company maintains a revolving credit facility (the “Revolving Facility”), which is a $700.0 million unsecured, multi-currency bank credit facility expiring on June 23, 2020. At March 31, 2019, there was no balance outstanding under the Revolving Facility and $8.7 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $691.3 million. Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. The applicable margin is based on the Company’s senior, unsecured long-term debt rating and can range from .005% to 1.50%. Based on the Company’s credit rating at March 31, 2019, the applicable margin was 1.10%. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the maturity date of the borrowing, or quarterly from the effective date for borrowings exceeding three months. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $350.0 million. An annual Revolving Facility fee, also based on the Company’s credit rating, is currently 15 basis points and is payable quarterly.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At March 31, 2019, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 15.76 to 1 and the leverage ratio was 1.26 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

On December 1, 2015, the Company’s Board of Directors approved an increase of $300.0 million in the authorized level for repurchases of common stock. This followed the prior Board of Directors approved repurchase authorization of $400.0 million that was announced by the Company on November 6, 2014. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the three months ended March 31, 2019, the Company repurchased a total of 370 thousand shares at a cost of $51.7 million, of which $0.9 million was settled in April 2019. The Company did not repurchase any shares during the three months ended March 31, 2018. As of March 31, 2019, the amount of share repurchase authorization remaining is $325.3 million.

The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements, authorized share repurchases and annual dividend payments to holders of the Company’s common stock for the remainder of 2019. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings.

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

EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across our three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within our industry. Management believes that EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 10 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”

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

1. Reconciliation of the Change in Net Sales to Organic Net Sales

	Three Months Ended March 31, 2019
	FMT	HST	FSDP	IDEX
Change in net sales	4%	2%	(2)%	2%
- Impact from acquisitions/divestitures	—%	1%	—%	—%
- Impact from foreign currency	(2)%	(2)%	(3)%	(2)%
Change in organic net sales	6%	3%	1%	4%

2. Reconciliations of Reported-to-Adjusted Operating Income and Margin

(dollars in thousands)	Three Months Ended March 31, 2019
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$71,866	$54,154	$40,328	$(18,566)	$147,782
+ Restructuring expenses	—	—	—	—	—
Adjusted operating income (loss)	$71,866	$54,154	$40,328	$(18,566)	$147,782

Net sales (eliminations)	$242,522	$225,290	$156,159	$(1,740)	$622,231

Operating margin	29.6%	24.0%	25.8%	n/m	23.8%
Adjusted operating margin	29.6%	24.0%	25.8%	n/m	23.8%

	Three Months Ended March 31, 2018
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$66,166	$51,806	$39,554	$(20,843)	$136,683
+ Restructuring expenses	143	1,059	100	340	1,642
Adjusted operating income (loss)	$66,309	$52,865	$39,654	$(20,503)	$138,325

Net sales (eliminations)	$232,333	$221,075	$159,173	$(257)	$612,324

Operating margin	28.5%	23.4%	24.8%	n/m	22.3%
Adjusted operating margin	28.5%	23.9%	24.9%	n/m	22.6%

3. Reconciliations of Reported-to-Adjusted Net Income and EPS

(in thousands, except EPS)	Three Months Ended March 31,
	2019	2018
Reported net income	$110,268	$98,958
+ Restructuring expenses	—	1,642
+ Tax impact on restructuring expenses	—	(379)
Adjusted net income	$110,268	$100,221

	Three Months Ended March 31,
	2019	2018
Reported EPS	$1.44	$1.27
+ Restructuring expenses	—	0.02
+ Tax impact on restructuring expenses	—	—
Adjusted EPS	$1.44	$1.29

Diluted weighted average shares	76,284	77,739

4. Reconciliations of EBITDA to Net Income

(dollars in thousands)	Three Months Ended March 31, 2019
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$71,866	$54,154	$40,328	$(18,566)	$147,782
- Other (income) expense - net	78	284	505	(1,007)	(140)
+ Depreciation and amortization	5,506	9,507	3,462	184	18,659
EBITDA	77,294	63,377	43,285	(17,375)	166,581
- Interest expense					10,921
- Provision for income taxes					26,733
- Depreciation and amortization					18,659
Net income					$110,268

Net sales (eliminations)	$242,522	$225,290	$156,159	$(1,740)	$622,231
Operating margin	29.6%	24.0%	25.8%	n/m	23.8%
EBITDA margin	31.9%	28.1%	27.7%	n/m	26.8%

	Three Months Ended March 31, 2018
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$66,166	$51,806	$39,554	$(20,843)	$136,683
- Other (income) expense - net	134	(597)	(3,621)	(365)	(4,449)
+ Depreciation and amortization	5,694	11,389	3,774	197	21,054
EBITDA	71,726	63,792	46,949	(20,281)	162,186
- Interest expense					11,000
- Provision for income taxes					31,174
- Depreciation and amortization					21,054
Net income					$98,958

Net sales (eliminations)	$232,333	$221,075	$159,173	$(257)	$612,324
Operating margin	28.5%	23.4%	24.8%	n/m	22.3%
EBITDA margin	30.9%	28.9%	29.5%	n/m	26.5%

5. Reconciliation of EBITDA to Adjusted EBITDA

(dollars in thousands)	Three Months Ended March 31, 2019
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$77,294	$63,377	$43,285	$(17,375)	$166,581
+ Restructuring expenses	—	—	—	—	—
Adjusted EBITDA	$77,294	$63,377	$43,285	$(17,375)	$166,581

Adjusted EBITDA margin	31.9%	28.1%	27.7%	n/m	26.8%

	Three Months Ended March 31, 2018
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$71,726	$63,792	$46,949	$(20,281)	$162,186
+ Restructuring expenses	143	1,059	100	340	1,642
Adjusted EBITDA	$71,869	$64,851	$47,049	$(19,941)	$163,828

Adjusted EBITDA margin	30.9%	29.3%	29.6%	n/m	26.8%

6. Reconciliations of Cash Flows from Operating Activities to Free Cash Flow

	Three Months Ended
(dollars in thousands)	March 31,		December 31,
	2019	2018	2018
Cash flows from operating activities	$88,663	$71,729	$153,592
- Capital expenditures	12,875	10,009	16,233
Free cash flow	$75,788	$61,720	$137,359

Critical Accounting Policies

As discussed in the Annual Report on Form 10-K for the year ended December 31, 2018, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. See Part 1, Notes to the Condensed Consolidated Financial Statements, Note 1 Basis of Presentation and Significant Accounting Policies. The adoption of recent accounting standards as described in Note 1 had a material impact on our condensed consolidated balance sheet due to the recognition of right of use assets and lease liabilities but did not have and is not expected to have a material impact on our condensed consolidated results of operations or cash flows. Aside from recent accounting standards adopted as described in Note 1, there have been no changes to the Company’s critical accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018 that have a material impact on our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of March 31, 2019, the Company did not have any derivative instruments outstanding.

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

Interest Rate Fluctuation

The Company does not have significant interest rate exposure due to substantially all of the $848.9 million of debt outstanding as of March 31, 2019 being fixed rate debt.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2019, that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company and its subsidiaries are party to legal proceedings as described in Note 19 in Part I, Item 1, “Legal Proceedings,” and such disclosure is incorporated by reference into this Item 1, “Legal Proceedings.” In addition, the Company and six of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third party suppliers and were not manufactured by the Company or any of the defendant subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance, subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover these settlements and legal costs, or how insurers may respond to claims that are tendered to them. Claims have been filed in jurisdictions throughout the United States and the United Kingdom. Most of the claims resolved to date have been dismissed without payment. The balance of the claims have been settled for various immaterial amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2019 to January 31, 2019	169,719	$133.89	169,719	$354,287,212
February 1, 2019 to February 28, 2019	92,839	141.94	92,839	341,109,745
March 1, 2019 to March 31, 2019	107,252	147.36	107,252	325,304,632
Total	369,810	$139.82	369,810	$325,304,632

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

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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
Date: April 26, 2019