Form 10-Q
period 2019-06-30
IDEX CORP /DE/
filed 2019-07-26
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-10235
IDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1925 West Field Court,	Suite 200,	Lake Forest,	Illinois	60045
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number: (847) 498-7070

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of July 23, 2019: 75,847,167.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$543,189	$466,407
Receivables, less allowance for doubtful accounts of $6,778 at June 30, 2019 and $6,709 at December 31, 2018	326,358	312,192
Inventories	301,006	279,995
Other current assets	46,329	33,938
Total current assets	1,216,882	1,092,532
Property, plant and equipment - net	275,025	281,220
Goodwill	1,697,332	1,697,955
Intangible assets - net	365,741	383,327
Other noncurrent assets	85,235	18,823
Total assets	$3,640,215	$3,473,857
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$160,579	$143,196
Accrued expenses	162,838	187,536
Short-term borrowings	452	483
Dividends payable	37,922	33,446
Total current liabilities	361,791	364,661
Long-term borrowings	848,555	848,335
Deferred income taxes	140,147	128,007
Other noncurrent liabilities	177,681	138,214
Total liabilities	1,528,174	1,479,217
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 89,957,990 shares at June 30, 2019 and 90,112,028 shares at December 31, 2018	900	901
Additional paid-in capital	749,009	738,339
Retained earnings	2,489,911	2,342,079
Treasury stock at cost: 14,114,329 shares at June 30, 2019 and 14,159,251 shares at December 31, 2018	(1,002,870)	(957,454)
Accumulated other comprehensive income (loss)	(124,909)	(129,225)
Total shareholders’ equity	2,112,041	1,994,640
Total liabilities and shareholders’ equity	$3,640,215	$3,473,857
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$642,099	$634,360	$1,264,330	$1,246,684
Cost of sales	349,762	346,993	688,159	682,665
Gross profit	292,337	287,367	576,171	564,019
Selling, general and administrative expenses	134,928	137,548	270,980	275,875
Restructuring expenses	2,126	1,988	2,126	3,630
Operating income	155,283	147,831	303,065	284,514
Other (income) expense - net	(378)	(50)	(518)	(4,499)
Interest expense	11,011	11,140	21,932	22,140
Income before income taxes	144,650	136,741	281,651	266,873
Provision for income taxes	31,441	29,615	58,174	60,789
Net income	$113,209	$107,126	$223,477	$206,084

Basic earnings per common share	$1.50	$1.40	$2.96	$2.69
Diluted earnings per common share	$1.48	$1.38	$2.92	$2.65

Share data:
Basic weighted average common shares outstanding	75,460	76,539	75,450	76,479
Diluted weighted average common shares outstanding	76,387	77,704	76,334	77,722
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$113,209	$107,126	$223,477	$206,084
Other comprehensive income (loss):
Reclassification adjustments for derivatives, net of tax	1,224	1,259	2,451	2,520
Pension and other postretirement adjustments, net of tax	1,256	1,296	2,518	2,709
Cumulative translation adjustment	2,628	(62,645)	(653)	(35,067)
Other comprehensive income (loss)	5,108	(60,090)	4,316	(29,838)
Comprehensive income	$118,317	$47,036	$227,793	$176,246
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2018	$739,240	$2,342,079	$(94,420)	$(22,740)	$(12,065)	$(957,454)	$1,994,640
Net income	—	110,268	—	—	—	—	110,268
Adjustment for adoption of ASU 2016-02	—	28	—	—	—	—	28
Cumulative translation adjustment	—	—	(3,281)	—	—	—	(3,281)
Net change in retirement obligations (net of tax of $438)	—	—	—	1,262	—	—	1,262
Net change on derivatives designated as cash flow hedges (net of tax of $361)	—	—	—	—	1,227	—	1,227
Issuance of 264,090 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $3,415)	—	—	—	—	—	8,870	8,870
Repurchase of 369,810 shares of common stock	—	—	—	—	—	(51,706)	(51,706)
Shares surrendered for tax withholding	—	—	—	—	—	(11,479)	(11,479)
Share-based compensation	5,403	—	—	—	—	—	5,403
Balance, March 31, 2019	$744,643	$2,452,375	$(97,701)	$(21,478)	$(10,838)	$(1,011,769)	$2,055,232
Net income	—	113,209	—	—	—	—	113,209
Cumulative translation adjustment	—	—	2,628	—	—	—	2,628
Net change in retirement obligations (net of tax of $435)	—	—	—	1,256	—	—	1,256
Net change on derivatives designated as cash flow hedges (net of tax of $359)	—	—	—	—	1,224	—	1,224
Issuance of 169,785 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $679)	—	—	—	—	—	11,891	11,891
Repurchase of 19,143 shares of common stock	—	—	—	—	—	(2,962)	(2,962)
Shares surrendered for tax withholding	—	—	—	—	—	(30)	(30)
Share-based compensation	5,266	—	—	—	—	—	5,266
Cash dividends declared - $1.00 per common share outstanding	—	(75,673)	—	—	—	—	(75,673)
Balance, June 30, 2019	$749,909	$2,489,911	$(95,073)	$(20,222)	$(9,614)	$(1,002,870)	$2,112,041

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2017	$717,808	$2,057,915	$(46,306)	$(29,154)	$(14,047)	$(799,674)	$1,886,542
Net income	—	98,958	—	—	—	—	98,958
Adjustment for adoption of ASU 2016-16	—	(645)	—	—	—	—	(645)
Adjustment for adoption of ASU 2018-02	—	6,435	—	(3,411)	(3,024)	—	—
Cumulative translation adjustment	—	—	27,578	—	—	—	27,578
Net change in retirement obligations (net of tax of $505)	—	—	—	1,413	—	—	1,413
Net change on derivatives designated as cash flow hedges (net of tax of $371)	—	—	—	—	1,261	—	1,261
Issuance of 227,932 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $2,934)	—	—	—	—	—	6,590	6,590
Shares surrendered for tax withholding	—	—	—	—	—	(10,750)	(10,750)
Share-based compensation	5,938	—	—	—	—	—	5,938
Balance, March 31, 2018	$723,746	$2,162,663	$(18,728)	$(31,152)	$(15,810)	$(803,834)	$2,016,885
Net income	—	107,126	—	—	—	—	107,126
Cumulative translation adjustment	—	—	(62,645)	—	—	—	(62,645)
Net change in retirement obligations (net of tax of $457)	—	—	—	1,296	—	—	1,296
Net change on derivatives designated as cash flow hedges (net of tax of $368)	—	—	—	—	1,259	—	1,259
Issuance of 96,981 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $351)	—	—	—	—	—	7,026	7,026
Repurchase of 147,490 shares of common stock	—	—	—	—	—	(20,494)	(20,494)
Share-based compensation	5,014	—	—	—	—	—	5,014
Cash dividends declared - $0.86 per common share outstanding	—	(66,316)	—	—	—	—	(66,316)
Balance, June 30, 2018	$728,760	$2,203,473	$(81,373)	$(29,856)	$(14,551)	$(817,302)	$1,989,151

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$223,477	$206,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,870	19,957
Amortization of intangible assets	17,953	20,667
Amortization of debt issuance expenses	669	664
Share-based compensation expense	14,413	13,252
Deferred income taxes	10,685	(3,021)
Non-cash interest expense associated with forward starting swaps	3,171	3,259
Changes in (net of the effect from acquisitions):
Receivables	(14,177)	(40,044)
Inventories	(21,007)	(28,011)
Other current assets	(12,382)	17,798
Trade accounts payable	17,276	5,432
Accrued expenses	(39,602)	(21,131)
Other - net	(508)	(2,480)
Net cash flows provided by operating activities	219,838	192,426
Cash flows from investing activities
Purchases of property, plant and equipment	(25,742)	(20,968)
Purchase of intellectual property	—	(4,000)
Proceeds from disposal of fixed assets	780	—
Other - net	501	(861)
Net cash flows used in investing activities	(24,461)	(25,829)
Cash flows from financing activities
Dividends paid	(71,283)	(61,916)
Proceeds from stock option exercises	20,761	13,616
Repurchases of common stock	(54,668)	(19,499)
Shares surrendered for tax withholding	(11,509)	(10,750)
Settlement of foreign exchange contracts	—	6,593
Other - net	(1,929)	—
Net cash flows used in financing activities	(118,628)	(71,956)
Effect of exchange rate changes on cash and cash equivalents	33	(11,840)
Net increase in cash	76,782	82,801
Cash and cash equivalents at beginning of year	466,407	375,950
Cash and cash equivalents at end of period	$543,189	$458,751

Supplemental cash flow information
Cash paid for:
Interest	$18,282	$18,223
Income taxes	55,702	38,190
Significant non-cash activities:
Capital expenditures for construction of new leased facility	—	11,971

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard introduced a new lessee model that requires most leases to be recorded on the balance sheet and eliminates the required use of bright line tests from U.S. GAAP for determining lease classification. In July 2018, the FASB issued the following standards which clarified ASU 2016-02 and had the same effective date as the original standard: ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 included an option to use the effective date of ASU 2016-02 as the date of initial application of transition as well as an option not to restate comparative periods in transition. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which also clarifies ASU 2016-02 and is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.

The Company adopted this standard on January 1, 2019 using the optional transition method provided by the FASB in ASU 2018-11. As we did not restate comparative periods, the adoption had no impact on our previously reported results. We elected to use both the practical expedient that allowed us not to reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases as well as the practical expedient that allows us to treat the lease and non-lease components of a lease as a single lease component for all asset classes. We also elected to account for short-term leases in accordance with Accounting Standards Codification (“ASC”) 842-20-25-2. The adoption of this standard had a material impact on our condensed consolidated balance sheet due to the recognition of right of use assets and lease liabilities. Upon adoption, we recognized right of use assets and lease liabilities of approximately $68 million that reflected the present value of future lease payments. The adoption of this standard did not have a material impact on our condensed consolidated results of operations or cash flows. See Note 13 for further information.

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

The Company incurred acquisition-related transaction costs of $0.4 million and $0.8 million in the three months ended June 30, 2019 and 2018, respectively, and $0.7 million and $1.5 million in the six months ended June 30, 2019 and 2018, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed.

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

The Company finalized its allocation of the purchase price for the FLI acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales
Fluid & Metering Technologies
External customers	$246,111	$242,755	$488,447	$475,016
Intersegment sales	78	45	264	117
Total segment sales	246,189	242,800	488,711	475,133
Health & Science Technologies
External customers	232,172	227,367	456,860	448,334
Intersegment sales	81	36	683	144
Total segment sales	232,253	227,403	457,543	448,478
Fire & Safety/Diversified Products
External customers	163,816	164,238	319,023	323,334
Intersegment sales	227	62	1,179	139
Total segment sales	164,043	164,300	320,202	323,473
Intersegment elimination	(386)	(143)	(2,126)	(400)
Total net sales	$642,099	$634,360	$1,264,330	$1,246,684
Operating income
Fluid & Metering Technologies	$74,146	$71,228	$146,012	$137,394
Health & Science Technologies	56,763	52,569	110,917	104,375
Fire & Safety/Diversified Products	43,614	45,882	83,942	85,436
Corporate office	(19,240)	(21,848)	(37,806)	(42,691)
Total operating income	155,283	147,831	303,065	284,514
Interest expense	11,011	11,140	21,932	22,140
Other (income) expense - net	(378)	(50)	(518)	(4,499)
Income before income taxes	$144,650	$136,741	$281,651	$266,873

	June 30, 2019	December 31, 2018
Assets
Fluid & Metering Technologies	$1,128,514	$1,107,777
Health & Science Technologies	1,375,385	1,329,368
Fire & Safety/Diversified Products	820,244	806,075
Corporate office	316,072	230,637
Total assets	$3,640,215	$3,473,857

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

Revenue by reporting unit for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Energy	$40,608	$40,779	$80,006	$79,538
Valves	29,809	28,830	59,191	54,859
Water	65,148	65,171	126,280	124,011
Pumps	87,125	82,735	175,385	163,401
Agriculture	23,499	25,285	47,849	53,324
Intersegment elimination	(78)	(45)	(264)	(117)
Fluid & Metering Technologies	246,111	242,755	488,447	475,016
Scientific Fluidics & Optics	109,554	104,106	216,862	203,613
Sealing Solutions	46,431	51,634	96,937	105,336
Gast	37,399	30,903	71,308	59,415
Micropump	8,271	9,800	17,026	19,098
Material Processing Technologies	30,598	30,960	55,410	61,016
Intersegment elimination	(81)	(36)	(683)	(144)
Health & Science Technologies	232,172	227,367	456,860	448,334
Fire & Safety	103,257	99,940	202,705	196,152
BAND-IT	27,758	26,981	55,670	54,455
Dispensing	33,028	37,379	61,827	72,866
Intersegment elimination	(227)	(62)	(1,179)	(139)
Fire & Safety/Diversified Products	163,816	164,238	319,023	323,334
Total net sales	$642,099	$634,360	$1,264,330	$1,246,684

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Revenue by geographical region for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30, 2019
	FMT	HST	FSDP	IDEX
U.S.	$139,786	$106,193	$78,898	$324,877
North America, excluding U.S.	14,628	5,497	6,418	26,543
Europe	43,949	65,798	43,813	153,560
Asia	32,353	50,502	26,744	109,599
Other (1)	15,473	4,263	8,170	27,906
Intersegment elimination	(78)	(81)	(227)	(386)
Total net sales	$246,111	$232,172	$163,816	$642,099

	Three Months Ended June 30, 2018
	FMT	HST	FSDP	IDEX
U.S.	$139,347	$97,544	$75,747	$312,638
North America, excluding U.S. (2)	—	—	—	—
Europe	40,097	74,023	43,702	157,822
Asia	34,899	48,240	30,065	113,204
Other (3)	28,457	7,596	14,786	50,839
Intersegment elimination	(45)	(36)	(62)	(143)
Total net sales	$242,755	$227,367	$164,238	$634,360

	Six Months Ended June 30, 2019
	FMT	HST	FSDP	IDEX
U.S.	$277,935	$205,244	$153,575	$636,754
North America, excluding U.S.	27,685	10,389	12,398	50,472
Europe	87,573	135,170	86,875	309,618
Asia	64,270	98,561	50,304	213,135
Other (1)	31,248	8,179	17,050	56,477
Intersegment elimination	(264)	(683)	(1,179)	(2,126)
Total net sales	$488,447	$456,860	$319,023	$1,264,330

	Six Months Ended June 30, 2018
	FMT	HST	FSDP	IDEX
U.S.	$272,500	$191,352	$148,244	$612,096
North America, excluding U.S. (2)	—	—	—	—
Europe	83,696	147,802	90,821	322,319
Asia	61,297	92,788	54,298	208,383
Other (3)	57,640	16,536	30,110	104,286
Intersegment elimination	(117)	(144)	(139)	(400)
Total net sales	$475,016	$448,334	$323,334	$1,246,684

(1) Other in 2019 includes: South America, Middle East, Australia and Africa.
(2) Revenue from North America, excluding U.S. of $15,631 from FMT, $4,038 from HST and $6,297 from FSDP were included in Other for the three months ended June 30, 2018. Revenue from North America, excluding U.S. of $29,219 from FMT, $7,358 from HST and $13,906 from FSDP were included in Other for the six months ended June 30, 2018.
(3) Other in 2018 includes: North America, excluding U.S., South America, Middle East, Australia and Africa.

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

The composition of Customer receivables was as follows:

	June 30, 2019	December 31, 2018
Billed receivables	$314,714	$299,227
Unbilled receivables	12,034	14,492
Total customer receivables	$326,748	$313,719

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

The composition of Deferred revenue was as follows:

	June 30, 2019	December 31, 2018
Deferred revenue - current	$11,861	$8,055
Deferred revenue - noncurrent	2,512	3,027
Total deferred revenue	$14,373	$11,082

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

Revenue from products and services transferred to customers at a point in time approximated 95% of total revenues in the three and six months ended June 30, 2019 and 2018. Revenue recognized at a point in time relates to the majority of our product sales. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Revenue from products and services transferred to customers over time approximated 5% of total revenues in the three and six months ended June 30, 2019 and 2018. Revenue earned by certain business units within the Water, Energy, Material Processing Technologies (“MPT”) and Dispensing reporting units is recognized over time because control transfers continuously to our customers. When accounting for over-time contracts, we use an input measure to determine the extent of progress towards completion of the performance obligation. For certain business units within the Water, Energy and MPT reporting units, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method). We believe this measure of progress best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. Contract costs include labor, material and overhead. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. For certain business units within the Energy and Dispensing reporting units, revenue is recognized ratably over the contract term.

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

The Company records allowances for discounts and product returns at the time of sale as a reduction of revenue as such allowances can be reliably estimated based on historical experience and known trends. The Company also offers product warranties (primarily assurance-type) and accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, warranty costs incurred and any other related information known to the Company.

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

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	75,460	76,539	75,450	76,479
Dilutive effect of stock options, restricted stock and performance share units	927	1,165	884	1,243
Diluted weighted average common shares outstanding	76,387	77,704	76,334	77,722

Options to purchase approximately 0.6 million and 0.3 million shares of common stock for the three months ended June 30, 2019 and 2018, respectively, and 0.6 million and 0.3 million shares of common stock for the six months ended June 30, 2019 and 2018, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.

6.    Inventories

The components of inventories as of June 30, 2019 and December 31, 2018 were:

	June 30, 2019	December 31, 2018
Raw materials and component parts	$186,117	$178,805
Work in process	28,480	37,495
Finished goods	86,409	63,695
Total inventories	$301,006	$279,995

Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and factory overhead, is determined on a FIFO basis.

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2019, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Balance at December 31, 2018	$581,041	$745,357	$371,557	$1,697,955
Foreign currency translation	(610)	637	(833)	(806)
Acquisition adjustments	—	183	—	183
Balance at June 30, 2019	$580,431	$746,177	$370,724	$1,697,332

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first six months of 2019, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of our annual impairment test at October 31, 2018, all reporting units had fair values in excess of their carrying values.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2019 and December 31, 2018:

	At June 30, 2019				At December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$6,555	$(4,986)	$1,569	12	$6,468	$(4,693)	$1,775
Trade names	115,890	(60,962)	54,928	16	115,899	(57,227)	58,672
Customer relationships	253,470	(92,394)	161,076	14	256,202	(85,652)	170,550
Unpatented technology	97,494	(40,384)	57,110	12	96,922	(35,685)	61,237
Other	700	(542)	158	10	700	(507)	193
Total amortized intangible assets	474,109	(199,268)	274,841		476,191	(183,764)	292,427
Indefinite-lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$565,009	$(199,268)	$365,741		$567,091	$(183,764)	$383,327

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. In the first six months of 2019, there were no events or circumstances that would have required an interim impairment test. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.

Amortization of intangible assets was $9.0 million and $18.0 million for the three and six months ended June 30, 2019, respectively. Amortization of intangible assets was $9.8 million and $20.7 million for the three and six months ended June 30, 2018, respectively. Based on the intangible asset balances as of June 30, 2019, amortization expense is expected to approximate $18.0 million for the remaining six months of 2019, $35.3 million in 2020, $34.1 million in 2021, $32.3 million in 2022 and $29.2 million in 2023.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

8.    Accrued Expenses

The components of accrued expenses as of June 30, 2019 and December 31, 2018 were:

	June 30, 2019	December 31, 2018
Payroll and related items	$68,586	$78,944
Management incentive compensation	10,441	25,321
Income taxes payable	12,500	23,844
Insurance	9,513	10,422
Warranty	5,284	5,303
Deferred revenue	11,861	8,055
Lease liability	12,973	—
Restructuring	3,903	6,170
Liability for uncertain tax positions	830	980
Accrued interest	1,569	1,759
Other	25,378	26,738
Total accrued expenses	$162,838	$187,536

9.    Other Noncurrent Liabilities

The components of other noncurrent liabilities as of June 30, 2019 and December 31, 2018 were:

	June 30, 2019	December 31, 2018
Pension and retiree medical obligations	$76,228	$80,667
Transition tax payable	17,127	17,127
Liability for uncertain tax positions	3,255	3,183
Deferred revenue	2,512	3,027
Liability for construction of new leased facility	—	11,616
Lease liability	54,619	—
Contingent consideration for acquisition	3,375	3,375
Other	20,565	19,219
Total other noncurrent liabilities	$177,681	$138,214

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

10.    Borrowings

Borrowings at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Revolving Facility	$—	$—
4.50% Senior Notes, due December 2020	300,000	300,000
4.20% Senior Notes, due December 2021	350,000	350,000
3.20% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
Other borrowings	824	1,078
Total borrowings	850,824	851,078
Less current portion	452	483
Less deferred debt issuance costs	1,288	1,593
Less unaccreted debt discount	529	667
Total long-term borrowings	$848,555	$848,335

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

On May 31, 2019, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement replaces the Company’s existing five-year, $700 million credit agreement, dated as of June 23, 2015, which was due to expire in June 2020.

Terms and fees of the 2019 Credit Agreement are essentially the same as the 2015 credit agreement except for certain fees and interest rate pricing that are more favorable to the Company.

The Credit Agreement consists of a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $800 million with a final maturity date of May 30, 2024. The maturity date may be extended under certain conditions for an additional one-year term. Up to $75 million of the Revolving Facility under the Credit Agreement is available for the issuance of letters of credit. Additionally, up to $50 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Proceeds of the Revolving Facility are available for use by the Borrowers for working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $400 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement.

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the better of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months.

Voluntary prepayments of any loans and voluntary reductions of the unutilized portion of the commitments under the Credit Agreement are permissible without penalty, subject to break funding payments and minimum notice and minimum reduction amount requirements.

The Credit Agreement contains affirmative and negative covenants usual and customary for such senior unsecured credit agreements, including an interest coverage ratio test and a leverage ratio test, in each case tested quarterly and, in the case of the leverage ratio, with an option to increase the ratio for 12 months in connection with certain acquisitions. The negative covenants include restrictions on the Company on granting liens, entering into transactions resulting in fundamental changes (such as mergers or sales of all or substantially all of the assets of the Company), making certain subsidiary dividends or distributions, engaging in materially different lines of businesses and allowing subsidiaries to incur certain additional debt.

The Credit Agreement also contains customary events of default (subject to grace periods, as appropriate).

At June 30, 2019, there was no balance outstanding under the Revolving Facility and $9.1 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at June 30, 2019 of approximately $790.9 million.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.00 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA. In the case of the leverage ratio, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At June 30, 2019, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

11.    Derivative Instruments

The Company enters into cash flow hedges from time to time to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include foreign currency exchange contracts designed to minimize the earnings impact on certain intercompany loans as well as interest rate exchange agreements designed to reduce the impact of interest rate changes on future interest expense that effectively convert a portion of floating-rate debt to fixed-rate debt.

The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized in net income during the period of change. See Note 15 for the amount of loss reclassified into net income for interest rate contracts for the three and six months ended June 30, 2019 and 2018. As of June 30, 2019, the Company did not have any interest rate contracts outstanding.

In 2010 and 2011, the Company entered into two separate forward starting interest rate exchange agreements in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year terms of the respective debt instruments. Approximately $6.2 million of the pre-tax amount included in Accumulated other comprehensive income (loss)

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

in shareholders’ equity at June 30, 2019 will be recognized in net income over the next 12 months as the underlying hedged transactions are realized.

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

During the three and six months ended June 30, 2018, the Company recorded a loss of $0.3 million and a gain of $0.9 million, respectively, within Other (income) expense - net in the Condensed Consolidated Statements of Operations related to these foreign currency exchange contracts. During the three and six months ended June 30, 2018, the Company recorded a foreign currency transaction gain of $0.3 million and a foreign currency transaction loss of $0.9 million, respectively, within Other (income) expense - net in the Condensed Consolidated Statements of Operations related to these intercompany loans. For the six months ended June 30, 2018, the Company received $6.6 million in settlement of the foreign currency exchange contracts.
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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at June 30, 2019 and December 31, 2018:

	Basis of Fair Value Measurements
	Balance at June 30, 2019	Level 1	Level 2	Level 3
Available for sale securities	$9,429	$9,429	$—	$—
Contingent consideration	3,375	—	—	3,375

	Basis of Fair Value Measurements
	Balance at December 31, 2018	Level 1	Level 2	Level 3
Available for sale securities	$7,598	$7,598	$—	$—
Contingent consideration	3,375	—	—	3,375

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2019 or the year ended December 31, 2018.

The Company utilized a Monte Carlo Simulation to determine the fair value of the contingent consideration associated with the acquisition of FLI as of the acquisition date. The $3.4 million represents management’s best estimate of the liability, based on a range of outcomes of FLI’s two-year operating results, from August 1, 2018 to July 31, 2020, and is expected to be paid during the third quarter of 2020. As of June 30, 2019, the $3.4 million of contingent consideration is included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short term nature of these instruments. At June 30, 2019, the fair value of the outstanding indebtedness under our 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes, 4.2% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $875.8 million compared to the carrying value of $850.3 million. At December 31, 2018, the fair value of the outstanding indebtedness under our 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes, 4.2% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $851.5 million compared to the carrying value of $850.4 million. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

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

Supplemental balance sheet information related to leases as of June 30, 2019 was as follows:

	Balance Sheet Caption	June 30, 2019
Operating leases:
Building right-of-use assets - net	Other noncurrent assets	$59,226
Equipment right-of-use assets - net	Other noncurrent assets	6,636
Total right-of-use assets - net		$65,862
Operating leases:
Current lease liabilities	Accrued expenses	$12,973
Noncurrent lease liabilities	Other noncurrent liabilities	54,619
Total lease liabilities		$67,592

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

As part of the adoption of the new lease standard, the Company derecognized its liability for the construction of a new leased facility that was recorded in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets and recorded it as a right of use asset in Other noncurrent assets on the Condensed Consolidated Balance Sheets with a corresponding lease liability in Accrued expenses and Other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

The components of lease cost for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	$6,195	$11,570
Variable lease cost	625	1,218
Total lease expense	$6,820	$12,788

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases for the six months ended June 30, 2019 was as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,071
Right-of-use assets obtained in exchange for new operating lease liabilities	4,180

Other supplemental information related to leases as of June 30, 2019 was as follows:

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years):
Operating leases - building and equipment	8.32
Operating leases - vehicles	2.18
Weighted-average discount rate:
Operating leases - building and equipment	4.06%
Operating leases - vehicles	3.28%

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Total lease liabilities at June 30, 2019 have scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases (1)
2019 (excluding the six months ended June 30, 2019)	$7,620
2020	13,609
2021	11,609
2022	8,820
2023	6,857
Thereafter	30,837
Total lease payments	79,352
Less: Imputed interest	(11,760)
Present value of lease liabilities	$67,592

(1) Excludes $25.2 million of legally binding minimum lease payments for leases signed but not yet commenced.

Total lease liabilities at December 31, 2018 had scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2019	$17,509
2020	13,162
2021	10,516
2022	7,979
2023	6,535
Thereafter	29,658
Total lease payments	$85,359

14.    Restructuring

During the year ended December 31, 2018 and the three months ended June 30, 2019, the Company recorded accruals for restructuring costs incurred as part of restructuring initiatives that supported the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions, primarily consisting of employee reductions and facility rationalization. The restructuring costs included severance benefits and exit costs which were included in Restructuring expenses in the Condensed Consolidated Statements of Operations. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of asset disposals or impairments and lease exit and contract termination costs.
Pre-tax restructuring expenses by segment for the three and six months ended June 30, 2019 were as follows:

	Severance Costs	Exit Costs	Total
Fluid & Metering Technologies	$930	$—	$930
Health & Science Technologies	46	284	330
Fire & Safety/Diversified Products	819	—	819
Corporate/Other	47	—	47
Total restructuring costs	$1,842	$284	$2,126

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Restructuring accruals of $3.9 million and $6.2 million at June 30, 2019 and December 31, 2018, respectively, are recorded in Accrued expenses on the Condensed Consolidated Balance Sheets. Severance benefits are expected to be paid by the end of the year using cash from operations. The changes in the restructuring accrual for the six months ended June 30, 2019 are as follows:

Restructuring
Balance at January 1, 2019	$6,170
Restructuring expenses	2,126
Payments, utilization and other	(4,393)
Balance at June 30, 2019	$3,903

15.    Other Comprehensive Income (Loss)

The components of Other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$2,628	$—	$2,628	$(62,645)	$—	$(62,645)
Pension and other postretirement adjustments	1,691	(435)	1,256	1,753	(457)	1,296
Reclassification adjustments for derivatives	1,583	(359)	1,224	1,627	(368)	1,259
Total other comprehensive income (loss)	$5,902	$(794)	$5,108	$(59,265)	$(825)	$(60,090)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(653)	$—	$(653)	$(35,067)	$—	$(35,067)
Pension and other postretirement adjustments	3,391	(873)	2,518	3,671	(962)	2,709
Reclassification adjustments for derivatives	3,171	(720)	2,451	3,259	(739)	2,520
Total other comprehensive income (loss)	$5,909	$(1,593)	$4,316	$(28,137)	$(1,701)	$(29,838)

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) to net income during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	Income Statement Caption
Pension and other postretirement plans:
Amortization of service cost	$1,691	$1,753	$3,391	$3,671	Other (income) expense - net
Total before tax	1,691	1,753	3,391	3,671
Provision for income taxes	(435)	(457)	(873)	(962)
Total net of tax	$1,256	$1,296	$2,518	$2,709
Derivatives:
Reclassification adjustments	$1,583	$1,627	$3,171	$3,259	Interest expense
Total before tax	1,583	1,627	3,171	3,259
Provision for income taxes	(359)	(368)	(720)	(739)
Total net of tax	$1,224	$1,259	$2,451	$2,520

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

16.    Common and Preferred Stock

On December 1, 2015, the Company’s Board of Directors approved an increase of $300.0 million in the authorized level of repurchases of common stock. This followed the prior Board of Directors approved repurchase authorization of $400.0 million that was announced by the Company on November 6, 2014. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the six months ended June 30, 2019, the Company repurchased a total of 389 thousand shares at a cost of $54.7 million. During the six months ended June 30, 2018, the Company repurchased a total of 147 thousand shares at a cost of $20.5 million, of which $1.0 million was settled in July 2018. As of June 30, 2019, the amount of share repurchase authorization remaining was $322.3 million.

At June 30, 2019 and December 31, 2018, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at June 30, 2019 or December 31, 2018.

17.    Share-Based Compensation

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Board of Directors based on their recommendation from the Compensation Committee.

Stock Options

Stock options generally vest ratably over four years. Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average fair value of grants	$34.82	$37.22	$35.16	$38.09
Dividend yield	1.18%	1.24%	1.18%	1.07%
Volatility	23.31%	28.01%	24.78%	28.49%
Risk-free interest rate	2.37% - 2.62%	2.28% - 3.11%	2.53% - 3.04%	2.01% - 3.17%
Expected life (in years)	5.86	5.82	5.87	5.83

Total compensation cost for stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$90	$91	$282	$297
Selling, general and administrative expenses	1,986	1,881	4,526	4,405
Total expense before income taxes	2,076	1,972	4,808	4,702
Income tax benefit	(284)	(364)	(652)	(834)
Total expense after income taxes	$1,792	$1,608	$4,156	$3,868

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

A summary of the Company’s stock option activity as of June 30, 2019 and changes during the six months ended June 30, 2019 are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,714,003	$85.08	6.70	$74,191,783
Granted	334,430	144.89
Exercised	(298,167)	69.54
Forfeited	(61,098)	112.34
Outstanding at June 30, 2019	1,689,168	$98.68	7.06	$124,043,143
Vested and expected to vest as of June 30, 2019	1,587,297	$95.88	6.88	$121,043,268
Exercisable at June 30, 2019	860,924	$75.87	5.64	$82,885,109

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of June 30, 2019 and changes during the six months ended June 30, 2019 are presented as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	148,041	$101.50
Granted	40,890	146.25
Vested	(35,552)	74.88
Forfeited	(8,400)	125.11
Unvested at June 30, 2019	144,979	$119.70

Dividends are paid on restricted stock awards whose fair value is equal to the market price of the Company’s stock at the date of the grant.

Total compensation cost for restricted shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$64	$83	$202	$239
Selling, general and administrative expenses	1,037	964	2,325	2,253
Total expense before income taxes	1,101	1,047	2,527	2,492
Income tax benefit	(205)	(186)	(480)	(443)
Total expense after income taxes	$896	$861	$2,047	$2,049

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. A summary of the Company’s unvested cash-settled restricted stock activity as of June 30, 2019 and changes during the six months ended June 30, 2019 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2019	88,225	$126.26
Granted	25,585	145.18
Vested	(27,900)	144.12
Forfeited	(4,360)	155.18
Unvested at June 30, 2019	81,550	$172.14

Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$336	$102	$836	$515
Selling, general and administrative expenses	1,167	508	2,697	1,712
Total expense before income taxes	1,503	610	3,533	2,227
Income tax benefit	(159)	(51)	(346)	(210)
Total expense after income taxes	$1,344	$559	$3,187	$2,017

Performance Share Units

Weighted average performance share unit fair values and assumptions for the period specified are disclosed below. The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model.

	Six Months Ended June 30,
	2019	2018
Weighted average fair value of grants	$207.26	$216.59
Dividend yield	—%	—%
Volatility	19.11%	17.42%
Risk-free interest rate	2.49%	2.40%
Expected life (in years)	2.83	2.85

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

A summary of the Company’s performance share unit activity as of June 30, 2019 and changes during the six months ended June 30, 2019 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	111,155	$142.42
Granted	56,860	207.26
Vested	—	—
Forfeited	(9,850)	163.68
Unvested at June 30, 2019	158,165	$179.06

On December 31, 2018, 69,995 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2018, the Company achieved a 250% payout factor and issued 174,994 common shares in February 2019.

Total compensation cost for performance share units is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	2,173	1,971	3,545	3,831
Total expense before income taxes	2,173	1,971	3,545	3,831
Income tax benefit	(203)	(388)	(251)	(705)
Total expense after income taxes	$1,970	$1,583	$3,294	$3,126

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Condensed Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.

As of June 30, 2019, there was $17.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, $2.0 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.2 years, $5.4 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.1 years and $12.6 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.1 years.

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

	Pension Benefits
	Three Months Ended June 30,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$209	$460	$255	$527
Interest cost	764	361	653	351
Expected return on plan assets	(801)	(262)	(983)	(282)
Net amortization	486	280	685	322
Net periodic benefit cost	$658	$839	$610	$918

	Pension Benefits
	Six Months Ended June 30,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$417	$924	$509	$1,072
Interest cost	1,528	726	1,306	712
Expected return on plan assets	(1,602)	(526)	(1,966)	(572)
Net amortization	973	564	1,370	652
Net periodic benefit cost	$1,316	$1,688	$1,219	$1,864

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$140	$167	$280	$335
Interest cost	212	203	424	406
Net amortization	(158)	(184)	(317)	(368)
Net periodic benefit cost	$194	$186	$387	$373

The Company previously disclosed in its financial statements for the year ended December 31, 2018, that it expected to contribute approximately $0.6 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans in 2019. During the first six months of 2019, the Company contributed a total of $0.1 million to fund these plans.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

20.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $31.4 million for the three months ended June 30, 2019 from $29.6 million during the same period in 2018. The effective tax rate of 21.7% for the three months ended June 30, 2019 was flat compared to the same period in 2018.

The provision for income taxes decreased to $58.2 million for the six months ended June 30, 2019 from $60.8 million during the same period in 2018. The effective tax rate decreased to 20.7% for the six months ended June 30, 2019 compared to 22.8% during the same period in 2018 due to an increase in foreign tax credits as a result of U.S. Treasury proposed regulations issued related to Global Intangible Low-Taxed Income (“GILTI”), discrete income tax expense in first quarter 2018 related to IRS Revenue Procedure 2018-17 and IRS Notice 2018-26 as well as the mix of global pre-tax income among jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.8 million.

21.    Subsequent Events

On July 18, 2019, the Company acquired Velcora Holding AB (“Velcora”) and its Roplan and Steridose businesses for cash consideration of $87.3 million and $49.9 million of assumed debt. Roplan is a global manufacturer of custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment. Steridose develops engineered hygienic mixers and valves for the global biopharmaceutical industry. Both companies are headquartered in Sweden, with operations in China, the United Kingdom and the United States. Roplan and Steridose have annual revenues of approximately $40.0 million and will operate in the Health & Science Technologies segment.

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

This report references organic sales, a non-GAAP measure, that refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States of America (“U.S. GAAP”) but excludes (1) the impact of foreign currency translation and (2) sales from acquired or divested businesses during the first twelve months of ownership or divestiture. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long term performance difficult due to the varying nature, size and number of transactions from period to period and between the Company and its peers.

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

Some of our key financial results for the three months ended June 30, 2019 when compared to the same period in the prior year are as follows:

•	Sales of $642.1 million increased 1%; organic sales (which excludes acquisitions and foreign currency translation) were up 3%.

•	Operating income of $155.3 million increased 5%. Adjusted operating income of $157.4 million, adjusted for $2.1 million of restructuring expenses in the second quarter of 2019, increased 5%.

•	Net income of $113.2 million increased 6%. Adjusted net income of $114.8 million, adjusted for $1.6 million of restructuring expenses, net of tax benefit, in the second quarter of 2019, increased 6%.

•	EBITDA of $174.8 million was 27% of sales and covered interest expense by almost 16 times. Adjusted EBITDA of $177.0 million was 28% of sales and covered interest expense by over 16 times.

•	Diluted EPS of $1.48 increased 10 cents, or 7%. Adjusted EPS of $1.50 increased 10 cents, or 7%.

Some of our key financial results for the six months ended June 30, 2019 when compared to the same period in the prior year are as follows:

•	Sales of $1,264.3 million increased 1%; organic sales (which excludes acquisitions and foreign currency translation) were up 3%.

•	Operating income of $303.1 million increased 7%. Adjusted operating income of $305.2 million, adjusted for $2.1 million of restructuring expenses during 2019, increased 6%.

•	Net income of $223.5 million increased 8%. Adjusted net income of $225.0 million, adjusted for $1.6 million of restructuring expenses, net of tax benefit, during 2019, increased 8%.

•	EBITDA of $341.4 million was 27% of sales and covered interest expense by almost 16 times. Adjusted EBITDA of $343.5 million was 27% of sales and covered interest expense by almost 16 times.

•	Diluted EPS of $2.92 increased 27 cents, or 10%. Adjusted EPS of $2.94 increased 25 cents, or 9%.

Given the Company’s current outlook, we are projecting third quarter 2019 EPS in the range of $1.45 to $1.47 with full year 2019 EPS of $5.78 to $5.85. We are also projecting third quarter organic revenue growth of approximately 3% with full year organic revenue growth of 3% to 4%.

Results of Operations

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2019 and 2018. Segment operating income and EBITDA exclude unallocated corporate operating expenses of $19.2 million and $21.8 million for the three months ended June 30, 2019 and 2018, respectively, and $37.8 million and $42.7 million for the six months ended June 30, 2019 and 2018, respectively.

Consolidated Results for the Three Months Ended June 30, 2019 Compared with the Same Period in 2018

(In thousands)	Three Months Ended June 30,
	2019	2018
Net sales	$642,099	$634,360
Operating income	155,283	147,831
Operating margin	24.2%	23.3%

For the three months ended June 30, 2019, Fluid & Metering Technologies contributed 38% of sales, 42% of operating income and 41% of EBITDA; Health & Science Technologies contributed 36% of sales, 33% of operating income and 34% of EBITDA; and Fire & Safety/Diversified Products contributed 26% of sales, 25% of operating income and 25% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.

Sales in the second quarter of 2019 were $642.1 million, which was a 1% increase compared to the same period in 2018. This increase reflects a 3% increase in organic sales, partially offset by a 2% unfavorable impact from foreign currency translation. Sales to customers outside the U.S. represented approximately 49% of total sales in the second quarter of 2019 compared to 51% during the same period in 2018.

Gross profit of $292.3 million in the second quarter of 2019 increased $5.0 million, or 2%, compared to the same period in 2018, while gross margin of 45.5% in the second quarter of 2019 increased 20 basis points from 45.3% during the same period in 2018. Both gross profit and margin increased compared to the prior year period primarily due to price, volume leverage and productivity initiatives, partially offset by higher engineering investments.

Selling, general and administrative expenses decreased to $134.9 million in the second quarter of 2019 from $137.5 million during the same period in 2018. The decrease is primarily due to lower amortization and variable compensation costs in 2019 as well as the stamp duty charge in the second quarter of 2018. Corporate costs decreased to $19.2 million in the second quarter of 2019 compared to $21.6 million during the same period in 2018, mainly due to the stamp duty charge in 2018. As a percentage of sales, selling, general and administrative expenses were 21.0% for the second quarter of 2019, down 70 basis points compared to 21.7% during the same period in 2018.

The Company incurred $2.1 million of restructuring expenses in the second quarter of 2019 compared with $2.0 million during the same period in 2018. The restructuring expenses were part of initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions primarily consisting of employee reductions and facility rationalization.

Operating income of $155.3 million and operating margin of 24.2% in the second quarter of 2019 were up from the $147.8 million and 23.3%, respectively, recorded during the same period in 2018. The increase in operating margin is primarily due to gross margin expansion along with reduced selling, general and administrative expenses in 2019.

Other (income) expense - net increased to $0.4 million of income in the second quarter of 2019 compared to $0.1 million of income during the same period in 2018, primarily due to gains on pension-related investments and higher interest income in 2019.

Interest expense of $11.0 million in the second quarter of 2019 was essentially flat compared to the same period in 2018.

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $31.4 million in the second quarter of 2019 compared to $29.6 million during the same period in 2018. The effective tax rate was 21.7% for the second quarter of 2019 which was flat compared to the same period in 2018.

Net income in the second quarter of 2019 of $113.2 million increased from $107.1 million during the same period in 2018. Diluted earnings per share in the second quarter of 2019 of $1.48 increased $0.10, or 7%, compared to the same period in 2018.

Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended June 30,
	2019	2018
Net sales	$246,189	$242,800
Operating income	74,146	71,228
Operating margin	30.1%	29.3%

Sales of $246.2 million increased $3.4 million, or 1%, in the second quarter of 2019 compared to the same period in 2018. This reflects a 3% increase in organic sales, partially offset by a 2% unfavorable impact from foreign currency translation. In the second quarter of 2019, sales were flat domestically and increased 3% internationally compared to the same period in 2018. Sales to customers outside the U.S. were approximately 43% of total segment sales in both the second quarters of 2019 and 2018.

Sales within our Pumps platform increased in the second quarter of 2019 compared to the same period in 2018 due to strength in LACT (lease automatic custody transfer) projects and strong OEM activity. Sales within our Valves platform increased in the second quarter of 2019 compared to the same period in 2018 as a result of strong demand within chemical end markets domestically and in Asia. Sales within our Water platform were flat compared to the same period in 2018 driven by strong Europe and Asia distribution offset by headwinds in U.S. sales. Sales within our Energy platform were essentially flat compared to the same period in 2018. Sales within our Agriculture platform decreased in the second quarter of 2019 compared to the same period in 2018 due to decreased demand across both the agriculture and industrial OEM markets.

Operating income of $74.1 million and operating margin of 30.1% in the second quarter of 2019 were higher than the $71.2 million and 29.3%, respectively, recorded during the same period in 2018, primarily due to higher volume, price and productivity initiatives, partially offset by higher engineering investments.

Health & Science Technologies Segment

(In thousands)	Three Months Ended June 30,
	2019	2018
Net sales	$232,253	$227,403
Operating income	56,763	52,569
Operating margin	24.4%	23.1%

Sales of $232.3 million increased $4.9 million, or 2%, in the second quarter of 2019 compared to the same period in 2018. This reflects a 3% increase in organic sales and a 1% increase from acquisitions (FLI - July 2018), partially offset by a 2% unfavorable impact from foreign currency translation. In the second quarter of 2019, sales increased 9% domestically and decreased 3% internationally compared to the same period in 2018. Sales to customers outside the U.S. were approximately 54% of total segment sales in the second quarter of 2019 compared to 57% during the same period in 2018.

Sales within our Scientific Fluidics & Optics platform increased in the second quarter of 2019 compared to the same period in 2018 due to new products, market share wins, strong demand in our primary end markets, including analytical instrumentation, IVD and biotechnology as well as the FLI acquisition. Sales within our Gast platform increased in the second quarter of 2019 compared to the same period in 2018 primarily due to strength in new product sales. Sales within our Sealing Solutions platform decreased in the second quarter of 2019 compared to the same period in 2018 primarily as a result of weakness in the semiconductor and automotive end markets. Sales within our Micropump platform decreased in the second quarter of 2019 compared to the same period in 2018 due to weakness in the core printing and hemodialysis end markets. Sales within our Material Processing Technologies platform decreased slightly in the second quarter of 2019 compared to the same period in 2018 primarily due to timing of projects and unfavorable foreign currency translation.

Operating income of $56.8 million and operating margin of 24.4% in the second quarter of 2019 were higher than the $52.6 million and 23.1%, respectively, recorded during the same period in 2018, primarily due to higher volume and lower amortization, partially offset by higher engineering investments.

Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended June 30,
	2019	2018
Net sales	$164,043	$164,300
Operating income	43,614	45,882
Operating margin	26.6%	27.9%

Sales of $164.0 million were relatively flat in the second quarter of 2019 compared to the same period in 2018. This reflects a 3% increase in organic sales offset by a 3% unfavorable impact from foreign currency translation. In the second quarter of 2019, sales increased 4% domestically and decreased 4% internationally compared to the same period in 2018. Sales to customers outside the U.S. were approximately 52% of total segment sales in the second quarter of 2019 compared to 54% during the same period in 2018.

Sales within our Dispensing platform decreased in the second quarter of 2019 compared to the same period in 2018 primarily due to large projects in the U.S. from 2018 not repeating in 2019, weakness in Asian markets and unfavorable foreign currency translation. Sales within our Band-It platform increased in the second quarter of 2019 compared to the same period in 2018 due to strength in the aerospace market. Sales within our Fire & Safety platform increased in the second quarter of 2019 compared to the same period in 2018 due to strong demand for core pump/modules with OEMs.

Operating income $43.6 million and operating margin of 26.6% in the second quarter of 2019 were lower than the $45.9 million and 27.9%, respectively, recorded during the same period in 2018, mainly due to product mix and higher engineering investments.

Consolidated Results for the Six Months Ended June 30, 2019 Compared with the Same Period in 2018

(In thousands)	Six Months Ended June 30,
	2019	2018
Net sales	$1,264,330	$1,246,684
Operating income	303,065	284,514
Operating margin	24.0%	22.8%

For the six months ended June 30, 2019, Fluid & Metering Technologies contributed 39% of sales, 43% of operating income and 42% of EBITDA; Health & Science Technologies contributed 36% of sales, 32% of operating income and 34% of EBITDA; and Fire & Safety/Diversified Products contributed 25% of sales, 25% of operating income and 24% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.

Sales in the first six months of 2019 were $1,264.3 million, which was a 1% increase compared to the same period in 2018. This reflects a 3% increase in organic sales, partially offset by a 2% unfavorable impact from foreign currency translation. Sales to customers outside the U.S. represented approximately 50% of total sales in the first six months of 2019 compared to 51% during the same period in 2018.

Gross profit of $576.2 million in the first six months of 2019 increased $12.2 million, or 2%, compared to the same period in 2018, while gross margin of 45.6% in the first six months of 2019 increased 40 basis points from 45.2% during the same period in 2018. Both gross profit and margin increased compared to the prior year period primarily due to price, volume leverage and productivity initiatives, partially offset by higher engineering costs.

Selling, general and administrative expenses decreased to $271.0 million in the first six months of 2019 from $275.9 million during the same period in 2018, primarily due to lower amortization and variable compensation costs in 2019 as well as the stamp duty charge in 2018. Corporate costs decreased to $37.8 million in the first six months of 2019 compared to $42.1 million during the same period in 2018 primarily due to lower amortization and variable compensation costs in 2019 as well as the stamp duty charge in 2018. As a percentage of sales, selling, general and administrative expenses were 21.4% for the first six months of 2019, down 70 basis points compared to 22.1% during the same period in 2018.

The Company incurred $2.1 million of restructuring expenses in the first six months of 2019 compared with $3.6 million during the same period in 2018. The restructuring expenses were part of initiatives that support the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions primarily consisting of employee reductions and facility rationalization.

Operating income of $303.1 million and operating margin of 24.0% in the first six months of 2019 were up from the $284.5 million and 22.8%, respectively, recorded during the same period in 2018. The increases in operating income and operating margin are primarily due to gross margin expansion and lower selling, general and administrative expenses.

Other (income) expense - net was $0.5 million of income in the first six months of 2019 compared to $4.5 million of income during the same period in 2018, primarily due to foreign currency transaction gains in 2018 that did not repeat in 2019.

Interest expense of $21.9 million in the first six months of 2019 was essentially flat compared to the same period in 2018.

The provision for income taxes decreased to $58.2 million in the first six months of 2019 compared to $60.8 million during the same period in 2018. The effective tax rate decreased to 20.7% in the first six months of 2019 compared to 22.8% during the same period in 2018 due to an increase in foreign tax credits as a result of U.S. Treasury proposed regulations issued related to Global Intangible Low-Taxed Income (“GILTI”), discrete income tax expense in the first quarter of 2018 related to IRS Revenue Procedure 2018-17 and IRS Notice 2018-26 and the mix of global pre-tax income among jurisdictions.

Net income of $223.5 million in the first six months of 2019 increased from $206.1 million during the same period in 2018. Diluted earnings per share of $2.92 in the first six months of 2019 increased $0.27, or 10%, compared to the same period in 2018.

Fluid & Metering Technologies Segment

(In thousands)	Six Months Ended June 30,
	2019	2018
Net sales	$488,711	$475,133
Operating income	146,012	137,394
Operating margin	29.9%	28.9%

Sales of $488.7 million increased $13.6 million, or 3%, in the first six months of 2019 compared to the same period in 2018. This reflects a 5% increase in organic sales, partially offset by a 2% unfavorable impact from foreign currency translation. In the first six months of 2019, sales increased 2% domestically and 4% internationally compared to the same period in 2018. Sales to customers outside the U.S. were approximately 43% of total segment sales in both the first six months of 2019 and 2018.

Sales within our Pumps platform increased in the first six months of 2019 compared to the same period in 2018 due to strength in OEM activity and LACT projects. Sales within our Valves platform increased in the first six months of 2019 compared to the same period in 2018 primarily due to strong demand within the chemical end market. Sales within our Water platform increased in the first six months of 2019 compared to the same period in 2018 due to increased project demand domestically and in Asia. Sales within our Energy platform increased in the first six months of 2019 compared to the same period in 2018 primarily as a result of new product launches along with a favorable North American aviation market. Sales within our Agriculture platform decreased in the first six months of 2019 compared to the same period in 2018 due to decreased demand across both OEM and distribution channels in North America and Europe.

Operating income of $146.0 million and operating margin of 29.9% in the first six months of 2019 were higher than the $137.4 million and 28.9%, respectively, recorded in the first six months of 2018, primarily due to higher volume and productivity initiatives.

Health & Science Technologies Segment

(In thousands)	Six Months Ended June 30,
	2019	2018
Net sales	$457,543	$448,478
Operating income	110,917	104,375
Operating margin	24.2%	23.3%

Sales of $457.5 million increased $9.1 million, or 2%, in the first six months of 2019 compared to the same period in 2018. This reflects a 3% increase in organic sales and a 1% increase from an acquisition (FLI - July 2018), partially offset by a 2% unfavorable impact from foreign currency translation. In the first six months of 2019, sales increased 7% domestically and decreased 2% internationally compared to the same period in 2018. Sales to customers outside the U.S. were approximately 55% of total segment sales in the first six months of 2019 compared to 57% during the same period in 2018.

Sales within our Scientific Fluidics & Optics platform increased in the first six months of 2019 compared to the same period in 2018 due to new product introductions, increased demand for IVD, biotechnology, DNA sequencing and defense and the FLI acquisition. Sales within our Gast platform increased in the first six months of 2019 compared to the same period in 2018 primarily due to new product introductions in the food and beverage market. Sales within our Material Processing Technologies platform decreased in the first six months of 2019 compared to the same period in 2018 primarily due to timing of large projects in 2019 as compared to 2018. Sales within our Sealing Solutions platform decreased in the first six months of 2019 compared to the same period in 2018 due to market softness in the semiconductor and automotive end markets. Sales within our Micropump platform decreased in the first six months of 2019 compared to the same period in 2018 due to industrial distribution softness.

Operating income of $110.9 million and operating margin of 24.2% in the first six months of 2019 were higher than the $104.4 million and 23.3%, respectively, recorded during the same period in 2018, primarily due to lower amortization, partially offset by higher engineering investments.

Fire & Safety/Diversified Products Segment

(In thousands)	Six Months Ended June 30,
	2019	2018
Net sales	$320,202	$323,473
Operating income	83,942	85,436
Operating margin	26.2%	26.4%

Sales of $320.2 million decreased $3.3 million, or 1%, in the first six months of 2019 compared to the same period in 2018. This reflects a 2% increase in organic sales offset by a 3% unfavorable impact from foreign currency translation. In the first six months of 2019, sales increased 4% domestically and decreased 5% internationally compared to the same period in 2018. Sales to customers outside the U.S. were approximately 52% of total segment sales in the first six months of 2019 compared with 54% during the same period in 2018.

Sales within our Dispensing platform decreased in the first six months of 2019 compared to the same period in 2018 due to large projects in the U.S. from 2018 not repeating in 2019. Sales within our BAND-IT platform increased in the first six months of 2019 compared to the same period in 2018 due to strength in the aerospace market. Sales within our Fire & Safety platform increased in the first six months of 2019 compared to the same period in 2018 primarily due to elevated OEM backlog and strong demand for rescue tools across all geographies.

Operating income of $83.9 million and operating margin of 26.2% in the first six months of 2019 were lower than the $85.4 million and 26.4%, respectively, recorded during the same period in 2018, primarily due to higher engineering investments.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities for the first six months of 2019 increased $27.4 million, or 14%, to $219.8 million compared to the first six months of 2018 due to higher earnings and favorable operating working capital. At June 30, 2019, working capital was $855.1 million and the Company’s current ratio was 3.4 to 1. At June 30, 2019, the Company’s cash and cash equivalents totaled $543.2 million, of which $341.2 million was held outside of the United States.

Investing Activities

Cash flows used in investing activities for the first six months of 2019 decreased $1.4 million to $24.5 million compared to the same period in 2018 primarily due to proceeds from the disposal of fixed assets.

Cash flows from operations were more than adequate to fund capital expenditures of $25.7 million and $21.0 million in the first six months of 2019 and 2018, respectively. Capital expenditures were generally for machinery and equipment that supported growth, improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.

Financing Activities

Cash flows used in financing activities for the first six months of 2019 were $118.6 million compared to $72.0 million during the same period in 2018, primarily as a result of higher share repurchases and dividends paid in 2019.

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

On May 31, 2019, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement consists of a revolving credit facility (the “Revolving Facility”), which is an $800.0 million unsecured, multi-currency bank credit facility expiring on May 30, 2024. The Credit Agreement replaces the Company’s existing five-year, $700 million credit agreement, dated as of June 23, 2015, which was due to expire in June 2020. At June 30, 2019, there was no balance outstanding under the Revolving Facility and $9.1 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $790.9 million.

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin is based on the better of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR rate loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $400 million.

The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.00 to 1 and a maximum leverage ratio of 3.50 to 1. In the case of the leverage ratio, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At June 30, 2019, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 15.98 to 1 and the leverage ratio was 1.25 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

On December 1, 2015, the Company’s Board of Directors approved an increase of $300.0 million in the authorized level for repurchases of common stock. This followed the prior Board of Directors approved repurchase authorization of $400.0 million that was announced by the Company on November 6, 2014. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the six months ended June 30, 2019, the Company repurchased a total of 389 thousand shares at a cost of $54.7 million. During the six months ended June 30, 2018, the Company repurchased a total of 147 thousand shares at a cost of $20.5 million, of which $1.0 million settled in July 2018. As of June 30, 2019, the amount of share repurchase authorization remaining is $322.3 million.

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

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	Three Months Ended June 30, 2019
	FMT	HST	FSDP	IDEX
Change in net sales	1%	2%	—%	1%
- Impact from acquisitions/divestitures	—%	1%	—%	—%
- Impact from foreign currency	(2)%	(2)%	(3)%	(2)%
Change in organic net sales	3%	3%	3%	3%

	Six Months Ended June 30, 2019
	FMT	HST	FSDP	IDEX
Change in net sales	3%	2%	(1)%	1%
- Impact from acquisitions/divestitures	—%	1%	—%	—%
- Impact from foreign currency	(2)%	(2)%	(3)%	(2)%
Change in organic net sales	5%	3%	2%	3%

2. Reconciliations of Reported-to-Adjusted Operating Income and Margin

(dollars in thousands)	Three Months Ended June 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$74,146	$56,763	$43,614	$(19,240)	$155,283
+ Restructuring expenses	930	330	819	47	2,126
Adjusted operating income (loss)	$75,076	$57,093	$44,433	$(19,193)	$157,409

Net sales (eliminations)	$246,189	$232,253	$164,043	$(386)	$642,099

Operating margin	30.1%	24.4%	26.6%	n/m	24.2%
Adjusted operating margin	30.5%	24.6%	27.1%	n/m	24.5%

	Three Months Ended June 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$71,228	$52,569	$45,882	$(21,848)	$147,831
+ Restructuring expenses	343	1,123	267	255	1,988
Adjusted operating income (loss)	$71,571	$53,692	$46,149	$(21,593)	$149,819

Net sales (eliminations)	$242,800	$227,403	$164,300	$(143)	$634,360

Operating margin	29.3%	23.1%	27.9%	n/m	23.3%
Adjusted operating margin	29.5%	23.6%	28.1%	n/m	23.6%

	Six Months Ended June 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$146,012	$110,917	$83,942	$(37,806)	$303,065
+ Restructuring expenses	930	330	819	47	2,126
Adjusted operating income (loss)	$146,942	$111,247	$84,761	$(37,759)	$305,191

Net sales (eliminations)	$488,711	$457,543	$320,202	$(2,126)	$1,264,330

Operating margin	29.9%	24.2%	26.2%	n/m	24.0%
Adjusted operating margin	30.1%	24.3%	26.5%	n/m	24.1%

	Six Months Ended June 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$137,394	$104,375	$85,436	$(42,691)	$284,514
+ Restructuring expenses	486	2,182	367	595	3,630
Adjusted operating income (loss)	$137,880	$106,557	$85,803	$(42,096)	$288,144

Net sales (eliminations)	$475,133	$448,478	$323,473	$(400)	$1,246,684

Operating margin	28.9%	23.3%	26.4%	n/m	22.8%
Adjusted operating margin	29.0%	23.8%	26.5%	n/m	23.1%

3. Reconciliations of Reported-to-Adjusted Net Income and EPS

(in thousands, except EPS)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reported net income	$113,209	$107,126	$223,477	$206,084
+ Restructuring expenses	2,126	1,988	2,126	3,630
+ Tax impact on restructuring expenses	(560)	(494)	(560)	(873)
Adjusted net income	$114,775	$108,620	$225,043	$208,841

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reported EPS	$1.48	$1.38	$2.92	$2.65
+ Restructuring expenses	0.03	0.03	0.03	0.05
+ Tax impact on restructuring expenses	(0.01)	(0.01)	(0.01)	(0.01)
Adjusted EPS	$1.50	$1.40	$2.94	$2.69

Diluted weighted average shares	76,387	77,704	76,334	77,722

4. Reconciliations of EBITDA to Net Income

(dollars in thousands)	Three Months Ended June 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$74,146	$56,763	$43,614	$(19,240)	$155,283
- Other (income) expense - net	239	80	(140)	(557)	(378)
+ Depreciation and amortization	5,640	9,635	3,717	172	19,164
EBITDA	79,547	66,318	47,471	(18,511)	174,825
- Interest expense					11,011
- Provision for income taxes					31,441
- Depreciation and amortization					19,164
Net income					$113,209

Net sales (eliminations)	$246,189	$232,253	$164,043	$(386)	$642,099
Operating margin	30.1%	24.4%	26.6%	n/m	24.2%
EBITDA margin	32.3%	28.6%	28.9%	n/m	27.2%

	Three Months Ended June 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$71,228	$52,569	$45,882	$(21,848)	$147,831
- Other (income) expense - net	511	(463)	(45)	(53)	(50)
+ Depreciation and amortization	5,707	10,090	3,597	176	19,570
EBITDA	76,424	63,122	49,524	(21,619)	167,451
- Interest expense					11,140
- Provision for income taxes					29,615
- Depreciation and amortization					19,570
Net income					$107,126

Net sales (eliminations)	$242,800	$227,403	$164,300	$(143)	$634,360
Operating margin	29.3%	23.1%	27.9%	n/m	23.3%
EBITDA margin	31.5%	27.8%	30.1%	n/m	26.4%

	Six Months Ended June 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$146,012	$110,917	$83,942	$(37,806)	$303,065
- Other (income) expense - net	317	364	365	(1,564)	(518)
+ Depreciation and amortization	11,146	19,142	7,179	356	37,823
EBITDA	156,841	129,695	90,756	(35,886)	341,406
- Interest expense					21,932
- Provision for income taxes					58,174
- Depreciation and amortization					37,823
Net income					$223,477

Net sales (eliminations)	$488,711	$457,543	$320,202	$(2,126)	$1,264,330
Operating margin	29.9%	24.2%	26.2%	n/m	24.0%
EBITDA margin	32.1%	28.3%	28.3%	n/m	27.0%

	Six Months Ended June 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$137,394	$104,375	$85,436	$(42,691)	$284,514
- Other (income) expense - net	645	(1,060)	(3,666)	(418)	(4,499)
+ Depreciation and amortization	11,401	21,479	7,371	373	40,624
EBITDA	148,150	126,914	96,473	(41,900)	329,637
- Interest expense					22,140
- Provision for income taxes					60,789
- Depreciation and amortization					40,624
Net income					$206,084

Net sales (eliminations)	$475,133	$448,478	$323,473	$(400)	$1,246,684
Operating margin	28.9%	23.3%	26.4%	n/m	22.8%
EBITDA margin	31.2%	28.3%	29.8%	n/m	26.4%

5. Reconciliations of EBITDA to Adjusted EBITDA

(dollars in thousands)	Three Months Ended June 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$79,547	$66,318	$47,471	$(18,511)	$174,825
+ Restructuring expenses	930	330	819	47	2,126
Adjusted EBITDA	$80,477	$66,648	$48,290	$(18,464)	$176,951

Adjusted EBITDA margin	32.7%	28.7%	29.4%	n/m	27.6%

	Three Months Ended June 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$76,424	$63,122	$49,524	$(21,619)	$167,451
+ Restructuring expenses	343	1,123	267	255	1,988
Adjusted EBITDA	$76,767	$64,245	$49,791	$(21,364)	$169,439

Adjusted EBITDA margin	31.6%	28.3%	30.3%	n/m	26.7%

	Six Months Ended June 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$156,841	$129,695	$90,756	$(35,886)	$341,406
+ Restructuring expenses	930	330	819	47	2,126
Adjusted EBITDA	$157,771	$130,025	$91,575	$(35,839)	$343,532

Adjusted EBITDA margin	32.3%	28.4%	28.6%	n/m	27.2%

	Six Months Ended June 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$148,150	$126,914	$96,473	$(41,900)	$329,637
+ Restructuring expenses	486	2,182	367	595	3,630
Adjusted EBITDA	$148,636	$129,096	$96,840	$(41,305)	$333,267

Adjusted EBITDA margin	31.3%	28.8%	29.9%	n/m	26.7%

6. Reconciliations of Cash Flows from Operating Activities to Free Cash Flow

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash flows from operating activities	$131,175	$120,697	$219,838	$192,426
- Capital expenditures	12,867	10,959	25,742	20,968
Free cash flow	$118,308	$109,738	$194,096	$171,458

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of June 30, 2019, the Company did not have any derivative instruments outstanding.

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

Interest Rate Fluctuation

The Company does not have significant interest rate exposure due to substantially all of the $849.0 million of debt outstanding as of June 30, 2019 being fixed rate debt.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2019, that the Company’s disclosure controls and procedures were effective.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2019 to April 30, 2019	19,143	$154.73	19,143	$322,342,564
May 1, 2019 to May 31, 2019	—	—	—	322,342,564
June 1, 2019 to June 30, 2019	—	—	—	322,342,564
Total	19,143	$154.73	19,143	$322,342,564

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

10.1
Credit Agreement, dated as of May 31, 2019, by and among IDEX Corporation and certain of its subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit; JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and issuers of letters of credit; HSBC Bank USA, National Association, Mizuho Bank, Ltd., PNC Bank, National Association, and U.S. Bank, National Association, as co-documentation agents, and the other lenders and financial institutions party thereto (incorporated by reference to Exhibit No. 10.1 to the Current Report of IDEX on Form 8-K filed June 4, 2019, Commission File No. 1-10235)

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: July 26, 2019