Form 10-Q
period 2019-09-30
IDEX CORP /DE/
filed 2019-10-30
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-10235
IDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1925 West Field Court,	Suite 200,	Lake Forest,	Illinois	60045
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number: (847) 498-7070

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of October 23, 2019: 76,059,867.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$515,985	$466,407
Receivables, less allowance for doubtful accounts of $6,311 at September 30, 2019 and $6,709 at December 31, 2018	317,305	312,192
Inventories	303,494	279,995
Other current assets	53,840	33,938
Total current assets	1,190,624	1,092,532
Property, plant and equipment - net	273,330	281,220
Goodwill	1,774,390	1,697,955
Intangible assets - net	390,908	383,327
Other noncurrent assets	84,643	18,823
Total assets	$3,713,895	$3,473,857
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$147,079	$143,196
Accrued expenses	185,156	187,536
Short-term borrowings	417	483
Dividends payable	38,018	33,446
Total current liabilities	370,670	364,661
Long-term borrowings	848,728	848,335
Deferred income taxes	162,017	128,007
Other noncurrent liabilities	169,427	138,214
Total liabilities	1,550,842	1,479,217
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 89,935,175 shares at September 30, 2019 and 90,112,028 shares at December 31, 2018	899	901
Additional paid-in capital	754,702	738,339
Retained earnings	2,556,423	2,342,079
Treasury stock at cost: 13,898,506 shares at September 30, 2019 and 14,159,251 shares at December 31, 2018	(989,110)	(957,454)
Accumulated other comprehensive income (loss)	(159,861)	(129,225)
Total shareholders’ equity	2,163,053	1,994,640
Total liabilities and shareholders’ equity	$3,713,895	$3,473,857
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$624,246	$622,888	$1,888,576	$1,869,572
Cost of sales	342,268	342,655	1,030,427	1,025,320
Gross profit	281,978	280,233	858,149	844,252
Selling, general and administrative expenses	128,257	130,479	399,237	406,354
Restructuring expenses	11,956	4,621	14,082	8,251
Operating income	141,765	145,133	444,830	429,647
Other (income) expense - net	1,219	934	701	(3,565)
Interest expense	11,330	10,958	33,262	33,098
Income before income taxes	129,216	133,241	410,867	400,114
Provision for income taxes	24,022	26,889	82,196	87,678
Net income	$105,194	$106,352	$328,671	$312,436

Basic earnings per common share	$1.39	$1.39	$4.34	$4.07
Diluted earnings per common share	$1.37	$1.37	$4.30	$4.02

Share data:
Basic weighted average common shares outstanding	75,698	76,562	75,532	76,507
Diluted weighted average common shares outstanding	76,577	77,709	76,415	77,717
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$105,194	$106,352	$328,671	$312,436
Other comprehensive income (loss):
Reclassification adjustments for derivatives, net of tax	1,210	1,244	3,661	3,764
Pension and other postretirement adjustments, net of tax	1,663	1,270	4,181	3,979
Cumulative translation adjustment	(37,825)	9,164	(38,478)	(25,903)
Other comprehensive income (loss)	(34,952)	11,678	(30,636)	(18,160)
Comprehensive income	$70,242	$118,030	$298,035	$294,276
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2018	$739,240	$2,342,079	$(94,420)	$(22,740)	$(12,065)	$(957,454)	$1,994,640
Net income	—	110,268	—	—	—	—	110,268
Adjustment for adoption of ASU 2016-02	—	28	—	—	—	—	28
Cumulative translation adjustment	—	—	(3,281)	—	—	—	(3,281)
Net change in retirement obligations (net of tax of $438)	—	—	—	1,262	—	—	1,262
Net change on derivatives designated as cash flow hedges (net of tax of $361)	—	—	—	—	1,227	—	1,227
Issuance of 264,090 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $3,415)	—	—	—	—	—	8,870	8,870
Repurchase of 369,810 shares of common stock	—	—	—	—	—	(51,706)	(51,706)
Shares surrendered for tax withholding	—	—	—	—	—	(11,479)	(11,479)
Share-based compensation	5,403	—	—	—	—	—	5,403
Balance, March 31, 2019	$744,643	$2,452,375	$(97,701)	$(21,478)	$(10,838)	$(1,011,769)	$2,055,232
Net income	—	113,209	—	—	—	—	113,209
Cumulative translation adjustment	—	—	2,628	—	—	—	2,628
Net change in retirement obligations (net of tax of $435)	—	—	—	1,256	—	—	1,256
Net change on derivatives designated as cash flow hedges (net of tax of $359)	—	—	—	—	1,224	—	1,224
Issuance of 169,785 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $679)	—	—	—	—	—	11,891	11,891
Repurchase of 19,143 shares of common stock	—	—	—	—	—	(2,962)	(2,962)
Shares surrendered for tax withholding	—	—	—	—	—	(30)	(30)
Share-based compensation	5,266	—	—	—	—	—	5,266
Cash dividends declared - $1.00 per common share outstanding	—	(75,673)	—	—	—	—	(75,673)
Balance, June 30, 2019	$749,909	$2,489,911	$(95,073)	$(20,222)	$(9,614)	$(1,002,870)	$2,112,041
Net income	—	105,194	—	—	—	—	105,194
Cumulative translation adjustment	—	—	(37,825)	—	—	—	(37,825)
Net change in retirement obligations (net of tax of $525)	—	—	—	1,663	—	—	1,663
Net change on derivatives designated as cash flow hedges (net of tax of $356)	—	—	—	—	1,210	—	1,210
Issuance of 215,823 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $1,171)	—	—	—	—	—	14,834	14,834
Shares surrendered for tax withholding	—	—	—	—	—	(1,074)	(1,074)
Share-based compensation	5,692	—	—	—	—	—	5,692
Cash dividends declared - $0.50 per common share outstanding	—	(38,682)	—	—	—	—	(38,682)
Balance, September 30, 2019	$755,601	$2,556,423	$(132,898)	$(18,559)	$(8,404)	$(989,110)	$2,163,053
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2017	$717,808	$2,057,915	$(46,306)	$(29,154)	$(14,047)	$(799,674)	$1,886,542
Net income	—	98,958	—	—	—	—	98,958
Adjustment for adoption of ASU 2016-16	—	(645)	—	—	—	—	(645)
Adjustment for adoption of ASU 2018-02	—	6,435	—	(3,411)	(3,024)	—	—
Cumulative translation adjustment	—	—	27,578	—	—	—	27,578
Net change in retirement obligations (net of tax of $505)	—	—	—	1,413	—	—	1,413
Net change on derivatives designated as cash flow hedges (net of tax of $371)	—	—	—	—	1,261	—	1,261
Issuance of 227,932 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $2,934)	—	—	—	—	—	6,590	6,590
Shares surrendered for tax withholding	—	—	—	—	—	(10,750)	(10,750)
Share-based compensation	5,938	—	—	—	—	—	5,938
Balance, March 31, 2018	$723,746	$2,162,663	$(18,728)	$(31,152)	$(15,810)	$(803,834)	$2,016,885
Net income	—	107,126	—	—	—	—	107,126
Cumulative translation adjustment	—	—	(62,645)	—	—	—	(62,645)
Net change in retirement obligations (net of tax of $457)	—	—	—	1,296	—	—	1,296
Net change on derivatives designated as cash flow hedges (net of tax of $368)	—	—	—	—	1,259	—	1,259
Issuance of 96,981 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $351)	—	—	—	—	—	7,026	7,026
Repurchase of 147,490 shares of common stock	—	—	—	—	—	(20,494)	(20,494)
Share-based compensation	5,014	—	—	—	—	—	5,014
Cash dividends declared - $0.86 per common share outstanding	—	(66,316)	—	—	—	—	(66,316)
Balance, June 30, 2018	$728,760	$2,203,473	$(81,373)	$(29,856)	$(14,551)	$(817,302)	$1,989,151
Net income	—	106,352	—	—	—	—	106,352
Cumulative translation adjustment	—	—	9,164	—	—	—	9,164
Net change in retirement obligations (net of tax of $455)	—	—	—	1,270	—	—	1,270
Net change on derivatives designated as cash flow hedges (net of tax of $366)	—	—	—	—	1,244	—	1,244
Issuance of 238,280 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $859)	—	—	—	—	—	13,177	13,177
Repurchase of 209,100 shares of common stock	—	—	—	—	—	(31,166)	(31,166)
Shares surrendered for tax withholding	—	—	—	—	—	(510)	(510)
Share-based compensation	5,083	—	—	—	—	—	5,083
Cash dividends declared - $0.43 per common share outstanding	—	(33,191)	—	—	—	—	(33,191)
Balance, September 30, 2018	$733,843	$2,276,634	$(72,209)	$(28,586)	$(13,307)	$(835,801)	$2,060,574
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$328,671	$312,436
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	9,680	—
Depreciation and amortization	29,599	29,725
Amortization of intangible assets	27,747	29,505
Amortization of debt issuance expenses	1,013	998
Share-based compensation expense	20,620	19,814
Deferred income taxes	11,528	(1,480)
Non-cash interest expense associated with forward starting swaps	4,737	4,869
Changes in (net of the effect from acquisitions):
Receivables	(2,071)	(34,057)
Inventories	(16,987)	(27,903)
Other current assets	(19,186)	7,635
Trade accounts payable	2,807	(4,420)
Accrued expenses	(23,222)	33
Other - net	1,966	(11,402)
Net cash flows provided by operating activities	376,902	325,753
Cash flows from investing activities
Purchases of property, plant and equipment	(36,773)	(39,856)
Purchase of intellectual property	—	(4,000)
Acquisition of businesses, net of cash acquired	(87,180)	(20,205)
Proceeds from disposal of fixed assets	957	211
Other - net	407	(1,180)
Net cash flows used in investing activities	(122,589)	(65,030)
Cash flows from financing activities
Payments under revolving credit facilities	—	(11,128)
Payments under other long-term borrowings	(49,923)	—
Dividends paid	(109,227)	(94,913)
Proceeds from stock option exercises	35,595	26,793
Repurchases of common stock	(54,668)	(50,654)
Shares surrendered for tax withholding	(12,583)	(11,260)
Settlement of foreign exchange contracts	—	6,593
Other - net	(1,865)	—
Net cash flows used in financing activities	(192,671)	(134,569)
Effect of exchange rate changes on cash and cash equivalents	(12,064)	(10,337)
Net increase in cash	49,578	115,817
Cash and cash equivalents at beginning of year	466,407	375,950
Cash and cash equivalents at end of period	$515,985	$491,767

Supplemental cash flow information
Cash paid for:
Interest	$18,832	$18,547
Income taxes	84,326	73,138
Significant non-cash activities:
Capital expenditures for construction of new leased facility	—	11,616
Contingent consideration for acquisition	—	3,375
Debt acquired with acquisition of business	51,130	—

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This standard introduced a new lessee model that requires most leases to be recorded on the balance sheet and eliminates the required use of bright line tests for determining lease classification from U.S. GAAP. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which clarified ASU 2016-02 and had the same effective date as the original standard. ASU 2018-11 included an option to use the effective date of ASU 2016-02 as the date of initial application of transition as well as an option not to restate comparative periods in transition. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which also clarified ASU 2016-02 and is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.

The Company adopted this standard on January 1, 2019 using the optional transition method provided by the FASB in ASU 2018-11. As we did not restate comparative periods, the adoption had no impact on our previously reported results. We elected to use the practical expedient that allowed us not to reassess: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases and the practical expedient that allows us to treat the lease and non-lease components as a single lease component for all asset classes. We also elected to account for short-term leases in accordance with Accounting Standards Codification (“ASC”) 842-20-25-2. The adoption of this standard had a material impact on our condensed consolidated balance sheet due to the recognition of right of use assets and lease liabilities. Upon adoption, we recognized right of use assets and lease liabilities of approximately $68 million that reflected the present value of future lease payments. The adoption of this standard did not have a material impact on our condensed consolidated results of operations or cash flows. See Note 13 for further information.

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

The Company incurred acquisition-related transaction costs of $0.6 million in the three months ended September 30, 2019 and $1.3 million and $1.5 million in the nine months ended September 30, 2019 and 2018, respectively. The Company did not incur any acquisition-related transaction costs in the three months ended September 30, 2018. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also incurred a $3.3 million fair value inventory step-up charge associated with the completed 2019 acquisition in the three and nine months ended September 30, 2019. This charge was recorded in Cost of sales.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

2019 Acquisition

On July 18, 2019, the Company acquired the stock of Velcora Holding AB (“Velcora”) and its operating subsidiaries, Roplan and Steridose. Roplan is a global manufacturer of custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment. Steridose develops engineered hygienic mixers and valves for the global biopharmaceutical industry. Both companies are headquartered in Sweden, with operations in China, the United Kingdom and the United States. Roplan and Steridose had combined annual revenues in their most recent fiscal year of approximately $40 million and operate in our Health & Science Technologies segment. Velcora was acquired for cash consideration of $87.2 million and the assumption of $51.1 million of debt. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $97.4 million and $47.5 million, respectively. The goodwill is not deductible for tax purposes.

The Company made an initial allocation of the purchase price for the Velcora acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information about these assets and liabilities, including intangible asset appraisals, and continues to learn more about the newly acquired businesses, we will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period, as required.

The preliminary allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In thousands)	Total
Current assets, net of cash acquired	$19,047
Property, plant and equipment	3,251
Goodwill	97,352
Intangible assets	47,501
Other noncurrent assets	791
Total assets acquired	167,942
Current liabilities	(6,074)
Long-term borrowings	(51,130)
Deferred income taxes	(23,103)
Other noncurrent liabilities	(455)
Net assets acquired	$87,180

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of these businesses.

The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands, except weighted average life)	Total	Weighted Average Life
Trade names	$6,411	15
Customer relationships	34,673	12
Unpatented technology	6,417	9
Acquired intangible assets	$47,501

On September 3, 2019, the Company settled the debt assumed in the Velcora acquisition and incurred a loss on early retirement of $0.7 million which was recorded in Other (income) expense - net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019.

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

The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded sealing components, custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment, engineered hygienic mixers and valves for the global biopharmaceutical industry, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales
Fluid & Metering Technologies
External customers	$240,758	$239,119	$729,205	$714,135
Intersegment sales	103	94	367	211
Total segment sales	240,861	239,213	729,572	714,346
Health & Science Technologies
External customers	228,988	222,351	685,848	670,685
Intersegment sales	622	75	1,305	219
Total segment sales	229,610	222,426	687,153	670,904
Fire & Safety/Diversified Products
External customers	154,500	161,418	473,523	484,752
Intersegment sales	43	414	1,222	553
Total segment sales	154,543	161,832	474,745	485,305
Intersegment elimination	(768)	(583)	(2,894)	(983)
Total net sales	$624,246	$622,888	$1,888,576	$1,869,572
Operating income
Fluid & Metering Technologies	$77,481	$69,755	$223,493	$207,149
Health & Science Technologies	40,170	49,144	151,087	153,519
Fire & Safety/Diversified Products	41,967	44,726	125,909	130,162
Corporate office	(17,853)	(18,492)	(55,659)	(61,183)
Total operating income	141,765	145,133	444,830	429,647
Interest expense	11,330	10,958	33,262	33,098
Other (income) expense - net	1,219	934	701	(3,565)
Income before income taxes	$129,216	$133,241	$410,867	$400,114

	September 30, 2019	December 31, 2018
Assets
Fluid & Metering Technologies	$1,121,170	$1,107,777
Health & Science Technologies	1,510,210	1,329,368
Fire & Safety/Diversified Products	812,798	806,075
Corporate office	269,717	230,637
Total assets	$3,713,895	$3,473,857

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Revenue is recognized when control of products or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products or providing those services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of each contract or arrangement with a customer.

Disaggregation of Revenue

We have a comprehensive offering of products, including technologies, built to customers’ specifications that are sold in niche markets throughout the world. We disaggregate our revenue from contracts with customers by reporting unit and geographical region for each of our segments as we believe it best depicts how the amount, nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. Revenue was attributed to geographical region based on the location of the customer. The following tables present our revenue disaggregated by reporting unit and geographical region.

Revenue by reporting unit for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Energy	$42,876	$42,403	$122,882	$121,941
Valves	30,764	30,972	89,955	85,831
Water	62,611	63,989	188,891	188,000
Pumps	84,936	81,605	260,321	245,006
Agriculture	19,674	20,244	67,523	73,568
Intersegment elimination	(103)	(94)	(367)	(211)
Fluid & Metering Technologies	240,758	239,119	729,205	714,135
Scientific Fluidics & Optics	108,869	106,917	325,731	310,530
Sealing Solutions	51,389	48,787	148,326	154,123
Gast	32,699	33,574	104,007	92,989
Micropump	8,273	8,801	25,299	27,899
Material Processing Technologies	28,380	24,347	83,790	85,363
Intersegment elimination	(622)	(75)	(1,305)	(219)
Health & Science Technologies	228,988	222,351	685,848	670,685
Fire & Safety	100,389	102,589	303,094	298,741
BAND-IT	26,087	25,437	81,757	79,892
Dispensing	28,067	33,806	89,894	106,672
Intersegment elimination	(43)	(414)	(1,222)	(553)
Fire & Safety/Diversified Products	154,500	161,418	473,523	484,752
Total net sales	$624,246	$622,888	$1,888,576	$1,869,572

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Revenue by geographical region for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30, 2019
	FMT	HST	FSDP	IDEX
U.S.	$133,710	$103,891	$74,306	$311,907
North America, excluding U.S.	13,652	5,450	6,726	25,828
Europe	46,830	65,339	38,078	150,247
Asia	30,182	51,378	26,317	107,877
Other (1)	16,487	3,552	9,116	29,155
Intersegment elimination	(103)	(622)	(43)	(768)
Total net sales	$240,758	$228,988	$154,500	$624,246

	Three Months Ended September 30, 2018
	FMT	HST	FSDP	IDEX
U.S.	$131,403	$99,474	$78,902	$309,779
North America, excluding U.S. (2)	—	—	—	—
Europe	46,895	66,762	36,824	150,481
Asia	28,358	46,634	30,265	105,257
Other (3)	32,557	9,556	15,841	57,954
Intersegment elimination	(94)	(75)	(414)	(583)
Total net sales	$239,119	$222,351	$161,418	$622,888

	Nine Months Ended September 30, 2019
	FMT	HST	FSDP	IDEX
U.S.	$411,645	$309,135	$227,881	$948,661
North America, excluding U.S.	41,337	15,839	19,124	76,300
Europe	134,403	200,509	124,953	459,865
Asia	94,452	149,939	76,621	321,012
Other (1)	47,735	11,731	26,166	85,632
Intersegment elimination	(367)	(1,305)	(1,222)	(2,894)
Total net sales	$729,205	$685,848	$473,523	$1,888,576

	Nine Months Ended September 30, 2018
	FMT	HST	FSDP	IDEX
U.S.	$403,903	$290,826	$227,146	$921,875
North America, excluding U.S. (2)	—	—	—	—
Europe	130,591	214,564	127,645	472,800
Asia	89,655	139,422	84,563	313,640
Other (3)	90,197	26,092	45,951	162,240
Intersegment elimination	(211)	(219)	(553)	(983)
Total net sales	$714,135	$670,685	$484,752	$1,869,572

(1) Other in 2019 includes: South America, Middle East, Australia and Africa.
(2) Revenue from North America, excluding U.S. of $15,391from FMT, $6,348 from HST and $7,544 from FSDP were included in Other for the three months ended September 30, 2018. Revenue from North America, excluding U.S. of $44,610 from FMT, $13,705 from HST and $21,450 from FSDP were included in Other for the nine months ended September 30, 2018.
(3) Other in 2018 includes: North America, excluding U.S., South America, Middle East, Australia and Africa.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Contract Balances

The timing of revenue recognition, billings and cash collections can result in customer receivables, advance payments or billings in excess of revenue recognized. Customer receivables include both amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables on our Condensed Consolidated Balance Sheets. Amounts are billed in accordance with contractual terms or as work progresses. Unbilled amounts arise when the timing of billing differs from the timing of revenue recognized, such as when contract provisions require specific milestones to be met before a customer can be billed. Unbilled amounts primarily relate to performance obligations satisfied over time when the cost-to-cost method is utilized and the revenue recognized exceeds the amount billed to the customer as there is not yet a right to payment in accordance with contractual terms. Unbilled amounts are recorded as a contract asset when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Customer receivables are recorded at face amount less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of customer receivables that may not be collected in the future and records the appropriate provision.

The composition of Customer receivables was as follows:

	September 30, 2019	December 31, 2018
Billed receivables	$307,180	$299,227
Unbilled receivables	10,877	14,492
Total customer receivables	$318,057	$313,719

Advance payments and billings in excess of revenue recognized are included in Deferred revenue which is classified as current or noncurrent based on the timing of when we expect to recognize the revenue. The current portion is included in Accrued expenses and the noncurrent portion is included in Other noncurrent liabilities on our Condensed Consolidated Balance Sheets. Advance payments represent contract liabilities and are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations satisfied over time. We generally receive advance payments from customers related to maintenance services which we recognize ratably over the service term. Billings in excess of revenue recognized represent contract liabilities and primarily relate to performance obligations satisfied over time when the cost-to-cost method is utilized and revenue cannot yet be recognized as the Company has not completed the corresponding performance obligation. Contract liabilities are derecognized when revenue is recognized and the performance obligation is satisfied.

The composition of Deferred revenue was as follows:

	September 30, 2019	December 31, 2018
Deferred revenue - current	$9,823	$8,055
Deferred revenue - noncurrent	2,369	3,027
Total deferred revenue	$12,192	$11,082

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For our contracts that require complex design, manufacturing and installation activities, certain promises may not be separately identifiable from other promises in the contract and, therefore, not distinct. As a result, the entire contract is accounted for as a single performance obligation. For our contracts that include distinct products or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct products or services. Certain of our contracts have multiple performance obligations for which we allocate the transaction price to each performance obligation using an estimate of the standalone selling price of each distinct product or service in the contract. For product sales, each product sold to a customer generally represents a distinct performance obligation. In such cases, the observable standalone

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

sales are used to determine the standalone selling price. In certain cases, we may be required to estimate standalone selling price using the expected cost plus margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct product or service.

Our performance obligations are satisfied at a point in time or over time as work progresses. Performance obligations are supported by contracts with customers that provide a framework for the nature of the distinct products or service or bundle of products and services. We define service revenue as revenue from activities that are not associated with the design, development or manufacture of a product or the delivery of a software license.

Revenue from products and services transferred to customers at a point in time approximated 95% of total revenues in the three and nine months ended September 30, 2019 and 2018. Revenue recognized at a point in time relates to the majority of our product sales. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Revenue from products and services transferred to customers over time approximated 5% of total revenues in the three and nine months ended September 30, 2019 and 2018. Revenue earned by certain business units within the Water, Energy, Material Processing Technologies (“MPT”) and Dispensing reporting units is recognized over time because control transfers continuously to our customers. When accounting for over-time contracts, we use an input measure to determine the extent of progress towards completion of the performance obligation. For certain business units within the Water, Energy and MPT reporting units, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method). We believe this measure of progress best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. Contract costs include labor, material and overhead. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. For certain business units within the Energy and Dispensing reporting units, revenue is recognized ratably over the contract term.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	75,698	76,562	75,532	76,507
Dilutive effect of stock options, restricted stock and performance share units	879	1,147	883	1,210
Diluted weighted average common shares outstanding	76,577	77,709	76,415	77,717

Options to purchase approximately 0.3 million and 0.3 million shares of common stock for the three months ended September 30, 2019 and 2018, respectively, and 0.6 million and 0.3 million shares of common stock for the nine months ended September 30, 2019 and 2018, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.

6.    Inventories

The components of inventories as of September 30, 2019 and December 31, 2018 were:

	September 30, 2019	December 31, 2018
Raw materials and component parts	$189,361	$178,805
Work in process	32,725	37,495
Finished goods	81,408	63,695
Total inventories	$303,494	$279,995

Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and factory overhead, is determined on a FIFO basis.

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2019, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$601,762	$895,177	$401,647	$1,898,586
Accumulated goodwill impairment losses	(20,721)	(149,820)	(30,090)	(200,631)
Balance at December 31, 2018	581,041	745,357	371,557	1,697,955
Foreign currency translation	(4,797)	(10,083)	(6,220)	(21,100)
Acquisitions	—	97,352	—	97,352
Acquisition adjustments	—	183	—	183
Balance at September 30, 2019	$576,244	$832,809	$365,337	$1,774,390

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first nine months of 2019, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of our annual impairment test at October 31, 2018, all reporting units had fair values in excess of their carrying values.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2019 and December 31, 2018:

	At September 30, 2019				At December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$6,583	$(5,135)	$1,448	12	$6,468	$(4,693)	$1,775
Trade names	120,744	(62,299)	58,445	16	115,899	(57,227)	58,672
Customer relationships	273,413	(92,692)	180,721	14	256,202	(85,652)	170,550
Unpatented technology	99,967	(40,713)	59,254	12	96,922	(35,685)	61,237
Other	700	(560)	140	10	700	(507)	193
Total amortized intangible assets	501,407	(201,399)	300,008		476,191	(183,764)	292,427
Indefinite-lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$592,307	$(201,399)	$390,908		$567,091	$(183,764)	$383,327

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. In the first nine months of 2019, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.

In the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the HST segment. Prior to making a final decision on the options that were presented for this business, the business was informed in the third quarter of 2019 of the loss of its largest customer. As a result, the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time. This event required an interim impairment test be performed on certain of its definite-lived intangible assets, which resulted in an impairment charge of $7.1 million, consisting of $6.1 million related to customer relationships and $1.0 million related to unpatented technology. This charge was recorded as Restructuring expense in the Condensed Consolidated Statements of Operations. See Note 14 for further discussion.

Amortization of intangible assets was $9.7 million and $27.7 million for the three and nine months ended September 30, 2019, respectively. Amortization of intangible assets was $8.8 million and $29.5 million for the three and nine months ended September 30, 2018, respectively. Based on the intangible asset balances as of September 30, 2019, amortization expense is expected to approximate $9.5 million for the remaining three months of 2019, $37.6 million in 2020, $36.3 million in 2021, $34.7 million in 2022 and $31.8 million in 2023.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

8.    Accrued Expenses

The components of accrued expenses as of September 30, 2019 and December 31, 2018 were:

	September 30, 2019	December 31, 2018
Payroll and related items	$72,800	$78,944
Management incentive compensation	15,052	25,321
Income taxes payable	16,108	23,844
Insurance	8,843	10,422
Warranty	5,131	5,303
Deferred revenue	9,823	8,055
Lease liability	13,919	—
Restructuring	3,280	6,170
Liability for uncertain tax positions	830	980
Accrued interest	10,439	1,759
Contingent consideration for acquisition	3,375	—
Other	25,556	26,738
Total accrued expenses	$185,156	$187,536

9.    Other Noncurrent Liabilities

The components of other noncurrent liabilities as of September 30, 2019 and December 31, 2018 were:

	September 30, 2019	December 31, 2018
Pension and retiree medical obligations	$72,731	$80,667
Transition tax payable	17,127	17,127
Liability for uncertain tax positions	3,286	3,183
Deferred revenue	2,369	3,027
Liability for construction of new leased facility	—	11,616
Lease liability	53,284	—
Contingent consideration for acquisition	—	3,375
Other	20,630	19,219
Total other noncurrent liabilities	$169,427	$138,214

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

10.    Borrowings

Borrowings at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Revolving Facility	$—	$—
4.50% Senior Notes, due December 2020	300,000	300,000
4.20% Senior Notes, due December 2021	350,000	350,000
3.20% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
Other borrowings	738	1,078
Total borrowings	850,738	851,078
Less current portion	417	483
Less deferred debt issuance costs	1,135	1,593
Less unaccreted debt discount	458	667
Total long-term borrowings	$848,728	$848,335

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

At September 30, 2019, there was no balance outstanding under the Revolving Facility and $10.1 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at September 30, 2019 of approximately $789.9 million.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.00 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA. In the case of the leverage ratio, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At September 30, 2019, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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

The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized in net income during the period of change. See Note 15 for the amount of loss reclassified into net income for interest rate contracts for the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019, the Company did not have any interest rate contracts outstanding.

In 2010 and 2011, the Company entered into two separate forward starting interest rate exchange agreements in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year terms of the respective debt instruments. Approximately $6.2 million of the pre-tax amount included in Accumulated other comprehensive income (loss)

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

in shareholders’ equity at September 30, 2019 will be recognized in net income over the next 12 months as the underlying hedged transactions are realized.

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
As a result of the foreign currency exchange contracts being settled in April 2018, the Company did not record a gain or loss on the foreign currency exchange contracts during the three months ended September 30, 2018. The Company recorded a gain of $0.9 million during the nine months ended September 30, 2018. The foreign currency exchange gains were recorded within Other (income) expense - net in the Condensed Consolidated Statements of Operations. The Company did not record a gain or loss on the revaluation of intercompany loans during the three months ended September 30, 2018 due to these loans being settled in April 2018. The Company did record a foreign currency transaction loss of $0.9 million during the nine months ended September 30, 2018. The losses on the revaluation of the intercompany loans were recorded within Other (income) expense - net in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2018, the Company received $6.6 million in settlement of the foreign currency exchange contracts.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at September 30, 2019 and December 31, 2018:

	Basis of Fair Value Measurements
	Balance at September 30, 2019	Level 1	Level 2	Level 3
Available for sale securities	$9,702	$9,702	$—	$—
Contingent consideration	3,375	—	—	3,375

	Basis of Fair Value Measurements
	Balance at December 31, 2018	Level 1	Level 2	Level 3
Available for sale securities	$7,598	$7,598	$—	$—
Contingent consideration	3,375	—	—	3,375

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2019 or the year ended December 31, 2018.

The Company utilized a Monte Carlo Simulation to determine the fair value of the contingent consideration associated with the acquisition of FLI as of the acquisition date. The $3.4 million represents management’s best estimate of the liability, based on a range of outcomes of FLI’s two-year operating results, from August 1, 2018 to July 31, 2020, and is expected to be paid during the third quarter of 2020. As of September 30, 2019, the $3.4 million of contingent consideration is included in Accrued expenses on the Condensed Consolidated Balance Sheets.

The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short term nature of these instruments. At September 30, 2019, the fair value of the outstanding indebtedness under our 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes, 4.2% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $875.9 million compared to the carrying value of $850.3 million. At December 31, 2018, the fair value of the outstanding indebtedness under our 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes, 4.2% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $851.5 million compared to the carrying value of $850.4 million. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

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

Supplemental balance sheet information related to leases as of September 30, 2019 was as follows:

	Balance Sheet Caption	September 30, 2019
Operating leases:
Building right-of-use assets - net	Other noncurrent assets	$58,183
Equipment right-of-use assets - net	Other noncurrent assets	6,677
Total right-of-use assets - net		$64,860
Operating leases:
Current lease liabilities	Accrued expenses	$13,919
Noncurrent lease liabilities	Other noncurrent liabilities	53,284
Total lease liabilities		$67,203

In the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the HST segment. Prior to making a final decision on the options that were presented for this business, the business was informed in the third quarter of 2019 of the loss of its largest customer. As a result, the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time. This event required an interim impairment test be performed on its long-lived assets, which resulted in an impairment charge of $0.6 million related to its building right-of-use asset. This charge was recorded as Restructuring expense in the Condensed Consolidated Statements of Operations. See Note 14 for further discussion.

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

The components of lease cost for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	$4,817	$16,387
Variable lease cost	436	1,654
Total lease expense	$5,253	$18,041

(1) Includes short-term leases, which are immaterial.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$15,813
Right-of-use assets obtained in exchange for new operating lease liabilities	6,899

Other supplemental information related to leases as of September 30, 2019 was as follows:

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years):
Operating leases - building and equipment	7.97
Operating leases - vehicles	2.23
Weighted-average discount rate:
Operating leases - building and equipment	4.02%
Operating leases - vehicles	3.09%

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

Total lease liabilities at September 30, 2019 have scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases (1)
2019 (excluding the nine months ended September 30, 2019)	$4,356
2020	15,324
2021	12,373
2022	9,373
2023	7,083
Thereafter	31,199
Total lease payments	79,708
Less: Imputed interest	(12,505)
Present value of lease liabilities	$67,203

(1) Excludes $31.3 million of legally binding minimum lease payments for leases signed but not yet commenced.

Total lease liabilities at December 31, 2018 had scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2019	$17,509
2020	13,162
2021	10,516
2022	7,979
2023	6,535
Thereafter	29,658
Total lease payments	$85,359

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

14.    Restructuring

During the year ended December 31, 2018 and the three and nine months ended September 30, 2019, the Company recorded accruals for restructuring costs incurred as part of restructuring initiatives that supported the implementation of key strategic efforts designed to facilitate long-term, sustainable growth through cost reduction actions, consisting of employee reductions and facility rationalization. The restructuring costs included severance benefits, exit costs and asset impairments which were included in Restructuring expenses in the Condensed Consolidated Statements of Operations. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of lease exit and contract termination costs.

In the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the HST segment. Prior to making a final decision on the options that were presented for this business, the business was informed in the third quarter of 2019 of the loss of its largest customer. As a result, the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time. This event required an interim impairment test be performed on the long-lived tangible and intangible assets of the business, which resulted in an impairment charge of $9.7 million, consisting of $6.1 million related to a customer relationships intangible asset, $1.0 million related to an unpatented technology intangible asset, $2.0 million related to property, plant and equipment and $0.6 million related to a building right-of-use asset. This charge was recorded as Restructuring expense in the Condensed Consolidated Statements of Operations.

Pre-tax restructuring expenses by segment for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$—	$—	$—	$—
Health & Science Technologies	1,164	352	9,680	11,196
Fire & Safety/Diversified Products	104	—	—	104
Corporate/Other	656	—	—	656
Total restructuring costs	$1,924	$352	$9,680	$11,956

	Nine Months Ended September 30, 2019
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$930	$—	$—	$930
Health & Science Technologies	1,210	636	9,680	11,526
Fire & Safety/Diversified Products	923	—	—	923
Corporate/Other	703	—	—	703
Total restructuring costs	$3,766	$636	$9,680	$14,082

Restructuring accruals of $3.3 million and $6.2 million at September 30, 2019 and December 31, 2018, respectively, are recorded in Accrued expenses on the Condensed Consolidated Balance Sheets. Severance benefits are expected to be paid by the end of the year using cash from operations. The changes in the restructuring accrual for the nine months ended September 30, 2019 are as follows:

Restructuring
Balance at January 1, 2019	$6,170
Restructuring expenses	4,402
Payments, utilization and other	(7,292)
Balance at September 30, 2019	$3,280

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

15.    Other Comprehensive Income (Loss)

The components of Other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(37,825)	$—	$(37,825)	$9,164	$—	$9,164
Pension and other postretirement adjustments	2,188	(525)	1,663	1,725	(455)	1,270
Reclassification adjustments for derivatives	1,566	(356)	1,210	1,610	(366)	1,244
Total other comprehensive income (loss)	$(34,071)	$(881)	$(34,952)	$12,499	$(821)	$11,678

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(38,478)	$—	$(38,478)	$(25,903)	$—	$(25,903)
Pension and other postretirement adjustments	5,579	(1,398)	4,181	5,396	(1,417)	3,979
Reclassification adjustments for derivatives	4,737	(1,076)	3,661	4,869	(1,105)	3,764
Total other comprehensive income (loss)	$(28,162)	$(2,474)	$(30,636)	$(15,638)	$(2,522)	$(18,160)

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) to net income during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	Income Statement Caption
Pension and other postretirement plans:
Amortization of net (gain) loss	$2,188	$1,725	$5,579	$5,396	Other (income) expense - net
Total before tax	2,188	1,725	5,579	5,396
Provision for income taxes	(525)	(455)	(1,398)	(1,417)
Total net of tax	$1,663	$1,270	$4,181	$3,979
Derivatives:
Reclassification adjustments	$1,566	$1,610	$4,737	$4,869	Interest expense
Total before tax	1,566	1,610	4,737	4,869
Provision for income taxes	(356)	(366)	(1,076)	(1,105)
Total net of tax	$1,210	$1,244	$3,661	$3,764

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

16.    Common and Preferred Stock

On December 1, 2015, the Company’s Board of Directors approved an increase of $300.0 million in the authorized level of repurchases of common stock. This followed the prior Board of Directors approved repurchase authorization of $400.0 million that was announced by the Company on November 6, 2014. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the nine months ended September 30, 2019, the Company repurchased a total of 389 thousand shares at a cost of $54.7 million. During the nine months ended September 30, 2018, the Company repurchased a total of 357 thousand shares at a cost of $51.7 million, of which $1.0 million was settled in October 2018. As of September 30, 2019, the amount of share repurchase authorization remaining was $322.3 million.

At September 30, 2019 and December 31, 2018, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at September 30, 2019 or December 31, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average fair value of grants	$27.72	$40.83	$35.15	$38.14
Dividend yield	1.27%	1.14%	1.18%	1.07%
Volatility	22.33%	27.81%	24.78%	28.47%
Risk-free interest rate	1.75% - 1.77%	2.47% - 3.07%	2.53% - 3.04%	2.02% - 3.17%
Expected life (in years)	4.65	5.81	5.87	5.83

Total compensation cost for stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$74	$91	$356	$388
Selling, general and administrative expenses	2,137	1,929	6,663	6,334
Total expense before income taxes	2,211	2,020	7,019	6,722
Income tax benefit	(288)	(385)	(940)	(1,219)
Total expense after income taxes	$1,923	$1,635	$6,079	$5,503

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

A summary of the Company’s stock option activity as of September 30, 2019 and changes during the nine months ended September 30, 2019 are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,714,003	$85.08	6.70	$74,191,783
Granted	335,095	144.91
Exercised	(513,317)	69.34
Forfeited	(90,067)	114.85
Outstanding at September 30, 2019	1,445,714	$102.69	7.13	$88,375,713
Vested and expected to vest as of September 30, 2019	1,346,871	$100.97	7.04	$84,725,335
Exercisable at September 30, 2019	649,766	$78.22	5.69	$55,657,413

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of September 30, 2019 and changes during the nine months ended September 30, 2019 are presented as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	148,041	$101.50
Granted	41,780	143.13
Vested	(50,892)	80.51
Forfeited	(12,390)	122.52
Unvested at September 30, 2019	126,539	$122.69

Dividends are paid on restricted stock awards whose fair value is equal to the market price of the Company’s stock at the date of the grant.

Total compensation cost for restricted shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$(10)	$77	$192	$316
Selling, general and administrative expenses	1,094	902	3,419	3,155
Total expense before income taxes	1,084	979	3,611	3,471
Income tax benefit	(204)	(177)	(684)	(620)
Total expense after income taxes	$880	$802	$2,927	$2,851

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. A summary of the Company’s unvested cash-settled restricted stock activity as of September 30, 2019 and changes during the nine months ended September 30, 2019 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2019	88,225	$126.26
Granted	25,950	143.14
Vested	(28,150)	144.27
Forfeited	(9,040)	159.68
Unvested at September 30, 2019	76,985	$172.08

Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$118	$381	$954	$896
Selling, general and administrative expenses	435	1,064	3,132	2,776
Total expense before income taxes	553	1,445	4,086	3,672
Income tax benefit	(67)	(158)	(413)	(368)
Total expense after income taxes	$486	$1,287	$3,673	$3,304

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

A summary of the Company’s performance share unit activity as of September 30, 2019 and changes during the nine months ended September 30, 2019 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	111,155	$142.42
Granted	56,860	207.26
Vested	—	—
Forfeited	(12,895)	125.03
Unvested at September 30, 2019	155,120	$178.97

On December 31, 2018, 69,995 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2018, the Company achieved a 250% payout factor and issued 174,994 common shares in February 2019.

Total compensation cost for performance share units is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	2,359	2,118	5,904	5,949
Total expense before income taxes	2,359	2,118	5,904	5,949
Income tax benefit	(196)	(418)	(447)	(1,123)
Total expense after income taxes	$2,163	$1,700	$5,457	$4,826

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Condensed Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.

As of September 30, 2019, there was $15.2 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years, $6.2 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years, $4.3 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.0 years and $10.8 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.0 years.

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

	Pension Benefits
	Three Months Ended September 30,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$484	$462	$156	$520
Interest cost	764	355	669	341
Expected return on plan assets	(801)	(258)	(991)	(276)
Settlement loss recognized	486	—	—	—
Net amortization	487	276	664	312
Net periodic benefit cost	$1,420	$835	$498	$897

	Pension Benefits
	Nine Months Ended September 30,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$901	$1,386	$665	$1,592
Interest cost	2,292	1,081	1,975	1,053
Expected return on plan assets	(2,403)	(784)	(2,957)	(848)
Settlement loss recognized	486	—	—	—
Net amortization	1,460	840	2,034	964
Net periodic benefit cost	$2,736	$2,523	$1,717	$2,761

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$141	$167	$421	$502
Interest cost	212	202	636	608
Net amortization	(159)	(185)	(476)	(553)
Net periodic benefit cost	$194	$184	$581	$557

The Company previously disclosed in its financial statements for the year ended December 31, 2018, that it expected to contribute approximately $0.6 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans in 2019. During the first nine months of 2019, the Company contributed a total of $0.1 million to fund these plans.

Effective September 30, 2019, the IDEX Corporation Retirement Plan (“Plan”) was amended to freeze the accrual of retirement benefits for all participants. This action impacted fewer than 60 participants, as the Plan had been closed to new entrants and frozen as of December 31, 2005 for all but certain older, longer service participants. The overall financial impact of the freeze was to reduce the Plan liabilities by approximately $1.2 million. In addition, the Company recorded a settlement charge of $0.5 million which was recorded in Other (income) expense - net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019.

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

20.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $24.0 million for the three months ended September 30, 2019 from $26.9 million during the same period in 2018. The effective tax rate decreased to 18.6% for the three months ended September 30, 2019 compared 20.2% to during the same period in 2018 due to a decrease in the impact of Global Intangible Low-Taxed Income (“GILTI”) related to U.S. Treasury regulations as well as the mix of global pre-tax income among jurisdictions.

The provision for income taxes decreased to $82.2 million for the nine months ended September 30, 2019 from $87.7 million during the same period in 2018. The effective tax rate decreased to 20.0% for the nine months ended September 30, 2019 compared to 21.9% during the same period in 2018 due to a decrease in the impact of GILTI related to U.S. Treasury regulations, the excess tax benefits related to share-based compensation as well as the mix of global pre-tax income among jurisdictions.

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

The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded sealing components, custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment, engineered hygienic mixers and valves for the global biopharmaceutical industry, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Health & Science Technologies segment contains the Scientific Fluidics & Optics platform (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, CiDRA Precision Services, thinXXS, CVI Melles Griot, Semrock, Advanced Thin Films and FLI), the Sealing Solutions platform (comprised of Precision Polymer Engineering, FTL Seals Technology, Novotema, SFC Koenig and Velcora), the Gast platform, the Micropump platform and the Material Processing Technologies platform (comprised of Quadro, Fitzpatrick, Microfluidics and Matcon).

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

Management uses Adjusted operating income, Adjusted net income, Adjusted EBITDA and Adjusted EPS as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as restructuring expenses and a fair value inventory step-up charge.

The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Some of our key financial results for the three months ended September 30, 2019 when compared to the same period in the prior year are as follows:

•	Sales of $624.2 million were flat; organic sales (which excludes acquisitions and foreign currency translation) were also flat.

•
Operating income of $141.8 million decreased 2%. Adjusted for a $3.3 million fair value inventory step-up charge and $12.0 million of restructuring expenses, adjusted operating income increased 5% to $157.1 million.

•
Net income of $105.2 million decreased 1%. Adjusted for a $2.6 million fair value inventory step-up charge and $9.2 million of restructuring expenses, net of tax benefit, adjusted net income increased 6% to $117.0 million.

•	EBITDA of $160.1 million was 26% of sales and covered interest expense by 14 times. Adjusted EBITDA of $175.4 million was 28% of sales and covered interest expense by over 15 times.

•	Diluted EPS of $1.37 was flat. Adjusted EPS of $1.52 increased 11 cents, or 8%.

Some of our key financial results for the nine months ended September 30, 2019 when compared to the same period in the prior year are as follows:

•	Sales of $1,888.6 million increased 1%; organic sales (which excludes acquisitions and foreign currency translation) were up 2%.

•
Operating income of $444.8 million increased 4%. Adjusted for a $3.3 million fair value inventory step-up charge and $14.1 million of restructuring expenses, adjusted operating income increased 6% to $462.2 million.

•
Net income of $328.7 million increased 5%. Adjusted for a $2.6 million fair value inventory step-up charge and $10.7 million of restructuring expenses, net of tax benefit, adjusted net income increased 7% to $342.0 million.

•	EBITDA of $501.5 million was 27% of sales and covered interest expense by over 15 times. Adjusted EBITDA of $518.9 million was 27% of sales and covered interest expense by almost 16 times.

•	Diluted EPS of $4.30 increased 28 cents, or 7%. Adjusted EPS of $4.47 increased 37 cents, or 9%.

Given the Company’s current outlook, we are projecting fourth quarter 2019 EPS in the range of $1.33 to $1.35 with full year 2019 adjusted EPS of $5.80 to $5.82. We are also projecting fourth quarter organic revenue growth to be flat with full year organic revenue growth of 2%.

Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2019 and 2018. Segment operating income and EBITDA exclude unallocated corporate operating expenses of $17.9 million and $18.5 million for the three months ended September 30, 2019 and 2018, respectively, and $55.7 million and $61.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Consolidated Results for the Three Months Ended September 30, 2019 Compared with the Same Period in 2018

(In thousands)	Three Months Ended September 30,
	2019	2018
Net sales	$624,246	$622,888
Operating income	141,765	145,133
Operating margin	22.7%	23.3%

For the three months ended September 30, 2019, Fluid & Metering Technologies contributed 38% of sales, 49% of operating income and 47% of EBITDA; Health & Science Technologies contributed 37% of sales, 25% of operating income and 28% of EBITDA; and Fire & Safety/Diversified Products contributed 25% of sales, 26% of operating income and 25% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.

Sales in the third quarter of 2019 were $624.2 million, which was flat compared to the same period in 2018. This reflects flat organic sales and a 1% increase from acquisitions (Velcora - July 2019 and Finger Lakes - July 2018), offset by a 1% unfavorable impact from foreign currency translation. Sales to customers outside the U.S. represented approximately 50% of total sales in both the third quarters of 2019 and 2018.

Gross profit of $282.0 million in the third quarter of 2019 increased $1.7 million, or 1%, compared to the same period in 2018, and gross margin of 45.2% in the third quarter of 2019 increased 20 basis points from 45.0% during the same period in 2018. Both gross profit and gross margin increased compared to the prior year period primarily due to price and productivity initiatives, partially offset by a fair value inventory step-up charge included in the current year period and higher engineering investments.

Selling, general and administrative expenses decreased to $128.3 million in the third quarter of 2019 from $130.5 million during the same period in 2018. The decrease is primarily due to lower variable compensation costs and an overall tighter cost control environment in 2019. Corporate costs of $17.2 million in the third quarter of 2019 decreased to $17.9 million in the same period of 2018 primarily due to lower variable compensation costs. As a percentage of sales, selling, general and administrative expenses were 20.6% for the third quarter of 2019, down 40 basis points compared to 21.0% during the same period in 2018.

The Company incurred $12.0 million of restructuring expenses in the third quarter of 2019 compared with $4.6 million during the same period in 2018. The restructuring expenses included severance benefits of $1.9 million and exit costs of $0.4 million as well as an asset impairment charge of $9.7 million. In the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the HST segment. Prior to making a final decision on the options that were presented for this business, the business was informed in the third quarter of 2019 of the loss of its largest customer. As a result, the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time, requiring the asset impairment charge.

Operating income of $141.8 million and operating margin of 22.7% in the third quarter of 2019 were down from the $145.1 million and 23.3%, respectively, recorded during the same period in 2018. The decrease in operating income and margin is primarily due to a fair value inventory step-up charge and higher restructuring expenses in 2019, partially offset by gross margin expansion and reduced selling, general and administrative expenses in 2019.

Other (income) expense - net increased to $1.2 million of expense in the third quarter of 2019 compared to $0.9 million of expense during the same period in 2018, primarily due to a loss on early retirement of debt assumed in the Velcora acquisition and a tax refund received in 2018 that did not reoccur in 2019, partially offset by lower foreign currency transaction losses in 2019 compared to the same period in 2018.

Interest expense of $11.3 million in the third quarter of 2019 was higher than the $11.0 million in the same period of 2018 due to debt assumed in the Velcora acquisition.

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $24.0 million in the third quarter of 2019 compared to $26.9 million during the same period in 2018. The effective tax rate decreased to 18.6% for the third quarter of 2019 compared to 20.2% for the same period in 2018 due to a decrease in the impact of Global Intangible Low-Taxed Income (“GILTI”) related to U.S. Treasury regulations as well as the mix of global pre-tax income among jurisdictions.

Net income in the third quarter of 2019 of $105.2 million decreased from $106.4 million during the same period in 2018. Diluted earnings per share in the third quarter of 2019 of $1.37 was flat compared to the same period in 2018.

Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended September 30,
	2019	2018
Net sales	$240,861	$239,213
Operating income	77,481	69,755
Operating margin	32.2%	29.2%

Sales of $240.9 million increased $1.6 million, or 1%, in the third quarter of 2019 compared to the same period in 2018. This reflects a 2% increase in organic sales, partially offset by a 1% unfavorable impact from foreign currency translation. In the third quarter of 2019, sales increased 2% domestically and decreased 1% internationally compared to the same period in 2018. Sales to customers outside the U.S. were approximately 45% of total segment sales in both the third quarters of 2019 and 2018.

Sales within our Pumps platform increased in the third quarter of 2019 compared to the same period in 2018 due to strength in LACT (lease automatic custody transfer) projects and strong OEM activity. Sales within our Energy platform increased slightly in the third quarter of 2019 compared to the same period in 2018 due to strength in Latin America. Sales within our Valves platform were relatively flat in the third quarter of 2019 compared to the same period in 2018 due to the softening global industrial landscape. Sales within our Water platform decreased compared to the same period in 2018, primarily due to weakness within the European and Asian distribution markets and project delays in the U.S. Sales within our Agriculture platform decreased in the third quarter of 2019 compared to the same period in 2018 due to decreased demand across both the agriculture and industrial OEM markets.

Operating income of $77.5 million and operating margin of 32.2% in the third quarter of 2019 were higher than the $69.8 million and 29.2%, respectively, recorded during the same period in 2018, primarily due to price and productivity initiatives, partially offset by higher engineering investments.

Health & Science Technologies Segment

(In thousands)	Three Months Ended September 30,
	2019	2018
Net sales	$229,610	$222,426
Operating income	40,170	49,144
Operating margin	17.5%	22.1%

Sales of $229.6 million increased $7.2 million, or 3%, in the third quarter of 2019 compared to the same period in 2018. This reflects a 1% increase in organic sales and a 3% increase from acquisitions (Velcora - July 2019 and FLI - July 2018), partially offset by a 1% unfavorable impact from foreign currency translation. In the third quarter of 2019, sales increased 4% domestically and 2% internationally compared to the same period in 2018. Sales to customers outside the U.S. were approximately 55% of total segment sales in both the third quarters of 2019 and 2018.

Sales within our Material Processing Technologies platform increased in the third quarter of 2019 compared to the same period in 2018, primarily due to timing of projects and strength in the pharma market. Sales within our Sealing Solutions platform increased in the third quarter of 2019 compared to the same period in 2018, primarily due to the Velcora acquisition, partially offset by continued softness in the semiconductor and automotive end markets. Sales within our Scientific Fluidics & Optics platform increased in the third quarter of 2019 compared to the same period in 2018 due to new products, market share wins, solid demand in our primary end markets and the FLI acquisition. Sales within our Gast platform decreased in the third quarter of 2019 compared to the same period in 2018, primarily due to a slowdown across various industrial end markets. Sales within our Micropump platform decreased in the third quarter of 2019 compared to the same period in 2018 due to weakness in core printing and industrial distribution.

Operating income of $40.2 million in the third quarter of 2019 was lower than the $49.1 million recorded during the same period in 2018 and operating margin of 17.5% in the third quarter of 2019 was lower than the 22.1% recorded during the same period in 2018, primarily due to higher restructuring expenses (including the asset impairment) in 2019, the fair value inventory step-up charge related to the Velcora acquisition and higher engineering investments and amortization, partially offset by higher volume and price.

Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended September 30,
	2019	2018
Net sales	$154,543	$161,832
Operating income	41,967	44,726
Operating margin	27.2%	27.6%

Sales of $154.5 million decreased $7.3 million, or 5%, in the third quarter of 2019 compared to the same period in 2018. This reflects a 3% decrease in organic sales and a 2% unfavorable impact from foreign currency translation. In the third quarter of 2019, sales decreased 6% domestically and 3% internationally compared to the same period in 2018. Sales to customers outside the U.S. were approximately 52% of total segment sales in the third quarter of 2019 compared to 51% during the same period in 2018.

Sales within our Dispensing platform decreased in the third quarter of 2019 compared to the same period in 2018 primarily due to large projects in the U.S. from 2018 not repeating in 2019, weakness in Asian markets and unfavorable foreign currency translation. Sales within our Fire & Safety platform decreased in the third quarter of 2019 compared to the same period in 2018 due to lower large project tenders globally. Sales within our Band-It platform increased in the third quarter of 2019 compared to the same period in 2018 due to strength in the transportation market.

Operating income $42.0 million and operating margin of 27.2% in the third quarter of 2019 were lower than the $44.7 million and 27.6%, respectively, recorded during the same period in 2018, mainly due to reduced volume.

Consolidated Results for the Nine Months Ended September 30, 2019 Compared with the Same Period in 2018

(In thousands)	Nine Months Ended September 30,
	2019	2018
Net sales	$1,888,576	$1,869,572
Operating income	444,830	429,647
Operating margin	23.6%	23.0%

For the nine months ended September 30, 2019, Fluid & Metering Technologies contributed 39% of sales, 45% of operating income and 43% of EBITDA; Health & Science Technologies contributed 36% of sales, 30% of operating income and 32% of EBITDA; and Fire & Safety/Diversified Products contributed 25% of sales, 25% of operating income and 25% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.

Sales in the first nine months of 2019 were $1,888.6 million, which was a 1% increase compared to the same period in 2018. This reflects a 2% increase in organic sales and a 1% increase from acquisitions (Velcora - July 2019 and Finger Lakes - July 2018), partially offset by a 2% unfavorable impact from foreign currency translation. Sales to customers outside the U.S. represented approximately 50% of total sales in the first nine months of 2019 compared to 51% during the same period in 2018.

Gross profit of $858.1 million in the first nine months of 2019 increased $13.9 million, or 2%, compared to the same period in 2018, while gross margin of 45.4% in the first nine months of 2019 increased 20 basis points from 45.2% during the same period in 2018. Both gross profit and gross margin increased compared to the prior year period primarily due to price, volume leverage and productivity initiatives, partially offset by a fair value inventory step-up charge and higher engineering costs.

Selling, general and administrative expenses decreased to $399.2 million in the first nine months of 2019 from $406.4 million during the same period in 2018, primarily due to lower variable compensation costs and amortization in 2019 as well as the stamp duty charge in 2018. Corporate costs decreased to $55.0 million in the first nine months of 2019 compared to $60.0 million during the same period in 2018 primarily due to lower variable compensation costs as well as the stamp duty charge in 2018. As a percentage of sales, selling, general and administrative expenses were 21.1% for the first nine months of 2019, down 70 basis points compared to 21.8% during the same period in 2018.

The Company incurred $14.1 million of restructuring expenses in the first nine months of 2019 compared with $8.3 million during the same period in 2018. The restructuring expenses included severance benefits of $3.8 million and exit costs of $0.6 million as well as an asset impairment charge of $9.7 million. In the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the HST segment. Prior to making a final decision on the options that were presented for this business, the business was informed in the third quarter of 2019 of the loss of its largest customer. As a result, the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time, requiring the asset impairment charge.

Operating income of $444.8 million and operating margin of 23.6% in the first nine months of 2019 were up from the $429.6 million and 23.0%, respectively, recorded during the same period in 2018. The increases in operating income and operating margin are primarily due to gross margin expansion and lower selling, general and administrative expenses, partially offset by a fair value inventory step-up charge and higher restructuring expenses in 2019.

Other (income) expense - net was $0.7 million of expense in the first nine months of 2019 compared to $3.6 million of income during the same period in 2018, primarily due to foreign currency transaction gains in 2018 that did not repeat in 2019 as well as a pension settlement charge in 2019.

Interest expense of $33.3 million in the first nine months of 2019 was essentially flat compared to the same period in 2018.

The provision for income taxes decreased to $82.2 million in the first nine months of 2019 compared to $87.7 million during the same period in 2018. The effective tax rate decreased to 20.0% in the first nine months of 2019 compared to 21.9% during the same period in 2018 due to a decrease in the impact of GILTI related to U.S. Treasury regulations, the excess tax benefits related to share-based compensation as well as the mix of global pre-tax income among jurisdictions.

Net income of $328.7 million in the first nine months of 2019 increased from $312.4 million during the same period in 2018. Diluted earnings per share of $4.30 in the first nine months of 2019 increased $0.28, or 7%, compared to the same period in 2018.

Fluid & Metering Technologies Segment

(In thousands)	Nine Months Ended September 30,
	2019	2018
Net sales	$729,572	$714,346
Operating income	223,493	207,149
Operating margin	30.6%	29.0%

Sales of $729.6 million increased $15.2 million, or 2%, in the first nine months of 2019 compared to the same period in 2018. This reflects a 4% increase in organic sales, partially offset by a 2% unfavorable impact from foreign currency translation. In the first nine months of 2019, sales increased 2% both domestically and internationally compared to the same period in 2018. Sales to customers outside the U.S. were approximately 44% of total segment sales in the first nine months of both 2019 and 2018.

Sales within our Pumps platform increased in the first nine months of 2019 compared to the same period in 2018 due to strength in OEM activity and LACT projects. Sales within our Valves platform increased in the first nine months of 2019 compared to the same period in 2018 primarily due to strong demand within the chemical end market. Sales within our Water platform increased slightly in the first nine months of 2019 compared to the same period in 2018 due to increased project demand. Sales within our Energy platform increased slightly in the first nine months of 2019 compared to the same period in 2018 due to new product launches. Sales within our Agriculture platform decreased in the first nine months of 2019 compared to the same period in 2018 due to decreased demand across both OEM and distribution channels in North America and Europe.

Operating income of $223.5 million and operating margin of 30.6% in the first nine months of 2019 were higher than the $207.1 million and 29.0%, respectively, recorded in the first nine months of 2018, primarily due to higher volume and productivity initiatives, partially offset by higher engineering investments.

Health & Science Technologies Segment

(In thousands)	Nine Months Ended September 30,
	2019	2018
Net sales	$687,153	$670,904
Operating income	151,087	153,519
Operating margin	22.0%	22.9%

Sales of $687.2 million increased $16.2 million, or 2%, in the first nine months of 2019 compared to the same period in 2018. This reflects a 2% increase in organic sales and a 2% increase from acquisitions (Velcora - July 2019 and FLI - July 2018), partially offset by a 2% unfavorable impact from foreign currency translation. In the first nine months of 2019, sales increased 6% domestically and decreased 1% internationally compared to the same period in 2018. Sales to customers outside the U.S. were approximately 55% of total segment sales in the first nine months of 2019 compared to 57% during the same period in 2018.

Sales within our Gast platform increased in the first nine months of 2019 compared to the same period in 2018 primarily due to new product introductions in the food and beverage market. Sales within our Scientific Fluidics & Optics platform increased in the first nine months of 2019 compared to the same period in 2018 due to new product introductions, increased demand for IVD, biotechnology, DNA sequencing and defense and the FLI acquisition. Sales within our Material Processing Technologies platform decreased in the first nine months of 2019 compared to the same period in 2018 primarily due to timing of large projects in 2019 as compared to 2018. Sales within our Sealing Solutions platform decreased in the first nine months of 2019 compared to the same period in 2018 due to market softness in the semiconductor and automotive end markets, partially offset by the Velcora acquisition. Sales within our Micropump platform decreased in the first nine months of 2019 compared to the same period in 2018 due to industrial distribution softness.

Operating income of $151.1 million and operating margin of 22.0% in the first nine months of 2019 were lower than the $153.5 million and 22.9%, respectively, recorded during the same period in 2018, primarily due to higher restructuring expenses (including the asset impairment) in 2019, the fair value inventory step-up charge related to the Velcora acquisition and higher engineering investments, partially offset by higher volume and lower amortization.

Fire & Safety/Diversified Products Segment

(In thousands)	Nine Months Ended September 30,
	2019	2018
Net sales	$474,745	$485,305
Operating income	125,909	130,162
Operating margin	26.5%	26.8%

Sales of $474.7 million decreased $10.6 million, or 2%, in the first nine months of 2019 compared to the same period in 2018. This reflects flat organic sales offset by a 2% unfavorable impact from foreign currency translation. In the first nine months of 2019, sales were flat domestically and decreased 4% internationally compared to the same period in 2018. Sales to customers outside the U.S. were approximately 52% of total segment sales in the first nine months of 2019 compared with 53% during the same period in 2018.

Sales within our Dispensing platform decreased in the first nine months of 2019 compared to the same period in 2018 due to large projects in the U.S. from 2018 not repeating in 2019. Sales within our BAND-IT platform increased in the first nine months of 2019 compared to the same period in 2018 due to strength in the transportation market. Sales within our Fire & Safety platform increased in the first nine months of 2019 compared to the same period in 2018 primarily due to elevated OEM backlog and strong demand for rescue tools.

Operating income of $125.9 million and operating margin of 26.5% in the first nine months of 2019 were lower than the $130.2 million and 26.8%, respectively, recorded during the same period in 2018, primarily due to lower volume at Dispensing and higher engineering investments.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities for the first nine months of 2019 increased $51.1 million, or 16%, to $376.9 million compared to the first nine months of 2018 due to higher earnings and favorable operating working capital, partially offset by higher prepaid taxes and accrued expenses. At September 30, 2019, working capital was $820.0 million and the Company’s current ratio was 3.2 to 1. At September 30, 2019, the Company’s cash and cash equivalents totaled $516.0 million, of which $373.2 million was held outside of the United States.

Investing Activities

Cash flows used in investing activities for the first nine months of 2019 increased $57.6 million to $122.6 million compared to the same period in 2018 primarily due to $87.2 million spent on the acquisition of Velcora in 2019 compared to $20.2 million spent on the acquisition of FLI in 2018, partially offset by lower capital expenditures in 2019 and $4.0 million spent on the purchase of intellectual property assets from Phantom in 2018.

Cash flows from operations were more than adequate to fund capital expenditures of $36.8 million and $39.9 million in the first nine months of 2019 and 2018, respectively. Capital expenditures were generally for machinery and equipment that supported growth, improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.

Financing Activities

Cash flows used in financing activities for the first nine months of 2019 were $192.7 million compared to $134.6 million during the same period in 2018, primarily as a result of higher debt repayments due to the repayment of debt assumed in the Velcora acquisition as well as higher share repurchases and dividends paid in 2019.

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

On May 31, 2019, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement consists of a revolving credit facility (the “Revolving Facility”), which is an $800.0 million unsecured, multi-currency bank credit facility expiring on May 30, 2024. The Credit Agreement replaces the Company’s existing five-year, $700 million credit agreement, dated as of June 23, 2015, which was due to expire in June 2020. At September 30, 2019, there was no balance outstanding under the Revolving Facility and $10.1 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $789.9 million.

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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.00 to 1 and a maximum leverage ratio of 3.50 to 1. In the case of the leverage ratio, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At September 30, 2019, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 15.96 to 1 and the leverage ratio was 1.24 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

On December 1, 2015, the Company’s Board of Directors approved an increase of $300.0 million in the authorized level for repurchases of common stock. This followed the prior Board of Directors approved repurchase authorization of $400.0 million that was announced by the Company on November 6, 2014. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the nine months ended September 30, 2019, the Company repurchased a total of 389 thousand shares at a cost of $54.7 million. During the nine months ended September 30, 2018, the Company repurchased a total of 357 thousand shares at a cost of $51.7 million, of which $1.0 million settled in October 2018. As of September 30, 2019, the amount of share repurchase authorization remaining is $322.3 million.

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

Non-GAAP Disclosures

Set forth below are reconciliations of Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EPS, EBITDA and Adjusted EBITDA to the comparable measures of gross profit, operating income and net income, as determined in accordance with U.S. GAAP. We have reconciled Adjusted gross profit to Gross profit, Adjusted operating income to Operating income; Adjusted net income to Net income; Adjusted EPS to EPS; and consolidated EBITDA, segment EBITDA, Adjusted EBITDA and Adjusted segment EBITDA to Net income. The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that we do not allocate consolidated interest expense or the consolidated provision for income taxes to our segments.

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

Management uses Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA and Adjusted EPS as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as restructuring expenses and a fair value inventory step-up charge. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making.

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

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	Three Months Ended September 30, 2019
	FMT	HST	FSDP	IDEX
Change in net sales	1%	3%	(5)%	—%
- Impact from acquisitions/divestitures	—%	3%	—%	1%
- Impact from foreign currency	(1)%	(1)%	(2)%	(1)%
Change in organic net sales	2%	1%	(3)%	—%

	Nine Months Ended September 30, 2019
	FMT	HST	FSDP	IDEX
Change in net sales	2%	2%	(2)%	1%
- Impact from acquisitions/divestitures	—%	2%	—%	1%
- Impact from foreign currency	(2)%	(2)%	(2)%	(2)%
Change in organic net sales	4%	2%	—%	2%

2. Reconciliations of Reported-to-Adjusted Gross Profit and Margin

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross profit	$281,978	$280,233	$858,149	$844,252
+ Fair value inventory step-up charge	3,340	—	3,340	—
Adjusted gross profit	$285,318	$280,233	$861,489	$844,252

Net Sales	$624,246	$622,888	$1,888,576	$1,869,572

Gross profit margin	45.2%	45.0%	45.4%	45.2%
Adjusted gross profit margin	45.7%	45.0%	45.6%	45.2%

3. Reconciliations of Reported-to-Adjusted Operating Income and Margin

(dollars in thousands)	Three Months Ended September 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$77,481	$40,170	$41,967	$(17,853)	$141,765
+ Restructuring expenses	—	11,196	104	656	11,956
+ Fair value inventory step-up charge	—	3,340	—	—	3,340
Adjusted operating income (loss)	$77,481	$54,706	$42,071	$(17,197)	$157,061

Net sales (eliminations)	$240,861	$229,610	$154,543	$(768)	$624,246

Operating margin	32.2%	17.5%	27.2%	n/m	22.7%
Adjusted operating margin	32.2%	23.8%	27.2%	n/m	25.2%

	Three Months Ended September 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$69,755	$49,144	$44,726	$(18,492)	$145,133
+ Restructuring expenses	827	3,116	60	618	4,621
Adjusted operating income (loss)	$70,582	$52,260	$44,786	$(17,874)	$149,754

Net sales (eliminations)	$239,213	$222,426	$161,832	$(583)	$622,888

Operating margin	29.2%	22.1%	27.6%	n/m	23.3%
Adjusted operating margin	29.5%	23.5%	27.7%	n/m	24.0%

	Nine Months Ended September 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$223,493	$151,087	$125,909	$(55,659)	$444,830
+ Restructuring expenses	930	11,526	923	703	14,082
+ Fair value inventory step-up charge	—	3,340	—	—	3,340
Adjusted operating income (loss)	$224,423	$165,953	$126,832	$(54,956)	$462,252

Net sales (eliminations)	$729,572	$687,153	$474,745	$(2,894)	$1,888,576

Operating margin	30.6%	22.0%	26.5%	n/m	23.6%
Adjusted operating margin	30.8%	24.2%	26.7%	n/m	24.5%

	Nine Months Ended September 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$207,149	$153,519	$130,162	$(61,183)	$429,647
+ Restructuring expenses	1,313	5,298	427	1,213	8,251
Adjusted operating income (loss)	$208,462	$158,817	$130,589	$(59,970)	$437,898

Net sales (eliminations)	$714,346	$670,904	$485,305	$(983)	$1,869,572

Operating margin	29.0%	22.9%	26.8%	n/m	23.0%
Adjusted operating margin	29.2%	23.7%	26.9%	n/m	23.4%

4. Reconciliations of Reported-to-Adjusted Net Income and EPS

(in thousands, except EPS)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reported net income	$105,194	$106,352	$328,671	$312,436
+ Restructuring expenses	11,956	4,621	14,082	8,251
+ Tax impact on restructuring expenses	(2,776)	(1,130)	(3,336)	(2,003)
+ Fair value inventory step-up charge	3,340	—	3,340	—
+ Tax impact on fair value inventory step-up charge	(735)	—	(735)	—
Adjusted net income	$116,979	$109,843	$342,022	$318,684

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reported EPS	$1.37	$1.37	$4.30	$4.02
+ Restructuring expenses	0.16	0.06	0.18	0.11
+ Tax impact on restructuring expenses	(0.04)	(0.02)	(0.04)	(0.03)
+ Fair value inventory step-up charge	0.04	—	0.04	—
+ Tax impact on fair value inventory step-up charge	(0.01)	—	(0.01)	—
Adjusted EPS	$1.52	$1.41	$4.47	$4.10

Diluted weighted average shares	76,577	77,709	76,415	77,717

5. Reconciliations of EBITDA to Net Income

(dollars in thousands)	Three Months Ended September 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$77,481	$40,170	$41,967	$(17,853)	$141,765
- Other (income) expense - net	295	1,272	(92)	(256)	1,219
+ Depreciation and amortization	5,507	10,296	3,566	154	19,523
EBITDA	82,693	49,194	45,625	(17,443)	160,069
- Interest expense					11,330
- Provision for income taxes					24,022
- Depreciation and amortization					19,523
Net income					$105,194

Net sales (eliminations)	$240,861	$229,610	$154,543	$(768)	$624,246
Operating margin	32.2%	17.5%	27.2%	n/m	22.7%
EBITDA margin	34.3%	21.4%	29.5%	n/m	25.6%

	Three Months Ended September 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$69,755	$49,144	$44,726	$(18,492)	$145,133
- Other (income) expense - net	411	780	342	(599)	934
+ Depreciation and amortization	5,500	9,381	3,541	184	18,606
EBITDA	74,844	57,745	47,925	(17,709)	162,805
- Interest expense					10,958
- Provision for income taxes					26,889
- Depreciation and amortization					18,606
Net income					$106,352

Net sales (eliminations)	$239,213	$222,426	$161,832	$(583)	$622,888
Operating margin	29.2%	22.1%	27.6%	n/m	23.3%
EBITDA margin	31.3%	26.0%	29.6%	n/m	26.1%

	Nine Months Ended September 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$223,493	$151,087	$125,909	$(55,659)	$444,830
- Other (income) expense - net	612	1,636	273	(1,820)	701
+ Depreciation and amortization	16,653	29,438	10,745	510	57,346
EBITDA	239,534	178,889	136,381	(53,329)	501,475
- Interest expense					33,262
- Provision for income taxes					82,196
- Depreciation and amortization					57,346
Net income					$328,671

Net sales (eliminations)	$729,572	$687,153	$474,745	$(2,894)	$1,888,576
Operating margin	30.6%	22.0%	26.5%	n/m	23.6%
EBITDA margin	32.8%	26.0%	28.7%	n/m	26.6%

	Nine Months Ended September 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$207,149	$153,519	$130,162	$(61,183)	$429,647
- Other (income) expense - net	1,056	(280)	(3,324)	(1,017)	(3,565)
+ Depreciation and amortization	16,901	30,860	10,912	557	59,230
EBITDA	222,994	184,659	144,398	(59,609)	492,442
- Interest expense					33,098
- Provision for income taxes					87,678
- Depreciation and amortization					59,230
Net income					$312,436

Net sales (eliminations)	$714,346	$670,904	$485,305	$(983)	$1,869,572
Operating margin	29.0%	22.9%	26.8%	n/m	23.0%
EBITDA margin	31.2%	27.5%	29.8%	n/m	26.3%

6. Reconciliations of EBITDA to Adjusted EBITDA

(dollars in thousands)	Three Months Ended September 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$82,693	$49,194	$45,625	$(17,443)	$160,069
+ Restructuring expenses	—	11,196	104	656	11,956
+ Fair value inventory step-up charge	—	3,340	—	—	3,340
Adjusted EBITDA	$82,693	$63,730	$45,729	$(16,787)	$175,365

Adjusted EBITDA margin	34.3%	27.8%	29.6%	n/m	28.1%

	Three Months Ended September 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$74,844	$57,745	$47,925	$(17,709)	$162,805
+ Restructuring expenses	827	3,116	60	618	4,621
Adjusted EBITDA	$75,671	$60,861	$47,985	$(17,091)	$167,426

Adjusted EBITDA margin	31.6%	27.4%	29.7%	n/m	26.9%

	Nine Months Ended September 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$239,534	$178,889	$136,381	$(53,329)	$501,475
+ Restructuring expenses	930	11,526	923	703	14,082
+ Fair value inventory step-up charge	—	3,340	—	—	3,340
Adjusted EBITDA	$240,464	$193,755	$137,304	$(52,626)	$518,897

Adjusted EBITDA margin	33.0%	28.2%	28.9%	n/m	27.5%

	Nine Months Ended September 30, 2018
	FMT	HST	FSDP	Corporate	IDEX
EBITDA	$222,994	$184,659	$144,398	$(59,609)	$492,442
+ Restructuring expenses	1,313	5,298	427	1,213	8,251
Adjusted EBITDA	$224,307	$189,957	$144,825	$(58,396)	$500,693

Adjusted EBITDA margin	31.4%	28.3%	29.8%	n/m	26.8%

7. Reconciliations of Cash Flows from Operating Activities to Free Cash Flow

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash flows from operating activities	$157,064	$133,327	$376,902	$325,753
- Capital expenditures	11,031	18,888	36,773	39,856
Free cash flow	$146,033	$114,439	$340,129	$285,897

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of September 30, 2019, the Company did not have any derivative instruments outstanding.

Foreign Currency Exchange Rates

The Company’s foreign currency exchange rate risk is limited principally to the Euro, Swiss Franc, British Pound, Canadian Dollar, Indian Rupee, Chinese Renminbi and Swedish Krona. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The effect of transaction gains and losses is reported within Other (income) expense-net in the Condensed Consolidated Statements of Operations.

Interest Rate Fluctuation

The Company does not have significant interest rate exposure due to substantially all of the $849.1 million of debt outstanding as of September 30, 2019 being fixed rate debt.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2019, that the Company’s disclosure controls and procedures were effective.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2019 to July 31, 2019	—	$—	—	$322,342,564
August 1, 2019 to August 31, 2019	—	—	—	322,342,564
September 1, 2019 to September 30, 2019	—	—	—	322,342,564
Total	—	$—	—	$322,342,564

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

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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
Date: October 30, 2019