Form 10-K
period 2019-12-31
IDEX CORP /DE/
filed 2020-02-21
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value, as of the last business day of the registrant’s most recently completed second fiscal quarter, of the common stock (based on the June 28, 2019 closing price of $172.14) held by non-affiliates of IDEX Corporation was $12,993,666,859.
The number of shares outstanding of IDEX Corporation’s common stock, par value $.01 per share, as of February 18, 2020 was 76,205,390.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement with respect to the IDEX Corporation 2020 annual meeting of stockholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Statement Under the Private Securities Litigation Reform Act

This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, capital expenditures, acquisitions, cost reductions, cash flow, cash requirements, revenues, earnings, market conditions, global economies, the anticipated timing of our acquisition of Flow Management Devices, LLC, plant and equipment capacity and operating improvements, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company’s results, particularly in light of the low levels of order backlogs it typically maintains; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters and the other risk factors discussed in Item 1A, “Risk Factors” of this annual report. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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

The FMT segment contains the Energy platform (comprised of Corken, Liquid Controls, SAMPI and Toptech), the Valves platform (comprised of Alfa Valvole, Richter and Aegis), the Water platform (comprised of Pulsafeeder, OBL, Knight, ADS, Trebor and iPEK), the Pumps platform (comprised of Viking and Warren Rupp) and the Agriculture platform (comprised of Banjo). The HST segment contains the Scientific Fluidics & Optics platform (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, CiDRA Precision Services, thinXXS Microtechnology (“thinXXS”), CVI Melles Griot, Semrock, AT Films and Finger Lakes Instrumentation (“FLI”)), the Sealing Solutions platform (comprised of Precision Polymer Engineering, FTL Seals Technology, Novotema, SFC Koenig and Velcora Holding AB (“Velcora”)), the Gast platform, the Micropump platform and the Material Processing Technologies platform (comprised of Quadro, Fitzpatrick, Microfluidics and Matcon). The FSDP segment is comprised of the Fire & Safety platform (comprised of Class 1, Hale, Godiva, Akron Brass, Weldon, AWG Fittings, Dinglee, Hurst Jaws of Life, Lukas and Vetter), the Band-It platform and the Dispensing platform.

IDEX believes that each of its reporting units is a leader in its product and service areas. The Company also believes that its strong financial performance has been attributable to its ability to design and engineer specialized quality products, coupled with its ability to successfully identify, acquire and integrate strategic acquisitions.

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

Fluid & Metering Technologies accounted for 38% of IDEX’s sales in each of 2019, 2018 and 2017, respectively, with approximately 43% of its 2019 sales to customers outside the U.S. The segment accounted for 44%, 42% and 42% of total segment operating income in 2019, 2018 and 2017, respectively.

Energy.    Energy consists of the Company’s Corken, Liquid Controls, SAMPI and Toptech businesses. Energy is a leading supplier of flow meters, electronic registration and control products, rotary vane and turbine pumps, reciprocating piston compressors and terminal automation control systems. Applications for Liquid Controls and SAMPI consist of positive displacement flow meters and electronic registration and control products, including mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling and industrial metering and dispensing of liquids and gases. Corken products consist of positive-displacement rotary vane pumps, single and multistage regenerative turbine pumps and small horsepower reciprocating piston compressors. Toptech supplies terminal automation hardware and software to control and manage inventories as well as transactional data and invoicing to customers in the oil, gas and refined-fuels markets. Energy maintains facilities in Lake Bluff, Illinois (Liquid Controls products); Longwood, Florida and Zwijndrecht, Belgium (Toptech products); Oklahoma City, Oklahoma (Corken products); and Altopascio, Italy (SAMPI products). Approximately 44% of Energy’s 2019 sales were to customers outside the U.S.

Valves. Valves consists of the Company’s Alfa Valvole, Richter and Aegis businesses. Valves is a leader in the design, manufacture and sale of specialty valve products for use in the chemical, petro-chemical, energy and sanitary markets as well as a leading producer of fluoroplastic lined corrosion-resistant magnetic drive and mechanical seal pumps, shut-off, control and safety valves for corrosive, hazardous, contaminated, pure and high-purity fluids. Alfa Valvole’s products are used in various industrial fields for fluid control, in both gas and liquid form, in all sectors of plant engineering, cosmetics, detergents, food industry, electric energy, pharmaceutical, chemical plants, petrochemical plants, oil, heating/air conditioning and also on ships, ferries and marine oil platforms. Richter’s products offer superior solutions for demanding and complex pump and valve applications in the process industry. Aegis produces specialty chemical processing valves for use in the chemical, petro-chemical, chlor-alkali and pulp and paper industries. Valves maintains operations in Casorezzo, Italy (Alfa Valvole products); Cedar Falls, Iowa, Kempen, Germany and Suzhou, China (Richter products); and Geismar, Louisiana (Aegis products). Approximately 78% of Valves’ 2019 sales were to customers outside the U.S.

Water.    Water consists of the Company’s ADS, iPEK, Knight, Trebor, Pulsafeeder and OBL businesses. Water is a leading provider of metering technology, flow monitoring products and underground surveillance services for wastewater markets, alloy and non-metallic gear pumps, peristaltic pumps, transfer pumps as well as dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. ADS’ products and services provide comprehensive integrated solutions that enable industry, municipalities and government agencies to analyze and measure the capacity, quality and integrity of wastewater collection systems, including the maintenance and construction of such systems. iPEK supplies remote controlled systems used for infrastructure inspection. Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Trebor is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Trebor products are used in the manufacturing of semiconductors, disk drives and flat panel displays. Pulsafeeder products (which also include OBL products) are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition as well as peristaltic pumps. Its markets include water and wastewater treatment, oil and gas, power generation, pulp and paper, chemical and hydrocarbon processing and swimming pools. Water maintains operations in Huntsville, Alabama and various other locations in the United States, Canada and Australia (ADS products and services); Hirschegg, Austria and Sulzberg, Germany (iPEK products); Rochester, New York, Punta Gorda, Florida, and Milan, Italy (Pulsafeeder products); West Jordan, Utah (Trebor products); Irvine, California, Mississauga, Ontario, Canada, and Lewes, England (Knight products); and a maquiladora in Ciudad Juarez, Chihuahua, Mexico (Knight products). Approximately 44% of Water’s 2019 sales were to customers outside the U.S.

Pumps. Pumps consists of the Company’s Viking and Warren Rupp businesses. Pumps is a leading manufacturer of rotary internal gear, external gear, vane and rotary lobe pumps, custom-engineered OEM pumps, strainers, gear reducers and engineered pump systems. Viking’s products consist of external gear pumps, strainers and reducers and related controls used for transferring and metering thin and viscous liquids sold under the Viking and Wright Flow brands. Viking products primarily serve the chemical, petroleum, pulp and paper, plastics, paints, inks, tanker trucks, compressor, construction, food and beverage, personal care, pharmaceutical and biotech markets. Warren Rupp products (which include Versa-Matic products) are used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. Warren Rupp products, which include air-operated double diaphragm pumps, primarily serve the chemical, paint, food processing, electronics, construction, utilities, oil and gas, mining and industrial maintenance markets. Pumps maintains operations in Cedar Falls, Iowa (Viking and Wright Flow products); Eastbourne, England (Wright Flow products); Shannon, Ireland (Viking and Blagdon products); and Mansfield, Ohio (Warren Rupp products). Pumps primarily uses independent distributors to market and sell its products. Approximately 37% of Pumps’ 2019 sales were to customers outside the U.S.

Agriculture.   Agriculture consists of the Company’s Banjo business. Banjo is a provider of special purpose, severe-duty pumps, valves, fittings and systems used in liquid handling. Banjo is based in Crawfordsville, Indiana with distribution facilities in Didam, The Netherlands and Valinhos, Brazil. Its products are used in agriculture (approximately 71% of revenue) and industrial (approximately 29% of revenue) applications. Approximately 20% of Banjo’s 2019 sales were to customers outside the U.S.

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

Health & Science Technologies accounted for 37%, 36% and 36% of IDEX’s sales in 2019, 2018 and 2017, respectively, with approximately 55% of its 2019 sales to customers outside the U.S. The segment accounted for 31%, 32% and 32% of total segment operating income in 2019, 2018 and 2017, respectively.

Scientific Fluidics & Optics.    Scientific Fluidics & Optics consists of the Company’s Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, CiDRA Precision Services, thinXXS, CVI Melles Griot, Semrock, AT Films (including Precision Photonics products) and FLI businesses. Eastern Plastics products, which consist of high-precision integrated fluidics and associated engineered manifolds, are used in a broad set of end markets including medical diagnostics, analytical instrumentation and laboratory automation. Rheodyne products consist of injectors, valves, fittings and accessories for the analytical instrumentation market. These products are used by manufacturers of high pressure liquid chromatography (“HPLC”) equipment servicing the pharmaceutical, biotech, life science, food and beverage, and chemical markets. Sapphire Engineering and Upchurch Scientific products consist of fluidic components and systems for the analytical, biotech and diagnostic instrumentation markets, such as fittings, precision-dispensing pumps and valves, tubing and integrated tubing assemblies, filter sensors and other micro-fluidic and nano-fluidic components as well as advanced column hardware and accessories for the high performance liquid chromatography market. The products produced by Sapphire Engineering and Upchurch Scientific primarily serve the pharmaceutical, drug discovery, chemical, biochemical processing, genomics/proteomics research, environmental labs, food/agriculture, medical lab, personal care and plastics/polymer/rubber production markets. ERC manufactures gas liquid separations and detection solutions for the life science, analytical instrumentation and clinical chemistry markets. ERC’s products consist of in-line membrane vacuum degassing solutions, refractive index detectors and ozone generation systems. CiDRA Precision Services’ products consist of microfluidic components serving the life science, health and industrial markets and thinXXS is a leader in the design, manufacture and sale of microfluidic components serving the point of care, veterinary and life science markets. CVI Melles Griot is a global leader in the design and manufacture of precision photonic solutions used in the life science, research, semiconductor, security and defense markets. CVI Melles Griot’s innovative products are focused on the generation, control and productive use of light for a variety of key science and industrial applications. Products consist of specialty lasers and light sources, electro-optical components, specialty shutters, opto-mechanical assemblies and components. In addition, CVI Melles Griot produces critical components for life science research, electronics manufacturing, military and other industrial applications including lenses, mirrors, filters and polarizers. These components are utilized in a number of important applications such as spectroscopy, cytometry (cell counting), guidance systems for target designation, remote sensing, menology and optical lithography. Semrock is a provider of optical filters for biotech and analytical instrumentation in the life science market. Semrock’s optical filters are produced using state-of-the-art manufacturing processes which enable it to offer its customers significant improvements in instrument performance and reliability. AT Films specializes in optical components and coatings for applications in the fields of scientific research, defense, aerospace, telecommunications and electronics manufacturing. AT Films’ core competence is the design and manufacture of filters, splitters, reflectors and mirrors with the precise physical properties required to support their customers’ most challenging and cutting-edge optical applications. The Precision Photonics portion of its business specializes in optical components and coatings for applications in the fields of scientific research, aerospace, telecommunications and electronics manufacturing. FLI specializes in the design, development and production of low-noise cooled charge-coupled device (“CCD”) and high speed, high-sensitivity Scientific complementary metal-oxide semiconductor (“CMOS”) cameras for the astronomy and life sciences markets. Scientific Fluidics & Optics has facilities in Bristol, Connecticut (Eastern Plastics products); Rohnert Park, California (Rheodyne products); Middleboro, Massachusetts (Sapphire Engineering products); Oak Harbor, Washington (Upchurch Scientific products); Kawaguchi, Japan (ERC products); Wallingford, Connecticut (CiDRA Precision Services products); Zweibrücken, Germany (thinXXS products); Albuquerque, New Mexico, Rochester, New York, Leicester, England and Didam, The Netherlands (CVI Melles Griot products); Rochester, New York (Semrock products); Boulder, Colorado (AT Films products); and Lima, New York (FLI products). Approximately 51% of Scientific Fluidics & Optics’ 2019 sales were to customers outside the U.S.

Sealing Solutions.    Sealing Solutions consists of the Company’s Precision Polymer Engineering, FTL Seals Technology, Novotema, SFC Koenig and Velcora businesses. Precision Polymer Engineering is a provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries and applications, including hazardous duty, analytical instrumentation, semiconductor, process technologies, oil and gas, pharmaceutical, electronics and food applications. Precision Polymer Engineering is headquartered in Blackburn, England with an additional manufacturing facility in Brenham, Texas. FTL Seals Technology, located in Leeds, England, specializes in the design and application of high integrity rotary seals, specialty bearings and other custom products for the mining, power generation and marine markets. Novotema, located in Villongo, Italy, is a leader in the design, manufacture and sale of specialty sealing solutions for use in the building products, gas control, transportation, industrial and water markets. SFC Koenig is a producer of highly engineered expanders and check valves for critical applications across the transportation, hydraulic, aviation and medical markets. SFC Koenig is based in Dietikon, Switzerland, with additional facilities in North Haven, Connecticut, Illerrieden, Germany, and Suzhou, China. Velcora and its operating subsidiaries, Roplan and Steridose, are headquartered in Sweden with operations in China, the United Kingdom and the United States. Roplan is a global manufacturer of custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment. Steridose develops engineered hygienic mixers and valves for the global biopharmaceutical industry. Approximately 78% of Sealing Solutions’ 2019 sales were to customers outside the U.S.

Gast.    The Gast business is a leading manufacturer of air-moving products, including air motors, low-range and medium-range vacuum pumps, vacuum generators, regenerative blowers and fractional horsepower compressors. Gast products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure. Gast products primarily serve the medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts and industrial manufacturing markets. Based in Benton Harbor, Michigan, Gast also has a logistics and commercial center in Redditch, England. Approximately 25% of Gast’s 2019 sales were to customers outside the U.S.

Micropump.    Micropump, headquartered in Vancouver, Washington, is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump products are used in low-flow abrasive and corrosive applications. Micropump products primarily serve the continuous ink-jet printing, medical equipment, chemical processing, pharmaceutical, refining, laboratory, electronics, textiles, peristaltic metering pumps, analytical process controllers and sample preparation systems markets. Approximately 74% of Micropump’s 2019 sales were to customers outside the U.S.

Material Processing Technologies.    Material Processing Technologies consists of the Company’s Quadro, Fitzpatrick, Microfluidics and Matcon businesses. Quadro is a leading provider of particle control solutions for the pharmaceutical and bio-pharmaceutical markets. Based in Waterloo, Canada, Quadro’s core capabilities include fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing. Fitzpatrick is a global leader in the design and manufacture of process technologies for the pharmaceutical, food and personal care markets. Fitzpatrick designs and manufactures customized size reduction, roll compaction and drying systems to support their customers’ product development and manufacturing processes. Fitzpatrick is headquartered in Waterloo, Canada. Microfluidics is a global leader in the design and manufacture of laboratory and commercial equipment used in the production of micro and nano scale materials for the pharmaceutical and chemical markets. Microfluidics is the exclusive producer of the Microfluidizer family of high shear fluid processors for uniform particle size reduction, robust cell disruption and nanoparticle creation. Microfluidics is also based in Waterloo, Canada and has offices in Newton, Massachusetts. Matcon is a global leader in material processing solutions for high value powders used in the manufacture of pharmaceuticals, food, plastics and fine chemicals. Matcon’s innovative products consist of the original cone valve powder discharge system and filling, mixing and packaging systems, all of which support its customers’ automation and process requirements. These products are critical to its customers’ need to maintain clean, reliable and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing. Matcon is located in Evesham, England. Approximately 61% of Material Processing Technologies’ 2019 sales were to customers outside the U.S.

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

The Fire & Safety/Diversified Products segment accounted for 25%, 26% and 26% of IDEX’s sales in 2019, 2018 and 2017, respectively, with approximately 52% of its 2019 sales to customers outside the U.S. The segment accounted for 25%, 26% and 26% of total segment operating income in 2019, 2018 and 2017, respectively.

Fire & Safety.    Fire & Safety consists of the Company’s Class 1, Hale, Godiva, Akron Brass, AWG Fittings, Dinglee, Hurst Jaws of Life, Lukas and Vetter businesses, which produce truck-mounted and portable fire pumps, stainless steel valves, monitors, apparatus valves, nozzles, foam and compressed air foam systems, pump modules and pump kits, electronic controls and information systems, conventional and networked electrical systems, mechanical components for the fire, rescue and specialty vehicle markets, hydraulic, battery, gas and electric-operated rescue equipment, hydraulic re-railing equipment, hydraulic tools for industrial applications, recycling cutters, pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection and disaster control and shoring equipment for vehicular or structural collapse. Fire & Safety’s customers are OEMs as well as public and private fire and rescue organizations. Fire & Safety maintains facilities in Ocala, Florida (Class 1 and Hale products); Warwick, England (Godiva products); Wooster and Columbus, Ohio (Akron Brass and Weldon products); Ballendorf, Germany (AWG Fittings products); Shelby, North Carolina (Hurst Jaws of Life products); Tianjin, China (Dinglee products); Erlangen, Germany (Lukas products); and Zulpich, Germany (Vetter products). Approximately 50% of Fire & Safety’s 2019 sales were to customers outside the U.S.

Band-It.    Band-It is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The BAND-IT brand is highly recognized worldwide. Band-It products are used for securing exhaust system heat and sound shields, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling and in numerous other industrial and commercial applications. Band-It products primarily serve the automotive, transportation equipment, oil and gas, general industrial maintenance, electronics, electrical, communications, aerospace, utility, municipal and subsea marine markets. Band-It is based in Denver, Colorado, with additional operations in Staveley, England. Approximately 41% of Band-It’s 2019 sales were to customers outside the U.S.

Dispensing.    Dispensing produces precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. Dispensing is a global supplier of precision-designed tinting, mixing, dispensing and measuring equipment for auto refinishing and architectural paints. Dispensing products are used in retail and commercial stores, hardware stores, home centers, department stores, automotive body shops as well as point-of-purchase dispensers. Dispensing maintains facilities in Sassenheim, The Netherlands, Wheeling, Illinois, Unanderra, Australia and Milan, Italy as well as IDEX shared manufacturing facilities in India and China. Approximately 67% of Dispensing’s 2019 sales were to customers outside the U.S.

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

Principal competitors of the Fluid & Metering Technologies segment are the Pumps Group (Maag, Blackmer and Wilden products) of Dover Corporation (with respect to pumps and small horsepower compressors used in liquefied petroleum gas distribution facilities, rotary gear pumps and air-operated double-diaphragm pumps); Milton Roy LLC (with respect to metering pumps and controls); and Tuthill Corporation (with respect to rotary gear pumps).

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

Customers

None of our customers in 2019 accounted for more than two percent of net sales.

Employees

At December 31, 2019, the Company had 7,439 employees. Approximately 7% of employees were represented by labor unions, with various contracts expiring through June 2023. Management believes that the Company has a positive relationship with its employees. The Company historically has been able to renegotiate its collective bargaining agreements satisfactorily, with its last work stoppage occurring in March 1993.

Suppliers

The Company manufactures many of the parts and components used in its products. Substantially all materials, parts and components purchased by the Company are available from multiple sources.

Inventory and Backlog

The Company regularly and systematically adjusts production schedules and quantities based on the flow of incoming orders. Backlogs typically are limited to two months of production. While total inventory levels also may be affected by changes in orders, the Company generally tries to maintain relatively stable inventory levels based on its assessment of the requirements of the various industries served.

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

Segment Information

For segment financial information for the years 2019, 2018 and 2017, including financial information about foreign and domestic sales and operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Information about Our Executive Officers

Set forth below are the names of the executive officers of the Company, their ages, years of service, the positions held by them and their business experience during the past five years.

Name	Age	Years of Service	Position
Andrew K. Silvernail	49	11	President, Chairman of the Board and Chief Executive Officer
William K. Grogan	41	8	Senior Vice President and Chief Financial Officer
Eric D. Ashleman	52	11	Senior Vice President and Chief Operating Officer
Jeffrey D. Bucklew	49	8	Senior Vice President-Chief Human Resources Officer
Denise R. Cade	57	4	Senior Vice President, General Counsel and Corporate Secretary
Daniel J. Salliotte	53	15	Senior Vice President-Corporate Development
Michael J. Yates	54	14	Vice President and Chief Accounting Officer

Mr. Silvernail has served as President and Chief Executive Officer since August 2011 and as Chairman of the Board since January 2012. Prior to that, Mr. Silvernail was Vice President-Group Executive Health & Science Technologies, Global Dispensing and Fire & Safety/Diversified Products from January 2011 to August 2011. From February 2010 to December 2010, Mr. Silvernail was Vice President-Group Executive Health & Science Technologies and Global Dispensing. Mr. Silvernail joined IDEX in January 2009 as Vice President-Group Executive Health & Science Technologies.

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

Item 1A.        Risk Factors.

For an enterprise as diverse and complex as the Company, a wide range of factors present risks to the Company and could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of our operations and the financial results of our operations elsewhere in this report, the most significant of these factors are included below. Current global economic events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business.

Changes in U.S. or International Economic Conditions Could Materially Adversely Affect the Sales and Profitability of Our Businesses.

In 2019, 50% of the Company’s sales were derived from domestic operations while 50% were derived from international operations. The Company’s largest end markets include industrial, semiconductor, automotive, life sciences and medical technologies, fire and rescue, oil and gas, paint and coatings, chemical processing, agriculture, water and wastewater treatment and optical filters and components. A slowdown in the U.S. or global economy and, in particular, any of these specific end markets could materially reduce the Company’s sales and profitability.

Change to Geopolitical and Economic Conditions in the U.S. and Foreign Countries in Which We Operate Could Adversely Affect Our Business.

In 2019, approximately 50% of our total sales were to customers outside the U.S. We expect our international operations and export sales to continue to be significant for the foreseeable future. Our sales from international operations and our sales from export are both subject in varying degrees to risks inherent in doing business outside the U.S. These risks include the following:

•	possibility of unfavorable circumstances arising from host country laws or regulations;

•	risks of economic instability;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	potential negative consequences from changes to taxation policies;

•	disruption of operations from labor and political disturbances;

•	withdrawal from or renegotiation of international trade agreements and other restrictions on the trade between the United States and other countries;

•	risks related to other government regulation or required compliance with local laws;

•	effects of the United Kingdom’s decision to exit the European Union and related potential disruption to trade;

•	changes in tariff and trade barriers, including the recent impact of the first phase of the trade agreement between the United States and China; and

•	geopolitical events, including natural disasters, public health issues, political instability, terrorism, insurrection or war.

Any of these events could have a materially adverse impact on our business and operations.

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

We are Dependent on the Availability of Raw Materials, Parts and Components Used in Our Products.

While we manufacture certain parts and components used in our products, we require substantial amounts of raw materials and purchase some parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, including due to geopolitical unrest, unfavorable economic or industry conditions, labor disruptions, catastrophic weather events, natural disasters or the occurrence of a contagious disease or illness, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, these raw materials or parts and components could materially affect our business, financial condition, results of operations and cash flow.

Significant Movements in Foreign Currency Exchange Rates May Harm Our Financial Results.

We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Swiss Franc, Canadian Dollar, British Pound, Indian Rupee, Chinese Renminbi and Swedish Krona. Any significant change in the value of the currencies of the countries in which we do business against the U.S. Dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our results of operations. For additional detail related to this risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Fluctuations in Interest Rates Could Adversely Affect Our Results of Operations and Financial Position.

Our profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates. We maintain a revolving credit facility, which bears interest at either an alternate base rate or adjusted LIBOR plus, in each case, an applicable margin based on the Company's senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio. A significant increase in LIBOR would significantly increase our cost of borrowings. We are also exposed to risks if the U.S. Federal Reserve raises its benchmark interest rate, which may reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

An Unfavorable Outcome of Any of Our Pending Contingencies or Litigation Could Adversely Affect Us.

We are currently involved in pending and threatened legal, regulatory and other proceedings arising in the ordinary course of business. These proceedings may pertain to matters such as product liability or contract disputes, and may also involve governmental inquiries, inspections, audits or investigations relating to issues such as tax matters, intellectual property, environmental, health and safety issues, governmental regulations, employment and other matters. Where it is reasonably possible to do so, we accrue estimates of the probable costs for the resolution of these matters. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results and the availability of insurance coverage, assuming a combination of litigation and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be materially affected by changes in our assumptions, the continued availability of insurance coverage or the effectiveness of our strategies related to these proceedings. For additional detail related to this risk, see Item 3, “Legal Proceedings” and Note 10 in Part II, Item 8, “Financial Statements and Supplementary Data.”

Our Intangible Assets, Including Goodwill, are a Significant Portion of Our Total Assets and a Write-off of Our Intangible Assets or Goodwill Would Adversely Impact Our Operating Results and Significantly Reduce Our Net Worth.

Our total assets reflect substantial intangible assets, primarily goodwill and identifiable intangible assets. At December 31, 2019, goodwill and intangible assets totaled $1,779.7 million and $388.0 million, respectively. These assets primarily result from our acquisitions, representing the excess of the purchase price over the fair value of the tangible net assets we have acquired. Annually, or when certain events occur that require a more current valuation, we assess whether there has been an impairment in the value of our goodwill and identifiable intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below forecasted levels, we could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of our goodwill or identifiable intangible assets would adversely impact our results of operations and net worth. See Note 5 in Part II, Item 8, “Financial Statements and Supplementary Data” for further discussion on goodwill and intangible assets.

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

Challenges with Respect to Labor Availability Could Negatively Impact our Ability to Operate or Grow our Business.

Our success depends in part on the ability of our businesses to proactively attract, motivate and retain a qualified and highly skilled workforce in an intensely competitive labor market. A failure to attract, motivate and retain highly skilled personnel could adversely affect our operating results or our ability to operate or grow our business. Additionally, any labor stoppages or labor disruptions, including due to geopolitical unrest, unfavorable economic or industry conditions, catastrophic weather events, natural disasters or the occurrence of a contagious disease or illness could adversely affect our operating results or our ability to operate or grow our business.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.        Properties.

The Company’s principal plants and offices have an aggregate floor space area of approximately 4.7 million square feet, of which 3.1 million square feet (66%) is located in the U.S. and approximately 1.6 million square feet (34%) is located outside the U.S., primarily in Germany (10%), U.K. (6%), Italy (5%), India (3%), China (2%), Sweden (2%), Canada (2%) and The Netherlands (2%). Management considers these facilities suitable and adequate for the Company’s operations. Management believes the Company can meet demand increases over the near term with its existing facilities, especially given its operational improvement initiatives that usually increase capacity. The Company’s executive office occupies 36,588 square feet of leased space in Lake Forest, Illinois and 16,268 square feet of leased space in Chicago, Illinois.

Approximately 2.9 million square feet (61%) of the principal plant and office floor area is owned by the Company and the balance is held under lease. Approximately 1.9 million square feet (39%) of the principal plant and office floor area is held by business units in the Fluid & Metering Technologies segment; 1.4 million square feet (30%) is held by business units in the Health & Science Technologies segment; and 1.2 million square feet (26%) is held by business units in the Fire & Safety/Diversified Products segment. The remaining 0.2 million square feet (5%) include the executive office as well as shared services locations.

Item 3.        Legal Proceedings.

The Company and its subsidiaries are party to legal proceedings as described in Note 10 in Part II, Item 8, “Commitments and Contingencies,” and such disclosure is incorporated by reference into this Item 3, “Legal Proceedings.” In addition, the Company and six of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third party suppliers and were not manufactured by the Company or any of the defendant subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance, subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover these settlements and legal costs, or how insurers may respond to claims that are tendered to them. Claims have been filed in jurisdictions throughout the United States and the United Kingdom. Most of the claims resolved to date have been dismissed without payment. The balance of the claims have been settled for various insignificant amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 4.        Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange under the symbol “IEX”. As of February 18, 2020, there were approximately 5,416 stockholders of record of our common stock and there were 76,205,390 shares outstanding.

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

The Company’s purchases of common stock during the quarter ended December 31, 2019 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2019 to October 31, 2019	—	$—	—	$322,342,564
November 1, 2019 to November 30, 2019	—	—	—	322,342,564
December 1, 2019 to December 31, 2019	—	—	—	322,342,564
Total	—	$—	—	$322,342,564

(1)
On December 1, 2015, the Company’s Board of Directors approved an increase of $300.0 million in the authorized level of repurchases of common stock. This followed the prior Board of Directors approved repurchase authorization of $400.0 million that was announced by the Company on November 6, 2014. These authorizations have no expiration date.

Performance Graph. The following table compares total stockholder returns over the last five years to the Standard & Poor’s (the “S&P”) 500 Index, the S&P Midcap Industrials Sector Index and the Russell 2000 Index assuming the value of the investment in our common stock and each index was $100 on December 31, 2014. Total return values for our common stock, the S&P 500 Index, S&P Midcap Industrials Sector Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance.

	12/14	12/15	12/16	12/17	12/18	12/19
IDEX Corporation	$100.00	$98.42	$115.70	$169.54	$162.20	$220.97
S&P 500 Index	$100.00	$99.27	$108.74	$129.86	$121.76	$156.92
S&P Midcap 400 Industrials Sector Index	$100.00	$95.72	$121.64	$148.61	$125.03	$165.04
Russell 2000 Index	$100.00	$94.29	$112.65	$127.46	$111.94	$138.50

The information contained in this Performance Graph section shall not be deemed to be “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.        Selected Financial Data.(1)

(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
RESULTS OF OPERATIONS
Net sales	$2,494,573	$2,483,666	$2,287,312	$2,113,043	$2,020,668
Gross profit	1,125,034	1,117,895	1,026,678	930,767	904,315
Selling, general and administrative expenses	524,987	536,724	524,940	492,398	474,156
Loss (gain) on sale of businesses - net	—	—	(9,273)	22,298	(18,070)
Restructuring expenses	21,044	12,083	8,455	3,674	11,239
Operating income	579,003	569,088	502,556	412,397	436,990
Other (income) expense - net	1,759	(3,985)	2,394	(1,731)	3,009
Interest expense	44,341	44,134	44,889	45,616	41,636
Provision for income taxes	107,382	118,366	118,016	97,403	109,538
Net income	425,521	410,573	337,257	271,109	282,807
Earnings per share: (2)
— basic	$5.62	$5.36	$4.41	$3.57	$3.65
— diluted	$5.56	$5.29	$4.36	$3.53	$3.62
Weighted average shares outstanding:
— basic	75,594	76,412	76,232	75,803	77,126
— diluted	76,454	77,563	77,333	76,758	77,972
Year-end shares outstanding	76,088	75,953	76,694	76,441	76,535
Cash dividends per share	$2.00	$1.72	$1.48	$1.36	$1.28
FINANCIAL POSITION
Current assets	$1,261,445	$1,092,532	$1,004,043	$822,721	$862,684
Current liabilities	357,877	364,661	360,975	309,158	309,597
Current ratio	3.5	3.0	2.8	2.7	2.8
Operating working capital (3)	453,190	448,991	406,823	396,739	370,213
Total assets	$3,813,912	$3,473,857	$3,399,628	$3,154,944	$2,805,443
Total borrowings	849,252	848,818	859,046	1,015,281	840,794
Shareholders’ equity	2,263,229	1,994,640	1,886,542	1,543,894	1,443,291
PERFORMANCE MEASURES AND OTHER DATA
Percent of net sales:
Gross profit	45.1%	45.0%	44.9%	44.0%	44.8%
Selling, general and administrative expenses	21.0%	21.6%	23.0%	23.3%	23.5%
Operating income	23.2%	22.9%	22.0%	19.5%	21.6%
Income before income taxes	21.4%	21.3%	19.9%	17.4%	19.4%
Net income	17.1%	16.5%	14.7%	12.8%	14.0%
Capital expenditures	$50,912	$56,089	$43,858	$38,242	$43,776
Depreciation and amortization	76,876	77,544	84,216	86,892	78,120
Return on average assets (4)	11.7%	11.9%	10.3%	9.1%	9.9%
Borrowings as a percent of capitalization (4)	27.3%	29.9%	31.3%	39.7%	36.8%
Return on average shareholders’ equity (4)	20.0%	21.2%	19.7%	18.2%	19.3%
Employees at year end	7,439	7,352	7,167	7,158	6,801
NON-GAAP MEASURES (5)
EBITDA	$654,120	$650,617	$584,378	$501,020	$512,101
EBITDA margin	26.2%	26.2%	25.5%	23.7%	25.3%
Adjusted EBITDA	$678,504	$662,700	$583,560	$530,546	$505,270
Adjusted EBITDA margin	27.2%	26.7%	25.5%	25.1%	25.0%
Adjusted operating income	$603,387	$581,171	$501,738	$438,369	$430,159
Adjusted operating margin	24.2%	23.4%	21.9%	20.7%	21.3%
Adjusted net income	$444,204	$419,624	$333,667	$288,373	$277,229
Adjusted earnings per share	$5.80	$5.41	$4.31	$3.75	$3.55

(1)
This selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes in Part II, Item 8, “Financial Statements and Supplementary Data” and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

(5)
Set forth below are reconciliations of Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EPS, EBITDA and Adjusted EBITDA to the comparable measures of net income and operating income, as determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We have reconciled Adjusted gross profit to Gross profit, Adjusted operating income to Operating income; Adjusted net income to Net income; Adjusted EPS to EPS; consolidated EBITDA, segment EBITDA, adjusted consolidated EBITDA and adjusted segment EBITDA to net income. The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that we do not allocate consolidated interest expense or the consolidated provision for income taxes to our segments.

Management uses Adjusted gross profit, Adjusted operating income, Adjusted net income and Adjusted EPS as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as gains/losses on the sale of businesses, restructuring expenses, a fair value inventory step-up charge and pension settlements. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making.

EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across our three segments and for enterprise valuation purposes. EBITDA is also used to calculate certain financial covenants, as discussed in Note 6 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” In addition, EBITDA has been adjusted for items that are not reflective of ongoing operations, such as gains/losses on the sale of businesses, restructuring expenses, a fair value inventory step-up charge and pension settlements to arrive at Adjusted EBITDA. Management believes that Adjusted EBITDA is useful as a performance indicator of ongoing operations. We believe that Adjusted EBITDA is also useful to some investors as an indicator of the strength and performance of the Company and its segments’ ongoing business operations and a way to evaluate and compare operating performance and value companies within our industry. The definition of Adjusted EBITDA used here may differ from that used by other companies.

Also set forth below is a reconciliation of the change in organic net sales to the comparable measure of net sales as determined in accordance with U.S. GAAP, which represents the year-over-year consistency in net sales after excluding the impact from acquisitions/divestitures and foreign currency translation. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of organic net sales.

The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

1. Reconciliations of Consolidated EBITDA

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net income	$425,521	$410,573	$337,257	$271,109	$282,807
+ Provision for income taxes	107,382	118,366	118,016	97,403	109,538
+ Interest expense	44,341	44,134	44,889	45,616	41,636
+ Depreciation and amortization	76,876	77,544	84,216	86,892	78,120
EBITDA	654,120	650,617	584,378	501,020	512,101
+ Restructuring expenses	21,044	12,083	8,455	3,674	11,239
+ Loss (gain) on sale of businesses - net	—	—	(9,273)	22,298	(18,070)
+ Pension settlement	—	—	—	3,554	—
+ Fair value inventory step-up charge	3,340	—	—	—	—
Adjusted EBITDA	$678,504	$662,700	$583,560	$530,546	$505,270

Net sales	$2,494,573	$2,483,666	$2,287,312	$2,113,043	$2,020,668
EBITDA margin	26.2%	26.2%	25.5%	23.7%	25.3%
Adjusted EBITDA margin	27.2%	26.7%	25.5%	25.1%	25.0%

2. Reconciliations of Segment EBITDA

	For the Years Ended December 31,
	2019			2018			2017
	FMT	HST	FSDP	FMT	HST	FSDP	FMT	HST	FSDP
	(In thousands)
EBITDA	$306,933	$237,480	$178,820	$296,079	$246,810	$186,538	$263,610	$225,649	$159,610
+ Restructuring expenses	2,879	14,249	1,364	2,458	5,904	2,184	3,374	4,696	255
+ Fair value inventory step-up charge		3,340		—	—	—	—	—	—
Adjusted EBITDA	$309,812	$255,069	$180,184	$298,537	$252,714	$188,722	$266,984	$230,345	$159,865

Net sales	$957,028	$914,446	$626,770	$951,552	$896,419	$637,028	$880,957	$820,131	$587,533
EBITDA margin	32.1%	26.0%	28.5%	31.1%	27.5%	29.3%	29.9%	27.5%	27.2%
Adjusted EBITDA margin	32.4%	27.9%	28.7%	31.4%	28.2%	29.6%	30.3%	28.1%	27.2%

3. Reconciliations of Consolidated Reported-to-Adjusted Operating Income and Margin

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Operating income	$579,003	$569,088	$502,556	$412,397	$436,990
+ Restructuring expenses	21,044	12,083	8,455	3,674	11,239
+ Loss (gain) on sale of businesses - net	—	—	(9,273)	22,298	(18,070)
+ Fair value inventory step-up charge	3,340	—	—	—	—
Adjusted operating income	$603,387	$581,171	$501,738	$438,369	$430,159

Net sales	$2,494,573	$2,483,666	$2,287,312	$2,113,043	$2,020,668

Operating margin	23.2%	22.9%	22.0%	19.5%	21.6%
Adjusted operating margin	24.2%	23.4%	21.9%	20.7%	21.3%

4. Reconciliations of Segment Reported-to-Adjusted Operating Income and Margin

	For the Years Ended December 31,
	2019			2018			2017
	FMT	HST	FSDP	FMT	HST	FSDP	FMT	HST	FSDP
	(In thousands)
Operating income	$285,256	$200,200	$165,258	$275,060	$205,679	$168,601	$241,030	$179,567	$147,028
+ Restructuring expenses	2,879	14,249	1,364	2,458	5,904	2,184	3,374	4,696	255
+ Fair value inventory step-up charge	—	3,340	—	—	—	—	—	—	—
Adjusted operating income	$288,135	$217,789	$166,622	$277,518	$211,583	$170,785	$244,404	$184,263	$147,283

Net sales	$957,028	$914,446	$626,770	$951,552	$896,419	$637,028	$880,957	$820,131	$587,533

Operating margin	29.8%	21.9%	26.4%	28.9%	22.9%	26.5%	27.4%	21.9%	25.0%
Adjusted operating margin	30.1%	23.8%	26.6%	29.2%	23.6%	26.8%	27.7%	22.5%	25.1%

5. Reconciliations of Consolidated Reported-to-Adjusted Gross Profit and Margin

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Gross profit	$1,125,034	$1,117,895	$1,026,678	$930,767	$904,315
+ Fair value inventory step-up charge	3,340	—	—	—	—
Adjusted gross profit	$1,128,374	$1,117,895	$1,026,678	$930,767	$904,315

Net sales	$2,494,573	$2,483,666	$2,287,312	$2,113,043	$2,020,668

Gross margin	45.1%	45.0%	44.9%	44.0%	44.8%
Adjusted gross margin	45.2%	45.0%	44.9%	44.0%	44.8%

6. Reconciliations of Reported-to-Adjusted Net Income and EPS

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net income	$425,521	$410,573	$337,257	$271,109	$282,807
+ Restructuring expenses	21,044	12,083	8,455	3,674	11,239
+ Tax impact on restructuring expenses	(4,966)	(3,032)	(2,772)	(1,299)	(3,586)
+ Fair value inventory step-up charge	3,340	—	—	—	—
+ Tax impact on fair value inventory step-up charge	(735)	—	—	—	—
+ Loss (gain) on sale of businesses	—	—	(9,273)	22,298	(18,070)
+ Tax impact on loss (gain) on sale of businesses	—	—	—	(9,706)	4,839
+ Pension settlement	—	—	—	3,554	—
+ Tax impact on pension settlement	—	—	—	(1,257)	—
Adjusted net income	$444,204	$419,624	$333,667	$288,373	$277,229

EPS	$5.56	$5.29	$4.36	$3.53	$3.62
+ Restructuring expenses	0.28	0.16	0.11	0.05	0.14
+ Tax impact on restructuring expenses	(0.07)	(0.04)	(0.04)	(0.02)	(0.04)
+ Fair value inventory step-up charge	0.04	—	—	—	—
+ Tax impact on fair value inventory step-up charge	(0.01)	—	—	—	—
+ Loss (gain) on sale of businesses	—	—	(0.12)	0.29	(0.23)
+ Tax impact on loss (gain) on sale of businesses	—	—	—	(0.13)	0.06
+ Pension settlement	—	—	—	0.05	—
+ Tax impact on pension settlement	—	—	—	(0.02)	—
Adjusted EPS	$5.80	$5.41	$4.31	$3.75	$3.55

Diluted weighted average shares	76,454	77,563	77,333	76,758	77,972

7. Reconciliations of EBITDA to Net Income (dollars in thousands)

	For the Year Ended December 31, 2019
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$285,256	$200,200	$165,258	$(71,711)	$579,003
- Other (income) expense - net	475	2,441	771	(1,928)	1,759
+ Depreciation and amortization	22,152	39,721	14,333	670	76,876
EBITDA	306,933	237,480	178,820	(69,113)	654,120
- Interest expense					44,341
- Provision for income taxes					107,382
- Depreciation and amortization					76,876
Net income					$425,521

Net sales (eliminations)	$957,028	$914,446	$626,770	$(3,671)	$2,494,573

Operating margin	29.8%	21.9%	26.4%	n/m	23.2%
EBITDA margin	32.1%	26.0%	28.5%	n/m	26.2%

	For the Year Ended December 31, 2018
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$275,060	$205,679	$168,601	$(80,252)	$569,088
- Other (income) expense - net	1,351	(1,192)	(3,444)	(700)	(3,985)
+ Depreciation and amortization	22,370	39,939	14,493	742	77,544
EBITDA	296,079	246,810	186,538	(78,810)	650,617
- Interest expense					44,134
- Provision for income taxes					118,366
- Depreciation and amortization					77,544
Net income					$410,573

Net sales (eliminations)	$951,552	$896,419	$637,028	$(1,333)	$2,483,666

Operating margin	28.9%	22.9%	26.5%	n/m	22.9%
EBITDA margin	31.1%	27.5%	29.3%	n/m	26.2%

	For the Year Ended December 31, 2017
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$241,030	$179,567	$147,028	$(65,069)	$502,556
- Other (income) expense - net	1,007	(795)	1,959	223	2,394
+ Depreciation and amortization	23,587	45,287	14,541	801	84,216
EBITDA	263,610	225,649	159,610	(64,491)	584,378
- Interest expense					44,889
- Provision for income taxes					118,016
- Depreciation and amortization					84,216
Net income					$337,257

Net sales (eliminations)	$880,957	$820,131	$587,533	$(1,309)	$2,287,312

Operating margin	27.4%	21.9%	25.0%	n/m	22.0%
EBITDA margin	29.9%	27.5%	27.2%	n/m	25.5%

8. Reconciliation of the Change in Net Sales to Net Organic Sales

	For the Year Ended December 31,
	2019				2018				2017
	FMT	HST	FSDP	IDEX	FMT	HST	FSDP	IDEX	FMT	HST	FSDP	IDEX
Change in net sales	1%	2%	(2)%	—%	8%	9%	8%	9%	4%	10%	13%	8%
- Net impact from acquisitions/divestitures	—%	2%	—%	1%	(2)%	2%	—%	—%	(2)%	3%	9%	2%
- Impact from FX	(1)%	(1)%	(2)%	(2)%	1%	1%	1%	1%	—%	(1)%	—%	—%
Change in organic net sales	2%	1%	—%	1%	9%	6%	7%	8%	6%	8%	4%	6%

Refer to Management’s Discussion and Analysis for definition and further discussion on organic sales.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes in this annual report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this annual report.

2019 Overview

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

The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded sealing components, custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment, engineered hygienic mixers and valves for the global biopharmaceutical industry, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Health & Science Technologies segment contains the Scientific Fluidics & Optics platform (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, CiDRA Precision Services, thinXXS, CVI Melles Griot, Semrock, Advanced Thin Films and FLI), the Sealing Solutions platform (comprised of Precision Polymer Engineering, FTL Seals Technology, Novotema, SFC Koenig and Velcora) the Gast platform, the Micropump platform and the Material Processing Technologies platform (comprised of Quadro, Fitzpatrick, Microfluidics and Matcon).

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

Our 2019 financial results were as follows:

•
Sales of $2.5 billion were flat, reflecting a 1% increase in organic sales and a 1% increase due to acquisitions (Velcora - July 2019 and FLI - July 2018), offset by a 2% decrease due to foreign currency translation.

•	Operating income of $579.0 million was up 2% and operating margin of 23.2% was up 30 basis points from the prior year.

•	Net income increased 4% to $425.5 million.

•	Diluted EPS of $5.56 increased $0.27, or 5%, compared to 2018.

Our 2019 financial results, adjusted for $21.0 million of restructuring expense and a $3.3 million fair value inventory step-up charge, compared to our 2018 financial results, adjusted for $12.1 million of restructuring expense, were as follows (these non-GAAP measures have been reconciled to U.S. GAAP measures in Item 6, “Selected Financial Data”):

•	Adjusted operating income of $603.4 million was up 4% and adjusted operating margin of 24.2% was up 80 basis points from the prior year.

•	Adjusted net income increased 6% to $444.2 million.

•	Adjusted EPS of $5.80 was 7% higher than prior year adjusted EPS of $5.41.

Results of Operations

The following is a discussion and analysis of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For discussion related to the results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. For purposes of this Item, reference is made to the Consolidated Statements of Operations in Part II, Item 8, “Financial Statements and Supplementary Data.” Segment operating income excludes unallocated corporate operating expenses. Management’s primary measurements of segment performance are sales, operating income and operating margin.

In the following discussion, and throughout this report, references to organic sales, a non-GAAP measure, refers to sales from continuing operations calculated according to U.S. GAAP but excludes (1) the impact of foreign currency translation and (2) sales from acquired or divested businesses during the first twelve months of ownership or divestiture. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long-term performance difficult due to the varying nature, size and number of transactions from period to period and between the Company and its peers.

Performance in 2019 Compared with 2018

(In thousands)	2019	2018	Change
Net sales	$2,494,573	$2,483,666	—
Operating income	579,003	569,088	2%

Sales in 2019 were $2.5 billion, which was flat compared with last year. This reflects a 1% increase in organic sales and a 1% increase from acquisitions (Velcora - July 2019 and FLI - July 2018), offset by a 2% unfavorable impact from foreign currency translation. Sales to customers outside the U.S. represented approximately 50% of total sales in 2019 compared with 51% in 2018.

In 2019, Fluid & Metering Technologies contributed 38% of sales and 44% of total segment operating income; Health & Science Technologies contributed 37% of sales and 31% of total segment operating income; and Fire & Safety/Diversified Products contributed 25% of sales and 25% of total segment operating income.

Gross profit of $1.1 billion in 2019 increased $7.1 million, or 1%, from 2018, while gross margin increased 10 basis points to 45.1% in 2019 from 45.0% in 2018. The increase in gross profit and margin is primarily a due to price capture and productivity initiatives, partially offset by a fair value inventory step-up charge, inflation and higher engineering costs.

Selling, general and administrative (“SG&A”) expenses decreased to $525.0 million in 2019 from $536.7 million in 2018. The $11.7 million decrease is primarily due to lower variable compensation expenses and tighter cost controls in 2019 as well as a stamp duty charge in Switzerland in 2018. As a percentage of sales, SG&A expenses were 21.2% for 2019 and 21.6% for 2018.

In 2019 and 2018, the Company incurred pre-tax restructuring expenses totaling $21.0 million and $12.1 million, respectively, to facilitate long-term, sustainable growth through cost reduction actions, primarily consisting of employee reductions, facility rationalization and impairment charges. The restructuring expenses included severance benefits of $9.8 million, exit costs of $1.1 million and impairment charges of $10.1 million. In the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the HST segment. Prior to making a final decision on the options that were presented for this business, the business was informed in the third quarter of 2019 of the loss of its largest customer. As a result,the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time, requiring a $9.7 million impairment charge. In addition, in the fourth quarter of 2019, the Company completed the consolidation of one of its facilities into the Optics Center of Excellence in Rochester, New York, which resulted in a $0.4 million impairment charge.

Operating income of $579.0 million in 2019 increased from $569.1 million in 2018, and operating margin of 23.2% in 2019 was up 30 basis points from 22.9% in 2018. Both operating income and operating margin increased compared to 2018 primarily due to price capture, productivity initiatives and tighter cost controls in 2019, partially offset by inflation and sales mix.

Other (income) expense - net changed by $5.7 million, from income of $4.0 million in 2018 to expense of $1.8 million in 2019 mainly due to foreign currency transaction gains in 2018 that did not repeat in 2019.

Interest expense increased to $44.3 million in 2019 from $44.1 million in 2018. The increase was primarily due to interest on debt assumed in the Velcora acquisition, which has been subsequently retired.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $107.4 million in 2019 compared to $118.4 million in 2018. The effective tax rate decreased to 20.2% in 2019 compared to 22.4% in 2018 due to an increase in the excess tax benefits related to share-based compensation, a partial change in the assertion of permanent reinvestment of certain foreign tax earnings in 2018, and the mix of global pre-tax income among jurisdictions.

Net income for the year of $425.5 million increased from $410.6 million in 2018. Diluted earnings per share in 2019 of $5.56 increased $0.27 from $5.29 in 2018.

Fluid & Metering Technologies Segment

(In thousands)	2019	2018	Change
Net sales	$957,028	$951,552	1%
Operating income	285,256	275,060	4%
Operating margin	29.8%	28.9%	90	bps

Sales of $957.0 million increased $5.5 million, or 1%, in 2019 compared with 2018. This increase reflected a 2% increase in organic sales, partially offset by a 1% unfavorable impact from foreign currency translation. In 2019, sales were flat domestically and up 1% internationally. Sales to customers outside the U.S. were approximately 43% of total segment sales in both 2019 and 2018.

Sales within our Valves platform increased compared to 2018 due to strength in the chemical end market. Sales within our Pumps platform increased compared to 2018 due to strength in the North American industrial market in the first half of the year and lease automated custody transfer (“LACT”) product growth. Sales within our Energy platform increased slightly compared to 2018 due to market demand stability, despite lower capital investment as a result of declines in fuel prices. Sales within our Water platform were flat compared to 2018 as municipal markets remained fairly consistent. Sales within our Agriculture platform decreased compared to 2018 due to challenging market conditions from geopolitical uncertainty and depressed commodity prices.

Operating income and operating margin of $285.3 million and 29.8%, respectively, were higher than the $275.1 million and 28.9%, respectively, recorded in 2018, primarily due to increased volume, price capture and productivity initiatives.

Health & Science Technologies Segment

(In thousands)	2019	2018	Change
Net sales	$914,446	$896,419	2%
Operating income	200,200	205,679	(3)%
Operating margin	21.9%	22.9%	(100)	bps

Sales of $914.4 million increased $18.0 million, or 2%, in 2019 compared with 2018. This increase reflected a 1% increase in organic sales and a 2% increase from acquisitions (Velcora - July 2019 and FLI - July 2018), partially offset by a 1% unfavorable impact from foreign currency translation. In 2019, sales increased 5% domestically and were flat internationally. Sales to customers outside the U.S. were approximately 55% of total segment sales in 2019 compared with 56% in 2018.

Sales in our Gast platform increased compared to 2018 due to strong demand related to our targeted growth initiatives. Sales within our Scientific Fluidics & Optics platform increased compared to 2018 due to new product introductions and strong demand across our end markets primarily in vitro diagnostics (“IVD”) and biotechnology. Sales within our Sealing Solutions platform were flat compared to 2018 due to the Velcora acquisition, offset by weakness in the semiconductor and industrial markets. Sales within our Material Processing Technologies platform decreased compared to 2018 due to project timing. Sales within our Micropump platform decreased compared to 2018 due to end market demand volatility.

Operating income and operating margin of $200.2 million and 21.9%, respectively, in 2019 were down from $205.7 million and 22.9%, respectively, in 2018, primarily due to the impairment charges and the fair value inventory step-up charge, partially offset by price capture and tighter cost controls in 2019.

Fire & Safety/Diversified Products Segment

(In thousands)	2019	2018	Change
Net sales	$626,770	$637,028	(2)%
Operating income	165,258	168,601	(2)%
Operating margin	26.4%	26.5%	(10)	bps

Sales of $626.8 million decreased $10.3 million, or 2%, in 2019 compared with 2018. This decrease reflected flat organic sales and a 2% unfavorable impact from foreign currency translation. In 2019, sales increased 2% domestically and decreased 5% internationally. Sales to customers outside the U.S. were approximately 52% of total segment sales in 2019 compared with 53% in 2018.

Sales within our Dispensing platform decreased compared to 2018 due to the timing of large projects in 2018 that did not reoccur in 2019. Sales in our Band-It platform increased compared to 2018 due to strength in transportation markets, partially offset by weakness in the industrial end market. Sales within our Fire & Safety platform increased compared to 2018 primarily due to OEM and distribution strength as well as strong demand for new product introductions.

Operating income of $165.3 million and operating margin of 26.4%, respectively, were lower than the $168.6 million and 26.5%, respectively, in 2018, primarily due to volume declines and sales mix in the Dispensing platform.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities increased $48.7 million, or 10.2%, to $528.1 million in 2019, primarily due to higher earnings and favorable operating working capital, partially offset by lower income taxes payable and lower incentive compensation. At December 31, 2019, working capital was $903.6 million and the Company’s current ratio was 3.5 to 1. At December 31, 2019, the Company’s cash and cash equivalents totaled $632.6 million, of which $350.9 million was held outside of the United States.

Investing Activities

Cash flows used in investing activities increased $55.6 million to $137.0 million in 2019, primarily due to $87.2 million spent on the acquisition of Velcora in 2019 compared to $20.2 million spent on the acquisition of FLI in 2018, partially offset by lower capital expenditures in 2019 and $4.0 million spent on the purchase of intellectual property assets from Phantom in 2018.

Cash flows from operations were more than adequate to fund capital expenditures of $50.9 million and $56.1 million in 2019 and 2018, respectively. Capital expenditures were generally for machinery and equipment that supported growth, improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.

Financing Activities

Cash flows used in financing activities decreased $62.4 million to $227.6 million in 2019, primarily as a result of lower share repurchases in 2019, partially offset by higher debt repayments due to the repayment of debt assumed in the Velcora acquisition and higher dividends paid in 2019.

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

On May 31, 2019, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement consists of a revolving credit facility (the “Revolving Facility”), which is an $800.0 million unsecured, multi-currency bank credit facility expiring on May 30, 2024. The Credit Agreement replaced the Company’s prior five-year, $700 million credit agreement, dated as of June 23, 2015, which was due to expire in June 2020. At December 31, 2019, there was no balance outstanding under the Revolving Facility and $8.5 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $791.5 million.

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. Such applicable margin is based on the better of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $400 million.

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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. In the case of the leverage ratio, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At December 31, 2019, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 16.04 to 1 and the leverage ratio was 1.23 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

On December 1, 2015 the Company’s Board of Directors approved an increase of $300.0 million in the authorized level for repurchases of common stock. This followed the prior Board of Directors approved repurchase authorization of $400.0 million that was announced by the Company on November 6, 2014. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During 2019, the Company repurchased a total of 389 thousand shares at a cost of $54.7 million compared to 1.3 million shares repurchased in 2018 at a cost of $173.9 million. As of December 31, 2019, the amount of share repurchase authorization remaining is $322.3 million.

The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements, authorized share repurchases and annual dividend payments to holders of the Company’s common stock for the next twelve months. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of December 31, 2019, there was no balance outstanding under the Revolving Facility and $8.5 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at December 31, 2019 of approximately $791.5 million.

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

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2019 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional detail regarding these obligations is provided in the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Borrowings (1)	$922,880	$334,773	$377,845	$108,577	$101,685
Lease obligations	104,381	18,449	25,717	15,931	44,284
Purchase obligations (2)	147,562	137,470	7,206	1,010	1,874
Transition tax payable	11,292	—	2,008	9,284	—
Pension and post-retirement obligations	146,489	49,423	54,920	11,495	30,651
Total contractual obligations (3)	$1,332,604	$540,115	$467,696	$146,297	$178,494

(1)	Includes interest payments based on contractual terms and current interest rates for variable debt.

(2)	Consists primarily of inventory commitments.

(3)	Comprises liabilities recorded on the balance sheet of $1,034.9 million and obligations not recorded on the balance sheet of $297.7 million.

Critical Accounting Policies and Estimates

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

Revenue recognition — Revenue is recognized when control of products or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products or providing those services. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms. Certain units recognize revenue over time because control transfers continuously to our customers. Revenue is recognized over time as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method) or is recognized ratably over the contract term. As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our estimates regularly. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs will be revised. Such revisions to costs and income are recognized in the period in which the revisions are determined as a cumulative catch-up adjustment. The impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize provisions for estimated losses on uncompleted contracts in the period in which such losses are determined.

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

Goodwill, long-lived and intangible assets — The Company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. An impairment of a long-lived asset exists when the asset’s carrying amount exceeds its fair value and is recorded when the carrying amount is not recoverable through future operations. An impairment of an indefinite-lived intangible asset or goodwill exists when the carrying amount of the intangible asset or goodwill exceeds its fair value. Assessments of possible impairments of long-lived or indefinite-lived intangible assets or goodwill are made if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, testing for possible impairments of recorded indefinite-lived intangible asset balances and goodwill is performed annually. On October 31, or more frequently if triggering events occur, the Company compares the fair value of each reporting unit to the carrying amount of each reporting unit to determine if a goodwill impairment exists. The amount and timing of impairment charges for these assets require the estimation of future cash flows to determine the fair value of the related assets. In the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the HST segment. Prior to making a final decision on the options that were presented for this business, the business was informed in the third quarter of 2019 of the loss of its largest customer. As a result, the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time. This event required an interim impairment test be performed on the long-lived tangible assets of the business, which resulted in an impairment charge of $9.7 million, consisting of $6.1 million related to a customer relationships intangible asset, $1.0 million related to an unpatented technology intangible asset, $2.0 million related to property, plant and equipment and $0.6 million related to a building right-of-use asset. In the fourth quarter of 2019, the Company completed the consolidation of one of its facilities into the Optics Center of Excellence in Rochester, New York, which resulted in an impairment charge of $0.4 million related to a building right-of-use asset. These charges were recorded as Restructuring expense in the Consolidated Statements of Operations. In 2018, there were no events that occurred or circumstances that changed that would have required a review other than as of our annual test date and the Company concluded that there were no long-lived assets with a fair value that was less than the carrying value.

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

The key assumptions are updated every year for each reporting unit for the income and market approaches used to determine fair value. Various assumptions are utilized including forecasted operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, market data and market multiples. The assumptions that have the most significant effect on the fair value calculations are the weighted average cost of capital, market multiples, forecasted EBITDA and terminal growth rates. The 2019 and 2018 ranges for these three assumptions utilized by the Company are as follows:

Assumptions	2019 Range	2018 Range
Weighted average cost of capital	8.5% to 10.5%	9.5% to 11.0%
Market multiples	11.0x to 18.0x	11.0x to 17.0x
Terminal growth rates	3.0% to 3.5%	3.0% to 3.5%

In assessing the fair value of the reporting units, the Company considers both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is determined by the respective trailing twelve month EBITDA and the forward looking 2020 EBITDA (50% each), based on multiples of comparable public companies. The market approach is dependent on a number of significant management assumptions including forecasted EBITDA and selected market multiples. Under the income approach, the fair value of the reporting unit is determined based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, net working capital requirements, long-term growth rates and discount rates. Weighting was equally attributed to both the market and income approaches (50% each) in arriving at the fair value of the reporting units.

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

Defined benefit retirement plans — The plan obligations and related assets of the defined benefit retirement plans are presented in Note 17 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would use in pricing the assets. Plan obligations and the annual pension expense are determined after consulting with actuaries on a number of key assumptions and on information provided by the Company. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected.

The Society of Actuaries releases annual updates to mortality tables, which update life expectancy assumptions. IDEX adopts these annual updates and, in consideration of these tables, we modified the mortality assumptions used in determining our pension and post-retirement benefit obligations as of December 31, 2019, which will have a related impact on our annual benefit expense in future years. New mortality tables may result in additional funding requirements dependent upon the funded status of our plans. These expectations presume all other assumptions remain constant and there are no changes to applicable funding regulations.

Changes in the discount rate assumptions will impact the (gain) loss amortization and interest cost components of the projected benefit obligation (“PBO”), which in turn, may impact the Company’s funding decisions if the PBO exceeds plan assets. Each 100 basis point increase in the discount rate will cause a corresponding decrease in the PBO of approximately $25 million based upon the December 31, 2019 data. Each 100 basis point decrease in the discount rate will cause a corresponding increase in the PBO of approximately $31 million based upon the December 31, 2019 data.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of December 31, 2019, the Company did not have any derivative instruments outstanding.

Foreign Currency Exchange Rates

The Company’s foreign currency exchange rate risk is limited principally to the Euro, Swiss Franc, British Pound, Canadian Dollar, Indian Rupee, Chinese Renminbi and Swedish Krona. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction losses (gains) for the periods ending December 31, 2019, 2018 and 2017 were $3.3 million, $(2.4) million and $20.5 million, respectively, and are reported within Other (income) expense - net on the Consolidated Statements of Operations. Of the $20.5 million reported as foreign currency transaction losses for the period ending December 31, 2017, $20.2 million was due to intercompany loans established in conjunction with the SFC Koenig acquisition. See Note 7 in Part II, Item 8, “Financial Statements and Supplementary Data,” for further discussion.

Interest Rate Fluctuations

The Company does not have significant interest rate exposure due to substantially all of the $850,622 of debt outstanding as of December 31, 2019 being fixed rate debt.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company’s internal control over financial reporting. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDEX Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020, expressed an unqualified opinion on those financial statements.
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
February 21, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDEX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue - Disaggregation of Revenue - Refer to Note 4 to the Financial Statements
The Company is a highly diversified business with a wide range of products and services that are offered in various markets throughout the world. The Company’s business activities are carried out by numerous individual business units, which offer a unique set of products and include niche markets within specific geographic areas.
We identified revenue as a critical audit matter given the disaggregated nature of the Company’s operations and business units generating revenue. This required extensive audit effort due to the volume of the underlying transactions and distinctiveness of each individual business unit. High levels of auditor judgment were necessary to determine the nature, timing, and extent of audit procedures and the level of disaggregation within the Company at which to perform such procedures, especially given limited market data for certain products or geographic areas.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s revenue transactions included the following, among others:

•
We tested internal controls within the relevant revenue business processes, including controls over revenue recognition and controls over the review of significant revenue transactions and operating results.

•	For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to source documents and determined that revenue was recorded appropriately.

•
For the revenue populations subject to detail testing, we tested the completeness of revenue by making selections from reciprocal populations (e.g., shipping logs) and determined whether the transaction was recorded as a sale in the general ledger.

•
For revenue transactions not subject to detail transaction testing, we aggregated the revenue transactions at the reporting unit level and performed substantive analytical procedures. We developed independent expectations of revenue based on data derived from published industry indices, market and customer trends, and the results of our detail revenue testing for similar business units and markets and compared these expectations to the revenue recorded by management.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 21, 2020

We have served as the Company’s auditor since 1987.

IDEX CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	(In thousands except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$632,581	$466,407
Receivables - net	298,186	312,192
Inventories	293,467	279,995
Other current assets	37,211	33,938
Total current assets	1,261,445	1,092,532
Property, plant and equipment - net	280,316	281,220
Goodwill	1,779,745	1,697,955
Intangible assets - net	388,031	383,327
Other noncurrent assets	104,375	18,823
Total assets	$3,813,912	$3,473,857
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$138,463	$143,196
Accrued expenses	180,290	187,536
Short-term borrowings	388	483
Dividends payable	38,736	33,446
Total current liabilities	357,877	364,661
Long-term borrowings	848,864	848,335
Deferred income taxes	146,574	128,007
Other noncurrent liabilities	197,368	138,214
Total liabilities	1,550,683	1,479,217
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: none	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value; Issued: 89,948,374 shares at December 31, 2019 and 90,112,028 shares at December 31, 2018	899	901
Additional paid-in capital	760,453	738,339
Retained earnings	2,615,131	2,342,079
Treasury stock at cost: 13,860,340 shares at December 31, 2019 and 14,159,251 shares at December 31, 2018	(985,909)	(957,454)
Accumulated other comprehensive loss	(127,345)	(129,225)
Total shareholders’ equity	2,263,229	1,994,640
Total liabilities and shareholders’ equity	$3,813,912	$3,473,857
See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands except per share amounts)
Net sales	$2,494,573	$2,483,666	$2,287,312
Cost of sales	1,369,539	1,365,771	1,260,634
Gross profit	1,125,034	1,117,895	1,026,678
Selling, general and administrative expenses	524,987	536,724	524,940
Loss (gain) on sale of businesses - net	—	—	(9,273)
Restructuring expenses	21,044	12,083	8,455
Operating income	579,003	569,088	502,556
Other (income) expense - net	1,759	(3,985)	2,394
Interest expense	44,341	44,134	44,889
Income before income taxes	532,903	528,939	455,273
Provision for income taxes	107,382	118,366	118,016
Net income	$425,521	$410,573	$337,257
Earnings per common share:
Basic earnings per common share	$5.62	$5.36	$4.41
Diluted earnings per common share	$5.56	$5.29	$4.36
Share data:
Basic weighted average common shares outstanding	75,594	76,412	76,232
Diluted weighted average common shares outstanding	76,454	77,563	77,333

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$425,521	$410,573	$337,257
Other comprehensive income (loss):
Reclassification adjustments for derivatives, net of tax	4,882	5,006	4,210
Pension and other postretirement adjustments, net of tax	(3,069)	9,825	(1,302)
Foreign currency adjustments:
Cumulative translation adjustment	67	(48,114)	110,421
Tax effect of reversal of indefinite assertion on certain intercompany loans	—	—	(3,932)
Reclassification of foreign currency translation to earnings upon sale of businesses	—	—	2,749
Other comprehensive income (loss)	1,880	(33,283)	112,146
Comprehensive income	$427,401	$377,290	$449,403

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Treasury Stock	Total Shareholders’ Equity
			Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Gain (Loss) on Derivatives
	(In thousands except share and per share amounts)
Balance, December 31, 2016	$698,115	$1,834,739	$(155,544)	$(27,852)	$(18,257)	$(787,307)	$1,543,894
Net income	—	337,257	—	—	—	—	337,257
Cumulative translation adjustment	—	—	113,170	—	—	—	113,170
Net change in retirement obligations (net of tax of $239)	—	—	—	(1,302)	—	—	(1,302)
Net change on derivatives designated as cash flow hedges (net of tax of $2,445)	—	—	—	—	4,210	—	4,210
Issuance of 557,591 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $6,027)	—	—	—	—	—	22,935	22,935
Repurchase of 266,000 shares of common stock	—					(29,074)	(29,074)
Share-based compensation	19,693	—	—	—	—	—	19,693
Shares surrendered for tax withholding	—	—	—	—	—	(6,228)	(6,228)
Tax effect of reversal of indefinite assertion on certain intercompany loans	—	—	(3,932)	—	—	—	(3,932)
Cash dividends declared - $1.48 per common share outstanding	—	(114,081)	—	—	—	—	(114,081)
Balance, December 31, 2017	$717,808	$2,057,915	$(46,306)	$(29,154)	$(14,047)	$(799,674)	$1,886,542
Net income	—	410,573	—	—	—	—	410,573
Adjustment for adoption of ASU 2016-16	—	(645)	—	—	—	—	(645)
Adjustment for adoption of ASU 2018-02	—	6,435	—	(3,411)	(3,024)	—	—
Cumulative translation adjustment	—	—	(48,114)	—	—	—	(48,114)
Net change in retirement obligations (net of tax of $3,076)	—	—	—	9,825	—	—	9,825
Net change on derivatives designated as cash flow hedges (net of tax of $1,469)	—	—	—	—	5,006	—	5,006
Issuance of 583,385 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $4,267)	—	—	—	—	—	27,701	27,701
Repurchase of 1,273,961 shares of common stock	—	—	—	—	—	(173,926)	(173,926)
Share-based compensation	21,432	—	—	—	—	—	21,432
Shares surrendered for tax withholding	—	—	—	—	—	(11,555)	(11,555)
Cash dividends declared - $1.72 per common share outstanding	—	(132,199)	—	—	—	—	(132,199)
Balance, December 31, 2018	$739,240	$2,342,079	$(94,420)	$(22,740)	$(12,065)	$(957,454)	$1,994,640
Net income	—	425,521	—	—	—	—	425,521
Adjustment for adoption of ASU 2016-02	—	28	—	—	—	—	28
Cumulative translation adjustment	—	—	67	—	—	—	67
Net change in retirement obligations (net of tax of $1,553)	—	—	—	(3,069)	—	—	(3,069)
Net change on derivatives designated as cash flow hedges (net of tax of $1,445)	—	—	—	—	4,882	—	4,882
Issuance of 696,133 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $5,493)	—	—	—	—	—	38,809	38,809
Repurchase of 388,953 shares of common stock	—	—	—	—	—	(54,668)	(54,668)
Share-based compensation	22,112	—	—	—	—	—	22,112
Shares surrendered for tax withholding	—	—	—	—	—	(12,596)	(12,596)
Cash dividends declared - $2.00 per common share outstanding	—	(152,497)	—	—	—	—	(152,497)
Balance, December 31, 2019	$761,352	$2,615,131	$(94,353)	$(25,809)	$(7,183)	$(985,909)	$2,263,229
See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities
Net income	$425,521	$410,573	$337,257
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of fixed assets - net	156	946	315
Loss (gain) on sale of businesses - net	—	—	(9,273)
Asset impairments	10,155	—	—
Depreciation and amortization	39,543	39,049	38,314
Amortization of intangible assets	37,333	38,495	45,902
Amortization of debt issuance expenses	1,355	1,332	1,320
Share-based compensation expense	27,669	24,754	24,405
Deferred income taxes	6,625	(4,345)	(33,742)
Non-cash interest expense associated with forward starting swaps	6,327	6,475	6,655
Changes in (net of the effect from acquisitions and divestitures):
Receivables	22,338	(23,419)	(15,803)
Inventories	(3,322)	(23,031)	760
Other current assets	(2,361)	25,162	(20,031)
Trade accounts payable	(9,115)	(1,220)	12,556
Accrued expenses	(37,086)	4,148	19,710
Other - net	2,924	(19,574)	24,408
Net cash flows provided by operating activities	528,062	479,345	432,753
Cash flows from investing activities
Purchases of property, plant and equipment	(50,912)	(56,089)	(43,858)
Purchase of intellectual property	—	(4,000)	—
Acquisition of businesses, net of cash acquired	(87,180)	(20,205)	(38,161)
Proceeds from disposal of fixed assets	962	363	6,011
Proceeds from sale of businesses, net of cash sold	—	—	21,795
Other - net	115	(1,500)	(533)
Net cash flows used in investing activities	(137,015)	(81,431)	(54,746)
Cash flows from financing activities
Borrowings under revolving credit facilities	—	—	33,000
Payments under revolving credit facilities	—	(11,284)	(200,618)
Payments under other long-term borrowings	(50,057)	—	—
Dividends paid	(147,208)	(127,478)	(111,172)
Proceeds from stock option exercises	38,809	27,639	22,935
Repurchases of common stock	(54,668)	(173,926)	(29,074)
Shares surrendered for tax withholding	(12,596)	(11,555)	(6,228)
Settlement of foreign exchange contracts	—	6,593	13,736
Other - net	(1,865)	—	—
Net cash flows used in financing activities	(227,585)	(290,011)	(277,421)
Effect of exchange rate changes on cash and cash equivalents	2,712	(17,446)	39,400
Net increase in cash	166,174	90,457	139,986
Cash and cash equivalents at beginning of year	466,407	375,950	235,964
Cash and cash equivalents at end of year	$632,581	$466,407	$375,950
Supplemental cash flow information
Cash paid for:
Interest	$36,683	$36,327	$36,818
Income taxes - net	109,032	90,733	104,852
Significant non-cash activities:
Contingent consideration for acquisition	—	3,375	—
Debt acquired with acquisition of business	51,130	—	—
Capital expenditures for construction of new leased facility	—	11,616	—

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

Revenue Recognition

Revenue is recognized when control of products or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products or providing those services. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms. Certain units recognize revenue over time because control transfers continuously to our customers. Revenue is recognized over time as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method) or ratably over the contract term. As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our estimates regularly. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs will be revised. Such revisions to costs and income are recognized in the period in which the revisions are determined as a cumulative catch-up adjustment. The impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize provisions for estimated losses on uncompleted contracts in the period in which such losses are determined.

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

Advertising Costs

Advertising costs of $15.7 million, $17.0 million and $15.8 million for 2019, 2018 and 2017, respectively, are expensed as incurred within Selling, general and administrative expenses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of 3 months or less to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amount less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses as a result of customers’ inability to make required payments. Management evaluates the aging of the accounts receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision.

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

Impairment of Long-Lived Assets

A long-lived asset is reviewed for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a long-lived asset below its carrying amount, as measured by comparing its net book value to the projected undiscounted future cash flows generated by its use. A long-lived asset impairment exists when the carrying amount of the asset exceeds its fair value. The amount and timing of the impairment charge for this asset requires the estimation of future cash flows to determine the fair value of the asset. An impaired asset is recorded at its estimated fair value based on a discounted cash flow analysis. In the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the Health & Science Technologies (“HST”) segment. Prior to making a final decision on the options that were presented for this business, the business was informed in the third quarter of 2019 of the loss of its largest customer. As a result, the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time. This event required an interim impairment test be performed on the long-lived tangible assets of the business, which resulted in an impairment charge of $9.7 million, consisting of $6.1 million related to a customer relationships intangible asset, $1.0 million related to an unpatented technology intangible asset, $2.0 million related to property, plant and equipment and $0.6 million related to a building right-of-use asset. In the fourth quarter of 2019, the Company completed the consolidation of one of its facilities in the HST segment into the Optics Center of Excellence in Rochester, New York, which also resulted in an impairment charge of $0.4 million related to a building right-of-use asset. These charges were recorded as Restructuring expenses in the Consolidated Statements of Operations. In 2018 and 2017, the Company concluded that there were no long-lived assets with a fair value that was less than the carrying value. See Note 14 for further discussion on restructuring activities.

Goodwill and Indefinite-Lived Intangible Assets

The Company reviews the carrying value of goodwill and indefinite-lived intangible assets annually as of October 31, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company evaluates the recoverability of these assets based on the estimated fair value of each of the 13 reporting units and the indefinite-lived intangible assets. See Note 5 for further discussion on goodwill and intangible assets.

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

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	2019	2018	2017
	(In thousands)
Basic weighted average common shares outstanding	75,594	76,412	76,232
Dilutive effect of stock options, restricted stock and performance share units	860	1,151	1,101
Diluted weighted average common shares outstanding	76,454	77,563	77,333

Options to purchase approximately 0.3 million, 0.3 million and zero shares of common stock in 2019, 2018 and 2017, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.

Share-Based Compensation

The Company accounts for share-based payments in accordance with ASC 718, Compensation-Stock Compensation. Accordingly, the Company expenses the fair value of awards made under its share-based compensation plans. That cost is recognized in the consolidated financial statements over the requisite service period of the grants. See Note 15 for further discussion on share-based compensation.

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

Certain identifiable intangible assets are amortized over their estimated useful lives using the straight-line method. The estimated useful lives used in the computation of amortization of identifiable intangible assets are as follows:

Patents	5 to 17 years
Trade names	5 to 20 years
Customer relationships	8 to 20 years
Unpatented technology and other	3 to 20 years

Research and Development Expenditures

Costs associated with engineering activities, including research and development, are expensed in the period incurred and are included in Cost of sales.

Total engineering expenses, which include research and development as well as application and support engineering, were $92.4 million, $84.9 million and $76.4 million in 2019, 2018 and 2017, respectively. Research and development expenses, which include costs associated with developing new products and major improvements to existing products, were $56.4 million, $48.0 million and $42.4 million in 2019, 2018 and 2017, respectively.

Foreign Currency Translation and Transaction

The functional currency of substantially all operations outside the United States is the respective local currency. Accordingly, those foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date. Income statement amounts have been translated using the average monthly exchange rates for the year. Translation adjustments from year to year have been reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The foreign currency transaction losses (gains) for the periods ending December 31, 2019, 2018 and 2017 were $3.3 million, $(2.4) million and $20.5 million, respectively, and are reported within Other (income) expense - net on the Consolidated Statements of Operations. Of the $20.5 million reported as foreign currency transaction losses for the period ending December 31, 2017, $20.2 million was due to intercompany loans established in conjunction with the SFC Koenig acquisition. See Note 7 for further discussion.

Income Taxes

Income tax expense includes U.S., state, local and international income taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and the tax basis of existing assets and liabilities and for loss carryforwards. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year and manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

Refer to Note 12 for further discussion on income taxes.

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends Accounting Standards Codification (“ASC”) 740, Income Taxes. This ASU requires that the income tax consequences of an intra-

entity asset transfer other than inventory are recognized at the time of the transfer. An entity will continue to recognize the income tax consequences of an intercompany transfer of inventory when the inventory is sold to a third party. The Company adopted this standard on a modified retrospective basis on January 1, 2018. The adoption resulted in a decrease of $7.3 million to Other current assets, a decrease of $6.7 million to Deferred income taxes and a decrease of $0.6 million to Retained earnings at January 1, 2018.

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

The Company adopted this standard on January 1, 2019 using the optional transition method provided by the FASB in ASU 2018-11. As we did not restate comparative periods, the adoption had no impact on our previously reported results. We elected to use the practical expedient that allowed us not to reassess: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases and the practical expedient that allows us to treat the lease and non-lease components as a single lease component for all asset classes. We also elected to account for short-term leases (i.e. leases with a term of one year or less) in accordance with ASC 842-20-25-2 (i.e. expensed over the term and not recorded on the balance sheet). The adoption of this standard impacted our consolidated balance sheet due to the recognition of right of use assets and lease liabilities. Upon adoption, we recognized right of use assets and lease liabilities of approximately $68 million that reflected the present value of future lease payments. The adoption of this standard did not have a material impact on our consolidated results of operations or cash flows. See Note 9 for further information.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued a subsequent amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. ASU 2018-19 will affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that represent the contractual right to receive cash. ASU 2016-13 and ASU 2018-19 should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods therein. The adoption of this standard will not have a material impact on our consolidated financial statements.

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

2019 Acquisition

On July 18, 2019, the Company acquired the stock of Velcora Holding AB (“Velcora”) and its operating subsidiaries, Roplan and Steridose. Roplan is a global manufacturer of custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment. Steridose develops engineered hygienic mixers and valves for the global biopharmaceutical industry. Both companies are headquartered in Sweden, with operations in China, the United Kingdom and the United States and operate in our Health & Science Technologies segment. Velcora was acquired for cash consideration of $87.2 million and the assumption of $51.1 million of debt. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $85.9 million and $48.2 million, respectively. The goodwill is not deductible for tax purposes.

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

The preliminary allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In thousands)	Total
Current assets, net of cash acquired	$20,457
Property, plant and equipment	3,235
Goodwill	85,939
Intangible assets	48,183
Other noncurrent assets	788
Total assets acquired	158,602
Current liabilities	(7,607)
Long-term borrowings	(51,130)
Deferred income taxes	(12,231)
Other noncurrent liabilities	(454)
Net assets acquired	$87,180

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisitions reflects the strategic fit, revenue and earnings growth potential of these businesses.

The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands, except weighted average life)	Total	Weighted Average Life
Trade names	$7,089	15
Customer relationships	34,677	12
Unpatented technology	6,417	9
Total acquired intangible assets	$48,183

On September 3, 2019, the Company settled the debt assumed in the Velcora acquisition and incurred a loss on early retirement of $0.7 million which was recorded in Other (income) expense - net in the Consolidated Statements of Operations for the year ended December 31, 2019.

The Company incurred $1.7 million of acquisition-related transaction costs in 2019. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also incurred a $3.3 million fair value inventory step-up charge associated with the completed 2019 acquisition in the year ended December 31, 2019. This charge was recorded in Cost of sales.

2018 Acquisition

On July 23, 2018, the Company acquired Finger Lakes Instrumentation (“FLI”), a technology leader in the design, development and production of low-noise cooled CCD and high speed, high-sensitivity Scientific CMOS cameras for the astronomy and life science markets. Headquartered in Lima, NY, FLI operates in our Health & Science Technologies segment. FLI was acquired for an aggregate purchase price of $23.6 million, consisting of $20.2 million in cash and contingent consideration valued at $3.4 million as of the opening balance sheet date. The contingent consideration is based on the achievement of financial objectives during the 24-month period following the close of the transaction. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $12.4 million and $7.9 million, respectively. Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business. The goodwill is deductible for tax purposes.

In the third quarter of 2019, the Company finalized its allocation of the purchase price for the FLI acquisition based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy.

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

In the fourth quarter of 2018, the Company finalized its allocation of the purchase price for the thinXXS acquisition based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements were classified as Level 3 in the fair value hierarchy.

The Company incurred $1.3 million of acquisition-related transaction costs in 2017. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed.

Divestitures

The Company periodically reviews its operations for businesses which may no longer be aligned with its strategic objectives and focuses on core business and customers. Any resulting gain or loss recognized due to divestitures is recorded within Loss (gain) on sale of businesses - net. There were no divestitures that took place during the years ended December 31, 2019 and 2018. The Company concluded that the divestiture that took place during the year ended December 31, 2017 did not meet the criteria for reporting discontinued operations.

On October 31, 2017, the Company completed the sale of its Faure Herman subsidiary for $21.8 million in cash, resulting in a pre-tax gain on the sale of $9.3 million. There was no income tax expense associated with this transaction. The results of Faure Herman were reported within the Fluid & Metering Technologies segment and generated $14.1 million of revenues in 2017 through the date of sale.

3.    Balance Sheet Components

	December 31,
	2019	2018
	(In thousands)
RECEIVABLES
Customers	$298,118	$313,719
Other	6,415	5,182
Total	304,533	318,901
Less allowance for doubtful accounts	6,347	6,709
Total receivables - net	$298,186	$312,192
INVENTORIES
Raw materials and components parts	$182,382	$178,805
Work in process	28,761	37,495
Finished goods	82,324	63,695
Total	$293,467	$279,995
PROPERTY, PLANT AND EQUIPMENT

Land and improvements	$32,240	$32,100
Buildings and improvements	187,301	189,744
Machinery, equipment and other	397,498	372,804
Office and transportation equipment	95,759	96,350
Construction in progress	24,546	24,328
Total	737,344	715,326
Less accumulated depreciation and amortization	457,028	434,106
Total property, plant and equipment - net	$280,316	$281,220
ACCRUED EXPENSES
Payroll and related items	$77,556	$78,944
Management incentive compensation	14,408	25,321
Income taxes payable	9,905	23,844
Insurance	8,240	10,422
Warranty	5,581	5,303
Deferred revenue	17,633	8,055
Lease liability	15,235	—
Restructuring	6,110	6,170
Liability for uncertain tax positions	890	980
Accrued interest	1,735	1,759
Contingent consideration for acquisition	3,375	—
Other	19,622	26,738
Total accrued expenses	$180,290	$187,536
OTHER NONCURRENT LIABILITIES
Pension and retiree medical obligations	$87,478	$80,667
Transition tax payable	11,292	17,127
Liability for uncertain tax positions	3,008	3,183
Deferred revenue	2,129	3,027
Liability for construction of new leased facility	—	11,616
Lease liability	69,928	—
Contingent consideration for acquisition	—	3,375
Other	23,533	19,219
Total other noncurrent liabilities	$197,368	$138,214

The valuation and qualifying account activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
	(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS (1)
Beginning balance January 1	$6,709	$7,764	$8,078
Charged to costs and expenses, net of recoveries	1,181	290	720
Utilization	(1,443)	(1,396)	(1,418)
Currency translation and other	(100)	51	384
Ending balance December 31	$6,347	$6,709	$7,764

(1) Includes provision for doubtful accounts.

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

Disaggregation of Revenue

We have a comprehensive offering of products, including technologies, built to customers’ specifications that are sold in niche markets throughout the world. We disaggregate our revenue from contracts with customers by reporting unit and geographical region for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Revenue was attributed to geographical region based on location of the customer. The following tables present our revenue disaggregated by reporting unit and geographical region.

Revenue by reporting unit for the years ended December 31, 2019 and 2018 was as follows:

	For the Year Ended December 31,
	2019	2018
Energy	$164,825	$163,996
Valves	118,333	113,136
Water	250,589	251,020
Pumps	331,098	324,222
Agriculture	92,183	99,178
Intersegment elimination	(505)	(277)
Fluid & Metering Technologies	956,523	951,275
Scientific Fluidics & Optics	434,623	417,859
Sealing Solutions	200,495	200,316
Gast	133,471	126,787
Micropump	32,216	36,827
Material Processing Technologies	113,641	114,630
Intersegment elimination	(1,823)	(449)
Health & Science Technologies	912,623	895,970
Fire & Safety	403,949	396,926
Band-It	106,624	105,785
Dispensing	116,197	134,317
Intersegment elimination	(1,343)	(607)
Fire & Safety/Diversified Products	625,427	636,421
Total net sales	$2,494,573	$2,483,666

Revenue by geographical region for the years ended December 31, 2019 and 2018 was as follows:

	For the Year Ended December 31, 2019
	FMT	HST	FSDP	IDEX
U.S.	$541,994	$411,680	$303,579	$1,257,253
North America, excluding U.S.	58,256	21,735	26,328	106,319
Europe	170,698	263,523	159,184	593,405
Asia	125,031	201,765	103,379	430,175
Other (1)	61,049	15,743	34,300	111,092
Intersegment elimination	(505)	(1,823)	(1,343)	(3,671)
Total net sales	$956,523	$912,623	$625,427	$2,494,573

	For the Year Ended December 31, 2018
	FMT	HST	FSDP	IDEX
U.S.	$540,697	$392,140	$297,717	$1,230,554
North America, excluding U.S.	57,917	18,770	28,779	105,466
Europe	172,630	278,634	164,307	615,571
Asia	119,822	189,342	111,169	420,333
Other (1)	60,486	17,533	35,056	113,075
Intersegment elimination	(277)	(449)	(607)	(1,333)
Total net sales	$951,275	$895,970	$636,421	$2,483,666

(1) Other includes: South America, Middle East, Australia and Africa.

Contract Balances

The timing of revenue recognition, billings and cash collections can result in customer receivables, advance payments or billings in excess of revenue recognized. Customer receivables include both amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables - net on our Consolidated Balance Sheets. Amounts are billed in accordance with contractual terms or as work progresses. Unbilled amounts arise when the timing of billing differs from the timing of revenue recognized, such as when contract provisions require specific milestones to be met before a customer can be billed. Unbilled amounts primarily relate to performance obligations satisfied over time when the cost-to-cost method is utilized and the revenue recognized exceeds the amount billed to the customer as there is not yet a right to invoice in accordance with contractual terms. Unbilled amounts are recorded as a contract asset when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Customer receivables are recorded at face amount less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses as a result of customers’ inability to make required payments. Management evaluates the aging of the customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of customer receivables that may not be collected in the future and records the appropriate provision.

The composition of Customer receivables was as follows:

	December 31, 2019	December 31, 2018
Billed receivables	$286,196	$299,227
Unbilled receivables	11,922	14,492
Total customer receivables	$298,118	$313,719

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

The composition of Deferred revenue was as follows:

	December 31, 2019	December 31, 2018
Deferred revenue - current	$17,633	$8,055
Deferred revenue - noncurrent	2,129	3,027
Total deferred revenue	$19,762	$11,082

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

Revenue from products and services transferred to customers at a point in time approximated 95% of total revenues in both the years ended December 31, 2019 and 2018. Revenue recognized at a point in time relates to the majority of our product sales. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Revenue from products and services transferred to customers over time approximated 5% of total revenues in both the years ended December 31, 2019 and 2018. Revenue earned by certain business units within the Water, Energy, Material Processing Technologies (“MPT”) and Dispensing reporting units is recognized over time because control transfers continuously to our customers. When accounting for over-time contracts, we use an input measure to determine the extent of progress towards completion of the performance obligation. For certain business units within the Water, Energy and MPT reporting units, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method). We believe this measure of progress best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. Contract costs include labor, material and overhead. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. For certain business units within the Energy and Dispensing reporting units, revenue is recognized ratably over the contract term.

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

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for 2019 and 2018, by reportable business segment, were as follows:

	Fluid & Metering Technologies	Health & Science Technologies	Fire & Safety/ Diversified Products	Total
	(In thousands)
Goodwill	$606,785	$889,852	$408,152	$1,904,789
Accumulated goodwill impairment losses	(20,721)	(149,820)	(30,090)	(200,631)
Balance at January 1, 2018	586,064	740,032	378,062	1,704,158
Foreign currency translation	(5,023)	(8,391)	(6,505)	(19,919)
Acquisitions	—	12,399	—	12,399
Acquisition adjustments	—	1,317	—	1,317
Balance at December 31, 2018	581,041	745,357	371,557	1,697,955
Foreign currency translation	(2,116)	476	(2,509)	(4,149)
Acquisitions	—	85,939	—	85,939
Balance at December 31, 2019	$578,925	$831,772	$369,048	$1,779,745

ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In 2019 and 2018, there were no events or circumstances that would have required an interim impairment test. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed.

Goodwill and other acquired intangible assets with indefinite lives were tested for impairment as of October 31, 2019, the Company’s annual impairment test date. In assessing the fair value of the reporting units, the Company considers both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is determined by the respective trailing twelve month EBITDA and the forward looking 2020 EBITDA (50% each), based on multiples of comparable public companies. The market approach is dependent on a number of significant management assumptions including forecasted EBITDA and selected market multiples. Under the income approach, the fair value of the reporting unit is determined based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, net working capital requirements, long-term growth rates and discount rates. Weighting was equally attributed to both the market and the income approaches (50% each) in arriving at the fair value of the reporting units.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2019 and 2018:

	At December 31, 2019				At December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
		(In thousands)				(In thousands)
Amortized intangible assets:
Patents	$6,678	$(5,276)	$1,402	12	$6,468	$(4,693)	$1,775
Trade names	123,062	(64,938)	58,124	16	115,899	(57,227)	58,672
Customer relationships	275,575	(96,252)	179,323	14	256,202	(85,652)	170,550
Unpatented technology	101,721	(43,561)	58,160	12	96,922	(35,685)	61,237
Other	700	(578)	122	10	700	(507)	193
Total amortized intangible assets	507,736	(210,605)	297,131		476,191	(183,764)	292,427
Indefinite-lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$598,636	$(210,605)	$388,031		$567,091	$(183,764)	$383,327

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

In the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the HST segment. Prior to making a final decision on the options that were presented for this business, the business was informed in the third quarter of 2019 of the loss of its largest customer. As a result, the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time. This event required an interim impairment test be performed on certain of its definite-lived intangible assets, which resulted in an impairment charge of $7.1 million, consisting of $6.1 million related to customer relationships and $1.0 million related to unpatented technology. This charge was recorded as Restructuring expense in the Consolidated Statements of Operations. See Note 14 for further discussion.

Amortization of intangible assets was $37.3 million, $38.5 million and $45.9 million in 2019, 2018 and 2017, respectively. Based on the intangible asset balances as of December 31, 2019, amortization expense is expected to approximate $38.4 million in 2020, $37.1 million in 2021, $35.2 million in 2022, $32.4 million in 2023 and $30.5 million in 2024.

6. Borrowings

Borrowings at December 31, 2019 and 2018 consisted of the following:

	2019	2018
	(In thousands)
Revolving Facility	$—	$—
4.50% Senior Notes, due December 2020	300,000	300,000
4.20% Senior Notes, due December 2021	350,000	350,000
3.20% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
Other borrowings	622	1,078
Total borrowings	850,622	851,078
Less current portion	388	483
Less deferred debt issuance costs	983	1,593
Less unaccreted debt discount	387	667
Long-term borrowings	$848,864	$848,335

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

On May 31, 2019, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement replaced the Company’s prior five-year $700 million credit agreement, dated as of June 23, 2015, which was due to expire in June 2020.

Terms and fees of the 2019 Credit Agreement are essentially the same as the 2015 credit agreement except for certain fees and interest rate pricing that are more favorable to the Company.

The Credit Agreement consists of a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $800 million, with a final maturity date of May 30, 2024. The maturity date may be extended under certain conditions for an additional one-year term. Up to $75 million of the Revolving Facility under the Credit Agreement is available for the issuance of letters of credit. Additionally, up to $50 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.

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

The Credit Agreement requires payment to the lenders of a facility fee based upon (a) the amount of the lenders’ commitments under the credit facility from time to time, (b) the applicable corporate credit ratings of the Company or (c) the applicable leverage ratio of the Company. Voluntary prepayments of any loans and voluntary reductions of the unutilized portion of the commitments under the Credit Agreement are permissible without penalty, subject to break funding payments and minimum notice and minimum reduction amount requirements.

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

At December 31, 2019, there was no balance outstanding under the Revolving Facility and $8.5 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at December 31, 2019 of approximately $791.5 million.

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

As of December 31, 2019, the $300.0 million 4.5% Senior Notes are due in December 2020 but have not been classified as short-term borrowings on the Consolidated Balance Sheets as the Company has the ability and intent to either refinance or repay the Notes using the available borrowing capacity of the Revolving Facility. As a result, the 4.5% Senior Notes remain classified as long-term borrowings in the Consolidated Balance Sheets as of December 31, 2019.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated EBITDA. In the case of the leverage ratio, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At December 31, 2019, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

Total borrowings at December 31, 2019 have scheduled maturities as follows:

(In thousands)
2020	$300,388
2021	350,234
2022	—
2023	100,000
2024	—
Thereafter	100,000
Total borrowings	$850,622

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

The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized in net income during the period of change. See Note 16 for the amount of loss reclassified into income for interest rate contracts for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, the Company did not have any interest rate contracts outstanding.

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

The amount of expense reclassified into interest expense for interest rate contracts for the years ended December 31, 2019, 2018 and 2017 is $6.3 million, $6.5 million and $6.7 million, respectively.

Approximately $6.0 million of the pre-tax amount included in accumulated other comprehensive loss in shareholders’ equity at December 31, 2019 will be recognized in net income over the next 12 months as the underlying hedged transactions are realized.

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

As a result of the foreign currency exchange contracts being settled in April 2018, the Company received $6.6 million of proceeds. During the years ended December 31, 2018 and 2017, the Company recorded gains of $0.9 million and $19.8 million, respectively, within Other (income) expense - net in the Consolidated Statements of Operations related to these foreign currency exchange contracts. During the years ended December 31, 2018 and 2017, the Company recorded foreign currency transaction losses of $0.9 million and $20.2 million, respectively, within Other (income) expense - net in the Consolidated Statements of Operations related to these intercompany loans.

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

•
Level 2:    Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•Level 3:    Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at December 31, 2019 and 2018:

	Basis of Fair Value Measurements
	Balance at December 31, 2019	Level 1	Level 2	Level 3
	(In thousands)
Available for sale securities	$10,462	$10,462	$—	$—
Contingent consideration	3,375	—	—	3,375

	Basis of Fair Value Measurements
	Balance at December 31, 2018	Level 1	Level 2	Level 3
	(In thousands)
Available for sale securities	$7,598	$7,598	$—	$—
Contingent consideration	3,375	—	—	3,375

There were no transfers of assets or liabilities between Level 1 and Level 2 in 2019 or 2018.

The Company utilized a Monte Carlo Simulation to determine the fair value of the contingent consideration associated with the acquisition of FLI as of the acquisition date. The $3.4 million represents management’s best estimate of the liability, based on a range of outcomes of FLI’s two-year operating results, from August 1, 2018 to July 31, 2020, and is expected to be paid during the third quarter of 2020. As of December 31, 2019, the $3.4 million of contingent consideration is included in Accrued Expenses on the Consolidated Balance Sheets.

The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values because of the short term nature of these instruments. At December 31, 2019, the fair value of the outstanding indebtedness under our 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes, 4.2% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $876.0 million compared to the carrying value of $850.2 million. At December 31, 2018, the fair value of the outstanding indebtedness under our Revolving Facility, 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes and 4.2% Senior Notes based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $851.5 million compared to the carrying value of $850.4 million. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

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

Supplemental balance sheet information related to leases as of December 31, 2019 was as follows:

	Balance Sheet Caption	December 31, 2019
Operating leases:
Building right-of-use assets - net	Other noncurrent assets	$75,381
Equipment right-of-use assets - net	Other noncurrent assets	6,993
Total right-of-use assets - net		$82,374
Operating leases:
Current lease liabilities	Accrued expenses	$15,235
Noncurrent lease liabilities	Other noncurrent liabilities	69,928
Total lease liabilities		$85,163

In the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the HST segment. Prior to making a final decision on the options that were presented for this business, the business was informed in the third quarter of 2019 of the loss of its largest customer. As a result, the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time. This event required an interim impairment test be performed on its long-lived assets, which resulted in an impairment charge of $0.6 million related to its building right-of-use asset. In the fourth quarter of 2019, the Company completed the consolidation of one of its facilities in the HST segment into the Optics Center of Excellence in Rochester, New York, which also resulted in an impairment charge of $0.4 million related to its building right-of-use asset. These charges were recorded as Restructuring expenses in the Consolidated Statements of Operations. See Note 14 for further discussion.

As part of the adoption of the new lease standard, the Company derecognized its liability for the construction of a new leased facility that was recorded in Other noncurrent liabilities on the Consolidated Balance Sheets and recorded it as a right of use asset in Other noncurrent assets on the Consolidated Balance Sheets with a corresponding lease liability in Accrued expenses and Other noncurrent liabilities on the Consolidated Balance Sheets.

The components of lease cost for the year ended December 31, 2019 were as follows:

December 31, 2019
Operating lease cost (1)	$23,080
Variable lease cost	2,265
Total lease expense	$25,345

(1) Includes short-term leases, which are immaterial.

Rental expense totaled $21.8 million and $19.0 million in 2018 and 2017, respectively.

Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows:

December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$22,888
Right-of-use assets obtained in exchange for new operating lease liabilities	25,878

Other supplemental information related to leases as of December 31, 2019 was as follows:

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases - building and equipment	9.61
Operating leases - vehicles	1.92
Weighted-average discount rate:
Operating leases - building and equipment	4.08%
Operating leases - vehicles	2.99%

The Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company used the incremental borrowing rate based on the information available at the transition date to determine the present value of the lease payments as of January 1, 2019.

Total lease liabilities at December 31, 2019 have scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases (1)
2020	$18,449
2021	15,070
2022	10,647
2023	8,894
2024	7,037
Thereafter	44,284
Total lease payments	104,381
Less: Imputed interest	(19,218)
Present value of lease liabilities	$85,163

(1) Excludes $6.4 million of legally binding minimum lease payments for leases signed but not yet commenced.

Total lease liabilities at December 31, 2018 had scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2019	$17,509
2020	13,162
2021	10,516
2022	7,979
2023	6,535
Thereafter	29,658
Total lease payments	$85,359

10.    Commitments and Contingencies

Warranty costs are provided for at the time of sale. The warranty provision is based on historical costs and adjusted for specific known claims. A rollforward of the warranty reserve is as follows:

	2019	2018	2017
	(In thousands)
Beginning balance at January 1	$5,303	$6,281	$5,628
Provision for warranties	3,438	2,334	2,895
Claim settlements	(3,115)	(2,981)	(2,317)
Other adjustments, including acquisitions, divestitures and currency translation	(45)	(331)	75
Ending balance at December 31	$5,581	$5,303	$6,281

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

11.    Common and Preferred Stock

On December 1, 2015, the Company’s Board of Directors approved an increase of $300.0 million in the authorized level of repurchases of common stock. This followed the prior Board of Directors approved repurchase authorization of $400.0 million that was announced by the Company on November 6, 2014. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During 2019, the Company repurchased a total of 389 thousand shares at a cost of $54.7 million, compared to 1.3 million shares repurchased at a cost of $173.9 million in 2018. As of December 31, 2019, the amount of share repurchase authorization remaining was $322.3 million.

At December 31, 2019 and 2018, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and five million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at December 31, 2019 and 2018.

12.    Income Taxes

Pretax income for 2019, 2018 and 2017 was taxed in the following jurisdictions:

	2019	2018	2017
	(In thousands)
U.S.	$377,166	$357,585	$302,515
Foreign	155,737	171,354	152,758
Total	$532,903	$528,939	$455,273

The provision (benefit) for income taxes for 2019, 2018 and 2017 was as follows:

	2019	2018	2017
	(In thousands)
Current
U.S.	$49,819	$67,793	$91,641
State and local	9,074	8,056	9,342
Foreign	41,864	46,862	50,775
Total current	100,757	122,711	151,758
Deferred
U.S.	10,158	(5,471)	(36,390)
State and local	(115)	(17)	3,305
Foreign	(3,418)	1,143	(657)
Total deferred	6,625	(4,345)	(33,742)
Total provision for income taxes	$107,382	$118,366	$118,016

Deferred tax assets (liabilities) at December 31, 2019 and 2018 were:

	2019	2018
	(In thousands)
Employee and retiree benefit plans	$28,097	$27,615
Capital loss and other carryforwards	16,035	12,754
Operating lease assets	20,036	—
Operating lease liabilities	(19,530)	—
Depreciation and amortization	(175,904)	(168,485)
Inventories	7,699	5,969
Allowances and accruals	7,765	11,540
Interest rate exchange agreement	2,113	3,543
Other	(14,998)	(6,388)
Total gross deferred tax (liabilities)	(128,687)	(113,452)
Valuation allowance	(16,035)	(12,754)
Total deferred tax (liabilities), net of valuation allowances	$(144,722)	$(126,206)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018 were:

	2019	2018
	(In thousands)
Noncurrent deferred tax asset - Other noncurrent assets	$1,852	$1,801
Noncurrent deferred tax liabilities - Deferred income taxes	(146,574)	(128,007)
Net deferred tax liabilities	$(144,722)	$(126,206)

The Company had prepaid income taxes, recorded within Other current assets on the Consolidated Balance Sheets, of $13.4 million and $8.3 million as of December 31, 2019 and 2018, respectively.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income. The computed amount and the differences for 2019, 2018 and 2017 are as follows:

	2019	2018	2017
	(In thousands)
Pretax income	$532,903	$528,939	$455,273
Provision for income taxes:
Computed amount at statutory rate	$111,910	$111,077	$159,346
State and local income tax (net of federal tax benefit)	8,163	8,280	5,841
Taxes on non-U.S. earnings-net of foreign tax credits	5,003	5,725	(24,914)
Global Intangible Lowed-Taxed Income	2,324	2,725	—
Foreign-Derived Intangible Income Deduction	(5,811)	(5,410)	—
Effect of flow-through entities	1,316	1,215	192
U.S. business tax credits	(3,193)	(3,056)	(1,928)
Domestic activities production deduction	—	—	(8,516)
Capital loss on divestitures	—	—	(2,275)
Share-based payments	(11,011)	(9,348)	(6,844)
Valuation allowance	(117)	—	(361)
Impact of Tax Act	(334)	10,298	(100)
Other	(868)	(3,140)	(2,425)
Total provision for income taxes	$107,382	$118,366	$118,016

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which significantly changed existing U.S. tax law and includes many provisions applicable to the Company, including, but not limited to, reducing the U.S. federal statutory tax rate, imposing a one-time transition tax on deemed repatriation of deferred foreign income and adopting a territorial tax system. The Tax Act reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The Tax Act also included a provision to tax global intangible low-taxed income of foreign subsidiaries, a special tax deduction for foreign-derived intangible income and a base erosion anti-abuse tax measure that may tax certain payments between a U.S. corporation and its subsidiaries. These additional provisions of the Tax Act were effective beginning January 1, 2018.

The Company has $26.5 million and $18.2 million of permanently reinvested earnings of non-U.S. subsidiaries as of December 31, 2019 and 2018, respectively. No deferred U.S. income taxes have been provided on the $26.5 million of permanently reinvested earnings, as these earnings are considered to be reinvested for an indefinite period of time. It should also be noted that the aforementioned earnings will not incur U.S. taxes when ultimately repatriated other than potentially U.S. state and local taxes and/or U.S. federal income taxes on foreign exchange gains or losses crystalized on the distribution of such earnings. Such distributions could also be subject to additional foreign withholding and foreign income taxes. The amount of unrecognized deferred income tax liabilities on currently permanently reinvested earnings is estimated to be $5.4 million and $3.7 million as of December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019, 2018 and 2017, the Company repatriated $99.0 million, $135.0 million and $3.3 million of foreign earnings, respectively. These actual distributions resulted in no incremental income tax expense for the years ended December 31, 2019 and 2018, and $6.4 million of incremental income tax benefit for the year ended December 31, 2017. These repatriations represent distributions of previously taxed income as well as distributions from liquidating subsidiaries.

Because the changes included in the Tax Act were broad and complex, on December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company was required to reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 was complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act was incomplete but it was able to determine a reasonable estimate, it was required to record a provisional estimate to be included in the financial statements. As of December 31, 2018, the Company, as required under SAB 118, completed the accounting for all of the enactment-date income tax effects of the Tax Act. The Company’s completed accounting of the enactment-date income tax effects of the Tax Act is as follows:

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company had to determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $30.3 million for the year ended December 31, 2017. During the first quarter of 2018, the IRS released Revenue Procedure 2018-17 and Notice 2018-26, the effects of which increased the provisional Transition Tax by $0.1 million. The Company updated its Transaction Tax obligation in the fourth quarter of 2018 recording a $3.9 million tax benefit which, together with the first quarter adjustment, resulted in an updated Transition Tax obligation of $26.5 million. The Company finalized its Transition Tax obligation in the fourth quarter of 2019 for an adjustment and foreign tax credit carrybacks which resulted in a final Transition Tax obligation of$20.6 million.

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

Removal of Permanent Reinvestment Representation on certain undistributed foreign earnings: As a result of the enactment of the Tax Act, the Company had decided to remove the Permanent Reinvestment Representation with respect to certain of its subsidiaries in Canada, Italy and Germany as of December 31, 2017. Under the mandatory repatriation provisions of the Tax Act, post-1986 undistributed earnings were taxed in the U.S. as if they were distributed before December 31, 2017. However, with the removal of the Permanent Reinvestment Representation with respect to select subsidiaries in Canada, Italy and Germany, the non-creditable withholding taxes and any local country taxes associated with future dividends from these subsidiaries were required to be recorded as deferred tax liabilities as of the end of 2017. The Company recorded a provisional increase in its deferred tax liability of $9.2 million, with a corresponding adjustment to deferred income tax expense of $9.2 million for the year ended December 31, 2017. During the second quarter of 2018, the deferred tax liability was reduced by $1.4 million to $7.8 million. No adjustments were made to the deferred tax liability during the third quarter of 2018. The Company removed the Permanent Reinvestment Representation during the fourth quarter of 2018 for all remaining non-U.S. subsidiaries except for its entity in India. This change resulted in an additional $9.1 million increase to its deferred tax liability with a corresponding adjustment to deferred tax expense.

Global intangible low taxed income (“GILTI”): The Tax Act creates a new requirement that certain income (i.e. GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder. GILTI is the excess of the U.S. shareholder’s “net CFC tested income” over the net deemed intangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. In January 2018, FASB released guidance on the accounting for the GILTI tax. The guidance indicates that either accounting for deferred taxes related to GILTI tax inclusions or treating the GILTI tax as a period cost are both acceptable methods subject to an accounting policy election. The Company treats the GILTI tax as a period cost.

Although the SAB 118 measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with ASC 740, the Company will recognize any effects of the guidance in the period that such guidance is issued.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2019, 2018 and 2017 is as follows:

	2019	2018	2017
	(In thousands)
Beginning balance January 1	$4,070	$2,722	$3,775
Gross increases for tax positions of prior years	—	2,308	537
Gross decreases for tax positions of prior years	—	(229)	(587)
Settlements	(140)	(160)	(604)
Lapse of statute of limitations	(250)	(571)	(399)
Ending balance December 31	$3,680	$4,070	$2,722

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019, 2018 and 2017, we had approximately $0.2 million, $0.1 million and $0.1 million, respectively, of accrued interest related to uncertain tax positions. The Company had no accrued penalties related to uncertain tax positions during these years.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $3.0 million, $3.0 million and $0.9 million as of December 31, 2019, 2018 and 2017, respectively. The tax years 2013-2018 remain open to examination by major taxing jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $0.9 million.

The Company had net operating loss and general business credit carryforwards related to prior acquisitions for U.S. federal purposes at December 31, 2019 and 2018 of $0.4 million and $1.3 million, respectively. The U.S. federal net operating loss carryforwards are available for use against the Company’s consolidated U.S. federal taxable income and expire between 2021 and 2028. For non-U.S. purposes, the Company had net operating loss carryforwards at December 31, 2019 and 2018 of $16.5 million and $29.5 million, respectively, the majority of which relates to acquisitions. The entire balance of the non-U.S. net operating losses is available to be carried forward indefinitely. At December 31, 2019 and 2018, the Company had U.S. state net operating loss carryforwards of approximately $17.4 million and $15.8 million, respectively. If unutilized, the U.S. state net operating loss will expire between 2020 and 2039. At December 31, 2019 and 2018, the Company recorded a valuation allowance against the deferred tax asset attributable to the U.S. state net operating loss of $0.6 million and $0.6 million, respectively.

The Company had a capital loss carryover for U.S. federal purposes at December 31, 2019 and 2018 of approximately $45.6 million and $46.1 million, respectively. U.S. federal capital loss carryovers can be carried back three years and forward five years, thus, if unutilized, the U.S. federal capital loss carryover will expire in 2021. At December 31, 2019 and 2018, the Company recorded a valuation allowance against the deferred tax asset attributable to the U.S. federal capital loss carryover of $9.6 million and $9.7 million, respectively. At December 31, 2019 and 2018, the Company had U.S. state capital loss carryovers of $62.1 million and $62.7 million, respectively. If unutilized, the U.S. state capital loss carryovers will expire between 2021 and 2031. At December 31, 2019 and 2018, the Company recorded a valuation allowance against the deferred tax assets attributable to the U.S. state capital loss carryovers of $0.8 million and $0.8 million, respectively. At December 31, 2019 and 2018, the Company had a foreign capital loss carryforward of approximately $13.8 million and $13.4 million, respectively. The foreign capital loss can be carried forward indefinitely. At both December 31, 2019 and 2018, the Company has a full valuation allowance against the deferred tax asset attributable to the foreign capital loss.
The Company had a foreign tax credit carryover for U.S. federal purposes at December 31, 2019 and 2018 of approximately $3.3 million and $6.6 million, respectively. U.S. federal foreign tax credit carryovers can be carried back one year and forward ten years, thus, if unutilized, the U.S. federal foreign tax credit carryover will expire in 2029. At December 31, 2019, the Company recorded a full valuation allowance against the deferred tax asset attributable to the U.S. federal foreign tax credit carryover.

13.    Business Segments and Geographic Information

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

	2019	2018	2017
	(In thousands)
NET SALES
Fluid & Metering Technologies
External customers	$956,523	$951,275	$880,648
Intersegment sales	505	277	309
Total segment sales	957,028	951,552	880,957
Health & Science Technologies
External customers	912,623	895,970	819,719
Intersegment sales	1,823	449	412
Total segment sales	914,446	896,419	820,131
Fire & Safety/Diversified Products
External customers	625,427	636,421	586,945
Intersegment sales	1,343	607	588
Total segment sales	626,770	637,028	587,533
Intersegment eliminations	(3,671)	(1,333)	(1,309)
Total net sales	$2,494,573	$2,483,666	$2,287,312
OPERATING INCOME (LOSS) (1)
Fluid & Metering Technologies	$285,256	$275,060	$241,030
Health & Science Technologies	200,200	205,679	179,567
Fire & Safety/Diversified Products	165,258	168,601	147,028
Corporate office (2)	(71,711)	(80,252)	(65,069)
Total operating income	579,003	569,088	502,556
Interest expense	44,341	44,134	44,889
Other (income) expense - net	1,759	(3,985)	2,394
Income before taxes	$532,903	$528,939	$455,273

	2019	2018	2017
	(In thousands)
ASSETS
Fluid & Metering Technologies	$1,150,712	$1,107,777	$1,101,580
Health & Science Technologies	1,507,108	1,329,368	1,323,373
Fire & Safety/Diversified Products	825,398	806,075	744,515
Corporate office	330,694	230,637	230,160
Total assets	$3,813,912	$3,473,857	$3,399,628
DEPRECIATION AND AMORTIZATION (3)
Fluid & Metering Technologies	$22,152	$22,370	$23,587
Health & Science Technologies	39,721	39,939	45,287
Fire & Safety/Diversified Products	14,333	14,493	14,541
Corporate office and other	670	742	801
Total depreciation and amortization	$76,876	$77,544	$84,216
CAPITAL EXPENDITURES
Fluid & Metering Technologies	$17,285	$19,541	$18,218
Health & Science Technologies	22,001	26,039	16,340
Fire & Safety/Diversified Products	9,811	10,318	6,363
Corporate office and other	1,815	191	2,937
Total capital expenditures	$50,912	$56,089	$43,858

(1)	Segment operating income (loss) excludes net unallocated corporate operating expenses.

(2)	2017 includes a $9.3 million gain on the sale of a business.

(3)	Excludes amortization of debt issuance expenses.

Information about the Company’s long-lived assets in different geographical regions for the years ended December 31, 2019, 2018 and 2017 is shown below.

	2019	2018	2017
	(In thousands)
LONG-LIVED ASSETS — PROPERTY, PLANT AND EQUIPMENT
U.S.	$165,721	$171,111	$145,808
North America, excluding U.S.	3,829	3,398	3,627
Europe	88,104	85,100	85,932
Asia	22,505	21,355	22,613
Other	157	256	370
Total long-lived assets - net	$280,316	$281,220	$258,350

14.    Restructuring

During 2019, 2018 and 2017, the Company recorded accruals for restructuring costs incurred to facilitate long-term, sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and asset impairment charges. The restructuring costs included severance benefits, exit costs and asset impairment charges which were included in Restructuring expenses in the Consolidated Statements of Operations while the related accruals were included in Accrued expenses in the Consolidated Balance Sheets. Severance costs primarily consisted of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consisted of lease exit and contract termination costs.

2019 Initiative

During 2019, the Company recorded pre-tax restructuring expenses totaling $21.0 million related to the 2019 restructuring initiative. These expenses consisted of employee severance related to employee reductions across various functional areas, facility rationalization, contract termination costs and asset impairment charges. Severance payments will be substantially paid by the end of 2020 using cash from operations.

In the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the HST segment. Prior to making a final decision on the options that were presented for this business, the business was informed in the third quarter of 2019 of the loss of its largest customer. As a result, the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time. This event required an interim impairment test be performed on the long-lived tangible and intangible assets of the business, which resulted in an impairment charge of $9.7 million, consisting of $6.1 million related to a customer relationships intangible asset, $1.0 million related to an unpatented technology intangible asset, $2.0 million related to property, plant and equipment and $0.6 million related to a building right-of-use asset. In the fourth quarter of 2019, the Company also consolidated one of its facilities into the Optics Center of Excellence in Rochester, New York, which resulted in an impairment charge of $0.4 million related to a building right-of-use asset. These charges were recorded as Restructuring expenses in the Consolidated Statements of Operations.

Pre-tax restructuring expenses by segment for the 2019 initiative were as follows:

	Severance Costs	Exit Costs	Asset Impairment	Total Restructuring Costs
	(In thousands)
Fluid & Metering Technologies	$2,879	$—	$—	$2,879
Health & Science Technologies	3,000	1,094	10,155	14,249
Fire & Safety/Diversified Products	1,364	—	—	1,364
Corporate/Other	2,552	—	—	2,552
Total restructuring costs	$9,795	$1,094	$10,155	$21,044

2018 Initiative

During 2018, the Company recorded pre-tax restructuring expenses totaling $12.1 million related to the 2018 restructuring initiative. These expenses consisted of employee severance related to employee reductions across various functional areas as well as facility rationalization and contract termination costs. Severance payments were substantially paid by the end of 2019 using cash from operations.

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

In addition, during the first quarter of 2017, the Company recorded pre-tax restructuring expenses totaling $4.8 million related to the 2016 restructuring initiative.

Restructuring accruals of $6.1 million and $6.2 million at December 31, 2019 and 2018, respectively, are reflected in Accrued expenses in our Consolidated Balance Sheets as follows:

Restructuring Initiatives
(In thousands)
Balance at January 1, 2018	$4,180
Restructuring expenses	12,083
Payments, utilization and other	(10,093)
Balance at December 31, 2018	6,170
Restructuring expenses	21,044
Payments, utilization and other	(21,104)
Balance at December 31, 2019	$6,110

15.    Share-Based Compensation

The Company maintains two share-based compensation plans for executives, non-employee directors and certain key employees that authorize the granting of stock options, restricted stock, performance share units and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of December 31, 2019 totaled 15.6 million, of which 3.4 million shares were available for future issuance. The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award.

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Board of Directors based on their recommendation from the Compensation Committee.

Stock Options

Stock options granted under the Company’s plans are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The fair value of each option grant is estimated on the date of the grant using the Binomial lattice option pricing model. The majority of the options issued to employees vest ratably over four years, with vesting beginning one year from the date of grant, and generally expire 10 years from the date of grant.

Weighted average option fair values and assumptions for the periods specified are as follows:

	Years Ended December 31,
	2019	2018	2017
Weighted average fair value of grants	$35.15	$38.13	$24.19
Dividend yield	1.18%	1.07%	1.45%
Volatility	24.77%	28.46%	29.41%
Risk-free interest rate	2.53% - 3.04%	2.03% - 3.17%	0.83% - 3.04%
Expected life (in years)	5.87	5.83	5.83

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the contractual term of the option.

•
The Company uses historical data to estimate the expected life of the option. The expected life assumption for the years ended December 31, 2019, 2018 and 2017 is an output of the Binomial lattice option pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior.

•
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. For the years ended December 31, 2019, 2018 and 2017, we present the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option pricing model.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

A summary of the Company’s stock option activity as of December 31, 2019, and changes during the year ended December 31, 2019 is presented as follows:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,714,003	$85.08	6.70	$74,191,783
Granted	336,385	144.97
Exercised	(559,725)	69.34
Forfeited/Expired	(104,124)	116.94
Outstanding at December 31, 2019	1,386,539	$103.58	6.95	$94,764,140
Vested and expected to vest at December 31, 2019	1,275,591	$66.82	6.93	$88,158,634
Exercisable at December 31, 2019	578,542	$79.52	5.57	$53,502,516

The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the grant price. The total intrinsic value of options exercised in 2019, 2018 and 2017 was $49.5 million, $38.0 million and $26.1 million, respectively. In 2019, 2018 and 2017, cash received from options exercised was $38.8 million, $27.6 million and $22.9 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $10.4 million, $8.0 million and $9.5 million, respectively.

Total compensation cost for stock options is recorded in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of goods sold	$445	$470	$428
Selling, general and administrative expenses	8,705	8,313	7,347
Total expense before income taxes	9,150	8,783	7,775
Income tax benefit	(1,209)	(1,616)	(2,485)
Total expense after income taxes	$7,941	$7,167	$5,290

As of December 31, 2019, there was $13.2 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of December 31, 2019, and changes during the year ending December 31, 2019 is as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	148,041	$101.50
Granted	49,260	148.12
Vested	(51,253)	80.64
Forfeited	(15,800)	124.54
Unvested at December 31, 2019	130,248	$124.61

Total compensation cost for restricted stock is recorded in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of goods sold	$261	$367	$335
Selling, general and administrative expenses	4,527	4,201	4,772
Total expense before income taxes	4,788	4,568	5,107
Income tax benefit	(920)	(825)	(1,654)
Total expense after income taxes	$3,868	$3,743	$3,453

As of December 31, 2019, there was $5.9 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. Dividend equivalents are paid on certain cash-

settled restricted stock awards. A summary of the Company’s unvested cash-settled restricted stock activity as of December 31, 2019, and changes during the year ending December 31, 2019 is as follows:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2019	88,225	$126.26
Granted	25,950	145.38
Vested	(29,445)	141.89
Forfeited	(10,170)	159.78
Unvested at December 31, 2019	74,560	$172.08

Total compensation cost for cash-settled restricted stock is recorded in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of goods sold	$1,230	$809	$1,357
Selling, general and administrative expenses	4,118	2,391	3,241
Total expense before income taxes	5,348	3,200	4,598
Income tax benefit	(509)	(337)	(808)
Total expense after income taxes	$4,839	$2,863	$3,790

At December 31, 2019 and 2018, the Company has accrued $5.5 million and $4.5 million, respectively, for cash-settled restricted stock in Accrued expenses in the Consolidated Balance Sheets and has accrued $2.8 million and $2.4 million, respectively, for cash-settled restricted stock in Other non-current liabilities in the Consolidated Balance Sheets.

Performance Share Units

Beginning in 2013, the Company granted performance share units to selected key employees that may be earned based on IDEX total shareholder return over the three-year period following the date of grant. Performance share units are expected to be made annually and are paid out at the end of a three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of IDEX common stock in relation to the total shareholder return of the S&P Midcap 400 Industrial Group (for awards granted prior to 2016) or the Russell Midcap Index (for awards granted in 2016 - 2019) for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 250 percent of the initial grant. A target payout of 100 percent is earned if total shareholder return is equal to the 50th percentile of the peer group. Performance share units earn dividend equivalents for the award period, which will be paid to participants with the award payout at the end of the period based on the actual number of performance share units that are earned. Payments made at the end of the award period will be in the form of stock for performance share units and will be in cash for dividend equivalents. The Company’s performance share units are considered market condition awards, have been assessed at fair value on the date of grant using a Monte Carlo simulation model and are expensed ratably over the three-year term of the awards. The Company granted approximately 0.1 million of performance share units in each of 2019, 2018 and 2017.

Weighted average performance share unit fair values and assumptions for the period specified are as follows:

	Years Ended December 31,
	2019	2018	2017
Weighted average fair value of grants	$207.26	$216.59	$115.74
Dividend yield	—%	—%	—%
Volatility	19.11%	17.42%	17.36%
Risk-free interest rate	2.49%	2.40%	1.45%
Expected life (in years)	2.83	2.85	2.85

The assumptions are as follows:

•	The Company estimated volatility using its historical share price performance over the remaining performance period as of the grant date.

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

A summary of the Company’s performance share unit activity as of December 31, 2019, and changes during the year ending December 31, 2019, is as follows:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	111,155	$142.42
Granted	56,860	207.26
Vested	(54,545)	249.44
Forfeited	(12,895)	125.03
Unvested at December 31, 2019	100,575	$178.97

Awards that vested in 2019 will result in 136,370 shares being issued in 2020.

Total compensation cost for performance share units is as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of goods sold	$—	$—	$—
Selling, general and administrative expenses	8,383	8,203	6,925
Total expense before income taxes	8,383	8,203	6,925
Income tax benefit	(641)	(1,586)	(2,342)
Total expense after income taxes	$7,742	$6,617	$4,583

As of December 31, 2019, there was $9.0 million of total unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 0.9 years.

16. Other Comprehensive Income (Loss)

The components of Other comprehensive income (loss) are as follows:

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
	(In thousands)
Cumulative translation adjustment	$67	$—	$67	$(48,114)	$—	$(48,114)
Pension and other postretirement adjustments
Net gain (loss) arising during the year	(7,432)	2,497	(4,935)	9,963	(2,375)	7,588
Amortization/recognition of settlement loss	2,810	(944)	1,866	2,938	(701)	2,237
Pension and other postretirement adjustments	(4,622)	1,553	(3,069)	12,901	(3,076)	9,825
Reclassification adjustments for derivatives	6,327	(1,445)	4,882	6,475	(1,469)	5,006
Total other comprehensive income (loss)	$1,772	$108	$1,880	$(28,738)	$(4,545)	$(33,283)

	For the Year Ended December 31, 2017
	Pre-tax	Tax	Net of tax
	(In thousands)
Foreign currency translation adjustments
Cumulative translation adjustment	$110,421	$—	$110,421
Reclassification of foreign currency translation to earnings upon sale of business	2,749	—	2,749
Tax effect of reversal of indefinite assertion on certain intercompany loans	(3,932)	—	(3,932)
Foreign currency translation adjustments	109,238	—	109,238
Pension and other postretirement adjustments
Net gain (loss) arising during the year	(5,355)	828	(4,527)
Amortization/recognition of settlement loss	3,814	(589)	3,225
Pension and other postretirement adjustments	(1,541)	239	(1,302)
Reclassification adjustments for derivatives	6,655	(2,445)	4,210
Total other comprehensive income (loss)	$114,352	$(2,206)	$112,146

Amounts reclassified from accumulated other comprehensive income (loss) to net income are summarized as follows:

	For the Year Ended December 31,
	2019	2018	2017	Income Statement Caption
Foreign currency translation:
Reclassification upon sale of business	$—	$—	$2,749	Loss (gain) on sale of businesses - net
Total before tax	—	—	2,749
Provision for income taxes	—	—	—
Total net of tax	$—	$—	$2,749
Pension and other postretirement plans:
Amortization of service cost	$2,858	$3,246	$3,580	Other (income) expense - net
Recognition of settlement loss	(48)	(308)	234	Other (income) expense - net
Total before tax	2,810	2,938	3,814
Provision for income taxes	(944)	(701)	(589)
Total net of tax	$1,866	$2,237	$3,225
Derivatives:
Reclassification adjustments	$6,327	$6,475	$6,655	Interest expense
Total before tax	6,327	6,475	6,655
Provision for income taxes	(1,445)	(1,469)	(2,445)
Total net of tax	$4,882	$5,006	$4,210

The Company recognizes the service cost component in both Selling, general and administrative expenses and Cost of sales in the Consolidated Statements of Operations depending on the functional area of the underlying employees included in the plans.

17.    Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans and other post-retirement plans for its employees. The Company uses a measurement date of December 31 for its defined benefit pension plans and post-retirement medical plans. The Company employs the measurement date provisions of ASC 715, Compensation-Retirement Benefits, which require the measurement date of plan assets and liabilities to coincide with the sponsor’s year end.

Effective September 30, 2019, the IDEX Corporation Retirement Plan (“Plan”), a U.S. defined benefit plan, was amended to freeze the accrual of retirement benefits for all participants. This action impacted fewer than 60 participants, as the Plan had been closed to new entrants as of December 31, 2004 and frozen as of December 31, 2005 for all but certain older, longer service participants. The overall financial impact of the freeze was to reduce the Plan liabilities by approximately $1.2 million. In addition, the Company recorded a settlement charge of $0.7 million which was recorded in Other (income) expense - net in the Consolidated Statements of Operations for the year ended December 31, 2019. Subsequent to the freeze, termination of the Plan was approved in November 2019. Participants were notified in February 2020 and the Plan will be terminated in May 2020. As a result, the disclosures for the year ended December 31, 2019 were prepared on a liquidation basis of accounting.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over the two-year period ended December 31, 2019 and a statement of the funded status at December 31 for both years.

	Pension Benefits				Other Benefits
	2019		2018		2019	2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
CHANGE IN BENEFIT OBLIGATION
Obligation at January 1	$85,175	$89,789	$91,335	$97,451	$22,593	$26,068
Service cost	653	1,844	886	2,105	561	668
Interest cost	2,796	1,440	2,634	1,389	849	810
Plan amendments	—	(156)	—	52	—	—
Benefits paid	(3,520)	(1,507)	(5,171)	(2,791)	(676)	(847)
Actuarial loss (gain)	16,931	9,903	(4,497)	(3,378)	(161)	(3,930)
Currency translation	—	66	—	(3,335)	91	(176)
Settlements	(4,826)	—	(12)	(2,313)	—	—
Curtailments	(1,538)	—	—	—	—	—
Acquisition/Divestiture	—	—	—	—	—	—
Other	276	637	—	609	—	—
Obligation at December 31	$95,947	$102,016	$85,175	$89,789	$23,257	$22,593
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	$83,580	$33,532	$76,041	$36,316	$—	$—
Actual return on plan assets	17,446	3,406	2,070	496	—	—
Employer contributions	733	2,320	10,652	2,345	676	847
Benefits paid	(3,520)	(1,507)	(5,171)	(2,791)	(676)	(847)
Currency translation	—	916	—	(1,130)	—	—
Settlements	(4,826)	—	—	(2,313)	—	—
Acquisition/Divestiture	—	—	—	—	—	—
Other	—	637	(12)	609	—	—
Fair value of plan assets at December 31	$93,413	$39,304	$83,580	$33,532	$—	$—
Funded status at December 31	$(2,534)	$(62,712)	$(1,595)	$(56,257)	$(23,257)	$(22,593)
COMPONENTS ON THE CONSOLIDATED BALANCE SHEETS
Other noncurrent assets	$1,921	$14	$3,058	$—	$—	$—
Current liabilities	$(564)	$(1,270)	$(556)	$(1,174)	$(1,127)	$(1,116)
Other noncurrent liabilities	(3,891)	(61,456)	(4,097)	(55,083)	(22,130)	(21,477)
Net liability at December 31	$(2,534)	$(62,712)	$(1,595)	$(56,257)	$(23,257)	$(22,593)

The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $193.3 million and $169.5 million at December 31, 2019 and 2018, respectively.

The weighted average assumptions used in the measurement of the Company’s benefit obligation at December 31, 2019 and 2018 were as follows:

	U.S. Plans		Non-U.S. Plans		Other Benefits
	2019	2018	2019	2018	2019	2018
Discount rate	3.06%	4.10%	1.33%	2.07%	3.09%	4.11%
Rate of compensation increase	—%	4.00%	2.29%	2.13%	4.00%	4.00%

The pretax amounts recognized in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets as of December 31, 2019 and 2018 were as follows:

	Pension Benefits				Other Benefits
	2019		2018		2019	2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Prior service cost (credit)	$46	$(100)	$62	$64	$(46)	$(117)
Net loss (gain)	21,432	19,304	22,478	12,955	(6,009)	(6,386)
Total	$21,478	$19,204	$22,540	$13,019	$(6,055)	$(6,503)

The amounts in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet as of December 31, 2019 that are expected to be recognized as components of net periodic benefit cost during 2020 are as follows:

	U.S. Pension Benefit Plans	Non-U.S. Pension Benefit Plans	Other Benefit Plans	Total
	(In thousands)
Prior service cost (credit)	$13	$(21)	$(37)	$(45)
Net loss (gain)	1,755	1,726	(506)	2,975
Total	$1,768	$1,705	$(543)	$2,930

The components of, and the weighted average assumptions used to determine, the net periodic benefit cost for the plans in 2019, 2018 and 2017 are as follows:

	Pension Benefits
	2019		2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Service cost	$653	$1,844	$886	$2,105	$976	$1,975
Interest cost	2,796	1,440	2,634	1,389	2,677	1,283
Expected return on plan assets	(3,319)	(1,047)	(3,943)	(1,120)	(3,832)	(1,088)
Settlement loss recognized	713	—	(1)	(307)	—	234
Special termination benefit recognized	276	—	—	—	—	—
Net amortization	1,614	1,117	2,712	1,271	2,566	1,809
Net periodic benefit cost	$2,733	$3,354	$2,288	$3,338	$2,387	$4,213

	Other Benefits
	2019	2018	2017
	(In thousands)
Service cost	$561	$668	$610
Interest cost	849	810	818
Net amortization	(635)	(737)	(795)
Net periodic benefit cost	$775	$741	$633

	U.S. Plans			Non-U.S. Plans
	2019	2018	2017	2019	2018	2017
Discount rate	4.11%/2.99%*	3.46%	3.91%	2.07%	1.82%	1.76%
Expected return on plan assets	4.00%	5.50%	5.50%	3.12%	3.09%	3.20%
Rate of compensation increase	4.00%	4.00%	4.00%	2.13%	2.37%	2.29%

* A discount rate of 4.11% was used to determine the net periodic benefit cost for the period January 1, 2019 through August 31, 2019 and a discount rate of 2.99% was used to determine the net periodic benefit cost for the period September 1, 2019 through December 31, 2019 as a result of the remeasurement that occurred in conjunction with the decision to freeze the Plan.

	Other Benefits
	2019	2018	2017
Discount rate	4.11%	3.50%	3.94%
Expected return on plan assets	—%	—%	—%
Rate of compensation increase	4.00%	4.00%	4.00%

The pretax change recognized in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet in 2019 is as follows:

	Pension Benefits		Other Benefits
	U.S.	Non-U.S.
	(In thousands)
Net gain (loss) in current year	$(1,265)	$(7,544)	$161
Prior service cost	—	156	—
Amortization of prior service cost (credit)	15	6	(70)
Amortization of net loss (gain)	2,312	1,111	(565)
Exchange rate effect on amounts in OCI	—	86	26
Total	$1,062	$(6,185)	$(448)

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

Costs of defined contribution plans were $12.4 million, $12.2 million and $10.2 million for 2019, 2018 and 2017, respectively.

The Company, through its subsidiaries, participates in certain multi-employer pension plans covering approximately 259 participants under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company as contributions to these plans totaled $1.1 million, $1.1 million, and $1.0 million for 2019, 2018 and 2017, respectively.

For measurement purposes, a 5.84% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2019. The rate was assumed to decrease gradually each year to a rate of 4.45% for 2038, and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A 1% increase in the assumed health care cost trend rates would increase the service and interest cost components of the net periodic benefit cost by $0.1 million and the health care component of the accumulated postretirement benefit obligation by $1.9 million.

A 1% decrease in the assumed health care cost trend rate would decrease the service and interest cost components of the net periodic benefit cost by $0.1 million and the health care component of the accumulated postretirement benefit obligation by $1.6 million.

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2019 and 2018, by asset category, were as follows:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Equity securities	10%	9%	17%	13%
Fixed income securities	90%	90%	24%	31%
Cash/Commingled Funds/Other (1)	—%	1%	59%	56%
Total	100%	100%	100%	100%

The basis used to measure the defined benefit plans’ assets at fair value at December 31, 2019 and 2018 is summarized as follows:

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2019	(In thousands)
Equity
U.S. Large Cap	$4,734	$4,734	$—	$—
U.S. Small / Mid Cap	455	—	455	—
International	10,845	5,258	5,587	—
Fixed Income
U.S. Intermediate	640	—	640	—
U.S. Long Term	83,628	—	83,628	—
U.S. High Yield	1,346	—	1,346	—
International	7,516	296	7,220	—
Other Commingled Funds (1)	19,438	—	—	19,438
Cash and Equivalents	1,094	517	577	—
Other	3,021	—	3,021	—
	$132,717	$10,805	$102,474	$19,438

(1)	Other commingled funds represent pooled institutional investments in non-U.S. plans.

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2018	(In thousands)
Equity
U.S. Large Cap	$3,759	$3,759	$—	$—
U.S. Small / Mid Cap	770	—	770	—
International	7,532	4,445	3,087	—
Fixed Income
U.S. Intermediate	581	—	581	—
U.S. Long Term	75,096	—	75,096	—
U.S. High Yield	1,098	—	1,098	—
International	8,604	244	8,360	—
Other Commingled Funds (1)	15,555	—	—	15,555
Cash and Equivalents	1,944	1,074	870	—
Other	2,173	—	2,173	—
	$117,112	$9,522	$92,035	$15,555

(1)	Other commingled funds represent pooled institutional investments in non-U.S. plans.

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

Investment Policies and Strategies

The investment objective of the U.S. plan, consistent with prudent standards for preservation of capital and maintenance of liquidity, is to earn the highest possible total rate of return consistent with the plan’s tolerance for risk. The general asset allocation guidelines for plan assets are that “equities” will constitute 10% and “fixed income” obligations, including cash, will constitute from 90% of the market value of total fund assets. The investment objective of the UK plan, consistent with prudent standards for preservation of capital and maintenance of liquidity, is to earn a target return of UK Gilts plus 2.5% per year. The general asset allocation guidelines for plan assets are that “equities” will constitute from 40% to 50% of the market value of total fund assets with a target of 40%, and “fixed income” obligations, including cash, will constitute from 50% to 60% with a target of 60%. The term “equities” includes common stock, while the term “fixed income” includes obligations with contractual payments and a specific maturity date. The Company, through the use of a professional independent advisor, will monitor the asset allocation daily and maintain an asset allocation that closely replicates the designated targets. Diversification of assets is employed to ensure that adverse performance of one security or security class does not have an undue detrimental impact on the portfolio as a whole. Diversification is interpreted to include diversification by type, characteristic and number of investments as well as by investment style of designated investment fund managers. No restrictions are placed on the selection of individual investments by the investment fund managers. The total fund performance and the performance of the investment fund managers is reviewed on a regular basis using an appointed professional independent advisor. As of December 31, 2019, there were no shares of the Company’s stock held in plan assets.

Cash Flows

The Company expects to contribute approximately $3.0 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans in 2020. The Company also expects to contribute approximately $12.8 million to its defined contribution plan and $10.2 million to its 401(k) savings plan in 2020.

Estimated Future Benefit Payments

The future estimated benefit payments for the next five years and the five years thereafter are as follows: 2020 — $49.4 million; 2021 — $49.2 million; 2022 — $5.7 million; 2023 — $5.6 million; 2024 — $5.9 million; 2025 to 2029 — $30.7 million.

18.    Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 are as follows:

	2019 Quarters (1)				2018 Quarters (1)
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Net sales	$622,231	$642,099	$624,246	$605,997	$612,324	$634,360	$622,888	$614,094
Gross profit	283,834	292,337	281,978	266,885	276,652	287,367	280,233	273,643
Operating income	147,782	155,283	141,765	134,173	136,683	147,831	145,133	139,441
Net income	110,268	113,209	105,194	96,850	98,958	107,126	106,352	98,137
Basic EPS	$1.46	$1.50	$1.39	$1.28	$1.29	$1.40	$1.39	$1.29
Diluted EPS	$1.44	$1.48	$1.37	$1.26	$1.27	$1.38	$1.37	$1.27
Basic weighted average shares outstanding	75,442	75,460	75,698	75,779	76,419	76,539	76,562	76,128
Diluted weighted average shares outstanding	76,284	76,387	76,577	76,570	77,739	77,704	77,709	77,100

(1) Quarterly data includes acquisition of Finger Lakes Instrumentation (July 2018) and Velcora Holding AB (July 2019) from the date of acquisition. See Note 2 for further discussion.

19.    Subsequent Events

On January 29, 2020, the Company entered into a definitive agreement to acquire Flow Management Devices, LLC (“Flow MD”) for cash consideration of $125 million. Flow MD is a leading provider of small volume provers used in the oil and gas industry. Flow MD is headquartered in Phoenix, Arizona, Flow MD and will operate in our Fluid and Metering Technologies Segment. We expect to close the transaction by the end of the first quarter 2020 subject to regulatory approvals and customary closing conditions.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Item 9B.    Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Information under the headings “Election of Directors”; “Board Committees”;”Delinquent Section 16(a) Reports”; and “Corporate Governance” in the 2020 Proxy Statement is incorporated into this Item 10 by reference. Information regarding executive officers of the Company is located in Part I, Item 1, of this report under the caption “Information about Our Executive Officers.”

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

Item 11.        Executive Compensation.

Information under the heading “Executive Compensation” in the 2020 Proxy Statement is incorporated into this Item 11 by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading “Security Ownership” in the 2020 Proxy Statement is incorporated into this Item 12 by reference.

Equity Compensation Plan Information

Information with respect to the Company’s equity compensation plans as of December 31, 2019 is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by the Company’s stockholders	1,663,823	$103.58	3,372,235
Equity compensations plans not approved by the Company’s stockholders	—	—	—

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Information under the headings, “Corporate Governance” and “Board Committees” in the 2020 Proxy Statement is incorporated into this Item 13 by reference.

Item 14.        Principal Accountant Fees and Services.

Information under the heading “Principal Accountant Fees and Services” in the 2020 Proxy Statement is incorporated into this Item 14 by reference.

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

The information required by this item is set forth on the “Exhibit Index” which precedes the signature page of this report.

Item 16.        Form 10-K Summary.

None.

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

4.2
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

4.4
Note Purchase Agreement, dated June 13, 2016, between IDEX Corporation and the Purchasers listed in Schedule A thereto (incorporated by reference in Exhibit No. 4.1 to the Current Report of IDEX on Form 8-K filed June 15, 2016, Commission File No. 1-10235)

4.5*	Description of Securities

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

10.9**
Letter Agreements between IDEX Corporation and Eric Ashleman, dated January 14, 2008 and February 12, 2014 (incorporated by reference to Exhibit No. 10.14 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.10**
Form of IDEX Corporation Restricted Stock Award Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

Exhibit Number	Description

10.11**
Form of IDEX Corporation Stock Option Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.17 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.12**
Form of IDEX Corporation Restricted Stock Unit Award Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.18 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.13**
Form of IDEX Corporation Restricted Stock Unit Award Agreement - Cash Settled effective February 2015 (incorporated by reference to Exhibit No. 10.19 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.14**
Form of IDEX Corporation Performance Share Unit Award Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.20 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.15**
Form of IDEX Corporation Restricted Stock Unit Agreement for Directors effective February 2015 (incorporated by reference to Exhibit No. 10.21 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.16**
Form of IDEX Corporation Stock Option Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.22 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.17**
Form of IDEX Corporation Restricted Stock Award Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.23 to the Annual Report of IDEX on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10235)

10.18**
Amendment of Letter Agreement dated January 16, 2012, between IDEX Corporation and Jeffrey D. Bucklew, effective January 12, 2018 (incorporated by reference to Exhibit 10.19 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017, Commission File No. 1-10235)

10.19**
Letter Agreement between IDEX Corporation and Denise Cade, dated September 24, 2015 (incorporated by reference to Exhibit No. 10.24 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2015, Commission File No. 1-10235)

10.20
Stock Purchase Agreement, dated February 4, 2016, by and among IDEX Corporation, Premier Farnell PLC, Celdis Limited, Premier Farnell Corp. and Akron Brass Holding Corp. (incorporated by reference to Exhibit No. 10.25 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2015, Commission File No. 1-10235)

10.21**
Letter Agreement between IDEX Corporation and William K. Grogan, dated December 30, 2016 (incorporated by reference to Exhibit 10.22 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2016, Commission File No. 1-10235)

10.22**
Amendment to Letter Agreement dated September 24, 2015, between IDEX Corporation and Denise R. Cade, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended March 31, 2017, Commission File No. 1-10235)

10.23**
Amendment to Letter Agreement dated February 12, 2014, between IDEX Corporation and Eric D. Ashleman, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended March 31, 2017, Commission File No. 1-10235)

10.24**
Amendment to Letter Agreement dated December 30, 2016, between IDEX Corporation and William K. Grogan, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended March 31, 2017, Commission File No. 1-10235)

10.25**
Form of IDEX Corporation Performance Share Unit Award Agreement - Stock Settled, effective February 2018 (incorporated by reference to Exhibit 10.26 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017, Commission File No. 1-10235)

10.26**
Form of IDEX Corporation Restricted Stock Award Agreement, effective February 2018 (incorporated by reference to Exhibit 10.27 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017, Commission File No. 1-10235)

Exhibit Number	Description

10.27**
Form of IDEX Corporation Restricted Stock Unit Agreement for Directors, effective February 2018 (incorporated by reference to Exhibit 10.28 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017, Commission File No. 1-10235)

10.28**
Form of IDEX Corporation Performance Share Unit Award Agreement - Cash Settled, effective February 2018 (incorporated by reference to Exhibit 10.29 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017, Commission File No. 1-10235)

10.29**
Form of IDEX Corporation Stock Option Agreement, effective February 2018 (incorporated by reference to Exhibit 10.30 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017, Commission File No. 1-10235)

10.30**
Form of IDEX Corporation Stock Option Agreement - Cash Settled, effective February 2018 (incorporated by reference to Exhibit 10.31 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017, Commission File No. 1-10235)

10.31**
Form of IDEX Corporation Restricted Stock Unit Award Agreement - Cash Settled, effective February 2018 (incorporated by reference to Exhibit 10.32 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017, Commission File No. 1-10235)

10.32**
Form of IDEX Corporation Restricted Stock Unit Award Agreement, effective December 2015 (incorporated by reference to Exhibit 10.33 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017, Commission File No. 1-10235)

10.33**
Form of IDEX Corporation Confidential Information, Work Product and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.34 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017, Commission File No. 1-10235)

10.34
Credit Agreement, dated as of May 31, 2019, by and among IDEX Corporation and certain of its subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit; JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and issuers of letters of credit; HSBC Bank USA, National Association, Mizuho Bank, Ltd., PNC Bank, National Association, and U.S. Bank, National Association, as co-documentation agents, and the other lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of IDEX Corporation filed with the SEC on June 4, 2019, Commission File No. 1-10235)

10.35*,**	IDEX Amended and Restated Non-Employee Director Compensation Policy, effective January 1, 2020

*21	Subsidiaries of IDEX

*23	Consent of Deloitte & Touche LLP

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

***32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

***32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*,****101
The following materials from IDEX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2019 and 2018, (ii) the Consolidated Statements of Operations for the three years ended December 31, 2019, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2019, (iv) the Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2019, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2019, and (vi) Notes to the Consolidated Financial Statements.

*,****104	Cover Page Interactive Data File (Formatted Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

**    Management contract or compensatory plan or agreement.

***	Furnished herewith.

****
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 and 104 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEX CORPORATION

By:	/s/ WILLIAM K. GROGAN
William K. Grogan
Senior Vice President and Chief Financial Officer

Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW K. SILVERNAIL	President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Andrew K. Silvernail		February 21, 2020

/s/ WILLIAM K. GROGAN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
William K. Grogan		February 21, 2020

/s/ MICHAEL J. YATES	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Michael J. Yates		February 21, 2020

/s/ MARK A. BECK	Director
Mark A. Beck		February 21, 2020

/s/ MARK A. BUTHMAN	Director
Mark A. Buthman		February 21, 2020

/s/ CARL R. CHRISTENSON	Director
Carl R. Christenson		February 21, 2020

/s/ WILLIAM M. COOK	Director
William M. Cook		February 21, 2020

/s/ KATRINA L. HELMKAMP	Director
Katrina L. Helmkamp		February 21, 2020

/s/ ERNEST J. MROZEK	Director
Ernest J. Mrozek		February 21, 2020

/s/ DAVID C. PARRY	Director
David C. Parry		February 21, 2020

/s/ LIVINGSTON L. SATTERTHWAITE	Director
Livingston L. Satterthwaite		February 21, 2020

/s/ CYNTHIA J. WARNER	Director
Cynthia J. Warner		February 21, 2020