Form 10-Q
period 2020-03-31
IDEX CORP /DE/
filed 2020-04-24
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission file number 1-10235
IDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1925 West Field Court,	Suite 200,	Lake Forest,	Illinois	60045
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number: (847) 498-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of April 17, 2020: 75,391,873.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$569,219	$632,581
Receivables, less allowance for doubtful accounts of $5,894 at March 31, 2020 and $6,347 at December 31, 2019	327,835	298,186
Inventories	340,581	293,467
Other current assets	51,437	37,211
Total current assets	1,289,072	1,261,445
Property, plant and equipment - net	283,276	280,316
Goodwill	1,831,973	1,779,745
Intangible assets - net	426,205	388,031
Other noncurrent assets	113,151	104,375
Total assets	$3,943,677	$3,813,912
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$157,724	$138,463
Accrued expenses	208,847	180,290
Short-term borrowings	319	388
Dividends payable	—	38,736
Total current liabilities	366,890	357,877
Long-term borrowings	999,020	848,864
Deferred income taxes	148,189	146,574
Other noncurrent liabilities	199,791	197,368
Total liabilities	1,713,890	1,550,683
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 89,902,247 shares at March 31, 2020 and 89,948,374 shares at December 31, 2019	899	899
Additional paid-in capital	766,916	760,453
Retained earnings	2,717,129	2,615,131
Treasury stock at cost: 14,587,137 shares at March 31, 2020 and 13,860,340 shares at December 31, 2019	(1,104,846)	(985,909)
Accumulated other comprehensive income (loss)	(150,311)	(127,345)
Total shareholders’ equity	2,229,787	2,263,229
Total liabilities and shareholders’ equity	$3,943,677	$3,813,912
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$594,462	$622,231
Cost of sales	322,506	338,397
Gross profit	271,956	283,834
Selling, general and administrative expenses	132,015	136,052
Operating income	139,941	147,782
Other (income) expense - net	1,565	(140)
Interest expense	10,877	10,921
Income before income taxes	127,499	137,001
Provision for income taxes	25,501	26,733
Net income	$101,998	$110,268

Basic earnings per common share	$1.35	$1.46
Diluted earnings per common share	$1.33	$1.44

Share data:
Basic weighted average common shares outstanding	75,740	75,442
Diluted weighted average common shares outstanding	76,452	76,284
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$101,998	$110,268
Other comprehensive income (loss):
Reclassification adjustments for derivatives, net of tax	1,194	1,227
Pension and other postretirement adjustments, net of tax	2,296	1,262
Cumulative translation adjustment	(26,456)	(3,281)
Other comprehensive income (loss)	(22,966)	(792)
Comprehensive income	$79,032	$109,476
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2019	$761,352	$2,615,131	$(94,353)	$(25,809)	$(7,183)	$(985,909)	$2,263,229
Net income	—	101,998	—	—	—	—	101,998
Cumulative translation adjustment	—	—	(26,456)	—	—	—	(26,456)
Net change in retirement obligations (net of tax of $578)	—	—	—	2,296	—	—	2,296
Net change on derivatives designated as cash flow hedges (net of tax of $351)	—	—	—	—	1,194	—	1,194
Issuance of 131,757 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $3,061)	—	—	—	—	—	2,089	2,089
Repurchase of 866,823 shares of common stock	—	—	—	—	—	(108,907)	(108,907)
Shares surrendered for tax withholding	—	—	—	—	—	(12,119)	(12,119)
Share-based compensation	6,463	—	—	—	—	—	6,463
Balance, March 31, 2020	$767,815	$2,717,129	$(120,809)	$(23,513)	$(5,989)	$(1,104,846)	$2,229,787

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2018	$739,240	$2,342,079	$(94,420)	$(22,740)	$(12,065)	$(957,454)	$1,994,640
Net income	—	110,268	—	—	—	—	110,268
Adjustment for adoption of ASU 2016-02	—	28	—	—	—	—	28
Cumulative translation adjustment	—	—	(3,281)	—	—	—	(3,281)
Net change in retirement obligations (net of tax of $438)	—	—	—	1,262	—	—	1,262
Net change on derivatives designated as cash flow hedges (net of tax of $361)	—	—	—	—	1,227	—	1,227
Issuance of 264,090 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $3,415)	—	—	—	—	—	8,870	8,870
Repurchase of 369,810 shares of common stock	—	—	—	—	—	(51,706)	(51,706)
Shares surrendered for tax withholding	—	—	—	—	—	(11,479)	(11,479)
Share-based compensation	5,403	—	—	—	—	—	5,403
Balance, March 31, 2019	$744,643	$2,452,375	$(97,701)	$(21,478)	$(10,838)	$(1,011,769)	$2,055,232

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$101,998	$110,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,453	9,660
Amortization of intangible assets	9,544	8,999
Amortization of debt issuance expenses	343	335
Share-based compensation expense	6,730	7,560
Deferred income taxes	2,012	3,027
Non-cash interest expense associated with forward starting swaps	1,545	1,588
Changes in (net of the effect from acquisitions):
Receivables	(24,190)	(21,402)
Inventories	(23,717)	(18,548)
Other current assets	(14,267)	(7,119)
Trade accounts payable	14,146	17,488
Accrued expenses	2,060	(24,606)
Other - net	(1,897)	1,413
Net cash flows provided by operating activities	84,760	88,663
Cash flows from investing activities
Purchases of property, plant and equipment	(12,762)	(12,875)
Acquisition of businesses, net of cash acquired	(120,839)	—
Proceeds from disposal of fixed assets	41	629
Other - net	(160)	(195)
Net cash flows used in investing activities	(133,720)	(12,441)
Cash flows from financing activities
Borrowings under revolving credit facilities	150,000	—
Dividends paid	(38,736)	(33,446)
Proceeds from stock option exercises	2,089	8,870
Repurchases of common stock	(108,907)	(50,797)
Shares surrendered for tax withholding	(12,119)	(11,479)
Other - net	(129)	(129)
Net cash flows used in financing activities	(7,802)	(86,981)
Effect of exchange rate changes on cash and cash equivalents	(6,600)	482
Net increase (decrease) in cash	(63,362)	(10,277)
Cash and cash equivalents at beginning of year	632,581	466,407
Cash and cash equivalents at end of period	$569,219	$456,130

Supplemental cash flow information
Cash paid for:
Interest	$276	$323
Income taxes	10,492	13,911

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued a subsequent amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the prior “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. ASU 2018-19 affects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that represent the contractual right to receive cash. ASU 2016-13 and ASU 2018-19 should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The Company adopted this standard on January 1, 2020 using the prospective transition approach. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

The Company incurred acquisition-related transaction costs of $1.1 million and $0.3 million in the three months ended March 31, 2020 and 2019, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed.

2020 Acquisition

On February 28, 2020, the Company acquired the stock of Flow Management Devices, LLC (“Flow MD”), a privately held provider of flow measurement systems that ensure custody transfer accuracy in the oil and gas industry. Flow MD engineers and manufactures small volume provers. Headquartered in Phoenix, AZ, with operations in Houston, TX and Pittsburgh, PA, Flow MD operates in our Energy group within the Fluid & Metering Technologies segment. Flow MD was acquired for cash consideration of $120.8 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $63.4 million and $49.5 million, respectively. The goodwill is deductible for tax purposes.

The Company made an initial allocation of the purchase price for the Flow MD acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information about these assets and liabilities, including intangible asset appraisals, inventory valuation and accrued expenses, and continues to learn more about the newly acquired business, we will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In thousands)	Total
Current assets, net of cash acquired	$35,494
Property, plant and equipment	4,587
Goodwill	63,374
Intangible assets	49,500
Other noncurrent assets	1,291
Total assets acquired	154,246
Current liabilities	(34,059)
Deferred income taxes	981
Other noncurrent liabilities	(329)
Net assets acquired	$120,839

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands, except weighted average life)	Total	Weighted Average Life
Trade names	$6,000	15
Customer relationships	28,000	10
Unpatented technology	15,500	20
Acquired intangible assets	$49,500

2019 Acquisition

On July 18, 2019, the Company acquired the stock of Velcora Holding AB (“Velcora”) and its operating subsidiaries, Roplan and Steridose. Roplan is a global manufacturer of custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment. Steridose develops engineered hygienic mixers and valves for the global biopharmaceutical industry. Both companies are headquartered in Sweden, with operations in China, the United Kingdom and the United States and operate in our Health & Science Technologies segment. Velcora was acquired for cash consideration of $87.2 million and the assumption of $51.1 million of debt. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $86.4 million and $48.2 million, respectively. The goodwill is not deductible for tax purposes.

The Company made an initial allocation of the purchase price for the Velcora acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information about these assets and liabilities and continues to learn more about these businesses, we will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will make required adjustments to the purchase price allocation prior to the completion of the measurement period.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In thousands)	Total
Current assets, net of cash acquired	$20,414
Property, plant and equipment	1,656
Goodwill	86,447
Intangible assets	48,183
Other noncurrent assets	788
Total assets acquired	157,488
Current liabilities	(7,630)
Long-term borrowings	(51,130)
Deferred income taxes	(11,094)
Other noncurrent liabilities	(454)
Net assets acquired	$87,180

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of these businesses.

The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands, except weighted average life)	Total	Weighted Average Life
Trade names	$7,089	15
Customer relationships	34,677	12
Unpatented technology	6,417	9
Acquired intangible assets	$48,183

3.    Business Segments

IDEX has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products.

The Fluid & Metering Technologies (“FMT”) segment designs, produces and distributes positive displacement pumps, small volume provers, flow meters, injectors and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agriculture and energy industries.

The Health & Science Technologies (“HST”) segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded sealing components, custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment, engineered hygienic mixers and valves for the global biopharmaceutical industry, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications.

The Fire & Safety/Diversified Products (“FSDP”) segment designs, produces and develops firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

banding and clamping devices used in a variety of industrial and commercial applications and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.

Information on the Company’s business segments is presented below based on the nature of products and services offered. The Company evaluates performance based on several factors, of which sales, operating income and operating margin are the primary financial measures. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months Ended March 31,
	2020	2019
Net sales
Fluid & Metering Technologies
External customers	$226,712	$242,336
Intersegment sales	149	186
Total segment sales	226,861	242,522
Health & Science Technologies
External customers	223,456	224,688
Intersegment sales	603	602
Total segment sales	224,059	225,290
Fire & Safety/Diversified Products
External customers	144,294	155,207
Intersegment sales	30	952
Total segment sales	144,324	156,159
Intersegment elimination	(782)	(1,740)
Total net sales	$594,462	$622,231
Operating income
Fluid & Metering Technologies	$66,771	$71,866
Health & Science Technologies	52,643	54,154
Fire & Safety/Diversified Products	38,037	40,328
Corporate office	(17,510)	(18,566)
Total operating income	139,941	147,782
Interest expense	10,877	10,921
Other (income) expense - net	1,565	(140)
Income before income taxes	$127,499	$137,001

	March 31, 2020	December 31, 2019
Assets
Fluid & Metering Technologies	$1,349,083	$1,150,712
Health & Science Technologies	1,488,273	1,507,108
Fire & Safety/Diversified Products	797,271	825,398
Corporate office	309,050	330,694
Total assets	$3,943,677	$3,813,912

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

4.    Revenue

IDEX is an applied solutions company specializing in the manufacture of fluid and metering technologies, health and science technologies and fire, safety and other diversified products built to customers’ specifications. The Company’s products include industrial pumps, provers, compressors, flow meters, injectors, valves and related controls for use in a wide variety of process applications; precision fluidics solutions, including pumps, valves, degassing equipment, corrective tubing, fittings and complex manifolds, optical filters and specialty medical equipment and devices for use in life science applications; precision-engineered equipment for dispensing, metering and mixing paints; and engineered products for industrial and commercial markets, including fire and rescue, transportation equipment, oil and gas, electronics and communications.

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

Revenue by reporting unit for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Energy	$38,514	$39,398
Valves	26,207	29,382
Water	58,336	61,132
Pumps	81,830	88,260
Agriculture	21,974	24,350
Intersegment elimination	(149)	(186)
Fluid & Metering Technologies	226,712	242,336
Scientific Fluidics & Optics	106,142	107,308
Sealing Solutions	55,330	50,506
Gast	27,346	33,909
Micropump	7,715	8,755
Material Processing Technologies	27,526	24,812
Intersegment elimination	(603)	(602)
Health & Science Technologies	223,456	224,688
Fire & Safety	94,068	99,448
BAND-IT	25,233	27,912
Dispensing	25,023	28,799
Intersegment elimination	(30)	(952)
Fire & Safety/Diversified Products	144,294	155,207
Total net sales	$594,462	$622,231

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Revenue by geographical region for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31, 2020
	FMT	HST	FSDP	IDEX
U.S.	$127,778	$95,996	$74,931	$298,705
North America, excluding U.S.	13,676	5,968	6,269	25,913
Europe	44,665	67,087	40,070	151,822
Asia	26,785	51,339	16,579	94,703
Other (1)	13,957	3,669	6,475	24,101
Intersegment elimination	(149)	(603)	(30)	(782)
Total net sales	$226,712	$223,456	$144,294	$594,462

	Three Months Ended March 31, 2019
	FMT	HST	FSDP	IDEX
U.S.	$138,149	$99,051	$74,677	$311,877
North America, excluding U.S.	13,057	4,892	5,980	23,929
Europe	43,624	69,372	43,062	156,058
Asia	31,917	48,059	23,560	103,536
Other (1)	15,775	3,916	8,880	28,571
Intersegment elimination	(186)	(602)	(952)	(1,740)
Total net sales	$242,336	$224,688	$155,207	$622,231

(1) Other includes: South America, Middle East, Australia and Africa.

Contract Balances

The timing of revenue recognition, billings and cash collections can result in customer receivables, advance payments or billings in excess of revenue recognized. Customer receivables include both amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables on our Condensed Consolidated Balance Sheets. Amounts are billed in accordance with contractual terms or as work progresses. Unbilled amounts arise when the timing of billing differs from the timing of revenue recognized, such as when contract provisions require specific milestones to be met before a customer can be billed. Unbilled amounts primarily relate to performance obligations satisfied over time when the cost-to-cost method is utilized and the revenue recognized exceeds the amount billed to the customer as there is not yet a right to invoice in accordance with contractual terms. Unbilled amounts are recorded as a contract asset when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Customer receivables are recorded at face amount less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of customer receivables that may not be collected in the future and records the appropriate provision.

The composition of Customer receivables was as follows:

	March 31, 2020	December 31, 2019
Billed receivables	$319,077	$286,196
Unbilled receivables	10,054	11,922
Total customer receivables	$329,131	$298,118

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Advance payments, deposits and billings in excess of revenue recognized are included in Deferred revenue which is classified as current or noncurrent based on the timing of when we expect to recognize the revenue. The current portion is included in Accrued expenses and the noncurrent portion is included in Other noncurrent liabilities on our Condensed Consolidated Balance Sheets. Advance payments or deposits represent contract liabilities and are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations satisfied over time. We generally receive advance payments from customers related to maintenance services which we recognize ratably over the service term. We also receive deposits from customers on certain orders which we recognize as revenue at a point in time. Billings in excess of revenue recognized represent contract liabilities and primarily relate to performance obligations satisfied over time when the cost-to-cost method is utilized and revenue cannot yet be recognized as the Company has not completed the corresponding performance obligation. Contract liabilities are derecognized when revenue is recognized and the performance obligation is satisfied.

The composition of Deferred revenue was as follows:

	March 31, 2020	December 31, 2019
Deferred revenue - current	$43,563	$17,633
Deferred revenue - noncurrent	1,850	2,129
Total deferred revenue	$45,413	$19,762

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For our contracts that require complex design, manufacturing and installation activities, certain performance obligations may not be separately identifiable from other performance obligations in the contract and, therefore, not distinct. As a result, the entire contract is accounted for as a single performance obligation. For our contracts that include distinct products or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct products or services. Certain of our contracts have multiple performance obligations for which we allocate the transaction price to each performance obligation using an estimate of the standalone selling price of each distinct product or service in the contract. For product sales, each product sold to a customer generally represents a distinct performance obligation. In such cases, the observable standalone sales are used to determine the standalone selling price. In certain cases, we may be required to estimate standalone selling price using the expected cost plus margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct product or service.

Our performance obligations are satisfied at a point in time or over time as work progresses. Performance obligations are supported by contracts with customers that provide a framework for the nature of the distinct product or service or bundle of products and services. We define service revenue as revenue from activities that are not associated with the design, development or manufacture of a product or the delivery of a software license.

Revenue from products and services transferred to customers at a point in time approximated 96% of total revenues in both the three months ended March 31, 2020 and 2019. Revenue recognized at a point in time relates to the majority of our product sales. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Revenue from products and services transferred to customers over time approximated 4% of total revenues in both the three months ended March 31, 2020 and 2019. Revenue earned by certain business units within the Water, Energy, Material Processing Technologies (“MPT”) and Dispensing reporting units is recognized over time because control transfers continuously to our customers. When accounting for over-time contracts, we use an input measure to determine the extent of progress towards completion of the performance obligation. For certain business units within the Water, Energy and MPT reporting units, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method). We believe this measure of progress best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. Contract costs include labor, material and overhead. Contract estimates are based on various assumptions to project the outcome of future events. These

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. For certain business units within the Energy and Dispensing reporting units, revenue is recognized ratably over the contract term.

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

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended March 31,
	2020	2019
Basic weighted average common shares outstanding	75,740	75,442
Dilutive effect of stock options, restricted stock and performance share units	712	842
Diluted weighted average common shares outstanding	76,452	76,284

Options to purchase approximately 0.6 million shares of common stock for both the three months ended March 31, 2020 and 2019 were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

6.    Inventories

The components of inventories as of March 31, 2020 and December 31, 2019 were:

	March 31, 2020	December 31, 2019
Raw materials and component parts	$204,491	$182,382
Work in process	42,021	28,761
Finished goods	94,069	82,324
Total inventories	$340,581	$293,467

Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and factory overhead, is determined on a first in, first out basis.

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2020, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$599,646	$981,592	$399,138	$1,980,376
Accumulated goodwill impairment losses	(20,721)	(149,820)	(30,090)	(200,631)
Balance at December 31, 2019	578,925	831,772	369,048	1,779,745
Foreign currency translation	(1,643)	(8,856)	(2,278)	(12,777)
Acquisitions	63,374	—	—	63,374
Acquisition adjustments	—	1,631	—	1,631
Balance at March 31, 2020	$640,656	$824,547	$366,770	$1,831,973

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first three months of 2020, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of our annual impairment test at October 31, 2019, all reporting units had fair values in excess of their carrying values.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2020 and December 31, 2019:

	At March 31, 2020				At December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$6,735	$(5,428)	$1,307	11	$6,678	$(5,276)	$1,402
Trade names	127,840	(66,305)	61,535	16	123,062	(64,938)	58,124
Customer relationships	302,284	(101,098)	201,186	13	275,575	(96,252)	179,323
Unpatented technology	116,387	(45,215)	71,172	13	101,721	(43,561)	58,160
Other	700	(595)	105	10	700	(578)	122
Total amortized intangible assets	553,946	(218,641)	335,305		507,736	(210,605)	297,131
Indefinite-lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$644,846	$(218,641)	$426,205		$598,636	$(210,605)	$388,031

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. In the first three months of 2020, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.

In the first three months of 2020, the outbreak of the novel coronavirus (“COVID-19”) resulted in government lockdown mandates globally as well as deteriorating business conditions that have forced us to both reduce hours and temporarily close some facilities. These events required that an interim impairment test be performed on the definite-lived intangible assets at one of the Company’s businesses. The impairment test did not result in an impairment charge.

Amortization of intangible assets was $9.5 million and $9.0 million for the three months ended March 31, 2020 and 2019, respectively. Based on the intangible asset balances as of March 31, 2020, amortization expense is expected to approximate $31.5 million for the remaining nine months of 2020, $40.8 million in 2021, $38.9 million in 2022, $36.1 million in 2023 and $34.4 million in 2024.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

8.    Accrued Expenses

The components of accrued expenses as of March 31, 2020 and December 31, 2019 were:

	March 31, 2020	December 31, 2019
Payroll and related items	$60,959	$77,556
Management incentive compensation	4,469	14,408
Income taxes payable	26,977	9,905
Insurance	10,979	8,240
Warranty	7,152	5,581
Deferred revenue	43,563	17,633
Lease liability	16,117	15,235
Restructuring	2,962	6,110
Liability for uncertain tax positions	—	890
Accrued interest	10,448	1,735
Contingent consideration for acquisition	3,000	3,375
Other	22,221	19,622
Total accrued expenses	$208,847	$180,290

9.    Other Noncurrent Liabilities

The components of other noncurrent liabilities as of March 31, 2020 and December 31, 2019 were:

	March 31, 2020	December 31, 2019
Pension and retiree medical obligations	$82,543	$87,478
Transition tax payable	11,292	11,292
Liability for uncertain tax positions	3,629	3,008
Deferred revenue	1,850	2,129
Lease liability	80,802	69,928
Other	19,675	23,533
Total other noncurrent liabilities	$199,791	$197,368

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

10.    Borrowings

Borrowings at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Revolving Facility	$150,000	$—
4.50% Senior Notes, due December 2020	300,000	300,000
4.20% Senior Notes, due December 2021	350,000	350,000
3.20% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
Other borrowings	483	622
Total borrowings	1,000,483	850,622
Less current portion	319	388
Less deferred debt issuance costs	830	983
Less unaccreted debt discount	314	387
Total long-term borrowings	$999,020	$848,864

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

Terms and fees of the Credit Agreement are essentially the same as the prior credit agreement except for certain fees and interest rate pricing that are more favorable to the Company.

The Credit Agreement consists of a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $800 million with a final maturity date of May 31, 2024. The maturity date may be extended under certain conditions for an additional one-year term. Up to $75 million of the Revolving Facility is available for the issuance of letters of credit. Additionally, up to $50 million of the Revolving Facility is available to the Company for swing line loans, available on a same-day basis.

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

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. Such applicable margin is based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio and can range from 0.00% to 1.275%. Based on the Company’s leverage ratio at March 31, 2020, the applicable margin was 0.90% resulting in a weighted average interest rate of 1.82% at March 31, 2020. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months.

The Credit Agreement requires payment to the lenders of a facility fee based upon the amount of the lenders’ commitments under the credit facility from time to time, determined based on the lower of the Company’s senior, unsecured long-term debt rating or the Company’s applicable leverage ratio. Voluntary prepayments of any loans and voluntary reductions of the unutilized portion of the commitments under the Credit Agreement are permissible without penalty, subject to break funding payments and minimum notice and minimum reduction amount requirements.

The Credit Agreement contains customary affirmative and negative covenants for senior unsecured credit agreements, including an interest coverage ratio test and a leverage ratio test, in each case tested quarterly and, in the case of the leverage ratio, with an option to increase the ratio for 12 months in connection with certain acquisitions. The negative covenants include restrictions on the Company’s ability to grant liens, enter into transactions resulting in fundamental changes (such as mergers or sales of all or substantially all of the assets of the Company), make certain subsidiary dividends or distributions, engage in materially different lines of businesses and allow subsidiaries to incur certain additional debt.

The Credit Agreement also contains customary events of default (subject to grace periods, as appropriate).

At March 31, 2020, there was $150.0 million balance outstanding under the Revolving Facility and $7.8 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at March 31, 2020 of approximately $642.2 million.

As of March 31, 2020, $300.0 million 4.5% Senior Notes are due in December 2020 but have not been classified as short-term borrowings on the Condensed Consolidated Balance Sheets as the Company has the ability and intent to either refinance or repay the Notes using the available borrowing capacity of the Revolving Facility. As a result, the 4.5% Senior Notes remain classified as long-term borrowings on the Condensed Consolidated Balance Sheets as of March 31, 2020.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes: a minimum interest coverage ratio of 3.00 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”). In the case of the leverage ratio under the Revolving Facility, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At March 31, 2020, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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

The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized in net income during the period of change. See Note 15 for the amount of loss reclassified into

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

net income for interest rate contracts for the three months ended March 31, 2020 and 2019. As of March 31, 2020, the Company did not have any interest rate contracts outstanding.

In 2010 and 2011, the Company entered into two separate forward starting interest rate exchange agreements in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year terms of the respective debt instruments. Approximately $5.3 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity at March 31, 2020 will be recognized in net income over the next 12 months as the underlying hedged transactions are realized.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at March 31, 2020 and December 31, 2019:

	Basis of Fair Value Measurements
	Balance at March 31, 2020	Level 1	Level 2	Level 3
Available for sale securities	$9,250	$9,250	$—	$—
Contingent consideration	3,000	—	—	3,000

	Basis of Fair Value Measurements
	Balance at December 31, 2019	Level 1	Level 2	Level 3
Available for sale securities	$10,462	$10,462	$—	$—
Contingent consideration	3,375	—	—	3,375

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2020 or the year ended December 31, 2019.

As of December 31, 2019, the Company utilized a Monte Carlo simulation to determine the fair value of the contingent consideration associated with the acquisition of Finger Lakes Instrumentation as of the acquisition date. In March 2020, the Company and the seller reached an agreement to settle the contingency for $3.0 million, which was paid in April 2020. As of March 31, 2020, $3.0 million of contingent consideration was included in Accrued expenses on the Condensed Consolidated Balance Sheets.

The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short term nature of these instruments. At March 31, 2020, the fair value of the outstanding indebtedness under our Revolving Facility, 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes, 4.2% Senior Notes and

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,000.1 million compared to the carrying value of $1,000.2 million. At December 31, 2019, the fair value of the outstanding indebtedness under our 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes, 4.2% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $876.0 million compared to the carrying value of $850.2 million. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

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

Supplemental balance sheet information related to leases as of March 31, 2020 and December 31, 2019 was as follows:

	Balance Sheet Caption	March 31, 2020	December 31, 2019
Operating leases:
Building right-of-use assets - net	Other noncurrent assets	$88,156	$75,381
Equipment right-of-use assets - net	Other noncurrent assets	5,872	6,993
Total right-of-use assets - net		$94,028	$82,374
Operating leases:
Current lease liabilities	Accrued expenses	$16,117	$15,235
Noncurrent lease liabilities	Other noncurrent liabilities	80,802	69,928
Total lease liabilities		$96,919	$85,163

The components of lease cost for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost (1)	$6,328	$5,375
Variable lease cost	641	593
Total lease expense	$6,969	$5,968

(1) Includes short-term leases.

Supplemental cash flow information related to leases for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,038	$5,539
Right-of-use assets obtained in exchange for new operating lease liabilities	17,024	1,809

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Other supplemental information related to leases as of March 31, 2020 and December 31, 2019 was as follows:

Lease Term and Discount Rate	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases - building and equipment	9.84	9.61
Operating leases - vehicles	1.92	1.92
Weighted-average discount rate:
Operating leases - building and equipment	3.75%	4.08%
Operating leases - vehicles	2.93%	2.99%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at March 31, 2020 have scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases (1)
2020 (excluding the three months ended March 31, 2020)	$14,121
2021	16,206
2022	13,201
2023	10,812
2024	8,773
Thereafter	54,945
Total lease payments	118,058
Less: Imputed interest	(21,139)
Present value of lease liabilities	$96,919

(1) Excludes $6.4 million of legally binding minimum lease payments for leases signed but not yet commenced.

Total lease liabilities at December 31, 2019 had scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2020	$18,449
2021	15,070
2022	10,647
2023	8,894
2024	7,037
Thereafter	44,284
Total lease payments	104,381
Less: Imputed interest	(19,218)
Present value of lease liabilities	$85,163

14.    Restructuring

During the year ended December 31, 2019, the Company recorded accruals for restructuring costs incurred to facilitate long-term, sustainable growth through cost reduction actions, consisting of employee reductions and facility rationalization. Restructuring accruals of $3.0 million and $6.1 million at March 31, 2020 and December 31, 2019, respectively, are reflected in Accrued expenses on our Condensed Consolidated Balance Sheets. Severance benefits are expected to be paid by the end of the year using cash from operations. The changes in the restructuring accrual for the three months ended March 31, 2020 are as follows:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Restructuring
Balance at January 1, 2020	$6,110
Restructuring expenses	—
Payments, utilization and other	(3,148)
Balance at March 31, 2020	$2,962

15.    Other Comprehensive Income (Loss)

The components of Other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(26,456)	$—	$(26,456)	$(3,281)	$—	$(3,281)
Pension and other postretirement adjustments	2,874	(578)	2,296	1,700	(438)	1,262
Reclassification adjustments for derivatives	1,545	(351)	1,194	1,588	(361)	1,227
Total other comprehensive income (loss)	$(22,037)	$(929)	$(22,966)	$7	$(799)	$(792)

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) to net income during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Income Statement Caption
Pension and other postretirement plans:
Amortization of net (gain) loss	$2,874	$1,700	Other (income) expense - net
Total before tax	2,874	1,700
Provision for income taxes	(578)	(438)
Total net of tax	$2,296	$1,262
Derivatives:
Reclassification adjustments	$1,545	$1,588	Interest expense
Total before tax	1,545	1,588
Provision for income taxes	(351)	(361)
Total net of tax	$1,194	$1,227

16.    Common and Preferred Stock

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorizations of the Board of Directors of $300.0 million on December 1, 2015 and $400.0 million on November 6, 2014. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the three months ended March 31, 2020, the Company repurchased a total of 867 thousand shares at a cost of $108.9 million. During the three months ended March 31, 2019, the Company repurchased a total of 370 thousand shares at a cost of $51.7 million, of which $0.9 million was settled in April 2019. As of March 31, 2020, the amount of share repurchase authorizations remaining was $713.4 million.

At March 31, 2020 and December 31, 2019, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and five million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at March 31, 2020 or December 31, 2019.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

17.    Share-Based Compensation

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Board of Directors based on the recommendation from the Compensation Committee.

Stock Options

Stock options generally vest ratably over four years. Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model.

	Three Months Ended March 31,
	2020	2019
Weighted average fair value of grants	$34.34	$35.17
Dividend yield	1.15%	1.18%
Volatility	22.01%	24.79%
Risk-free interest rate	1.43% - 1.68%	2.53% - 3.05%
Expected life (in years)	5.80	5.87

Total compensation cost for stock options is as follows:

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$185	$192
Selling, general and administrative expenses	3,145	2,540
Total expense before income taxes	3,330	2,732
Income tax benefit	(367)	(368)
Total expense after income taxes	$2,963	$2,364

A summary of the Company’s stock option activity as of March 31, 2020 and changes during the three months ended March 31, 2020 are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,386,539	$103.58	6.95	$94,764,140
Granted	341,285	173.31
Exercised	(27,978)	74.68
Forfeited	(22,665)	131.64
Outstanding at March 31, 2020	1,677,181	$117.88	7.36	$48,014,239
Vested and expected to vest as of March 31, 2020	1,214,651	$80.14	4.78	$36,239,484
Exercisable at March 31, 2020	562,925	$80.05	5.38	$32,686,084

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of March 31, 2020 and changes during the three months ended March 31, 2020 are presented as follows:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	130,248	$124.61
Granted	26,670	173.25
Vested	(37,761)	94.52
Forfeited	(6,990)	128.12
Unvested at March 31, 2020	112,167	$146.01

Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant.

Total compensation cost for restricted stock awards is as follows:

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$109	$138
Selling, general and administrative expenses	982	1,288
Total expense before income taxes	1,091	1,426
Income tax benefit	(229)	(275)
Total expense after income taxes	$862	$1,151

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. A summary of the Company’s unvested cash-settled restricted stock activity as of March 31, 2020 and changes during the three months ended March 31, 2020 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2020	74,560	$172.08
Granted	20,365	173.35
Vested	(24,240)	173.35
Forfeited	(805)	138.11
Unvested at March 31, 2020	69,880	$138.11

Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$71	$500
Selling, general and administrative expenses	189	1,530
Total expense before income taxes	260	2,030
Income tax benefit	(16)	(187)
Total expense after income taxes	$244	$1,843

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

	Three Months Ended March 31,
	2020	2019
Weighted average fair value of grants	$224.14	$203.06
Dividend yield	—%	—%
Volatility	19.5%	19.08%
Risk-free interest rate	1.30%	2.53%
Expected life (in years)	2.94	2.84

A summary of the Company’s performance share unit activity as of March 31, 2020 and changes during the three months ended March 31, 2020 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	100,575	$178.97
Granted	42,690	224.14
Vested	—	—
Forfeited	(4,185)	211.73
Unvested at March 31, 2020	139,080	$215.46

On December 31, 2019, 54,545 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2019, the Company achieved a 250% payout factor and issued 136,370 common shares in February 2020.

Total compensation cost for performance share units is as follows:

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$—	$—
Selling, general and administrative expenses	2,049	1,372
Total expense before income taxes	2,049	1,372
Income tax benefit	(49)	(48)
Total expense after income taxes	$2,000	$1,324

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Condensed Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.

As of March 31, 2020, there was $19.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years, $7.7 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.2 years, $4.2 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.2 years and $14.1 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.1 years.

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

	Pension Benefits
	Three Months Ended March 31,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$34	$540	$208	$464
Interest cost	461	263	764	365
Expected return on plan assets	(899)	(291)	(801)	(264)
Net amortization and settlement effect	744	426	487	284
Net periodic benefit cost	$340	$938	$658	$849

	Other Postretirement Benefits
	Three Months Ended March 31,
	2020	2019
Service cost	$155	$140
Interest cost	156	212
Net amortization	(136)	(159)
Net periodic benefit cost	$175	$193

The Company previously disclosed in its financial statements for the year ended December 31, 2019, that it expected to contribute approximately $3.0 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans in 2020. During the first three months of 2020, the Company contributed a total of $0.1 million to fund these plans.

Effective September 30, 2019, the IDEX Corporation Retirement Plan (“Plan”), a U.S. defined benefit plan, was amended to freeze the accrual of retirement benefits for all participants. This action impacted fewer than 60 participants, as the Plan had been closed to new entrants as of December 31, 2004 and frozen as of December 31, 2005 for all but certain older, longer service participants. Subsequent to the freeze, termination of the Plan was approved in November 2019. Participants were notified in February 2020 and the Plan will be terminated in May 2020. As a result, settlements have been triggered in the first quarter of 2020 and the Company recorded a charge of $0.3 million to Other (income) expense - net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020. In addition, the Plan’s funded status at March 31, 2020 is 105%, with assets valued at $89.1 million and liabilities of $84.6 million.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

20.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $25.5 million for the three months ended March 31, 2020 compared to $26.7 million during the same period in 2019. The effective tax rate increased to 20.0% for the three months ended March 31, 2020 compared to 19.5% during the same period in 2019 primarily due to a decrease in the excess tax benefits related to share-based compensation.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change. However, these unrecognized tax benefits are long-term in nature and will not change within the next twelve months.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Liquidity and Capital Resources” and “Results of Operations” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the anticipated effects of the coronavirus pandemic, including with respect to the Company’s sales, facility closures, supply chains and access to capital, capital expenditures, acquisitions, cost reductions, cash flow, cash requirements, revenues, earnings, market conditions, global economies, plant and equipment capacity and operating improvements, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends,” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: the duration of the coronavirus pandemic and the effects of the coronavirus on our ability to operate our business and facilities, on our customers, on supply chains and on the U.S. and global economy generally; economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company’s results, particularly in light of the low levels of order backlogs it typically maintains; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section included in the Company’s most recent annual report on Form 10-K and the Company’s subsequent quarterly reports, including this quarterly report on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”) and the other risks discussed in the Company’s filings with the SEC. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

Overview

IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) is an applied solutions company specializing in the manufacture of fluid and metering technologies, health and science technologies and fire, safety and other diversified products built to customers’ specifications. IDEX’s products are sold in niche markets across a wide range of industries throughout the world. Accordingly, IDEX’s businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where it does business and by the relationship of the U.S. Dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are important factors that influence the demand for IDEX’s products.

The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within our three reportable segments, the Company maintains 13 platforms, where we focus on organic growth and strategic acquisitions. Each of our 13 platforms is also a reporting unit that we annually test goodwill for impairment.

The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, small volume provers, flow meters, injectors and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agriculture and energy industries. The Fluid & Metering Technologies segment contains the Energy platform (comprised of Corken, Liquid Controls, SAMPI, Toptech and Flow Management Devices, LLC (“Flow MD”)), the Valves platform (comprised of Alfa Valvole, Richter and Aegis), the Water platform (comprised of Pulsafeeder, OBL, Knight, ADS, Trebor and iPEK), the Pumps platform (comprised of Viking and Warren Rupp) and the Agriculture platform (comprised of Banjo).

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

The Fire & Safety/Diversified Products segment designs, produces and develops firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products segment is comprised of the Fire & Safety platform (comprised of Class 1, Hale, Akron Brass, Weldon, AWG Fittings, Godiva, Dinglee, Hurst Jaws of Life, Lukas and Vetter), the BAND-IT platform and the Dispensing platform.

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

This report references organic sales, a non-GAAP measure, that refers to sales from continuing operations calculated according to accounting principles generally accepted in the United States of America (“U.S. GAAP”) but excludes (1) the impact of foreign currency translation and (2) sales from acquired or divested businesses during the first twelve months of ownership or divestiture. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long term performance difficult due to the varying nature, size and number of transactions from period to period and between the Company and its peers.

EBITDA, a non-GAAP measure, means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across our three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within our industry. Management believes that EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 10 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”

Organic sales have been reconciled to net sales and EBITDA has been reconciled to net income under the heading “Non-GAAP Disclosures.” The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that we do not allocate consolidated interest expense or the consolidated provision for income taxes to our segments.

The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Some of our key financial results for the three months ended March 31, 2020 when compared to the same period in the prior year are as follows:

•	Sales of $594.5 million decreased 4%; organic sales (which excludes acquisitions and foreign currency translation) were down 5%.

•	Operating income of $139.9 million decreased 5%.

•	Net income of $102.0 million decreased 7%.

•	EBITDA of $158.4 million was 27% of sales and covered interest expense by almost 15 times.

•	Diluted EPS of $1.33 decreased 11 cents, or 8%.

Results of Operations

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2020 and 2019. Segment operating income and EBITDA exclude unallocated corporate operating expenses of $17.5 million and $18.6 million for the three months ended March 31, 2020 and 2019, respectively.

The Company continues to help in the fight against COVID-19 with several of our businesses playing critical roles in keeping essential societal functions going. For example, IDEX China is manufacturing hospital grade air compressors for portable ventilators, Vetter is building triage tents for hospitals around the world, Gast is producing thousands of compressors used in mobile sanitizing spray carts, Warren Rupp is selling pumps used in the production of hand sanitizers and IDEX Health and Science designs and manufactures components and sub-systems being used in instruments that have sequenced the RNA of COVID-19 to test for and track the spread of the disease, identify potential treatments and ultimately develop a vaccine.

We are focused on making sure our employees are safe and our operations have the ability to deliver the products needed to support the COVID-19 battle. Most of our sites have been deemed vital operations and remain open, however, the virus has caused a few of our sites to shut down on a temporary basis due to government mandates globally. This has primarily occurred in China, Italy and India with most coming back on line with varying levels of capacity. The Company expects the weeks and months ahead will be especially challenging as this global pandemic continues to progress and, based on currently available information and management’s current expectations, the Company anticipates that sales will be down 15 to 25 percent in the second quarter of 2020. Based on management’s current expectations, we believe our strong balance sheet, with over $1.2 billion of liquidity and gross leverage of 1.5 times, will provide IDEX the necessary capital to navigate the COVID-19 pandemic for a significant period of time. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets, including, without limitation, as a result of the impact of the COVID-19 pandemic and we cannot predict how long the COVID-19 pandemic will continue. Moreover, COVID-19 and related measures to contain its impact have caused material disruptions in both national and global financial markets and economies. The future impact of COVID-19 and the enacted containment measures cannot be predicted and may adversely affect, perhaps materially, our business, results of operations, financial condition and liquidity.

Consolidated Results for the Three Months Ended March 31, 2020 Compared with the Same Period in 2019

(In thousands)	Three Months Ended March 31,
	2020	2019
Net sales	$594,462	$622,231
Operating income	139,941	147,782
Operating margin	23.5%	23.8%

Sales in the first quarter of 2020 were $594.5 million, which was a 4% decrease compared to the same period in 2019. This reflects a 5% decrease in organic sales and a 1% unfavorable impact from foreign currency translation, partially offset by a 2% increase from acquisitions. Sales to customers outside the U.S. represented approximately 50% of total sales in the first quarters of both 2020 and 2019.

Gross profit of $272.0 million in the first quarter of 2020 decreased $11.9 million, or 4%, compared to the same period in 2019, and gross margin of 45.7% in the first quarter of 2020 increased 10 basis points from 45.6% during the same period in 2019. Gross profit decreased compared to the prior year period as a result of reduced volume. The increase in gross margin was driven by price, productivity initiatives and an overall tight cost control environment, partially offset by reduced volume.

Selling, general and administrative expenses decreased to $132.0 million in the first quarter of 2020 from $136.1 million during the same period in 2019. The decrease is primarily due to lower variable compensation costs as well as an overall tight cost control environment. Corporate costs of $17.5 million in the first quarter of 2020 decreased from $18.6 million in the same period of 2019 primarily as a result of tightly controlling discretionary spending and lower variable compensation costs in 2020. As a percentage of sales, selling, general and administrative expenses were 22.2% for the first quarter of 2020, up 40 basis points compared to 21.8% during the same period in 2019.

Operating income of $139.9 million and operating margin of 23.5% in the first quarter of 2020 were down from $147.8 million and 23.8%, respectively, during the same period in 2019. The decrease in operating income was driven by our lower sales volume and our operating margin is lower primarily due to the dilutive impact of the acquisition of Velcora and lower volume leverage, partially offset by gross margin expansion as well as an overall reduction in variable expenses.

Other (income) expense - net increased to $1.6 million of expense in the first quarter of 2020 compared to $0.1 million of income during the same period in 2019, primarily due to a loss on available for sale securities and a pension settlement charge in 2020.

Interest expense of $10.9 million in the first quarter of 2020 was flat compared to the same period of 2019.

The provision for income taxes decreased to $25.5 million for the three months ended March 31, 2020 compared to $26.7 million for the same period in 2019. The effective tax rate increased to 20.0% for the first quarter of 2020 compared to 19.5% for the same period in 2019 primarily due to a decrease in the excess tax benefits related to share-based compensation.

Net income in the first quarter of 2020 of $102.0 million decreased from $110.3 million during the same period in 2019. Diluted earnings per share in the first quarter of 2020 of $1.33 decreased $0.11, or 8%, compared to the same period in 2019.

For the three months ended March 31, 2020, Fluid & Metering Technologies contributed 38% of sales, 42% of operating income and 40% of EBITDA; Health & Science Technologies contributed 38% of sales, 34% of operating income and 36% of EBITDA; and Fire & Safety/Diversified Products contributed 24% of sales, 24% of operating income and 24% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.

Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended March 31,
	2020	2019
Net sales	$226,861	$242,522
Operating income	66,771	71,866
Operating margin	29.4%	29.6%

Sales of $226.9 million decreased $15.7 million, or 6%, in the first quarter of 2020 compared to the same period in 2019. This reflects a 5% decrease in organic sales and a 1% unfavorable impact from foreign currency translation. In the first quarter of 2020, sales decreased 8% domestically and 5% internationally compared to the same period in 2019. Sales to customers outside the U.S. were approximately 44% and 43% of total segment sales in the first quarters of 2020 and 2019, respectively.

Sales within our Valves platform decreased in the first quarter of 2020 compared to the same period in 2019 due to the softening global industrial landscape and lower energy prices driving decreases in capital spending. Sales within our Agriculture platform decreased in the first quarter of 2020 compared to the same period in 2019 due to decreased demand across both the agricultural and industrial original equipment manufacturer (“OEM”) markets. Sales within our Pumps platform decreased in the first quarter of 2020 compared to the same period in 2019 due to declines across most end markets and geographies due to decreases in the industrial and oil and gas markets. Sales within our Water platform decreased in the first quarter of 2020 compared to the same period in 2019 primarily due to lower projects across the U.S. and Asia. Sales within our Energy platform decreased slightly in the first quarter of 2020 compared to the same period in 2019 due to soft liquefied petroleum gas (“LPG”) demand and delays with Italian customers.

Operating income of $66.8 million and operating margin of 29.4% in the first quarter of 2020 were lower than $71.9 million and 29.6%, respectively, recorded during the same period in 2019, primarily due to lower volume, partially offset by price and productivity initiatives.

Health & Science Technologies Segment

(In thousands)	Three Months Ended March 31,
	2020	2019
Net sales	$224,059	$225,290
Operating income	52,643	54,154
Operating margin	23.5%	24.0%

Sales of $224.1 million decreased $1.2 million, or 1%, in the first quarter of 2020 compared to the same period in 2019. This reflects a 4% decrease in organic sales and a 1% unfavorable impact from foreign currency translation, partially offset by a 4% increase from acquisitions. In the first quarter of 2020, sales decreased 3% domestically and increased 1% internationally compared to the same period in 2019. Sales to customers outside the U.S. were approximately 57% and 56% of total segment sales in the first quarters of 2020 and 2019, respectively.

Sales within our Gast platform decreased in the first quarter of 2020 compared to the same period in 2019 primarily due to the non-repeat of a large customer project and a slowdown across various industrial end markets. Sales within our Micropump platform decreased in the first quarter of 2020 compared to the same period in 2019 due to weakness in core printing and industrial distribution. Sales within our Scientific Fluidics & Optics platform decreased in the first quarter of 2020 compared to the same period in 2019 due to a decline in Analytical Instrumentation OEM volume. Sales within our Material Processing Technologies platform increased in the first quarter of 2020 compared to the same period in 2019 primarily due to a strong backlog of pharma and food and beverage projects. Sales within our Sealing Solutions platform increased in the first quarter of 2020 compared to the same period in 2019 primarily due to the dilutive impact of the acquisition of Velcora and recovery in the semiconductor end market, partially offset by continued softness in the automotive and industrial end markets.

Operating income of $52.6 million and operating margin of 23.5% in the first quarter of 2020 were lower than $54.2 million and 24.0%, respectively, recorded during the same period in 2019, primarily due to the impact of the Velcora acquisition amortization and lower volume, partially offset by price and productivity initiatives.

Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended March 31,
	2020	2019
Net sales	$144,324	$156,159
Operating income	38,037	40,328
Operating margin	26.4%	25.8%

Sales of $144.3 million decreased $11.8 million, or 8%, in the first quarter of 2020 compared to the same period in 2019. This reflects a 7% decrease in organic sales and a 1% unfavorable impact from foreign currency translation. In the first quarter of 2020, sales were flat domestically and decreased 15% internationally compared to the same period in 2019. Sales to customers outside the U.S. were approximately 48% of total segment sales in the first quarter of 2020 compared to 52% during the same period in 2019.

Sales within our Dispensing platform decreased in the first quarter of 2020 compared to the same period in 2019 primarily due to lower volume in Europe and customer shutdowns across Asia. Sales within our Band-It platform decreased in the first quarter of 2020 compared to the same period in 2019 due to softness in the transportation and energy markets. Sales within our Fire & Safety platform decreased in the first quarter of 2020 compared to the same period in 2019 due to lower large project tenders globally for the Rescue business.

Operating income of $38.0 million in the first quarter of 2020 was lower than $40.3 million during the same period in 2019 and operating margin of 26.4% in the first quarter of 2020 was higher than the 25.8% during the same period in 2019. Operating income decreased compared to the prior period as a result of reduced volume. The increase in operating margin was primarily due to business mix, price and productivity initiatives, partially offset by reduced volume.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities for the first three months of 2020 decreased $3.9 million, or 4%, to $84.8 million compared to the first three months of 2019 due to lower earnings, partially offset by a favorable change in accrued expenses. At March 31, 2020, working capital was $922.2 million and the Company’s current ratio was 3.5 to 1. At March 31, 2020, the Company’s cash and cash equivalents totaled $569.2 million, of which $362.9 million was held outside of the United States. The COVID-19 pandemic may impact the Company’s future operating cash flows through direct and secondary effects on the Company’s operations, customers and supply chain. Temporary disruptions due to operational shutdowns may impact the Company’s ability to operate as well as generate operating cash flow. Based on currently available information and management’s current expectations, the Company anticipates that it has sufficient cash on hand and sufficient access to capital to continue to fund operations for a significant period of time. However, COVID-19 and related measures to contain its impact have caused material disruptions in both national and global financial markets and economies. The future impact of COVID-19 and the COVID-19 containment measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

Investing Activities

Cash flows used in investing activities for the first three months of 2020 increased $121.3 million to $133.7 million compared to the same period in 2019 primarily due to $120.8 million spent on the acquisition of Flow MD in 2020.

Cash flows from operations were more than adequate to fund capital expenditures of $12.8 million and $12.9 million in the first three months of 2020 and 2019, respectively. The COVID-19 pandemic may impact the Company’s future operating cash flows, which may lead to a reduction in capital expenditures. The Company believes it has sufficient operating cash flow to meet current obligations and invest in required currently planned capital expenditures. Capital expenditures were generally for machinery and equipment that supported growth, improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.

Financing Activities

Cash flows used in financing activities for the first three months of 2020 were $7.8 million compared to $87.0 million during the same period in 2019, primarily as a result of borrowings under the Revolving Facility, partially offset by higher share repurchases and dividends paid in 2020.

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

On May 31, 2019, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement consists of a revolving credit facility (the “Revolving Facility”), which is an $800.0 million unsecured, multi-currency bank credit facility maturing on May 31, 2024. The Credit Agreement replaced the Company’s prior five-year, $700 million credit agreement, dated as of June 23, 2015, which was due to expire in June 2020. At

March 31, 2020, there was $150.0 million outstanding under the Revolving Facility and $7.8 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $642.2 million.

Borrowings under the Revolving Facility bear interest, at either an alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. Such applicable margin is based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio and can range from 0.00% to 1.275%. Based on the Company’s leverage ratio at March 31, 2020, the applicable margin was 0.90% resulting in a weighted average interest rate of 1.82% at March 31, 2020. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $400 million.

The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement.

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes, a minimum interest coverage ratio of 3.00 to 1 and a maximum leverage ratio of 3.50 to 1. In the case of the leverage ratio, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At March 31, 2020, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 16.20 to 1 and the leverage ratio was 1.44 to 1. There are no financial covenants relating to the 4.5% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorizations of the Board of Directors of $300.0 million on December 1, 2015 and $400.0 million on November 6, 2014. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the three months ended March 31, 2020, the Company repurchased a total of 867 thousand shares at a cost of $108.9 million. During the three months ended March 31, 2019, the Company repurchased a total of 370 thousand shares at a cost of $51.7 million, of which $0.9 million was settled in April 2019. As of March 31, 2020, the amount of share repurchase authorization remaining is $713.4 million.

Although the COVID-19 pandemic may impact the Company’s future operating cash flows, based on management’s current expectations and currently available information, the Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements and annual dividend payments to holders of the Company’s common stock for the remainder of 2020. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. The Company may also consider accelerating the funding of debt which matures later in the year subject to market conditions. At March 31, 2020, there was $150.0 million outstanding under the Revolving Facility and $7.8 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $642.2 million. The Company believes that additional borrowings through various financing alternatives remain available if required. However, COVID-19 and related measures to contain its impact have caused material disruptions in both national and global financial markets and economies. The future impact of COVID-19 and the COVID-19 containment measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

Non-GAAP Disclosures

Set forth below are reconciliations of EBITDA to the comparable measure of net income, as determined in accordance with U.S. GAAP. We have reconciled consolidated EBITDA and segment EBITDA to net income. The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that we do not allocate consolidated interest expense or the consolidated provision for income taxes to our segments.

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

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	Three Months Ended March 31, 2020
	FMT	HST	FSDP	IDEX
Change in net sales	(6)%	(1)%	(8)%	(4)%
- Impact from acquisitions/divestitures	—%	4%	—%	2%
- Impact from foreign currency	(1)%	(1)%	(1)%	(1)%
Change in organic net sales	(5)%	(4)%	(7)%	(5)%

2. Reconciliations of EBITDA to Net Income

	Three Months Ended March 31, 2020
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$66,771	$52,643	$38,037	$(17,510)	$139,941
- Other (income) expense - net	766	(531)	(315)	1,645	1,565
+ Depreciation and amortization	5,398	10,659	3,759	181	19,997
EBITDA	71,403	63,833	42,111	(18,974)	158,373
- Interest expense					10,877
- Provision for income taxes					25,501
- Depreciation and amortization					19,997
Net income					$101,998

Net sales (eliminations)	$226,861	$224,059	$144,324	$(782)	$594,462
Operating margin	29.4%	23.5%	26.4%	n/m	23.5%
EBITDA margin	31.5%	28.5%	29.2%	n/m	26.6%

	Three Months Ended March 31, 2019
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$71,866	$54,154	$40,328	$(18,566)	$147,782
- Other (income) expense - net	78	284	505	(1,007)	(140)
+ Depreciation and amortization	5,506	9,507	3,462	184	18,659
EBITDA	77,294	63,377	43,285	(17,375)	166,581
- Interest expense					10,921
- Provision for income taxes					26,733
- Depreciation and amortization					18,659
Net income					$110,268

Net sales (eliminations)	$242,522	$225,290	$156,159	$(1,740)	$622,231
Operating margin	29.6%	24.0%	25.8%	n/m	23.8%
EBITDA margin	31.9%	28.1%	27.7%	n/m	26.8%

3. Reconciliations of Cash Flows from Operating Activities to Free Cash Flow

	Three Months Ended
(dollars in thousands)	March 31,		December 31,
	2020	2019	2019
Cash flows from operating activities	$84,760	$88,663	$151,160
- Capital expenditures	12,762	12,875	14,139
Free cash flow	$71,998	$75,788	$137,021

Critical Accounting Policies

As discussed in the Annual Report on Form 10-K for the year ended December 31, 2019, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. See Part 1, Notes to the Condensed Consolidated Financial Statements, Note 1 Basis of Presentation and Significant Accounting Policies. There have been no changes to the Company’s critical accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of March 31, 2020, the Company did not have any derivative instruments outstanding.

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

Interest Rate Fluctuation

The Company’s interest rate exposure is primarily related to the $999.3 million of total debt outstanding at March 31, 2020. Approximately 15% of the debt, representing the amount drawn on the Revolving Facility at March 31, 2020, is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximate $0.8 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of March 31, 2020, that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In light of current global economic events and conditions experienced during the quarter ended March 31, 2020, the following factors are present risks to the Company. Aside from these risk factors, there have been no changes to the Company’s risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2019 that have a material impact on our condensed consolidated financial statement.

Our business, results of operations and financial condition may be materially adversely impacted by the recent coronavirus (COVID-19) outbreak.

The recent outbreak of the novel coronavirus (COVID-19) is a rapidly developing situation around the globe that has negatively impacted and could continue to negatively impact the global economy. Our operating results will be subject to fluctuations based on general economic conditions and the extent to which COVID-19 may ultimately impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease and the duration of the outbreak and business closures or business disruptions for our Company, our suppliers and our customers.
Deterioration in economic conditions could materially reduce the Company’s sales and profitability. Any bankruptcy or financial distress of our customers due to deterioration in economic conditions could result in reduced sales and decreased collectability of accounts receivable which would negatively impact our results of operations. Based on currently available information and management’s current expectations, we believe the Company’s sales may be down 15 to 25 percent in the second quarter of 2020. The COVID-19 outbreak could also have a material impact on our ability to get the raw materials, parts and components we need to manufacture our products as our suppliers face disruptions in their businesses, closures or bankruptcy as a result of the COVID-19 outbreak. We depend greatly on our suppliers for items that are essential to the manufacturing of our products. If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.
U.S and international government responses to the COVID-19 outbreak have included “shelter in place”, “stay at home” and similar types of orders. These orders exempt certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. Although the Company’s operations are currently considered essential and exempt, the government lockdown mandates as well as deteriorating business conditions have forced us to temporarily close some facilities, although these facilities have since reopened. If any of the applicable exemptions are curtailed or revoked in the future, that would adversely impact our business, operating results and financial condition. Furthermore, to the extent these exemptions do not extend to our key suppliers and customers, this would also adversely impact our business, operating results and financial condition. We have also implemented work-from-home policies for certain “non-essential” employees, which could negatively impact productivity, disrupt conduct of our business in the ordinary course and delay our production timelines.
Due to the large remote workforce populations, we may also face informational technology infrastructure and connectivity issues from the vendors that we rely on for certain information technologies to administer, store and support the Company’s multiple business activities. IDEX is heavily dependent on the availability and support of our technology landscape, several of which are provided by external third party service providers (e.g., Microsoft, AT&T and Verizon). Disruptions in their operations could also negatively impact our business, operating results and financial condition.
To the extent the COVID-19 outbreak adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our international operations, our ability to develop new products, our ability to execute on our growth strategy of acquisitions, our dependency on raw materials, parts and components, the effects on movements in foreign currency exchange rates on our company, the effects on our company that result from declines in commodity prices and our reliance on labor availability to operate and grow our business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2020 to January 31, 2020	—	$—	—	$322,342,564
February 1, 2020 to February 29, 2020	15,000	150.47	15,000	320,085,450
March 1, 2020 to March 31, 2020	851,823	125.20	851,823	713,435,602
Total	866,823	$125.64	866,823	$713,435,602

(1)
On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorizations of the Board of Directors of $300.0 million on December 1, 2015 and $400.0 million on November 6, 2014. These authorizations have no expiration date.

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

*101
The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Comprehensive Income, (v) the Condensed Consolidated Statements of Shareholders’ Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.

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
Date: April 24, 2020