Form 10-Q
period 2020-06-30
IDEX CORP /DE/
filed 2020-07-24
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission file number 1-10235
IDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1925 West Field Court,	Suite 200,	Lake Forest,	Illinois	60045
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number: (847) 498-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of July 17, 2020: 75,510,410.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$746,348	$632,581
Receivables, less allowance for doubtful accounts of $5,890 at June 30, 2020 and $6,347 at December 31, 2019	270,255	298,186
Inventories	324,931	293,467
Other current assets	55,716	37,211
Total current assets	1,397,250	1,261,445
Property, plant and equipment - net	281,852	280,316
Goodwill	1,842,730	1,779,745
Intangible assets - net	422,228	388,031
Other noncurrent assets	129,532	104,375
Total assets	$4,073,592	$3,813,912
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$137,413	$138,463
Accrued expenses	225,931	180,290
Short-term borrowings	228	388
Dividends payable	37,735	38,736
Total current liabilities	401,307	357,877
Long-term borrowings	1,044,445	848,864
Deferred income taxes	150,417	146,574
Other noncurrent liabilities	216,386	197,368
Total liabilities	1,812,555	1,550,683
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 89,921,782 shares at June 30, 2020 and 89,948,374 shares at December 31, 2019	899	899
Additional paid-in capital	772,669	760,453
Retained earnings	2,712,312	2,615,131
Treasury stock at cost: 14,451,474 shares at June 30, 2020 and 13,860,340 shares at December 31, 2019	(1,095,288)	(985,909)
Accumulated other comprehensive income (loss)	(129,555)	(127,345)
Total shareholders’ equity	2,261,037	2,263,229
Total liabilities and shareholders’ equity	$4,073,592	$3,813,912
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$561,249	$642,099	$1,155,711	$1,264,330
Cost of sales	326,449	349,762	648,955	688,159
Gross profit	234,800	292,337	506,756	576,171
Selling, general and administrative expenses	120,365	134,928	252,380	270,980
Restructuring expenses	3,841	2,126	3,841	2,126
Operating income	110,594	155,283	250,535	303,065
Other (income) expense - net	6,460	(378)	8,025	(518)
Interest expense	12,439	11,011	23,316	21,932
Income before income taxes	91,695	144,650	219,194	281,651
Provision for income taxes	20,831	31,441	46,332	58,174
Net income	$70,864	$113,209	$172,862	$223,477

Basic earnings per common share	$0.94	$1.50	$2.29	$2.96
Diluted earnings per common share	$0.93	$1.48	$2.27	$2.92

Share data:
Basic weighted average common shares outstanding	75,171	75,460	75,459	75,450
Diluted weighted average common shares outstanding	75,937	76,387	76,198	76,334
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$70,864	$113,209	$172,862	$223,477
Other comprehensive income (loss):
Reclassification adjustments for derivatives, net of tax	2,116	1,224	3,310	2,451
Pension and other postretirement adjustments, net of tax	(631)	1,256	1,665	2,518
Cumulative translation adjustment	19,271	2,628	(7,185)	(653)
Other comprehensive income (loss)	20,756	5,108	(2,210)	4,316
Comprehensive income	$91,620	$118,317	$170,652	$227,793
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2019	$761,352	$2,615,131	$(94,353)	$(25,809)	$(7,183)	$(985,909)	$2,263,229
Net income	—	101,998	—	—	—	—	101,998
Cumulative translation adjustment	—	—	(26,456)	—	—	—	(26,456)
Net change in retirement obligations (net of tax of $578)	—	—	—	2,296	—	—	2,296
Net change on derivatives designated as cash flow hedges (net of tax of $351)	—	—	—	—	1,194	—	1,194
Issuance of 131,757 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $3,061)	—	—	—	—	—	2,089	2,089
Repurchase of 866,823 shares of common stock	—	—	—	—	—	(108,907)	(108,907)
Shares surrendered for tax withholding	—	—	—	—	—	(12,119)	(12,119)
Share-based compensation	6,463	—	—	—	—	—	6,463
Balance, March 31, 2020	$767,815	$2,717,129	$(120,809)	$(23,513)	$(5,989)	$(1,104,846)	$2,229,787
Net income	—	70,864	—	—	—	—	70,864
Cumulative translation adjustment	—	—	19,271	—	—	—	19,271
Net change in retirement obligations (net of tax of $62)	—	—	—	(631)	—	—	(631)
Net change on derivatives designated as cash flow hedges (net of tax of $623)	—	—	—	—	2,116	—	2,116
Issuance of 145,263 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $594)	—	—	—	—	—	11,022	11,022
Repurchase of 9,600 shares of common stock	—	—	—	—	—	(1,435)	(1,435)
Shares surrendered for tax withholding	—	—	—	—	—	(29)	(29)
Share-based compensation	5,753	—	—	—	—	—	5,753
Cash dividends declared - $1.00 per common share outstanding	—	(75,681)	—	—	—	—	(75,681)
Balance, June 30, 2020	$773,568	$2,712,312	$(101,538)	$(24,144)	$(3,873)	$(1,095,288)	$2,261,037

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

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$172,862	$223,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,591	19,870
Amortization of intangible assets	20,032	17,953
Amortization of debt issuance expenses	976	669
Share-based compensation expense	13,665	14,413
Deferred income taxes	2,421	10,685
Non-cash interest expense associated with forward starting swaps	4,284	3,171
Changes in (net of the effect from acquisitions):
Receivables	34,253	(14,177)
Inventories	(9,529)	(21,007)
Other current assets	(18,421)	(12,382)
Trade accounts payable	(6,842)	17,276
Accrued expenses	17,776	(39,602)
Other - net	2,145	(508)
Net cash flows provided by operating activities	254,213	219,838
Cash flows from investing activities
Purchases of property, plant and equipment	(21,085)	(25,742)
Acquisition of businesses, net of cash acquired	(120,839)	—
Proceeds from disposal of fixed assets	2,114	780
Other - net	(636)	501
Net cash flows (used in) investing activities	(140,446)	(24,461)
Cash flows from financing activities
Borrowings under revolving credit facilities	150,000	—
Proceeds from issuance of 3.0% Senior Notes	499,100	—
Payment of 4.5% Senior Notes	(300,000)	—
Payments under revolving credit facilities	(150,000)	—
Payment of make-whole redemption premium	(6,756)	—
Debt issuance costs	(4,166)	—
Dividends paid	(76,498)	(71,283)
Proceeds from stock option exercises	13,111	20,761
Repurchases of common stock	(110,342)	(54,668)
Shares surrendered for tax withholding	(12,148)	(11,509)
Other - net	(251)	(1,929)
Net cash flows provided by (used in) financing activities	2,050	(118,628)
Effect of exchange rate changes on cash and cash equivalents	(2,050)	33
Net increase in cash	113,767	76,782
Cash and cash equivalents at beginning of year	632,581	466,407
Cash and cash equivalents at end of period	$746,348	$543,189

Supplemental cash flow information
Cash paid for:
Interest	$16,089	$18,282
Income taxes	21,781	55,702

See Notes to Condensed Consolidated Financial Statements

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued a subsequent amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the prior “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. ASU 2018-19 affects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope of this amendment that represent the contractual right to receive cash. ASU 2016-13 and ASU 2018-19 should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The Company adopted this standard on January 1, 2020 using the prospective transition approach. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

2.    Acquisitions and Divestitures

All of the Company’s acquisitions of businesses have been accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect the fair values assigned to assets and liabilities, have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition.

The Company incurred acquisition-related transaction costs of $0.7 million and $0.4 million in the three months ended June 30, 2020 and 2019, respectively, and $1.8 million and $0.7 million in the six months ended June 30, 2020 and 2019, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed.

2020 Acquisition

On February 28, 2020, the Company acquired the stock of Flow Management Devices, LLC (“Flow MD”), a privately held provider of flow measurement systems that ensure custody transfer accuracy in the oil and gas industry. Flow MD engineers and manufactures small volume provers. Headquartered in Phoenix, AZ, with operations in Houston, TX and Pittsburgh, PA, Flow MD operates in our Energy group within the Fluid & Metering Technologies segment. Flow MD was acquired for cash consideration of $120.8 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $63.0 million and $53.0 million, respectively. The goodwill is deductible for tax purposes.

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

Table of Content

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In thousands)	Total
Current assets, net of cash acquired	$32,805
Property, plant and equipment	4,587
Goodwill	63,007
Intangible assets	53,000
Other noncurrent assets	1,291
Total assets acquired	154,690
Current liabilities	(34,059)
Deferred income taxes	537
Other noncurrent liabilities	(329)
Net assets acquired	$120,839

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands, except weighted average life)	Total	Weighted Average Life
Trade names	$6,000	15
Customer relationships	31,500	10
Unpatented technology	15,500	20
Acquired intangible assets	$53,000

2019 Acquisition

On July 18, 2019, the Company acquired the stock of Velcora Holding AB (“Velcora”) and its operating subsidiaries, Roplan and Steridose. Roplan is a global manufacturer of custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment. Steridose develops engineered hygienic mixers and valves for the global biopharmaceutical industry. Both companies are headquartered in Sweden but also have operations in China, the United Kingdom and the United States. Roplan and Steridose operate in our Health & Science Technologies segment. Velcora was acquired for cash consideration of $87.2 million and the assumption of $51.1 million of debt. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $86.6 million and $48.2 million, respectively. The goodwill is not deductible for tax purposes.

The Company finalized the allocation of the purchase price for the Velcora acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy.

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In thousands)	Total
Current assets, net of cash acquired	$20,248
Property, plant and equipment	1,656
Goodwill	86,613
Intangible assets	48,183
Other noncurrent assets	788
Total assets acquired	157,488
Current liabilities	(7,630)
Long-term borrowings	(51,130)
Deferred income taxes	(11,094)
Other noncurrent liabilities	(454)
Net assets acquired	$87,180

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

3.    Joint Venture

On May 12, 2020, a subsidiary of IDEX entered into a joint venture agreement with a third party to form a limited liability company (the “Joint Venture”) that will manufacture and sell high performance elastomer seals for the oil and gas industry to customers within the Kingdom of Saudi Arabia as well as export these high performance elastomer seals outside of the Kingdom of Saudi Arabia. The Joint Venture will be headquartered in Damman, Saudi Arabia and will operate in our Sealing Solutions platform within the Health & Science Technologies segment. IDEX will contribute $0.6 million and will own 55% of the share capital while the third party partner will contribute $0.5 million and will own 45% of the share capital. As of June 30, 2020, the Joint Venture had not yet been funded or begun its operations. Since we will control the entity, we expect to consolidate the Joint Venture and record a noncontrolling interest in our financial statements once funding occurs and operations begin, both of which are currently expected to occur during the third quarter of 2020.

4.    Business Segments

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

Table of Content

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

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales
Fluid & Metering Technologies
External customers	$218,922	$246,111	$445,634	$488,447
Intersegment sales	190	78	339	264
Total segment sales	219,112	246,189	445,973	488,711
Health & Science Technologies
External customers	215,234	232,172	438,690	456,860
Intersegment sales	434	81	1,037	683
Total segment sales	215,668	232,253	439,727	457,543
Fire & Safety/Diversified Products
External customers	127,093	163,816	271,387	319,023
Intersegment sales	(17)	227	13	1,179
Total segment sales	127,076	164,043	271,400	320,202
Intersegment elimination	(607)	(386)	(1,389)	(2,126)
Total net sales	$561,249	$642,099	$1,155,711	$1,264,330
Operating income
Fluid & Metering Technologies	$50,938	$74,146	$117,709	$146,012
Health & Science Technologies	48,007	56,763	100,650	110,917
Fire & Safety/Diversified Products	28,837	43,614	66,874	83,942
Corporate office	(17,188)	(19,240)	(34,698)	(37,806)
Total operating income	110,594	155,283	250,535	303,065
Interest expense	12,439	11,011	23,316	21,932
Other (income) expense - net	6,460	(378)	8,025	(518)
Income before income taxes	$91,695	$144,650	$219,194	$281,651

	June 30, 2020	December 31, 2019
Assets
Fluid & Metering Technologies	$1,318,336	$1,150,712
Health & Science Technologies	1,509,374	1,507,108
Fire & Safety/Diversified Products	781,693	825,398
Corporate office	464,189	330,694
Total assets	$4,073,592	$3,813,912

Table of Content

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

Revenue by reporting unit for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Energy	$55,814	$40,608	$94,328	$80,006
Valves	25,714	29,809	51,921	59,191
Water	54,730	65,148	113,066	126,280
Pumps	60,555	87,125	142,385	175,385
Agriculture	22,299	23,499	44,273	47,849
Intersegment elimination	(190)	(78)	(339)	(264)
Fluid & Metering Technologies	218,922	246,111	445,634	488,447
Scientific Fluidics & Optics	106,564	109,554	212,706	216,862
Sealing Solutions	45,201	46,431	100,531	96,937
Gast	28,039	37,399	55,385	71,308
Micropump	7,272	8,271	14,987	17,026
Material Processing Technologies	28,592	30,598	56,118	55,410
Intersegment elimination	(434)	(81)	(1,037)	(683)
Health & Science Technologies	215,234	232,172	438,690	456,860
Fire & Safety	92,295	103,257	186,363	202,705
BAND-IT	16,303	27,758	41,536	55,670
Dispensing	18,478	33,028	43,501	61,827
Intersegment elimination	17	(227)	(13)	(1,179)
Fire & Safety/Diversified Products	127,093	163,816	271,387	319,023
Total net sales	$561,249	$642,099	$1,155,711	$1,264,330

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Revenue by geographical region for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30, 2020
	FMT	HST	FSDP	IDEX
U.S.	$134,299	$93,103	$63,640	$291,042
North America, excluding U.S.	11,359	4,526	5,031	20,916
Europe	39,386	56,000	31,176	126,562
Asia	24,349	57,806	21,543	103,698
Other (1)	9,719	4,233	5,686	19,638
Intersegment elimination	(190)	(434)	17	(607)
Total net sales	$218,922	$215,234	$127,093	$561,249

	Three Months Ended June 30, 2019
	FMT	HST	FSDP	IDEX
U.S.	$139,786	$106,193	$78,898	$324,877
North America, excluding U.S.	14,628	5,497	6,418	26,543
Europe	43,949	65,798	43,813	153,560
Asia	32,353	50,502	26,744	109,599
Other (1)	15,473	4,263	8,170	27,906
Intersegment elimination	(78)	(81)	(227)	(386)
Total net sales	$246,111	$232,172	$163,816	$642,099

	Six Months Ended June 30, 2020
	FMT	HST	FSDP	IDEX
U.S.	$262,077	$189,099	$138,571	$589,747
North America, excluding U.S.	25,035	10,494	11,300	46,829
Europe	84,051	123,087	71,246	278,384
Asia	51,134	109,145	38,122	198,401
Other (1)	23,676	7,902	12,161	43,739
Intersegment elimination	(339)	(1,037)	(13)	(1,389)
Total net sales	$445,634	$438,690	$271,387	$1,155,711

	Six Months Ended June 30, 2019
	FMT	HST	FSDP	IDEX
U.S.	$277,935	$205,244	$153,575	$636,754
North America, excluding U.S.	27,685	10,389	12,398	50,472
Europe	87,573	135,170	86,875	309,618
Asia	64,270	98,561	50,304	213,135
Other (1)	31,248	8,179	17,050	56,477
Intersegment elimination	(264)	(683)	(1,179)	(2,126)
Total net sales	$488,447	$456,860	$319,023	$1,264,330

(1) Other includes: South America, Middle East, Australia and Africa.

Table of Content

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

The composition of Customer receivables was as follows:

	June 30, 2020	December 31, 2019
Billed receivables	$261,248	$286,196
Unbilled receivables	11,139	11,922
Total customer receivables	$272,387	$298,118

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

The composition of Deferred revenue was as follows:

	June 30, 2020	December 31, 2019
Deferred revenue - current	$38,493	$17,633
Deferred revenue - noncurrent	1,615	2,129
Total deferred revenue	$40,108	$19,762

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

Table of Content

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

Revenue from products and services transferred to customers at a point in time approximated 95% of total revenues in both the three and six months ended June 30, 2020 and 2019. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Revenue from products and services transferred to customers over time approximated 5% of total revenues in both the three and six months ended June 30, 2020 and 2019. Revenue earned by certain business units within the Water, Energy, Material Processing Technologies (“MPT”) and Dispensing reporting units is recognized over time because control transfers continuously to our customers. When accounting for over-time contracts, we use an input measure to determine the extent of progress towards completion of the performance obligation. For certain business units within the Water, Energy and MPT reporting units, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method). We believe this measure of progress best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. Contract costs include labor, material and overhead. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. For certain business units within the Energy and Dispensing reporting units, revenue is recognized ratably over the contract term.

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our estimates regularly. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised. Such revisions to costs and income are recognized in the period in which the revisions are determined as a cumulative catch-up adjustment. The impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize provisions for estimated losses on incomplete contracts in the period in which such losses are determined.

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

6.    Earnings Per Common Share

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

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	75,171	75,460	75,459	75,450
Dilutive effect of stock options, restricted stock and performance share units	766	927	739	884
Diluted weighted average common shares outstanding	75,937	76,387	76,198	76,334

Options to purchase approximately 0.6 million shares of common stock for each of the three months ended June 30, 2020 and 2019, and 0.6 million shares of common stock for each of the six months ended June 30, 2020 and 2019, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.

7.    Inventories

The components of inventories as of June 30, 2020 and December 31, 2019 were:

	June 30, 2020	December 31, 2019
Raw materials and component parts	$188,848	$182,382
Work in process	38,803	28,761
Finished goods	97,280	82,324
Total inventories	$324,931	$293,467

Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and factory overhead, is determined on a first in, first out basis.

8.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2020, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$599,646	$981,592	$399,138	$1,980,376
Accumulated goodwill impairment losses	(20,721)	(149,820)	(30,090)	(200,631)
Balance at December 31, 2019	578,925	831,772	369,048	1,779,745
Foreign currency translation	217	(1,946)	(91)	(1,820)
Acquisitions	63,007	—	—	63,007
Acquisition adjustments	—	1,798	—	1,798
Balance at June 30, 2020	$642,149	$831,624	$368,957	$1,842,730

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first six months of 2020, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of our annual impairment test at October 31, 2019, all reporting units had fair values in excess of their carrying values.

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2020 and December 31, 2019:

	At June 30, 2020				At December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$4,382	$(3,135)	$1,247	12	$6,678	$(5,276)	$1,402
Trade names	126,703	(66,739)	59,964	16	123,062	(64,938)	58,124
Customer relationships	308,347	(107,600)	200,747	13	275,575	(96,252)	179,323
Unpatented technology	117,216	(47,933)	69,283	13	101,721	(43,561)	58,160
Other	700	(613)	87	10	700	(578)	122
Total amortized intangible assets	557,348	(226,020)	331,328		507,736	(210,605)	297,131
Indefinite-lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$648,248	$(226,020)	$422,228		$598,636	$(210,605)	$388,031

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. In the first six months of 2020, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.

In the first six months of 2020, the outbreak of the novel coronavirus (“COVID-19”) resulted in government lockdown mandates globally that forced us to both reduce hours and temporarily close some facilities. These events required that an interim impairment test be performed on the definite-lived intangible assets at one of the Company’s businesses. The impairment test did not result in an impairment charge.

Amortization of intangible assets was $10.5 million and $20.0 million for the three and six months ended June 30, 2020, respectively. Amortization of intangible assets was $9.0 million and $18.0 million for the three and six months ended June 30, 2019, respectively. Based on the intangible asset balances as of June 30, 2020, amortization expense is expected to approximate $21.2 million for the remaining six months of 2020, $41.5 million in 2021, $39.6 million in 2022, $36.9 million in 2023 and $35.1 million in 2024.

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
9.    Accrued Expenses

The components of accrued expenses as of June 30, 2020 and December 31, 2019 were:

	June 30, 2020	December 31, 2019
Payroll and related items	$69,250	$77,556
Management incentive compensation	8,590	14,408
Income taxes payable	43,585	9,905
Insurance	11,345	8,240
Warranty	7,184	5,581
Deferred revenue	38,493	17,633
Lease liability	16,584	15,235
Restructuring	4,452	6,110
Liability for uncertain tax positions	—	890
Accrued interest	3,702	1,735
Contingent consideration for acquisition	—	3,375
Other	22,746	19,622
Total accrued expenses	$225,931	$180,290

10.    Other Noncurrent Liabilities

The components of other noncurrent liabilities as of June 30, 2020 and December 31, 2019 were:

	June 30, 2020	December 31, 2019
Pension and retiree medical obligations	$83,915	$87,478
Transition tax payable	13,750	11,292
Liability for uncertain tax positions	1,071	3,008
Deferred revenue	1,615	2,129
Lease liability	94,503	69,928
Other	21,532	23,533
Total other noncurrent liabilities	$216,386	$197,368

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
11.    Borrowings

Borrowings at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Revolving Facility	$—	$—
4.50% Senior Notes, due December 2020	—	300,000
4.20% Senior Notes, due December 2021	350,000	350,000
3.20% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
3.00% Senior Notes, due May 2030	500,000	—
Other borrowings	368	622
Total borrowings	1,050,368	850,622
Less current portion	228	388
Less deferred debt issuance costs	4,656	983
Less unaccreted debt discount	1,039	387
Total long-term borrowings	$1,044,445	$848,864

On April 29, 2020, the Company completed a public offering of $500.0 million in aggregate principal amount of 3.0% Senior Notes due 2030 (the “3.0% Senior Notes”). The net proceeds from the offering were approximately $494.9 million, after deducting the issuance discount of $0.9 million, the underwriting commission of $3.3 million and offering expenses of $0.9 million. The net proceeds were used to redeem and repay the $300.0 million aggregate principal amount outstanding of its 4.5% Senior Notes due December 15, 2020 and the related accrued interest and a make-whole redemption premium, with the balance used for general corporate purposes. The 3.0% Senior Notes bear interest at a rate of 3.0% per annum, which is payable semi-annually in arrears on May 1 and November 1 of each year. The 3.0% Senior Notes mature on May 1, 2030.

The Company may redeem all or a portion of the 3.0% Senior Notes at any time prior to maturity at the redemption prices set forth in the Note Indenture (“Indenture”) governing the 3.0% Senior Notes. The Indenture and 3.0% Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of the Company’s assets. The terms of the 3.0% Senior Notes also require the Company to make an offer to repurchase the 3.0% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any. The Indenture also provides for customary events of default, which include nonpayment, breach of covenants in the Indenture and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% of the then outstanding 3.0% Senior Notes may declare the principal amount of all of the 3.0% Senior Notes to be due and payable immediately.

On April 27, 2020, the Company provided notice of its election to redeem early, on May 27, 2020, the $300.0 million aggregate principal amount outstanding of its 4.5% Senior Notes at a redemption price of $300.0 million plus a make-whole redemption premium of $6.8 million and accrued and unpaid interest of $6.1 million using proceeds from the Company’s 3.0% Senior Notes. In addition, the Company recognized the remaining $1.4 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity related to the interest rate exchange agreement associated with the 4.5% Senior Notes and wrote off the remaining $0.1 million of deferred issuance costs and $0.1 million of the debt issuance discount associated with the 4.5% Senior Notes for a total loss on early debt redemption of $8.4 million which was recorded within Other (income) expense - net in the Condensed Consolidated Statements of Operations.

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

Table of Content

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

Proceeds from the Revolving Facility are available for use by the Borrowers for acquisitions, working capital and other general corporate purposes, including refinancing existing debt of the Company and its subsidiaries. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $400 million. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain foreign subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement.

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. Such applicable margin is based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio and can range from 0.00% to 1.275%. Based on the Company’s leverage ratio at June 30, 2020, the applicable margin was 1.00% resulting in a weighted average interest rate of 1.32% for the six months ended June 30, 2020. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months.

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

At June 30, 2020, there was no balance outstanding under the Revolving Facility and $7.1 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at June 30, 2020 of approximately $792.9 million.

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

Table of Content

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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes: a minimum interest coverage ratio of 3.00 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”). In the case of the leverage ratio under the Revolving Facility, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At June 30, 2020, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 3.0% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

12.    Derivative Instruments

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

The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized in net income during the period of change. See Note 16 for the amount of loss reclassified into net income for interest rate contracts for the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, the Company did not have any interest rate contracts outstanding.

In 2010 and 2011, the Company entered into two separate forward starting interest rate exchange agreements in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year terms of the respective debt instruments. Approximately $3.5 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity at June 30, 2020 related to the 4.2% Senior Notes and will be recognized in net income over the next 12 months as the underlying hedged transaction is realized. In conjunction with the early redemption of the 4.5% Senior Notes on May 27, 2020, the Company accelerated the recognition of the remaining $1.4 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity related to the 4.5% Senior Notes and recorded such as Other (income) expense - net during the three and six months ended June 30, 2020 in the Condensed Consolidated Statements of Operations.

Table of Content

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
•Level 2: Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at June 30, 2020 and December 31, 2019:

	Basis of Fair Value Measurements
	Balance at June 30, 2020	Level 1	Level 2	Level 3
Available for sale securities	$11,415	$11,415	$—	$—

	Basis of Fair Value Measurements
	Balance at December 31, 2019	Level 1	Level 2	Level 3
Available for sale securities	$10,462	$10,462	$—	$—
Contingent consideration	3,375	—	—	3,375

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2020 or the year ended December 31, 2019.

As of December 31, 2019, the Company utilized a Monte Carlo simulation to determine the fair value of the contingent consideration associated with the acquisition of Finger Lakes Instrumentation as of the acquisition date. In March 2020, the Company and the seller reached an agreement to settle the contingency for $3.0 million, which was paid in April 2020.
The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short term nature of these instruments. At June 30, 2020, the fair value of the outstanding indebtedness under our 3.0% Senior Notes, 3.2% Senior Notes, 3.37% Senior Notes, 4.2% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,115.7 million compared to the carrying value of $1,049.3 million. At December 31, 2019, the fair value of the outstanding indebtedness under our 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes, 4.2% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $876.0 million compared to the carrying value of $850.2 million. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

Table of Content

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

Supplemental balance sheet information related to leases as of June 30, 2020 and December 31, 2019 was as follows:

	Balance Sheet Caption	June 30, 2020	December 31, 2019
Operating leases:
Building right-of-use assets - net	Other noncurrent assets	$101,881	$75,381
Equipment right-of-use assets - net	Other noncurrent assets	6,202	6,993
Total right-of-use assets - net		$108,083	$82,374
Operating leases:
Current lease liabilities	Accrued expenses	$16,584	$15,235
Noncurrent lease liabilities	Other noncurrent liabilities	94,503	69,928
Total lease liabilities		$111,087	$85,163

The components of lease cost for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost (1)	$5,986	$6,195	$12,314	$11,570
Variable lease cost	313	625	954	1,218
Total lease expense	$6,299	$6,820	$13,268	$12,788

(1) Includes short-term leases.

Supplemental cash flow information related to leases for the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$12,225	$6,071
Right-of-use assets obtained in exchange for new operating lease liabilities	34,298	4,180

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Other supplemental information related to leases as of June 30, 2020 and December 31, 2019 was as follows:

Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases - building and equipment	9.80	9.61
Operating leases - vehicles	1.98	1.92
Weighted-average discount rate:
Operating leases - building and equipment	3.60%	4.08%
Operating leases - vehicles	2.64%	2.99%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at June 30, 2020 have scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases (1)
2020 (excluding the six months ended June 30, 2020)	$9,941
2021	17,794
2022	15,372
2023	13,245
2024	11,001
Thereafter	66,503
Total lease payments	133,856
Less: Imputed interest	(22,769)
Present value of lease liabilities	$111,087

(1) Excludes $0.2 million of legally binding minimum lease payments for leases signed but not yet commenced.

Total lease liabilities at December 31, 2019 had scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2020	$18,449
2021	15,070
2022	10,647
2023	8,894
2024	7,037
Thereafter	44,284
Total lease payments	104,381
Less: Imputed interest	(19,218)
Present value of lease liabilities	$85,163

15.    Restructuring

During the year ended December 31, 2019 and the three months ended June 30, 2020, the Company recorded accruals for restructuring costs incurred to facilitate long-term, sustainable growth through cost reduction actions, consisting of employee reductions and facility rationalization. Restructuring costs include severance benefits, exit costs and asset impairment charges and are included in Restructuring expenses in the Condensed Consolidated Statements of Operations. Severance costs primarily

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs.

Pre-tax restructuring expenses by segment for the three and six months ended June 30, 2020 were as follows:

	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$1,848	$—	$—	$1,848
Health & Science Technologies	1,184	—	—	1,184
Fire & Safety/Diversified Products	641	—	—	641
Corporate/Other	168	—	—	168
Total restructuring costs	$3,841	$—	$—	$3,841

Restructuring accruals of $4.5 million and $6.1 million at June 30, 2020 and December 31, 2019, respectively, are reflected in Accrued expenses on the Condensed Consolidated Balance Sheets. Severance benefits are expected to be paid by the end of the year using cash from operations. The changes in the restructuring accrual for the six months ended June 30, 2020 are as follows:

Restructuring
Balance at January 1, 2020	$6,110
Restructuring expenses	3,841
Payments, utilization and other	(5,499)
Balance at June 30, 2020	$4,452

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
16.    Other Comprehensive Income (Loss)

The components of Other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$19,271	$—	$19,271	$2,628	$—	$2,628
Pension and other postretirement adjustments	(569)	(62)	(631)	1,691	(435)	1,256
Reclassification adjustments for derivatives	2,739	(623)	2,116	1,583	(359)	1,224
Total other comprehensive income (loss)	$21,441	$(685)	$20,756	$5,902	$(794)	$5,108

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(7,185)	$—	$(7,185)	$(653)	$—	$(653)
Pension and other postretirement adjustments	2,305	(640)	1,665	3,391	(873)	2,518
Reclassification adjustments for derivatives	4,284	(974)	3,310	3,171	(720)	2,451
Total other comprehensive income (loss)	$(596)	$(1,614)	$(2,210)	$5,909	$(1,593)	$4,316

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) to net income during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	Income Statement Caption
Pension and other postretirement plans:
Amortization of net (gain) loss	$(569)	$1,691	$2,305	$3,391	Other (income) expense - net
Total before tax	(569)	1,691	2,305	3,391
Provision for income taxes	(62)	(435)	(640)	(873)
Total net of tax	$(631)	$1,256	$1,665	$2,518
Derivatives:
Reclassification adjustments	$2,739	$1,583	$4,284	$3,171	Interest expense, Other (income) expense -net
Total before tax	2,739	1,583	4,284	3,171
Provision for income taxes	(623)	(359)	(974)	(720)
Total net of tax	$2,116	$1,224	$3,310	$2,451

17.    Common and Preferred Stock

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorizations of the Board of Directors of $300.0 million on December 1, 2015 and $400.0 million on November 6, 2014. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the six months ended June 30, 2020, the Company repurchased a total of 876 thousand shares at a cost of $110.3 million. During the six months ended June 30, 2019, the Company repurchased a total of 389 thousand shares at a cost of $54.7 million. As of June 30, 2020, the amount of share repurchase authorizations remaining was $712.0 million.

At June 30, 2020 and December 31, 2019, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and five million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at June 30, 2020 or December 31, 2019.

Table of Content

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average fair value of grants	$29.26	$34.82	$34.26	$35.16
Dividend yield	1.34%	1.18%	1.15%	1.18%
Volatility	22.17%	23.31%	22.01%	24.78%
Risk-free interest rate	0.95% - 1.12%	2.37% - 2.62%	1.42% - 1.68%	2.53% - 3.04%
Expected life (in years)	5.76	5.86	5.80	5.87

Total compensation cost for stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$97	$90	$282	$282
Selling, general and administrative expenses	2,127	1,986	5,272	4,526
Total expense before income taxes	2,224	2,076	5,554	4,808
Income tax benefit	(218)	(284)	(585)	(652)
Total expense after income taxes	$2,006	$1,792	$4,969	$4,156

A summary of the Company’s stock option activity as of June 30, 2020 and changes during the six months ended June 30, 2020 are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,386,539	$103.58	6.95	$94,764,140
Granted	346,545	172.93
Exercised	(171,636)	76.39
Forfeited	(47,655)	140.09
Outstanding at June 30, 2020	1,513,793	$121.40	7.30	$60,494,544
Vested and expected to vest as of June 30, 2020	1,416,714	$62.92	7.19	$59,585,070
Exercisable at June 30, 2020	823,003	$96.53	6.10	$51,004,523

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of June 30, 2020 and changes during the six months ended June 30, 2020 are presented as follows:

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	130,248	$124.61
Granted	36,365	167.81
Vested	(38,703)	95.03
Forfeited	(11,665)	140.16
Unvested at June 30, 2020	116,245	$146.64

Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant.

Total compensation cost for restricted stock awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$77	$64	$186	$202
Selling, general and administrative expenses	864	1,037	1,846	2,325
Total expense before income taxes	941	1,101	2,032	2,527
Income tax benefit	(197)	(205)	(426)	(480)
Total expense after income taxes	$744	$896	$1,606	$2,047

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. A summary of the Company’s unvested cash-settled restricted stock activity as of June 30, 2020 and changes during the six months ended June 30, 2020 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2020	74,560	$172.08
Granted	20,670	173.21
Vested	(24,405)	172.96
Forfeited	(3,470)	158.04
Unvested at June 30, 2020	67,355	$158.04

Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$241	$336	$312	$836
Selling, general and administrative expenses	925	1,167	1,114	2,697
Total expense before income taxes	1,166	1,503	1,426	3,533
Income tax benefit	(120)	(159)	(136)	(346)
Total expense after income taxes	$1,046	$1,344	$1,290	$3,187

Table of Content

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

	Six Months Ended June 30,
	2020	2019
Weighted average fair value of grants	$224.14	$207.26
Dividend yield	—%	—%
Volatility	19.5%	19.11%
Risk-free interest rate	1.30%	2.49%
Expected life (in years)	2.94	2.83

A summary of the Company’s performance share unit activity as of June 30, 2020 and changes during the six months ended June 30, 2020 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	100,575	$178.97
Granted	42,690	224.14
Vested	—	—
Forfeited	(5,010)	211.81
Unvested at June 30, 2020	138,255	$184.27

On December 31, 2019, 54,545 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2019, the Company achieved a 250% payout factor and issued 136,370 common shares in February 2020.

Total compensation cost for performance share units is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	2,604	2,173	4,653	3,545
Total expense before income taxes	2,604	2,173	4,653	3,545
Income tax benefit	(59)	(203)	(108)	(251)
Total expense after income taxes	$2,545	$1,970	$4,545	$3,294

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Condensed Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.

As of June 30, 2020, there was $16.9 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years, $7.7 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.2 years, $4.1 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.1 years and $11.9 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.1 years.

Table of Content

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

	Pension Benefits
	Three Months Ended June 30,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$35	$541	$209	$460
Interest cost	190	263	764	361
Expected return on plan assets	(978)	(291)	(801)	(262)
Net amortization	(159)	426	486	280
Net periodic benefit cost	$(912)	$939	$658	$839

	Pension Benefits
	Six Months Ended June 30,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$69	$1,081	$417	$924
Interest cost	651	526	1,528	726
Expected return on plan assets	(1,877)	(582)	(1,602)	(526)
Net amortization and settlement effect	585	852	973	564
Net periodic benefit cost	$(572)	$1,877	$1,316	$1,688

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$154	$140	$309	$280
Interest cost	157	212	313	424
Net amortization	(136)	(158)	(272)	(317)
Net periodic benefit cost	$175	$194	$350	$387

The Company expects to contribute approximately $3.0 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans in 2020. During the first six months of 2020, the Company contributed a total of $0.1 million to fund these plans.

Effective September 30, 2019, the IDEX Corporation Retirement Plan (“Plan”), a U.S. defined benefit plan, was amended to freeze the accrual of retirement benefits for all participants. This action impacted fewer than 60 participants, as the Plan had been closed to new entrants as of December 31, 2004 and frozen as of December 31, 2005 for all but certain older, longer service participants. Subsequent to the freeze, termination of the Plan was approved in November 2019. Participants were notified in February 2020 and the Plan was terminated in May 2020. As a result of the termination, the settlement threshold was reached during the first half of 2020 and the Company recorded a charge of $0.4 million to Other (income) expense - net in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2020. The settlement also triggered the remeasurement of net periodic benefit cost resulting in a reduction of $0.6 million to Other (income) expense - net in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2020 as a result of significant decreases in discount rates and strong asset performance in the first half of 2020. As of June 30, 2020, the Plan’s funded status is 108%, with assets valued at $94.8 million and liabilities of $87.6 million.

Table of Content

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

21.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $20.8 million for the three months ended June 30, 2020 compared to $31.4 million during the same period in 2019. The effective tax rate increased to 22.7% for the three months ended June 30, 2020 compared to 21.7% during the same period in 2019 primarily due to a $0.7 million decrease in the excess tax benefits related to share-based compensation compared to the prior year period.

The provision for income taxes decreased to $46.3 million for the six months ended June 30, 2020 from $58.2 million during the same period in 2019. The effective tax rate increased to 21.1% for the six months ended June 30, 2020 compared to 20.7% during the same period in 2019 primarily due to a $1.4 million decrease in the excess tax benefits related to share-based compensation compared to the prior year period.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Liquidity and Capital Resources” and “Results of Operations” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the anticipated continuing effects of the coronavirus pandemic, including with respect to the Company’s sales, facility closures, supply chains and access to capital, capital expenditures, acquisitions, cost reductions, cash flow, cash requirements, revenues, earnings, market conditions, global economies, plant and equipment capacity and operating improvements, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: the duration of the coronavirus pandemic and the continuing effects of the coronavirus on our ability to operate our business and facilities, on our customers, on supply chains and on the U.S. and global economy generally; economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company’s results, particularly in light of the low levels of order backlogs it typically maintains; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section included in the Company’s most recent annual report on Form 10-K and the Company’s subsequent quarterly reports, including this quarterly report on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”) and the other risks discussed in the Company’s filings with the SEC. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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

The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within our three reportable segments, the Company maintains 13 platforms where we focus on organic growth and strategic acquisitions. Each of our 13 platforms is also a reporting unit that we annually test for goodwill impairment.

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

The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-

flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded sealing components, custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment, engineered hygienic mixers and valves for the global biopharmaceutical industry, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Health & Science Technologies segment contains the Scientific Fluidics & Optics platform (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, CiDRA Precision Services, thinXXS, CVI Melles Griot, Semrock, Advanced Thin Films and FLI), the Sealing Solutions platform (comprised of Precision Polymer Engineering, FTL Seals Technology, Novotema, SFC Koenig and Velcora), the Gast platform, the Micropump platform and the Material Processing Technologies platform (comprised of Quadro, Fitzpatrick, Microfluidics and Matcon).

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

EBITDA, a non-GAAP measure, means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across our three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within our industry. Management believes that EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 11 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”

Organic sales have been reconciled to net sales and EBITDA has been reconciled to net income in Item 2 under the heading “Non-GAAP Disclosures.” The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that we do not allocate consolidated interest expense or the consolidated provision for income taxes to our segments.

Management uses Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA and Adjusted EPS as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as restructuring expenses, a fair value inventory step-up charge and a loss on early debt redemption. Each of Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA and Adjusted EPS are non-

GAAP measures and have been reconciled to their most directly comparable GAAP measures in this Item 2 under the heading “Non-GAAP Disclosures.”

The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Some of our key financial results for the three months ended June 30, 2020 when compared to the same period in the prior year are as follows:

•Sales of $561.2 million decreased 13%; organic sales (which excludes acquisitions and foreign currency translation) were down 17%.
•Operating income of $110.6 million decreased 29%. Adjusted for a $4.1 million fair value inventory step-up charge and $3.8 million of restructuring expenses, adjusted operating income decreased 25% to $118.5 million.
•Net income of $70.9 million decreased 37%. Adjusted for the $3.2 million fair value inventory step-up charge, $3.0 million of restructuring expenses and a $6.5 million loss on early debt redemption, all net of related tax benefits, adjusted net income decreased 27% to $83.6 million.
•EBITDA of $124.8 million was 22% of sales and covered interest expense by 10 times. Adjusted EBITDA of $141.1 million was 25% of sales and covered interest expense by over 11 times.
•Diluted EPS of $0.93 decreased 55 cents, or 37%. Adjusted EPS of $1.10 decreased 40 cents, or 27%.

Some of our key financial results for the six months ended June 30, 2020 when compared to the same period in the prior year are as follows:

•Sales of $1,155.7 million decreased 9%; organic sales (which excludes acquisitions and foreign currency translation) were down 11%.
•Operating income of $250.5 million decreased 17%. Adjusted for a $4.1 million fair value inventory step-up charge and $3.8 million of restructuring expenses, adjusted operating income decreased 15% to $258.5 million.
•Net income of $172.9 million decreased 23%. Adjusted for a $3.2 million fair value inventory step-up charge, $3.0 million of restructuring expenses and a $6.5 million loss on early debt redemption, all net of related tax benefits, adjusted net income decreased 18% to $185.6 million.
•EBITDA of $283.1 million was 25% of sales and covered interest expense by over 12 times. Adjusted EBITDA of $299.5 million was 26% of sales and covered interest expense by over 13 times.
•Diluted EPS of $2.27 decreased 65 cents, or 22%. Adjusted EPS of $2.44 decreased 50 cents, or 17%.

Results of Operations

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2020 and 2019. Segment operating income and EBITDA exclude unallocated corporate operating expenses of $17.2 million and $19.2 million for the three months ended June 30, 2020 and 2019, respectively, and $34.7 million and $37.8 million for the six months ended June 30, 2020 and 2019, respectively.

The Company continues to help in the fight against COVID-19 with several of our businesses playing critical roles in keeping essential activities operating. We also continue to be focused on making sure our employees are safe and our operations have the ability to deliver the products needed to support the COVID-19 battle. Most of our sites are considered essential businesses and have remained open during the pandemic. However, the virus did cause several of our sites to temporarily shut down for cleaning due to employees testing positive for COVID-19. All such sites returned to operations within a short period of time. COVID-19 and the enacted containment measures have adversely affected our business and results of operations and the businesses of our customers, who are purchasing less product in response to the economic conditions caused by COVID-19. The Company expects the months ahead will remain challenging as this global pandemic continues and, based on currently available information and management's current expectations, the Company anticipates that organic sales will be down approximately 12 to 17 percent in the third quarter of 2020. Based on management's current expectations, we believe our strong balance sheet, with over $1.5 billion of liquidity and gross leverage of 1.6 times, will provide IDEX the necessary capital to navigate the COVID-19 pandemic for the foreseeable future. Additionally, IDEX has implemented certain cost reduction actions, including employee reductions and has maintained a tight cost control environment. Despite our expectations and actions taken to reduce costs, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets, including, without limitation, as a result of the impact of the COVID-19 pandemic and we cannot predict how long the COVID-19 pandemic will continue. Moreover,

COVID-19 and related measures to contain its impact have caused material disruptions in both national and global financial markets and economies. The continuing impact of COVID-19 and the enacted containment measures cannot be predicted and may continue to adversely affect, perhaps materially, our business, results of operations, financial condition and liquidity.
Consolidated Results for the Three Months Ended June 30, 2020 Compared with the Same Period in 2019

(In thousands)	Three Months Ended June 30,
	2020	2019
Net sales	$561,249	$642,099
Operating income	110,594	155,283
Operating margin	19.7%	24.2%

Sales in the second quarter of 2020 were $561.2 million, which was a 13% decrease compared to the same period in 2019. This reflects a 17% decrease in organic sales and a 1% unfavorable impact from foreign currency translation, partially offset by a 5% increase from acquisitions (Flow MD - February 2020 and Velcora - July 2019). Sales to customers outside the U.S. represented approximately 48% of total sales in the second quarter of 2020 compared to 49% during the same period in 2019.

Gross profit of $234.8 million in the second quarter of 2020 decreased $57.5 million, or 20%, compared to the same period in 2019, and gross margin of 41.8% in the second quarter of 2020 decreased 370 basis points from 45.5% during the same period in 2019. Gross profit and gross margin decreased compared to the prior year period as a result of reduced volume, business mix, the dilutive impact to margins from the recent acquisitions and a fair value inventory step-up charge included in the current year period.

Selling, general and administrative expenses decreased to $120.4 million in the second quarter of 2020 from $134.9 million during the same period in 2019. The decrease is primarily due to restructuring savings and lower variable costs. Corporate costs of $17.0 million in the second quarter of 2020 decreased from $19.2 million during the same period in 2019 primarily as a result of tightly controlling discretionary spending and restructuring savings. As a percentage of sales, selling, general and administrative expenses were 21.4% for the second quarter of 2020, up 40 basis points compared to 21.0% during the same period in 2019.

The Company incurred $3.8 million of restructuring expenses in the second quarter of 2020 compared with $2.1 million during the same period in 2019 for cost reduction actions primarily consisting of employee reductions due to lower demand as a result of the COVID-19 pandemic. The restructuring expenses in the second quarter of 2020 all related to severance benefits.

Operating income of $110.6 million and operating margin of 19.7% in the second quarter of 2020 were down from $155.3 million and 24.2%, respectively, during the same period in 2019. The decreases in operating income and operating margin were driven by lower sales volume, the dilutive impact to margins from the recent acquisitions, the fair value inventory step-up charge and higher restructuring expenses in 2020, partially offset by price, restructuring savings and an overall reduction in variable expenses.

Other (income) expense - net increased to $6.5 million of expense in the second quarter of 2020 compared to $0.4 million of income during the same period in 2019, primarily due to an $8.4 million loss on early debt redemption, partially offset by $1.5 million of lower pension expense in 2020 and $1.2 million of higher gains on pension-related investments.

Interest expense of $12.4 million in the second quarter of 2020 was higher than the $11.0 million in the same period of 2019 due to borrowings under the Revolving Facility in 2020 and interest expense on the new 3.0% Senior Notes issued during the second quarter of 2020.

The provision for income taxes decreased to $20.8 million for the second quarter of 2020 compared to $31.4 million during the same period in 2019. The effective tax rate increased to 22.7% for the second quarter of 2020 compared to 21.7% during the same period in 2019 primarily due to a decrease in the excess tax benefits related to share-based compensation.

Net income in the second quarter of 2020 of $70.9 million decreased from $113.2 million during the same period in 2019. Diluted earnings per share in the second quarter of 2020 of $0.93 decreased $0.55, or 37%, compared to the same period in 2019.

For the three months ended June 30, 2020, Fluid & Metering Technologies contributed 39% of sales, 40% of operating income and 39% of EBITDA; Health & Science Technologies contributed 38% of sales, 37% of operating income and 39% of EBITDA; and Fire & Safety/Diversified Products contributed 23% of sales, 23% of operating income and 22% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.

Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended June 30,
	2020	2019
Net sales	$219,112	$246,189
Operating income	50,938	74,146
Operating margin	23.2%	30.1%

Sales of $219.1 million decreased $27.1 million, or 11%, in the second quarter of 2020 compared to the same period in 2019. This reflects a 20% decrease in organic sales and a 1% unfavorable impact from foreign currency translation, partially offset by a 10% percent increase from acquisitions (Flow MD - February 2020). In the second quarter of 2020, sales decreased 4% domestically and 20% internationally compared to the same period in 2019. Sales to customers outside the U.S. were approximately 39% of total segment sales in the second quarter of 2020 compared to 43% during the same period in 2019.

Sales within our Valves platform decreased in the second quarter of 2020 compared to the same period in 2019 due to the softening global industrial landscape and lower energy prices driving decreases in capital spending. Sales within our Agriculture platform decreased in the second quarter of 2020 compared to the same period in 2019 due to decreased demand across both the agricultural and industrial original equipment manufacturer (“OEM”) markets. Sales within our Pumps platform decreased in the second quarter of 2020 compared to the same period in 2019 due to continued market declines in industrial and oil and gas markets, compounded by the impact of the COVID-19 pandemic driving reduced capital spending. Sales within our Water platform decreased in the second quarter of 2020 compared to the same period in 2019 primarily due to the non-repeat of large projects across the U.S. and Asia. Sales within our Energy platform increased in the second quarter of 2020 compared to the same period in 2019 due to the acquisition of Flow MD, partially offset by declining capital spending in the oil and gas markets.

Operating income of $50.9 million and operating margin of 23.2% in the second quarter of 2020 were lower than $74.1 million and 30.1%, respectively, recorded during the same period in 2019, primarily due to lower volume and the impact of the Flow MD acquisition as well as a fair value inventory step-up charge and higher restructuring expenses included in the current year period, partially offset by price, restructuring savings and lower variable costs.

Health & Science Technologies Segment

(In thousands)	Three Months Ended June 30,
	2020	2019
Net sales	$215,668	$232,253
Operating income	48,007	56,763
Operating margin	22.3%	24.4%

Sales of $215.7 million decreased $16.6 million, or 7%, in the second quarter of 2020 compared to the same period in 2019. This reflects a 10% decrease in organic sales and a 1% unfavorable impact from foreign currency translation, partially offset by a 4% increase from acquisitions (Velcora - July 2019). In the second quarter of 2020, sales decreased 12% domestically and 3% internationally compared to the same period in 2019. Sales to customers outside the U.S. were approximately 57% of total segment sales in the second quarter of 2020 compared to 54% during the same period in 2019.

Sales within our Gast platform decreased in the second quarter of 2020 compared to the same period in 2019 primarily due to the non-repeat of a large customer project and a slowdown across various industrial end markets, partially offset by new initiatives in response to the COVID-19 pandemic. Sales within our Micropump platform decreased in the second quarter of 2020 compared to the same period in 2019 due to lower demand from customers in the inkjet printing market. Sales within our Scientific Fluidics & Optics platform decreased in the second quarter of 2020 compared to the same period in 2019 due to the impact of the COVID-19 pandemic which limited investment by hospitals and laboratories in new Analytical Instrumentation equipment, partially offset by increased demand for microfluidics and optical solutions supporting COVID-19 testing. Sales within our Material Processing Technologies platform decreased in the second quarter of 2020 compared to the same period in

2019 primarily due to lower overall demand as a result of the COVID-19 pandemic and the non-repeat of large projects from the prior year, partially offset by strong volumes in the pharmaceutical industry in response to the COVID-19 pandemic. Sales within our Sealing Solutions platform decreased in the second quarter of 2020 compared to the same period in 2019 primarily due to disruption in the automotive and oil and gas markets, partially offset by the Velcora acquisition and the recovery in the semiconductor market.

Operating income of $48.0 million and operating margin of 22.3% in the second quarter of 2020 were lower than $56.8 million and 24.4%, respectively, recorded during the same period in 2019, primarily due to lower volume, the impact of the Velcora acquisition and higher restructuring expenses, partially offset by price, restructuring savings and lower variable costs.

Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended June 30,
	2020	2019
Net sales	$127,076	$164,043
Operating income	28,837	43,614
Operating margin	22.7%	26.6%

Sales of $127.1 million decreased $37.0 million, or 23%, in the second quarter of 2020 compared to the same period in 2019. This reflects a 22% decrease in organic sales and a 1% unfavorable impact from foreign currency translation. In the second quarter of 2020, sales decreased 19% domestically and 26% internationally compared to the same period in 2019. Sales to customers outside the U.S. were approximately 50% of total segment sales in the second quarter of 2020 compared to 52% during the same period in 2019.

Sales within our Dispensing platform decreased in the second quarter of 2020 compared to the same period in 2019 primarily due to customer shutdowns and disruption in the paint market as a result of the COVID-19 pandemic. Sales within our Band-It platform decreased in the second quarter of 2020 compared to the same period in 2019 due to customer shutdowns in the transportation market as a result of the COVID-19 pandemic and lower capital spending in the energy markets. Sales within our Fire & Safety platform decreased in the second quarter of 2020 compared to the same period in 2019 due to fewer large projects and market softness globally for the Fire and Rescue businesses.

Operating income of $28.8 million in the second quarter of 2020 was lower than $43.6 million during the same period in 2019 and operating margin of 22.7% in the second quarter of 2020 was lower than the 26.6% during the same period in 2019. Operating income and operating margin decreased compared to the prior period as a result of lower volume and business mix, partially offset by price and restructuring savings as well as lower variable costs and lower restructuring expenses.

Consolidated Results for the Six Months Ended June 30, 2020 Compared with the Same Period in 2019

(In thousands)	Six Months Ended June 30,
	2020	2019
Net sales	$1,155,711	$1,264,330
Operating income	250,535	303,065
Operating margin	21.7%	24.0%

Sales in the first six months of 2020 were $1,155.7 million, which was a 9% decrease compared to the same period in 2019. This reflects an 11% decrease in organic sales and a 1% unfavorable impact from foreign currency translation, partially offset by a 3% increase from acquisitions (Flow MD - February 2020 and Velcora - July 2019). Sales to customers outside the U.S. represented approximately 49% of total sales in the first six months of 2020 compared to 50% during the same period in 2019.

Gross profit of $506.8 million in the first six months of 2020 decreased $69.4 million, or 12%, compared to the same period in 2019 and gross margin of 43.8% in the first six months of 2020 decreased 180 basis points from 45.6% during the same period in 2019. Both gross profit and gross margin decreased compared to the prior year period primarily due to reduced volume, business mix, the dilutive impact to margins from the recent acquisitions and a fair value inventory step-up charge included in the current year period.

Selling, general and administrative expenses decreased to $252.4 million in the first six months of 2020 from $271.0 million during the same period in 2019, primarily due to restructuring savings and lower variable costs. Corporate costs decreased to $34.5 million in the first six months of 2020 compared to $37.8 million during the same period in 2019 primarily due to tightly controlling discretionary spending and restructuring savings. As a percentage of sales, selling, general and administrative expenses were 21.8% for the first six months of 2020, up 40 basis points compared to 21.4% during the same period in 2019.

The Company incurred $3.8 million of restructuring expenses in the first six months of 2020 compared with $2.1 million during the same period in 2019 for cost reduction actions primarily consisting of employee reductions due to lower demand as a result of the COVID-19 pandemic. The restructuring expenses in the first six months of 2020 all related to severance benefits.

Operating income of $250.5 million and operating margin of 21.7% in the first six months of 2020 were down from the $303.1 million and 24.0%, respectively, recorded during the same period in 2019. The decreases in operating income and operating margin are primarily due to lower sales volume, the dilutive impact to margins from the recent acquisitions, the fair value inventory step-up charge and higher restructuring expenses in 2020, partially offset by price, restructuring savings and an overall reduction in variable expenses.

Other (income) expense - net was $8.0 million of expense in the first six months of 2020 compared to $0.5 million of income during the same period in 2019, primarily due to an $8.4 million loss on early debt redemption, partially offset by $1.7 million of lower pension expense in 2020.

Interest expense of $23.3 million in the first six months of 2020 was higher than the $21.9 million in the same period of 2019 due to borrowings under the Revolving Facility in 2020 and interest expense on the new 3.0% Senior Notes issued during the second quarter of 2020.

The provision for income taxes decreased to $46.3 million in the first six months of 2020 compared to $58.2 million during the same period in 2019. The effective tax rate increased to 21.1% in the first six months of 2020 compared to 20.7% during the same period in 2019 primarily due to a decrease in the excess tax benefits related to share-based compensation.

Net income of $172.9 million in the first six months of 2020 decreased from $223.5 million during the same period in 2019. Diluted earnings per share of $2.27 in the first six months of 2020 decreased $0.65, or 22%, compared to the same period in 2019.

For the six months ended June 30, 2020, Fluid & Metering Technologies contributed 39% of sales, 41% of operating income and 40% of EBITDA; Health & Science Technologies contributed 38% of sales, 35% of operating income and 37% of EBITDA; and Fire & Safety/Diversified Products contributed 23% of sales, 24% of operating income and 23% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.

Fluid & Metering Technologies Segment

(In thousands)	Six Months Ended June 30,
	2020	2019
Net sales	$445,973	$488,711
Operating income	117,709	146,012
Operating margin	26.4%	29.9%

Sales of $446.0 million decreased $42.7 million, or 9%, in the first six months of 2020 compared to the same period in 2019. This reflects a 13% decrease in organic sales and a 1% unfavorable impact from foreign currency translation, partially offset by a 5% increase from acquisitions (Flow MD - February 2020). In the first six months of 2020, sales decreased 6% domestically and 13% internationally compared to the same period in 2019. Sales to customers outside the U.S. were approximately 41% of total segment sales in the first six months of 2020 compared to 43% during the same period in 2019.

Sales within our Valves platform decreased in the first six months of 2020 compared to the same period in 2019 due to the softening global industrial landscape and lower energy prices driving decreases in capital spending. Sales within our Agriculture platform decreased in the first six months of 2020 compared to the same period in 2019 due to decreased demand across both the agricultural and industrial OEM markets. Sales within our Pumps platform decreased in the first six months of 2020 compared to the same period in 2019 due to continued market declines in industrial and oil and gas markets, compounded by the impact of the COVID-19 pandemic, driving declines across most end markets and geographies. Sales within our Water platform decreased in the first six months of 2020 compared to the same period in 2019 primarily due to lower project volumes across the U.S. and Asia. Sales within our Energy platform increased in the first six months of 2020 compared to the same period in 2019 due to the acquisition of Flow MD, partially offset by declining capital spending in the oil and gas markets.

Operating income of $117.7 million and operating margin of 26.4% in the first six months of 2020 were lower than the $146.0 million and 29.9%, respectively, recorded in the first six months of 2019, primarily due to lower volume and the impact of the Flow MD acquisition as well as a fair value inventory step-up charge and higher restructuring expenses included in the current year period, partially offset by price, restructuring savings and lower variable costs.

Health & Science Technologies Segment

(In thousands)	Six Months Ended June 30,
	2020	2019
Net sales	$439,727	$457,543
Operating income	100,650	110,917
Operating margin	22.9%	24.2%

Sales of $439.7 million decreased $17.8 million, or 4%, in the first six months of 2020 compared to the same period in 2019. This reflects a 7% decrease in organic sales and a 1% unfavorable impact from foreign currency translation, partially offset by a 4% increase from acquisitions (Velcora - July 2019). In the first six months of 2020, sales decreased 8% domestically and 1% internationally compared to the same period in 2019. Sales to customers outside the U.S. were approximately 57.0% of total segment sales in the first six months of 2020 compared to 55% during the same period in 2019.

Sales within our Gast platform decreased in the first six months of 2020 compared to the same period in 2019 primarily due to the non-repeat of a large customer project and a slowdown across various industrial end markets, partially offset by new initiatives in response to the COVID-19 pandemic. Sales within our Micropump platform decreased in the first six months of 2020 compared to the same period in 2019 due to weakness in core printing and industrial distribution. Sales within our Scientific Fluidics & Optics platform decreased in the first six months of 2020 compared to the same period in 2019 due to the impact of the COVID-19 pandemic which limited investment by hospitals and laboratories in new Analytical Instrumentation equipment, partially offset by increased demand for microfluidics and optical solutions supporting COVID-19 testing. Sales within our Material Processing Technologies platform increased in the first six months of 2020 compared to the same period in 2019 primarily due to strong volumes in the pharmaceutical industry in response to the COVID-19 pandemic, partially offset by the non-repeat of large projects from the prior year. Sales within our Sealing Solutions platform increased in the first six months of 2020 compared to the same period in 2019 primarily due to the Velcora acquisition and the recovery in the semiconductor market, partially offset by disruption in the automotive and oil and gas markets.

        Operating income of $100.7 million and operating margin of 22.9% in the first six months of 2020 were lower than the $110.9 million and 24.2%, respectively, recorded during the same period in 2019, primarily due to lower volume, the dilutive impact to margins of the Velcora acquisition and higher restructuring expenses, partially offset by price, restructuring savings and lower variable costs.

Fire & Safety/Diversified Products Segment

(In thousands)	Six Months Ended June 30,
	2020	2019
Net sales	$271,400	$320,202
Operating income	66,874	83,942
Operating margin	24.6%	26.2%

Sales of $271.4 million decreased $48.8 million, or 15%, in the first six months of 2020 compared to the same period in 2019. This reflects a 14% decrease in organic sales and a 1% unfavorable impact from foreign currency translation. In the first six months of 2020, sales decreased 10% domestically and 20% internationally compared to the same period in 2019. Sales to customers outside the U.S. were approximately 49% of total segment sales in the first six months of 2020 compared with 52% during the same period in 2019.

Sales within our Dispensing platform decreased in the first six months of 2020 compared to the same period in 2019 primarily due to customer shutdowns and disruption in the paint market as a result of the COVID-19 pandemic. Sales within our Band-It platform decreased in the first six months of 2020 compared to the same period in 2019 due to customer shutdowns in the transportation market as a result of the COVID-19 pandemic and lower capital spending in the energy markets. Sales within our Fire & Safety platform decreased in the first six months of 2020 compared to the same period in 2019 due to fewer large projects and market softness globally for the Fire and Rescue businesses.

Operating income of $66.9 million and operating margin of 24.6% in the first six months of 2020 were lower than the $83.9 million and 26.2%, respectively, recorded during the same period in 2019, primarily due to lower volume and business mix, partially offset by price and restructuring savings as well as lower variable costs and lower restructuring expenses.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities for the first six months of 2020 increased $34.4 million, or 16%, to $254.2 million compared to the first six months of 2019 due to favorable working capital, partially offset by lower earnings. At June 30, 2020, working capital was $995.9 million and the Company’s current ratio was 3.5 to 1. At June 30, 2020, the Company’s cash and cash equivalents totaled $746.3 million, of which $411.2 million was held outside of the United States. The COVID-19 pandemic has impacted and may continue to impact the Company’s operating cash flows through direct and secondary effects on the Company’s operations, customers and supply chain. Although the Company has been able to operate through the COVID-19 pandemic with only temporary shutdowns, any future disruptions due to operational shutdowns may impact the Company’s ability to operate as well as generate operating cash flow. Based on currently available information and management’s current expectations, the Company anticipates that it has sufficient cash on hand and sufficient access to capital to continue to fund operations for the foreseeable future. However, the continuing impact of COVID-19 and the COVID-19 containment measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

Investing Activities

Cash flows used in investing activities for the first six months of 2020 increased $116.0 million to $140.4 million compared to the same period in 2019 primarily due to $120.8 million spent on the acquisition of Flow MD in 2020.

Cash flows from operations were more than adequate to fund capital expenditures of $21.1 million and $25.7 million in the first six months of 2020 and 2019, respectively. The COVID-19 pandemic has impacted and may continue to impact the Company’s operating cash flows, which may lead to a reduction in capital expenditures. The Company believes it has sufficient operating cash flow to meet current obligations and invest in required currently planned capital expenditures. Capital expenditures were generally for machinery and equipment that supported growth, improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.

Financing Activities

Cash flows provided by financing activities for the first six months of 2020 were $2.1 million compared to $118.6 million used in financing activities during the same period in 2019, primarily as a result of proceeds from the issuance of the 3.0% Senior Notes, partially offset by the early payment of the 4.5% Senior Notes as well as higher share repurchases and dividends paid in 2020.

On April 29, 2020, the Company completed a public offering of $500.0 million in aggregate principal amount of its 3.0% Senior Notes due 2030 (the “3.0% Senior Notes”). The net proceeds from the offering were approximately $494.9 million, after deducting the issuance discount of $0.9 million, the underwriting commission of $3.3 million and offering expenses of $0.9 million. The net proceeds were used to redeem and repay the $300.0 million aggregate principal amount outstanding of its 4.5% Senior Notes due December 15, 2020 and the related accrued interest and make-whole premium, with the balance used for general corporate purposes. The 3.0% Senior Notes bear interest at a rate of 3.0% per annum, which is payable semi-annually in arrears on May 1 and November 1 of each year. The 3.0% Senior Notes mature on May 1, 2030.

On April 27, 2020, the Company provided notice of its election to redeem early, on May 27, 2020, the $300.0 million aggregate principal amount outstanding of its 4.5% Senior Notes at a redemption price of $300.0 million plus a make-whole redemption premium of $6.8 million and accrued and unpaid interest of $6.1 million using proceeds from the Company’s 3.0%

Senior Notes. In addition, the Company recognized the remaining $1.4 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity related to the interest rate exchange agreement associated with the 4.5% Senior Notes as well as the remaining $0.1 million of deferred issuance costs and $0.1 million of the debt issuance discount associated with the 4.5% Senior Notes for a total loss on early debt redemption of $8.4 million which was recorded within Other (income) expense - net in the Condensed Consolidated Statements of Operations.

On May 31, 2019, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement consists of a revolving credit facility (the “Revolving Facility”), which is an $800.0 million unsecured, multi-currency bank credit facility maturing on May 31, 2024. The Credit Agreement replaced the Company’s prior five-year, $700 million credit agreement, dated as of June 23, 2015, which was due to expire in June 2020. At June 30, 2020, there was no balance outstanding under the Revolving Facility and $7.1 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $792.9 million.

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. Such applicable margin is based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio and can range from 0.00% to 1.275%. Based on the Company’s leverage ratio at June 30, 2020, the applicable margin was 1.00% resulting in a weighted average interest rate of 1.32% for the six months ended June 30, 2020. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $400 million.

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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes: a minimum interest coverage ratio of 3.00 to 1 and a maximum leverage ratio of 3.50 to 1. In the case of the leverage ratio, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At June 30, 2020, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 14.64 to 1 and the leverage ratio was 1.62 to 1. There are no financial covenants relating to the 3.0% Senior Notes or the 4.2% Senior Notes; however, both are subject to cross-default provisions.

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorizations of the Board of Directors of

$300.0 million on December 1, 2015 and $400.0 million on November 6, 2014. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the six months ended June 30, 2020, the Company repurchased a total of 876 thousand shares at a cost of $110.3 million. During the six months ended June 30, 2019, the Company repurchased a total of 389 thousand shares at a cost of $54.7 million. As of June 30, 2020, the amount of share repurchase authorization remaining is $712.0 million.

Although the COVID-19 pandemic has impacted and may continue to impact the Company’s operating cash flows, based on management’s current expectations and currently available information, the Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements and annual dividend payments to holders of the Company’s common stock for the remainder of 2020. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. At June 30, 2020, there was no balance outstanding under the Revolving Facility and $7.1 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $792.9 million. The Company believes that additional borrowings through various financing alternatives remain available if required. However, the continuing impact of COVID-19 and the COVID-19 containment measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

Non-GAAP Disclosures

Set forth below are reconciliations of Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EPS, EBITDA and Adjusted EBITDA to the comparable measures of gross profit, operating income, net income and EPS, as determined in accordance with U.S. GAAP. We have reconciled Adjusted gross profit to Gross profit, Adjusted operating income to Operating income; Adjusted net income to Net income; Adjusted EPS to EPS; and consolidated EBITDA, segment EBITDA, Adjusted consolidated EBITDA and Adjusted segment EBITDA to Net income. The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that we do not allocate consolidated interest expense or the consolidated provision for income taxes to our segments.

EBITDA means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across our three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within our industry. Management believes that EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 11 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”

This report references organic sales, a non-GAAP measure, that refers to sales from continuing operations calculated according to U.S. GAAP but excludes (1) the impact of foreign currency translation and (2) sales from acquired or divested businesses during the first twelve months of ownership or divestiture. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping to identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long term performance difficult due to the varying nature, size and number of transactions from period to period and between the Company and its peers.

Management uses Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EPS and Adjusted EBITDA as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as restructuring expenses, a fair value inventory step-up charge and a loss on early debt redemption. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making.

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

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	Three Months Ended June 30, 2020
	FMT	HST	FSDP	IDEX
Change in net sales	(11)%	(7)%	(23)%	(13)%
- Impact from acquisitions/divestitures	10%	4%	—%	5%
- Impact from foreign currency	(1)%	(1)%	(1)%	(1)%
Change in organic net sales	(20)%	(10)%	(22)%	(17)%

	Six Months Ended June 30, 2020
	FMT	HST	FSDP	IDEX
Change in net sales	(9)%	(4)%	(15)%	(9)%
- Impact from acquisitions/divestitures	5%	4%	—%	3%
- Impact from foreign currency	(1)%	(1)%	(1)%	(1)%
Change in organic net sales	(13)%	(7)%	(14)%	(11)%

2. Reconciliations of Reported-to-Adjusted Gross Profit and Margin

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross profit	$234,800	$292,337	$506,756	$576,171
+ Fair value inventory step-up charge	4,107	—	4,107	—
Adjusted gross profit	$238,907	$292,337	$510,863	$576,171

Net Sales	$561,249	$642,099	$1,155,711	$1,264,330

Gross profit margin	41.8%	45.5%	43.8%	45.6%
Adjusted gross profit margin	42.6%	45.5%	44.2%	45.6%

3. Reconciliations of Reported-to-Adjusted Operating Income and Margin

(dollars in thousands)	Three Months Ended June 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$50,938	$48,007	$28,837	$(17,188)	$110,594
+ Restructuring expenses	1,848	1,184	641	168	3,841
+ Fair value inventory step-up charge	4,107	—	—	—	4,107
Adjusted operating income (loss)	$56,893	$49,191	$29,478	$(17,020)	$118,542

Net sales (eliminations)	$219,112	$215,668	$127,076	$(607)	$561,249

Operating margin	23.2%	22.3%	22.7%	n/m	19.7%
Adjusted operating margin	26.0%	22.8%	23.2%	n/m	21.1%

	Three Months Ended June 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$74,146	$56,763	$43,614	$(19,240)	$155,283
+ Restructuring expenses	930	330	819	47	2,126
Adjusted operating income (loss)	$75,076	$57,093	$44,433	$(19,193)	$157,409

Net sales (eliminations)	$246,189	$232,253	$164,043	$(386)	$642,099

Operating margin	30.1%	24.4%	26.6%	n/m	24.2%
Adjusted operating margin	30.5%	24.6%	27.1%	n/m	24.5%

	Six Months Ended June 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$117,709	$100,650	$66,874	$(34,698)	$250,535
+ Restructuring expenses	1,848	1,184	641	168	3,841
+ Fair value inventory step-up charge	4,107	—	—	—	4,107
Adjusted operating income (loss)	$123,664	$101,834	$67,515	$(34,530)	$258,483

Net sales (eliminations)	$445,973	$439,727	$271,400	$(1,389)	$1,155,711

Operating margin	26.4%	22.9%	24.6%	n/m	21.7%
Adjusted operating margin	27.7%	23.2%	24.9%	n/m	22.4%

	Six Months Ended June 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$146,012	$110,917	$83,942	$(37,806)	$303,065
+ Restructuring expenses	930	330	819	47	2,126
Adjusted operating income (loss)	$146,942	$111,247	$84,761	$(37,759)	$305,191

Net sales (eliminations)	$488,711	$457,543	$320,202	$(2,126)	$1,264,330

Operating margin	29.9%	24.2%	26.2%	n/m	24.0%
Adjusted operating margin	30.1%	24.3%	26.5%	n/m	24.1%

4. Reconciliations of Reported-to-Adjusted Net Income and EPS

(in thousands, except EPS)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reported net income	$70,864	$113,209	$172,862	$223,477
+ Restructuring expenses	3,841	2,126	3,841	2,126
+ Tax impact on restructuring expenses	(837)	(560)	(837)	(560)
+ Fair value inventory step-up charge	4,107	—	4,107	—
+ Tax impact on fair value inventory step-up charge	(932)	—	(932)	—
+ Loss on early debt redemption	8,421	—	8,421	—
+ Tax impact on loss on early debt redemption	(1,912)	—	(1,912)	—
Adjusted net income	$83,552	$114,775	$185,550	$225,043

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020		2019
Reported EPS	$0.93	$1.48	$2.27		$2.92
+ Restructuring expenses	0.05	0.03	0.05		0.03
+ Tax impact on restructuring expenses	(0.01)	(0.01)	(0.01)		(0.01)
+ Fair value inventory step-up charge	0.05	—	0.05		—
+ Tax impact on fair value inventory step-up charge	(0.01)	—	(0.01)		—
+ Loss on early debt redemption	0.11	—	0.11		—
+ Tax impact on loss on early debt redemption	(0.02)	—	(0.02)		—
Adjusted EPS	$1.10	$1.50	$2.44	2.44	$2.94

Diluted weighted average shares	75,937	76,387	76,198		76,334

5. Reconciliations of EBITDA to Net Income

(dollars in thousands)	Three Months Ended June 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$50,938	$48,007	$28,837	$(17,188)	$110,594
- Other (income) expense - net	(82)	472	123	5,947	6,460
+ Depreciation and amortization	6,809	9,917	3,796	104	20,626
EBITDA	57,829	57,452	32,510	(23,031)	124,760
- Interest expense					12,439
- Provision for income taxes					20,831
- Depreciation and amortization					20,626
Net income					$70,864

Net sales (eliminations)	$219,112	$215,668	$127,076	$(607)	$561,249
Operating margin	23.2%	22.3%	22.7%	n/m	19.7%
EBITDA margin	26.4%	26.6%	25.6%	n/m	22.2%

	Three Months Ended June 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$74,146	$56,763	$43,614	$(19,240)	$155,283
- Other (income) expense - net	239	80	(140)	(557)	(378)
+ Depreciation and amortization	5,640	9,635	3,717	172	19,164
EBITDA	79,547	66,318	47,471	(18,511)	174,825
- Interest expense					11,011
- Provision for income taxes					31,441
- Depreciation and amortization					19,164
Net income					$113,209

Net sales (eliminations)	$246,189	$232,253	$164,043	$(386)	$642,099
Operating margin	30.1%	24.4%	26.6%	n/m	24.2%
EBITDA margin	32.3%	28.6%	28.9%	n/m	27.2%

	Six Months Ended June 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$117,709	$100,650	$66,874	$(34,698)	$250,535
- Other (income) expense - net	684	(59)	(192)	7,592	8,025
+ Depreciation and amortization	12,207	20,576	7,555	285	40,623
EBITDA	129,232	121,285	74,621	(42,005)	283,133
- Interest expense					23,316
- Provision for income taxes					46,332
- Depreciation and amortization					40,623
Net income					$172,862

Net sales (eliminations)	$445,973	$439,727	$271,400	$(1,389)	$1,155,711
Operating margin	26.4%	22.9%	24.6%	n/m	21.7%
EBITDA margin	29.0%	27.6%	27.5%	n/m	24.5%

	Six Months Ended June 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$146,012	$110,917	$83,942	$(37,806)	$303,065
- Other (income) expense - net	317	364	365	(1,564)	(518)
+ Depreciation and amortization	11,146	19,142	7,179	356	37,823
EBITDA	156,841	129,695	90,756	(35,886)	341,406
- Interest expense					21,932
- Provision for income taxes					58,174
- Depreciation and amortization					37,823
Net income					$223,477

Net sales (eliminations)	$488,711	$457,543	$320,202	$(2,126)	$1,264,330
Operating margin	29.9%	24.2%	26.2%	n/m	24.0%
EBITDA margin	32.1%	28.3%	28.3%	n/m	27.0%

6. Reconciliations of EBITDA to Adjusted EBITDA

(dollars in thousands)	Three Months Ended June 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$57,829	$57,452	$32,510	$(23,031)	$124,760
+ Restructuring expenses	1,848	1,184	641	168	3,841
+ Fair value inventory step-up charge	4,107	—	—	—	4,107
+ Loss on early debt redemption	—	—	—	8,421	8,421
Adjusted EBITDA	$63,784	$58,636	$33,151	$(14,442)	$141,129

Adjusted EBITDA margin	29.1%	27.2%	26.1%	n/m	25.1%

	Three Months Ended June 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$79,547	$66,318	$47,471	$(18,511)	$174,825
+ Restructuring expenses	930	330	819	47	2,126
Adjusted EBITDA	$80,477	$66,648	$48,290	$(18,464)	$176,951

Adjusted EBITDA margin	32.7%	28.7%	29.4%	n/m	27.6%

	Six Months Ended June 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$129,232	$121,285	$74,621	$(42,005)	$283,133
+ Restructuring expenses	1,848	1,184	641	168	3,841
+ Fair value inventory step-up charge	4,107	—	—	—	4,107
+ Loss on early debt redemption	—	—	—	8,421	8,421
Adjusted EBITDA	$135,187	$122,469	$75,262	$(33,416)	$299,502

Adjusted EBITDA margin	30.3%	27.9%	27.7%	n/m	25.9%

	Six Months Ended June 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$156,841	$129,695	$90,756	$(35,886)	$341,406
+ Restructuring expenses	930	330	819	47	2,126
Adjusted EBITDA	$157,771	$130,025	$91,575	$(35,839)	$343,532

Adjusted EBITDA margin	32.3%	28.4%	28.6%	n/m	27.2%

(1) EBITDA, a non-GAAP financial measure, is reconciled to net income, its most directly comparable GAAP financial measure, immediately above in Item 5.

7. Reconciliations of Cash Flows from Operating Activities to Free Cash Flow

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash flows from operating activities	$169,453	$131,175	$254,213	$219,838
- Capital expenditures	8,323	12,867	21,085	25,742
Free cash flow	$161,130	$118,308	$233,128	$194,096

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of June 30, 2020, the Company did not have any derivative instruments outstanding.

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

Interest Rate Fluctuation

The Company does not have significant interest rate exposure due to all of the $1,044.7 million of debt outstanding as of June 30, 2020 being fixed rate debt.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of June 30, 2020, that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are party to legal proceedings as described in Note 20 in Part I, Item 1, “Legal Proceedings,” and such disclosure is incorporated by reference into this Item 1, “Legal Proceedings.” In addition, the Company and six of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third party suppliers and were not manufactured by the Company or any of the defendant subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance, subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover these settlements and legal costs, or how insurers may respond to claims that are tendered to them. Claims have been filed in jurisdictions throughout the United States and the United Kingdom. Most of the claims resolved to date have been dismissed without payment. The balance of the claims have been settled for various immaterial amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

        In light of current global economic events and conditions experienced during the six months ended June 30, 2020, the following factors are present risks to the Company. Aside from these risk factors, there have been no changes to the Company’s risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2019 that have a material impact on our condensed consolidated financial statements.

        Our business, results of operations and financial condition have been and may continue to be materially adversely impacted by the recent coronavirus (COVID-19) outbreak.

        The outbreak of the novel coronavirus (COVID-19) has been a rapidly developing situation around the globe that has negatively impacted and could continue to negatively impact the global economy. Our operating results are subject to fluctuations based on general economic conditions and have been adversely affected by the worsening general economic conditions. The extent to which COVID-19 continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak and business closures or business disruptions for our Company, our suppliers and our customers.
        Continuing deterioration in economic conditions has materially reduced, and could continue to reduce, the Company’s sales and profitability. Any bankruptcy or financial distress of our customers due to deterioration in economic conditions could result in reduced sales and decreased collectability of accounts receivable which would negatively impact our results of operations. Based on currently available information and management’s current expectations, we believe the Company’s organic sales will be down approximately 12 to 17 percent in the third quarter of 2020. The COVID-19 outbreak could also have a material impact on our ability to get the raw materials, parts and components we need to manufacture our products as our suppliers face disruptions in their businesses, closures or bankruptcy as a result of the COVID-19 outbreak. We depend greatly on our suppliers for items that are essential to the manufacturing of our products. Although we have not experienced material supply chain disruptions to date, if our suppliers fail to meet our manufacturing needs in the future, it would delay our production and our product shipments to customers and negatively affect our operations.
        U.S and international government responses to the COVID-19 outbreak have included “shelter in place”, “stay at home” and similar types of orders. These orders exempt certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. Although the Company’s operations are currently considered essential and exempt, the government lockdown mandates forced us to temporarily close some facilities, although these facilities have since reopened. If any of the applicable exemptions are curtailed or revoked in the future, that would adversely impact our business, operating results and financial condition. Furthermore, to the extent these exemptions do not extend to our key suppliers and customers, this would also adversely impact our business, operating results and financial condition. We have also implemented work-from-home policies for certain “non-essential” employees, which could negatively impact productivity, disrupt conduct of our business in the ordinary course and delay our production timelines.
        Due to the large remote workforce populations, we may also face informational technology infrastructure and connectivity issues from the vendors that we rely on for certain information technologies to administer, store and support the

Company’s multiple business activities. IDEX is heavily dependent on the availability and support of our technology landscape, several of which are provided by external third party service providers (e.g., Microsoft, AT&T and Verizon). Although we have not suffered any disruptions to date, any future disruptions in their operations could also negatively impact our business, operating results and financial condition.
        To the extent the COVID-19 outbreak continues to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our international operations, our ability to develop new products, our ability to execute on our growth strategy of acquisitions, our dependency on raw materials, parts and components, the effects on movements in foreign currency exchange rates on our company, the effects on our company that result from declines in commodity prices and our reliance on labor availability to operate and grow our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2020 to April 30, 2020	—	$—	—	$713,435,602
May 1, 2020 to May 31, 2020	—	—	—	713,435,602
June 1, 2020 to June 30, 2020	9,600	149.44	9,600	712,001,005
Total	9,600	$149.44	9,600	$712,001,005

(1)On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorizations of the Board of Directors of $300.0 million on December 1, 2015 and $400.0 million on November 6, 2014. These authorizations have no expiration date.

Item 6. Exhibits.

Exhibit Number	Description

4.1
Third Supplemental Indenture, dated as of April 29, 2020, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX Corporation on Form 8-K filed April 29, 2020, Commission File No. 1-10235).

4.2	Form of 3.0% Senior Note due 2030 (included as Exhibit A in Exhibit 4.1 hereto).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*101	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Comprehensive Income, (v) the Condensed Consolidated Statements of Shareholders’ Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: July 24, 2020