Form 10-Q
period 2020-09-30
IDEX CORP /DE/
filed 2020-10-28
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission file number 1-10235
IDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number: (847) 498-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of October 23, 2020: 75,705,784.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$877,758	$632,581
Receivables, less allowance for doubtful accounts of $6,089 at September 30, 2020 and $6,347 at December 31, 2019	275,432	298,186
Inventories	302,410	293,467
Other current assets	65,152	37,211
Total current assets	1,520,752	1,261,445
Property, plant and equipment - net	293,304	280,316
Goodwill	1,863,577	1,779,745
Intangible assets - net	417,080	388,031
Other noncurrent assets	130,882	104,375
Total assets	$4,225,595	$3,813,912
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$134,782	$138,463
Accrued expenses	236,937	180,290
Short-term borrowings	150	388
Dividends payable	37,830	38,736
Total current liabilities	409,699	357,877
Long-term borrowings	1,044,112	848,864
Deferred income taxes	151,924	146,574
Other noncurrent liabilities	223,331	197,368
Total liabilities	1,829,066	1,550,683
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 89,919,727 shares at September 30, 2020 and 89,948,374 shares at December 31, 2019	899	899
Additional paid-in capital	778,469	760,453
Retained earnings	2,778,130	2,615,131
Treasury stock at cost: 14,260,042 shares at September 30, 2020 and 13,860,340 shares at December 31, 2019	(1,079,720)	(985,909)
Accumulated other comprehensive income (loss)	(81,249)	(127,345)
Total shareholders’ equity	2,396,529	2,263,229
Total liabilities and shareholders’ equity	$4,225,595	$3,813,912
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$581,113	$624,246	$1,736,824	$1,888,576
Cost of sales	329,613	342,268	978,568	1,030,427
Gross profit	251,500	281,978	758,256	858,149
Selling, general and administrative expenses	117,370	128,257	369,750	399,237
Restructuring expenses	2,917	11,956	6,758	14,082
Operating income	131,213	141,765	381,748	444,830
Other (income) expense - net	(704)	1,219	7,321	701
Interest expense	10,642	11,330	33,958	33,262
Income before income taxes	121,275	129,216	340,469	410,867
Provision for income taxes	17,427	24,022	63,759	82,196
Net income	$103,848	$105,194	$276,710	$328,671

Basic earnings per common share	$1.38	$1.39	$3.66	$4.34
Diluted earnings per common share	$1.37	$1.37	$3.64	$4.30

Share data:
Basic weighted average common shares outstanding	75,352	75,698	75,423	75,532
Diluted weighted average common shares outstanding	75,960	76,577	76,119	76,415
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$103,848	$105,194	$276,710	$328,671
Other comprehensive income (loss):
Reclassification adjustments for derivatives, net of tax	672	1,210	3,982	3,661
Pension and other postretirement adjustments, net of tax	291	1,663	1,956	4,181
Cumulative translation adjustment	47,343	(37,825)	40,158	(38,478)
Other comprehensive income (loss)	48,306	(34,952)	46,096	(30,636)
Comprehensive income	$152,154	$70,242	$322,806	$298,035
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2019	$761,352	$2,615,131	$(94,353)	$(25,809)	$(7,183)	$(985,909)	$2,263,229
Net income	—	101,998	—	—	—	—	101,998
Cumulative translation adjustment	—	—	(26,456)	—	—	—	(26,456)
Net change in retirement obligations (net of tax of $578)	—	—	—	2,296	—	—	2,296
Net change on derivatives designated as cash flow hedges (net of tax of $351)	—	—	—	—	1,194	—	1,194
Issuance of 131,757 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $3,061)	—	—	—	—	—	2,089	2,089
Repurchase of 866,823 shares of common stock	—	—	—	—	—	(108,907)	(108,907)
Shares surrendered for tax withholding	—	—	—	—	—	(12,119)	(12,119)
Share-based compensation	6,463	—	—	—	—	—	6,463
Balance, March 31, 2020	$767,815	$2,717,129	$(120,809)	$(23,513)	$(5,989)	$(1,104,846)	$2,229,787
Net income	—	70,864	—	—	—	—	70,864
Cumulative translation adjustment	—	—	19,271	—	—	—	19,271
Net change in retirement obligations (net of tax of $62)	—	—	—	(631)	—	—	(631)
Net change on derivatives designated as cash flow hedges (net of tax of $623)	—	—	—	—	2,116	—	2,116
Issuance of 145,263 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $594)	—	—	—	—	—	11,022	11,022
Repurchase of 9,600 shares of common stock	—	—	—	—	—	(1,435)	(1,435)
Shares surrendered for tax withholding	—	—	—	—	—	(29)	(29)
Share-based compensation	5,753	—	—	—	—	—	5,753
Cash dividends declared - $1.00 per common share outstanding	—	(75,681)	—	—	—	—	(75,681)
Balance, June 30, 2020	$773,568	$2,712,312	$(101,538)	$(24,144)	$(3,873)	$(1,095,288)	$2,261,037
Net income	—	103,848	—	—	—	—	103,848
Cumulative translation adjustment	—	—	47,343	—	—	—	47,343
Net change in retirement obligations (net of tax of $171)	—	—	—	291	—	—	291
Net change on derivatives designated as cash flow hedges (net of tax of $197)	—	—	—	—	672	—	672
Issuance of 191,432 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $837)	—	—	—	—	—	15,618	15,618
Shares surrendered for tax withholding	—	—	—	—	—	(50)	(50)
Share-based compensation	5,800	—	—	—	—	—	5,800
Cash dividends declared - $0.50 per common share outstanding	—	(38,030)	—	—	—	—	(38,030)
Balance, September 30, 2020	$779,368	$2,778,130	$(54,195)	$(23,853)	$(3,201)	$(1,079,720)	$2,396,529

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

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$276,710	$328,671
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	85	9,680
Depreciation and amortization	30,851	29,599
Amortization of intangible assets	31,123	27,747
Amortization of debt issuance expenses	1,351	1,013
Share-based compensation expense	21,155	20,620
Deferred income taxes	1,323	11,528
Non-cash interest expense associated with forward starting swaps	5,153	4,737
Changes in (net of the effect from acquisitions):
Receivables	33,291	(2,071)
Inventories	17,920	(16,987)
Other current assets	(27,655)	(19,186)
Trade accounts payable	(11,496)	2,807
Accrued expenses	24,333	(23,222)
Other - net	3,755	1,966
Net cash flows provided by operating activities	407,899	376,902
Cash flows from investing activities
Purchases of property, plant and equipment	(39,438)	(36,773)
Acquisition of businesses, net of cash acquired	(118,159)	(87,180)
Proceeds from disposal of fixed assets	2,230	957
Other - net	(238)	407
Net cash flows used in investing activities	(155,605)	(122,589)
Cash flows from financing activities
Borrowings under revolving credit facilities	150,000	—
Proceeds from issuance of 3.0% Senior Notes	499,100	—
Payment of 4.5% Senior Notes	(300,000)	—
Payments under revolving credit facilities	(150,000)	—
Payments under other long-term borrowings	(352)	(49,923)
Payment of make-whole redemption premium	(6,756)	—
Debt issuance costs	(4,741)	—
Dividends paid	(114,248)	(109,227)
Proceeds from stock option exercises	28,729	35,595
Repurchases of common stock	(110,342)	(54,668)
Shares surrendered for tax withholding	(12,198)	(12,583)
Other - net	—	(1,865)
Net cash flows used in financing activities	(20,808)	(192,671)
Effect of exchange rate changes on cash and cash equivalents	13,691	(12,064)
Net increase in cash	245,177	49,578
Cash and cash equivalents at beginning of year	632,581	466,407
Cash and cash equivalents at end of period	$877,758	$515,985

Supplemental cash flow information
Cash paid for:
Interest	$16,415	$18,832
Income taxes	66,268	84,326
Significant non-cash activities:
Debt acquired with acquisition of business	$—	$51,130

See Notes to Condensed Consolidated Financial Statements

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire year.

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

The Company incurred acquisition-related transaction costs of $1.3 million and $0.6 million in the three months ended September 30, 2020 and 2019, respectively, and $3.1 million and $1.3 million in the nine months ended September 30, 2020 and 2019, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also incurred a $4.1 million fair value inventory step-up charge associated with the completed 2020 acquisition of Flow Management Devices, LLC (“Flow MD”) described below in the nine months ended September 30, 2020 and a $3.3 million fair value inventory step-up charge associated with the completed 2019 acquisition of Velcora Holding AB (“Velcora”) described below in the three and nine months ended September 30, 2019. These charges were recorded in Cost of sales.

2020 Acquisition

On February 28, 2020, the Company acquired the stock of Flow MD, a privately held provider of flow measurement systems that ensure custody transfer accuracy in the oil and gas industry. Flow MD engineers and manufactures small volume provers. Headquartered in Phoenix, AZ, with operations in Houston, TX and Pittsburgh, PA, Flow MD operates in our Energy group within the Fluid & Metering Technologies segment. Flow MD was acquired for cash consideration of $118.2 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $61.7 million and $53.0 million, respectively. The goodwill is deductible for tax purposes.

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In thousands)	Total
Current assets, net of cash acquired	$32,980
Property, plant and equipment	4,230
Goodwill	61,739
Intangible assets	53,000
Other noncurrent assets	1,344
Total assets acquired	153,293
Current liabilities	(35,554)
Deferred income taxes	749
Other noncurrent liabilities	(329)
Net assets acquired(1)	$118,159

(1) During the third quarter of 2020, the Company finalized the purchase price of the Flow MD business, resulting in a $2.7 million adjustment to the purchase price.

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

2019 Acquisition

On July 18, 2019, the Company acquired the stock of Velcora and its operating subsidiaries, Roplan and Steridose. Roplan is a global manufacturer of custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment. Steridose develops engineered hygienic mixers and valves for the global biopharmaceutical industry. Both companies are headquartered in Sweden but also have operations in China, the United Kingdom and the United States. Roplan and Steridose operate in our Health & Science Technologies segment. Velcora was acquired for cash consideration of $87.2 million and the assumption of $51.1 million of debt. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $86.6 million and $48.2 million, respectively. The goodwill is not deductible for tax purposes.

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

3.    Joint Venture

On May 12, 2020, a subsidiary of IDEX entered into a joint venture agreement with a third party to form a limited liability company (the “Joint Venture”) that will manufacture and sell high performance elastomer seals for the oil and gas industry to customers within the Kingdom of Saudi Arabia as well as export these high performance elastomer seals outside of the Kingdom of Saudi Arabia. The Joint Venture will be headquartered in Damman, Saudi Arabia and will operate in our Sealing Solutions platform within the Health & Science Technologies segment. IDEX will contribute $0.6 million and will own 55% of the share capital while the third party partner will contribute $0.5 million and will own 45% of the share capital. As of September 30, 2020, the Joint Venture had not yet been funded or begun its operations. Since we will control the entity, we expect to consolidate the Joint Venture and record a noncontrolling interest in our financial statements once funding occurs and operations begin, both of which are currently expected to occur during the fourth quarter of 2020.

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

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales
Fluid & Metering Technologies
External customers	$220,553	$240,758	$666,187	$729,205
Intersegment sales	194	103	533	367
Total segment sales	220,747	240,861	666,720	729,572
Health & Science Technologies
External customers	219,671	228,988	658,361	685,848
Intersegment sales	707	622	1,744	1,305
Total segment sales	220,378	229,610	660,105	687,153
Fire & Safety/Diversified Products
External customers	140,889	154,500	412,276	473,523
Intersegment sales	7	43	20	1,222
Total segment sales	140,896	154,543	412,296	474,745
Intersegment elimination	(908)	(768)	(2,297)	(2,894)
Total net sales	$581,113	$624,246	$1,736,824	$1,888,576
Operating income
Fluid & Metering Technologies	$58,402	$77,481	$176,111	$223,493
Health & Science Technologies	49,912	40,170	150,562	151,087
Fire & Safety/Diversified Products	37,103	41,967	103,977	125,909
Corporate office	(14,204)	(17,853)	(48,902)	(55,659)
Total operating income	131,213	141,765	381,748	444,830
Interest expense	10,642	11,330	33,958	33,262
Other (income) expense - net	(704)	1,219	7,321	701
Income before income taxes	$121,275	$129,216	$340,469	$410,867

	September 30, 2020	December 31, 2019
Assets
Fluid & Metering Technologies	$1,327,303	$1,150,712
Health & Science Technologies	1,535,745	1,507,108
Fire & Safety/Diversified Products	838,747	825,398
Corporate office	523,800	330,694
Total assets	$4,225,595	$3,813,912

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

Revenue by reporting unit for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Energy	$56,155	$42,876	$150,483	$122,882
Valves	26,901	30,764	78,822	89,955
Water	59,822	62,611	172,888	188,891
Pumps	59,585	84,936	201,970	260,321
Agriculture	18,284	19,674	62,557	67,523
Intersegment elimination	(194)	(103)	(533)	(367)
Fluid & Metering Technologies	220,553	240,758	666,187	729,205
Scientific Fluidics & Optics	100,569	108,869	313,275	325,731
Sealing Solutions	50,726	51,389	151,257	148,326
Gast	32,173	32,699	87,558	104,007
Micropump	7,273	8,273	22,260	25,299
Material Processing Technologies	29,637	28,380	85,755	83,790
Intersegment elimination	(707)	(622)	(1,744)	(1,305)
Health & Science Technologies	219,671	228,988	658,361	685,848
Fire & Safety	94,065	100,389	280,428	303,094
BAND-IT	22,692	26,087	64,228	81,757
Dispensing	24,139	28,067	67,640	89,894
Intersegment elimination	(7)	(43)	(20)	(1,222)
Fire & Safety/Diversified Products	140,889	154,500	412,276	473,523
Total net sales	$581,113	$624,246	$1,736,824	$1,888,576

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Revenue by geographical region for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30, 2020
	FMT	HST	FSDP	IDEX
U.S.	$122,352	$98,943	$65,369	$286,664
North America, excluding U.S.	13,706	5,417	5,680	24,803
Europe	43,855	59,509	37,437	140,801
Asia	26,010	52,197	25,378	103,585
Other (1)	14,824	4,312	7,032	26,168
Intersegment elimination	(194)	(707)	(7)	(908)
Total net sales	$220,553	$219,671	$140,889	$581,113

	Three Months Ended September 30, 2019
	FMT	HST	FSDP	IDEX
U.S.	$133,710	$103,891	$74,306	$311,907
North America, excluding U.S.	13,652	5,450	6,726	25,828
Europe	46,830	65,339	38,078	150,247
Asia	30,182	51,378	26,317	107,877
Other (1)	16,487	3,552	9,116	29,155
Intersegment elimination	(103)	(622)	(43)	(768)
Total net sales	$240,758	$228,988	$154,500	$624,246

	Nine Months Ended September 30, 2020
	FMT	HST	FSDP	IDEX
U.S.	$384,429	$288,042	$203,940	$876,411
North America, excluding U.S.	38,741	15,911	16,980	71,632
Europe	127,906	182,596	108,683	419,185
Asia	77,144	161,342	63,500	301,986
Other (1)	38,500	12,214	19,193	69,907
Intersegment elimination	(533)	(1,744)	(20)	(2,297)
Total net sales	$666,187	$658,361	$412,276	$1,736,824

	Nine Months Ended September 30, 2019
	FMT	HST	FSDP	IDEX
U.S.	$411,645	$309,135	$227,881	$948,661
North America, excluding U.S.	41,337	15,839	19,124	76,300
Europe	134,403	200,509	124,953	459,865
Asia	94,452	149,939	76,621	321,012
Other (1)	47,735	11,731	26,166	85,632
Intersegment elimination	(367)	(1,305)	(1,222)	(2,894)
Total net sales	$729,205	$685,848	$473,523	$1,888,576

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

The composition of Customer receivables was as follows:

	September 30, 2020	December 31, 2019
Billed receivables	$266,074	$286,196
Unbilled receivables	10,385	11,922
Total customer receivables	$276,459	$298,118

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

The composition of Deferred revenue was as follows:

	September 30, 2020	December 31, 2019
Deferred revenue - current	$41,840	$17,633
Deferred revenue - noncurrent	5,100	2,129
Total deferred revenue	$46,940	$19,762

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

Revenue from products and services transferred to customers at a point in time approximated 95% of total revenues in both the three and nine months ended September 30, 2020 and 2019. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Revenue from products and services transferred to customers over time approximated 5% of total revenues in both the three and nine months ended September 30, 2020 and 2019. Revenue earned by certain business units within the Water, Energy, Material Processing Technologies (“MPT”) and Dispensing reporting units is recognized over time because control transfers continuously to our customers. When accounting for over-time contracts, we use an input measure to determine the extent of progress towards completion of the performance obligation. For certain business units within the Water, Energy and MPT reporting units, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method). We believe this measure of progress best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. Contract costs include labor, material and overhead. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. For certain business units within the Energy and Dispensing reporting units, revenue is recognized ratably over the contract term.

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

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	75,352	75,698	75,423	75,532
Dilutive effect of stock options, restricted stock and performance share units	608	879	696	883
Diluted weighted average common shares outstanding	75,960	76,577	76,119	76,415

Options to purchase approximately 0.3 million shares of common stock for each of the three months ended September 30, 2020 and 2019, and 0.6 million shares of common stock for each of the nine months ended September 30, 2020 and 2019, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.

7.    Inventories

The components of inventories as of September 30, 2020 and December 31, 2019 were:

	September 30, 2020	December 31, 2019
Raw materials and component parts	$187,244	$182,382
Work in process	30,093	28,761
Finished goods	85,073	82,324
Total inventories	$302,410	$293,467

Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and factory overhead, is determined on a first in, first out basis.

8.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2020, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$599,646	$981,592	$399,138	$1,980,376
Accumulated goodwill impairment losses	(20,721)	(149,820)	(30,090)	(200,631)
Balance at December 31, 2019	578,925	831,772	369,048	1,779,745
Foreign currency translation	4,726	9,832	5,737	20,295
Acquisitions	61,739	—	—	61,739
Acquisition adjustments	—	1,798	—	1,798
Balance at September 30, 2020	$645,390	$843,402	$374,785	$1,863,577

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first nine months of 2020, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of our annual impairment test at October 31, 2019, all reporting units had fair values in excess of their carrying values.

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2020 and December 31, 2019:

	At September 30, 2020				At December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$2,865	$(1,668)	$1,197	10	$6,678	$(5,276)	$1,402
Trade names	128,393	(69,568)	58,825	16	123,062	(64,938)	58,124
Customer relationships	313,977	(115,815)	198,162	13	275,575	(96,252)	179,323
Unpatented technology	119,233	(51,307)	67,926	13	101,721	(43,561)	58,160
Other	700	(630)	70	10	700	(578)	122
Total amortized intangible assets	565,168	(238,988)	326,180		507,736	(210,605)	297,131
Indefinite-lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$656,068	$(238,988)	$417,080		$598,636	$(210,605)	$388,031

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. In the first nine months of 2020, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.

In the first nine months of 2020, the outbreak of the novel coronavirus (“COVID-19”) resulted in government lockdown mandates globally that forced us to both reduce hours and temporarily close some facilities. These events required that an interim impairment test be performed on the definite-lived intangible assets at one of the Company’s businesses. The impairment test did not result in an impairment charge.

In the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the HST segment. Prior to making a final decision on the options that were presented for this business, the business was informed in the third quarter of 2019 of the loss of its largest customer. As a result, the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time. This event required an interim impairment test be performed on certain of its definite-lived intangible assets, which resulted in an impairment charge of $7.1 million, consisting of $6.1 million related to customer relationships and $1.0 million related to unpatented technology. This charge was recorded as Restructuring expense in the three and nine months ended September 30, 2019. See Note 15 for further discussion.

Amortization of intangible assets was $11.1 million and $31.1 million for the three and nine months ended September 30, 2020, respectively. Amortization of intangible assets was $9.7 million and $27.7 million for the three and nine months ended September 30, 2019, respectively. Based on the intangible asset balances as of September 30, 2020, amortization expense is expected to approximate $10.8 million for the remaining three months of 2020, $42.2 million in 2021, $40.3 million in 2022, $37.6 million in 2023 and $35.8 million in 2024.

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
9.    Accrued Expenses

The components of accrued expenses as of September 30, 2020 and December 31, 2019 were:

	September 30, 2020	December 31, 2019
Payroll and related items	$75,658	$77,556
Management incentive compensation	10,945	14,408
Income taxes payable	31,279	9,905
Insurance	11,955	8,240
Warranty	7,082	5,581
Deferred revenue	41,840	17,633
Lease liability	15,896	15,235
Restructuring	4,026	6,110
Liability for uncertain tax positions	—	890
Accrued interest	12,774	1,735
Contingent consideration for acquisition	—	3,375
Other	25,482	19,622
Total accrued expenses	$236,937	$180,290

10.    Other Noncurrent Liabilities

The components of other noncurrent liabilities as of September 30, 2020 and December 31, 2019 were:

	September 30, 2020	December 31, 2019
Pension and retiree medical obligations	$86,325	$87,478
Transition tax payable	14,208	11,292
Liability for uncertain tax positions	1,071	3,008
Deferred revenue	5,100	2,129
Lease liability	93,507	69,928
Other	23,120	23,533
Total other noncurrent liabilities	$223,331	$197,368

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
11.    Borrowings

Borrowings at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Revolving Facility	$—	$—
4.50% Senior Notes, due December 2020	—	300,000
4.20% Senior Notes, due December 2021	350,000	350,000
3.20% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
3.00% Senior Notes, due May 2030	500,000	—
Other borrowings	275	622
Total borrowings	1,050,275	850,622
Less current portion	150	388
Less deferred debt issuance costs	5,019	983
Less unaccreted debt discount	994	387
Total long-term borrowings	$1,044,112	$848,864

On April 29, 2020, the Company completed a public offering of $500.0 million in aggregate principal amount of 3.0% Senior Notes due 2030 (the “3.0% Senior Notes”). The net proceeds from the offering were approximately $494.4 million, after deducting the issuance discount of $0.9 million, the underwriting commission of $3.3 million and offering expenses of $1.4 million. The net proceeds were used to redeem and repay the $300.0 million aggregate principal amount outstanding of its 4.5% Senior Notes due December 15, 2020 and the related accrued interest and a make-whole redemption premium, with the balance used for general corporate purposes. The 3.0% Senior Notes bear interest at a rate of 3.0% per annum, which is payable semi-annually in arrears on May 1 and November 1 of each year. The 3.0% Senior Notes mature on May 1, 2030.

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

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. Such applicable margin is based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio and can range from 0.00% to 1.275%. Based on the Company’s leverage ratio at September 30, 2020, the applicable margin was 1.00% resulting in a weighted average interest rate of 1.23% for the nine months ended September 30, 2020. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months.

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

At September 30, 2020, there was no balance outstanding under the Revolving Facility and $7.0 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at September 30, 2020 of approximately $793.0 million.

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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes: a minimum interest coverage ratio of 3.00 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”). In the case of the leverage ratio under the Revolving Facility, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At September 30, 2020, the Company was in compliance with both of these financial covenants. There are no financial covenants relating to the 3.0% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions.

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

The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized in net income during the period of change. See Note 16 for the amount of loss reclassified into net income for interest rate contracts for the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020, the Company did not have any interest rate contracts outstanding.

In 2010 and 2011, the Company entered into two separate forward starting interest rate exchange agreements in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year terms of the respective debt instruments. Approximately $3.4 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity at September 30, 2020 related to the 4.2% Senior Notes will be recognized in net income over the next 12 months as the underlying hedged transaction is realized. In conjunction with the early redemption of the 4.5% Senior Notes on May 27, 2020, the Company accelerated the recognition of the remaining $1.4 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity related to the 4.5% Senior Notes and recorded such as Other (income) expense - net during the nine months ended September 30, 2020 in the Condensed Consolidated Statements of Operations.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at September 30, 2020 and December 31, 2019:

	Basis of Fair Value Measurements
	Balance at September 30, 2020	Level 1	Level 2	Level 3
Available for sale securities	$12,136	$12,136	$—	$—

	Basis of Fair Value Measurements
	Balance at December 31, 2019	Level 1	Level 2	Level 3
Available for sale securities	$10,462	$10,462	$—	$—
Contingent consideration	3,375	—	—	3,375

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2020 or the year ended December 31, 2019.

As of December 31, 2019, the Company utilized a Monte Carlo simulation to determine the fair value of the contingent consideration associated with the acquisition of Finger Lakes Instrumentation as of the acquisition date. In March 2020, the Company and the seller reached an agreement to settle the contingency for $3.0 million, which was paid in April 2020.
The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short term nature of these instruments. At September 30, 2020, the fair value of the outstanding indebtedness under our 3.0% Senior Notes, 3.2% Senior Notes, 3.37% Senior Notes, 4.2% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,136.3 million compared to the carrying value of $1,049.3 million. At December 31, 2019, the fair value of the outstanding indebtedness under our 3.2% Senior Notes, 3.37% Senior Notes, 4.5% Senior Notes, 4.2% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $876.0 million compared to the carrying value of $850.2 million. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to ours.

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

Supplemental balance sheet information related to leases as of September 30, 2020 and December 31, 2019 was as follows:

	Balance Sheet Caption	September 30, 2020	December 31, 2019
Operating leases:
Building right-of-use assets - net	Other noncurrent assets	$100,904	$75,381
Equipment right-of-use assets - net	Other noncurrent assets	5,431	6,993
Total right-of-use assets - net		$106,335	$82,374
Operating leases:
Current lease liabilities	Accrued expenses	$15,896	$15,235
Noncurrent lease liabilities	Other noncurrent liabilities	93,507	69,928
Total lease liabilities		$109,403	$85,163

In the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the HST segment. Prior to making a final decision on the options that were presented for this business, the business was informed in the third quarter of 2019 of the loss of its largest customer. As a result, the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time. This event required an interim impairment test be performed on its long-lived assets, which resulted in an impairment charge of $0.6 million related to its building right-of-use asset. This charge was recorded as Restructuring expense in the Condensed Consolidated Statements of Operations. See Note 15 for further discussion.

The components of lease cost for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost (1)	$7,349	$4,817	$19,663	$16,387
Variable lease cost	426	436	1,380	1,654
Total lease expense	$7,775	$5,253	$21,043	$18,041

(1) Includes short-term leases.

Supplemental cash flow information related to leases for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$19,198	$15,813
Right-of-use assets obtained in exchange for new operating lease liabilities	36,707	6,899

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Other supplemental information related to leases as of September 30, 2020 and December 31, 2019 was as follows:

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases - building and equipment	9.65	9.61
Operating leases - vehicles	2.01	1.92
Weighted-average discount rate:
Operating leases - building and equipment	3.57%	4.08%
Operating leases - vehicles	2.51%	2.99%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at September 30, 2020 have scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases (1)
2020 (excluding the nine months ended September 30, 2020)	$5,080
2021	18,593
2022	15,863
2023	13,195
2024	11,289
Thereafter	67,451
Total lease payments	131,471
Less: Imputed interest	(22,068)
Present value of lease liabilities	$109,403

(1) Excludes $0.2 million of legally binding minimum lease payments for leases signed but not yet commenced.

Total lease liabilities at December 31, 2019 had scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2020	$18,449
2021	15,070
2022	10,647
2023	8,894
2024	7,037
Thereafter	44,284
Total lease payments	104,381
Less: Imputed interest	(19,218)
Present value of lease liabilities	$85,163

15.    Restructuring

During the year ended December 31, 2019 and the three and nine months ended September 30, 2020, the Company recorded accruals for restructuring costs incurred to facilitate long-term, sustainable growth through cost reduction actions, consisting of employee reductions and facility rationalization. Restructuring costs include severance benefits, exit costs and asset impairment charges and are included in Restructuring expenses in the Condensed Consolidated Statements of Operations. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services,

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs.

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

Pre-tax restructuring expenses by segment for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, 2020
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$500	$—	$85	$585
Health & Science Technologies	978	—	—	978
Fire & Safety/Diversified Products	1,249	—	—	1,249
Corporate/Other	105	—	—	105
Total restructuring costs	$2,832	$—	$85	$2,917

	Three Months Ended September 30, 2019
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$—	$—	$—	$—
Health & Science Technologies	1,164	352	9,680	11,196
Fire & Safety/Diversified Products	104	—	—	104
Corporate/Other	656	—	—	656
Total restructuring costs	$1,924	$352	$9,680	$11,956

	Nine Months Ended September 30, 2020
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$2,348	$—	$85	$2,433
Health & Science Technologies	2,162	—	—	2,162
Fire & Safety/Diversified Products	1,890	—	—	1,890
Corporate/Other	273	—	—	273
Total restructuring costs	$6,673	$—	$85	$6,758

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

Restructuring accruals of $4.0 million and $6.1 million at September 30, 2020 and December 31, 2019, respectively, are reflected in Accrued expenses on the Condensed Consolidated Balance Sheets. Severance benefits are expected to be paid by the end of the year using cash from operations. The changes in the restructuring accrual for the nine months ended September 30, 2020 are as follows:

Restructuring
Balance at January 1, 2020	$6,110
Restructuring expenses	6,758
Payments, utilization and other	(8,842)
Balance at September 30, 2020	$4,026

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
16.    Other Comprehensive Income (Loss)

The components of Other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$47,343	$—	$47,343	$(37,825)	$—	$(37,825)
Pension and other postretirement adjustments	462	(171)	291	2,188	(525)	1,663
Reclassification adjustments for derivatives	869	(197)	672	1,566	(356)	1,210
Total other comprehensive income (loss)	$48,674	$(368)	$48,306	$(34,071)	$(881)	$(34,952)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$40,158	$—	$40,158	$(38,478)	$—	$(38,478)
Pension and other postretirement adjustments	2,767	(811)	1,956	5,579	(1,398)	4,181
Reclassification adjustments for derivatives	5,153	(1,171)	3,982	4,737	(1,076)	3,661
Total other comprehensive income (loss)	$48,078	$(1,982)	$46,096	$(28,162)	$(2,474)	$(30,636)

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) to net income during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	Income Statement Caption
Pension and other postretirement plans:
Amortization of net (gain) loss	$462	$2,188	$2,767	$5,579	Other (income) expense - net
Total before tax	462	2,188	2,767	5,579
Provision for income taxes	(171)	(525)	(811)	(1,398)
Total net of tax	$291	$1,663	$1,956	$4,181
Derivatives:
Reclassification adjustments	$869	$1,566	$5,153	$4,737	Interest expense, Other (income) expense -net
Total before tax	869	1,566	5,153	4,737
Provision for income taxes	(197)	(356)	(1,171)	(1,076)
Total net of tax	$672	$1,210	$3,982	$3,661

17.    Common and Preferred Stock

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorizations of the Board of Directors of $300.0 million on December 1, 2015 and $400.0 million on November 6, 2014. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the nine months ended September 30, 2020, the Company repurchased a total of 876 thousand shares at a cost of $110.3 million. During the nine months ended September 30, 2019, the Company repurchased a total of 389 thousand shares at a cost of $54.7 million. As of September 30, 2020, the amount of share repurchase authorizations remaining was $712.0 million.

At September 30, 2020 and December 31, 2019, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and five million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at September 30, 2020 or December 31, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average fair value of grants	$31.60	$27.72	$34.22	$35.15
Dividend yield	1.18%	1.27%	1.15%	1.18%
Volatility	23.71%	22.33%	22.04%	24.78%
Risk-free interest rate	0.14% - 0.70%	1.75% - 1.77%	1.40% - 1.66%	2.53% - 3.04%
Expected life (in years)	5.81	4.65	5.80	5.87

Total compensation cost for stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$107	$74	$389	$356
Selling, general and administrative expenses	2,177	2,137	7,449	6,663
Total expense before income taxes	2,284	2,211	7,838	7,019
Income tax benefit	(216)	(288)	(801)	(940)
Total expense after income taxes	$2,068	$1,923	$7,037	$6,079

A summary of the Company’s stock option activity as of September 30, 2020 and changes during the nine months ended September 30, 2020 are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,386,539	$103.58	6.95	$94,764,140
Granted	351,780	172.87
Exercised	(364,063)	78.91
Forfeited	(61,511)	142.11
Outstanding at September 30, 2020	1,312,745	$127.20	7.30	$72,470,296
Vested and expected to vest as of September 30, 2020	1,231,073	$125.14	7.20	$70,508,425
Exercisable at September 30, 2020	570,901	$96.07	5.75	$49,295,129

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of September 30, 2020 and changes during the nine months ended September 30, 2020 are presented as follows:

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	130,248	$124.61
Granted	38,795	168.28
Vested	(39,578)	95.17
Forfeited	(16,435)	140.96
Unvested at September 30, 2020	113,030	$147.08

Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant.

Total compensation cost for restricted stock awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$69	$(10)	$255	$192
Selling, general and administrative expenses	963	1,094	2,809	3,419
Total expense before income taxes	1,032	1,084	3,064	3,611
Income tax benefit	(217)	(204)	(643)	(684)
Total expense after income taxes	$815	$880	$2,421	$2,927

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. A summary of the Company’s unvested cash-settled restricted stock activity as of September 30, 2020 and changes during the nine months ended September 30, 2020 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2020	74,560	$172.08
Granted	20,670	173.21
Vested	(24,810)	172.98
Forfeited	(5,020)	182.41
Unvested at September 30, 2020	65,400	$182.41

Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$283	$118	$595	$954
Selling, general and administrative expenses	1,319	435	2,433	3,132
Total expense before income taxes	1,602	553	3,028	4,086
Income tax benefit	(150)	(67)	(286)	(413)
Total expense after income taxes	$1,452	$486	$2,742	$3,673

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

A summary of the Company’s performance share unit activity as of September 30, 2020 and changes during the nine months ended September 30, 2020 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	100,575	$178.97
Granted	42,690	224.14
Vested	—	—
Forfeited	(6,095)	212.47
Unvested at September 30, 2020	137,170	$216.26

On December 31, 2019, 54,545 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2019, the Company achieved a 250% payout factor and issued 136,370 common shares in February 2020.

Total compensation cost for performance share units is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	2,572	2,359	7,225	5,904
Total expense before income taxes	2,572	2,359	7,225	5,904
Income tax benefit	(49)	(196)	(157)	(447)
Total expense after income taxes	$2,523	$2,163	$7,068	$5,457

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Condensed Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.

As of September 30, 2020, there was $14.9 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years, $6.8 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years, $3.9 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.0 years and $9.9 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.0 years.

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

	Pension Benefits
	Three Months Ended September 30,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$34	$539	$484	$462
Interest cost	312	263	764	355
Expected return on plan assets	(927)	(291)	(801)	(258)
Settlement loss recognized	326	—	486	—
Net amortization	643	427	487	276
Net periodic (benefit) cost	$388	$938	$1,420	$835

	Pension Benefits
	Nine Months Ended September 30,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$103	$1,620	$901	$1,386
Interest cost	963	789	2,292	1,081
Expected return on plan assets	(2,804)	(873)	(2,403)	(784)
Settlement loss recognized	702	—	486	—
Net amortization and settlement effect	852	1,279	1,460	840
Net periodic (benefit) cost	$(184)	$2,815	$2,736	$2,523

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$154	$141	$463	$421
Interest cost	156	212	469	636
Net amortization	(135)	(159)	(407)	(476)
Net periodic (benefit) cost	$175	$194	$525	$581

The Company expects to contribute approximately $3.0 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans in 2020. During the first nine months of 2020, the Company contributed a total of $3.0 million to fund these plans.

Effective September 30, 2019, the IDEX Corporation Retirement Plan (“Plan”), a U.S. defined benefit plan, was amended to freeze the accrual of retirement benefits for all participants. This action impacted fewer than 60 participants, as the Plan had been closed to new entrants as of December 31, 2004 and frozen as of December 31, 2005 for all but certain older, longer service participants. Subsequent to the freeze, termination of the Plan was approved in November 2019. Participants were notified in February 2020 and the Plan was terminated in May 2020. As a result of the termination, the settlement threshold was reached in early 2020 and the Company recorded a charge of $0.7 million to Other (income) expense - net in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020. The settlement threshold was also reached in 2019, resulting in the Company recording a charge of $0.5 million in Other (income) expense - net in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019. The settlement also

Table of Content

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
triggered the remeasurement of net periodic benefit cost resulting in a reduction of $1.0 million to Other (income) expense - net in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020 as a result of significant decreases in discount rates and strong asset performance in 2020. As of September 30, 2020, the Plan’s funded status is 110%, with assets valued at $93.4 million and liabilities of $84.8 million.

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

21.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes decreased to $17.4 million for the three months ended September 30, 2020 compared to $24.0 million during the same period in 2019. The effective tax rate decreased to 14.4% for the three months ended September 30, 2020 compared to 18.6% during the same period in 2019 primarily due to benefits associated with the finalization of the Global Intangible Low-Tax Income (“GILTI”) regulations in the third quarter of 2020.

The provision for income taxes decreased to $63.8 million for the nine months ended September 30, 2020 from $82.2 million during the same period in 2019. The effective tax rate decreased to 18.7% for the nine months ended September 30, 2020 compared to 20.0% during the same period in 2019 primarily due to benefits associated with the finalization of the GILTI regulations in the third quarter of 2020.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change. However, these unrecognized tax benefits are long-term in nature and will not change within the next 12 months.

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

This report references organic sales, a non-GAAP measure, that refers to sales from continuing operations calculated according to accounting principles generally accepted in the United States of America (“U.S. GAAP”) but excludes (1) the impact of foreign currency translation and (2) sales from acquired or divested businesses during the first 12 months of ownership or divestiture. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long-term performance difficult due to the varying nature, size and number of transactions from period to period and between the Company and its peers.

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

Management uses Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA and Adjusted EPS as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as restructuring expenses, a fair value inventory step-up charge and a loss on early debt redemption. Management also uses free cash flow as a measure of operating performance because it provides management a measurement of cash generated from operations that is available for mandatory payment obligations and investment opportunities. Each of Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA, Adjusted EPS and free cash flow are non-GAAP measures and have been reconciled to their most directly comparable GAAP measures in this Item 2 under the heading “Non-GAAP Disclosures.”

The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Some of our key financial results for the three months ended September 30, 2020 when compared to the same period in the prior year are as follows:

•Sales of $581.1 million decreased 7%; organic sales (which excludes acquisitions and foreign currency translation) were down 12%.
•Operating income of $131.2 million decreased 7%. Adjusted for $2.9 million of restructuring expenses, adjusted operating income decreased 15% to $134.1 million.
•Net income of $103.8 million decreased 1%. Adjusted for $2.2 million of restructuring expenses, net of related tax benefit, adjusted net income decreased 9% to $106.1 million.
•EBITDA of $153.3 million was 26% of sales and covered interest expense by over 14 times. Adjusted EBITDA of $156.2 million was 27% of sales and covered interest expense by almost 15 times.
•Diluted EPS of $1.37 was flat. Adjusted EPS of $1.40 decreased 12 cents, or 8%.

Some of our key financial results for the nine months ended September 30, 2020 when compared to the same period in the prior year are as follows:

•Sales of $1,736.8 million decreased 8%; organic sales (which excludes acquisitions and foreign currency translation) were down 11%.
•Operating income of $381.7 million decreased 14%. Adjusted for a $4.1 million fair value inventory step-up charge and $6.8 million of restructuring expenses, adjusted operating income decreased 15% to $392.6 million.
•Net income of $276.7 million decreased 16%. Adjusted for the $3.2 million fair value inventory step-up charge, $5.2 million of restructuring expenses and a $6.5 million loss on early debt redemption, all net of related tax benefits, adjusted net income decreased 15% to $291.6 million.
•EBITDA of $436.4 million was 25% of sales and covered interest expense by almost 13 times. Adjusted EBITDA of $455.7 million was 26% of sales and covered interest expense by over 13 times.
•Diluted EPS of $3.64 decreased 66 cents, or 15%. Adjusted EPS of $3.84 decreased 63 cents, or 14%.

Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2020 and 2019. Segment operating income and EBITDA exclude unallocated corporate operating expenses of $14.2 million and $17.9 million for the three months ended September 30, 2020 and 2019, respectively, and $48.9 million and $55.7 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company has adapted to help in the fight against COVID-19 with several of our businesses pivoting to support many products that are being used in the fight against COVID-19. We have placed safety atop our list of priorities, implementing protocols at all of our facilities, including temperature taking, social distancing, enhanced cleaning and face coverings. These measures have enabled successful business continuity, allowing our facilities to remain in operation with only temporary shutdowns at the initial onset of the COVID-19 pandemic. Although we have remained in operation throughout the pandemic, satisfying customer needs in part through our focus on the development and manufacturing of products used in the fight against COVID-19, the pandemic and the enacted containment measures have adversely affected our business and results of operations. The businesses of our customers have been harmed by the economic conditions caused by COVID-19 and as a result, our customers are purchasing less product than they have historically purchased outside of these conditions. Based on currently available information and management's current expectations, the Company anticipates that organic sales will be down approximately 3 to 5 percent in the fourth quarter of 2020 but we believe our strong balance sheet, with over $1.6 billion of liquidity and gross leverage of 1.7 times, will provide IDEX the necessary capital to navigate the COVID-19 pandemic for the foreseeable future. Additionally, IDEX implemented cost reduction actions, including employee reductions, and continues to maintain a tight cost control environment. Despite our expectations and the actions taken to reduce costs, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets, including, without limitation, as a result of the impact of the COVID-19 pandemic and we cannot predict how long the COVID-19 pandemic will continue. Moreover, COVID-19 and related measures to contain its impact have caused material disruptions in both national and global financial markets and economies. The continuing impact of COVID-19 and the enacted containment measures cannot be predicted and may continue to adversely affect, perhaps materially, our business, results of operations, financial condition and liquidity.

Consolidated Results for the Three Months Ended September 30, 2020 Compared with the Same Period in 2019

(In thousands)	Three Months Ended September 30,
	2020	2019
Net sales	$581,113	$624,246
Operating income	131,213	141,765
Operating margin	22.6%	22.7%

Sales in the third quarter of 2020 were $581.1 million, which was a 7% decrease compared to the same period in 2019. This reflects a 12% decrease in organic sales, partially offset by a 1% favorable impact from foreign currency translation and a 4% increase from acquisitions (Flow MD - February 2020 and Velcora - July 2019). Sales to customers outside the U.S. represented approximately 51% of total sales in the third quarter of 2020 compared to 50% during the same period in 2019.

Gross profit of $251.5 million in the third quarter of 2020 decreased $30.5 million, or 11%, compared to the same period in 2019, and gross margin of 43.3% in the third quarter of 2020 decreased 190 basis points from 45.2% during the same period in 2019 as a result of lower volume and business mix, partially offset by price.

Selling, general and administrative expenses decreased to $117.4 million in the third quarter of 2020 from $128.3 million during the same period in 2019. The decrease is primarily due to restructuring savings, discretionary cost controls and lower variable costs. Corporate costs of $14.1 million in the third quarter of 2020 decreased from $17.2 million during the same period in 2019 primarily as a result of tightly controlling discretionary spending in the current year, restructuring savings and lower variable costs. As a percentage of sales, selling, general and administrative expenses were 20.2% for the third quarter of 2020, down 40 basis points compared to 20.6% during the same period in 2019.

The Company incurred $2.9 million of restructuring expenses in the third quarter of 2020 compared with $12.0 million during the same period in 2019. The restructuring expenses in the third quarter of 2020 primarily related to severance benefits for cost reduction actions primarily consisting of employee reductions due to lower demand as a result of the COVID-19 pandemic. The restructuring expenses in the third quarter of 2019 included severance benefits of $1.9 million and exit costs of $0.4 million as well as an asset impairment charge of $9.7 million. In the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the HST segment. Prior to making a final decision on the options that were presented for this business, the business was informed in the third quarter of 2019 of the loss of its largest customer. As a result, the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time, requiring the asset impairment charge.

Operating income of $131.2 million and operating margin of 22.6% in the third quarter of 2020 were down from $141.8 million and 22.7%, respectively, during the same period in 2019. The decreases in operating income and operating margin were driven by lower volume and business mix, partially offset by price, restructuring savings, tightly controlling discretionary spending in the current year and the asset impairment and fair value inventory step-up charges that occurred in the third quarter of 2019.

Other (income) expense - net increased to $0.7 million of income in the third quarter of 2020 compared to $1.2 million of expense during the same period in 2019, primarily due to a $0.7 million loss on early retirement of Velcora debt assumed at acquisition in the third quarter of 2019 that did not reoccur in 2020, $0.5 million of higher gains on pension-related investments, $0.5 million of lower foreign currency transaction losses in 2020 compared to the same period in 2019 and $0.3 million of lower pension expense in 2020.

Interest expense of $10.6 million in the third quarter of 2020 was lower than the $11.3 million in the same period of 2019 due to lower interest expense on the new 3.0% Senior Notes issued during the second quarter of 2020.

The provision for income taxes decreased to $17.4 million for the third quarter of 2020 compared to $24.0 million during the same period in 2019. The effective tax rate decreased to 14.4% for the third quarter of 2020 compared to 18.6% during the same period in 2019 primarily due to benefits associated with the finalization of the Global Intangible Low-Tax Income (“GILTI”) regulations in the third quarter of 2020.

Net income in the third quarter of 2020 of $103.8 million decreased from $105.2 million during the same period in 2019. Diluted earnings per share in the third quarter of 2020 of $1.37 was flat compared to the same period in 2019.

For the three months ended September 30, 2020, Fluid & Metering Technologies contributed 38% of sales, 40% of operating income and 40% of EBITDA; Health & Science Technologies contributed 38% of sales, 34% of operating income and 36% of EBITDA; and Fire & Safety/Diversified Products contributed 24% of sales, 26% of operating income and 24% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.

Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended September 30,
	2020	2019
Net sales	$220,747	$240,861
Operating income	58,402	77,481
Operating margin	26.5%	32.2%

Sales of $220.7 million decreased $20.1 million, or 8%, in the third quarter of 2020 compared to the same period in 2019. This reflects a 17% decrease in organic sales, partially offset by a 1% favorable impact from foreign currency translation and an 8% percent increase from acquisitions (Flow MD - February 2020). In the third quarter of 2020, sales decreased 9% domestically and 8% internationally compared to the same period in 2019. Sales to customers outside the U.S. were approximately 45% of total segment sales in the third quarters of both 2020 and 2019.

Sales within our Pumps platform decreased in the third quarter of 2020 compared to the same period in 2019 due to continued market declines in industrial and oil and gas markets, compounded by the continued impact of the COVID-19 pandemic driving reduced capital spending. Sales within our Valves platform decreased in the third quarter of 2020 compared to the same period in 2019 due to the softening global industrial landscape and lower energy prices driving decreases in capital spending. Sales within our Agriculture platform decreased in the third quarter of 2020 compared to the same period in 2019 due to timing of pre-season programs and decreased demand across both the agricultural and industrial original equipment manufacturer (“OEM”) markets. Sales within our Water platform decreased in the third quarter of 2020 compared to the same period in 2019 primarily due to project delays from the impact of COVID-19 and market softness. Sales within our Energy platform increased in the third quarter of 2020 compared to the same period in 2019 due to the acquisition of Flow MD, partially offset by declining capital spending in the oil and gas markets.

Operating income of $58.4 million and operating margin of 26.5% in the third quarter of 2020 were lower than $77.5 million and 32.2%, respectively, recorded during the same period in 2019, primarily due to lower volume and higher restructuring expenses, partially offset by price, restructuring savings and tightly controlling discretionary spending in the current year.

Health & Science Technologies Segment

(In thousands)	Three Months Ended September 30,
	2020	2019
Net sales	$220,378	$229,610
Operating income	49,912	40,170
Operating margin	22.6%	17.5%

Sales of $220.4 million decreased $9.2 million, or 4%, in the third quarter of 2020 compared to the same period in 2019. This reflects a 6% decrease in organic sales, partially offset by a 1% favorable impact from foreign currency translation and a 1% increase from acquisitions (Velcora - July 2019). In the third quarter of 2020, sales decreased 5% domestically and 3% internationally compared to the same period in 2019. Sales to customers outside the U.S. were approximately 55% of total segment sales in both the third quarters of 2020 and 2019.

Sales within our Micropump platform decreased in the third quarter of 2020 compared to the same period in 2019 due to lower demand from customers in the inkjet printing market. Sales within our Scientific Fluidics & Optics platform decreased in the third quarter of 2020 compared to the same period in 2019 due to the impact of the COVID-19 pandemic which limited or delayed investments in Analytical Instrumentation due to lab closures and IVD/Bio due to lower demand for non-COVID applications, partially offset by increased demand for microfluidics and optical solutions supporting COVID-19 testing applications. Sales within our Gast platform decreased in the third quarter of 2020 compared to the same period in 2019 primarily due to the non-repeat of a large customer project and a slowdown across various industrial end markets, partially offset by new initiatives in response to the COVID-19 pandemic. Sales within our Sealing Solutions platform decreased in the third quarter of 2020 compared to the same period in 2019 primarily due to disruption in the automotive and oil and gas markets, partially offset by the Velcora acquisition and the recovery in the semiconductor market. Sales within our Material Processing Technologies platform increased in the third quarter of 2020 compared to the same period in 2019 primarily due to strong volumes in the food and pharmaceutical industries.

Operating income of $49.9 million and operating margin of 22.6% in the third quarter of 2020 were higher than $40.2 million and 17.5%, respectively, recorded during the same period in 2019, primarily due to the asset impairment and fair value inventory-step up charges that occurred in the prior year period, price, restructuring savings and tightly controlling discretionary spending in the current year, partially offset by lower volume and the impact on margins from the Velcora acquisition.

Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended September 30,
	2020	2019
Net sales	$140,896	$154,543
Operating income	37,103	41,967
Operating margin	26.3%	27.2%

Sales of $140.9 million decreased $13.6 million, or 9%, in the third quarter of 2020 compared to the same period in 2019. This reflects a 10% decrease in organic sales, partially offset by a 1% favorable impact from foreign currency translation. In the third quarter of 2020, sales decreased 12% domestically and 6% internationally compared to the same period in 2019. Sales to customers outside the U.S. were approximately 54% of total segment sales in the third quarter of 2020 compared to 52% during the same period in 2019.

Sales within our Dispensing platform decreased in the third quarter of 2020 compared to the same period in 2019 primarily due to the non-repeat of large projects in North America. Sales within our Band-It platform decreased in the third quarter of 2020 compared to the same period in 2019 due to continued softness in the industrial and transportation markets as a result of the COVID-19 pandemic and lower capital spending in the energy markets. Sales within our Fire & Safety platform decreased in the third quarter of 2020 compared to the same period in 2019 due to timing of large projects and market softness globally for the Fire business.

Operating income of $37.1 million and operating margin of 26.3% in the third quarter of 2020 were lower than $42.0 million and 27.2%, respectively, during the same period in 2019. Operating income and operating margin decreased compared to the prior period as a result of lower volume and higher restructuring expenses, partially offset by price, restructuring savings and tightly controlling discretionary spending in the current year.

Consolidated Results for the Nine Months Ended September 30, 2020 Compared with the Same Period in 2019

(In thousands)	Nine Months Ended September 30,
	2020	2019
Net sales	$1,736,824	$1,888,576
Operating income	381,748	444,830
Operating margin	22.0%	23.6%

Sales in the first nine months of 2020 were $1,736.8 million, which was an 8% decrease compared to the same period in 2019. This reflects an 11% decrease in organic sales, partially offset by a 3% increase from acquisitions (Flow MD - February 2020 and Velcora - July 2019). Sales to customers outside the U.S. represented approximately 50% of total sales in the first nine months of 2020 and 2019.

Gross profit of $758.3 million in the first nine months of 2020 decreased $99.9 million, or 12%, compared to the same period in 2019 and gross margin of 43.7% in the first nine months of 2020 decreased 170 basis points from 45.4% during the same period in 2019. Both gross profit and gross margin decreased compared to the prior year period primarily due to lower volume and business mix.

Selling, general and administrative expenses decreased to $369.8 million in the first nine months of 2020 from $399.2 million during the same period in 2019, primarily due to restructuring savings and lower variable costs. Corporate costs decreased to $48.6 million in the first nine months of 2020 compared to $55.0 million during the same period in 2019 primarily due to tightly controlling discretionary spending in the current year, restructuring savings and lower variable costs. As a percentage of sales, selling, general and administrative expenses were 21.3% for the first nine months of 2020, up 20 basis points compared to 21.1% during the same period in 2019.

The Company incurred $6.8 million of restructuring expenses in the first nine months of 2020 compared with $14.1 million during the same period in 2019. The restructuring expenses in the first nine months of 2020 primarily related to severance benefits for cost reduction actions primarily consisting of employee reductions due to lower demand as a result of the COVID-19 pandemic. The restructuring expenses in the third quarter of 2019 included severance benefits of $3.8 million and exit costs of $0.6 million as well as an asset impairment charge of $9.7 million. In the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the HST segment. Prior to making a final decision on the options that were presented for this business, the business was informed in the third quarter of 2019 of the loss of its largest customer. As a result, the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time, requiring the asset impairment charge.

Operating income of $381.7 million and operating margin of 22.0% in the first nine months of 2020 were down from the $444.8 million and 23.6%, respectively, recorded during the same period in 2019. The decreases in operating income and operating margin are primarily due to lower volume, the dilutive impact on margins from the Velcora acquisition and the fair value inventory step-up charge, partially offset by price, lower restructuring expenses in 2020 and an overall reduction in variable costs.

Other (income) expense - net was $7.3 million of expense in the first nine months of 2020 compared to $0.7 million of expense during the same period in 2019, primarily due to an $8.4 million loss on early debt redemption, partially offset by $1.7 million of lower pension expense in 2020.

Interest expense of $34.0 million in the first nine months of 2020 was higher than the $33.3 million in the same period of 2019 due to borrowings under the Revolving Facility in 2020, partially offset by lower interest expense on the new 3.0% Senior Notes issued during the second quarter of 2020.

The provision for income taxes decreased to $63.8 million in the first nine months of 2020 compared to $82.2 million during the same period in 2019. The effective tax rate decreased to 18.7% in the first nine months of 2020 compared to 20.0% during the same period in 2019 primarily due to benefits associated with the finalization of the GILTI regulations in the third quarter of 2020.

Net income of $276.7 million in the first nine months of 2020 decreased from $328.7 million during the same period in 2019. Diluted earnings per share of $3.64 in the first nine months of 2020 decreased $0.66, or 15%, compared to the same period in 2019.

For the nine months ended September 30, 2020, Fluid & Metering Technologies contributed 38% of sales, 41% of operating income and 40% of EBITDA; Health & Science Technologies contributed 38% of sales, 35% of operating income and 37% of EBITDA; and Fire & Safety/Diversified Products contributed 24% of sales, 24% of operating income and 23% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.

Fluid & Metering Technologies Segment

(In thousands)	Nine Months Ended September 30,
	2020	2019
Net sales	$666,720	$729,572
Operating income	176,111	223,493
Operating margin	26.4%	30.6%

Sales of $666.7 million decreased $62.9 million, or 9%, in the first nine months of 2020 compared to the same period in 2019. This reflects a 15% decrease in organic sales, partially offset by a 6% increase from acquisitions (Flow MD - February 2020). In the first nine months of 2020, sales decreased 7% domestically and 11% internationally compared to the same period in 2019. Sales to customers outside the U.S. were approximately 42% of total segment sales in the first nine months of 2020 compared to 44% during the same period in 2019.

Sales within our Pumps platform decreased in the first nine months of 2020 compared to the same period in 2019 due to continued market declines in industrial and oil and gas markets, compounded by the continued impact of the COVID-19 pandemic, driving declines across most end markets and geographies. Sales within our Valves platform decreased in the first nine months of 2020 compared to the same period in 2019 due to the softening global industrial landscape and lower energy prices driving decreases in capital spending. Sales within our Water platform decreased in the first nine months of 2020 compared to the same period in 2019 primarily due to lower project volumes across the U.S. and Asia. Sales within our Agriculture platform decreased in the first nine months of 2020 compared to the same period in 2019 due to decreased demand across both the agricultural and industrial OEM markets. Sales within our Energy platform increased in the first nine months of 2020 compared to the same period in 2019 due to the acquisition of Flow MD, partially offset by declining capital spending in the oil and gas markets.

Operating income of $176.1 million and operating margin of 26.4% in the first nine months of 2020 were lower than the $223.5 million and 30.6%, respectively, recorded in the first nine months of 2019, primarily due to lower volume as well as higher restructuring expenses and a fair value inventory step-up charge included in the current year period, partially offset by the impact of the Flow MD acquisition, price, restructuring savings and tightly controlling discretionary spending in the current year.

Health & Science Technologies Segment

(In thousands)	Nine Months Ended September 30,
	2020	2019
Net sales	$660,105	$687,153
Operating income	150,562	151,087
Operating margin	22.8%	22.0%

Sales of $660.1 million decreased $27.0 million, or 4%, in the first nine months of 2020 compared to the same period in 2019. This reflects a 7% decrease in organic sales, partially offset by a 3% increase from acquisitions (Velcora - July 2019). In the first nine months of 2020, sales decreased 7% domestically and 2% internationally compared to the same period in 2019. Sales to customers outside the U.S. were approximately 56% of total segment sales in the first nine months of 2020 compared to 55% during the same period in 2019.

Sales within our Gast platform decreased in the first nine months of 2020 compared to the same period in 2019 primarily due to the non-repeat of a large customer project and a slowdown across various industrial end markets, partially offset by new initiatives in response to the COVID-19 pandemic. Sales within our Micropump platform decreased in the first nine months of 2020 compared to the same period in 2019 due to weakness in core printing and industrial distribution. Sales within our Scientific Fluidics & Optics platform decreased in the first nine months of 2020 compared to the same period in 2019 due to the impact of the COVID-19 pandemic, which limited or delayed investments in Analytical Instrumentation and IVD/Bio due to lab closures and lower demand for non-COVID applications, partially offset by increased demand for microfluidics and optical solutions supporting COVID-19 testing applications. Sales within our Sealing Solutions platform increased in the first nine months of 2020 compared to the same period in 2019 primarily due to the Velcora acquisition and the recovery in the semiconductor market, partially offset by disruption in the automotive and oil and gas markets. Sales within our Material Processing Technologies platform increased in the first nine months of 2020 compared to the same period in 2019 primarily due to strong volumes in the food and pharmaceutical industry in response to the COVID-19 pandemic, partially offset by the non-repeat of large projects from the prior year.

    Operating income of $150.6 million in the first nine months of 2020 was lower than the $151.1 million recorded during the same period in 2019 while operating margin of 22.8% in the first nine months of 2020 was higher than the 22.0% recorded during the same period in 2019. The decrease in operating income was primarily due to lower volume. The increase in operating margin was due to restructuring savings, tightly controlling discretionary spending in the current year and lower restructuring expenses in the current period, partially offset by the dilutive impact on margins from the Velcora acquisition.

Fire & Safety/Diversified Products Segment

(In thousands)	Nine Months Ended September 30,
	2020	2019
Net sales	$412,296	$474,745
Operating income	103,977	125,909
Operating margin	25.2%	26.5%

Sales of $412.3 million decreased $62.4 million, or 13%, in the first nine months of 2020 compared to the same period in 2019. This reflects a 13% decrease in organic sales. In the first nine months of 2020, sales decreased 11% domestically and 16% internationally compared to the same period in 2019. Sales to customers outside the U.S. were approximately 51% of total segment sales in the first nine months of 2020 compared with 52% during the same period in 2019.

Sales within our Dispensing platform decreased in the first nine months of 2020 compared to the same period in 2019 primarily due to lower capital spending by customers as a result of the COVID-19 pandemic. Sales within our Band-It platform decreased in the first nine months of 2020 compared to the same period in 2019 due to customer shutdowns in the transportation market as a result of the COVID-19 pandemic and lower capital spending in the energy markets. Sales within our Fire & Safety platform decreased in the first nine months of 2020 compared to the same period in 2019 due to fewer large projects and market softness globally for the Fire and Rescue businesses.

Operating income of $104.0 million and operating margin of 25.2% in the first nine months of 2020 were lower than the $125.9 million and 26.5%, respectively, recorded during the same period in 2019, primarily due to lower volume and higher restructuring expenses, partially offset by price, restructuring savings and tightly controlling discretionary spending in the current year.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities for the first nine months of 2020 increased $31.0 million, or 8%, to $407.9 million compared to the first nine months of 2019 due to favorable working capital, partially offset by lower earnings. At September 30, 2020, working capital was $1,111.1 million and the Company’s current ratio was 3.7 to 1. At September 30, 2020, the Company’s cash and cash equivalents totaled $877.8 million, of which $483.3 million was held outside of the United States. The COVID-19 pandemic has impacted and may continue to impact the Company’s operating cash flows through direct and secondary effects on the Company’s operations, customers and supply chain. Although the Company has been able to operate through the COVID-19 pandemic with only temporary shutdowns at the onset of the pandemic, any future disruptions due to operational shutdowns may impact the Company’s ability to operate as well as generate operating cash flow. Based on currently available information and management’s current expectations, the Company anticipates that it has sufficient cash on hand and sufficient access to capital to continue to fund operations for the foreseeable future. However, the continuing impact of COVID-19 and its associated containment measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

Investing Activities

Cash flows used in investing activities for the first nine months of 2020 increased by $33.0 million to $155.6 million compared to the same period in 2019, primarily due to the acquisition of Flow MD and higher capital expenditures in 2020.

Cash flows from operations were more than adequate to fund capital expenditures of $39.4 million and $36.8 million in the first nine months of 2020 and 2019, respectively. The COVID-19 pandemic has impacted and may continue to impact the Company’s operating cash flows, which may lead to reductions in capital expenditures. The Company believes it has sufficient operating cash flow to continue to meet current obligations and invest in planned capital expenditures. Capital expenditures are generally expenditures for machinery and equipment that support growth, improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.

Financing Activities

Cash flows used in financing activities for the first nine months of 2020 were $20.8 million compared to $192.7 million used in financing activities during the same period in 2019, primarily as a result of proceeds from the issuance of the 3.0% Senior Notes and the repayment of debt assumed in the Velcora acquisition in the third quarter of 2019, partially offset by the early payment of the 4.5% Senior Notes as well as higher share repurchases and dividends paid in 2020.

On April 29, 2020, the Company completed a public offering of $500.0 million in aggregate principal amount of its 3.0% Senior Notes due 2030 (the “3.0% Senior Notes”). The net proceeds from the offering were approximately $494.4 million, after deducting the issuance discount of $0.9 million, the underwriting commission of $3.3 million and offering expenses of $1.4 million. The net proceeds were used to redeem and repay the $300.0 million aggregate principal amount outstanding of its 4.5% Senior Notes due December 15, 2020 and the related accrued interest and make-whole premium, with the balance used for general corporate purposes. The 3.0% Senior Notes bear interest at a rate of 3.0% per annum, which is payable semi-annually in arrears on May 1 and November 1 of each year. The 3.0% Senior Notes mature on May 1, 2030.

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

On May 31, 2019, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement consists of a revolving credit facility (the “Revolving Facility”), which is an $800.0 million unsecured, multi-currency bank credit facility maturing on May 31, 2024. The Credit Agreement replaced the Company’s prior five-year, $700 million credit agreement, dated as of June 23, 2015, which was due to expire in June 2020. At September 30, 2020, there was no balance outstanding under the Revolving Facility and $7.0 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $793.0 million.

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. Such applicable margin is based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio and can range from 0.00% to 1.275%. Based on the Company’s leverage ratio at September 30, 2020, the applicable margin was 1.00% resulting in a weighted average interest rate of 1.23% for the nine months ended September 30, 2020. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $400 million.

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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes: a minimum interest coverage ratio of 3.00 to 1 and a maximum leverage ratio of 3.50 to 1. In the case of the leverage ratio, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At September 30, 2020, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 14.60 to 1 and the leverage ratio was 1.7 to 1. There are no financial covenants relating to the 3.0% Senior Notes or the 4.2% Senior Notes; however, both are subject to cross-default provisions.

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorizations of the Board of Directors of $300.0 million on December 1, 2015 and $400.0 million on November 6, 2014. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the nine months ended September 30, 2020, the Company repurchased a total of 876 thousand shares at a cost of $110.3 million. During the nine months ended September 30, 2019, the Company repurchased a total of 389 thousand shares at a cost of $54.7 million. As of September 30, 2020, the amount of share repurchase authorization remaining is $712.0 million.

Although the COVID-19 pandemic has impacted and may continue to impact the Company’s operating cash flows, based on management’s current expectations and currently available information, the Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements and quarterly dividend payments to holders of the Company’s common stock for the foreseeable future. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. At September 30, 2020, there was no balance outstanding under the Revolving Facility and $7.0 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $793.0 million. The Company believes that additional borrowings through various financing alternatives remain available if required. However, the continuing impact of COVID-19 and its associated containment measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

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

This report references organic sales, a non-GAAP measure, that refers to sales from continuing operations calculated according to U.S. GAAP but excludes (1) the impact of foreign currency translation and (2) sales from acquired or divested businesses during the first 12 months of ownership or divestiture. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping to identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long-term performance difficult due to the varying nature, size and number of transactions from period to period and between the Company and its peers.

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

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	Three Months Ended September 30, 2020
	FMT	HST	FSDP	IDEX
Change in net sales	(8)%	(4)%	(9)%	(7)%
- Impact from acquisitions/divestitures	8%	1%	—%	4%
- Impact from foreign currency	1%	1%	1%	1%
Change in organic net sales	(17)%	(6)%	(10)%	(12)%

	Nine Months Ended September 30, 2020
	FMT	HST	FSDP	IDEX
Change in net sales	(9)%	(4)%	(13)%	(8)%
- Impact from acquisitions/divestitures	6%	3%	—%	3%
- Impact from foreign currency	—%	—%	—%	—%
Change in organic net sales	(15)%	(7)%	(13)%	(11)%

2. Reconciliations of Reported-to-Adjusted Gross Profit and Margin

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross profit	$251,500	$281,978	$758,256	$858,149
+ Fair value inventory step-up charge	—	3,340	4,107	3,340
Adjusted gross profit	$251,500	$285,318	$762,363	$861,489

Net sales	$581,113	$624,246	$1,736,824	$1,888,576

Gross profit margin	43.3%	45.2%	43.7%	45.4%
Adjusted gross profit margin	43.3%	45.7%	43.9%	45.6%

3. Reconciliations of Reported-to-Adjusted Operating Income and Margin

(dollars in thousands)	Three Months Ended September 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$58,402	$49,912	$37,103	$(14,204)	$131,213
+ Restructuring expenses	585	978	1,249	105	2,917
+ Fair value inventory step-up charge	—	—	—	—	—
Adjusted operating income (loss)	$58,987	$50,890	$38,352	$(14,099)	$134,130

Net sales (eliminations)	$220,747	$220,378	$140,896	$(908)	$581,113

Operating margin	26.5%	22.6%	26.3%	n/m	22.6%
Adjusted operating margin	26.7%	23.1%	27.2%	n/m	23.1%

	Three Months Ended September 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$77,481	$40,170	$41,967	$(17,853)	$141,765
+ Restructuring expenses	—	11,196	104	656	11,956
+ Fair value inventory step-up charge	—	3,340	—	—	3,340
Adjusted operating income (loss)	$77,481	$54,706	$42,071	$(17,197)	$157,061

Net sales (eliminations)	$240,861	$229,610	$154,543	$(768)	$624,246

Operating margin	32.2%	17.5%	27.2%	n/m	22.7%
Adjusted operating margin	32.2%	23.8%	27.2%	n/m	25.2%

	Nine Months Ended September 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$176,111	$150,562	$103,977	$(48,902)	$381,748
+ Restructuring expenses	2,433	2,162	1,890	273	6,758
+ Fair value inventory step-up charge	4,107	—	—	—	4,107
Adjusted operating income (loss)	$182,651	$152,724	$105,867	$(48,629)	$392,613

Net sales (eliminations)	$666,720	$660,105	$412,296	$(2,297)	$1,736,824

Operating margin	26.4%	22.8%	25.2%	n/m	22.0%
Adjusted operating margin	27.4%	23.1%	25.7%	n/m	22.6%

	Nine Months Ended September 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$223,493	$151,087	$125,909	$(55,659)	$444,830
+ Restructuring expenses	930	11,526	923	703	14,082
+ Fair value inventory step-up charge	—	3,340	—	—	3,340
Adjusted operating income (loss)	$224,423	$165,953	$126,832	$(54,956)	$462,252

Net sales (eliminations)	$729,572	$687,153	$474,745	$(2,894)	$1,888,576

Operating margin	30.6%	22.0%	26.5%	n/m	23.6%
Adjusted operating margin	30.8%	24.2%	26.7%	n/m	24.5%

4. Reconciliations of Reported-to-Adjusted Net Income and EPS

(in thousands, except EPS)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reported net income	$103,848	$105,194	$276,710	$328,671
+ Restructuring expenses	2,917	11,956	6,758	14,082
+ Tax impact on restructuring expenses	(703)	(2,776)	(1,540)	(3,336)
+ Fair value inventory step-up charge	—	3,340	4,107	3,340
+ Tax impact on fair value inventory step-up charge	—	(735)	(932)	(735)
+ Loss on early debt redemption	—	—	8,421	—
+ Tax impact on loss on early debt redemption	—	—	(1,912)	—
Adjusted net income	$106,062	$116,979	$291,612	$342,022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020		2019
Reported EPS	$1.37	$1.37	$3.64		$4.30
+ Restructuring expenses	0.04	0.16	0.09		0.18
+ Tax impact on restructuring expenses	(0.01)	(0.04)	(0.02)		(0.04)
+ Fair value inventory step-up charge	—	0.04	0.05		0.04
+ Tax impact on fair value inventory step-up charge	—	(0.01)	(0.01)		(0.01)
+ Loss on early debt redemption	—	—	0.11		—
+ Tax impact on loss on early debt redemption	—	—	(0.02)		—
Adjusted EPS	$1.40	$1.52	$3.84	3.84	$4.47

Diluted weighted average shares	75,960	76,577	76,119		76,415

5. Reconciliations of EBITDA to Net Income

(dollars in thousands)	Three Months Ended September 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$58,402	$49,912	$37,103	$(14,204)	$131,213
- Other (income) expense - net	(719)	(32)	340	(293)	(704)
+ Depreciation and amortization	7,163	10,230	3,854	104	21,351
EBITDA	66,284	60,174	40,617	(13,807)	153,268
- Interest expense					10,642
- Provision for income taxes					17,427
- Depreciation and amortization					21,351
Net income					$103,848

Net sales (eliminations)	$220,747	$220,378	$140,896	$(908)	$581,113
Operating margin	26.5%	22.6%	26.3%	n/m	22.6%
EBITDA margin	30.0%	27.3%	28.8%	n/m	26.4%

	Three Months Ended September 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$77,481	$40,170	$41,967	$(17,853)	$141,765
- Other (income) expense - net	295	1,272	(92)	(256)	1,219
+ Depreciation and amortization	5,507	10,296	3,566	154	19,523
EBITDA	82,693	49,194	45,625	(17,443)	160,069
- Interest expense					11,330
- Provision for income taxes					24,022
- Depreciation and amortization					19,523
Net income					$105,194

Net sales (eliminations)	$240,861	$229,610	$154,543	$(768)	$624,246
Operating margin	32.2%	17.5%	27.2%	n/m	22.7%
EBITDA margin	34.3%	21.4%	29.5%	n/m	25.6%

	Nine Months Ended September 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$176,111	$150,562	$103,977	$(48,902)	$381,748
- Other (income) expense - net	(35)	(91)	148	7,299	7,321
+ Depreciation and amortization	19,370	30,806	11,409	389	61,974
EBITDA	195,516	181,459	115,238	(55,812)	436,401
- Interest expense					33,958
- Provision for income taxes					63,759
- Depreciation and amortization					61,974
Net income					$276,710

Net sales (eliminations)	$666,720	$660,105	$412,296	$(2,297)	$1,736,824
Operating margin	26.4%	22.8%	25.2%	n/m	22.0%
EBITDA margin	29.3%	27.5%	28.0%	n/m	25.1%

	Nine Months Ended September 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$223,493	$151,087	$125,909	$(55,659)	$444,830
- Other (income) expense - net	612	1,636	273	(1,820)	701
+ Depreciation and amortization	16,653	29,438	10,745	510	57,346
EBITDA	239,534	178,889	136,381	(53,329)	501,475
- Interest expense					33,262
- Provision for income taxes					82,196
- Depreciation and amortization					57,346
Net income					$328,671

Net sales (eliminations)	$729,572	$687,153	$474,745	$(2,894)	$1,888,576
Operating margin	30.6%	22.0%	26.5%	n/m	23.6%
EBITDA margin	32.8%	26.0%	28.7%	n/m	26.6%

6. Reconciliations of EBITDA to Adjusted EBITDA

(dollars in thousands)	Three Months Ended September 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$66,284	$60,174	$40,617	$(13,807)	$153,268
+ Restructuring expenses	585	978	1,249	105	2,917
+ Fair value inventory step-up charge	—	—	—	—	—
Adjusted EBITDA	$66,869	$61,152	$41,866	$(13,702)	$156,185

Adjusted EBITDA margin	30.3%	27.7%	29.7%	n/m	26.9%

	Three Months Ended September 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$82,693	$49,194	$45,625	$(17,443)	$160,069
+ Restructuring expenses	—	11,196	104	656	11,956
+ Fair value inventory step-up charge	—	3,340	—	—	3,340
Adjusted EBITDA	$82,693	$63,730	$45,729	$(16,787)	$175,365

Adjusted EBITDA margin	34.3%	27.8%	29.6%	n/m	28.1%

	Nine Months Ended September 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$195,516	$181,459	$115,238	$(55,812)	$436,401
+ Restructuring expenses	2,433	2,162	1,890	273	6,758
+ Fair value inventory step-up charge	4,107	—	—	—	4,107
+ Loss on early debt redemption	—	—	—	8,421	8,421
Adjusted EBITDA	$202,056	$183,621	$117,128	$(47,118)	$455,687

Adjusted EBITDA margin	30.3%	27.8%	28.4%	n/m	26.2%

	Nine Months Ended September 30, 2019
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$239,534	$178,889	$136,381	$(53,329)	$501,475
+ Restructuring expenses	930	11,526	923	703	14,082
+ Fair value inventory step-up charge	—	3,340	—	—	3,340
Adjusted EBITDA	$240,464	$193,755	$137,304	$(52,626)	$518,897

Adjusted EBITDA margin	33.0%	28.2%	28.9%	n/m	27.5%

(1) EBITDA, a non-GAAP financial measure, is reconciled to net income, its most directly comparable GAAP financial measure, immediately above in Item 5.

7. Reconciliations of Cash Flows from Operating Activities to Free Cash Flow

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash flows from operating activities	$153,686	$157,064	$407,899	$376,902
- Capital expenditures	18,353	11,031	39,438	36,773
Free cash flow	$135,333	$146,033	$368,461	$340,129

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of September 30, 2020, the Company did not have any derivative instruments outstanding.

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

Interest Rate Fluctuation

The Company does not have significant interest rate exposure due to all of the $1,044.3 million of debt outstanding as of September 30, 2020 being fixed rate debt.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of September 30, 2020, that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

    In light of current global economic events and conditions experienced during the nine months ended September 30, 2020, the following factors are present risks to the Company. Aside from these risk factors, there have been no changes to the Company’s risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2019 that have a material impact on our condensed consolidated financial statements.

    Our business, results of operations and financial condition have been and may continue to be materially adversely impacted by the recent coronavirus (COVID-19) pandemic.

    The novel coronavirus (COVID-19) pandemic is a rapidly-changing situation that has negatively impacted and could continue to negatively impact the global economy. Our operating results are subject to fluctuations based on general economic conditions and have been adversely affected by the negative general economic conditions. The extent to which COVID-19 continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak and business closures or business disruptions for our Company, our suppliers and our customers.
    The deterioration in economic conditions materially reduced, and could continue to reduce, the Company’s sales and profitability. The financial distress our customers have experienced due to the deterioration in economic conditions has resulted in and could continue to result in reduced sales and decreased collectability of accounts receivable which has and could continue to negatively impact our results of operations. Based on currently available information and management’s current expectations, we believe the Company’s organic sales will be down approximately 3 to 5 percent in the fourth quarter of 2020. Any changes in or resurgence of the COVID-19 outbreak could also have a material impact on our ability to get the raw materials, parts and components we need to manufacture our products as our suppliers face disruptions in their businesses, closures or bankruptcy as a result of the COVID-19 outbreak. We depend greatly on our suppliers for items that are essential to the manufacturing of our products. Although we have not experienced material supply chain disruptions to date, if our suppliers fail to meet our manufacturing needs in the future, it would delay our production and our product shipments to customers and negatively affect our operations.
    U.S and international government responses to the COVID-19 outbreak have included “shelter in place”, “stay at home” and similar types of orders. These orders exempt certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the U.S. federal and international governmental bodies. Although the Company’s operations are currently considered essential and exempt (and in some regions government lockdown mandates have been lifted), if any of the applicable exemptions are curtailed or revoked in the future, including in response to any COVID-19 resurgence, that would adversely impact our business, operating results and financial condition. Furthermore, to the extent these exemptions do not extend to our key suppliers and customers, this would also adversely impact our business, operating results and financial condition. We have also implemented work-from-home policies for certain “non-essential” employees. Although these work-from-home policies have not negatively impacted our business in any material respect to date, the COVID-19 outbreak is dynamic and any future resurgences could negatively impact productivity, disrupt conduct of our business in the ordinary course and delay our production timelines.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2020 to July 31, 2020	—	$—	—	$712,001,005
August 1, 2020 to August 31, 2020	—	—	—	712,001,005
September 1, 2020 to September 30, 2020	—	—	—	712,001,005
Total	—	$—	—	$712,001,005

(1)On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorizations of the Board of Directors of $300.0 million on December 1, 2015 and $400.0 million on November 6, 2014. These authorizations have no expiration date.

Item 6.    Exhibits.

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*101	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Comprehensive Income, (v) the Condensed Consolidated Statements of Shareholders’ Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: October 28, 2020