Form 10-Q
period 2021-03-31
IDEX CORP /DE/
filed 2021-04-28
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission file number 1-10235
IDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number: (847) 498-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of April 22, 2021: 75,931,032.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$958,142	$1,025,851
Receivables, less allowance for doubtful accounts of $5,653 at March 31, 2021 and $6,091 at December 31, 2020	341,793	293,146
Inventories	304,636	289,910
Other current assets	46,573	48,324
Total current assets	1,651,144	1,657,231
Property, plant and equipment - net	302,805	298,273
Goodwill	1,928,665	1,895,574
Intangible assets - net	441,640	415,563
Other noncurrent assets	136,477	147,757
Total assets	$4,460,731	$4,414,398
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$171,379	$151,993
Accrued expenses	206,088	208,828
Short-term borrowings	46	88
Dividends payable	—	38,149
Total current liabilities	377,513	399,058
Long-term borrowings	1,044,589	1,044,354
Deferred income taxes	173,244	163,863
Other noncurrent liabilities	255,370	266,797
Total liabilities	1,850,716	1,874,072
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,071,924 shares at March 31, 2021 and 90,071,763 shares at December 31, 2020	901	901
Additional paid-in capital	781,427	775,153
Retained earnings	2,954,254	2,841,546
Treasury stock at cost: 14,032,706 shares at March 31, 2021 and 14,111,221 shares at December 31, 2020	(1,066,101)	(1,063,872)
Accumulated other comprehensive income (loss)	(60,555)	(13,525)
Total shareholders’ equity	2,609,926	2,540,203
Noncontrolling interest	89	123
Total equity	2,610,015	2,540,326
Total liabilities and equity	$4,460,731	$4,414,398
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$652,036	$594,462
Cost of sales	359,413	322,506
Gross profit	292,623	271,956
Selling, general and administrative expenses	134,848	132,015
Restructuring expenses and asset impairments	2,228	—
Operating income	155,547	139,941
Other (income) expense - net	(848)	1,565
Interest expense	10,776	10,877
Income before income taxes	145,619	127,499
Provision for income taxes	32,947	25,501
Net income	112,672	101,998
Net (income) loss attributable to noncontrolling interest	36	—
Net income attributable to IDEX	$112,708	$101,998

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.48	$1.35
Diluted earnings per common share attributable to IDEX	$1.48	$1.33

Share data:
Basic weighted average common shares outstanding	75,892	75,740
Diluted weighted average common shares outstanding	76,341	76,452
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$112,672	$101,998
Other comprehensive income (loss):
Reclassification adjustments for derivatives, net of tax	664	1,194
Pension and other postretirement adjustments, net of tax	745	2,296
Cumulative translation adjustment	(48,439)	(26,456)
Other comprehensive income (loss)	(47,030)	(22,966)
Comprehensive income	65,642	79,032
Comprehensive (income) loss attributable to noncontrolling interest	34	—
Comprehensive income attributable to IDEX	$65,676	$79,032
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	$776,054	$2,841,546	$13,430	$(24,424)	$(2,531)	$(1,063,872)	$2,540,203	$123	$2,540,326
Net income (loss)	—	112,708	—	—	—	—	112,708	(36)	112,672
Cumulative translation adjustment	—	—	(48,439)	—	—	—	(48,439)	2	(48,437)
Net change in retirement obligations (net of tax of $309)	—	—	—	745	—	—	745	—	745
Net change on derivatives designated as cash flow hedges (net of tax of $195)	—	—	—	—	664	—	664	—	664
Issuance of 106,122 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $1,865)	—	—	—	—	—	3,231	3,231	—	3,231
Shares surrendered for tax withholding	—	—	—	—	—	(5,460)	(5,460)	—	(5,460)
Share-based compensation	6,274	—	—	—	—	—	6,274	—	6,274
Balance, March 31, 2021	$782,328	$2,954,254	$(35,009)	$(23,679)	$(1,867)	$(1,066,101)	$2,609,926	$89	$2,610,015

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2019	$761,352	$2,615,131	$(94,353)	$(25,809)	$(7,183)	$(985,909)	$2,263,229
Net income	—	101,998	—	—	—	—	101,998
Cumulative translation adjustment	—	—	(26,456)	—	—	—	(26,456)
Net change in retirement obligations (net of tax of $578)	—	—	—	2,296	—	—	2,296
Net change on derivatives designated as cash flow hedges (net of tax of $351)	—	—	—	—	1,194	—	1,194
Issuance of 131,757 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $3,061)	—	—	—	—	—	2,089	2,089
Repurchase of 866,823 shares of common stock	—	—	—	—	—	(108,907)	(108,907)
Shares surrendered for tax withholding	—	—	—	—	—	(12,119)	(12,119)
Share-based compensation	6,463	—	—	—	—	—	6,463
Balance, March 31, 2020	$767,815	$2,717,129	$(120,809)	$(23,513)	$(5,989)	$(1,104,846)	$2,229,787

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$112,672	$101,998
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	136	—
Depreciation and amortization	10,554	10,453
Amortization of intangible assets	10,990	9,544
Amortization of debt issuance expenses	366	343
Share-based compensation expense	7,752	6,730
Deferred income taxes	561	2,012
Non-cash interest expense associated with forward starting swaps	859	1,545
Changes in (net of the effect from acquisitions):
Receivables	(46,289)	(24,190)
Inventories	(7,539)	(23,717)
Other current assets	3,350	(14,267)
Trade accounts payable	20,042	14,146
Deferred revenue	11,089	25,651
Accrued expenses	(11,592)	(23,870)
Other - net	(3,627)	(1,618)
Net cash flows provided by operating activities	109,324	84,760
Cash flows from investing activities
Purchases of property, plant and equipment	(14,609)	(12,762)
Acquisition of businesses, net of cash acquired	(106,236)	(120,839)
Proceeds from disposal of fixed assets	211	41
Other - net	1,100	(160)
Net cash flows used in investing activities	(119,534)	(133,720)
Cash flows from financing activities
Borrowings under revolving credit facilities	—	150,000
Dividends paid	(38,149)	(38,736)
Proceeds from stock option exercises	3,231	2,089
Repurchases of common stock	—	(108,907)
Shares surrendered for tax withholding	(5,460)	(12,119)
Other - net	(46)	(129)
Net cash flows used in financing activities	(40,424)	(7,802)
Effect of exchange rate changes on cash and cash equivalents	(17,075)	(6,600)
Net decrease in cash	(67,709)	(63,362)
Cash and cash equivalents at beginning of year	1,025,851	632,581
Cash and cash equivalents at end of period	$958,142	$569,219

Supplemental cash flow information
Cash paid for:
Interest	$483	$276
Income taxes	18,322	10,492

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which eliminates the need to analyze whether the following apply in a given period (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. This ASU is also designed to improve the application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax and (4) enacted changes in tax laws in interim periods. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

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

The Company incurred acquisition-related transaction costs of $1.4 million and $1.1 million in the three months ended March 31, 2021 and 2020, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also recorded a $0.7 million fair value inventory step-up charge associated with the completed 2021 acquisition of ABEL described below. This charge was recorded in Cost of sales during the three months ended March 31, 2021 and the remainder of the charge will be recorded in Cost of sales during the second quarter of 2021.

2021 Acquisition

On March 10, 2021, the Company acquired the stock of ABEL Pumps, L.P. and certain of its affiliates (“ABEL”). ABEL designs and manufactures highly engineered reciprocating positive displacement pumps for a variety of end markets, including mining, marine, power, water, wastewater and other general industries. Headquartered in Büchen, Germany, with sales and service locations in Madrid, Spain and Pittsburgh, Pennsylvania, ABEL operates in the Company’s Pumps reporting unit within the Fluid & Metering Technologies segment. ABEL was acquired for cash consideration of $106.2 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $59.0 million and $46.0 million, respectively. The goodwill is not deductible for tax purposes.

The Company made an initial allocation of the purchase price for the ABEL acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information about these assets and liabilities, including intangible asset appraisals, inventory valuation and accrued expenses, and continues to learn

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
more about the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In thousands)	Total
Current assets, net of cash acquired	$18,500
Property, plant and equipment	4,034
Goodwill	58,980
Intangible assets	46,000
Other noncurrent assets	98
Total assets acquired	127,612
Current liabilities	(6,707)
Deferred income taxes	(14,597)
Other noncurrent liabilities	(72)
Net assets acquired	$106,236

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands, except weighted average life)	Total	Weighted Average Life
Trade names	$9,000	15
Customer relationships	30,000	13
Unpatented technology	7,000	11
Acquired intangible assets	$46,000

2020 Acquisitions

On February 28, 2020, the Company acquired the stock of Flow MD, a privately held provider of flow measurement systems that ensure custody transfer accuracy in the oil and gas industry. Flow MD engineers and manufactures small volume provers. Headquartered in Phoenix, AZ, with operations in Houston, TX and Pittsburgh, PA, Flow MD operates in the Company’s Energy group within the Fluid & Metering Technologies segment. Flow MD was acquired for cash consideration of $121.2 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $60.0 million and $53.0 million, respectively. The goodwill is deductible for tax purposes.

The Company finalized the allocation of the purchase price for the Flow MD acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In thousands)	Total
Current assets, net of cash acquired	$32,858
Property, plant and equipment	4,166
Goodwill	60,026
Intangible assets	53,000
Other noncurrent assets	1,344
Total assets acquired	151,394
Current liabilities	(32,291)
Deferred income taxes	2,459
Other noncurrent liabilities	(329)
Net assets acquired (1)	$121,233

(1) Subsequent to the first quarter of 2020, the Company obtained additional information about the assets and liabilities acquired that required a net $0.4 million adjustment to the purchase price of the Flow MD business.

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

On November 23, 2020, the Company acquired Qualtek Manufacturing, Inc. (“Qualtek”), a manufacturer of high quality specialty metal components and parts by providing vertically integrated tool and die, metal stamping and metal finishing services. Headquartered in Colorado Springs, CO, Qualtek operates in the Company’s BAND-IT reporting unit within the Fire & Safety/Diversified Products segment. Qualtek was acquired for cash consideration of $1.9 million. The entire purchase price was funded with cash on hand. Goodwill recognized as part of this transaction was $1.1 million. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business. The goodwill is deductible for tax purposes.

The Company finalized its allocation of the purchase price for the Qualtek acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
On March 12, 2021, the Company completed the sale of CiDRA Precision Services (“CiDRA”) for $1.0 million in cash, resulting in a pre-tax gain on the sale of $0.5 million. The Company recorded $0.1 million of income tax expense associated with this transaction during the three months ended March 31, 2021. The results of CiDRA were reported within the Health & Science Technologies segment and generated $0.9 million of revenues in 2021 through the date of sale. The Company concluded that this divestiture did not meet the criteria for reporting the results of CiDRA as discontinued operations. There were no divestitures that took place during the three months ended March 31, 2020.

3.    Joint Venture

On May 12, 2020, a subsidiary of IDEX entered into a joint venture agreement with a third party to form a limited liability company (the “Joint Venture”) that will manufacture and sell high performance elastomer seals for the oil and gas industry to customers within the Kingdom of Saudi Arabia as well as export these high performance elastomer seals outside of the Kingdom of Saudi Arabia. The Joint Venture is headquartered in Damman, Saudi Arabia and operates in the Company’s Sealing Solutions reporting unit within the Health & Science Technologies segment. In the fourth quarter of 2020, the Company contributed $147 thousand and owns 55% of the share capital while the third party partner contributed $120 thousand and owns 45% of the share capital. As of March 31, 2021, the Joint Venture has incurred start-up expenses but has not yet begun manufacturing. Since IDEX controls the entity, IDEX has consolidated the Joint Venture and recorded a noncontrolling interest in its condensed consolidated financial statements.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales
Fluid & Metering Technologies
External customers	$243,066	$226,712
Intersegment sales	299	149
Total segment sales	243,365	226,861
Health & Science Technologies
External customers	249,507	223,456
Intersegment sales	862	603
Total segment sales	250,369	224,059
Fire & Safety/Diversified Products
External customers	159,463	144,294
Intersegment sales	21	30
Total segment sales	159,484	144,324
Intersegment elimination	(1,182)	(782)
Total net sales	$652,036	$594,462
Operating income (loss) (1)
Fluid & Metering Technologies	$62,897	$66,771
Health & Science Technologies	66,650	52,643
Fire & Safety/Diversified Products	44,560	38,037
Corporate office and other	(18,560)	(17,510)
Total operating income	155,547	139,941
Interest expense	10,776	10,877
Other (income) expense - net	(848)	1,565
Income before income taxes	$145,619	$127,499

	March 31, 2021	December 31, 2020
Assets
Fluid & Metering Technologies	$1,532,987	$1,387,067
Health & Science Technologies	1,563,473	1,576,093
Fire & Safety/Diversified Products	798,494	891,864
Corporate office and other	565,777	559,374
Total assets	$4,460,731	$4,414,398

(1) Segment operating income (loss) excludes net unallocated corporate operating expenses.

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

Revenue is recognized when control of products or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those products or providing those services. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. The Company determines the appropriate revenue recognition for contracts with customers by analyzing the type, terms and conditions of each contract or arrangement with a customer.

Disaggregation of Revenue

The Company has a comprehensive offering of products, including technologies, built to customers’ specifications that are sold in niche markets throughout the world. The Company disaggregates its revenue from contracts with customers by reporting unit and geographical region for each segment as the Company believes it best depicts how the amount, nature, timing and uncertainty of its revenue and cash flows are affected by economic factors. Revenue was attributed to geographical region based on the location of the customer. The following tables present the Company’s revenue disaggregated by reporting unit and geographical region.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Revenue by reporting unit for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Energy	$45,362	$38,514
Valves	28,061	26,207
Water	61,616	58,336
Pumps	82,351	81,830
Agriculture	25,975	21,974
Intersegment elimination	(299)	(149)
Fluid & Metering Technologies	243,066	226,712
Scientific Fluidics & Optics	114,357	106,142
Sealing Solutions	65,571	55,330
Gast	32,872	27,346
Micropump	7,636	7,715
Material Processing Technologies	29,933	27,526
Intersegment elimination	(862)	(603)
Health & Science Technologies	249,507	223,456
Fire & Safety	96,810	94,068
BAND-IT	25,813	25,233
Dispensing	36,861	25,023
Intersegment elimination	(21)	(30)
Fire & Safety/Diversified Products	159,463	144,294
Total net sales	$652,036	$594,462

Revenue by geographical region for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31, 2021
	FMT	HST	FSDP	IDEX
U.S.	$130,961	$93,717	$75,502	$300,180
North America, excluding U.S.	14,829	7,072	7,220	29,121
Europe	48,645	76,765	42,568	167,978
Asia	33,738	67,719	26,862	128,319
Other (1)	15,192	5,096	7,332	27,620
Intersegment elimination	(299)	(862)	(21)	(1,182)
Total net sales	$243,066	$249,507	$159,463	$652,036

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

(1) Other includes: South America, Middle East, Australia and Africa.

Contract Balances

The timing of revenue recognition, billings and cash collections can result in customer receivables, advance payments or billings in excess of revenue recognized. Customer receivables include both amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables on the Company’s Condensed Consolidated Balance Sheets. Amounts are billed in accordance with contractual terms or as work progresses. Unbilled amounts arise when the timing of billing differs from the timing of revenue recognized, such as when contract provisions require specific milestones to be met before a customer can be billed. Unbilled amounts primarily relate to performance obligations satisfied over time when the cost-to-cost method (defined below) is utilized and the revenue recognized exceeds the amount billed to the customer as there is not yet a right to invoice in accordance with contractual terms. Unbilled amounts are recorded as a contract asset when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Customer receivables are recorded at face amount less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of customer receivables that may not be collected in the future and records the appropriate provision.

The composition of Customer receivables was as follows:

	March 31, 2021	December 31, 2020
Billed receivables	$326,307	$273,536
Unbilled receivables	13,616	14,752
Total customer receivables	$339,923	$288,288

Advance payments, deposits and billings in excess of revenue recognized are included in Deferred revenue which is classified as current or noncurrent based on the timing of when the Company expects to recognize the revenue. The current portion is included in Accrued expenses and the noncurrent portion is included in Other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets. Advance payments and deposits represent contract liabilities and are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations satisfied over time. The Company generally receives advance payments from customers related to maintenance services which the Company recognizes ratably over the service term. The Company also receives deposits from customers on certain orders which the Company recognizes as revenue at a point in time. Billings in excess of revenue recognized represent contract liabilities and primarily relate to performance obligations satisfied over time when the cost-to-cost method (defined below) is utilized and revenue cannot yet be recognized as the Company has not completed the corresponding performance obligation. Contract liabilities are derecognized when revenue is recognized and the performance obligation is satisfied.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The composition of Deferred revenue was as follows:

	March 31, 2021	December 31, 2020
Deferred revenue - current	$33,286	$28,374
Deferred revenue - noncurrent	36,531	30,354
Total deferred revenue	$69,817	$58,728

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts that require complex design, manufacturing and installation activities, certain performance obligations may not be separately identifiable from other performance obligations in the contract and, therefore, not distinct. As a result, the entire contract is accounted for as a single performance obligation. For contracts that include distinct products or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct products or services. Certain contracts have multiple performance obligations for which the Company allocates the transaction price to each performance obligation using an estimate of the standalone selling price of each distinct product or service in the contract. For product sales, each product sold to a customer generally represents a distinct performance obligation. In such cases, the observable standalone sales are used to determine the standalone selling price. In certain cases, the Company may be required to estimate standalone selling price using the expected cost plus margin approach, under which it forecasts the expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct product or service.

The Company’s performance obligations are satisfied at a point in time or over time as work progresses. Performance obligations are supported by contracts with customers that provide a framework for the nature of the distinct product or service or bundle of products and services. The Company defines service revenue as revenue from activities that are not associated with the design, development or manufacture of a product or the delivery of a software license.

Revenue from products and services transferred to customers at a point in time approximated 96% of total revenues in both the three months ended March 31, 2021 and 2020. Revenue on these contracts is recognized when obligations under the terms of the contract with the customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Revenue from products and services transferred to customers over time approximated 4% of total revenues in both the three months ended March 31, 2021 and 2020. Revenue earned by certain business units within the Water, Energy, Material Processing Technologies (“MPT”) and Dispensing reporting units is recognized over time because control transfers continuously to customers. When accounting for over-time contracts, the Company uses an input measure to determine the extent of progress towards completion of the performance obligation. For certain business units within the Water, Energy and MPT reporting units, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method). The Company believes this measure of progress best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. Contract costs include labor, material and overhead. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. For certain business units within the Energy and Dispensing reporting units, revenue is recognized ratably over the contract term.

As a significant change in one or more of these estimates could affect the profitability of the Company’s contracts, the Company reviews and updates its estimates regularly. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised. Such revisions to costs and income are recognized in the period in which the revisions are determined as a cumulative

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
catch-up adjustment. The impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes provisions for estimated losses on incomplete contracts in the period in which such losses are determined.

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

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended March 31,
	2021	2020
Basic weighted average common shares outstanding	75,892	75,740
Dilutive effect of stock options, restricted stock and performance share units	449	712
Diluted weighted average common shares outstanding	76,341	76,452

Options to purchase approximately 0.3 million and 0.6 million shares of common stock for the three months ended March 31, 2021 and 2020, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.

7.    Inventories

The components of inventories as of March 31, 2021 and December 31, 2020 were:

	March 31, 2021	December 31, 2020
Raw materials and component parts	$180,230	$173,248
Work in process	35,746	29,436
Finished goods	88,660	87,226
Total inventories	$304,636	$289,910

Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and factory overhead, is determined on a first in, first out basis.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
8.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2021, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$670,442	$1,012,448	$413,315	$2,096,205
Accumulated goodwill impairment losses	(20,721)	(149,820)	(30,090)	(200,631)
Balance at December 31, 2020	649,721	862,628	383,225	1,895,574
Foreign currency translation	(5,737)	(13,461)	(6,157)	(25,355)
Acquisitions	58,980	—	—	58,980
Disposition of businesses	—	(129)	—	(129)
Acquisition adjustments	(405)	—	—	(405)
Balance at March 31, 2021	$702,559	$849,038	$377,068	$1,928,665

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first three months of 2021, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of the Company’s annual impairment test at October 31, 2020, all reporting units had fair values in excess of their carrying values.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2021 and December 31, 2020:

	At March 31, 2021				At December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$3,106	$(1,811)	$1,295	10	$3,030	$(1,740)	$1,290
Trade names	138,089	(74,118)	63,971	16	130,793	(72,685)	58,108
Customer relationships	337,646	(122,043)	215,603	13	318,350	(120,294)	198,056
Unpatented technology	122,561	(52,725)	69,836	13	122,287	(55,131)	67,156
Other	700	(665)	35	10	700	(647)	53
Total amortized intangible assets	602,102	(251,362)	350,740		575,160	(250,497)	324,663
Indefinite-lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$693,002	$(251,362)	$441,640		$666,060	$(250,497)	$415,563

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the Company’s annual impairment test at October 31, 2020, these indefinite-lived intangible assets had fair values in excess of their carrying values. In the first three months of 2021, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
Amortization of intangible assets was $11.0 million and $9.5 million for the three months ended March 31, 2021 and 2020, respectively. Based on the intangible asset balances as of March 31, 2021, amortization expense is expected to approximate $33.2 million for the remaining nine months of 2021, $43.5 million in 2022, $40.2 million in 2023, $38.3 million in 2024 and $36.6 million in 2025.

9.    Accrued Expenses

The components of accrued expenses as of March 31, 2021 and December 31, 2020 were:

	March 31, 2021	December 31, 2020
Payroll and related items	$68,277	$75,238
Management incentive compensation	6,489	15,763
Income taxes payable	17,365	13,453
Insurance	11,690	11,115
Warranty	7,610	7,394
Deferred revenue	33,286	28,374
Lease liability	16,468	16,721
Restructuring	2,860	3,868
Liability for uncertain tax positions	652	—
Accrued interest	12,660	3,592
Other	28,731	33,310
Total accrued expenses	$206,088	$208,828

10.    Other Noncurrent Liabilities

The components of other noncurrent liabilities as of March 31, 2021 and December 31, 2020 were:

	March 31, 2021	December 31, 2020
Pension and retiree medical obligations	$84,831	$99,417
Transition tax payable	14,208	14,208
Liability for uncertain tax positions	1,429	1,071
Deferred revenue	36,531	30,354
Lease liability	92,083	94,250
Other	26,288	27,497
Total other noncurrent liabilities	$255,370	$266,797

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
11.    Borrowings

Borrowings at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
4.20% Senior Notes, due December 2021	350,000	350,000
3.20% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
3.00% Senior Notes, due May 2030	500,000	500,000
Other borrowings	159	215
Total borrowings	1,050,159	1,050,215
Less current portion	46	88
Less deferred debt issuance costs	4,621	4,824
Less unaccreted debt discount	903	949
Total long-term borrowings	$1,044,589	$1,044,354

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

On April 27, 2020, the Company provided notice of its election to redeem early, on May 27, 2020, the $300.0 million aggregate principal amount outstanding of its 4.5% Senior Notes at a redemption price of $300.0 million plus a make-whole redemption premium of $6.8 million and accrued and unpaid interest of $6.1 million using proceeds from the Company’s 3.0% Senior Notes. In addition, the Company recognized the remaining $1.4 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity related to the interest rate exchange agreement associated with the 4.5% Senior Notes and wrote off the remaining $0.1 million of deferred issuance costs and $0.1 million of the debt issuance discount associated with the 4.5% Senior Notes for a total loss on early debt redemption of $8.4 million which was recorded within Other (income) expense - net in the Condensed Consolidated Statements of Operations during the three months ended June 30, 2020.

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

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. Such applicable margin is based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio and can range from 0.00% to 1.275%. Based on the Company’s leverage ratio at March 31, 2021, the applicable margin was 1.00% resulting in a weighted average interest rate of 1.19% for the three months ended March 31, 2021. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months.

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

The Credit Agreement contains customary affirmative and negative covenants for senior unsecured credit agreements. There are two key financial covenants that the Company is required to maintain in connection with the Credit Agreement and the Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”), both of which are tested quarterly and in the case of the leverage ratio under the Revolving Facility, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At March 31, 2021, the Company was in compliance with each financial covenant under Credit Agreement and the Notes. There are no financial covenants relating to the 3.0% Senior Notes or 4.2% Senior Notes; however, both are subject to cross-default provisions. The negative covenants include restrictions on the Company’s ability to grant liens, enter into transactions resulting in fundamental changes (such as mergers or sales of all or substantially all of the assets of the Company), make certain subsidiary dividends or distributions, engage in materially different lines of businesses and allow subsidiaries to incur certain additional debt.

The Credit Agreement also contains customary events of default (subject to grace periods, as appropriate).

At March 31, 2021, there was no balance outstanding under the Revolving Facility and $7.1 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at March 31, 2021 of approximately $792.9 million.

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

As of March 31, 2020, the $350.0 million 4.2% Senior Notes are due in December 2021 but have not been classified as short-term borrowings on the Condensed Consolidated Balance Sheets as the Company has the ability and intent to either refinance or repay the Notes using the available borrowing capacity of the Revolving Facility. As a result, the 4.2% Senior Notes remain classified as long-term borrowings in the Condensed Consolidated Balance Sheets as of March 31, 2021.

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

The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized in net income during the period of change. See Note 16 for the amount of loss reclassified into net income for interest rate contracts for the three months ended March 31, 2021 and 2020. As of March 31, 2021, the Company did not have any interest rate contracts outstanding.

In 2010 and 2011, the Company entered into two separate forward starting interest rate exchange agreements in anticipation of the issuance of the 4.2% Senior Notes and the 4.5% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which is being amortized into interest expense over the 10 year terms of the respective debt instruments. Approximately $2.4 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity at March 31, 2021 related to the 4.2% Senior Notes will be recognized in net income over the remaining nine months as the underlying hedged transaction is realized. In conjunction with the early redemption of the 4.5% Senior Notes on May 27, 2020, the Company accelerated the recognition of the remaining $1.4 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity related to the 4.5% Senior Notes and recorded such as Other (income) expense - net during the three months ended June 30, 2020 in the Condensed Consolidated Statements of Operations.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at March 31, 2021 and December 31, 2020:

	Basis of Fair Value Measurements
	Balance at March 31, 2021	Level 1	Level 2	Level 3
Available for sale securities	$13,486	$13,486	$—	$—

	Basis of Fair Value Measurements
	Balance at December 31, 2020	Level 1	Level 2	Level 3
Available for sale securities	$13,554	$13,554	$—	$—

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2021 or the year ended December 31, 2020.

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short term nature of these instruments. At March 31, 2021, the fair value of the outstanding indebtedness under the Company’s 3.0% Senior Notes, 3.2% Senior Notes, 3.37% Senior Notes, 4.2% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,087.8 million compared to the carrying value of $1,049.3 million. At December 31, 2020, the fair value of the outstanding indebtedness under the Company’s 3.0% Senior Notes, 3.2% Senior Notes, 3.37% Senior Notes, 4.2% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,127.6 million compared to the carrying value of $1,049.3 million. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to the Company’s rating.

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

Certain leases include one or more options to renew. The exercise of lease renewal options is at the Company’s sole discretion. The Company does not include renewal periods in any of the leases’ terms until the renewal is executed as they are generally not reasonably certain of being exercised. The Company does not have any material purchase options.

Certain of the Company’s lease agreements have rental payments that are adjusted periodically for inflation or that are based on usage. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases as of March 31, 2021 and December 31, 2020 was as follows:

	Balance Sheet Caption	March 31, 2021	December 31, 2020
Operating leases:
Building right-of-use assets - net	Other noncurrent assets	$99,027	$100,775
Equipment right-of-use assets - net	Other noncurrent assets	5,463	5,811
Total right-of-use assets - net		$104,490	$106,586
Operating leases:
Current lease liabilities	Accrued expenses	$16,468	$16,721
Noncurrent lease liabilities	Other noncurrent liabilities	92,083	94,250
Total lease liabilities		$108,551	$110,971

The components of lease cost for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease cost (1)	$7,435	$6,328
Variable lease cost	579	641
Total lease expense	$8,014	$6,969

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$6,410	$6,038
Right-of-use assets obtained in exchange for new operating lease liabilities	3,457	17,024

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Other supplemental information related to leases as of March 31, 2021 and December 31, 2020 was as follows:

Lease Term and Discount Rate	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases - building and equipment	9.24	9.43
Operating leases - vehicles	2.15	2.01
Weighted-average discount rate:
Operating leases - building and equipment	3.45%	3.51%
Operating leases - vehicles	2.10%	2.05%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at March 31, 2021 have scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2021 (excluding the three months ended March 31, 2021)	$14,706
2022	17,572
2023	14,717
2024	11,847
2025	11,041
Thereafter	57,464
Total lease payments	127,347
Less: Imputed interest	(18,796)
Present value of lease liabilities	$108,551

Total lease liabilities at December 31, 2020 had scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2021	$19,717
2022	17,014
2023	13,662
2024	11,681
2025	11,141
Thereafter	57,570
Total lease payments	130,785
Less: Imputed interest	(19,814)
Present value of lease liabilities	$110,971

15.    Restructuring Expenses and Asset Impairments

During the three months ended March 31, 2021, the Company incurred restructuring costs to facilitate long-term, sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and asset impairments. Restructuring costs include severance benefits, exit costs and asset impairments and are included in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Operations. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
In the first quarter of 2021, the Company consolidated certain facilities within the FMT segment, which resulted in an impairment charge of $0.1 million related to property, plant and equipment that was not relocated to the new location

Pre-tax restructuring expenses and asset impairments by segment for the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31, 2021
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$807	$—	$136	$943
Health & Science Technologies	625	—	—	625
Fire & Safety/Diversified Products	97	—	—	97
Corporate/Other	563	—	—	563
Total restructuring costs	$2,092	$—	$136	$2,228

Restructuring accruals of $2.9 million and $3.9 million at March 31, 2021 and December 31, 2020, respectively, are reflected in Accrued expenses in the Company’s Condensed Consolidated Balance Sheets. Severance benefits are expected to be paid by the end of the year using cash from operations. The changes in the restructuring accrual for the three months ended March 31, 2021 are as follows:

Restructuring
Balance at January 1, 2021	$3,868
Restructuring expenses	2,228
Payments, utilization and other	(3,236)
Balance at March 31, 2021	$2,860

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
16.    Other Comprehensive Income (Loss)

The components of Other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(48,439)	$—	$(48,439)	$(26,456)	$—	$(26,456)
Pension and other postretirement adjustments	1,054	(309)	745	2,874	(578)	2,296
Reclassification adjustments for derivatives	859	(195)	664	1,545	(351)	1,194
Total other comprehensive income (loss)	$(46,526)	$(504)	$(47,030)	$(22,037)	$(929)	$(22,966)

The amounts reclassified from Accumulated other comprehensive income (loss) to net income during the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020	Income Statement Caption
Pension and other postretirement plans:
Amortization of net (gain) loss	$1,054	$2,874	Other (income) expense - net
Total before tax	1,054	2,874
Provision for income taxes	(309)	(578)
Total net of tax	$745	$2,296
Derivatives:
Reclassification adjustments	$859	$1,545	Interest expense
Total before tax	859	1,545
Provision for income taxes	(195)	(351)
Total net of tax	$664	$1,194

17.    Common and Preferred Stock

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. There were no share repurchases during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company repurchased a total of 867 thousand shares at a cost of $108.9 million. As of March 31, 2021, the amount of share repurchase authorizations remaining was $712.0 million.

At March 31, 2021 and December 31, 2020, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and five million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at March 31, 2021 or December 31, 2020.

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

	Three Months Ended March 31,
	2021	2020
Weighted average fair value of grants	$38.59	$34.34
Dividend yield	1.01%	1.15%
Volatility	23.73%	22.01%
Risk-free interest rate	0.09% - 1.57%	1.43% - 1.68%
Expected life (in years)	5.74	5.80

Total compensation cost for stock options is as follows:

	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$227	$185
Selling, general and administrative expenses	2,694	3,145
Total expense before income taxes	2,921	3,330
Income tax benefit	(273)	(367)
Total expense after income taxes	$2,648	$2,963

A summary of the Company’s stock option activity as of March 31, 2021 and changes during the three months ended March 31, 2021 are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	963,726	$125.70	6.94	$70,829,529
Granted	266,985	197.12
Exercised	(34,500)	93.65
Forfeited	(10,191)	160.30
Outstanding at March 31, 2021	1,186,020	$142.42	7.47	$79,349,107
Vested and expected to vest as of March 31, 2021	1,117,282	$140.14	7.36	$77,293,221
Exercisable at March 31, 2021	589,346	$107.82	5.86	$59,819,281

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of March 31, 2021 and changes during the three months ended March 31, 2021 are presented as follows:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	111,300	$147.13
Granted	22,535	197.05
Vested	(18,909)	132.53
Forfeited	(2,610)	158.07
Unvested at March 31, 2021	112,316	$159.73

Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant.

Total compensation cost for restricted stock awards is as follows:

	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$167	$109
Selling, general and administrative expenses	1,446	982
Total expense before income taxes	1,613	1,091
Income tax benefit	(336)	(229)
Total expense after income taxes	$1,277	$862

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. A summary of the Company’s unvested cash-settled restricted stock activity as of March 31, 2021 and changes during the three months ended March 31, 2021 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2021	63,940	$199.20
Granted	19,480	197.10
Vested	(19,806)	196.77
Forfeited	(395)	209.32
Unvested at March 31, 2021	63,219	$209.32

Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$210	$71
Selling, general and administrative expenses	1,270	189
Total expense before income taxes	1,480	260
Income tax benefit	(113)	(16)
Total expense after income taxes	$1,367	$244

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

	Three Months Ended March 31,
	2021	2020
Weighted average fair value of grants	$247.49	$224.14
Dividend yield	—%	—%
Volatility	28.6%	19.5%
Risk-free interest rate	0.33%	1.30%
Expected life (in years)	2.93	2.94

A summary of the Company’s performance share unit activity as of March 31, 2021 and changes during the three months ended March 31, 2021 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	58,695	$218.16
Granted	29,020	247.49
Vested	—	—
Forfeited	(1,590)	212.77
Unvested at March 31, 2021	86,125	$227.13

On December 31, 2020, 24,305 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2020, the Company achieved a 201% payout factor and issued 48,867 common shares in February 2021 for awards that vested in 2020.

Total compensation cost for performance share units is as follows:

	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$—	$—
Selling, general and administrative expenses	1,738	2,049
Total expense before income taxes	1,738	2,049
Income tax benefit	(33)	(49)
Total expense after income taxes	$1,705	$2,000

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Condensed Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.

As of March 31, 2021, there was $14.7 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years, $7.5 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years, $5.6 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.2 years and $8.4 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 1.1 years.

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

	Pension Benefits
	Three Months Ended March 31,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$38	$508	$34	$540
Interest cost	64	183	461	263
Expected return on plan assets	(216)	(253)	(899)	(291)
Settlement loss recognized	48	—	302	—
Net amortization	89	548	442	426
Net periodic (benefit) cost	$23	$986	$340	$938

	Other Postretirement Benefits
	Three Months Ended March 31,
	2021	2020
Service cost	$178	$155
Interest cost	102	156
Net amortization	(169)	(136)
Net periodic (benefit) cost	$111	$175

The Company expects to contribute approximately $3.4 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans in 2021. During the first three months of 2021, the Company contributed a total of $1.1 million to fund these plans.

Effective September 30, 2019, the IDEX Corporation Retirement Plan (“Plan”), a U.S. defined benefit plan, was amended to freeze the accrual of retirement benefits for all participants. This action impacted fewer than 60 participants, as the Plan had been closed to new entrants as of December 31, 2004 and frozen as of December 31, 2005 for all but certain older, longer service participants. Subsequent to the freeze, termination of the Plan was approved in November 2019. Participants were notified in February 2020 and the Plan was terminated in May 2020. As a result of the termination, settlements were triggered in the first quarters of 2021 and 2020, resulting in the Company recording a charge of $48 thousand and $0.3 million to Other (income) expense - net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Plan’s funded status is 113%, with assets valued at $88.1 million and liabilities of $77.8 million.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
21.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $32.9 million for the three months ended March 31, 2021 from $25.5 million during the same period in 2020. The effective tax rate increased to 22.6% for the three months ended March 31, 2021 compared to 20.0% during the same period in 2020 primarily due to a decrease in the excess tax benefits related to share-based compensation.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.7 million.

22.    Subsequent Events

On April 27, 2021, the Company entered into a definitive agreement to acquire Airtech Group, Inc., US Valve Corporation and related entities (“Airtech”) from investment funds managed by EagleTree Capital for cash consideration of $470.0 million, subject to customary post-closing adjustments. Based in Rutherford, New Jersey, Airtech engineers and manufactures high performance regenerative blowers, pneumatic valves, air compressors and vacuum pumps. Airtech will be part of the Company’s GAST reporting unit within the Health & Science Technologies segment. The Company expects to close the transaction by the end of the second quarter of 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Liquidity and Capital Resources” and “Results of Operations” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s expected organic sales growth, the anticipated benefits of the Company’s acquisition of ABEL Pumps, L.P. and certain of its affiliates (“ABEL”), and the anticipated continuing effects of the COVID-19 pandemic, including with respect to the Company’s sales, improvements in the Company’s end markets, facility closures, supply chains and access to capital, capital expenditures, acquisitions, cost reductions, cash flow, revenues, earnings, liquidity, capital resources, market conditions, global economies and operating improvements, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: the duration of the COVID-19 pandemic and the continuing effects of the COVID-19 pandemic on the Company’s ability to operate its business and facilities, on the Company’s customers, on supply chains and on the U.S. and global economy generally; economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company’s results, particularly in light of the low levels of order backlogs it typically maintains; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section included in the Company’s most recent annual report on Form 10-K and the Company’s subsequent quarterly reports filed with the Securities and Exchange Commission (“SEC”) and the other risks discussed in the Company’s filings with the SEC. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

Overview

IDEX Corporation (“IDEX” or the “Company”) is an applied solutions company specializing in the manufacture of fluid and metering technologies, health and science technologies and fire, safety and other diversified products built to customers’ specifications. IDEX’s products are sold in niche markets across a wide range of industries throughout the world. Accordingly, IDEX’s businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where it does business and by the relationship of the U.S. Dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are important factors that influence the demand for IDEX’s products.

The Company has three reportable business segments: Fluid & Metering Technologies, Health & Science Technologies and Fire & Safety/Diversified Products. Within its three reportable segments, the Company maintains 13 reporting units that focus on organic growth and strategic acquisitions. Each of the 13 reporting units is tested annually for goodwill impairment.

The Fluid & Metering Technologies segment designs, produces and distributes positive displacement pumps, small volume provers, flow meters, injectors and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agriculture and energy industries. The Fluid & Metering Technologies segment contains the Energy reporting unit (comprised of Corken, Liquid Controls, SAMPI, Toptech and Flow MD), the Valves reporting unit (comprised of Alfa Valvole, Richter and Aegis), the Water reporting unit (comprised of Pulsafeeder, OBL, Knight, ADS, Trebor and iPEK), the Pumps reporting unit (comprised of Viking, Warren Rupp and ABEL) and the Agriculture reporting unit (comprised of Banjo).

The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded sealing components, custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment, engineered hygienic mixers and valves for the global biopharmaceutical industry, biocompatible medical devices and implantables, air compressors used in medical, dental and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Health & Science Technologies segment contains the Scientific Fluidics & Optics reporting unit (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, thinXXS, CVI Melles Griot, Semrock, Advanced Thin Films and FLI), the Sealing Solutions reporting unit (comprised of Precision Polymer Engineering, FTL Seals Technology, Novotema, SFC Koenig and Velcora), the Gast reporting unit, the Micropump reporting unit and the Material Processing Technologies reporting unit (comprised of Quadro, Fitzpatrick, Microfluidics and Matcon).

On April 27, 2021, the Company entered into a definitive agreement to acquire Airtech Group, Inc., US Valve Corporation and related entities (“Airtech”) from investment funds managed by EagleTree Capital for cash consideration of $470.0 million, subject to customary post-closing adjustments. Based in Rutherford, New Jersey, Airtech engineers and manufactures high performance regenerative blowers, pneumatic valves, air compressors and vacuum pumps. Airtech will be part of the Company’s GAST reporting unit within the Health & Science Technologies segment. The Company expects to close the transaction by the end of the second quarter of 2021.

The Fire & Safety/Diversified Products segment designs, produces and develops firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The Fire & Safety/Diversified Products segment is comprised of the Fire & Safety reporting unit (comprised of Class 1, Hale, Akron Brass, Weldon, AWG Fittings, Godiva, Dinglee, Hurst Jaws of Life, Lukas and Vetter), the BAND-IT reporting unit and the Dispensing reporting unit.

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

This report references organic sales, a non-GAAP measure, that refers to sales from continuing operations calculated according to accounting principles generally accepted in the United States of America (“U.S. GAAP”) but excludes (1) the impact of foreign currency translation and (2) sales from acquired or divested businesses during the first 12 months of ownership or prior to divestiture. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping to identify underlying growth trends in the Company’s business and facilitating easier comparisons of its revenue performance with prior and future periods and to its peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long-term performance difficult due to the varying nature, size and number of transactions from period to period and between the Company and its peers.

EBITDA, a non-GAAP measure, means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across its three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within its industry. Management believes that EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 11 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements” such as EBITDA interest coverage, which is EBITDA divided by consolidated interest expense. In addition, this report presents Adjusted EBITDA, which is EBITDA adjusted for items that are not reflective of ongoing operations, such as restructuring expenses and asset impairments and a fair value inventory step-up charge, and Adjusted EBITDA interest coverage, which is Adjusted EBITDA divided by consolidated interest expense. Management believes that Adjusted EBITDA is useful as a performance indicator of ongoing operations. The Company believes that Adjusted EBITDA is also useful to some investors as an indicator of the strength and performance of the Company and its segments’ ongoing business operations and a way to evaluate and compare operating performance and value companies within its industry. The definition of Adjusted EBITDA used here may differ from that used by other companies.

Organic sales have been reconciled to net sales and EBITDA has been reconciled to net income in Item 2 under the heading “Non-GAAP Disclosures.” The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that the Company does not allocate consolidated interest expense or the consolidated provision for income taxes to its segments.

Management uses Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted earnings per share (“EPS”) and Adjusted EBITDA as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as restructuring expenses and asset impairments and a fair value inventory step-up charge. Management also uses free cash flow as a measure of operating performance because it provides management a measurement of cash generated from operations that is available for mandatory payment obligations and investment opportunities, such as funding acquisitions, paying dividends, repaying debt and repurchasing the Company’s common stock. Each of Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EPS, Adjusted EBITDA and free cash flow are non-GAAP measures and have been reconciled to their most directly comparable GAAP measures in Item 2 under the heading “Non-GAAP Disclosures.”

The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Some of the Company’s key financial results for the three months ended March 31, 2021 when compared to the same period in the prior year are as follows:

•Sales of $652.0 million increased 10%; organic sales (which excludes acquisitions and foreign currency translation) were up 6%.
•Operating income of $155.5 million increased 11%. Adjusted for $2.2 million of restructuring expenses and asset impairments and a $0.7 million fair value inventory step-up charge, adjusted operating income increased 13% to $158.4 million.
•Net income of $112.7 million increased 10%. Adjusted for $1.7 million of restructuring expenses and asset impairments and the $0.4 million fair value inventory step-up charge, both net of related tax benefits, adjusted net income increased 13% to $114.8 million.
•EBITDA of $177.9 million was 27% of sales and covered interest expense by almost 17 times. Adjusted EBITDA of $180.8 million was 28% of sales and covered interest expense by almost 17 times.
•Diluted EPS of $1.48 increased 15 cents, or 11%. Adjusted EPS of $1.51 increased 18 cents, or 14%.

The Company continues to participate in the fight to end the COVID-19 pandemic. Safety remains the Company’s top priority and protocols have been implemented at all of its facilities, including temperature taking, social distancing, enhanced cleaning and face coverings. These measures have enabled successful business continuity, allowing the Company’s facilities to remain in operation with only temporary shutdowns. Although the Company has remained in operation throughout the pandemic and continued to meet the needs of its customers, the pandemic and the enacted containment measures did affect the Company’s business and results of operations. From the onset of the pandemic through the second quarter of 2020, the Company’s customers purchased less product than they have historically purchased; however, beginning in the third quarter of 2020 and continuing through the first quarter of 2021 the Company has seen improvement in its end markets and expects them to continue to normalize to historical levels throughout 2021. Additionally, IDEX has implemented cost reduction actions, including employee reductions and facility consolidations, and continues to maintain a tight cost control environment. The continuing impact of COVID-19 and the enacted containment measures cannot be predicted and may continue to adversely affect the Company’s business, results of operations, financial condition and liquidity.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.7 million.

Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the three months ended March 31, 2021 and 2020. Segment operating income and EBITDA exclude unallocated corporate operating expenses of $18.6 million and $17.5 million for the three months ended March 31, 2021 and 2020, respectively.

Consolidated Results for the Three Months Ended March 31, 2021 Compared with the Same Period in 2020

(In thousands)	Three Months Ended March 31,
	2021	2020
Net sales	$652,036	$594,462
Operating income	155,547	139,941
Operating margin	23.9%	23.5%

Sales in the first quarter of 2021 were $652.0 million, which was a 10% increase compared to the same period in 2020. This reflects a 6% increase in organic sales, a 1% increase from acquisitions (ABEL - March 2021 and Flow MD - February 2020) and a 3% favorable impact from foreign currency translation. Sales to customers outside the U.S. represented approximately 54% of total sales in the first quarter of 2021 compared to 50% during the same period in 2020.

Gross profit of $292.6 million in the first quarter of 2021 increased $20.7 million, or 8%, compared to the same period in 2020 and gross margin of 44.9% in the first quarter of 2021 decreased 80 basis points from 45.7% during the same period in 2020. Gross profit increased compared to the prior year period primarily as a result of higher volume and price. The decrease in gross margin was primarily due to increases to inventory reserves associated with COVID-19 new product development (“NPD”) opportunities not materializing, lower margins from the ABEL and Flow MD acquisitions and the fair value inventory step-up charge.

Selling, general and administrative expenses increased to $134.8 million in the first quarter of 2021 from $132.0 million during the same period in 2020, primarily due to the ABEL and Flow MD acquisitions and an unfavorable impact from foreign currency translation, partially offset by lower discretionary spending. Corporate costs increased to $18.0 million in the first quarter of 2021 compared to $17.5 million during the same period in 2020 primarily due to higher acquisition and variable compensation expenses. As a percentage of sales, selling, general and administrative expenses were 20.7% for the first quarter of 2021, down 150 basis points compared to 22.2% during the same period in 2020.

The Company incurred $2.2 million of restructuring expenses and asset impairments in the first quarter of 2021 primarily related to severance benefits for cost reduction actions consisting of employee reductions as well as asset impairments related to property, plant and equipment resulting from the consolidation of certain facilities.

Operating income of $155.5 million and operating margin of 23.9% in the first quarter of 2021 were up from the $139.9 million and 23.5%, respectively, recorded during the same period in 2020. The increases in operating income and operating margin are primarily due to higher volume, price and cost savings, partially offset by restructuring expenses and asset impairments and lower gross margin.

Other (income) expense - net was $0.8 million of income in the first quarter of 2021 compared to $1.6 million of expense during the same period in 2020, primarily due to higher gains on pension-related investments, higher foreign currency transaction gains and lower pension expense, partially offset by lower interest income.

Interest expense of $10.8 million in the first quarter of 2021 was slightly lower than the $10.9 million during the same period in 2020 due to borrowings under the Revolving Facility (defined below) in 2020 that did not reoccur in 2021.

The provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $32.9 million in the first quarter of 2021 compared to $25.5 million during the same period in 2020. The effective tax rate increased to 22.6% in the first quarter of 2021 compared to 20.0% during the same period in 2020 primarily due to a decrease in the excess tax benefits related to share-based compensation.

Net income of $112.7 million in the first quarter of 2021 increased from $102.0 million during the same period in 2020. Diluted earnings per share of $1.48 in the first quarter of 2021 increased $0.15, or 11%, compared to the same period in 2020.

For the three months ended March 31, 2021, Fluid & Metering Technologies contributed 37% of sales, 36% of operating income and 36% of EBITDA; Health & Science Technologies contributed 38% of sales, 38% of operating income and 39% of EBITDA; and Fire & Safety/Diversified Products contributed 25% of sales, 26% of operating income and 25% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.

Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended March 31,
	2021	2020
Net sales	$243,365	$226,861
Operating income	62,897	66,771
Operating margin	25.8%	29.4%

Sales of $243.4 million increased $16.5 million, or 7%, in the first quarter of 2021 compared to the same period in 2020. This reflects a 2% increase in organic sales, a 3% increase from acquisitions (ABEL - March 2021 and Flow MD - February 2020) and a 2% favorable impact from foreign currency translation. In the first quarter of 2021, sales increased 3% domestically and 13% internationally compared to the same period in 2020. Sales to customers outside the U.S. were approximately 46% of total segment sales in the first quarter of 2021 compared to 44% during the same period in 2020.

Sales within the Company’s Agriculture reporting unit increased in the first quarter of 2021 compared to the same period in 2020 primarily due to increased demand across both the agricultural and industrial original equipment manufacturer (“OEM”) markets. Sales within the Company’s Energy reporting unit increased in the first quarter of 2021 compared to the same period in 2020 primarily due to the acquisition of Flow MD and positive momentum within the downstream oil and gas markets. Sales within the Company’s Valves reporting unit increased in the first quarter of 2021 compared to the same period in 2020 primarily due to the favorable impact of foreign currency translation. Sales within the Company’s Water reporting unit increased in the first quarter of 2021 compared to the same period in 2020 primarily due to water saving project volume. Sales within the Company’s Pumps reporting unit increased in the first quarter of 2021 compared to the same period in 2020 primarily due to the acquisition of ABEL and recovery within the industrial market.

Operating income of $62.9 million and operating margin of 25.8% in the first quarter of 2021 were lower than the $66.8 million and 29.4%, respectively, recorded during the same period in 2020, primarily due to increases to inventory reserves associated with COVID-19 NPD opportunities not materializing, lower margins from the ABEL and Flow MD acquisitions, restructuring expenses and asset impairments and the fair value inventory step-up charge, partially offset by higher volume and cost savings.

Health & Science Technologies Segment

(In thousands)	Three Months Ended March 31,
	2021	2020
Net sales	$250,369	$224,059
Operating income	66,650	52,643
Operating margin	26.6%	23.5%

Sales of $250.4 million increased $26.3 million, or 12%, in the first quarter of 2021 compared to the same period in 2020. This reflects a 9% increase in organic sales and a 3% favorable impact from foreign currency translation. In the first quarter of 2021, sales decreased 2% domestically and increased 22% internationally compared to the same period in 2020. Sales to customers outside the U.S. were approximately 63% of total segment sales in the first quarter of 2021 compared to 57% during the same period in 2020.

Sales within the Company’s Material Processing Technologies reporting unit increased in the first quarter of 2021 compared to the same period in 2020 primarily due to continued demand in the food and pharmaceutical markets. Sales within the Company’s Sealing Solutions reporting unit increased in the first quarter of 2021 compared to the same period in 2020 primarily due to strength in the semiconductor market and a rebound in the automotive market. Sales within the Company’s Gast reporting unit increased in the first quarter of 2021 compared to the same period in 2020 primarily due to recovery in the industrial market and targeted growth initiatives. Sales within the Company’s Scientific Fluidics & Optics reporting unit increased in the first quarter of 2021 compared to the same period in 2020 primarily due to recovery in analytical instrumentation and strength in several optics end markets. Sales within the Company’s Micropump reporting unit decreased in the first quarter of 2021 compared to the same period in 2020 primarily due to weakness in core printing and industrial distribution.

    Operating income of $66.7 million and operating margin of 26.6% in the first quarter of 2021 were higher than the $52.6 million and 23.5%, respectively, recorded during the same period in 2020, primarily due to higher volume and cost savings, partially offset by restructuring expenses and asset impairments.

Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended March 31,
	2021	2020
Net sales	$159,484	$144,324
Operating income	44,560	38,037
Operating margin	27.9%	26.4%

Sales of $159.5 million increased $15.2 million, or 11%, in the first quarter of 2021 compared to the same period in 2020. This reflects a 7% increase in organic sales and a 4% favorable impact from foreign currency translation. In the first quarter of 2021, sales increased 1% domestically and 21% internationally compared to the same period in 2020. Sales to customers outside the U.S. were approximately 53% of total segment sales in the first quarter of 2021 compared to 48% during the same period in 2020.

Sales within the Company’s Dispensing reporting unit increased in the first quarter of 2021 compared to the same period in 2020 primarily due to a strong recovery from COVID-19 in the paint market. Sales within the Company’s Fire & Safety reporting unit increased in the first quarter of 2021 compared to the same period in 2020 primarily due to the favorable impact of foreign currency translation partly offset by COVID-19 driven municipal spending delays. Sales within the Company’s Band-It reporting unit increased in the first quarter of 2021 compared to the same period in 2020 primarily due to the favorable impact of foreign currency translation as well as a rebound in the automotive market.

Operating income of $44.6 million and operating margin of 27.9% in the first quarter of 2021 were higher than the $38.0 million and 26.4%, respectively, recorded during the same period in 2020, primarily due to higher volume and cost savings.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities for the first quarter of 2021 increased $24.6 million, or 29%, to $109.3 million compared to the first quarter of 2020 primarily due to higher earnings and a favorable impact from the timing of accrued expenses. At March 31, 2021, working capital was $1,273.6 million and the Company’s current ratio was 4.4 to 1. At March 31, 2021, the Company’s cash and cash equivalents totaled $958.1 million, of which $471.3 million was held outside of the United States. The COVID-19 pandemic has impacted and may continue to impact the Company’s operating cash flows through direct and indirect effects on the Company’s operations, customers and supply chain. Although the Company has been able to operate through the COVID-19 pandemic with only temporary shutdowns, any future disruptions due to operational shutdowns may impact the Company’s ability to operate as well as generate operating cash flow. Based on currently available information and management’s current expectations, the Company anticipates that it has sufficient cash on hand and sufficient access to capital to continue to fund operations for at least the next twelve months. However, the continuing impact of COVID-19 and its associated containment measures cannot be predicted with certainty and may increase the Company’s incremental borrowing costs and other costs of capital and otherwise adversely affect the Company’s business, results of operations, financial condition and liquidity, and the Company cannot assure that it will have access to external financing at times and on terms the Company considers acceptable, or at all, or that the Company will not experience other liquidity issues going forward.

Investing Activities

Cash flows used in investing activities for the first quarter of 2021 decreased by $14.2 million to $119.5 million compared to the same period in 2020, primarily due to lower cash outflows for acquisitions, partially offset by higher capital expenditures.

Cash flows from operations were more than adequate to fund capital expenditures of $14.6 million and $12.8 million in the first quarters of 2021 and 2020, respectively. The Company believes it has sufficient operating cash flow to continue to meet current obligations and invest in planned capital expenditures. Capital expenditures are generally expenditures for machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.

Financing Activities

Cash flows used in financing activities for the first quarter of 2021 were $40.4 million compared to $7.8 million during the same period in 2020, primarily due to borrowings under the Revolving Facility in 2020 that did not reoccur, partially offset by lower share repurchases and shares surrendered for tax purposes in 2021.

Liquidity

The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements and quarterly dividend payments to holders of the Company’s common stock for the foreseeable future. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of March 31, 2021, there was no balance outstanding under the Revolving Facility and $7.1 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $792.9 million. The Company believes that additional borrowings through various financing alternatives remain available, if required.

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

On May 31, 2019, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement consists of a revolving credit facility (the “Revolving Facility”), which is an $800.0 million unsecured, multi-currency bank credit facility maturing on May 31, 2024. The Credit Agreement replaced the Company’s prior five-year, $700 million credit agreement, dated as of June 23, 2015, which was due to expire in June 2020. At March 31, 2021, there was no balance outstanding under the Revolving Facility and $7.1 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $792.9 million.

Borrowings under the Credit Agreement bear interest, at either an alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. Such applicable margin is based on the lower of the Company’s senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio and can range from 0.00% to 1.275%. Based on the Company’s leverage ratio at March 31, 2021, the applicable margin was 1.00% resulting in a weighted average interest rate of 1.19% for the three months ended March 31, 2021. Interest is payable (a) in the case of base rate loans, quarterly, and (b) in the case of LIBOR loans, on the last day of the applicable interest period selected, or every three months from the effective date of such interest period for interest periods exceeding three months. The Company may request increases in the lending commitments under the Credit Agreement, but the aggregate lending commitments pursuant to such increases may not exceed $400 million.

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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes: a minimum interest coverage ratio of 3.00 to 1 and a maximum leverage ratio of 3.50 to 1. In the case of the leverage ratio, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At March 31, 2021, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 15.28 to 1 and the leverage ratio was 1.60 to 1. There are no financial covenants relating to the 3.0% Senior Notes or the 4.2% Senior Notes; however, both are subject to cross-default provisions.

Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. There were no share repurchases during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company repurchased a total of 867 thousand shares at a cost of $108.9 million. As of March 31, 2021, the amount of share repurchase authorization remaining is $712.0 million.

Non-GAAP Disclosures

Set forth below are reconciliations of Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EPS, EBITDA and Adjusted EBITDA to the comparable measures of gross profit, operating income, net income and EPS, as determined in accordance with U.S. GAAP. The Company has reconciled Adjusted gross profit to Gross profit, Adjusted operating income to Operating income; Adjusted net income to Net income; Adjusted EPS to EPS; and consolidated EBITDA, segment EBITDA, Adjusted consolidated EBITDA and Adjusted segment EBITDA to Net income. The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that the Company does not allocate consolidated interest expense or the consolidated provision for income taxes to its segments.

EBITDA, a non-GAAP measure, means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across the Company’s three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within the Company’s industry. Management believes that EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 11 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements” such as EBITDA interest coverage, which is EBITDA divided by consolidated interest expense. In addition, this report presents Adjusted EBITDA, which is EBITDA adjusted for items that are not reflective of ongoing operations, such as restructuring expenses and asset impairments and a fair value inventory step-up charge, and Adjusted EBITDA interest coverage, which is Adjusted EBITDA divided by consolidated interest expense. Management believes that Adjusted EBITDA is useful as a performance indicator of ongoing operations. The Company believes that Adjusted EBITDA is also useful to some investors as an indicator of the strength and performance of the Company and its segments’ ongoing business operations and a way to evaluate and compare operating performance and value companies within the Company’s industry. The definition of Adjusted EBITDA used here may differ from that used by other companies.

This report references organic sales, a non-GAAP measure, that refers to sales from continuing operations calculated according to U.S. GAAP but excludes (1) the impact of foreign currency translation and (2) sales from acquired or divested businesses during the first 12 months of ownership or prior to divestiture. The portion of sales attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and (b) the period-to-period change in organic sales after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales provides useful information to investors by helping to identify underlying growth trends in the Company’s business and facilitating easier comparisons of the Company’s revenue performance with prior and future periods and to its peers. The Company excludes the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long-term performance difficult due to the varying nature, size and number of transactions from period to period and between the Company and its peers.

Management uses Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EPS and Adjusted EBITDA as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as restructuring expenses and asset impairments and a fair value inventory step-up charge. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making.

In addition to measuring the Company’s cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure) which represents net cash provided by operating activities minus capital expenditures. The Company believes that free cash flow is an important measure of operating performance because it provides management a measurement of cash generated from operations that is available for mandatory payment obligations and investment opportunities, such as funding acquisitions, paying dividends, repaying debt and repurchasing the Company’s common stock.

The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	Three Months Ended March 31, 2021
	FMT	HST	FSDP	IDEX
Change in net sales	7%	12%	11%	10%
- Impact from acquisitions	3%	—%	—%	1%
- Impact from foreign currency	2%	3%	4%	3%
Change in organic net sales	2%	9%	7%	6%

2. Reconciliations of Reported-to-Adjusted Gross Profit and Margin

(dollars in thousands)	Three Months Ended March 31,
	2021	2020
Gross profit	$292,623	$271,956
+ Fair value inventory step-up charge	664	—
Adjusted gross profit	$293,287	$271,956

Net sales	$652,036	$594,462

Gross profit margin	44.9%	45.7%
Adjusted gross profit margin	45.0%	45.7%

3. Reconciliations of Reported-to-Adjusted Operating Income and Margin

(dollars in thousands)	Three Months Ended March 31, 2021
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$62,897	$66,650	$44,560	$(18,560)	$155,547
+ Restructuring expenses and asset impairments	943	625	97	563	2,228
+ Fair value inventory step-up charge	664	—	—	—	664
Adjusted operating income (loss)	$64,504	$67,275	$44,657	$(17,997)	$158,439

Net sales (eliminations)	$243,365	$250,369	$159,484	$(1,182)	$652,036

Operating margin	25.8%	26.6%	27.9%	n/m	23.9%
Adjusted operating margin	26.5%	26.9%	28.0%	n/m	24.3%

	Three Months Ended March 31, 2020
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$66,771	$52,643	$38,037	$(17,510)	$139,941
+ Restructuring expenses and asset impairments	—	—	—	—	—
+ Fair value inventory step-up charge	—	—	—	—	—
Adjusted operating income (loss)	$66,771	$52,643	$38,037	$(17,510)	$139,941

Net sales (eliminations)	$226,861	$224,059	$144,324	$(782)	$594,462

Operating margin	29.4%	23.5%	26.4%	n/m	23.5%
Adjusted operating margin	29.4%	23.5%	26.4%	n/m	23.5%

4. Reconciliations of Reported-to-Adjusted Net Income and EPS

(in thousands, except EPS)	Three Months Ended March 31,
	2021	2020
Reported net income attributable to IDEX	$112,708	$101,998
+ Restructuring expenses and asset impairments	2,228	—
+ Tax impact on restructuring expenses and asset impairments	(533)	—
+ Fair value inventory step-up charge	664	—
+ Tax impact on fair value inventory step-up charge	(199)	—
Adjusted net income attributable to IDEX	$114,868	$101,998

	Three Months Ended March 31,
	2021	2020
Reported EPS attributable to IDEX	$1.48	$1.33
+ Restructuring expenses and asset impairments	0.03	—
+ Tax impact on restructuring expenses and asset impairments	(0.01)	—
+ Fair value inventory step-up charge	0.01	—
+ Tax impact on fair value inventory step-up charge	—	—
Adjusted EPS attributable to IDEX	$1.51	$1.33

Diluted weighted average shares	76,341	76,452

5. Reconciliations of EBITDA to Net Income

(dollars in thousands)	Three Months Ended March 31, 2021
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$62,897	$66,650	$44,560	$(18,560)	$155,547
- Other (income) expense - net	9	(345)	(271)	(241)	(848)
+ Depreciation and amortization	7,053	10,513	3,872	106	21,544
EBITDA	69,941	77,508	48,703	(18,213)	177,939
- Interest expense					10,776
- Provision for income taxes					32,947
- Depreciation and amortization					21,544
Net income					$112,672

Net sales (eliminations)	$243,365	$250,369	$159,484	$(1,182)	$652,036
Operating margin	25.8%	26.6%	27.9%	n/m	23.9%
EBITDA margin	28.7%	31.0%	30.5%	n/m	27.3%
EBITDA interest coverage					16.5

	Three Months Ended March 31, 2020
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$66,771	$52,643	$38,037	$(17,510)	$139,941
- Other (income) expense - net	766	(531)	(315)	1,645	1,565
+ Depreciation and amortization	5,398	10,659	3,759	181	19,997
EBITDA	71,403	63,833	42,111	(18,974)	158,373
- Interest expense					10,877
- Provision for income taxes					25,501
- Depreciation and amortization					19,997
Net income					$101,998

Net sales (eliminations)	$226,861	$224,059	$144,324	$(782)	$594,462
Operating margin	29.4%	23.5%	26.4%	n/m	23.5%
EBITDA margin	31.5%	28.5%	29.2%	n/m	26.6%
EBITDA interest coverage					14.6

6. Reconciliations of EBITDA to Adjusted EBITDA

(dollars in thousands)	Three Months Ended March 31, 2021
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$69,941	$77,508	$48,703	$(18,213)	$177,939
+ Restructuring expenses and asset impairments	943	625	97	563	2,228
+ Fair value inventory step-up charge	664	—	—	—	664
Adjusted EBITDA	$71,548	$78,133	$48,800	$(17,650)	$180,831

Adjusted EBITDA margin	29.4%	31.2%	30.6%	n/m	27.7%
Adjusted EBITDA interest coverage					16.8

	Three Months Ended March 31, 2020
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$71,403	$63,833	$42,111	$(18,974)	$158,373
+ Restructuring expenses and asset impairments	—	—	—	—	—
+ Fair value inventory step-up charge	—	—	—	—	—
Adjusted EBITDA	$71,403	$63,833	$42,111	$(18,974)	$158,373

Adjusted EBITDA margin	31.5%	28.5%	29.2%	n/m	26.6%
Adjusted EBITDA interest coverage					14.6

(1) EBITDA, a non-GAAP financial measure, is reconciled to net income, its most directly comparable GAAP financial measure, immediately above in Item 5.

7. Reconciliations of Cash Flows from Operating Activities to Free Cash Flow

	Three Months Ended
(dollars in thousands)	March 31,
	2021	2020
Cash flows from operating activities	$109,324	$84,760
- Capital expenditures	14,609	12,762
Free cash flow	$94,715	$71,998

Critical Accounting Policies

As discussed in the Annual Report on Form 10-K for the year ended December 31, 2020, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. See Part 1, Notes to the Condensed Consolidated Financial Statements, Note 1 Basis of Presentation and Significant Accounting Policies. There have been no changes to the Company’s critical accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of March 31, 2021, the Company did not have any derivative instruments outstanding.

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

Interest Rate Fluctuation

The Company does not have significant interest rate exposure due to all of the $1,050.2 million of debt outstanding as of March 31, 2021 being fixed rate debt.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2021 to January 31, 2021	—	$—	—	$712,001,005
February 1, 2021 to February 28, 2021	—	—	—	712,001,005
March 1, 2021 to March 31, 2021	—	—	—	712,001,005
Total	—	$—	—	$712,001,005

(1)On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date.

Item 6.    Exhibits.

Exhibit Number	Description

3.1
Amended and Restated Bylaws of IDEX Corporation, effective as of February 24, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report of IDEX Corporation on Form 8-K filed with the SEC on February 26, 2021)

10.1*,**	Separation Agreement between IDEX Corporation and Jeffrey Bucklew, dated as of February 5, 2021

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Comprehensive Income, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Management contract or compensatory plan or agreement.

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
Date: April 28, 2021