Form 10-Q
period 2021-06-30
IDEX CORP /DE/
filed 2021-07-28
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission file number 1-10235
IDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code: (847) 498-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of July 23, 2021: 75,998,135.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$714,380	$1,025,851
Receivables, less allowance for doubtful accounts of $5,907 at June 30, 2021 and $6,091 at December 31, 2020	356,469	293,146
Inventories	360,079	289,910
Other current assets	62,761	48,324
Total current assets	1,493,689	1,657,231
Property, plant and equipment - net	313,353	298,273
Goodwill	2,210,570	1,895,574
Intangible assets - net	626,586	415,563
Other noncurrent assets	138,799	147,757
Total assets	$4,782,997	$4,414,398
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$178,796	$151,993
Accrued expenses	230,426	208,828
Short-term borrowings	41	88
Dividends payable	41,096	38,149
Total current liabilities	450,359	399,058
Long-term borrowings	1,189,828	1,044,354
Deferred income taxes	211,164	163,863
Other noncurrent liabilities	258,782	266,797
Total liabilities	2,110,133	1,874,072
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,069,757 shares at June 30, 2021 and 90,071,763 shares at December 31, 2020	901	901
Additional paid-in capital	785,674	775,153
Retained earnings	2,974,163	2,841,546
Treasury stock at cost: 13,965,568 shares at June 30, 2021 and 14,111,221 shares at December 31, 2020	(1,058,719)	(1,063,872)
Accumulated other comprehensive income (loss)	(29,223)	(13,525)
Total shareholders’ equity	2,672,796	2,540,203
Noncontrolling interest	68	123
Total equity	2,672,864	2,540,326
Total liabilities and equity	$4,782,997	$4,414,398
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$685,947	$561,249	$1,337,983	$1,155,711
Cost of sales	379,875	326,449	739,288	648,955
Gross profit	306,072	234,800	598,695	506,756
Selling, general and administrative expenses	144,680	120,365	279,528	252,380
Restructuring expenses and asset impairments	3,136	3,841	5,364	3,841
Operating income	158,256	110,594	313,803	250,535
Other (income) expense - net	17,175	6,460	16,327	8,025
Interest expense	11,205	12,439	21,981	23,316
Income before income taxes	129,876	91,695	275,495	219,194
Provision for income taxes	27,697	20,831	60,644	46,332
Net income	$102,179	$70,864	214,851	172,862
Net (income) loss attributable to noncontrolling interest	16	—	52	—
Net income attributable to IDEX	$102,195	$70,864	$214,903	$172,862

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.34	$0.94	$2.83	$2.29
Diluted earnings per common share attributable to IDEX	$1.34	$0.93	$2.81	$2.27

Share data:
Basic weighted average common shares outstanding	75,968	75,171	75,930	75,459
Diluted weighted average common shares outstanding	76,429	75,937	76,385	76,198
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$102,179	$70,864	$214,851	$172,862
Other comprehensive income (loss):
Reclassification adjustments for derivatives, net of tax	1,867	2,116	2,531	3,310
Pension and other postretirement adjustments, net of tax	9,210	(631)	9,955	1,665
Cumulative translation adjustment	20,255	19,271	(28,184)	(7,185)
Other comprehensive income (loss)	31,332	20,756	(15,698)	(2,210)
Comprehensive income	133,511	91,620	199,153	170,652
Comprehensive (income) loss attributable to noncontrolling interest	21	—	55	—
Comprehensive income attributable to IDEX	$133,532	$91,620	$199,208	$170,652
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	$776,054	$2,841,546	$13,430	$(24,424)	$(2,531)	$(1,063,872)	$2,540,203	$123	$2,540,326
Net income (loss)	—	112,708	—	—	—	—	112,708	(36)	112,672
Cumulative translation adjustment	—	—	(48,439)	—	—	—	(48,439)	2	(48,437)
Net change in retirement obligations (net of tax of $309)	—	—	—	745	—	—	745	—	745
Net change on derivatives designated as cash flow hedges (net of tax of $195)	—	—	—	—	664	—	664	—	664
Issuance of 106,122 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $1,865)	—	—	—	—	—	3,231	3,231	—	3,231
Shares surrendered for tax withholding	—	—	—	—	—	(5,460)	(5,460)	—	(5,460)
Share-based compensation	6,274	—	—	—	—	—	6,274	—	6,274
Balance, March 31, 2021	$782,328	$2,954,254	$(35,009)	$(23,679)	$(1,867)	$(1,066,101)	$2,609,926	$89	$2,610,015
Net income (loss)	—	102,195	—	—	—	—	102,195	(16)	102,179
Cumulative translation adjustment	—	—	20,255	—	—	—	20,255	(5)	20,250
Net change in retirement obligations (net of tax of $2,799)	—	—	—	9,210	—	—	9,210	—	9,210
Net change on derivatives designated as cash flow hedges (net of tax of $549)	—	—	—	—	1,867	—	1,867	—	1,867
Issuance of 67,476 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $621)	—	—	—	—	—	7,456	7,456	—	7,456
Shares surrendered for tax withholding	—	—	—	—	—	(74)	(74)	—	(74)
Share-based compensation	4,247	—	—	—	—	—	4,247	—	4,247
Cash dividends declared - $1.08 per common share outstanding	—	(82,286)	—	—	—	—	(82,286)	—	(82,286)
Balance, June 30, 2021	$786,575	$2,974,163	$(14,754)	$(14,469)	$—	$(1,058,719)	$2,672,796	$68	$2,672,864

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

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$214,851	$172,862
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	226	—
Depreciation and amortization	21,480	20,591
Amortization of intangible assets	24,513	20,032
Amortization of debt issuance expenses	961	976
Share-based compensation expense	13,245	13,665
Deferred income taxes	(13,982)	2,421
Non-cash interest expense associated with forward starting swaps	3,275	4,284
Termination of the U.S. pension plan	9,688	—
Changes in (net of the effect from acquisitions):
Receivables	(46,257)	34,253
Inventories	(20,936)	(9,529)
Other current assets	125	(18,421)
Trade accounts payable	22,569	(6,842)
Deferred revenue	15,502	20,346
Accrued expenses	1,217	(3,084)
Other - net	(881)	2,659
Net cash flows provided by operating activities	245,596	254,213
Cash flows from investing activities
Purchases of property, plant and equipment	(30,593)	(21,085)
Acquisition of businesses, net of cash acquired	(575,606)	(120,839)
Note receivable from collaborative partner	(4,200)	—
Proceeds from disposal of fixed assets	242	2,114
Other - net	905	(636)
Net cash flows used in investing activities	(609,252)	(140,446)
Cash flows from financing activities
Borrowings under revolving credit facilities	—	150,000
Proceeds from issuance of 3.0% Senior Notes	—	499,100
Proceeds from issuance of 2.625% Senior Notes	499,380	—
Payment of 4.5% Senior Notes	—	(300,000)
Payment of 4.2% Senior Notes	(350,000)	—
Payments under revolving credit facilities	—	(150,000)
Payment of make-whole redemption premium	(6,659)	(6,756)
Debt issuance costs	(4,611)	(4,166)
Dividends paid	(79,242)	(76,498)
Proceeds from stock option exercises	10,687	13,111
Repurchases of common stock	—	(110,342)
Shares surrendered for tax withholding	(5,534)	(12,148)
Other - net	(60)	(251)
Net cash flows provided by financing activities	63,961	2,050
Effect of exchange rate changes on cash and cash equivalents	(11,776)	(2,050)
Net (decrease) increase in cash	(311,471)	113,767
Cash and cash equivalents at beginning of year	1,025,851	632,581
Cash and cash equivalents at end of period	$714,380	$746,348

Supplemental cash flow information
Cash paid for:
Interest	$17,157	$16,089
Income taxes	72,681	21,781

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which eliminates the need to analyze whether the following apply in a given period (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. This ASU is also designed to improve the application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax and (4) enacted changes in tax laws in interim periods. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

2.    Acquisitions and Divestitures

All of the Company’s acquisitions of businesses have been accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect the fair values assigned to assets and liabilities, have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition. The results of operations associated with the acquisition of ABEL Pumps, L.P. and certain of its affiliates (“ABEL”) have been included in the Company’s condensed consolidated results since the date of acquisition on March 10, 2021.

The Company incurred acquisition-related transaction costs of $2.3 million and $0.7 million in the three months ended June 30, 2021 and 2020, respectively, and $3.7 million and $1.8 million in the six months ended June 30, 2021 and 2020, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company recorded a fair value inventory step-up charge associated with the completed 2021 acquisition of ABEL described below in Cost of sales, of which $1.8 million was recorded during the three months ended June 30, 2021 and $2.5 million was recorded during the six months ended June 30, 2021. The Company expects to record a fair value inventory step-up charge associated with the completed 2021 acquisition of Airtech described below in Cost of sales during the remainder of 2021. The Company also recorded a $4.1 million fair value inventory step-up charge associated with the completed 2020 acquisition of Flow Management Devices, LLC (“Flow MD”) described below in Cost of sales during the three and six months ended June 30, 2020.

2021 Acquisitions

On March 10, 2021, the Company acquired the stock of ABEL. ABEL designs and manufactures highly engineered reciprocating positive displacement pumps for a variety of end markets, including mining, marine, power, water, wastewater and other general industries. Headquartered in Büchen, Germany, with sales and service locations in Madrid, Spain and Pittsburgh, Pennsylvania, ABEL operates in the Company’s Pumps reporting unit within the Fluid & Metering Technologies segment. ABEL was acquired for cash consideration of $106.3 million. The entire purchase price was funded with cash on

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
hand. Goodwill and intangible assets recognized as part of this transaction were $59.5 million and $46.0 million, respectively. The goodwill is not deductible for tax purposes.

The Company made an initial allocation of the purchase price for the ABEL acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information about these assets and liabilities, including intangible asset appraisals, inventory valuation and accrued expenses, and continues to learn more about the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In thousands)	Total
Current assets, net of cash acquired	$18,419
Property, plant and equipment	4,034
Goodwill	59,481
Intangible assets	46,000
Other noncurrent assets	123
Total assets acquired	128,057
Current liabilities	(7,100)
Deferred income taxes	(14,537)
Other noncurrent liabilities	(84)
Net assets acquired (1)	$106,336

(1) During the second quarter of 2021, the Company obtained additional information about the assets and liabilities acquired that required a net $0.1 million adjustment to the purchase price of the ABEL business.

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

On June 14, 2021, the Company acquired the stock of Airtech Group, Inc., US Valve Corporation and related entities (“Airtech”). Airtech designs and manufactures a wide range of highly-engineered pressure technology products, including vacuum pumps, regenerative blowers, compressor systems and valves for a variety of end markets, including alternative energy, food processing, medical, packaging and transportation. Headquartered in Rutherford, New Jersey, with manufacturing operations in Werneck, Germany and Shenzhen, China, Airtech operates in the Company’s Performance Pneumatic Technologies reporting unit within the Health & Science Technologies segment. Airtech was acquired for cash consideration of $469.3 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $271.3 million and $194.3 million, respectively. The goodwill is not deductible for tax purposes.

The Company made an initial allocation of the purchase price for the Airtech acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information about these assets and liabilities, including intangible asset appraisals, inventory valuation and accrued expenses, and continues to learn

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
more about the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In thousands)	Total
Current assets, net of cash acquired	$54,916
Property, plant and equipment	4,868
Goodwill	271,301
Intangible assets	194,300
Other noncurrent assets	87
Total assets acquired	525,472
Current liabilities	(8,315)
Deferred income taxes	(47,886)
Other noncurrent liabilities	(1)
Net assets acquired	$469,270

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands, except weighted average life)	Total	Weighted Average Life
Trade names	$14,200	15
Customer relationships	156,100	13
Unpatented technology	24,000	10
Acquired intangible assets	$194,300

2020 Acquisitions

On February 28, 2020, the Company acquired the membership interests of Flow MD, a privately held provider of flow measurement systems that ensure custody transfer accuracy in the oil and gas industry. Flow MD engineers and manufactures small volume provers. Headquartered in Phoenix, AZ, with operations in Houston, TX and Pittsburgh, PA, Flow MD operates in the Company’s Energy group within the Fluid & Metering Technologies segment. Flow MD was acquired for cash consideration of $121.2 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $60.0 million and $53.0 million, respectively. The goodwill is deductible for tax purposes.

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

(1) During 2020, the Company obtained additional information about the assets and liabilities acquired that required a net $0.4 million adjustment to the purchase price of the Flow MD business.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
On March 12, 2021, the Company completed the sale of CiDRA Precision Services (“CiDRA”) for $1.0 million in cash, resulting in a pre-tax gain on the sale of $0.5 million. The Company recorded $0.1 million of income tax expense associated with this transaction during the six months ended June 30, 2021. The results of CiDRA were reported within the Health & Science Technologies segment and generated $0.9 million of revenues in 2021 through the date of sale. The Company concluded that this divestiture did not meet the criteria for reporting the results of CiDRA as discontinued operations. There were no divestitures that took place during the six months ended June 30, 2020.

3.    Collaborative Investments

On May 12, 2020, a subsidiary of IDEX entered into a joint venture agreement with a third party to form a limited liability company (the “Joint Venture”) that will manufacture and sell high performance elastomer seals for the oil and gas industry to customers within the Kingdom of Saudi Arabia as well as export these high performance elastomer seals outside of the Kingdom of Saudi Arabia. The Joint Venture is headquartered in Damman, Saudi Arabia and operates in the Company’s Sealing Solutions reporting unit within the Health & Science Technologies segment. In the fourth quarter of 2020, the Company contributed $147,000 and owns 55% of the share capital while the third party partner contributed $120,000 and owns 45% of the share capital. In late June 2021, the Company contributed an additional $147,000. As of June 30, 2021, the Joint Venture has incurred start-up expenses, but has not yet begun manufacturing. Since IDEX controls the entity, IDEX has consolidated the Joint Venture and recorded a noncontrolling interest in its condensed consolidated financial statements.

On June 29, 2021, a subsidiary of IDEX funded a $4.2 million convertible promissory note to a start-up company providing communication technology to improve individual performance and team coordination for firefighters’ responses. The investment aligns with the Fire & Safety/Diversified Products (“FSDP”) segment’s strategic plan to reduce response time and greatly increase life-safety outcomes and is an extension of FSDP’s smart and connected products. The note bears paid-in-kind interest at a rate of 5% per annum and is secured by the Company’s interest in the intellectual property of the start-up company. Unless earlier converted, the principal amount outstanding and the related accrued interest are due upon the earliest of (a) June 28, 2024, (b) a change in control or (c) when declared due and payable by the Company upon an event of default. The note is included in Other noncurrent assets on the Company’s Condensed Consolidated Balance Sheets. The Company will measure the allowance for credit losses under the current expected credit loss model. As of June 30, 2021, no allowance for credit losses has been recorded.

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

The Health & Science Technologies (“HST”) segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded sealing components, custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment, engineered hygienic mixers and valves for the global biopharmaceutical industry, biocompatible medical devices and implantables, air compressors and regenerative blowers used in medical, dental, alternative energy and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications.

The FSDP segment designs, produces and develops firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
a variety of industrial and commercial applications and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.

Information on the Company’s business segments is presented below based on the nature of products and services offered. The Company evaluates performance based on several factors, of which sales, operating income and operating margin are the primary financial measures. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales
Fluid & Metering Technologies
External customers	$250,839	$218,922	$493,905	$445,634
Intersegment sales	438	190	737	339
Total segment sales	251,277	219,112	494,642	445,973
Health & Science Technologies
External customers	274,296	215,234	523,803	438,690
Intersegment sales	716	434	1,578	1,037
Total segment sales	275,012	215,668	525,381	439,727
Fire & Safety/Diversified Products
External customers	160,812	127,093	320,275	271,387
Intersegment sales	—	(17)	21	13
Total segment sales	160,812	127,076	320,296	271,400
Intersegment elimination	(1,154)	(607)	(2,336)	(1,389)
Total net sales	$685,947	$561,249	$1,337,983	$1,155,711
Operating income (loss) (1)
Fluid & Metering Technologies	$63,467	$50,938	$126,364	$117,709
Health & Science Technologies	75,963	48,007	142,613	100,650
Fire & Safety/Diversified Products	42,797	28,837	87,357	66,874
Corporate office and other	(23,971)	(17,188)	(42,531)	(34,698)
Total operating income	158,256	110,594	313,803	250,535
Interest expense	11,205	12,439	21,981	23,316
Other (income) expense - net	17,175	6,460	16,327	8,025
Income before income taxes	$129,876	$91,695	$275,495	$219,194

	June 30, 2021	December 31, 2020
Assets
Fluid & Metering Technologies	$1,545,829	$1,387,067
Health & Science Technologies	2,127,316	1,576,093
Fire & Safety/Diversified Products	826,034	891,864
Corporate office and other	283,818	559,374
Total assets	$4,782,997	$4,414,398

(1) Segment operating income (loss) excludes net unallocated corporate operating expenses.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
5.    Revenue

IDEX is an applied solutions company specializing in the manufacture of fluid and metering technologies, health and science technologies and fire, safety and other diversified products built to customers’ specifications. The Company’s products include industrial pumps, provers, compressors, regenerative blowers, flow meters, injectors, valves and related controls for use in a wide variety of process applications; precision fluidics solutions, including pumps, valves, degassing equipment, corrective tubing, fittings and complex manifolds, optical filters and specialty medical equipment and devices for use in life science applications; precision-engineered equipment for dispensing, metering and mixing paints; and engineered products for industrial and commercial markets, including fire and rescue, transportation equipment, oil and gas, electronics and communications.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Revenue by reporting unit for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Energy	$40,068	$55,814	$85,430	$94,328
Valves	29,058	25,714	57,119	51,921
Water	67,958	54,730	129,574	113,066
Pumps	89,080	60,555	171,431	142,385
Agriculture	25,113	22,299	51,088	44,273
Intersegment elimination	(438)	(190)	(737)	(339)
Fluid & Metering Technologies	250,839	218,922	493,905	445,634
Scientific Fluidics & Optics	130,435	106,564	244,792	212,706
Sealing Solutions	69,165	45,201	134,736	100,531
Performance Pneumatic Technologies(1)	30,302	28,039	63,174	55,385
Micropump	8,639	7,272	16,275	14,987
Material Processing Technologies	36,471	28,592	66,404	56,118
Intersegment elimination	(716)	(434)	(1,578)	(1,037)
Health & Science Technologies	274,296	215,234	523,803	438,690
Fire & Safety	97,992	92,295	194,802	186,363
BAND-IT	23,864	16,303	49,677	41,536
Dispensing	38,956	18,478	75,817	43,501
Intersegment elimination	—	17	(21)	(13)
Fire & Safety/Diversified Products	160,812	127,093	320,275	271,387
Total net sales	$685,947	$561,249	$1,337,983	$1,155,711

(1) This reporting unit was previously called the Gast reporting unit and was renamed Performance Pnuematic Technologies upon the acquisition date of Airtech. Prior to that date all amounts reflect only the Gast business.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
Revenue by geographical region for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30, 2021
	FMT	HST	FSDP	IDEX
U.S.	$131,116	$113,847	$71,846	$316,809
North America, excluding U.S.	14,131	4,422	8,153	26,706
Europe	52,651	95,564	45,413	193,628
Asia	37,906	51,262	26,828	115,996
Other (1)	15,473	9,917	8,572	33,962
Intersegment elimination	(438)	(716)	—	(1,154)
Total net sales	$250,839	$274,296	$160,812	$685,947

	Three Months Ended June 30, 2020
	FMT	HST	FSDP	IDEX
U.S.	$134,299	$93,103	$63,640	$291,042
North America, excluding U.S.	11,359	4,526	5,031	20,916
Europe	39,386	56,000	31,176	126,562
Asia	24,349	57,806	21,543	103,698
Other (1)	9,719	4,233	5,686	19,638
Intersegment elimination	(190)	(434)	17	(607)
Total net sales	$218,922	$215,234	$127,093	$561,249

	Six Months Ended June 30, 2021
	FMT	HST	FSDP	IDEX
U.S.	$262,077	$207,564	$147,348	$616,989
North America, excluding U.S.	28,960	11,494	15,373	55,827
Europe	101,296	172,329	87,981	361,606
Asia	71,644	118,981	53,690	244,315
Other (1)	30,665	15,013	15,904	61,582
Intersegment elimination	(737)	(1,578)	(21)	(2,336)
Total net sales	$493,905	$523,803	$320,275	$1,337,983

	Six Months Ended June 30, 2020
	FMT	HST	FSDP	IDEX
U.S.	$262,077	$189,099	$138,571	$589,747
North America, excluding U.S.	25,035	10,494	11,300	46,829
Europe	84,051	123,087	71,246	278,384
Asia	51,134	109,145	38,122	198,401
Other (1)	23,676	7,902	12,161	43,739
Intersegment elimination	(339)	(1,037)	(13)	(1,389)
Total net sales	$445,634	$438,690	$271,387	$1,155,711

(1) Other includes: South America, Middle East, Australia and Africa.

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

The composition of Customer receivables was as follows:

	June 30, 2021	December 31, 2020
Billed receivables	$340,467	$273,536
Unbilled receivables	13,737	14,752
Total customer receivables	$354,204	$288,288

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

The composition of Deferred revenue was as follows:

	June 30, 2021	December 31, 2020
Deferred revenue - current	$41,471	$28,374
Deferred revenue - noncurrent	35,239	30,354
Total deferred revenue	$76,710	$58,728

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

Revenue from products and services transferred to customers at a point in time approximated 95% and 96% of total revenues in the three and six months ended June 30, 2021 and 95% of total revenues in each of the three and six months ended June 30, 2020, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with the customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Revenue from products and services transferred to customers over time approximated 5% and 4% of total revenues in the three and six months ended June 30, 2021 and 5% of total revenues in the three and six months ended June 30, 2020, respectively. Revenue earned by certain business units within the Water, Energy, Material Processing Technologies (“MPT”) and Dispensing reporting units is recognized over time because control transfers continuously to customers. When accounting for over-time contracts, the Company uses an input measure to determine the extent of progress towards completion of the performance obligation. For certain business units within the Water, Energy and MPT reporting units, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method). The Company believes this measure of progress best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. Contract costs include labor, material and overhead. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. For certain business units within the Energy and Dispensing reporting units, revenue is recognized ratably over the contract term.

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

6.    Earnings Per Common Share

Earnings per common share (“EPS”) attributable to IDEX is computed by dividing net income attributable to IDEX by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method, restricted stock and performance share units.

ASC 260, Earnings Per Share, concludes that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding shares of restricted stock are participating securities. Accordingly, EPS attributable to IDEX was computed using the two-class method prescribed by ASC 260.

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	75,968	75,171	75,930	75,459
Dilutive effect of stock options, restricted stock and performance share units	461	766	455	739
Diluted weighted average common shares outstanding	76,429	75,937	76,385	76,198

Options to purchase approximately 0.3 million and 0.6 million shares of common stock for the three months ended June 30, 2021 and 2020, respectively, and 0.3 million and 0.6 million shares of common stock for the six months ended June 30, 2021 and 2020, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.

7.    Inventories

The components of inventories as of June 30, 2021 and December 31, 2020 were:

	June 30, 2021	December 31, 2020
Raw materials and component parts	$196,390	$173,248
Work in process	41,965	29,436
Finished goods	121,724	87,226
Total inventories	$360,079	$289,910

Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and factory overhead, is determined on a first in, first out basis.

8.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2021, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$670,442	$1,012,448	$413,315	$2,096,205
Accumulated goodwill impairment losses	(20,721)	(149,820)	(30,090)	(200,631)
Balance at December 31, 2020	649,721	862,628	383,225	1,895,574
Foreign currency translation	(3,392)	(7,754)	(4,106)	(15,252)
Acquisitions	59,481	271,301	—	330,782
Disposition of businesses	—	(129)	—	(129)
Acquisition adjustments	(405)	—	—	(405)
Balance at June 30, 2021	$705,405	$1,126,046	$379,119	$2,210,570

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first six months of 2021, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of the Company’s annual impairment test at October 31, 2020, all reporting units had fair values in excess of their carrying values.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2021 and December 31, 2020:

	At June 30, 2021				At December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$3,121	$(1,888)	$1,233	10	$3,030	$(1,740)	$1,290
Trade names	149,217	(74,505)	74,712	15	130,793	(72,685)	58,108
Customer relationships	493,348	(125,620)	367,728	13	318,350	(120,294)	198,056
Unpatented technology	147,747	(55,751)	91,996	13	122,287	(55,131)	67,156
Other	700	(683)	17	10	700	(647)	53
Total amortized intangible assets	794,133	(258,447)	535,686		575,160	(250,497)	324,663
Indefinite-lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$885,033	$(258,447)	$626,586		$666,060	$(250,497)	$415,563

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the Company’s annual impairment test at October 31, 2020, these indefinite-lived intangible assets had fair values in excess of their carrying values. In the first six months of 2021, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.

Amortization of intangible assets was $13.5 million and $24.5 million for the three and six months ended June 30, 2021, respectively. Amortization of intangible assets was $10.5 million and $20.0 million for the three and six months ended June 30, 2020, respectively. Based on the intangible asset balances as of June 30, 2021, amortization expense is expected to approximate $31.6 million for the remaining six months of 2021, $61.2 million in 2022, $58.0 million in 2023, $53.5 million in 2024 and $51.7 million in 2025.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
9.    Accrued Expenses

The components of accrued expenses as of June 30, 2021 and December 31, 2020 were:

	June 30, 2021	December 31, 2020
Payroll and related items	$80,326	$75,238
Management incentive compensation	13,194	15,763
Income taxes payable	14,344	13,453
Insurance	11,298	11,115
Warranty	7,746	7,394
Deferred revenue	41,471	28,374
Lease liability	16,368	16,721
Restructuring	3,631	3,868
Liability for uncertain tax positions	129	—
Accrued interest	4,180	3,592
Other	37,739	33,310
Total accrued expenses	$230,426	$208,828

10.    Other Noncurrent Liabilities

The components of other noncurrent liabilities as of June 30, 2021 and December 31, 2020 were:

	June 30, 2021	December 31, 2020
Pension and retiree medical obligations	$94,956	$99,417
Transition tax payable	14,128	14,208
Liability for uncertain tax positions	949	1,071
Deferred revenue	35,239	30,354
Lease liability	91,950	94,250
Other	21,560	27,497
Total other noncurrent liabilities	$258,782	$266,797

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
11.    Borrowings

Borrowings at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
4.20% Senior Notes, due December 2021	—	350,000
3.20% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
3.00% Senior Notes, due May 2030	500,000	500,000
2.625% Senior Notes, due June 2031	500,000	—
Other borrowings	147	215
Total borrowings	1,200,147	1,050,215
Less current portion	41	88
Less deferred debt issuance costs	8,855	4,824
Less unaccreted debt discount	1,423	949
Total long-term borrowings	$1,189,828	$1,044,354

On May 28, 2021, the Company completed a public offering of $500.0 million in aggregate principal amount of 2.625% Senior Notes due June 2031 (the “2.625% Senior Notes”). The net proceeds from the offering were approximately $494.8 million, after deducting the issuance discount of $0.6 million, the underwriting commission of $3.3 million and offering expenses of $1.3 million. The net proceeds were used to redeem and repay the $350.0 million aggregate principal amount outstanding of its 4.2% Senior Notes due December 15, 2021 and a make-whole redemption premium, with the remaining balance used for general corporate purposes. The 2.625% Senior Notes bear interest at a rate of 2.625% per annum, which is payable semi-annually in arrears on June 15 and December 15 of each year. The 2.625% Senior Notes mature on June 15, 2031. The 2.625% Senior Notes were issued under an Indenture, dated as of December 6, 2010 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), as supplemented by the Fourth Supplemental Indenture, dated as of May 28, 2021 (the “Supplemental Indenture” and, together with the Base Indenture and other supplements thereto, the “Indenture”), between the Company and the Trustee.

The Company may redeem all or a portion of the 2.625% Senior Notes at any time prior to maturity at the redemption prices set forth in the Indenture. The Indenture and 2.625% Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens, enter into certain sale and leaseback transactions and enter into certain mergers, consolidations and transfers of substantially all of the Company’s assets. The terms of the 2.625% Senior Notes also require the Company to make an offer to repurchase the 2.625% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any. The Indenture also provides for customary events of default, which include nonpayment, breach of covenants or warranties in the Indenture and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Trustee or holders of at least 25% of the then outstanding 2.625% Senior Notes may declare the principal amount of all of the 2.625% Senior Notes to be due and payable immediately.

On May 17, 2021, the Company provided notice of its election to redeem early, on June 16, 2021, the $350.0 million aggregate principal amount outstanding of its 4.2% Senior Notes at a redemption price of $350.0 million plus a make-whole redemption premium of $6.7 million using proceeds from the Company’s 2.625% Senior Notes. In addition, the Company recognized the remaining $1.3 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity related to the interest rate exchange agreement associated with the 4.2% Senior Notes and wrote off the remaining $0.1 million of deferred issuance costs and $0.1 million of the debt issuance discount associated with the 4.2% Senior Notes as well as $0.4 million of deferred taxes for a total loss on early debt redemption of $8.6 million which was recorded within Other (income) expense - net in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2021.

On April 29, 2020, the Company completed a public offering of $500.0 million in aggregate principal amount of 3.0% Senior Notes due May 2030 (the “3.0% Senior Notes”). The net proceeds from the offering were approximately $494.4 million, after deducting the issuance discount of $0.9 million, the underwriting commission of $3.3 million and offering expenses of $1.4 million. The net proceeds were used to redeem and repay the $300.0 million aggregate principal amount outstanding of its 4.5% Senior Notes due December 15, 2020 and the related accrued interest and a make-whole redemption premium, with the

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
balance used for general corporate purposes. The 3.0% Senior Notes bear interest at a rate of 3.0% per annum, which is payable semi-annually in arrears on May 1 and November 1 of each year. The 3.0% Senior Notes mature on May 1, 2030.

The Company may redeem all or a portion of the 3.0% Senior Notes at any time prior to maturity at the redemption prices set forth in the Indenture. The Indenture and 3.0% Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of the Company’s assets. The terms of the 3.0% Senior Notes also require the Company to make an offer to repurchase the 3.0% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any. The Indenture also provides for customary events of default, which include nonpayment, breach of covenants in the Indenture and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% of the then outstanding 3.0% Senior Notes may declare the principal amount of all of the 3.0% Senior Notes to be due and payable immediately.

On April 27, 2020, the Company provided notice of its election to redeem early, on May 27, 2020, the $300.0 million aggregate principal amount outstanding of its 4.5% Senior Notes at a redemption price of $300.0 million plus a make-whole redemption premium of $6.8 million and accrued and unpaid interest of $6.1 million using proceeds from the Company’s 3.0% Senior Notes. In addition, the Company recognized the remaining $1.4 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity related to the interest rate exchange agreement associated with the 4.5% Senior Notes and wrote off the remaining $0.1 million of deferred issuance costs and $0.1 million of the debt issuance discount associated with the 4.5% Senior Notes for a total loss on early debt redemption of $8.4 million which was recorded within Other (income) expense - net in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2020.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
The Credit Agreement contains customary affirmative and negative covenants for senior unsecured credit agreements. There are two key financial covenants that the Company is required to maintain in connection with the Credit Agreement and the Notes: a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”), both of which are tested quarterly and in the case of the leverage ratio under the Revolving Facility, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At June 30, 2021, the Company was in compliance with each financial covenant under the Credit Agreement and the Notes. There are no financial covenants relating to the 3.0% Senior Notes or the 2.625% Senior Notes; however, both are subject to cross-default provisions. The negative covenants include restrictions on the Company’s ability to grant liens, enter into transactions resulting in fundamental changes (such as mergers or sales of all or substantially all of the assets of the Company), make certain subsidiary dividends or distributions, engage in materially different lines of businesses and allow subsidiaries to incur certain additional debt.

The Credit Agreement also contains customary events of default (subject to grace periods, as appropriate).

At June 30, 2021, there was no balance outstanding under the Revolving Facility and $7.2 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at June 30, 2021 of approximately $792.8 million.

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

The effective portion of gains or losses on interest rate exchange agreements is reported in accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized in net income during the period of change. See Note 16 for the amount of loss reclassified into net income for interest rate contracts for the three and six months ended June 30, 2021 and 2020. As of June 30, 2021, the Company did not have any interest rate contracts outstanding.

In 2010 and 2011, the Company entered into two separate forward starting interest rate exchange agreements in anticipation of the issuance of the 4.5% Senior Notes and the 4.2% Senior Notes. The Company cash settled these two interest

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
rate contracts in 2010 and 2011 for a total of $68.9 million, which was being amortized into interest expense over the 10 year terms of the respective debt instruments. In conjunction with the early redemption of the 4.5% Senior Notes on May 27, 2020, the Company accelerated the recognition of the remaining $1.4 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity related to the 4.5% Senior Notes and recorded such as Other (income) expense - net in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2020. In conjunction with the early redemption of the 4.2% Senior Notes on June 16, 2021, the Company accelerated the recognition of the remaining $1.3 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity related to the 4.2% Senior Notes and recorded such as Other (income) expense - net in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2021. As of June 30, 2021, there was no balance in Accumulated other comprehensive income (loss) related to the cumulative unrealized gain (loss) on derivatives.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at June 30, 2021 and December 31, 2020:

	Basis of Fair Value Measurements
	Balance at June 30, 2021	Level 1	Level 2	Level 3
Available for sale securities	$10,689	$10,689	$—	$—

	Basis of Fair Value Measurements
	Balance at December 31, 2020	Level 1	Level 2	Level 3
Available for sale securities	$13,554	$13,554	$—	$—

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2021 or the year ended December 31, 2020.

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short term nature of these instruments. At June 30, 2021, the fair value of the outstanding indebtedness under the Company’s 2.625% Senior Notes, 3.0% Senior Notes, 3.2% Senior Notes, 3.37% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,234.3 million compared to the carrying value of $1,198.7 million. At December 31, 2020, the fair value of the outstanding indebtedness under the Company’s 3.0% Senior Notes, 3.2% Senior Notes, 3.37% Senior Notes, 4.2% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,127.6 million compared to the carrying value of $1,049.3 million. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to the Company’s rating.

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

Supplemental balance sheet information related to leases as of June 30, 2021 and December 31, 2020 was as follows:

	Balance Sheet Caption	June 30, 2021	December 31, 2020
Operating leases:
Building right-of-use assets - net	Other noncurrent assets	$98,716	$100,775
Equipment right-of-use assets - net	Other noncurrent assets	5,953	5,811
Total right-of-use assets - net		$104,669	$106,586
Operating leases:
Current lease liabilities	Accrued expenses	$16,368	$16,721
Noncurrent lease liabilities	Other noncurrent liabilities	91,950	94,250
Total lease liabilities		$108,318	$110,971

The components of lease cost for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost (1)	$7,061	$5,986	$14,496	$12,314
Variable lease cost	594	313	1,173	954
Total lease expense	$7,655	$6,299	$15,669	$13,268

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases for the six months ended June 30, 2021 and 2020 was as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$13,646	$12,225
Right-of-use assets obtained in exchange for new operating lease liabilities	6,179	34,298

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Other supplemental information related to leases as of June 30, 2021 and December 31, 2020 was as follows:

Lease Term and Discount Rate	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases - building and equipment	9.07	9.43
Operating leases - vehicles	2.24	2.01
Weighted-average discount rate:
Operating leases - building and equipment	3.42%	3.51%
Operating leases - vehicles	1.48%	2.05%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at June 30, 2021 have scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2021 (excluding the six months ended June 30, 2021)	$9,525
2022	18,061
2023	16,072
2024	12,902
2025	11,669
Thereafter	58,104
Total lease payments	126,333
Less: Imputed interest	(18,015)
Present value of lease liabilities	$108,318

Total lease liabilities at December 31, 2020 had scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2021	$19,717
2022	17,014
2023	13,662
2024	11,681
2025	11,141
Thereafter	57,570
Total lease payments	130,785
Less: Imputed interest	(19,814)
Present value of lease liabilities	$110,971

15.    Restructuring Expenses and Asset Impairments

During the three and six months ended June 30, 2021, the Company incurred restructuring costs to facilitate long-term, sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and asset impairments. Restructuring costs include severance benefits, exit costs and asset impairments and are included in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Operations. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
In the first six months of 2021, the Company consolidated certain facilities within the FMT segment which resulted in impairments charges of $0.1 million and $0.2 million in the three and six months ended June 30, 2021, respectively, related to property, plant and equipment that was not relocated to the new locations.

Pre-tax restructuring expenses and asset impairments by segment for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$1,820	$—	$90	$1,910
Health & Science Technologies	442	—	—	442
Fire & Safety/Diversified Products	119	—	—	119
Corporate/Other	665	—	—	665
Total restructuring costs	$3,046	$—	$90	$3,136

	Six Months Ended June 30, 2021
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$2,627	$—	$226	$2,853
Health & Science Technologies	1,067	—	—	1,067
Fire & Safety/Diversified Products	216	—	—	216
Corporate/Other	1,228	—	—	1,228
Total restructuring costs	$5,138	$—	$226	$5,364

Restructuring accruals of $3.6 million and $3.9 million at June 30, 2021 and December 31, 2020, respectively, are reflected in Accrued expenses in the Company’s Condensed Consolidated Balance Sheets. Severance benefits are expected to be paid in the next twelve months using cash from operations. The changes in the restructuring accrual for the six months ended June 30, 2021 are as follows:

Restructuring
Balance at January 1, 2021	$3,868
Restructuring expenses (1)	5,138
Payments, utilization and other	(5,375)
Balance at June 30, 2021	$3,631

(1) Excludes $0.2 million of asset impairments related to property, plant and equipment.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
16.    Other Comprehensive Income (Loss)

The components of Other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$20,255	$—	$20,255	$19,271	$—	$19,271
Pension and other postretirement adjustments	12,009	(2,799)	9,210	(569)	(62)	(631)
Reclassification adjustments for derivatives	2,416	(549)	1,867	2,739	(623)	2,116
Total other comprehensive income (loss)	$34,680	$(3,348)	$31,332	$21,441	$(685)	$20,756

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(28,184)	$—	$(28,184)	$(7,185)	$—	$(7,185)
Pension and other postretirement adjustments	13,063	(3,108)	9,955	2,305	(640)	1,665
Reclassification adjustments for derivatives	3,275	(744)	2,531	4,284	(974)	3,310
Total other comprehensive income (loss)	$(11,846)	$(3,852)	$(15,698)	$(596)	$(1,614)	$(2,210)

The amounts reclassified from Accumulated other comprehensive income (loss) to net income during the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	Income Statement Caption
Pension and other postretirement plans:
Amortization of net (gain) loss	$12,009	$(569)	$13,063	$2,305	Other (income) expense - net
Total before tax	12,009	(569)	13,063	2,305
Provision for income taxes	(2,799)	(62)	(3,108)	(640)
Total net of tax	$9,210	$(631)	$9,955	$1,665
Derivatives:
Reclassification adjustments	$2,416	$2,739	$3,275	$4,284	Interest expense, Other (income) expense - net
Total before tax	2,416	2,739	3,275	4,284
Provision for income taxes	(549)	(623)	(744)	(974)
Total net of tax	$1,867	$2,116	$2,531	$3,310

During the three and six months ended June 30, 2021, the Company recognized the remaining $1.3 million of the pre-tax amount included in Accumulated other comprehensive income (loss) in shareholders’ equity related to the 4.2% Senior Notes as Other (income) expense - net in the Condensed Consolidated Statements of Operations. As of June 30, 2021, there was no balance in Accumulated other comprehensive income (loss) related to the cumulative unrealized gain (loss) on derivatives.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
17.    Common and Preferred Stock

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. There were no share repurchases during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company repurchased a total of 876 thousand shares at a cost of $110.3 million. As of June 30, 2021, the amount of share repurchase authorizations remaining was $712.0 million.

At June 30, 2021 and December 31, 2020, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and five million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at June 30, 2021 or December 31, 2020.

18.    Share-Based Compensation

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Board of Directors based on the recommendation from the Compensation Committee.

Stock Options

Stock options generally vest ratably over four years. Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model (for options granted before March 2021) or the Black Scholes valuation model (for options granted after February 2021).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average fair value of grants	$43.89	$29.26	$38.63	$34.26
Dividend yield	0.94%	1.34%	1.01%	1.15%
Volatility	24.67%	22.17%	23.74%	22.01%
Risk-free interest rate	0.76% - 0.91%	0.95% - 1.12%	0.10% - 1.56%	1.42% - 1.68%
Expected life (in years)	4.90	5.76	5.73	5.80

Total compensation cost for stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$109	$97	$336	$282
Selling, general and administrative expenses	1,786	2,127	4,480	5,272
Total expense before income taxes	1,895	2,224	4,816	5,554
Income tax benefit	(175)	(218)	(448)	(585)
Total expense after income taxes	$1,720	$2,006	$4,368	$4,969

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

A summary of the Company’s stock option activity as of June 30, 2021 and changes during the six months ended June 30, 2021 are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	963,726	$125.70	6.94	$70,829,529
Granted	269,420	197.28
Exercised	(98,393)	108.61
Forfeited	(32,942)	117.93
Outstanding at June 30, 2021	1,101,811	$143.63	7.27	$84,203,605
Vested and expected to vest as of June 30, 2021	1,044,315	$141.56	7.17	$81,973,948
Exercisable at June 30, 2021	526,876	$106.77	5.56	$59,683,365

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of June 30, 2021 and changes during the six months ended June 30, 2021 are presented as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	111,300	$147.13
Granted	29,235	201.85
Vested	(26,686)	135.57
Forfeited	(4,515)	162.12
Unvested at June 30, 2021	109,334	$164.35

Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
Total compensation cost for restricted stock awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$66	$77	$233	$186
Selling, general and administrative expenses	1,120	864	2,566	1,846
Total expense before income taxes	1,186	941	2,799	2,032
Income tax benefit	(246)	(197)	(582)	(426)
Total expense after income taxes	$940	$744	$2,217	$1,606

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. A summary of the Company’s unvested cash-settled restricted stock activity as of June 30, 2021 and changes during the six months ended June 30, 2021 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2021	63,940	$199.20
Granted	19,755	197.45
Vested	(22,781)	199.67
Forfeited	(1,960)	220.05
Unvested at June 30, 2021	58,954	$220.05

Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$144	$241	$354	$312
Selling, general and administrative expenses	1,061	925	2,331	1,114
Total expense before income taxes	1,205	1,166	2,685	1,426
Income tax benefit	(99)	(120)	(212)	(136)
Total expense after income taxes	$1,106	$1,046	$2,473	$1,290

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

A summary of the Company’s performance share unit activity as of June 30, 2021 and changes during the six months ended June 30, 2021 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	58,695	$218.16
Granted	29,020	247.49
Vested	—	—
Forfeited	(5,850)	212.44
Unvested at June 30, 2021	81,865	$227.90

On December 31, 2020, 24,305 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2020, the Company achieved a 201% payout factor and issued 48,867 common shares in February 2021 for awards that vested in 2020.

Total compensation cost for performance share units is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	1,207	2,604	2,945	4,653
Total expense before income taxes	1,207	2,604	2,945	4,653
Income tax benefit	(78)	(59)	(111)	(108)
Total expense after income taxes	$1,129	$2,545	$2,834	$4,545

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Condensed Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.

As of June 30, 2021, there was $13.0 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.3 years, $7.7 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years, $5.0 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.1 years and $7.5 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 0.9 years.

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

	Pension Benefits
	Three Months Ended June 30,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$37	$507	$35	$541
Interest cost	102	183	190	263
Expected return on plan assets	(560)	(252)	(978)	(291)
Settlement loss recognized	10,448	—	75	—
Net amortization	136	549	(234)	426
Net periodic (benefit) cost	$10,163	$987	$(912)	$939

	Pension Benefits
	Six Months Ended June 30,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$75	$1,015	$69	$1,081
Interest cost	166	366	651	526
Expected return on plan assets	(776)	(505)	(1,877)	(582)
Settlement loss recognized	10,496	—	377	—
Net amortization	225	1,097	208	852
Net periodic (benefit) cost	$10,186	$1,973	$(572)	$1,877

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$178	$154	$356	$309
Interest cost	103	157	205	313
Net amortization	(170)	(136)	(339)	(272)
Net periodic (benefit) cost	$111	$175	$222	$350

The Company expects to contribute approximately $3.4 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans in 2021. During the first six months of 2021, the Company contributed a total of $2.2 million to fund these plans.

Effective September 30, 2019, the IDEX Corporation Retirement Plan (“Plan”), a U.S. defined benefit plan, was amended to freeze the accrual of retirement benefits for all participants. This action impacted fewer than 60 participants, as the Plan had been closed to new entrants as of December 31, 2004 and frozen as of December 31, 2005 for all but certain older, longer service participants. Subsequent to the freeze, termination of the Plan was approved in November 2019. Participants were notified in February 2020 and the Plan was terminated in May 2020. During the six months ended June 30, 2021, the Company settled its remaining obligations under the U.S. pension plan through a combination of lump-sum payments to eligible participants who elected them, and through the purchase of annuities from Legal and General, an A rated third-party insurer. The Company recognized a net loss of $9.7 million which was recorded within Other (income) expense - net. The net loss consisted of $10.7 million related to previously deferred pension related costs, partially offset by $1.0 million related to an increase in plan assets remaining after the settlement. The plan assets of $11.2 million remaining after the settlement were

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
recorded as a current asset. These assets will be used to fund the Company’s other retirement benefit plans over the next twelve months.

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

In evaluating whether to accrue for a contingency, the Company considers the facts and circumstances asserted, historical experience, the likelihood of prevailing and the severity of any potential loss. During the three months ended June 30, 2021, the Company recorded a contingent reserve of $3.9 million associated with a Corporate transaction indemnity for a prior divestiture.

21.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $27.7 million for the three months ended June 30, 2021 compared to $20.8 million during the same period in 2020. The effective tax rate decreased to 21.3% for the three months ended June 30, 2021 compared to 22.7% during the same period in 2020 primarily due to the impact of the finalization of the Global Intangible Low-Tax Income (“GILTI”) regulations enacted post second quarter of 2020 as well as an increase in the Foreign-Derived Intangible Income (“FDII”) deduction due to an increase in US foreign sourced income.

The provision for income taxes increased to $60.6 million for the six months ended June 30, 2021 from $46.3 million during the same period in 2020. The effective tax rate increased to 22.0% for the six months ended June 30, 2021 compared to 21.1% during the same period in 2020 primarily due to a decrease in the excess tax benefits related to share-based compensation offset by the impact of the final GILTI regulations and increase in FDII.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.1 million.

Table of Content
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Liquidity and Capital Resources” and “Results of Operations” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s expected organic sales growth and the anticipated benefits of the Company’s acquisition of both ABEL Pumps, L.P. and certain of its affiliates and Airtech Group, Inc., US Valve Corporation and related entities (“Airtech”), and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: the duration of the COVID-19 pandemic and the continuing effects of the COVID-19 pandemic (including the emergence of variant strains) on the Company’s ability to operate its business and facilities, on the Company’s customers, on supply chains and on the U.S. and global economy generally; economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company’s results, particularly in light of the low levels of order backlogs it typically maintains; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; interest rates; capacity utilization and the effect this has on costs; labor markets; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section included in the Company’s most recent annual report on Form 10-K and the Company’s subsequent quarterly reports filed with the Securities and Exchange Commission (“SEC”) and the other risks discussed in the Company’s filings with the SEC. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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

The Health & Science Technologies segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance

Table of Content
molded and extruded sealing components, custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment, engineered hygienic mixers and valves for the global biopharmaceutical industry, biocompatible medical devices and implantables, air compressors and regenerative blowers used in medical, dental, alternative energy and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The Health & Science Technologies segment contains the Scientific Fluidics & Optics reporting unit (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, thinXXS, CVI Melles Griot, Semrock, Advanced Thin Films and FLI), the Sealing Solutions reporting unit (comprised of Precision Polymer Engineering, FTL Seals Technology, Novotema, SFC Koenig and Velcora), the Performance Pneumatic Technologies reporting unit (comprised of Gast and Airtech), the Micropump reporting unit and the Material Processing Technologies reporting unit (comprised of Quadro, Fitzpatrick, Microfluidics and Matcon).

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

EBITDA, a non-GAAP measure, means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across its three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within its industry. Management believes that EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 11 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements” such as EBITDA interest coverage, which is EBITDA divided by consolidated interest expense. In addition, this report presents Adjusted EBITDA, which is EBITDA adjusted for items that are not reflective of ongoing operations, such as a fair value inventory step-up charge, restructuring expenses and asset impairments, a charge related to recording a contingent reserve for a Corporate transaction indemnity, the loss on early debt redemption and the noncash loss related to the termination of the U.S pension plan, and Adjusted EBITDA interest coverage, which is Adjusted EBITDA divided by consolidated interest expense. Management believes that Adjusted EBITDA is useful as a performance indicator of ongoing operations. The Company believes that Adjusted EBITDA is also useful to some investors as an indicator of the strength and performance of the Company and its segments’ ongoing business operations and a way to evaluate and compare operating performance and value companies within its industry. The definition of Adjusted EBITDA used here may differ from that used by other companies.

Table of Content

Organic sales have been reconciled to net sales and EBITDA has been reconciled to net income in Item 2 under the heading “Non-GAAP Disclosures.” The reconciliation of segment EBITDA to net income was performed on a consolidated basis due to the fact that the Company does not allocate consolidated interest expense or the consolidated provision for income taxes to its segments.

Management uses Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted earnings per share (“EPS”) and Adjusted EBITDA as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as a fair value inventory step-up charge, restructuring expenses and asset impairments, a charge related to recording a contingent reserve for a Corporate transaction indemnity, the loss on early debt redemption and the noncash loss related to the termination of the U.S pension plan. Management also uses free cash flow as a measure of operating performance because it provides management a measurement of cash generated from operations that is available for mandatory payment obligations and investment opportunities, such as funding acquisitions, paying dividends, repaying debt and repurchasing the Company’s common stock. Each of Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EPS, Adjusted EBITDA and free cash flow are non-GAAP measures and have been reconciled to their most directly comparable GAAP measures in Item 2 under the heading “Non-GAAP Disclosures.”

The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Some of the Company’s key financial results for the three months ended June 30, 2021 when compared to the same period in the prior year are as follows:

•Sales of $685.9 million increased 22%; organic sales (which excludes acquisitions and foreign currency translation) were up 17%.
•Operating income of $158.3 million increased 43%. Adjusted for a $1.8 million pre-tax fair value inventory step-up charge, $3.1 million of restructuring expenses and asset impairments and a $3.9 million charge related to recording a contingent reserve for a Corporate transaction indemnity, adjusted operating income increased 41% to $167.1 million.
•Net income attributable to IDEX of $102.2 million increased 44%. Adjusted for a $1.3 million fair value inventory step-up charge, $2.4 million of restructuring expenses and asset impairments, a $3.1 million charge related to recording a contingent reserve for a Corporate transaction indemnity, the $6.7 million loss on early debt redemption and the $7.6 million noncash loss related to the termination of the U.S pension plan, all net of related tax benefits, adjusted net income increased 47% to $123.2 million.
•EBITDA of $165.5 million was 24% of sales and covered interest expense by almost 15 times. Adjusted EBITDA of $192.6 million was 28% of sales and covered interest expense by over 17 times.
•Diluted EPS of $1.34 increased 41 cents, or 44%. Adjusted EPS of $1.61 increased 51 cents, or 46%.

Some of the Company’s key financial results for the six months ended June 30, 2021 when compared to the same period in the prior year are as follows:

•Sales of $1,338.0 million increased 16%; organic sales (which excludes acquisitions and foreign currency translation) were up 11%.
•Operating income of $313.8 million increased 25%. Adjusted for a $2.5 million pre-tax fair value inventory step-up charge, $5.4 million of restructuring expenses and asset impairments and a $3.9 million charge related to recording a contingent reserve for a Corporate transaction indemnity, adjusted operating income increased 26% to $325.6 million.
•Net income attributable to IDEX of $214.9 million increased 24%. Adjusted for a $1.7 million fair value inventory step-up charge, $4.1 million of restructuring expenses and asset impairments, a $3.1 million charge related to recording a contingent reserve for a Corporate transaction indemnity, the $6.7 million loss on early debt redemption and the $7.6 million noncash loss related to the termination of the U.S pension plan, all net of related tax benefits, adjusted net income increased 28% to $238.1 million.
•EBITDA of $343.5 million was 26% of sales and covered interest expense by almost 16 times. Adjusted EBITDA of $373.5 million was 28% of sales and covered interest expense by 17 times.
•Diluted EPS of $2.81 increased 54 cents, or 24%. Adjusted EPS of $3.11 increased 67 cents, or 27%.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as and various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.1 million.

Table of Content

Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the three and six months ended June 30, 2021 and 2020. Segment operating income and EBITDA exclude unallocated corporate operating expenses of $24.0 million and $17.2 million for the three months ended June 30, 2021 and 2020, respectively, and $42.5 million and $34.7 million for the six months ended June 30, 2021 and 2020, respectively.

Consolidated Results for the Three Months Ended June 30, 2021 Compared with the Same Period in 2020

(In thousands)	Three Months Ended June 30,
	2021	2020
Net sales	$685,947	$561,249
Operating income	158,256	110,594
Operating margin	23.1%	19.7%

Sales in the second quarter of 2021 were $685.9 million, which was a 22% increase compared to the same period in 2020. This reflects a 17% increase in organic sales, a 4% favorable impact from foreign currency translation and a 1% increase from acquisitions (ABEL - March 2021 and Flow MD - February 2020) partially offset by divestitures (CiDRA Precision Services - March 2021). Sales to customers outside the U.S. represented approximately 54% of total sales in the second quarter of 2021 compared to 48% during the same period in 2020.

Gross profit of $306.1 million in the second quarter of 2021 increased $71.3 million, or 30%, compared to the same period in 2020 and gross margin of 44.6% in the second quarter of 2021 increased 280 basis points from 41.8% during the same period in 2020 as a result of higher volume and price capture, partially offset by inflation and supply chain constraints.

Selling, general and administrative expenses increased to $144.7 million in the second quarter of 2021 from $120.4 million during the same period in 2020. The increase is primarily due to higher fixed and variable compensation expenses and higher amortization due to acceleration of certain trade names. Corporate costs increased to $23.3 million in the second quarter of 2021 from $17.0 million during the same period in 2020 primarily as a result of a charge related to recording a contingent reserve for a Corporate transaction indemnity as well as higher professional fees related to acquisitions and a strategy project. As a percentage of sales, selling, general and administrative expenses were 21.1% for the second quarter of 2021, down 30 basis points compared to 21.4% during the same period in 2020.

The Company incurred $3.1 million of restructuring expenses and asset impairments in the second quarter of 2021 primarily related to severance benefits for cost reduction actions consisting of employee reductions as well as asset impairments related to property, plant and equipment resulting from the consolidation of certain facilities. The restructuring expenses in the second quarter of 2020 all related to severance benefits.

Operating income of $158.3 million and operating margin of 23.1% in the second quarter of 2021 were up from $110.6 million and 19.7%, respectively, during the same period in 2020. The increase in operating income and operating margin were driven by higher volume and price capture, partially offset by inflation, supply chain constraints, a recovery in discretionary spending and a charge related to recording a contingent reserve for a Corporate transaction indemnity.

Other (income) expense - net increased to $17.2 million of expense in the second quarter of 2021 compared to $6.5 million of expense during the same period in 2020, primarily due to a $9.7 million noncash loss related to the termination of the U.S pension plan and $0.8 million of lower gains on pension-related investments. Other (income) and expense - net includes a loss on early debt redemption of $8.6 million for the three months ended June 30, 2021 and $8.4 million for the three months ended June 30, 2020.

Interest expense of $11.2 million in the second quarter of 2021 was lower than the $12.4 million during the same period in 2020 due to lower interest expense on the new 2.625% Senior Notes issued during the second quarter of 2021 and borrowings under the Revolving Facility in 2020 that did not reoccur in 2021.

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $27.7 million in the second quarter of 2021 compared to $20.8 million during the same period in 2020. The effective tax rate decreased to 21.3% in the second quarter of 2021 compared to

Table of Content
22.7% during the same period in 2020 primarily due to the impact of the finalization of the Global Intangible Low-Tax Income (“GILTI”) regulations enacted post second quarter of 2020 as well as an increase in the Foreign-Derived Intangible Income (“FDII”) deduction due to an increase in US foreign sourced income.

Net income attributable to IDEX of $102.2 million in the second quarter of 2021 increased from $70.9 million during the same period in 2020. Diluted earnings per share of $1.34 in the second quarter of 2021 increased from $0.93 during the same period in 2020.

For the three months ended June 30, 2021, Fluid & Metering Technologies contributed 37% of sales, 35% of operating income and 33% of EBITDA; Health & Science Technologies contributed 40% of sales, 42% of operating income and 45% of EBITDA; and Fire & Safety/Diversified Products contributed 23% of sales, 23% of operating income and 22% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.

Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended June 30,
	2021	2020
Net sales	$251,277	$219,112
Operating income	63,467	50,938
Operating margin	25.3%	23.2%

Sales of $251.3 million increased $32.2 million, or 15%, in the second quarter of 2021 compared to the same period in 2020. This reflects an 8% increase in organic sales, a 4% percent increase from acquisitions (ABEL - March 2021 and Flow MD - February 2020) and a 3% favorable impact from foreign currency translation. In the second quarter of 2021, sales decreased 2% domestically and increased 42% internationally compared to the same period in 2020. Sales to customers outside the U.S. were approximately 48% of total segment sales in the second quarter of 2021 compared to 39% during the same period in 2020.

Sales within the Company’s Pumps reporting unit increased in the second quarter of 2021 compared to the same period in 2020 due to the acquisition of ABEL, recovery within the industrial market and the favorable impact of foreign currency translation. Sales within the Company’s Water reporting unit increased in the second quarter of 2021 compared to the same period in 2020 due to municipal water recovery, water saving projects and the favorable impact of foreign currency translation. Sales within the Company’s Valves reporting unit increased in the second quarter of 2021 compared to the same period in 2020 primarily due to a rebound of the global industrial landscape and the favorable impact of foreign currency translation. Sales within the Company’s Agriculture reporting unit increased in the second quarter of 2021 compared to the same period in 2020 due to increased demand across the U.S., Europe and Brazil. Sales within the Company’s Energy reporting unit decreased in the second quarter of 2021 compared to the same period in 2020 due to delayed capital spending in the oil and gas markets.

Operating income of $63.5 million and operating margin of 25.3% in the second quarter of 2021 were higher than $50.9 million and 23.2%, respectively, recorded during the same period in 2020, primarily due to higher volume, price capture, favorable mix, partially offset by inflation, supply chain constraints and a recovery in discretionary spending.

Health & Science Technologies Segment

(In thousands)	Three Months Ended June 30,
	2021	2020
Net sales	$275,012	$215,668
Operating income	75,963	48,007
Operating margin	27.6%	22.3%

Sales of $275.0 million increased $59.3 million, or 28%, in the second quarter of 2021 compared to the same period in 2020. This reflects a 25% increase in organic sales and a 4% favorable impact from foreign currency translation, partially offset by a 1% decrease from divestitures. In the second quarter of 2021, sales increased 22% domestically and 32% internationally compared to the same period in 2020. Sales to customers outside the U.S. were approximately 59% of total segment sales in the second quarter of 2021 compared to 57% during the same period in 2020.

Table of Content
Sales within the Company’s Sealing Solutions reporting unit increased in the second quarter of 2021 compared to the same period in 2020 primarily due to the favorable impact of foreign currency translation, strength in the semiconductor market and a rebound in the automotive market. Sales within the Company’s Scientific Fluidics & Optics reporting unit increased in the second quarter of 2021 compared to the same period in 2020 due to the favorable impact of foreign currency translation, recovery in analytical instrumentation as well as microfluidics and optics demand. Sales within the Company’s Micropump reporting unit increased in the second quarter of 2021 compared to the same period in 2020 due to recovery of demand in the inkjet printing market. Sales within the Company’s Performance Pneumatic Technologies reporting unit increased in the second quarter of 2021 compared to the same period in 2020 primarily due to recovery in the industrial market and targeted growth initiatives. Sales within the Company’s Material Processing Technologies reporting unit increased in the second quarter of 2021 compared to the same period in 2020 primarily due to the favorable impact of foreign currency translation and increased demand in the food and pharmaceutical markets.

Operating income of $76.0 million and operating margin of 27.6% in the second quarter of 2021 were higher than $48.0 million and 22.3%, respectively, recorded during the same period in 2020, primarily due to higher volume, price capture and favorable mix, partially offset by inflation, supply chain constraints and a recovery in discretionary spending.

Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended June 30,
	2021	2020
Net sales	$160,812	$127,076
Operating income	42,797	28,837
Operating margin	26.6%	22.7%

Sales of $160.8 million increased $33.7 million, or 27%, in the second quarter of 2021 compared to the same period in 2020. This reflects a 22% increase in organic sales and a 5% favorable impact from foreign currency translation. In the second quarter of 2021, sales increased 13% domestically and 40% internationally compared to the same period in 2020. Sales to customers outside the U.S. were approximately 55% of total segment sales in the second quarter of 2021 compared to 50% during the same period in 2020.

Sales within the Company’s Dispensing reporting unit increased in the second quarter of 2021 compared to the same period in 2020 primarily due to strong recovery from COVID-19 in the paint market. Sales within the Company’s Band-It reporting unit increased in the second quarter of 2021 compared to the same period in 2020 due to the favorable impact of foreign currency translation as well as a rebound in the automotive, energy and industrial markets. Sales within the Company’s Fire & Safety reporting unit increased in the second quarter of 2021 compared to the same period in 2020 due to the favorable impact of foreign currency translation and recovery of the market globally for the Fire business.

Operating income of $42.8 million and operating margin of 26.6% in the second quarter of 2021 were higher than $28.8 million and 22.7%, respectively, during the same period in 2020, primarily due to higher volume and price capture, partially offset by inflation and a recovery in discretionary spending.

Consolidated Results for the Six Months Ended June 30, 2021 Compared with the Same Period in 2020

(In thousands)	Six Months Ended June 30,
	2021	2020
Net sales	$1,337,983	$1,155,711
Operating income	313,803	250,535
Operating margin	23.5%	21.7%

Sales in the first six months of 2021 were $1,338.0 million, which was a 16% increase compared to the same period in 2020. This reflects an 11% increase in organic sales, a 4% favorable impact from foreign currency translation and a 1% increase from acquisitions (ABEL - March 2021 and Flow MD - February 2020). Sales to customers outside the U.S. represented approximately 54% of total sales in the first six months of 2021 compared to 49% during the same period in 2020.

Gross profit of $598.7 million in the first six months of 2021 increased $91.9 million, or 18%, compared to the same period in 2020 and gross margin of 44.7% in the first six months of 2021 increased 90 basis points from 43.8% during the same period in 2020 as a result of higher volume and price capture, partially offset by inflation and supply chain constraints.

Table of Content

Selling, general and administrative expenses increased to $279.5 million in the first six months of 2021 from $252.4 million during the same period in 2020, primarily due to higher fixed and variable compensation expenses and higher amortization due to acceleration of certain trade names. Corporate costs increased to $41.3 million in the first six months of 2021 compared to $34.5 million during the same period in 2020 primarily due to a charge related to recording a contingent reserve for a Corporate transaction indemnity as well as higher professional fees related to acquisitions and a strategy project. As a percentage of sales, selling, general and administrative expenses were 20.8% for the first six months of 2021, down 100 basis points compared to 21.8% during the same period in 2020.

The Company incurred $5.4 million of restructuring expenses and asset impairments in the first six months of 2021 primarily related to severance benefits for cost reduction actions consisting of employee reductions as well as asset impairments related to property, plant and equipment resulting from the consolidation of certain facilities. The restructuring expenses in the first six months of 2020 all related to severance benefits.

Operating income of $313.8 million and operating margin of 23.5% in the first six months of 2021 were up from the $250.5 million and 21.7%, respectively, recorded during the same period in 2020. The increases in operating income and operating margin are primarily due to higher volume and price capture, partially offset by inflation, supply chain constraints, a recovery in discretionary spending and a charge related to recording a contingent reserve for a Corporate transaction indemnity.

Other (income) expense - net was $16.3 million of expense in the first six months of 2021 compared to $8.0 million of expense during the same period in 2020, primarily due to a $9.7 million noncash loss related to the termination of the U.S pension plan, partially offset by $0.7 million higher gains on pension-related investments. Other (income) and expense - net includes a loss on early debt redemption of $8.6 million for the six months ended June 30, 2021 and $8.4 million for the six months ended June 30, 2020.

Interest expense of $22.0 million in the first six months of 2021 was slightly lower than the $23.3 million during the same period in 2020 due to lower interest expense on the new 2.625% Senior Notes issued during the second quarter of 2021 and borrowings under the Revolving Facility in 2020 that did not reoccur in 2021.

The provision for income taxes increased to $60.6 million in the first six months of 2021 compared to $46.3 million during the same period in 2020. The effective tax rate increased to 22.0% in the first six months of 2021 compared to 21.1% during the same period in 2020 primarily due to a decrease in the excess tax benefits related to share-based compensation offset by the impact of the final GILTI regulations and increase in FDII deduction.

Net income attributable to IDEX of $214.9 million in the first six months of 2021 increased from $172.9 million during the same period in 2020. Diluted earnings per share of $2.81 in the first six months of 2021 increased $0.54, or 24%, compared to the same period in 2020.

For the six months ended June 30, 2021, Fluid & Metering Technologies contributed 37% of sales, 35% of operating income and 34% of EBITDA; Health & Science Technologies contributed 39% of sales, 40% of operating income and 42% of EBITDA; and Fire & Safety/Diversified Products contributed 24% of sales, 25% of operating income and 24% of EBITDA. These percentages are calculated on the basis of total segment (not total Company) sales, operating income and EBITDA.

Fluid & Metering Technologies Segment

(In thousands)	Six Months Ended June 30,
	2021	2020
Net sales	$494,642	$445,973
Operating income	126,364	117,709
Operating margin	25.5%	26.4%

Sales of $494.6 million increased $48.7 million, or 11%, in the first six months of 2021 compared to the same period in 2020. This reflects a 5% increase in organic sales, a 3% increase from acquisitions (ABEL - March 2021 and Flow MD - February 2020) partially offset by divestitures (CiDRa Precision Services - March 2021) and a 3% favorable impact from foreign currency translation. In the first six months of 2021, sales were flat domestically and increased 27% internationally compared to the same period in 2020. Sales to customers outside the U.S. were approximately 47% of total segment sales in the first six months of 2021 compared to 41% during the same period in 2020.

Table of Content
Sales within the Company’s Pumps reporting unit increased in the first six months of 2021 compared to the same period in 2020 primarily due to the acquisition of ABEL, recovery within the industrial market and the favorable impact of foreign currency translation. Sales within the Company’s Agriculture reporting unit increased in the first six months of 2021 compared to the same period in 2020 primarily due to increased demand across the U.S., Europe and Brazil. Sales within the Company’s Water reporting unit increased in the first six months of 2021 compared to the same period in 2020 primarily due to the favorable impact of foreign currency translation, municipal water recovery and water saving projects. Sales within the Company’s Valves reporting unit increased in the first six months of 2021 compared to the same period in 2020 primarily due to the favorable impact of foreign currency translation. Sales within the Company’s Energy reporting unit decreased in the first six months of 2021 compared to the same period in 2020 primarily due to a decline in capital spending in the oil and gas markets.

Operating income of $126.4 million in the first six months of 2021 was higher than the $117.7 million recorded during the same period in 2020 while operating margin of 25.5% in the first six months of 2021 was lower than the 26.4% recorded during the same period in 2020. The increase in operating income is primarily due to higher volume, price capture and favorable mix, partially offset by inflation, supply chain constraints and a recovery in discretionary spending.

Health & Science Technologies Segment

(In thousands)	Six Months Ended June 30,
	2021	2020
Net sales	$525,381	$439,727
Operating income	142,613	100,650
Operating margin	27.1%	22.9%

Sales of $525.4 million increased $85.7 million, or 19%, in the first six months of 2021 compared to the same period in 2020. This reflects a 16% increase in organic sales and a 3% favorable impact from foreign currency translation. In the first six months of 2021, sales increased 10% domestically and 27% internationally compared to the same period in 2020. Sales to customers outside the U.S. were approximately 61% of total segment sales in the first six months of 2021 compared to 57% during the same period in 2020.

Sales within the Company’s Sealing Solutions reporting unit increased in the first six months of 2021 compared to the same period in 2020 primarily due to the favorable impact from foreign currency translation, strength in the semiconductor market and a rebound in the automotive market. Sales within the Company’s Material Processing Technologies reporting unit increased in the first six months of 2021 compared to the same period in 2020 primarily due to the favorable impact from foreign currency translation and increased demand in the food and pharmaceutical markets. Sales within the Company’s Scientific Fluidics & Optics reporting unit increased in the first six months of 2021 compared to the same period in 2020 primarily due to the favorable impact of foreign currency translation, recovery in analytical instrumentation and strength in microfluidics and optics end markets, partially offset by divestitures. Sales within the Company’s Performance Pneumatic Technologies reporting unit increased in the first six months of 2021 compared to the same period in 2020 primarily due to recovery in the industrial market and targeted growth initiatives. Sales within the Company’s Micropump reporting unit increased in the first six months of 2021 compared to the same period in 2020 primarily due to recovery of demand in the inkjet printing market.

    Operating income of $142.6 million and operating margin of 27.1% in the first six months of 2021 were higher than the $100.7 million and 22.9%, respectively, recorded during the same period in 2020, primarily due to higher volume, price capture and favorable mix, partially offset by inflation, supply chain constraints and a recovery in discretionary spending.

Fire & Safety/Diversified Products Segment

(In thousands)	Six Months Ended June 30,
	2021	2020
Net sales	$320,296	$271,400
Operating income	87,357	66,874
Operating margin	27.3%	24.6%

Sales of $320.3 million increased $48.9 million, or 18%, in the first six months of 2021 compared to the same period in 2020. This reflects a 14% increase in organic sales and a 4% favorable impact from foreign currency translation. In the first six

Table of Content
months of 2021, sales increased 6% domestically and 30% internationally compared to the same period in 2020. Sales to customers outside the U.S. were approximately 54% of total segment sales in the first six months of 2021 compared to 49% during the same period in 2020.

Sales within the Company’s Dispensing reporting unit increased in the first six months of 2021 compared to the same period in 2020 primarily due to a strong recovery from COVID-19 in the paint market and the favorable impact of foreign currency translation. Sales within the Company’s Band-It reporting unit increased in the first six months of 2021 compared to the same period in 2020 primarily due to the favorable impact of foreign currency translation as well as a rebound in the automotive market. Sales within the Company’s Fire & Safety reporting unit increased in the first six months of 2021 compared to the same period in 2020 primarily due to the favorable impact of foreign currency translation and recovery of the market globally for the Fire business.

Operating income of $87.4 million and operating margin of 27.3% in the first six months of 2021 were higher than the $66.9 million and 24.6%, respectively, recorded during the same period in 2020, primarily due to higher volume and price capture, partially offset by inflation, supply chain constraints and a recovery in discretionary spending.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities for the first six months of 2021 decreased $8.6 million, or 3%, to $245.6 million compared to the first six months of 2020 primarily due to volume driven increases in working capital and timing of tax payments, partially offset by higher earnings. At June 30, 2021, working capital was $1,043.3 million and the Company’s current ratio was 3.3 to 1. At June 30, 2021, the Company’s cash and cash equivalents totaled $714.4 million, of which $519.3 million was held outside of the United States. The COVID-19 pandemic has impacted and may continue to impact the Company’s operating cash flows through direct and indirect effects on the Company’s operations, customers and supply chain. Although the Company has been able to operate through the COVID-19 pandemic with only temporary shutdowns, any future disruptions due to operational shutdowns may impact the Company’s ability to operate as well as generate operating cash flow. Based on currently available information and management’s current expectations, the Company anticipates that it has sufficient cash on hand and sufficient access to capital to continue to fund operations for at least the next twelve months.

Investing Activities

Cash flows used in investing activities for the first six months of 2021 increased by $468.8 million to $609.3 million compared to the same period in 2020, primarily due to higher cash outflows for acquisitions and higher capital expenditures.

Cash flows from operations were more than adequate to fund capital expenditures of $30.6 million and $21.1 million in the first six months of 2021 and 2020, respectively. The Company believes it has sufficient operating cash flow to continue to meet current obligations and invest in planned capital expenditures. Capital expenditures are generally expenditures for machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.

Table of Content

Financing Activities

Cash flows provided by financing activities for the first six months of 2021 were $64.0 million compared to $2.1 million provided by financing activities during the same period in 2020, primarily due to lower share repurchases, partially offset by higher payments of Senior Notes.

Liquidity

The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements and quarterly dividend payments to holders of the Company’s common stock for the foreseeable future. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of June 30, 2021, there was no balance outstanding under the Revolving Facility and $7.2 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $792.8 million. The Company believes that additional borrowings through various financing alternatives remain available, if required.

On May 28, 2021, the Company completed a public offering of $500.0 million in aggregate principal amount of 2.625% Senior Notes due June 2031 (the “2.625% Senior Notes”). The net proceeds from the offering were approximately $494.8 million, after deducting the issuance discount of $0.6 million, the underwriting commission of $3.3 million and offering expenses of $1.3 million. The net proceeds were used to redeem and repay the $350.0 million aggregate principal amount outstanding of its 4.2% Senior Notes due December 15, 2021 and a make-whole redemption premium, with the balance used for general corporate purposes. The 2.625% Senior Notes bear interest at a rate of 2.625% per annum, which is payable semi-annually in arrears on June 15 and December 15 of each year. The 2.625% Senior Notes mature on June 15, 2031. The 2.625% Senior Notes were issued under an Indenture, dated as of December 6, 2010 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), as supplemented by the Fourth Supplemental Indenture, dated as of May 28, 2021 (the “Supplemental Indenture” and, together with the Base Indenture and other supplements thereto, the “Indenture”), between the Company and the Trustee.

On April 29, 2020, the Company completed a public offering of $500.0 million in aggregate principal amount of its 3.0% Senior Notes due May 2030 (the “3.0% Senior Notes”). The net proceeds from the offering were approximately $494.4 million, after deducting the issuance discount of $0.9 million, the underwriting commission of $3.3 million and offering expenses of $1.4 million. The net proceeds were used to redeem and repay the $300.0 million aggregate principal amount outstanding of its 4.5% Senior Notes due December 15, 2020 and the related accrued interest and make-whole premium, with the balance used for general corporate purposes. The 3.0% Senior Notes bear interest at a rate of 3.0% per annum, which is payable semi-annually in arrears on May 1 and November 1 of each year. The 3.0% Senior Notes mature on May 1, 2030.

On May 31, 2019, the Company entered into a credit agreement (the “Credit Agreement”) along with certain of its subsidiaries, as borrowers (the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit, with other agents party thereto. The Credit Agreement consists of a revolving credit facility (the “Revolving Facility”), which is an $800.0 million unsecured, multi-currency bank credit facility maturing on May 31, 2024. The Credit Agreement replaced the Company’s prior five-year, $700 million credit agreement, dated as of June 23, 2015, which was due to expire in June 2020. At June 30, 2021, there was no balance outstanding under the Revolving Facility and $7.2 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $792.8 million.

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

Table of Content
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

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the Notes: a minimum interest coverage ratio of 3.00 to 1 and a maximum leverage ratio of 3.50 to 1. In the case of the leverage ratio, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At June 30, 2021, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 16.07 to 1 and the leverage ratio was 1.66 to 1. There are no financial covenants relating to the 3.0% Senior Notes or the 2.625% Senior Notes; however, both are subject to cross-default provisions. The negative covenants include restrictions on the Company’s ability to grant liens, enter into transactions resulting in fundamental changes (such as mergers or sales of all or substantially all of the assets of the Company), make certain subsidiary dividends or distributions, engage in materially different lines of businesses and allow subsidiaries to incur certain additional debt.

Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. There were no share repurchases during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company repurchased a total of 876 thousand shares at a cost of $110.3 million. As of June 30, 2021, the amount of share repurchase authorization remaining is $712.0 million.

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

EBITDA, a non-GAAP measure, means earnings before interest, income taxes, depreciation and amortization. Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across the Company’s three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within the Company’s industry. Management believes that EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 11 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements” such as EBITDA interest coverage, which is EBITDA divided by consolidated interest expense. In addition, this report presents Adjusted EBITDA, which is EBITDA adjusted for items that are not reflective of ongoing operations, such as a fair value inventory step-up charge, restructuring expenses and asset impairments, a charge related to recording a contingent reserve for a Corporate transaction indemnity, the loss on early debt redemption and the noncash loss related to the termination of the U.S. pension plan, and Adjusted EBITDA interest coverage, which is Adjusted EBITDA divided by consolidated interest expense. Management believes that Adjusted EBITDA is useful as a performance indicator of ongoing operations. The Company believes that Adjusted EBITDA is also useful to some investors as an indicator of the strength and performance of the Company and its segments’ ongoing business operations and a way to evaluate and compare operating performance and value companies within the Company’s industry. The definition of Adjusted EBITDA used here may differ from that used by other companies.

This report references organic sales, a non-GAAP measure, that refers to sales from continuing operations calculated according to U.S. GAAP but excludes (1) the impact of foreign currency translation and (2) sales from acquired or divested

Table of Content
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

Management uses Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EPS and Adjusted EBITDA as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as a fair value inventory step-up charge, restructuring expenses and asset impairments, a charge related to recording a contingent reserve for a Corporate transaction indemnity, the loss on early debt redemption and the noncash loss related to the termination of the U.S. pension plan. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making.

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

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	Three Months Ended June 30, 2021
	FMT	HST	FSDP	IDEX
Change in net sales	15%	28%	27%	22%
- Impact from acquisitions/divestitures	4%	(1%)	—%	1%
- Impact from foreign currency	3%	4%	5%	4%
Change in organic net sales	8%	25%	22%	17%

	Six Months Ended June 30, 2021
	FMT	HST	FSDP	IDEX
Change in net sales	11%	19%	18%	16%
- Impact from acquisitions/divestitures	3%	—%	—%	1%
- Impact from foreign currency	3%	3%	4%	4%
Change in organic net sales	5%	16%	14%	11%

Table of Content

2. Reconciliations of Reported-to-Adjusted Gross Profit and Margin

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross profit	$306,072	$234,800	$598,695	$506,756
+ Fair value inventory step-up charge	1,822	4,107	2,486	4,107
Adjusted gross profit	$307,894	$238,907	$601,181	$510,863

Net sales	$685,947	$561,249	$1,337,983	$1,155,711

Gross profit margin	44.6%	41.8%	44.7%	43.8%
Adjusted gross profit margin	44.9%	42.6%	44.9%	44.2%

3. Reconciliations of Reported-to-Adjusted Operating Income and Margin

(dollars in thousands)	Three Months Ended June 30, 2021
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$63,467	$75,963	$42,797	$(23,971)	$158,256
+ Restructuring expenses and asset impairments	1,910	442	119	665	3,136
+ Fair value inventory step-up charge	1,822	—	—	—	1,822
+ Corporate transaction indemnity	—	—	—	3,900	3,900
Adjusted operating income (loss)	$67,199	$76,405	$42,916	$(19,406)	$167,114

Net sales (eliminations)	$251,277	$275,012	$160,812	$(1,154)	$685,947

Operating margin	25.3%	27.6%	26.6%	n/m	23.1%
Adjusted operating margin	26.7%	27.8%	26.7%	n/m	24.4%

	Three Months Ended June 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$50,938	$48,007	$28,837	$(17,188)	$110,594
+ Restructuring expenses and asset impairments	1,848	1,184	641	168	3,841
+ Fair value inventory step-up charge	4,107	—	—	—	4,107
Adjusted operating income (loss)	$56,893	$49,191	$29,478	$(17,020)	$118,542

Net sales (eliminations)	$219,112	$215,668	$127,076	$(607)	$561,249

Operating margin	23.2%	22.3%	22.7%	n/m	19.7%
Adjusted operating margin	26.0%	22.8%	23.2%	n/m	21.1%

Table of Content

	Six Months Ended June 30, 2021
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$126,364	$142,613	$87,357	$(42,531)	$313,803
+ Restructuring expenses and asset impairments	2,853	1,067	216	1,228	5,364
+ Fair value inventory step-up charge	2,486	—	—	—	2,486
+ Corporate transaction indemnity	—	—	—	3,900	3,900
Adjusted operating income (loss)	$131,703	$143,680	$87,573	$(37,403)	$325,553

Net sales (eliminations)	$494,642	$525,381	$320,296	$(2,336)	$1,337,983

Operating margin	25.5%	27.1%	27.3%	n/m	23.5%
Adjusted operating margin	26.6%	27.3%	27.3%	n/m	24.3%

	Six Months Ended June 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$117,709	$100,650	$66,874	$(34,698)	$250,535
+ Restructuring expenses and asset impairments	1,848	1,184	641	168	3,841
+ Fair value inventory step-up charge	4,107	—	—	—	4,107
Adjusted operating income (loss)	$123,664	$101,834	$67,515	$(34,530)	$258,483

Net sales (eliminations)	$445,973	$439,727	$271,400	$(1,389)	$1,155,711

Operating margin	26.4%	22.9%	24.6%	n/m	21.7%
Adjusted operating margin	27.7%	23.2%	24.9%	n/m	22.4%

4. Reconciliations of Reported-to-Adjusted Net Income and EPS

(in thousands, except EPS)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reported net income attributable to IDEX	$102,195	$70,864	$214,903	$172,862
+ Restructuring expenses and asset impairments	3,136	3,841	5,364	3,841
+ Tax impact on restructuring expenses and asset impairments	(756)	(837)	(1,289)	(837)
+ Fair value inventory step-up charge	1,822	4,107	2,486	4,107
+ Tax impact on fair value inventory step-up charge	(547)	(932)	(746)	(932)
+ Loss on early debt redemption	8,561	8,421	8,561	8,421
+ Tax impact on loss on early debt redemption	(1,841)	(1,912)	(1,841)	(1,912)
+ Termination of the U.S. pension plan	9,688	—	9,688	—
+ Tax impact on termination of the U.S. pension plan	(2,083)	—	(2,083)	—
+ Corporate transaction indemnity	3,900	—	3,900	—
+ Tax impact on Corporate transaction indemnity	(839)	—	(839)	—
Adjusted net income attributable to IDEX	$123,236	$83,552	$238,104	$185,550

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reported EPS attributable to IDEX	$1.34	$0.93	$2.81	$2.27
+ Restructuring expenses and asset impairments	0.04	0.05	0.07	0.05
+ Tax impact on restructuring expenses and asset impairments	(0.01)	(0.01)	(0.02)	(0.01)
+ Fair value inventory step-up charge	0.02	0.05	0.03	0.05
+ Tax impact on fair value inventory step-up charge	(0.01)	(0.01)	(0.01)	(0.01)
+ Loss on early debt redemption	0.11	0.11	0.11	0.11
+ Tax impact on loss on early debt redemption	(0.02)	(0.02)	(0.02)	(0.02)
+ Termination of the U.S. pension plan	0.13	—	0.13	$—
+ Tax impact on termination of the U.S. pension plan	(0.03)	—	(0.03)	$—
+ Corporate transaction indemnity	0.05	—	0.05	$—
+ Tax impact on Corporate transaction indemnity	(0.01)	—	(0.01)	$—
Adjusted EPS attributable to IDEX	$1.61	$1.10	$3.11	$2.44

Diluted weighted average shares	76,429	75,937	76,385	76,198

5. Reconciliations of EBITDA to Net Income

(dollars in thousands)	Three Months Ended June 30, 2021
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$63,467	$75,963	$42,797	$(23,971)	$158,256
- Other (income) expense - net	5,575	291	2,054	9,255	17,175
+ Depreciation and amortization	7,953	12,534	3,851	111	24,449
EBITDA	65,845	88,206	44,594	(33,115)	165,530
- Interest expense					11,205
- Provision for income taxes					27,697
- Depreciation and amortization					24,449
Net income					$102,179

Net sales (eliminations)	$251,277	$275,012	$160,812	$(1,154)	$685,947
Operating margin	25.3%	27.6%	26.6%	n/m	23.1%
EBITDA margin	26.2%	32.1%	27.7%	n/m	24.1%
EBITDA interest coverage					14.8

Table of Content

	Three Months Ended June 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$50,938	$48,007	$28,837	$(17,188)	$110,594
- Other (income) expense - net	(82)	472	123	5,947	6,460
+ Depreciation and amortization	6,809	9,917	3,796	104	20,626
EBITDA	57,829	57,452	32,510	(23,031)	124,760
- Interest expense					12,439
- Provision for income taxes					20,831
- Depreciation and amortization					20,626
Net income					$70,864

Net sales (eliminations)	$219,112	$215,668	$127,076	$(607)	$561,249
Operating margin	23.2%	22.3%	22.7%	n/m	19.7%
EBITDA margin	26.4%	26.6%	25.6%	n/m	22.2%
EBITDA interest coverage					10.0

	Six Months Ended June 30, 2021
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$126,364	$142,613	$87,357	$(42,531)	$313,803
- Other (income) expense - net	5,584	(54)	1,783	9,014	16,327
+ Depreciation and amortization	15,006	23,047	7,723	217	45,993
EBITDA	135,786	165,714	93,297	(51,328)	343,469
- Interest expense					21,981
- Provision for income taxes					60,644
- Depreciation and amortization					45,993
Net income					$214,851

Net sales (eliminations)	$494,642	$525,381	$320,296	$(2,336)	$1,337,983
Operating margin	25.5%	27.1%	27.3%	n/m	23.5%
EBITDA margin	27.5%	31.5%	29.1%	n/m	25.7%
EBITDA interest coverage					15.6

Table of Content

	Six Months Ended June 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$117,709	$100,650	$66,874	$(34,698)	$250,535
- Other (income) expense - net	684	(59)	(192)	7,592	8,025
+ Depreciation and amortization	12,207	20,576	7,555	285	40,623
EBITDA	129,232	121,285	74,621	(42,005)	283,133
- Interest expense					23,316
- Provision for income taxes					46,332
- Depreciation and amortization					40,623
Net income					$172,862

Net sales (eliminations)	$445,973	$439,727	$271,400	$(1,389)	$1,155,711
Operating margin	26.4%	22.9%	24.6%	n/m	21.7%
EBITDA margin	29.0%	27.6%	27.5%	n/m	24.5%
EBITDA interest coverage					12.1

6. Reconciliations of EBITDA to Adjusted EBITDA

(dollars in thousands)	Three Months Ended June 30, 2021
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$65,845	$88,206	$44,594	$(33,115)	$165,530
+ Restructuring expenses and asset impairments	1,910	442	119	665	3,136
+ Fair value inventory step-up charge	1,822	—	—	—	1,822
+ Loss on early debt redemption	—	—	—	8,561	8,561
+ Termination of the U.S. pension plan	6,293	—	1,782	1,613	9,688
+ Corporate transaction indemnity	—	—	—	3,900	3,900
Adjusted EBITDA	$75,870	$88,648	$46,495	$(18,376)	$192,637

Adjusted EBITDA margin	30.2%	32.2%	28.9%	n/m	28.1%
Adjusted EBITDA interest coverage					17.2

	Three Months Ended June 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$57,829	$57,452	$32,510	$(23,031)	$124,760
+ Restructuring expenses and asset impairments	1,848	1,184	641	168	3,841
+ Fair value inventory step-up charge	4,107	—	—	—	4,107
+ Loss on early debt redemption	—	—	—	8,421	8,421
Adjusted EBITDA	$63,784	$58,636	$33,151	$(14,442)	$141,129

Adjusted EBITDA margin	29.1%	27.2%	26.1%	n/m	25.1%
Adjusted EBITDA interest coverage					11.3

Table of Content

	Six Months Ended June 30, 2021
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$135,786	$165,714	$93,297	$(51,328)	$343,469
+ Restructuring expenses and asset impairments	2,853	1,067	216	1,228	5,364
+ Fair value inventory step-up charge	2,486	—	—	—	2,486
+ Loss on early debt redemption	—	—	—	8,561	8,561
+ Termination of the U.S. pension plan	6,293	—	1,782	1,613	9,688
+ Corporate transaction indemnity	—	—	—	3,900	3,900
Adjusted EBITDA	$147,418	$166,781	$95,295	$(36,026)	$373,468

Adjusted EBITDA margin	29.8%	31.7%	29.8%	n/m	27.9%
Adjusted EBITDA interest coverage					17.0

	Six Months Ended June 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$129,232	$121,285	$74,621	$(42,005)	$283,133
+ Restructuring expenses and asset impairments	1,848	1,184	641	168	3,841
+ Fair value inventory step-up charge	4,107	—	—	—	4,107
+ Loss on early debt redemption	—	—	—	8,421	8,421
Adjusted EBITDA	$135,187	$122,469	$75,262	$(33,416)	$299,502

Adjusted EBITDA margin	30.3%	27.9%	27.7%	n/m	25.9%
Adjusted EBITDA interest coverage					12.8

(1) EBITDA, a non-GAAP financial measure, is reconciled to net income, its most directly comparable GAAP financial measure, immediately above in Item 5.

7. Reconciliations of Cash Flows from Operating Activities to Free Cash Flow

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash flows from operating activities	$136,272	$169,453	$245,596	$254,213
- Capital expenditures	15,984	8,323	30,593	21,085
Free cash flow	$120,288	$161,130	$215,003	$233,128

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

Table of Content
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of June 30, 2021, the Company did not have any derivative instruments outstanding.

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

Interest Rate Fluctuation

The Company does not have significant interest rate exposure due to all of the $1,200.1 million of debt outstanding as of June 30, 2021 being fixed rate debt.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company and its subsidiaries are party to legal proceedings arising in the ordinary course of business as described in Note 20 in Part I, Item 1, “Legal Proceedings,” and such disclosure is incorporated by reference into this Item 1, “Legal Proceedings.” In addition, the Company and six of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third party suppliers and were not manufactured by the Company or any of the defendant subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance, subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover these settlements and legal costs, or how insurers may respond to claims that are tendered to them. Asbestos-related claims have been filed in jurisdictions throughout the United States and the United Kingdom. Most of the claims resolved to date have been dismissed without payment. The balance of the claims have been settled for various immaterial amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In evaluating whether to accrue for losses associated with legal or other contingencies, the Company takes into consideration factors such as the facts and circumstances asserted, historical experience, the likelihood of prevailing and the severity of any potential loss. During the three months ended June 30, 2021, the Company recorded a contingent reserve of $3.9 million associated with a Corporate transaction indemnity for a prior divestiture.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2021 to April 30, 2021	—	$—	—	$712,001,005
May 1, 2021 to May 31, 2021	—	—	—	712,001,005
June 1, 2021 to June 30, 2021	—	—	—	712,001,005
Total	—	$—	—	$712,001,005

(1)On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date.

Table of Content
Item 6.    Exhibits.

Exhibit Number	Description

4.1
Fourth Supplemental Indenture, dated as of May 28, 2021, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX
Corporation on Form 8-K filed May 28, 2021)

4.2	Form of 2.625% Senior Note due 2031 (included as Exhibit A in Exhibit 4.1 hereto)

10.1*,**	Severance and General Release Agreement between IDEX Corporation and Daniel J. Salliotte, dated as of June 30, 2021

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Comprehensive Income, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Management contract or compensatory plan or agreement.

Table of Content
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
Date: July 28, 2021