Form 10-Q
period 2021-09-30
IDEX CORP /DE/
filed 2021-10-27
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission file number 1-10235
IDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code: (847) 498-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of October 22, 2021: 76,031,495.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$806,497	$1,025,851
Receivables, less allowance for doubtful accounts of $7,234 at September 30, 2021 and $6,091 at December 31, 2020	366,779	293,146
Inventories	353,924	289,910
Other current assets	56,161	48,324
Total current assets	1,583,361	1,657,231
Property, plant and equipment - net	314,631	298,273
Goodwill	2,197,084	1,895,574
Intangible assets - net	613,366	415,563
Other noncurrent assets	146,137	147,757
Total assets	$4,854,579	$4,414,398
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$175,864	$151,993
Accrued expenses	252,092	208,828
Short-term borrowings	35	88
Dividends payable	41,117	38,149
Total current liabilities	469,108	399,058
Long-term borrowings	1,190,078	1,044,354
Deferred income taxes	211,066	163,863
Other noncurrent liabilities	258,044	266,797
Total liabilities	2,128,296	1,874,072
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,074,054 shares at September 30, 2021 and 90,071,763 shares at December 31, 2020	901	901
Additional paid-in capital	790,629	775,153
Retained earnings	3,048,856	2,841,546
Treasury stock at cost: 13,931,832 shares at September 30, 2021 and 14,111,221 shares at December 31, 2020	(1,057,055)	(1,063,872)
Accumulated other comprehensive loss	(57,086)	(13,525)
Total shareholders’ equity	2,726,245	2,540,203
Noncontrolling interest	38	123
Total equity	2,726,283	2,540,326
Total liabilities and equity	$4,854,579	$4,414,398
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$712,019	$581,113	$2,050,002	$1,736,824
Cost of sales	400,450	329,613	1,139,738	978,568
Gross profit	311,569	251,500	910,264	758,256
Selling, general and administrative expenses	147,180	117,370	426,708	369,750
Restructuring expenses and asset impairments	3,204	2,917	8,568	6,758
Operating income	161,185	131,213	474,988	381,748
Other expense (income) - net	630	(704)	16,957	7,321
Interest expense	9,498	10,642	31,479	33,958
Income before income taxes	151,057	121,275	426,552	340,469
Provision for income taxes	35,343	17,427	95,987	63,759
Net income	115,714	103,848	330,565	276,710
Net loss attributable to noncontrolling interest	28	—	80	—
Net income attributable to IDEX	$115,742	$103,848	$330,645	$276,710

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.52	$1.38	$4.35	$3.66
Diluted earnings per common share attributable to IDEX	$1.51	$1.37	$4.33	$3.64

Share data:
Basic weighted average common shares outstanding	76,010	75,352	75,957	75,423
Diluted weighted average common shares outstanding	76,452	75,960	76,408	76,119
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$115,714	$103,848	$330,565	$276,710
Other comprehensive income (loss):
Reclassification adjustments for derivatives, net of tax	—	672	2,531	3,982
Pension and other postretirement adjustments, net of tax	840	291	10,795	1,956
Cumulative translation adjustment	(28,703)	47,343	(56,887)	40,158
Other comprehensive income (loss)	(27,863)	48,306	(43,561)	46,096
Comprehensive income	87,851	152,154	287,004	322,806
Comprehensive loss attributable to noncontrolling interest	30	—	85	—
Comprehensive income attributable to IDEX	$87,881	$152,154	$287,089	$322,806
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Loss
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	$776,054	$2,841,546	$13,430	$(24,424)	$(2,531)	$(1,063,872)	$2,540,203	$123	$2,540,326
Net income (loss)	—	112,708	—	—	—	—	112,708	(36)	112,672
Cumulative translation adjustment	—	—	(48,439)	—	—	—	(48,439)	2	(48,437)
Net change in retirement obligations (net of tax of $309)	—	—	—	745	—	—	745	—	745
Net change on derivatives designated as cash flow hedges (net of tax of $195)	—	—	—	—	664	—	664	—	664
Issuance of 106,122 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $1,865)	—	—	—	—	—	3,231	3,231	—	3,231
Shares surrendered for tax withholding	—	—	—	—	—	(5,460)	(5,460)	—	(5,460)
Share-based compensation	6,274	—	—	—	—	—	6,274	—	6,274
Balance, March 31, 2021	$782,328	$2,954,254	$(35,009)	$(23,679)	$(1,867)	$(1,066,101)	$2,609,926	$89	$2,610,015
Net income (loss)	—	102,195	—	—	—	—	102,195	(16)	102,179
Cumulative translation adjustment	—	—	20,255	—	—	—	20,255	(5)	20,250
Net change in retirement obligations (net of tax of $2,799)	—	—	—	9,210	—	—	9,210	—	9,210
Net change on derivatives designated as cash flow hedges (net of tax of $549)	—	—	—	—	1,867	—	1,867	—	1,867
Issuance of 67,476 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $621)	—	—	—	—	—	7,456	7,456	—	7,456
Shares surrendered for tax withholding	—	—	—	—	—	(74)	(74)	—	(74)
Share-based compensation	4,247	—	—	—	—	—	4,247	—	4,247
Cash dividends declared - $1.08 per common share outstanding	—	(82,286)	—	—	—	—	(82,286)	—	(82,286)
Balance, June 30, 2021	$786,575	$2,974,163	$(14,754)	$(14,469)	$—	$(1,058,719)	$2,672,796	$68	$2,672,864
Net income	—	115,742	—	—	—	—	115,742	(28)	115,714
Cumulative translation adjustment	—	—	(28,703)	—	—	—	(28,703)	(2)	(28,705)
Net change in retirement obligations (net of tax of $335)	—	—	—	840	—	—	840	—	840
Issuance of 34,390 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $178)	—	—	—	—	—	1,810	1,810	—	1,810
Shares surrendered for tax withholding	—	—	—	—	—	(146)	(146)	—	(146)
Share-based compensation	4,955	—	—	—	—	—	4,955	—	4,955
Cash dividends declared - $0.54 per common share outstanding	—	(41,049)	—	—	—	—	(41,049)	—	(41,049)
Balance, September 30, 2021	$791,530	$3,048,856	$(43,457)	$(13,629)	$—	$(1,057,055)	$2,726,245	$38	$2,726,283

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

			Accumulated Other Comprehensive Loss
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

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$330,565	$276,710
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	815	85
Depreciation and amortization	32,281	30,851
Amortization of intangible assets	40,681	31,123
Amortization of debt issuance expenses	1,354	1,351
Share-based compensation expense	18,575	21,155
Deferred income taxes	(7,070)	1,323
Non-cash interest expense associated with forward starting swaps	3,275	5,153
Termination of the U.S. pension plan	9,688	—
Changes in (net of the effect from acquisitions/divestitures):
Receivables	(59,249)	33,291
Inventories	(28,072)	17,920
Other current assets	6,041	(27,655)
Trade accounts payable	20,962	(11,496)
Deferred revenue	14,817	27,179
Accrued expenses	17,595	125
Other - net	(29)	784
Net cash flows provided by operating activities	402,229	407,899
Cash flows from investing activities
Purchases of property, plant and equipment	(45,487)	(39,438)
Acquisition of businesses, net of cash acquired	(575,606)	(118,159)
Note receivable from collaborative partner	(4,200)	—
Proceeds from disposal of fixed assets	250	2,230
Other - net	874	(238)
Net cash flows used in investing activities	(624,169)	(155,605)
Cash flows from financing activities
Borrowings under revolving credit facilities	—	150,000
Proceeds from issuance of 3.00% Senior Notes	—	499,100
Proceeds from issuance of 2.625% Senior Notes	499,380	—
Payment of 4.50% Senior Notes	—	(300,000)
Payment of 4.20% Senior Notes	(350,000)	—
Payments under revolving credit facilities	—	(150,000)
Payment of make-whole redemption premium	(6,659)	(6,756)
Debt issuance costs	(4,626)	(4,741)
Dividends paid	(120,289)	(114,248)
Proceeds from stock option exercises	12,497	28,729
Repurchases of common stock	—	(110,342)
Shares surrendered for tax withholding	(5,680)	(12,198)
Other - net	(74)	(352)
Net cash flows provided by (used in) financing activities	24,549	(20,808)
Effect of exchange rate changes on cash and cash equivalents	(21,963)	13,691
Net (decrease) increase in cash	(219,354)	245,177
Cash and cash equivalents at beginning of year	1,025,851	632,581
Cash and cash equivalents at end of period	$806,497	$877,758

Supplemental cash flow information
Cash paid for:
Interest	$17,839	$16,415
Income taxes	93,859	66,268
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which eliminates the need to analyze whether the following apply in a given period (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. This ASU is also designed to improve the application of income tax-related guidance and simplify U.S. GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax and (4) enacted changes in tax laws in interim periods. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

2.    Acquisitions and Divestitures

All of the Company’s acquisitions of businesses have been accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect the fair values assigned to assets and liabilities, have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The results of operations associated with the acquisitions of ABEL Pumps, L.P. and certain of its affiliates (“ABEL”) and Airtech Group, Inc., US Valve Corporation and related entities (“Airtech”) have been included in the Company’s condensed consolidated results since the dates of acquisition on March 10, 2021 and June 14, 2021, respectively.

The Company incurred acquisition-related transaction costs of $0.7 million and $1.3 million in the three months ended September 30, 2021 and 2020, respectively, and $4.4 million and $3.1 million in the nine months ended September 30, 2021 and 2020, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company recorded a $2.5 million fair value inventory step-up charge associated with the completed 2021 acquisition of ABEL in Cost of sales during the nine months ended September 30, 2021 and a $9.1 million fair value inventory step-up charge associated with the completed 2021 acquisition of Airtech in Cost of sales during the three and nine months ended September 30, 2021. The Company also recorded a $4.1 million fair value inventory step-up charge associated with the completed 2020 acquisition of Flow Management Devices, LLC (“Flow MD”) in Cost of sales during the nine months ended September 30, 2020.

2021 Acquisitions

On March 10, 2021, the Company acquired the stock of ABEL. ABEL designs and manufactures highly engineered reciprocating positive displacement pumps for a variety of end markets, including mining, marine, power, water, wastewater and other general industries. Headquartered in Büchen, Germany, with sales and service locations in Madrid, Spain and Pittsburgh, Pennsylvania, ABEL operates in the Company’s Pumps reporting unit within the Fluid & Metering Technologies (“FMT”) segment. ABEL was acquired for cash consideration of $106.3 million. The entire purchase price was funded with

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
cash on hand. Goodwill and intangible assets recognized as part of this transaction were $59.5 million and $46.0 million, respectively. The goodwill is not deductible for tax purposes.

The Company made an initial allocation of the purchase price for the ABEL acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information about these assets and liabilities, including intangible asset appraisals, inventory valuation and accrued expenses, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In thousands)	Total
Current assets, net of cash acquired	$18,419
Property, plant and equipment	4,034
Goodwill	59,481
Intangible assets	46,000
Other noncurrent assets	123
Total assets acquired	128,057
Current liabilities	(7,100)
Deferred income taxes	(14,537)
Other noncurrent liabilities	(84)
Net assets acquired	$106,336

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

On June 14, 2021, the Company acquired the stock of Airtech. Airtech designs and manufactures a wide range of highly-engineered pressure technology products, including vacuum pumps, regenerative blowers, compressor systems and valves for a variety of end markets, including alternative energy, food processing, medical, packaging and transportation. Headquartered in Rutherford, New Jersey, with manufacturing operations in Werneck, Germany and Shenzhen, China, Airtech operates in the Company’s Performance Pneumatic Technologies reporting unit within the Health & Science Technologies (“HST”) segment. Airtech was acquired for cash consideration of $471.0 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $271.3 million and $201.3 million, respectively. The goodwill is not deductible for tax purposes.

The Company made an initial allocation of the purchase price for the Airtech acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information about these assets and liabilities, including intangible asset appraisals, inventory valuation and accrued expenses, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In thousands)	Total
Current assets, net of cash acquired	$44,152
Property, plant and equipment	4,803
Goodwill	271,268
Intangible assets	201,300
Other noncurrent assets	10,136
Total assets acquired	531,659
Current liabilities	(10,065)
Deferred income taxes	(42,141)
Other noncurrent liabilities	(8,436)
Net assets acquired(1)	$471,017

(1) Subsequent to June 30, 2021, the Company finalized its working capital adjustment for the acquisition of the Airtech business, resulting in a $1.7 million adjustment to the purchase price. This amount was accrued as of September 30, 2021 and was paid in October 2021.

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

The acquired intangible assets and weighted average amortization periods are as follows:

(In thousands, except weighted average life)	Total	Weighted Average Life
Trade names	$15,400	15
Customer relationships	161,900	13
Unpatented technology	24,000	11
Acquired intangible assets	$201,300

2020 Acquisitions

On February 28, 2020, the Company acquired the membership interests of Flow MD, a privately held provider of flow measurement systems that ensure custody transfer accuracy in the oil and gas industry. Flow MD engineers and manufactures small volume provers. Headquartered in Phoenix, AZ, with operations in Houston, TX and Pittsburgh, PA, Flow MD operates in the Company’s Energy reporting unit within the FMT segment. Flow MD was acquired for cash consideration of $121.2 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $60.0 million and $53.0 million, respectively. The goodwill is deductible for tax purposes.

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

(1) Subsequent to September 30, 2020, the Company obtained additional information about the assets and liabilities acquired that required a $3.1 million adjustment to the purchase price of the Flow MD business.

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

On November 23, 2020, the Company acquired Qualtek Manufacturing, Inc. (“Qualtek”), a manufacturer of high quality specialty metal components and parts by providing vertically integrated tool and die, metal stamping and metal finishing services. Headquartered in Colorado Springs, CO, Qualtek operates in the Company’s BAND-IT reporting unit within the Fire & Safety/Diversified Products (“FSDP”) segment. Qualtek was acquired for cash consideration of $1.9 million. The entire purchase price was funded with cash on hand. Goodwill recognized as part of this transaction was $1.1 million. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business. The goodwill is deductible for tax purposes.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
On March 12, 2021, the Company completed the sale of CiDRA Precision Services (“CiDRA”) for $1.0 million in cash, resulting in a pre-tax gain on the sale of $0.5 million. The Company recorded $0.1 million of income tax expense associated with this transaction during the nine months ended September 30, 2021. The results of CiDRA were reported within the HST segment and generated $0.9 million of revenues in 2021 through the date of sale. The Company concluded that this divestiture did not meet the criteria for reporting the results of CiDRA as discontinued operations. There were no divestitures that took place during the nine months ended September 30, 2020.

3.    Collaborative Investments

On May 12, 2020, a subsidiary of IDEX entered into a joint venture agreement with a third party to form a limited liability company (the “Joint Venture”) that will manufacture and sell high performance elastomer seals for the oil and gas industry to customers within the Kingdom of Saudi Arabia as well as export these high performance elastomer seals outside of the Kingdom of Saudi Arabia. The Joint Venture is headquartered in Dammam, Saudi Arabia and operates in the Company’s Sealing Solutions reporting unit within the HST segment. In the fourth quarter of 2020, the Company contributed $147,000 and owns 55% of the share capital while the third party partner contributed $120,000 and owns 45% of the share capital. During the nine months ended September 30, 2021, the Company contributed an additional $479,570. As of September 30, 2021, the Joint Venture has incurred start-up expenses, but has not yet begun manufacturing. Since IDEX controls the entity, IDEX has consolidated the Joint Venture and recorded a noncontrolling interest in its Condensed Consolidated Financial Statements.

On June 29, 2021, a subsidiary of IDEX funded a $4.2 million convertible promissory note to a start-up company that provides communication technology to improve individual performance and team coordination for firefighters’ responses. The investment aligns with the FSDP segment’s strategic plan to reduce response time and greatly increase life-safety outcomes and is an extension of FSDP’s smart and connected products. The note bears paid-in-kind interest at a rate of 5% per annum and is secured by the Company’s interest in the intellectual property of the start-up company. Unless earlier converted, the principal amount outstanding and the related accrued interest are due upon the earliest of (a) June 28, 2024, (b) a change in control or (c) when declared due and payable by the Company upon an event of default. The note is included in Other noncurrent assets on the Company’s Condensed Consolidated Balance Sheets. In addition, the Company recorded $0.1 million of accrued interest in Other noncurrent assets on the Company’s Condensed Consolidated Balance Sheets. The Company will measure the allowance for credit losses under the current expected credit loss model. As of September 30, 2021, no allowance for credit losses has been recorded.

4.    Business Segments

IDEX has three reportable business segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”).

The FMT segment designs, produces and distributes positive displacement pumps, small volume provers, flow meters, injectors and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agriculture and energy industries.

The HST segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded sealing components, custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment, engineered hygienic mixers and valves for the global biopharmaceutical industry, biocompatible medical devices and implantables, air compressors and regenerative blowers used in medical, dental, alternative energy and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications.

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

Information on the Company’s business segments is presented below based on the nature of the products and services offered. The Company evaluates its performance based on several factors, of which sales, operating income and operating margin are the primary financial measures. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales
Fluid & Metering Technologies
External customers	$251,297	$220,553	$745,202	$666,187
Intersegment sales	—	194	737	533
Total segment sales	251,297	220,747	745,939	666,720
Health & Science Technologies
External customers	301,637	219,671	825,440	658,361
Intersegment sales	650	707	2,228	1,744
Total segment sales	302,287	220,378	827,668	660,105
Fire & Safety/Diversified Products
External customers	159,085	140,889	479,360	412,276
Intersegment sales	21	7	42	20
Total segment sales	159,106	140,896	479,402	412,296
Intersegment elimination	(671)	(908)	(3,007)	(2,297)
Total net sales	$712,019	$581,113	$2,050,002	$1,736,824
Operating income (loss) (1)
Fluid & Metering Technologies	$69,020	$58,402	$195,384	$176,111
Health & Science Technologies	70,374	49,912	212,987	150,562
Fire & Safety/Diversified Products	39,126	37,103	126,483	103,977
Corporate office and other	(17,335)	(14,204)	(59,866)	(48,902)
Total operating income	161,185	131,213	474,988	381,748
Interest expense	9,498	10,642	31,479	33,958
Other expense (income) - net	630	(704)	16,957	7,321
Income before income taxes	$151,057	$121,275	$426,552	$340,469

	September 30, 2021	December 31, 2020
Assets
Fluid & Metering Technologies	$1,563,000	$1,387,067
Health & Science Technologies	2,128,510	1,576,093
Fire & Safety/Diversified Products	826,384	891,864
Corporate office and other	336,685	559,374
Total assets	$4,854,579	$4,414,398

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

Revenue is recognized when control of products or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those products or providing those services. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. The Company determines the appropriate revenue recognition for contracts with customers by analyzing the terms and conditions of each contract or arrangement with a customer.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

Revenue by reporting unit for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Energy	$40,430	$56,155	$125,860	$150,483
Valves(1)	29,020	29,533	91,565	86,596
Water(1)	64,865	57,190	189,013	165,114
Pumps	90,026	59,585	261,457	201,970
Agriculture	26,956	18,284	78,044	62,557
Intersegment elimination	—	(194)	(737)	(533)
Fluid & Metering Technologies	251,297	220,553	745,202	666,187
Scientific Fluidics & Optics	131,198	100,569	375,990	313,275
Sealing Solutions	67,696	50,726	202,432	151,257
Performance Pneumatic Technologies(2)	62,181	32,173	125,355	87,558
Micropump	8,519	7,273	24,794	22,260
Material Processing Technologies	32,693	29,637	99,097	85,755
Intersegment elimination	(650)	(707)	(2,228)	(1,744)
Health & Science Technologies	301,637	219,671	825,440	658,361
Fire & Safety	92,305	94,065	287,107	280,428
BAND-IT	25,166	22,692	74,843	64,228
Dispensing	41,635	24,139	117,452	67,640
Intersegment elimination	(21)	(7)	(42)	(20)
Fire & Safety/Diversified Products	159,085	140,889	479,360	412,276
Total net sales	$712,019	$581,113	$2,050,002	$1,736,824

(1) During the third quarter of 2021, the Company merged a business in the Water reporting unit with a business in the Valves reporting unit. Revenue for each reporting unit has been restated to reflect this change for each of the three and nine months ended September 30, 2021 and 2020.

(2) This reporting unit was previously named Gast and was renamed Performance Pneumatic Technologies upon the acquisition of Airtech. Prior to that acquisition date, all amounts reflect only the Gast business.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
Revenue by geographical region for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30, 2021
	FMT	HST	FSDP	IDEX
U.S.	$137,046	$148,195	$79,911	$365,152
North America, excluding U.S.	13,685	5,193	7,178	26,056
Europe	48,802	86,509	39,967	175,278
Asia	36,861	59,990	24,463	121,314
Other (1)	14,903	2,400	7,587	24,890
Intersegment elimination	—	(650)	(21)	(671)
Total net sales	$251,297	$301,637	$159,085	$712,019

	Three Months Ended September 30, 2020
	FMT	HST	FSDP	IDEX
U.S.	$122,352	$98,943	$65,369	$286,664
North America, excluding U.S.	13,706	5,417	5,680	24,803
Europe	43,855	59,509	37,437	140,801
Asia	26,010	52,197	25,378	103,585
Other (1)	14,824	4,312	7,032	26,168
Intersegment elimination	(194)	(707)	(7)	(908)
Total net sales	$220,553	$219,671	$140,889	$581,113

	Nine Months Ended September 30, 2021
	FMT	HST	FSDP	IDEX
U.S.	$399,123	$355,759	$227,259	$982,141
North America, excluding U.S.	42,645	16,687	22,551	81,883
Europe	150,098	258,838	127,948	536,884
Asia	108,505	178,971	78,153	365,629
Other (1)	45,568	17,413	23,491	86,472
Intersegment elimination	(737)	(2,228)	(42)	(3,007)
Total net sales	$745,202	$825,440	$479,360	$2,050,002

	Nine Months Ended September 30, 2020
	FMT	HST	FSDP	IDEX
U.S.	$384,429	$288,042	$203,940	$876,411
North America, excluding U.S.	38,741	15,911	16,980	71,632
Europe	127,906	182,596	108,683	419,185
Asia	77,144	161,342	63,500	301,986
Other (1)	38,500	12,214	19,193	69,907
Intersegment elimination	(533)	(1,744)	(20)	(2,297)
Total net sales	$666,187	$658,361	$412,276	$1,736,824

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

The composition of Customer receivables was as follows:

	September 30, 2021	December 31, 2020
Billed receivables	$352,238	$273,536
Unbilled receivables	14,956	14,752
Total customer receivables	$367,194	$288,288

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

The composition of Deferred revenue was as follows:

	September 30, 2021	December 31, 2020
Deferred revenue - current	$45,055	$28,374
Deferred revenue - noncurrent	31,025	30,354
Total deferred revenue	$76,080	$58,728

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts that require complex design, manufacturing and installation activities, certain performance obligations may not be separately identifiable from other performance obligations in the contract and, therefore, not distinct. As a result, the entire contract is accounted for as a single performance obligation. For contracts that include distinct products or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct products or services. Certain contracts have multiple performance obligations for which the Company allocates the transaction price to each performance obligation using an estimate of the standalone selling price of each distinct product or

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
service in the contract. For product sales, each product sold to a customer generally represents a distinct performance obligation. In such cases, the observable standalone sales are used to determine the standalone selling price. In certain cases, the Company may be required to estimate standalone selling price using the expected cost plus margin approach, under which it forecasts the expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct product or service.

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. Performance obligations are supported by contracts with customers that provide a framework for the nature of the distinct product or service or bundle of products and services. The Company defines service revenue as revenue from activities that are not associated with the design, development or manufacture of a product or the delivery of a software license.

Revenue from products and services transferred to customers at a point in time approximated 95% of total revenues in each of the three and nine months ended September 30, 2021 and 2020. Revenue on these contracts is recognized when obligations under the terms of the contract with the customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Revenue from products and services transferred to customers over time approximated 5% of total revenues in each of the three and nine months ended September 30, 2021 and 2020. Revenue earned by certain business units within the Water, Energy, Material Processing Technologies (“MPT”) and Dispensing reporting units is recognized over time because control transfers continuously to customers. When accounting for over-time contracts, the Company uses an input measure to determine the extent of progress towards completion of the performance obligation. For certain business units within the Water, Energy and MPT reporting units, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e., the cost-to-cost method). The Company believes this measure of progress best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. Contract costs include labor, material and overhead. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. For certain business units within the Energy and Dispensing reporting units, revenue is recognized ratably over the contract term.

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

6.    Earnings Per Common Share

Diluted earnings per common share (“EPS”) attributable to IDEX is computed by dividing net income attributable to IDEX by the weighted average number of shares of common stock (basic) plus common stock equivalents outstanding (diluted) during the period. Common stock equivalents consist of stock options, which have been included in the calculation of weighted average shares outstanding using the treasury stock method, restricted stock and performance share units.

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

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	76,010	75,352	75,957	75,423
Dilutive effect of stock options, restricted stock and performance share units	442	608	451	696
Diluted weighted average common shares outstanding	76,452	75,960	76,408	76,119

Options to purchase approximately 0.3 million shares of common stock for both the three months ended September 30, 2021 and 2020, and 0.3 million and 0.6 million shares of common stock for the nine months ended September 30, 2021 and 2020, respectively, were not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive.

7.    Inventories

The components of inventories as of September 30, 2021 and December 31, 2020 were:

	September 30, 2021	December 31, 2020
Raw materials and component parts	$212,427	$173,248
Work in process	41,586	29,436
Finished goods	99,911	87,226
Total inventories	$353,924	$289,910

Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and factory overhead, is determined on a first in, first out basis.

8.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2021, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$670,442	$1,012,448	$413,315	$2,096,205
Accumulated goodwill impairment losses	(20,721)	(149,820)	(30,090)	(200,631)
Balance at December 31, 2020	649,721	862,628	383,225	1,895,574
Foreign currency translation	(7,132)	(14,168)	(7,405)	(28,705)
Acquisitions	59,481	271,268	—	330,749
Disposition of businesses	—	(129)	—	(129)
Acquisition adjustments	(405)	—	—	(405)
Balance at September 30, 2021	$701,665	$1,119,599	$375,820	$2,197,084

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first nine months of 2021, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of the Company’s annual impairment test at October 31, 2020, all reporting units had fair values in excess of their carrying values.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2021 and December 31, 2020:

	At September 30, 2021				At December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$3,152	$(1,968)	$1,184	10	$3,030	$(1,740)	$1,290
Trade names	148,258	(76,161)	72,097	15	130,793	(72,685)	58,108
Customer relationships	495,680	(134,636)	361,044	13	318,350	(120,294)	198,056
Unpatented technology	145,175	(57,034)	88,141	13	122,287	(55,131)	67,156
Other	—	—	—	—	700	(647)	53
Total amortized intangible assets	792,265	(269,799)	522,466		575,160	(250,497)	324,663
Indefinite-lived intangible assets:
Banjo trade name	62,100	—	62,100		62,100	—	62,100
Akron Brass trade name	28,800	—	28,800		28,800	—	28,800
Total intangible assets	$883,165	$(269,799)	$613,366		$666,060	$(250,497)	$415,563

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the Company’s annual impairment test at October 31, 2020, these indefinite-lived intangible assets had fair values in excess of their carrying values. In the first nine months of 2021, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates.

Amortization of intangible assets was $16.2 million and $40.7 million for the three and nine months ended September 30, 2021, respectively. Amortization of intangible assets was $11.1 million and $31.1 million for the three and nine months ended September 30, 2020, respectively. Based on the intangible asset balances as of September 30, 2021, amortization expense is expected to approximate $15.7 million for the remaining three months of 2021, $61.3 million in 2022, $58.1 million in 2023, $53.6 million in 2024 and $52.0 million in 2025.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
9.    Accrued Expenses

The components of accrued expenses as of September 30, 2021 and December 31, 2020 were:

	September 30, 2021	December 31, 2020
Payroll and related items	$83,828	$75,238
Management incentive compensation	21,483	15,763
Income taxes payable	16,038	13,453
Insurance	11,739	11,115
Warranty	7,777	7,394
Deferred revenue	45,055	28,374
Lease liability	17,597	16,721
Restructuring	3,315	3,868
Liability for uncertain tax positions	305	—
Accrued interest	12,604	3,592
Other	32,351	33,310
Total accrued expenses	$252,092	$208,828

10.    Other Noncurrent Liabilities

The components of other noncurrent liabilities as of September 30, 2021 and December 31, 2020 were:

	September 30, 2021	December 31, 2020
Pension and retiree medical obligations	$92,308	$99,417
Transition tax payable	14,128	14,208
Liability for uncertain tax positions	773	1,071
Deferred revenue	31,025	30,354
Lease liability	96,927	94,250
Other	22,883	27,497
Total other noncurrent liabilities	$258,044	$266,797

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
11.    Borrowings

Borrowings at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
4.20% Senior Notes, due December 2021	$—	$350,000
3.20% Senior Notes, due June 2023	100,000	100,000
3.37% Senior Notes, due June 2025	100,000	100,000
3.00% Senior Notes, due May 2030	500,000	500,000
2.625% Senior Notes, due June 2031	500,000	—
Other borrowings	131	215
Total borrowings	1,200,131	1,050,215
Less current portion	35	88
Less deferred debt issuance costs	8,628	4,824
Less unaccreted debt discount	1,390	949
Total long-term borrowings	$1,190,078	$1,044,354

Issuance of 2.625% Senior Notes in 2021

On May 28, 2021, the Company completed a public offering of $500.0 million in aggregate principal amount of 2.625% Senior Notes due June 2031 (the “2.625% Senior Notes”). The net proceeds from the offering were approximately $494.7 million, after deducting the issuance discount of $0.6 million, the underwriting commission of $3.3 million and offering expenses of $1.4 million. The net proceeds were used to redeem and repay the $350.0 million aggregate principal amount outstanding of its 4.20% Senior Notes due December 15, 2021 and a $6.7 million make-whole redemption premium, with the remaining balance used for general corporate purposes. The 2.625% Senior Notes bear interest at a rate of 2.625% per annum, which is payable semi-annually in arrears on June 15 and December 15 of each year. The 2.625% Senior Notes mature on June 15, 2031. The 2.625% Senior Notes were issued under an Indenture, dated as of December 6, 2010 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), as supplemented by the Fourth Supplemental Indenture, dated as of May 28, 2021 (the “Supplemental Indenture” and, together with the Base Indenture and other supplements thereto, the “Indenture”), between the Company and the Trustee.

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

On May 17, 2021, the Company provided notice of its election to redeem early, on June 16, 2021, the $350.0 million aggregate principal amount outstanding of its 4.20% Senior Notes at a redemption price of $350.0 million plus a make-whole redemption premium of $6.7 million using proceeds from the Company’s 2.625% Senior Notes. In addition, the Company recognized the remaining $1.3 million of the pre-tax amount included in Accumulated other comprehensive loss in shareholders’ equity related to the interest rate exchange agreement associated with the 4.20% Senior Notes and wrote off the remaining $0.1 million of deferred issuance costs and $0.1 million of the debt issuance discount associated with the 4.20% Senior Notes as well as $0.4 million of deferred taxes for a total loss on early debt redemption of $8.6 million which was recorded within Other expense (income) - net in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2021.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
Issuance of 3.00% Senior Notes in 2020

On April 29, 2020, the Company completed a public offering of $500.0 million in aggregate principal amount of 3.00% Senior Notes due May 2030 (the “3.00% Senior Notes”). The net proceeds from the offering were approximately $494.4 million, after deducting the issuance discount of $0.9 million, the underwriting commission of $3.3 million and offering expenses of $1.4 million. The net proceeds were used to redeem and repay the $300.0 million aggregate principal amount outstanding of its 4.50% Senior Notes due December 15, 2020 and the related accrued interest and make-whole redemption premium, with the balance used for general corporate purposes. The 3.00% Senior Notes bear interest at a rate of 3.00% per annum, which is payable semi-annually in arrears on May 1 and November 1 of each year. The 3.00% Senior Notes mature on May 1, 2030.

On April 27, 2020, the Company provided notice of its election to redeem early, on May 27, 2020, the $300.0 million aggregate principal amount outstanding of its 4.50% Senior Notes at a redemption price of $300.0 million plus a make-whole redemption premium of $6.8 million and accrued and unpaid interest of $6.1 million using proceeds from the Company’s 3.00% Senior Notes. In addition, the Company recognized the remaining $1.4 million of the pre-tax amount included in Accumulated other comprehensive loss in shareholders’ equity related to the interest rate exchange agreement associated with the 4.50% Senior Notes and wrote off the remaining $0.1 million of deferred issuance costs and $0.1 million of the debt issuance discount associated with the 4.50% Senior Notes for a total loss on early debt redemption of $8.4 million which was recorded within Other expense (income) - net in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2020.

Revolving Facility

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

At September 30, 2021, there was no balance outstanding under the Revolving Facility and $7.2 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at September 30, 2021 of approximately $792.8 million.

At September 30, 2021, the Company was in compliance with covenants contained in the Credit Agreement and other long-term debt agreements.

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

The effective portion of gains or losses on interest rate exchange agreements is reported in Accumulated other comprehensive loss in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized in net income during the period of change. See Note 16 for the amount of loss

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
reclassified into net income for interest rate contracts for the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, the Company did not have any interest rate contracts outstanding.

In 2010 and 2011, the Company entered into two separate forward starting interest rate exchange agreements in anticipation of the issuance of the 4.50% Senior Notes and the 4.20% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which was being amortized into interest expense over the 10 year terms of the respective debt instruments. In conjunction with the early redemption of the 4.50% Senior Notes on May 27, 2020, the Company accelerated the recognition of the remaining $1.4 million of the pre-tax amount included in Accumulated other comprehensive loss in shareholders’ equity related to the 4.50% Senior Notes and recorded such as Other expense (income) - net in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2020. In conjunction with the early redemption of the 4.20% Senior Notes on June 16, 2021, the Company accelerated the recognition of the remaining $1.3 million of the pre-tax amount included in Accumulated other comprehensive loss in shareholders’ equity related to the 4.20% Senior Notes and recorded such as Other expense (income) - net in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2021. As of September 30, 2021, there was no balance in Accumulated other comprehensive loss related to the cumulative unrealized gain (loss) on derivatives.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at September 30, 2021 and December 31, 2020:

	Basis of Fair Value Measurements
	Balance at September 30, 2021	Level 1	Level 2	Level 3
Trading securities - mutual funds held in nonqualified SERP(1)	$10,842	$10,842	$—	$—
Trading securities - fixed income(2)	9,834	9,834	—	—
Trading securities - equities(2)	1,061	1,061	—	—

	Basis of Fair Value Measurements
	Balance at December 31, 2020	Level 1	Level 2	Level 3
Trading securities - mutual funds held in nonqualified SERP(1)	$13,554	$13,554	$—	$—

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants.
(2) See Note 19 for further discussion of surplus plan assets following the termination of the IDEX Corporation Retirement Plan.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2021 or the year ended December 31, 2020.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short term nature of these instruments. At September 30, 2021, the fair value of the outstanding indebtedness under the Company’s 2.625% Senior Notes, 3.00% Senior Notes, 3.20% Senior Notes, 3.37% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,248.9 million compared to the carrying value of $1,198.7 million. At December 31, 2020, the fair value of the outstanding indebtedness under the Company’s 3.00% Senior Notes, 3.20% Senior Notes, 3.37% Senior Notes, 4.20% Senior Notes and other borrowings based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,127.6 million compared to the carrying value of $1,049.3 million. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to the Company’s rating.

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

Supplemental balance sheet information related to leases as of September 30, 2021 and December 31, 2020 was as follows:

	Balance Sheet Caption	September 30, 2021	December 31, 2020
Operating leases:
Building right-of-use assets - net	Other noncurrent assets	$104,601	$100,775
Equipment right-of-use assets - net	Other noncurrent assets	6,319	5,811
Total right-of-use assets - net		$110,920	$106,586
Operating leases:
Current lease liabilities	Accrued expenses	$17,597	$16,721
Noncurrent lease liabilities	Other noncurrent liabilities	96,927	94,250
Total lease liabilities		$114,524	$110,971

The components of lease cost for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost (1)	$9,258	$7,349	$23,754	$19,663
Variable lease cost	730	426	1,903	1,380
Total lease expense	$9,988	$7,775	$25,657	$21,043

(1) Includes short-term leases, which are immaterial.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
Supplemental cash flow information related to leases for the nine months ended September 30, 2021 and 2020 was as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$23,134	$19,198
Right-of-use assets obtained in exchange for new operating lease liabilities	13,853	36,707

Other supplemental information related to leases as of September 30, 2021 and December 31, 2020 was as follows:

Lease Term and Discount Rate	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases - building and equipment	8.65	9.43
Operating leases - vehicles	2.25	2.01
Weighted-average discount rate:
Operating leases - building and equipment	3.27%	3.51%
Operating leases - vehicles	1.30%	2.05%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at September 30, 2021 have scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2021 (excluding the nine months ended September 30, 2021)	$5,105
2022	19,884
2023	18,014
2024	15,130
2025	13,403
Thereafter	60,478
Total lease payments	132,014
Less: Imputed interest	(17,490)
Present value of lease liabilities	$114,524

Total lease liabilities at December 31, 2020 had scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2021	$19,717
2022	17,014
2023	13,662
2024	11,681
2025	11,141
Thereafter	57,570
Total lease payments	130,785
Less: Imputed interest	(19,814)
Present value of lease liabilities	$110,971

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

15.    Restructuring Expenses and Asset Impairments

During the three and nine months ended September 30, 2021, the Company incurred restructuring costs to facilitate long-term, sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and asset impairments. Restructuring costs include severance benefits, exit costs and asset impairments and are included in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Operations. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs.

In the first nine months of 2021, the Company consolidated certain facilities within the FMT segment which resulted in asset impairments of $0.8 million related to property, plant and equipment that was not relocated to the new locations.

Pre-tax restructuring expenses and asset impairments by segment for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30, 2021
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$1,345	$—	$589	$1,934
Health & Science Technologies	626	—	—	626
Fire & Safety/Diversified Products	(55)	—	—	(55)
Corporate/Other	699	—	—	699
Total restructuring costs	$2,615	$—	$589	$3,204

	Three Months Ended September 30, 2020
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$500	$—	$85	$585
Health & Science Technologies	978	—	—	978
Fire & Safety/Diversified Products	1,249	—	—	1,249
Corporate/Other	105	—	—	105
Total restructuring costs	$2,832	$—	$85	$2,917

	Nine Months Ended September 30, 2021
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$3,972	$—	$815	$4,787
Health & Science Technologies	1,693	—	—	1,693
Fire & Safety/Diversified Products	161	—	—	161
Corporate/Other	1,927	—	—	1,927
Total restructuring costs	$7,753	$—	$815	$8,568

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

Restructuring accruals of $3.3 million and $3.9 million at September 30, 2021 and December 31, 2020, respectively, are reflected in Accrued expenses in the Company’s Condensed Consolidated Balance Sheets. Severance benefits are expected to be paid in the next twelve months using cash from operations. The changes in the restructuring accrual for the nine months ended September 30, 2021 are as follows:

Restructuring
Balance at January 1, 2021	$3,868
Restructuring expenses (1)	7,753
Payments, utilization and other	(8,306)
Balance at September 30, 2021	$3,315

(1) Excludes $0.8 million of asset impairments related to property, plant and equipment.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
16.    Other Comprehensive Income (Loss)

The components of Other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(28,703)	$—	$(28,703)	$47,343	$—	$47,343
Pension and other postretirement adjustments	1,175	(335)	840	462	(171)	291
Reclassification adjustments for derivatives	—	—	—	869	(197)	672
Total other comprehensive income (loss)	$(27,528)	$(335)	$(27,863)	$48,674	$(368)	$48,306

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(56,887)	$—	$(56,887)	$40,158	$—	$40,158
Pension and other postretirement adjustments	14,238	(3,443)	10,795	2,767	(811)	1,956
Reclassification adjustments for derivatives	3,275	(744)	2,531	5,153	(1,171)	3,982
Total other comprehensive income (loss)	$(39,374)	$(4,187)	$(43,561)	$48,078	$(1,982)	$46,096

The amounts reclassified from Accumulated other comprehensive loss to net income during the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	Income Statement Caption
Pension and other postretirement plans:
Amortization of net (gain) loss	$1,175	$462	$14,238	$2,767	Other expense (income) - net
Total before tax	1,175	462	14,238	2,767
Provision for income taxes	(335)	(171)	(3,443)	(811)
Total net of tax	$840	$291	$10,795	$1,956
Derivatives:
Reclassification adjustments	$—	$869	$3,275	$5,153	Interest expense, Other expense (income) - net
Total before tax	—	869	3,275	5,153
Provision for income taxes	—	(197)	(744)	(1,171)
Total net of tax	$—	$672	$2,531	$3,982

During the nine months ended September 30, 2021, the Company recognized the remaining $1.3 million of the pre-tax amount included in Accumulated other comprehensive loss in shareholders’ equity related to the 4.20% Senior Notes as Other expense (income) - net in the Condensed Consolidated Statements of Operations. As of September 30, 2021, there was no balance in Accumulated other comprehensive loss related to the cumulative unrealized gain (loss) on derivatives.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
17.    Common and Preferred Stock

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. There were no share repurchases during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company repurchased a total of 876 thousand shares at a cost of $110.3 million. As of September 30, 2021, the amount of share repurchase authorizations remaining was $712.0 million.

At September 30, 2021 and December 31, 2020, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and five million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at September 30, 2021 or December 31, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average fair value of grants	$45.44	$31.60	$38.86	$34.22
Dividend yield	0.96%	1.18%	1.01%	1.15%
Volatility	24.60%	23.71%	23.77%	22.04%
Risk-free interest rate	0.71% - 0.82%	0.14% - 0.70%	0.12% - 1.54%	1.40% - 1.66%
Expected life (in years)	4.90	5.81	5.70	5.80

Total compensation cost for stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$100	$107	$436	$389
Selling, general and administrative expenses	1,789	2,177	6,269	7,449
Total expense before income taxes	1,889	2,284	6,705	7,838
Income tax benefit	(180)	(216)	(628)	(801)
Total expense after income taxes	$1,709	$2,068	$6,077	$7,037

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

A summary of the Company’s stock option activity as of September 30, 2021 and changes during the nine months ended September 30, 2021 are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	963,726	$125.70	6.94	$70,829,529
Granted	278,605	198.21
Exercised	(131,685)	111.07
Forfeited	(37,979)	165.68
Outstanding at September 30, 2021	1,072,667	$144.92	7.07	$66,728,398
Vested and expected to vest as of September 30, 2021	1,021,851	$142.97	6.98	$65,520,705
Exercisable at September 30, 2021	495,853	$106.25	5.28	$49,933,371

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. A summary of the Company’s restricted stock activity as of September 30, 2021 and changes during the nine months ended September 30, 2021 are presented as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	111,300	$147.13
Granted	37,985	205.64
Vested	(28,874)	137.25
Forfeited	(6,735)	169.41
Unvested at September 30, 2021	113,676	$168.24

Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
Total compensation cost for restricted stock awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$85	$69	$318	$255
Selling, general and administrative expenses	1,290	963	3,856	2,809
Total expense before income taxes	1,375	1,032	4,174	3,064
Income tax benefit	(264)	(217)	(846)	(643)
Total expense after income taxes	$1,111	$815	$3,328	$2,421

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. A summary of the Company’s unvested cash-settled restricted stock activity as of September 30, 2021 and changes during the nine months ended September 30, 2021 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2021	63,940	$199.20
Granted	22,385	198.85
Vested	(22,921)	199.51
Forfeited	(3,930)	206.95
Unvested at September 30, 2021	59,474	$206.95

Dividend equivalents are paid on certain cash-settled restricted stock awards. Total compensation cost for cash-settled restricted stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$60	$283	$414	$595
Selling, general and administrative expenses	364	1,319	2,695	2,433
Total expense before income taxes	424	1,602	3,109	3,028
Income tax benefit	(21)	(150)	(233)	(286)
Total expense after income taxes	$403	$1,452	$2,876	$2,742

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)

A summary of the Company’s performance share unit activity as of September 30, 2021 and changes during the nine months ended September 30, 2021 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	58,695	$218.16
Granted	29,020	247.49
Vested	—	—
Forfeited	(5,850)	212.44
Unvested at September 30, 2021	81,865	$227.90

On December 31, 2020, 24,305 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2020, the Company achieved a 201% payout factor and issued 48,867 common shares in February 2021 for awards that vested in 2020.

Total compensation cost for performance share units is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	1,642	2,572	4,587	7,225
Total expense before income taxes	1,642	2,572	4,587	7,225
Income tax benefit	(84)	(49)	(195)	(157)
Total expense after income taxes	$1,558	$2,523	$4,392	$7,068

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Condensed Consolidated Statements of Operations is consistent with classification of cash compensation for the same employees.

As of September 30, 2021, there was $11.5 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.3 years, $7.8 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years, $4.3 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.0 years and $6.1 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 0.9 years.

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

	Pension Benefits
	Three Months Ended September 30,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$38	$508	$34	$539
Interest cost	43	183	312	263
Expected return on plan assets	(39)	(253)	(927)	(291)
Settlement loss recognized	—	—	326	—
Net amortization	74	548	643	427
Net periodic cost	$116	$986	$388	$938

	Pension Benefits
	Nine Months Ended September 30,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$113	$1,523	$103	$1,620
Interest cost	209	549	963	789
Expected return on plan assets	(815)	(758)	(2,804)	(873)
Settlement loss recognized	10,496	—	702	—
Net amortization	299	1,645	852	1,279
Net periodic (benefit) cost	$10,302	$2,959	$(184)	$2,815

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$179	$154	$535	$463
Interest cost	102	156	307	469
Net amortization	(169)	(135)	(508)	(407)
Net periodic cost	$112	$175	$334	$525

The Company expects to contribute approximately $3.4 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans in 2021. During the first nine months of 2021, the Company contributed a total of $3.3 million to fund these plans.

Effective September 30, 2019, the IDEX Corporation Retirement Plan (“Plan”), a U.S. defined benefit plan, was amended to freeze the accrual of retirement benefits for all participants. This action impacted fewer than 60 participants, as the Plan had been closed to new entrants as of December 31, 2004 and frozen as of December 31, 2005 for all but certain older, longer service participants. Subsequent to the freeze, termination of the Plan was approved in November 2019. Participants were notified in February 2020 and the Plan was terminated in May 2020. During the nine months ended September 30, 2021, the Company settled its remaining obligations under the U.S. pension plan through a combination of lump-sum payments to eligible participants who elected them, and through the purchase of annuities from Legal and General, an A rated third-party insurer. The Company recognized a net loss of $9.7 million, which was recorded within Other expense (income) - net. The net loss consisted of $10.7 million related to previously deferred pension related costs, partially offset by $1.0 million related to an increase in plan assets remaining after the settlement. As of September 30, 2021, the Plan had surplus plan assets of

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(unaudited)
approximately $10.9 million, consisting of investments in equities of $1.1 million and fixed income of $9.8 million. These plan assets are included in Other current assets on the Company’s Condensed Consolidated Balance Sheets and will be used to fund the Company’s other retirement benefit plans over the next twelve months.

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

In evaluating whether to accrue for a contingency, the Company considers the facts and circumstances asserted, historical experience, the likelihood of prevailing and the severity of any potential loss. In the second quarter of 2021, the Company recorded a contingent reserve of $3.9 million associated with a Corporate transaction indemnity for a prior divestiture. During the three months ended September 30, 2021, the Company reached and paid a final settlement of $3.5 million.

21.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $35.3 million for the three months ended September 30, 2021 compared to $17.4 million during the same period in 2020. The effective tax rate increased to 23.4% for the three months ended September 30, 2021 compared to 14.4% during the same period in 2020 primarily due to the impact of the finalization of the Global Intangible Low-Tax Income (“GILTI”) regulations enacted in the third quarter of 2020 as well as a decrease in the excess tax benefit related to share-based compensation in the current period.

The provision for income taxes increased to $96.0 million for the nine months ended September 30, 2021 from $63.8 million during the same period in 2020. The effective tax rate increased to 22.5% for the nine months ended September 30, 2021 compared to 18.7% during the same period in 2020 primarily due to the impact of the finalization of the GILTI regulations enacted in the third quarter of 2020 as well as a decrease in the excess tax benefit related to share-based compensation in the current period.

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

Table of Content
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Liquidity and Capital Resources” and “Results of Operations” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s expected organic sales growth and expected earnings per share, and the assumptions underlying these expectations, plant and equipment capacity for future growth, anticipated future acquisition behavior, availability of cash and financing alternatives and the anticipated benefits of the Company’s acquisitions of both ABEL Pumps, L.P. and certain of its affiliates and Airtech Group, Inc., US Valve Corporation and related entities, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: the duration of the COVID-19 pandemic and the continuing effects of the COVID-19 pandemic (including the emergence of variant strains) on the Company’s ability to operate its business and facilities, on the Company’s customers, on supply chains and on the U.S. and global economy generally; economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company’s results; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; interest rates; capacity utilization and the effect this has on costs; labor markets; supply chain backlogs, including risks affecting component availability, labor inefficiencies and freight logistical challenges; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section included in the Company’s most recent annual report on Form 10-K and the Company’s subsequent quarterly reports filed with the Securities and Exchange Commission (“SEC”) and the other risks discussed in the Company’s filings with the SEC. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

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

The FMT segment designs, produces and distributes positive displacement pumps, small volume provers, flow meters, injectors and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agriculture and energy industries. The FMT segment contains the Energy reporting unit (comprised of Corken, Liquid Controls, SAMPI, Toptech and Flow MD), the Valves reporting unit (comprised of Alfa Valvole, OBL, Richter and Aegis), the Water reporting unit (comprised of Pulsafeeder, Knight, ADS, Trebor and iPEK), the Pumps reporting unit (comprised of Viking, Warren Rupp and ABEL) and the Agriculture reporting unit (comprised of Banjo).

The HST segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems used in beverage, food processing, pharmaceutical and

Table of Content
cosmetics, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions required in analytical instrumentation, clinical diagnostics and drug discovery, high performance molded and extruded sealing components, custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment, engineered hygienic mixers and valves for the global biopharmaceutical industry, biocompatible medical devices and implantables, air compressors and regenerative blowers used in medical, dental, alternative energy and industrial applications, optical components and coatings for applications in the fields of scientific research, defense, biotechnology, aerospace, telecommunications and electronics manufacturing, laboratory and commercial equipment used in the production of micro and nano scale materials, precision photonic solutions used in life sciences, research and defense markets and precision gear and peristaltic pump technologies that meet exacting original equipment manufacturer specifications. The HST segment contains the Scientific Fluidics & Optics reporting unit (comprised of Eastern Plastics, Rheodyne, Sapphire Engineering, Upchurch Scientific, ERC, thinXXS, CVI Melles Griot, Semrock, Advanced Thin Films and FLI), the Sealing Solutions reporting unit (comprised of Precision Polymer Engineering, FTL Seals Technology, Novotema, SFC Koenig and Velcora), the Performance Pneumatic Technologies reporting unit (comprised of Gast and Airtech), the Micropump reporting unit and the Material Processing Technologies reporting unit (comprised of Quadro, Fitzpatrick, Microfluidics and Matcon).

The FSDP segment designs, produces and develops firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. The FSDP segment is comprised of the Fire & Safety reporting unit (comprised of Class 1, Hale, Akron Brass, Weldon, AWG Fittings, Godiva, Dinglee, Hurst Jaws of Life, Lukas and Vetter), the BAND-IT reporting unit and the Dispensing reporting unit.

Management’s primary measurements of segment performance are sales, operating income and operating margin. These measures are monitored by management and significant changes in operating results versus current trends in end markets and variances from forecasts are analyzed with segment management.

Discussed below are certain non-GAAP financial measures, including Organic sales, Adjusted operating income, Adjusted net income, Adjusted earnings per share (“EPS”), Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA. These non-GAAP measures have been defined and reconciled to their most directly comparable U.S. GAAP measures in Item 2 under the heading “Non-GAAP Disclosures.” The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

Some of the Company’s key financial results for the three months ended September 30, 2021 when compared to the same period in the prior year are as follows:

•Sales of $712.0 million increased 23%; organic sales (which excludes acquisitions/divestitures and foreign currency translation) were up 15%.
•Operating income of $161.2 million increased 23%. Adjusted operating income increased 29% to $173.1 million.
•Operating margin of 22.6% was flat. Adjusted operating margin increased 120 basis points to 24.3%.
•Net income attributable to IDEX of $115.7 million increased 11%. Adjusted net income increased 18% to $125.0 million.
•EBITDA of $187.5 million was 26% of sales and covered interest expense by almost 20 times. Adjusted EBITDA of $199.4 million was 28% of sales and covered interest expense by 21 times.
•Diluted EPS of $1.51 increased 14 cents, or 10%. Adjusted EPS of $1.63 increased 23 cents, or 16%.

Some of the Company’s key financial results for the nine months ended September 30, 2021 when compared to the same period in the prior year are as follows:

•Sales of $2,050.0 million increased 18%; organic sales (which excludes acquisitions/divestitures and foreign currency translation) were up 12%.
•Operating income of $475.0 million increased 24%. Adjusted operating income increased 27% to $498.6 million.
•Operating margin increased 120 basis points to 23.2%. Adjusted operating margin increased 170 basis points to 24.3%.
•Net income attributable to IDEX of $330.6 million increased 19%. Adjusted net income increased 25% to $363.1 million.

Table of Content
•EBITDA of $531.0 million was 26% of sales and covered interest expense by almost 17 times. Adjusted EBITDA of $572.9 million was 28% of sales and covered interest expense by over 18 times.
•Diluted EPS of $4.33 increased 69 cents, or 19%. Adjusted EPS of $4.75 increased 91 cents, or 24%.

Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the three and nine months ended September 30, 2021 and 2020.

Consolidated Results for the Three and Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

(In thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$712,019	$581,113	$2,050,002	$1,736,824
Cost of sales	400,450	329,613	1,139,738	978,568
Gross profit	311,569	251,500	910,264	758,256
Selling, general and administrative expenses	147,180	117,370	426,708	369,750
Restructuring expenses and asset impairments	3,204	2,917	8,568	6,758
Operating income	161,185	131,213	474,988	381,748
Other expense (income) - net	630	(704)	16,957	7,321
Interest expense	9,498	10,642	31,479	33,958
Income before taxes	151,057	121,275	426,552	340,469
Provision for income taxes	35,343	17,427	95,987	63,759
Net income	115,714	103,848	330,565	276,710
Net loss attributable to noncontrolling interest	28	—	80	—
Net income attributable to IDEX	$115,742	$103,848	$330,645	$276,710

Basic earnings per common share attributable to IDEX	$1.52	$1.38	$4.35	$3.66
Diluted earnings per common share attributable to IDEX	$1.51	$1.37	$4.33	$3.64

Sales in the third quarter of 2021 were $712.0 million, which was a 23% increase compared to the same period in 2020. This reflects a 15% increase in organic sales, a net 7% increase from acquisitions (Airtech - June 2021 and ABEL - March 2021) and a 1% favorable impact from foreign currency translation. Sales to customers outside the U.S. represented approximately 49% of total sales in the third quarter of 2021 compared to 51% during the same period in 2020.

Sales in the first nine months of 2021 were $2,050.0 million, which was an 18% increase compared to the same period in 2020. This reflects a 12% increase in organic sales, a net 3% increase from acquisitions (Airtech - June 2021, ABEL - March 2021 and Flow MD - February 2020) and a 3% favorable impact from foreign currency translation. Sales to customers outside the U.S. represented approximately 52% of total sales in the first nine months of 2021 compared to 50% during the same period in 2020.

Gross profit of $311.6 million in the third quarter of 2021 increased $60.1 million, or 24%, compared to the same period in 2020 and gross margin of 43.8% in the third quarter of 2021 increased 50 basis points from 43.3% during the same period in 2020. Gross profit of $910.3 million in the first nine months of 2021 increased $152.0 million, or 20%, compared to the same period in 2020 and gross margin of 44.4% in the first nine months of 2021 increased 70 basis points from 43.7% during the same period in 2020. These increases are a result of higher volume and price capture, partially offset by the fair value inventory step-up charges related to both the ABEL and Airtech acquisitions, inflation and supply chain constraints.

Selling, general and administrative expenses increased to $147.2 million in the third quarter of 2021 from $117.4 million during the same period in 2020 and to $426.7 million in the first nine months of 2021 from $369.8 million during the same period in 2020. The increase in both comparative periods was primarily due to higher fixed and variable compensation expenses and amortization from both the ABEL and Airtech acquisitions. Additionally, expenses in the first nine months of 2021 include the impact of the settlement for a Corporate transaction indemnity and higher professional fees related to acquisitions as compared to the prior year period. As a percentage of sales, selling, general and administrative expenses were 20.7% for the

Table of Content
third quarter of 2021, up 50 basis points compared to 20.2% during the same period in 2020, and 20.8% for the first nine months of 2021, down 50 basis points compared to 21.3% during the same period in 2020.

The Company incurred $3.2 million and $8.6 million of restructuring expenses and asset impairments in the three and nine months ended September 30, 2021, respectively, primarily related to severance benefits for cost reduction actions consisting of employee reductions as well as asset impairments related to property, plant and equipment resulting from the consolidation of certain facilities. The restructuring expenses in the three and nine months ended September 30, 2020 primarily related to severance benefits for cost reduction actions primarily consisting of employee reductions due to lower demand as a result of the COVID-19 pandemic.

Operating income of $161.2 million in the third quarter of 2021 was higher than the $131.2 million recorded during the same period in 2020, while operating margin of 22.6% was flat compared with the same period in 2020. Operating income of $475.0 million and operating margin of 23.2% in the first nine months of 2021 were up from the $381.7 million and 22.0%, respectively, recorded during the same period in 2020. The increase in operating income in both comparative periods was driven by higher volume and price capture, partially offset by amortization and the fair value inventory step-up charges related to the ABEL and Airtech acquisitions, inflation, supply chain constraints and targeted increases in discretionary spending.

Other expense (income) - net increased to $0.6 million of expense in the third quarter of 2021 compared to $0.7 million of income during the same period in 2020, primarily due to $1.2 million of losses on trading securities. Other expense (income) - net was $17.0 million of expense in the first nine months of 2021 compared to $7.3 million of expense during the same period in 2020, primarily due to a $9.7 million noncash loss related to the termination of the U.S. pension plan in the current year period. Other expense (income) - net includes a loss on early debt redemption of $8.6 million for the nine months ended September 30, 2021 and $8.4 million for the nine months ended September 30, 2020.

Interest expense decreased in both comparative periods as a result of lower interest rates on the Senior Notes, partially offset by an increase in the amount of debt outstanding compared to the prior year.

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $35.3 million in the third quarter of 2021 compared to $17.4 million during the same period in 2020. The effective tax rate increased to 23.4% in the third quarter of 2021 compared to 14.4% during the same period in 2020. The provision for income taxes increased to $96.0 million in the first nine months of 2021 compared to $63.8 million during the same period in 2020. The effective tax rate increased to 22.5% in the first nine months of 2021 compared to 18.7% during the same period in 2020. The increase in both comparative periods was primarily due to the impact of the finalization of the GILTI regulations enacted in the third quarter of 2020 as well as a decrease in the excess tax benefit related to share-based compensation in the current period.

Net income attributable to IDEX of $115.7 million in the third quarter of 2021 increased from $103.8 million during the same period in 2020. Diluted earnings per share of $1.51 in the third quarter of 2021 increased $0.14, or 10%, compared to the same period in 2020.

Net income attributable to IDEX of $330.6 million in the first nine months of 2021 increased from $276.7 million during the same period in 2020. Diluted earnings per share of $4.33 in the first nine months of 2021 increased $0.69, or 19%, compared to the same period in 2020.

The table below illustrates sales, operating income and EBITDA contributed by each segment on a basis of total segments (not total Company) for the three and nine months ended September 30, 2021. Segment operating income and EBITDA exclude unallocated corporate operating expenses of $17.3 million and $14.2 million for the three months ended September 30, 2021 and 2020, respectively, and $59.9 million and $48.9 million for the nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	FMT	HST	FSDP	IDEX	FMT	HST	FSDP	IDEX
Sales	35%	43%	22%	100%	36%	40%	24%	100%
Operating Income	39%	39%	22%	100%	36%	40%	24%	100%
EBITDA	37%	42%	21%	100%	35%	42%	23%	100%

Table of Content
Fluid & Metering Technologies Segment

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net sales	$251,297	$220,747	$30,550	$745,939	$666,720	$79,219
Operating income	69,020	58,402	10,618	195,384	176,111	19,273
Operating margin	27.5%	26.5%	100 bps	26.2%	26.4%	(20) bps

Sales of $251.3 million increased $30.6 million, or 14%, in the third quarter of 2021 compared to the same period in 2020. This reflects a 7% increase in organic sales, a 6% percent increase from acquisitions (ABEL - March 2021) and a 1% favorable impact from foreign currency translation. In the third quarter of 2021, sales increased 12% domestically and 16% internationally compared to the same period in 2020. Sales to customers outside the U.S. were approximately 46% of total segment sales in the third quarter of 2021 compared to 45% during the same period in 2020.

Sales of $745.9 million increased $79.2 million, or 12%, in the first nine months of 2021 compared to the same period in 2020. This reflects a 6% increase in organic sales, a 4% increase from acquisitions (ABEL - March 2021 and Flow MD - February 2020) and a 2% favorable impact from foreign currency translation. In the first nine months of 2021, sales increased 4% domestically and 23% internationally compared to the same period in 2020. Sales to customers outside the U.S. were approximately 47% of total segment sales in the first nine months of 2021 compared to 42% during the same period in 2020.

Sales within the Company’s Pumps reporting unit increased in the third quarter and first nine months of 2021 compared to the same periods in 2020 due to the acquisition of ABEL and recovery within the industrial market. Sales within the Company’s Agriculture reporting unit increased in the third quarter and first nine months of 2021 compared to the same periods in 2020 due to increased global demand. Sales within the Company’s Water reporting unit increased in the third quarter and first nine months of 2021 compared to the same periods in 2020 due to municipal water recovery and water saving projects. Sales within the Company’s Valves reporting unit slightly decreased in the third quarter of 2021 compared to the same period in 2020 primarily due to lower large project volume in the chemical market, while sales increased in the first nine months of 2021 compared to the same period in 2020 primarily due to the rebound of the global industrial landscape. Sales within the Company’s Energy reporting unit decreased in the third quarter and first nine months of 2021 compared to the same periods in 2020 due to a decline in capital spending in the oil and gas markets.

Operating income of $69.0 million and operating margin of 27.5% in the third quarter of 2021 were higher than the $58.4 million and 26.5%, respectively, recorded during the same period in 2020, primarily due to higher volume, price capture and favorable mix, partially offset by the amortization related to the ABEL acquisition, inflation, supply chain constraints and targeted increases in discretionary spending.

Operating income of $195.4 million in the first nine months of 2021 was higher than the $176.1 million recorded during the same period in 2020, while operating margin of 26.2% in the first nine months of 2021 was lower than the 26.4% recorded during the same period in 2020. The decrease in operating margin is primarily due to the fair value inventory step-up charge and amortization related to the ABEL acquisition. Higher volume, price capture and favorable mix more than offset the impacts of inflation, supply chain constraints and targeted increases in discretionary spending.

Health & Science Technologies Segment

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net sales	$302,287	$220,378	$81,909	$827,668	$660,105	$167,563
Operating income	70,374	49,912	20,462	212,987	150,562	62,425
Operating margin	23.3%	22.6%	70 bps	25.7%	22.8%	290 bps

Sales of $302.3 million increased $81.9 million, or 37%, in the third quarter of 2021 compared to the same period in 2020. This reflects a 24% increase in organic sales, a net 12% increase from acquisitions (Airtech - June 2021) and a 1% favorable impact from foreign currency translation. In the third quarter of 2021, sales increased 50% domestically and 27% internationally compared to the same period in 2020. Sales to customers outside the U.S. were approximately 51% of total segment sales in the third quarter of 2021 compared to 55% during the same period in 2020.

Table of Content
Sales of $827.7 million increased $167.6 million, or 25%, in the first nine months of 2021 compared to the same period in 2020. This reflects an 18% increase in organic sales, a net 4% increase from acquisitions (Airtech - June 2021) and a 3% favorable impact from foreign currency translation. In the first nine months of 2021, sales increased 24% domestically and 27% internationally compared to the same period in 2020. Sales to customers outside the U.S. were approximately 57% of total segment sales in the first nine months of 2021 compared to 56% during the same period in 2020.

Sales within the Company’s Performance Pneumatic Technologies reporting unit increased in the third quarter and first nine months of 2021 compared to the same periods in 2020 primarily due to the acquisition of Airtech, recovery in the industrial market and targeted growth initiatives. Sales within the Company’s Sealing Solutions reporting unit increased in the third quarter and first nine months of 2021 compared to the same periods in 2020 primarily due to strength in the semiconductor market and favorability in the automotive market. Sales within the Company’s Scientific Fluidics & Optics reporting unit increased in the third quarter and first nine months of 2021 compared to the same periods in 2020 due to recovery in analytical instrumentation as well as microfluidics and optics demand. Sales within the Company’s Micropump reporting unit increased in the third quarter and first nine months of 2021 compared to the same periods in 2020 due to recovery of demand in the inkjet printing market. Sales within the Company’s Material Processing Technologies reporting unit increased in the third quarter and first nine months of 2021 compared to the same periods in 2020 primarily due to increased demand in the food and pharmaceutical markets.

Operating income of $70.4 million and operating margin of 23.3% in the third quarter of 2021 were higher than the $49.9 million and 22.6%, respectively, recorded during the same period in 2020, while operating income of $213.0 million and operating margin of 25.7% in the first nine months of 2021 were higher than the $150.6 million and 22.8%, respectively, recorded during the same period in 2020. The increases in operating income and operating margin in both comparative periods were driven primarily by higher volume, price capture and favorable mix, partially offset by amortization and the $9.1 million fair value inventory step-up charge related to the Airtech acquisition, inflation, supply chain constraints and targeted increases in discretionary spending.

Fire & Safety/Diversified Products Segment

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net sales	$159,106	$140,896	$18,210	$479,402	$412,296	$67,106
Operating income	39,126	37,103	2,023	126,483	103,977	22,506
Operating margin	24.6%	26.3%	(170) bps	26.4%	25.2%	120 bps

Sales of $159.1 million increased $18.2 million, or 13%, in the third quarter of 2021 compared to the same period in 2020. This reflects a 12% increase in organic sales and a 1% favorable impact from foreign currency translation. In the third quarter of 2021, sales increased 22% domestically and 5% internationally compared to the same period in 2020. Sales to customers outside the U.S. were approximately 50% of total segment sales in the third quarter of 2021 compared to 54% during the same period in 2020.

Sales of $479.4 million increased $67.1 million, or 16%, in the first nine months of 2021 compared to the same period in 2020. This reflects a 13% increase in organic sales and a 3% favorable impact from foreign currency translation. In the first nine months of 2021, sales increased 11% domestically and 21% internationally compared to the same period in 2020. Sales to customers outside the U.S. were approximately 53% of total segment sales in the first nine months of 2021 compared to 51% during the same period in 2020.

Sales within the Company’s Dispensing reporting unit increased in the third quarter and first nine months of 2021 compared to the same periods in 2020 primarily due to strong demand in the paint market. Sales within the Company’s BAND-IT reporting unit increased in the third quarter and first nine months of 2021 compared to the same periods in 2020 due to a rebound in the aerospace, energy and industrial markets. Sales within the Company’s Fire & Safety reporting unit decreased in the third quarter of 2021 compared to the same period in 2020 due to supply chain constraints and a delay in larger project tenders, while sales increased in the first nine months of 2021 compared to the same period in 2020 primarily due to recovery of the market globally for the Fire business.

Operating income of $39.1 million in the third quarter of 2021 was higher than the $37.1 million recorded during the same period in 2020, while operating margin of 24.6% in the third quarter of 2021 was lower than the 26.3% recorded during the same period in 2020. Price capture and volume leverage offsets faced stronger headwinds within the segment due to higher direct OEM exposure and higher levels of material intensity due to vertical integration.

Table of Content
Operating income of $126.5 million and operating margin of 26.4% in the first nine months of 2021 were higher than the $104.0 million and 25.2%, respectively, recorded during the same period in 2020, primarily due to higher volume and price capture, partially offset by inflation, supply chain constraints and targeted increases in discretionary spending.

Corporate

Corporate costs increased to $17.3 million in the third quarter of 2021 from $14.2 million during the same period in 2020 and $59.9 million in the first nine months of 2021 compared to $48.9 million during the same period in 2020, primarily as a result of higher variable compensation and employee-related expenses.

Liquidity and Capital Resources

Liquidity

The Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements and quarterly dividend payments to holders of the Company’s common stock for the foreseeable future. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings. As of September 30, 2021, there was no balance outstanding under the Revolving Facility and $7.2 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $792.8 million. The Company believes that additional borrowings through various financing alternatives remain available, if required.

The Company also has Senior Notes outstanding. For a discussion of the Company’s Senior Notes, please see Note 11 in the Notes to Condensed Consolidated Financial Statements. At September 30, 2021, the Company was in compliance with covenants contained in the Credit Agreement and other long-term debt agreements.

Operating Activities

Cash flows from operating activities for the first nine months of 2021 decreased $5.7 million, or 1%, to $402.2 million compared to the first nine months of 2020 primarily due to unfavorable changes in working capital, partially offset by higher earnings. At September 30, 2021, working capital was $1,114.3 million and the Company’s current ratio was 3.4 to 1. At September 30, 2021, the Company’s cash and cash equivalents totaled $806.5 million, of which $527.3 million was held outside of the United States. The COVID-19 pandemic (including the emergence of variant strains) has impacted and may continue to impact the Company’s operating cash flows through direct and indirect effects on the Company’s operations, customers and supply chain. Although the Company has been able to operate through the COVID-19 pandemic with only temporary shutdowns, any future disruptions due to operational shutdowns may impact the Company’s ability to operate as well as generate operating cash flow. Based on currently available information and management’s current expectations, the Company anticipates that it has sufficient cash on hand and sufficient access to capital to continue to fund operations for at least the next twelve months.

Investing Activities

Cash flows used in investing activities for the first nine months of 2021 increased by $468.6 million to $624.2 million compared to the same period in 2020, primarily due to higher cash outflows for acquisitions and capital expenditures.

Financing Activities

Cash flows provided by financing activities for the first nine months of 2021 were $24.5 million compared to $20.8 million used in financing activities during the same period in 2020, primarily due to share repurchases in 2020 that did not reoccur in 2021, partially offset by the redemption of an incremental $50.0 million of Senior Notes as compared to the prior year period and lower proceeds from stock option exercises.

Table of Content
Capital Expenditures

Cash flows from operations were more than adequate to fund capital expenditures of $45.5 million and $39.4 million in the first nine months of 2021 and 2020, respectively. The Company believes it has sufficient operating cash flow to continue to meet current obligations and invest in planned capital expenditures. Capital expenditures are generally expenditures for machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.

Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. There were no share repurchases during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company repurchased a total of 876 thousand shares at a cost of $110.3 million. As of September 30, 2021, the amount of share repurchase authorization remaining is $712.0 million.

Non-GAAP Disclosures

Set forth below are reconciliations of Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EPS, EBITDA and Adjusted EBITDA to the comparable measures of gross profit, operating income, net income and EPS, as determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has reconciled Adjusted gross profit to Gross profit, Adjusted operating income to Operating income; Adjusted net income to Net income; Adjusted EPS to EPS; and consolidated EBITDA, segment EBITDA, Adjusted consolidated EBITDA and Adjusted segment EBITDA to Net income. The reconciliation of segment EBITDA and Adjusted segment EBITDA to net income was performed on a consolidated basis due to the fact that the Company does not allocate consolidated interest expense or the consolidated provision for income taxes to its segments.

Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across the Company’s three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within the Company’s industry. Management believes that EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 11 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements” such as EBITDA interest coverage, which is EBITDA divided by consolidated interest expense. In addition, this report presents Adjusted EBITDA, which is EBITDA adjusted for items that are not reflective of ongoing operations, such as fair value inventory step-up charges, restructuring expenses and asset impairments, the impact of the settlement for a Corporate transaction indemnity, the loss on early debt redemption and the noncash loss related to the termination of the U.S. pension plan, and Adjusted EBITDA interest coverage, which is Adjusted EBITDA divided by consolidated interest expense. Management believes that Adjusted EBITDA is useful as a performance indicator of ongoing operations. The Company believes that Adjusted EBITDA is also useful to some investors as an indicator of the strength and performance of the Company and its segments’ ongoing business operations and a way to evaluate and compare operating performance and value companies within the Company’s industry. The definition of Adjusted EBITDA used here may differ from that used by other companies.

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

Management uses Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EPS and Adjusted EBITDA as metrics by which to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as fair value inventory step-up charges, restructuring expenses and asset impairments, the impact of the settlement for a Corporate transaction indemnity, the loss on early debt redemption and the noncash loss related to the termination of the U.S. pension plan. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making.

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

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	Three Months Ended September 30, 2021
	FMT	HST	FSDP	IDEX
Change in net sales	14%	37%	13%	23%
- Net impact from acquisitions/divestitures	6%	12%	—%	7%
- Impact on foreign currency	1%	1%	1%	1%
Change in organic net sales	7%	24%	12%	15%

	Nine Months Ended September 30, 2021
	FMT	HST	FSDP	IDEX
Change in net sales	12%	25%	16%	18%
- Net impact from acquisitions/divestitures	4%	4%	—%	3%
- Impact on foreign currency	2%	3%	3%	3%
Change in organic net sales	6%	18%	13%	12%

Table of Content

2. Reconciliations of Reported-to-Adjusted Gross Profit and Margin

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross profit	$311,569	$251,500	$910,264	$758,256
+ Fair value inventory step-up charges	9,100	—	11,586	4,107
Adjusted gross profit	$320,669	$251,500	$921,850	$762,363

Net sales	$712,019	$581,113	$2,050,002	$1,736,824

Gross profit margin	43.8%	43.3%	44.4%	43.7%
Adjusted gross profit margin	45.0%	43.3%	45.0%	43.9%

3. Reconciliations of Reported-to-Adjusted Operating Income and Margin

(dollars in thousands)	Three Months Ended September 30, 2021
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$69,020	$70,374	$39,126	$(17,335)	$161,185
+ Restructuring expenses and asset impairments	1,934	626	(55)	699	3,204
+ Fair value inventory step-up charges	—	9,100	—	—	9,100
+ Corporate transaction indemnity	—	—	—	(400)	(400)
Adjusted operating income (loss)	$70,954	$80,100	$39,071	$(17,036)	$173,089

Net sales (eliminations)	$251,297	$302,287	$159,106	$(671)	$712,019

Operating margin	27.5%	23.3%	24.6%	n/m	22.6%
Adjusted operating margin	28.2%	26.5%	24.6%	n/m	24.3%

	Three Months Ended September 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$58,402	$49,912	$37,103	$(14,204)	$131,213
+ Restructuring expenses and asset impairments	585	978	1,249	105	2,917
Adjusted operating income (loss)	$58,987	$50,890	$38,352	$(14,099)	$134,130

Net sales (eliminations)	$220,747	$220,378	$140,896	$(908)	$581,113

Operating margin	26.5%	22.6%	26.3%	n/m	22.6%
Adjusted operating margin	26.7%	23.1%	27.2%	n/m	23.1%

Table of Content

	Nine Months Ended September 30, 2021
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$195,384	$212,987	$126,483	$(59,866)	$474,988
+ Restructuring expenses and asset impairments	4,787	1,693	161	1,927	8,568
+ Fair value inventory step-up charges	2,486	9,100	—	—	11,586
+ Corporate transaction indemnity	—	—	—	3,500	3,500
Adjusted operating income (loss)	$202,657	$223,780	$126,644	$(54,439)	$498,642

Net sales (eliminations)	$745,939	$827,668	$479,402	$(3,007)	$2,050,002

Operating margin	26.2%	25.7%	26.4%	n/m	23.2%
Adjusted operating margin	27.2%	27.0%	26.4%	n/m	24.3%

	Nine Months Ended September 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$176,111	$150,562	$103,977	$(48,902)	$381,748
+ Restructuring expenses and asset impairments	2,433	2,162	1,890	273	6,758
+ Fair value inventory step-up charges	4,107	—	—	—	4,107
Adjusted operating income (loss)	$182,651	$152,724	$105,867	$(48,629)	$392,613

Net sales (eliminations)	$666,720	$660,105	$412,296	$(2,297)	$1,736,824

Operating margin	26.4%	22.8%	25.2%	n/m	22.0%
Adjusted operating margin	27.4%	23.1%	25.7%	n/m	22.6%

4. Reconciliations of Reported-to-Adjusted Net Income and EPS

(in thousands, except EPS)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reported net income attributable to IDEX	$115,742	$103,848	$330,645	$276,710
+ Restructuring expenses and asset impairments	3,204	2,917	8,568	6,758
+ Tax impact on restructuring expenses and asset impairments	(771)	(703)	(2,060)	(1,540)
+ Fair value inventory step-up charges	9,100	—	11,586	4,107
+ Tax impact on fair value inventory step-up charges	(1,961)	—	(2,707)	(932)
+ Loss on early debt redemption	—	—	8,561	8,421
+ Tax impact on loss on early debt redemption	—	—	(1,841)	(1,912)
+ Termination of the U.S. pension plan	—	—	9,688	—
+ Tax impact on termination of the U.S. pension plan	—	—	(2,083)	—
+ Corporate transaction indemnity	(400)	—	3,500	—
+ Tax impact on Corporate transaction indemnity	85	—	(754)	—
Adjusted net income attributable to IDEX	$124,999	$106,062	$363,103	$291,612

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reported EPS attributable to IDEX	$1.51	$1.37	$4.33	$3.64
+ Restructuring expenses and asset impairments	0.04	0.04	0.11	0.09
+ Tax impact on restructuring expenses and asset impairments	(0.01)	(0.01)	(0.03)	(0.02)
+ Fair value inventory step-up charges	0.12	—	0.15	0.05
+ Tax impact on fair value inventory step-up charges	(0.03)	—	(0.04)	(0.01)
+ Loss on early debt redemption	—	—	0.11	0.11
+ Tax impact on loss on early debt redemption	—	—	(0.02)	(0.02)
+ Termination of the U.S. pension plan	—	—	0.13	—
+ Tax impact on termination of the U.S. pension plan	—	—	(0.03)	—
+ Corporate transaction indemnity	—	—	0.05	—
+ Tax impact on Corporate transaction indemnity	—	—	(0.01)	—
Adjusted EPS attributable to IDEX	$1.63	$1.40	$4.75	$3.84

Diluted weighted average shares	76,452	75,960	76,408	76,119

5. Reconciliations of EBITDA to Net Income

(dollars in thousands)	Three Months Ended September 30, 2021
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$69,020	$70,374	$39,126	$(17,335)	$161,185
- Other expense (income) - net	384	(236)	50	432	630
+ Depreciation and amortization	7,737	15,335	3,787	110	26,969
EBITDA	76,373	85,945	42,863	(17,657)	187,524
- Interest expense					9,498
- Provision for income taxes					35,343
- Depreciation and amortization					26,969
Net income					$115,714

Net sales (eliminations)	$251,297	$302,287	$159,106	$(671)	$712,019
Operating margin	27.5%	23.3%	24.6%	n/m	22.6%
EBITDA margin	30.4%	28.4%	26.9%	n/m	26.3%
EBITDA interest coverage					19.7

Table of Content

	Three Months Ended September 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$58,402	$49,912	$37,103	$(14,204)	$131,213
- Other expense (income) - net	(719)	(32)	340	(293)	(704)
+ Depreciation and amortization	7,163	10,230	3,854	104	21,351
EBITDA	66,284	60,174	40,617	(13,807)	153,268
- Interest expense					10,642
- Provision for income taxes					17,427
- Depreciation and amortization					21,351
Net income					$103,848

Net sales (eliminations)	$220,747	$220,378	$140,896	$(908)	$581,113
Operating margin	26.5%	22.6%	26.3%	n/m	22.6%
EBITDA margin	30.0%	27.3%	28.8%	n/m	26.4%
EBITDA interest coverage					14.4

	Nine Months Ended September 30, 2021
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$195,384	$212,987	$126,483	$(59,866)	$474,988
- Other expense (income) - net	5,968	(290)	1,833	9,446	16,957
+ Depreciation and amortization	22,743	38,382	11,510	327	72,962
EBITDA	212,159	251,659	136,160	(68,985)	530,993
- Interest expense					31,479
- Provision for income taxes					95,987
- Depreciation and amortization					72,962
Net income					$330,565

Net sales (eliminations)	$745,939	$827,668	$479,402	$(3,007)	$2,050,002
Operating margin	26.2%	25.7%	26.4%	n/m	23.2%
EBITDA margin	28.4%	30.4%	28.4%	n/m	25.9%
EBITDA interest coverage					16.9

Table of Content

	Nine Months Ended September 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
Operating income (loss)	$176,111	$150,562	$103,977	$(48,902)	$381,748
- Other expense (income) - net	(35)	(91)	148	7,299	7,321
+ Depreciation and amortization	19,370	30,806	11,409	389	61,974
EBITDA	195,516	181,459	115,238	(55,812)	436,401
- Interest expense					33,958
- Provision for income taxes					63,759
- Depreciation and amortization					61,974
Net income					$276,710

Net sales (eliminations)	$666,720	$660,105	$412,296	$(2,297)	$1,736,824
Operating margin	26.4%	22.8%	25.2%	n/m	22.0%
EBITDA margin	29.3%	27.5%	28.0%	n/m	25.1%
EBITDA interest coverage					12.9

6. Reconciliations of EBITDA to Adjusted EBITDA

(dollars in thousands)	Three Months Ended September 30, 2021
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$76,373	$85,945	$42,863	$(17,657)	$187,524
+ Restructuring expenses and asset impairments	1,934	626	(55)	699	3,204
+ Fair value inventory step-up charges	—	9,100	—	—	9,100
+ Corporate transaction indemnity	—	—	—	(400)	(400)
Adjusted EBITDA	$78,307	$95,671	$42,808	$(17,358)	$199,428

Adjusted EBITDA margin	31.2%	31.6%	26.9%	n/m	28.0%
Adjusted EBITDA interest coverage					21.0

	Three Months Ended September 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$66,284	$60,174	$40,617	$(13,807)	$153,268
+ Restructuring expenses and asset impairments	585	978	1,249	105	2,917
Adjusted EBITDA	$66,869	$61,152	$41,866	$(13,702)	$156,185

Adjusted EBITDA margin	30.3%	27.7%	29.7%	n/m	26.9%
Adjusted EBITDA interest coverage					14.7

Table of Content

	Nine Months Ended September 30, 2021
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$212,159	$251,659	$136,160	$(68,985)	$530,993
+ Restructuring expenses and asset impairments	4,787	1,693	161	1,927	8,568
+ Fair value inventory step-up charges	2,486	9,100	—	—	11,586
+ Loss on early debt redemption	—	—	—	8,561	8,561
+ Termination of the U.S. pension plan	6,293	—	1,782	1,613	9,688
+ Corporate transaction indemnity	—	—	—	3,500	3,500
Adjusted EBITDA	$225,725	$262,452	$138,103	$(53,384)	$572,896

Adjusted EBITDA margin	30.3%	31.7%	28.8%	n/m	27.9%
Adjusted EBITDA interest coverage					18.2

	Nine Months Ended September 30, 2020
	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$195,516	$181,459	$115,238	$(55,812)	$436,401
+ Restructuring expenses and asset impairments	2,433	2,162	1,890	273	6,758
+ Fair value inventory step-up charges	4,107	—	—	—	4,107
+ Loss on early debt redemption	—	—	—	8,421	8,421
Adjusted EBITDA	$202,056	$183,621	$117,128	$(47,118)	$455,687

Adjusted EBITDA margin	30.3%	27.8%	28.4%	n/m	26.2%
Adjusted EBITDA interest coverage					13.4

(1) EBITDA, a non-GAAP financial measure, is reconciled to net income, its most directly comparable U.S. GAAP financial measure, immediately above in Table 5.

7. Reconciliations of Cash Flows from Operating Activities to Free Cash Flow

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash flows from operating activities	$156,633	$153,686	$402,229	$407,899
- Capital expenditures	14,894	18,353	45,487	39,438
Free cash flow	$141,739	$135,333	$356,742	$368,461

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward

Table of Content
contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes, and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of September 30, 2021, the Company did not have any derivative instruments outstanding.

Foreign Currency Exchange Rates

The Company’s foreign currency exchange rate risk is limited principally to the Euro, Swiss Franc, British Pound, Canadian Dollar, Indian Rupee, Chinese Renminbi and Swedish Krona. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The effect of transaction gains and losses is reported within Other expense (income) - net in the Condensed Consolidated Statements of Operations.

Interest Rate Fluctuation

The Company does not have significant interest rate exposure due to all of the $1,200.1 million of debt outstanding as of September 30, 2021 being fixed rate debt.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

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

In evaluating whether to accrue for losses associated with legal or other contingencies, the Company takes into consideration factors such as the facts and circumstances asserted, historical experience, the likelihood of prevailing and the severity of any potential loss. In the second quarter of 2021, the Company recorded a contingent reserve of $3.9 million associated with a Corporate transaction indemnity for a prior divestiture. During the three months ended September 30, 2021, the Company reached and paid a final settlement of $3.5 million.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2021 to July 31, 2021	—	$—	—	$712,001,005
August 1, 2021 to August 31, 2021	—	—	—	712,001,005
September 1, 2021 to September 30, 2021	—	—	—	712,001,005
Total	—	$—	—	$712,001,005

(1)On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date.

Table of Content
Item 6.    Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Comprehensive Income, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEX Corporation

By:	/s/ WILLIAM K. GROGAN
William K. Grogan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ALLISON S. LAUSAS
Allison S. Lausas
Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: October 27, 2021