Form 10-K
period 2021-12-31
IDEX CORP /DE/
filed 2022-02-24
CIK 832101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value, as of the last business day of the registrant’s most recently completed second fiscal quarter, of the common stock (based on the June 30, 2021 closing price of $220.05) held by non-affiliates of IDEX Corporation was $16,710,929,496.
The number of shares outstanding of IDEX Corporation’s common stock, par value $.01 per share, as of February 18, 2022 was 76,119,749.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement with respect to the IDEX Corporation 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Statement Under the Private Securities Litigation Reform Act

This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s expected organic sales growth and expected earnings per share, and the assumptions underlying these expectations, plant and equipment capacity for future growth and the anticipated timing and effects of planned facility expansion, the duration of supply chain challenges, anticipated future acquisition behavior and capital deployment, availability of cash and financing alternatives, the anticipated timing of the closing of the Company’s acquisition of Nexsight, LLC and its businesses Envirosight, WinCan, MyTana and Pipeline Renewal Technologies (“Nexsight”) and the anticipated benefits of the Company’s acquisitions of ABEL Pumps, L.P. and certain of its affiliates (“ABEL”), Airtech Group, Inc., US Valve Corporation and related entities (“Airtech”) and Nexsight, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: the duration of the COVID-19 pandemic and the continuing effects of the COVID-19 pandemic, including the emergence of variant strains, on the Company’s ability to operate its business and facilities, on its customers, on supply chains and on the U.S. and global economy generally; economic and political consequences resulting from terrorist attacks and wars; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company’s results; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; interest rates; capacity utilization and the effect this has on costs; labor markets; supply chain backlogs, including risks affecting component availability, labor inefficiencies and freight logistical challenges; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters, and the other risk factors discussed in Item 1A, “Risk Factors” of this annual report. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

Item 1.        Business.

Overview

IDEX Corporation (“IDEX” or the “Company”) was incorporated in Delaware on September 24, 1987 and is an applied solutions provider serving niche markets worldwide. IDEX is a high-performing, global enterprise committed to making trusted solutions that improve lives and are mission critical components in everyday life. Substantially all of the Company’s business activities are carried out through over 40 wholly-owned subsidiaries with shared values of trust, team and excellence. IDEX’s diverse family of businesses is innovative and inquisitive in its quest to solve customers’ most challenging applied technology problems. These businesses operate with a high degree of autonomy, yet are all united by employing The IDEX Difference, a philosophy of great teams who embrace the 80/20 principle while remaining hyper-focused on serving customers.

End Markets and Products

The following table summarizes the percentage of total IDEX sales generated by each end market:

IDEX Corporation
2021 End Markets
Paint: 6%
Automotive: 6%
Other: 7%
Water: 6%
Analytical Instruments: 7%
Chemical: 5%
Semiconductor: 4%
Food & Pharma: 8%
Agriculture: 4%
Energy: 8%
Industrial: 19%
Life Sciences: 8%
Fire & Safety: 12%

The Company has three reportable segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”). The segments are structured around how to best serve customer needs, with each segment consisting of businesses that have product and end market similarities as well as common distribution methods and production processes. This structure enables management efficiency, aligns IDEX’s operations with its focus on organic growth, strategic acquisitions and capital allocation priorities and provides transparency about the Company’s performance to external stakeholders.

Within its three reportable segments, the Company maintains 13 reporting units. IDEX believes that each of its reporting units is a leader in its products and services. The Company also believes that its strong financial performance has been attributable to its ability to design and engineer specialized quality products coupled with its ability to successfully identify, acquire and integrate strategic acquisitions. The table below illustrates the three reportable segments and the reporting units within each segment.

FMT	HST	FSDP

Pumps	Scientific Fluidics & Optics	Fire & Safety
Water	Sealing Solutions	Dispensing
Energy	Performance Pneumatic Technologies	BAND-IT
Valves	Material Processing Technologies
Agriculture	Micropump

The table below illustrates the percentages of the share of sales and operating income contributed by each segment on the basis of total segments (not total Company) for the years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021				Year Ended December 31, 2020
	FMT	HST	FSDP	IDEX	FMT	HST	FSDP	IDEX
Sales	36%	41%	23%	100%	38%	38%	24%	100%
Operating income(1)	36%	40%	24%	100%	40%	35%	25%	100%

(1) Segment operating income excludes unallocated corporate operating expenses of $80.5 million and $64.9 million for the years ended December 31, 2021 and 2020, respectively.

FLUID & METERING TECHNOLOGIES SEGMENT

The FMT segment designs, produces and distributes positive displacement pumps, valves, small volume provers, flow meters, injectors and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agriculture and energy industries. FMT application-specific pump and metering solutions serve a diverse range of end markets, including industrial infrastructure (fossil fuels, refined and alternative fuels and water and wastewater), energy, chemical processing, agriculture, food and beverage, semiconductor, pulp and paper, automotive/transportation, plastics and resins, electronics and electrical, construction and mining, pharmaceutical and bio-pharmaceutical, machinery and numerous other specialty niche markets.

The following table summarizes the percentage of total FMT sales generated by each end market:

Fluid & Metering Technologies
2021 End Markets
Agriculture: 11%
Food & Pharma: 4%
Semiconductor: 3%
Chemical Processing: 13%
Other: 3%
Automotive: 1%
Water: 16%
Industrial: 31%
Energy: 18%

The following discussion describes the reporting units included in the FMT segment:

Pumps. Pumps is a leading manufacturer of rotary internal gear, external gear, vane and rotary lobe pumps, custom-engineered OEM pumps, strainers, gear reducers and engineered pump systems. Pumps primarily uses independent distributors to market and sell its products. Pumps is comprised of the following businesses:

•Viking Pump’s products consist of external gear pumps, strainers and reducers and related controls used for transferring and metering thin and viscous liquids sold under the Viking Pump and Wright Flow brands. Viking Pump products primarily serve the chemical, petroleum, pulp and paper, plastics, paints, inks, tanker trucks, compressor, construction, food and beverage, personal care, pharmaceutical and biotech markets. Viking Pump maintains operations in Cedar Falls, Iowa (Viking Pump and Wright Flow products); Eastbourne, England (Wright Flow products); Shannon, Ireland (Viking Pump products) and Windsor, Ontario (Viking Pump products).
•Warren Rupp manufactures air-operated double diaphragm pumps products (which include Versa-Matic products) used for abrasive and semisolid materials as well as for applications where product degradation is a concern or where electricity is not available or should not be used. Warren Rupp products primarily serve the chemical, paint, food processing, electronics, construction, utilities, oil and gas, mining and industrial maintenance markets. Warren Rupp maintains operations in Mansfield, Ohio.
•ABEL designs and manufactures highly engineered reciprocating positive displacement pumps for a variety of end markets including mining, marine, power, water, wastewater and other general industries. ABEL maintains operations in Büchen, Germany and Mansfield, Ohio and has a facility in Madrid, Spain.

Water. Water is a leading provider of metering technology, flow monitoring products and underground surveillance services for wastewater markets, alloy and non-metallic gear pumps, peristaltic pumps, transfer pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Water is comprised of the following businesses:

•ADS’ products and services provide comprehensive integrated solutions that enable industry, municipalities and government agencies to analyze and measure the capacity, quality and integrity of wastewater collection systems, including the maintenance and construction of such systems. ADS maintains operations in Huntsville, Alabama and various other locations in the United States, Canada and Australia.
•iPEK supplies remote controlled systems used for infrastructure inspection. iPEK maintains operations in Hirschegg, Austria and Sulzberg, Germany.
•Knight is a leading manufacturer of pumps and dispensing equipment for industrial laundries, commercial dishwashing and chemical metering. Knight maintains operations in Irvine, California and a maquiladora in Ciudad Juarez, Chihuahua, Mexico.
•Trebor is a leader in high-purity fluid handling products, including air-operated diaphragm pumps and deionized water-heating systems. Trebor products are used in the manufacturing of semiconductors, disk drives and flat panel displays. Trebor maintains operations in West Jordan, Utah.
•Pulsafeeder products are used to introduce precise amounts of fluids into processes to manage water quality and chemical composition as well as peristaltic pumps. Its markets include water and wastewater treatment, oil and gas, power generation, pulp and paper, chemical and hydrocarbon processing and swimming pools. Pulsafeeder maintains operations in Rochester, New York and Punta Gorda, Florida.

Energy.     Energy is a leading supplier of flow meters, small volume provers, electronic registration and control products, rotary vane and turbine pumps, reciprocating piston compressors and terminal automation control systems. Energy is comprised of the following businesses:

•Advanced Flow Solutions (“AFS”) consists of the Company’s Corken, Liquid Controls and SAMPI businesses. Applications for Liquid Controls and SAMPI consist of positive displacement flow meters and electronic registration and control products, including mobile and stationary metering installations for wholesale and retail distribution of petroleum and liquefied petroleum gas, aviation refueling and industrial metering and dispensing of liquids and gases. Corken products consist of positive-displacement rotary vane pumps, single and multistage regenerative turbine pumps and small horsepower reciprocating piston compressors. AFS maintains operations in Oklahoma City, Oklahoma (Corken and Liquid Controls products) and Altopascio, Italy (SAMPI products).
•Toptech supplies terminal automation hardware and software to control and manage inventories as well as transactional data and invoicing to customers in the oil, gas and refined-fuels markets. Toptech maintains operations in Longwood, Florida and Zwijndrecht, Belgium.
•Flow MD engineers and manufactures small volume provers that ensure custody transfer accuracy in the oil and gas industry. Flow MD maintains operations in Phoenix, Arizona.

Valves.    Valves is a leader in the design, manufacture and sale of specialty valve products for use in the chemical, petro-chemical, energy and sanitary markets as well as a leading producer of fluoroplastic lined corrosion-resistant magnetic drive and mechanical seal pumps, shut-off, control and safety valves for corrosive, hazardous, contaminated, pure and high-purity fluids. Valves is comprised of the following businesses:

•Alfa Valvole and OBL manufacture products used in various industrial fields for fluid control, in both gas and liquid form, in all sectors of plant engineering, cosmetics, detergents, food industry, electric energy, pharmaceutical, chemical plants, petrochemical plants, oil, heating/air conditioning and also on ships, ferries and marine oil platforms. Alfa Valvole and OBL maintain operations in Cassorezzo, Italy.
•Richter’s products offer superior solutions for demanding and complex pump and valve applications in the process industry. Richter maintains operations in Cedar Falls, Iowa; Kempen, Germany and Suzhou, China.
•Aegis produces specialty chemical processing valves for use in the chemical, petro-chemical, chlor-alkali and pulp and paper industries. Aegis maintains operations in Geismar, Louisiana.

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

HEALTH & SCIENCE TECHNOLOGIES SEGMENT

The HST segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems, pneumatic components and sealing solutions, high performance molded and extruded sealing components, custom mechanical and shaft seals, engineered hygienic mixers and valves, biocompatible medical devices and implantables, air compressors and blowers, optical components and coatings, laboratory and commercial equipment, precision photonic solutions and precision gear and peristaltic pump technologies. HST serves a variety of end markets, including food and beverage, life sciences, analytical instruments, pharmaceutical and biopharmaceutical, industrial, semiconductor, automotive/transportation, medical/dental, energy, cosmetics, marine, chemical, wastewater and water treatment, research and aerospace/defense markets.

The following table summarizes the percentage of total HST sales generated by each end market:

Health & Science Technologies
2021 End Markets

Semiconductor: 8%
Other: 8%
Industrial: 14%
Automotive: 8%
Medical/Dental: 4%
Energy: 2%
Aerospace/Defense: 2%
Food & Pharma: 16%
Life Sciences: 20%
Analytical Instruments: 18%

The following discussion describes the reporting units included in the HST segment:

Scientific Fluidics & Optics. Scientific Fluidics & Optics is a global authority in life science fluidics, optics, microfluidics and photonics, offering a diverse set of technologies, expertise, capabilities and product solutions across numerous market segments. Scientific Fluidics & Optics is comprised of the following businesses:

•IDEX Health & Science (“IH&S”) consists of IH&S Fluidics and IH&S Life Science Optics. The IH&S Fluidics technology and product portfolio consists of column hardware, degassers, fluidic connections, fluidic manifolds, pumps and pump components, sensors, refractive index detectors, valves and fluidics sub-systems. The IH&S Life Science Optics technology and product portfolio consists of illumination light engines, optical filters, optical subsystems, sensors, cameras and camera imaging objectives. IH&S serves the life science optics, chromatography, mass spectrometry, in-vitro diagnostics/biotech fluidics and fluidic connections markets. IH&S maintains operations in Bristol, Connecticut; Carlsbad, California; Lima, New York; Middleboro, Massachusetts; Oak Harbor, Washington; Rochester, New York; Rohnert Park, California; Saitama, Japan; Shanghai, China and Beijing, China.
•IDEX Optical Technologies consists of Advanced Thin Films, CVI Laser Optics and CVI Infrared Optics. The technology and product portfolio consists of polarization optics, windows, optical filters, beamsplitters, lenses, waveplates, monolithic, optics, lens assemblies, imaging assemblies, shutters optical subsystems and detector integration. IDEX Optical Technologies serves the semiconductor metrology, satellite optical communications, defense, aerospace and remote sensing, additive manufacturing and laser material processing markets. The businesses maintain operations in Albuquerque, New Mexico; Boulder, Colorado; Didam, The Netherlands; and Whetstone Leicester, United Kingdom.
•Microfluidics includes thinXXS Microtechnology, a global leader in developing and producing microfluidic systems, components and consumables serving the point of care diagnostic and digital polymerase chain reaction (“PCR”) markets. The business maintains operations in Zweibruken, Germany.

Sealing Solutions. Sealing Solutions focuses on providing special seals and related products and solutions in diversified markets. Sealing Solutions is comprised of the following businesses:

•Precision Polymer Engineering is a provider of proprietary high performance seals and advanced sealing solutions for a diverse range of global industries and applications, including hazardous duty, analytical instrumentation, semiconductor, process technologies, oil and gas, pharmaceutical, electronics and food applications. Precision Polymer Engineering is headquartered in Blackburn, England and has an additional manufacturing facility in Brenham, Texas. Precision Polymer Engineering also entered into a joint venture with a third party to manufacture and sell high performance elastomer seals for the oil and gas industry to customers within the Kingdom of Saudi Arabia as well as export these high performance elastomer seals outside of the Kingdom of Saudi Arabia. The joint venture is headquartered in Dammam, Saudi Arabia.
•FTL Seals Technology is located in Leeds, England and specializes in the design and application of high integrity rotary seals, specialty bearings and other custom products for the mining, power generation and marine markets.
•Novotema is located in Villongo, Italy and is a leader in the design, manufacture and sale of specialty sealing solutions for use in the building products, gas control, transportation, industrial and water markets.
•SFC Koenig is a producer of highly engineered expanders and check valves for critical applications across the transportation, hydraulic, aviation and medical markets. SFC Koenig is based in Dietikon, Switzerland and has additional facilities in North Haven, Connecticut; Illerrieden, Germany and Suzhou, China.
•Velcora and its operating subsidiaries under the Roplan name are global manufacturers of custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment. Velcora is headquartered in Sweden and has operations in Ningbo, China; Berkshire, England and Madison, Wisconsin.

Performance Pneumatic Technologies. Performance Pneumatic Technologies provides specialized, high-performing air moving technologies across a wide array of industries. This reporting unit was previously named Gast and was renamed Performance Pneumatic Technologies upon the acquisition of Airtech in June 2021. Performance Pneumatic Technologies is comprised of the following businesses:

•Gast is a leading manufacturer of air-moving products, with a core technology around fractional horsepower (under 1 hp) air compressors, vacuum pumps and air motors. Gast products are used in a variety of long-life applications requiring a quiet, clean source of moderate vacuum or pressure and primarily serve the medical equipment, environmental equipment, computers and electronics, printing machinery, paint mixing machinery, packaging machinery, graphic arts and industrial manufacturing markets. Gast is based in Benton Harbor, Michigan and has a logistics and commercial center in Redditch, England.
•Airtech designs and manufactures a wide range of highly-engineered pressure technology products, with a core technology around high performance blowers (2 hp and above) and pneumatic valves for a variety of end markets, including alternative energy, food processing, medical, packaging and transportation. Airtech is headquartered in Rutherford, New Jersey and has other manufacturing operations in Linthicum Heights, Maryland, Wilmington, North Carolina, Werneck, Germany and Shenzhen, China.

Material Processing Technologies. Material Processing Technologies provides process equipment and global support service solutions that meet customer specific requirements with a focus in the pharmaceutical, food and chemical markets. Material Processing Technologies is comprised of the following businesses:

•IDEX MPT, Inc., which includes Fitzpatrick, Microfluidics, Quadro and Steridose, is based in Waterloo, Canada and also has an office in Westwood, Massachusetts.
◦Quadro is a leading provider of powder processing solutions for the pharmaceutical and food markets. Quadro’s core capabilities include fine milling, emulsification and special handling of liquid and solid particulates for laboratory, pilot phase and production scale processing.
◦Steridose develops engineered hygienic mixers and valves for the global biopharmaceutical industry.
◦Fitzpatrick is a global leader in the design and manufacture of process technologies for the pharmaceutical, food and personal care markets. Fitzpatrick designs and manufactures customized size reduction, and roll compaction systems to support their customers’ product development and manufacturing processes.
◦Microfluidics is a global leader in the design and manufacture of laboratory and production equipment used in the production of micro and nano scale materials for the pharmaceutical, biologics and vaccine markets. Microfluidics is the exclusive producer of the Microfluidizer family of high shear fluid processors for uniform nano-emulsion formation, Lipid nanoparticle creation, robust cell disruption and particle size reduction.
•Matcon is located in Evesham, England and is a global leader in material processing solutions for high value powders used in the manufacture of pharmaceuticals, food, plastics and fine chemicals. Matcon’s innovative products consist of the original cone valve powder discharge system and filling, mixing and packaging systems, all of which support its customers’ automation and process requirements. These products are critical to its customers’ need to maintain clean, reliable and repeatable formulations of prepackaged foods and pharmaceuticals while helping them achieve lean and agile manufacturing.

Micropump. Headquartered in Vancouver, Washington, Micropump is a leader in small, precision-engineered, magnetically and electromagnetically driven rotary gear, piston and centrifugal pumps. Micropump products are used in low-flow abrasive and corrosive applications. Micropump products primarily serve the continuous ink-jet printing, medical equipment, chemical processing, pharmaceutical, refining, laboratory, electronics, textiles, peristaltic metering pumps, analytical process controllers and sample preparation systems markets.

FIRE & SAFETY/DIVERSIFIED PRODUCTS SEGMENT

The FSDP segment designs, produces and distributes firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications in the automotive, energy and industrial markets and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses in the paint and industrial markets around the world.

The following table below summarizes the percentage of total FSDP sales generated by each end market:

Fire & Safety/Diversified Products
2021 End Markets

Automotive: 10%
Industrial: 6%
Other: 3%
Energy: 1%
Rescue Tools: 17%
Fire Suppression: 37%
Paint: 26%

The following discussion describes the reporting units included in the FSDP segment:

Fire & Safety.    Fire & Safety businesses produce truck-mounted and portable fire pumps, stainless steel and brass valves, monitors, nozzles, foam and compressed air foam systems, pump modules and pump kits, electronic controls and information systems, conventional and networked electrical systems, mechanical components for the fire, rescue and specialty vehicle markets, hydraulic, battery, gas and electric-operated rescue equipment, hydraulic re-railing equipment, hydraulic tools for industrial applications, recycling cutters, pneumatic lifting and sealing bags for vehicle and aircraft rescue, environmental protection and disaster control and jumping cushions for building rescue. Fire & Safety’s customers are original equipment manufacturers (“OEMs”) as well as public and private fire and rescue organizations. Fire & Safety maintains facilities in Ocala, Florida (Class 1 and Hale products); Warwick, England (Godiva products); Wooster and Columbus, Ohio (Akron Brass and Weldon products); Ballendorf, Germany (AWG Fittings products); Shelby, North Carolina (Hurst Jaws of Life® products); Tianjin, China (Dinglee products); Erlangen, Germany (Lukas products) and Zulpich, Germany (Vetter products).

Dispensing.  Dispensing businesses produce precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world. Dispensing is a global supplier of such equipment focused on the architectural paints segment used in retail and commercial stores, hardware stores, home centers and paint and specialized stores as well as in some industrial settings. Dispensing maintains facilities in Sassenheim, The Netherlands and Wheeling, Illinois as well as multiple sales offices around the world.

BAND-IT.    BAND-IT is a leading producer of high-quality stainless steel banding, buckles and clamping systems. The BAND-IT brand is highly recognized worldwide. BAND-IT products are used for securing exhaust system heat and sound shields, airbags, industrial hose fittings, traffic signs and signals, electrical cable shielding, identification and bundling and in numerous other industrial and commercial applications. BAND-IT products primarily serve the automotive, aerospace, energy, utility, municipal, cable management and general industrial markets. BAND-IT is based in Denver, Colorado, with additional operations in Staveley, England.

INFORMATION APPLICABLE TO THE COMPANY’S BUSINESS IN GENERAL AND ITS SEGMENTS

Competitors

The Company’s businesses participate in highly competitive markets. IDEX believes that the principal points of competition are product quality, design and engineering capabilities, product development, conformity to customer specifications, quality of post-sale support, timeliness of delivery and effectiveness of the Company’s distribution channels.

Principal competitors of the FMT segment are the Pumps Group (Maag, Blackmer and Wilden products) of Dover Corporation (with respect to pumps and small horsepower compressors used in liquefied petroleum gas distribution facilities, rotary gear pumps and air-operated double-diaphragm pumps); and Ingersoll Rand’s Precision and Science Technologies (PST) division (with respect to metering, control and rotary gear pumps).

Principal competitors of the HST segment are the Thomas division of Ingersoll Rand (with respect to vacuum pumps and compressors); Thermo Scientific Dionex products (with respect to analytical instrumentation); Parker Hannifin (with respect to sealing devices); Valco Instruments Co., Inc. (with respect to fluid injectors and valves); and Gooch & Housego PLC (with respect to electro-optic and precision photonics solutions used in the life sciences market).

The principal competitors of the FSDP segment are Waterous Company, a unit of American Cast Iron Pipe Company (with respect to truck-mounted firefighting pumps); Holmatro, Inc. (with respect to rescue tools); Corob S.p.A. (with respect to dispensing and mixing equipment for the paint industry); and Panduit Corporation (with respect to stainless steel bands, buckles and clamping systems).

Customers

In 2021, the Company did not have any customers that accounted for more than 3% of net sales. Since the Company serves a wide variety of markets, customer concentrations are not significant.

International

The Company’s products and services are available worldwide, with manufacturing operations in more than 20 countries. The businesses located outside the U.S. are primarily based in Germany, U.K., Italy, India, China, Canada and The Netherlands. The Company’s geographic diversity allows it to draw on the skills of a global workforce, provides greater stability to its operations, allows the Company to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers the Company an opportunity to access new markets for products. A strong foothold in these countries has allowed the Company to make great strides to expand its footprint in emerging markets, where the Company believes there is tremendous potential for growth across all segments.

The following table illustrates sales to customers within and outside the U.S. as a percentage of total sales for total IDEX as well as by segment and by reporting unit for the year ended December 31, 2021:

	Domestic	International
FMT	53%	47%
Pumps	54%	46%
Water	57%	43%
Energy	60%	40%
Valves	14%	86%
Agriculture	77%	23%

HST	44%	56%
Scientific Fluidics & Optics	46%	54%
Sealing Solutions	24%	76%
Performance Pneumatic Technologies	77%	23%
Material Processing Technologies	34%	66%
Micropump	26%	74%

FSDP	49%	51%
Fire & Safety	50%	50%
Dispensing	42%	58%
BAND-IT	56%	44%

IDEX	48%	52%

Raw Materials

The Company uses a wide variety of raw materials which are generally purchased from a large number of independent sources around the world. The Company believes it has an adequate supply of raw materials necessary to meet demand and continues to actively manage recent supply chain constraints. In addition, the Company is exposed to fluctuations in commodity pricing and inflation and attempts to control these impacts through increased prices to customers and various other programs with its suppliers.

Suppliers

The Company manufactures many of the parts and components used in its products. Substantially all materials, parts and components purchased by the Company are available from a large number of independent sources around the world. The Company believes it has a sufficient number of suppliers necessary to meet demand and continues to actively manage recent supply chain constraints.

Inventory and Backlog

The Company regularly and systematically adjusts production schedules and quantities based on the flow of incoming orders. Prior to the COVID-19 pandemic, backlog generally was not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of the Company’s products. During 2021, backlog significantly increased due to supply chain constraints and inventory increased to support production. The Company remains focused on delivering products and services to customers against an elevated backlog and continues to actively manage inventory levels.

Shared Services

The Company has production facilities in Suzhou, China and Vadodara, India that support multiple business units. During 2021, the Company embarked on projects to expand both the China and India facilities in an effort to increase its footprint in these emerging markets as the Company believes there is tremendous potential for growth across all segments. The projects are expected to be completed in 2022. In addition, IDEX has personnel in China, India, Dubai, Mexico, Latin America and Singapore that provide sales, marketing, product design, engineering and sourcing support to its business units in those regions as well as personnel in various locations in South America, the Middle East, Korea and Japan to support sales and marketing efforts in those regions.

Employees

At December 31, 2021, the Company had 7,536 employees. Approximately 5% of its employees in the U.S. were represented by labor unions, with various contracts expiring through November 2023. Management believes that the Company has a positive relationship with its employees. The Company historically has been able to renegotiate its collective bargaining agreements satisfactorily, with its last work stoppage occurring in March 1993.

Human Capital Management

The Company recognizes that its success would not be possible without the valuable contributions of its workforce. Investment in people enables the Company to accomplish its goals and deliver innovative customer solutions. The Company’s corporate Human Capital strategy is overseen by its Chief Human Resource Officer (“CHRO”). Annually, the CHRO presents a talent review to the Company’s Board of Directors. As part of the review, the team details each enterprise-level senior leadership position and outlines succession plans to ensure the Board is informed of the Company’s plans for business continuity and success.

The Company’s workforce advancement strategy succeeds through investment in three pillars: skill-building for the entire workforce, leadership development aligned with the Company’s methodology and fostering a great culture. The Company’s approach to training and education helps drive long-term value by providing employees with opportunities to develop skills both individually and as teams:

•Employees have access to learning through a variety of sources, including the IDEX Academy, which is the primary platform for global leadership development programs, local development programs and specific individual development plans. These trainings also help to develop future and potential leaders in the IDEX leadership methodology.
•The Company also enables employee development and growth by offering full-time U.S. employees who have at least six months of service the ability to participate in the Tuition Reimbursement program. Through the program, employees can have certain expenses from secondary educational institutions reimbursed up to $5,250 per year.
•The Company also built the IDEX Accelerating Management Potential (“I-AMP”) Collegiate Talent Program in 2018 to give early career professionals the opportunity to learn the Company’s values and business, and to grow within the Company in both full-time and internship roles. Since the program began, over 78 percent of participants have represented either gender or racial minority groups, and the Company will continue its focus on providing opportunities for diverse early career professionals.
•The Company prioritizes hiring team members who will embrace the team-driven culture and also places considerable emphasis on leveraging the talented employees within the Company’s internal pipeline, filling many leadership positions with Company employees.
•Across the enterprise, the Company’s goal is to achieve manufacturing company top quartile employee engagement as measured by its engagement survey. Given the challenges that the COVID-19 pandemic brought to the work environment, the Company is encouraged that employees are staying engaged as it remains in the top quartile among manufacturing companies with employee engagement at 76 percent.

Employee Pay and Benefits

Attracting and retaining top talent is critical to the success of the Company’s business. The Company offers a highly competitive pay and benefits package for employees in all the markets where it operates. The performance-based pay packages provide many employees with short-term performance incentives. The Company also provides equity-based, long-term incentives to its senior leaders. In 2021, many of the Company’s business units took proactive action with off-cycle pay rate increases for hourly employees as the labor dynamics tightened. The Company increased its 2022 compensation budgets as related to previous years to maintain its focus on retaining key talent.

The Company’s U.S. employees can participate in a 401(k) retirement plan and an Employee Stock Purchase Plan, which allows an employee to purchase IDEX stock through payroll deductions.

Diversity, Equity & Inclusion

The Company has always recognized diversity as foundational to creativity and resilience; the three pillars of Innovation, Diversity and Excellence form the acronym that is the Company’s name, IDEX. Gender, ethnic, cultural and other human diversity is critical to the Company’s success.

In 2021, the Company hired a Vice President, Chief Diversity, Equity and Inclusion (“DE&I”) Officer (“CDO”) reporting directly to the Chief Executive Officer. Subsequently, the CDO engaged the executive leadership team and Board of Directors to finalize a three-year DE&I High Level Strategy and Tactics road map. Our Board of Directors regularly reviews DE&I progress. In 2021, the Board of Directors also added its first African American member.

In 2021, the Company increased its number of senior leaders who are racially diverse by 28%. The Company also saw a 5% increase in people managers that are racially diverse. Women in senior leadership and management roles held steady in 2021. As a part of the DE&I strategic roadmap, in 2022 the Company plans to: 1) hire a global DE&I team; 2) embed DE&I metrics into Executive Leadership Team goals and compensation; 3) review diverse talent quarterly with business leaders; 4) implement a company-wide inclusive leadership development plan; and 5) actively benchmark progress against competitors and DE&I best practice partners.

Further, the Company has been conducting pay equity analyses for U.S. employees since 2018 to ensure that employees’ actual pay was substantially similar to their predicted pay. Where appropriate, the Company provided base pay adjustments for employees that were outliers from their predicted pay, further reinforcing the Company’s commitment to diversity and a culture of inclusion, equality and respect.

Workplace Health & Safety

The Company is proud to manufacture highly engineered products, including many that have life-saving benefits. Doing this would not be possible without the systems the Company has developed and implemented to help ensure the health and safety of its employees, and those who work in the Company’s locations. The first part of this system is the IDEX Employee Health and Safety (“EHS”) Policy which outlines the Company’s vision to provide an injury free workplace for employees and prevent pollution of the environment. This is supplemented by the Company’s EHS Framework in which the Company defines the three pillars of its EHS system, and the nine elements that reside under these pillars. These two documents underpin EHS at IDEX and assist leadership and employees in meeting the Company’s vision.

The Company also encourages all full-time employees enrolled in the U.S. Healthcare Benefit Plan to participate in the third-party operated Wellness Program which provides access to annual biometric screenings, health evaluations and wellness credits that can be earned for meeting individual wellness goals each year. A number of the business units organize complementary wellness programs, including walking clubs, health fairs and lunch and learns with nutritionists for their employees.

The Company continued to remain vigilant with its employees’ health and safety in 2021 as it relates to the COVID-19 pandemic. Many of the policies and procedures that were implemented in 2020 were continued or modified as the situation dictated.

Worker Rights and Protection

The Company believes that a respectful workplace is free from unlawful discrimination and harassment, and this involves more than just compliance with the law. The Company strives to create a work environment that is free of inappropriate and unprofessional behavior and consistent with the Company’s values – a place where everyone is invited to do their best every day and feel free to report any concerns. The Company has policies, procedures and regular training in place to protect its workforce and prevent workplace harassment and discrimination. This includes a global Code of Business Conduct & Ethics policy where employees agree to follow and receive annual training. The Company also maintains a global hotline where employees are encouraged (and can choose to remain anonymous) to report any concerns or issues.

Information about Our Executive Officers

Set forth below are the names of the executive officers of the Company, their ages, years of service, the positions held by them and their business experience during the past five years.

Name	Age	Years of Service	Position
Eric D. Ashleman	54	13	Chief Executive Officer and President
William K. Grogan	43	10	Senior Vice President and Chief Financial Officer
Denise R. Cade	59	6	Senior Vice President, General Counsel and Corporate Secretary
Melissa S. Flores	39	11	Senior Vice President and Chief Human Resources Officer

Mr. Ashleman has served as President and Chief Executive Officer since December 2020. Prior to that, Mr. Ashleman was Senior Vice President and Chief Operating Officer from July 2015 to December 2020, Vice President-Group Executive of the Company’s HST and FSDP segments from January 2014 through July 2015 and President-Group Executive of the Company’s FSDP segment from 2011 through January 2014. Mr. Ashleman joined IDEX in 2008 as the President of Gast Manufacturing.

Mr. Grogan has served as Senior Vice President and Chief Financial Officer since January 2017. Prior to that, Mr. Grogan served as Vice President of Finance, Operations from July 2015 through January 2017. From January 2012 through July 2015, Mr. Grogan was Vice President-Finance for the Company’s HST and FSDP segments.

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

Public Filings

Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge at www.idexcorp.com as soon as reasonably practicable after being filed electronically with the United States Securities and Exchange Commission (the “SEC”). The Company’s reports are also available free of charge on the SEC’s website, www.sec.gov. Information on the Company’s website is not incorporated into this Form 10-K.

Item 1A.        Risk Factors.

For an enterprise as diverse and complex as the Company, a wide range of factors present risks to the Company and could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of the Company’s operations and the financial results of its operations elsewhere in this report, the most material of these factors are included below. Current global economic events and conditions may amplify many of these risks. These risks are not the only risks that may affect the Company. Additional risks that the Company is not aware of or does not believe are material at the time of this filing may also become important factors that adversely affect the Company’s business.

Risks Related to the Company’s Operations

The Company and its Results of Operations and Financial Condition Have Been and May Continue To Be Materially Adversely Impacted by the Ongoing COVID-19 Pandemic.

The ongoing COVID-19 pandemic continues to be a rapidly-changing situation that has negatively impacted and could continue to negatively impact the global economy. The extent to which COVID-19 and the emergence of variant strains continues to impact the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak and business closures or business disruptions for the Company, its suppliers and its customers. Any changes in or resurgence of COVID-19 could have a material impact on the Company’s ability to get the raw materials, parts and components it needs to manufacture its products as its suppliers face disruptions in their businesses, closures or bankruptcy as a result of COVID-19. The Company depends greatly on its suppliers for items that are essential to the manufacturing of its products. If its suppliers fail to meet its manufacturing needs in the future, it would delay the Company’s production and product shipments to customers and negatively affect operations.
The Company has implemented work-from-home policies for certain “non-essential” employees. Although these work-from-home policies have not negatively impacted the Company in any material respect to date, COVID-19 is dynamic and any future resurgences could negatively impact productivity, disrupt conduct of the Company’s business in the ordinary course and delay production timelines. Due to the large remote workforce populations, the Company may also face informational technology infrastructure and connectivity issues from the vendors that it relies on for certain information technologies to administer, store and support the Company’s multiple business activities. IDEX is heavily dependent on the availability and support of its technology landscape, several of which are provided by external third party service providers (e.g., Microsoft, AT&T and Verizon). Although the Company has not suffered any disruptions to date, any future disruptions in their operations could also negatively impact the Company and its operating results and financial condition.
To the extent COVID-19 adversely affects the Company and its financial results, it may also have the effect of heightening many of the other risks described in Item 1A, “Risk Factors” of this annual report, such as those relating to international operations, the Company’s ability to develop new products, the Company’s ability to execute on its growth strategy of acquisitions, the Company’s dependency on raw materials, parts and components, the effects on movements in foreign currency exchange rates on the Company, the effects on the Company that result from declines in commodity prices and the Company’s reliance on labor availability to operate and grow the business.

The Company’s Inability to Continue to Develop New Products Could Limit Sales Growth.

The Company’s ability to continue to grow organically is tied in large part to its ability to continue to develop new products. A failure to continue to develop and deliver new, innovative and competitive products to the market could limit sales growth and negatively impact the Company and its financial condition, results of operations and cash flow.

The Company’s Growth Strategy Includes Acquisitions and the Company May Not be Able to Make Acquisitions of Suitable Candidates or Integrate Acquisitions Successfully.

The Company’s historical growth has included, and the Company’s future growth is likely to continue to include, acquisitions. The Company intends to continue to seek acquisition opportunities both to expand into new markets and to enhance its position in existing markets throughout the world. The Company may not be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain financing needed to consummate those acquisitions, complete proposed acquisitions or successfully integrate acquired businesses into its existing operations. In addition, any acquisition, once successfully integrated, may not perform as planned, be accretive to earnings, or otherwise prove beneficial to the Company.

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

The Markets Served by the Company are Highly Competitive and this Competition Could Reduce Sales and Operating Margins.

Most of the Company’s products are sold in competitive markets. Maintaining and improving a competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, customer service and support and distribution networks. The Company may not be successful in maintaining its competitive position. The Company’s competitors may develop products that are superior, may develop methods of more efficiently and effectively providing products and services or may adapt quicker to new technologies or evolving customer requirements. The Company may not be able to compete successfully with existing competitors or with new competitors. Pricing pressures may require the Company to adjust the prices of products to stay competitive. Failure to continue competing successfully could reduce sales, operating margins and overall financial performance.

The Company is Dependent on the Availability of Raw Materials, Parts and Components Used in Its Products.

While the Company manufactures certain parts and components used in its products, the Company also requires substantial amounts of raw materials and purchases certain parts and components from suppliers. The availability of and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, including due to geopolitical or civil unrest, unfavorable economic or industry conditions, labor disruptions, supply chain disruptions, catastrophic weather events, natural disasters, the occurrence of a contagious disease or illness, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, these raw materials or parts and components could materially affect the Company and its financial condition, results of operations and cash flow.

The Company’s Business Operations May Be Adversely Affected by Information Systems Interruptions or Intrusion.

The Company depends on various information technologies to administer, store and support multiple business activities. If these systems (or the systems of the Company’s customers or third-party hosting services) are damaged, cease to function properly or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, the Company could experience production downtimes, operational delays, other detrimental impacts on operations or the ability to provide products and services to its customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of the Company’s systems or networks, financial losses from remedial actions, loss of business or potential liability, penalties, fines and/or damage to the Company’s reputation. While the Company attempts to mitigate these risks by employing a number of measures, including employee training, technical security controls and maintenance of backup and protective systems, the Company’s systems, networks, products and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse effect on the Company and its financial condition or results of operations. Further, given the unpredictability, nature and scope of cyber-security attacks, it is possible that potential vulnerabilities could go undetected for an extended period.

Uncertainty Related to Environmental Regulation and Industry Standards, as well as Physical Risks of Climate Change, Could Impact the Company's Results of Operations and Financial Position.

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. New climate change laws and regulations could require the Company to change its manufacturing processes or obtain substitute materials that may cost more or be less available for its manufacturing operations. Various jurisdictions in which the Company does business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, limitations or restrictions on water use, the production of single use plastics, regulations on energy management and waste management and other climate change-based rules and regulations, which may increase the Company’s expenses and adversely affect its operating results. In addition, the physical risks of climate change may impact the availability and cost of materials, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs. The expected future increased worldwide regulatory activity relating to climate change could expand the nature, scope and complexity of matters that the Company is required to control, assess and report. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company, its suppliers, its customers or its products, or the

Company's operations are disrupted due to physical impacts of climate change on the Company, its customers or its suppliers, the Company's business, results of operations and financial condition could be adversely impacted.

Risks Related to Economic Conditions

A Slowdown in the U.S. or International Economy Could Materially Adversely Affect the Sales and Profitability of the Company’s Businesses.

In 2021, 48% of the Company’s sales were derived from domestic operations while 52% were derived from international operations. The Company’s largest end markets include industrial, semiconductor, automotive, life sciences and medical technologies, fire and rescue, oil and gas, paint and coatings, chemical processing, agriculture, water and wastewater treatment and optical filters and components. A slowdown in the U.S. or global economy and, in particular, any of these specific end markets could materially reduce the Company’s sales and profitability.

Changes to Geopolitical and Economic Conditions in the U.S. and Foreign Countries in Which the Company Operates Could Adversely Affect the Company.

The Company expects international operations and export sales to continue to be significant for the foreseeable future. The Company’s sales from international operations and sales from export are both subject in varying degrees to risks inherent in doing business outside the U.S. These risks include the following:

•possibility of unfavorable circumstances arising from host country laws or regulations and the risks related to required compliance with local laws;
•risks of economic instability, including due to inflation;
•currency exchange rate fluctuations and restrictions on currency repatriation;
•potential negative consequences from changes to taxation policies;
•disruption of operations from labor and political disturbances;
•withdrawal from or renegotiation of international trade agreements and other restrictions on the trade between the United States and other countries;
•the effects of the Trade and Cooperation Agreement between the European Union, the European Atomic Energy Community and the United Kingdom that was entered into on December 30, 2020 following the United Kingdom’s decision to exit the European Union;
•changes in tariff and trade barriers, including uncertainty caused by the evolving relations between the United States and China; and
•geopolitical events, including natural disasters, climate change, public health issues, political instability (such as increasing tensions between Ukraine and Russia), terrorism, insurrection or war.

Any of these events could have a materially adverse impact on the Company and its operations.

Significant Movements in Foreign Currency Exchange Rates May Harm the Company’s Financial Results.

The Company is exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Swiss Franc, Canadian Dollar, British Pound, Indian Rupee, Chinese Renminbi and Swedish Krona. Any significant change in the value of the currencies of the countries in which the Company does business against the U.S. Dollar could affect the Company’s ability to sell products competitively and control its cost structure, which could have a material adverse effect on results of operations. For additional detail related to this risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Fluctuations in Interest Rates Could Adversely Affect the Company’s Results of Operations and Financial Position.

The Company’s profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates. The Company maintains a revolving credit facility (the “Revolving Facility”), which bears interest at either an alternate base rate or adjusted LIBOR plus, in each case, an applicable margin based on the lower of the Company's senior, unsecured, long-term debt rating or the Company’s applicable leverage ratio. A significant increase in LIBOR or the other rates the Company has agreed to use as a successor to LIBOR under the Revolving Facility, as amended, would significantly increase the Company’s cost of borrowings. Further, any changes in regulatory standards or industry practices, such as the ultimate discontinuation of the use of LIBOR and the transition to alternative benchmark rates may result in the usage of higher interest rates under the Revolving Facility, and the Company’s current or future indebtedness may be adversely affected. The Company is also exposed to risks if the U.S. Federal Reserve raises its benchmark interest rate, which may reduce the availability of and increase the cost of obtaining new debt and refinancing existing indebtedness. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

A Significant or Sustained Decline in Commodity Prices, Including Oil, Could Negatively Impact the Levels of Expenditures by Certain of the Company’s Customers.

Demand for the Company’s products depends, in part, on the level of new and planned expenditures by certain of its customers. The level of expenditures by the Company’s customers is dependent on, among other factors, general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Volatility in commodity prices, including oil, can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of the Company’s customers to finance capital investment and maintenance may also be affected by the conditions in their industries. Reduced demand for the Company’s products could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts the absorption of fixed manufacturing costs. This reduced demand could have a material adverse effect on the Company and its financial condition and results of operations.

Risks Related to Legal, Accounting and Regulatory Matters

An Unfavorable Outcome of Any Pending Contingencies or Litigation Could Adversely Affect the Company.

The Company is currently involved in pending and threatened legal, regulatory and other proceedings arising in the ordinary course of business. These proceedings may pertain to matters such as product liability or contract disputes, and may also involve governmental inquiries, inspections, audits or investigations relating to issues such as tax matters, intellectual property, environmental, health and safety issues, governmental regulations, employment and other matters. Where it is reasonably possible to do so, the Company accrues estimates of the probable costs for the resolution of these matters. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results and the availability of insurance coverage, assuming a combination of litigation and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be materially affected by changes in assumptions, the continued availability of insurance coverage or the effectiveness of the Company’s strategies related to these proceedings. For additional detail related to this risk, see Item 3, “Legal Proceedings” and Note 11 in Part II, Item 8, “Financial Statements and Supplementary Data.”

The Company’s Intangible Assets, Including Goodwill, are a Significant Portion of Total Assets and a Write-off of Intangible Assets or Goodwill Would Adversely Impact the Company’s Operating Results and Significantly Reduce the Company’s Net Worth.

The Company’s total assets reflect substantial intangible assets, primarily goodwill and identifiable intangible assets. At December 31, 2021, goodwill and intangible assets totaled $2,167.7 million and $597.3 million, respectively. These assets primarily result from acquisitions, representing the excess of the purchase price over the fair value of the tangible net assets acquired. Annually, or when certain events occur that require a more current valuation, the Company assesses whether there has been an impairment in the value of goodwill and identifiable intangible assets. If future operating performance at one or more of the Company’s reporting units were to fall significantly below forecasted levels, the Company could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of goodwill or identifiable intangible assets would adversely impact the Company’s results of operations and net worth. See Note 6 in Part II, Item 8, “Financial Statements and Supplementary Data” for further discussion on goodwill and intangible assets.

Failure To Comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or Other Applicable Anti-bribery Laws Could Have an Adverse Effect on the Company.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. The Company’s policies mandate compliance with all anti-bribery laws. However, the Company operates in certain countries that are recognized as having governmental and commercial corruption. The Company’s internal control policies and procedures may not always protect it from reckless or criminal acts committed by employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on the Company and its financial condition and results of operations.

General Risk Factors

The Company’s Success Depends on Its Executive Management and Other Key Personnel.

The Company’s future success depends to a significant degree on the skills, experience and efforts of its executive management and other key personnel and their ability to provide the Company with uninterrupted leadership and direction. The loss of the services of any of the executive officers or a failure to provide adequate succession plans for key personnel could have an adverse impact on the Company. The availability of highly qualified talent is limited and the competition for talent is robust. However, the Company provides long-term equity awards and certain other benefits for its executive officers which provides incentives for them to make a commitment to the Company. The Company’s future success will depend on its ability to have adequate succession plans in place and to attract, retain and develop qualified personnel. A failure to efficiently replace executive management members and other key personnel and to attract, retain and develop new qualified personnel could have an adverse effect on the Company’s operations and implementation of its strategic plan.

Challenges with Respect to Labor Availability Could Negatively Impact the Company’s Ability to Operate or Grow the Business.

The Company’s success depends in part on the ability of its businesses to proactively attract, motivate and retain a qualified and highly skilled workforce in an intensely competitive labor market. A failure to attract, motivate and retain highly skilled personnel could adversely affect the Company’s operating results or its ability to operate or grow the business. Additionally, any labor stoppages or labor disruptions, including due to geopolitical unrest, unfavorable economic or industry conditions, catastrophic weather events, natural disasters or the occurrence of a contagious disease or illness could adversely affect the Company’s operating results or its ability to operate or grow the business.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.        Properties.

The Company conducts business at plants and offices that can be owned or leased and located in the U.S. or outside the U.S., with square footage primarily in Germany (12%), U.K. (6%), Italy (5%), India (3%), China (2%), Canada (2%) and The Netherlands (2%). The Company has invested a significant amount of capital to expand both the China and India facilities that will ultimately double the Company’s historic capacity in each of these countries. Otherwise, management considers its facilities suitable and adequate for the Company’s operations and believes the Company can meet demand increases over the near term with its existing facilities, especially given its operational improvement initiatives that usually increase capacity.

A summary of properties used by the Company’s operations as of December 31, 2021 are shown in the following table:

	Square footage (in millions)
		Location		Owned/Leased
	Total	Domestic	International	Owned	Leased
Fluid & Metering Technologies	1.9	1.4	0.5	1.2	0.7
Health & Science Technologies	1.6	1.0	0.6	0.7	0.9
Fire & Safety/Diversified Products	1.4	0.8	0.6	1.1	0.3
Other(1)	0.3	0.1	0.2	0.2	0.1
Total	5.2	3.3	1.9	3.2	2.0

(1) Other includes shared service locations as well as the Company’s executive office, which occupies 40,261 square feet of leased space in Northbrook, Illinois and 16,268 square feet of leased space in Chicago, Illinois.

Item 3.        Legal Proceedings.

The Company and its subsidiaries are party to legal proceedings as described in Note 11 in Part II, Item 8, “Commitments and Contingencies,” and such disclosure is incorporated by reference into this Item 3, “Legal Proceedings.”

The Company's threshold for disclosing material environmental legal proceedings involving a government authority where potential monetary sanctions are involved is $1.0 million.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange under the symbol “IEX”. As of February 18, 2022, there were approximately 5,887 stockholders of record of the Company’s common stock and there were 76,119,749 shares outstanding.

The Company’s payment of dividends in the future will be determined by the Board of Directors and will depend on business conditions, earnings and other factors.

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

The Company did not purchase any shares of common stock during the quarter ended December 31, 2021. As of December 31, 2021, the amount of share repurchase authorization remaining was $712.0 million.

Performance Graph

The following table compares total stockholder returns over the last five years to the Standard & Poor’s (the “S&P”) 500 Index, the S&P Midcap Industrials Sector Index and the Russell 2000 Index assuming the value of the investment in the Company’s common stock and each index was $100 on December 31, 2016. Total return values for the Company’s common stock, the S&P 500 Index, S&P Midcap Industrials Sector Index and the Russell 2000 Index were calculated on cumulative total return values assuming reinvestment of dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance.

IDEX Corporation
S&P 500 Index
S&P Midcap Industrials Sector Index
Russell 2000 Index
DOLLARS
275
250
225
200
175
150
125
100
12/16
12/17
12/18
12/19
12/20
12/21

	12/16	12/17	12/18	12/19	12/20	12/21
IDEX Corporation	$100.00	$146.54	$140.20	$190.98	$221.19	$262.40
S&P 500 Index	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89
S&P Midcap 400 Industrials Sector Index	$100.00	$122.18	$102.79	$135.69	$156.28	$199.11
Russell 2000 Index	$100.00	$113.14	$99.37	$122.94	$145.52	$165.45

The information contained in this Performance Graph section shall not be deemed to be “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes in this annual report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this annual report.

This discussion includes certain non-GAAP financial measures that have been defined and reconciled to their most directly comparable U.S. GAAP measures later in this Item under the headings “Non-GAAP Disclosures” and “Free Cash Flow.” This discussion also includes Operating working capital which has been defined later in this Item under the heading “Cash Flow Summary.” The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

2021 Overview

IDEX is an applied solutions provider specializing in the manufacture of fluid and metering technologies, health and science technologies and fire, safety and other diversified products built to customers’ specifications. IDEX’s products are sold in niche markets across a wide range of industries throughout the world. Accordingly, IDEX’s businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where it does business and by the relationship of the U.S. dollar to other currencies. Levels of capacity utilization and capital spending in certain industries and overall industrial activity are important factors that influence the demand for IDEX’s products.

In 2021, the Company achieved a record year in sales, earnings per share and capital deployment as robust demand, targeted growth initiatives and the ability to capture price drove a strong rebound from 2020. Throughout the year, teams steadily navigated continued headwinds arising from material availability, logistical challenges and pandemic-related absenteeism exacerbated by the emergence of new COVID-19 variants. Despite these challenges, the Company expanded operating margin in a highly inflationary environment as previous investments to optimize cost position and productivity initiatives delivered value together with diligent price capture where possible. Finally, the Company delivered strong cash flow and deployed record capital, both within its existing portfolio and with the addition of ABEL and Airtech to the IDEX family of businesses.

Select key financial results for the year ended December 31, 2021 when compared to 2020 were as follows:

•Sales of $2.8 billion increased 18%; organic sales (which excludes acquisitions/divestitures and foreign currency translation) were up 12%.
•Operating income of $637.0 million increased 22%. Adjusted operating income increased 23% to $661.4 million.
•Operating margin of 23.0% was up 90 basis points. Adjusted operating margin increased 110 basis points to 23.9%.
•Net income attributable to IDEX of $449.4 million increased 19%. Adjusted net income attributable to IDEX increased 21% to $481.6 million.
•EBITDA of $723.8 million was 26% of sales and covered interest expense by almost 18 times. Adjusted EBITDA of $765.4 million was 28% of sales and covered interest expense by almost 19 times.
•Diluted EPS attributable to IDEX of $5.88 increased $0.94, or 19%. Adjusted EPS attributable to IDEX of $6.30 increased $1.11, or 21%.
•Cash flows provided by operating activities of $565.3 million was flat as strong operating results were offset by volume-driven increases in working capital. Free cash flow of $492.6 million was 102% of adjusted net income attributable to IDEX.

Focus and Outlook for 2022

During 2022, the Company’s primary focus will be to:

•Navigate the Short Term while Innovating for the Future. Demand for the Company’s differentiated technology remains strong. However, the degree to which the difficult supply chain and COVID-19 environment will persist remains highly variable, and the Company will continue to navigate the day-to-day operational challenges posed by external conditions. At the same time, the Company remains focused on the longer-term. The Company will continue to support efficient, innovative, value-creating processes and invest in resources necessary to ensure its businesses are well-positioned to take advantage of the growth potential ahead.

•Build Great Global Teams. The Company is committed to its core values and will continue to develop top performing teams. DE&I remains an area of focus as the Company looks to continue its trajectory in creating environments where people feel like they belong and are comfortable bringing their true selves to work.
•Deploy Capital. The Company deployed record capital in 2021 and has identified several organic investment opportunities that will result in even higher capital spending in 2022. Additionally, the pipeline for potential acquisitions continues to be strong. The Company anticipates deploying additional capital in 2022 to acquire IDEX-like businesses to further strengthen its portfolio.

Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020. For the discussion related to the results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021.

Performance in 2021 Compared with 2020

	Year Ended December 31,		Change
(Dollars in millions, except per share amounts)	2021	2020	$	% / bps
Net sales	$2,764.8	$2,351.6	$413.2	18%
Cost of sales	1,540.3	1,324.2	216.1	16%
Gross profit	1,224.5	1,027.4	197.1	19%
Gross margin	44.3%	43.7%	n/a	60 bps
Selling, general and administrative expenses	578.2	494.9	83.3	17%
Restructuring expenses and asset impairments	9.3	11.8	(2.5)	(21%)
Operating income	637.0	520.7	116.3	22%
Operating margin	23.0%	22.1%	n/a	90 bps
Other expense - net	16.2	5.6	10.6	189%
Interest expense	41.0	44.8	(3.8)	(8%)
Income before income taxes	579.8	470.3	109.5	23%
Provision for income taxes	130.5	92.5	38.0	41%
Effective tax rate	22.5%	19.7%	n/a	280 bps
Net income attributable to IDEX	$449.4	$377.8	$71.6	19%
Diluted earnings per common share attributable to IDEX	$5.88	$4.94	$0.94	19%

Sales increased 18%, reflecting a 12% increase in organic sales, a 4% increase from acquisitions (Airtech - June 2021, ABEL - March 2021 and Flow MD - February 2020) and a 2% favorable impact from foreign currency translation. Sales increased 15% domestically and 20% internationally, and sales to customers outside the U.S. were approximately 52% and 51% of total sales in 2021 and 2020, respectively.

Cost of sales increased due to higher sales volume and cost inflation. Both gross profit and gross margin increased primarily due to volume leverage, partially offset by higher fair value inventory step-up charges related to acquisitions. Additionally, gross profit increased as a result of favorable price/cost.

Selling, general and administrative (“SG&A”) expenses increased primarily due to higher variable compensation and employee-related costs, higher amortization from acquisitions and higher acquisition expenses.

The Company incurred restructuring expenses and asset impairments in 2021 and 2020 primarily related to severance benefits for cost reduction actions as well as asset impairments related to the consolidation of certain facilities.

Operating income increased 22%, reflecting a 20% increase in organic operating income, a 1% favorable impact from lower restructuring costs and a 2% favorable impact from foreign currency translation, partially offset by a 1% decrease driven by higher amortization and fair value inventory step-up charges related to acquisitions (Airtech - June 2021, ABEL - March

2021 and Flow MD - February 2020). The increase in organic operating income is primarily due to higher volume leverage and favorable price/cost, partially offset by incremental resource investments and targeted discretionary spending.

Operating margin increased 90 basis points, reflecting a 170 basis point increase in organic operating margin and a 10 basis point favorable impact from lower restructuring costs, partially offset by a 90 basis point decrease due to acquisitions, which was driven by higher amortization and fair value inventory step-up charges. The increase in organic operating margin is primarily due to higher volume leverage, partially offset by incremental resource investments and targeted discretionary spending.

Other expense - net increased primarily due to an $8.6 million noncash loss related to the termination of the U.S. pension plan, net of curtailment, and $2.3 million of higher losses on trading securities in 2021. Other expense - net includes a loss on early debt redemption of $8.6 million in 2021 and $8.4 million in 2020.

Interest expense decreased primarily due to lower interest rates on the Company’s indebtedness, partially offset by an increase in the amount of debt outstanding compared with 2020.

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes and the effective tax rate increased as compared with 2020 due to a lower excess tax benefit related to share-based compensation in 2021 and the absence of a benefit from the finalization of the Global Intangible Low-Tax Income (“GILTI”) regulations that favorably impacted the 2020 effective tax rate.

Results of Reportable Business Segments

The Company has three reportable segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”). For a detailed description of the operations within each segment, please refer to Part I, Item 1, “Business” of this Annual Report on Form 10-K.

•The FMT segment designs, produces and distributes positive displacement pumps, valves, small volume provers, flow meters, injectors and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agriculture and energy industries.
•The HST segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems, pneumatic components and sealing solutions, high performance molded and extruded sealing components, custom mechanical and shaft seals, engineered hygienic mixers and valves, biocompatible medical devices and implantables, air compressors and blowers, optical components and coatings, laboratory and commercial equipment, precision photonic solutions and precision gear and peristaltic pump technologies. HST serves a variety of end markets, including food and beverage, pharmaceutical and biopharmaceutical, cosmetics, marine, chemical, wastewater and water treatment, life sciences, research and defense markets.
•The FSDP segment designs, produces and distributes firefighting pumps, valves and controls, rescue tools, lifting bags, other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.

Within its three reportable segments, the Company maintains 13 reporting units where the Company focuses on organic growth and strategic acquisitions. Management’s primary measurements of segment performance are sales, operating income and operating margin. Segment operating income excludes unallocated corporate operating expenses.

Fluid & Metering Technologies Segment

	Year Ended December 31,			Components of Change
(Dollars in millions)	2021	2020	Change	Organic	Acq/Div(1)	Restructuring	Foreign Currency	Total
Net sales	$998.7	$896.3	11%	6%	4%	—	1%	11%
Operating income	259.3	235.0	10%	8%	—	1%	1%	10%
Operating margin	26.0%	26.2%	(20) bps	80 bps	(110) bps	10 bps	—	(20) bps

(1) Acquisitions included ABEL in March 2021 and Flow MD in February 2020. Based on the timing of its acquisition, Flow MD results for the first quarter of 2021 are reflected in the acquisitions/divestitures column while the remaining year-over-year fluctuation is included in the organic column.

•The change in organic sales was attributed to increases in the Pumps reporting unit due to recovery within the industrial market, in the Water reporting unit due to recovery of the municipal water market and water-saving growth projects and in the Agriculture reporting unit due to increased global demand, partially offset by a decrease in the Energy reporting unit due to a decline in capital spending in the oil and gas markets.
•Sales increased 5% domestically and 19% internationally. Sales to customers outside the U.S. were approximately 47% and 44% of total segment sales in 2021 and 2020, respectively.
•Operating margin of 26.0% decreased 20 basis points compared with 26.2% in 2020. The change in operating margin was attributed to the following:
◦Organic operating margin increased 80 basis points due to higher volume leverage, favorable price/cost and a fair value inventory step-up charge in 2020 related to the Flow MD acquisition that did not reoccur in 2021, partially offset by increases to inventory reserves associated with COVID-19 new product development opportunities not materializing and resource investments.
◦Acquisitions negatively impacted operating margin by 110 basis points due to:
•A $2.5 million fair value inventory step-up charge related to the ABEL acquisition, which lowered operating margin by 20 basis points;
•Incremental intangible asset amortization from the ABEL and Flow MD acquisitions of $4.0 million, which negatively impacted operating margin by 40 basis points; and
•The dilutive impact from acquisitions on overall FMT operating margin, which was primarily driven by the Flow MD acquisition.

Health & Science Technologies Segment

	Year Ended December 31,			Components of Change
(Dollars in millions)	2021	2020	Change	Organic	Acq/Div(1)	Restructuring	Foreign Currency	Total
Net sales	$1,121.8	$896.0	25%	18%	5%	—	2%	25%
Operating income	288.9	206.4	40%	39%	(2%)	1%	2%	40%
Operating margin	25.8%	23.0%	280 bps	410 bps	(130) bps	10 bps	(10) bps	280 bps

(1) Acquisitions included Airtech in June 2021.

•The change in organic sales was attributed to increases in the Scientific Fluidics & Optics reporting unit due to recovery within the analytical instrumentation market as well as increased microfluidics and optics demand, in the Sealing Solutions reporting unit due to strength in the semiconductor market and improvements in the automotive market and in the Material Processing Technologies reporting unit due to increased demand in the food and pharmaceutical markets.
•Sales increased 27% domestically and 24% internationally. Sales to customers outside the U.S. were approximately 56% and 57% of total segment sales in 2021 and 2020, respectively.
•Operating margin of 25.8% increased 280 basis points compared with 23.0% in 2020. The change in operating margin was attributed to the following:
◦Organic operating margin increased 410 basis points due to volume leverage and favorable price/cost, partially offset by targeted reinvestment.
◦Acquisitions negatively impacted operating margin by 130 basis points due to the contributions of the Airtech business, which were more than offset by:

▪A $9.1 million fair value inventory step-up charge related to the Airtech acquisition, which lowered operating margin by 80 basis points; and
▪Incremental intangible asset amortization from the Airtech acquisition of $8.6 million, which negatively impacted operating margin by 70 basis points.

Fire & Safety/Diversified Products Segment

	Year Ended December 31,			Components of Change
(Dollars in millions)	2021	2020	Change	Organic	Acq/Div	Restructuring	Foreign Currency	Total
Net sales	$647.9	$562.9	15%	13%	—	—	2%	15%
Operating income	169.3	144.2	17%	13%	—	2%	2%	17%
Operating margin	26.1%	25.6%	50 bps	10 bps	—	30 bps	10 bps	50 bps

•The change in organic sales was attributed to increases in the Dispensing reporting unit due to strong demand in the paint market and in the BAND-IT reporting unit due to improvements in the aerospace, energy and industrial markets, partially offset by a decrease in the Fire & Safety reporting unit due to a lack of large tenders for rescue tools and North America Fire OEM supply chain constraints slowing order to revenue conversion.
•Sales increased 17% domestically and 13% internationally. Sales to customers outside the U.S. were approximately 51% and 52% of total segment sales in 2021 and 2020, respectively.
•Operating margin of 26.1% increased 50 basis points compared with 25.6% in 2020. The change in organic operating margin was attributed to higher volume, partially offset by unfavorable price/cost and mix.

Liquidity and Capital Resources

Liquidity

Although the COVID-19 pandemic (including the emergence of variant strains) has impacted and may continue to impact the Company’s operating cash flows, based on management’s current expectations and currently available information, the Company believes current cash, cash from operations and cash available under the Revolving Facility will be sufficient to meet its operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements, share repurchases and quarterly dividend payments to holders of the Company’s common stock for the foreseeable future. Additionally, in the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings.

At December 31, 2021, working capital was $1,198.0 million and the Company’s current ratio was 3.5 to 1. At December 31, 2021, the Company’s cash and cash equivalents totaled $855.4 million, of which $457.5 million was held outside of the United States. At December 31, 2021, there was no balance outstanding under the Revolving Facility and $7.2 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $792.8 million. The Company believes that additional borrowings through various financing alternatives remain available, if required.

Cash Flow Summary

The following table is derived from the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(In millions)	2021	2020
Net cash flows provided by (used in):
Operating activities	$565.3	$569.3
Investing activities	(698.1)	(172.6)
Financing activities	(9.5)	(42.6)

Operating Activities

Cash flows provided by operating activities decreased $4.0 million to $565.3 million in 2021, primarily due to increases in working capital discussed below, mostly offset by higher earnings.

Operating working capital, calculated as accounts receivable plus inventory minus accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details operating working capital as of December 31, 2021 and 2020:

(In millions)	2021	2020
Receivables - net	$356.4	$293.1
Inventories	370.4	289.9
Less: Trade accounts payable	178.8	152.0
Operating working capital	$548.0	$431.0

Operating working capital increased $117.0 million to $548.0 million at December 31, 2021, with acquisition, divestiture and foreign currency translation impacts primarily driving a net $44.4 million of the increase. Excluding these impacts, the increase in accounts receivables was $49.4 million, driven by higher revenues as demand rebounded from 2020 levels; inventories increased $46.1 million to address higher demand and build safety stock to support production amid supply chain difficulties; and trade accounts payable increased $22.9 million as a result of timing of inventory purchases.

Investing Activities

Cash flows used in investing activities increased $525.5 million to $698.1 million in 2021, primarily due to higher cash outflows for acquisitions with the addition of ABEL and Airtech in 2021 compared to Flow MD in 2020, for the purchase of marketable securities and for capital expenditures which significantly increased as the Company is expanding both its China and India facilities.

Financing Activities

Cash flows used in financing activities decreased $33.1 million to $9.5 million in 2021. During 2021, the Company issued $500.0 million of 2.2625% Senior Notes and redeemed $350.0 million of 4.2% Senior Notes due December 2021 and increased its quarterly cash dividend to $0.54, resulting in dividend payments of $161.1 million. During 2020, the Company issued $500.0 million of 3.0% Senior Notes and redeemed $300.0 million of 4.5% Senior Notes due December 2020, paid $151.8 million in dividends and repurchased 0.9 million shares at a cost of $110.3 million.

Free Cash Flow

The Company believes free cash flow, a non-GAAP measure, is an important measure of performance because it provides a measurement of cash generated from operations that is available for payment obligations such as planned capital expenditures, interest and principal payments on all borrowings and quarterly dividend payments to holders of the Company’s common stock as well as for funding acquisitions. Free cash flow is calculated as cash flows provided by operating activities less capital expenditures.

The following table reconciles free cash flow to cash flows provided by operating activities:

	Year Ended December 31,
(Dollars in millions)	2021	2020
Cash flows provided by operating activities	$565.3	$569.3
Less: Capital expenditures	(72.7)	(51.6)
Free cash flow	$492.6	$517.7
Free cash flow as a percent of adjusted net income attributable to IDEX	102.3%	130.6%

The decrease in free cash flow as compared to 2020 is due to a volume-driven build in working capital and higher investments in growth projects in 2021, including capital expenditures related to the expansion of facilities in China and India.

Cash Requirements

Pending Acquisitions

As previously announced, on November 23, 2021, the Company entered into a definitive agreement to acquire Nexsight, LLC and its businesses for cash consideration of $120.0 million. The Company expects to close the transaction by the end of the first quarter of 2022, subject to regulatory approval and customary closing conditions.

Contractual Obligations

The Company’s contractual obligations include borrowings and related interest, purchase obligations, pension and post-retirement medical benefit plans, rental payments under operating leases, payments under capital leases, a transition tax payable and other obligations arising in the ordinary course of business (such as acquisition commitments). There are no identifiable events or uncertainties, including the lowering of the Company’s credit rating, which would accelerate payment or maturity of any of these commitments or obligations. For a description of the funding requirements related to the Company’s contractual obligations, refer to Note 4 (transition tax payable), Note 7 (borrowings and related interest), Note 10 (lease obligations), Note 18 (pension and post-retirement obligations) and Note 19 (acquisition commitments) in the Notes to Consolidated Financial Statements, respectively. As of December 31, 2021, the Company’s purchase obligations, consisting primarily of inventory commitments, totaled approximately $347.4 million, of which $320.4 million is expected to be settled during 2022 and the remainder thereafter.

Capital Expenditures

Cash flows from operations were more than adequate to fund capital expenditures of $72.7 million and $51.6 million in 2021 and 2020, respectively. The Company believes it has sufficient operating cash flow to continue to meet current obligations and invest in planned capital expenditures. Capital expenditures are generally expenditures for machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. The Company has invested a significant amount of capital to expand both the China and India facilities that will ultimately double the Company’s historic capacity in each of these countries. Otherwise, management believes that the Company has ample capacity in its plants and equipment to meet demand increases for future growth in the intermediate term.

Covenants

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility and the 2016 Private Placement Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At December 31, 2021, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 20.12 to 1 for covenant calculation purposes and the leverage ratio was 1.52 to 1. There are no financial covenants relating to the 2.625% Senior Notes or the 3.00% Senior Notes; however, both are subject to cross-default provisions. For a discussion of the Company’s Revolving Facility and Senior Notes as well as the associated covenants, refer to Note 7 in the Notes to Consolidated Financial Statements.

Credit Ratings

The Company’s credit ratings, which were independently developed by the following credit agencies, are detailed below:

•S&P Global Ratings affirmed the Company’s corporate credit rating of BBB (stable outlook) in June 2021.

•Moody’s Investors Service affirmed the Company’s corporate credit rating of Baa2 (stable outlook) in December 2021.

•Fitch Ratings affirmed the Company’s corporate credit rating of BBB+ (stable outlook) in March 2021.

Share Repurchases

There were no share repurchases in 2021. The Company repurchased 0.9 million shares at a cost of $110.3 million in 2020. As of December 31, 2021, the amount of share repurchase authorization remaining was $712.0 million. For additional information regarding the Company’s share repurchase program, refer to Note 12 in the Notes to Consolidated Financial Statements.

Dividends

The Company increased its quarterly cash dividend by 8% from $0.50 per common share in 2020 to $0.54 per common share in 2021. Total dividend payments to common shareholders were $161.1 million in 2021 compared with $151.8 million in 2020.

Critical Accounting Estimates

The Company believes that the application of the following accounting policy, which is important to its financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of the Company’s accounting policies, including the accounting policy discussed below, see Note 1 in the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Goodwill and intangible assets — The Company’s business acquisitions result in recording goodwill and other intangible assets, which affect the amount of amortization expense and possible impairment expense that the Company will incur in future periods. The Company evaluates the recoverability of certain noncurrent assets utilizing various estimation processes. The Company follows the guidance prescribed in Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets, to test goodwill and intangible assets for impairment. The Company determines the fair value of each reporting unit utilizing an income approach (discounted cash flows) weighted 50% and a market approach (consisting of a comparable public company multiples methodology) weighted 50%. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of its indefinite-lived intangible assets. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates. To determine the reasonableness of the calculated fair values, the Company reviews the assumptions to ensure that neither the income approach nor the market approach yielded significantly different valuations. Based on the results of the Company’s annual impairment test at October 31, 2021, all reporting units had fair values substantially in excess of their carrying values.

The key assumptions are updated every year for each reporting unit for the income and market approaches used to determine the fair value. Various assumptions are utilized including forecasted operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, market data and market multiples. The assumptions that have the most significant effect on the fair value calculations are the weighted average cost of capital, market multiples, forecasted EBITDA and terminal growth rates. The following assumption ranges were utilized by the Company in 2021 and 2020:

Assumptions	2021 Range	2020 Range
Weighted average cost of capital	8.25% to 9.75%	8.25% to 11.0%
Market multiples	13.0x to 22.0x	13.0x to 24.0x
Terminal growth rates	2.5% to 3.5%	3.0% to 3.5%

See Note 6 for further discussion on goodwill and indefinite-lived intangible assets.

Non-GAAP Disclosures

Set forth below are reconciliations of each of Organic sales, Adjusted gross profit (and adjusted gross margin), Adjusted operating income (and adjusted operating margin), Adjusted net income attributable to IDEX, Adjusted diluted earnings per share (“EPS”) attributable to IDEX, Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA to its respective most directly comparable U.S. GAAP measure. Management uses these metrics to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as fair value inventory step-up charges, restructuring expenses and asset impairments, the impact of the settlement for a corporate transaction indemnity, losses on early debt redemptions and the loss related to the termination of the U.S. pension plan, net of curtailment. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making. The reconciliation of segment EBITDA and Adjusted segment EBITDA to net income was performed on a consolidated basis due to the fact that the Company does not allocate consolidated interest expense or the consolidated provision for income taxes to its segments.

This report references organic sales and organic operating income, non-GAAP measures, that exclude (1) the impact of foreign currency translation and (2) sales and operating income, respectively, from acquired or divested businesses during the first 12 months of ownership or prior to divestiture. The portion of sales and operating income attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and organic operating income, respectively, and (b) the period-to-period change in organic sales and organic operating income, respectively, after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales and organic operating income provides useful information to investors by helping to identify underlying growth trends in the Company’s business and facilitating easier comparisons of the Company’s revenue and operating performance with prior and future periods and to its peers. The Company excludes the effect of foreign currency translation from organic sales and organic operating income because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long-term performance difficult due to the varying nature, size and number of transactions from period to period and between the Company and its peers.

Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across the Company’s three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within the Company’s industry. Management believes that EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants, as discussed in Note 7 in the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” such as EBITDA interest coverage, which is EBITDA divided by consolidated interest expense. In addition, this report presents Adjusted EBITDA, which is EBITDA adjusted for items that are not reflective of ongoing operations as discussed above and Adjusted EBITDA interest coverage, which is Adjusted EBITDA divided by consolidated interest expense. Management believes that Adjusted EBITDA is useful as a performance indicator of ongoing operations. The Company believes that Adjusted EBITDA is also useful to some investors as an indicator of the strength and performance of the Company and its segments’ ongoing business operations and a way to evaluate and compare operating performance and value companies within the Company’s industry. The definition of Adjusted EBITDA used here may differ from that used by other companies.

This report also references free cash flow. This non-GAAP measure is discussed and reconciled to its most directly comparable GAAP measure in the section above titled “Cash Flow Summary.”

The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	For the Years Ended December 31,
	2021				2020
	FMT	HST	FSDP	IDEX	FMT	HST	FSDP	IDEX
Change in net sales	11%	25%	15%	18%	(6%)	(2%)	(10%)	(6%)
- Net impact from acquisitions/divestitures	4%	5%	—%	4%	6%	2%	—%	3%
- Impact from foreign currency	1%	2%	2%	2%	—%	—%	1%	—%
Change in organic net sales	6%	18%	13%	12%	(12%)	(4%)	(11%)	(9%)

2. Reconciliations of Consolidated Reported-to-Adjusted Gross Profit and Margin

(Dollars in millions)	For the Years Ended December 31,
	2021	2020
Gross profit	$1,224.5	$1,027.4
+ Fair value inventory step-up charges	11.6	4.1
Adjusted gross profit	$1,236.1	$1,031.5

Net sales	$2,764.8	$2,351.6

Gross margin	44.3%	43.7%
Adjusted gross margin	44.7%	43.9%

3. Reconciliations of Segment and Consolidated Reported-to-Adjusted Operating Income and Margin

(Dollars in millions)	For the Years Ended December 31,
	2021					2020
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported operating income	$259.3	$288.9	$169.3	$(80.5)	$637.0	$235.0	$206.4	$144.2	$(64.9)	$520.7
+ Restructuring expenses and asset impairments	4.5	1.7	0.5	2.6	9.3	5.6	2.7	2.5	1.0	11.8
+ Fair value inventory step-up charges	2.5	9.1	—	—	11.6	4.1	—	—	—	4.1
+ Corporate transaction indemnity	—	—	—	3.5	3.5	—	—	—	—	—
Adjusted operating income	$266.3	$299.7	$169.8	$(74.4)	$661.4	$244.7	$209.1	$146.7	$(63.9)	$536.6

Net sales	$998.7	$1,121.8	$647.9	$(3.6)	$2,764.8	$896.3	$896.0	$562.9	$(3.6)	$2,351.6

Reported operating margin	26.0%	25.8%	26.1%	n/m	23.0%	26.2%	23.0%	25.6%	n/m	22.1%
Adjusted operating margin	26.7%	26.7%	26.2%	n/m	23.9%	27.3%	23.3%	26.1%	n/m	22.8%

4. Reconciliations of Reported-to-Adjusted Net Income and Diluted EPS

(In millions, except per share amounts)	For the Years Ended December 31,
	2021	2020
Reported net income attributable to IDEX	$449.4	$377.8
+ Restructuring expenses and asset impairments	9.3	11.8
+ Tax impact on restructuring expenses and asset impairments	(2.2)	(2.8)
+ Fair value inventory step-up charges	11.6	4.1
+ Tax impact on fair value inventory step-up charges	(2.7)	(0.9)
+ Loss on early debt redemption	8.6	8.4
+ Tax impact on loss on early debt redemption	(1.8)	(1.9)
+ Termination of the U.S. pension plan, net of curtailment	8.6	—
+ Tax impact on termination of the U.S. pension plan, net of curtailment	(1.9)	—
+ Corporate transaction indemnity	3.5	—
+ Tax impact on Corporate transaction indemnity	(0.8)	—
Adjusted net income attributable to IDEX	$481.6	$396.5

Reported diluted EPS attributable to IDEX	$5.88	$4.94
+ Restructuring expenses and asset impairments	0.12	0.15
+ Tax impact on restructuring expenses and asset impairments	(0.03)	(0.03)
+ Fair value inventory step-up charges	0.15	0.05
+ Tax impact on fair value inventory step-up charges	(0.04)	(0.01)
+ Loss on early debt redemption	0.11	0.11
+ Tax impact on loss on early debt redemption	(0.02)	(0.02)
+ Termination of the U.S. pension plan, net of curtailment	0.11	—
+ Tax impact on termination of the U.S. pension plan, net of curtailment	(0.02)	—
+ Corporate transaction indemnity	0.05	—
+ Tax impact on Corporate transaction indemnity	(0.01)	—
Adjusted diluted EPS attributable to IDEX	$6.30	$5.19

Diluted weighted average shares outstanding	76.4	76.4

5. Reconciliations of EBITDA to Net Income

(Dollars in millions)	For the Years Ended December 31,
	2021					2020
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$259.3	$288.9	$169.3	$(80.5)	$637.0	$235.0	$206.4	$144.2	$(64.9)	$520.7
- Other expense (income) - net	6.1	0.5	1.2	8.4	16.2	(0.9)	—	0.4	6.1	5.6
+ Depreciation and amortization	30.5	56.7	15.3	0.5	103.0	25.9	41.8	15.2	0.6	83.5
EBITDA	283.7	345.1	183.4	(88.4)	723.8	261.8	248.2	159.0	(70.4)	598.6
- Interest expense					41.0					44.8
- Provision for income taxes					130.5					92.5
- Depreciation and amortization					103.0					83.5
Reported net income					$449.3					$377.8

Net sales (eliminations)	$998.7	$1,121.8	$647.9	$(3.6)	$2,764.8	$896.3	$896.0	$562.9	$(3.6)	$2,351.6

Reported operating margin	26.0%	25.8%	26.1%	n/m	23.0%	26.2%	23.0%	25.6%	n/m	22.1%
EBITDA margin	28.4%	30.8%	28.3%	n/m	26.2%	29.2%	27.7%	28.3%	n/m	25.5%
EBITDA interest coverage					17.6					13.4

6. Reconciliations of EBITDA to Adjusted EBITDA

(Dollars in millions)	For the Years Ended December 31,
	2021					2020
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$283.7	$345.1	$183.4	$(88.4)	$723.8	$261.8	$248.2	$159.0	$(70.4)	$598.6
+ Restructuring expenses and asset impairments	4.5	1.7	0.5	2.6	9.3	5.6	2.7	2.5	1.0	11.8
+ Fair value inventory step-up charges	2.5	9.1	—	—	11.6	4.1	—	—	—	4.1
+ Loss on early debt redemption	—	—	—	8.6	8.6	—	—	—	8.4	8.4
+ Termination of U.S. pension plan, net of curtailment	6.3	—	1.8	0.5	8.6	—	—	—	—	—
+ Corporate transaction indemnity	—	—	—	3.5	3.5	—	—	—	—	—
Adjusted EBITDA	$297.0	$355.9	$185.7	$(73.2)	$765.4	$271.5	$250.9	$161.5	$(61.0)	$622.9

Adjusted EBITDA margin	29.7%	31.7%	28.7%	n/m	27.7%	30.3%	28.0%	28.7%	n/m	26.5%
Adjusted EBITDA interest coverage					18.7					13.9

(1) EBITDA, a non-GAAP financial measure, is reconciled to net income, its most directly comparable U.S. GAAP financial measure, immediately above in Table 5.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of December 31, 2021, the Company did not have any derivative instruments outstanding.

Foreign Currency Exchange Rates

The Company’s foreign currency exchange rate risk is limited principally to the Euro, Swiss Franc, British Pound, Canadian Dollar, Indian Rupee, Chinese Renminbi and Swedish Krona. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction losses for the periods ending December 31, 2021, 2020 and 2019 were $1.1 million, $3.0 million and $3.3 million, respectively, and are reported within Other expense - net on the Consolidated Statements of Income. See Note 1 in Part II, Item 8, “Financial Statements and Supplementary Data,” for further discussion.

Interest Rate Fluctuations

The Company does not have significant interest rate exposure due to all of the $1,200.1 million of debt outstanding as of December 31, 2021 being fixed rate debt. The Company’s Revolving Facility bears interest at either an alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. At December 31, 2021, there was no balance outstanding under the Revolving Facility.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of the Company’s internal control over financial reporting. Management excluded ABEL and Airtech (Note 2 - Acquisitions) from its assessment of internal controls over financial reporting as these acquisitions occurred in 2021. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. The total assets (excluding goodwill and intangible assets) and net sales of current year acquisitions represented were approximately 2 percent and 3 percent, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDEX Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of IDEX Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded ABEL and Airtech from its assessment of internal control over financial reporting as these acquisitions occurred in the twelve months ended December 31, 2021. The combined net sales and total assets of these acquisitions represented approximately 3 percent and 2 percent, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at these acquired companies.

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
February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDEX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IDEX Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 24, 2022

We have served as the Company’s auditor since 1987.

IDEX CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
	(Dollars in millions except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$855.4	$1,025.9
Receivables - net	356.4	293.1
Inventories	370.4	289.9
Other current assets	95.8	48.3
Total current assets	1,678.0	1,657.2
Property, plant and equipment - net	327.3	298.3
Goodwill	2,167.7	1,895.6
Intangible assets - net	597.3	415.6
Other noncurrent assets	146.9	147.7
Total assets	$4,917.2	$4,414.4
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$178.8	$152.0
Accrued expenses	259.8	208.8
Short-term borrowings	—	0.1
Dividends payable	41.4	38.1
Total current liabilities	480.0	399.0
Long-term borrowings	1,190.3	1,044.4
Deferred income taxes	196.4	163.9
Other noncurrent liabilities	247.4	266.8
Total liabilities	2,114.1	1,874.1
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,067,996 shares at December 31, 2021 and 90,071,763 shares at December 31, 2020	0.9	0.9
Additional paid-in capital	795.6	775.2
Retained earnings	3,126.5	2,841.5
Treasury stock at cost: 13,872,555 shares at December 31, 2021 and 14,111,221 shares at December 31, 2020	(1,050.3)	(1,063.9)
Accumulated other comprehensive loss	(69.6)	(13.5)
Total shareholders’ equity	2,803.1	2,540.2
Noncontrolling Interest	—	0.1
Total equity	2,803.1	2,540.3
Total liabilities and equity	$4,917.2	$4,414.4

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2021	2020	2019
	(In millions except per share amounts)
Net sales	$2,764.8	$2,351.6	$2,494.6
Cost of sales	1,540.3	1,324.2	1,369.6
Gross profit	1,224.5	1,027.4	1,125.0
Selling, general and administrative expenses	578.2	494.9	525.0
Restructuring expenses and asset impairments	9.3	11.8	21.0
Operating income	637.0	520.7	579.0
Other expense - net	16.2	5.6	1.8
Interest expense	41.0	44.8	44.3
Income before income taxes	579.8	470.3	532.9
Provision for income taxes	130.5	92.5	107.4
Net income	449.3	377.8	425.5
Net loss attributable to noncontrolling interest	0.1	—	—
Net income attributable to IDEX	$449.4	$377.8	$425.5

Earnings per common share:
Basic earnings per common share attributable to IDEX	$5.91	$4.98	$5.62
Diluted earnings per common share attributable to IDEX	$5.88	$4.94	$5.56

Share data:
Basic weighted average common shares outstanding	76.0	75.7	75.6
Diluted weighted average common shares outstanding	76.4	76.4	76.5

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2021	2020	2019
	(In millions)
Net income	$449.3	$377.8	$425.5
Other comprehensive (loss) income:
Reclassification adjustments for derivatives, net of tax	2.5	4.6	4.9
Pension and other postretirement adjustments, net of tax	17.0	1.4	(3.1)
Cumulative translation adjustment	(75.6)	107.8	0.1
Other comprehensive (loss) income	(56.1)	113.8	1.9
Comprehensive income	393.2	491.6	427.4
Comprehensive loss attributable to noncontrolling interest	—	—	—
Comprehensive income attributable to IDEX	$393.2	$491.6	$427.4

See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss			Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
			Cumulative Translation Adjustment	Retirement Benefits Adjustments	Cumulative Unrealized Gain (Loss) on Derivatives
	(Dollars in millions except share and per share amounts)
Balance, December 31, 2018	$739.2	$2,342.1	$(94.5)	$(22.7)	$(12.0)	$(957.5)	$1,994.6	$—	$1,994.6
Net income	—	425.5	—	—	—	—	425.5	—	425.5
Cumulative translation adjustment	—	—	0.1	—	—	—	0.1	—	0.1
Net change in retirement obligations (net of tax of $1.6)	—	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Net change on derivatives designated as cash flow hedges (net of tax of $1.4)	—	—	—	—	4.9	—	4.9	—	4.9
Issuance of 696,133 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $5.5)	—	—	—	—	—	38.8	38.8	—	38.8
Repurchase of 388,953 shares of common stock	—					(54.7)	(54.7)	—	(54.7)
Share-based compensation	22.1	—	—	—	—	—	22.1	—	22.1
Shares surrendered for tax withholding	—	—	—	—	—	(12.5)	(12.5)	—	(12.5)
Cash dividends declared - $2.00 per common share outstanding	—	(152.5)	—	—	—	—	(152.5)	—	(152.5)
Balance, December 31, 2019	$761.3	$2,615.1	$(94.4)	$(25.8)	$(7.1)	$(985.9)	$2,263.2	$—	$2,263.2
Net income	—	377.8	—	—	—	—	377.8	—	377.8
Cumulative translation adjustment	—	—	107.8	—	—	—	107.8	—	107.8
Net change in retirement obligations (net of tax of $0.1)	—	—	—	1.4	—	—	1.4	—	1.4
Net change on derivatives designated as cash flow hedges (net of tax of $1.4)	—	—	—	—	4.6	—	4.6	—	4.6
Issuance of 688,563 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $5.0)	—	—	—	—	—	44.6	44.6	—	44.6
Repurchase of 876,423 shares of common stock	—	—	—	—	—	(110.3)	(110.3)	—	(110.3)
Share-based compensation	14.8	—	—	—	—	—	14.8	—	14.8
Shares surrendered for tax withholding	—	—	—	—	—	(12.3)	(12.3)	—	(12.3)
Cash dividends declared - $2.00 per common share outstanding	—	(151.4)	—	—	—	—	(151.4)	—	(151.4)
Contributions received from joint venture partner	—	—	—	—	—	—	—	0.1	0.1
Balance, December 31, 2020	$776.1	$2,841.5	$13.4	$(24.4)	$(2.5)	$(1,063.9)	$2,540.2	$0.1	$2,540.3
Net income (loss)	—	449.4	—	—	—	—	449.4	(0.1)	449.3
Cumulative translation adjustment	—	—	(75.6)	—	—	—	(75.6)	—	(75.6)
Net change in retirement obligations (net of tax of $5.3)	—	—	—	17.0	—	—	17.0	—	17.0
Net change on derivatives designated as cash flow hedges (net of tax of $0.8)	—	—	—	—	2.5	—	2.5	—	2.5
Issuance of 258,875 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $3.1)	—	—	—	—	—	19.7	19.7	—	19.7
Share-based compensation	20.4	—	—	—	—	—	20.4	—	20.4
Shares surrendered for tax withholding	—	—	—	—	—	(6.1)	(6.1)	—	(6.1)
Cash dividends declared - $2.16 per common share outstanding	—	(164.4)	—	—	—	—	(164.4)	—	(164.4)
Balance, December 31, 2021	$796.5	$3,126.5	$(62.2)	$(7.4)	$—	$(1,050.3)	$2,803.1	$—	$2,803.1
See Notes to Consolidated Financial Statements.

IDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020	2019
	(In millions)
Cash flows from operating activities
Net income	$449.3	$377.8	$425.5
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	0.8	3.1	10.2
Depreciation and amortization	46.6	41.7	39.6
Amortization of intangible assets	56.4	41.8	37.3
Amortization of debt issuance expenses	1.7	1.7	1.4
Share-based compensation expense	20.4	14.8	22.1
Deferred income taxes	(6.1)	8.2	6.6
Non-cash interest expense associated with forward starting swaps	3.3	6.0	6.3
Termination of the U.S. pension plan, net of curtailment	8.6	—	—
Changes in (net of the effect from acquisitions/divestitures and foreign exchange):
Receivables	(49.4)	20.9	22.3
Inventories	(46.1)	36.5	(3.3)
Other current assets	9.0	(10.3)	(2.4)
Trade accounts payable	22.9	2.7	(9.1)
Deferred revenue	19.8	39.0	8.7
Accrued expenses	25.8	(13.7)	(44.0)
Other - net	2.3	(0.9)	6.9
Net cash flows provided by operating activities	565.3	569.3	528.1
Cash flows from investing activities
Purchases of property, plant and equipment	(72.7)	(51.6)	(50.9)
Acquisition of businesses, net of cash acquired	(577.4)	(123.1)	(87.2)
Note receivable from collaborative partner	(4.2)	—	—
Purchase of marketable securities	(45.2)	—	—
Other - net	1.4	2.1	1.1
Net cash flows used in investing activities	(698.1)	(172.6)	(137.0)
Cash flows from financing activities
Borrowings under revolving credit facilities	—	150.0	—
Payments under revolving credit facilities	—	(150.0)	—
Proceeds from issuance of long-term borrowings	499.4	499.1	—
Payment of long-term borrowings	(350.1)	(300.4)	(50.1)
Payment of make-whole redemption premium	(6.7)	(6.8)	—
Debt issuance costs	(4.6)	(4.7)	—
Dividends paid	(161.1)	(151.8)	(147.2)
Proceeds from stock option exercises	19.7	44.6	38.8
Repurchases of common stock	—	(110.3)	(54.7)
Shares surrendered for tax withholding	(6.1)	(12.3)	(12.6)
Other - net	—	—	(1.8)
Net cash flows used in financing activities	(9.5)	(42.6)	(227.6)
Effect of exchange rate changes on cash and cash equivalents	(28.2)	39.2	2.7
Net (decrease) increase in cash and cash equivalents	(170.5)	393.3	166.2
Cash and cash equivalents at beginning of year	1,025.9	632.6	466.4
Cash and cash equivalents at end of year	$855.4	$1,025.9	$632.6
Supplemental cash flow information
Cash paid for:
Interest	$36.0	$35.2	$36.7
Income taxes - net	118.2	87.2	109.0
Significant non-cash activities:
Debt acquired with acquisition of business	—	—	51.1
See Notes to Consolidated Financial Statements.

IDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Business

IDEX is an applied solutions provider specializing in the manufacture of fluid and metering technologies, health and science technologies and fire, safety and other diversified products built to customers’ specifications. IDEX’s products are sold in niche markets across a wide range of industries throughout the world. The Company’s products and services include positive displacement pumps, valves, small volume provers, flow meters, injectors and other fluid-handling pump modules and systems, flow monitoring and other services, precision fluidics, rotary lobe pumps, roll compaction and drying systems, pneumatic components and sealing solutions, including very high precision, low-flow rate pumping solutions, high performance molded and extruded sealing components, custom mechanical and shaft seals, engineered hygienic mixers and valves, biocompatible medical devices and implantables, air compressors and blowers, optical components and coatings, laboratory and commercial equipment, precision photonic solutions, precision gear and peristaltic pump technologies, firefighting pumps, valves and controls, rescue tools, lifting bags and other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices and precision equipment for dispensing, metering and mixing colorants and paints. These products and services are grouped into three reportable segments: Fluid & Metering Technologies (“FMT”), Health & Science Technologies (“HST”) and Fire & Safety/Diversified Products (“FSDP”).

Principles of Consolidation

The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are revenue recognition, sales returns and allowances, allowance for doubtful accounts, allowance for credit losses, inventory valuation, recoverability of long-lived assets, valuation of goodwill and intangible assets, income taxes, product warranties, contingencies and litigation, insurance-related items, defined benefit retirement plans and purchase accounting related to acquisitions.

Revenue Recognition

The Company accounts for a contract with a customer when it has approval from both parties, the rights and payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. The Company determines the appropriate revenue recognition by analyzing the terms and conditions of the contract. Revenue is recognized when control of products or services is transferred to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring the products or providing the services. Control is transferred to customers when performance obligations within a contract are satisfied. A performance obligation is a promise to transfer a distinct product or service to a customer.

For contracts that require complex design, manufacturing and installation activities, certain performance obligations may not be separately identifiable and, therefore, not distinct. As a result, the entire contract is accounted for as a single performance obligation. For contracts that include distinct products or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct products or services. Certain contracts have multiple performance obligations for which the Company allocates the transaction price to each performance obligation using an estimate of the standalone selling price of each distinct product or service and recognizes as revenue when, or as, the performance obligation is satisfied. For product sales, each product sold to a customer generally represents a distinct performance obligation. In such cases, the observable standalone sales are used to determine the standalone selling price. In certain cases, the Company may be required to estimate the standalone selling price using the expected cost plus margin approach, under which it forecasts the expected costs of satisfying a performance obligation and then adds an appropriate margin for the distinct product or service.

The Company’s performance obligations are satisfied at either a point in time or over time as work progresses. Revenue recognized at a point in time is approximately 95% while revenue recognized over time is approximately 5%. For performance obligations satisfied at a point in time, generally revenue recognition occurs with the transfer of control of the asset, which is in line with shipping terms. For performance obligations satisfied over time, revenue is recognized as work is performed based on the relationship between actual costs incurred to date for each contract and the total estimated costs for such contract at completion of the performance obligation (i.e. the cost-to-cost method) or ratably over the contract term for service revenue. The Company defines service revenue as revenue from activities that are not associated with the design, development or manufacture of a product or the delivery of a software license.

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

Advertising Costs

Advertising costs of $10.7 million, $9.9 million and $15.7 million for 2021, 2020 and 2019, respectively, are expensed as incurred within Selling, general and administrative expenses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of 3 months or less to be cash and cash equivalents.

Marketable Securities

The Company holds investments in marketable securities, which are recorded in Other current assets in the Consolidated Balance Sheets. These investments are recorded at fair value, with gains and losses, dividends and interest income included in Other expense - net in the Consolidated Statements of Income. See Note 9 for further discussion on the marketable securities held by the Company.

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

Inventories

The Company states inventories at the lower of cost or net realizable value. Cost, which includes material, labor and overhead, is determined on a first in, first out basis. The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete, zero usage or impaired balances. Factors influencing these adjustments include changes in market demand, product life cycle and engineering changes.

Impairment of Long-Lived Assets

A long-lived asset is reviewed for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value, as measured by comparing its net book value to the projected undiscounted future cash flows generated by its use. A long-lived asset impairment exists when the carrying value of the asset exceeds its fair value. The amount and timing of the impairment charge for an asset requires the estimation of future cash flows to determine the fair value of the asset. An impaired asset is recorded at its estimated fair value based on a discounted cash flow analysis. Refer to Note 15 for further discussion on impairment of long-lived assets.

Goodwill and Indefinite-Lived Intangible Assets

Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets, requires that the Company review the carrying value of goodwill and indefinite-lived intangible assets annually, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company evaluates the recoverability of these assets as of October 31 based on the estimated fair value of each of the 13 reporting units and the indefinite-lived intangible assets. See Note 6 for further discussion on goodwill and indefinite-lived intangible assets.

Borrowing Expenses

Expenses incurred in securing and issuing debt are capitalized and included as a reduction of Long-term borrowings. These amounts are amortized over the life of the related borrowing and the related amortization is included in Interest expense in the Consolidated Statements of Income.

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

ASC 260, Earnings per Share, concludes that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. The Company has determined that its outstanding shares of restricted stock are participating securities. Accordingly, diluted EPS attributable to IDEX was computed using the two-class method prescribed by ASC 260.

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	2021	2020	2019
	(In millions)
Basic weighted average common shares outstanding	76.0	75.7	75.6
Dilutive effect of stock options, restricted stock and performance share units	0.4	0.7	0.9
Diluted weighted average common shares outstanding	76.4	76.4	76.5

Options to purchase approximately 0.3 million shares of common stock in each of 2021, 2020 and 2019, respectively, were not included in the computation of diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

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

Certain identifiable intangible assets are amortized over their estimated useful lives using the straight-line method. The estimated useful lives used in the computation of amortization of identifiable intangible assets are as follows:

Patents	5 to 15 years
Trade names	5 to 20 years
Customer relationships	9 to 20 years
Unpatented technology	7 to 20 years

Research and Development Expenditures

Costs associated with engineering activities, including research and development, are expensed in the period incurred and are included in Cost of sales.

Total engineering expenses, which include research and development as well as application and support engineering, were $82.9 million, $82.3 million and $92.4 million in 2021, 2020 and 2019, respectively. Research and development expenses, which include costs associated with developing new products and major improvements to existing products, were $50.1 million, $48.2 million and $56.4 million in 2021, 2020 and 2019, respectively.

Foreign Currency Translation and Transaction

The functional currency of substantially all operations outside the United States is the respective local currency. Accordingly, those foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date and the income statement amounts have been translated using the average monthly exchange rates for the year. Translation adjustments from year to year have been reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Foreign currency transaction gains and losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are reported within Other expense - net in the Consolidated Statements of Income. Net losses for the years ending December 31, 2021, 2020 and 2019 were $1.1 million, $3.0 million and $3.3 million, respectively.

Income Taxes

Income tax expense includes U.S., state, local and international income taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and the tax bases of existing assets and liabilities and for loss carryforwards. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year and the manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. See Note 13 for further discussion on income taxes.

Concentration of Credit Risk

The Company is not dependent on a single customer as its largest customer accounted for less than 3% of net sales for all years presented.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which eliminates the need to analyze whether the following apply in a given period (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. This ASU is also designed to improve the application of income tax-related guidance and simplify U.S. GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax and (4) enacted changes in tax laws in interim periods. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which adds contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods therein. Early adoption is permitted. Entities should apply the ASU’s provisions prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (ASC 832): Disclosures by Business Entities about Government Assistance, which requires entities to provide certain annual disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted, and entities may apply the ASU’s provisions prospective or retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

2. Acquisitions and Divestitures

All of the Company’s acquisitions of businesses have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect the fair values assigned to assets and liabilities, have been included in the Company’s consolidated financial statements from their respective dates of acquisition. The results of operations of the acquired companies have been included in the Company’s consolidated results since the dates of acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on the Company’s consolidated results of operations individually or in the aggregate.

2021 Acquisitions

ABEL

On March 10, 2021, the Company acquired the stock of ABEL Pumps, L.P. and certain of its affiliates (“ABEL”). ABEL designs and manufactures highly engineered reciprocating positive displacement pumps for a variety of end markets, including mining, marine, power, water, wastewater and other general industries. Headquartered in Büchen, Germany, with sales and service locations in Madrid, Spain, and subsequent to the acquisition with operations in Mansfield, Ohio, ABEL operates in the Company’s Pumps reporting unit within the FMT segment. ABEL was acquired for cash consideration of $106.3 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $42.4 million and $46.0 million, respectively. The goodwill is not deductible for tax purposes.

The Company made a preliminary allocation of the purchase price for the ABEL acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information about these assets and liabilities, including intangible asset appraisals, inventory valuation and accrued expenses, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In millions)	Total
Current assets, net of cash acquired	$18.4
Property, plant and equipment	4.0
Goodwill	42.4
Intangible assets	46.0
Deferred income taxes	2.6
Other noncurrent assets	0.1
Total assets acquired	113.5
Current liabilities	(7.1)
Other noncurrent liabilities	(0.1)
Net assets acquired	$106.3

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

The acquired intangible assets and weighted average amortization periods are as follows:

(In millions, except weighted average life)	Total	Weighted Average Life
Trade names	$9.0	15
Customer relationships	30.0	13
Unpatented technology	7.0	11
Acquired intangible assets	$46.0

Airtech

On June 14, 2021, the Company acquired the stock of Airtech Group, Inc., US Valve Corporation and related entities (“Airtech”). Airtech designs and manufactures a wide range of highly-engineered pressure technology products, including vacuum pumps, regenerative blowers, compressor systems and valves for a variety of end markets, including alternative energy, food processing, medical, packaging and transportation. Headquartered in Rutherford, New Jersey, with primary manufacturing operations in Werneck, Germany and Shenzhen, China, Airtech operates in the Company’s Performance Pneumatic Technologies reporting unit within the HST segment. Airtech was acquired for cash consideration of $471.0 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $267.6 million and $202.3 million, respectively. The goodwill is not deductible for tax purposes.

The Company made a preliminary allocation of the purchase price for the Airtech acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information about these assets and liabilities, including intangible asset appraisals, inventory valuation and accrued expenses, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In millions)	Total
Current assets, net of cash acquired	$45.3
Property, plant and equipment	4.8
Goodwill	267.6
Intangible assets	202.3
Other noncurrent assets	10.1
Total assets acquired	530.1
Current liabilities	(10.1)
Deferred income taxes	(40.6)
Other noncurrent liabilities	(8.4)
Net assets acquired	$471.0

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

The acquired intangible assets and weighted average amortization periods are as follows:

(In millions, except weighted average life)	Total	Weighted Average Life
Trade names	$15.4	15
Customer relationships	162.9	13
Unpatented technology	24.0	11
Acquired intangible assets	$202.3

The Company incurred $6.5 million of acquisition-related transaction costs in 2021. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also incurred fair value inventory step-up charges of $2.5 million and $9.1 million associated with the acquisitions of ABEL and Airtech, respectively, which were recorded in Cost of sales in the Consolidated Statements of Income for the year ended December 31, 2021.

2020 Acquisitions

Flow MD

On February 28, 2020, the Company acquired the membership interests of Flow Management Devices, LLC (“Flow MD”), a privately held provider of flow measurement systems that ensure custody transfer accuracy in the oil and gas industry. Flow MD engineers and manufactures small volume provers. Headquartered in Phoenix, Arizona, with operations in Houston, Texas and Pittsburgh, Pennsylvania, Flow MD operates in the Company’s Energy reporting unit within the FMT segment. Flow MD was acquired for cash consideration of $121.2 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $60.0 million and $53.0 million, respectively. The goodwill is deductible for tax purposes.

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

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In millions)	Total
Current assets, net of cash acquired	$32.9
Property, plant and equipment	4.2
Goodwill	60.0
Intangible assets	53.0
Other noncurrent assets	1.3
Total assets acquired	151.4
Current liabilities	(32.3)
Deferred income taxes	2.5
Other noncurrent liabilities	(0.4)
Net assets acquired	$121.2

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

The acquired intangible assets and weighted average amortization periods are as follows:

(In millions, except weighted average life)	Total	Weighted Average Life
Trade names	$6.0	15
Customer relationships	31.5	10
Unpatented technology	15.5	20
Acquired intangible assets	$53.0

Qualtek

On November 23, 2020, the Company acquired Qualtek Manufacturing, Inc. (“Qualtek”), a manufacturer of high quality specialty metal components and parts by providing vertically integrated tool and die, metal stamping and metal finishing services. Headquartered in Colorado Springs, Colorado, Qualtek operates in the BAND-IT reporting unit within the FSDP segment. Qualtek was acquired for cash consideration of $1.9 million. The entire purchase price was funded with cash on hand. Goodwill recognized as part of this transaction was $1.1 million. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business. The goodwill is deductible for tax purposes.

The Company finalized its allocation of the purchase price for the Qualtek acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy.

The Company incurred $4.3 million of acquisition-related transaction costs in 2020. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also incurred fair value inventory step-up charges of $4.1 million and $0.1 million associated with the acquisitions of Flow MD and Qualtek, respectively, which were recorded in Cost of sales in the Consolidated Statements of Income for the year ended December 31, 2020.

2019 Acquisition

Velcora

On July 18, 2019, the Company acquired the stock of Velcora Holding AB (“Velcora”) and its operating subsidiaries, Roplan and Steridose. Roplan is a global manufacturer of custom mechanical and shaft seals for a variety of end markets including food and beverage, marine, chemical, wastewater and water treatment. Steridose develops engineered hygienic mixers and valves for the global biopharmaceutical industry. Both companies are headquartered in Sweden but also have operations in Ningbo, China; Berkshire, England and Madison, Wisconsin. Roplan and Steridose operate in the HST segment. Velcora was acquired for cash consideration of $87.2 million and the assumption of $51.1 million of debt. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $86.6 million and $48.2 million, respectively. The goodwill is not deductible for tax purposes.

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

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

(In millions)	Total
Current assets, net of cash acquired	$20.2
Property, plant and equipment	1.7
Goodwill	86.6
Intangible assets	48.2
Other noncurrent assets	0.8
Total assets acquired	157.5
Current liabilities	(7.6)
Long-term borrowings	(51.1)
Deferred income taxes	(11.1)
Other noncurrent liabilities	(0.5)
Net assets acquired	$87.2

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisitions reflects the strategic fit, revenue and earnings growth potential of these businesses.

The acquired intangible assets and weighted average amortization periods are as follows:

(In millions, except weighted average life)	Total	Weighted Average Life
Trade names	$7.1	15
Customer relationships	34.7	12
Unpatented technology	6.4	9
Acquired intangible assets	$48.2

On September 3, 2019, the Company settled the debt assumed in the Velcora acquisition and incurred a loss on early retirement of $0.7 million which was recorded in Other expense - net in the Consolidated Statements of Income for the year ended December 31, 2019.

The Company incurred $1.7 million of acquisition-related transaction costs in 2019. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also incurred a fair value inventory step-up charge of $3.3 million associated with the acquisition of Velcora, which was recorded in Cost of sales in the Consolidated Statements of Income for the year ended December 31, 2019.

Divestitures

The Company periodically reviews its operations for businesses which may no longer be aligned with its strategic objectives and focuses on core business and customers. Any resulting gain or loss recognized due to divestitures is recorded within Loss (gain) on sale of businesses - net within Selling, general and administrative expenses in the Consolidated Statements of Income.

On March 12, 2021, the Company completed the sale of CiDRA Precision Services (“CiDRA”) for $1.0 million in cash, resulting in a pre-tax gain on the sale of $0.5 million. The Company recorded $0.1 million of income tax expense associated with this transaction during the year ended December 31, 2021. The results of CiDRA were reported within the HST segment and generated $0.9 million of revenues in 2021 through the date of sale. The Company concluded that this divestiture did not meet the criteria for reporting the results of CiDRA as discontinued operations.

On December 28, 2020, the Company completed the sale of its Avery Hardoll product line for $0.5 million in cash, resulting in a pre-tax loss on the sale of $0.4 million. The Company recorded $0.3 million of income tax benefit associated with this transaction during the year ended December 31, 2020. The results of Avery Hardoll were reported within the FMT segment and generated $1.2 million of revenues in 2020 through the date of sale. The Company concluded that this divestiture did not meet the criteria for reporting discontinued operations. There were no divestitures that took place during the year ended December 31, 2019.

3.    Collaborative Investments

On May 12, 2020, a subsidiary of IDEX entered into a joint venture agreement with a third party to form a limited liability company (the “Joint Venture”) that will manufacture and sell high performance elastomer seals for the oil and gas industry to customers within the Kingdom of Saudi Arabia as well as export these high performance elastomer seals outside of the Kingdom of Saudi Arabia. The Joint Venture will be headquartered in Dammam, Saudi Arabia and operates in the Company’s Sealing Solutions reporting unit within the HST segment. During the year ended December 31, 2020, the Company contributed $0.1 million and owns 55% of the share capital while the third party partner contributed $0.1 million and owns 45% of the share capital. During the year ended December 31, 2021, the Company contributed an additional $0.6 million. As of December 31, 2021, the Joint Venture has incurred start-up expenses, but has not yet begun manufacturing. Since IDEX controls the entity, IDEX has consolidated the Joint Venture and recorded a noncontrolling interest in its Consolidated Financial Statements.

On June 29, 2021, a subsidiary of IDEX funded a $4.2 million convertible promissory note to a start-up company that provides communication technology to improve individual performance and team coordination for firefighters’ responses. The investment aligns with the FSDP segment’s strategic plan to reduce response time and greatly increase life-safety outcomes and is an extension of FSDP’s smart and connected products. The note bears paid-in-kind interest at a rate of 5% per annum and is secured by the Company’s interest in the intellectual property of the start-up company. Unless earlier converted, the principal amount outstanding and the related accrued interest are due upon the earliest of (a) June 28, 2024, (b) a change in control or (c) when declared due and payable by the Company upon an event of default. The note is included in Other noncurrent assets on the Company’s Consolidated Balance Sheets. In addition, the Company recorded $0.1 million of accrued interest in Other noncurrent assets on the Company’s Consolidated Balance Sheets. The Company will measure the allowance for credit losses under the current expected credit loss model. As of December 31, 2021, no allowance for credit losses has been recorded.

4.    Balance Sheet Components

	December 31,
	2021	2020
	(In millions)
RECEIVABLES
Customers	$354.9	$288.3
Other	8.7	10.9
Total	363.6	299.2
Less allowance for doubtful accounts	7.2	6.1
Total receivables - net	$356.4	$293.1
INVENTORIES
Raw materials and components parts	$229.4	$173.2
Work in process	47.4	29.5
Finished goods	93.6	87.2
Total inventories	$370.4	$289.9
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	$39.1	$33.7
Buildings and improvements	197.9	192.4
Machinery, equipment and other	467.8	430.4
Office and transportation equipment	96.7	95.6
Construction in progress	30.5	28.7
Total	832.0	780.8
Less accumulated depreciation and amortization	504.7	482.5
Total property, plant and equipment - net	$327.3	$298.3
ACCRUED EXPENSES
Payroll and related items	$91.5	$75.2
Management incentive compensation	25.0	15.8
Income taxes payable	17.9	13.4
Insurance	11.0	11.1
Warranty	7.6	7.4
Deferred revenue	49.0	28.4
Lease liability	17.6	16.7
Restructuring	2.8	3.9
Accrued interest	3.6	3.6
Pension and retiree medical obligations	3.5	3.0
Other	30.3	30.3
Total accrued expenses	$259.8	$208.8
OTHER NONCURRENT LIABILITIES
Pension and retiree medical obligations	$82.2	$99.4
Transition tax payable	14.1	14.2
Deferred revenue	32.2	30.4
Lease liability	93.4	94.3
Other	25.5	28.5
Total other noncurrent liabilities	$247.4	$266.8

The valuation and qualifying account activity for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
	(In millions)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Beginning balance January 1	$6.1	$6.3
Charged to costs and expenses, net of recoveries	1.5	—
Utilization	(0.9)	(0.5)
Other adjustments, including acquisitions and currency translation	0.5	0.3
Ending balance December 31	$7.2	$6.1

5.    Revenue

Disaggregation of Revenue

The Company has a comprehensive offering of products, including technologies, built to customers’ specifications that are sold in niche markets throughout the world. The Company disaggregates revenue from contracts with customers by reporting unit and geographical region for each segment as the Company believes it best depicts how the amount, nature, timing and uncertainty of its revenue and cash flows are affected by economic factors. Revenue was attributed to geographical region based on the location of the customer. The following tables present revenue disaggregated by reporting unit and geographical region.

Revenue by reporting unit for the years ended December 31, 2021, 2020 and 2019 was as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(In millions)
Pumps	$345.1	$265.3	$331.1
Water(1)	255.3	225.3	239.9
Energy	169.0	200.0	164.8
Valves(1)	121.9	118.6	129.0
Agriculture	107.4	87.1	92.2
Intersegment elimination	(0.7)	(0.9)	(0.5)
Fluid & Metering Technologies	998.0	895.4	956.5
Scientific Fluidics & Optics	508.0	415.8	434.6
Sealing Solutions	264.2	207.6	200.5
Performance Pneumatic Technologies(2)	182.2	122.9	133.5
Material Processing Technologies	134.5	120.0	113.6
Micropump	32.9	29.7	32.2
Intersegment elimination	(2.8)	(2.6)	(1.8)
Health & Science Technologies	1,119.0	893.4	912.6
Fire & Safety	377.5	376.3	404.0
Dispensing	169.6	98.5	116.2
BAND-IT	100.8	88.1	106.6
Intersegment elimination	(0.1)	(0.1)	(1.3)
Fire & Safety/Diversified Products	647.8	562.8	625.5
Total net sales	$2,764.8	$2,351.6	$2,494.6

(1) During the third quarter of 2021, the Company merged a business in the Water reporting unit with a business in the Valves reporting unit. Revenue for each reporting unit has been restated to reflect this change for all years presented.
(2) This reporting unit was previously named Gast and was renamed Performance Pneumatic Technologies upon the acquisition of Airtech. Prior to 2021, amounts reflect only the Gast business.

Revenue by geographical region for the years ended December 31, 2021, 2020 and 2019 was as follows:

	For the Year Ended December 31, 2021
	FMT	HST	FSDP	IDEX
	(In millions)
U.S.	$532.9	$489.7	$317.0	$1,339.6
North America, excluding U.S.	61.6	23.7	28.5	113.8
Europe	197.2	341.0	161.5	699.7
Asia	143.7	241.8	110.0	495.5
Other (1)	63.3	25.6	30.9	119.8
Intersegment elimination	(0.7)	(2.8)	(0.1)	(3.6)
Total net sales	$998.0	$1,119.0	$647.8	$2,764.8

	For the Year Ended December 31, 2020
	FMT	HST	FSDP	IDEX
	(In millions)
U.S.	$505.8	$387.6	$269.9	$1,163.3
North America, excluding U.S.	52.8	21.3	23.2	97.3
Europe	174.9	249.8	149.2	573.9
Asia	109.1	221.2	94.2	424.5
Other (1)	53.7	16.1	26.4	96.2
Intersegment elimination	(0.9)	(2.6)	(0.1)	(3.6)
Total net sales	$895.4	$893.4	$562.8	$2,351.6

	For the Year Ended December 31, 2019
	FMT	HST	FSDP	IDEX
	(In millions)
U.S.	$542.0	$411.7	$303.6	$1,257.3
North America, excluding U.S.	58.3	21.7	26.3	106.3
Europe	170.7	263.5	159.2	593.4
Asia	125.0	201.8	103.4	430.2
Other (1)	61.0	15.7	34.3	111.0
Intersegment elimination	(0.5)	(1.8)	(1.3)	(3.6)
Total net sales	$956.5	$912.6	$625.5	$2,494.6

(1) Other includes: South America, Middle East, Australia and Africa.

Performance Obligations

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time approximated 95% of total revenues in each of the years ended December 31, 2021, 2020 and 2019. Revenue from products and services transferred to customers over time approximated 5% of total revenues in each of the years ended December 31, 2021, 2020 and 2019.

Contract Balances

The timing of revenue recognition, billings and cash collections can result in customer receivables, advance payments or billings in excess of revenue recognized. Customer receivables include both amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables - net on the Consolidated Balance Sheets.

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

The composition of Customer receivables was as follows:

	December 31, 2021	December 31, 2020
	(In millions)
Billed receivables	$344.0	$273.5
Unbilled receivables	10.9	14.8
Total customer receivables	$354.9	$288.3

Advance payments, deposits and billings in excess of revenue recognized are included in Deferred revenue which is classified as current or noncurrent based on the timing of when the Company expects to recognize the revenue. The current portion is included in Accrued expenses and the noncurrent portion is included in Other noncurrent liabilities on the Consolidated Balance Sheets. Advance payments and deposits represent contract liabilities and are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations satisfied over time. The Company generally receives advance payments from customers related to maintenance services which are recognized ratably over the service term. The Company also receives deposits from customers on certain orders which the Company recognizes as revenue at a point in time in the future. Billings in excess of revenue recognized represent contract liabilities and primarily relate to performance obligations satisfied over time when the cost-to-cost method is utilized and revenue cannot yet be recognized as the Company has not completed the corresponding performance obligation. Contract liabilities are derecognized when revenue is recognized and the performance obligation is satisfied.

The composition of Deferred revenue was as follows:

	December 31, 2021	December 31, 2020
	(In millions)
Deferred revenue - current	$49.0	$28.4
Deferred revenue - noncurrent	32.2	30.4
Total deferred revenue	$81.2	$58.8

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for 2021 and 2020, by reportable business segment, were as follows:

	FMT	HST	FSDP	Total
	(In millions)
Goodwill	$599.6	$981.6	$399.1	$1,980.3
Accumulated goodwill impairment losses	(20.7)	(149.8)	(30.1)	(200.6)
Balance at January 1, 2020	578.9	831.8	369.0	1,779.7
Foreign currency translation	10.4	29.1	13.1	52.6
Acquisitions	60.4	—	1.1	61.5
Acquisition adjustments	—	1.8	—	1.8
Balance at December 31, 2020	649.7	862.7	383.2	1,895.6
Foreign currency translation	(10.7)	(15.7)	(11.0)	(37.4)
Acquisitions	42.4	267.6	—	310.0
Disposition of businesses	—	(0.1)	—	(0.1)
Acquisition adjustments	(0.4)	—	—	(0.4)
Balance at December 31, 2021	$681.0	$1,114.5	$372.2	$2,167.7

Goodwill represents the purchase price in excess of the net amount assigned to the assets acquired and liabilities assumed and was tested for impairment at each of the Company’s 13 reporting units as of October 31, 2021, the Company’s annual impairment test date. In assessing the fair value of the reporting units, the Company considers both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is determined by the respective trailing 12 month EBITDA and the forward looking 2022 EBITDA (50% each), based on multiples of comparable public companies. The market approach is dependent on a number of significant management assumptions including forecasted EBITDA and selected market multiples. Under the income approach, the fair value of the reporting unit is determined based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of operating results, capital expenditures, net working capital requirements, long-term growth rates and discount rates. Weighting was equally attributed to both the market and the income approaches (50% each) in arriving at the fair value of the reporting units. In 2021 and 2020, there were no events or circumstances that would have required an interim impairment test.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2021 and 2020:

	At December 31, 2021				At December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
		(In millions)				(In millions)
Amortized intangible assets:
Patents	$3.2	$(2.0)	$1.2	10	$3.0	$(1.8)	$1.2
Trade names	140.9	(72.4)	68.5	15	130.8	(72.7)	58.1
Customer relationships	495.9	(144.2)	351.7	13	318.4	(120.3)	198.1
Unpatented technology	143.8	(58.8)	85.0	13	122.3	(55.1)	67.2
Other	—	—	—	—	0.7	(0.6)	0.1
Total amortized intangible assets	783.8	(277.4)	506.4		575.2	(250.5)	324.7
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1		62.1	—	62.1
Akron Brass trade name	28.8	—	28.8		28.8	—	28.8
Total intangible assets	$874.7	$(277.4)	$597.3		$666.1	$(250.5)	$415.6

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets that were also tested for impairment as of October 31, 2021, the Company’s annual impairment test date. These indefinite-lived intangible assets are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company uses the relief-from-royalty method, a form of the income approach, to determine the fair value of these trade names. The relief-from-royalty method is dependent on a number of significant management assumptions, including estimates of revenues, royalty rates and discount rates. In 2021 and 2020, there were no events or circumstances that would have required an interim impairment test.

Refer to Note 15 for discussion on impairment of definite-lived intangibles.

Amortization of intangible assets was $56.4 million, $41.8 million and $37.3 million in 2021, 2020 and 2019, respectively. Based on the intangible asset balances as of December 31, 2021, amortization expense is expected to approximate $61.3 million in 2022, $58.1 million in 2023, $53.6 million in 2024, $52.0 million in 2025 and $50.2 million in 2026.

7. Borrowings

Borrowings at December 31, 2021 and 2020 consisted of the following:

	2021	2020
	(In millions)
4.20% Senior Notes, repaid in June 2021	$—	$350.0
3.20% Senior Notes, due June 2023	100.0	100.0
3.37% Senior Notes, due June 2025	100.0	100.0
3.00% Senior Notes, due May 2030	500.0	500.0
2.625% Senior Notes, due June 2031	500.0	—
Other borrowings	0.1	0.2
Total borrowings	1,200.1	1,050.2
Less current portion	—	0.1
Less deferred debt issuance costs	8.4	4.8
Less unaccreted debt discount	1.4	0.9
Long-term borrowings	$1,190.3	$1,044.4

Issuance of 2.625% Senior Notes in 2021

On May 28, 2021, the Company completed a public offering of $500.0 million in aggregate principal amount of 2.625% Senior Notes due June 2031 (the “2.625% Senior Notes”). The net proceeds from the offering were approximately $494.7 million, after deducting the issuance discount of $0.6 million, the underwriting commission of $3.3 million and offering expenses of $1.4 million. The net proceeds were used to redeem and repay the $350.0 million aggregate principal amount outstanding of its 4.20% Senior Notes due December 15, 2021 (the “4.20% Senior Notes”) and a $6.7 million make-whole redemption premium, with the remaining balance used for general corporate purposes. The 2.625% Senior Notes bear interest at a rate of 2.625% per annum, which is payable semi-annually in arrears on June 15 and December 15 of each year. The 2.625% Senior Notes mature on June 15, 2031. The 2.625% Senior Notes were issued under an Indenture, dated as of December 6, 2010 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), as supplemented by the Fourth Supplemental Indenture, dated as of May 28, 2021 (the “Supplemental Indenture” and, together with the Base Indenture and other supplements thereto, the “Indenture”), between the Company and the Trustee.

The Company may redeem all or a portion of the 2.625% Senior Notes at any time prior to maturity at the redemption prices set forth in the Indenture. The Indenture and the 2.625% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens, enter into certain sale and leaseback transactions and enter into certain mergers, consolidations and transfers of substantially all of the Company’s assets. The terms of the 2.625% Senior Notes also require the Company to make an offer to repurchase the 2.625% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any. The Indenture also provides for customary events of default, which include nonpayment, breach of covenants or warranties in the Indenture and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Trustee or holders of at least 25% of the then outstanding 2.625% Senior Notes may declare the principal amount of all of the 2.625% Senior Notes to be due and payable immediately.

On May 17, 2021, the Company provided notice of its election to redeem early, on June 16, 2021, the $350.0 million aggregate principal amount outstanding of its 4.20% Senior Notes at a redemption price of $350.0 million plus a make-whole redemption premium of $6.7 million using proceeds from the Company’s 2.625% Senior Notes. In addition, the Company recognized the remaining $1.3 million of the pre-tax amount included in Accumulated other comprehensive loss in shareholders’ equity related to the interest rate exchange agreement associated with the 4.20% Senior Notes and wrote off the remaining $0.1 million of deferred issuance costs and $0.1 million of the debt issuance discount associated with the 4.20% Senior Notes as well as $0.4 million of deferred taxes for a total loss on early debt redemption of $8.6 million which was recorded within Other expense - net in the Consolidated Statements of Income.

Issuance of 3.00% Senior Notes in 2020

On April 29, 2020, the Company completed a public offering of $500.0 million in aggregate principal amount of 3.00% Senior Notes due May 2030 (the “3.00% Senior Notes”). The net proceeds from the offering were approximately $494.4 million, after deducting the issuance discount of $0.9 million, the underwriting commission of $3.3 million and offering expenses of $1.4 million. The net proceeds were used to redeem and repay the $300.0 million aggregate principal amount outstanding of its 4.50% Senior Notes due December 15, 2020 (the “4.50% Senior Notes”) and the related accrued interest and a make-whole redemption premium, with the remaining balance used for general corporate purposes. The 3.00% Senior Notes bear interest at a rate of 3.00% per annum, which is payable semi-annually in arrears on May 1 and November 1 of each year. The 3.00% Senior Notes mature on May 1, 2030.

The Company may redeem all or a portion of the 3.00% Senior Notes at any time prior to maturity at the redemption prices set forth in the Indenture governing the 3.00% Senior Notes. The Indenture and 3.00% Senior Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of the Company’s assets. The terms of the 3.00% Senior Notes also require the Company to make an offer to repurchase the 3.00% Senior Notes upon a change of control triggering event (as defined in the Indenture) at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any. The Indenture also provides for customary events of default, which include nonpayment, breach of covenants in the Indenture and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% of the then outstanding 3.00% Senior Notes may declare the principal amount of all of the 3.00% Senior Notes to be due and payable immediately.

On April 27, 2020, the Company provided notice of its election to redeem early, on May 27, 2020, the $300.0 million aggregate principal amount outstanding of its 4.50% Senior Notes at a redemption price of $300.0 million plus a make-whole redemption premium of $6.8 million and accrued and unpaid interest of $6.1 million using proceeds from the Company’s 3.00% Senior Notes. In addition, the Company recognized the remaining $1.4 million of the pre-tax amount included in Accumulated other comprehensive loss in shareholders’ equity related to the interest rate exchange agreement associated with the 4.50% Senior Notes and wrote off the remaining $0.1 million of deferred issuance costs and $0.1 million of the debt issuance discount associated with the 4.50% Senior Notes for a total loss on early debt redemption of $8.4 million which was recorded within Other expense - net in the Consolidated Statements of Income.

Revolving Credit Facility

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

The Credit Agreement contains customary affirmative and negative covenants for senior unsecured credit agreements. There are two key financial covenants that the Company is required to maintain in connection with the Credit Agreement and the Senior Notes, excluding the 3.00% Senior Notes which have no financial covenants, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1, which is the ratio of the Company’s consolidated total debt to its consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”), both of which are tested quarterly and in the case of the leverage ratio under the Revolving Facility, there is an option to increase the ratio to 4.00 for 12 months in connection with certain acquisitions. At December 31, 2021, the Company was in compliance with each financial covenant under Credit Agreement and the Senior Notes, excluding the 3.00% Senior Notes which have no financial covenants. While there are no financial covenants relating to the 3.00% Senior Notes, they are subject to cross-default provisions. The negative covenants include restrictions on the Company’s ability to grant liens, enter into transactions resulting in fundamental changes (such as mergers or sales of all or substantially all of the assets of the Company), make certain subsidiary dividends or distributions, engage in materially different lines of businesses and allow subsidiaries to incur certain additional debt.

The Credit Agreement also contains customary events of default (subject to grace periods, as appropriate).

At December 31, 2021, there was no balance outstanding under the Revolving Facility and $7.2 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at December 31, 2021 of approximately $792.8 million. In addition, there were no borrowings under the Revolving Facility during the year ended December 31, 2021.

Issuance of 3.20% Senior Notes and 3.37% Senior Notes in 2016

On June 13, 2016, the Company completed a private placement of a $100 million aggregate principal amount of 3.20% Senior Notes due June 13, 2023 (the “3.20% Senior Notes”) and a $100 million aggregate principal amount of 3.37% Senior Notes due June 13, 2025 (the “3.37% Senior Notes” and together with the 3.20% Senior Notes, the “2016 Private Placement Notes”) pursuant to a Note Purchase Agreement dated June 13, 2016 (the “Purchase Agreement”). Each series of the 2016 Private Placement Notes bears interest at the stated amount per annum, which is payable semi-annually in arrears on each June 13th and December 13th. The 2016 Private Placement Notes are unsecured obligations of the Company and rank pari passu in right of payment with all of the Company’s other unsecured, unsubordinated debt. The Company may at any time prepay all, or any portion of the 2016 Private Placement Notes, provided that such portion is greater than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding. In the event of a prepayment, the Company will pay an amount equal to par plus accrued interest plus a make-whole amount. In addition, the Company may repurchase the 2016 Private Placement Notes by making an offer to all holders of the 2016 Private Placement Notes, subject to certain conditions.

The Purchase Agreement contains certain covenants that restrict the Company’s ability to, among other things, transfer or sell assets, incur indebtedness, create liens, transact with affiliates and engage in certain mergers or consolidations or other change of control transactions. In addition, the Company must comply with the leverage ratio and interest coverage ratio described above and the Purchase Agreement also limits the outstanding principal amount of priority debt that may be incurred by the Company to 15% of consolidated assets. The Purchase Agreement provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all of the outstanding 2016 Private Placement Notes will become due and payable immediately without further action or notice. In the case of payment event of default, any holder of the 2016 Private Placement Notes affected thereby may declare all of the 2016 Private Placement Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the 2016 Private Placement Notes may declare all of the 2016 Private Placement Notes to be due and payable immediately.

Total borrowings at December 31, 2021 have scheduled maturities as follows:

(In millions)
2022	$—
2023	100.0
2024	—
2025	100.1
2026	—
Thereafter	1,000.0
Total borrowings	$1,200.1

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

The effective portion of gains or losses on interest rate exchange agreements is reported in Accumulated other comprehensive loss in shareholders’ equity and reclassified into net income in the same period or periods in which the hedged transaction affects net income. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows or the hedged item, if any, is recognized in net income during the period of change. See Note 17 for the amount of loss reclassified into net income for interest rate contracts for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, the Company did not have any interest rate contracts outstanding.

In 2010 and 2011, the Company entered into two separate forward starting interest rate exchange agreements in anticipation of the issuance of the 4.50% Senior Notes and the 4.20% Senior Notes. The Company cash settled these two interest rate contracts in 2010 and 2011 for a total of $68.9 million, which was being amortized into interest expense over the 10 year terms of the respective debt instruments. In conjunction with the early redemption of the 4.50% Senior Notes on May 27, 2020, the Company accelerated the recognition of the remaining $1.4 million of the pre-tax amount included in Accumulated other comprehensive loss in shareholders’ equity related to the 4.50% Senior Notes and recorded such as Other expense - net in the Consolidated Statements of Income during the year ended December 31, 2020. In conjunction with the early redemption of the 4.20% Senior Notes on June 16, 2021, the Company accelerated the recognition of the remaining $1.3 million of the pre-tax amount included in Accumulated other comprehensive loss in shareholders’ equity related to the 4.20% Senior Notes and recorded such as Other expense - net in the Consolidated Statements of Income during the year ended December 31, 2021. As of December 31, 2021, there was no balance in Accumulated other comprehensive loss related to the cumulative unrealized gain (loss) on derivatives.

The amount of expense reclassified into interest expense for interest rate contracts for the years ended December 31, 2021, 2020 and 2019 is $3.3 million, $6.0 million and $6.3 million, respectively.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at December 31, 2021 and 2020:

	Basis of Fair Value Measurements
	Balance at December 31, 2021	Level 1	Level 2	Level 3
	(In millions)
Trading securities - mutual funds held in nonqualified SERP(1)	$11.6	$11.6	$—	$—
Available-for-sale securities - equities(2)	45.3	45.3	—	—

	Basis of Fair Value Measurements
	Balance at December 31, 2020	Level 1	Level 2	Level 3
	(In millions)
Trading securities - mutual funds held in nonqualified SERP(1)	$13.6	$13.6	$—	$—

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants.
(2) At December 31, 2021, the securities are included in Other current assets on the Company’s Consolidated Balance Sheets and are available for overnight cash settlement, if necessary, to fund current operations.

There were no transfers of assets or liabilities between Level 1 and Level 2 in 2021 or 2020.

The carrying values of the Company’s cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued expenses approximate fair value because of the short term nature of these instruments. At December 31, 2021 and 2020, the fair value of the outstanding indebtedness described in Footnote 7 based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,219.9 million and $1,127.6 million, respectively, compared to the carrying value of $1,198.7 million and $1,049.3 million, respectively. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to the Company’s rating.

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

Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 was as follows:

	Balance Sheet Caption	December 31, 2021	December 31, 2020
		(In millions)
Operating leases:
Building right-of-use assets - net	Other noncurrent assets	$101.0	$100.8
Equipment right-of-use assets - net	Other noncurrent assets	6.2	5.8
Total right-of-use assets - net		$107.2	$106.6
Operating leases:
Current lease liabilities	Accrued expenses	$17.6	$16.7
Noncurrent lease liabilities	Other noncurrent liabilities	93.4	94.3
Total lease liabilities		$111.0	$111.0

Refer to Note 15 for discussion on impairment of building right-of-use assets.

The components of lease cost for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
	(In millions)
Operating lease cost (1)	$31.5	$29.5	$23.0
Variable lease cost	2.3	1.9	2.3
Total lease expense	$33.8	$31.4	$25.3

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases for the years ended December 31, 2021, 2020 and 2019 was as follows:

	2021	2020	2019
	(In millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$31.2	$28.7	$22.9
Right-of-use assets obtained in exchange for new operating lease liabilities	16.0	40.4	25.9

Other supplemental information related to leases as of December 31, 2021 and 2020 was as follows:

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases - building and equipment	8.50	9.43
Operating leases - vehicles	2.34	2.01
Weighted-average discount rate:
Operating leases - building and equipment	3.27%	3.51%
Operating leases - vehicles	1.08%	2.05%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at December 31, 2021 have scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
(In millions)
2022	$20.1
2023	18.3
2024	15.6
2025	13.3
2026	12.0
Thereafter	48.3
Total lease payments	127.6
Less: Imputed interest	(16.6)
Present value of lease liabilities	$111.0

Total lease liabilities at December 31, 2020 had scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
(In millions)
2021	$19.7
2022	17.0
2023	13.7
2024	11.7
2025	11.1
Thereafter	57.6
Total lease payments	$130.8
Less: Imputed interest	$(19.8)
Present value of lease liabilities	$111.0

11.    Commitments and Contingencies

Warranty costs are provided for at the time of sale. The warranty provision is based on historical costs and adjusted for specific known claims. A rollforward of the warranty reserve is as follows:

	2021	2020	2019
	(In millions)
Beginning balance at January 1	$7.4	$5.6	$5.3
Provision for warranties	3.4	3.0	3.4
Claim settlements	(3.8)	(2.7)	(3.1)
Other adjustments, including acquisitions, divestitures and currency translation	0.6	1.5	—
Ending balance at December 31	$7.6	$7.4	$5.6

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

12.    Common and Preferred Stock

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorizations of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. There were no share repurchases during 2021. During 2020, the Company repurchased a total of 0.9 million shares at a cost of $110.3 million. As of December 31, 2021, the amount of share repurchase authorization remaining was $712.0 million.

At December 31, 2021 and 2020, the Company had 150 million shares of authorized common stock, with a par value of $.01 per share, and five million shares of authorized preferred stock, with a par value of $.01 per share. No preferred stock was outstanding at December 31, 2021 or 2020.

13.    Income Taxes

Pretax income for 2021, 2020 and 2019 was taxed in the following jurisdictions:

	2021	2020	2019
	(In millions)
U.S.	$350.2	$296.3	$377.2
Foreign	229.6	174.0	155.7
Total	$579.8	$470.3	$532.9

The provision (benefit) for income taxes for 2021, 2020 and 2019 was as follows:

	2021	2020	2019
	(In millions)
Current
U.S.	$64.7	$29.5	$49.8
State and local	11.0	4.6	9.1
Foreign	60.9	50.2	41.9
Total current	136.6	84.3	100.8
Deferred
U.S.	(4.1)	10.1	10.1
State and local	(1.4)	1.5	(0.1)
Foreign	(0.6)	(3.4)	(3.4)
Total deferred	(6.1)	8.2	6.6
Total provision for income taxes	$130.5	$92.5	$107.4

Deferred tax assets (liabilities) at December 31, 2021 and 2020 were:

	2021	2020
	(In millions)
Employee and retiree benefit plans	$23.6	$26.9
Capital loss and other carryforwards	11.9	16.3
Operating lease assets	25.7	24.7
Operating lease liabilities	(24.8)	(23.9)
Depreciation and amortization	(222.0)	(189.0)
Inventories	11.7	8.8
Allowances and accruals	10.3	7.3
Interest rate exchange agreement	—	0.7
Other	(16.6)	(16.9)
Total gross deferred tax (liabilities)	(180.2)	(145.1)
Valuation allowance	(11.9)	(16.3)
Total deferred tax (liabilities), net of valuation allowances	$(192.1)	$(161.4)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020 were:

	2021	2020
	(In millions)
Noncurrent deferred tax asset - Other noncurrent assets	$4.3	$2.5
Noncurrent deferred tax liabilities - Deferred income taxes	(196.4)	(163.9)
Net deferred tax liabilities	$(192.1)	$(161.4)

The Company had prepaid income taxes, recorded within Other current assets on the Consolidated Balance Sheets, of $9.1 million and $20.9 million as of December 31, 2021 and 2020, respectively.

The provision for income taxes differs from the amount calculated by applying the statutory federal income tax rate to pretax income. The calculated amount and the differences for 2021, 2020 and 2019 are shown in the following table:

	2021		2020		2019
	(In millions)
Pretax income	$579.8		$470.3		$532.9
Provision for income taxes:
Computed amount at statutory rate of 21%	$121.8	21.0%	$98.8	21.0%	$111.9	21.0%
State and local income tax (net of federal tax benefit)	8.0	1.4%	5.9	1.3%	8.2	1.5%
Taxes on non-U.S. earnings-net of foreign tax credits	9.2	1.6%	8.4	1.8%	6.3	1.2%
Global Intangible Low-Taxed Income	0.4	0.1%	(2.7)	(0.6%)	2.3	0.4%
Foreign-Derived Intangible Income Deduction	(7.5)	(1.3%)	(4.9)	(1.0%)	(5.8)	(1.1%)
Share-based payments	(3.5)	(0.6%)	(9.8)	(2.1%)	(11.0)	(2.1%)
Other	2.1	0.3%	(3.2)	(0.7%)	(4.5)	(0.7%)
Total provision for income taxes	$130.5	22.5%	$92.5	19.7%	$107.4	20.2%

The Company has $40.6 million and $28.6 million of permanently reinvested earnings of non-U.S. subsidiaries as of December 31, 2021 and 2020, respectively. No deferred U.S. income taxes have been provided on the $40.6 million of earnings that are considered to be permanently reinvested. It should also be noted that the aforementioned earnings will not incur U.S. taxes when ultimately repatriated other than potentially U.S. federal, state and local taxes on foreign exchange gains or losses recognized on the distribution of such earnings. Such distributions could also be subject to additional foreign withholding and foreign income taxes. The amount of unrecognized deferred income tax liabilities on currently permanently reinvested earnings is estimated to be $6.1 million and $4.3 million as of December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021, 2020 and 2019, the Company repatriated $116.0 million, $27.0 million and $99.0 million of foreign earnings, respectively. These actual distributions resulted in no incremental income tax expense for the years ended December 31, 2021, 2020 and 2019. These repatriations represent distributions of previously taxed income as well as distributions from liquidating subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2021, 2020 and 2019 is as follows:

	2021	2020	2019
	(In millions)
Beginning balance January 1	$1.1	$3.7	$4.1
Gross increases for tax positions of prior years	0.1	—	—
Gross decreases for tax positions of prior years	(0.3)	—	—
Settlements	(0.2)	(2.6)	(0.1)
Lapse of statute of limitations	(0.6)	—	(0.3)
Ending balance December 31	$0.1	$1.1	$3.7

The Company recognizes interest and penalties related to uncertain tax positions in provision for income taxes in the Consolidated Statements of Income. As of December 31, 2021, the Company accrued interest and penalties of less than $0.1 million related to uncertain tax positions.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $0.1 million, $1.1 million and $3.7 million as of December 31, 2021, 2020 and 2019, respectively. The tax years 2016-2020 remain open to examination by major taxing jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change. However, these unrecognized tax benefits are long-term in nature and are not expected to change within the next 12 months.

As of December 31, 2021, the Company had non-U.S. and U.S. state net operating loss carryforwards of $0.7 million and $22.5 million, respectively. The entire balance of the non-U.S. net operating losses, the majority of which relates to acquisitions is available to be carried forward indefinitely. The U.S. state net operating loss will expire between 2033 and 2040. There is no valuation allowance as it is more-likely-than-not that the net operating losses will be realized.

The Company has U.S. federal, U.S. state and non-U.S. capital loss carryforwards of $11.9 million, $11.9 million and $13.5 million, respectively, with a full valuation allowance against the deferred tax asset. The non-U.S. capital loss can be carried forward indefinitely. The U.S. federal and U.S. state capital loss carryforwards will expire at various dates between 2025 and 2040.

As of December 31, 2021, the Company has a foreign tax credit carryforward for U.S. federal purposes of approximately $6.6 million with a full valuation allowance against the deferred tax asset. The U.S. federal foreign tax credit carryover will expire between 2029 and 2031.

14.    Business Segments and Geographic Information

IDEX has three reportable business segments: FMT, HST and FSDP.

The FMT segment designs, produces and distributes positive displacement pumps, valves, small volume provers, flow meters, injectors and other fluid-handling pump modules and systems and provides flow monitoring and other services for the food, chemical, general industrial, water and wastewater, agriculture and energy industries.

The HST segment designs, produces and distributes a wide range of precision fluidics, rotary lobe pumps, centrifugal and positive displacement pumps, roll compaction and drying systems, pneumatic components and sealing solutions, high performance molded and extruded sealing components, custom mechanical and shaft seals, engineered hygienic mixers and valves, biocompatible medical devices and implantables, air compressors and blowers, optical components and coatings, laboratory and commercial equipment, precision photonic solutions and precision gear and peristaltic pump technologies. HST serves a variety of end markets, including food and beverage, pharmaceutical and biopharmaceutical, cosmetics, marine, chemical, wastewater and water treatment, life sciences, research and defense markets.

The FSDP segment designs, produces and distributes firefighting pumps, valves and controls, rescue tools, lifting bags, other components and systems for the fire and rescue industry, engineered stainless steel banding and clamping devices used in a variety of industrial and commercial applications and precision equipment for dispensing, metering and mixing colorants and paints used in a variety of retail and commercial businesses around the world.

Information on the Company’s business segments is presented below based on the nature of the products and services offered. The Company evaluates performance based on several factors, of which sales, operating income and operating margin are the primary financial measures. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	2021	2020	2019
	(In millions)
NET SALES
Fluid & Metering Technologies
External customers	$998.0	$895.4	$956.5
Intersegment sales	0.7	0.9	0.5
Total segment sales	998.7	896.3	957.0
Health & Science Technologies
External customers	1,119.0	893.4	912.6
Intersegment sales	2.8	2.6	1.8
Total segment sales	1,121.8	896.0	914.4
Fire & Safety/Diversified Products
External customers	647.8	562.8	625.5
Intersegment sales	0.1	0.1	1.3
Total segment sales	647.9	562.9	626.8
Intersegment eliminations	(3.6)	(3.6)	(3.6)
Total net sales	$2,764.8	$2,351.6	$2,494.6
OPERATING INCOME (LOSS) (1)
Fluid & Metering Technologies	$259.3	$235.0	$285.2
Health & Science Technologies	288.9	206.4	200.2
Fire & Safety/Diversified Products	169.3	144.2	165.3
Corporate office and other	(80.5)	(64.9)	(71.7)
Total operating income	637.0	520.7	579.0
Interest expense	41.0	44.8	44.3
Other expense - net	16.2	5.6	1.8
Income before income taxes	$579.8	$470.3	$532.9

	2021	2020	2019
	(In millions)
ASSETS
Fluid & Metering Technologies	$1,458.8	$1,387.0	$1,150.7
Health & Science Technologies	2,138.3	1,576.1	1,507.1
Fire & Safety/Diversified Products	892.5	891.9	825.4
Corporate office and other	427.6	559.4	330.7
Total assets	$4,917.2	$4,414.4	$3,813.9
DEPRECIATION AND AMORTIZATION (2)
Fluid & Metering Technologies	$30.5	$25.9	$22.2
Health & Science Technologies	56.7	41.8	39.7
Fire & Safety/Diversified Products	15.3	15.2	14.3
Corporate office and other	0.5	0.6	0.7
Total depreciation and amortization	$103.0	$83.5	$76.9
CAPITAL EXPENDITURES
Fluid & Metering Technologies	$21.0	$11.9	$17.3
Health & Science Technologies	41.5	27.7	22.0
Fire & Safety/Diversified Products	9.5	8.9	9.8
Corporate office and other	0.7	3.1	1.8
Total capital expenditures	$72.7	$51.6	$50.9

(1) Segment operating income (loss) excludes net unallocated corporate operating expenses.
(2) Excludes amortization of debt issuance expenses.

Information about the Company’s long-lived assets in different geographical regions for the years ended December 31, 2021, 2020 and 2019 is shown below.

	2021	2020	2019
	(In millions)
LONG-LIVED ASSETS — PROPERTY, PLANT AND EQUIPMENT
U.S.	$188.3	$169.2	$165.7
North America, excluding U.S.	5.4	5.0	3.8
Europe	98.9	100.0	88.1
Asia	34.5	24.0	22.5
Other	0.2	0.1	0.2
Total long-lived assets - net	$327.3	$298.3	$280.3

15.    Restructuring Expenses and Asset Impairments

During 2021, 2020 and 2019, the Company incurred restructuring expenses and asset impairments of $9.3 million, $11.8 million and $21.0 million, respectively. These costs were incurred to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization, contract termination costs and asset impairments. Restructuring costs include severance benefits, exit costs and asset impairments and are included in Restructuring expenses and asset impairments in the Consolidated Statements of Income. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs.

2021 Initiative

During the year ended December 31, 2021, the Company incurred severance costs related to employee reductions. In addition, the Company consolidated certain facilities within the FMT segment which resulted in asset impairments of $0.8 million related to property, plant and equipment that was not relocated to the new locations.

Pre-tax restructuring expenses and asset impairments by segment for the 2021 initiative were as follows:

	Severance Costs	Exit Costs	Asset Impairments	Total
	(In millions)
Fluid & Metering Technologies	$3.7	$—	$0.8	$4.5
Health & Science Technologies	1.7	—	—	1.7
Fire & Safety/Diversified Products	0.5	—	—	0.5
Corporate/Other	2.6	—	—	2.6
Total restructuring costs	$8.5	$—	$0.8	$9.3

2020 Initiative

During the year ended December 31, 2020, the Company incurred severance costs related to employee reductions and exit costs related to early lease terminations. In addition, in the fourth quarter of 2020, the Company consolidated certain facilities within the FMT segment, which resulted in an impairment charge of $2.5 million. The Company also relocated its corporate office, which resulted in an impairment charge of $0.6 million.

Pre-tax restructuring expenses and asset impairments by segment for the 2020 initiative were as follows:

	Severance Costs	Exit Costs	Asset Impairments	Total
	(In millions)
Fluid & Metering Technologies	$2.9	$0.2	$2.5	$5.6
Health & Science Technologies	2.7	—	—	2.7
Fire & Safety/Diversified Products	2.5	—	—	2.5
Corporate/Other	0.4	—	0.6	1.0
Total restructuring costs	$8.5	$0.2	$3.1	$11.8

2019 Initiative

During the year ended December 31, 2019, the Company incurred severance costs related to employee reductions and exit costs related to early lease terminations. In addition, in the second quarter of 2019, the Company began to evaluate strategic alternatives for one of its businesses in the HST segment. Prior to making a final decision on the options that were presented for this business, the business was informed of the loss of its largest customer. As a result, the Company accelerated its restructuring activities for this business and a decision was made to wind down the business over time. This event required an interim impairment test be performed on the long-lived tangible and intangible assets of the business, which resulted in an impairment charge of $9.7 million. The Company also consolidated one of its facilities into the Optics Center of Excellence in Rochester, New York, which resulted in an impairment charge of $0.4 million related to a building right-of-use asset.

Pre-tax restructuring expenses and asset impairments by segment for the 2019 initiative were as follows:

	Severance Costs	Exit Costs	Asset Impairments	Total
	(In millions)
Fluid & Metering Technologies	$2.9	$—	$—	$2.9
Health & Science Technologies	3.0	1.0	10.2	14.2
Fire & Safety/Diversified Products	1.3	—	—	1.3
Corporate/Other	2.6	—	—	2.6
Total restructuring costs	$9.8	$1.0	$10.2	$21.0

Restructuring accruals reflected in Accrued expenses in the Company’s Consolidated Balance Sheets are as follows:

Restructuring Initiatives
(In millions)
Balance at January 1, 2020	$6.1
Restructuring expenses(1)	8.8
Payments, utilization and other	(11.0)
Balance at December 31, 2020	3.9
Restructuring expenses(2)	8.5
Payments, utilization and other	(9.6)
Balance at December 31, 2021	$2.8

(1) Excludes $2.9 million of asset impairments related to property, plant and equipment and right-of-use assets.
(2) Excludes $0.8 million of asset impairments related to property, plant and equipment.

16.    Share-Based Compensation

The Company maintains two share-based compensation plans for executives, non-employee directors and certain key employees that authorize the granting of stock options, restricted stock, performance share units and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of December 31, 2021 totaled 15.6 million, of which 2.4 million shares were available for future issuance. The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award.

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Board of Directors based on the recommendation from the Compensation Committee.

Stock Options

Stock options granted under the Company’s plans are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The fair value of each option grant is estimated on the date of the grant using the Binomial lattice option pricing model (for options granted before March 2021) or the Black Scholes valuation model (for options granted after February 2021). The adoption of the Black Scholes model in 2021 was driven by a historical review of option exercise history, which more closely aligned with the methodology of the Black Scholes model. The majority of the options issued to employees vest ratably over four years, with vesting beginning one year from the date of grant, and generally expire 10 years from the date of grant.

Weighted average option fair values and assumptions for the periods specified are as follows:

	Years Ended December 31,
	2021	2020	2019
Weighted average fair value of grants	$38.88	$34.22	$35.15
Dividend yield	1.01%	1.15%	1.18%
Volatility	23.78%	22.04%	24.77%
Risk-free interest rate	0.12% - 1.54%	1.39% - 1.66%	2.53% - 3.04%
Expected life (in years)	5.70	5.80	5.87

The assumptions are as follows:

•The Company estimated volatility using its historical share price performance over the contractual term of the option (for the Binomial lattice option pricing model) or over the expected life of the option (for the Black Scholes valuation model).
•The Company uses historical data to estimate the expected life of the option. The expected life assumption for options granted before March 2021 is an output of the Binomial lattice option pricing model, which incorporates vesting provisions, rate of voluntary exercise and rate of post-vesting termination over the contractual life of the option to define expected employee behavior. The expected life assumption for options granted after March 2021 is based on IDEX’s own exercise and cancellation history, adjusted for current vesting schedules.
•The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option (for the Binomial lattice option pricing model) or commensurate with the expected life of the option (for the Black Scholes valuation model). For options granted before March 2021, the Company presents the range of risk-free one-year forward rates, derived from the U.S. treasury yield curve, utilized in the Binomial lattice option pricing model. For options granted after March 2021, the Company presents the spot rate used in the Black Scholes valuation model.
•The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

A summary of the Company’s stock option activity as of December 31, 2021, and changes during the year ended December 31, 2021 is presented as follows:

	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in millions except weighted average price)
Stock Options
Outstanding at January 1, 2021	963,726	$125.70	6.94	$70.8
Granted	279,785	198.29
Exercised	(186,897)	105.22
Forfeited/Expired	(48,028)	168.36
Outstanding at December 31, 2021	1,008,586	$147.60	6.97	$89.5
Vested and expected to vest at December 31, 2021	967,228	$145.97	6.90	$87.4
Exercisable at December 31, 2021	444,057	$108.60	5.22	$56.7

The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the grant price. The total intrinsic value of options exercised in 2021, 2020 and 2019 was $21.4 million, $41.3 million and $49.5 million, respectively. In 2021, 2020 and 2019, cash received from options exercised was $19.7 million, $44.6 million and $38.8 million, respectively, while the actual tax benefit realized for the tax deductions from stock options exercised totaled $4.5 million, $8.7 million and $10.4 million, respectively.

Total compensation cost for stock options is recorded in the Consolidated Statements of Income as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Cost of goods sold	$0.5	$0.5	$0.5
Selling, general and administrative expenses	8.0	7.6	8.7
Total expense before income taxes	8.5	8.1	9.2
Income tax benefit	(0.8)	(0.9)	(1.2)
Total expense after income taxes	$7.7	$7.2	$8.0

As of December 31, 2021, there was $9.7 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of December 31, 2021, and changes during the year ending December 31, 2021 is as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	111,300	$147.13
Granted	39,530	206.53
Vested	(34,680)	140.73
Forfeited	(8,675)	170.22
Unvested at December 31, 2021	107,475	$169.58

Total compensation cost for restricted stock is recorded in the Consolidated Statements of Income as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Cost of goods sold	$0.4	$0.3	$0.3
Selling, general and administrative expenses	5.1	3.9	4.5
Total expense before income taxes	5.5	4.2	4.8
Income tax benefit	(1.1)	(0.9)	(0.9)
Total expense after income taxes	$4.4	$3.3	$3.9

As of December 31, 2021, there was $6.8 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.0 year.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. Dividend equivalents are paid on certain cash-settled restricted stock awards. A summary of the Company’s unvested cash-settled restricted stock activity as of December 31, 2021, and changes during the year ending December 31, 2021 is as follows:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2021	63,940	$199.20
Granted	22,385	198.85
Vested	(22,921)	199.78
Forfeited	(5,455)	236.32
Unvested at December 31, 2021	57,949	$236.32

Total compensation cost for cash-settled restricted stock is recorded in the Consolidated Statements of Income as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Cost of goods sold	$0.7	$0.9	$1.2
Selling, general and administrative expenses	4.3	3.7	4.1
Total expense before income taxes(1)	5.0	4.6	5.3
Income tax benefit	(0.4)	(0.4)	(0.5)
Total expense after income taxes	$4.6	$4.2	$4.8

(1) The 2020 and 2019 amounts were previously included in Share-based compensation expense on the Consolidated Statements of Cash Flows. These amounts have been reclassified to Accrued expenses and Other-net such that the amounts presented in Share-based compensation expense on the Consolidated Statements of Cash Flows relate solely to non-cash awards for all years presented. There was no change to the reported amount of net cash flows provided by operating activities for either 2020 or 2019 as a result of the reclassification.

At December 31, 2021 and 2020, the Company has accrued $5.9 million and $5.4 million, respectively, for cash-settled restricted stock in Accrued expenses in the Consolidated Balance Sheets and has accrued $2.8 million and $2.9 million, respectively, for cash-settled restricted stock in Other non-current liabilities in the Consolidated Balance Sheets.

Performance Share Units

Beginning in 2013, the Company granted performance share units to selected key employees that may be earned based on IDEX total shareholder return over the three-year period following the date of grant. Performance share units are expected to be made annually and are paid out at the end of a three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of IDEX common stock in relation to the total shareholder return of companies in the Russell Midcap Index (for awards granted from 2016 through 2019) or the S&P 500 Index (for awards granted in 2020 and 2021) for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 250 percent of the initial grant. A target payout of 100 percent is earned if total shareholder return is equal to the 50th percentile of the peer group. Performance share units earn dividend equivalents for the award period, which will be paid to participants with the award payout at the end of the period based on the actual number of performance share units that are earned. Payments made at the end of the award period will be in the form of stock for performance share units and will be in cash for dividend equivalents. The Company’s performance share units are market condition awards, have been assessed at fair value on the date of grant using a Monte Carlo simulation model and are expensed ratably over the three-year term of the awards. The Company granted 29,020, 42,690 and 56,860 performance share units in 2021, 2020 and 2019, respectively.

Weighted average performance share unit fair values and assumptions for the period specified are as follows:

	Years Ended December 31,
	2021	2020	2019
Weighted average fair value of grants	$247.49	$224.14	$207.26
Dividend yield	—%	—%	—%
Volatility	28.60%	19.50%	19.11%
Risk-free interest rate	0.33%	1.30%	2.49%
Expected life (in years)	2.93	2.94	2.83

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

A summary of the Company’s performance share unit activity as of December 31, 2021, and changes during the year ending December 31, 2021, is as follows:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	58,695	$218.16
Granted	29,020	247.49
Vested	(29,840)	212.46
Forfeited	(5,850)	212.44
Unvested at December 31, 2021	52,025	$236.75

Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2021, the Company achieved a 143% payout factor and issued 42,688 common shares in February 2022 for awards that vested in 2021.

Total compensation cost for performance share units is as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Cost of goods sold	$—	$—	$—
Selling, general and administrative expenses	6.4	2.6	8.4
Total expense before income taxes	6.4	2.6	8.4
Income tax benefit	(0.3)	(0.2)	(0.6)
Total expense after income taxes	$6.1	$2.4	$7.8

As of December 31, 2021, there was $4.7 million of total unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 0.8 years.

17. Other Comprehensive (Loss) Income

The components of Other comprehensive (loss) income are as follows:

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
	(In millions)
Cumulative translation adjustment	$(75.6)	$—	$(75.6)	$107.8	$—	$107.8
Pension and other postretirement adjustments
Net gain (loss) arising during the year	12.0	(2.9)	9.1	(1.5)	0.1	(1.4)
Amortization and settlement loss, net of curtailment gain	10.3	(2.4)	7.9	2.9	(0.1)	2.8
Pension and other postretirement adjustments	22.3	(5.3)	17.0	1.4	—	1.4
Reclassification adjustments for derivatives	3.3	(0.8)	2.5	6.0	(1.4)	4.6
Total other comprehensive (loss) income	$(50.0)	$(6.1)	$(56.1)	$115.2	$(1.4)	$113.8

	For the Year Ended December 31, 2019
	Pre-tax	Tax	Net of tax
	(In millions)
Cumulative translation adjustment	$0.1	$—	$0.1
Pension and other postretirement adjustments
Net (loss) gain arising during the year	(7.4)	2.4	(5.0)
Amortization/recognition of settlement loss	2.8	(0.9)	1.9
Pension and other postretirement adjustments	(4.6)	1.5	(3.1)
Reclassification adjustments for derivatives	6.3	(1.4)	4.9
Total other comprehensive income (loss)	$1.8	$0.1	$1.9

The amounts reclassified from accumulated other comprehensive (loss) income to net income are summarized as follows:

	For the Year Ended December 31,
	2021	2020	2019	Income Statement Caption
	(In millions)
Pension and other postretirement plans:
Amortization of service cost	$1.8	$2.9	$2.9	Other expense - net
Settlement loss recognized	10.5	—	(0.1)	Other expense - net
Curtailment gain recognized	(2.0)	—	—	Other expense - net
Total before tax	10.3	2.9	2.8
Provision for income taxes	(2.4)	(0.1)	(0.9)
Total net of tax	$7.9	$2.8	$1.9
Derivatives:
Reclassification adjustments	$3.3	$6.0	$6.3	Interest expense, Other expense - net
Total before tax	3.3	6.0	6.3
Provision for income taxes	(0.8)	(1.4)	(1.4)
Total net of tax	$2.5	$4.6	$4.9

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

Effective September 30, 2019, the IDEX Corporation Retirement Plan (“Plan”), a U.S. defined benefit plan, was amended to freeze the accrual of retirement benefits for all participants. This action impacted fewer than 60 participants, as the Plan had been closed to new entrants as of December 31, 2004 and frozen as of December 31, 2005 for all but certain older, longer service participants. Subsequent to the freeze, termination of the Plan was approved in November 2019. In addition, the Company recorded a settlement charge of $0.7 million in Other expense - net in the Consolidated Statements of Income for the year ended December 31, 2019.

Participants were notified in February 2020 and the Plan was terminated in May 2020. As a result of the termination, the settlement threshold was reached in early 2020 and the Company recorded a settlement charge of $0.9 million in Other expense - net in the Consolidated Statements of Income for the year ended December 31, 2020. The settlement also triggered the remeasurement of net periodic benefit cost resulting in a reduction of $1.0 million to Other expense - net in the Consolidated Statements of Income for the year ended December 31, 2020 as a result of significant decreases in discount rates and strong asset performance in 2020.

During the year ended December 31, 2021, the Company settled its remaining obligations under the U.S. pension plan through a combination of lump-sum payments to eligible participants who elected them, and through the purchase of annuities from Legal and General, an A rated third-party insurer. The Company recognized a net loss of $9.7 million, which was recorded within Other expense - net. The net loss consisted of $10.7 million related to previously deferred pension related costs, partially offset by $1.0 million related to an increase in plan assets remaining after the settlement. As of December 31, 2021, the Plan had surplus plan assets of approximately $10.2 million, representing cash equivalents held in a trust. These plan assets are included in Other current assets on the Company’s Consolidated Balance Sheets and will be used to fund the Company’s other retirement benefit plans over the next twelve months.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over the two-year period ended December 31, 2021 and a statement of the funded status at December 31 for both years.

	Pension Benefits				Other Benefits
	2021		2020		2021	2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In millions)
CHANGE IN BENEFIT OBLIGATION
Obligation at January 1	$94.0	$115.7	$95.9	$102.0	$24.2	$23.3
Service cost	0.1	2.0	0.1	2.2	0.7	0.6
Interest cost	0.3	0.7	1.3	1.1	0.4	0.6
Plan amendments	—	(0.5)	0.2	—	—	(2.9)
Benefits paid	(3.3)	(3.0)	(4.0)	(2.6)	(0.7)	(0.7)
Actuarial loss (gain)	(1.9)	(5.3)	6.5	7.3	(0.8)	3.2
Currency translation	—	(6.0)	—	8.9	—	0.1
Settlements	(78.6)	—	(6.0)	(3.8)	—	—
Curtailments	—	—	—	—	(0.2)	—
Other	—	0.7	—	0.6	—	—
Obligation at December 31	$10.6	$104.3	$94.0	$115.7	$23.6	$24.2
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	$100.0	$42.2	$93.4	$39.3	$—	$—
Actual return on plan assets	(0.5)	4.2	16.2	3.6	—	—
Employer contributions	0.4	2.9	0.4	2.4	0.7	0.7
Benefits paid	(3.3)	(3.0)	(4.0)	(2.6)	(0.7)	(0.7)
Currency translation	—	(0.9)	—	2.7	—	—
Settlements	(78.6)	—	(6.0)	(3.8)	—	—
Acquisition/Divestiture	—	—	—	—	—	—
Other	(1.0)	0.7	—	0.6	—	—
Fair value of plan assets at December 31	$17.0	$46.1	$100.0	$42.2	$—	$—
Funded status at December 31	$6.4	$(58.2)	$6.0	$(73.5)	$(23.6)	$(24.2)
COMPONENTS ON THE CONSOLIDATED BALANCE SHEETS
Other current assets	$10.2	$—	$—	$—	$—	$—
Other noncurrent assets	—	0.1	10.7	—	—	—
Current liabilities	(0.8)	(1.5)	(0.5)	(1.5)	(1.2)	(1.0)
Other noncurrent liabilities	(3.0)	(56.8)	(4.2)	(72.0)	(22.4)	(23.2)
Net asset (liability) at December 31	$6.4	$(58.2)	$6.0	$(73.5)	$(23.6)	$(24.2)

The pension benefits actuarial gain in 2021 was primarily driven by the increase in the discount rates from 2020 to 2021. The U.S. actuarial gain was partially offset by an updated projection scale assumption. The non-U.S. actuarial gain was primarily driven by the increase in the discount rates, asset gains and the updated mortality assumptions in Switzerland.

The other benefits actuarial gain in 2021 was primarily driven by the increase in the discount rates from 2020 to 2021 and gains from updated participant data, partially offset by updated claims and contributions experience.

The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $110.7 million and $204.4 million at December 31, 2021 and 2020, respectively.

The weighted average assumptions used in the measurement of the Company’s benefit obligation at December 31, 2021 and 2020 were as follows:

	U.S. Plans		Non-U.S. Plans		Other Benefits
	2021	2020	2021	2020	2021	2020
Discount rate	2.52%	2.14%	1.25%	0.95%	2.70%	2.20%
Rate of compensation increase	—%	—%	2.31%	2.32%	—%	—%
Cash balance interest credit rate	—%	4.00%	1.00%	1.00%	—%	—%

The pretax amounts recognized in Accumulated other comprehensive loss on the Consolidated Balance Sheets as of December 31, 2021 and 2020 were as follows:

	Pension Benefits				Other Benefits
	2021		2020		2021	2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In millions)
Prior service cost (credit)	$0.1	$(0.5)	$0.2	$(0.1)	$(0.5)	$(2.9)
Net loss (gain)	2.1	12.6	13.4	24.5	(3.0)	(2.3)
Total	$2.2	$12.1	$13.6	$24.4	$(3.5)	$(5.2)

The components of the net periodic (benefit) cost for the plans in 2021, 2020 and 2019 are as follows:

	Pension Benefits
	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In millions)
Service cost	$0.1	$2.0	$0.1	$2.2	$0.6	$1.8
Interest cost	0.3	0.7	1.3	1.1	2.8	1.5
Expected return on plan assets	(0.9)	(1.0)	(3.8)	(1.2)	(3.3)	(1.0)
Settlement loss recognized	10.5	—	0.9	(0.4)	0.7	—
Special termination benefit recognized	—	—	—	—	0.3	—
Net amortization	0.4	2.1	1.2	1.7	1.6	1.1
Net periodic cost (benefit)	$10.4	$3.8	$(0.3)	$3.4	$2.7	$3.4

	Other Benefits
	2021	2020	2019
	(In millions)
Service cost	$0.7	$0.6	$0.6
Interest cost	0.4	0.6	0.8
Curtailment gain recognized	(2.0)	—	—
Net amortization	(0.6)	(0.5)	(0.6)
Net periodic (benefit) cost	$(1.5)	$0.7	$0.8

The Company recognizes the service cost component in both Selling, general and administrative expenses and Cost of sales in the Consolidated Statements of Income depending on the functional area of the underlying employees included in the plans.

The assumptions used in determining the net periodic cost (benefit) were as follows:

	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
Discount rate	2.14%	Various*	4.11%/2.99%**	0.95%	1.33%	2.07%
Expected return on plan assets	2.40%	4.00%	4.00%	2.41%	3.00%	3.12%
Rate of compensation increase	—%	—%	4.00%	2.32%	2.29%	2.13%

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

	Other Benefits
	2021	2020	2019
Discount rate	2.20%	3.09%	4.11%
Expected return on plan assets	—%	—%	—%
Rate of compensation increase	—%	4.00%	4.00%

The pretax change recognized in Accumulated other comprehensive loss on the Consolidated Balance Sheet in 2021 is as follows:

	Pension Benefits		Other Benefits
	U.S.	Non-U.S.
	(In millions)
Net gain (loss) in current year	$0.5	$8.5	$1.0
Prior service cost	—	0.5	—
Amortization of prior service cost (credit)	0.1	—	(2.4)
Amortization of net loss (gain)	10.8	2.1	(0.3)
Exchange rate effect on amounts in other comprehensive income	—	1.5	—
Total	$11.4	$12.6	$(1.7)

The discount rates for the Company’s plans are derived by matching the plan’s cash flows to a yield curve that provides the equivalent yields on zero-coupon bonds for each maturity. The discount rate selected is the rate that produces the same present value of cash flows.

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

Costs of defined contribution plans were $12.8 million, $12.5 million and $12.4 million for 2021, 2020 and 2019, respectively.

The Company, through its subsidiaries, participates in certain multi-employer pension plans covering approximately 212 participants under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company as contributions to these plans totaled $1.0 million, $1.1 million, and $1.1 million for 2021, 2020 and 2019, respectively.

For measurement purposes, a 5.45% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2021. The rate was assumed to decrease gradually each year to a rate of 4.45% for 2040, and remain at that level thereafter.

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2021 and 2020, by asset category, were as follows:

	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Equity securities	4%	7%	18%	17%
Fixed income securities	33%	65%	22%	24%
Cash/Commingled Funds/Other (1)	63%	28%	60%	59%
Total	100%	100%	100%	100%

The basis used to measure the defined benefit plans’ assets at fair value at December 31, 2021 and 2020 is summarized as follows:

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2021	(In millions)
Equity
U.S. Large Cap	$0.3	$0.3	$—	$—
U.S. Small / Mid Cap	4.6	—	4.6	—
International	4.2	1.0	3.2	—
Fixed Income
U.S. Intermediate	1.9	—	1.9	—
U.S. Long Term	5.4	—	5.4	—
U.S. High Yield	0.7	—	0.7	—
International	7.5	0.3	7.2	—
Other Commingled Funds(1)	23.7	—	—	23.7
Cash and Equivalents	12.1	11.0	1.1	—
Other	2.7	—	2.7	—
	$63.1	$12.6	$26.8	$23.7

(1)Other commingled funds represent pooled institutional investments in non-U.S. plans.

	Basis of Fair Value Measurement
	Outstanding Balances	Level 1	Level 2	Level 3
As of December 31, 2020	(In millions)
Equity
U.S. Large Cap	$3.7	$3.7	$—	$—
U.S. Small / Mid Cap	0.4	—	0.4	—
International	10.4	4.4	6.0	—
Fixed Income
U.S. Intermediate	14.3	—	14.3	—
U.S. Long Term	51.9	—	51.9	—
U.S. High Yield	0.3	—	0.3	—
International	8.4	0.3	8.1	—
Other Commingled Funds(1)	20.7	—	—	20.7
Cash and Equivalents	28.5	27.8	0.7	—
Other	3.5	—	3.5	—
	$142.1	$36.2	$85.2	$20.7

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

The investment objective of the UK plan, consistent with prudent standards for preservation of capital and maintenance of liquidity, is to earn a target return of UK Gilts plus approximately 3.1% per year. The general asset allocation guidelines for plan assets are that “equities” will constitute from 60% to 65% of the market value of total fund assets with a target of 62%, and “fixed income” obligations, including cash, will constitute from 35% to 40% with a target of 38%. The UK plan also has a framework in place such that if the funding position (which is monitored daily) improves to a certain level, the asset allocation will switch out of equities into fixed income assets in order to lower the level of risk of the investments.

The term “equities” includes common stock, while the term “fixed income” includes obligations with contractual payments and a specific maturity date. The Company, through the use of a professional independent advisor, will monitor the asset allocation daily and maintain an asset allocation that closely replicates the designated targets. Diversification of assets is employed to ensure that adverse performance of one security or security class does not have an undue detrimental impact on the portfolio as a whole. Diversification is interpreted to include diversification by type, characteristic and number of investments as well as by investment style of designated investment fund managers. No restrictions are placed on the selection of individual investments by the investment fund managers. The total fund performance and the performance of the investment fund managers is reviewed on a regular basis using an appointed professional independent advisor. As of December 31, 2021, there were no shares of the Company’s stock held in plan assets.

Cash Flows

The Company expects to contribute approximately $4.0 million to its defined benefit plans and $1.2 million to its other postretirement benefit plans in 2022. The Company also expects to contribute approximately $15.1 million to its defined contribution plan and $10.2 million to its 401(k) savings plan in 2022 using both the $10.2 million of surplus plan assets described above and cash on hand.

Estimated Future Benefit Payments

The future estimated benefit payments for the next five years and the five years thereafter are as follows: 2022 — $6.4 million; 2023 — $6.0 million; 2024 — $6.0 million; 2025 — $6.3 million; 2026 — $6.3 million; 2027 to 2031 — $31.8 million.

19.    Subsequent Events

As previously announced, on November 23, 2021, the Company entered into a definitive agreement to acquire Nexsight, LLC and its businesses Envirosight, WinCan, MyTana and Pipeline Renewal Technologies (“Nexsight”) for cash consideration of $120.0 million, subject to customary post-closing adjustments. Nexsight is based in Randolph, New Jersey. Nexsight will complement and create synergies with the Company’s existing iPEK and ADS business units that design and create sewer crawlers, inspection and monitoring systems and software applications that allow teams to identify, anticipate and correct wastewater system issues remotely. Nexsight will be part of the Company’s Water reporting unit within the FMT segment.

The Company expects to close the transaction by the end of the first quarter of 2022, subject to regulatory approval and customary closing conditions.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Item 9B.    Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Information under the headings “Election of Directors”; “Board Committees”; and “Corporate Governance” in the 2022 Proxy Statement is incorporated into this Item 10 by reference. Information regarding executive officers of the Company is located in Part I, Item 1, of this report under the caption “Information about Our Executive Officers.”

The Company has adopted a Code of Business Conduct and Ethics applicable to the Company’s directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees. The Code of Business Conduct and Ethics, along with the Audit Committee Charter, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines are available on the Company’s website at www.idexcorp.com under “Investors.” In the event the Company amends or waives any of the provisions of the Code of Business Conduct and Ethics applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer, the Company intends to disclose the same on its website.

Item 11.        Executive Compensation.

Information under the heading “Executive Compensation” in the 2022 Proxy Statement is incorporated into this Item 11 by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading “Security Ownership” in the 2022 Proxy Statement is incorporated into this Item 12 by reference.

Equity Compensation Plan Information

Information with respect to the Company’s equity compensation plans as of December 31, 2021 is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by the Company’s stockholders	1,195,069	$147.60	2,440,843
Equity compensations plans not approved by the Company’s stockholders	—	—	—

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Information under the headings, “Corporate Governance” and “Board Committees” in the 2022 Proxy Statement is incorporated into this Item 13 by reference.

Item 14.        Principal Accountant Fees and Services.

Information under the heading “Principal Accountant Fees and Services” in the 2022 Proxy Statement is incorporated into this Item 14 by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

(A)1. Financial Statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8. “Financial Statements and Supplementary Data.”

    2. Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

    3. Exhibits

The exhibits filed with this report are listed on the “Exhibit Index,” which precedes the signature page of this report.

Item 16.        Form 10-K Summary.

    None.

Exhibit Index

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of IDEX Corporation as amended to date (incorporated by reference to Exhibit 3.1 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

3.2
Amended and Restated Bylaws of IDEX Corporation, effective as of February 24, 2021 (incorporated by reference to Exhibit No. 3.1 to the Current Report of IDEX Corporation on Form 8-K filed February 26, 2021)

4.1
Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of December 6, 2010 (Debt Securities) (incorporated by reference to Exhibit No. 4.1 to the Current Report of IDEX Corporation on Form 8-K filed December 7, 2010)

4.2
Third Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of April 29, 2020, (as to 3.00% Senior Notes due 2030) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX Corporation on Form 8-K filed April 29, 2020)

4.3
Fourth Supplemental Indenture between IDEX Corporation and Wells Fargo Bank, National Association, as Trustee, dated as of May 28, 2021, (as to 2.625% Senior Notes due 2031) (incorporated by reference to Exhibit No. 4.2 to the Current Report of IDEX Corporation on Form 8-K filed May 28, 2021)

4.4
Note Purchase Agreement, dated June 13, 2016, between IDEX Corporation and the Purchasers listed in Schedule A thereto (incorporated by reference in Exhibit No. 4.1 to the Current Report of IDEX Corporation on Form 8-K filed June 15, 2016)

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

10.6**
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

10.8**
Form of IDEX Corporation Restricted Stock Award Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.16 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2014)

10.9**
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

10.11**
Form of IDEX Corporation Restricted Stock Unit Award Agreement - Cash Settled effective February 2015 (incorporated by reference to Exhibit No. 10.19 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2014)

10.12**
Form of IDEX Corporation Performance Share Unit Award Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.20 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2014)

10.13**
Form of IDEX Corporation Restricted Stock Unit Agreement for Directors effective February 2015 (incorporated by reference to Exhibit No. 10.21 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2014)

10.14**
Form of IDEX Corporation Stock Option Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.22 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2014)

10.15**
Form of IDEX Corporation Restricted Stock Award Agreement effective February 2015 (incorporated by reference to Exhibit No. 10.23 to the Annual Report of IDEX Corporation on Form 10-K for the year ended December 31, 2014)

10.16**
Letter Agreement between IDEX Corporation and Eric D. Ashleman, dated January 21, 2021 (incorporated by reference to Exhibit 10.18 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2020)

10.17**
Letter Agreement between IDEX Corporation and Denise Cade, dated September 24, 2015 (incorporated by reference to Exhibit No. 10.24 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2015)

10.18
Stock Purchase Agreement, dated February 4, 2016, by and among IDEX Corporation, Premier Farnell PLC, Celdis Limited, Premier Farnell Corp. and Akron Brass Holding Corp. (incorporated by reference to Exhibit No. 10.25 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2015)

10.19**
Letter Agreement between IDEX Corporation and William K. Grogan, dated December 30, 2016 (incorporated by reference to Exhibit 10.22 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2016)

10.20**
Amendment to Letter Agreement dated September 24, 2015, between IDEX Corporation and Denise R. Cade, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended March 31, 2017)

10.21**
Amendment to Letter Agreement dated February 12, 2014, between IDEX Corporation and Eric D. Ashleman, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended March 31, 2017)

10.22**
Amendment to Letter Agreement dated December 30, 2016, between IDEX Corporation and William K. Grogan, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended March 31, 2017)

10.23**
Form of IDEX Corporation Performance Share Unit Award Agreement - Stock Settled, effective February 2018 (incorporated by reference to Exhibit 10.26 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.24**
Form of IDEX Corporation Restricted Stock Award Agreement, effective February 2018 (incorporated by reference to Exhibit 10.27 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.25**
Form of IDEX Corporation Restricted Stock Unit Agreement for Directors, effective February 2018 (incorporated by reference to Exhibit 10.28 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.26**
Form of IDEX Corporation Performance Share Unit Award Agreement - Cash Settled, effective February 2018 (incorporated by reference to Exhibit 10.29 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.27**
Form of IDEX Corporation Stock Option Agreement, effective February 2018 (incorporated by reference to Exhibit 10.30 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

Exhibit Number	Description

10.28**
Form of IDEX Corporation Stock Option Agreement - Cash Settled, effective February 2018 (incorporated by reference to Exhibit 10.31 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.29**
Form of IDEX Corporation Restricted Stock Unit Award Agreement - Cash Settled, effective February 2018 (incorporated by reference to Exhibit 10.32 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.30**
Form of IDEX Corporation Restricted Stock Unit Award Agreement, effective December 2015 (incorporated by reference to Exhibit 10.33 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.31**
Form of IDEX Corporation Confidential Information, Work Product and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.34 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2017)

10.32
Credit Agreement, dated as of May 31, 2019, by and among IDEX Corporation and certain of its subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit; JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and issuers of letters of credit; HSBC Bank USA, National Association, Mizuho Bank, Ltd., PNC Bank, National Association, and U.S. Bank, National Association, as co-documentation agents, and the other lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of IDEX Corporation filed with the SEC on June 4, 2019)

10.33*
Amendment No. 1, dated as of December 21, 2021, to the Credit Agreement, dated as of May 31, 2019, by and among IDEX Corporation and certain of its subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and an issuer of letters of credit; JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and issuers of letters of credit; HSBC Bank USA, National Association, Mizuho Bank, Ltd., PNC Bank, National Association, and U.S. Bank, National Association, as co-documentation agents, and the other lenders and financial institutions party thereto

10.34**
IDEX Amended and Restated Non-Employee Director Compensation Policy, effective January 1, 2020 (incorporated by reference to Exhibit 10.35 to the Annual Report of IDEX Corporation on Form 10-K for the fiscal year ended December 31, 2019)

10.35**
Severance and General Release Agreement between IDEX Corporation and Daniel J. Salliotte, dated as of June 30, 2021 (incorporated by reference to Exhibit No. 10.1 to the Quarterly Report on Form 10-Q of IDEX Corporation for the quarter ended June 30, 2021)

*21	Subsidiaries of IDEX

*23	Consent of Deloitte & Touche LLP

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

***32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

***32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*,****101	The following materials from IDEX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2021 and 2020, (ii) the Consolidated Statements of Income for the three years ended December 31, 2021, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2021, (iv) the Consolidated Statements of Equity for the three years ended December 31, 2021, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2021, and (vi) Notes to the Consolidated Financial Statements.

*,****104	Cover Page Interactive Data File (Formatted Inline XBRL and contained in Exhibit 101)

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

Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC D. ASHLEMAN	Chief Executive Officer, President and Director (Principal Executive Officer)
Eric D. Ashleman		February 24, 2022

/s/ WILLIAM K. GROGAN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
William K. Grogan		February 24, 2022

/s/ ALLISON S. LAUSAS	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Allison S. Lausas		February 24, 2022

/s/ MARK A. BECK	Director
Mark A. Beck		February 24, 2022

/s/ MARK A. BUTHMAN	Director
Mark A. Buthman		February 24, 2022

/s/ CARL R. CHRISTENSON	Director
Carl R. Christenson		February 24, 2022

/s/ WILLIAM M. COOK	Non-Executive Chairman of the Board and Director
William M. Cook		February 24, 2022

/s/ LAKECIA N. GUNTER	Director
Lakecia N. Gunter		February 24, 2022

/s/ KATRINA L. HELMKAMP	Director
Katrina L. Helmkamp		February 24, 2022

/s/ ERNEST J. MROZEK	Director
Ernest J. Mrozek		February 24, 2022

/s/ DAVID C. PARRY	Director
David C. Parry		February 24, 2022

/s/ LIVINGSTON L. SATTERTHWAITE	Director
Livingston L. Satterthwaite		February 24, 2022