Form 10-Q
period 2022-03-31
IDEX CORP /DE/
filed 2022-04-27
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission file number 1-10235
IDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code: (847) 498-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of April 22, 2022: 76,005,607.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$733.2	$855.4
Receivables, less allowance for doubtful accounts of $7.5 at March 31, 2022 and $7.2 at December 31, 2021	411.2	356.4
Inventories	428.5	370.4
Other current assets	108.4	95.8
Total current assets	1,681.3	1,678.0
Property, plant and equipment - net	325.8	327.3
Goodwill	2,213.5	2,167.7
Intangible assets - net	629.2	597.3
Other noncurrent assets	149.9	146.9
Total assets	$4,999.7	$4,917.2
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$210.2	$178.8
Accrued expenses	258.1	259.8
Dividends payable	—	41.4
Total current liabilities	468.3	480.0
Long-term borrowings	1,190.6	1,190.3
Deferred income taxes	196.6	196.4
Other noncurrent liabilities	245.3	247.4
Total liabilities	2,100.8	2,114.1
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,070,399 shares at March 31, 2022 and 90,067,996 shares at December 31, 2021	0.9	0.9
Additional paid-in capital	802.2	795.6
Retained earnings	3,266.5	3,126.5
Treasury stock at cost: 13,972,023 shares at March 31, 2022 and 13,872,555 shares at December 31, 2021	(1,082.1)	(1,050.3)
Accumulated other comprehensive loss	(88.5)	(69.6)
Total shareholders’ equity	2,899.0	2,803.1
Noncontrolling interest	(0.1)	—
Total equity	2,898.9	2,803.1
Total liabilities and equity	$4,999.7	$4,917.2
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$751.1	$652.0
Cost of sales	408.6	359.4
Gross profit	342.5	292.6
Selling, general and administrative expenses	154.3	134.9
Restructuring expenses and asset impairments	0.6	2.2
Operating income	187.6	155.5
Other income - net	(2.3)	(0.8)
Interest expense	9.5	10.7
Income before income taxes	180.4	145.6
Provision for income taxes	40.5	32.9
Net income	139.9	112.7
Net loss attributable to noncontrolling interest	0.1	—
Net income attributable to IDEX	$140.0	$112.7

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.84	$1.48
Diluted earnings per common share attributable to IDEX	$1.83	$1.48

Share data:
Basic weighted average common shares outstanding	76.1	75.9
Diluted weighted average common shares outstanding	76.4	76.3
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$139.9	$112.7
Other comprehensive loss:
Reclassification adjustments for derivatives, net of tax	—	0.7
Pension and other postretirement adjustments, net of tax	0.6	0.8
Cumulative translation adjustment	(19.5)	(48.5)
Other comprehensive loss	(18.9)	(47.0)
Comprehensive income	121.0	65.7
Comprehensive loss attributable to noncontrolling interest	—	—
Comprehensive income attributable to IDEX	$121.0	$65.7
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

			Accumulated Other Comprehensive Loss
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	$796.5	$3,126.5	$(62.2)	$(7.4)	$(1,050.3)	$2,803.1	$—	$2,803.1
Net income (loss)	—	140.0	—	—	—	140.0	(0.1)	139.9
Cumulative translation adjustment	—	—	(19.5)	—	—	(19.5)	—	(19.5)
Net change in retirement obligations (net of tax of $0.2)	—	—	—	0.6	—	0.6	—	0.6
Issuance of 73,755 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $1.7)	—	—	—	—	1.4	1.4	—	1.4
Repurchase of 147,500 shares of common stock	—	—	—	—	(28.3)	(28.3)		(28.3)
Shares surrendered for tax withholding	—	—	—	—	(4.9)	(4.9)	—	(4.9)
Share-based compensation	6.6	—	—	—	—	6.6	—	6.6
Balance, March 31, 2022	$803.1	$3,266.5	$(81.7)	$(6.8)	$(1,082.1)	$2,899.0	$(0.1)	$2,898.9

			Accumulated Other Comprehensive Loss
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	$776.1	$2,841.5	$13.4	$(24.4)	$(2.5)	$(1,063.9)	$2,540.2	$0.1	$2,540.3
Net income	—	112.7	—	—	—	—	112.7	—	112.7
Cumulative translation adjustment	—	—	(48.5)	—	—	—	(48.5)	—	(48.5)
Net change in retirement obligations (net of tax of $0.3)	—	—	—	0.8	—	—	0.8	—	0.8
Net change on derivatives designated as cash flow hedges (net of tax of $0.2)	—	—	—	—	0.7	—	0.7	—	0.7
Issuance of 106,122 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $1.9)	—	—	—	—	—	3.2	3.2	—	3.2
Shares surrendered for tax withholding	—	—	—	—	—	(5.4)	(5.4)	—	(5.4)
Share-based compensation	6.2	—	—	—	—	—	6.2	—	6.2
Balance, March 31, 2021	$782.3	$2,954.2	$(35.1)	$(23.6)	$(1.8)	$(1,066.1)	$2,609.9	$0.1	$2,610.0

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$139.9	$112.7
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(2.7)	—
Asset impairments	—	0.1
Depreciation and amortization	12.2	10.6
Amortization of intangible assets	15.3	11.0
Amortization of debt issuance expenses	0.4	0.4
Share-based compensation expense	6.6	6.2
Deferred income taxes	1.0	0.5
Non-cash interest expense associated with forward starting swaps	—	0.9
Changes in (net of the effect from acquisitions/divestitures and foreign exchange):
Receivables	(49.0)	(46.3)
Inventories	(50.2)	(7.5)
Other current assets	(12.7)	3.3
Trade accounts payable	28.1	20.0
Deferred revenue	6.4	11.1
Accrued expenses	(16.3)	(11.1)
Other - net	0.7	(2.6)
Net cash flows provided by operating activities	79.7	109.3
Cash flows from investing activities
Purchases of property, plant and equipment	(16.1)	(14.6)
Acquisition of businesses, net of cash acquired	(114.7)	(106.2)
Proceeds from disposal of fixed assets	6.5	0.2
Other - net	(0.1)	1.1
Net cash flows used in investing activities	(124.4)	(119.5)
Cash flows from financing activities
Dividends paid	(41.4)	(38.1)
Proceeds from stock option exercises	1.4	3.2
Repurchases of common stock	(26.3)	—
Shares surrendered for tax withholding	(4.9)	(5.4)
Other - net	(0.1)	(0.1)
Net cash flows used in financing activities	(71.3)	(40.4)
Effect of exchange rate changes on cash and cash equivalents	(6.2)	(17.2)
Net decrease in cash	(122.2)	(67.8)
Cash and cash equivalents at beginning of year	855.4	1,025.9
Cash and cash equivalents at end of period	$733.2	$958.1

Supplemental cash flow information
Cash paid for:
Interest	$0.4	$0.5
Income taxes	15.4	18.3

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Standards

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which adds contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods therein. Early adoption is permitted. Entities should apply the ASU’s provisions prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of this standard is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Accounting Standards Codification (“ASC”) 832): Disclosures by Business Entities about Government Assistance, which requires entities to provide certain annual disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted, and entities may apply the ASU’s provisions prospectively or retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

2.    Acquisitions

All of the Company’s acquisitions of businesses have been accounted for under ASC 805, Business Combinations. Accordingly, the assets and liabilities of the acquired companies, after adjustments to reflect the fair values assigned to assets and liabilities, have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The results of operations of ABEL Pumps, L.P. and certain of its affiliates (“ABEL”) and Airtech Group, Inc., US Valve Corporation and related entities (“Airtech”) have been included in the Company’s Condensed Consolidated Financial Statements since the dates of acquisition on March 10, 2021 and June 14, 2021, respectively. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on the Company’s Condensed Consolidated Financial Statements individually or in the aggregate.

2022 Acquisition

Nexsight

On February 28, 2022, the Company acquired Nexsight, LLC and its businesses Envirosight, WinCan, MyTana and Pipeline Renewal Technologies (“Nexsight”) in a partial stock and asset acquisition. Nexsight complements and creates synergies with the Company’s existing iPEK and ADS business units that design and create sewer crawlers, inspection and monitoring systems and software applications that allow teams to identify, anticipate and correct wastewater system issues remotely. Headquartered in Randolph, New Jersey, Nexsight operates in the Company’s Water reporting unit within the Fluid & Metering Technologies (“FMT”) segment. Nexsight was acquired for cash consideration of $114.7 million. The entire

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $55.0 million and $49.8 million, respectively. The goodwill is partially deductible for tax purposes.

The Company made a preliminary allocation of the purchase price for the Nexsight acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information about these assets and liabilities, including intangible asset appraisals, inventory valuation and accrued expenses, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$18.3
Property, plant and equipment	2.0
Goodwill	55.0
Intangible assets	49.8
Other noncurrent assets	6.0
Total assets acquired	131.1
Current liabilities	(10.5)
Deferred income taxes	(1.6)
Other noncurrent liabilities	(4.3)
Net assets acquired	$114.7

Acquired intangible assets consist of trade names, customer relationships and software. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Trade names	$13.5	15
Customer relationships	31.5	10
Software	4.8	5
Acquired intangible assets	$49.8

The Company incurred $0.9 million of acquisition-related transaction costs during the three months ended March 31, 2022. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed.

2021 Acquisitions

ABEL

On March 10, 2021, the Company acquired the stock of ABEL. ABEL designs and manufactures highly engineered reciprocating positive displacement pumps for a variety of end markets, including mining, marine, power, water, wastewater and other general industries. Headquartered in Büchen, Germany, with sales and service locations in Madrid, Spain, and subsequent to the acquisition, with operations in Mansfield, Ohio, ABEL operates in the Company’s Pumps reporting unit within the FMT segment. ABEL was acquired for cash consideration of $106.3 million. The entire purchase price was funded

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $42.7 million and $46.0 million, respectively. The goodwill is not deductible for tax purposes.

The Company finalized the allocation of the purchase price for the ABEL acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy.

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$18.1
Property, plant and equipment	4.0
Goodwill	42.7
Intangible assets	46.0
Deferred income taxes	2.6
Other noncurrent assets	0.1
Total assets acquired	113.5
Current liabilities	(7.1)
Other noncurrent liabilities	(0.1)
Net assets acquired	$106.3
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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Airtech

On June 14, 2021, the Company acquired the stock of Airtech. Airtech designs and manufactures a wide range of highly-engineered pressure technology products, including vacuum pumps, regenerative blowers, compressor systems and valves for a variety of end markets, including alternative energy, food processing, medical, packaging and transportation. Headquartered in Rutherford, New Jersey, with primary manufacturing operations in Werneck, Germany and Shenzhen, China, Airtech operates in the Company’s Performance Pneumatic Technologies reporting unit within the Health & Science Technologies (“HST”) segment. Airtech was acquired for cash consideration of $471.0 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $268.6 million and $202.3 million, respectively. The goodwill is not deductible for tax purposes.

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$45.3
Property, plant and equipment	4.8
Goodwill	268.6
Intangible assets	202.3
Other noncurrent assets	10.1
Total assets acquired	531.1
Current liabilities	(11.1)
Deferred income taxes	(40.6)
Other noncurrent liabilities	$(8.4)
Net assets acquired	$471.0

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

The Company incurred $1.4 million of acquisition-related costs during the three months ended March 31, 2021. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also recorded a $0.7 million fair value inventory step-up charge associated with the completed 2021 acquisition of ABEL in Cost of sales during the three months ended March 31, 2021.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales
Fluid & Metering Technologies
External customers	$271.9	$243.0
Intersegment sales	0.1	0.3
Total segment sales	272.0	243.3
Health & Science Technologies
External customers	314.6	249.5
Intersegment sales	0.6	0.9
Total segment sales	315.2	250.4
Fire & Safety/Diversified Products
External customers	164.6	159.5
Intersegment sales	0.1	—
Total segment sales	164.7	159.5
Intersegment elimination	(0.8)	(1.2)
Total net sales	$751.1	$652.0
Operating income (loss) (1)
Fluid & Metering Technologies	$80.4	$62.9
Health & Science Technologies	83.6	66.6
Fire & Safety/Diversified Products	40.5	44.6
Corporate office and other	(16.9)	(18.6)
Total operating income	$187.6	$155.5

	March 31, 2022	December 31, 2021
Assets
Fluid & Metering Technologies	$1,635.6	$1,458.8
Health & Science Technologies	2,182.6	2,138.3
Fire & Safety/Diversified Products	905.2	892.5
Corporate office and other	276.3	427.6
Total assets	$4,999.7	$4,917.2

(1) Segment operating income (loss) excludes net unallocated corporate operating expenses.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
4.    Revenue

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

Revenue by reporting unit for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Pumps	$97.4	$82.3
Water(1)	64.4	58.7
Energy	48.3	45.3
Agriculture	32.3	26.0
Valves(1)	29.6	31.0
Intersegment elimination	(0.1)	(0.3)
Fluid & Metering Technologies	271.9	243.0
Scientific Fluidics & Optics	141.2	114.4
Sealing Solutions	70.2	65.6
Performance Pneumatic Technologies(2)	62.0	32.9
Material Processing Technologies	33.7	29.9
Micropump	8.1	7.6
Intersegment elimination	(0.6)	(0.9)
Health & Science Technologies	314.6	249.5
Fire & Safety	95.7	96.8
Dispensing	41.6	36.9
BAND-IT	27.4	25.8
Intersegment elimination	(0.1)	—
Fire & Safety/Diversified Products	164.6	159.5
Total net sales	$751.1	$652.0

(1) During the third quarter of 2021, the Company merged a business in the Water reporting unit with a business in the Valves reporting unit. Revenue for each reporting unit has been restated to reflect this change for the three months ended March 31, 2021.

(2) This reporting unit was previously named Gast and was renamed Performance Pneumatic Technologies upon the acquisition of Airtech on June 14, 2021. Prior to the acquisition date, amounts reflect only the Gast business.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Revenue by geographical region for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31, 2022
	FMT	HST	FSDP	IDEX
U.S.	$150.0	$152.0	$76.5	$378.5
North America, excluding U.S.	17.3	7.5	10.9	35.7
Europe	48.7	91.3	45.0	185.0
Asia	36.5	58.8	23.4	118.7
Other (1)	19.5	5.6	8.9	34.0
Intersegment elimination	(0.1)	(0.6)	(0.1)	(0.8)
Total net sales	$271.9	$314.6	$164.6	$751.1

	Three Months Ended March 31, 2021
	FMT	HST	FSDP	IDEX
U.S.	$131.0	$93.7	$75.5	$300.2
North America, excluding U.S.	14.8	7.1	7.2	29.1
Europe	48.6	76.8	42.6	168.0
Asia	33.7	67.7	26.9	128.3
Other (1)	15.2	5.1	7.3	27.6
Intersegment elimination	(0.3)	(0.9)	—	(1.2)
Total net sales	$243.0	$249.5	$159.5	$652.0

(1) Other includes: South America, Middle East, Australia and Africa.

Performance Obligations

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time approximated 96% of total revenues in both the three months ended March 31, 2022 and 2021. Revenue from products and services transferred to customers over time approximated 4% of total revenues in both the three months ended March 31, 2022 and 2021.

Contract Balances

The timing of revenue recognition, billings and cash collections can result in customer receivables, advance payments or billings in excess of revenue recognized. Customer receivables include both amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in Receivables on the Condensed Consolidated Balance Sheets. Amounts are billed in accordance with contractual terms or as work progresses. Unbilled amounts arise when the timing of billing differs from the timing of revenue recognized, such as when contract provisions require specific milestones to be met before a customer can be billed. Unbilled amounts primarily relate to performance obligations satisfied over time when the cost-to-cost method is utilized and the revenue recognized exceeds the amount billed to the customer as there is not yet a right to invoice in accordance with contractual terms. Unbilled amounts are recorded as a contract asset when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract.

The composition of Customer receivables was as follows:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Billed receivables	$397.3	$344.0
Unbilled receivables	10.1	10.9
Total customer receivables	$407.4	$354.9

Advance payments, deposits and billings in excess of revenue recognized are included in Deferred revenue, which is classified as current or noncurrent based on the timing of when the Company expects to recognize the revenue. The current portion is included in Accrued expenses and the noncurrent portion is included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Advance payments and deposits represent contract liabilities and are recorded when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements, including those with performance obligations satisfied over time. The Company generally receives advance payments from customers related to maintenance services which are recognized ratably over the service term. The Company also receives deposits from customers on certain orders which the Company recognizes as revenue at a point in time. Billings in excess of revenue recognized represent contract liabilities and primarily relate to performance obligations satisfied over time when the cost-to-cost method is utilized and revenue cannot yet be recognized as the Company has not completed the corresponding performance obligation. Contract liabilities are derecognized when revenue is recognized and the performance obligation is satisfied.

The composition of Deferred revenue was as follows:

	March 31, 2022	December 31, 2021
Deferred revenue - current	$59.8	$49.0
Deferred revenue - noncurrent	30.8	32.2
Total deferred revenue	$90.6	$81.2

5.    Earnings Per Common Share

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

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended March 31,
	2022	2021
Basic weighted average common shares outstanding	76.1	75.9
Dilutive effect of stock options, restricted stock and performance share units	0.3	0.4
Diluted weighted average common shares outstanding	76.4	76.3

Options to purchase approximately 0.5 million and 0.3 million shares of common stock for the three months ended March 31, 2022 and 2021, respectively, were not included in the computation of diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
6.    Inventories

The components of inventories as of March 31, 2022 and December 31, 2021 were:

	March 31, 2022	December 31, 2021
Raw materials and component parts	$262.8	$229.4
Work in process	53.0	47.4
Finished goods	112.7	93.6
Total inventories	$428.5	$370.4

Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and overhead, is determined on a first in, first out basis.

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2022, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$701.7	$1,264.3	$402.3	$2,368.3
Accumulated goodwill impairment losses	(20.7)	(149.8)	(30.1)	(200.6)
Balance at December 31, 2021	681.0	1,114.5	372.2	2,167.7
Foreign currency translation	(2.3)	(5.8)	(2.4)	(10.5)
Acquisitions	55.0	—	—	55.0
Acquisition adjustments	0.3	1.0	—	1.3
Balance at March 31, 2022	$734.0	$1,109.7	$369.8	$2,213.5

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first three months of 2022, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of the Company’s annual impairment test at October 31, 2021, all reporting units had fair values in excess of their carrying values.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2022 and December 31, 2021:

	At March 31, 2022				At December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$3.2	$(2.1)	$1.1	10	$3.2	$(2.0)	$1.2
Trade names	153.6	(74.7)	78.9	15	140.9	(72.4)	68.5
Customer relationships	524.6	(152.6)	372.0	13	495.9	(144.2)	351.7
Unpatented technology	143.0	(61.5)	81.5	13	143.8	(58.8)	85.0
Software	4.8	—	4.8	5	—	—	—
Total amortized intangible assets	829.2	(290.9)	538.3		783.8	(277.4)	506.4
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1		62.1	—	62.1
Akron Brass trade name	28.8	—	28.8		28.8	—	28.8
Total intangible assets	$920.1	$(290.9)	$629.2		$874.7	$(277.4)	$597.3

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the Company’s annual impairment test at October 31, 2021, these indefinite-lived intangible assets had fair values in excess of their carrying values. In the first three months of 2022, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets.

Amortization of intangible assets was $15.3 million and $11.0 million for the three months ended March 31, 2022 and 2021, respectively. Based on the intangible asset balances as of March 31, 2022, amortization expense is expected to approximate $49.5 million for the remaining nine months of 2022, $62.9 million in 2023, $58.4 million in 2024, $56.8 million in 2025 and $54.9 million in 2026.

8.    Accrued Expenses

The components of accrued expenses as of March 31, 2022 and December 31, 2021 were:

	March 31, 2022	December 31, 2021
Payroll and related items	$68.4	$91.5
Management incentive compensation	8.0	25.0
Income taxes payable	39.5	17.9
Insurance	11.7	11.0
Warranty	7.8	7.6
Deferred revenue	59.8	49.0
Lease liability	18.8	17.6
Restructuring	1.2	2.8
Accrued interest	12.2	3.6
Pension and retiree medical obligations	3.5	3.5
Other	27.2	30.3
Total accrued expenses	$258.1	$259.8

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
9.    Other Noncurrent Liabilities

The components of other noncurrent liabilities as of March 31, 2022 and December 31, 2021 were:

	March 31, 2022	December 31, 2021
Pension and retiree medical obligations	$82.4	$82.2
Transition tax payable	14.1	14.1
Deferred revenue	30.8	32.2
Lease liability	96.6	93.4
Other	21.2	25.5
Total other noncurrent liabilities	$245.3	$247.4

10.    Borrowings

Borrowings at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
3.20% Senior Notes, due June 2023	$100.0	$100.0
3.37% Senior Notes, due June 2025	100.0	100.0
3.00% Senior Notes, due May 2030	500.0	500.0
2.625% Senior Notes, due June 2031	500.0	500.0
$800.0 million revolving credit facility, due May 2024 (“Revolving Facility”)(1)	—	—
Other borrowings	0.1	0.1
Total borrowings	1,200.1	1,200.1
Less deferred debt issuance costs	8.2	8.4
Less unaccreted debt discount	1.3	1.4
Total long-term borrowings	$1,190.6	$1,190.3

(1) At March 31, 2022, there was no balance outstanding under the Revolving Facility and $7.1 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at March 31, 2022 of approximately $792.9 million.

At March 31, 2022, the Company was in compliance with covenants contained in the credit agreement associated with the Revolving Facility as well as other long-term debt agreements.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at March 31, 2022 and December 31, 2021:

	Basis of Fair Value Measurements
	Balance at March 31, 2022	Level 1	Level 2	Level 3
Trading securities - mutual funds held in nonqualified SERP(1)	$10.2	$10.2	$—	$—
Available-for-sale securities - equities(2)	44.5	44.5	—	—

	Basis of Fair Value Measurements
	Balance at December 31, 2021	Level 1	Level 2	Level 3
Trading securities - mutual funds held in nonqualified SERP(1)	$11.6	$11.6	$—	$—
Available-for-sale securities - equities(2)	45.3	45.3	—	—

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants.
(2) At March 31, 2022 and December 31, 2021, the securities are included in Other current assets on the Company’s Condensed Consolidated Balance Sheets and are available for overnight cash settlement, if necessary, to fund current operations.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2022 or the year ended December 31, 2021.

The carrying values of the Company’s cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued expenses approximate fair value because of the short term nature of these instruments. At March 31, 2022 and December 31, 2021, the fair value of the outstanding indebtedness described in Note 10 based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,121.2 million and $1,219.9 million, respectively, compared to the carrying value of $1,198.8 million and $1,198.7 million, respectively. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to the Company’s rating.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
12.    Leases

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

Supplemental balance sheet information related to leases as of March 31, 2022 and December 31, 2021 was as follows:

	Balance Sheet Caption	March 31, 2022	December 31, 2021
Operating leases:
Building right-of-use assets - net	Other noncurrent assets	$105.4	$101.0
Equipment right-of-use assets - net	Other noncurrent assets	5.8	6.2
Total right-of-use assets - net		$111.2	$107.2
Operating leases:
Current lease liabilities	Accrued expenses	$18.8	$17.6
Noncurrent lease liabilities	Other noncurrent liabilities	96.6	93.4
Total lease liabilities		$115.4	$111.0

The components of lease cost for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost (1)	$7.4	$7.4
Variable lease cost	0.4	0.6
Total lease expense	$7.8	$8.0

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$7.4	$6.4
Right-of-use assets obtained in exchange for new operating lease liabilities	8.3	3.5

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

Other supplemental information related to leases as of March 31, 2022 and December 31, 2021 was as follows:

Lease Term and Discount Rate	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases - building and equipment	8.12	8.50
Operating leases - vehicles	2.25	2.34
Weighted-average discount rate:
Operating leases - building and equipment	3.16%	3.27%
Operating leases - vehicles	1.02%	1.08%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at March 31, 2022 have scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2022 (excluding the three months ended March 31, 2022)	$16.2
2023	20.1
2024	17.3
2025	15.3
2026	13.3
Thereafter	49.3
Total lease payments	131.5
Less: Imputed interest	(16.1)
Present value of lease liabilities	$115.4

13.    Restructuring Expenses and Asset Impairments

During the three months ended March 31, 2022 and 2021, the Company incurred restructuring expenses and asset impairments of $0.6 million and $2.2 million, respectively. These costs were incurred to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization, contract termination costs and asset impairments. Restructuring costs include severance benefits, exit costs and asset impairments and are included in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Income. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs.

2022 Initiative

During the three months ended March 31, 2022, the Company incurred severance costs related to employee reductions.

Pre-tax restructuring expenses and asset impairments by segment for the three months ended March 31, 2022 were as follows:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31, 2022
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$0.3	$—	$—	$0.3
Health & Science Technologies	0.1	—	—	0.1
Fire & Safety/Diversified Products	—	—	—	—
Corporate/Other	0.2	—	—	0.2
Total restructuring costs	$0.6	$—	$—	$0.6

2021 Initiative

During the three months ended March 31, 2021, the Company incurred severance costs related to employee reductions. In addition, the Company consolidated certain facilities within the FMT segment, which resulted in an impairment charge of $0.1 million related to property, plant and equipment that was not relocated to the new location.

Pre-tax restructuring expenses and asset impairments by segment for the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31, 2021
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$0.8	$—	$0.1	$0.9
Health & Science Technologies	0.6	—	—	0.6
Fire & Safety/Diversified Products	0.1	—	—	0.1
Corporate/Other	0.6	—	—	0.6
Total restructuring costs	$2.1	$—	$0.1	$2.2

Restructuring accruals reflected in Accrued expenses in the Company’s Condensed Consolidated Balance Sheets are as follows:

Restructuring Initiatives
Balance at January 1, 2022	$2.8
Restructuring expenses	0.6
Payments, utilization and other	(2.2)
Balance at March 31, 2022	$1.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
14.    Other Comprehensive (Loss) Income

The components of Other comprehensive (loss) income are as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(19.5)	$—	$(19.5)	$(48.5)	$—	$(48.5)
Pension and other postretirement adjustments	0.8	(0.2)	0.6	1.1	(0.3)	0.8
Reclassification adjustments for derivatives	—	—	—	0.9	(0.2)	0.7
Total other comprehensive (loss) income	$(18.7)	$(0.2)	$(18.9)	$(46.5)	$(0.5)	$(47.0)

The amounts reclassified from Accumulated other comprehensive loss to net income during the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021	Income Statement Caption
Pension and other postretirement plans:
Amortization of net (gain) loss	$0.8	$1.1	Other expense (income) - net
Total before tax	0.8	1.1
Provision for income taxes	(0.2)	(0.3)
Total net of tax	$0.6	$0.8
Derivatives:
Reclassification adjustments	$—	$0.9	Interest expense
Total before tax	—	0.9
Provision for income taxes	—	(0.2)
Total net of tax	$—	$0.7

15.    Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the three months ended March 31, 2022, the Company repurchased a total of 147,500 shares at a cost of $28.3 million, of which $2.0 million was settled in April 2022. There were no share repurchases during the three months ended March 31, 2021. As of March 31, 2022, the amount of share repurchase authorization remaining was $683.7 million.

16.    Share-Based Compensation

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Board of Directors based on the recommendation from the Compensation Committee.

The Company’s policy is to recognize compensation cost on a straight-line basis, assuming forfeitures, over the requisite service period for the entire award. Classification of stock compensation cost within the Condensed Consolidated Statements of Income is consistent with classification of cash compensation for the same employees.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Stock Options

Stock options generally vest ratably over four years, with vesting beginning one year from the date of grant, and generally expire 10 years from the date of grant. The service period for certain retiree eligible participants is accelerated. Weighted average option fair values and assumptions for the periods specified are disclosed below. The fair value of each option grant was estimated on the date of the grant using the Binomial lattice option pricing model (for options granted before March 2021) or the Black Scholes valuation model (for options granted after February 2021). The adoption of the Black Scholes model in 2021 was driven by a review of option exercise history, which more closely aligned with the methodology of the Black Scholes model.

	Three Months Ended March 31,
	2022	2021
Weighted average fair value of grants	$41.66	$38.59
Dividend yield	1.14%	1.01%
Volatility	25.15%	23.73%
Risk-free interest rate	1.83%	0.09% - 1.57%
Expected life (in years)	4.90	5.74

Total compensation cost for stock options is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$0.3	$0.2
Selling, general and administrative expenses	3.1	2.7
Total expense before income taxes	3.4	2.9
Income tax benefit	(0.3)	(0.3)
Total expense after income taxes	$3.1	$2.6

A summary of the Company’s stock option activity as of March 31, 2022 and changes during the three months ended March 31, 2022 are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in millions except weighted average price)
Outstanding at January 1, 2022	1,008,586	$147.60	6.97	$89.5
Granted	263,985	189.37
Exercised	(12,746)	108.26
Forfeited	(31,378)	175.33
Outstanding at March 31, 2022	1,228,447	$156.28	7.40	$45.3
Vested and expected to vest as of March 31, 2022	1,168,490	$154.60	7.30	$45.0
Exercisable at March 31, 2022	622,233	$127.04	5.80	$40.6

As of March 31, 2022, there was $15.4 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock carries dividend and voting rights and the sale of

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
the shares is restricted prior to the date of vesting. Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of March 31, 2022 and changes during the three months ended March 31, 2022 are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	107,475	$169.58
Granted	25,290	189.50
Vested	(18,793)	145.12
Forfeited	(3,720)	182.13
Unvested at March 31, 2022	110,252	$177.89

Total compensation cost for restricted stock is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$0.2	$0.2
Selling, general and administrative expenses	1.6	1.4
Total expense before income taxes	1.8	1.6
Income tax benefit	(0.4)	(0.3)
Total expense after income taxes	$1.4	$1.3

As of March 31, 2022, there was $8.6 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.1 years.

Cash-Settled Restricted Stock

The Company also maintains a cash-settled share based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. Dividend equivalents are paid on certain cash-settled restricted stock awards. A summary of the Company’s unvested cash-settled restricted stock activity as of March 31, 2022 and changes during the three months ended March 31, 2022 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2022	57,949	$236.32
Granted	21,645	189.24
Vested	(17,724)	192.27
Forfeited	(1,820)	191.73
Unvested at March 31, 2022	60,050	$191.73

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Total compensation cost for cash-settled restricted stock is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$(0.1)	$0.2
Selling, general and administrative expenses	0.5	1.3
Total expense before income taxes(1)	0.4	1.5
Income tax benefit	—	(0.1)
Total expense after income taxes	$0.4	$1.4

(1) The 2021 amount was previously included in Share-based compensation expense on the Condensed Consolidated Statements of Cash Flows. This amount has been reclassified to Accrued expenses and Other-net such that the amount presented in Share-based compensation expense on the Condensed Consolidated Statements of Cash Flows relates solely to non-cash awards for both periods presented. There was no change to the reported amount of net cash flows provided by operating activities for 2021 as a result of the reclassification.

As of March 31, 2022, there was $4.7 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.2 years.

Performance Share Units

Weighted average performance share unit fair values and assumptions for the period specified are disclosed below. The performance share units are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model.

	Three Months Ended March 31,
	2022	2021
Weighted average fair value of grants	$235.54	$247.49
Dividend yield	—%	—%
Volatility	28.09%	28.6%
Risk-free interest rate	1.73%	0.33%
Expected life (in years)	2.93	2.93

A summary of the Company’s performance share unit activity as of March 31, 2022 and changes during the three months ended March 31, 2022 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	52,025	$236.75
Granted	31,370	235.54
Vested	—
Forfeited	(5,510)	235.75
Unvested at March 31, 2022	77,885	$236.60

On December 31, 2021, 29,840 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2021, the Company achieved a 143% payout factor and issued 42,688 common shares in February 2022 for awards that vested in 2021.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Total compensation cost for performance share units is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$—	$—
Selling, general and administrative expenses	1.3	1.7
Total expense before income taxes	1.3	1.7
Income tax benefit	(0.1)	—
Total expense after income taxes	$1.2	$1.7

As of March 31, 2022, there was $8.8 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 0.9 years.

17.    Retirement Benefits

The Company sponsors several qualified and nonqualified defined benefit and defined contribution pension plans as well as other post-retirement plans for its employees. The following tables provide the components of net periodic benefit cost for its major defined benefit plans and its other postretirement plans.

	Pension Benefits
	Three Months Ended March 31,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.5	$—	$0.5
Interest cost	0.1	0.2	0.1	0.2
Expected return on plan assets	(0.1)	(0.3)	(0.2)	(0.2)
Net amortization	0.1	0.2	0.1	0.5
Net periodic (benefit) cost	$0.1	$0.6	$—	$1.0

	Other Postretirement Benefits
	Three Months Ended March 31,
	2022	2021
Service cost	$0.2	$0.2
Interest cost	0.1	0.1
Net amortization	(0.1)	(0.2)
Net periodic cost	$0.2	$0.1

The Company expects to contribute approximately $4.0 million to its defined benefit plans and $1.2 million to its other post-retirement benefit plans in 2022. During the first three months of 2022, the Company contributed a total of $1.3 million to fund these plans.

The IDEX Corporation Retirement Plan (“Plan”), a U.S. defined benefit plan, was terminated in May 2020. During the second quarter of 2021, the Company settled its remaining obligations under the Plan. As of March 31, 2022, the Company has $7.9 million of surplus assets from the Plan included in Other current assets on the Company’s Condensed Consolidated Balance Sheets that will be used to fund the Company’s other retirement benefit plans over the next twelve months.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
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

19.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $40.5 million for the three months ended March 31, 2022 from $32.9 million during the same period in 2021. The effective tax rate of 22.4% for the three months ended March 31, 2022 decreased slightly compared with 22.6% during the same period in 2021 due to a mix of global pre-tax income across jurisdictions.

20.    Subsequent Events

On March 30, 2022, the Company entered into a definitive agreement to acquire KZ CO. ("KZValve") for cash consideration of $120.0 million, subject to customary post-closing adjustments. KZValve, based in Greenwood, Nebraska, is a leading manufacturer of electric valves and controllers used primarily in agricultural applications. KZValve will augment and expand IDEX's agricultural portfolio, complementing Banjo's current fluid management solutions for these applications. With annual sales of approximately $28.0 million, KZValve will be part of the Company’s Agriculture reporting unit within the FMT segment. The Company expects to close the transaction by the end of the second quarter of 2022, subject to regulatory approval and customary closing conditions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes in this quarterly report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K and under the heading “Cautionary Statement Under the Private Securities Litigation Reform Act” discussed elsewhere in this quarterly report.

This discussion also includes certain non-GAAP financial measures that have been defined and reconciled to their most directly comparable U.S. GAAP measures later in this Item under the headings “Non-GAAP Disclosures” and “Free Cash Flow.” This discussion also includes Operating working capital, which has been defined later in this Item under the heading “Cash Flow Summary.” The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

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

During the three months ended March 31, 2022, the Company achieved a record quarter in sales, operating margin and earnings per share driven by robust demand and strong operating performance. Teams successfully navigated the challenging economic environment arising primarily from material availability and logistical challenges and also continued to deliver for customers. The Company expanded operating margin as its highly differentiated product portfolio enabled strong price capture amid inflation pressures and its focus on operational productivity yielded positive results. Finally, the Company deployed additional capital, both within its existing portfolio and with the acquisition of Nexsight to the IDEX family of businesses as well as through share repurchases.

Select key financial results for the three months ended March 31, 2022 when compared to the same period in the prior year are as follows:

•Sales of $751.1 million increased 15%; organic sales (which excludes acquisitions/divestitures and foreign currency translation) were up 12%.
•Operating income of $187.6 million increased 21%. Adjusted operating income increased 18% to $187.6 million.
•Operating margin of 25.0% was up 110 basis points. Adjusted operating margin increased 70 basis points to 25.0%.
•Net income attributable to IDEX of $140.0 million increased 24%. Adjusted net income attributable to IDEX increased 21% to $149.8 million.
•Adjusted EBITDA of $214.7 million was 29% of sales.
•Diluted EPS attributable to IDEX of $1.83 increased $0.35, or 24%. Adjusted EPS attributable to IDEX of $1.96 increased $0.34, or 21%.
•Cash flows provided by operating activities of $79.7 million were down due to increases in working capital, partially offset by higher earnings. Free cash flow of $63.6 million was 42% of adjusted net income attributable to IDEX.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations for the three months ended March 31, 2022 compared with the three months ended March 31, 2021.

Performance for the Three Months Ended March 31, 2022 Compared with the Same Period in 2021

	Three Months Ended March 31,		Change
(Dollars in millions, except per share amounts)	2022	2021	$	% / bps
Net sales	$751.1	$652.0	$99.1	15%
Cost of sales	408.6	359.4	49.2	14%
Gross profit	342.5	292.6	49.9	17%
Gross margin	45.6%	44.9%	n/a	70 bps
Selling, general and administrative expenses	154.3	134.9	19.4	14%
Restructuring expenses and asset impairments	0.6	2.2	(1.6)	(73%)
Operating income	187.6	155.5	32.1	21%
Operating margin	25.0%	23.9%	n/a	110 bps
Other income - net	(2.3)	(0.8)	(1.5)	188%
Interest expense	9.5	10.7	(1.2)	(11%)
Income before income taxes	180.4	145.6	34.8	24%
Provision for income taxes	40.5	32.9	7.6	23%
Effective tax rate	22.4%	22.6%	n/a	(20) bps
Net income attributable to IDEX	$140.0	$112.7	$27.3	24%
Diluted earnings per common share attributable to IDEX	$1.83	$1.48	$0.35	24%

Sales increased 15%, reflecting a 12% increase in organic sales, a 5% increase from acquisitions (Airtech - June 2021 and ABEL - March 2021) and a 2% unfavorable impact from foreign currency translation. Sales increased 26% domestically and 6% internationally, and sales to customers outside the U.S. were approximately 50% of total sales in the first quarter of 2022 compared to 54% during the same period in 2021.

Cost of sales increased due to higher sales volume, inflation and acquisitions. Both gross profit and gross margin increased primarily due to higher volume leverage and strong operational productivity together with favorable price/cost, partially offset by higher employee-related costs. Additionally, gross profit increased as a result of acquisitions.

Selling, general and administrative (“SG&A) expenses increased primarily due to higher employee-related costs, amortization from acquisitions, discretionary spending and resource investments compared with the same period in 2021.

Restructuring expenses and asset impairments decreased due to severance benefits and asset impairments related to the consolidation of certain facilities in 2021 that did not reoccur in 2022.

Operating income increased 21%, reflecting an 18% increase in organic operating income, a 3% increase from acquisitions (Airtech - June 2021 and ABEL - March 2021) and a 2% favorable impact from lower restructuring costs, partially offset by a 2% unfavorable impact from foreign currency translation. The increase in operating income is attributable to the operating margin drivers discussed below.

Operating margin increased 110 basis points, reflecting a 130 basis point increase in organic operating margin and a 30 basis point favorable impact from lower restructuring costs, partially offset by a 40 basis point decrease due to acquisitions primarily driven by higher amortization and a 10 basis point unfavorable impact from foreign currency translation. The increase in organic operating margin is primarily due to the gross margin drivers discussed above, partially offset by higher discretionary spending and resource investments.

Other income - net increased primarily due to higher gains on asset sales, partially offset by a decrease in the fair market value of marketable securities.

Interest expense decreased primarily due to lower interest rates on the Company’s indebtedness, partially offset by an increase in the amount of debt outstanding compared with 2021.

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased compared with the same period in 2021 primarily due to higher earnings while the effective tax rate slightly decreased compared with the same period in 2021 due to the mix of global pre-tax income across jurisdictions.

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

The table below illustrates the percentages of the share of sales and operating income contributed by each segment on the basis of total segments (not total Company) for the three months ended March 31, 2022.

	Three Months Ended March 31, 2022
	FMT	HST	FSDP	IDEX
Sales	36%	42%	22%	100%
Operating Income(1)	39%	41%	20%	100%

(1) Segment operating income excludes unallocated corporate operating expenses of $16.9 million for the three months ended March 31, 2022.

Fluid & Metering Technologies Segment

	Three Months Ended March 31,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div(1)	Restructuring	Foreign Currency	Total
Net sales	$272.0	$243.3	12%	11%	2%	—	(1%)	12%
Operating income	80.4	62.9	28%	27%	—	2%	(1%)	28%
Operating margin	29.5%	25.8%	370 bps	380 bps	(40) bps	30 bps	—	370 bps

(1) Based on the timing of its acquisition, ABEL results for the first two months of 2022 are reflected in the acquisitions/divestitures column.

•The change in organic sales was attributed to increases in the Pumps reporting unit due to strong demand in the industrial and energy markets, in the Agriculture reporting unit due to favorable commodity prices and global demand for crops and in the Water reporting unit due to strong demand in the municipal and industrial water markets as well as water saving growth projects.
•Sales increased 15% domestically and 9% internationally. Sales to customers outside the U.S. were approximately 45% of total segment sales in the first quarter of 2022 compared with 46% during the same period in 2021.
•Operating margin of 29.5% increased 370 basis points compared with 25.8% during the same period in 2021. The change in operating margin was attributed to the following:
◦Organic operating margin increased 380 basis points due to higher volume leverage and strong operational productivity together with favorable price/cost, partially offset by increases in employee-related costs and resource investments. Additionally, the prior year period was unfavorably impacted by increases in inventory reserves associated with COVID-19 new product development opportunities not materializing and the fair value inventory step-up charge related to the ABEL acquisition.
◦Lower restructuring costs favorably impacted operating margin by 30 basis points.
◦Acquisitions negatively impacted operating margin by 40 basis points due to:
▪Incremental intangible asset amortization from the ABEL acquisition of $0.6 million, which negatively impacted operating margin by 20 basis points; and
▪The dilutive impact from the ABEL acquisition on overall FMT operating margin.

Health & Science Technologies Segment

	Three Months Ended March 31,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div(1)	Restructuring	Foreign Currency	Total
Net sales	$315.2	$250.4	26%	16%	11%	—	(1%)	26%
Operating income	83.6	66.6	26%	19%	7%	1%	(1%)	26%
Operating margin	26.5%	26.6%	(10) bps	50 bps	(80) bps	20 bps	—	(10) bps

(1) Acquisitions included Airtech in June 2021.

•The change in organic sales was attributed to increases in the Scientific Fluidics & Optics reporting unit due to strong market demand across analytical instrumentation, life science and semiconductor markets as well as targeted growth initiatives tied to next generation sequencing and satellite broadband. Additionally, increases in the Sealing Solutions reporting unit were driven by strong demand in the semiconductor and industrial markets and increases in the Performance Pneumatics Technologies reporting unit were driven by strength in the industrial market.
•Sales increased 62% domestically and 4% internationally. Sales to customers outside the U.S. were approximately 52% of total segment sales in the first quarter of 2022 compared with 63% during the same period in 2021.
•Operating margin of 26.5% decreased 10 basis points compared with 26.6% during the same period in 2021. The change in operating margin was attributed to the following:
◦Organic operating margin increased 50 basis points due to higher volume leverage and favorable price/cost which were more than offset by the dilutive impact of amortization related to Airtech as well as higher employee-related costs, discretionary spending and resource investments.
◦Lower restructuring costs favorably impacted operating margin by 20 basis points.

◦Acquisitions negatively impacted operating margin by 80 basis points as the contributions of the Airtech business were more than offset by incremental intangible asset amortization of $3.9 million, which negatively impacted operating margin by 130 basis points.

Fire & Safety/Diversified Products Segment

	Three Months Ended March 31,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div	Restructuring	Foreign Currency	Total
Net sales	$164.7	$159.5	3%	5%	—	—	(2%)	3%
Operating income	40.5	44.6	(9%)	(6)	—	—	(3%)	(9%)
Operating margin	24.6%	27.9%	(330) bps	(320) bps	—	10 bps	(20) bps	(330) bps

•The change in organic sales was driven by an increase in the Dispensing reporting unit due to North American project volume and strong demand in the paint market. Additionally, increases in the BAND-IT reporting unit were due to strong performance in the energy and industrial markets, as the automotive market continued to be challenged by supply-chain related customer delays.
•Sales increased 1% domestically and 5% internationally. Sales to customers outside the U.S. were approximately 54% of total segment sales in the first quarter of 2022 compared with 53% during the same period in 2021.
•Operating margin of 24.6% decreased 330 basis points compared with 27.9% during the same period in 2021. The change in organic operating margin was attributed to higher employee-related costs and discretionary spending as well as compressed price/cost due to long-term original equipment manufacturer contracts, partially offset by higher volume.

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

At March 31, 2022, working capital was $1,213.0 million and the Company’s current ratio was 3.6 to 1. At March 31, 2022, the Company’s cash and cash equivalents totaled $733.2 million, of which $467.7 million was held outside of the United States. As of March 31, 2022, there was no balance outstanding under the Revolving Facility and $7.1 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $792.9 million. The Company believes that additional borrowings through various financing alternatives remain available, if required.

Cash Flow Summary

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(In millions)	2022	2021
Net cash flows provided by (used in):
Operating activities	$79.7	$109.3
Investing activities	(124.4)	(119.5)
Financing activities	(71.3)	(40.4)

Operating Activities

Cash flows provided by operating activities decreased $29.6 million to $79.7 million, primarily due to increases in working capital discussed below, partially offset by higher earnings.

Operating working capital, calculated as accounts receivable plus inventory minus accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details operating working capital as of March 31, 2022 and December 31, 2021:

(In millions)	March 31, 2022	December 31, 2021
Receivables - net	$411.2	$356.4
Inventories	428.5	370.4
Less: Trade accounts payable	210.2	178.8
Operating working capital	$629.5	$548.0

Operating working capital increased $81.5 million to $629.5 million at March 31, 2022, with acquisition, divestiture and foreign currency translation impacts primarily driving a net $13.0 million of the increase. Excluding these impacts, accounts receivable increased $45.6 million as a result of higher volume; inventories increased $46.9 million to support production amid supply chain difficulties; and trade accounts payable increased $24.0 million due to higher inventory purchases.

Investing Activities

Cash flows used in investing activities increased $4.9 million to $124.4 million, primarily due to higher cash outflows for acquisitions with the addition of Nexsight in 2022 compared to ABEL in 2021 and for capital expenditures as the Company continues the expansion of its China and India facilities, partially offset by higher proceeds from asset sales.

Financing Activities

Cash flows used in financing activities increased by $30.9 million to $71.3 million. During 2022, the Company repurchased 147,500 shares at a cost of $28.3 million, of which $2.0 million did not settle until April, and paid $41.4 million in dividends. During 2021, the Company did not repurchase any shares and paid $38.1 million in dividends.

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

The following table reconciles free cash flow to cash flows provided by operating activities:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Cash flows provided by operating activities	$79.7	$109.3
Less: Capital expenditures	(16.1)	(14.6)
Free cash flow	$63.6	$94.7
Free cash flow as a percent of adjusted net income attributable to IDEX(1)	42.5%	76.7%

(1) Free cash flow as a percent of adjusted net income attributable to IDEX now reflects the impact of excluding acquisition-related intangible asset amortization, net of related taxes, from adjusted net income attributable to IDEX.

The decrease in free cash flow as compared to 2021 is due to the increases in working capital discussed above, which more than offset higher earnings.
Cash Requirements

Pending Acquisitions

On March 30, 2022, the Company entered into a definitive agreement to acquire KZValve for cash consideration of $120.0 million. The Company expects to close the transaction by the end of the second quarter of 2022, subject to regulatory approval and customary closing conditions.

Capital Expenditures

Capital expenditures are generally expenditures for machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Cash flows from operations were more than adequate to fund capital expenditures of $16.1 million and $14.6 million in the first quarters of 2022 and 2021, respectively. The Company believes it has sufficient operating cash flow to continue to meet current obligations and invest in planned capital expenditures.

Share Repurchases

During the three months ended March 31, 2022, the Company repurchased 147,500 shares at a cost of $28.3 million, of which $2.0 million did not settle until April. There were no share repurchases during the three months ended March 31, 2021. As of March 31, 2022, the amount of share repurchase authorization remaining was $683.7 million. For additional information regarding the Company’s share repurchase program, refer to Note 15 in the Notes to Condensed Consolidated Financial Statements.

Subsequent to March 31, 2022 and through April 22, 2022, the Company has repurchased 60,362 shares at a cost of $11.7 million.

Covenants

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility, the 3.20% Senior Notes and the 3.37% Senior Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At March 31, 2022, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 21.68 to 1 for covenant calculation purposes and the leverage ratio was 1.46 to 1. There are no financial covenants relating to the 2.625% Senior Notes or the 3.00% Senior Notes; however, both are subject to cross-default provisions.

Credit Ratings

The Company’s credit ratings, which were independently developed by the following credit agencies, are detailed below:

•S&P Global Ratings affirmed the Company’s corporate credit rating of BBB (stable outlook) in June 2021.

•Moody’s Investors Service affirmed the Company’s corporate credit rating of Baa2 (stable outlook) in December 2021.

•Fitch Ratings reaffirmed the Company’s corporate credit rating of BBB+ (stable outlook) in March 2022.

Critical Accounting Estimates

As discussed in the Annual Report on Form 10-K for the year ended December 31, 2021, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. There have been no changes to the Company’s critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2021.

Non-GAAP Disclosures

Set forth below are reconciliations of each of Organic sales, Adjusted gross profit (and adjusted gross margin), Adjusted operating income (and adjusted operating margin), Adjusted net income attributable to IDEX, Adjusted diluted earnings per share (“EPS”) attributable to IDEX, Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA to its respective most directly comparable U.S. GAAP measure. Management uses these metrics to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as fair value inventory step-up charges, restructuring expenses and asset impairments and gains on sales of assets. Adjusted net income attributable to IDEX and Adjusted diluted EPS attributable to IDEX also exclude acquisition-related intangible asset amortization. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making. The reconciliation of segment EBITDA and Adjusted segment EBITDA to net income was performed on a consolidated basis due to the fact that the Company does not allocate consolidated interest expense or the consolidated provision for income taxes to its segments.

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

Given the acquisitive nature of the Company, which results in a higher level of amortization expense from recently acquired businesses, management uses EBITDA as an internal operating metric to provide another representation of the businesses’ performance across the Company’s three segments and for enterprise valuation purposes. Management believes that EBITDA is useful to investors as an indicator of the strength and performance of the Company and a way to evaluate and compare operating performance and value companies within the Company’s industry. Management believes that EBITDA margin is useful for the same reason as EBITDA. EBITDA is also used to calculate certain financial covenants such as EBITDA interest coverage, which is EBITDA divided by consolidated interest expense. In addition, this report presents Adjusted EBITDA, which is EBITDA adjusted for items that are not reflective of ongoing operations as discussed above and Adjusted EBITDA interest coverage, which is Adjusted EBITDA divided by consolidated interest expense. Management believes that Adjusted EBITDA is useful as a performance indicator of ongoing operations. The Company believes that Adjusted EBITDA is also useful to some investors as an indicator of the strength and performance of the Company and its segments’ ongoing business operations and a way to evaluate and compare operating performance and value companies within the Company’s industry. The definition of Adjusted EBITDA used here may differ from that used by other companies.

This report also references free cash flow. This non-GAAP measure is discussed and reconciled to its most directly comparable U.S. GAAP measure in the section above titled “Cash Flow Summary.”

The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	Three Months Ended March 31, 2022
	FMT	HST	FSDP	IDEX
Change in net sales	12%	26%	3%	15%
- Net impact from acquisitions/divestitures	2%	11%	—%	5%
- Impact from foreign currency	(1%)	(1%)	(2%)	(2%)
Change in organic net sales	11%	16%	5%	12%

2. Reconciliations of Reported-to-Adjusted Gross Profit and Margin

	Three Months Ended March 31,
	2022	2021
Gross profit	$342.5	$292.6
+ Fair value inventory step-up charge	—	0.7
Adjusted gross profit	$342.5	$293.3

Net sales	$751.1	$652.0

Gross margin	45.6%	44.9%
Adjusted gross margin	45.6%	45.0%

3. Reconciliations Reported-to-Adjusted Operating Income and Margin

	Three Months Ended March 31,
	2022					2021
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$80.4	$83.6	$40.5	$(16.9)	$187.6	$62.9	$66.6	$44.6	$(18.6)	$155.5
+ Restructuring expenses and asset impairments	—	—	—	—	—	0.9	0.6	0.1	0.6	2.2
+ Fair value inventory step-up charge	—	—	—	—	—	0.7	—	—	—	0.7
Adjusted operating income (loss)	$80.4	$83.6	$40.5	$(16.9)	$187.6	$64.5	$67.2	$44.7	$(18.0)	$158.4

Net sales (eliminations)	$272.0	$315.2	$164.7	$(0.8)	$751.1	$243.3	$250.4	$159.5	$(1.2)	$652.0

Reported operating margin	29.5%	26.5%	24.6%	n/m	25.0%	25.8%	26.6%	27.9%	n/m	23.9%
Adjusted operating margin	29.5%	26.5%	24.6%	n/m	25.0%	26.5%	26.9%	28.0%	n/m	24.3%

4. Reconciliations of Reported-to-Adjusted Net Income and Diluted EPS

	Three Months Ended March 31,
	2022	2021
Reported net income attributable to IDEX	$140.0	$112.7
+ Restructuring expenses and asset impairments	—	2.2
+ Tax impact on restructuring expenses and asset impairments	—	(0.5)
+ Fair value inventory step-up charge	—	0.7
+ Tax impact on fair value inventory step-up charge	—	(0.2)
- Gains on sales of assets	(2.7)	—
+ Tax impact on gains on sales of assets	0.6	—
+ Acquisition-related intangible asset amortization	15.3	11.0
+ Tax impact on acquisition-related intangible asset amortization	(3.4)	(2.5)
Adjusted net income attributable to IDEX	$149.8	$123.4

	Three Months Ended March 31,
	2022	2021
Reported diluted EPS attributable to IDEX	$1.83	$1.48
+ Restructuring expenses and asset impairments	—	0.03
+ Tax impact on restructuring expenses and asset impairments	—	(0.01)
+ Fair value inventory step-up charge	—	0.01
+ Tax impact on fair value inventory step-up charge	—	—
- Gains on sales of assets	(0.03)	—
+ Tax impact on gains on sales of assets	0.01	—
+ Acquisition-related intangible asset amortization	0.20	0.14
+ Tax impact on acquisition-related intangible asset amortization	(0.05)	(0.03)
Adjusted diluted EPS attributable to IDEX	$1.96	$1.62

Diluted weighted average shares outstanding	76.4	76.3

5. Reconciliations of EBITDA to Net Income

	Three Months Ended March 31,
	2022							2021
	FMT	HST		FSDP		Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$80.4	$83.6		$40.5		$(16.9)	$187.6	$62.9	$66.6	$44.6	$(18.6)	$155.5
+ Other income (expense), net	1.6	0.2		1.6		(1.1)	2.3	—	0.4	0.3	0.1	0.8
+ Depreciation and amortization	7.6	16.0		3.8		0.1	27.5	7.1	10.5	3.9	0.1	21.6
EBITDA	89.6	99.8	1.0	45.9	2.0	(17.9)	217.4	70.0	77.5	48.8	(18.4)	177.9
- Interest expense							9.5					10.7
- Provision for income taxes							40.5					32.9
- Depreciation and amortization							27.5					21.6
Reported net income							$139.9					$112.7

Net sales (eliminations)	$272.0	$315.2		$164.7		$(0.8)	$751.1	$243.3	$250.4	$159.5	$(1.2)	$652.0

Reported operating margin	29.5%	26.5%		24.6%		n/m	25.0%	25.8%	26.6%	27.9%	n/m	23.9%
EBITDA margin	32.9%	31.7%		27.9%		n/m	28.9%	28.7%	31.0%	30.5%	n/m	27.3%
EBITDA interest coverage							22.9					16.5

6. Reconciliations of EBITDA to Adjusted EBITDA

	Three Months Ended March 31,
	2022					2021
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$89.6	$99.8	$45.9	$(17.9)	$217.4	$70.0	$77.5	$48.8	$(18.4)	$177.9
+ Restructuring expenses and asset impairments	—	—	—	—	—	0.9	0.6	0.1	0.6	2.2
+ Fair value inventory step-up charge	—	—	—	—	—	0.7	—	—	—	0.7
- Gains on sales of assets	(1.2)	—	(1.5)	—	(2.7)	—	—	—	—	—
Adjusted EBITDA	$88.4	$99.8	$44.4	$(17.9)	$214.7	$71.6	$78.1	$48.9	$(17.8)	$180.8

Adjusted EBITDA margin	32.5%	31.7%	26.9%	n/m	28.6%	29.4%	31.2%	30.6%	n/m	27.7%
Adjusted EBITDA interest coverage					22.6					16.8

(1) EBITDA, a non-GAAP financial measure, is reconciled to net income, its most directly comparable U.S. GAAP financial measure, immediately above in Table 5.

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Results of Operations” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s expected organic sales growth and expected earnings per share, and the assumptions underlying these expectations, plant and equipment capacity for future growth and the anticipated timing and effects of planned facility expansion, the duration of supply chain challenges, anticipated future acquisition behavior and capital deployment, availability of cash and financing alternatives, the anticipated timing of the closing of the Company's acquisition of KZValve and the anticipated benefits of the Company’s acquisitions of Airtech, Nexsight and KZValve, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: the impact of health epidemics and pandemics, including the COVID-19 pandemic, and the impact of related governmental actions, on the Company’s ability to operate its business and facilities, on its customers, on supply chains and on the U.S. and global economy generally; economic and political consequences resulting from terrorist attacks and wars, including Russia’s invasion of Ukraine and the global response to this invasion, which, along with the ongoing effects of the COVID-19 pandemic, could have an adverse impact on the Company’s business by creating disruptions in the global supply chain and by potentially having an adverse impact on the global economy; levels of industrial activity and economic conditions in the U.S. and other countries around the world; pricing pressures and other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company’s results; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; interest rates; capacity utilization and the effect this has on costs; labor markets; supply chain backlogs, including risks affecting component availability, labor inefficiencies and freight logistical challenges; market conditions and material costs; and developments with respect to contingencies, such as litigation and environmental matters. Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section included in the Company’s most recent annual report on Form 10-K and the Company’s subsequent quarterly reports filed with the Securities and Exchange Commission (“SEC”) and the other risks discussed in the Company’s filings with the SEC. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates as well as inflationary factors. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of March 31, 2022, the Company did not have any derivative instruments outstanding.

Foreign Currency Exchange Rates

The Company’s foreign currency exchange rate risk is limited principally to the Euro, Swiss Franc, British Pound, Canadian Dollar, Indian Rupee, Chinese Renminbi and Swedish Krona. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. Foreign currency transaction gains and losses are reported within Other income - net in the Condensed Consolidated Statements of Operations.

Interest Rate Fluctuations

The Company does not have significant interest rate exposure due to all of the $1,200.1 million of debt outstanding as of March 31, 2022 being fixed rate debt. The Company’s Revolving Facility bears interest at either an alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. At March 31, 2022, there was no balance outstanding under the Revolving Facility.

Inflation Risk

We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, they are subject to price fluctuations, which could have a negative impact on our results. We seek to minimize the effects of inflation and changing prices through price increases to maintain reasonable gross margins.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company and its subsidiaries are party to legal proceedings arising in the ordinary course of business as described in Note 18 in Part I, Item 1, “Legal Proceedings,” and such disclosure is incorporated by reference into this Item 1, “Legal Proceedings.”

The Company’s threshold for disclosing material environmental legal proceedings involving a government authority where potential monetary sanctions are involved is $1.0 million.

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

Item 1A. Risk Factors

There have been no material changes with respect to risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2022 to January 31, 2022	—	$—	—	$712,001,005
February 1, 2022 to February 28, 2022	40,000	189.23	40,000	704,431,750
March 1, 2022 to March 31, 2022	107,500	192.41	107,500	683,747,520
Total	147,500	$191.55	147,500	$683,747,520

(1)On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date.

Item 6.    Exhibits.

Exhibit Number	Description

10.1*,**	Letter Agreement between IDEX Corporation and Melissa S. Flores, dated as of January 7, 2021

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Income, (iv) the Condensed Consolidated Statements of Comprehensive Income, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: April 27, 2022