Form 10-Q
period 2022-06-30
IDEX CORP /DE/
filed 2022-07-27
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission file number 1-10235
IDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code: (847) 498-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of July 22, 2022: 75,475,605.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$557.8	$855.4
Receivables, less allowance for doubtful accounts of $7.9 at June 30, 2022 and $7.2 at December 31, 2021	425.7	356.4
Inventories	457.4	370.4
Other current assets	110.4	95.8
Total current assets	1,551.3	1,678.0
Property, plant and equipment - net	323.3	327.3
Goodwill	2,238.6	2,167.7
Intangible assets - net	655.0	597.3
Other noncurrent assets	144.6	146.9
Total assets	$4,912.8	$4,917.2
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$214.4	$178.8
Accrued expenses	254.0	259.8
Dividends payable	45.4	41.4
Total current liabilities	513.8	480.0
Long-term borrowings	1,190.9	1,190.3
Deferred income taxes	189.6	196.4
Other noncurrent liabilities	230.5	247.4
Total liabilities	2,124.8	2,114.1
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,075,084 shares at June 30, 2022 and 90,067,996 shares at December 31, 2021	0.9	0.9
Additional paid-in capital	809.1	795.6
Retained earnings	3,313.8	3,126.5
Treasury stock at cost: 14,405,163 shares at June 30, 2022 and 13,872,555 shares at December 31, 2021	(1,165.8)	(1,050.3)
Accumulated other comprehensive loss	(169.8)	(69.6)
Total shareholders’ equity	2,788.2	2,803.1
Noncontrolling interest	(0.2)	—
Total equity	2,788.0	2,803.1
Total liabilities and equity	$4,912.8	$4,917.2
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$796.1	$686.0	$1,547.2	$1,338.0
Cost of sales	439.2	379.9	847.8	739.3
Gross profit	356.9	306.1	699.4	598.7
Selling, general and administrative expenses	167.5	144.6	321.8	279.5
Restructuring expenses and asset impairments	2.8	3.2	3.4	5.4
Operating income	186.6	158.3	374.2	313.8
Other expense (income) - net	—	17.2	(2.3)	16.4
Interest expense	9.5	11.2	19.0	21.9
Income before income taxes	177.1	129.9	357.5	275.5
Provision for income taxes	39.0	27.7	79.5	60.6
Net income	138.1	102.2	278.0	214.9
Net loss attributable to noncontrolling interest	0.1	—	0.2	—
Net income attributable to IDEX	$138.2	$102.2	$278.2	$214.9

Earnings per common share:
Basic earnings per common share attributable to IDEX	$1.82	$1.34	$3.66	$2.83
Diluted earnings per common share attributable to IDEX	$1.81	$1.34	$3.65	$2.81

Share data:
Basic weighted average common shares outstanding	75.8	76.0	76.0	75.9
Diluted weighted average common shares outstanding	76.1	76.4	76.2	76.4
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$138.1	$102.2	$278.0	$214.9
Other comprehensive loss:
Reclassification adjustments for derivatives, net of tax	—	1.8	—	2.5
Pension and other postretirement adjustments, net of tax	0.6	9.2	1.2	10.0
Cumulative translation adjustment	(81.9)	20.3	(101.4)	(28.2)
Other comprehensive loss	(81.3)	31.3	(100.2)	(15.7)
Comprehensive income	56.8	133.5	177.8	199.2
Comprehensive loss attributable to noncontrolling interest	0.1	—	0.2	—
Comprehensive income attributable to IDEX	$56.9	$133.5	$178.0	$199.2
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

			Accumulated Other Comprehensive Loss
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	$796.5	$3,126.5	$(62.2)	$(7.4)	$(1,050.3)	$2,803.1	$—	$2,803.1
Net income (loss)	—	140.0	—	—	—	140.0	(0.1)	139.9
Cumulative translation adjustment	—	—	(19.5)	—	—	(19.5)	—	(19.5)
Net change in retirement obligations (net of tax of $0.2)	—	—	—	0.6	—	0.6	—	0.6
Issuance of 73,755 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $1.7)	—	—	—	—	1.4	1.4	—	1.4
Repurchase of 147,500 shares of common stock	—	—	—	—	(28.3)	(28.3)		(28.3)
Shares surrendered for tax withholding	—	—	—	—	(4.9)	(4.9)	—	(4.9)
Share-based compensation	6.6	—	—	—	—	6.6	—	6.6
Balance, March 31, 2022	$803.1	$3,266.5	$(81.7)	$(6.8)	$(1,082.1)	$2,899.0	$(0.1)	$2,898.9
Net income (loss)	—	138.2	—	—	—	138.2	(0.1)	138.1
Cumulative translation adjustment	—	—	(81.9)	—	—	(81.9)		(81.9)
Net change in retirement obligations (net of tax of $0.5)	—	—	—	0.6	—	0.6	—	0.6
Issuance of 42,408 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $0.4)	—	—	—	—	3.8	3.8	—	3.8
Repurchase of 474,690 shares of common stock	—	—	—	—	(87.5)	(87.5)	—	(87.5)
Share-based compensation	6.9	—	—	—	—	6.9	—	6.9
Cash dividends declared - $1.20 per common share outstanding	—	(90.9)	—	—	—	(90.9)	—	(90.9)
Balance, June 30, 2022	$810.0	$3,313.8	$(163.6)	$(6.2)	$(1,165.8)	$2,788.2	$(0.2)	$2,788.0

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

			Accumulated Other Comprehensive Loss
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	$776.1	$2,841.5	$13.4	$(24.4)	$(2.5)	$(1,063.9)	$2,540.2	$0.1	$2,540.3
Net income	—	112.7	—	—	—	—	112.7	—	112.7
Cumulative translation adjustment	—	—	(48.5)	—	—	—	(48.5)	—	(48.5)
Net change in retirement obligations (net of tax of $0.3)	—	—	—	0.8	—	—	0.8	—	0.8
Net change on derivatives designated as cash flow hedges (net of tax of $0.2)	—	—	—	—	0.7	—	0.7	—	0.7
Issuance of 106,122 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $1.9)	—	—	—	—	—	3.2	3.2	—	3.2
Shares surrendered for tax withholding	—	—	—	—	—	(5.4)	(5.4)	—	(5.4)
Share-based compensation	6.2	—	—	—	—	—	6.2	—	6.2
Balance, March 31, 2021	$782.3	$2,954.2	$(35.1)	$(23.6)	$(1.8)	$(1,066.1)	$2,609.9	$0.1	$2,610.0
Net income	—	102.2	—	—	—	—	102.2	—	102.2
Cumulative translation adjustment	—	—	20.3	—	—	—	20.3	—	20.3
Net change in retirement obligations (net of tax of $2.8)	—	—	—	9.2	—	—	9.2	—	9.2
Net change on derivatives designated as cash flow hedges (net of tax of $0.5)	—	—	—	—	1.8	—	1.8	—	1.8
Issuance of 67,476 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $0.6)	—	—	—	—	—	7.5	7.5	—	7.5
Shares surrendered for tax withholding	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Share-based compensation	4.3	—	—	—	—	—	4.3	—	4.3
Cash dividends declared - $1.08 per common share outstanding	—	(82.3)	—	—	—	—	(82.3)	—	(82.3)
Balance, June 30, 2021	$786.6	$2,974.1	$(14.8)	$(14.4)	$—	$(1,058.7)	$2,672.8	$0.1	$2,672.9

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$278.0	$214.9
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(2.6)	—
Asset impairments	0.2	0.2
Depreciation and amortization	24.7	21.5
Amortization of intangible assets	32.2	24.5
Amortization of debt issuance expenses	0.8	1.0
Share-based compensation expense	13.5	10.5
Deferred income taxes	(0.2)	(14.0)
Non-cash interest expense associated with forward starting swaps	—	3.3
Termination of the U.S. pension plan	—	9.7
Changes in (net of the effect from acquisitions/divestitures and foreign exchange):
Receivables	(68.7)	(46.3)
Inventories	(84.5)	(20.9)
Other current assets	(17.8)	0.1
Trade accounts payable	36.2	22.6
Deferred revenue	1.3	15.5
Accrued expenses	(22.5)	2.3
Other - net	1.4	0.7
Net cash flows provided by operating activities	192.0	245.6
Cash flows from investing activities
Purchases of property, plant and equipment	(31.7)	(30.6)
Acquisition of businesses, net of cash acquired	(234.9)	(575.6)
Note receivable from collaborative partner	—	(4.2)
Proceeds from disposal of fixed assets	6.6	0.2
Other - net	(0.1)	0.9
Net cash flows used in investing activities	(260.1)	(609.3)
Cash flows from financing activities
Proceeds from issuance of long-term borrowings	—	499.4
Payment of long-term borrowings	—	(350.0)
Payment of make-whole redemption premium	—	(6.7)
Debt issuance costs	—	(4.6)
Dividends paid	(86.9)	(79.2)
Proceeds from stock option exercises	5.2	10.7
Repurchases of common stock	(110.4)	—
Shares surrendered for tax withholding	(4.9)	(5.5)
Other - net	(0.1)	(0.1)
Net cash flows (used in) provided by financing activities	(197.1)	64.0
Effect of exchange rate changes on cash and cash equivalents	(32.4)	(11.8)
Net decrease in cash	(297.6)	(311.5)
Cash and cash equivalents at beginning of year	855.4	1,025.9
Cash and cash equivalents at end of period	$557.8	$714.4

Supplemental cash flow information
Cash paid for:
Interest	$18.5	$17.2
Income taxes	86.9	72.7

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire year.

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

2.    Acquisitions

All of the Company’s acquisitions of businesses have been accounted for under ASC 805, Business Combinations. Accordingly, the assets and liabilities of the acquired companies, after adjustments to reflect the fair values assigned to assets and liabilities, have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The results of operations of ABEL Pumps, L.P. and certain of its affiliates (“ABEL”), Airtech Group, Inc., US Valve Corporation and related entities (“Airtech”), Nexsight, LLC and its businesses Envirosight, WinCan, MyTana and Pipeline Renewal Technologies (“Nexsight”) and KZ CO. (“KZValve”) have been included in the Company’s Condensed Consolidated Financial Statements since the dates of acquisition on March 10, 2021, June 14, 2021, February 28, 2022 and May 2, 2022, respectively. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on the Company’s Condensed Consolidated Financial Statements individually or in the aggregate.

2022 Acquisitions

Nexsight

On February 28, 2022, the Company acquired Nexsight in a partial stock and asset acquisition. Nexsight complements and creates synergies with the Company’s existing iPEK and ADS business units that design and create sewer crawlers, inspection and monitoring systems and software applications that allow teams to identify, anticipate and correct wastewater system issues remotely. Headquartered in Randolph, New Jersey, Nexsight operates in the Company’s Water reporting unit within the Fluid & Metering Technologies (“FMT”) segment. Nexsight was acquired for cash consideration of $114.7 million. The entire

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $58.3 million and $49.8 million, respectively. The goodwill is partially deductible for tax purposes.

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$16.6
Property, plant and equipment	2.0
Goodwill	58.3
Intangible assets	49.8
Other noncurrent assets	4.4
Total assets acquired	131.1
Current liabilities	(11.1)
Deferred income taxes	(1.0)
Other noncurrent liabilities	(4.3)
Net assets acquired	$114.7

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

KZValve

On May 2, 2022, the Company acquired KZValve in an asset acquisition. KZValve is a leading manufacturer of electric valves and controllers used primarily in agricultural applications. KZValve will augment and expand IDEX’s agricultural portfolio, complementing Banjo’s current fluid management solutions for these applications. Headquartered in Greenwood, Nebraska, KZValve operates in the Company’s Agriculture reporting unit within the FMT segment. KZValve was acquired for cash consideration of $120.2 million. The entire purchase was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $56.6 million and $52.0 million, respectively. The goodwill is deductible for tax purposes.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
The Company made a preliminary allocation of the purchase price for the KZValve acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. As the Company continues to obtain additional information about these assets and liabilities, including intangible asset appraisals, inventory valuation and accrued expenses, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the measurement period.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$9.7
Property, plant and equipment	1.8
Goodwill	56.6
Intangible assets	52.0
Deferred income taxes	0.1
Other noncurrent assets	1.0
Total assets acquired	121.2
Current liabilities	(1.0)
Net assets acquired	$120.2

Acquired intangible assets consist of trade names, customer relationships and unpatented technology. The goodwill recorded for the acquisition reflects the strategic fit, revenue and earnings growth potential of this business.

The acquired intangible assets and weighted average amortization periods are as follows:

	Total	Weighted Average Life
Trade names	$7.5	15
Customer relationships	36.0	13
Unpatented technology	8.5	10
Acquired intangible assets	$52.0

The Company incurred $1.7 million and $2.6 million of acquisition-related transaction costs during the three and six months ended June 30, 2022, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also recorded $0.1 million and $0.3 million of fair value inventory step-up charges associated with the completed 2022 acquisitions of Nexsight and KZValve, respectively, in Cost of sales during the three and six months ended June 30, 2022.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Airtech

On June 14, 2021, the Company acquired the stock of Airtech. Airtech designs and manufactures a wide range of highly-engineered pressure technology products, including vacuum pumps, regenerative blowers, compressor systems and valves for a variety of end markets, including alternative energy, food processing, medical, packaging and transportation. Headquartered in Rutherford, New Jersey, with primary manufacturing operations in Werneck, Germany and Shenzhen, China, Airtech operates in the Company’s Performance Pneumatic Technologies reporting unit within the Health & Science Technologies (“HST”) segment. Airtech was acquired for cash consideration of $471.0 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $268.5 million and $202.3 million, respectively. The goodwill is not deductible for tax purposes.

The Company finalized the allocation of the purchase price for the Airtech acquisition as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy.

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$45.3
Property, plant and equipment	4.8
Goodwill	268.5
Intangible assets	202.3
Other noncurrent assets	10.2
Total assets acquired	531.1
Current liabilities	(11.8)
Deferred income taxes	(39.9)
Other noncurrent liabilities	$(8.4)
Net assets acquired	$471.0

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

The Company incurred $2.3 million and $3.7 million of acquisition-related costs during the three and six months ended June 30, 2021, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also recorded a fair value inventory step-up charge associated with the completed 2021 acquisition of ABEL in Cost of sales, of which $1.8 million was recorded during the three months ended June 30, 2021 and $2.5 million was recorded during the six months ended June 30, 2021.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales
Fluid & Metering Technologies
External customers	$299.5	$250.9	$571.4	$493.9
Intersegment sales	0.4	0.4	0.5	0.7
Total segment sales	299.9	251.3	571.9	494.6
Health & Science Technologies
External customers	325.4	274.3	640.0	523.8
Intersegment sales	0.6	0.7	1.2	1.6
Total segment sales	326.0	275.0	641.2	525.4
Fire & Safety/Diversified Products
External customers	171.2	160.8	335.8	320.3
Intersegment sales	—	—	0.1	—
Total segment sales	171.2	160.8	335.9	320.3
Intersegment elimination	(1.0)	(1.1)	(1.8)	(2.3)
Total net sales	$796.1	$686.0	$1,547.2	$1,338.0
Operating income (loss) (1)
Fluid & Metering Technologies	$82.9	$63.5	$163.3	$126.4
Health & Science Technologies	86.5	76.0	170.1	142.6
Fire & Safety/Diversified Products	39.9	42.8	80.4	87.4
Corporate office and other	(22.7)	(24.0)	(39.6)	(42.6)
Total operating income	$186.6	$158.3	$374.2	$313.8

	June 30, 2022	December 31, 2021
Assets
Fluid & Metering Technologies	$1,742.6	$1,458.8
Health & Science Technologies	2,119.9	2,138.3
Fire & Safety/Diversified Products	906.2	892.5
Corporate office and other	144.1	427.6
Total assets	$4,912.8	$4,917.2

(1) Segment operating income (loss) excludes net unallocated corporate operating expenses.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

Revenue by reporting unit for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pumps	$104.5	$89.1	$201.9	$171.4
Water(1)	81.6	65.5	146.0	124.2
Energy	44.7	40.1	93.0	85.4
Agriculture	38.1	25.1	70.4	51.1
Valves(1)	31.0	31.5	60.6	62.5
Intersegment elimination	(0.4)	(0.4)	(0.5)	(0.7)
Fluid & Metering Technologies	299.5	250.9	571.4	493.9
Scientific Fluidics & Optics	149.2	130.4	290.4	244.8
Sealing Solutions	68.0	69.1	138.2	134.7
Performance Pneumatic Technologies	65.1	30.3	127.1	63.2
Material Processing Technologies	34.8	36.5	68.5	66.4
Micropump	8.9	8.7	17.0	16.3
Intersegment elimination	(0.6)	(0.7)	(1.2)	(1.6)
Health & Science Technologies	325.4	274.3	640.0	523.8
Fire & Safety	99.8	98.0	195.5	194.8
Dispensing	43.8	38.9	85.4	75.8
BAND-IT	27.6	23.9	55.0	49.7
Intersegment elimination	—	—	(0.1)	—
Fire & Safety/Diversified Products	171.2	160.8	335.8	320.3
Total net sales	$796.1	$686.0	$1,547.2	$1,338.0

(1) During the third quarter of 2021, the Company merged a business in the Water reporting unit with a business in the Valves reporting unit. Revenue for each reporting unit has been restated to reflect this change for the three and six months ended June 30, 2021.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Revenue by geographical region for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30, 2022
	FMT	HST	FSDP	IDEX
U.S.	$170.5	$157.7	$85.0	$413.2
North America, excluding U.S.	16.6	9.5	8.5	34.6
Europe	51.8	92.5	42.0	186.3
Asia	41.2	60.8	26.6	128.6
Other (1)	19.8	5.5	9.1	34.4
Intersegment elimination	(0.4)	(0.6)	—	(1.0)
Total net sales	$299.5	$325.4	$171.2	$796.1

	Three Months Ended June 30, 2021
	FMT	HST	FSDP	IDEX
U.S.	$131.1	$113.9	$71.8	$316.8
North America, excluding U.S.	14.1	4.4	8.2	26.7
Europe	52.7	95.5	45.4	193.6
Asia	37.9	51.3	26.8	116.0
Other (1)	15.5	9.9	8.6	34.0
Intersegment elimination	(0.4)	(0.7)	—	(1.1)
Total net sales	$250.9	$274.3	$160.8	$686.0

	Six Months Ended June 30, 2022
	FMT	HST	FSDP	IDEX
U.S.	$320.5	$309.7	$161.5	$791.7
North America, excluding U.S.	33.9	17.0	19.4	70.3
Europe	100.5	183.8	87.0	371.3
Asia	77.7	119.6	50.0	247.3
Other (1)	39.3	11.1	18.0	68.4
Intersegment elimination	(0.5)	(1.2)	(0.1)	(1.8)
Total net sales	$571.4	$640.0	$335.8	$1,547.2

	Six Months Ended June 30, 2021
	FMT	HST	FSDP	IDEX
U.S.	$262.1	$207.6	$147.3	$617.0
North America, excluding U.S.	28.9	11.5	15.4	55.8
Europe	101.3	172.3	88.0	361.6
Asia	71.6	119.0	53.7	244.3
Other (1)	30.7	15.0	15.9	61.6
Intersegment elimination	(0.7)	(1.6)	—	(2.3)
Total net sales	$493.9	$523.8	$320.3	$1,338.0

(1) Other includes: South America, Middle East, Australia and Africa.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Performance Obligations

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time approximated 96% and 95% of total revenues in the three months ended June 30, 2022 and 2021, respectively, and 96% in both the six months ended June 30, 2022 and 2021. Revenue from products and services transferred to customers over time approximated 4% and 5% of total revenues in the three months ended June 30, 2022 and 2021, respectively, and 4% in both the six months ended June 30, 2022 and 2021.

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

The composition of customer receivables was as follows:

	June 30, 2022	December 31, 2021
Billed receivables	$411.6	$344.0
Unbilled receivables	9.9	10.9
Total customer receivables	$421.5	$354.9

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

The composition of Deferred revenue was as follows:

	June 30, 2022	December 31, 2021
Deferred revenue - current	$57.3	$49.0
Deferred revenue - noncurrent	28.4	32.2
Total deferred revenue	$85.7	$81.2

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

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	75.8	76.0	76.0	75.9
Dilutive effect of stock options, restricted stock and performance share units	0.3	0.4	0.2	0.5
Diluted weighted average common shares outstanding	76.1	76.4	76.2	76.4

Options to purchase approximately 0.5 million and 0.3 million shares of common stock for the three months ended June 30, 2022 and 2021, respectively, and 0.5 million and 0.3 million shares of common stock for the six months ended June 30, 2022 and 2021, respectively, were not included in the computation of diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

6.    Inventories

The components of inventories as of June 30, 2022 and December 31, 2021 were:

	June 30, 2022	December 31, 2021
Raw materials and component parts	$286.0	$229.4
Work in process	54.1	47.4
Finished goods	117.3	93.6
Total inventories	$457.4	$370.4

Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and overhead, is determined on a first in, first out basis.

7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2022, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$701.7	$1,264.3	$402.3	$2,368.3
Accumulated goodwill impairment losses	(20.7)	(149.8)	(30.1)	(200.6)
Balance at December 31, 2021	681.0	1,114.5	372.2	2,167.7
Foreign currency translation	(9.7)	(24.7)	(10.8)	(45.2)
Acquisitions	114.9	—	—	114.9
Acquisition adjustments	0.3	0.9	—	1.2
Balance at June 30, 2022	$786.5	$1,090.7	$361.4	$2,238.6

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first six months of 2022, there were no events or

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of the Company’s annual impairment test at October 31, 2021, all reporting units had fair values in excess of their carrying values.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2022 and December 31, 2021:

	At June 30, 2022				At December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$3.0	$(1.9)	$1.1	10	$3.2	$(2.0)	$1.2
Trade names	157.9	(76.2)	81.7	15	140.9	(72.4)	68.5
Customer relationships	551.1	(159.7)	391.4	13	495.9	(144.2)	351.7
Unpatented technology	148.4	(63.0)	85.4	13	143.8	(58.8)	85.0
Software	4.7	(0.2)	4.5	5	—	—	—
Total amortized intangible assets	865.1	(301.0)	564.1		783.8	(277.4)	506.4
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1		62.1	—	62.1
Akron Brass trade name	28.8	—	28.8		28.8	—	28.8
Total intangible assets	$956.0	$(301.0)	$655.0		$874.7	$(277.4)	$597.3

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the Company’s annual impairment test at October 31, 2021, these indefinite-lived intangible assets had fair values in excess of their carrying values. In the first six months of 2022, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets.

Amortization of intangible assets was $16.9 million and $32.2 million for the three and six months ended June 30, 2022, respectively. Amortization of intangible assets was $13.5 million and $24.5 million for the three and six months ended June 30, 2021, respectively. Based on the intangible asset balances as of June 30, 2022, amortization expense is expected to approximate $34.4 million for the remaining six months of 2022, $65.9 million in 2023, $61.4 million in 2024, $59.8 million in 2025 and $58.0 million in 2026.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
8.    Accrued Expenses

The components of accrued expenses as of June 30, 2022 and December 31, 2021 were:

	June 30, 2022	December 31, 2021
Payroll and related items	$78.9	$91.5
Management incentive compensation	15.3	25.0
Income taxes payable	19.7	17.9
Insurance	11.2	11.0
Warranty	8.2	7.6
Deferred revenue	57.3	49.0
Lease liability	18.6	17.6
Restructuring	2.9	2.8
Accrued interest	3.3	3.6
Pension and retiree medical obligations	3.5	3.5
Other	35.1	30.3
Total accrued expenses	$254.0	$259.8

9.    Other Noncurrent Liabilities

The components of other noncurrent liabilities as of June 30, 2022 and December 31, 2021 were:

	June 30, 2022	December 31, 2021
Pension and retiree medical obligations	$78.9	$82.2
Transition tax payable	9.1	14.1
Deferred revenue	28.4	32.2
Lease liability	94.2	93.4
Other	19.9	25.5
Total other noncurrent liabilities	$230.5	$247.4

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
10.    Borrowings

Borrowings at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
3.20% Senior Notes, due June 2023(1)	$100.0	$100.0
3.37% Senior Notes, due June 2025	100.0	100.0
3.00% Senior Notes, due May 2030	500.0	500.0
2.625% Senior Notes, due June 2031	500.0	500.0
$800.0 million revolving credit facility, due May 2024 (“Revolving Facility”)(2)	—	—
Other borrowings	0.1	0.1
Total borrowings	1,200.1	1,200.1
Less deferred debt issuance costs	7.9	8.4
Less unaccreted debt discount	1.3	1.4
Total long-term borrowings	$1,190.9	$1,190.3

(1) As of June 30, 2022, the $100.0 million 3.20% Senior Notes, due in June 2023, have not been classified as short-term borrowings on the Condensed Consolidated Balance Sheets as the Company has the ability and intent to either refinance or repay the Notes using the available borrowing capacity of the Revolving Facility, due May 2024. As a result, the 3.20% Senior Notes remain classified as long-term borrowings in the Condensed Consolidated Balance Sheets as of June 30, 2022.

(2) At June 30, 2022, there was no balance outstanding under the Revolving Facility and $7.2 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at June 30, 2022 of approximately $792.8 million.

At June 30, 2022, the Company was in compliance with covenants contained in the credit agreement associated with the Revolving Facility as well as other long-term debt agreements.

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

On May 17, 2021, the Company provided notice of its election to redeem early, on June 16, 2021, the $350.0 million aggregate principal amount of its then outstanding 4.20% Senior Notes at a redemption price of $350.0 million plus a make-whole redemption premium of $6.7 million using proceeds from the Company’s 2.625% Senior Notes discussed above. In addition, the Company recognized the remaining $1.3 million of the pre-tax amount included in Accumulated other comprehensive loss in shareholders’ equity related to the interest rate exchange agreement associated with the 4.20% Senior Notes. The Company wrote off the remaining $0.1 million of deferred issuance costs and $0.1 million of the debt issuance discount associated with the 4.20% Senior Notes as well as $0.4 million of deferred taxes for a total loss on early debt redemption of $8.6 million, which was recorded within Other expense (income) - net in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2021.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at June 30, 2022 and December 31, 2021:

	Basis of Fair Value Measurements
	Balance at June 30, 2022	Level 1	Level 2	Level 3
Trading securities - mutual funds held in nonqualified SERP(1)	$9.5	$9.5	$—	$—
Available-for-sale securities - equities(2)	41.8	41.8	—	—

	Basis of Fair Value Measurements
	Balance at December 31, 2021	Level 1	Level 2	Level 3
Trading securities - mutual funds held in nonqualified SERP(1)	$11.6	$11.6	$—	$—
Available-for-sale securities - equities(2)	45.3	45.3	—	—

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants.

(2) At June 30, 2022 and December 31, 2021, the securities are included in Other current assets on the Company’s Condensed Consolidated Balance Sheets and are available for overnight cash settlement, if necessary, to fund current operations.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2022 or the year ended December 31, 2021.

The carrying values of the Company’s cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued expenses approximate fair value because of the short term nature of these instruments. At June 30, 2022 and December 31, 2021, the fair value of the outstanding indebtedness described in Note 10 based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,054.8 million and $1,219.9 million, respectively, compared to the carrying value of $1,198.8 million and $1,198.7 million, respectively. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to the Company’s rating.

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

Supplemental balance sheet information related to leases as of June 30, 2022 and December 31, 2021 was as follows:

	Balance Sheet Caption	June 30, 2022	December 31, 2021
Operating leases:
Building right-of-use assets - net	Other noncurrent assets	$103.2	$101.0
Equipment right-of-use assets - net	Other noncurrent assets	5.3	6.2
Total right-of-use assets - net		$108.5	$107.2
Operating leases:
Current lease liabilities	Accrued expenses	$18.6	$17.6
Noncurrent lease liabilities	Other noncurrent liabilities	94.2	93.4
Total lease liabilities		$112.8	$111.0

The components of lease cost for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost (1)	$9.0	$7.1	$16.4	$14.5
Variable lease cost	0.8	0.6	1.2	1.2
Total lease expense	$9.8	$7.7	$17.6	$15.7

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases for the six months ended June 30, 2022 and 2021 was as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$16.9	$13.6
Right-of-use assets obtained in exchange for new operating lease liabilities	9.3	6.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Other supplemental information related to leases as of June 30, 2022 and December 31, 2021 was as follows:

Lease Term and Discount Rate	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases - building and equipment	7.92	8.50
Operating leases - vehicles	2.21	2.34
Weighted-average discount rate:
Operating leases - building and equipment	3.19%	3.27%
Operating leases - vehicles	1.06%	1.08%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at June 30, 2022 have scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2022 (excluding the six months ended June 30, 2022)	$10.7
2023	20.5
2024	17.7
2025	16.0
2026	13.8
Thereafter	49.6
Total lease payments	128.3
Less: Imputed interest	(15.5)
Present value of lease liabilities	$112.8

13.    Restructuring Expenses and Asset Impairments

During the three and six months ended June 30, 2022 and 2021, the Company incurred restructuring costs to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. Restructuring costs include severance costs, exit costs and asset impairments and are included in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Income. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs.

2022 Initiative

During the three and six months ended June 30, 2022, the Company incurred restructuring costs primarily related to employee reductions.

Pre-tax restructuring expenses and asset impairments by segment for the three and six months ended June 30, 2022 were as follows:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2022
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$1.2	$0.3	$0.2	$1.7
Health & Science Technologies	0.1	—	—	0.1
Fire & Safety/Diversified Products	1.0	—	—	1.0
Corporate/Other	—	—	—	—
Total restructuring costs	$2.3	$0.3	$0.2	$2.8

	Six Months Ended June 30, 2022
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$1.5	$0.3	$0.2	$2.0
Health & Science Technologies	0.2	—	—	0.2
Fire & Safety/Diversified Products	1.0	—	—	1.0
Corporate/Other	0.2	—	—	0.2
Total restructuring costs	$2.9	$0.3	$0.2	$3.4

2021 Initiative

During the three and six months ended June 30, 2021, the Company incurred severance costs related to employee reductions. In addition, the Company consolidated certain facilities within the FMT segment, which resulted in impairment charges related to property, plant and equipment that was not relocated to the new locations.

Pre-tax restructuring expenses and asset impairments by segment for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$1.8	$—	$0.1	$1.9
Health & Science Technologies	0.5	—	—	0.5
Fire & Safety/Diversified Products	0.1	—	—	0.1
Corporate/Other	0.7	—	—	0.7
Total restructuring costs	$3.1	$—	$0.1	$3.2

	Six Months Ended June 30, 2021
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$2.6	$—	$0.2	$2.8
Health & Science Technologies	1.1	—	—	1.1
Fire & Safety/Diversified Products	0.2	—	—	0.2
Corporate/Other	1.3	—	—	1.3
Total restructuring costs	$5.2	$—	$0.2	$5.4

Restructuring accruals reflected in Accrued expenses in the Company’s Condensed Consolidated Balance Sheets are as follows:

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

Restructuring Initiatives
Balance at January 1, 2022	$2.8
Restructuring expenses	3.2
Payments, utilization and other	(3.1)
Balance at June 30, 2022	$2.9

14.    Other Comprehensive (Loss) Income

The components of Other comprehensive (loss) income are as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(81.9)	$—	$(81.9)	$20.3	$—	$20.3
Pension and other postretirement adjustments	1.1	(0.5)	0.6	12.0	(2.8)	9.2
Reclassification adjustments for derivatives	—	—	—	2.3	(0.5)	1.8
Total other comprehensive (loss) income	$(80.8)	$(0.5)	$(81.3)	$34.6	$(3.3)	$31.3

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(101.4)	$—	$(101.4)	$(28.2)	$—	$(28.2)
Pension and other postretirement adjustments	1.9	(0.7)	1.2	13.1	(3.1)	10.0
Reclassification adjustments for derivatives	—	—	—	3.2	(0.7)	2.5
Total other comprehensive loss	$(99.5)	$(0.7)	$(100.2)	$(11.9)	$(3.8)	$(15.7)

The amounts reclassified from Accumulated other comprehensive loss to net income during the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	Income Statement Caption
Pension and other postretirement plans:
Amortization of net (gain) loss	$1.1	$12.0	$1.9	$13.1	Other expense (income) - net
Total before tax	1.1	12.0	1.9	13.1
Provision for income taxes	(0.5)	(2.8)	(0.7)	(3.1)
Total net of tax	$0.6	$9.2	$1.2	$10.0
Derivatives:
Reclassification adjustments	$—	$2.3	$—	$3.2	Interest expense
Total before tax	—	2.3	—	3.2
Provision for income taxes	—	(0.5)	—	(0.7)
Total net of tax	$—	$1.8	$—	$2.5

In conjunction with the early redemption of the 4.20% Senior Notes discussed in Note 10, the Company recognized the remaining $1.3 million of the pre-tax amount included in Accumulated other comprehensive loss in shareholders’ equity related to the affiliated interest rate contract in Other expense (income) - net in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2021.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
15.    Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the six months ended June 30, 2022, the Company repurchased a total of 622,190 shares at a cost of $115.8 million, of which $5.4 million was settled in July 2022. There were no share repurchases during the six months ended June 30, 2021. As of June 30, 2022, the amount of share repurchase authorization remaining was $596.2 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average fair value of grants	$46.33	$43.89	$41.74	$38.63
Dividend yield	1.14%	0.94%	1.14%	1.01%
Volatility	25.39%	24.67%	25.15%	23.74%
Risk-free interest rate	2.98%	0.76% - 0.91%	1.85%	0.10% - 1.56%
Expected life (in years)	4.90	4.90	4.90	5.73

Total compensation cost for stock options is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$—	$0.1	$0.3	$0.3
Selling, general and administrative expenses	2.8	1.8	5.9	4.5
Total expense before income taxes	2.8	1.9	6.2	4.8
Income tax benefit	(0.2)	(0.1)	(0.5)	(0.4)
Total expense after income taxes	$2.6	$1.8	$5.7	$4.4

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

A summary of the Company’s stock option activity as of June 30, 2022 and changes during the six months ended June 30, 2022 are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in millions except weighted average price)
Outstanding at January 1, 2022	1,008,586	$147.60	6.97	$89.5
Granted	268,775	189.38
Exercised	(43,041)	120.69
Forfeited	(59,052)	180.68
Outstanding at June 30, 2022	1,175,268	$156.48	7.17	$35.7
Vested and expected to vest as of June 30, 2022	1,124,569	$154.99	7.08	$35.5
Exercisable at June 30, 2022	589,478	$126.79	5.55	$33.3

As of June 30, 2022, there was $15.0 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of June 30, 2022 and changes during the six months ended June 30, 2022 are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	107,475	$169.58
Granted	41,160	189.13
Vested	(24,428)	148.60
Forfeited	(8,570)	184.27
Unvested at June 30, 2022	115,637	$179.88

Total compensation cost for restricted stock is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$—	$—	$0.2	$0.2
Selling, general and administrative expenses	1.6	1.2	3.2	2.6
Total expense before income taxes	1.6	1.2	3.4	2.8
Income tax benefit	(0.2)	(0.3)	(0.6)	(0.6)
Total expense after income taxes	$1.4	$0.9	$2.8	$2.2

As of June 30, 2022, there was $10.9 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.2 years.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. Dividend equivalents are paid on certain cash-settled restricted stock awards. A summary of the Company’s unvested cash-settled restricted stock activity as of June 30, 2022 and changes during the six months ended June 30, 2022 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2022	57,949	$236.32
Granted	22,880	189.19
Vested	(19,362)	191.75
Forfeited	(4,062)	181.63
Unvested at June 30, 2022	57,405	$181.63

Total compensation (benefit) cost for cash-settled restricted stock is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$0.1	$0.2	$—	$0.4
Selling, general and administrative expenses	(0.5)	1.0	—	2.3
Total (benefit) expense before income taxes(1)	(0.4)	1.2	—	2.7
Income tax benefit	—	(0.1)	—	(0.2)
Total (benefit) expense after income taxes	$(0.4)	$1.1	$—	$2.5

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

As of June 30, 2022, there was $4.9 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.3 years.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

A summary of the Company’s performance share unit activity as of June 30, 2022 and changes during the six months ended June 30, 2022 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	52,025	$236.75
Granted	31,370	235.54
Vested	—
Forfeited	(8,080)	235.97
Unvested at June 30, 2022	75,315	$236.61

On December 31, 2021, 29,840 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2021, the Company achieved a 143% payout factor and issued 42,688 common shares in February 2022 for awards that vested in 2021.

Total compensation cost for performance share units is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	2.5	1.2	3.8	2.9
Total expense before income taxes	2.5	1.2	3.8	2.9
Income tax benefit	—	(0.1)	(0.1)	(0.1)
Total expense after income taxes	$2.5	$1.1	$3.7	$2.8

As of June 30, 2022, there was $8.5 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 0.9 years.

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

	Pension Benefits
	Three Months Ended June 30,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$0.1	$0.4	$0.1	$0.5
Interest cost	—	0.3	0.1	0.2
Expected return on plan assets	—	(0.3)	(0.6)	(0.3)
Settlement loss recognized	—	—	10.5	—
Net amortization	—	0.2	0.1	0.6
Net periodic cost	$0.1	$0.6	$10.2	$1.0

	Pension Benefits
	Six Months Ended June 30,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$0.1	$0.9	$0.1	$1.0
Interest cost	0.1	0.5	0.2	0.4
Expected return on plan assets	(0.1)	(0.6)	(0.8)	(0.5)
Settlement loss recognized	—	—	10.5	—
Net amortization	0.1	0.4	0.2	1.1
Net periodic (benefit) cost	$0.2	$1.2	$10.2	$2.0

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.2	0.1	0.3	0.2
Net amortization	(0.1)	(0.1)	(0.2)	(0.3)
Net periodic cost	$0.2	$0.1	$0.4	$0.2

The Company expects to contribute approximately $4.0 million to its defined benefit plans and $1.2 million to its other post-retirement benefit plans in 2022. During the first six months of 2022, the Company contributed a total of $2.6 million to fund these plans.

The IDEX Corporation Retirement Plan (“Plan”), a U.S. defined benefit plan, was terminated in May 2020. During the second quarter of 2021, the Company settled its remaining obligations under the Plan. The Company recognized a net loss of $9.7 million, which was recorded within Other expense (income) - net. The net loss consisted of $10.7 million related to previously deferred pension related costs, partially offset by $1.0 million related to an increase in plan assets remaining after the settlement. As of June 30, 2022, the Company has $4.4 million of surplus assets from the Plan included in Other current assets on the Company’s Condensed Consolidated Balance Sheets that will be used to fund the Company’s other retirement benefit plans over the next twelve months.

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

19.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $39.0 million for the three months ended June 30, 2022 from $27.7 million during the same period in 2021. The effective tax rate increased to 22.1% for the three months ended June 30, 2022 from 21.3% during the same period in 2021 primarily due to a decrease in the excess tax benefits related to share-based compensation.

The provision for income taxes increased to $79.5 million for the six months ended June 30, 2022 from $60.6 million during the same period in 2021. The effective tax rate of 22.2% for the six months ended June 30, 2022 increased compared with 22.0% during the same period in 2021 due to a decrease in the excess tax benefits related to share-based compensation.

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

During the six months ended June 30, 2022, the Company achieved record sales driven by robust demand. Teams continued to navigate the difficult economic environment arising from material availability and logistical challenges in order to deliver for customers. The Company expanded operating margin as its highly differentiated product portfolio enabled strong price capture amid inflation pressures and its focus on operational productivity yielded positive results. Finally, the Company deployed additional capital, both within its existing portfolio and with the acquisitions of Nexsight and KZValve to the IDEX family of businesses as well as through share repurchases.

Select key financial results for the three months ended June 30, 2022 when compared to the same period in the prior year are as follows:

•Sales of $796.1 million increased 16%; organic sales (which excludes acquisitions/divestitures and foreign currency translation) were up 12%.
•Operating income of $186.6 million increased 18%. Adjusted operating income increased 14% to $189.8 million.
•Operating margin of 23.4% was up 30 basis points. Adjusted operating margin decreased 60 basis points to 23.8%.
•Net income attributable to IDEX of $138.2 million increased 35%. Adjusted net income attributable to IDEX increased 15% to $153.6 million.
•Adjusted EBITDA of $219.2 million was 28% of sales.
•Diluted EPS attributable to IDEX of $1.81 increased $0.47, or 35%. Adjusted EPS attributable to IDEX of $2.02 increased $0.27, or 15%.

Select key financial results for the six months ended June 30, 2022 when compared to the same period in the prior year are as follows:

•Sales of $1.5 billion increased 16%; organic sales (which excludes acquisitions/divestitures and foreign currency translation) were up 12%.
•Operating income of $374.2 million increased 19%. Adjusted operating income increased 16% to $377.4 million.
•Operating margin of 24.2% was up 70 basis points. Adjusted operating margin increased 10 basis points to 24.4%.
•Net income attributable to IDEX of $278.2 million increased 29%. Adjusted net income attributable to IDEX increased 18% to $303.4 million.
•Adjusted EBITDA of $433.9 million was 28% of sales.
•Diluted EPS attributable to IDEX of $3.65 increased $0.84, or 30%. Adjusted EPS attributable to IDEX of $3.98 increased $0.62, or 18%.

•Cash flows provided by operating activities of $192.0 million were down due to increases in working capital, partially offset by higher earnings. Free cash flow of $160.3 million was 53% of adjusted net income attributable to IDEX.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations for the three and six months ended June 30, 2022 compared with the three and six months ended June 30, 2021.

Performance for the Three and Six Months Ended June 30, 2022 Compared with the Same Periods in 2021

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021	% / bps Change	2022	2021	% / bps Change
Net sales	$796.1	$686.0	16%	$1,547.2	$1,338.0	16%
Cost of sales	439.2	379.9	16%	847.8	739.3	15%
Gross profit	356.9	306.1	17%	699.4	598.7	17%
Gross margin	44.8%	44.6%	20 bps	45.2%	44.7%	50 bps
Selling, general and administrative expenses	167.5	144.6	16%	321.8	279.5	15%
Restructuring expenses and asset impairments	2.8	3.2	(13%)	3.4	5.4	(37%)
Operating income	186.6	158.3	18%	374.2	313.8	19%
Operating margin	23.4%	23.1%	30 bps	24.2%	23.5%	70 bps
Other expense (income) - net	—	17.2	(100%)	(2.3)	16.4	(114%)
Interest expense	9.5	11.2	(15%)	19.0	21.9	(13%)
Income before income taxes	177.1	129.9	36%	357.5	275.5	30%
Provision for income taxes	39.0	27.7	41%	79.5	60.6	31%
Effective tax rate	22.1%	21.3%	80 bps	22.2%	22.0%	20 bps
Net income attributable to IDEX	$138.2	$102.2	35%	$278.2	$214.9	29%
Diluted earnings per common share attributable to IDEX	$1.81	$1.34	35%	$3.65	$2.81	30%

Net Sales

Sales in the second quarter of 2022 increased 16%, reflecting a 12% increase in organic sales, a 7% increase from acquisitions (KZValve - May 2022, Nexsight - February 2022 and Airtech - June 2021) and a 3% unfavorable impact from foreign currency translation. Sales increased 31% domestically and 4% internationally, and sales to customers outside the U.S. were approximately 48% of total sales in the second quarter of 2022 compared to 54% during the same period in 2021.

Sales in the first six months of 2022 increased 16%, reflecting a 12% increase in organic sales, a 6% increase from acquisitions (KZValve - May 2022, Nexsight - February 2022, Airtech - June 2021 and ABEL - March 2021) and a 2% unfavorable impact from foreign currency translation. Sales increased 28% domestically and 5% internationally, and sales to customers outside the U.S. were approximately 49% of total sales in the first six months of 2022 compared to 54% during the same period in 2021.

Cost of Sales and Gross Margin

Cost of sales in both the three and six months ended June 30, 2022 increased due to higher sales volume, inflation and acquisitions. Both gross profit and gross margin increased primarily due to higher volume leverage and strong operational productivity together with favorable price/cost, partially offset by higher employee-related costs. Gross profit also increased as a result of acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in both the three and six months ended June 30, 2022 increased primarily due to the impact from acquisitions, including amortization as well as higher discretionary spending, resource investments and employee-related costs compared with the same periods in 2021. Additionally, the three and six months ended June 30, 2021 included a $3.9 million charge related to recording a contingent reserve for a Corporate transaction indemnity that did not reoccur in 2022.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments decreased in both the three and six months ended June 30, 2022 primarily due to lower severance benefits related to employee reductions.

Operating Income

Operating income for the second quarter of 2022 increased 18%, reflecting a 15% increase in organic operating income, a 5% increase from acquisitions (KZValve - May 2022, Nexsight - February 2022 and Airtech - June 2021) and a 1% favorable impact from lower restructuring costs, partially offset by a 3% unfavorable impact from foreign currency translation. The increase in operating income is attributable to the operating margin drivers discussed below.

Operating income for the first six months of 2022 increased 19%, reflecting a 17% increase in organic operating income, a 4% increase from acquisitions (KZValve - May 2022, Nexsight - February 2022, Airtech - June 2021 and ABEL - March 2021) and a 1% favorable impact from lower restructuring costs, partially offset by a 3% unfavorable impact from foreign currency translation. The increase in operating income is attributable to the operating margin drivers discussed below.

Operating Margin

Operating margin for the second quarter of 2022 increased 30 basis points, reflecting a 60 basis point increase in organic operating margin, a 10 basis point favorable impact from lower restructuring costs and a 10 basis point favorable impact from foreign currency translation, partially offset by a 50 basis point decrease due to acquisitions primarily driven by higher amortization. The increase in organic operating margin is primarily due to the gross margin drivers discussed above, partially offset by higher discretionary spending and resource investments.

Operating margin for the first six months of 2022 increased 70 basis points, reflecting a 90 basis point increase in organic operating margin and a 20 basis point favorable impact from lower restructuring costs, partially offset by a 40 basis point decrease due to acquisitions primarily driven by higher amortization. The increase in organic operating margin is primarily due to the gross margin drivers discussed above, partially offset by higher discretionary spending and resource investments.

Other Expense (Income) - Net

Other expense (income) - net decreased in both the three and six months ended June 30, 2022. The three and six months ended June 30, 2021 included a $9.7 million noncash loss related to the termination of the U.S. pension plan and an $8.6 million loss on early debt redemption. Additionally, the first six months of 2022 included $2.6 million of gains on the sale of assets.

Interest Expense

Interest expense decreased in both the three and six months ended June 30, 2022 primarily due to lower interest rates on the Company’s indebtedness, partially offset by an increase in the amount of debt outstanding compared with the same periods in 2021.

Income Taxes

The provision for income taxes increased in both the three and six months ended June 30, 2022 compared with the same periods in 2021 primarily due to higher earnings. The effective tax rate increased to 22.1% and 22.2% for the three and six months ended June 30, 2022, respectively, compared with 21.3% and 22.0% during the same periods in 2021. The increase in both periods is primarily due to a decrease in the excess tax benefits related to share-based compensation.

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

The table below illustrates the percentages of the share of sales and operating income contributed by each segment on the basis of total segments (not total Company) for the three and six months ended June 30, 2022.

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	FMT	HST	FSDP	IDEX	FMT	HST	FSDP	IDEX
Sales	38%	41%	21%	100%	37%	41%	22%	100%
Operating Income(1)	40%	41%	19%	100%	40%	41%	19%	100%

(1) Segment operating income excludes unallocated corporate operating expenses of $22.7 million and $39.6 million for the three and six months ended June 30, 2022, respectively.

Fluid & Metering Technologies Segment

	Three Months Ended June 30,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div(1)	Restructuring	Foreign Currency	Total
Net sales	$299.9	$251.3	19%	13%	9%	—	(3%)	19%
Operating income	82.9	63.5	31%	29%	3%	1%	(2%)	31%
Operating margin	27.7%	25.3%	240 bps	330 bps	(120) bps	20 bps	10 bps	240 bps

	Six Months Ended June 30,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div(1)(2)	Restructuring	Foreign Currency	Total
Net sales	$571.9	$494.6	16%	12%	6%	—	(2%)	16%
Operating income	163.3	126.4	29%	27%	2%	2%	(2%)	29%
Operating margin	28.6%	25.5%	310 bps	360 bps	(80) bps	30 bps	—	310 bps

(1) Acquisitions included KZValve - May 2022 and Nexsight - February 2022.
(2) Based on the timing of its acquisition, ABEL results for the first two months of 2022 are reflected in the acquisitions/divestitures column while the remaining year-over-year fluctuation is included in the organic column.

•The change in organic sales for both the three and six months ended June 30, 2022 was attributed to increases in the Pumps reporting unit due to continued favorable demand in the industrial market and a rebound in the energy market, in the Agriculture reporting unit due to favorable commodity prices and global demand for crops and in the Energy reporting unit due to a rebound in the refined fuel, liquefied petroleum gas and aviation markets.
•Sales in the second quarter of 2022 increased 30% domestically and 8% internationally. Sales to customers outside the U.S. were approximately 43% of total segment sales in the second quarter of 2022 compared with 48% during the same period in 2021.
•Sales in the first six months of 2022 increased 22% domestically and 8% internationally. Sales to customers outside the U.S. were approximately 44% of total segment sales in the first six months of 2022 compared with 47% during the same period in 2021.
•Operating margin of 27.7% for the second quarter of 2022 increased 240 basis points compared with 25.3% during the same period in 2021. The change in operating margin was attributed to the following:
◦Organic operating margin increased 330 basis points due to higher volume leverage and strong operational productivity together with favorable price/cost, partially offset by increases in employee-related costs, discretionary spending and resource investments.
◦Acquisitions negatively impacted operating margin by 120 basis points primarily due to:
▪Incremental intangible asset amortization of $2.0 million related to the Nexsight and KZValve acquisitions, which unfavorably impacted operating margin by 60 basis points; and
▪The dilutive impact from the Nexsight and KZValve acquisitions on overall FMT operating margin.
◦Lower restructuring costs favorably impacted operating margin by 20 basis points.
◦Foreign currency translation favorably impacted operating margin by 10 basis points.
•Operating margin of 28.6% for the first six months of 2022 increased 310 basis points compared with 25.5% during the same period in 2021. The change in operating margin was attributed to the following:
◦Organic operating margin increased 360 basis points due to higher volume leverage and strong operational productivity together with favorable price/cost and positive mix, partially offset by increases in employee-related costs, discretionary spending and resource investments.
◦Acquisitions negatively impacted operating margin by 80 basis points primarily due to:
▪Incremental intangible asset amortization of $2.5 million related to the ABEL, Nexsight and KZValve acquisitions, which unfavorably impacted operating margin by 50 basis points; and
▪The dilutive impact from the ABEL, Nexsight and KZValve acquisitions on overall FMT operating margin.
◦Lower restructuring costs favorably impacted operating margin by 30 basis points.

Health & Science Technologies Segment

	Three Months Ended June 30,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div(1)	Restructuring	Foreign Currency	Total
Net sales	$326.0	$275.0	19%	12%	10%	—	(3%)	19%
Operating income	86.5	76.0	14%	7%	8%	1%	(2%)	14%
Operating margin	26.5%	27.6%	(110) bps	(90) bps	(60) bps	10 bps	30 bps	(110) bps

	Six Months Ended June 30,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div(1)	Restructuring	Foreign Currency	Total
Net sales	$641.2	$525.4	22%	14%	11%	—	(3%)	22%
Operating income	170.1	142.6	19%	12%	8%	1%	(2%)	19%
Operating margin	26.5%	27.1%	(60) bps	(30) bps	(70) bps	20 bps	20 bps	(60) bps

(1) Acquisitions included Airtech in June 2021.

•The change in organic sales for both the three and six months ended June 30, 2022 was attributed to increases in the Scientific Fluidics & Optics reporting unit due to strong market demand across analytical instrumentation, life sciences, core diagnostics and semiconductor markets as well as targeted growth initiatives tied to satellite broadband. Additionally, increases in the Sealing Solutions reporting unit were driven by strong demand in the semiconductor, oil and gas and industrial markets and increases in the Performance Pneumatics Technologies reporting unit were driven by strength in the industrial market as well as price capture.
•Sales in the second quarter of 2022 increased 39% domestically and 5% internationally. Sales to customers outside the U.S. were approximately 52% of total segment sales in the second quarter of 2022 compared with 59% during the same period in 2021.
•Sales in the first six months of 2022 increased 49% domestically and 4% internationally. Sales to customers outside the U.S. were approximately 52% of total segment sales in the first six months of 2022 compared with 61% during the same period in 2021.
•Operating margin of 26.5% for the second quarter of 2022 decreased 110 basis points compared with 27.6% during the same period in 2021. The change in operating margin was attributed to the following:
◦Organic operating margin decreased 90 basis points as higher volume leverage and favorable price/cost were more than offset by higher employee-related costs, resource investments and discretionary spending.
◦Acquisitions negatively impacted operating margin by 60 basis points as the contributions of the Airtech business were more than offset by incremental intangible asset amortization of $3.9 million, which unfavorably impacted operating margin by 130 basis points.
◦Lower restructuring costs favorably impacted operating margin by 10 basis points.
◦Foreign currency translation favorably impacted operating margin by 30 basis points.
•Operating margin of 26.5% for the first six months of 2022 decreased 60 basis points compared with 27.1% during the same period in 2021. The change in operating margin was attributed to the following:
◦Organic operating margin decreased 30 basis points due to higher volume leverage and favorable price/cost which were more than offset by higher employee-related costs, resource investments and discretionary spending.
◦Acquisitions negatively impacted operating margin by 70 basis points as the contributions of the Airtech business were more than offset by incremental intangible asset amortization of $7.9 million, which unfavorably impacted operating margin by 130 basis points.
◦Lower restructuring costs favorably impacted operating margin by 20 basis points.
◦Foreign currency translation favorably impacted operating margin by 20 basis points.

Fire & Safety/Diversified Products Segment

	Three Months Ended June 30,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div	Restructuring	Foreign Currency	Total
Net sales	$171.2	$160.8	7%	11%	—	—	(4%)	7%
Operating income	39.9	42.8	(7%)	(1%)	—	(2%)	(4%)	(7%)
Operating margin	23.3%	26.6%	(330) bps	(290) bps	—	(50) bps	10 bps	(330) bps

	Six Months Ended June 30,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div	Restructuring	Foreign Currency	Total
Net sales	$335.9	$320.3	5%	8%	—	—	(3%)	5%
Operating income	80.4	87.4	(8%)	(3%)	—	(1%)	(4%)	(8%)
Operating margin	23.9%	27.3%	(340) bps	(310) bps	—	(20) bps	(10) bps	(340) bps

•The change in organic sales for both the three and six months ended June 30, 2022 was driven by an increase in the Dispensing reporting unit due to North American project volume and strong demand in the paint market. Additionally, increases in the Fire & Safety reporting unit were due to targeted growth initiatives and increases in the BAND-IT reporting unit were due to strong performance in the transportation, energy and industrial markets.
•Sales in the second quarter of 2022 increased 18% domestically but decreased 3% internationally. Sales to customers outside the U.S. were approximately 50% of total segment sales in the second quarter of 2022 compared with 55% during the same period in 2021.
•Sales in the first six months of 2022 increased 10% domestically and 1% internationally. Sales to customers outside the U.S. were approximately 52% of total segment sales in the first six months of 2022 compared with 54% during the same period in 2021.
•Operating margin of 23.3% for the second quarter of 2022 decreased 330 basis points compared with 26.6% during the same period in 2021. The change in operating margin was attributed to the following:
◦Organic operating margin decreased 290 basis points due to higher employee-related costs and discretionary spending as well as compressed price/cost due to long-term original equipment manufacturer contracts, partially offset by higher volume and positive mix.
◦Higher restructuring costs unfavorably impacted operating margin by 50 basis points.
◦Foreign currency translation favorably impacted operating margin by 10 basis points.
•Operating margin of 23.9% for the first six months of 2022 decreased 340 basis points compared with 27.3% during the same period in 2021. The change in operating margin was attributed to the following:
◦Organic operating margin decreased 310 basis points due to higher discretionary spending and employee-related costs as well as compressed price/cost due to long-term original equipment manufacturer contracts, partially offset by higher volume.
◦Higher restructuring costs unfavorably impacted operating margin by 20 basis points.
◦Foreign currency translation unfavorably impacted operating margin by 10 basis points.

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

At June 30, 2022, working capital was $1,037.5 million and the Company’s current ratio was 3.0 to 1. At June 30, 2022, the Company’s cash and cash equivalents totaled $557.8 million, of which $473.5 million was held outside of the United States. As of June 30, 2022, there was no balance outstanding under the Revolving Facility and $7.2 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $792.8 million. The Company believes that additional borrowings through various financing alternatives remain available, if required.

Cash Flow Summary

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(In millions)	2022	2021
Net cash flows provided by (used in):
Operating activities	$192.0	$245.6
Investing activities	(260.1)	(609.3)
Financing activities	(197.1)	64.0

Operating Activities

Cash flows provided by operating activities decreased $53.6 million to $192.0 million, primarily due to increases in working capital discussed below, partially offset by higher earnings.

Operating working capital, calculated as accounts receivable plus inventory minus accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details operating working capital as of June 30, 2022 and December 31, 2021:

(In millions)	June 30, 2022	December 31, 2021
Receivables - net	$425.7	$356.4
Inventories	457.4	370.4
Less: Trade accounts payable	214.4	178.8
Operating working capital	$668.7	$548.0

Operating working capital increased $120.7 million to $668.7 million at June 30, 2022, with acquisition, divestiture and foreign currency translation impacts driving a net $34.3 million of the increase. Excluding these impacts, accounts receivable increased $47.7 million as a result of higher volume; inventories increased $62.4 million to support production amid supply chain difficulties; and trade accounts payable increased $23.7 million due to higher inventory purchases.

Investing Activities

Cash flows used in investing activities decreased $349.2 million to $260.1 million, primarily due to lower cash outflows for acquisitions with the addition of KZValve and Nexsight in 2022 compared to Airtech and ABEL in 2021 and higher proceeds from asset sales in 2022 compared to 2021.

Financing Activities

Cash flows used in financing activities in the six months ended June 30, 2022 were $197.1 million compared to cash flows provided by financing activities of $64.0 million in the prior year period. During 2022, the Company repurchased 622,190 shares at a cost of $115.8 million, of which $5.4 million did not settle until July, and paid $86.9 million in dividends. During 2021, the Company issued $500.0 million of 2.625% Senior Notes, redeemed $350.0 million of 4.20% Senior Notes and paid $79.2 million in dividends.

Free Cash Flow

The Company believes free cash flow, a non-GAAP measure, is an important measure of performance because it provides a measurement of cash generated from operations that is available for payment obligations such as planned capital expenditures, interest and principal payments on all borrowings and quarterly dividend payments to holders of the Company’s common stock as well as for funding acquisitions and share repurchases. Free cash flow is calculated as cash flows provided by operating activities less capital expenditures.

The following table reconciles free cash flow to cash flows provided by operating activities:

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Cash flows provided by operating activities	$192.0	$245.6
Less: Capital expenditures	(31.7)	(30.6)
Free cash flow	$160.3	$215.0
Free cash flow as a percent of adjusted net income attributable to IDEX(1)	52.8%	83.7%

(1) Free cash flow as a percent of adjusted net income attributable to IDEX reflects the impact of excluding acquisition-related intangible asset amortization, net of related taxes, from adjusted net income attributable to IDEX in both periods presented.

The decrease in free cash flow as compared to 2021 is due to the increases in working capital discussed above, which more than offset higher earnings.

Cash Requirements

Capital Expenditures

Capital expenditures are generally expenditures for machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Cash flows from operations were more than adequate to fund capital expenditures of $31.7 million and $30.6 million in the first six months of 2022 and 2021, respectively. The Company believes it has sufficient operating cash flow to continue to meet current obligations and invest in planned capital expenditures.

Share Repurchases

During the six months ended June 30, 2022, the Company repurchased 622,190 shares at a cost of $115.8 million, of which $5.4 million did not settle until July. There were no share repurchases during the six months ended June 30, 2021. As of

June 30, 2022, the amount of share repurchase authorization remaining was $596.2 million. For additional information regarding the Company’s share repurchase program, refer to Note 15 in the Notes to Condensed Consolidated Financial Statements.

Subsequent to June 30, 2022 and through July 22, 2022, the Company has repurchased 140,112 shares at a cost of $25.8 million.

Covenants

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility, the 3.20% Senior Notes and the 3.37% Senior Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At June 30, 2022, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 23.38 to 1 for covenant calculation purposes and the leverage ratio was 1.40 to 1. There are no financial covenants relating to the 2.625% Senior Notes or the 3.00% Senior Notes; however, both are subject to cross-default provisions.

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

Non-GAAP Disclosures

Set forth below are reconciliations of each of Organic sales, Adjusted gross profit (and adjusted gross margin), Adjusted operating income (and adjusted operating margin), Adjusted net income attributable to IDEX, Adjusted diluted earnings per share (“EPS”) attributable to IDEX, Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA to its respective most directly comparable U.S. GAAP measure. Management uses these metrics to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as fair value inventory step-up charges, restructuring expenses and asset impairments, gains on sales of assets, a charge related to recording a contingent reserve for a Corporate transaction indemnity, the loss on early debt redemption and the noncash loss related to the termination of the U.S. pension plan. Adjusted net income attributable to IDEX and Adjusted diluted EPS attributable to IDEX also exclude acquisition-related intangible asset amortization. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making. The reconciliation of segment EBITDA and Adjusted segment EBITDA to net income was performed on a consolidated basis due to the fact that the Company does not allocate consolidated interest expense or the consolidated provision for income taxes to its segments.

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

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	Three Months Ended June 30, 2022
	FMT	HST	FSDP	IDEX
Change in net sales	19%	19%	7%	16%
- Net impact from acquisitions/divestitures	9%	10%	—	7%
- Impact on foreign currency	(3%)	(3%)	(4%)	(3%)
Change in organic net sales	13%	12%	11%	12%

	Six Months Ended June 30, 2022
	FMT	HST	FSDP	IDEX
Change in net sales	16%	22%	5%	16%
- Net impact from acquisitions/divestitures	6%	11%	—	6%
- Impact from foreign currency	(2%)	(3%)	(3%)	(2%)
Change in organic net sales	12%	14%	8%	12%

2. Reconciliations of Reported-to-Adjusted Gross Profit and Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross profit	$356.9	$306.1	$699.4	$598.7
+ Fair value inventory step-up charges	0.4	1.8	0.4	2.5
Adjusted gross profit	$357.3	$307.9	$699.8	$601.2

Net sales	$796.1	$686.0	$1,547.2	$1,338.0

Gross margin	44.8%	44.6%	45.2%	44.7%
Adjusted gross margin	44.9%	44.9%	45.2%	44.9%

3. Reconciliations of Reported-to-Adjusted Operating Income and Margin

	Three Months Ended June 30,
	2022					2021
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$82.9	$86.5	$39.9	$(22.7)	$186.6	$63.5	$76.0	$42.8	$(24.0)	$158.3
+ Restructuring expenses and asset impairments	1.7	0.1	1.0	—	2.8	1.9	0.5	0.1	0.7	3.2
+ Fair value inventory step-up charges	0.4	—	—	—	0.4	1.8	—	—	—	1.8
+ Corporate transaction indemnity	—	—	—	—	—	—	—	—	3.9	3.9
Adjusted operating income (loss)	$85.0	$86.6	$40.9	$(22.7)	$189.8	$67.2	$76.5	$42.9	$(19.4)	$167.2

Net sales (eliminations)	$299.9	$326.0	$171.2	$(1.0)	$796.1	$251.3	$275.0	$160.8	$(1.1)	$686.0

Reported operating margin	27.7%	26.5%	23.3%	n/m	23.4%	25.3%	27.6%	26.6%	n/m	23.1%
Adjusted operating margin	28.4%	26.5%	23.9%	n/m	23.8%	26.7%	27.8%	26.7%	n/m	24.4%

	Six Months Ended June 30,
	2022					2021
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$163.3	$170.1	$80.4	$(39.6)	$374.2	$126.4	$142.6	$87.4	$(42.6)	$313.8
+ Restructuring expenses and asset impairments	1.7	0.1	1.0	—	2.8	2.8	1.1	0.2	1.3	5.4
+ Fair value inventory step-up charges	0.4	—	—	—	0.4	2.5	—	—	—	2.5
+ Corporate transaction indemnity	—	—	—	—	—	—	—	—	3.9	3.9
Adjusted operating income (loss)	$165.4	$170.2	$81.4	$(39.6)	$377.4	$131.7	$143.7	$87.6	$(37.4)	$325.6

Net sales (eliminations)	$571.9	$641.2	$335.9	$(1.8)	$1,547.2	$494.6	$525.4	$320.3	$(2.3)	$1,338.0

Reported operating margin	28.6%	26.5%	23.9%	n/m	24.2%	25.5%	27.1%	27.3%	n/m	23.5%
Adjusted operating margin	28.9%	26.5%	24.2%	n/m	24.4%	26.6%	27.3%	27.3%	n/m	24.3%

4. Reconciliations of Reported-to-Adjusted Net Income and Diluted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reported net income attributable to IDEX	$138.2	$102.2	$278.2	$214.9
+ Restructuring expenses and asset impairments	2.8	3.2	2.8	5.4
+ Tax impact on restructuring expenses and asset impairments	(0.7)	(0.9)	(0.7)	(1.4)
+ Fair value inventory step-up charges	0.4	1.8	0.4	2.5
+ Tax impact on fair value inventory step-up charges	(0.1)	(0.5)	(0.1)	(0.7)
- Gains on sales of assets	—	—	(2.7)	—
+ Tax impact on gains on sales of assets	—	—	0.6	—
+ Corporate transaction indemnity	—	3.9	—	3.9
+ Tax impact on Corporate transaction indemnity	—	(0.9)	—	(0.9)
+ Loss on early debt redemption	—	8.6	—	8.6
+ Tax impact on loss on early debt redemption	—	(1.8)	—	(1.8)
+ Termination of the U.S. pension plan	—	9.7	—	9.7
+ Tax impact on termination of the U.S. pension plan	—	(2.1)	—	(2.1)
+ Acquisition-related intangible asset amortization	16.9	13.5	32.2	24.5
+ Tax impact on acquisition-related intangible asset amortization	(3.9)	(3.1)	(7.3)	(5.6)
Adjusted net income attributable to IDEX	$153.6	$133.6	$303.4	$257.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reported diluted EPS attributable to IDEX	$1.81	$1.34	$3.65	$2.81
+ Restructuring expenses and asset impairments	0.04	0.04	0.04	0.07
+ Tax impact on restructuring expenses and asset impairments	(0.01)	(0.01)	(0.01)	(0.02)
+ Fair value inventory step-up charges	—	0.02	—	0.03
+ Tax impact on fair value inventory step-up charges	—	(0.01)	—	(0.01)
- Gains on sales of assets	—	—	(0.03)	—
+ Tax impact on gains on sales of assets	—	—	0.01	—
+ Corporate transaction indemnity	—	0.05	—	0.05
+ Tax impact on Corporate transaction indemnity	—	(0.01)	—	(0.01)
+ Loss on early debt redemption	—	0.11	—	0.11
+ Tax impact on loss on early debt redemption	—	(0.02)	—	(0.02)
+ Termination of the U.S. pension plan	—	0.13	—	0.13
+ Tax impact on termination of the U.S. pension plan	—	(0.03)	—	(0.03)
+ Acquisition-related intangible asset amortization	0.22	0.18	0.42	0.32
+ Tax impact on acquisition-related intangible asset amortization	(0.04)	(0.04)	(0.10)	(0.07)
Adjusted diluted EPS attributable to IDEX	$2.02	$1.75	$3.98	$3.36

Diluted weighted average shares outstanding	76.1	76.4	76.2	76.4

5. Reconciliations of EBITDA to Net Income

	Three Months Ended June 30,
	2022					2021
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$82.9	$86.5	$39.9	$(22.7)	$186.6	$63.5	$76.0	$42.8	$(24.0)	$158.3
+ Other income (expense), net	0.2	1.2	0.5	(1.9)	—	(5.6)	(0.3)	(2.1)	(9.2)	(17.2)
+ Depreciation and amortization	9.8	15.8	3.7	0.1	29.4	7.9	12.6	3.8	0.1	24.4
EBITDA	92.9	103.5	44.1	(24.5)	216.0	65.8	88.3	44.5	(33.1)	165.5
- Interest expense					9.5					11.2
- Provision for income taxes					39.0					27.7
- Depreciation and amortization					29.4					24.4
Reported net income					$138.1					$102.2

Net sales (eliminations)	$299.9	$326.0	$171.2	$(1.0)	$796.1	$251.3	$275.0	$160.8	$(1.1)	$686.0

Reported operating margin	27.7%	26.5%	23.3%	n/m	23.4%	25.3%	27.6%	26.6%	n/m	23.1%
EBITDA margin	31.0%	31.8%	25.8%	n/m	27.1%	26.2%	32.1%	27.7%	n/m	24.1%
EBITDA interest coverage					22.7					14.8

	Six Months Ended June 30,
	2022					2021
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$163.3	$170.1	$80.4	$(39.6)	$374.2	$126.4	$142.6	$87.4	$(42.6)	$313.8
+ Other income (expense), net	1.8	1.4	2.1	(3.0)	2.3	(5.6)	0.1	(1.8)	(9.1)	(16.4)
+ Depreciation and amortization	17.4	31.8	7.5	0.2	56.9	15.0	23.1	7.7	0.2	46.0
EBITDA	182.5	203.3	90.0	(42.4)	433.4	135.8	165.8	93.3	(51.5)	343.4
- Interest expense					19.0					21.9
- Provision for income taxes					79.5					60.6
- Depreciation and amortization					56.9					46.0
Reported net income					$278.0					$214.9

Net sales (eliminations)	$571.9	$641.2	$335.9	$(1.8)	$1,547.2	$494.6	$525.4	$320.3	$(2.3)	$1,338.0

Reported operating margin	28.6%	26.5%	23.9%	n/m	24.2%	25.5%	27.1%	27.3%	n/m	23.5%
EBITDA margin	31.9%	31.7%	26.8%	n/m	28.0%	27.5%	31.5%	29.1%	n/m	25.7%
EBITDA interest coverage					22.8					15.6

6. Reconciliations of EBITDA to Adjusted EBITDA

	Three Months Ended June 30,
	2022					2021
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$92.9	$103.5	$44.1	$(24.5)	$216.0	$65.8	$88.3	$44.5	$(33.1)	$165.5
+ Restructuring expenses and asset impairments	1.7	0.1	1.0	—	2.8	1.9	0.5	0.1	0.7	3.2
+ Fair value inventory step-up charges	0.4	—	—	—	0.4	1.8	—	—	—	1.8
+ Corporate transaction indemnity	—	—	—	—	—	—	—	—	3.9	3.9
+ Loss on early debt redemption	—	—	—	—	—	—	—	—	8.6	8.6
+ Termination of the U.S. pension plan	—	—	—	—	—	6.3	—	1.8	1.6	9.7
Adjusted EBITDA	$95.0	$103.6	$45.1	$(24.5)	$219.2	$75.8	$88.8	$46.4	$(18.3)	$192.7

Adjusted EBITDA margin	31.7%	31.8%	26.4%	n/m	27.5%	30.2%	32.2%	28.9%	n/m	28.1%
Adjusted EBITDA interest coverage					23.0					17.2

	Six Months Ended June 30,
	2022					2021
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$182.5	$203.3	$90.0	$(42.4)	$433.4	$135.8	$165.8	$93.3	$(51.5)	$343.4
+ Restructuring expenses and asset impairments	1.7	0.1	1.0	—	2.8	2.8	1.1	0.2	1.3	5.4
+ Fair value inventory step-up charges	0.4	—	—	—	0.4	2.5	—	—	—	2.5
- Gains on sales of assets	(1.2)	—	(1.5)	—	(2.7)	—	—	—	—	—
+ Corporate transaction indemnity	—	—	—	—	—	—	—	—	3.9	3.9
+ Loss on early debt redemption	—	—	—	—	—	—	—	—	8.6	8.6
+ Termination of the U.S. pension plan	—	—	—	—	—	6.3	—	1.8	1.6	9.7
Adjusted EBITDA	$183.4	$203.4	$89.5	$(42.4)	$433.9	$147.4	$166.9	$95.3	$(36.1)	$373.5

Adjusted EBITDA margin	32.1%	31.7%	26.6%	n/m	28.0%	29.8%	31.7%	29.8%	n/m	27.9%
Adjusted EBITDA interest coverage					22.8					17.0

(1) EBITDA, a non-GAAP financial measure, is reconciled to net income, its most directly comparable U.S. GAAP financial measure, immediately above in Table 5.

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Results of Operations” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s expected organic sales growth and expected earnings per share, and the assumptions underlying these expectations, anticipated future acquisition behavior and capital deployment, availability of cash and financing alternatives, the intent to refinance or repay the Notes using the available borrowing capacity of the Revolving Facility, the anticipated benefits of the Company’s acquisitions, including the acquisitions of Airtech, Nexsight, KZValve and ABEL, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: the impact of health epidemics and pandemics, including the COVID-19 pandemic, and the impact of related governmental actions, on the Company’s ability to operate its business and facilities, on its customers, on supply chains and on the U.S. and global economy generally; economic and political consequences resulting from terrorist attacks and wars, including Russia's invasion of Ukraine and the global response to this invasion, which, along with the ongoing effects of the COVID-19 pandemic, could have an adverse impact on the Company's business by creating disruptions in the global supply chain and by potentially having an adverse impact on the global economy; levels of industrial activity and economic conditions in the U.S. and other countries around the world, including uncertainties in the financial markets; pricing pressures, including inflation and rising interest rates, and other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company’s results; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; interest rates; capacity utilization and the effect this has on costs; labor markets; supply chain backlogs, including risks affecting component availability, labor inefficiencies and freight logistical challenges; market conditions and material costs; risks related to environmental, social and corporate governance (“ESG”) issues, including those related to climate change and sustainability; and developments with respect to contingencies, such as litigation and environmental matters. Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section included in the Company’s most recent annual report on Form 10-K and the Company’s subsequent quarterly reports filed with the Securities and Exchange Commission (“SEC”) and the other risks discussed in the Company’s filings with the SEC. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates as well as inflationary factors. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of June 30, 2022, the Company did not have any derivative instruments outstanding.

Foreign Currency Exchange Rates

The Company’s foreign currency exchange rate risk is limited principally to the Euro, Swiss Franc, British Pound, Canadian Dollar, Indian Rupee, Chinese Renminbi and Swedish Krona. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. Foreign currency transaction gains and losses are reported within Other expense (income) - net in the Condensed Consolidated Statements of Operations.

Interest Rate Fluctuations

The Company does not have significant interest rate exposure due to all of the $1,200.1 million of debt outstanding as of June 30, 2022 being fixed rate debt. The Company’s Revolving Facility bears interest at either an alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. At June 30, 2022, there was no balance outstanding under the Revolving Facility.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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

In addition, the Company and seven of its subsidiaries are presently named as defendants in a number of lawsuits claiming various asbestos-related personal injuries, allegedly as a result of exposure to products manufactured with components that contained asbestos. These components were acquired from third party suppliers and were not manufactured by the Company or any of the defendant subsidiaries. To date, the majority of the Company’s settlements and legal costs, except for costs of coordination, administration, insurance investigation and a portion of defense costs, have been covered in full by insurance, subject to applicable deductibles. However, the Company cannot predict whether and to what extent insurance will be available to continue to cover these settlements and legal costs, or how insurers may respond to claims that are tendered to them. Asbestos-related claims have been filed in jurisdictions throughout the United States and the United Kingdom. Most of the claims resolved to date have been dismissed without payment. The balance of the claims have been settled for various immaterial amounts. Only one case has been tried, resulting in a verdict for the Company’s business unit. No provision has been made in the financial statements of the Company, other than for insurance deductibles in the ordinary course, and the Company does not currently believe the asbestos-related claims will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes with respect to risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2022 to April 30, 2022	78,662	$192.89	78,662	$668,574,300
May 1, 2022 to May 31, 2022	146,406	186.16	146,406	641,319,438
June 1, 2022 to June 30, 2022	249,622	180.82	249,622	596,182,072
Total	474,690	$184.47	474,690	$596,182,072

(1)On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date.

Item 6.    Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Income, (iv) the Condensed Consolidated Statements of Comprehensive Income, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: July 27, 2022