Form 10-Q
period 2022-09-30
IDEX CORP /DE/
filed 2022-10-26
CIK 832101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission file number 1-10235
IDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware				36-3555336
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3100 Sanders Road,	Suite 301,	Northbrook,	Illinois	60062
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code: (847) 498-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	IEX	New York Stock Exchange
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
Yes  ☐   No  ☑
Number of shares of common stock of IDEX Corporation outstanding as of October 21, 2022: 75,421,109.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$680.7	$855.4
Receivables, less allowance for doubtful accounts of $8.0 at September 30, 2022 and $7.2 at December 31, 2021	406.1	356.4
Inventories	455.3	370.4
Other current assets	92.9	95.8
Total current assets	1,635.0	1,678.0
Property, plant and equipment - net	303.5	327.3
Goodwill	2,191.2	2,167.7
Intangible assets - net	628.6	597.3
Other noncurrent assets	134.3	146.9
Total assets	$4,892.6	$4,917.2
LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$196.6	$178.8
Accrued expenses	264.6	259.8
Dividends payable	45.3	41.4
Total current liabilities	506.5	480.0
Long-term borrowings	1,191.1	1,190.3
Deferred income taxes	185.7	196.4
Other noncurrent liabilities	206.7	247.4
Total liabilities	2,090.0	2,114.1
Commitments and contingencies
Shareholders’ equity
Preferred stock:
Authorized: 5,000,000 shares, $.01 per share par value; Issued: None	—	—
Common stock:
Authorized: 150,000,000 shares, $.01 per share par value
Issued: 90,071,346 shares at September 30, 2022 and 90,067,996 shares at December 31, 2021	0.9	0.9
Additional paid-in capital	812.0	795.6
Retained earnings	3,447.1	3,126.5
Treasury stock at cost: 14,543,722 shares at September 30, 2022 and 13,872,555 shares at December 31, 2021	(1,193.1)	(1,050.3)
Accumulated other comprehensive loss	(264.1)	(69.6)
Total shareholders’ equity	2,802.8	2,803.1
Noncontrolling interest	(0.2)	—
Total equity	2,802.6	2,803.1
Total liabilities and equity	$4,892.6	$4,917.2
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$824.0	$712.0	$2,371.2	$2,050.0
Cost of sales	442.2	400.4	1,290.0	1,139.7
Gross profit	381.8	311.6	1,081.2	910.3
Selling, general and administrative expenses	161.9	147.2	483.7	426.7
Restructuring expenses and asset impairments	17.7	3.2	21.1	8.6
Operating income	202.2	161.2	576.4	475.0
Gain on sale of business	(34.8)	—	(34.8)	—
Other (income) expense - net	(1.0)	0.6	(3.3)	17.0
Interest expense	9.6	9.5	28.6	31.4
Income before income taxes	228.4	151.1	585.9	426.6
Provision for income taxes	49.7	35.4	129.2	96.0
Net income	178.7	115.7	456.7	330.6
Net loss attributable to noncontrolling interest	—	—	0.2	—
Net income attributable to IDEX	$178.7	$115.7	$456.9	$330.6

Earnings per common share:
Basic earnings per common share attributable to IDEX	$2.37	$1.52	$6.02	$4.35
Diluted earnings per common share attributable to IDEX	$2.36	$1.51	$6.00	$4.33

Share data:
Basic weighted average common shares outstanding	75.4	76.0	75.8	76.0
Diluted weighted average common shares outstanding	75.8	76.5	76.1	76.4
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$178.7	$115.7	$456.7	$330.6
Other comprehensive loss:
Reclassification adjustments for derivatives, net of tax	—	—	—	2.5
Pension and other postretirement adjustments, net of tax	0.6	0.8	1.8	10.8
Cumulative translation adjustment	(94.9)	(28.7)	(196.3)	(56.9)
Other comprehensive loss	(94.3)	(27.9)	(194.5)	(43.6)
Comprehensive income	84.4	87.8	262.2	287.0
Comprehensive loss attributable to noncontrolling interest	—	—	0.2	—
Comprehensive income attributable to IDEX	$84.4	$87.8	$262.4	$287.0
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

			Accumulated Other Comprehensive Loss
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	$796.5	$3,126.5	$(62.2)	$(7.4)	$(1,050.3)	$2,803.1	$—	$2,803.1
Net income (loss)	—	140.0	—	—	—	140.0	(0.1)	139.9
Cumulative translation adjustment	—	—	(19.5)	—	—	(19.5)	—	(19.5)
Net change in retirement obligations (net of tax of $0.2)	—	—	—	0.6	—	0.6	—	0.6
Issuance of 73,755 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $1.7)	—	—	—	—	1.4	1.4	—	1.4
Repurchase of 147,500 shares of common stock	—	—	—	—	(28.3)	(28.3)		(28.3)
Shares surrendered for tax withholding	—	—	—	—	(4.9)	(4.9)	—	(4.9)
Share-based compensation	6.6	—	—	—	—	6.6	—	6.6
Balance, March 31, 2022	$803.1	$3,266.5	$(81.7)	$(6.8)	$(1,082.1)	$2,899.0	$(0.1)	$2,898.9
Net income (loss)	—	138.2	—	—	—	138.2	(0.1)	138.1
Cumulative translation adjustment	—	—	(81.9)	—	—	(81.9)		(81.9)
Net change in retirement obligations (net of tax of $0.5)	—	—	—	0.6	—	0.6	—	0.6
Issuance of 42,408 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $0.4)	—	—	—	—	3.8	3.8	—	3.8
Repurchase of 474,690 shares of common stock	—	—	—	—	(87.5)	(87.5)	—	(87.5)
Share-based compensation	6.9	—	—	—	—	6.9	—	6.9
Cash dividends declared - $1.20 per common share outstanding	—	(90.9)	—	—	—	(90.9)	—	(90.9)
Balance, June 30, 2022	$810.0	$3,313.8	$(163.6)	$(6.2)	$(1,165.8)	$2,788.2	$(0.2)	$2,788.0
Net income	—	178.7	—	—	—	178.7	—	$178.7
Cumulative translation adjustment	—	—	(94.9)	—	—	(94.9)		(94.9)
Net change in retirement obligations (net of tax of $—)	—	—	—	0.6	—	0.6	—	0.6
Issuance of 28,152 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $0.4)	—	—	—	—	3.8	3.8	—	3.8
Repurchase of 166,433 shares of common stock	—	—	—	—	(30.9)	(30.9)	—	(30.9)
Shares surrendered for tax withholding	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Share-based compensation	2.9	—	—	—	—	2.9	—	2.9
Cash dividends declared - $0.60 per common share outstanding	—	(45.4)	—	—	—	(45.4)	—	(45.4)
Balance, September 30, 2022	$812.9	$3,447.1	$(258.5)	$(5.6)	$(1,193.1)	$2,802.8	$(0.2)	$2,802.6

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Dollars in millions)
(unaudited)

			Accumulated Other Comprehensive Loss
	Common Stock and Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Retirement Benefits Adjustment	Cumulative Unrealized Gain (Loss) on Derivatives	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	$776.1	$2,841.5	$13.4	$(24.4)	$(2.5)	$(1,063.9)	$2,540.2	$0.1	$2,540.3
Net income	—	112.7	—	—	—	—	112.7	—	112.7
Cumulative translation adjustment	—	—	(48.5)	—	—	—	(48.5)	—	(48.5)
Net change in retirement obligations (net of tax of $0.3)	—	—	—	0.8	—	—	0.8	—	0.8
Net change on derivatives designated as cash flow hedges (net of tax of $0.2)	—	—	—	—	0.7	—	0.7	—	0.7
Issuance of 106,122 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $1.9)	—	—	—	—	—	3.2	3.2	—	3.2
Shares surrendered for tax withholding	—	—	—	—	—	(5.4)	(5.4)	—	(5.4)
Share-based compensation	6.2	—	—	—	—	—	6.2	—	6.2
Balance, March 31, 2021	$782.3	$2,954.2	$(35.1)	$(23.6)	$(1.8)	$(1,066.1)	$2,609.9	$0.1	$2,610.0
Net income	—	102.2	—	—	—	—	102.2	—	102.2
Cumulative translation adjustment	—	—	20.3	—	—	—	20.3	—	20.3
Net change in retirement obligations (net of tax of $2.8)	—	—	—	9.2	—	—	9.2	—	9.2
Net change on derivatives designated as cash flow hedges (net of tax of $0.5)	—	—	—	—	1.8	—	1.8	—	1.8
Issuance of 67,476 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $0.6)	—	—	—	—	—	7.5	7.5	—	7.5
Shares surrendered for tax withholding	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Share-based compensation	4.3	—	—	—	—	—	4.3	—	4.3
Cash dividends declared - $1.08 per common share outstanding	—	(82.3)	—	—	—	—	(82.3)	—	(82.3)
Balance, June 30, 2021	$786.6	$2,974.1	$(14.8)	$(14.4)	$—	$(1,058.7)	$2,672.8	$0.1	$2,672.9
Net income	—	115.7	—	—	—	—	115.7		115.7
Cumulative translation adjustment	—	—	(28.7)	—	—	—	(28.7)	—	(28.7)
Net change in retirement obligations (net of tax of $0.3)	—	—	—	0.8	—	—	0.8	—	0.8
Issuance of 34,390 shares of common stock from issuance of unvested shares, performance share units and exercise of stock options (net of tax of $0.2)	—	—	—	—	—	1.8	1.8	—	1.8
Shares surrendered for tax withholding	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Share-based compensation	4.9	—	—	—	—	—	4.9	—	4.9
Cash dividends declared - $0.54 per common share outstanding	—	(41.0)	—	—	—	—	(41.0)	—	(41.0)
Balance, September 30, 2021	$791.5	$3,048.8	$(43.5)	$(13.6)	$—	$(1,057.0)	$2,726.2	$0.1	$2,726.3

See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$456.7	$330.6
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(3.0)	—
Gain on sale of business	(34.8)	—
Asset impairments	17.0	0.8
Depreciation and amortization	37.0	32.3
Amortization of intangible assets	49.2	40.7
Amortization of debt issuance expenses	1.2	1.4
Share-based compensation expense	16.4	15.4
Deferred income taxes	0.2	(7.1)
Non-cash interest expense associated with forward starting swaps	—	3.3
Termination of the U.S. pension plan	—	9.7
Changes in (net of the effect from acquisitions/divestitures and foreign exchange):
Receivables	(62.5)	(59.2)
Inventories	(99.6)	(28.1)
Other current assets	(4.8)	6.0
Trade accounts payable	25.6	21.0
Deferred revenue	(24.7)	14.8
Accrued expenses	13.1	18.9
Other - net	3.1	1.7
Net cash flows provided by operating activities	390.1	402.2
Cash flows from investing activities
Purchases of property, plant and equipment	(48.0)	(45.5)
Acquisition of businesses, net of cash acquired	(232.6)	(575.6)
Note receivable from collaborative partner	—	(4.2)
Proceeds from disposal of fixed assets	7.0	0.2
Proceeds from sale of business, net of cash remitted	49.4	—
Other - net	(0.2)	0.9
Net cash flows used in investing activities	(224.4)	(624.2)
Cash flows from financing activities
Borrowings under revolving credit facilities	40.0	—
Payments under revolving credit facilities	(40.0)	—
Proceeds from issuance of long-term borrowings	—	499.4
Payment of long-term borrowings	—	(350.0)
Payment of make-whole redemption premium	—	(6.7)
Debt issuance costs	—	(4.6)
Dividends paid	(132.2)	(120.3)
Proceeds from stock option exercises	9.0	12.5
Repurchases of common stock	(146.3)	—
Shares surrendered for tax withholding	(5.1)	(5.6)
Other - net	—	(0.1)
Net cash flows (used in) provided by financing activities	(274.6)	24.6
Effect of exchange rate changes on cash and cash equivalents	(65.8)	(22.0)
Net decrease in cash	(174.7)	(219.4)
Cash and cash equivalents at beginning of year	855.4	1,025.9
Cash and cash equivalents at end of period	$680.7	$806.5

Supplemental cash flow information
Cash paid for:
Interest	$18.9	$17.8
Income taxes	129.5	93.9
See Notes to Condensed Consolidated Financial Statements

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The Condensed Consolidated Financial Statements of IDEX Corporation (“IDEX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, that the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire year.

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

2.    Acquisitions and Divestitures

All of the Company’s acquisitions of businesses have been accounted for under ASC 805, Business Combinations. Accordingly, the assets and liabilities of the acquired companies, after adjustments to reflect the fair values assigned to assets and liabilities, have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The results of operations of ABEL Pumps, L.P. and certain of its affiliates (“ABEL”), Airtech Group, Inc., US Valve Corporation and related entities (“Airtech”), Nexsight, LLC and its businesses Envirosight, WinCan, MyTana and Pipeline Renewal Technologies (“Nexsight”) and KZ CO. (“KZValve”) have been included in the Company’s Condensed Consolidated Financial Statements since the dates of acquisition on March 10, 2021, June 14, 2021, February 28, 2022 and May 2, 2022, respectively. The results of operations of Knight LLC (“Knight”) have been included in the Company’s Condensed Consolidated Financial Statements through the date of disposition on September 9, 2022. Supplemental pro forma information has not been provided as the acquisitions and divestiture did not have a material impact on the Company’s Condensed Consolidated Financial Statements individually or in the aggregate.

2022 Acquisitions

Nexsight

On February 28, 2022, the Company acquired Nexsight in a partial stock and asset acquisition. Nexsight complements and creates synergies with the Company’s existing iPEK and ADS business units that design and create sewer crawlers, inspection and monitoring systems and software applications that allow teams to identify, anticipate and correct wastewater system issues remotely. Headquartered in Randolph, New Jersey, Nexsight operates in the Company’s Water reporting unit within the Fluid

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
& Metering Technologies (“FMT”) segment. Nexsight was acquired for cash consideration of $112.5 million. The entire purchase price was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $56.2 million and $49.8 million, respectively. The goodwill is partially deductible for tax purposes.

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$16.6
Property, plant and equipment	2.0
Goodwill	56.2
Intangible assets	49.8
Other noncurrent assets	4.4
Total assets acquired	129.0
Current liabilities	(11.2)
Deferred income taxes	(1.0)
Other noncurrent liabilities	(4.3)
Net assets acquired(1)	$112.5

(1) During the third quarter of 2022, the Company obtained additional information about the assets and liabilities acquired that required a $2.2 million adjustment to reduce the purchase price of the Nexsight business.

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

KZValve

On May 2, 2022, the Company acquired KZValve in an asset acquisition. KZValve is a leading manufacturer of electric valves and controllers used primarily in agricultural applications. KZValve will augment and expand IDEX’s agricultural portfolio, complementing Banjo’s current fluid management solutions for these applications. Headquartered in Greenwood, Nebraska, KZValve operates in the Company’s Agriculture reporting unit within the FMT segment. KZValve was acquired for cash consideration of $120.1 million. The entire purchase was funded with cash on hand. Goodwill and intangible assets recognized as part of this transaction were $56.5 million and $52.0 million, respectively. The goodwill is deductible for tax purposes.

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Total
Current assets, net of cash acquired	$9.7
Property, plant and equipment	1.8
Goodwill	56.5
Intangible assets	52.0
Deferred income taxes	0.1
Other noncurrent assets	1.0
Total assets acquired	121.1
Current liabilities	(1.0)
Net assets acquired(1)	$120.1

(1) During the third quarter of 2022, the Company obtained additional information about the assets and liabilities acquired that required a $0.1 million adjustment to reduce the purchase price of the KZValve business.

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

The Company incurred $2.7 million and $5.3 million of acquisition-related transaction costs during the three and nine months ended September 30, 2022, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also recorded $0.1 million and $0.3 million of fair value inventory step-up charges associated with the completed 2022 acquisitions of Nexsight and KZValve, respectively, in Cost of sales during the nine months ended September 30, 2022.

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

The Company incurred $0.7 million and $4.4 million of acquisition-related costs during the three and nine months ended September 30, 2021, respectively. These costs were recorded in Selling, general and administrative expenses and were related to completed transactions, pending transactions and potential transactions, including transactions that ultimately were not completed. The Company also recorded a $2.5 million fair value inventory step-up charge associated with the completed 2021 acquisition of ABEL in Cost of sales during the nine months ended September 30, 2021 and a $9.1 million fair value inventory step-up charge associated with the completed 2021 acquisition of Airtech in Cost of sales during the three and nine months ended September 30, 2021.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Divestitures

The Company periodically reviews its operations for businesses which may no longer be aligned with its strategic objectives and its focus on core businesses and customers. Any resulting gain or loss recognized due to divestitures is recorded within Gain on sale of business in the Condensed Consolidated Statements of Income.

On September 9, 2022, the Company completed the sale of Knight for proceeds of $49.4 million, net of cash remitted, resulting in a pre-tax gain on the sale of $34.8 million. Additionally, the Company recorded $5.5 million of income tax expense associated with this transaction as Provision for income taxes in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2022. The results of Knight were reported within the FMT segment. The Company concluded that this divestiture did not meet the criteria for reporting the results of Knight as a discontinued operation.

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales
Fluid & Metering Technologies
External customers	$307.4	$251.3	$878.8	$745.2
Intersegment sales	0.2	—	0.7	0.7
Total segment sales	307.6	251.3	879.5	745.9
Health & Science Technologies
External customers	344.3	301.6	984.3	825.4
Intersegment sales	0.7	0.7	1.9	2.3
Total segment sales	345.0	302.3	986.2	827.7
Fire & Safety/Diversified Products
External customers	172.3	159.1	508.1	479.4
Intersegment sales	0.1	—	0.2	—
Total segment sales	172.4	159.1	508.3	479.4
Intersegment elimination	(1.0)	(0.7)	(2.8)	(3.0)
Total net sales	$824.0	$712.0	$2,371.2	$2,050.0
Operating income (loss) (1)
Fluid & Metering Technologies	$94.5	$69.0	$257.8	$195.4
Health & Science Technologies	85.6	70.4	255.7	213.0
Fire & Safety/Diversified Products	43.6	39.1	124.0	126.5
Corporate office and other	(21.5)	(17.3)	(61.1)	(59.9)
Total operating income	$202.2	$161.2	$576.4	$475.0

	September 30, 2022	December 31, 2021
Assets
Fluid & Metering Technologies	$1,708.9	$1,458.8
Health & Science Technologies	2,069.2	2,138.3
Fire & Safety/Diversified Products	885.1	892.5
Corporate office and other	229.4	427.6
Total assets	$4,892.6	$4,917.2

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

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

Revenue by reporting unit for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pumps	$102.6	$90.0	$304.5	$261.4
Water	82.1	64.8	228.1	189.0
Energy	51.3	40.5	144.3	125.9
Agriculture	42.1	26.9	112.5	78.0
Valves	29.5	29.1	90.1	91.6
Intersegment elimination	(0.2)	—	(0.7)	(0.7)
Fluid & Metering Technologies	307.4	251.3	878.8	745.2
Scientific Fluidics & Optics(1)	172.4	131.2	462.8	376.0
Sealing Solutions	64.9	67.7	203.1	202.4
Performance Pneumatic Technologies	64.1	62.2	191.2	125.4
Material Processing Technologies	34.6	32.7	103.1	99.1
Micropump	9.0	8.5	26.0	24.8
Intersegment elimination	(0.7)	(0.7)	(1.9)	(2.3)
Health & Science Technologies	344.3	301.6	984.3	825.4
Fire & Safety	100.6	92.3	296.1	287.1
Dispensing	42.8	41.7	128.2	117.5
BAND-IT	29.0	25.1	84.0	74.8
Intersegment elimination	(0.1)	—	(0.2)	—
Fire & Safety/Diversified Products	172.3	159.1	508.1	479.4
Total net sales	$824.0	$712.0	$2,371.2	$2,050.0

(1) The three and nine months ended September 30, 2022 include the acceleration of $17.9 million of previously deferred revenue related to a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 13 for further detail.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Revenue by geographical region for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30, 2022
	FMT	HST	FSDP	IDEX
U.S.(1)	$178.4	$175.0	$93.5	$446.9
North America, excluding U.S.	20.4	3.3	8.4	32.1
Europe(1)	47.2	93.0	36.8	177.0
Asia	39.1	67.4	25.4	131.9
Other(2)	22.5	6.3	8.3	37.1
Intersegment elimination	(0.2)	(0.7)	(0.1)	(1.0)
Total net sales	$307.4	$344.3	$172.3	$824.0

	Three Months Ended September 30, 2021
	FMT	HST	FSDP	IDEX
U.S.	$137.0	$148.2	$80.0	$365.2
North America, excluding U.S.	13.7	5.2	7.2	26.1
Europe	48.8	86.5	39.9	175.2
Asia	36.9	60.0	24.4	121.3
Other(2)	14.9	2.4	7.6	24.9
Intersegment elimination	—	(0.7)	—	(0.7)
Total net sales	$251.3	$301.6	$159.1	$712.0

	Nine Months Ended September 30, 2022
	FMT	HST	FSDP	IDEX
U.S.(1)	$498.9	$484.7	$255.0	$1,238.6
North America, excluding U.S.	54.3	20.3	27.8	102.4
Europe(1)	147.7	276.8	123.8	548.3
Asia	116.8	187.0	75.4	379.2
Other(2)	61.8	17.4	26.3	105.5
Intersegment elimination	(0.7)	(1.9)	(0.2)	(2.8)
Total net sales	$878.8	$984.3	$508.1	$2,371.2

	Nine Months Ended September 30, 2021
	FMT	HST	FSDP	IDEX
U.S.	$399.1	$355.8	$227.3	$982.2
North America, excluding U.S.	42.6	16.7	22.6	81.9
Europe	150.1	258.8	127.9	536.8
Asia	108.5	179.0	78.1	365.6
Other(2)	45.6	17.4	23.5	86.5
Intersegment elimination	(0.7)	(2.3)	—	(3.0)
Total net sales	$745.2	$825.4	$479.4	$2,050.0

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
(1) Includes the acceleration of $17.9 million of previously deferred revenue related to a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application, of which $9.5 million was recognized in the U.S. and $8.4 million was recognized in Europe in both the three and nine months ended September 30, 2022. See Note 13 for further detail.

(2) Other includes: South America, Middle East, Australia and Africa.

Performance Obligations

The Company’s performance obligations are satisfied either at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time approximated 96% of total revenues in both the three and nine months ended September 30, 2022 and 95% of total revenues in both the three and nine months ended September 30, 2021. Revenue from products and services transferred to customers over time approximated 4% of total revenues in both the three and nine months ended September 30, 2022 and 5% of total revenues in both the three and nine months ended September 30, 2021.

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

The composition of customer receivables was as follows:

	September 30, 2022	December 31, 2021
Billed receivables	$393.0	$344.0
Unbilled receivables	9.2	10.9
Total customer receivables	$402.2	$354.9

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

The composition of Deferred revenue was as follows:

	September 30, 2022	December 31, 2021
Deferred revenue - current	$45.2	$49.0
Deferred revenue - noncurrent	14.6	32.2
Total deferred revenue(1)	$59.8	$81.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
(1) The balance as of September 30, 2022 has been reduced by the acceleration of previously deferred revenue of $17.9 million related to a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 13 for further detail.

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

Basic weighted average shares outstanding reconciles to diluted weighted average shares outstanding as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	75.4	76.0	75.8	76.0
Dilutive effect of stock options, restricted stock and performance share units	0.4	0.5	0.3	0.4
Diluted weighted average common shares outstanding	75.8	76.5	76.1	76.4

Options to purchase approximately 0.5 million and 0.3 million shares of common stock for the three months ended September 30, 2022 and 2021, respectively, and 0.5 million and 0.3 million shares of common stock for the nine months ended September 30, 2022 and 2021, respectively, were not included in the computation of diluted EPS attributable to IDEX because the effect of their inclusion would have been antidilutive.

6.    Inventories

The components of inventories as of September 30, 2022 and December 31, 2021 were:

	September 30, 2022	December 31, 2021
Raw materials and component parts	$287.5	$229.4
Work in process	49.9	47.4
Finished goods	117.9	93.6
Total inventories	$455.3	$370.4

Inventories are stated at the lower of cost or net realizable value. Cost, which includes material, labor and overhead, is determined on a first in, first out basis.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2022, by reportable business segment, were as follows:

	FMT	HST	FSDP	IDEX
Goodwill	$701.7	$1,264.3	$402.3	$2,368.3
Accumulated goodwill impairment losses	(20.7)	(149.8)	(30.1)	(200.6)
Balance at December 31, 2021	681.0	1,114.5	372.2	2,167.7
Foreign currency translation	(18.7)	(45.4)	(20.7)	(84.8)
Acquisitions	112.7	—	—	112.7
Acquisition adjustments	0.3	0.9	—	1.2
Disposition of business	(5.6)	—	—	(5.6)
Balance at September 30, 2022	$769.7	$1,070.0	$351.5	$2,191.2

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first nine months of 2022, there were no events or circumstances that would have required an interim impairment test. Annually, on October 31, goodwill and other acquired intangible assets with indefinite lives are tested for impairment. Based on the results of the Company’s annual impairment test at October 31, 2021, all reporting units had fair values in excess of their carrying values.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2022 and December 31, 2021:

	At September 30, 2022				At December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$2.9	$(1.8)	$1.1	10	$3.2	$(2.0)	$1.2
Trade names	153.7	(76.8)	76.9	15	140.9	(72.4)	68.5
Customer relationships	541.4	(166.7)	374.7	13	495.9	(144.2)	351.7
Unpatented technology	141.2	(60.3)	80.9	13	143.8	(58.8)	85.0
Software	4.5	(0.4)	4.1	5	—	—	—
Total amortized intangible assets	843.7	(306.0)	537.7		783.8	(277.4)	506.4
Indefinite-lived intangible assets:
Banjo trade name	62.1	—	62.1		62.1	—	62.1
Akron Brass trade name	28.8	—	28.8		28.8	—	28.8
Total intangible assets	$934.6	$(306.0)	$628.6		$874.7	$(277.4)	$597.3

The Banjo trade name and the Akron Brass trade name are indefinite-lived intangible assets which are tested for impairment on an annual basis in accordance with ASC 350 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the Company’s annual impairment test at October 31, 2021, these indefinite-lived intangible assets had fair values in excess of their carrying values. In the first nine months of 2022, there were no events or circumstances that would have required an interim impairment test on these indefinite-lived intangible assets.

Amortization of intangible assets was $17.0 million and $49.2 million for the three and nine months ended September 30, 2022, respectively. Amortization of intangible assets was $16.2 million and $40.7 million for the three and nine months ended

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
September 30, 2021, respectively. Based on the intangible asset balances as of September 30, 2022, amortization expense is expected to approximate $16.8 million for the remaining three months of 2022, $64.6 million in 2023, $60.2 million in 2024, $58.7 million in 2025 and $56.8 million in 2026.

8.    Accrued Expenses

The components of accrued expenses as of September 30, 2022 and December 31, 2021 were:

	September 30, 2022	December 31, 2021
Payroll and related items	$87.1	$91.5
Management incentive compensation	22.5	25.0
Income taxes payable	22.1	17.9
Insurance	11.3	11.0
Warranty	8.4	7.6
Deferred revenue(1)	45.2	49.0
Lease liability	18.2	17.6
Restructuring	1.4	2.8
Accrued interest	12.0	3.6
Pension and retiree medical obligations	3.5	3.5
Other	32.9	30.3
Total accrued expenses	$264.6	$259.8

(1) The balance as of September 30, 2022 has been reduced by the acceleration of previously deferred revenue of $3.2 million related to a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 13 for further detail.

9.    Other Noncurrent Liabilities

The components of other noncurrent liabilities as of September 30, 2022 and December 31, 2021 were:

	September 30, 2022	December 31, 2021
Pension and retiree medical obligations	$74.9	$82.2
Transition tax payable	9.1	14.1
Deferred revenue(1)	14.6	32.2
Lease liability	89.8	93.4
Other	18.3	25.5
Total other noncurrent liabilities	$206.7	$247.4

(1) The balance as of September 30, 2022 has been reduced by the acceleration of previously deferred revenue of $14.7 million related to a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 13 for further detail.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
10.    Borrowings

Borrowings at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
3.20% Senior Notes, due June 2023(1)	$100.0	$100.0
3.37% Senior Notes, due June 2025	100.0	100.0
3.00% Senior Notes, due May 2030	500.0	500.0
2.625% Senior Notes, due June 2031	500.0	500.0
$800.0 million revolving credit facility, due May 2024 (“Revolving Facility”)(2)	—	—
Other borrowings	0.1	0.1
Total borrowings	1,200.1	1,200.1
Less deferred debt issuance costs	7.7	8.4
Less unaccreted debt discount	1.3	1.4
Total long-term borrowings	$1,191.1	$1,190.3

(1) As of September 30, 2022, the $100.0 million 3.20% Senior Notes, due in June 2023, have not been classified as short-term borrowings on the Condensed Consolidated Balance Sheets as the Company has the ability and intent to either refinance or repay the Notes using the available borrowing capacity of the Revolving Facility, due May 2024. As a result, the 3.20% Senior Notes remain classified as long-term borrowings in the Condensed Consolidated Balance Sheets as of September 30, 2022.

(2) At September 30, 2022, there was no balance outstanding under the Revolving Facility and $6.5 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility at September 30, 2022 of approximately $793.5 million.

At September 30, 2022, the Company was in compliance with covenants contained in the credit agreement associated with the Revolving Facility as well as other long-term debt agreements.

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

On May 17, 2021, the Company provided notice of its election to redeem early, on June 16, 2021, the $350.0 million aggregate principal amount of its then outstanding 4.20% Senior Notes at a redemption price of $350.0 million plus a make-whole redemption premium of $6.7 million using proceeds from the Company’s 2.625% Senior Notes discussed above. In addition, the Company recognized the remaining $1.3 million of the pre-tax amount included in Accumulated other comprehensive loss in shareholders’ equity related to the interest rate exchange agreement associated with the 4.20% Senior Notes. The Company wrote off the remaining $0.1 million of deferred issuance costs and $0.1 million of the debt issuance discount associated with the 4.20% Senior Notes as well as $0.4 million of deferred taxes for a total loss on early debt redemption of $8.6 million, which was recorded within Other (income) expense - net in the Condensed Consolidated Statements of Income during the nine months ended September 30, 2021.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the balance sheets at September 30, 2022 and December 31, 2021:

	Basis of Fair Value Measurements
	Balance at September 30, 2022	Level 1	Level 2	Level 3
Trading securities - mutual funds held in nonqualified SERP(1)	$7.1	$7.1	$—	$—
Available-for-sale securities - equities(2)	38.8	38.8	—	—

	Basis of Fair Value Measurements
	Balance at December 31, 2021	Level 1	Level 2	Level 3
Trading securities - mutual funds held in nonqualified SERP(1)	$11.6	$11.6	$—	$—
Available-for-sale securities - equities(2)	45.3	45.3	—	—

(1) The Supplemental Executive Retirement Plan (“SERP”) investment assets are offset by a SERP liability which represents the Company’s obligation to distribute SERP funds to participants.

(2) At September 30, 2022 and December 31, 2021, the securities are included in Other current assets on the Company’s Condensed Consolidated Balance Sheets and are available for overnight cash settlement, if necessary, to fund current operations.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2022 or the year ended December 31, 2021.

The carrying values of the Company’s cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued expenses approximate fair value because of the short term nature of these instruments. At September 30, 2022 and December 31, 2021, the fair value of the outstanding indebtedness described in Note 10 based on quoted market prices and current market rates for debt with similar credit risk and maturity was approximately $1,024.2 million and $1,219.9 million, respectively, compared to the carrying value of $1,198.8 million and $1,198.7 million, respectively. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions to entities with a credit rating similar to the Company’s rating.

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

Supplemental balance sheet information related to leases as of September 30, 2022 and December 31, 2021 was as follows:

	Balance Sheet Caption	September 30, 2022	December 31, 2021
Operating leases:
Building right-of-use assets - net	Other noncurrent assets	$99.0	$101.0
Equipment right-of-use assets - net	Other noncurrent assets	4.7	6.2
Total right-of-use assets - net		$103.7	$107.2
Operating leases:
Current lease liabilities	Accrued expenses	$18.2	$17.6
Noncurrent lease liabilities	Other noncurrent liabilities	89.8	93.4
Total lease liabilities		$108.0	$111.0

The components of lease cost for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost (1)	$11.4	$9.3	$27.8	$23.8
Variable lease cost	0.6	0.7	1.8	1.9
Total lease expense	$12.0	$10.0	$29.6	$25.7

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$28.1	$23.1
Right-of-use assets obtained in exchange for new operating lease liabilities	7.1	13.9

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Other supplemental information related to leases as of September 30, 2022 and December 31, 2021 was as follows:

Lease Term and Discount Rate	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases - building and equipment	7.78	8.50
Operating leases - vehicles	2.11	2.34
Weighted-average discount rate:
Operating leases - building and equipment	3.24%	3.27%
Operating leases - vehicles	1.16%	1.08%

The Company uses its incremental borrowing rate to determine the present value of the lease payments.

Total lease liabilities at September 30, 2022 have scheduled maturities as follows:

Maturity of Lease Liabilities	Operating Leases
2022 (excluding the nine months ended September 30, 2022)	$5.3
2023	20.3
2024	17.6
2025	16.1
2026	14.0
Thereafter	49.3
Total lease payments	122.6
Less: Imputed interest	(14.6)
Present value of lease liabilities	$108.0

13.    Restructuring Expenses and Asset Impairments

During the three and nine months ended September 30, 2022 and 2021, the Company incurred restructuring costs to facilitate long-term sustainable growth through cost reduction actions, consisting of employee reductions, facility rationalization and contract termination costs. Restructuring costs include severance costs, exit costs and asset impairments and are included in Restructuring expenses and asset impairments in the Condensed Consolidated Statements of Income. Severance costs primarily consist of severance benefits through payroll continuation, COBRA subsidies, outplacement services, conditional separation costs and employer tax liabilities, while exit costs primarily consist of lease exit and contract termination costs.

2022 Initiative

During the three and nine months ended September 30, 2022, the restructuring costs incurred by the Company primarily related to asset impairments. In addition, the Company also incurred severance costs related to employee reductions.

In the second quarter of 2020, the Company engaged in the development of a COVID-19 testing application with a customer at one of its businesses in the HST segment. As part of this contract, the customer fully funded the $28.7 million investment needed to complete the development and production of microfluidic cartridges during 2020 and 2021. The costs incurred by the Company were primarily recorded as Property, plant & equipment – net in the Condensed Consolidated Balance Sheets and were being depreciated over the expected life of the assets, while the reimbursement was recorded as Deferred revenue in the Condensed Consolidated Balance Sheets and was being recognized as units were shipped.

In the third quarter of 2022, the Company was informed by the customer of its decision to discontinue further investment in commercializing its COVID-19 testing application. This event was deemed a triggering event, which required an interim impairment test be performed on the Property, plant & equipment related to this contract, resulting in an impairment charge of $16.8 million that was recorded as Restructuring expenses and asset impairments in the Condensed Consolidated Statements of

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Income during three and nine months ended September 30, 2022. In addition, the Company accelerated previously deferred revenue of $17.9 million related to units that are no longer expected to be shipped and recorded it as Net sales in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2022.

Pre-tax restructuring expenses and asset impairments by segment for the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30, 2022
	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$0.1	$—	$—	$0.1
Health & Science Technologies	0.4	—	16.8	17.2
Fire & Safety/Diversified Products	0.4	—	—	0.4
Corporate/Other	—	—	—	—
Total restructuring costs	$0.9	$—	$16.8	$17.7

	Nine Months Ended September 30, 2022
	Severance Costs	Exit Costs	Asset Impairments	Total
Fluid & Metering Technologies	$1.6	$0.3	$0.2	$2.1
Health & Science Technologies	0.6	—	16.8	17.4
Fire & Safety/Diversified Products	1.4	—	—	1.4
Corporate/Other	0.2	—	—	0.2
Total restructuring costs	$3.8	$0.3	$17.0	$21.1

2021 Initiative

During the three and nine months ended September 30, 2021, the Company incurred severance costs related to employee reductions. In addition, the Company consolidated certain facilities within the FMT segment, which resulted in impairment charges related to property, plant and equipment that was not relocated to the new locations.

Pre-tax restructuring expenses and asset impairments by segment for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30, 2021
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$1.4	$—	$0.6	$2.0
Health & Science Technologies	0.6	—	—	0.6
Fire & Safety/Diversified Products	(0.1)	—	—	(0.1)
Corporate/Other	0.7	—	—	0.7
Total restructuring costs	$2.6	$—	$0.6	$3.2

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

	Nine Months Ended September 30, 2021
	Severance Costs	Exit Costs	Asset Impairment	Total
Fluid & Metering Technologies	$4.0	$—	$0.8	$4.8
Health & Science Technologies	1.7	—	—	1.7
Fire & Safety/Diversified Products	0.1	—	—	0.1
Corporate/Other	2.0	—	—	2.0
Total restructuring costs	$7.8	$—	$0.8	$8.6

Restructuring accruals reflected in Accrued expenses in the Company’s Condensed Consolidated Balance Sheets are as follows:

Restructuring Initiatives
Balance at January 1, 2022	$2.8
Restructuring expenses	4.1
Payments, utilization and other	(5.5)
Balance at September 30, 2022	$1.4

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
14.    Other Comprehensive Loss

The components of Other comprehensive loss are as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(94.9)	$—	$(94.9)	$(28.7)	$—	$(28.7)
Pension and other postretirement adjustments	0.6	—	0.6	1.1	(0.3)	0.8
Total other comprehensive loss	$(94.3)	$—	$(94.3)	$(27.6)	$(0.3)	$(27.9)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Cumulative translation adjustment	$(196.3)	$—	$(196.3)	$(56.9)	$—	$(56.9)
Pension and other postretirement adjustments	2.5	(0.7)	1.8	14.2	(3.4)	10.8
Reclassification adjustments for derivatives	—	—	—	3.2	(0.7)	2.5
Total other comprehensive loss	$(193.8)	$(0.7)	$(194.5)	$(39.5)	$(4.1)	$(43.6)

The amounts reclassified from Accumulated other comprehensive loss to net income during the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	Income Statement Caption
Pension and other postretirement plans:
Amortization of net (gain) loss	$0.6	$1.1	$2.5	$14.2	Other (income) expense - net
Total before tax	0.6	1.1	2.5	14.2
Provision for income taxes	—	(0.3)	(0.7)	(3.4)
Total net of tax	$0.6	$0.8	$1.8	$10.8
Derivatives:
Reclassification adjustments	$—	$—	$—	$3.2	Interest expense
Total before tax	—	—	—	3.2
Provision for income taxes	—	—	—	(0.7)
Total net of tax	$—	$—	$—	$2.5

In conjunction with the early redemption of the 4.20% Senior Notes discussed in Note 10, the Company recognized the remaining $1.3 million of the pre-tax amount included in Accumulated other comprehensive loss in shareholders’ equity related to the affiliated interest rate contract in Other (income) expense - net in the Condensed Consolidated Statements of Income during the nine months ended September 30, 2021.

15.    Share Repurchases

On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date. Repurchases under the program will be funded with future cash flow generation or borrowings available under the Revolving Facility. During the nine months ended September 30, 2022, the Company repurchased a total of 788,623 shares at a cost of $146.8 million, of which $0.5 million was settled in October 2022. There were no share repurchases during the nine months ended September 30, 2021. As of September 30, 2022, the amount of share repurchase authorization remaining was $565.2 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average fair value of grants	$52.91	$45.44	$41.90	$38.86
Dividend yield	1.16%	0.96%	1.14%	1.01%
Volatility	25.99%	24.60%	25.16%	23.77%
Risk-free interest rate	3.35%	0.71% - 0.82%	1.87%	0.12% - 1.54%
Expected life (in years)	4.90	4.90	4.90	5.70

Total compensation cost for stock options is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$0.1	$0.1	$0.4	$0.4
Selling, general and administrative expenses	0.7	1.8	6.6	6.3
Total expense before income taxes	0.8	1.9	7.0	6.7
Income tax benefit	(0.1)	(0.2)	(0.6)	(0.6)
Total expense after income taxes	$0.7	$1.7	$6.4	$6.1

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)

A summary of the Company’s stock option activity as of September 30, 2022 and changes during the nine months ended September 30, 2022 are presented in the following table:

Stock Options	Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in millions except weighted average price)
Outstanding at January 1, 2022	1,008,586	$147.60	6.97	$89.5
Granted	272,530	189.64
Exercised	(75,104)	120.41
Forfeited	(85,764)	183.32
Outstanding at September 30, 2022	1,120,248	$156.92	6.95	$48.4
Vested and expected to vest as of September 30, 2022	1,080,032	$155.67	6.88	$48.0
Exercisable at September 30, 2022	560,148	$127.47	5.34	$40.6

As of September 30, 2022, there was $11.0 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock

Restricted stock awards generally cliff vest after three years for employees and non-employee directors. The service period for certain retiree eligible participants is accelerated. Unvested restricted stock carries dividend and voting rights and the sale of the shares is restricted prior to the date of vesting. Dividends are paid on restricted stock awards and their fair value is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s restricted stock activity as of September 30, 2022 and changes during the nine months ended September 30, 2022 are presented in the following table:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	107,475	$169.58
Granted	43,180	189.44
Vested	(26,684)	153.41
Forfeited	(13,147)	179.66
Unvested at September 30, 2022	110,824	$180.01

Total compensation cost for restricted stock is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$—	$0.1	$0.2	$0.3
Selling, general and administrative expenses	2.2	1.3	5.4	3.9
Total expense before income taxes	2.2	1.4	5.6	4.2
Income tax benefit	(0.4)	(0.3)	(1.0)	(0.9)
Total expense after income taxes	$1.8	$1.1	$4.6	$3.3

As of September 30, 2022, there was $7.0 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.0 year.

IDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(unaudited)
Cash-Settled Restricted Stock

The Company also maintains a cash-settled share-based compensation plan for certain employees. Cash-settled restricted stock awards generally cliff vest after three years. The service period for certain retiree eligible participants is accelerated. Cash-settled restricted stock awards are recorded at fair value on a quarterly basis using the market price of the Company’s stock on the last day of the quarter. Dividend equivalents are paid on certain cash-settled restricted stock awards. A summary of the Company’s unvested cash-settled restricted stock activity as of September 30, 2022 and changes during the nine months ended September 30, 2022 are presented in the following table:

Cash-Settled Restricted Stock	Shares	Weighted-Average Fair Value
Unvested at January 1, 2022	57,949	$236.32
Granted	23,070	189.41
Vested	(20,676)	190.67
Forfeited	(5,762)	199.85
Unvested at September 30, 2022	54,581	$199.85

Total compensation (benefit) cost for cash-settled restricted stock is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$—	$—	$—	$0.4
Selling, general and administrative expenses	1.1	0.4	1.1	2.7
Total expense before income taxes(1)	1.1	0.4	1.1	3.1
Income tax benefit	—	—	—	(0.2)
Total expense after income taxes	$1.1	$0.4	$1.1	$2.9

(1) The three and nine months ended September 30, 2021 amount was previously included in Share-based compensation expense on the Condensed Consolidated Statements of Cash Flows. This amount has been reclassified to Accrued expenses and Other-net such that the amount presented in Share-based compensation expense on the Condensed Consolidated Statements of Cash Flows relates solely to non-cash awards for both periods presented. There was no change to the reported amount of net cash flows provided by operating activities for three and nine months ended September 30, 2021 as a result of the reclassification.

As of September 30, 2022, there was $4.1 million of total unrecognized compensation cost related to cash-settled restricted shares that is expected to be recognized over a weighted-average period of 1.0 year.

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

	Nine Months Ended September 30,
	2022	2021
Weighted average fair value of grants	$235.54	$247.49
Dividend yield	—%	—%
Volatility	28.09%	28.6%
Risk-free interest rate	1.73%	0.33%
Expected life (in years)	2.93	2.93

A summary of the Company’s performance share unit activity as of September 30, 2022 and changes during the nine months ended September 30, 2022 are presented in the following table:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	52,025	$236.75
Granted	31,370	235.54
Vested	—	—
Forfeited	(12,240)	235.90
Unvested at September 30, 2022	71,155	$236.66

On December 31, 2021, 29,840 performance share units vested. Based on the Company’s relative total shareholder return rank during the three year period ended December 31, 2021, the Company achieved a 143% payout factor and issued 42,688 common shares in February 2022 for awards that vested in 2021.

Total compensation cost for performance share units is recorded in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	0.2	1.7	4.0	4.6
Total expense before income taxes	0.2	1.7	4.0	4.6
Income tax benefit	—	(0.1)	(0.1)	(0.2)
Total expense after income taxes	$0.2	$1.6	$3.9	$4.4

As of September 30, 2022, there was $5.3 million of total unrecognized compensation cost related to performance share units that is expected to be recognized over a weighted-average period of 0.8 years.

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

	Pension Benefits
	Three Months Ended September 30,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$0.5	$—	$0.5
Interest cost	0.1	0.2	—	0.2
Expected return on plan assets	(0.1)	(0.4)	—	(0.2)
Settlement loss recognized	—	—	—	—
Net amortization	0.1	0.2	0.1	0.5
Net periodic cost	$0.1	$0.5	$0.1	$1.0

	Pension Benefits
	Nine Months Ended September 30,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$0.1	$1.4	$0.1	$1.5
Interest cost	0.2	0.7	0.2	0.6
Expected return on plan assets	(0.2)	(1.0)	(0.8)	(0.7)
Settlement loss recognized	—	—	10.5	—
Net amortization	0.2	0.6	0.3	1.6
Net periodic (benefit) cost	$0.3	$1.7	$10.3	$3.0

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$0.2	$0.2	$0.5	$0.5
Interest cost	0.1	0.1	0.4	0.3
Net amortization	(0.1)	(0.2)	(0.3)	(0.5)
Net periodic cost	$0.2	$0.1	$0.6	$0.3

The Company expects to contribute approximately $4.0 million to its defined benefit plans and $1.2 million to its other post-retirement benefit plans in 2022. During the first nine months of 2022, the Company contributed a total of $3.9 million to fund these plans.

The IDEX Corporation Retirement Plan (“Plan”), a U.S. defined benefit plan, was terminated in May 2020. During the nine months ended September 30, 2021, the Company settled its remaining obligations under the Plan. The Company recognized a net loss of $9.7 million, which was recorded within Other expense (income) - net. The net loss consisted of $10.7 million related to previously deferred pension related costs, partially offset by $1.0 million related to an increase in plan assets remaining after the settlement. As of September 30, 2022, the Company has $0.8 million of surplus assets from the Plan included in Other current assets on the Company’s Condensed Consolidated Balance Sheets all of which will be used to fund the Company’s other retirement benefit plans over the next quarter.

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

19.    Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The provision for income taxes increased to $49.7 million for the three months ended September 30, 2022 from $35.4 million during the same period in 2021. The effective tax rate decreased to 21.8% for the three months ended September 30, 2022 from 23.4% during the same period in 2021 primarily due to the release of the valuation allowance on a capital loss carryforward that may now be realized as a result of the sale of Knight.

The provision for income taxes increased to $129.2 million for the nine months ended September 30, 2022 from $96.0 million during the same period in 2021. The effective tax rate decreased to 22.1% for the nine months ended September 30, 2022 from 22.5% during the same period in 2021 primarily due to the release of the valuation allowance on a capital loss carryforward that may now be realized as a result of the sale of Knight.

20.    Significant Events

On September 13, 2022, the Company entered into a definitive agreement to acquire Muon B.V. and its subsidiaries ("Muon Group") for cash consideration of €700.0 million, subject to customary post-closing adjustments. Muon Group, based in the Netherlands, manufactures highly precise flow paths in a variety of materials that enable the movement of various liquids and gases in critical applications for medical, semiconductor, food processing, digital printing and filtration technologies. Muon Group will expand upon the Company’s growing platform of precision technology businesses in the HST segment with its unique technology and product solutions for similar end-customers. With annual sales of approximately €140.0 million, Muon Group will be part of the Company’s Scientific Fluidics & Optics reporting unit within the HST segment. The Company expects to close the transaction by the end of the fourth quarter of 2022, subject to regulatory approvals and customary closing conditions.

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

During the nine months ended September 30, 2022, the Company achieved record sales driven by robust demand. Teams continued to navigate the difficult economic environment arising from material availability and logistical challenges in order to deliver for customers. The Company expanded operating margin as its highly differentiated product portfolio enabled strong price capture amid inflation pressures and the Company’s focus on execution drove record EPS. Finally, the Company deployed additional capital, both within its existing portfolio and with the acquisitions of Nexsight and KZValve to the IDEX family of businesses as well as through share repurchases.

Select key financial results for the three months ended September 30, 2022 when compared to the same period in the prior year are as follows:

•Sales of $824.0 million increased 16%; organic sales (which excludes acquisitions/divestitures, the impact from the exit of a COVID-19 testing application and foreign currency translation) were up 15%.
•Operating income of $202.2 million increased 25%. Adjusted operating income increased 16% to $201.1 million.
•Operating margin of 24.5% was up 190 basis points. Adjusted operating margin increased 60 basis points to 24.9%.
•Net income attributable to IDEX of $178.7 million increased 54%. Adjusted net income attributable to IDEX increased 18% to $161.9 million.
•Adjusted EBITDA of $231.4 million increased 16% and was 28.7% of adjusted net sales, up 70 basis points.
•Diluted EPS attributable to IDEX of $2.36 increased $0.85, or 56%. Adjusted diluted EPS attributable to IDEX of $2.14 increased $0.35, or 20%.

Select key financial results for the nine months ended September 30, 2022 when compared to the same period in the prior year are as follows:

•Sales of $2.4 billion increased 16%; organic sales (which excludes acquisitions/divestitures, the impact from the exit of a COVID-19 testing application and foreign currency translation) were up 13%.
•Operating income of $576.4 million increased 21%. Adjusted operating income increased 16% to $578.5 million.
•Operating margin of 24.3% was up 110 basis points. Adjusted operating margin increased 30 basis points to 24.6%.
•Net income attributable to IDEX of $456.9 million increased 38%. Adjusted net income attributable to IDEX increased 18% to $465.3 million.
•Adjusted EBITDA of $665.3 million increased 16% and was 28.3% of adjusted net sales, up 40 basis points.
•Diluted EPS attributable to IDEX of $6.00 increased $1.67, or 39%. Adjusted diluted EPS attributable to IDEX of $6.12 increased $0.96, or 19%.

•Cash flows provided by operating activities of $390.1 million were down due to increases in working capital, partially offset by higher earnings. Free cash flow of $342.1 million was 74% of adjusted net income attributable to IDEX.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations for the three and nine months ended September 30, 2022 compared with the three and nine months ended September 30, 2021.

Performance for the Three and Nine Months Ended September 30, 2022 Compared with the Same Periods in 2021

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021	% / bps Change	2022	2021	% / bps Change
Net sales	$824.0	$712.0	16%	$2,371.2	$2,050.0	16%
Cost of sales	442.2	400.4	10%	1,290.0	1,139.7	13%
Gross profit	381.8	311.6	23%	1,081.2	910.3	19%
Gross margin	46.3%	43.8%	250 bps	45.6%	44.4%	120 bps
Selling, general and administrative expenses	161.9	147.2	10%	483.7	426.7	13%
Restructuring expenses and asset impairments	17.7	3.2	453%	21.1	8.6	145%
Operating income	202.2	161.2	25%	576.4	475.0	21%
Operating margin	24.5%	22.6%	190 bps	24.3%	23.2%	110 bps
Gain on sale of business	(34.8)	—	100%	(34.8)	—	100%
Other (income) expense - net	(1.0)	0.6	267%	(3.3)	17.0	119%
Interest expense	9.6	9.5	1%	28.6	31.4	(9%)
Income before income taxes	228.4	151.1	51%	585.9	426.6	37%
Provision for income taxes	49.7	35.4	40%	129.2	96.0	35%
Effective tax rate	21.8%	23.4%	(160) bps	22.1%	22.5%	(40) bps
Net income attributable to IDEX	$178.7	$115.7	54%	$456.9	$330.6	38%
Diluted earnings per common share attributable to IDEX	$2.36	$1.51	56%	$6.00	$4.33	39%

Net Sales

Sales in the third quarter of 2022 increased 16%, reflecting a 15% increase in organic sales, a 3% increase from acquisitions (KZValve - May 2022 and Nexsight - February 2022) net of divestitures (Knight - September 2022), a 3% increase from the acceleration of previously deferred revenue related to the exit of a COVID-19 testing application (see Note 13 in the Notes to Condensed Consolidated Financial Statements for further detail) and a 5% unfavorable impact from foreign currency translation. Sales increased 22% domestically and 9% internationally, and sales to customers outside the U.S. were approximately 46% of total sales in the third quarter of 2022 compared with 49% during the same period in 2021.

Sales in the first nine months of 2022 increased 16%, reflecting a 13% increase in organic sales, a 5% increase from acquisitions (KZValve - May 2022, Nexsight - February 2022, Airtech - June 2021 and ABEL - March 2021) net of divestitures (Knight - September 2022), a 1% increase from the acceleration of previously deferred revenue related to the exit of a COVID-19 testing application and a 3% unfavorable impact from foreign currency translation. Sales increased 26% domestically and 6% internationally, and sales to customers outside the U.S. were approximately 48% of total sales in the first nine months of 2022 compared with 52% during the same period in 2021.

Cost of Sales and Gross Margin

Cost of sales in both the three and nine months ended September 30, 2022 increased due to higher sales volume, inflation and acquisitions. Both gross profit and gross margin increased primarily due to higher volume leverage, favorable price/cost, the acceleration of previously deferred revenue related to the exit of a COVID-19 testing application and lower fair value inventory step-up charges in 2022, partially offset by higher employee-related costs. Gross profit also increased as a result of acquisitions, net of the Knight divestiture, partially offset by an unfavorable impact from foreign currency translation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in both the three and nine months ended September 30, 2022 increased primarily due to the impact from acquisitions, including amortization, as well as higher discretionary spending, resource investments and employee-related costs compared with the same periods in 2021. Additionally, the nine months ended September 30, 2021 included the $3.5 million impact of a settlement for a Corporate transaction indemnity that did not reoccur in 2022.

Restructuring Expenses and Asset Impairments

Restructuring expenses and asset impairments increased in both the three and nine months ended September 30, 2022 primarily due to an asset impairment related to the exit of a COVID-19 testing application, partially offset by lower severance costs in the three and nine months ended September 30, 2022. See Note 13 in the Notes to Condensed Consolidated Financial Statements for further detail.

Operating Income

Operating income for the third quarter of 2022 increased 25%, reflecting a 25% increase in organic operating income, a 2% increase from acquisitions (KZValve - May 2022 and Nexsight - February 2022) net of divestitures (Knight - September 2022) and a 3% favorable impact from lower restructuring costs which includes the net impact from the exit of a COVID-19 testing application, partially offset by a 5% unfavorable impact from foreign currency translation. The increase in organic operating income is attributable to higher volume leverage, favorable price/cost and the $9.1 million fair value inventory step-up charge related to the Airtech acquisition in the prior year period that did not reoccur in 2022, partially offset by increases in employee-related costs, discretionary spending and resource investments.

Operating income for the first nine months of 2022 increased 21%, reflecting a 19% increase in organic operating income, a 4% increase from acquisitions (KZValve - May 2022, Nexsight - February 2022, Airtech - June 2021 and ABEL - March 2021) net of divestitures (Knight - September 2022) and a 1% favorable impact from lower restructuring costs which includes the net impact from the exit of a COVID-19 testing application, partially offset by a 3% unfavorable impact from foreign currency translation. The increase in organic operating income is attributable to higher volume leverage, favorable price/cost, operational productivity and lower fair value inventory step-up charges in 2022, partially offset by increases in employee-related costs, discretionary spending and resource investments.

Operating Margin

Operating margin for the third quarter of 2022 increased 190 basis points, reflecting a 230 basis point increase in organic operating margin, partially offset by a 30 basis point decrease due to acquisitions primarily driven by higher amortization and a 10 basis point unfavorable impact from the exit of a COVID-19 testing application net of lower severance costs. The increase in organic operating margin is primarily due to higher volume leverage, favorable price/cost and the $9.1 million fair value inventory step-up charge related to the Airtech acquisition in the prior year period that did not reoccur in 2022, partially offset by higher employee-related costs, discretionary spending and resource investments.

Operating margin for the first nine months of 2022 increased 110 basis points, reflecting a 150 basis point increase in organic operating margin, partially offset by a 40 basis point decrease due to acquisitions primarily driven by higher amortization. The increase in organic operating margin is primarily due to higher volume leverage, favorable price/cost, operational productivity and lower fair value inventory step-up charges in 2022, partially offset by higher employee-related costs, discretionary spending and resource investments.

Gain on Sale of Business

In the third quarter of 2022, the Company completed the sale of Knight for proceeds of $49.4 million, net of cash remitted, resulting in a pre-tax gain on the sale of $34.8 million. The Company recorded $5.5 million of income tax expense associated with this transaction as Provision for income taxes in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2022.

Other (Income) Expense - Net

Other (income) expense - net increased to $1.0 million of income in the third quarter of 2022 compared to $0.6 million of expense during the same period in 2021, primarily due to foreign currency transaction gains.

Other (income) expense - net increased to $3.3 million of income for the nine months ended September 30, 2022 compared to $17.0 million of expense during the same period in 2021. The nine months ended September 30, 2021 included a $9.7 million noncash loss related to the termination of the U.S. pension plan and an $8.6 million loss on early debt redemption. Additionally, the first nine months of 2022 included foreign currency transaction gains and $3.0 million of gains on the sale of assets, partially offset by $4.1 million of losses on trading securities.

Interest Expense

Interest expense for the three months ended September 30, 2022 was flat compared to the same period in 2021. Interest expense decreased in the nine months ended September 30, 2022 primarily due to lower interest rates on the Company’s indebtedness, partially offset by an increase in the amount of debt outstanding compared with the same periods in 2021.

Income Taxes

The provision for income taxes increased in both the three and nine months ended September 30, 2022 compared with the same periods in 2021 primarily due to higher earnings. The effective tax rate decreased to 21.8% and 22.1% for the three and nine months ended September 30, 2022, respectively, compared with 23.4% and 22.5% during the same periods in 2021. The decrease in both periods is primarily due to the release of the valuation allowance on a capital loss carryforward that may now be realized as a result of the sale of Knight.

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

The table below illustrates the percentages of the share of sales and operating income contributed by each segment on the basis of total segments (not total Company) for the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	FMT	HST	FSDP	IDEX	FMT	HST	FSDP	IDEX
Sales	37%	42%	21%	100%	37%	42%	21%	100%
Operating Income(1)	42%	38%	20%	100%	41%	40%	19%	100%

(1) Segment operating income excludes unallocated corporate operating expenses of $21.5 million and $61.1 million for the three and nine months ended September 30, 2022, respectively.

Fluid & Metering Technologies Segment

	Three Months Ended September 30,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div(1)	Restructuring	Foreign Currency	Total
Net sales	$307.6	$251.3	22%	17%	9%	—	(4%)	22%
Operating income	94.5	69.0	37%	31%	6%	4%	(4%)	37%
Operating margin	30.7%	27.5%	320 bps	370 bps	(120) bps	70 bps	—	320 bps

	Nine Months Ended September 30,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div(1)(2)	Restructuring	Foreign Currency	Total
Net sales	$879.5	$745.9	18%	14%	7%	—	(3%)	18%
Operating income	257.8	195.4	32%	29%	3%	2%	(2%)	32%
Operating margin	29.3%	26.2%	310 bps	380 bps	(100) bps	30 bps	—	310 bps

(1) Acquisitions included KZValve - May 2022 and Nexsight - February 2022. Divestitures included Knight - September 2022.
(2) Based on the timing of its acquisition, ABEL results for the first two months of 2022 are reflected in the acquisitions/divestitures column while the remaining year-over-year impact is included in the organic column.

•Sales in the third quarter of 2022 increased 30% domestically and 13% internationally. Sales to customers outside the U.S. were approximately 42% of total segment sales in the third quarter of 2022 compared with 46% during the same period in 2021.
•Sales in the first nine months of 2022 increased 25% domestically and 10% internationally. Sales to customers outside the U.S. were approximately 43% of total segment sales in the first nine months of 2022 compared with 47% during the same period in 2021.
•The change in organic sales for both the three and nine months ended September 30, 2022 was primarily attributed to increases in the Pumps reporting unit due to continued favorable demand in the industrial and energy markets as well as strong price capture. Additionally, there were increases in the Energy reporting unit driven by a continued rebound in the refined fuel, liquefied petroleum gas and aviation markets as well as improved operational performance and increases in the Agriculture reporting unit driven by strong market performance due to favorable commodity prices and global demand.

•Operating margin of 30.7% for the third quarter of 2022 increased 320 basis points compared with 27.5% during the same period in 2021. The change in operating margin was attributed to the following:
◦Organic operating margin increased 370 basis points due to favorable price/cost, strong operational productivity and higher volume leverage, partially offset by increases in employee-related costs, discretionary spending and resource investments.
◦Acquisitions and divestitures negatively impacted operating margin by 120 basis points primarily due to:
▪Incremental intangible asset amortization of $2.3 million related to the Nexsight and KZValve acquisitions, which unfavorably impacted operating margin by 80 basis points; and
▪The dilutive impact from the Nexsight and KZValve acquisitions on overall FMT operating margin.
◦Lower restructuring costs favorably impacted operating margin by 70 basis points.
•Operating margin of 29.3% for the first nine months of 2022 increased 310 basis points compared with 26.2% during the same period in 2021. The change in operating margin was attributed to the following:
◦Organic operating margin increased 380 basis points due to strong operational productivity, favorable price/cost, higher volume leverage and positive mix, partially offset by increases in employee-related costs, discretionary spending and resource investments. Additionally, the prior year period was unfavorably impacted by the fair value inventory step-up charge related to the ABEL acquisition.
◦Acquisitions and divestitures negatively impacted operating margin by 100 basis points primarily due to:
▪Incremental intangible asset amortization of $4.9 million related to the ABEL, Nexsight and KZValve acquisitions, which unfavorably impacted operating margin by 50 basis points; and
▪The dilutive impact from the ABEL, Nexsight and KZValve acquisitions on overall FMT operating margin.
◦Lower restructuring costs favorably impacted operating margin by 30 basis points.

Health & Science Technologies Segment

	Three Months Ended September 30,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div	Restructuring(2)	Foreign Currency	Total
Net sales	$345.0	$302.3	14%	13%	—%	6%	(5%)	14%
Operating income	85.6	70.4	22%	24%	—%	2%	(4%)	22%
Operating margin	24.8%	23.3%	150 bps	220 bps	0 bps	(90) bps	20 bps	150 bps

	Nine Months Ended September 30,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div(1)	Restructuring(2)	Foreign Currency	Total
Net sales	$986.2	$827.7	19%	13%	7%	2%	(3%)	19%
Operating income	255.7	213.0	20%	16%	5%	1%	(2%)	20%
Operating margin	25.9%	25.7%	20 bps	70 bps	(40) bps	(30) bps	20 bps	20 bps

(1) Based on the timing of its acquisition, Airtech results for the first six months of 2022 are reflected in the acquisitions/ divestitures column while the remaining year-over-year impact is included in the organic column.
(2) Includes restructuring expenses as well as the net impact of the acceleration of previously deferred revenue of $17.9 million and an impairment charge of $16.8 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 13 in the Notes to Condensed Consolidated Financial Statements for further detail.

•Sales in the third quarter of 2022 increased 18% domestically and 10% internationally. Sales to customers outside the U.S. were approximately 49% of total segment sales in the third quarter of 2022 compared with 51% during the same period in 2021.
•Sales in the first nine months of 2022 increased 36% domestically and 6% internationally. Sales to customers outside the U.S. were approximately 51% of total segment sales in the first nine months of 2022 compared with 57% during the same period in 2021.
•The change in organic sales for both the three and nine months ended September 30, 2022 was primarily attributed to increases in the Scientific Fluidics & Optics reporting unit due to strong demand across the analytical instrumentation, life sciences and semiconductor markets as well as targeted growth initiatives tied to Next Gen Sequencing and satellite broadband. Additionally, there were increases in the Sealing Solutions reporting unit driven by favorable performance in the oil and gas, automotive and industrial markets which more than offset customer supply chain driven softness in the semiconductor market and increases in the Performance Pneumatics Technologies reporting unit driven by strength in the industrial market, price capture and targeted growth initiatives tied to fuel cells.
•Operating margin of 24.8% for the third quarter of 2022 increased 150 basis points compared with 23.3% during the same period in 2021. The change in operating margin was attributed to the following:
◦Organic operating margin increased 220 basis points primarily due to the $9.1 million fair value inventory step-up charge related to the Airtech acquisition in the prior year period that did not reoccur in 2022. Additionally, higher volume leverage and favorable price/cost were more than offset by lower productivity and increases in employee-related costs, discretionary spending and resource investments.
◦Restructuring, which includes the dilutive impact of the exit of a COVID-19 testing application net of lower severance costs, unfavorably impacted operating margin by 90 basis points.
◦Foreign currency translation favorably impacted operating margin by 20 basis points.
•Operating margin of 25.9% for the first nine months of 2022 increased 20 basis points compared with 25.7% during the same period in 2021. The change in operating margin was attributed to the following:
◦Organic operating margin increased 70 basis points primarily due to higher volume leverage, favorable price/cost and the $9.1 million fair value inventory step-up charge related to the Airtech acquisition in the prior year period that did not reoccur in 2022 which were more than offset by lower productivity and increases in employee-related costs, discretionary spending and resource investments.
◦Acquisitions negatively impacted operating margin by 40 basis points as the contributions of the Airtech business were more than offset by incremental intangible asset amortization of $7.9 million, which unfavorably impacted operating margin by 80 basis points.
◦Restructuring, which includes the dilutive impact of the exit of a COVID-19 testing application net of lower severance costs, unfavorably impacted operating margin by 30 basis points.
◦Foreign currency translation favorably impacted operating margin by 20 basis points.

Fire & Safety/Diversified Products Segment

	Three Months Ended September 30,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div	Restructuring	Foreign Currency	Total
Net sales	$172.4	$159.1	8%	14%	—	—	(6%)	8%
Operating income	43.6	39.1	12%	19%	—	(1%)	(6%)	12%
Operating margin	25.3%	24.6%	70 bps	110 bps	—	(20) bps	(20) bps	70 bps

	Nine Months Ended September 30,			Components of Change
(Dollars in millions)	2022	2021	Change	Organic	Acq/Div	Restructuring	Foreign Currency	Total
Net sales	$508.3	$479.4	6%	10%	—	—	(4%)	6%
Operating income	124.0	126.5	(2%)	4%	—	(1%)	(5%)	(2%)
Operating margin	24.4%	26.4%	(200) bps	(170) bps	—	(20) bps	(10) bps	(200) bps

•Sales in the third quarter of 2022 increased 17% domestically and were flat internationally. Sales to customers outside the U.S. were approximately 46% of total segment sales in the third quarter of 2022 compared with 50% during the same period in 2021.
•Sales in the first nine months of 2022 increased 12% domestically and 1% internationally. Sales to customers outside the U.S. were approximately 50% of total segment sales in the first nine months of 2022 compared with 53% during the same period in 2021.
•The change in organic sales for both the three and nine months ended September 30, 2022 was driven by increases in the Fire & Safety reporting unit due to price realization, backlog execution and strong acceptance of targeted growth initiatives. Additionally, increases in the Dispensing reporting unit were due to North American project volume and strong demand in the paint market as well as strong performance in India and increases in the BAND-IT reporting unit were due to strength in the energy market as a result of increases in oil prices as well as favorable performance in the automotive and industrial markets.

•Operating margin of 25.3% for the third quarter of 2022 increased 70 basis points compared with 24.6% during the same period in 2021. The change in operating margin was attributed to the following:
◦Organic operating margin increased 110 basis points due to higher volume, partially offset by higher employee-related costs and unfavorable price/cost due to long-term original equipment manufacturer contracts.
◦Higher restructuring costs unfavorably impacted operating margin by 20 basis points.
◦Foreign currency translation unfavorably impacted operating margin by 20 basis points.
•Operating margin of 24.4% for the first nine months of 2022 decreased 200 basis points compared with 26.4% during the same period in 2021. The change in operating margin was attributed to the following:
◦Organic operating margin decreased 170 basis points driven by unfavorable price/cost due to long-term original equipment manufacturer contracts as well as higher discretionary spending and employee-related costs, partially offset by higher volume.
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

At September 30, 2022, working capital was $1,128.5 million and the Company’s current ratio was 3.2 to 1. At September 30, 2022, the Company’s cash and cash equivalents totaled $680.7 million, of which $497.4 million was held outside of the United States. As of September 30, 2022, there was no balance outstanding under the Revolving Facility and $6.5 million of outstanding letters of credit, resulting in a net available borrowing capacity under the Revolving Facility of $793.5 million. The Company believes that additional borrowings through various financing alternatives remain available, if required.

Cash Flow Summary

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(In millions)	2022	2021
Net cash flows provided by (used in):
Operating activities	$390.1	$402.2
Investing activities	(224.4)	(624.2)
Financing activities	(274.6)	24.6

Operating Activities

Cash flows provided by operating activities decreased $12.1 million to $390.1 million, primarily due to increases in working capital discussed below, partially offset by higher earnings.

Operating working capital, calculated as accounts receivable plus inventory minus accounts payable, is used by management as a measurement of operational results as well as the short-term liquidity of the Company. The following table details operating working capital as of September 30, 2022 and December 31, 2021:

(In millions)	September 30, 2022	December 31, 2021
Receivables - net	$406.1	$356.4
Inventories	455.3	370.4
Less: Trade accounts payable	196.6	178.8
Operating working capital	$664.8	$548.0

Operating working capital increased $116.8 million to $664.8 million at September 30, 2022. Accounts receivable increased $59.4 million as a result of higher volume; inventories increased $99.3 million to support production amid supply chain challenges; and trade accounts payable increased $23.0 million due to higher inventory purchases. These increases were partially offset by an $18.9 million decrease from acquisitions, divestitures and foreign currency translation.

Investing Activities

Cash flows used in investing activities decreased $399.8 million to $224.4 million, primarily due to lower cash outflows for acquisitions with the addition of KZValve and Nexsight in 2022 compared to Airtech and ABEL in 2021, proceeds from the sale of Knight in 2022 and higher proceeds from asset sales in 2022 compared to 2021.

Financing Activities

Cash flows used in financing activities in the nine months ended September 30, 2022 were $274.6 million compared to cash flows provided by financing activities of $24.6 million in the prior year period. During 2022, the Company repurchased 788,623 shares at a cost of $146.8 million, of which $0.5 million did not settle until October, paid $132.2 million in dividends and borrowed and repaid $40.0 million under the Revolving Facility. During 2021, the Company issued $500.0 million of 2.625% Senior Notes, redeemed $350.0 million of 4.20% Senior Notes and paid $120.3 million in dividends.

Free Cash Flow

The Company believes free cash flow, a non-GAAP measure, is an important measure of performance because it provides a measurement of cash generated from operations that is available for payment obligations such as operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and postretirement funding requirements and quarterly dividend payments to holders of the Company’s common stock as well as for funding acquisitions and share repurchases. Free cash flow is calculated as cash flows provided by operating activities less capital expenditures.

The following table reconciles free cash flow to cash flows provided by operating activities:

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Cash flows provided by operating activities	$390.1	$402.2
Less: Capital expenditures	(48.0)	(45.5)
Free cash flow	$342.1	$356.7
Free cash flow as a percent of adjusted net income attributable to IDEX(1)	73.5%	90.4%

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

Cash Requirements

Pending Acquisitions

On September 13, 2022, the Company entered into a definitive agreement to acquire Muon Group for cash consideration of €700.0 million, which is expected to be funded with $350.0 million of cash on hand, $150.0 million from the Company’s

Revolving Facility and $200.0 million of proceeds from a new debt issuance. The Company expects to close the transaction by the end of the fourth quarter of 2022, subject to regulatory approvals and customary closing conditions.

Capital Expenditures

Capital expenditures are generally expenditures for machinery and equipment that support growth and improved productivity, tooling, business system technology, replacement of equipment and investments in new facilities. Cash flows from operations were more than adequate to fund capital expenditures of $48.0 million and $45.5 million in the first nine months of 2022 and 2021, respectively. The Company believes it has sufficient operating cash flow to continue to meet current obligations and invest in planned capital expenditures.

Debt Repayment

As of September 30, 2022, the Company has $100.0 million of 3.20% Senior Notes due June 2023. The Company expects to either refinance or repay the Notes using the available borrowing capacity of the Revolving Facility, due May 2024.

Share Repurchases

During the nine months ended September 30, 2022, the Company repurchased 788,623 shares at a cost of $146.8 million, of which $0.5 million did not settle until October. There were no share repurchases during the nine months ended September 30, 2021. As of September 30, 2022, the amount of share repurchase authorization remaining was $565.2 million. For additional information regarding the Company’s share repurchase program, refer to Note 15 in the Notes to Condensed Consolidated Financial Statements.

Subsequent to September 30, 2022 and through October 21, 2022, the Company has repurchased 6,800 shares at a cost of $1.4 million.

Covenants

There are two key financial covenants that the Company is required to maintain in connection with the Revolving Facility, the 3.20% Senior Notes and the 3.37% Senior Notes, a minimum interest coverage ratio of 3.0 to 1 and a maximum leverage ratio of 3.50 to 1. At September 30, 2022, the Company was in compliance with both of these financial covenants, as the Company’s interest coverage ratio was 24.27 to 1 for covenant calculation purposes and the leverage ratio was 1.35 to 1. There are no financial covenants relating to the 2.625% Senior Notes or the 3.00% Senior Notes; however, both are subject to cross-default provisions.

Credit Ratings

The Company’s credit ratings, which were independently developed by the following credit agencies, are detailed below:

•S&P Global Ratings affirmed the Company’s corporate credit rating of BBB (stable outlook) in August 2022.

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

Non-GAAP Disclosures

Set forth below are reconciliations of each of Organic sales, Adjusted net sales, Adjusted gross profit (and Adjusted gross margin), Adjusted operating income (and Adjusted operating margin), Adjusted net income attributable to IDEX, Adjusted diluted earnings per share (“EPS”) attributable to IDEX, Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA to its respective most directly comparable U.S. GAAP measure. Management uses these metrics to measure performance of the Company since they exclude items that are not reflective of ongoing operations, such as fair value inventory step-up charges, restructuring expenses and asset impairments, the impact from the exit of a COVID-19 testing application, gain on sale of a business, gains on sales of assets, the impact of a settlement for a Corporate transaction indemnity, the loss on early debt redemption and the noncash loss related to the termination of the U.S. pension plan. Adjusted net income attributable to IDEX and Adjusted diluted EPS attributable to IDEX also exclude acquisition-related intangible asset amortization. Management also supplements its U.S. GAAP financial statements with adjusted information to provide investors with greater insight, transparency and a more comprehensive understanding of the information used by management in its financial and operational decision making. The reconciliation of segment EBITDA and Adjusted segment EBITDA to net income was performed on a consolidated basis due to the fact that the Company does not allocate consolidated interest expense or the consolidated provision for income taxes to its segments.

This report references organic sales and organic operating income, non-GAAP measures, that exclude (1) the impact of foreign currency translation (2) sales and operating income, respectively, from acquired or divested businesses during the first 12 months of ownership or prior to divestiture and (3) the impact from the exit of a COVID-19 testing application. The portion of sales and operating income attributable to foreign currency translation is calculated as the difference between (a) the period-to-period change in organic sales and organic operating income, respectively, and (b) the period-to-period change in organic sales and organic operating income, respectively, after applying prior period foreign exchange rates to the current year period. Management believes that reporting organic sales and organic operating income provides useful information to investors by helping to identify underlying growth trends in the Company’s business and facilitating easier comparisons of the Company’s revenue and operating performance with prior and future periods and to its peers. The Company excludes the effect of foreign currency translation from organic sales and organic operating income because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long-term performance difficult due to the varying nature, size and number of transactions from period to period and between the Company and its peers. The Company excludes the impact from the exit of a COVID-19 testing application because it is not reflective of ongoing operations and can obscure underlying business trends.

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

The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures prepared in accordance with U.S. GAAP. Due to rounding, numbers presented throughout this and other documents may not add up or recalculate precisely. The financial results prepared in accordance with U.S. GAAP and the reconciliations from these results should be carefully evaluated.

1. Reconciliations of the Change in Net Sales to Organic Net Sales

	Three Months Ended September 30, 2022
	FMT	HST	FSDP	IDEX
Change in net sales	22%	14%	8%	16%
- Net impact from acquisitions/divestitures	9%	—	—	3%
- Impact from foreign currency	(4%)	(5%)	(6%)	(5%)
- Impact from the exit of a COVID-19 testing application(1)	—	6%	—	3%
Change in organic net sales	17%	13%	14%	15%

	Nine Months Ended September 30, 2022
	FMT	HST	FSDP	IDEX
Change in net sales	18%	19%	6%	16%
- Net impact from acquisitions/divestitures	7%	7%	—	5%
- Impact from foreign currency	(3%)	(3%)	(4%)	(3%)
- Impact from the exit of a COVID-19 testing application(1)	—	2%	—	1%
Change in organic net sales	14%	13%	10%	13%

(1) Represents the acceleration of previously deferred revenue of $17.9 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 13 in the Notes to Condensed Consolidated Financial Statements for further detail.

2. Reconciliations of Reported-to-Adjusted Gross Profit and Margin and Net Sales to Adjusted Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross profit	$381.8	$311.6	$1,081.2	$910.3
- Impact from the exit of a COVID-19 testing application(1)	(17.9)	—	(17.9)	—
+ Fair value inventory step-up charges	—	9.1	0.4	11.6
Adjusted gross profit	$363.9	$320.7	$1,063.7	$921.9

Net sales	$824.0	$712.0	$2,371.2	$2,050.0
- Impact from the exit of a COVID-19 testing application(1)	(17.9)	—	(17.9)	—
Adjusted net sales	806.1	712.0	2,353.3	2,050.0

Gross margin	46.3%	43.8%	45.6%	44.4%
Adjusted gross margin	45.1%	45.0%	45.2%	45.0%

(1) Represents the acceleration of previously deferred revenue of $17.9 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 13 in the Notes to Condensed Consolidated Financial Statements for further detail.

3. Reconciliations of Reported-to-Adjusted Operating Income and Margin and Net Sales to Adjusted Net Sales

	Three Months Ended September 30,
	2022					2021
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$94.5	$85.6	$43.6	$(21.5)	$202.2	$69.0	$70.4	$39.1	$(17.3)	$161.2
+ Fair value inventory step-up charges	—	—	—	—	—	—	9.1	—	—	9.1
+ Restructuring expenses and asset impairments	—	—	—	—	—	2.0	0.6	(0.1)	0.7	3.2
- Net impact from the exit of a COVID-19 testing application1)	—	(1.1)	—	—	(1.1)	—	—	—	—	—
+ Corporate transaction indemnity	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Adjusted operating income (loss)	$94.5	$84.5	$43.6	$(21.5)	$201.1	$71.0	$80.1	$39.0	$(17.0)	$173.1

Net sales (eliminations)	$307.6	$345.0	$172.4	$(1.0)	$824.0	$251.3	$302.3	$159.1	$(0.7)	$712.0
- Impact from the exit of a COVID-19 testing application(1)	—	(17.9)	—	—	(17.9)	—	—	—	—	—
Adjusted net sales (eliminations)	307.6	327.1	172.4	(1.0)	806.1	251.3	302.3	159.1	(0.7)	712.0

Reported operating margin	30.7%	24.8%	25.3%	n/m	24.5%	27.5%	23.3%	24.6%	n/m	22.6%
Adjusted operating margin	30.7%	25.8%	25.3%	n/m	24.9%	28.2%	26.5%	24.6%	n/m	24.3%

	Nine Months Ended September 30,
	2022					2021
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$257.8	$255.7	$124.0	$(61.1)	$576.4	$195.4	$213.0	$126.5	$(59.9)	$475.0
+ Fair value inventory step-up charges	0.4	—	—	—	0.4	2.5	9.1	—	—	11.6
+ Restructuring expenses and asset impairments	1.7	0.1	1.0	—	2.8	4.8	1.7	0.1	2.0	8.6
- Net impact from the exit of a COVID-19 testing application(1)	—	(1.1)	—	—	(1.1)	—	—	—	—	—
+ Corporate transaction indemnity	—	—	—	—	—	—	—	—	3.5	3.5
Adjusted operating income (loss)	$259.9	$254.7	$125.0	$(61.1)	$578.5	$202.7	$223.8	$126.6	$(54.4)	$498.7

Net sales (eliminations)	$879.5	$986.2	$508.3	$(2.8)	$2,371.2	$745.9	$827.7	$479.4	$(3.0)	$2,050.0
- Impact from the exit of a COVID-19 testing application(1)	—	(17.9)	—	—	(17.9)	—	—	—	—	—
Adjusted net sales (eliminations)	879.5	968.3	508.3	(2.8)	2,353.3	745.9	827.7	479.4	(3.0)	2,050.0

Reported operating margin	29.3%	25.9%	24.4%	n/m	24.3%	26.2%	25.7%	26.4%	n/m	23.2%
Adjusted operating margin	29.6%	26.3%	24.6%	n/m	24.6%	27.2%	27.0%	26.4%	n/m	24.3%

(1) Represents the net impact of the acceleration of previously deferred revenue of $17.9 million and an impairment charge of $16.8 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 13 in the Notes to Condensed Consolidated Financial Statements for further detail.

4. Reconciliations of Reported-to-Adjusted Net Income and Diluted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reported net income attributable to IDEX	$178.7	$115.7	$456.9	$330.6
+ Restructuring expenses and asset impairments	—	3.2	2.8	8.6
+ Tax impact on restructuring expenses and asset impairments	—	(0.7)	(0.7)	(2.1)
+ Fair value inventory step-up charges	—	9.1	0.4	11.6
+ Tax impact on fair value inventory step-up charges	—	(2.0)	(0.1)	(2.7)
- Net impact from the exit of a COVID-19 testing application(1)	(1.1)	—	(1.1)	—
+ Tax impact on the exit of a COVID-19 testing application	0.3	—	0.3	—
- Gain on sale of business	(34.8)	—	(34.8)	—
+ Tax impact on gain on sale of business	5.5	—	5.5	—
- Gains on sales of assets	—	—	(2.7)	—
+ Tax impact on gains on sales of assets	—	—	0.6	—
+ Corporate transaction indemnity	—	(0.4)	—	3.5
+ Tax impact on Corporate transaction indemnity	—	0.1	—	(0.8)
+ Loss on early debt redemption	—	—	—	8.6
+ Tax impact on loss on early debt redemption	—	—	—	(1.8)
+ Termination of the U.S. pension plan	—	—	—	9.7
+ Tax impact on termination of the U.S. pension plan	—	—	—	(2.1)
+ Acquisition-related intangible asset amortization	17.0	16.2	49.2	40.7
+ Tax impact on acquisition-related intangible asset amortization	(3.7)	(3.7)	(11.0)	(9.3)
Adjusted net income attributable to IDEX	$161.9	$137.5	$465.3	$394.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reported diluted EPS attributable to IDEX	$2.36	$1.51	$6.00	$4.33
+ Restructuring expenses and asset impairments	—	0.04	0.04	0.11
+ Tax impact on restructuring expenses and asset impairments	—	(0.01)	(0.01)	(0.03)
+ Fair value inventory step-up charges	—	0.12	—	0.15
+ Tax impact on fair value inventory step-up charges	—	(0.03)	—	(0.04)
- Net impact from the exit of a COVID-19 testing application(1)	(0.01)	—	(0.01)	—
+ Tax impact on the exit of a COVID-19 testing application	—	—	—	—
- Gain on sale of business	(0.46)	—	(0.46)	—
+ Tax impact on gain on sale of business	0.07	—	0.07	—
- Gains on sales of assets	—	—	(0.03)	—
+ Tax impact on gains on sales of assets	—	—	0.01	—
+ Corporate transaction indemnity	—	—	—	0.05
+ Tax impact on Corporate transaction indemnity	—	—	—	(0.01)
+ Loss on early debt redemption	—	—	—	0.11
+ Tax impact on loss on early debt redemption	—	—	—	(0.02)
+ Termination of the U.S. pension plan	—	—	—	0.13
+ Tax impact on termination of the U.S. pension plan	—	—	—	(0.03)
+ Acquisition-related intangible asset amortization	0.23	0.21	0.65	0.53
+ Tax impact on acquisition-related intangible asset amortization	(0.05)	(0.05)	(0.14)	(0.12)
Adjusted diluted EPS attributable to IDEX	$2.14	$1.79	$6.12	$5.16

Diluted weighted average shares outstanding	75.8	76.5	76.1	76.4

(1) Represents the net impact of the acceleration of previously deferred revenue of $17.9 million and an impairment charge of $16.8 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 13 in the Notes to Condensed Consolidated Financial Statements for further detail.

5. Reconciliations of EBITDA to Net Income

	Three Months Ended September 30,
	2022					2021
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$94.5	$85.6	$43.6	$(21.5)	$202.2	$69.0	$70.4	$39.1	$(17.3)	$161.2
+ Gain on sale of business	—	—	—	34.8	34.8	—	—	—	—	—
+ Other income (expense), net	0.2	1.1	0.5	(0.8)	1.0	(0.4)	0.2	—	(0.4)	(0.6)
+ Depreciation and amortization	9.7	15.8	3.7	0.1	29.3	7.8	15.3	3.8	0.1	27.0
EBITDA	104.4	102.5	47.8	12.6	267.3	76.4	85.9	42.9	(17.6)	187.6
- Interest expense					9.6					9.5
- Provision for income taxes					49.7					35.4
- Depreciation and amortization					29.3					27.0
Reported net income					$178.7					$115.7

Net sales (eliminations)	$307.6	$345.0	$172.4	$(1.0)	$824.0	$251.3	$302.3	$159.1	$(0.7)	$712.0

Reported operating margin	30.7%	24.8%	25.3%	n/m	24.5%	27.5%	23.3%	24.6%	n/m	22.6%
EBITDA margin	33.9%	29.7%	27.8%	n/m	32.4%	30.4%	28.4%	26.9%	n/m	26.3%
EBITDA interest coverage					28.1					19.7

	Nine Months Ended September 30,
	2022					2021
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
Reported operating income (loss)	$257.8	$255.7	$124.0	$(61.1)	$576.4	$195.4	$213.0	$126.5	$(59.9)	$475.0
+ Gain on sale of business	—	—	—	34.8	34.8	—	—	—	—	—
+ Other income (expense), net	2.0	2.5	2.6	(3.8)	3.3	(6.0)	0.3	(1.8)	(9.5)	(17.0)
+ Depreciation and amortization	27.1	47.6	11.2	0.3	86.2	22.8	38.4	11.5	0.3	73.0
EBITDA	286.9	305.8	137.8	(29.8)	700.7	212.2	251.7	136.2	(69.1)	531.0
- Interest expense					28.6					31.4
- Provision for income taxes					129.2					96.0
- Depreciation and amortization					86.2					73.0
Reported net income					$456.7					$330.6

Net sales (eliminations)	$879.5	$986.2	$508.3	$(2.8)	$2,371.2	$745.9	$827.7	$479.4	$(3.0)	$2,050.0

Reported operating margin	29.3%	25.9%	24.4%	n/m	24.3%	26.2%	25.7%	26.4%	n/m	23.2%
EBITDA margin	32.6%	31.0%	27.1%	n/m	29.5%	28.4%	30.4%	28.4%	n/m	25.9%
EBITDA interest coverage					24.5					16.9

6. Reconciliations of EBITDA to Adjusted EBITDA

	Three Months Ended September 30,
	2022					2021
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$104.4	$102.5	$47.8	$12.6	$267.3	$76.4	$85.9	$42.9	$(17.6)	$187.6
+ Fair value inventory step-up charges	—	—	—	—	—	—	9.1	—	—	9.1
+ Restructuring expenses and asset impairments	—	—	—	—	—	2.0	0.6	(0.1)	0.7	3.2
- Net impact from the exit of a COVID-19 testing application(2)	—	(1.1)	—	—	(1.1)	—	—	—	—	—
+ Corporate transaction indemnity	—	—	—	—	—	—	—	—	(0.4)	(0.4)
- Gain on sale of business	—	—	—	(34.8)	(34.8)	—	—	—	—	—
Adjusted EBITDA	$104.4	$101.4	$47.8	$(22.2)	$231.4	$78.4	$95.6	$42.8	$(17.3)	$199.5

Adjusted net sales (eliminations)	$307.6	$327.1	$172.4	$(1.0)	$806.1	$251.3	$302.3	$159.1	$(0.7)	$712.0

Adjusted EBITDA margin	33.9%	31.0%	27.8%	n/m	28.7%	31.2%	31.6%	26.9%	n/m	28.0%
Adjusted EBITDA interest coverage					24.3					21.0

	Nine Months Ended September 30,
	2022					2021
	FMT	HST	FSDP	Corporate	IDEX	FMT	HST	FSDP	Corporate	IDEX
EBITDA(1)	$286.9	$305.8	$137.8	$(29.8)	$700.7	$212.2	$251.7	$136.2	$(69.1)	$531.0
+ Fair value inventory step-up charges	0.4	—	—	—	0.4	2.5	9.1	—	—	11.6
+ Restructuring expenses and asset impairments	1.7	0.1	1.0	—	2.8	4.8	1.7	0.1	2.0	8.6
- Net impact from the exit of a COVID-19 testing application(2)	—	(1.1)	—	—	(1.1)	—	—	—	—	—
+ Corporate transaction indemnity	—	—	—	—	—	—	—	—	3.5	3.5
- Gain on sale of business	—	—	—	(34.8)	(34.8)	—	—	—	—	—
- Gains on sales of assets	(1.2)	—	(1.5)	—	(2.7)	—	—	—	—	—
+ Loss on early debt redemption	—	—	—	—	—	—	—	—	8.6	8.6
+ Termination of the U.S. pension plan	—	—	—	—	—	6.3	—	1.8	1.6	9.7
Adjusted EBITDA	$287.8	$304.8	$137.3	$(64.6)	$665.3	$225.8	$262.5	$138.1	$(53.4)	$573.0

Adjusted net sales (eliminations)	$879.5	$968.3	$508.3	$(2.8)	$2,353.3	$745.9	$827.7	$479.4	$(3.0)	$2,050.0

Adjusted EBITDA margin	32.7%	31.5%	27.0%	n/m	28.3%	30.3%	31.7%	28.8%	n/m	27.9%
Adjusted EBITDA interest coverage					23.3					18.2

(1) EBITDA, a non-GAAP financial measure, is reconciled to net income, its most directly comparable U.S. GAAP financial measure, immediately above in Table 5.

(2) Represents the net impact of the acceleration of previously deferred revenue of $17.9 million and an impairment charge of $16.8 million as a result of a customer’s decision to discontinue further investment in commercializing its COVID-19 testing application. See Note 13 in the Notes to Condensed Consolidated Financial Statements for further detail.

Cautionary Statement Under the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q, including the “Overview,” “Results of Operations” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may relate to, among other things, the Company’s full year 2022 outlook including expected organic sales growth, expected earnings per share and adjusted earnings per share, and the assumptions underlying these expectations, anticipated future acquisition behavior and capital deployment, availability of cash and financing alternatives, the intent to refinance or repay the Notes using the available borrowing capacity of the Revolving Facility, the anticipated timing of the closing of and the anticipated sources of funding for the Company’s acquisition of Muon Group and the anticipated benefits of the Company’s acquisitions, including the acquisitions of ABEL, Airtech, Nexsight, KZValve and Muon Group, and are indicated by words or phrases such as “anticipates,” “estimates,” “plans,” “guidance,” “expects,” “projects,” “forecasts,” “should,” “could,” “will,” “management believes,” “the Company believes,” “the Company intends” and similar words or phrases. These statements are subject to inherent uncertainties and risks that could cause actual results to differ materially from those anticipated at the date of this report. The risks and uncertainties include, but are not limited to, the following: the impact of health epidemics and pandemics, including the COVID-19 pandemic, and the impact of related governmental actions, on the Company’s ability to operate its business and facilities, on its customers, on supply chains and on the U.S. and global economy generally; economic and political consequences resulting from terrorist attacks and wars, including Russia's invasion of Ukraine and the global response to this invasion, which, along with the ongoing effects of the COVID-19 pandemic, could have an adverse impact on the Company's business by creating disruptions in the global supply chain and by potentially having an adverse impact on the global economy; levels of industrial activity and economic conditions in the U.S. and other countries around the world, including uncertainties in the financial markets; pricing pressures, including inflation and rising interest rates, and other competitive factors and levels of capital spending in certain industries, all of which could have a material impact on order rates and the Company’s results; the Company’s ability to make acquisitions and to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; political and economic conditions in foreign countries in which the Company operates; developments with respect to trade policy and tariffs; interest rates; capacity utilization and the effect this has on costs; labor markets; supply chain backlogs, including risks affecting component availability, labor inefficiencies and freight logistical challenges; market conditions and material costs; risks related to environmental, social and corporate governance (“ESG”) issues, including those related to climate change and sustainability; and developments with respect to contingencies, such as litigation and environmental matters. Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the “Risk Factors” section included in the Company’s most recent annual report on Form 10-K and the Company’s subsequent quarterly reports filed with the Securities and Exchange Commission (“SEC”) and the other risks discussed in the Company’s filings with the SEC. The forward-looking statements included here are only made as of the date of this report, and management undertakes no obligation to publicly update them to reflect subsequent events or circumstances, except as may be required by law. Investors are cautioned not to rely unduly on forward-looking statements when evaluating the information presented here.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates as well as inflationary factors. The Company may, from time to time, enter into foreign currency forward contracts and interest rate swaps on its debt when it believes there is a financial advantage in doing so. A treasury risk management policy, adopted by the Board of Directors, describes the procedures and controls over derivative financial and commodity instruments, including foreign currency forward contracts and interest rate swaps. Under the policy, the Company does not use financial or commodity derivative instruments for trading purposes and the use of these instruments is subject to strict approvals by senior officers. Typically, the use of derivative instruments is limited to foreign currency forward contracts and interest rate swaps on the Company’s outstanding long-term debt. As of September 30, 2022, the Company did not have any derivative instruments outstanding.

Foreign Currency Exchange Rates

The Company’s foreign currency exchange rate risk is limited principally to the Euro, Swiss Franc, British Pound, Canadian Dollar, Indian Rupee, Chinese Renminbi and Swedish Krona. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. Foreign currency transaction gains and losses are reported within Other (income) expense - net in the Condensed Consolidated Statements of Income.

Interest Rate Fluctuations

The Company does not have significant interest rate exposure due to all of the $1,200.1 million of debt outstanding as of September 30, 2022 being fixed rate debt. The Company’s Revolving Facility bears interest at either an alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. At September 30, 2022, there was no balance outstanding under the Revolving Facility; however, as discussed above in the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company expects to fund the recently announced acquisition of the Muon Group with $150.0 million from the Company’s Revolving Facility and $200.0 million of proceeds from a new debt issuance, which would be subject to interest rate fluctuations.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2022 to July 31, 2022	152,312	$184.95	152,312	$568,012,659
August 1, 2022 to August 31, 2022	—	—	—	568,012,659
September 1, 2022 to September 30, 2022	14,121	199.54	14,121	565,194,924
Total	166,433	$186.18	166,433	$565,194,924

(1)On March 17, 2020, the Company’s Board of Directors approved an increase of $500.0 million in the authorized level of repurchases of common stock. This approval is in addition to the prior repurchase authorization of the Board of Directors of $300.0 million on December 1, 2015. These authorizations have no expiration date.

Item 5.    Other Information

On and effective October 24, 2022, the Company’s Board of Directors (the “Board”) adopted amendments to the Company’s Amended and Restated Bylaws (the “Restated Bylaws”) as follows:

a.Specify that meetings of stockholders may be adjourned for technical failures associated with virtual meetings and enhance procedures for reconvening an adjourned meeting;
b.Enhance procedures with respect to stockholder nominations of directors and submissions of stockholder proposals (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended) at meetings of stockholders;

c.Specify additional types of information and representations that a nominating stockholder or its proposed director nominee must provide to the Company in connection with a director nomination;
d.Clarify the procedures for excluding business (including a director nomination) that is not properly brought before a meeting of stockholders; and
e.Eliminate the requirement that a complete list of the stockholders entitled to vote at a meeting of stockholders be kept available at such meeting, as such action is no longer mandated by Delaware law.

The foregoing summary of the Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Restated Bylaws, a copy of which is attached as Exhibit 3.1 and incorporated herein by reference.

Item 6.    Exhibits

Exhibit Number	Description

3.1*	Second Amended and Restated Bylaws of IDEX Corporation, effective as of October 24, 2022

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from IDEX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Income, (iv) the Condensed Consolidated Statements of Comprehensive Income, (v) the Condensed Consolidated Statements of Equity, (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: October 26, 2022